Form 10-Q
period 1997-11-01
CHILDRENS PLACE RETAIL STORES INC
filed 1997-12-16
CIK 1041859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                       ----------------------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 1, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to
      _____________

                         Commission file number 0-23071

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       31-1241495
(State or other jurisdiction of                (I. R. S. employer identification
incorporation or organization)                              number)

                                 One Dodge Drive
                         West Caldwell, New Jersey 07006
               (Address of Principal Executive Offices) (Zip Code)

                                 (973) 227-8900
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes / /   No /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, par value $0.10 per share, outstanding at December
                           1, 1997: 24,622,103 shares

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE PERIOD ENDED NOVEMBER 1, 1997

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1.    Financial Statements:                                            Page
                                                                            ----

           Balance Sheets....................................................  1

           Statements of Income..............................................  2

           Statements of Cash Flows..........................................  3

           Notes to  Financial Statements....................................  4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................  7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........ 10

                           Part II - Other Information

Item 1.    Legal Proceedings................................................. 11

Item 2.    Changes in Securities and Use of Proceeds......................... 11

Item 6.    Exhibits and Reports on Form 8-K.................................. 12

Signatures................................................................... 13

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                 BALANCE SHEETS

                (Dollars in thousands, except per share amounts)

                                                     November 1, 1997  February
                                                       (unaudited)     1, 1997
                                                     --------------------------
          ASSETS

Cash and cash equivalents ..........................     $    789      $  3,422
Accounts receivable ................................        2,225           890
Inventories ........................................       26,965        14,425
Prepaid expenses and other current assets ..........        4,431         3,163
Deferred income taxes, net of valuation
  allowance ........................................        5,788         5,788
                                                         --------      --------
      Total current assets .........................       40,198        27,688
Property and equipment, net ........................       31,425        20,299
Deferred income taxes, net of valuation
  allowance ........................................       14,473        14,711
Other assets .......................................          525         1,781
                                                         --------      --------
      Total assets .................................     $ 86,621      $ 64,479
                                                         ========      ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Revolving credit facility ..........................     $  9,782      $      0
Current portion of long-term debt ..................            0           600
Current maturities of obligations under
    capital leases .................................          286           772
Accounts payable ...................................       13,239         8,322
Accrued expenses, interest and
    other current liabilities ......................        7,826         6,043
                                                         --------      --------
      Total current liabilities ....................       31,133        15,737
Long-term debt .....................................            0        19,040
Obligations under capital leases ...................            7            92
Other long-term liabilities ........................        2,675         2,312
                                                         --------      --------
      Total liabilities ............................       33,815        37,181
                                                         --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock, Series A, $.10 par value .............           --         1,276
Common stock, Series B, $.10 par value .............           --             5
Common stock, $.10 par value .......................        2,462            --
Additional paid-in capital .........................       81,146        57,842
Accumulated deficit ................................      (30,802)      (31,825)
                                                         --------      --------
      Total stockholders' equity ...................       52,806        27,298
                                                         --------      --------
      Total liabilities and stockholders' equity
                                                         $ 86,621      $ 64,479
                                                         ========      ========

      The accompanying notes to financial statements are an integral part of these statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                              Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                      -----------------------------------------------------------------------
                                      November 1, 1997   November 2, 1996  November 1, 1997  November 2, 1996
                                      ----------------   ----------------  ----------------  ----------------
Net sales ........................      $     54,489       $    40,353      $    127,226       $    96,765
Cost of sales ....................            33,081            23,377            81,998            61,678
                                        ------------       -----------      ------------       -----------

Gross profit .....................            21,408            16,976            45,228            35,087
Selling, general and
    administrative expenses ......            12,411             9,163            31,698            25,089
Pre-opening costs ................               740               461             1,962               673
Depreciation and amortization ....             1,601             1,005             4,216             2,859
                                        ------------       -----------      ------------       -----------

Operating income .................             6,656             6,347             7,352             6,466
Interest expense, net ............               708               891             2,523             2,073
Other expense, net ...............                18                 1               124               378
                                        ------------       -----------      ------------       -----------

Income before income
    taxes and extraordinary item .             5,930             5,455             4,705             4,015
Provision for income taxes .......             2,433               143             1,940               165
                                        ------------       -----------      ------------       -----------
Income before extraordinary
    item .........................             3,497             5,312             2,765             3,850
Extraordinary loss on
    extinguishment of debt .......             1,743                --             1,743                --
                                        ------------       -----------      ------------       -----------
Net income .......................      $      1,754       $     5,312      $      1,022       $     3,850
                                        ============       ===========      ============       ===========

Pro forma income per common share:
Pro forma income per
    common share before
    extraordinary item ...........      $       0.14       $      0.22      $       0.11       $      0.16
Extraordinary item ...............             (0.07)               --             (0.07)               --
                                        ============       ===========      ============       ===========
Pro forma net income per
    common share .................      $       0.07       $      0.22      $       0.04       $      0.16
                                        ============       ===========      ============       ===========

Pro forma weighted average
    common shares outstanding ....        24,439,310        23,804,185        24,015,894        23,804,185
                                        ------------       -----------      ------------       -----------

       The accompanying notes to financial statements are an integral part of these statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                        Thirty-Nine Weeks Ended
                                                        -----------------------
                                                        November 1,  November 2,
                                                           1997         1996
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................   $   1,022    $   3,850
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization .................       4,216        2,859
       Extraordinary loss on extinguishment of debt ..       1,743            0
       Deferred financing cost amortization ..........         398          204
       Loss on disposals of property and
         equipment ...................................          30            0
       Deferred taxes ................................       1,401            0
Changes in operating assets and liabilities:
       Accounts receivable ...........................      (1,335)        (292)
       Inventories ...................................     (12,540)      (2,126)
       Prepaid expenses and other current assets .....      (1,268)        (620)
       Other assets ..................................        (307)        (129)
       Accounts payable ..............................       4,919       (3,671)
       Accrued expenses, interest and other
         current liabilities .........................       1,688        1,882
       Other long-term liabilities ...................         455            0
       Payment of restructuring charges ..............           0         (214)
                                                         ---------    ---------
          Total adjustments ..........................        (600)      (2,107)
                                                         ---------    ---------
Net cash provided by operating activities ............         422        1,743
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases .....................     (15,316)      (6,397)
                                                         ---------    ---------
Net cash used in investing activities ................     (15,316)      (6,397)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Common Stock ...............      50,730            0
Repurchase of Noteholder and Legg Mason Warrants .....     (25,757)           0
Borrowings under revolving credit facility ...........     141,642       92,684
Repayments under revolving credit facility ...........    (131,860)    (100,517)
Repayment of long-term debt ..........................     (21,360)     (12,671)
Proceeds from issuance of long-term debt .............           0       20,000
Payment of obligations under capital leases ..........        (571)        (510)
Return of funds toward common stock subscription .....        (488)           0
Redemption of Series A Common Stock ..................           0      (11,845)
Net proceeds from sale of Series B Common Stock ......           0       18,763
Exercise of stock options ............................           0          173
Deferred financing costs .............................         (75)      (1,334)
                                                         ---------    ---------
Net cash provided by  financing activities ...........      12,261        4,743
                                                         ---------    ---------
    Net increase (decrease) in cash and cash
      equivalents ....................................      (2,633)          89
    Cash and cash equivalents, beginning of period ...       3,422          569
                                                         ---------    ---------
    Cash and cash equivalents, end of period .........   $     789    $     658
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE  OF CASH FLOWS INFORMATION:
    Interest paid ....................................   $   2,149    $   1,632
    Income taxes paid ................................         538           70

       The accompanying notes to financial statements are an integral part of these statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

            1.    BASIS OF PRESENTATION

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of February 1, 1997. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended February 1, 1997 included in the Company's registration statement on Form S-1 (No 333-31535) as filed with the Securities and Exchange Commission and in its prospectus dated September 18, 1997 (the "Prospectus"). Due to the seasonal nature of the Company's business, the results of operations for the thirteen and thirty-nine weeks ended November 1, 1997 are not necessarily indicative of operating results for a full fiscal year.

            2.    INITIAL PUBLIC OFFERING

            On September 18, 1997, the Company sold 4,000,000 shares of Common Stock at $14.00 per share in an initial public offering (the "Offering"). The Company used the net proceeds of $50.7 million, after deducting the underwriters' discount of $3.9 million and estimated transaction expenses of $1.4 million from this Offering, to (i) pay the principal amount of, and accrued interest on, its Senior Subordinated Notes (the "Senior Subordinated Notes") held by Nomura Holding America Inc. (the "Noteholder") in the total amount of $20.6 million, (ii) repurchase a warrant held by the Noteholder (the "Noteholder Warrant") for $20.6 million, (iii) repurchase two-thirds of a warrant held by Legg Mason Wood Walker Inc. (the "Legg Mason Warrant") for $5.2 million, and
(iv) reduce borrowings outstanding under the Company's revolving credit facility ("the Foothill Credit Facility") with the remainder of the net proceeds. The Senior Subordinated Notes, the Noteholder Warrant and the Legg Mason Warrant were issued in conjunction with a 1996 private placement of the Company, as discussed in Note 3-Private Placement in the financial statements in the Prospectus. As of November 1, 1997, the Company had no long-term borrowings.

            As a result of the repayment of the Senior Subordinated Notes, the Company incurred a non-cash, extraordinary charge to earnings during the third quarter of Fiscal 1997 of $1.7 million, resulting from the write-off of unamortized deferred financing costs of $1.4 million and unamortized debt discount of $1.5 million, net of a $1.2 million tax benefit. The repurchase of the Noteholder Warrant and two-thirds of the Legg Mason Warrant was accounted for as a reduction of additional paid-in capital.

            The repurchase price of the Noteholder Warrant and two-thirds of the Legg Mason Warrant was equal to the initial public offering price of $14.00 per share, less the per share underwriting discount, less the exercise price of $2.677 per warrant, multiplied by the number of shares covered by the warrant (or portion thereof) being purchased.

            Concurrently with the Offering, the Company effected a 120-for-one stock split of the Series A Common Stock (the "Stock Split"), and converted all outstanding shares of the Series B Common Stock into 7,659,889 shares of Series A Common Stock (the "Series B Conversion") and redesignated the Series A Common Stock as Common Stock (the "Reclassification"). The Company also issued 201,414 shares of Common Stock upon the exercise of one-third of the Legg Mason Warrant.

            The Company also amended and restated its certificate of incorporation and bylaws in order to, among other things, (i) effect the Stock Split, the Series B Conversion, and the Reclassification, (ii) authorize 100,000,000 shares of Common Stock, $.10 par value per share, (iii) authorize 1,000,000 shares of Preferred Stock, $1.00 par value per share, and (iv) provide for certain anti-takeover provisions.

            The Company also entered into an amended and restated stockholders' agreement with all of its existing stockholders. In addition, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") and an Employee Stock Purchase Plan. See Note 6 -Stock Option Plans.

            3.    NET INCOME PER COMMON SHARE

            For the thirteen and thirty-nine weeks ended November 2, 1996 and November 1, 1997, pro forma net income per common share is calculated by dividing net income by the pro forma weighted average common shares and common share equivalents outstanding as if (i) the Stock Split, the Series B Conversion and the Reclassification (as discussed above in Note 2-Initial Public

Offering), (ii) the 1996 private placement (as discussed in Note 3-Private Placement in the financial statements in the Prospectus), (iii) the cancellation of outstanding preferred shares which were surrendered for no consideration on June 28, 1996, and (iv) the granting of management options in conjunction with the 1996 private placement, occurred on the first day of the periods presented. Common share equivalents include the Noteholder Warrant and the Legg Mason Warrant (as discussed in Note 3-1996 Private Placement in the financial statements in the Prospectus), and management options to purchase common stock under the 1996 Plan (the "1996 Plan"), and the 1997 Plan calculated using the treasury stock method in accordance with APB Opinion No. 15, "Earnings per Share", ("APB No. 15"). Prior to the Offering, the Offering price was utilized for the treasury stock calculations due to the lack of a public market. Subsequent to the Offering, the average market price was utilized in accordance with APB No. 15. Pro forma fully diluted net income per common share is equal to the amount presented.

            In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." Under SFAS No. 128, the presentation of both basic and diluted earnings per share is required on the statements of income for periods ending after December 15, 1997, at which time restatement will be necessary. Had the provisions of SFAS No. 128 been in effect, the Company would have reported pro forma basic income per share before the extraordinary item of $0.16 per share and $0.13 per share for the thirteen and thirty-nine weeks ended November 1, 1997, respectively. The extraordinary item, representing the write-off of unamortized debt financing costs and unamortized debt discount, net of taxes, in connection with the Offering, would have represented a charge of $0.08 per share for the thirteen and thirty-nine weeks ended November 1, 1997. For the thirteen and thirty-nine weeks ended November 1, 1997, the Company would have reported pro forma basic net income of $0.08 per share and $0.05 per share, respectively, had the provisions of SFAS No.128 been in effect. For the thirteen and thirty-nine weeks ended November 2, 1996, the Company would have reported pro forma basic net income of $0.26 per share and $0.19 per share, respectively, had the provisions of SFAS No. 128 been in effect. Under SFAS No. 128, pro forma diluted earnings per share is equal to the pro forma net income per share currently disclosed by the Company.

             4.   LITIGATION

            Between October 17 and October 31, 1997, twelve lawsuits were filed in the United States District Court for the District of New Jersey by certain shareholders of the Company, naming the Company, its directors, certain of its officers, and certain other parties as defendants. Two additional lawsuits were filed subsequent to November 1, 1997. The complaints allege violations of federal securities laws in connection with the Company's initial public offering in September 1997, relating to alleged misrepresentations and alleged omissions in the Prospectus. Each lawsuit seeks class action status, monetary damages and other potential relief. The Company believes that the allegations made in these complaints are untrue and totally without merit and intends to defend them vigorously.

            5.    STOCKHOLDERS' EQUITY

            The Company's preferred stock, Series A Common Stock, Series B Common Stock and the Common Stock are comprised of the following (dollars in thousands):

                                              November 1, 1997  February 1, 1997
                                              ----------------  ----------------
Preferred stock:
    Authorized number of shares .............        1,000,000            10,000
    Issued and outstanding number of shares .                0                 0
    Liquidation preference ..................     $          0       $         0
Series A Common Stock:
    Authorized number of shares .............                0        27,600,000
    Issued and outstanding number of shares .                0        12,760,800
Series B Common Stock:
    Authorized number of shares .............                0            70,000
    Issued and outstanding number of shares .                0            47,238
    Liquidation preference ..................                0       $    22,001
Common stock:
    Authorized number of shares .............      100,000,000               n/a
    Issued and outstanding number of shares .       24,622,103               n/a
Warrants:
    Number of shares of Series A Common
    Stock ...................................                0         2,739,348

            The Company's financial statements retroactively reflect the Stock Split. See Note 2 - Initial Public Offering for a further discussion of changes to the Company's Stockholders' Equity.

            6.    STOCK OPTION PLANS

            Under the Company's 1996 Plan, the 299,160 options remaining available for grant were granted on September 18, 1997 in conjunction with the Company's Offering. All such options were granted at an exercise price of $14.00 per share, the price at which the Company's Common Stock was sold in the Offering, except that 99,660 options were granted to the Company's Chief Executive Officer, who holds more than 10% of the Company's Common Stock, which were granted at an exercise price of $15.40 per share, or 110% of the market price on the date of the grant. As of November 1, 1997, options to purchase 288,816 shares were exercisable and no options had been exercised under the 1996 Stock Option Plan.

            In conjunction with the Company's Offering, on September 18, 1997, the Company issued 252,100 options to employees under the 1997 Plan to purchase shares of Common Stock at the Offering price of $14.00 per share. No compensation expense was recognized in September 1997, since the options granted under the 1996 Plan and the 1997 Plan were at or above the market price on the date of the grant.

              7.    INCOME TAXES

            During the thirteen and thirty-nine weeks ended November 2, 1996, the Company's tax provision of $0.1 million and $0.2 million, respectively, provided for the payment of federal income taxes based on the Alternative Minimum Tax ("AMT") at an effective tax rate of 2% and minimum taxes in most states due to the Company's utilization of its Net Operating Loss ("NOL") carryforwards. During the fourth quarter of Fiscal 1996, management determined, based on the Company's results of operations and projected future results, that it was more likely than not that the NOL carryforwards would be used in subsequent years to offset tax liabilities. As a result of this determination, the Company reversed its valuation allowance during the fourth quarter of Fiscal 1996 on the Company's deferred tax asset. Accordingly, the Company's net income for the thirteen and thirty-nine weeks ended November 1, 1997 reflects a tax provision, of $2.4 million and $1.9 million, respectively, based on effective statutory rates. Until the NOL is fully utilized or expires, this tax provision will not be paid in cash (other than to the extent of the federal AMT and state minimum taxes) but will reduce the deferred tax asset on the balance sheet.

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The Form 10-Q contains certain forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Prospectus. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

            The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Form 10Q and to the annual audited financial statements and notes thereto included in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on September 18, 1997.

            Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                           Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                   ----------------------------------------------------------------------
                                                   November 1, 1997  November 2, 1996  November 1, 1997  November 2, 1996
                                                   ----------------  ----------------  ----------------  ----------------
Net sales ........................................      100.0%            100.0%            100.0%            100.0%
Cost of sales ....................................       60.7              57.9              64.5              63.7
                                                        -----             -----             -----             -----

Gross profit .....................................       39.3              42.1              35.5              36.3
Selling, general and administrative expenses .....       22.8              22.7              24.9              25.9
Pre-opening costs ................................        1.4               1.2               1.5                .7
Depreciation and amortization ....................        2.9               2.5               3.3               3.0
                                                        -----             -----             -----             -----

Operating income .................................       12.2              15.7               5.8               6.7
Interest expense, net ............................        1.3               2.2               2.0               2.1
Other expense, net ...............................         --                --                .1                .4
                                                        -----             -----             -----             -----

Income before income taxes and
  extraordinary item .............................       10.9              13.5               3.7               4.2
Provision for income taxes .......................        4.5               0.3               1.5                .2
Extraordinary item ...............................        3.2                --               1.4                --
                                                        -----             -----             -----             -----

Net income .......................................        3.2              13.2               0.8               4.0
                                                        =====             =====             =====             =====

Number of stores, end of period ..................        151               104               151               104
                                                        -----             -----             -----             -----

Thirteen Weeks Ended November 1, 1997 Compared to the Thirteen Weeks Ended November 2, 1996

            Net sales increased by $14.1 million, or 35%, to $54.5 million during the thirteen weeks ended November 1, 1997 (the "Third Quarter 1997"), from $40.4 million during the thirteen weeks ended November 2, 1996 (the "Third Quarter 1996"). Net sales for the 17 new stores opened during the Third Quarter 1997, as well as the stores opened or remodeled during fiscal 1996 and fiscal 1997 that did not qualify as comparable stores, contributed $14.3 million of the sales increase, partially offset by the closing of one store during fiscal 1996 which contributed $0.2 million of net sales during the Third Quarter 1996. Sales from new stores performed below management's expectations during the Third Quarter 1997. The Company's comparable store sales were flat during the Third Quarter 1997, as compared with an 8% comparable store sales increase during the Third Quarter 1996. The Company defines its comparable store sales as net sales from stores that have been open for more than 14 full months and that have not been substantially remodeled during that time. During the Third Quarter 1997, comparable store sales and new store sales were unfavorably impacted by unusually warm weather in late September and early October.

            Gross profit increased by $4.4 million to $21.4 million during the Third Quarter 1997 from $17.0 million during the Third

Quarter 1996. As a percentage of net sales, gross profit declined to 39.3% in the Third Quarter 1997 from 42.1% in the Third Quarter 1996. The decrease in gross profit as a percentage of net sales was principally due to higher markdowns and increased store occupancy costs, partially offset by a higher initial markup. The increased markdowns were required to clear excess inventory. The increased store occupancy costs resulted from new stores that had not been open long enough to leverage their rent through an established sales base.

            Selling, general and administrative expenses increased $3.2 million to $12.4 million during the Third Quarter 1997 from $9.2 million during the Third Quarter 1996, and increased slightly as a percentage of net sales to 22.8% during the Third Quarter 1997 from 22.7% during the Third Quarter 1996. The increase in selling, general and administrative expenses was primarily due to higher store payroll and other store expenses.

            During the Third Quarter 1997, pre-opening costs were $0.7 million as compared with $0.5 million in the Third Quarter 1996, reflecting the opening of 17 new stores in the Third Quarter 1997, as compared to the nine new stores opened during the Third Quarter 1996.

            Depreciation and amortization amounted to $1.6 million in the Third Quarter 1997 as compared to $1.0 million during the Third Quarter 1996. The increase in depreciation and amortization expense primarily was a result of the increase in stores.

            Interest expense, net, for the Third Quarter 1997 was $0.7 million, or 1.3% of net sales , as compared with $0.9 million, or 2.2% of net sales, in the comparable prior year period. The decrease in interest expense was primarily due to the repayment of the Senior Subordinated Notes with a portion of the proceeds from the Company's initial public offering, partially offset by increased utilization of the Foothill Credit Facility.

            The Company recorded income before income taxes and extraordinary item of $5.9 million during the Third Quarter 1997 as compared with $5.5 million in the comparable prior year period. As a percentage of net sales, the Company's income before income taxes and extraordinary item decreased to 10.9% during the Third Quarter 1997 from 13.5% during the Third Quarter 1996, due to the factors discussed above.

            The Company's income tax provision for the Third Quarter 1997 was $2.4 million, or 4.5% of net sales, as compared with an income tax provision of $0.1 million, or 0.3% of sales, for the comparable prior year period. During the Third Quarter 1996, the Company's income tax provision provided for the payment of federal taxes based on the AMT at an effective rate of 2% and minimum taxes in most states due to the Company's utilization of its NOL carryforwards. During the fourth quarter of fiscal 1996, the Company reversed a valuation allowance on the Company's deferred tax asset on its balance sheet. Accordingly, the Company's tax provision for the Third Quarter 1997 reflects a tax provision based on effective statutory rates. Until the NOL is fully utilized or expires, this tax provision will not be paid in cash (other than to the extent of the federal AMT and state minimum taxes) but will reduce the deferred tax asset on the balance sheet.

            In the Third Quarter 1997, as a result of the repayment of the Senior Subordinated Notes with a portion of the net proceeds from the Offering, the Company recorded a non-cash extraordinary item of $1.7 million, net of taxes, that represented the write-off of unamortized deferred financing costs and unamortized debt discount.

            The Company had net income of $1.8 million and $5.3 million for the Third Quarter 1997 and Third Quarter 1996, respectively.

Thirty-nine Weeks Ended November 1, 1997 Compared to the Thirty-nine Weeks Ended November 2, 1996

            Net sales increased by $30.4 million, or 31%, to $127.2 million during the thirty-nine weeks ended November 1, 1997, from $96.8 million during the comparable prior year period. Net sales for the 43 new stores opened during the thirty-nine weeks ended November 1, 1997, as well as the stores opened or remodeled during fiscal 1996 and fiscal 1997 that did not qualify as comparable stores, contributed $29.5 million of the sales increase, partially offset by the closing of one store during 1996 which contributed $0.4 million of net sales during the thirty-nine weeks ended November 2, 1996. During the thirty-nine weeks ended November 1, 1997, the Company's comparable store sales increased 1%, or $1.3 million, as compared with an 8% comparable store sales increase during the comparable prior year period.

            During the thirty-nine weeks ended November 1, 1997, the Company's comparable store sales increase was partially attributable to strength in the Company's big girls, legwear and newborn departments, partially offset by weaker sales in the boys' departments. In addition, during the Third Quarter 1997, comparable store sales and new store sales were unfavorably impacted by unusually warm weather in late September and early October.

            Gross profit increased by $10.1 million to $45.2 million during the thirty-nine weeks ended November 1, 1997 from $35.1 million during the comparable prior year period. As a percentage of net sales, gross profit declined to 35.5% in the thirty-nine weeks ended November 1, 1997 from 36.3% in the thirty-nine weeks ended November 2, 1996. The decrease in gross profit as a percentage of net sales was primarily due to higher markdowns offset by a higher initial markup. The increased markdowns were utilized to sell through excess inventory.

            Selling, general and administrative expenses increased $6.6 million to $31.7 million during the thirty-nine weeks ended November 1, 1997 from $25.1 million during the thirty-nine weeks ended November 2, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 24.9% during the thirty-nine weeks ended November 1, 1997 from 25.9% during the thirty-nine weeks ended November 2, 1996. The decrease in selling, general and administrative expenses as a percentage of net sales primarily resulted from corporate administrative expenses that were leveraged over an increased sales base.

            During the thirty-nine weeks ended November 1, 1997, pre-opening costs were $2.0 million as compared with $0.7 million in the thirty-nine weeks ended November 2, 1996, reflecting the opening of 43 new stores in the thirty-nine weeks ended November 1, 1997 as compared to the 13 new stores opened during the thirty-nine weeks ended November 2, 1996.

            Depreciation and amortization amounted to $4.2 million in the thirty-nine weeks ended November 1, 1997 as compared to $2.9 million during the thirty-nine weeks ended November 2, 1996. The increase in depreciation and amortization expense primarily was a result of the increase in stores.

            Interest expense, net, for the thirty-nine weeks ended November 1, 1997, was $2.5 million, or 2.0% of net sales, as compared with $2.1 million, or 2.1% of net sales, in the thirty-nine weeks ended November 2, 1996. The increase in interest expense during the thirty-nine weeks ended November 1, 1997 was primarily due to interest on the Senior Subordinated Notes and the amortization of deferred financing costs of the Senior Subordinated Notes, which were only outstanding for approximately four months of the prior year period, partially offset by the elimination of interest expense on various loans repaid by the Company with proceeds from the 1996 Private Placement and lower interest under the Foothill Credit Facility during the thirty-nine weeks ended November 1, 1997. The lower interest under the Foothill Credit Facility during the thirty-nine weeks ended November 1, 1997 was attributable to lower outstanding loan balances during the first five months of fiscal 1997 and an interest rate reduction during the Third Quarter 1997 resulting from a loan amendment.

            Other expense, net, for the thirty-nine weeks ended November 1, 1997 amounted to $0.1 million, or 0.1% of net sales, as compared to $0.4 million , or 0.4% of net sales, during the thirty-nine weeks ended November 2, 1996. During the thirty-nine weeks ended November 1, 1997, other expenses primarily consisted of an anniversary fee on the Foothill Credit Facility. During the thirty-nine weeks ended November 2, 1996, other expenses primarily comprised anniversary and credit amendment fees relating to the Foothill Credit Facility.

            The Company recorded income before income taxes and extraordinary item of $4.7 million during the thirty-nine weeks ended November 1, 1997 as compared with $4.0 million in the thirty-nine weeks ended November 2, 1996. As a percentage of net sales, the Company's income before income taxes and extraordinary item decreased to 3.7% during the thirty-nine weeks ended November 1, 1997 from 4.2% during the thirty-nine weeks ended November 2, 1996 due to the factors discussed above.

            The Company's income tax provision for the thirty-nine weeks ended November 1, 1997, was $1.9 million, or 1.5% of net sales, as compared with an income tax provision of $0.2 million, or 0.2% of net sales, for the comparable prior year period. During the thirty-nine weeks ended November 2, 1996, the Company's income tax provision provided for the payment of federal taxes based on the AMT at an effective rate of 2% and minimum taxes in most states due to the Company's utilization of its NOL carryforwards. During the fourth quarter of fiscal 1996, the Company reversed a valuation allowance on the Company's deferred tax asset on its balance sheet. Accordingly, the Company 's tax provision for the thirty-nine weeks ended November 1, 1997 reflects a tax provision based on effective statutory rates. Until the NOL is fully utilized or expires, this tax provision will not be paid in cash (other than to the extent of the federal AMT and state minimum taxes) but will reduce the deferred tax asset on the balance sheet.

            As a result of the repayment of the Senior Subordinated Notes with a portion of the net proceeds from the Offering, the Company recorded a non-cash extraordinary item of $1.7 million, net of taxes, that represented the write-off of unamortized deferred financing costs and unamortized debt discount.

            The Company had net income of $1.0 million and $3.9 million for the thirty-nine weeks ended November 1, 1997, and the thirty-nine weeks ended November 2, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Debt Service / Liquidity

            Since February 1, 1997, the Company's primary uses of cash have been to finance new store openings, provide working capital, which primarily represents the purchase of inventory, and make required interest payments on its debt. The Company has been able to meet its cash needs, including those associated with the opening of new stores, principally by using cash flow from operations, borrowings under the Foothill Credit Facility and proceeds from the Offering.

            Pursuant to its Offering on September 18, 1997, the Company received net proceeds of $50.7 million , after deducting the underwriters' discount of $3.9 million and estimated transaction fees of $1.4 million. The Company used the net proceeds from the Offering to (i) pay the principal amount of, and accrued interest on, its Senior Subordinated Notes of $20.6 million, (ii) repurchase the Noteholder Warrant for $20.6 million, (iii) repurchase two-thirds of the Legg Mason Warrant for $5.2 million, and (iv) reduce borrowings outstanding under the Foothill Credit Facility with the remainder of the proceeds. As of November 1, 1997, the Company had no long-term debt obligations.

            As of November 1, 1997, there was $9.8 million outstanding in borrowings and $6.0 million in letters of credit outstanding under the Foothill Credit Facility. Availability under the Foothill Credit Facility as of November 1, 1997 was $11.3 million and the interest rate charged under the Foothill Credit Facility was 8.5% for reference rate borrowings and 7.625% for LIBOR borrowings.

            As of November 1, 1997, the Company was in compliance with all of its covenants under the Foothill Credit Facility. Management believes that compliance with these covenants will not interfere with its business and that cash flows from operations and borrowings under the Foothill Credit Facility will be sufficient to meet the Company's liquidity needs and will support the implementation of its growth strategy.

            During fiscal 1998 the Company anticipates entering into a commitment with respect to a new distribution center and corporate office. The Company's lease for its current distribution center and headquarters facility is scheduled to expire in March 1999. During the Third Quarter 1997, the Company entered into a one year lease for interim warehouse space at an annual cost of approximately $200,000.

Cash Flows / Capital Expenditures

            Cash flows provided from operating activities during the thirty-nine weeks ended November 1, 1997, were $0.4 million as compared with $1.7 million in the comparable prior year period. The decrease in cash flow from operations in the thirty-nine weeks ended November 1, 1997 primarily resulted from an increase in inventory to support the 43 new stores opened during fiscal 1997 and an overall increase in chain wide inventory to support a higher sales plan partially offset by an increase in accounts payable.

            Cash flows used in investing activities were $15.3 million and $6.4 million, during the thirty-nine weeks ended November 1, 1997 and the thirty-nine weeks ended November 2, 1996, respectively. Net cash used for investing activities increased as a result of capital expenditures made primarily in connection with the Company's store expansion and remodel program. In a typical new store, capital expenditures (net of landlord contribution) approximate $0.2 million. During the thirty-nine weeks ended November 1, 1997 and the thirty-nine weeks ended November 2, 1996, the Company opened 43 and 13 stores and remodeled 7 and 5 stores, respectively. Management anticipates that capital expenditures in 1997 for 1997 new store openings and remodels as well as ongoing maintenance programs will be approximately $16 million. In addition, management anticipates spending approximately $1 to $2 million in fiscal 1997 for fiscal 1998 new store openings and remodels. Management continually assesses the number of new stores openings based upon the performance of new and existing stores and the availability of suitable sites. The Company may determine to open fewer stores in fiscal 1998 than originally planned.

            Cash flows provided by financing activities were $12.3 million and $4.7 million in the thirty-nine weeks ended November 1, 1997 and the thirty-nine weeks ended November 2, 1996, respectively. The increase in cash flows provided by financing activities reflects the Company's Offering, the repayment of the Senior Subordinated Notes and the repurchase of the Noteholder and two-thirds of the Legg Mason Warrants, offset partially by increased borrowings under the Foothill Credit Facility. Cash flows provided by financing activities during the thirty-nine weeks ended November 2, 1996 reflect the 1996 Private Placement with the SKM investors and the Noteholder. The net proceeds of the 1996 Private Placement were used to redeem certain shares of outstanding Common Stock, repay long-term debt and reduce borrowings under the Foothill Credit Facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

            Not applicable.

                           Part II - Other Information

Item 1. Legal Proceedings

            Between October 17 and October 31, 1997, twelve lawsuits were filed in the United States District Court for the District of New Jersey by certain shareholders of the Company, naming the Company, its directors, certain of its officers, and certain other parties as defendants. Two additional lawsuits were filed subsequent to November 1, 1997. The complaints allege violations of federal securities laws in connection with the Company's initial public offering in September 1997, relating to alleged misrepresentations and alleged omissions in the Prospectus. Each lawsuit seeks class action status, monetary damages and other potential relief. The Company believes that the allegations made in these complaints are untrue and totally without merit and intend to defend them vigorously.

Item 2. Changes in Securities and Use of Proceeds

            The Company used the net proceeds from the Offering of $50.7 million, after deducting the underwriters' discount of $3.9 million and estimated transaction expenses of $1.4 million, to (i) pay the principal amount of, and accrued interest on, its Senior Subordinated Notes of $20.6 million,
(ii) repurchase the Noteholder Warrant for $20.6 million, (iii) repurchase two-thirds of the Legg Mason Warrant for $5.2 million, and (iv) reduce borrowing outstanding under the Foothill Credit Facility with the remainder of the net proceeds.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
  No.                          Description of Document
-------  -----------------------------------------------------------------------
 10.1 Amendment as of October 27, 1997 to Merchant Services Agreement dated December 12, 1994 between the Company and Hurley State Bank.
 10.2 Employee Stock Purchase Servicing Agreement, between the Company and Merrill Lynch, Pierce, Fenner and Smith Incorporated dated October 30, 1997.
 11.1    Statement re: computation of per share earnings.
 27.1    Financial data schedule

(b) Reports on Form 8-K

      None

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      THE CHILDREN'S PLACE
                                                       RETAIL STORES, INC.


Date: December 16, 1997                        By:    /s/ Ezra Dabah
                                                  -----------------------------
                                                         Ezra Dabah
                                                   Chairman of the Board and
                                                    Chief Executive Officer
                                                  (Principal Executive Officer)


Date: December 16, 1997                        By:    /s/ Seth L. Udasin
                                                  -----------------------------
                                                         Seth L. Udasin
                                                        Vice President &
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)