Form 10-K
period 1998-01-31
CHILDRENS PLACE RETAIL STORES INC
filed 1998-05-01
CIK 1041859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fifty-two weeks ended January 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to
         __________________


                         Commission file number 0-23071

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                               31-1241495
     (State or other                                        (I.R.S. employer
     jurisdiction of                                        identification
     incorporation or                                       number)
     organization)


                                 ONE DODGE DRIVE
                         WEST CALDWELL, NEW JERSEY 07006
               (Address of Principal Executive Offices) (Zip Code)

                                 (973) 227-8900
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock.

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  /X /       No /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

The aggregate market value of voting stock held by non-affiliates was $40,740,244 at the close of business on April 1, 1998.

Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at April 1, 1998: 24,647,419 shares.

Documents Incorporated by Reference: (1) The Company's 1997 Annual Report to Stockholders incorporated partially in Parts I and II hereof and (2) the Company's Proxy Statement incorporated partially in Part II hereof dated May 1, 1998, for its annual meeting of stockholders to be held on May 28, 1998.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           ANNUAL REPORT ON FORM 10-K

                 FOR THE FIFTY-TWO WEEKS ENDED JANUARY 31, 1998


                                TABLE OF CONTENTS


PART I                                                           PAGE

1.    Business....................................................1

2.    Properties.................................................12

3.    Legal Proceedings..........................................12

4.    Submissions of Matters to a Vote of Security Holders.......13

PART II

5.    Market for Registrant's Common Equity and Related
      Stockholder Matters........................................14

6.    Selected Financial Data....................................14

7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operation.........................14

7A.   Quantitative and Qualitative Disclosures About Market
      Risk.......................................................14

8.    Financial Statements and Supplemental Data ................14

9.    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosures.......................14


PART  III

10.   Directors and Executive Officers of the Registrant.........15

11.   Executive Compensation.....................................15

12.   Security Ownership of Certain Beneficial Owners and
      Management.................................................15

13.   Certain Relationships and Related Party Transactions.......15

PART  IV

14.   Exhibits, Financial Statements and Reports
      on Form 8-K................................................16

                                     PART I

ITEM 1.
BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Business Section of this Annual Report on Form 10-K. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto filed as Exhibit 13.1 to this Annual Report on Form 10-K.

OVERVIEW

     The Company is a specialty retailer of high quality, value-priced apparel and accessories for newborn to twelve year old children. The Company designs, contracts to manufacture and sells its products under "The Children's Place" brand name. As of January 31, 1998, the Company operated 155 stores, primarily located in regional shopping malls in the eastern half of the United States.

     The Company believes that its value-based, proprietary brand business strategy has been and will continue to be the key to its success as a specialty retailer. The following strengths have contributed to the success of the Company's merchandising and operating strategies:

     UNIQUE PRICE-VALUE POSITIONING. The Company offers quality clothing and accessories under "The Children's Place" brand name at prices 20% to 30% below most of its direct mall-based competitors. The Company believes that it has built a loyal base of customers who regularly purchase from the Company as their children grow. The Company believes that the value created by the price and quality of its merchandising has enabled The Children's Place to establish a unique market position.

     MERCHANDISING STRATEGY. The Company's merchandising strategy is built on the offering of key basic items at value prices complemented by fashion items and accessories to create a fully coordinated look. The Company designs its merchandise to present a fresh and youthful image unique to "The Children's Place" brand.

     STRONG BRAND IMAGE. The Company believes that it has built a strong brand image for "The Children's Place" by (i) selling its products exclusively in its own stores, (ii) creating a uniform appearance in merchandise presentation,
(iii) providing a consistent selection of coordinated separates and accessories for children, and (iv) offering high quality products at value prices. These factors foster consumer loyalty to "The Children's Place" brand name.

     BROAD CONSUMER APPEAL. The Company's high-quality merchandise assortment is offered at "everyday value prices," which has enabled the Company to appeal to a broad range of consumers across all socioeconomic groups and to compete successfully in a wide range of regional shopping malls, outlet centers and other locations.

     VERTICALLY INTEGRATED OPERATIONS. The Company controls the design, sourcing and sale of its private label children's apparel and accessories. The Company believes that the vertical integration of the Company's operations, from in-house design to in-store presentation, enable The Children's Place to identify and respond to market trends, uphold rigorous product quality standards and control the cost of its merchandise.

     EXPERT SOURCING. The Company combines management's extensive sourcing experience with a cost-based buying strategy. Management has established close, long-standing and mutually beneficial relationships with numerous manufacturers. Through these relationships and its extensive knowledge of component costs of apparel, the Company believes that it has been able to purchase high quality products at low costs.

     PROVEN MANAGEMENT TEAM. The Company has a seasoned, highly experienced management team, with its most senior members having an average of 19 years in the retail and/or apparel business and an average of eight years with the Company. The Company believes that management's substantial experience favorably positions the Company for future expansion.

MERCHANDISING

     MERCHANDISE OFFERING. The Company's merchandise is divided into four divisions - girlswear, boyswear, newborn and accessories. The Company's merchandise offers a balanced assortment of styles in fashionable colors and patterns, with the aim of consistently creating a fresh, youthful look that is unique to "The Children's Place" brand. Each year the Company presents four major seasonal lines (spring, summer, back-to-school, holiday) including transitional lines. Within each season, the Company offers a fresh assortment of coordinated basic and fashion apparel with complementary accessories designed to encourage multiple item purchases.

     EVERYDAY VALUE PRICING. The Company's pricing strategy is to set prices that provide value to its customers and are below those of comparable quality products sold by most of its direct mall-based competitors. The Company employs this everyday value pricing strategy to attract and retain customers by allowing customers to make purchases without having to wait for special sales. The Company's mark-down policy is to systematically reduce prices on slow-moving merchandise.

     MERCHANDISE EXPANSION STRATEGY. The Company periodically evaluates opportunities for selective product extensions. In fiscal 1997, the Company introduced a new layette line and expanded its big boy and big girl departments to include size 16. The Company expects to continue to seek opportunities to expand its customer base and enhance the productivity of its stores through further development of existing merchandise categories and the continued introduction of new merchandise classifications.

     DESIGN AND PRODUCT DEVELOPMENT. Each of the Company's seasonal lines begins with the compilation of market intelligence regarding fashion trends approximately nine months before the season. This is done through extensive European and domestic market research, the purchase of prototype samples, media, trade shows, fashion magazines, the services of fashion and color forecast organizations and analysis of prior season performance. Potential items are designed using computer aided design ("CAD") technology, giving the Company the opportunity to consider a wide range of style and fashion options.

     PLANNING AND ALLOCATION. The merchandise planning team creates a detailed purchasing plan for each season covering each department, each category and each key basic item, based on historical and current selling trends. The Company typically orders 90% of the purchasing plan five months before the season, saving 10% to respond quickly to new fashion trends and reorders of key basic items. The production process takes approximately four to five months from order confirmation to receipt of merchandise at the Company's distribution facility. The merchandise planning team also monitors current and future inventory levels on a weekly basis and analyzes sales patterns to predict future demand for various categories. The Company regularly monitors sales of each style and color and maintains some flexibility to adjust merchandise on order for future seasons or to accelerate delivery of merchandise. The merchandise planning team is also responsible for planning and allocating merchandise to each store based on sales volume levels for each department, category and key basic item and other factors.

SOURCING AND PROCUREMENT

     After a product line is conceptualized and purchase levels are determined, the Company's sourcing team makes on-site visits to the Company's independent agents and various manufacturers to finalize technical specifications of each product, negotiate product costs and arrange delivery of merchandise manufactured to the Company's specifications.

     COST-BASED BUYING. The Company combines management's extensive sourcing experience with a cost-based buying strategy in order to lower costs and increase margins. Management believes that it has a thorough understanding of the economics of apparel manufacturing, enabling the Company to determine the most cost-effective country and manufacturer from which to source each particular item. Relying on its supplier relationships and management's knowledge of component costs, the Company believes that it has been able to arrange for the manufacture of high quality products at low cost. One important aspect of the Company's sourcing strategy is that its Chief Executive Officer, Ezra Dabah, who has over 25 years of merchandising, apparel and buying experience, frequently travels overseas to meet with the Company's agents and manufacturers.

     MANUFACTURERS. The Company's apparel is produced to its specifications by more than 50 independent manufacturers located primarily in the Far East and elsewhere in Asia. In fiscal 1997, the majority of the Company's merchandise was produced in Taiwan, China, Turkey and Hong Kong. The remainder of the Company's merchandise was produced in Thailand, the United States, the Philippines and certain other countries.

     The Company has no exclusive or long-term contracts with its manufacturers and typically transacts business on an item-by-item basis under purchase orders at freight on board ("FOB") cost in United States dollars. The Company purchases merchandise through a Hong Kong-based trading company, with which the Company has no formal written agreement, for most of its procurements from manufacturers located in China, Hong Kong and the Philippines. In addition, the Company has entered into agreements with commissioned independent agents elsewhere in the Far East and in Turkey to assist in sourcing and pre-production approval, production, inspection and ensuring timely delivery of merchandise. The Company has developed long-term, continuous relationships with key individual manufacturers and raw material suppliers which have yielded numerous benefits, including quality control and favorable costs, and have afforded it flexible working arrangements and a steady flow of merchandise supply. In addition, although they are not contractually obligated to do so, the Hong Kong-based trading company and a commissioned independent agent in Taiwan each have exclusive arrangements with the Company.

     SYSTEMS. The Company employs a work-in-process tracking system that enables it to anticipate potential delivery delays and take action to mitigate the impact of such delays. By using this system together with the Company's purchase order and advanced shipping notification systems, the Company and its independent agents actively monitor the status of each purchase order from order confirmation to merchandise receipt. The Company has experienced occasional shipment delays, but no such delay has had a material adverse effect on the Company. The Company is pursuing software technologies to further enhance communication of the production and pre-approval status of its work-in-process directly from its overseas agents.

     QUALITY ASSURANCE. To ensure quality and promote consumer confidence in "The Children's Place" products, the Company utilizes its own, in-house quality assurance laboratory to test and evaluate all fabric and trimming materials against a comprehensive range of physical performance standards before bulk production can begin. The Company's director of quality control and/or the quality control personnel of the Company's independent agents visit the various manufacturing facilities to monitor and improve the quality control and production process. With this focus on pre-production quality approval, the Company is generally able to detect and correct quality related problems before bulk production begins. The Company does not accept its finished apparel products until each purchase order receives formal certification of compliance from its agents' inspectors.

COMPANY STORES

     EXISTING STORES. As of January 31, 1998, the Company operated 155 stores, all of which are located in the eastern half of the United States. Most of the Company's stores are clustered in and around major metropolitan areas. The Company's stores are concentrated in major regional malls, with the exception of 11 outlet stores, three urban street stores and two strip center stores. The following table sets forth the number of stores in each state as of January 31, 1998:

                               # OF                                    # OF
  STATE                       STORES     STATE                        STORES
Connecticut......................7     Minnesota.........................4
Delaware.........................2     New Hampshire.....................3
Florida..........................1     New Jersey...................... 20
Illinois........................15     New York.........................29
Indiana..........................6     North Carolina................... 3
Kentucky.........................2     Ohio.............................10
Maine............................2     Pennsylvania.....................15
Maryland.........................9     South Carolina....................1
Massachusetts...................13     Tennessee.........................1
Michigan.........................7     Virginia..........................5


     STORE ENVIRONMENT. The Company's prototype store measures approximately 3,500 square feet and features a design that incorporates light maple wood floors, fixtures and trim set against a white color scheme, accented by the hunter green used in the Company's logo. The Company believes that the environment created by its "apple-maple" prototype store promotes a shopping experience that is inviting and friendly. The store is brightly lit, featuring floor-to-ceiling glass windows that allow the Company's colorful fashions to attract customers from the outside. A customized grid system throughout the store's upper perimeter displays featured merchandise, marketing photographs and key basic item prices. Suspended signs direct customers to departments within the store where each merchandise line is displayed as a separate collection of coordinated basic and fashion items, with matching accessories. The Company believes that its merchandise presentation effectively displays "The Children's Place" look and creates a visually attractive selling environment that maximizes customer convenience and encourages the purchase of multiple items.

     To achieve uniform merchandise presentation and to maximize sales of coordinating items, store management is provided with detailed written and visual store plans that specify merchandise placement. Standardization of store design and merchandise presentation also promotes effective usage and productivity of selling space and maximizes customer convenience in merchandise selection. By seeking a uniform appearance in store design and merchandise presentation, the Company believes that it is able to maintain and enhance "The Children's Place" brand image.

     As of April 1, 1998, approximately 80% of the Company's stores (excluding outlet stores) are based on the new "apple-maple" prototype. The Company generally remodels its stores to the new prototype specifications as their leases are renewed. In many cases, conversion to the new prototype involves relocation within a mall as well as a reduction in space.

     STORE OPERATIONS. The Company's store operations are directed by the Company's Vice President, Store Operations, three regional managers and 22 district managers. Individual stores are managed by a store manager and up to three co-managers depending on sales volume. A typical store employs a number of full-time and part-time sales associates, and hires additional part-time associates based on seasonal needs.

     Regional and district managers spend a majority of their work week on store selling floors, providing direction, motivation, training and support to field personnel. Store managers are responsible for supervising customer service, store presentation, staff scheduling, shrinkage control and seeing that the store achieves its planned sales goals. Customer service is a major focus for store management and sales associates, and continuing efforts are made to maximize selling productivity. The Company engages in an ongoing process of training management and sales associates in the areas of customer service, selling skills, merchandising, procedures and controls, utilizing visual aids, training manuals and training workshops.

     Management maintains a high level of communication between the home office and stores. Frequent communication through the point-of-sale ("POS") registers, biweekly mail packs to each store, voicemail and district manager conference calls augment the frequent store visits by the regional and district managers. In addition, home office and district manager meetings engender a strong team culture. The Company is continuing to improve the communication between the home office and its stores with the use of new technology.

STORE EXPANSION PROGRAM

     In mid-1996, the Company began implementing an aggressive growth strategy designed to capitalize on its business strengths and its strong store economics. In fiscal 1996 and fiscal 1997, the Company opened 18 and 47 stores, respectively. The Company intends to continue its store expansion program and currently plans to open approximately 50 stores in fiscal 1998, of which 17 stores were opened as of April 1, 1998.

     The Company's expansion strategy focuses primarily on mall-based locations. The regional malls which the Company targets are typically high volume centers, generally measuring one million square feet or more, having at least three department stores or other anchor tenants and various specialty retailers, as well as several entertainment features (such as restaurants, a food court and/or movie theaters). The Company conducts extensive analyses of potential store sites, taking into account the performance of other specialty retail tenants, the existing anchor stores and other stores, the size, type and average sales per square foot of the mall and the demographics of the surrounding area. The most important consideration for the Company in evaluating a store location within a mall is placement of the store relative to mall traffic patterns. In addition, the Company continuously evaluates opportunities to add stores in other types of locations, such as outlet centers and urban street locations. The Company intends to focus its expansion by establishing clusters of stores in states in which it already has stores or in contiguous states in order to strengthen "The Children's Place" brand name recognition.

     The Company believes that its value pricing and its merchandise assortment appeal to customers in all socioeconomic groups, affording it substantial expansion opportunities. There are hundreds of regional malls, street locations and outlet centers in the United States that the Company believes would be suitable sites for the Company's stores.

MARKETING

     ADVERTISING AND PROMOTION. The Company strives to enhance its reputation in the marketplace and build recognition and equity in "The Children's Place" brand name by advertising its image, product and message through in-store photographs and product displays, direct mail and, to a lesser extent, regional and national print media. The Company's point of purchase marketing strategy uses high image visuals to highlight the individual departments and seasonal fashion looks, promoting key basic items at price points representing exceptional value, and focusing on store-front and window displays to attract customers into the stores. The Company primarily relies on mall-based traffic and its reputation, loyal customer base and brand image to generate sales. Moreover, instead of relying on special holiday or one-day promotions to stimulate sales, the Company relies on its everyday value pricing strategy to attract customers. To encourage larger purchases, the Company periodically distributes coupons providing a discount on purchases above a specified minimum.

     PROPRIETARY CREDIT CARD. The Company views the use of a proprietary credit card as an important marketing and communication tool and introduced "The Children's Place" credit card in January 1995 with Hurley State Bank, through a third party credit card service. Pursuant to a merchant services agreement with the Company, Hurley State Bank issues to the Company's customers private label credit cards for use exclusively at the Company's stores and extends credit to such customers on a non-recourse basis to the Company. Hurley State Bank's agent, SPS, administers the approval, issuance and administration of the credit card program. For these services, the Company pays to Hurley State Bank a merchant fee which is calculated as a percentage of sales under the credit card and certain other fees related to cardholder sales volume. In fiscal 1997, the Company paid $1,360,000 to Hurley State Bank in merchant fees. The number of holders of the Company's proprietary credit card has grown to over 350,000. Sales on the proprietary credit card accounted for approximately 13% of the Company's fiscal 1997 net sales. The Company believes that its proprietary credit card promotes affinity and loyalty among those customers who use the card and facilitates communication with such customers through delivery of coupons and promotional materials. The Company markets its proprietary credit card by offering customers who apply for a card a 15% discount on their initial purchase using the card. The Company's average dollar sale to customers using "The Children's Place" card has been substantially higher than the Company's overall average dollar sale.

MANAGEMENT INFORMATION SYSTEMS

     The Company's management information and electronic data processing systems consist of a full range of retail, financial and merchandising systems, including purchase order management, importing, inventory planning and control, inventory distribution, sales reporting and accounts payable. These systems operate on a Hitachi EX/27 platform mainframe computer and utilize a combination of third party and proprietary software packages. Management views technology as an important tool in efficiently supporting its rapid growth and maintaining a competitive industry position.

     Unit and dollar sales information is updated daily in the merchandise reporting systems by polling each store's POS terminals. Through automated nightly two-way electronic communication with each store, sales information, payroll hours and other store initiated transfers are uploaded to the host system, and price changes and other information are downloaded through the POS devices. Information obtained from such daily polling generally results in automatic merchandise replenishment in response to the specific stock keeping unit ("SKU") requirements of each store. The Company evaluates information obtained through daily reporting to identify sales trends and to implement merchandising decisions regarding markdowns and allocation of merchandise.

     The Company is committed to utilizing technology to further enhance its competitive position. In this regard, the Company is scheduled to install a warehouse management system in connection with the planned relocation of its distribution facility. The Company also intends to replace its POS software during fiscal 1999 to enhance customer service and communication between the Company's home office and its stores.

DISTRIBUTION

     All merchandise is currently received, inspected, processed and distributed through the Company's 65,000 square foot leased distribution facility at its headquarters in West Caldwell, New Jersey. The Company also leases a 32,000 square foot facility in Fairfield, New Jersey. In light of its stringent quality assurance procedures implemented during the manufacturing process, the Company has been able to substantially reduce the physical inspection of garments received at the distribution facility. Accordingly, most merchandise flows through the distribution facility and is shipped directly to stores each weekday by commercial carrier, reducing costs and expediting delivery to the Company's stores. The Company has experienced occasional shipment delays, but no such delay has had a material adverse effect on the Company. The Company intends to move its distribution center to a larger facility within the next 12 months to accommodate the Company's continued growth and is currently evaluating suitable sites.

COMPETITION

     The children's apparel retail business is highly competitive. The Company competes in substantially all of its markets with GapKids, BabyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Limited Too (a division of The Limited, Inc.), J.C. Penney Company, Inc., Sears, Roebuck and Co. and other department stores that sell children's apparel and accessories, as well as certain discount stores such as Wal-Mart Stores, Inc. and Kids "R" Us (a division of Toys "R" Us, Inc.). The Company also competes with a wide variety of local and regional specialty stores and with other national retail chains and catalog companies. One or more of its competitors are present in substantially all of the malls in which the Company has stores. Many of the Company's competitors are larger than the Company or have access to significantly greater financial, marketing and other resources than the Company.

     The Company believes that the principal factors of competition in the Company's marketplace are perceived value, price, quality, merchandise assortment, brand name recognition, customer service, and a friendly store environment. Management believes that the Company has been able to effectively compete against other retailers of children's apparel because of its reputation in the marketplace and consistent merchandise offering of high quality, everyday value-priced childrenswear, sold in a friendly environment.

TRADEMARKS AND SERVICE MARKS

     Each of "The Children's Place," "Baby Place," "The Place," "TCP" and "Authentic Tiny Tee" has been registered as a trademark and/or a service mark with the United States Patent and Trademark Office. The registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. The Company intends to continue to use and protect its trademarks and service marks and maintain their registrations. The Company also intends to take action to protect its trademarks in certain foreign countries. The Company believes its trademarks and service marks have received broad recognition and are of significant value to the Company's business.

EMPLOYEES

     As of April 1, 1998, the Company had approximately 840 full-time employees, of whom approximately 220 are based at the Company's headquarters and distribution center, and approximately 1,890 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the officers of the Company:

 NAME                       Age                    Position

Ezra Dabah.................. 44          Chairman of the Board of Directors
                                         and Chief Executive Officer
Stanley B. Silver........... 59          President, Chief Operating Officer
                                         and Director
Clark Hinkley..............  56          Executive Vice President,
                                         Merchandising
Seth L. Udasin.............  41          Vice President, Chief Financial
                                         Officer and Treasurer
Steven Balasiano...........  35          Vice President, General Counsel and
                                         Secretary
Mario A. Ciampi............  37          Vice President, Real Estate &
                                         Construction
Edward DeMartino...........  46          Vice President, Management
                                         Information Systems
Robert Finkelstein.........  45          Vice President, Merchandise Planning
                                         and Allocation
Nina L. Miner..............  48          Vice President, Design and Product
                                         Development
Salvatore W. Pepitone......  50          Vice President, Distribution Center

Mark L. Rose...............  32          Vice President, Sourcing and Production

Susan F. Schiller.........   37          Vice President, Store Operations

Diane M. Timbanard........   53          Vice President, Merchandising Manager


     EZRA DABAH has been Chief Executive Officer of the Company since 1991 and Chairman of the Board of Directors since purchasing the Company in 1989 with certain members of his family. Mr. Dabah has more than 25 years of merchandising, apparel and buying experience. From 1972 to May 1993, Mr. Dabah was a director and an executive officer of The Gitano Group, Inc. and its affiliates (collectively, "Gitano"), a company of which Mr. Dabah and certain members of his family were principal stockholders and which became a public company in 1988. From 1973 until 1983, Mr. Dabah was in charge of product design, merchandising and procurement for Gitano. In 1983, Mr. Dabah founded and became President of a children's apparel importing and manufacturing division for Gitano which later became an incorporated subsidiary, Eva Joia Incorporated, ("E.J. Gitano"). Mr. Dabah is Stanley Silverstein's son-in-law and Nina Miner's brother-in-law.

     STANLEY B. SILVER has been President and Chief Operating Officer of the Company since June 1996 and prior to that served as the Company's Executive Vice President and Chief Operating Officer since joining the Company in 1991. Mr. Silver has been a Director of the Company since July 1996. Before joining the Company in 1991, Mr. Silver held various posts at Grand Met PLC and Mothercare PLC in the United Kingdom and The Limited, Inc. in the United States. Mr. Silver has over 25 years of retailing experience in Europe and the United States and currently serves as Chairman of the Retail Council of New York State.

     CLARK HINKLEY has been Executive Vice President, Merchandising since joining the Company in February 1998. Prior to joining the Company, Mr. Hinkley was the Executive Vice President and Chief Operating Officer of The Talbots, Inc., a position he held since 1993. Mr. Hinkley has over 35 years of retailing experience with over 25 years of senior level management and merchandising experience. Prior to his 10 years with Talbots, Mr. Hinkley was with the Dayton Hudson Corporation and its predecessor company, J.L. Hudson.

     SETH L. UDASIN has been Vice President, Chief Financial Officer and Treasurer since 1996. Since joining the Company in 1983, Mr. Udasin has held various other positions, including Controller from 1988 to 1994 and Vice President - Finance from 1994 to 1996.

     STEVEN BALASIANO has been Vice President and General Counsel since joining the Company in December 1995 and Secretary since January 1996. Prior to joining the Company, Mr. Balasiano practiced law in the New York offices of the national law firms of Stroock & Stroock & Lavan LLP from 1992 to 1995 and Kelley Drye & Warren from 1987 to 1992.

     MARIO A. CIAMPI has been Vice President, Real Estate and Construction since joining the Company in June 1996. Prior to joining the Company, Mr. Ciampi was a principal of a private consulting firm, specializing in retail and real estate restructuring, from 1991 to 1996, in which capacity he was retained as an outside consultant on the Company's real estate activities since 1991.

     EDWARD DEMARTINO has been Vice President, Management Information Systems since 1991. Mr. DeMartino began his career with the Company in 1981 as a System Development Project Manager and was subsequently promoted to Director, MIS in 1989.

     ROBERT FINKELSTEIN joined the Company in 1989 as Vice President, Merchandise Planning and Allocation. Immediately prior to joining the Company, Mr. Finkelstein was a Director of Distribution for Payless Shoe Stores.

     NINA L. MINER has been Vice President, Design and Product Development since joining the Company in 1991. Before joining the Company, Ms. Miner held various management positions at E.J. Gitano. Ms. Miner is Stanley Silverstein's daughter and Ezra Dabah's sister-in-law.

     SALVATORE W. PEPITONE has been Vice President, Distribution Center since joining the Company in 1991. Prior to joining the Company, Mr. Pepitone was employed in a similar capacity by E.J. Gitano.

     MARK L. ROSE has been Vice President, Sourcing and Production since 1992. Mr. Rose joined the Company in 1990 and was promoted to Senior Product Buyer that year. Prior to joining the Company, Mr. Rose held various positions at Macy's.

     SUSAN F. SCHILLER has been Vice President, Store Operations since 1994. Ms. Schiller began her career with the Company as an Assistant Store Manager in 1985 and subsequently served in various positions, including Director of Store Communications from 1991 to 1993 and Director of Store Operations from 1993 to 1994.

     DIANE M. TIMBANARD has been Vice President, Merchandising Manager since joining the Company in 1990. Prior to joining the Company, Ms. Timbanard held various merchandising and management positions, including Vice President of Merchandising for Macy's.

RISK FACTORS

     Investors in the Company should consider the following risk factors as well as the other information set forth or incorporated by reference herein.

     AGGRESSIVE GROWTH STRATEGY

     The Company's net sales have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, increases in comparable store sales. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, and its future operating results will depend largely upon its ability to open and operate new stores successfully and to manage a larger business profitably. The Company anticipates opening approximately 50 new stores during fiscal 1998, which will result in a significant increase in the number of stores operated by the Company.

     The Company is subject to a variety of business risks generally associated with rapidly growing companies. The Company's ability to open and operate new stores successfully will depend on many factors, including, among others, the availability of suitable store locations, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to obtain an adequate supply of finished products, the ability to hire and train qualified managers and other employees, the ability to successfully integrate new stores into the Company's existing operations and the ability to recognize and respond to regional differences in customer preferences (such as climate-related preferences).

     There can be no assurance that the Company will be able to achieve its planned expansion on a timely and profitable basis or that it will be able to achieve results similar to those achieved in existing locations in prior periods. Operating margins may also be adversely affected during periods in which expenses have been incurred in anticipation of new store openings. Furthermore, the Company will need to continually evaluate the adequacy of its store management, management information and distribution systems to manage its planned expansion. Any failure to successfully and profitably execute its expansion plans could have a material adverse effect on the Company.

     The Company expects to spend approximately $22 million in fiscal 1998 on capital expenditures. The Company believes that cash generated from operations and funds available under the Company's revolving line of credit will be sufficient to fund its capital requirements through fiscal 1999. However, there can be no assurance that the Company will not be required to seek additional funds for its capital needs nor can there be any assurance that the Company would be able to obtain such funds.

     CHANGES IN COMPARABLE STORE SALES RESULTS FROM PERIOD TO PERIOD

     Numerous factors affect comparable store sales results, including among others, weather conditions, fashion trends, the retail sales environment, economic conditions and the Company's success in executing its business strategy. The Company's quarterly comparable store sales results have fluctuated significantly in the past, and the Company anticipates that quarterly comparable store sales will fluctuate in the future. In addition, the Company does not expect its comparable store sales to continue to increase at rates similar to those achieved in recent periods. Moreover, there can be no assurance that comparable store sales for any particular period will not decrease in the future.

     MERCHANDISE TRENDS

     The Company's continued success will depend in part on its ability to anticipate and respond to fashion trends and consumer preferences. The Company's design, manufacturing and distribution process generally requires up to nine months, during which time fashion trends and consumer preferences may change. Any failure by the Company to anticipate, identify or respond to future fashion trends may adversely affect customer acceptance of its products or require substantial markdowns, which could have a material adverse effect on the Company.

     In addition, certain public school districts in various markets in which the Company has stores are requiring that their grade school students wear uniforms. This may have a material adverse effect on the Company.

     DISRUPTIONS IN RECEIVING AND DISTRIBUTION

     All of the Company's merchandise is currently shipped directly from manufacturers through freight consolidators to the Company's distribution facilities in West Caldwell, New Jersey and Fairfield, New Jersey. The Company's operating results depend in large part on the orderly operation of this receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and the Company's effective management of its distribution facilities. In addition, there can be no assurance that the Company has anticipated, or will be able to anticipate, all of the changing demands which its expanding operations will impose on its receiving and distribution system, nor can there be any assurance that events beyond the control of the Company, such as a strike or other disruption affecting the parcel service that delivers substantially all of the Company's merchandise to its stores, will not result in delays in delivery of merchandise to stores.

     The Company intends to relocate its distribution facility during the next 12 months to accommodate future growth and is in the process of selecting a suitable site. There can be no assurance that delays, cost overruns or other complications in the relocation to a new distribution facility will not result in a significant interruption in the receipt and distribution of merchandise.

     RELIANCE ON INFORMATION SYSTEMS

     The Company relies on various information systems to manage its operations and regularly makes investments to upgrade, enhance or replace such systems. In connection with its planned relocation of its distribution facility, the Company intends to install a warehouse management system to facilitate more efficient receiving and distribution of inventory. The Company also intends to replace its current POS software with an upgraded system during fiscal 1999.

     DEPENDENCE ON UNAFFILIATED MANUFACTURERS AND INDEPENDENT AGENTS

     The Company does not own or operate any manufacturing facilities and is therefore dependent upon independent third parties for the manufacture of all of its products. The Company's products are currently manufactured to its specifications pursuant to purchase orders by more than 50 independent manufacturers located primarily in Asia. The Company has no exclusive or long-term contracts with its manufacturers and competes with other companies for manufacturing facilities. In addition, the Company has no formal written agreement with the Hong Kong-based trading company, which accounts for approximately 35% of the Company's products. The Company also purchases approximately 40% of its products from Taiwan through a single agent, which has an exclusive arrangement with the Company. Although management believes that it has established close relationships with the Company's principal manufacturers and independent agents, the inability to maintain such relationships or to find additional sources to cover future growth could have a material adverse effect on the Company.

   RISKS OF USING FOREIGN MANUFACTURERS; POSSIBLE ADVERSE IMPACT OF
   UNAFFILIATED MANUFACTURERS' FAILURE TO COMPLY WITH ACCEPTABLE LABOR PRACTICES

     The Company's business is subject to the risks generally associated with purchasing products from foreign countries, such as foreign governmental regulations, political instability, currency and exchange risks, quotas on the amounts and types of merchandise which may be imported into the United States from other countries, disruptions or delays in shipments and changes in economic conditions in countries in which the Company's manufacturing sources are located. The Company cannot predict the effect that such factors will have on its business arrangements with foreign manufacturing sources. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if the Company's current foreign manufacturing sources were to cease doing business with the Company for any reason, the Company's business and operating results could be adversely affected. The Company's business is also subject to the risks associated with changes in United States legislation and regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. The Company cannot predict whether such changes or other charges or restrictions will be imposed upon the importation of its products in the future, or, generally, the effect any such event would have on the Company. However, if China were to lose its Most Favored Nation trading status with the United States, such event could have a material adverse effect on the Company.

     The Company requires its independent manufacturers to operate in compliance with applicable laws and regulations. While the Company's purchasing guidelines promote ethical business practices, the Company does not control such manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer of the Company, or the divergence of an independent manufacturer's labor practices from those generally accepted as ethical in the United States, could have a material adverse effect on the Company.

     FOREIGN CURRENCY FLUCTUATIONS

     The Company conducts its business in United States dollars. However, because the Company purchases substantially all of its products overseas, the cost of these products may be affected by changes in the values of the relevant currencies. To date, the Company has not considered it necessary to hedge against foreign currency fluctuations. Although foreign currency fluctuations have had no material adverse effect on the Company in the past, there can be no assurance that such fluctuations will not have such an effect on the Company in the future.

     DEPENDENCE ON KEY PERSONNEL

     The leadership of Ezra Dabah, the Company's Chief Executive Officer and Chairman of the Board, and of Stanley B. Silver, the Company's President and Chief Operating Officer, has been instrumental in the Company's success. The loss of the services of either Mr. Dabah or Mr. Silver could have a material adverse effect on the Company. The Company has entered into employment agreements with Messrs. Dabah and Silver, but there can be no assurance that the Company will be able to retain their services. In addition, other members of management have substantial experience and expertise in the Company's business and have made significant contributions to its growth and success. The loss of services of one or more of these individuals, or the inability to attract additional qualified managers or other personnel as the Company grows, could have a material adverse effect on the Company. The Company is not protected by any key-man or similar life insurance for any of its executive officers.

     COMPETITION

     The children's apparel retail business is highly competitive. The Company competes in substantially all of its markets with GapKids, BabyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Limited Too (a division of The Limited, Inc.), J.C. Penney Company, Inc., Sears, Roebuck and Co. and other department stores that sell children's apparel and accessories, as well as certain discount stores such as Wal-Mart Stores, Inc. and Kids "R" Us (a division of Toys "R" Us, Inc.). The Company also competes with a wide variety of local and regional specialty stores and with other national retail chains and catalog companies. One or more of its competitors are present in substantially all of the malls in which the Company has stores. Many of the Company's competitors are larger than the Company and have access to significantly greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully against existing or future competition.

     FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY

     As is the case with many apparel retailers, the Company experiences seasonal fluctuations in its net sales and net income, with the greater amount of the Company's net sales and net income typically realized during the third and fourth quarters of the fiscal year, which include the back-to-school and holiday seasons. Net sales and net income are generally weakest during the first two fiscal quarters and are often lower during the second fiscal quarter than during the first fiscal quarter. The Company has experienced first and second quarter losses in prior years and expects to experience second quarter losses, and may experience first quarter losses, in the future.

     The Company's quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including the timing of new store openings and related pre-opening and other start-up costs, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, changes in the Company's merchandise mix and overall economic conditions. Any failure by the Company to meet its business plans for the third and fourth quarter of any fiscal year would have a material adverse effect on the Company's earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. In addition, because the Company's expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in the Company's net income.

     NET OPERATING LOSS CARRYFORWARDS

     The Company reported net operating loss carryforwards ("NOLs") of $57.3 million on its fiscal 1995 income tax return. The Company utilized $11.6 million and $8.1 million of these NOLs to offset taxable income earned by the Company in its 1996 taxable year and 1997 taxable year, respectively, leaving approximately $38 million to be utilized in subsequent taxable years. The Company does not believe that the Company's initial public offering in September 1997 affected the Company's ability to utilize these NOLs. However, because the amount and availability of these NOLs are subject to review by the Internal Revenue Service, there can be no assurance that the NOLs would not be reduced or their use limited as the result of an audit of the Company's tax returns. In addition, future events, including certain transactions involving outstanding shares of the Company's Common Stock, could affect the Company's ability to utilize its NOLs. If the amount of these NOLs were reduced or their availability limited, the Company could be liable for additional taxes with respect to its 1996 and 1997 taxable years, and its tax liability could be increased for its current and subsequent taxable years.

     CONTROL BY CERTAIN STOCKHOLDERS

     As of April 1, 1998, Ezra Dabah and certain members of his family beneficially own 11,944,872 shares of the Company's Common Stock, constituting approximately 47.2% of the outstanding Common Stock. Two funds managed by Saunders Karp & Megrue, L.P. ("SKM"), The SK Equity Fund, L.P. and SK Investment Fund, L.P. (collectively, the "SK Funds"), together with a former consultant to SKM ( collectively with the SK Funds, the "SKM Investors"), own approximately 7,659,889 shares or 30.3% of the outstanding Common Stock. Pursuant to an amended stockholders agreement, the SKM Investors and certain other stockholders, who own in the aggregate 79.0% of the outstanding Common Stock have agreed to vote for the election of two nominees of the SKM Investors and three nominees of Ezra Dabah to the Company's Board of Directors. As a result, the SKM Investors and Ezra Dabah are able to control the election of the Company's directors. In addition, if the SKM Investors and Mr. Dabah were to vote together, they would be able to determine the outcome of any matter submitted to a vote of the Company's stockholders for approval.

     STOCK PRICE VOLATILITY

     The Company's Common Stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as quarterly fluctuations in the financial results of the Company, the Company's comparable store sales results, announcements by other apparel retailers, the overall economy and the condition of the financial markets could cause the price of the Common Stock to fluctuate substantially.

     ANTI-TAKEOVER MATTERS

     Certain provisions of the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and Amended and Restated Bylaws (the "Bylaws") may be deemed to have anti-takeover effects and may discourage, delay or prevent a takeover attempt that a stockholder might consider in its best interest. These provisions, amount other things, (i) classify the Company's Board of Directors into three classes, each of which will serve for different three year periods, (ii) provide that only the Chairman of the Board of Directors may call special meetings of the stockholders, (iii) provide that a director may be removed by stockholders only for cause by a vote of the holders of more than two-thirds of the shares entitled to vote, (iv) provide that all vacancies on the Company's Board of Directors, including any vacancies resulting from an increase in the number of directors, may be filled by a majority of the remaining directors, even if the number is less than a quorum, (v) establish certain advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings, and (vi) require a vote of the holders of more than two-thirds of the shares entitled to vote in order to amend the foregoing provisions and certain other provisions of the Certificate of Incorporation and Bylaws. In addition, the Board of Directors, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock which may have rights senior to those of the Common Stock. Moreover, the Company is subject to the provisions of Section 203 of the Delaware General Corporation Law (the "DGCL") which would require a two-thirds vote of stockholders for any business combination (such as a merger or sale of all or substantially all of the Company's assets) between the Company and an "interested stockholder," unless such transaction is approved by a majority of the disinterested directors or meets certain other requirements. In certain circumstances, the existence of these provisions which inhibit or discourage takeover attempts could reduce the market value of the Common Stock.

ITEM 2.
PROPERTIES

     The Company's home office and distribution facility are located in West Caldwell, New Jersey, and are occupied under the terms of a lease covering approximately 91,000 square feet. The Company also leases a 32,000 square feet facility in Fairfield, New Jersey. The Company expects to relocate its offices and distribution facility over the next 12 months but may continue to be obligated on its current lease until its expiration in March 1999.

     All of the Company's existing store locations are leased by the Company, with lease terms expiring between 1998 and 2009 and with an average unexpired lease term of 7.2 years. The leases for most of the existing stores are for terms of ten years and provide for contingent rent based upon a percent of sales in excess of specified minimums. Leases for future stores will likely include similar contingent rent provisions.

ITEM 3.
LEGAL PROCEEDINGS

     On October 16, 1997, Stephen Brosious and Rudy Pallastrone, who allegedly purchased shares of the Company's common stock in an initial public offering on or about September 19, 1997 (the "IPO"), filed a lawsuit against the Company, several of the Company's directors and officers, and the underwriters of the IPO (the "Defendants") in the United States District Court for the District of New Jersey (the "Court"). The named plaintiffs purport to maintain a class action on behalf of all persons, other than the Defendants, who purchased the Company's common stock issued in connection with the IPO on or about September 19, 1997 through October 13, 1997. The complaint alleges that the Defendants violated federal securities laws by making materially false or misleading statements and/or omissions in connection with the IPO. The plaintiffs seek monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. Since October 16, 1997, fifteen additional putative class actions making substantially similar allegations and seeking substantially similar relief have been filed against some or all of the Defendants. On January 13, 1998, the sixteen putative class actions were consolidated in the Court and on February 26, 1998, the plaintiffs served and filed their amended consolidated complaint. No discovery has been taken. The Company has filed a motion to dismiss this complaint which is currently pending before the Court. The Company believes that the allegations made in this complaint are untrue and totally without merit and intends to defend them vigorously.

     On October 27, 1997, Bulldog Capital Management, L.P., a limited partnership that serves as a general partner for a series of investment funds which allegedly purchased shares of the Company's common stock issued in connection with the IPO, also filed a lawsuit against the Company and several of the Company's directors and officers in the Superior Court of New Jersey, Essex County Division. The complaint alleges that by making materially false or misleading statements and/or omissions in connection with the IPO, the Company and several of the Company's directors and officers violated provisions of federal and state law. The plaintiff seeks monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. On November 20, 1997, the plaintiff filed its first request for production of documents from the defendants. No discovery has been taken. This action is presently stayed, pending resolution of the defendant's motion to dismiss in the federal lawsuit described above. The Company believes that the allegations made in this complaint are untrue and totally without merit and intends to defend them vigorously.

     The Company is also involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.
SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PLCE". The following table sets forth the quarterly high and low sale prices per share, as reported on the Nasdaq National Market.

                                                            FISCAL 1997
                                                       High              Low
Third Quarter, beginning September 19, 1997.......    16 1/8            4 1/2
Fourth Quarter....................................     7 7/8            4 3/8

     On April 1, 1998, the last price of the Common Stock as reported on the Nasdaq National Market was $8.875 per share. As of April 1, 1998, the approximate number of holders of record of the Company's Common Stock was 1,800.

     The Company has never declared or paid cash dividends on its Common Stock and anticipates that all future earnings will be retained for development of its business. The Company's revolving credit facility has a financial covenant which currently prohibits the payment of dividends. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the securing of a waiver from the Company's revolving credit lender, the financial condition of the Company and general business conditions.

ITEM 6.
SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to page 13 through 14 of the 1997 Annual Report to Stockholders filed as Exhibit
13.1 to this Annual Report on Form 10-K.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to pages 15 through 19 of the 1997 Annual Report to Stockholders filed as
Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.


ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to pages 20 through 35 of the 1997 Annual Report to Stockholders filed as
Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1997 Proxy Statement. See also Item 1.

ITEM 11.
EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled "Information Regarding the Board of Directors - Compensation of Directors" and "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation - Employment Agreements" and "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement.

                                     PART IV

ITEM 14.
EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A)(1)            FINANCIAL STATEMENTS

     The following documents are incorporated by reference to pages 20 through 35 of the 1997 Annual Report to Stockholders filed as Exhibit 13.1 to this Annual Report on Form 10-K.

  Report of Independent Public Accountants
  Balance Sheets as of January 31, 1998 and February 1, 1997
  Statements of Income for each of the three fiscal years ended January 31, 1998 Statements of Changes in Stockholders' Equity (Deficit) for the three fiscal years ended January 31, 1998
  Statements of Cash Flows for the three fiscal years ended January 31, 1998 Notes to Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3)            EXHIBITS


3.1*       Form of Amended and Restated Certificate of Incorporation of the
           Company.
3.2*       Form of Amended and Restated ByLaws of the Company.
4.1*       Form of Certificate for Common Stock of the Company.
9.1* Form of Amended and Restated Stockholders Agreement, dated as of September 18, 1997.
10.1*      1996 Stock Option Plan of The Children's Place Retail Stores, Inc.
10.2*      Form of 1997 Stock Option Plan of The Children's Place Retail
           Stores, Inc.
10.3*      The Children's Place Retail Stores, Inc. 401(k) Plan.
10.4* Form of The Children's Place Retail Stores, Inc. Employee Stock Purchase Plan.
10.5*      The Children's Place Retail Stores, Inc. Management Incentive Plan.
10.6* Form of Amended and Restated Loan and Security Agreement dated as of July 31, 1997, between the Company and Foothill Capital Corporation.
10.7* Merchant Services Agreement dated December 12, 1994 between the Company and Hurley State Bank.
10.8* Employment Agreement dated as of June 27, 1996 between the Company and Ezra Dabah.
10.9* Employment Agreement dated as of June 27, 1996 between the Company and Stanley B. Silver.
10.10* Form of Indemnification Agreement between the Company and the members of its Board of Directors.
10.11* Lease Agreement dated August 11, 1993 between the Company and Suburban Mall V Associates, as amended by First Amendment to
           Lease, dated October 21, 1994 between the Company and Suburban
           Mall V Associates.
10.12* Form of Amended and Restated Registration Rights Agreement, dated as of September 18, 1997.
10.13* Letter Agreement as to employment, dated January 18, 1991, between the Company and Diane M. Timbanard.
10.14* Letter Agreement as to severance pay, dated January 22, 1991, between the Company and Diane M. Timbanard.
10.17* Buying Agency Agreement dated September 17, 1996 between the Company and KS Best International.
10.18* Advisory Agreement dated June 28, 1996 between the Company and Saunders Karp & Megrue, L.P.
10.19** Amendment as of October 27, 1997 to Merchant Services Agreement dated December 12, 1994 between the Company and Hurley State Bank.
10.20**    Employee  Stock Servicing Agreement between the Company and
           Merrill Lynch, Pierce, Fenner and Smith Incorporated dated October 30, 1997.
10.21 Employment Agreement dated as of January 30, 1998 between the Company and Clark Hinkley.
11.1       Statement re computation of per share earnings.
13.1       Pages 13 - 35 of the 1997 Annual Report to Stockholders.
27.1       Financial Data Schedule.


* Incorporated by reference to the registrant's Registration Statement on Form S-1 (No. 333-31535). Exhibit numbers are identical to the exhibit numbers incorporated by reference to such registration on statement.

** Incorporated by reference to the registrant's quarterly report on Form 10-Q for the period ended November 1, 1997. Exhibit 10.19 was filed previously as Exhibit 10.1, and Exhibit 10.20 was filed previously as
         Exhibit 10.2 in such quarterly report.

(B)      REPORTS ON FORM 8-K

         No reports were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               The Children's Place Retail Stores, Inc.

                               By: /s/ EZRA DABAH
                                       Ezra Dabah
                                   Chairman of the Board and
                                     Chief Executive Officer

                                                           May 1, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                  Title                                    Date

 /s/ EZRA DABAH           Chairman of the Board of                May 1, 1998
     Ezra Dabah           Directors and Chief Executive
                          Officer (Principal Executive
                          Officer)

/s/ STANLEY B. SILVER     President, Chief Operating              May 1, 1998
    Stanley B. Silver     Officer and Director


/s/ SETH L. UDASIN        Vice President and Chief                May 1, 1998
    Seth L. Udasin        Financial Officer (Principal
                          Financial and Accounting
                          Officer)

/s/ STANLEY SILVERSTEIN   Director                                May 1, 1998
    Stanley Silverstein

/s/ JOHN MEGRUE           Director                                May 1, 1998
    John Megrue

/s/ DAVID J. ODDI         Director                                May 1, 1998
    David J. Oddi