Form 10-Q
period 1998-05-02
CHILDRENS PLACE RETAIL STORES INC
filed 1998-06-12
CIK 1041859

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 2, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to _____


                         Commission file number 0-23071

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                31-1241495
     (State or other jurisdiction of           (I.R.S. employer identification
     incorporation or organization)                  number)

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

     Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, par value $0.10 per share, outstanding at June 1, 1998:
24, 768,083 shares

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                        FOR THE PERIOD ENDED MAY 2, 1998

                               TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements:                                   Page

         Balance Sheets......................................      1
         Statements of Income................................      2
         Statement of Cash Flows.............................      3
         Notes to Financial Statements.......................      4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................      6

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk.........................................      8

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................      9

Item 6.  Exhibits and Reports on Form 8-K....................     10

Signatures...................................................     11

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                          MAY 2, 1998         JANUARY 31, 1998
                                                                                          -----------         ----------------
                                         ASSETS                                           (UNAUDITED)
Current assets:
    Cash and cash equivalents..............................................               $3,570                     $887
    Accounts receivable....................................................                2,940                    1,904
    Inventories............................................................               17,977                   20,334
    Prepaid expenses and other current assets..............................                5,262                    4,612
    Deferred income taxes..................................................               10,653                   10,653
                                                                                  ---------------           --------------
        Total current assets...............................................               40,402                   38,390
Property and equipment, net................................................               35,407                   32,121
Deferred income taxes......................................................                6,533                    8,244
Other assets...............................................................                  680                      598
                                                                                  ---------------           --------------
        Total assets.......................................................              $83,022                  $79,353
                                                                                  ===============           ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
    Revolving credit facility..............................................                   $0                   $1,089
    Current maturities of obligations under capital leases.................                   18                       24
    Accounts payable.......................................................                9,186                    9,471
    Accrued expenses, interest and other current liabilities...............                9,522                    7,568
                                                                                  ---------------          ---------------
        Total current liabilities..........................................               18,726                   18,152
Other long-term liabilities................................................                2,835                    2,734
                                                                                  ---------------          ---------------
        Total liabilities..................................................               21,561                   20,886
                                                                                  ---------------          ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.10 par value; 100,000,000 shares authorized;
24,712,195 shares and 24,622,103 shares issued and outstanding,
at May 2, 1998 and January 31, 1998, respectively..........................                2,471                    2,462
Additional paid-in capital.................................................               82,832                   82,589
Accumulated deficit........................................................              (23,842)                 (26,584)
                                                                                  ---------------         ----------------
        Total stockholders' equity.........................................               61,461                   58,467
                                                                                  ---------------         ----------------
        Total liabilities and stockholders' equity                                       $83,022                  $79,353
                                                                                  ===============         ================

          The accompanying notes to financial statements are an integral part of these balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          THIRTEEN WEEKS ENDED
                                                                          --------------------
                                                                       MAY 2, 1998          MAY 3, 1997
                                                                       -----------          -----------
Net sales...........................................................      $55,999             $39,203
Cost of sales.......................................................       33,866              25,185
                                                                         -----------         --------

Gross profit........................................................       22,133              14,018
Selling, general and administrative expenses........................       14,678               9,695
Pre-opening costs...................................................        1,110                 472
Depreciation and amortization.......................................        1,663               1,233
                                                                       --------------        ---------

Operating income....................................................        4,682               2,618
Interest expense, net...............................................           59                 828
Other expense, net..................................................            0                 101
                                                                       -------------         ----------
Income before income taxes..........................................        4,623               1,689
Provision for income taxes..........................................        1,881                 678
                                                                        -------------        ----------
Net income..........................................................       $2,742              $1,011
                                                                        =============        ==========
  Basic net income per common share.................................        $0.11               $0.05
  Basic weighted average common shares outstanding..................       24,660              20,421

  Diluted net income per common share...............................        $0.11               $0.04
  Diluted weighted average common shares outstanding................       25,605              23,804


          The accompanying notes to financial statements are an integral part of these statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         THIRTEEN WEEKS ENDED
                                                                                         --------------------
                                                                                      MAY 2, 1998         MAY 3, 1997
                                                                                      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................                          $2,742                 $1,011
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization...........................                           1,663                  1,233
      Deferred financing fee amortization.....................                               6                    152
      Loss on disposals of property and equipment.............                             216                     10
      Deferred taxes..........................................                           1,711                    578
Changes in operating assets and liabilities:
      Accounts receivable.....................................                          (1,036)                  (655)

      Inventories.............................................                           2,357                  (404)
      Prepaid expenses and other current assets...............                           (650)                  (441)
      Other assets............................................                           (135)                  (124)
      Accounts payable........................................                           (285)                  (155)
      Accrued expenses, interest and other current liabilities                           1,985                    157
                                                                                ----------------           -----------
        Total adjustments.....................................                           5,832                    351
                                                                                ----------------           -----------
Net cash provided by operating activities.....................                           8,574                  1,362
                                                                                ----------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases..............................                         (5,048)                (4,343)
                                                                                ----------------           -------------
Net cash used in investing activities                                                  (5,048)                (4,343)
                                                                                ----------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases........                             252                      0
Borrowings under revolving credit facility....................                          11,634                 40,946
Repayments under revolving credit facility....................                         (12,723)               (40,287)
Repayment of long-term debt...................................                               0                   (150)
Payment of obligations under capital leases...................                              (6)                  (185)
                                                                                -----------------          -------------
Net cash (used in) provided by financing activities...........                            (843)                   324
                                                                                -----------------          -------------
   Net increase (decrease) in cash and cash equivalents.......                           2,683                 (2,657)
   Cash and cash equivalents, beginning of period.............                             887                  3,422
                                                                                -----------------          --------------
    Cash and cash equivalents, end of period..................                          $3,570                   $765
                                                                                =================          ==============
OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest......................                             $70                   $669
Cash paid during the period for income taxes..................                             172                    450

          The accompanying notes to financial statements are an integral part of these statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

          1.   BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 31, 1998. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended May 2, 1998 are not necessarily indicative of operating results for a full fiscal year.

          2. INITIAL PUBLIC OFFERING

          On September 18, 1997, the Company sold 4,000,000 shares of Common Stock at $14.00 per share in an initial public offering (the "Offering") pursuant to a registration statement filed on Form S-1 (No. 333-31535) with the Securities and Exchange Commission and in its prospectus dated September 18, 1997 (the "Prospectus"). The Company used the net proceeds of $50.7 million, after deducting the underwriters' discount of $3.9 million and estimated transaction expenses of $1.4 million from the Offering, to (i) pay the principal amount of, and accrued interest on, the Senior Subordinated Notes (the "Senior Subordinated Notes") held by Nomura Holding America Inc., (the "Noteholder") of $20.6 million, (ii) repurchase a warrant held by Nomura Holding America Inc. (the "Noteholder Warrant") for $20.6 million, (iii) repurchase two-thirds of a warrant held by Legg Mason Wood Walker Inc. (the "Legg Mason Warrant") for $5.2 million, and (iv) reduce borrowings outstanding under the Company's revolving credit facility (the "Foothill Credit Facility") with the remainder of the net proceeds. The Senior Subordinated Notes, the Noteholder Warrant and the Legg Mason Warrant were issued in conjunction with a 1996 recapitalization of the Company.

          Concurrent with the Offering, the Company effected a 120-for-one stock split of the Series A Common Stock (the "Stock Split"), converted all outstanding shares of the Series B Common Stock into 7,659,889 shares of Series A Common Stock (the "Series B Conversion") and redesignated the Series A Common Stock as Common Stock (the "Reclassification"). The Company also issued 201,414 shares of Common Stock upon the exercise of one-third of the Legg Mason Warrant.

          3. NET INCOME PER COMMON SHARE

          In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.

                                                                        THIRTEEN WEEKS ENDED
                                                                        --------------------
                                                                  MAY 2, 1998       MAY 3, 1997
                                                                  -----------       ----------
Net income..............................................            $2,742            $1,011
                                                                    ======            ======

Weighted average common shares outstanding - Basic......        24,660,493        20,420,689
Incremental shares from assumed conversions of options..           944,322         3,383,496
                                                                -----------       -----------
Weighted average common shares outstanding - Diluted.....       25,604,815        23,804,185
                                                                ============      ==========


          4. LITIGATION

CLASS ACTION SUITS

          On October 16, 1997, Stephen Brosious and Rudy Pallastrone, who allegedly purchased shares of the Company's common stock in or after an initial public offering on or about September 19, 1997 (the "IPO"), filed a lawsuit against the Company, several of the Company's directors and officers, and the underwriters of the IPO (the "Defendants") in the United States District Court for the District of New Jersey (the "Court"). The named plaintiffs purport to maintain a class action on behalf of all persons, other than the Defendants, who purchased the Company's common stock issued in connection with the IPO on or about September 19, 1997 through October 13, 1997. The complaint alleges that the Defendants violated federal securities laws by making materially false or misleading statements and/or omissions in connection with the IPO. The plaintiffs seek monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. Since October 16, 1997, fifteen additional putative class actions making substantially similar allegations and seeking substantially similar relief have been filed against some or all of the Defendants. On January 13, 1998, the sixteen putative class actions were consolidated in the Court and on February 26, 1998 the plaintiffs served and filed their amended consolidated complaint. No discovery has been taken. The Company has filed a motion to dismiss this complaint which is currently pending before the Court. The Company believes that the allegations made in this complaint are untrue and totally without merit and intends to defend this action vigorously.

          On October 27, 1997, Bulldog Capital Management, L.P., a limited partnership that serves as a general partner for a series of investment funds which allegedly purchased shares of the Company's common stock issued in connection with the IPO, also filed a lawsuit against the Company and several of the Company's directors and officers in the Superior Court of New Jersey, Essex County Division. The complaint alleges that by making materially false or misleading statements and/or omissions in connection with the IPO, the Company and several of the Company's directors and officers violated provisions of federal and state law. The plaintiff seeks monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. On November 20, 1997, the plaintiff filed its first request for production of documents from the defendants. No discovery has been taken. This action is presently stayed, pending resolution of the defendant's motion to dismiss in the federal lawsuit described above. The Company believes that the allegations made in this complaint are untrue and totally without merit and intends to defend this action vigorously.

OTHER LITIGATION

          The Company is also involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF FEDERAL SECURITIES LAWS, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THOSE STATEMENTS INCLUDE, BUT MAY NOT BE LIMITED TO, THE DISCUSSIONS OF THE COMPANY'S OPERATING AND GROWTH STRATEGY. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS" IN THE BUSINESS SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1998. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE TO BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT EVENTS AND CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

          THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE ANNUAL AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 31,1998 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                                         THIRTEEN WEEKS ENDED
                                                                         --------------------
                                                                     MAY 2, 1998       MAY 3, 1997
                                                                     -----------       -----------

Net sales.................................................             100.0%          100.0%
Cost of sales.............................................              60.5            64.2
                                                                       ------          ------
Gross profit..............................................              39.5            35.8
Selling, general and administrative expenses..............              26.2            24.7
Pre-opening costs.........................................               2.0             1.2
Depreciation and amortization.............................               3.0             3.2
                                                                         ---             ---
Operating income..........................................               8.3             6.7
Interest expense, net.....................................               0.1             2.1
Other expense, net........................................                --             0.3
                                                                       -----          ------
Income before income taxes................................               8.2             4.3
Provision for income taxes................................               3.3             1.7
                                                                       -----          ------
Net income................................................               4.9%            2.6%
                                                                       =======        ========
Number of stores, end of period...........................               178             119


THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED TO THIRTEEN WEEKS ENDED MAY 3, 1997

          Net sales increased by $16.8 million, or 43%, to $56.0 million during the thirteen weeks ended May 2, 1998 (the "First Quarter 1998") from $39.2 million during the thirteen weeks ended May 3, 1997 (the "First Quarter 1997"). Net sales for the 23 new stores opened during the First Quarter 1998, as well as the stores opened and remodeled during fiscal 1997 and fiscal 1998 that did not qualify as comparable stores, contributed $14.5 million of the sales increase. During the First Quarter 1998, the Company opened stores in several new markets, including its first stores in Atlanta, St. Louis and Kansas City. As of May 2, 1998, the Company operated 178 stores in 24 states, primarily located in regional shopping malls in the eastern half of the United States. During the remainder of fiscal 1998, the Company plans to open approximately 27 new stores in its existing markets and in adjacent states.

          The Company's comparable store sales increased 7% and contributed $2.3 million of the net sales increase during the First Quarter 1998. Comparable store sales increased 5% during the First Quarter 1997. The Company's First Quarter 1998 comparable store sales increase was attributable to strong customer acceptance of the merchandise, led by the growth of the newborn department.

          Gross profit increased by $8.1 million to $22.1 million during the First Quarter 1998 from $14.0 million during the First Quarter 1997. As a percentage of net sales, gross profit increased to 39.5% during the First Quarter 1998 from 35.8% during the First Quarter 1997. The increase in gross profit as a percentage of net sales was principally due to higher initial markups achieved through more effective product sourcing and lower markdowns due to the strong customer acceptance of the Company's merchandise. As a percentage of net sales, gross profit was also favorably impacted by the leveraging of buying and distribution expenses partially offset by increased store occupancy costs from new stores with higher rents that have not been open long enough to leverage their rent through an established sales base.

          Selling, general and administrative expenses increased $5.0 million to $14.7 million during the First Quarter 1998 from $9.7 million during the First Quarter 1997. As a percentage of net sales, selling, general and administrative expenses increased to 26.2% during the First Quarter 1998 from 24.7% during the First Quarter 1997. The increase as a percentage of net sales was primarily due to an increase in the executive and store operations management personnel of the Company and increased marketing and legal fees, partially offset by the leveraging of other corporate administrative functions. In addition, store expenses as a percentage of net sales were also unfavorably impacted by new stores which have not been open long enough to leverage their expenses through an established sales base.

          During the First Quarter 1998, pre-opening costs were $1.1 million, or 2.0% of net sales, as compared to $0.5 million, or 1.2% of net sales, during the First Quarter 1997. The increase in pre-opening costs in the First Quarter 1998 reflected the opening of 23 stores and costs incurred for future store openings as compared to the opening of 11 stores during the First Quarter 1997.

          Depreciation and amortization amounted to $1.7 million, or 3.0% of net sales, during the First Quarter 1998 as compared to $1.2 million, or 3.2% of net sales, during the First Quarter 1997. The increase in depreciation and amortization primarily was a result of the increase in the store base.

          Interest expense, net, for the First Quarter 1998 was $0.1 million, or 0.1% of net sales, as compared to $0.8 million, or 2.1% of net sales, during the First Quarter 1997. The decrease in interest expense was primarily due to the elimination of interest expense on the Senior Subordinated Notes which were repaid with a portion of the proceeds from the Company's initial public offering in September 1997.

          The Company had no other expense, net, during the First Quarter 1998. Other expense, net, for the First Quarter 1997 amounted to $0.1 million, or 0.3% of net sales, and represented anniversary fees under the Foothill Credit Facility.

          The Company recorded income before income taxes of $4.6 million during the First Quarter 1998 as compared with $1.7 million in the comparable prior year period. As a percentage of net sales, the Company's income before income taxes increased to 8.2% during the First Quarter 1998 from 4.3% during the First Quarter 1997 due to the factors discussed above.

          The Company's provision for income taxes for the First Quarter 1998 was $1.9 million, or 3.3% of net sales, as compared with a provision for income taxes for the First Quarter 1997 of $0.7 million or 1.7% of net sales. Due to the Company's utilization of its net operating loss ("NOL") carry forwards, the majority of the Company's tax provision will not be paid in cash, but will reduce the deferred tax asset on the balance sheet. However, the Company expects to make cash tax payments for the federal alternative minimum tax, state minimum taxes and state taxes where the Company is not in an NOL status.

          The Company had net income of $2.7 million, or 4.9% of net sales, and $1.0 million, or 2.6% of net sales, in the First Quarter 1998 and the First Quarter 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

          The Company's primary uses of cash are to finance new store openings and provide for working capital, which primarily represents the purchase of inventory. Since the Offering, the Company has had no long-term debt obligations other than obligations under capital leases. During the First Quarter 1998, the Company has been able to meet its cash needs primarily through cash flows from operations.

          As of May 2, 1998, the Company had no borrowings under the Foothill Credit Facility and had outstanding letters of credit of $6.5 million. Availability under the Foothill Credit Facility as of May 2, 1998 was $17.2 million. During the First Quarter 1998, the interest rates charged under the Foothill Credit Facility for reference rate borrowings were 8.5% per annum and LIBOR borrowings bore interest at 7.188% per annum.

          As of May 2, 1998, the Company was in compliance with all of its covenants under the Foothill Credit Facility. Management believes that the Company will be able to comply with the financial covenants contained in the facility and does not believe that compliance with these covenants will interfere with its business or the implementation of its growth strategy.

CASH FLOWS/CAPITAL EXPENDITURES

          Cash flows provided by operating activities were $8.6 million and $1.4 million during the First Quarter 1998 and First Quarter 1997, respectively. In the First Quarter 1998, cash flows from operating activities increased as a result of an increase in operating earnings, the sell through of inventory, the utilization of the Company's net operating loss carry forwards and increases in current liabilities.

          Cash flows used in investing activities were $5.0 million and $4.3 million in the First Quarter 1998 and the First Quarter 1997, respectively. During the First Quarter 1998 and the First Quarter 1997, cash flows used in investing activities related primarily to new store openings and remodelings. In the First Quarter 1998 and the First Quarter 1997, the Company opened 23 and 11 stores and remodeled 2 and 3 stores, respectively. Management anticipates that total capital expenditures during fiscal 1998 will approximate $22 million. These expenditures, which primarily relate to the opening of approximately 50 stores and store remodelings, also include ongoing store maintenance programs, computer and warehouse equipment and capital expenditures related to the relocation of the distribution center and corporate headquarters facility. Management plans to fund these capital expenditures primarily from cash flow from operations.

          Cash flows (used in) provided by financing activities were $(0.8) and $0.3 million in the First Quarter 1998 and the First Quarter 1997, respectively. During the First Quarter 1998, cash flows used in financing activities reflected the repayment of borrowings outstanding under the Foothill Credit Facility, partially offset by funds received from the exercise of employee stock options and employee stock purchases. During the First Quarter 1997, cash flows provided by financing activities reflected net borrowings under the Foothill Credit Facility partially offset by the payment of debt obligations.

          The Company's lease for its current distribution center and corporate headquarters facility is scheduled to expire in March 1999. The Company has located a site in northern New Jersey for its distribution center and corporate headquarters facility and is currently in lease negotiations. The Company anticipates entering into a lease during the second quarter of fiscal 1998 and expects to move its distribution and corporate headquarters facility during the first quarter of fiscal 1999.

          The Company believes that its current financing arrangements under the Foothill Credit Facility and its anticipated level of internally generated funds will be adequate to fund its capital requirements for at least the next 18 to 24 months. The Company's ability to meet these capital requirements, will depend on its ability to generate cash from operations and successfully implement its store expansion plans.

YEAR 2000 COMPLIANCE

          Although the Company has upgraded certain computer software for Year 2000 compliance, the Company continues to assess the impact of the Year 2000 on its systems and operations and the costs and programming efforts required to fully address this issue. Any disruptions of its operations, whether caused by the Company's computer systems or those of its manufacturers, suppliers and financial institutions, could have a material adverse effect on the Company's financial position or results of operation.

          The Company continues to utilize its existing management information systems staff to modify existing computer systems and applications to ensure its systems are Year 2000 compliant. Management expects its computer systems to be Year 2000 compliant by the second quarter of 1999. However, there can be no assurances that the Company will not experience significant cost overruns in connection with upgrading software or the program changes required to address this issue.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          (Not applicable)

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


          Reference is made to Part I, Item 3 in the Company's Annual Report on Form 10-K for certain class action suit information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

         EXHIBIT NO.                     DESCRIPTION OF DOCUMENT

           10.1 Service Agreement, between the Company and AST StockPlan, Inc. dated June 8, 1998.
           11.1     Statement re: computation of per share earnings.
           27.1     Financial Data Schedule


(B)  REPORTS ON FORM 8-K

      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              THE CHILDREN'S PLACE
                                              RETAIL STORES, INC.
Date:  June 12, 1998
                                              By: /s/ Ezra Dabah
                                                 -----------------
                                                  Ezra Dabah
                                                  Chairman of the Board
                                                  and Chief Executive Officer
                                                  (Principal Executive Officer)

Date:  June 12, 1998                          By: /s/ Seth L. Udasin
                                                 --------------------
                                                  Seth L. Udasin
                                                  Vice President &
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                  Description
-----------                  -----------

10.1               Service Agreement, between the Company
                   and AST StockPlan, Inc. dated June 8, 1998.

11.1               Statement re: computation of per share earnings.

27                 Financial Data Schedule.