Form 10-Q
period 1998-08-01
CHILDRENS PLACE RETAIL STORES INC
filed 1998-09-15
CIK 1041859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 1, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to _________

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

      Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, par value $0.10 per share, outstanding at September 1, 1998:
24,835,869 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE PERIOD ENDED AUGUST 1, 1998

                                TABLE OF CONTENTS

                            Part I - Financial Information

Item 1. Financial Statements:                                               Page
                                                                            ----

        Balance Sheets ......................................................  1

        Statements of Income ................................................  2

        Statements of Cash Flows ............................................  3

        Notes to Financial Statements .......................................  4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...............................................  6

Item 3. Quantitative and Qualitative Disclosures about Market Risks .........  9

                           Part II - Other Information

Item 1. Legal Proceedings ................................................... 10

Item 6. Exhibits and Reports on Form 8-K .................................... 11

Signatures .................................................................. 12

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                                 BALANCE SHEETS
                    (In thousands, except per share amounts)
                                                                     January 31,
                                                     August 1, 1998     1998
                                                     --------------     ----
                         ASSETS                       (Unaudited)
Current assets:
    Cash and cash equivalents ........................    $    868     $    887
    Accounts receivable ..............................       2,956        1,904
    Inventories ......................................      30,845       20,334
    Prepaid expenses and other current assets ........       6,581        4,612
    Deferred income taxes ............................      10,653       10,653
                                                          --------     --------
      Total current assets ...........................      51,903       38,390
Property and equipment, net ..........................      38,752       32,121
Deferred income taxes ................................       6,868        8,244
Other assets .........................................         785          598
                                                          --------     --------
      Total assets ...................................    $ 98,308     $ 79,353
                                                          ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
    Revolving credit facility ........................    $ 12,635     $  1,089
    Accounts payable .................................      12,497        9,471
    Accrued expenses, interest and other current
      liabilities ....................................       9,101        7,592
                                                          --------     --------
       Total current liabilities .....................      34,233       18,152
Other long-term liabilities ..........................       2,929        2,734
                                                          --------     --------
       Total liabilities .............................      37,162       20,886
                                                          --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.10 par value; 100,000,000 shares
  authorized; 24,779,746 shares and 24,622,103
  shares issued and outstanding, at August 1, 1998
  and January 31, 1998, respectively .................       2,478        2,462
Additional paid-in capital ...........................      83,019       82,589
Accumulated deficit ..................................     (24,351)     (26,584)
                                                          --------     --------
       Total stockholders' equity ....................      61,146       58,467
                                                          --------     --------
       Total liabilities and stockholders' equity ....    $ 98,308     $ 79,353
                                                          ========     ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                            Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                            --------------------           ----------------------
                                       August 1, 1998  August 2, 1997  August 1, 1998  August 2, 1997
                                       --------------  --------------  --------------  --------------
Net sales .............................   $ 48,014        $ 33,534       $104,013         $ 72,737
Cost of sales .........................     32,525          23,749         66,608           49,006
                                          --------        --------       --------         --------

Gross profit ..........................     15,489           9,785         37,405           23,731
Selling, general and
 administrative expenses ..............     13,793           9,575         28,254           19,198
Pre-opening costs .....................        552             750          1,663            1,222
Depreciation and amortization .........      1,808           1,382          3,471            2,615
                                          --------        --------       --------         --------

Operating income (loss) ...............       (664)         (1,922)         4,017              696
Interest expense, net .................        100             987            159            1,815
Other expense, net ....................         77               5             77              106
                                          --------        --------       --------         --------

Income (loss) before income taxes .....       (841)         (2,914)         3,781           (1,225)
Provision (benefit) for income
 taxes ................................       (330)         (1,170)         1,550             (492)
                                          --------        --------       --------         --------
Net income (loss) .....................   $   (511)       $ (1,744)      $  2,231         $   (733)
                                          ========        ========       ========         ========

Basic net income (loss) per common
 share ................................   $  (0.02)       $  (0.09)      $   0.09         $  (0.04)
Basic weighted average common shares
 outstanding ..........................     24,766          20,421         24,713           20,421

Diluted net income (loss) per common
 share ................................   $  (0.02)       $  (0.07)      $   0.09         $  (0.03)
Diluted  weighted average common shares
 outstanding ..........................     25,822          23,804         25,716           23,804

 The accompanying notes to financial statements are an integral part of these statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                Twenty-Six Weeks Ended
                                                ----------------------
                                            August 1, 1998  August 2, 1997
                                            --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................   $  2,231       $   (733)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization ..........      3,471          2,615
    Deferred financing fee amortization ....         12            304
    Loss on disposals of property and
      equipment ............................        216             25
    Deferred taxes .........................      1,377           (572)
Changes in operating assets and liabilities:
    Accounts receivable ....................     (1,052)          (747)
    Inventories ............................    (10,511)        (8,020)
    Prepaid expenses and other current
      assets ...............................     (1,969)        (1,118)
    Other assets ...........................       (284)          (229)
    Accounts payable .......................      3,026          4,242
    Accrued expenses, interest and other
      current liabilities ..................      1,835          1,360
                                               --------       --------
      Total adjustments ....................     (3,879)        (2,140)
                                               --------       --------
Net cash used in operating activities ......     (1,648)        (2,873)
                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases ...........    (10,351)       (10,159)
                                               --------       --------
Net cash used in investing activities ......    (10,351)       (10,159)
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee
  stock purchases ..........................        448              0
Borrowings under revolving credit facility .     34,530         88,557
Repayments under revolving credit facility .    (22,984)       (76,093)
Repayment of long-term debt ................          0         (1,360)
Payment of obligations under capital leases         (14)          (375)
Refund of funds toward common stock
  subscription .............................          0           (488)
                                               --------       --------
Net cash provided by financing activities ..     11,980         10,241
                                               --------       --------
  Net  decrease in cash and cash equivalents        (19)        (2,791)
  Cash and cash equivalents, beginning of
    period .................................        887          3,422
                                               --------       --------

Cash and cash equivalents, end of period ...   $    868       $    631
                                               ========       =========
OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest ...   $    165       $  1,498
Cash paid during the period for income
  taxes ....................................        616            507

  The accompanying notes to financial statements are an integral part of these statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

      1. BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 31, 1998. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirteen and twenty-six weeks ended August 1, 1998 are not necessarily indicative of operating results for a full fiscal year. Certain prior period balances have been reclassified to conform to current period presentation.

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

      3. NET INCOME (LOSS) PER COMMON SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles income and share amounts utilized to calculate basic and diluted net income (loss) per common share.

                                           Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                           --------------------               ----------------------
                                    August 1, 1998     August 2, 1997    August 1, 1998    August 2, 1997
                                    --------------     --------------    --------------    --------------
Net income (loss) .............      $       (511)      $     (1,744)      $      2,231      $       (733)
                                     ============       ============       ============      ============

Weighted average common shares
  outstanding - Basic .........        24,765,564         20,420,689         24,713,028        20,420,689
Incremental shares from assumed
  conversions of options ......         1,056,364          3,383,496          1,002,543         3,383,496
                                     ------------       ------------       ------------      ------------
Weighted average common shares
  outstanding - Diluted .......        25,821,928         23,804,185         25,715,571        23,804,185
                                     ============       ============       ============      ============

      During the thirteen weeks and twenty-six weeks ended August 1, 1998, there were 169,660 options and 177,677 options, respectively, excluded from the calculation of diluted net income (loss) per common share because they were anti-dilutive.

      4. LITIGATION

Class Action Suits

      On October 16, 1997, Stephen Brosious and Rudy Pallastrone, who allegedly purchased shares of the Company's common stock in or after an initial public offering on or about September 19, 1997 (the "IPO"), filed a lawsuit against the Company, several of the Company's directors and officers, and the underwriters of the IPO (the "Defendants") in the United States District Court for the District of New Jersey (the "Court"). The named plaintiffs purport to maintain a class action on behalf of all persons, other than the Defendants, who purchased the Company's common stock issued in connection with the IPO on or about September 19, 1997 through October 13, 1997. The complaint alleges that the Defendants violated federal securities laws by making materially false or misleading statements and/or omissions in connection with the IPO. The plaintiffs seek monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. Since October 16, 1997, fifteen additional putative class actions making substantially similar allegations and seeking substantially similar relief have been filed against some or all of the Defendants. On or about January 13, 1998, the sixteen putative class actions were consolidated in the Court and on February 26, 1998, the plaintiffs served and filed their amended consolidated complaint. No discovery has been taken. The Company has filed a motion to dismiss this complaint. On September 4, 1998, the Court entered an Order granting the motion to dismiss as to the claims based solely on historical statements made in the Prospectus and denied the motion as to all other claims. The Court also dismissed the case against the underwriters and granted the plaintiffs 30 days to file a new complaint against the underwriters. The Company continues to believe that the allegations made in the complaint are untrue and totally without merit and intends to defend them vigorously.

      On October 27, 1997, Bulldog Capital Management, L.P., a limited partnership that serves as a general partner for a series of investment funds which allegedly purchased shares of the Company's common stock issued in connection with the IPO, also filed a lawsuit against the Company and several of the Company's directors and officers in the Superior Court of New Jersey, Essex County Division. The complaint also alleges that by making materially false or misleading statements and/or omissions in connection with the IPO, the Company and several of the Company's directors and officers violated provisions of federal and state law. The plaintiff seeks monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. On November 20, 1997, the plaintiff filed its first request for production of documents from the defendants. No discovery has been taken. This action had been stayed, pending resolution of the defendant's motion to dismiss in the federal lawsuit described above. The Company believes that the allegations made in this complaint are untrue and totally without merit and intends to defend them vigorously.

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

      The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998 filed with the Securities and Exchange Commission.

Results of Operations

      The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                           Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                           --------------------        ----------------------
                                    August 1, 1998  August 2, 1997  August 1, 1998  August 2, 1997
                                    --------------  --------------  --------------  --------------
Net sales .........................      100.0%         100.0%         100.0%          100%
Cost of sales .....................       67.7           70.8           64.0          67.4
                                         -----          -----          -----         -----
Gross profit ......................       32.3           29.2           36.0          32.6
Selling, general and administrative
 expenses .........................       28.7           28.6           27.2          26.4
Pre-opening costs .................        1.2            2.2            1.6           1.7
Depreciation and amortization .....        3.8            4.1            3.3           3.5
                                         -----          -----          -----         -----
Operating income (loss) ...........       (1.4)          (5.7)           3.9           1.0
Interest expense, net .............        0.2            3.0            0.2           2.5
Other expense, net ................        0.2             --            0.1           0.2
                                         -----          -----          -----         -----
Income (loss) before income
  taxes ...........................       (1.8)          (8.7)           3.6          (1.7)
Provision (benefit) for income
  taxes ...........................       (0.7)          (3.5)           1.5          (0.7)
                                         -----          -----          -----         -----
Net income (loss) .................       (1.1)%         (5.2)%          2.1%         (1.0)%
                                         =====          =====          =====         =====
Number of stores, end of
  period ..........................        189            134            189           134

Thirteen Weeks Ended August 1, 1998 (the "Second Quarter 1998") Compared to Thirteen Weeks Ended August 2, 1997 (the "Second Quarter 1997")


      Net sales increased by $14.5 million, or 43%, to $48.0 million during the Second Quarter 1998 from $33.5 million during the Second Quarter 1997. Net sales for the 11 new stores opened during the Second Quarter 1998, and the 23 stores opened during the thirteen weeks ending May 2, 1998 (the "First Quarter 1998") as well as the stores opened and remodeled during fiscal 1997 and fiscal 1998 that did not qualify as comparable stores, contributed $12.3 million of the net sales increase. As of August 1, 1998, the Company operated 189 stores in 25 states, primarily located in regional shopping malls in the eastern half of the United States. During fiscal 1998, the Company expects that it will have opened approximately 50 new stores, substantially all in existing and contiguous markets.

      The Company's comparable store sales increased 8% and contributed $2.2 million of the net sales increase during the Second Quarter 1998. Comparable store sales decreased 1% during the Second Quarter 1997. The Second Quarter 1998 comparable store sales increase was experienced across all merchandise divisions.

      Gross profit increased by $5.7 million to $15.5 million during the Second Quarter 1998 from $9.8 million during the Second Quarter 1997. As a percentage of net sales, gross profit increased to 32.3% during the Second Quarter 1998 from 29.2% during the Second Quarter 1997. The increase in gross profit as a percentage of net sales was principally due to higher initial markups achieved through more effective product sourcing.

      Selling, general and administrative expenses increased $4.2 million to $13.8 million during the Second Quarter 1998 from $9.6 million during the Second Quarter 1997. Selling, general and administrative expenses were 28.7% of net sales during the Second Quarter 1998 as compared with 28.6% during the Second Quarter 1997. The increase as a percentage of net sales was primarily due to an increase in the executive and store operations management personnel of the Company and increased marketing expenditures, partially offset by the leveraging of other corporate administrative functions and lower store remodeling costs.

      During the Second Quarter 1998, pre-opening costs were $0.6 million, or 1.2% of net sales, as compared to $0.8 million, or 2.2% of net sales, during the Second Quarter 1997. The decrease in pre-opening costs, as a percentage of net sales, during the Second Quarter 1998 reflected the leverage of a higher sales base and fewer stores opened during the Second Quarter 1998. The Company opened 11 stores and 15 stores during the Second Quarter 1998 and the Second Quarter 1997, respectively.

      Depreciation and amortization amounted to $1.8 million, or 3.8% of net sales, during the Second Quarter 1998 as compared to $1.4 million, or 4.1% of net sales, during the Second Quarter 1997. The increase in depreciation and amortization primarily was a result of the increase in the store base.

      Interest expense, net, for the Second Quarter 1998 was $0.1 million, or 0.2% of net sales, as compared to $1.0 million, or 3.0% of net sales, during the Second Quarter 1997. The decrease in interest expense was primarily due to the elimination of interest expense on the Senior Subordinated Notes which were repaid with a portion of the proceeds from the Company's initial public offering in September 1997.


      Other expense, net, for the Second Quarter 1998 was $0.1 million, or 0.2% of net sales, and represented an anniversary fee under the Foothill Credit Facility. Other expense, net, for the Second Quarter 1997 represented nominal covenant waiver fees paid under the Foothill Credit Facility.

      The Company's benefit from income taxes for the Second Quarter 1998 was $0.3 million, as compared with a benefit from income taxes for the Second Quarter 1997 of $1.2 million. The lower benefit from income taxes was due to the lower operating loss during the Second Quarter 1998. The Company had a net loss of $0.5 million and a net loss of $1.7 million, in the Second Quarter 1998 and the Second Quarter 1997, respectively.


Twenty-Six Weeks Ended August 1, 1998 Compared to Twenty-Six Weeks Ended August 2, 1997


      Net sales increased by $31.3 million, or 43%, to $104.0 million during the twenty-six weeks ended August 1, 1998 from $72.7 million during the twenty-six weeks ended August 2, 1997. Net sales for the 34 stores opened during the twenty-six weeks ended August 1, 1998, as well as the stores opened and remodeled during fiscal 1997 and fiscal 1998 that did not qualify as comparable stores, contributed $26.8 million of the net sales increase. These stores represent the entrance into several new markets, which include Atlanta, St. Louis, Kansas City and Iowa.


      During the twenty-six weeks ended August 1, 1998, the Company's comparable store sales increased 7% and contributed $4.5 million of the net sales increase as compared with a 2% comparable store sales increase for the twenty-six weeks ended August 2, 1997. During the twenty-six weeks ended August 1, 1998, the comparable store sales increase was experienced across all merchandise divisions.

      Gross profit increased $13.7 million to $37.4 million during the twenty-six weeks ended August 1, 1998 from $23.7 million during the twenty-six weeks ended August 2, 1997. As a percentage of net sales, gross profit increased to 36.0% during the twenty-six weeks ended August 1, 1998 from 32.6% during the twenty-six weeks ended August 2, 1997. The increase in gross profit, as a percentage of net sales, was principally due to higher initial markups achieved through more effective product sourcing and lower markdowns. As a percentage of net sales, gross profit was also favorably impacted by the leveraging of buying and distribution expenses partially offset by increased store occupancy costs from new stores with higher rents that have not been open long enough to leverage their rent through an established sales base.

      Selling, general and administrative expenses increased $9.1 million to $28.3 million during the twenty-six weeks ended August 1, 1998 from $19.2 million during the twenty-six weeks ended August 2, 1997. As a percentage of net sales, selling, general and administrative expenses were 27.2% during the twenty-six weeks ended August 1, 1998 as compared with 26.4% during the twenty-six weeks ended August 2, 1997. The increase as a percentage of net sales was primarily due to an increase in the executive and store operations management personnel of the Company and increased marketing expenditures and legal fees, partially offset by the leveraging of other corporate administrative functions and lower store remodeling costs. Store expenses, as a percentage of net sales, were also unfavorably impacted by higher private label and bank credit card fees and higher store payroll.

      During the twenty-six weeks ended August 1, 1998, pre-opening costs were $1.7 million, or 1.6% of net sales, as compared with $1.2 million, or 1.7% of net sales, during the twenty-six weeks ended August 2, 1997. The increase in pre-opening costs during the twenty-six weeks ended August 1, 1998, reflected the opening of 34 stores as compared to the opening of 26 stores during the twenty-six weeks ended August 2, 1997.

      Depreciation and amortization amounted to $3.5 million, or 3.3% of net sales, during the twenty-six weeks ended August 1, 1998, as compared with $2.6 million, or 3.5% of net sales, during the twenty-six weeks ended August 2, 1997. The increase in depreciation and amortization primarily was a result of the increase in the store base.

      Interest expense, net, for the twenty-six weeks ended August 1, 1998, was $0.2 million, or 0.2% of net sales, as compared with $1.8 million, or 2.5% of net sales, during the twenty-six weeks ended August 2, 1997. The decrease in interest expense, net was primarily due to the elimination of interest expense on the Senior Subordinated Notes which were repaid with a portion of the proceeds from the Company's initial public offering in September 1997.

      Other expense, net during the twenty-six weeks ended August 1, 1998 was $0.1 million, or 0.1% of net sales, as compared to $0.1 million, or 0.2% of net sales during the twenty-six weeks ended August 2, 1997. Other expense, net was primarily comprised of anniversary fees under the Foothill Credit Facility during the twenty-six weeks ended August 1, 1998 and the twenty-six weeks ended August 2, 1997.


      As a result of improved operating results, the Company recorded a provision for income taxes during the twenty-six weeks ended August 1, 1998 of $1.6 million. During the twenty-six weeks ended August 2, 1997, the Company recorded a benefit from income taxes of $0.5 million, as a result of the Company's net loss for the period. Due to the Company's utilization of its NOL carry forwards, the majority of the Company's 1998 tax provision will not be paid in cash , but will reduce the deferred tax asset on the balance sheet. However, the Company expects to make cash tax payments for the federal alternative minimum tax, state minimum taxes and state taxes in states where the Company does not have an NOL.


      The Company recorded net income of $2.2 million during the twenty-six weeks ended August 1, 1998, and a net loss of $0.7 million during the twenty-six weeks ended August 2, 1997.

Liquidity and Capital Resources

Debt Service/Liquidity

      The Company's primary uses of cash are to finance new store openings and provide for working capital, which principally represents the purchase of inventory. Since the Offering, the Company has had no long-term debt obligations other than obligations under capital leases. During the twenty-six weeks ended August 1, 1998, the Company has been able to meet its cash needs primarily through borrowings under the Foothill Credit Facility and cash flows from operations.


      The Company's capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the Back to School and Holiday merchandise lines. As of August 1, 1998, the Company had $12.6 million in borrowings under the Foothill Credit Facility and had outstanding letters of credit of $9.0 million. Availability under the Foothill Credit Facility as of August 1, 1998 was $14.0 million. During the Second Quarter 1998, the interest rates charged under the Foothill Credit Facility for reference rate borrowings were 8.5% per annum and LIBOR borrowings bore interest at 7.1563% per annum .


      As of August 1, 1998, the Company was in compliance with all of its covenants under the Foothill Credit Facility. Management believes that the Company will be able to comply with the financial covenants contained in the Foothill Credit Facility and does not believe that compliance with these covenants will interfere with its business or the implementation of its growth strategy.

Cash Flows/Capital Expenditures

      Cash flows used by operating activities were $1.6 million during the twenty-six weeks ended August 1, 1998 as compared with $2.9 million during the twenty-six weeks August 2, 1997. During the twenty-six weeks ended August 1, 1998, cash flows used by operating activities decreased as a result of improved operating earnings, partially offset by an increased investment in inventory and current assets required to support the store expansion program. In addition, the Company's inventory increase during the twenty-six weeks ended August 1, 1998, also reflects the earlier receipt of fall seasonal merchandise to better control the flow of goods to the stores.

      Cash flows used in investing activities were $10.4 million and $10.2 million in the twenty-six weeks ended August 1, 1998 and August 2, 1997, respectively. During the twenty-six weeks ended August 1, 1998 and August 2, 1997, cash flows used in investing activities related primarily to new store openings and remodelings. In the twenty six-weeks ended August 1, 1998 and August 2, 1997, the Company opened 34 and 26 stores and remodeled 2 and 6 stores, respectively. Management anticipates that total capital expenditures during fiscal 1998 will approximate $24 million. These expenditures primarily relate to the opening of approximately 50 stores and store remodelings and capital expenditures related to the relocation of the distribution center and corporate headquarters facility. Also included in these expenditures are ongoing store maintenance programs, new point of sale software and equipment and a warehouse management system and equipment. Management plans to fund these capital expenditures principally from cash flow from operations.

      Cash flows provided by financing activities were $12.0 million and $10.2 million in the twenty-six weeks ending August 1, 1998 and August 2, 1997, respectively. During the twenty-six weeks ended August 1, 1998, cash flows provided by financing activities reflected net borrowings under the Foothill Credit Facility, and funds received from the exercise of employee stock options and employee stock purchases. During the twenty-six weeks ended August 2, 1997, cash flows provided by financing activities reflected net borrowings under the Foothill Credit Facility partially offset by the payment of debt obligations.

      During June 1998, the Company signed a five year lease with options for an approximately 204,000 square foot distribution center and corporate headquarters facility located in Secaucus, New Jersey. Annual rent under this lease is approximately $1.1 million per year. The Company plans to relocate its distribution center and corporate headquarters facility during the first quarter of fiscal 1999 and expects to make a cash outlay of approximately $5.0 million to renovate the facility. The existing distribution center and corporate headquarters facility lease expires in March 1999.

      The Company believes that its current financing arrangements under the Foothill Credit Facility and its anticipated level of internally generated funds will be adequate to fund its capital requirements for at least the next 18 months. Nonetheless, to provide greater financial flexibility, the Company has requested an increase in its credit line under the Foothill Credit Facility. The Company's ability to meet its capital requirements, will depend on its ability to generate cash from operations and successfully implement its store expansion plans.

Year 2000 Compliance

      During fiscal 1997, the Company began a program to ensure that its operations would not be adversely impacted by software or other system failures related to the Year 2000. During the Second Quarter 1998, the Company engaged the services of Arthur Andersen, LLP to help ensure that it has fully assessed the risks associated with the Year 2000 and to assist in the development of a comprehensive implementation plan.

      As of August 1, 1998, the Company has upgraded certain computer software for Year 2000 compliance. The Company continues to utilize its existing management informations systems staff supplemented by certain outside consultants to modify existing computer systems and applications. Management expects its computer systems to be Year 2000 compliant by the second quarter of 1999 and does not expect that the costs associated with its Year 2000 efforts to have a material impact on the results of its operations.

      However, no assurances can be given that the Company will be able to identify and address all Year 2000 compliance issues or that the Company will not experience significant cost overruns in connection with upgrading its systems and software. Furthermore, no assurances can be given that the third parties with which the Company does business will not experience system failures as a result of Year 2000 issues, nor can the Company fully predict the consequences of this non-compliance.

Item 3. Quantitative and Qualitative Disclosures about Market Risks (Not applicable)

                           Part II - Other Information

Item 1. Legal Proceedings

Class Action Suits

      On October 16, 1997, Stephen Brosious and Rudy Pallastrone, who allegedly purchased shares of the Company's common stock in or after an initial public offering on or about September 19, 1997 (the "IPO"), filed a lawsuit against the Company, several of the Company's directors and officers, and the underwriters of the IPO (the "Defendants") in the United States District Court for the District of New Jersey (the "Court"). The named plaintiffs purport to maintain a class action on behalf of all persons, other than the Defendants, who purchased the Company's common stock issued in connection with the IPO on or about September 19, 1997 through October 13, 1997. The complaint alleges that the Defendants violated federal securities laws by making materially false or misleading statements and/or omissions in connection with the IPO. The plaintiffs seek monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. Since October 16, 1997, fifteen additional putative class actions making substantially similar allegations and seeking substantially similar relief have been filed against some or all of the Defendants. On or about January 13, 1998, the sixteen putative class actions were consolidated in the Court and on February 26, 1998, the plaintiffs served and filed their amended consolidated complaint. No discovery has been taken. The Company has filed a motion to dismiss this complaint. On September 4, 1998, the Court entered an Order granting the motion to dismiss as to the claims based solely on historical statements made in the Prospectus and denied the motion as to all other claims. The Court also dismissed the case against the underwriters and granted the plaintiffs 30 days to file a new complaint against the underwriters. The Company continues to believe that the allegations made in the complaint are untrue and totally without merit and intends to defend them vigorously.

      On October 27, 1997, Bulldog Capital Management, L.P., a limited partnership that serves as a general partner for a series of investment funds which allegedly purchased shares of the Company's common stock issued in connection with the IPO, also filed a lawsuit against the Company and several of the Company's directors and officers in the Superior Court of New Jersey, Essex County Division. The complaint also alleges that by making materially false or misleading statements and/or omissions in connection with the IPO, the Company and several of the Company's directors and officers violated provisions of federal and state law. The plaintiff seeks monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. On November 20, 1997, the plaintiff filed its first request for production of documents from the defendants. No discovery has been taken. This action had been stayed, pending resolution of the defendant's motion to dismiss in the federal lawsuit described above. The Company believes that the allegations made in this complaint are untrue and totally without merit and intends to defend them vigorously.

Other Litigation

      The Company is also involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit
         No.                       Description of Document
      -------           ---------------------------------------------------
       10.2             Lease for a distribution center and corporate
                        headquarters facility between the Company and Hartz
                        Mountain Associates, dated June 30, 1998.

       10.3 Software purchase and license agreement between the Company and Trimax Inc., dated August 14, 1998.

       10.4 Sales agreement between the Company and Mannesmann Dematic Rapistan Corporation, dated August 21, 1998.

       27.1             Financial Data Schedule.

-------

(b) Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE CHILDREN'S PLACE
                                               RETAIL STORES, INC.
Date: September 15, 1998

                                               By: /s/ Ezra Dabah
                                                   ----------------------------
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Date:  September 15, 1998                      By: /s/ Seth L.Udasin
                                                   ----------------------------
                                                   Vice President & Chief
                                                   Financial Officer
                                                   (Principal Financial Officer)