Form 10-Q
period 1998-10-31
CHILDRENS PLACE RETAIL STORES INC
filed 1998-12-11
CIK 1041859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 1998

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

         Common Stock, par value $0.10 per share, outstanding at December 1, 1998: 24,845,567 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE PERIOD ENDED OCTOBER 31, 1998


                                TABLE OF CONTENTS


                                                Part I - Financial Information

                Item 1.  Financial Statements:                                                                 Page
                                                                                                               ----
                         Balance Sheets....................................................................      1

                         Statements of Income..............................................................      2

                         Statements of Cash Flows..........................................................      3

                         Notes to Financial Statements....................................................       4

                Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                         Operations........................................................................      6

                Item 3.  Quantitative and Qualitative Disclosures about Market Risks.......................     11


                                                Part II - Other Information

                Item 1.  Legal Proceedings................................................................      12

                Item 6.  Exhibits and Reports on Form 8-K .................................................     13

                Signatures.................................................................................     14

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                                 BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                 October 31, 1998         January 31, 1998
                                                                                 ----------------         ----------------
                                    ASSETS                                         (Unaudited)
 Current assets:
     Cash and cash equivalents....................................................     $   1,209                 $     887
     Accounts receivable....................................................               3,203                     1,904
     Inventories............................................................              40,884                    20,334
     Prepaid expenses and other current assets..............................               5,448                     4,612
     Deferred income taxes..................................................              10,653                    10,653
                                                                                          ------                    ------

        Total current assets................................................              61,397                    38,390
 Property and equipment, net................................................              41,885                    32,121
 Deferred income taxes......................................................               1,703                     8,244
 Other assets...............................................................               1,027                       598
                                                                                          ------                    ------

        Total assets........................................................            $106,012                   $79,353
                                                                                        --------                   -------
                                                                                        --------                   -------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
 Current liabilities:
     Revolving credit facility..............................................           $    6,148                 $  1,089
     Accounts payable.......................................................               14,784                    9,471
     Accrued expenses, interest and other current liabilities...............               12,237                    7,592
                                                                                         --------                  -------
        Total current liabilities...........................................               33,169                   18,152
 Other long-term liabilities................................................                3,027                    2,734
                                                                                         --------                  -------
        Total liabilities...................................................               36,196                   20,886
                                                                                         --------                  -------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Common stock, $.10 par value; 100,000,000 shares authorized; 24,839,259 shares and 24,622,103 shares issued and outstanding, at October 31,
   1998 and January 31, 1998, respectively..................................                2,484                    2,462
 Additional paid-in capital.................................................               83,198                   82,589
 Accumulated deficit........................................................              (15,866)                 (26,584)
                                                                                         --------                  -------
        Total stockholders' equity..........................................               69,816                   58,467
                                                                                         --------                  -------
        Total liabilities and stockholders' equity..........................             $106,012                  $79,353
                                                                                         --------                  -------
                                                                                         --------                  -------

         The accompanying notes to financial statements are an integral part of these balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                      Thirteen Weeks Ended Thirty-Nine Weeks Ended
                                                           October 31, 1998  November 1, 1997  October 31, 1998  November 1, 1997
                                                           ----------------  ----------------  ----------------  ----------------
Net sales .....................................................  $ 82,496        $ 54,489         $186,509        $127,226
Cost of sales .................................................    46,370          33,081          112,978          82,087
                                                                 --------        --------         --------        --------

Gross profit ..................................................    36,126          21,408           73,531          45,139
Selling, general and administrative expenses ..................    18,664          12,411           46,917          31,609
Pre-opening costs .............................................       837             740            2,500           1,962
Depreciation and amortization .................................     2,006           1,601            5,477           4,216
                                                                 --------        --------         --------        --------

Operating income ..............................................    14,619           6,656           18,637           7,352
Interest expense, net .........................................       222             708              381           2,523
Other expense, net ............................................        15              18               92             124
                                                                 --------        --------         --------        --------

Income before income taxes and extraordinary
  item ........................................................    14,382           5,930           18,164           4,705
Provision  for income taxes ...................................     5,897           2,433            7,447           1,940
                                                                 --------        --------         --------        --------
Income before extraordinary item ..............................     8,485           3,497           10,717           2,765

Extraordinary loss on extinguishment of debt ..................         0           1,743                0           1,743
                                                                 --------        --------         --------        --------

Net income ....................................................  $  8,485        $  1,754         $ 10,717        $  1,022
                                                                 --------        --------         --------        --------
                                                                 --------        --------         --------        --------
Basic income per common share before extraordinary
  item ........................................................  $   0.34           $0.16           $ 0.43        $   0.13
Extraordinary item ............................................      --             (0.08)             --            (0.08)
                                                                 --------        --------         --------        --------
Basic net income per common share .............................  $   0.34           $0.08           $ 0.43        $   0.05
                                                                 --------        --------         --------        --------
                                                                 --------        --------         --------        --------
Basic weighted average common shares
  outstanding .................................................    24,830          21,821           24,752          20,888

Diluted income per common share before
  extraordinary item ..........................................  $   0.33           $0.14           $ 0.42        $   0.11
Extraordinary item ............................................      --             (0.07)             --            (0.07)
                                                                 --------        --------         --------        --------
Diluted net income per common share ...........................  $   0.33           $0.07           $ 0.42        $   0.04
                                                                 --------        --------         --------        --------
                                                                 --------        --------         --------        --------
Diluted weighted average common shares
  outstanding .................................................    25,798          24,439           25,742          24,016


              The accompanying notes to financial statements are an
                       integral part of these statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                             Thirty-Nine Weeks Ended
                                                                   October 31, 1998          November 1, 1997
                                                                   ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................                $10,717                  $1,022
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization...........................                  5,477                   4,216
      Extraordinary loss on extinguishment of debt............                      0                   1,743
      Deferred financing fee amortization.....................                     18                     398
      Loss on disposals of property and equipment.............                    338                      30
      Deferred taxes..........................................                  6,542                   1,401
Changes in operating assets and liabilities:
      Accounts receivable.....................................                (1,299)                  (1,335)
      Inventories.............................................               (20,550)                 (12,540)
      Prepaid expenses and other current assets...............                  (836)                  (1,268)
      Other assets............................................                  (583)                    (307)
      Accounts payable.........................................                 5,313                   4,919
      Accrued expenses, interest and other current liabilities                  4,279                   1,688
      Other long-term liabilities.............................                    341                     455
                                                                             --------                --------
        Total adjustments.....................................                   (960)                   (600)
                                                                             --------                --------
Net cash provided by operating activities.....................                  9,757                     422
                                                                             --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases..............................                (15,106)                (15,316)
                                                                             --------                --------
Net cash used in investing activities.........................                (15,106)                (15,316)
                                                                             --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Common Stock........................                     0                   50,730
Repurchase of Noteholder and Legg Mason Warrants..............                     0                  (25,757)
Exercise of stock options and employee stock purchases........                    632                       0
Borrowings under revolving credit facility....................                 90,243                  141,642
Repayments under revolving credit facility....................                (85,184)               (131,860)
Repayment of long-term debt...................................                     0                  (21,360)
Payment of obligations under capital leases...................                    (20)                   (571)
Refund of funds towards common stock subscription.............                     0                     (488)
Deferred financing costs......................................                     0                      (75)
                                                                             --------                --------
Net cash provided by financing activities.....................                 5,671                    12,261
                                                                             --------                --------
   Net increase (decrease) in cash and cash equivalents.......                   322                   (2,633)
   Cash and cash equivalents beginning of period..............                   887                    3,422
                                                                             --------                --------
   Cash and cash equivalents end of period....................                $1,209                     $789
                                                                             --------                --------
                                                                             --------                --------
OTHER CASH FLOW INFORMATION:
 Cash paid during the period for interest.....................                  $339                   $2,149
 Cash paid during the period for income taxes.................                  $756                     $538

              The accompanying notes to financial statements are an
                       integral part of these statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         1.    BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 31, 1998. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirteen and thirty-nine weeks ended October 31, 1998 are not necessarily indicative of operating results for a full fiscal year. Certain prior period balances have been reclassified to conform to current period presentation.

         2.  INITIAL PUBLIC OFFERING

         On September 18, 1997, the Company sold 4,000,000 shares of Common Stock at $14.00 per share in an initial public offering (the "Offering") pursuant to a registration statement filed on Form S-1 (No. 333-31535) with the Securities and Exchange Commission and in its prospectus dated September 18, 1997 (the "Prospectus"). The Company used the net proceeds of $50.7 million, after deducting the underwriters' discount of $3.9 million and transaction expenses of $1.4 million from the Offering, to (i) pay the principal amount of, and accrued interest on, the Senior Subordinated Notes (the "Senior Subordinated Notes") held by Nomura Holding America Inc., (the "Noteholder") of $20.6 million, (ii) repurchase a warrant held by Nomura Holding America Inc. (the "Noteholder Warrant") for $20.6 million, (iii) repurchase two-thirds of a warrant held by Legg Mason Wood Walker Inc. (the "Legg Mason Warrant") for $5.2 million, and (iv) reduce borrowings outstanding under the Company's revolving credit facility (the "Foothill Credit Facility") with the remainder of the net proceeds. The Senior Subordinated Notes, the Noteholder Warrant and the Legg Mason Warrant were issued in conjunction with a 1996 recapitalization of the Company.

         Concurrent with the Offering, the Company effected a 120-for-one stock split of the Series A Common Stock (the "Stock Split"), converted all outstanding shares of the Series B Common Stock into 7,659,889 shares of Series A Common Stock (the "Series B Conversion") and redesignated the Series A Common Stock as Common Stock (the "Reclassification"). The Company also issued 201,414 shares of Common Stock upon the cashless exercise of one-third of the Legg Mason Warrant. The re-purchase in cash of two-thirds of the Legg Mason Warrant and the cashless exercise of one-third of the Legg Mason Warrant was recorded net of deferred tax benefits of $0.9 million and $0.6 million, respectively.

         3.  NET INCOME PER COMMON SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.

                                                  Thirteen Weeks Ended                        Thirty-Nine Weeks Ended
                                                  --------------------                        -----------------------
                                         October 31, 1998      November 1, 1997       October 31, 1998       November 1, 1997
                                         ----------------      ----------------       ----------------       ----------------
Net income (in thousands) ...............     $     8,485           $     1,754            $    10,717            $     1,022
                                              -----------           -----------            -----------            -----------
                                              -----------           -----------            -----------            -----------
Basic shares ............................      24,830,397            21,821,160             24,752,151             20,887,513
Dilutive effect of stock options ........         967,489             2,618,150                989,392              3,128,381
                                              -----------           -----------            -----------            -----------
Dilutive shares .........................      25,797,886            24,439,310             25,741,543             24,015,894
                                              -----------           -----------            -----------            -----------
                                              -----------           -----------            -----------            -----------
Antidilutive options ....................         182,993               183,753                295,564                 61,251

         Antidilutive options consist of the weighted average of stock options for the respective periods ended at October 31, 1998 and November 1, 1997 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

         4.  LITIGATION

Class Action Suits

         On October 16, 1997, Stephen Brosious and Rudy Pallastrone, who allegedly purchased shares of the Company's common stock in or after an initial public offering on or about September 19, 1997 (the "IPO"), filed a lawsuit against the Company, several of the Company's directors and officers, and the underwriters of the IPO (the "Defendants") in the United States District Court for the District of New Jersey (the "Court"). The named plaintiffs purport to maintain a class action on behalf of all persons, other than the Defendants, who purchased the Company's common stock issued in connection with the IPO on or about September 19, 1997 through October 13, 1997. The complaint alleges that the Defendants violated federal securities laws by making materially false or misleading statements and/or omissions in connection with the IPO. The plaintiffs seek monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. Since October 16, 1997, fifteen additional putative class actions making substantially similar allegations and seeking substantially similar relief have been filed against some or all of the Defendants. On or about January 13, 1998, the sixteen putative class actions were consolidated in the Court and on February 26, 1998, the plaintiffs served and filed their amended consolidated complaint. On April 16, 1998, the Defendants moved to dismiss the Complaint. On September 4, 1998, the Court entered an Order granting the motion to dismiss in part and denying it in part. The Court also dismissed the case against the underwriters without prejudice. On October 5, 1998, the plaintiffs filed an amended complaint against all defendants including the underwriters. The Company filed its answer to the amended complaint on October 26, 1998. The parties have commenced discovery. The Company continues to believe that the allegations made in this complaint are untrue and totally without merit and intends to defend them vigorously.

         On October 27, 1997, Bulldog Capital Management, L.P., a limited partnership that serves as a general partner for a series of investment funds which allegedly purchased shares of the Company's common stock issued in connection with the IPO, also filed a lawsuit against the Company and several of the Company's directors and officers in the Superior Court of New Jersey, Essex County Division. The complaint also alleges that by making materially false or misleading statements and/or omissions in connection with the IPO, the Company and several of the Company's directors and officers violated provisions of federal and state law. The plaintiff seeks monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. This action and the federal action described above have been coordinated for purposes of discovery. The Company believes that the allegations made in this complaint are untrue and totally without merit and intends to defend them vigorously.

         In the opinion of management, any ultimate liability arising out of the class action suits will not have a material adverse effect on the Company's financial position or results of operations.

Other Litigation

         The Company is also involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

         5.  STOCK OPTION RE-PRICING

         On March 26, 1998, the Board of Directors authorized the re-pricing of certain stock options granted in conjunction with the Offering under its 1996 Stock Option Plan (the "1996 Plan") and its 1997 Stock Option Plan (the "1997 Plan") from an exercise price of $14.00 per share to the average market price on March 27, 1998 of $8.70 per share. The re-pricing re-established the options granted to employees as an incentive to improve the overall performance of the Company. Options granted to officers were not re-priced. As required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Issued to Employees," the estimated incremental impact of the stock option re-pricing on proforma compensation expense disclosures creates an additional expense of approximately $120,000, net of taxes, for the fifty-two weeks ending January 30, 1999.

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


Results of Operations

         The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                   Thirteen Weeks Ended                          Thirty-Nine Weeks Ended
                                                   --------------------                          -----------------------
                                           October 31, 1998       November 1, 1997         October 31, 1998       November 1, 1997
                                           ----------------       ----------------         ----------------       ----------------
Net sales..................................           100.0%                 100.0%                   100.0%                 100.0%
Cost of sales.............................             56.2                   60.7                     60.6                   64.5
                                                     ------                 ------                    -----                  -----

Gross profit..............................             43.8                   39.3                     39.4                   35.5
Selling, general and administrative
  expenses................................             22.6                   22.8                     25.2                   24.9
Pre-opening costs.......................                1.0                    1.4                      1.3                    1.5
Depreciation and amortization........                   2.5                    2.9                      2.9                    3.3
                                                     ------                 ------                    -----                  -----

Operating income.......................                17.7                   12.2                     10.0                    5.8
Interest expense, net....................               0.3                    1.3                      0.2                    2.0
Other expense, net......................                 --                     --                      0.1                    0.1
                                                     ------                 ------                    -----                  -----

Income before income taxes and
  extraordinary item....................               17.4                   10.9                      9.7                    3.7
Provision for income taxes.............                 7.1                    4.5                      4.0                    1.5
Extraordinary item......................                 --                    3.2                       --                    1.4
                                                     ------                 ------                    -----                  -----

Net income...............................              10.3%                   3.2%                     5.7%                   0.8%
                                                     ------                 ------                    -----                  -----
                                                     ------                 ------                    -----                  -----
Number of stores, end of period.......                  203                    151                      203                    151

Thirteen Weeks Ended October 31, 1998 (the "Third Quarter 1998") Compared to Thirteen Weeks Ended November 1, 1997 (the "Third Quarter 1997")

         Net sales increased by $28.0 million, or 51.4%, to $82.5 million during the Third Quarter 1998 from $54.5 million during the Third Quarter 1997. Net sales for the 14 new stores opened during the Third Quarter 1998, and the 34 stores opened during the twenty-six weeks ending August 1, 1998 as well as the other stores that did not qualify as comparable stores, contributed $19.3 million of the net sales increase. As of October 31, 1998, the Company operated 203 stores in 26 states, primarily located in regional shopping malls in the eastern half of the United States. During fiscal 1998, the Company opened 54 new stores, substantially all in existing and contiguous markets. No additional store openings are planned for fiscal 1998.

         The Company's comparable store sales increased 18% and contributed $8.7 million of the net sales increase during the Third Quarter 1998. Comparable store sales were flat during the Third Quarter 1997. The Third Quarter 1998 comparable store sales increase was experienced across all merchandise divisions.

         Gross profit increased by $14.7 million to $36.1 million during the Third Quarter 1998 from $21.4 million during the Third Quarter 1997. As a percentage of net sales, gross profit increased to 43.8% during the Third Quarter 1998 from 39.3% during the Third Quarter 1997. The increase in gross profit as a percentage of net sales was principally due to higher initial markups achieved through more effective product sourcing, the leveraging of store occupancy, distribution, production and design costs, and lower markdowns.

         Selling, general and administrative expenses increased $6.3 million to $18.7 million during the Third Quarter 1998 from $12.4 million during the Third Quarter 1997. Selling, general and administrative expenses were 22.6% of net sales during the Third Quarter 1998 as compared with 22.8% during the Third Quarter 1997. The small decrease as a percentage of net sales was primarily due to the leveraging of store expenses over a higher sales base partially offset by increases in the administrative infrastructure to support the Company's growth.

         During the Third Quarter 1998, pre-opening costs were $0.8 million, or 1.0% of net sales, as compared to $0.7 million, or 1.4% of net sales, during the Third Quarter 1997. The decrease in pre-opening costs, as a percentage of net sales, during the Third Quarter 1998 reflected the leverage over a higher sales base and fewer stores opened during the Third Quarter 1998. The Company opened 14 stores and 17 stores, during the Third Quarter 1998 and the Third Quarter 1997, respectively.

         Depreciation and amortization amounted to $2.0 million, or 2.5% of net sales, during the Third Quarter 1998 as compared to $1.6 million, or 2.9% of net sales, during the Third Quarter 1997. The increase in depreciation and amortization primarily was a result of the increase in the store base. The decrease in depreciation and amortization as a percentage of net sales during the Third Quarter 1998 reflects the leverage over a higher sales base.

         Interest expense, net, for the Third Quarter 1998 was $0.2 million, or 0.3% of net sales, as compared to $0.7 million, or 1.3% of net sales, during the Third Quarter 1997. The decrease in interest expense was primarily due to the elimination of interest expense on the Senior Subordinated Notes which were repaid with a portion of the proceeds from the Company's initial public offering in September 1997.

         Due to the Company's improved operating performance, the Company's provision for income taxes for the Third Quarter 1998 was $5.9 million, as compared to $2.4 million during the Third Quarter 1997. Due to the Company's utilization of its net operating loss ("NOL") carry forwards, the majority of the Company's 1998 tax provision will not be paid in cash, but will reduce the deferred tax asset on the balance sheet. However, the Company expects to make cash tax payments for the federal alternative minimum tax, state minimum taxes and state taxes in states where the Company does not have an NOL.

         In the Third Quarter 1997, as a result of the repayment of the Senior Subordinated Notes with a portion of the net proceeds from the Offering, the Company recorded a non-cash extraordinary item of $1.7 million, net of taxes, that represented the write-off of unamortized deferred financing costs and unamortized debt discount.

         The Company recorded net income of $8.5 million and $1.8 million during the Third Quarter 1998 and the Third Quarter 1997, respectively.

Thirty-Nine Weeks Ended October 31, 1998 Compared to Thirty-Nine Weeks Ended November 1, 1997

         Net sales increased by $59.3 million, or 46.6%, to $186.5 million during the thirty-nine weeks ended October 31, 1998 from $127.2 million during the thirty-nine weeks ended November 1, 1997. Net sales for the 48 stores opened during the thirty-nine weeks ended October 31, 1998, as well as the other stores that did not qualify as comparable stores, contributed $46.1 million of the net sales increase. These stores represent the entrance into several new markets, which include Atlanta, St. Louis, Kansas City and further penetration into the Midwest.

         During the thirty-nine weeks ended October 31, 1998, the Company's comparable store sales increased 12% and contributed $13.2 million of the net sales increase as compared with a 1% comparable store sales increase for the thirty-nine weeks ended November 1, 1997. During the thirty-nine weeks ended October 31, 1998, the comparable store sales increase was experienced across all merchandise divisions.

         Gross profit increased $28.4 million to $73.5 million during the thirty-nine weeks ended October 31, 1998 from $45.1 million during the thirty-nine weeks ended October 31, 1997. As a percentage of net sales, gross profit increased to 39.4% during the thirty-nine weeks ended October 31, 1998 from 35.5% during the thirty-nine weeks ended November 1, 1997. The increase in gross profit, as a percentage of net sales, was principally due to higher initial markups achieved through more effective product sourcing and lower markdowns. As a percentage of net sales, gross profit was also favorably impacted by the leveraging of store occupancy and production, design and distribution expenses.

         Selling, general and administrative expenses increased $15.3 million to $46.9 million during the thirty-nine weeks ended October 31, 1998 from $31.6 million during the thirty-nine weeks ended November 1, 1997. As a percentage of net sales, selling, general and administrative expenses were 25.2% during the thirty-nine weeks ended October 31, 1998 as compared with 24.9% during the thirty-nine weeks ended November 1, 1997. The increase as a percentage of net sales was primarily due to an increase in the administrative infrastructure required to support the Company's growth, partially offset by the leveraging of store expenses over the higher sales base.

         During the thirty-nine weeks ended October 31, 1998, pre-opening costs were $2.5 million, or 1.3% of net sales, as compared with $2.0 million, or 1.5% of net sales, during the thirty-nine weeks ended October 31, 1997. The increase in pre-opening costs during the thirty-nine weeks ended October 31, 1998, reflected the opening of 48 stores as compared to the opening of 43 stores during the thirty-nine weeks ended November 1, 1997.

         Depreciation and amortization amounted to $5.5 million, or 2.9% of net sales, during the thirty-nine weeks ended October 31, 1998, as compared with $4.2 million, or 3.3% of net sales, during the thirty-nine weeks ended November 1, 1997. The increase in depreciation and amortization primarily was a result of the increase in the store base. The decrease in depreciation and amortization as a percentage of net sales during the thirty-nine weeks ended October 31, 1998 reflects the leverage over a higher sales base.

         Interest expense, net, for the thirty-nine weeks ended October 31, 1998, was $0.4 million, or 0.2% of net sales, as compared with $2.5 million, or 2.0% of net sales, during the thirty-nine weeks ended November 1, 1997. The decrease in interest expense, net was primarily due to the elimination of interest expense on the Senior Subordinated Notes which were repaid with a portion of the proceeds from the Company's initial public offering in September 1997 and lower utilization of the Foothill Credit Facility.

         Other expense, net during the thirty-nine weeks ended October 31, 1998 was $0.1 million, or 0.1% of net sales, as compared to $0.1 million, or 0.1% of net sales during the thirty-nine weeks ended November 1, 1997. Other expense, net was comprised primarily of anniversary fees under the Foothill Credit Facility in both periods.

         Due to the Company's improved operating performance during the thirty-nine weeks ended October 31, 1998, a provision for income taxes was recorded of $7.4 million as compared to $1.9 million during the thirty-nine weeks ended November 1, 1997. Due to the Company's utilization of its NOL carry forwards, the majority of the Company's 1998 tax provision will not be paid in cash, but will reduce the deferred tax asset on the balance sheet. However, the Company expects to make cash tax payments for the federal alternative minimum tax, state minimum taxes and state taxes where the Company does not have an NOL.

         In the Third Quarter 1997, as a result of the repayment of the Senior Subordinated Notes with a portion of the net proceeds from the Offering, the Company recorded a non-cash extraordinary item of $1.7 million, net of taxes, that represented the write-off of unamortized deferred financing costs and unamortized debt discount.

         The Company recorded net income of $10.7 million and $1.0 million during the thirty-nine weeks ended October 31, 1998, and November 1, 1997, respectively.

Liquidity and Capital Resources

Debt Service/Liquidity

         The Company's primary uses of cash are to finance new store openings and provide for working capital, which principally represents the purchase of inventory. Since the Offering, the Company has had no long-term debt obligations other than obligations under capital leases. During the thirty-nine weeks ended October 31, 1998, the Company has been able to meet its cash needs primarily through cash flows from operations and borrowings under the Foothill Credit Facility.

         The Company's working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the Back to School and Holiday merchandise lines. As of October 31, 1998, the Company had $6.1 million in borrowings under the Foothill Credit Facility and had outstanding letters of credit of $9.3 million. Availability under the Foothill Credit Facility as of October 31, 1998 was $14.5 million. During the Third Quarter 1998, the interest rates charged under the Foothill Credit Facility for reference rate borrowings were 8.37% per annum and LIBOR borrowings bore interest at 7.10% per annum.

         As of October 31, 1998, the Company was in compliance with all of its covenants under the Foothill Credit Facility. Management believes that the Company will be able to comply with the financial covenants contained in the Foothill Credit Facility and does not believe that compliance with these covenants will interfere with its business or the implementation of its growth strategy.

Cash Flows/Capital Expenditures

         Cash flows provided by operating activities were $9.8 million during the thirty-nine weeks ended October 31, 1998 as compared with $0.4 million during the thirty-nine weeks November 1, 1997. During the thirty-nine weeks ended October 31, 1998, cash flows provided by operating activities increased as a result of improved operating earnings, the utilization of the Company's NOL carry forwards and increases in current liabilities, partially offset by an increased investment in inventory to support the store expansion program. In addition, the Company's inventory increase during the thirty-nine weeks ended October 31, 1998 also reflected the planned earlier receipt of holiday seasonal merchandise to better control the flow of goods to the stores and to support the Company's fourth quarter sales plans.

         Cash flows used in investing activities were $15.1 million and $15.3 million in the thirty-nine weeks ended October 31, 1998 and November 1, 1997, respectively. During the thirty-nine weeks ended October 31, 1998 and November 1, 1997, cash flows used in investing activities related primarily to new store openings and store remodelings. In the thirty-nine-weeks ended October 31, 1998 and November 1, 1997, the Company opened 48 and 43 stores and remodeled 3 and 7 stores, respectively. Management anticipates that total capital expenditures during fiscal 1998 will approximate $25 million. These expenditures primarily relate to the opening of 54 stores and 3 store remodelings and capital expenditures related to the relocation of the distribution center and corporate headquarters facility. Capital expenditures also include ongoing store capital programs, new point of sale software and equipment and a warehouse management system and equipment. Management plans to fund these capital expenditures principally from cash flow from operations.

         Cash flows provided by financing activities were $5.7 million and $12.3 million in the thirty-nine weeks ending October 31, 1998 and November 1, 1997, respectively. During the thirty-nine weeks ended October 31, 1998, cash flows provided by financing activities reflected net borrowings under the Foothill Credit Facility and funds received from the exercise of employee stock options and employee stock purchases. During the thirty-nine weeks ended November 1, 1997, cash flows provided by financing activities reflected the proceeds received from the Offering and net borrowings under the Foothill Credit Facility partially offset by the re-purchase of the Noteholder and Legg Mason Warrants and the payment of the principal and accrued interest on the Senior Subordinated Notes and other debt obligations.

         The Company has entered into an eight year lease with a three-year option period for a distribution center and corporate headquarters facility located in Secaucus, New Jersey. The lease also provides the Company with an option to terminate the lease at the end of the fifth year. Annual rent for the 204,000 square foot facility is approximately $1.2 million per year. The Company plans to relocate its distribution center during the first quarter of fiscal 1999 and its corporate headquarters facility during the second quarter of fiscal 1999. The Company expects to make a cash outlay of approximately $7.6 million to renovate the facility, of which approximately $3.4 million will be spent in fiscal 1998. The Company also plans to install a new warehouse management system at a total cost of approximately $4.4 million, of which approximately $3.6 million will be spent in fiscal 1998. The existing distribution center and corporate headquarters facility lease expires in March 1999. The Company intends to extend its lease arrangement for its existing distribution center and corporate headquarters facility to cover the period until its operations are relocated to the new facility.

         The Company believes that its current financing arrangements under the Foothill Credit Facility and its anticipated level of internally generated funds will be adequate to fund its capital requirements for at least the next 18 months. Nonetheless, to provide greater financial flexibility, the Company has requested an increase in its credit line under the Foothill Credit Facility. The Company's ability to meet its capital requirements, will depend on its ability to generate cash from operations and successfully implement its store expansion plans. This request is currently under consideration by Foothill Capital Corporation.

Year 2000 Compliance

         The Year 2000 issue exists because many computer applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may not properly recognize and process the Year 2000, which could cause a system failure or other computer errors, leading to disruptions in normal business processing. During fiscal 1997, the Company began a program to ensure that its operations would not be adversely impacted by software and other system and equipment failures related to the Year 2000.

         During the second quarter of 1998, the Company engaged the services of Arthur Andersen LLP to help ensure that it has fully assessed the risks associated with the Year 2000 and to assist in the development of a comprehensive implementation plan. Concurrent with the engagement of Arthur Andersen, the Company established a project team to coordinate and address the Year 2000 issue. The Year 2000 project has been divided into four phases: (i) inventory and risk assessment; (ii) remediation of non-compliant systems, equipment and suppliers; (iii) implementation and testing; and (iv) contingency planning.

         The inventory and risk assessment phase of the Year 2000 project is substantially complete. During this phase, the Company assessed the Company's information systems hardware and software, equipment containing date-sensitive embedded chips, electronic data interchange and the Year 2000 preparedness of its key suppliers and service providers.

         The Company's plans call for its critical information systems to be Year 2000 compliant by the end of the second quarter of 1999. The Company believes that approximately 55% of its systems are currently Year 2000 compliant. The Company plans to rely primarily on existing management information systems staff supplemented by outside consultants to modify, replace and test systems for Year 2000 compliance. The total cost of modifying the Company's current systems is not expected to exceed $0.5 million. These costs are not expected to have a material adverse impact on the Company's financial position, results of operation or cash flows in future periods.

         The Company is in the process of assessing the Year 2000 preparedness of its service providers and key suppliers through written communications, oral communications and visual inspection. Despite these efforts, the Company cannot assure the timely compliance of these service providers and suppliers and may be adversely affected by a failure of a significant third party to become Year 2000 compliant. Additionally, since the Company procures most of its merchandise from foreign sources, it is also at risk to the extent foreign infrastructures are not properly prepared to handle the Year 2000.

         Although the Company is working to minimize any business disruption caused by the Year 2000, there can be no assurances that the Company will not be adversely impacted by a failure caused by the Year 2000. These risks include, but are not limited to, power and communications disruptions, failures of the Company's information technology systems, the inability of a significant supplier or service provider to become Year 2000 compliant and disruptions in the distribution channels to include ports, customs, and transportation vendors.

         The Company has commenced its contingency planning which will allow for the continuation of business operations in the event that the Company or any of its significant suppliers or service providers do not properly address Year 2000 issues. The Company expects to have a completed plan by the end of the second quarter of 1999. Where needed, the Company will modify its contingency plans based on test results and the assessment of risk associated with third party suppliers and service providers. The cost of the conversions and the completion dates set forth above are based on management's estimates and may be updated as additional information becomes available.



Item 3. Quantitative and Qualitative Disclosures about Market Risks (Not applicable)

                           Part II - Other Information


Item 1.  Legal Proceedings

Class Action Suits

         On October 16, 1997, Stephen Brosious and Rudy Pallastrone, who allegedly purchased shares of the Company's common stock in or after an initial public offering on or about September 19, 1997 (the "IPO"), filed a lawsuit against the Company, several of the Company's directors and officers, and the underwriters of the IPO (the "Defendants") in the United States District Court for the District of New Jersey (the "Court"). The named plaintiffs purport to maintain a class action on behalf of all persons, other than the Defendants, who purchased the Company's common stock issued in connection with the IPO on or about September 19, 1997 through October 13, 1997. The complaint alleges that the Defendants violated federal securities laws by making materially false or misleading statements and/or omissions in connection with the IPO. The plaintiffs seek monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. Since October 16, 1997, fifteen additional putative class actions making substantially similar allegations and seeking substantially similar relief have been filed against some or all of the Defendants. On or about January 13, 1998, the sixteen putative class actions were consolidated in the Court and on February 26, 1998, the plaintiffs served and filed their amended consolidated complaint. On April 16, 1998, the Defendants moved to dismiss the complaint. On September 4, 1998 the Court entered an Order granting the motion to dismiss in part and denying it in part. The Court also dismissed the case against the underwriters without prejudice. On October 5, 1998, the plaintiffs filed an amended complaint against all defendants including the underwriters. The Company filed its answer to the amended complaint on October 26, 1998. The parties have commenced discovery. The Company continues to believe that the allegations made in this complaint are untrue and totally without merit and intends to defend them vigorously.

         On October 27, 1997, Bulldog Capital Management, L.P., a limited partnership that serves as a general partner for a series of investment funds which allegedly purchased shares of the Company's common stock issued in connection with the IPO, also filed a lawsuit against the Company and several of the Company's directors and officers in the Superior Court of New Jersey, Essex County Division. The complaint also alleges that by making materially false or misleading statements and/or omissions in connection with the IPO, the Company and several of the Company's directors and officers violated provisions of federal and state law. The plaintiff seeks monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. This action and the federal action described above have been coordinated for purposes of discovery. The Company believes that the allegations made in this complaint are untrue and totally without merit and intends to defend them vigorously.

         In the opinion of management, any ultimate liability arising out of the class action suits will not have a material adverse effect on the Company's financial position or results of operations.

Other Litigation

         The Company is also involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

         Exhibit
             No.                        Description of Document
         -------                        -----------------------
           10.5            Amendment to a lease for a distribution center and
                           corporate headquarters facility between the Company
                           and Hartz Mountain Associates, dated November 20,
                           1998.

           27.1            Financial Data Schedule.



(b)  Reports on Form 8-K

      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    THE CHILDREN'S PLACE
                                                     RETAIL STORES, INC.
Date:  December 11, 1998
                                                    By:  /s/ Ezra Dabah
                                                         --------------
                                                             Ezra Dabah
                                                    Chairman of the Board and
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)



Date:  December 11, 1998                            By:  /s/ Seth L. Udasin
                                                         ------------------
                                                             Seth L. Udasin
                                                    Vice President &
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)