Form 10-K
period 1999-01-30
CHILDRENS PLACE RETAIL STORES INC
filed 1999-02-24
CIK 1041859

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FIFTY-TWO WEEKS ENDED JANUARY 30, 1999

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-23071
                            ------------------------

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

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock.
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates was $177,313,000 at the close of business on February 15, 1999.

    Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at February 15, 1999: 24,975,101 shares.

    Documents Incorporated by Reference: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                           ANNUAL REPORT ON FORM 10-K
                 FOR THE FIFTY-TWO WEEKS ENDED JANUARY 30, 1999
                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                            -----------
  PART I
    1.       Business.....................................................................................           2
    2.       Properties...................................................................................          20
    3.       Legal Proceedings............................................................................          20
    4.       Submissions of Matters to a Vote of Security Holders.........................................          21

  PART II
    5.       Market for Registrant's Common Equity and Related Stockholder Matters........................          22
    6.       Selected Financial Data......................................................................          22
    7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........          24
    7A.      Quantitative and Qualitative Disclosures about Market Risk...................................          32
    8.       Financial Statements and Supplementary Data..................................................          32
    9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........          32

 PART III
    10.      Directors and Executive Officers of the Registrant...........................................          33
    11.      Executive Compensation.......................................................................          36
    12.      Security Ownership of Certain Beneficial Owners and Management...............................          43
    13.      Certain Relationships and Related Party Transactions.........................................          45

  PART IV
    14.      Exhibits, Financial Statements and Reports on Form 8-K.......................................          47

                                     PART I

ITEM 1.--BUSINESS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF FEDERAL SECURITIES LAWS WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THOSE STATEMENTS INCLUDE, BUT MAY NOT BE LIMITED TO, THE DISCUSSIONS OF THE COMPANY'S OPERATING AND GROWTH STRATEGY. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS." ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE TO BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT EVENTS AND CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    The Children's Place Retail Stores, Inc. is a growing specialty retailer of apparel and accessories for children from newborn to twelve years of age. We design, source and market our products under our proprietary "The Children's Place" brand name for sale exclusively in our stores. Our merchandising objective is to provide our customers with high-quality products at prices that represent substantial value relative to our competitors. We seek to position our stores in areas of high pedestrian traffic and design them to be very accessible inviting and easy-to-shop. As of February 15, 1999, we operated 211 stores in 26 states, located primarily in regional shopping malls in the eastern half of the United States.

    We provide high-quality products that appeal to customers from a broad range of socioeconomic and demographic profiles. We believe that the combination of our distinctive approach to merchandising, the inherent value we offer our customers and the growing strength of our proprietary brand generates this broad appeal. Our designers interpret current fashion trends and combine them with a broad color palette to develop a selection of coordinated outfits specifically designed for children. We create freshness in our stores by generally introducing a new merchandise line each month. These lines are designed to convey a unified theme across a season by incorporating consistent color palettes into merchandise that our customers can easily combine into coordinated and interchangeable outfits and accessories. We believe that our updated merchandise styling, coordinated, high-quality products and consistent value pricing have created name recognition and customer loyalty for "The Children's Place" brand.

    In fiscal 1996, we began to implement an aggressive store opening campaign to capitalize on our business strengths and our strong store economics. During fiscal 1997 and fiscal 1998, we opened 47 and 54 new stores, respectively. Our comparable store sales have increased for each of the past five fiscal years. This has contributed to our overall growth and yielded an increase in our net sales per gross square foot from $259 in fiscal 1994 to $382 in fiscal 1998. Our net sales have increased at a compound annual growth rate of approximately 27.3% from $108.0 million in fiscal 1994 to $283.9 million in fiscal 1998. Over that same period of time, our operating income margin has increased from 2.2% to 12.5%.

    We intend to continue our expansion program and plan to open at least 70 stores during fiscal 1999 and at least 90 stores during fiscal 2000. Our broad merchandise appeal and consistent value pricing result in a highly portable store concept which we believe can operate profitably in a wide variety of geographic and demographic regions. In fiscal 1998, our new stores that were operating for their first full fiscal year generated a cash-on-cash return on investment of approximately 86.1%. We believe that we have the opportunity to significantly increase our domestic store base from the 211 stores we currently operate.

THE CHILDREN'S APPAREL INDUSTRY

    According to the U.S. Bureau of the Census, the U.S. population from newborn to 13 years of age comprised 54.9 million children or 20.3% of the total U.S. population in 1998. In addition, the birthrate in the United States is approximately 4.0 million per year. According to industry sources, retail sales of apparel for newborn to 13 year old children have grown at a compound annual rate of approximately 5.8% from $25.5 billion in 1995 to $30.1 billion in 1998. In 1998, average apparel expenditures per child were approximately $550, reflecting a compound annual growth rate of approximately 5.2% since 1995. We believe that average apparel expenditures per child will continue to grow due to several demographic factors, including (1) births among an increasing number of older, working women with greater disposable income for expenditures on children and (2) an increasing number of grandparents who represent a key consumer segment for infant and toddler products. The growth in children's apparel sales in specialty retail stores has outpaced the overall children's apparel industry, growing at a compound annual rate of approximately 14.1% from $3.4 billion in 1995 to $5.1 billion in 1998 and increasing as a percentage of the overall children's apparel market from 13.5% to 16.9% during the same period of time.

    Since children typically require new clothes every season as they grow, we believe that the children's apparel market is price-sensitive. Consequently, we believe that the value created by the price and quality of our merchandise has enabled us to establish a desirable market position. We currently represent less than one percent of the children's apparel market and believe that we have the opportunity to significantly increase our market share.

COMPETITIVE ADVANTAGES

    We believe that the following strengths have contributed to our success and provide us with a competitive advantage:

    MERCHANDISING STRATEGY. Our merchandising strategy is built on offering a collection of interchangeable outfits and accessories to create a coordinated look distinctive to The Children's Place. We offer a focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful feel that we believe distinguishes "The Children's Place" brand. We divide the year into four three-month merchandising seasons--spring, summer, back-to-school and holiday. Within each season we typically introduce a new merchandise line each month to continually generate freshness in our stores. Each line is built around a central seasonal theme and includes a stylish assortment of coordinated basic and fashion apparel with complementary accessories designed to encourage multiple item purchases and wardrobe building.

    VALUE STRATEGY. We offer high-quality clothing and accessories under "The Children's Place" brand name at prices generally 20% to 30% below most of our direct mall-based competitors. We employ this consistent value pricing strategy across our entire merchandise offering. We believe that the consistent value pricing of our high-quality products has enabled us to build a broad and loyal base of customers who regularly purchase from us as their children grow. To generate increased customer traffic through a sense of urgency and heightened excitement among our customers, we began a program in the second half of fiscal 1998 of running promotions on select seasonal merchandise for a limited time, augmented by periodic targeted promotions of key individual items.

    STRONG BRAND IMAGE. We believe that we have built a strong brand image for "The Children's Place" by (1) offering high-quality products, (2) providing a distinctive collection of coordinated and interchangeable outfits and accessories, (3) maintaining a consistent merchandise presentation and an easy-to-shop store layout, (4) employing aspirational images in our marketing visuals and (5) selling our merchandise exclusively in our stores. We believe these factors foster consumer loyalty to "The Children's Place" brand name. In our continuing efforts to enhance the appeal and recognition of our brand name, we have recently increased our emphasis on merchandise with logos. Our logo merchandise bears our "Place," "Place Sport," "P," "Place Jeans" or other logos, together with our "The Children's Place" label. Our goal is to make "The Children's Place" the first name in the minds of consumers when they think of children's apparel.

    LOW-COST SOURCING. We control the design, sourcing and presentation of our products, all of which are marketed under our proprietary brand name. We believe that this control is essential in assuring the consistency and quality of our merchandise and brand image, as well as in our ability to deliver value to our customers. We have established close, long-standing and mutually beneficial relationships with numerous manufacturers, buying agents and trading companies. Through these relationships and our management team's extensive knowledge of the material and manufacturing costs of apparel, we believe that we are able to procure high-quality merchandise at low cost, which enables us to maintain our gross margin levels while offering our customers high-quality products at value prices. We further believe that our integrated merchandise approach, from in-house design to in-store presentation, enables us to identify and respond to market trends, uphold rigorous product quality standards, manage the cost of our merchandise and strengthen our brand name. We plan to open a Hong Kong office in fiscal 1999 to further enhance our ability to capitalize on new sourcing opportunities, to increase our quality assurance standards and compliance and to respond to changing merchandise trends and supplier base dynamics more effectively and efficiently.

    EXPERIENCED MANAGEMENT TEAM. Our 15-member management team is led by Ezra Dabah, Stanley Silver and Clark Hinkley, each of whom has over 25 years of experience in the apparel or retail industry. Mr. Dabah guides the management of The Children's Place using his broad apparel merchandising and buying knowledge refined during his lengthy tenure in the apparel market, including more than 15 years in the children's segment of the market. Mr. Dabah provides the foundation for our low-cost product procurement and substantial sourcing relationships in the Far East, from which he has been sourcing products since 1972. Mr. Silver contributes his financial expertise and extensive knowledge of store operations and real estate procurement derived from his experiences at Grand Met PLC, Mothercare PLC and The Limited and is instrumental in the growth and development of our business. Mr. Hinkley, through his significant management and merchandising experience developed while he served in various management positions with The Talbot's, Inc. and Dayton Hudson Corporation, greatly strengthens our merchandising capabilities. In addition, the other members of our management team have an average of 17 years of retail or apparel industry experience and an average of eight years with The Children's Place.

GROWTH STRATEGIES

    NEW STORE OPENINGS. In fiscal 1996, we began an aggressive store opening campaign to capitalize further on our competitive advantages and strong store economics. We intend to open at least 70 new stores in fiscal 1999 and at least 90 new stores in fiscal 2000. In fiscal 1998, our new stores that were operating for their first full fiscal year generated average net sales of approximately $1.3 million and generated a cash contribution of approximately $309,000. Our average investment for these stores, including capital expenditures (net of landlord contribution), initial inventory (net of merchandise payables) and pre-opening costs, was approximately $359,000. As a result, these stores generated a cash-on-cash return on investment of approximately 86.1% in their first full fiscal year of operation. We expect to develop clusters of new stores in markets where we currently do not have a presence such as

Colorado, Utah and northern Florida in fiscal 1999, and northern California, Washington, Oregon, Louisiana and Texas in fiscal 2000. We also expect to continue to open new stores in our existing markets. We will continue to increase our store base as rapidly as we deem prudent.

    NEW MERCHANDISING AND MARKETING INITIATIVES. To optimize sell-through, we continually evaluate our approach to (1) our merchandise offering, (2) visual presentation of our merchandise and (3) our marketing initiatives. In fiscal 1999, we expect to undertake three major merchandising and marketing initiatives.

(1) REFORMATTING OF MERCHANDISE PRESENTATION. We will reformat the merchandising of our stores beginning with our fiscal 1999 back-to-school season. Historically, we have segmented merchandise within our stores into five areas: big boys sizes 5 to 16; big girls sizes 5 to 16; little boys sizes 18 months to 5; little girls sizes 18 months to 5; and newborn sizes 0 to 24 months. Beginning in the second quarter of fiscal 1999, we will begin to transition to a store merchandise presentation format that features three segments: boys sizes 4 to 16; girls sizes 4 to 16; and newborn sizes 0 to 36 months. This new format will enable us to reduce duplicate stock keeping units ("SKUs") and sizes within each store, while also providing a clearer merchandise statement to our customers. By consolidating all merchandise of a particular style into one area of the store, we will be able to display merchandise in a fashion that conveys our commitment to key items in a more compelling manner.

(2) STORE REFIXTURING. We plan to upgrade the fixtures and other elements of our store design in approximately two-thirds of our existing stores in an effort to enhance the perceived value of our merchandise by presenting our products in a more upscale environment. This upgrade also will feature "babyPlace" signage in the rear of the store to designate the area in which newborn merchandise can be found. With this refixturing and the reformatting of our merchandise presentation, we expect to increase the open space within the store, particularly the aisles, to enhance the shopping experience of our customers by making it easier for them to view our product offerings and by facilitating stroller access.

(3) INCREASING OUR EXTERNAL MARKETING EFFORTS. To date, we have utilized in-store and in-mall marketing materials and, to a lesser extent, direct-mail marketing to promote "The Children's Place" image and brand name. These marketing efforts have contributed to our increases in comparable store sales and our net sales per gross square foot over our past five fiscal years. To capitalize on our increased store base, we have recently decided to expand and enhance our external marketing efforts. To do so, we are pursuing two primary courses of action.

           BROADCAST AND PRINT ADVERTISING. Beginning in March 1999, we expect to launch a test in selected markets of our first broadcast advertising campaign in anticipation of a more extensive broadcast and print advertising campaign in most of our major markets for our fiscal 1999 back-to-school season. We believe that our new advertising initiatives will be an important tool in raising consumer awareness of our high-quality, value-priced products and in strengthening "The Children's Place" brand name.

           DIRECT-MAIL MARKETING. We have recently increased our emphasis on our direct-mail marketing campaign. We target existing customers through our private label credit card database and reverse appending of our customers who pay by credit card and check. In fiscal 1998, we undertook a 400,000 customer mailing. Recipients of the mailing were given a preferred customer status that allowed them to purchase certain merchandise below our ticketed price upon the presentation of the mailing for a limited time. Data on respondents was gathered through the tracking of bar codes on the mailers and retained in our database for future reference. Customer response to our 1998 mailing exceeded industry averages and our initial expectations. We have since expanded our database to over 800,000 customers and intend to expand the reach and strengthen the content of this campaign.

    NEW DISTRIBUTION CENTER. We are moving into a new automated distribution center in the second quarter of fiscal 1999 that we believe will support approximately 500 stores. We expect this increased automation will enable us to provide merchandise replenishment much more efficiently than is permitted by our current distribution system and to better coordinate our introduction of new merchandise lines across our stores in different geographic regions. We believe that this heightened efficiency should yield fewer missed sales opportunities due to out of stock positions.

MERCHANDISING

    Our merchandising strategy is built on offering a collection of interchangeable outfits and accessories to create a coordinated look distinctive to The Children's Place. We offer a focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful feel that we believe distinguishes the "The Children's Place" brand. In fiscal 1998, we derived approximately 40%, 30%, 17% and 13% of our net sales from girls apparel, boys apparel, newborn apparel and accessories, respectively. We divide the year into four three-month merchandising seasons and within each season we typically introduce a new merchandise line each month. Approximately 80% of each new line is delivered to the stores with the introduction of each line and the remainder is reserved for replenishment throughout the month.

    To execute our merchandising strategy, we rely on the coordinated efforts of our merchandise management team, our design and product development team and our merchandise planning team. These teams consist of a total of 43 full-time employees. These teams, in conjunction with senior management, review our prior season results to determine the specific styles and numbers of products that we will offer in upcoming seasons. The merchandise management team selects specific styles for production from the assortment of designs that are created by the design and product development team each season. Then, based upon the production quantities determined by the merchandise managers and the merchandise planning team, the sourcing and procurement team arranges for the manufacture of the selected styles.

    Our design and product development team consists of our Vice President of Trend Development, our Trend Manager, our Vice President of Design and Product Development, and designers, assistant designers, graphic designers and other artists. This team analyzes and interprets current and emerging fashion trends, translating them into a broad selection of children's clothing and accessories in an array of fashionable colors and patterns that are appropriate for upcoming seasons. Work on each of our seasonal lines begins approximately nine months before the season, with the gathering of market intelligence on fashion trends. This process involves extensive European and domestic market research, the purchase of prototype samples, media, trade shows, fashion magazines, the services of fashion and color forecast organizations and analysis of prior season performance. After the Vice President of Trend Development and the Trend Manager, in consultation with senior management and the Vice President of Design and Product Development, arrive at a consensus regarding the fashion themes for a coming season, the designers and other artists translate these themes into an assortment of basic and fashion designs that seek to reflect the fresh and youthful image of "The Children's Place" brand. These interpretations include variations in fabric and other materials, product color, decoration and age-appropriate silhouette. Potential items are designed using computer aided design technology, giving us the opportunity to consider a wide range of style and fashion options.

    The merchandise management team creates a detailed purchasing plan with the assistance of the merchandise planning team for the season covering each department, category and key basic item, based on historical and current selling trends. The merchandise planning team consists of our Vice President of Merchandise Planning and Allocation, a director of planning, a director of allocation, four merchandise planners and store planners and allocators.

    We typically order the quantities contemplated by the purchasing plan six months before the season, while retaining the flexibility to order additional merchandise to respond quickly to new fashion trends and demand for key basic items. The production process takes approximately six months from order confirmation to receipt of merchandise at our distribution facility. The merchandise planning team monitors current and future inventory levels on a weekly basis and analyzes sales patterns to predict future demand for various categories. We regularly monitor sales of each style and color and maintain some flexibility to adjust merchandise on order for future seasons or to accelerate delivery of merchandise. The merchandise allocation team is responsible for planning and allocating merchandise to each store based on sales volume levels and other factors.

    In addition to our season-to-season development of merchandise, we regularly evaluate opportunities for selective product extensions and new product introductions. In fiscal 1998, we expanded our offerings of outerwear, underwear and denim merchandise. We also introduced bath products into our stores. We expect to continue to seek opportunities to expand our customer base and increase sales in our stores through further development of existing merchandise categories and continued introduction of new merchandise classifications.

SOURCING AND PROCUREMENT

    We combine management's extensive sourcing experience with a cost-based buying strategy in order to lower costs and increase margins. Management believes it has a thorough understanding of the economics of apparel manufacturing, including costs of materials and components. This knowledge enables us to determine the most cost-effective country and manufacturer from which to source each item and obtain low prices. Relying on our supplier relationships and management's knowledge of manufacturing costs, we believe we have been able to arrange for the manufacture of high-quality products at low cost. One important aspect of our sourcing strategy is that our Chief Executive Officer, Ezra Dabah, who has over 25 years of apparel buying and merchandising experience, frequently travels to meet with our agents and manufacturers. In addition, we are in the process of opening, through a wholly-owned Hong Kong subsidiary, an office in Hong Kong which will employ eight to ten people and for which our annual expense will initially be approximately $1.0 million. We believe the Hong Kong office will enable us to obtain more favorable material and manufacturing costs and better identify and act on new supply opportunities. We expect the opening of our Hong Kong office will also help us to foster stronger relationships with suppliers, manufacturers, agents and trading companies in the Far East.

    Our sourcing team makes on-site visits to our independent agents and various manufacturers to negotiate product costs, finalize technical specifications of each product and confirm delivery of merchandise manufactured to our specifications. Our apparel is produced to our specifications by more than 60 independent manufacturers located primarily in the Far East and elsewhere in Asia. In fiscal 1998, the majority of our merchandise was produced in Taiwan, Hong Kong, China and Turkey. The remainder of our merchandise was produced in Thailand, the United States, South Korea, the Philippines, Cambodia and other countries. We continue to pursue sourcing opportunities.

    We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars. We are parties to agency agreements with commissioned independent agents elsewhere in the Far East and in Turkey to oversee our production, assist in sourcing and pre-production approval, quality inspection and ensuring timely delivery of merchandise. We also purchase approximately 35% of our merchandise through a Hong Kong-based trading company, with which we have no formal written agreement, for most of our procurements from manufacturers located in Hong Kong, China, the Philippines and Cambodia. Although they are not contractually obligated to do so, the Hong Kong-based trading company, and a commissioned independent agent in Taiwan through which we purchase approximately 30% of our products, each have exclusive arrangements with The Children's Place. We have developed long-term, continuous relationships with key individual manufacturers and material suppliers which have yielded numerous benefits, including quality control and low costs, and have afforded us flexible working arrangements and a steady flow of merchandise supply. The establishment of our Hong Kong office should enable us to strengthen these relationships, facilitate the development of new ones and improve quality control and product costs.

    We employ a tracking system that enables us to anticipate potential delivery delays in our orders and take action to mitigate the impact of such delays. By using this system together with our purchase order and advanced shipping notification systems, we and our independent agents actively monitor the status of each purchase order from order confirmation to merchandise receipt. We experience occasional shipment delays, but no such delay has had a material adverse effect on our business. We continue to pursue software technologies to further enhance communication of the production and pre-approval status of our work-in-process directly from our overseas agents.

    To ensure quality and promote consumer confidence in our products, we utilize our own, in-house quality assurance laboratory to test and evaluate fabric, trimming materials and pre-production samples against a comprehensive range of physical performance standards before production begins. The quality control personnel of our independent agents visit the various manufacturing facilities to monitor and improve the quality control and production process, which is augmented by our director of quality control. With this focus on pre-production quality approval, we are generally able to detect and correct quality-related problems before bulk production begins. We do not accept our finished apparel products until each purchase order receives formal certification of compliance from our agents' inspectors. We anticipate that the opening of our Hong Kong office will enhance our quality control by enabling us to monitor component and manufacturing quality at close range and address related problems at an early stage.

COMPANY STORES

    EXISTING STORES. As of February 15, 1999, we operated 211 stores in 26 states, primarily located in the eastern half of the United States. Most of our stores are clustered in and around major metropolitan areas. Our stores are concentrated in major regional malls, with the exception of 15 outlet stores and ten urban street and strip center stores. The following table sets forth the number of stores in each state as of February 15, 1999:

                                                   # OF                                                          # OF
STATE                                             STORES      STATE                                             STORES
---------------------------------------------  -------------  ---------------------------------------------  -------------
Connecticut..................................            8    Minnesota....................................            4
Delaware.....................................            3    Missouri.....................................            2
Georgia......................................            5    Nebraska.....................................            1
Florida......................................            1    New Hampshire................................            4
Illinois.....................................           16    New Jersey...................................           21
Indiana......................................            7    New York.....................................           36
Iowa.........................................            1    North Carolina...............................            6
Kansas.......................................            1    Ohio.........................................           13
Kentucky.....................................            3    Pennsylvania.................................           20
Maine........................................            3    South Carolina...............................            4
Maryland.....................................           12    Tennessee....................................            6
Massachusetts................................           14    Virginia.....................................            7
Michigan.....................................           11    Wisconsin....................................            2

    STORE ENVIRONMENT. Over the past five years, our prototype store has been reduced in size from approximately 5,500 square feet to approximately 3,800 square feet, which we believe is the most efficient size for our stores. Our prototype features a design that incorporates light maple wood floors, fixtures and trim set against white walls. We believe that the environment created by our "apple-maple" prototype store promotes a shopping experience that is inviting and friendly. The store is brightly lit, featuring floor-to-ceiling glass windows that allow our colorful fashions to attract customers from the outside. A customized grid system throughout the store's upper perimeter displays featured merchandise, marketing photographs and key basic item prices. Each merchandise line is displayed as a separate collection of coordinated basic and fashion items, with matching accessories. We continually refine our merchandise presentation strategy to improve the shopping experience of our customers. In fiscal 1999, we are installing new wood fixtures and display tables which we believe will further enhance the shopping experience at The Children's Place. In addition, we expect that the new departmental structure we are implementing in fiscal 1999 will allow us to simplify and facilitate The Children's Place shopping experience and present our merchandise more clearly by eliminating duplicative merchandise displays and creating more space for customers within our stores. We believe that our merchandise presentation effectively displays "The Children's Place" distinctive look and creates a visually attractive selling environment that maximizes customer convenience and encourages the purchase of multiple items.

    To achieve uniform merchandise presentation and to maximize sales of coordinated items, store management is provided monthly with detailed written and visual store plans that specify merchandise placement. Standardization of store design, merchandise presentation and window displays also promotes effective usage and productivity of selling space and maximizes customer convenience in merchandise selection. By seeking a uniform appearance in store design and merchandise presentation, we believe that we are able to maintain and enhance "The Children's Place" brand image.

    As of February 15, 1999, approximately 85% of our stores (excluding outlet stores) have the same design element as our "apple-maple" prototype. We generally remodel our stores to the prototype specifications as their leases are renewed. In some cases, conversion to the prototype involves relocation within a mall as well as a reduction in space.

    Our 15 outlet stores generally measure in excess of 5,000 square feet and represent approximately 7% of our store base. The outlet stores are located in outlet centers and are strategically placed within each market to serve as a vehicle to consolidate markdown merchandise from our other stores.

    STORE OPERATIONS. Our store operations are directed by our Vice President of Store Operations, four regional managers and approximately 30 district managers. Individual stores are managed by a store manager and up to three co-managers depending on sales volume. A typical store employs one to two full-time sales associates and several part-time sales associates. We hire additional part-time associates based on seasonal needs.

    Regional and district managers spend a majority of their work week on store selling floors, providing direction, motivation, training and support to field personnel. Store managers are responsible for achieving planned store sales goals, staff scheduling and supervising customer service, store presentation standards, payroll productivity and inventory shrink. Customer service is a major focus for store management and sales associates, and continuing efforts are made to maximize selling productivity. We engage in an ongoing process of training management and sales associates in the areas of customer service, selling skills, merchandise presentation, procedures and controls, utilizing visual aids, training manuals and training workshops.

    In order to motivate our regional, district and store managers, we offer an incentive compensation plan. Under the plan, managers of our stores who meet planned monthly goals for sales, payroll productivity and inventory shrink are awarded a sliding bonus based upon the amount by which their respective stores exceed such targets. District and regional managers receive bonuses based upon the incentive compensation awarded to their store managers and management turnover.

    Management maintains a high level of communication between our corporate headquarters and stores. Frequent communication downloads through the point-of-sale ("POS") registers, biweekly mail packs to each store, voicemail and district manager conference calls augment the frequent store visits by the regional and district managers. In addition, home office and district manager meetings engender a strong team culture. We continue to improve the communication between our corporate headquarters and our stores with the use of new technology. To this end, and to enhance customer service, we are taking steps to replace our POS software and hardware during fiscal 1999.

STORE EXPANSION PROGRAM

    In fiscal 1996, we began to implement an aggressive growth strategy designed to capitalize on our business strengths and strong store economics. In the last three fiscal years we increased our number of stores from 91 to 209, opening 47 and 54 stores in fiscal 1997 and fiscal 1998, respectively. We intend to continue our store expansion program and currently plan to open at least 70 stores in fiscal 1999 and at least 90 stores in fiscal 2000.

    In fiscal 1998, new stores for which fiscal 1998 was the first full year of operations had average net sales of approximately $1.3 million. The average investment for these new stores, including capital expenditures (net of landlord contribution), initial inventory (net of merchandise payables) and pre-opening costs, was approximately $359,000. In fiscal 1998, store level operating cash flow for these stores was approximatley $309,000 (23.8% of net sales), yielding a cash-on-cash return on investment of approximately 86.1%.

    Our expansion strategy focuses primarily on mall-based locations. The regional malls which we target are typically high volume centers, generally having at least three department stores or other anchor tenants and various specialty retailers, as well as several entertainment features (such as restaurants, a food court and/or movie theaters). We conduct extensive on-site visits and analyses of potential store sites, taking into account the performance of other specialty retail tenants, the existing anchor stores and other stores, the size, type and average sales per square foot of the mall and the demographics of the surrounding area. Our most important considerations in evaluating a store location within a mall are placement of the store relative to mall traffic patterns and proximity to other children's retailers. In addition, we continuously evaluate opportunities to add stores in other types of locations, including urban street locations and outlet and strip centers.

    Our expansion strategy is to establish clusters of stores in states in which we already have stores or in contiguous states in order to strengthen "The Children's Place" brand name recognition. We plan to open stores in Colorado, Utah and northern Florida in fiscal 1999, and in northern California, Washington, Oregon, southern Florida, Louisiana and Texas in fiscal 2000.

MARKETING

    ADVERTISING AND PROMOTION. We strive to enhance our reputation and image in the marketplace and build recognition and equity in "The Children's Place" brand name by advertising our image, product and value message through in-store photographs, product displays and direct mail. To date, we have primarily relied on pedestrian traffic and our reputation, loyal customer base and brand image to generate sales. We have recently selected an advertising agency to assist us in developing a new advertising campaign, including television, radio, print and outdoor advertising, that is expected to be launched during fiscal 1999. We believe that this advertising campaign will strengthen "The Children's Place" brand name recognition. In fiscal 1999, we expect to spend approximately $6.0 million to $8.0 million on this campaign. Our point of purchase marketing strategy uses aspirational images to highlight the individual departments and seasonal fashion looks, promoting key basic items at price points representing substantial value, and focusing on store-front and window displays and signage to attract customers into the stores. We also occasionally offer promotions on certain items to attract customers and increase sales. To encourage larger purchases, we periodically distribute through direct mail coupons providing a discount on purchases above a specified minimum.

    PRIVATE LABEL CREDIT CARD. We view the use of a private label credit card as an important marketing and communication tool and introduced "The Children's Place" credit card in January 1995, with Hurley State Bank, through a third party credit card service. Pursuant to a merchant services agreement with The Children's Place, Hurley State Bank issues to our customers private label credit cards for use exclusively at our stores and extends credit to such customers on a non-recourse basis to The Children's Place. Hurley State Bank's agent, SPS Payment Services, Inc., administers the approval, issuance and administration of the credit card program. In connection with our efforts to increase the number of cardholders and encourage use of our private label credit card, during fiscal 1999 we may consider changing these arrangements to provide for either full or partial recourse. For its services, we pay to Hurley State Bank a merchant fee which is calculated as a percentage of sales under the credit card and certain other fees related to cardholder sales volume. In fiscal 1998, we paid approximately $2.0 million to Hurley State Bank in fees. The number of holders of our private label credit card has grown to over 460,000, of which approximately 130,000 cardholders currently have a positive account balance. Sales on the private label credit card accounted for approximately 12% of our fiscal 1998 net sales. We believe that our private label credit card promotes affinity and loyalty among those customers who use the card and facilitates communication with such customers through delivery of coupons and promotional materials. We market our private label credit card by offering customers who apply for a card a 15% discount on their initial purchase using the card and a 10% discount on a subsequent purchase. Our average dollar sale to customers using "The Children's Place" card has been substantially higher than our overall average dollar sale.

MANAGEMENT INFORMATION SYSTEMS

    Our management information and electronic data processing systems consist of a full range of retail, financial and merchandising systems, including purchase order management, advance shipping notification, inventory planning and control, inventory distribution, sales reporting and accounts payable. These systems operate on an IBM mainframe computer and utilize a combination of third party and proprietary software packages. Management views technology as an important tool in efficiently supporting our rapid growth and maintaining a competitive industry position.

    Unit and dollar sales information is updated daily in the merchandise reporting systems by polling each store's POS terminals. Through automated nightly two-way electronic communication with each store, sales information, payroll hours and store inventory transfers are uploaded to the host system, and price changes and other information are downloaded through the POS devices. Information obtained from such daily polling generally results in automatic merchandise replenishment in response to the specific SKU requirements of each store. We evaluate information obtained through daily reporting to identify and respond to sales trends and to implement merchandising decisions regarding markdowns and allocation of merchandise.

    We are committed to utilizing technology to further enhance our competitive position. In this regard, we are scheduled to install an automated warehouse management system during fiscal 1999 in connection with the planned relocation of our distribution center. We are also taking steps to replace our POS software and hardware and upgrade our back office software during fiscal 1999 to enhance customer service and communication between our corporate headquarters and our stores.

COMPETITION

    The children's apparel retail business is highly competitive. We compete in substantially all of our markets with GapKids, BabyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Limited Too (a division of The Limited, Inc.), J.C. Penney Company, Inc.,

Sears, Roebuck and Co. and other department stores that sell children's apparel and accessories, as well as certain discount stores such as Wal-Mart Stores, Inc., Kmart Corporation, Target (a division of Dayton Hudson Corporation) and Kids "R" Us (a division of Toys "R" Us, Inc.). We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the malls in which we have stores. Many of our competitors are larger than The Children's Place or have access to significantly greater financial, marketing and other resources than we have.

    We believe that the principal factors of competition in our marketplace are perceived value, price, quality, merchandise assortment, brand name recognition, customer service, and a friendly store environment. We believe that we have been able to effectively compete in the children's apparel industry because of our reputation in the marketplace and consistent merchandise offering of high-quality, coordinated basic and fashion outfits for children at consistent value prices, sold in a friendly environment.

TRADEMARKS AND SERVICE MARKS

    "The Children's Place," "Baby Place," "Place," "The Place," "TCP" and certain other marks have been registered as a trademarks and/or a service marks with the United States Patent and Trademark Office. The registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We are taking steps to register our trademarks in certain foreign countries. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.

EMPLOYEES

    As of February 15, 1999, we had approximately 1,100 full-time employees, of whom approximately 285 are based at our distribution center and corporate headquarters, and approximately 2,600 part-time employees. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

RISK FACTORS

    Investors in the Company should consider the following risk factors as well as the other information contained herein.

RISK OF INABILITY TO SUSTAIN AGGRESSIVE GROWTH STRATEGY

    Our net sales have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, due to increases in our comparable store sales. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate new stores successfully and to manage a larger business profitably. We anticipate opening at least 70 new stores during fiscal 1999 and at least 90 new stores during fiscal 2000.

    We are subject to a variety of business risks generally associated with rapidly growing companies. Our ability to open and operate new stores successfully depends on many factors, including, among others, the availability of suitable store locations, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to successfully integrate new stores into our existing operations, the ability to hire and train store personnel and the ability to recognize and respond to regional differences in customer preferences (such as climate-related preferences).

    We cannot assure you that we will be able to continue to achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. In addition, as our business grows, we anticipate that we will not be able to sustain the current annual growth rate of our store base of approximately 30%. Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings. Furthermore, we need to continually evaluate the adequacy of our store management and our management information and distribution systems to manage our planned expansion. Any failure to successfully and profitably execute our expansion plans could have a material adverse effect on our business.

    We expect to spend approximately $45.0 million in fiscal 1999 on capital expenditures. We believe that cash generated from operations and funds available under our working capital revolving credit facility will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. We expect to amend our existing working capital revolving credit facility in fiscal 1999 to provide greater financial flexibility. However, we may not be able to amend the credit facility. Furthermore, it is possible that as we continue to grow we may be required to seek additional funds for our capital and other cash flow needs, and we cannot assure you that we will be able to obtain such funds.

POTENTIAL DISRUPTIONS IN RECEIVING AND DISTRIBUTION INCLUDING RELOCATION OF
  DISTRIBUTION FACILITY

    We plan to move into a larger distribution center and corporate headquarters facility in Secaucus, New Jersey during the second quarter of fiscal 1999. In connection with this move, we are implementing a new automated warehouse management system. It is possible that delays, cost overruns or other complications in the relocation to the new distribution center or in the implementation of the new warehouse management system could result in a significant interruption in the receipt and distribution of our merchandise. Any such disruption could have a material adverse effect on our business.

    Our merchandise is shipped directly from manufacturers through freight consolidators to our distribution center in West Caldwell, New Jersey. Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and our effective management of our distribution facility. In addition, we cannot assure you that we have anticipated, or will be able to anticipate, all of the changing demands which our expanding operations will impose on our receiving and distribution system. Furthermore, it is possible that events beyond our control, such as a strike or other disruption affecting the parcel service that delivers substantially all of our merchandise to our stores, could result in delays in delivery of merchandise to our stores. Any such event could have a material adverse effect on our business.

NEED TO ANTICIPATE AND RESPOND TO MERCHANDISE TRENDS

    Our continued success will depend in part on our ability to anticipate and respond to fashion trends and consumer preferences. Our design, manufacturing and distribution process generally takes up to nine months, during which time fashion trends and consumer preferences may change. If we fail in any way to anticipate, identify or respond to future fashion trends, such a failure may adversely affect customer acceptance of our products or require substantial markdowns, which could have a material adverse effect on our business. In addition, certain public school districts in various markets in which we have stores are increasingly requiring that their grade school students wear uniforms, which may have a material adverse effect on our business.

RELIANCE ON INFORMATION SYSTEMS

    We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. In connection with the planned relocation of our distribution center, we intend to install an automated warehouse management system to facilitate more efficient receipt and distribution of inventory. We also intend to replace our current point-of-sale ("POS") software and hardware with an upgraded system during fiscal 1999. Any delays or difficulties in transitioning to these or other new systems, or in integrating these systems with our current systems, or any other disruptions affecting our information systems, could have a material adverse effect on our business.

UNCERTAINTY OF SUCCESS OF NEW MERCHANDISE PRESENTATION

    In fiscal 1999, we intend to implement a new merchandise presentation strategy, through which we will consolidate separate departments for older and younger boys and girls into one boys and one girls department, while expanding our newborn department. We are also upgrading the display fixtures in approximately two-thirds of our existing stores and installing these fixtures in our new stores. We believe these initiatives should simplify, facilitate and enhance the shopping experience of our customers by eliminating duplicative displays and creating more space within our stores. However, we have not tested these changes and therefore cannot predict the impact they will have on customers familiar with our current layout and departmental structure. The failure of our new merchandise presentation initiatives could have a material adverse effect on our business.

DEPENDENCE ON UNAFFILIATED MANUFACTURERS AND INDEPENDENT AGENTS

    We do not own or operate any manufacturing facilities and therefore are dependent upon independent third parties for the manufacture of all of our products. Our products are currently manufactured to our specifications, pursuant to purchase orders, by more than 60 independent manufacturers located primarily in Asia. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. In addition, we have no formal written agreement with the Hong Kong-based trading company through which we purchase approximately 35% of our products. We also purchase approximately 30% of our products from a single agent in Taiwan, which has an exclusive arrangement with us. Although we believe that we have established close relationships with our principal manufacturers and independent agents, the inability to maintain such relationships or to find additional sources to cover future growth could have a material adverse effect on our business.

RISKS OF USING FOREIGN MANUFACTURERS; POSSIBLE ADVERSE IMPACT OF UNAFFILIATED
  MANUFACTURERS' FAILURE TO COMPLY WITH ACCEPTABLE LABOR PRACTICES

    Our business is subject to the risks generally associated with purchasing from foreign countries. Some of these risks are foreign governmental regulations, political instability, currency and exchange risks, quotas on the amounts and types of merchandise which may be imported into the United States from other countries, disruptions or delays in shipments and changes in economic conditions in countries in which our manufacturing sources are located. We cannot predict the effect that such factors will have on our business arrangements with foreign manufacturing sources. If any of these factors rendered the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources ceased doing business with us for any reason, our business could be materially adversely affected. Our business is also subject to the risks associated with changes in U.S. legislation and regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether such changes or other charges or restrictions will be imposed upon the importation of our products in the future, or the effect any such event would have on our business. However, if China were to lose its Most Favored Nation trading status with the United States, that event could have a material adverse effect on our business.

    We require our independent manufacturers to operate in compliance with applicable laws and regulations and our internal requirements. While our purchasing guidelines promote ethical business practices, we do not control these manufacturers or their labor practices. The violation of labor or other laws by one of the independent manufacturers we use or the divergence of an independent manufacturer's labor practices from those generally accepted as ethical in the United States could have a material adverse effect on our business.

EFFECT OF FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY ON INCOME

    As is the case with many apparel retailers, we experience seasonal fluctuations in our net sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. For example, in fiscal 1998, 21.8%, 17.7%, 28.6% and 31.9% of our net sales for stores open for the full fiscal year occurred in the first, second, third and fourth quarters, respectively. We generally experience second quarter losses and, in the past, have experienced first quarter losses. We expect to continue to experience second quarter losses in the future. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday and weak sales during this period could have a material adverse effect on our business. Our third quarter results are heavily dependent upon back-to-school sales and our fourth quarter results are heavily dependent upon sales during the holiday season. Weak sales during either of these periods could have a material adverse effect on our business.

    Our quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including the timing of new store openings and related pre-opening and other start-up costs, net sales contributed by new stores, increases or decreases in comparable store sales, weather conditions, shifts in timing of certain holidays, changes in our merchandise mix and overall economic conditions. Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. In addition, because our expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in our net income.

CHANGES IN COMPARABLE STORE SALES RESULTS FROM PERIOD TO PERIOD

    Numerous factors affect our comparable store sales results including, among others, weather conditions, fashion trends, merchandise assortment, the retail sales environment, economic conditions and our success in executing our business strategy. Our quarterly comparable store sales results have fluctuated significantly in the past and we anticipate that our quarterly comparable store sales will continue to fluctuate in the future. In addition, we do not expect our comparable store sales to continue to increase at rates similar to those experienced in fiscal 1998. Moreover, comparable store sales for any particular period may decrease in the future. Comparable store sales results are often followed closely by the investment community and significant fluctuations in such results may affect the price of our Common Stock. Any such variations in our comparable store sales results could have a material adverse effect on our business and on the market price of our Common Stock.

FOREIGN CURRENCY FLUCTUATIONS

    We conduct our business in U.S. dollars. However, because we purchase substantially all of our products overseas, the cost of these products may be affected by changes in the values of the relevant currencies. To date, we have not considered it necessary to hedge against foreign currency fluctuations. Although foreign currency fluctuations have had no material adverse effect on our business in the past, we cannot predict whether such fluctuations will have such an effect in the future.

DEPENDENCE ON KEY PERSONNEL

    The leadership of Ezra Dabah, our Chief Executive Officer and Chairman of the Board, Stanley Silver, our President and Chief Operating Officer, and Clark Hinkley, our Executive Vice President, Merchandising, has been instrumental in our success. The loss of the services of Mr. Dabah, Mr. Silver or Mr. Hinkley could have a material adverse effect on our business. We have entered into employment agreements with Messrs. Dabah, Silver and Hinkley, but we cannot assure you that we will be able to retain their services. In addition, other members of management have substantial experience and expertise in our business and have made significant contributions to its growth and success. The loss of services of one or more of these individuals, or the inability to attract additional qualified managers or other personnel as we grow, could have a material adverse effect on our business. We are not protected by any key-man or similar life insurance for any of our executive officers.

COMPETITION

    The children's apparel retail business is highly competitive. We compete in substantially all of our markets with GapKids, BabyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Limited Too (a division of The Limited, Inc.), J.C. Penney Company, Inc., Sears, Roebuck and Co. and other department stores that sell children's apparel and accessories, as well as certain discount stores such as Wal-Mart Stores, Inc., Kmart Corporation, Target (a division of Dayton Hudson Corporation) and Kids "R" Us (a division of Toys "R" Us, Inc.). We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the malls in which we have stores. Many of our competitors are larger than The Children's Place and have access to significantly greater financial, marketing and other resources than we have. We cannot assure you that we will be able to compete successfully against existing or future competition.

UNCERTAINTY OF NET OPERATING LOSS CARRYFORWARDS

    We utilized $11.6 million, $8.1 million and $39.9 million of our net operating loss carryforwards ("NOLs") to offset taxable income that we earned in our 1996, 1997 and 1998 taxable years, respectively, leaving NOLs of approximately $0.1 million which we expect to utilize in our 1999 taxable year. As the amount and availability of these NOLs are subject to review by the Internal Revenue Service, we cannot assure you that the NOLs will not be reduced or their use limited as the result of an audit of our tax returns. If the amount of these NOLs were reduced or their availability limited, we could be liable for additional taxes with respect to our 1996 through 1998 taxable years. Any such reduction or restriction could have a material adverse effect on our business.

CONTROL BY CERTAIN STOCKHOLDERS

    As of February 15, 1999, Ezra Dabah and certain members of his family beneficially own 11,370,164 shares of our Common Stock, constituting approximately 45.3% of the outstanding Common Stock. Two funds managed by Saunders Karp & Megrue, L.P. ("SKM"), The SK Equity Fund, L.P. and SK Investment Fund, L.P. (collectively, the "SK Funds"), own 7,566,553 shares or approximately 30.3% of the outstanding Common Stock. After giving effect to a proposed secondary offering of our Common Stock, Ezra Dabah and certain members of his family will beneficially own 10,170,164 shares of our Common Stock, constituting approximately 40.5% of the outstanding Common Stock (or 9,990,164 shares or approximately 39.8% of the outstanding Common Stock if the over-allotment option in such offering is fully exercised), and the SK Funds will beneficially own 4,866,553 shares or approximately 19.5% of the outstanding Common Stock (or 4,461,553 shares or approximately 17.9% of the outstanding Common Stock if the over-allotment option in such offering is fully exercised). Under a stockholders agreement, the SK Funds and certain other stockholders, who following this offering will own in the aggregate a majority of the outstanding Common Stock, have agreed to vote for the election of two nominees of the SK Funds and three nominees of Ezra Dabah to our Board of Directors in any election of directors. As a result, the SK Funds and Ezra Dabah are, and will continue to be, able to control the election of our directors. In addition, if the SK Funds and Mr. Dabah were to vote together, they would be able to determine the outcome of any matter submitted to a vote of our stockholders for approval.

SENSITIVITY TO ECONOMIC, REGIONAL AND OTHER BUSINESS CONDITIONS

    Our business is sensitive to customers' spending patterns which, in turn, are subject to prevailing regional and national economic conditions such as interest rates, taxation and consumer confidence. We are, and will continue to be, susceptible to changes in regional economic conditions, weather conditions, demographic and population characteristics, consumer preferences and other regional factors. We are also dependent upon the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic in the malls where our stores are located. Any economic or other conditions decreasing the retail demand for apparel or the level of mall traffic could have a material adverse effect on our business.

RISK OF GEOGRAPHIC EXPANSION

    Most of our stores are located in the northeastern and mid-Atlantic United States. In the past, we have typically expanded our operations in states where we presently have operations or in contiguous states. In fiscal 1999 and fiscal 2000, in addition to continuing this expansion strategy, we expect to open stores in new markets and in markets that we have recently penetrated. As a result, we are, and will continue to be, susceptible to differences in demographic and population characteristics, regional economic conditions, climate and other weather-related conditions, consumer preferences and other geographical factors. We cannot assure you that, as we expand into new regions, we will be able to achieve results comparable to those we have achieved in prior periods in regions where we already conduct business.

POSSIBILITY OF CHANGE OF TERMS IN PRIVATE LABEL CREDIT CARD

    Sales under "The Children's Place" credit card program represented approximately 12% of our net sales in fiscal 1998. Our private label credit card program is operated by an unaffiliated third party, Hurley State Bank, through its agent, SPS Payment Services, Inc., on terms that currently do not provide for recourse against The Children's Place. In connection with our efforts to increase the number of cardholders and encourage use of our private label credit card, we may, from time to time, consider changing these arrangements to provide for either full or partial recourse. Any such changes may subject us to losses from unpaid charges and could have a material adverse effect on our business.

FAILURE OF OUR SYSTEMS TO RECOGNIZE YEAR 2000

    The Year 2000 issue exists because many computer applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may not properly recognize and process the Year 2000 which could cause a system failure or other computer errors leading to disruptions in normal business processing. Although we are taking prudent business precautions and developing contingency plans to minimize any business disruption caused by the Year 2000, we cannot predict whether we will be adversely impacted by a failure caused by the Year 2000. These risks include, but are not limited to, power and communications disruptions, failures of our information technology systems, the ability of any of our significant domestic or foreign suppliers, service providers, agents or trading companies to become Year 2000 compliant and disruptions in the distribution channels including both domestic and foreign ports, customs and transportation vendors.

STOCK PRICE VOLATILITY

    Our Common Stock, which is quoted on the Nasdaq National Market, has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, our comparable store sales results, announcements by other apparel retailers, the overall economy and the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially.

ANTI-TAKEOVER PROVISIONS OF APPLICABLE DELAWARE LAW AND OUR CERTIFICATE OF
  INCORPORATION AND BYLAWS

    Certain provisions of our Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and Amended and Restated ByLaws (the "ByLaws") may have anti-takeover effects and may discourage, delay or prevent a takeover attempt that a stockholder might consider in its best interest. These provisions, among other things, (1) classify our Board of Directors into three classes, each of which will serve for different three year periods, (2) provide that only the Chairman of the Board of Directors may call special meetings of the stockholders, (3) provide that a director may be removed by stockholders only for cause by a vote of the holders of more than two-thirds of the shares entitled to vote, (4) provide that all vacancies on our Board of Directors, including any vacancies resulting from an increase in the number of directors, may be filled by a majority of the remaining directors, even if the number is less than a quorum, (5) establish certain advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings, and (6) require a vote of the holders of more than two-thirds of the shares entitled to vote in order to amend the foregoing provisions and certain other provisions of the Certificate of Incorporation and ByLaws. In addition, the Board of Directors, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock which may have rights senior to those of the Common Stock. Moreover, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, as amended (the "DGCL"), which would require a two-thirds vote of stockholders for any business combination (such as a merger or sales of all or substantially all of our assets) between The Children's Place and an "interested stockholder," unless such transaction is approved by a majority of the disinterested directors or meets certain other requirements. In certain circumstances, the existence of these provisions which inhibit or discourage takeover attempts could reduce the market value of our Common Stock.

ITEM 2.--PROPERTIES

    Throughout fiscal 1998, all merchandise was received, inspected, processed and distributed through our 90,000 square foot leased distribution facility and corporate headquarters in West Caldwell, New Jersey. We also lease a facility in nearby Fairfield, New Jersey of approximately 35,000 square feet. The bulk of the merchandise is collected at our distribution facility and shipped as a complete line to the stores once each month for each department. Replenishment merchandise is shipped directly to stores each weekday by commercial carrier as needed. We have experienced occasional shipment delays, but no such delay has had a material adverse effect on The Children's Place.

    We have entered into an eight-year lease with a three-year option period for a 204,000 square foot distribution center and corporate headquarters facility in Secaucus, New Jersey, approximately 18 miles from our present location, which we intend to move into in the second quarter of 1999. Our current lease expires on May 31, 1999. In conjunction with the move to the new distribution center, we intend to implement a new automated warehouse management system which will employ radio frequency technology, a conveyor system and automated flow through slot location and product putaway. The new warehouse management system will also support a distribution center reserve inventory that will be utilized to enhance merchandise replenishment to the stores. We believe this new facility will provide adequate space to support our growth over the next several years.

    All of our existing store locations are leased by us, with lease terms expiring betwen 1999 and 2011 and with an average unexpired lease term of 7.2 years. The leases for most of the existing stores are for terms of ten years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. Leases for future stores will likely include similar contingent rent provisions.

ITEM 3.--LEGAL PROCEEDINGS

STOCKHOLDER LITIGATION

    On October 16, 1997, Stephen Brosious and Rudy Pallastrone, who allegedly purchased shares of our Common Stock in our initial public offering in September 1997 (the "IPO"), filed a lawsuit against The Children's Place, several of our directors and officers, and the underwriters of the IPO (the "Defendants") in the United States District Court for the District of New Jersey (the "Court"). The named plaintiffs purport to maintain a class action on behalf of all persons, other than the Defendants, who purchased our Common Stock issued in connection with the IPO on or about September 19, 1997 through October 13, 1997. The complaint alleges that the Defendants violated federal securities laws by making false or misleading statements and/or omissions in connection with the IPO. The plaintiffs seek monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. Since October 16, 1997, 15 additional putative class actions making substantially similar allegations and seeking substantially similar relief have been filed against some or all of the Defendants. On or about January 13, 1998, the 16 putative class actions were consolidated in the Court and on February 26, 1998, the plaintiffs served and filed their amended consolidated complaint. On April 16, 1998, the Defendants moved to dismiss the complaint. On September 4, 1998 the Court entered an order granting the motion to dismiss in part and denying it in part. The Court also dismissed the case against the underwriters without prejudice. On October 5, 1998, the plaintiffs filed an amended complaint against all Defendants including the underwriters. We filed our answer to the amended complaint on October 26, 1998. The parties have commenced discovery.

    On October 27, 1997, Bulldog Capital Management, L.P., a limited partnership that serves as a general partner for a series of investment funds which allegedly purchased shares of The Children's Place's Common Stock issued in connection with the IPO, also filed a lawsuit against The Children's Place and several of our directors and officers in the Superior Court of New Jersey, Essex County Division. The complaint also alleges that by making false or misleading statements and/or omissions in connection with the IPO, The Children's Place and several of our directors and officers violated provisions of federal and state law. The plaintiff seeks monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. This action and the federal action described above have been coordinated for purposes of discovery.

    We believe that the allegations made in the complaints described above are untrue and totally without merit and intend to defend them vigorously. We do not believe that any ultimate liability arising out of the actions described above will have a material adverse effect on our business; however we can give no assurance as to the ultimate resolution of the proceedings or the amount to be paid, if any, in the disposition of the actions.

OTHER LITIGATION

    We are also involved in various legal proceedings arising in the normal course of our business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on our business.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock is listed on the Nasdaq National Market under the symbol "PLCE." The following table sets forth the range of high and low closing sales prices on the Nasdaq National Market of our Common Stock for the calendar periods indicated.

                                                                               HIGH        LOW
                                                                             ---------  ---------
1997
Third Quarter (from September 19, 1997)....................................  $   15.75  $   14.13
Fourth Quarter.............................................................      14.25       4.44

1998
First Quarter..............................................................       9.06       5.06
Second Quarter.............................................................      11.38       8.13
Third Quarter..............................................................      11.00       8.06
Fourth Quarter.............................................................      25.13       9.13

1999
First Quarter (through February 23, 1999)..................................      33.25      24.63

    On February 23, 1999, the last reported sale price of our Common Stock was $33.25 per share. As of February 23, 1999, there were approximately 1,600 holders of record of our Common Stock.

    We have never paid dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future. Our Board of Directors presently intends to retain any future earnings of The Children's Place to finance our operations and the expansion of our business. Our working capital revolving credit facility with Foothill Capital Corporation prohibits any payment of dividends. Any determination in the future to pay dividends will depend upon our earnings, financial condition, cash requirements, future prospects, covenants in our working capital revolving credit facility and any future debt instruments and such other factors as the Board of Directors deems appropriate at the time.

ITEM 6.--SELECTED FINANCIAL DATA

    The following table sets forth certain historical financial and operating data for The Children's Place. The selected historical financial data is qualified by reference to, and should be read in conjunction with Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto included elsewhere in this report. Certain prior fiscal year balances set forth below have been reclassified to conform to fiscal 1998 presentation.

                                                                                      FISCAL YEAR ENDED (1)
                                                                 ---------------------------------------------------------------
                                                                 JANUARY 28,  FEBRUARY 3,  FEBRUARY 1,  JANUARY 31,  JANUARY 30,
                                                                    1995         1996         1997         1998         1999
                                                                 -----------  -----------  -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA (IN THOUSANDS, EXCEPT PER SHARE
  DATA):
Net sales......................................................   $ 107,953    $ 122,060    $ 143,838    $ 192,557    $ 283,853
Cost of sales..................................................      74,229       83,434       90,071      123,556      166,449
                                                                 -----------  -----------  -----------  -----------  -----------
Gross profit...................................................      33,724       38,626       53,767       69,001      117,404
Selling, general and administrative expenses...................      27,873       30,757       35,966       46,451       70,313
Pre-opening costs..............................................         178          311          982        2,127        3,030
Depreciation and amortization..................................       3,344        3,496        4,017        5,958        8,607
                                                                 -----------  -----------  -----------  -----------  -----------
Operating income...............................................       2,329        4,062       12,802       14,465       35,454
Interest expense, net..........................................       1,303        1,925        2,884        2,647          324
Other expense, net.............................................           0          447          396          139          110
                                                                 -----------  -----------  -----------  -----------  -----------
Income before income taxes and extraordinary item..............       1,026        1,690        9,522       11,679       35,020
Provision (benefit) for income taxes (2).......................          54           36      (20,919)       4,695       14,358
                                                                 -----------  -----------  -----------  -----------  -----------
Income before extraordinary item...............................         972        1,654       30,441        6,984       20,662
Extraordinary gain (loss) (3)..................................         490            0            0       (1,743)           0
                                                                 -----------  -----------  -----------  -----------  -----------
Net income.....................................................   $   1,462    $   1,654    $  30,441    $   5,241    $  20,662
                                                                 -----------  -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------  -----------
Diluted income per common share before extraordinary item......                                          $    0.29    $    0.80
                                                                                                        -----------  -----------
Extraordinary item.............................................                                              (0.07)        0.00
                                                                                                        -----------  -----------
Diluted net income per common share (4)........................                                          $    0.22    $    0.80
                                                                                                        -----------  -----------
                                                                                                        -----------  -----------
Diluted weighted average common shares outstanding (4).........                                             24,358       25,909

SELECTED OPERATING DATA:
Number of stores open at end of period.........................          87           91          108          155          209
Comparable store sales increase (5) (6)........................          13%          10%           9%           2%          14%
Average net sales per store (in thousands) (6) (7).............   $   1,264    $   1,362    $   1,479    $   1,487    $   1,569
Average square footage per store (8)...........................       4,786        4,528        4,284        4,123        4,055
Average net sales per gross square foot (6) (9)................   $     259    $     292    $     335    $     350    $     382

                                                                 JANUARY 28,  FEBRUARY 3,  FEBRUARY 1,  JANUARY 31,  JANUARY 30,
                                                                    1995         1996         1997         1998         1999
                                                                 -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA (IN THOUSANDS):
Working capital (deficit)......................................   $ (10,398)   $ (17,630)   $  11,951    $  20,238    $  35,531
Total assets...................................................      26,556       32,073       64,479       79,353      110,761
Long-term debt.................................................      21,626       15,735       20,504           26            2
Stockholders' equity (deficit).................................     (13,388)     (11,735)      27,298       58,467       80,607

                                                   (FOOTNOTES ON FOLLOWING PAGE)

------------------------
(1) All references to our fiscal years refer to the 52- or 53-week year ended on the Saturday nearest to January 31 of the following year. For example, references to fiscal 1998 mean the fiscal year ended January 30, 1999. Fiscal 1995 was a 53-week year.

(2) The provision (benefit) for income taxes for fiscal 1996 reflected the reversal of a valuation allowance of $21.0 million on a net deferred tax asset.

(3) The extraordinary gain during fiscal 1994 represented the forgiveness of debt in connection with a debt restructuring undertaken with the consent of our creditors. The extraordinary loss in fiscal 1997 represented the write-off of unamortized deferred financing costs and unamortized debt discount as a result of the repayment of long-term debt in conjunction with our initial public offering in September 1997.

(4) Diluted net income per common share is calculated by dividing net income by the diluted weighted average common shares and common share equivalents outstanding. The weighted average common shares outstanding and common share equivalents used in computing diluted net income per common share for fiscal 1997 are based on the number of common shares and common share equivalents as if our recapitalization at the time of our initial public offering had occurred on the first day of fiscal 1997. During and prior to the fiscal year ended February 1, 1997, our Common Stock was not publicly traded and the significant changes in our capital structure resulting from a private placement of our Common Stock in July 1996 (as discussed in Note 3--1996 Private Placement in the Notes to the Consolidated Financial Statements) (the "1996 Private Placement"), earnings per share for that year and earlier periods is not presented due to a lack of comparability.

(5) We define comparable store sales as net sales from stores that have been open for more than 14 full months and that have not been substantially remodeled during that time.

(6) For purposes of determining the comparable store sales increase, average net sales per store and average net sales per gross square foot, fiscal 1995 results were recalculated based on a 52-week year.

(7) Represents net sales from stores open throughout the full period divided by the number of such stores.

(8) Average square footage per store represents the square footage of stores open on the last day of the period divided by the number of such stores.

(9) Represents net sales from stores open throughout the full period divided by the gross square footage of such stores.

ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED AS ITEM 14. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY IN "RISK FACTORS."

OVERVIEW

    The Children's Place Retail Stores, Inc. is a specialty retailer of apparel and accessories for children from newborn to twelve years of age. As of February 15, 1999, we operated 211 stores in 26 states, located primarily in regional shopping malls in the eastern half of the United States. In fiscal 1996, we began to implement an aggressive growth strategy designed to capitalize on our business strengths and strong store economics. From July 1, 1996 through the end of fiscal 1996, we opened 16 stores and closed one store, growing to 108 stores. During fiscal 1997 and fiscal 1998, we opened a total of 47 and 54 new stores, respectively. The majority of these stores were opened in existing and contiguous markets. In fiscal 1998, we also entered into several new markets, including Atlanta, St. Louis and Kansas City.

    We intend to continue our expansion program and currently plan to open at least 70 stores in fiscal 1999 and at least 90 stores in fiscal 2000. Our store expansion program will continue to focus on expanding our presence in existing and contiguous markets. We also plan to open stores in several new markets--Colorado, Utah and northern Florida in fiscal 1999, and northern California, Washington, Oregon, southern Florida, Louisiana and Texas in fiscal 2000.

    Our net sales have grown significantly during the past several years, primarily as a result of new store openings and, to a lesser extent, increases in comparable store sales. We define our comparable store sales as net sales from stores that have been open for more than 14 full months and that have not been substantially remodeled during that time. We reported comparable store sales growth over prior years of 13%, 10%, 9%, 2% and 14% during fiscal 1994, 1995, 1996, 1997 and 1998, respectively. We believe that these increases were primarily the result of successful merchandising and operational programs, together with well-positioned store real estate. We do not expect our comparable store sales to continue to increase at rates similar to those experienced in fiscal 1998.

    In order to support our aggressive growth strategy, we continue to assess and build our administrative infrastructure and our management information and distribution systems. During fiscal 1998, we added resources in virtually all of our administrative functions to support our present and planned store growth. During fiscal 1999, we plan to implement an automated warehouse management system and to replace our point-of-sale software and hardware. During the second quarter of fiscal 1999, we also plan to move to a larger distribution center and corporate headquarters in Secaucus, New Jersey. This relocation will support our need for additional space for our distribution center and administrative staff. Since our current facilities and equipment have a low net book value, we expect only a small write-off in conjunction with this move.

    In fiscal 1999, we also plan to implement a new merchandise presentation strategy, and to upgrade the display fixtures and other elements of our store design in approximately two-thirds of our existing stores, in order to simplify, facilitate and enhance the shopping experience of our customers. During fiscal 1998, we accelerated depreciation expense by approximately $0.8 million for store fixtures that will be eliminated in connection with the refixturing. We expect to accelerate depreciation expense by approximately $1.2 million during fiscal 1999 to complete this program. Also in fiscal 1999, we plan, through a wholly-owned Hong Kong subsidiary, to open an office in Hong Kong, which will initially employ eight to ten people, and for which we initially expect to incur an annual cost of $1.0 million.

    We have selected an advertising agency to assist us in developing a new advertising campaign that will include television, print, radio and outdoor advertising. In fiscal 1999, we expect to spend approximately $6.0 million to $8.0 million on this campaign. We also view the use of our private label credit card as an important marketing and communication tool. Our private label card sales accounted for approximately 12% of our fiscal 1998 net sales.

    Giving effect to the expenditures to be made in the second quarter of fiscal 1999 specified above, we may report a higher net loss for the second quarter of fiscal 1999 than we reported for the second quarter of fiscal 1998. Consequently, during the second quarter of fiscal 1999, we may report a higher loss per share than we did for the second quarter of fiscal 1998. In addition, the occupancy expense of a larger distribution center and corporate headquarters, the overlap in rent expense between our old and new facility and the cost of relocating to the new facility will adversely affect our results of operations for the second quarter of fiscal 1999.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                                                          FISCAL YEAR ENDED
                                                                             -------------------------------------------
                                                                              FEBRUARY 1,    JANUARY 31,    JANUARY 30,
                                                                                 1997           1998           1999
                                                                             -------------  -------------  -------------
Net sales..................................................................        100.0%         100.0%         100.0%
Cost of sales..............................................................         62.6           64.2           58.6
                                                                                   -----          -----          -----
Gross profit...............................................................         37.4           35.8           41.4
Selling, general and administrative expenses...............................         25.0           24.1           24.8
Pre-opening costs..........................................................          0.7            1.1            1.1
Depreciation and amortization..............................................          2.8            3.1            3.0
                                                                                   -----          -----          -----
Operating income...........................................................          8.9            7.5           12.5
Interest expense, net......................................................          2.0            1.4            0.1
Other expense, net.........................................................          0.3            0.1            0.1
                                                                                   -----          -----          -----
Income before income taxes and extraordinary item..........................          6.6            6.0           12.3
Provision (benefit) for income taxes.......................................        (14.5)           2.4            5.0
Extraordinary loss.........................................................           --            0.9             --
                                                                                   -----          -----          -----
Net income.................................................................         21.1%           2.7%           7.3%
                                                                                   -----          -----          -----
                                                                                   -----          -----          -----
Number of stores, end of period............................................          108            155            209

YEAR ENDED JANUARY 30, 1999 COMPARED TO YEAR ENDED JANUARY 31, 1998

    Net sales increased by $91.3 million, or 47%, to $283.9 million during fiscal 1998 from $192.6 million during fiscal 1997. Net sales for the 54 new stores opened, as well as other stores that did not qualify as comparable stores, contributed $67.1 million of the sales increase. As of January 30, 1999, The Children's Place operated 209 stores in 26 states primarily located in regional shopping malls in the eastern half of the United States. During fiscal 1998, we entered several new markets, including Atlanta, St. Louis and Kansas City. Our comparable store sales increased 14% and contributed $24.2 million to the net sales increase during fiscal 1998. Comparable store sales increased 2% during fiscal 1997. Our fiscal 1998 comparable store sales increase was experienced across all major merchandise departments.

    Gross profit increased by $48.4 million to $117.4 million during fiscal 1998 from $69.0 million during fiscal 1997. As a percentage of net sales, gross profit increased to 41.4% during fiscal 1998 from

35.8% during fiscal 1997. The increase in gross profit as a percentage of net sales was principally due to higher initial markups achieved through more effective product sourcing and a stronger dollar, as well as to lower markdowns. As a percentage of net sales, gross profit was also favorably impacted by a leveraging of store occupancy, buying and distribution expenses over a higher sales base.

    Selling, general and administrative expenses increased $23.8 million to $70.3 million during fiscal 1998 from $46.5 million during fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 24.8% of net sales during fiscal 1998 from 24.1% of net sales during fiscal 1997. The increase was primarily due to increases in our administrative infrastructure to support our growth and higher marketing expenses to promote consumer recognition of "The Children's Place" brand. In addition, our incentive payouts in fiscal 1998 were higher, and higher as a percentage of net sales, as our increased operating performance for that year resulted in the payment of higher incentive bonuses than were paid in fiscal 1997. The increase in selling, general and administrative expenses as a percentage of net sales was partially offset by the leveraging of store expenses over a higher sales base.

    During fiscal 1998, pre-opening costs were $3.0 million, or 1.1% of net sales, as compared to $2.1 million, or 1.1% of net sales, during fiscal 1997. The increase in pre-opening costs in fiscal 1998 reflected the opening of 54 stores, as compared to 47 stores during fiscal 1997. Pre-opening expenses for fiscal 1998 also reflect certain expenses incurred for approximately 26 stores we plan to open during the first quarter of fiscal 1999.

    Depreciation and amortization amounted to $8.6 million, or 3.0% of net sales, during fiscal 1998 as compared to $6.0 million, or 3.1% of net sales, during fiscal 1997. The increase in depreciation and amortization primarily was a result of the increase in stores. The decrease as a percentage of net sales during fiscal 1998 reflects the leverage of depreciation and amortization expense over a higher sales base.

    Interest expense, net, for fiscal 1998 was $0.3 million, or 0.1% of net sales, as compared to $2.6 million, or 1.4% of net sales, during fiscal 1997. The decrease in interest expense, net, was primarily due to the elimination of interest expense on our long-term debt, which was repaid with a portion of the proceeds from our initial public offering, and lower borrowings and effective interest rates under our working capital revolving credit facility.

    Other expense, net, for fiscal 1998 and fiscal 1997 was $0.1 million and consisted of anniversary fees related to our working capital revolving credit facility during both periods.

    During fiscal 1998, a provision for income taxes of $14.4 million was recorded, as compared to $4.7 million during fiscal 1997. Due to the utilization of our NOLs, the majority of our 1998 tax provision will not be paid in cash. However, we expect to make cash payments of approximately $2.3 million for our fiscal 1998 taxes related to the payment of taxes based on the federal alternative minimum tax, state minimum taxes and state taxes for states in which we did not have NOLs. We expect to utilize the remaining $0.1 million of our NOLs during fiscal 1999.

    As a result of the repayment of our long-term debt with a portion of the net proceeds from our initial public offering, we recorded a non-cash extraordinary item of $1.7 million, net of taxes, for fiscal 1997 that represented the write-off of unamortized deferred financing costs and unamortized debt discount.

    The Children's Place had net income of $20.7 million and $5.2 million in fiscal 1998 and fiscal 1997, respectively.

YEAR ENDED JANUARY 31, 1998 COMPARED TO YEAR ENDED FEBRUARY 1, 1997

    Net sales increased by $48.8 million, or 34%, to $192.6 million during fiscal 1997 from $143.8 million during fiscal 1996. Net sales for the 47 new stores opened, as well as other stores that did not qualify as comparable stores, contributed $46.2 million of the sales increase, partially offset by the closing of one store during 1996 which contributed $0.4 million of net sales during fiscal 1996. Our comparable store sales increased 2% and contributed $3.0 million of the sales increase during fiscal 1997. Comparable store sales increased 9% during fiscal 1996. The Company's fiscal 1997 comparable store sales increase was primarily attributable to strength in the infant and big girl departments, partially offset by weaker sales in the little boy and little girl departments.

    Gross profit increased by $15.2 million to $69.0 million during fiscal 1997 from $53.8 million during fiscal 1996. As a percentage of net sales, gross profit decreased to 35.8% during fiscal 1997 from 37.4% during fiscal 1996. The decrease in gross profit as a percentage of net sales was principally due to higher markdowns which were required to clear excess inventory. As a percentage of net sales, gross profit was also unfavorably impacted by higher store occupancy costs partially offset by a higher initial markup. The increased store occupancy costs resulted from new stores that had not been open long enough to leverage their rent through an established sales base.

    Selling, general and administrative expenses increased $10.5 million to $46.5 million during fiscal 1997 from $36.0 million during fiscal 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 24.1% of net sales during fiscal 1997 from 25.0% of net sales during fiscal 1996. The decrease as a percentage of net sales was primarily due to lower corporate administrative expenses which benefited from the leverage of the increased sales base, partially offset by higher store payroll and other store expenses.

    During fiscal 1997, pre-opening costs were $2.1 million, or 1.1% of net sales, as compared to $1.0 million, or 0.7% of net sales, during fiscal 1996. The increase in pre-opening costs in fiscal 1997 reflected the opening of 47 stores, as compared to 18 stores during fiscal 1996, partially offset by cost saving measures implemented in fiscal 1997 to reduce store pre-opening costs.

    Depreciation and amortization amounted to $6.0 million, or 3.1% of net sales, during fiscal 1997 as compared to $4.0 million, or 2.8% of net sales, during fiscal 1996. The increase in depreciation and amortization primarily was a result of the increase in stores.

    Interest expense, net, for fiscal 1997 was $2.6 million, or 1.4% of net sales, as compared to $2.9 million, or 2.0% of net sales, during fiscal 1996. The decrease in interest expense, net, was primarily due to the repayment of our long-term debt with a portion of the proceeds from our initial public offering.

    Other expense, net, for fiscal 1997 amounted to $0.1 million, or 0.1% of net sales, as compared to $0.4 million, or 0.3% of net sales, during fiscal 1996. During fiscal 1997 and fiscal 1996, other expenses were comprised primarily of an anniversary fee and other miscellaneous fees related to our working capital revolving credit facility. During fiscal 1996, other expenses also contained credit agreement amendment fees related to our working capital revolving credit facility.

    Our provision for income taxes for fiscal 1997 was $4.7 million, as compared with an income tax benefit of $20.9 million in the prior year. Our provision for income taxes for fiscal 1997 reflected a provision based on effective statutory rates. Throughout fiscal 1996, our provision for income taxes provided for the payment of federal alternative minimum taxes and minimum taxes in most states due to the utilization of our NOLs. During the fourth quarter of fiscal 1996, we reversed a $21.0 million valuation allowance on our deferred tax asset on our balance sheet. The majority of the fiscal 1997 tax provision was not paid in cash. However, we made cash tax payments for the federal alternative minimum tax, state minimum taxes and state taxes for states in which we did not have NOLs.

    As a result of the repayment of our long-term debt with a portion of the net proceeds from the initial public offering, we recorded a non-cash extraordinary item of $1.7 million, net of taxes, for fiscal 1997 that represented the write-off of unamortized deferred financing costs and unamortized debt discount.

    The Children's Place had net income of $5.2 million and $30.4 million in fiscal 1997 and fiscal 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

    During fiscal 1998, our primary uses of cash were financing new store openings and providing for working capital, which primarily represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday merchandise lines. We have been able to meet our cash needs principally by using cash flow from operations and borrowings under our working capital revolving credit facility. Since our initial public offering, we have had no long-term debt obligations other than obligations under capital leases.

    We have a working capital revolving credit facility with Foothill Capital Corporation that provides for borrowings up to $30.0 million (including a sublimit for letters of credit of $20.0 million). The amount that may be borrowed under our working capital revolving credit facility depends upon our levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at our option, the 30-day LIBOR Rate plus a pre-determined spread. The LIBOR spread is 1.50% or 2.00%, depending upon our financial performance from time to time. Borrowings under the facility mature in July 2000 and provide for one year automatic renewal options.

    As of January 30, 1999, there were no borrowings under our working capital revolving credit facility and, as of January 31, 1998, $1.1 million was borrowed under the working capital revolving credit facility. In addition, as of January 30, 1999 and January 31, 1998, we had outstanding $10.6 million and $5.7 million, respectively, in letters of credit under our working capital revolving credit facility. Availability under the working capital revolving credit facility as of January 30, 1999 and January 31, 1998 was $19.3 million and $15.8 million, respectively. As of January 30, 1999 and January 31, 1998 the interest rates charged under the working capital revolving credit facility were 7.75% and 8.50% per annum, respectively.

    Our working capital revolving credit facility contains certain financial covenants including, among others, the maintenance of minimum levels of tangible net worth, working capital and current ratios, and imposes certain limitations on our annual capital expenditures, as defined in the working capital revolving credit facility, as well as a prohibition on the payment of dividends. Credit extended under the working capital revolving credit facility is secured by a first priority security interest in our present and future assets.

    We were in compliance with all of the financial covenants under our working capital revolving credit facility as of January 30, 1999.

CASH FLOWS/CAPITAL EXPENDITURES

    Cash flows provided by operating activities were $35.0 million, $11.3 million and $7.8 million in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, cash flows from operating activities increased as a result of an increase in operating earnings, the utilization of our NOLs and increases in current liabilities, partially offset by an increased investment in inventory to support the store expansion program. In fiscal 1997, cash flows from operating activities increased as a result of an increase in operating earnings and accounts payable, partially offset by an increased inventory investment.

    Cash flows used in investing activities were $19.8 million, $17.2 million and $8.5 million in fiscal 1998, 1997 and 1996, respectively. Cash flows used in investing activities relate primarily to store openings and remodelings. In fiscal 1998, 1997 and 1996, we opened 54, 47 and 18 stores while remodeling 3, 10 and 5 stores, respectively. Cash flows used in investing activities during fiscal 1998, 1997 and 1996 also include ongoing store capital programs and computer equipment for our corporate headquarters. During fiscal 1998, capital expenditures also included capital expenditures related to the upcoming relocation of the distribution center and corporate headquarters facility, a warehouse management system, and new point-of-sale software and hardware.

    Cash flows provided by financing activities were $0.4 million, $3.3 million and $3.5 million in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, cash flows provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases partially offset by a net repayment of our working capital revolving credit facility. In fiscal 1997, cash flows provided by financing activities resulted from our initial public offering, offset by the repayment of our long-term debt and the repurchase of certain warrants. In fiscal 1996, cash flows provided by financing activities resulted from the 1996 Private Placement. The net proceeds of the 1996 Private Placement were used to redeem certain outstanding shares of Common Stock, repay existing long-term debt and reduce outstanding borrowings under our working capital revolving credit facility.

    We have entered into an eight-year lease with a three-year option period for a distribution center and corporate headquarters facility located in Secaucus, New Jersey. The lease also provides us with an option to terminate the lease after the fifth year. We plan to relocate our distribution center and corporate headquarters during the second quarter of fiscal 1999. We believe this distribution center will support approximately 500 stores. We expect to make a cash outlay of approximately $8.0 million to renovate the facility, of which $0.5 million was spent in fiscal 1998. We also plan to install a new warehouse management system at a total cost of approximately $4.5 million, of which $2.1 million was spent in fiscal 1998. The existing distribution center and corporate headquarters facility lease expires in March 1999. We have extended our lease arrangement for our existing distribution and corporate headquarters to cover the period until our operations are relocated to the new facility.

    In a typical new store, capital expenditures (net of landlord contribution), initial inventory (net of merchandise payables) and pre-opening costs approximate $0.4 million. We anticipate that total capital expenditures will approximate $45.0 million in fiscal 1999. These expenditures will relate primarily to the opening of at least 70 stores, the renovation of our new distribution center and corporate headquarters, store remodelings and refixturings, ongoing store maintenance programs and computer and warehouse systems and equipment. We plan to fund these capital expenditures primarily with cash flow from operations.

    We believe that cash generated from operations and funds available under our working capital revolving credit facility will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. In addition, as we continue our store expansion program we will consider additional sources of financing to fund our long-term growth. Although we are complying, and believe that we will be able to comply, with the financial covenants under our working capital revolving credit facility, we are seeking to provide greater financial flexibility as we implement our growth strategy. Consequently, we have requested an increase in our credit line under the working capital revolving credit facility and amendments to the financial covenants contained in the credit facility.

    Our ability to meet our capital requirements will depend on our ability to generate cash from operations and successfully implement our store expansion plans.

QUARTERLY RESULTS AND SEASONALITY

    Our quarterly results of operations have fluctuated and are expected to continue to fluctuate materially depending on a variety of factors, including the timing of new store openings and related pre-opening and other startup costs, net sales contributed by new stores, increases or decreases in comparable store sales, weather conditions, shifts in timing of certain holidays, changes in our merchandise mix and overall economic conditions.

    Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. As is the case with many retailers of apparel and related merchandise, we typically experience lower net sales and net income during the first two fiscal quarters, and net sales and net income are lower during the second fiscal quarter than during the first fiscal quarter. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales and our fourth quarter results are heavily dependent upon sales during the holiday season. We have experienced first and second quarter losses in the past and expect to experience second quarter losses in the future. Because of these fluctuations in net sales and net income (loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

    The following table sets forth certain statement of operations data and operating data for each of our last eight fiscal quarters. The quarterly statement of operations data and selected operating data set forth below were derived from our unaudited financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for these fiscal quarters.

                                                                                  FISCAL 1997
                                                                   ------------------------------------------
                                                                     FIRST     SECOND      THIRD     FOURTH
                                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                                   ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT FOR SHARE AND STORE
                                                                                     DATA)
Net sales........................................................  $  39,203  $  33,534  $  54,489  $  65,331
Operating income (loss)..........................................      2,618     (1,922)     6,656      7,113
Comparable store sales increase (decrease).......................          5%        (1%)         0%         5%
Stores open at end of period.....................................        119        134        151        155

                                                                                  FISCAL 1998
                                                                   ------------------------------------------
                                                                     FIRST     SECOND      THIRD     FOURTH
                                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                                   ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT FOR SHARE AND STORE
                                                                                     DATA)
Net sales........................................................  $  55,999  $  48,014  $  82,496  $  97,344
Operating income (loss)..........................................      4,682       (664)    14,619     16,817
Comparable store sales increase..................................          7%         8%        18%        18%
Stores open at end of period.....................................        178        189        203        209

YEAR 2000 COMPLIANCE

    The Year 2000 issue exists because many computer applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may not properly recognize and process the Year 2000, which could cause a system failure or other computer errors, leading to disruptions in normal business processing. During fiscal 1997, we began a program to ensure that our operations would not be adversely impacted by software and other system and equipment failures related to the Year 2000.

    During the second quarter of fiscal 1998, we engaged the services of a consulting firm to help ensure that we had fully assessed the risks associated with the Year 2000 and to assist in the development of a comprehensive implementation plan. In addition, we established a project team to coordinate and address the Year 2000 issue. The Year 2000 project has been divided into four phases: (1) inventory and risk assessment; (2) remediation of non-compliant systems, equipment and suppliers;
(3) implementation and testing; and (4) contingency planning.

    The inventory and risk assessment phase of the Year 2000 project is complete. During this phase, we assessed our information systems hardware and software, equipment containing date-sensitive embedded chips, electronic data interchange and the Year 2000 preparedness of our key suppliers and service providers.

    Our plans call for our critical information systems to be Year 2000 compliant by the end of the second quarter of fiscal 1999. We believe that approximately 65% of our systems are currently Year 2000 compliant. We plan to rely primarily on our existing management information systems staff supplemented by outside consultants to modify, replace and test systems for Year 2000 compliance. During fiscal 1998, we incurred external costs of approximately $0.3 million in connection with our Year 2000 compliance and expect to incur an additional $0.3 million in external costs in fiscal 1999. In addition, we utilized approximately $0.4 million in internal management information systems resources during fiscal 1998 and expect to utilize a similar amount of internal management information systems resources in fiscal 1999. The cost of Year 2000 remediation is not expected to have a material adverse impact on our business in future periods. Contingency plans are being developed to provide uninterrupted management information systems support in the event that we are unable to replace our warehouse management system, point-of-sale system and general ledger systems.

    We have completed our initial assessment of the Year 2000 preparedness of our service providers and key suppliers through written communications, oral communications and visual inspection. Despite these efforts, we cannot assure the timely compliance of these service providers and suppliers and may be adversely affected by a failure of a significant third party to become Year 2000 compliant. Additionally, since we procure most of our merchandise from foreign sources, we are also at risk to the extent foreign suppliers and infrastructures are not properly prepared to handle the Year 2000. Contingency plans are in process to mitigate the risk of dependence on foreign suppliers and distribution channels through an accelerated receipt of merchandise for the spring 2000 selling season. We anticipate that we will incur approximately $0.2 million in additional inventory carrying costs associated with the earlier receipt of this merchandise. We believe that the accelerated receipt of inventory should mitigate the risk of a material failure to receive our merchandise for re-sale.

    Although we are working to minimize any business disruption caused by the Year 2000, we may be adversely impacted by a failure related to the Year 2000. These risks include, but are not limited to, power and communications disruptions, failures of our information technology systems, the inability of a significant supplier or service provider to become Year 2000 compliant and disruptions in the distribution channels including both foreign and domestic ports, customs, and transportation vendors.

    As noted above, we are currently developing our contingency plans which will allow for the continuation of business operations in the event that we or any of our significant suppliers or service providers do not properly address Year 2000 issues. We expect to have a completed plan by the end of the second quarter of fiscal 1999. Where needed, we will modify our contingency plans based on the test results of our information systems hardware and software, the timeliness of replacement system implementations and the ongoing assessment of risk associated with third party suppliers and service providers. The cost of the conversions and the completion dates set forth above are based on management's estimates and may be updated as additional information becomes available.

ITEM 7A.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None.

ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    (See Item 14.)

ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers and directors of The Children's Place:

NAME                                  AGE                                      POSITION
--------------------------------     -----     ------------------------------------------------------------------------
Ezra Dabah......................          45   Chairman of the Board of Directors and Chief Executive Officer
Stanley B. Silver...............          60   President, Chief Operating Officer and Director
Clark Hinkley...................          57   Executive Vice President, Merchandising
Seth L. Udasin..................          42   Vice President, Finance, Chief Financial Officer and Treasurer
Steven Balasiano................          36   Vice President, General Counsel and Secretary
Mario A. Ciampi.................          38   Vice President, Real Estate and Construction
Edward DeMartino................          47   Vice President, Management Information Systems
Robert Finkelstein..............          46   Vice President, Merchandising Planning and Allocation
Nina L. Miner...................          49   Vice President, Trend Development
Charles Messina.................          55   Vice President, Human Resources
Salvatore W. Pepitone...........          51   Vice President, Distribution Center
Mark L. Rose....................          33   Vice President, Sourcing and Production
Susan F. Schiller...............          38   Vice President, Store Operations
Diane M. Timbanard..............          53   Vice President, Design and Product Development
Michael Zahn....................          35   Vice President, General Merchandise Manager
Stanley Silverstein.............          73   Director
John F. Megrue..................          40   Director
David J. Oddi...................          29   Director

    EZRA DABAH has been Chief Executive Officer since 1991 and Chairman of the Board and a Director since purchasing The Children's Place in 1989 with certain members of his family. Mr. Dabah has more than 25 years of apparel merchandising and buying experience. From 1972 to May 1993, Mr. Dabah was a director and an executive officer of The Gitano Group, Inc. and its affiliates (collectively, "Gitano"), a company of which Mr. Dabah and certain members of his family were principal stockholders and which became a public company in 1988. From 1973 until 1983, Mr. Dabah was in charge of product design, merchandising and procurement for Gitano. In 1983, Mr. Dabah founded and became President of a children's apparel importing and manufacturing division for Gitano which later became an incorporated subsidiary, Eva Joia Incorporated, ("E.J. Gitano"). Mr. Dabah is Stanley Silverstein's son-in-law and Nina Miner's brother-in-law.

    STANLEY B. SILVER has been President and Chief Operating Officer since June 1996 and prior to that served as Executive Vice President and Chief Operating Officer since joining The Children's Place in 1991. Mr. Silver has been a Director since July 1996. Before joining The Children's Place in 1991, Mr. Silver held various posts at Grand Met PLC and Mothercare PLC in the United Kingdom and The Limited, Inc. in the United States. Mr. Silver has over 25 years of retailing experience in Europe and the United States and currently serves as Chairman of the Retail Council of New York State.

    CLARK HINKLEY has been Executive Vice President, Merchandising since joining The Children's Place in February 1998. Prior to joining The Children's Place, Mr. Hinkley was the Executive Vice President and Chief Operating Officer of The Talbots, Inc., a position he held since 1993. Mr. Hinkley has over 35 years of retailing experience with over 25 years of senior level management and merchandising experience. Prior to his 10 years with The Talbot's, Inc., Mr. Hinkley was with Dayton Hudson Corporation and its predecessor company, J.L. Hudson, for 24 years.

    SETH L. UDASIN has been Vice President, Finance since 1994 and Chief Financial Officer and Treasurer since 1996. Since joining The Children's Place in 1983, Mr. Udasin has held various other positions, including Controller from 1988 to 1994.

    STEVEN BALASIANO has been Vice President and General Counsel since joining The Children's Place in December 1995 and Secretary since January 1996. Prior to joining The Children's Place, Mr. Balasiano practiced law in the New York offices of the national law firms of Stroock & Stroock & Lavan LLP from 1992 to 1995 and Kelley Drye & Warren from 1987 to 1992.

    MARIO A. CIAMPI has been Vice President, Real Estate and Construction since joining The Children's Place in June 1996. Prior to joining The Children's Place, Mr. Ciampi was a principal of a private consulting firm, specializing in retail and real estate restructuring, from 1991 to 1996, in which capacity he was retained as an outside consultant on the Company's real estate activities since 1991.

    EDWARD DEMARTINO has been Vice President, Management Information Systems since 1991. Mr. DeMartino began his career with The Children's Place in 1981 as a System Development Project Manager and was subsequently promoted to Director--MIS in 1989.

    ROBERT FINKELSTEIN joined The Children's Place in 1989 as Vice President, Merchandise Planning and Allocation. Immediately prior to joining The Children's Place, Mr. Finkelstein was a Director of Distribution for Payless Shoe Stores.

    NINA L. MINER has been Vice President, Trend Development since August 1998, prior to which time she was Vice President, Design and Product Development since joining The Children's Place in 1990. Before joining The Children's Place, Ms. Miner held various management positions at E.J. Gitano. Ms. Miner is Stanley Silverstein's daughter and Ezra Dabah's sister-in-law.

    CHARLES MESSINA has been Vice President, Human Resources since September 1998. From 1996 to 1998, Mr. Messina was President of Basketeer Corp. Prior to joining The Children's Place, Mr. Messina was Vice President Human Resources, International Sourcing and Specialty Retailing at Meldisco/ Melville Corporation from 1992 to 1996.

    SALVATORE W. PEPITONE has been Vice President, Distribution Center since joining The Children's Place in 1991. Prior to joining The Children's Place, Mr. Pepitone was employed in a similar capacity by E.J. Gitano.

    MARK L. ROSE has been Vice President, Sourcing and Production since 1992. Mr. Rose joined The Children's Place in 1990 and was promoted to Senior Product Buyer that year. Prior to joining The Children's Place, Mr. Rose held various positions at Macy's.

    SUSAN F. SCHILLER has been Vice President, Store Operations since 1994. Ms. Schiller began her career with The Children's Place as an Assistant Store Manager in 1985 and subsequently served in various positions, including Director of Store Communications from 1991 to 1993 and Director of Store Operations from 1993 to 1994.

    DIANE M. TIMBANARD has been Vice President, Design and Product Development since August 1998, prior to which time she served as Vice President, Merchandising Manager since joining The Children's Place in 1991. Prior to joining The Children's Place, Ms. Timbanard held various merchandising and management positions, including Vice President of Merchandising for Macy's.

    MICHAEL ZAHN has been Vice President, General Merchandise Manager since September 1998. Prior to joining The Children's Place, Mr. Zahn held various merchandising positions at Ann Taylor from 1995 to 1998. From 1992 to 1995, Mr. Zahn was a merchandiser with Warner Bros. Retail.

    STANLEY SILVERSTEIN has been a Director of The Children's Place since July 1996. Mr. Silverstein also serves as Chairman of the Board of Directors of Nina Footwear, a company he founded with his brother in 1952. Mr. Silverstein is the father of Nina Miner and Ezra Dabah's father-in-law.

    JOHN F. MEGRUE has been a Director of The Children's Place since July 1996. Since 1992, Mr. Megrue has been a Partner of Saunders Karp & Megrue Partners, L.L.C. (or its predecessor), which serves as the general partner of SKM Partners, L.P., which serves as the general partner of the SK Funds and SKM. From 1989 to 1992, Mr. Megrue was a Vice President and Principal at Patricof & Co. and prior thereto he served as a Vice President at C.M. Diker Associates. Mr. Megrue also serves as Vice Chairman of the Board and Director of Dollar Tree Stores, Inc. and Chairman of the Board and Director of Hibbett Sporting Goods, Inc.

    DAVID J. ODDI has been a Director of The Children's Place since April 1997. Mr. Oddi joined SKM as an Associate in 1994 and is currently a Partner of Saunders Karp & Megrue Partners, L.L.C., which serves as the general partner of SKM Partners, L.P., which serves as the general partner of the SK Funds and SKM. Prior to joining SKM, Mr. Oddi served in the Leveraged Finance Group at Salomon Brothers Inc.

    Our Board of Directors is comprised of three classes, each of which serves for three years, with one class being elected each year. The terms of Mr. Dabah and Mr. Megrue will expire at the 1999 Annual Meeting of Stockholders. The term of Mr. Silver will expire at the 2000 Annual Meeting of Stockholders. The terms of Mr. Oddi and Mr. Silverstein will expire at the 2001 Annual Meeting of Stockholders.

    For a description of our stockholders agreement providing for certain voting arrangements relating to the selection of directors, see Item 12--Security Ownership of Certain Beneficial Owners and Management.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities Exchange Commission and the Nasdaq Stock Market. Officers, Directors and greater than ten-percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports they file.

    Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with through February 1, 1999.

ITEM 11.--EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

    The following table summarizes the compensation for fiscal 1998, fiscal 1997 and fiscal 1996 for the Company's Chief Executive Officer and each of its four other most highly compensated executive officers:

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                              ANNUAL         COMPENSATION
                                                         COMPENSATION(1)     -----------   ALL OTHER
                                                       --------------------  SECURITIES   COMPENSATION
                                            FISCAL      SALARY      BONUS    UNDERLYING   ------------
NAME AND PRINCIPAL POSITION                  YEAR         ($)        ($)     OPTIONS (#)      ($)
----------------------------------------  -----------  ---------  ---------  -----------  ------------

Ezra Dabah..............................        1998   $ 538,850  $ 551,500           0   $  24,000(6)
  Chairman of the Board and Chief               1997     528,008    120,648      99,660(2)     4,000(7)
  Executive Officer                             1996     490,403    383,604           0         708(7)

Stanley B. Silver.......................        1998     361,550    300,000           0      15,755(8)
  President and Chief Operating Officer         1997     350,012     63,980           0      15,035(9)
                                                1996     325,778    203,934     249,000(3)  133,980(10)

Clark Hinkley...........................        1998     406,233    240,000     200,000(3)         0
  Executive Vice President,
  Merchandising

Diane M. Timbanard......................        1998     253,075    131,250      25,000(4)     4,000(7)
  Vice President, Design and Product            1997     245,000     27,991           0       4,000(7)
  Development                                   1996     228,846     89,396      99,600(3)       590(7)

Nina L. Miner...........................        1998     210,751    112,476      10,000(5)     3,929(7)
  Vice President, Trend Development             1997     206,000     24,477           0       4,000(7)
                                                1996     191,461     77,957     149,400(3)       456(7)

------------------------

(1) For fiscal 1998 and fiscal 1996, includes bonuses earned in such fiscal year, portions of which were paid in the following fiscal year. For fiscal 1997, bonuses were earned and paid in fiscal 1997. Other annual compensation did not exceed $50,000 or 10% of the total salary and bonus for any of the named executive officers.

(2) Mr. Dabah's options become exercisable at the rate of 20% on or after December 31, 1997 and 20% on or after each of the first, second, third and fourth anniversaries of the date of the grant.

(3) Each of the options granted becomes exercisable at the rate of 20% on or after six months following the date of grant and 20% on or after the first, second, third and fourth anniversaries of the date of grant.

(4) Ms. Timbanard's 1998 option grant becomes exercisable at the rate of 15,000 shares on or after November 1, 1998 with an additional 5,000 shares exercisable on or after June 28, 1999 and the remaining 5,000 shares exercisable on or after June 28, 2000.

(5) Ms. Miner's 1998 option grant becomes exercisable at the rate of 20% on or after September 18, 1999 with an additional 20% exercisable on the first, second, third and fourth anniversaries of September 18, 1999.

(6) Reflects the value (i) of insurance premiums of $20,000 paid by the Company with respect to term life insurance for the benefit of Mr. Dabah, and (ii) Company matching contributions of $4,000 under The Children's Place 401(k) Savings and Investment Plan.

(7) Amounts shown consist of the Company's matching contributions under The Children's Place 401(k) Savings and Investment Plan.

(8) Reflects the value of (i) insurance premiums of $11,755 paid by the Company with respect to term life insurance for the benefit of Mr. Silver, and (ii) Company matching contributions of $4,000 under The Children's Place 401(k) Savings and Investment Plan.

(9) Reflects the value of (i) insurance premiums of $11,035 paid by the Company with respect to term life insurance for the benefit of Mr. Silver, and (ii) Company matching contributions of $4,000 under The Children's Place 401(k) Savings and Investment Plan.

(10) Reflects the value of (i) the purchase for $50,000, of shares of Common Stock valued at approximately $173,600 at the time of purchase, pursuant to an exercise of an option, and (ii) insurance premiums of $10,380 paid by the Company with respect to term life insurance for the benefit of Mr. Silver.

STOCK OPTIONS

    The following table sets forth certain information concerning options granted during fiscal 1998 to Clark Hinkley, Diane Timbanard, and Nina Miner. No options were granted during fiscal 1998 to the other executive officers named in the Summary Compensation Table. To date, of those executive officers named in the Summary Compensation Table, only Nina Miner has exercised options.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                          NUMBER OF                                              ANNUAL RATES OF STOCK
                                          SECURITIES                                             PRICE APPRECIATION FOR
                                          UNDERLYING  % OF TOTAL     EXERCISE                        OPTION TERM(5)
                                           OPTIONS    GRANTED IN       PRICE     EXPIRATION  ------------------------------
NAME                                       GRANTED    FISCAL 1998       (4)         DATE          5%              10%
----------------------------------------  ---------  -------------  -----------  ----------  -------------  ---------------
Clark Hinkley...........................    200,000(1)        21.5%  $    7.31       2/2/08  $  919,758.39  $  2,330,848.35
Diane Timbanard.........................     25,000(2)         2.7%  $    9.75     10/21/08     153,293.07       388,474.72
Nina Miner..............................     10,000(3)         1.1%  $    9.75     10/21/08      61,317.23       155,389.89

------------------------

(1) Mr. Hinkley's 1998 option grant becomes exercisable at the rate of 20% on or after six months following the date of grant and 20% on or after each of the first, second, third and fourth anniversaries of the date of grant.

(2) Ms. Timbanard's 1998 option grant becomes exercisable at the rate of 15,000 shares on or after November 1, 1998 with an additional 5,000 shares exercisable on or after June 28, 1999 and the remaining 5,000 shares exercisable on or after June 28, 2000.

(3) Ms. Miner's 1998 option grant becomes exercisable at the rate of 20% on or after September 18, 1999 with an additional 20% exercisable on the first, second, third and fourth anniversaries of September 18, 1999.

(4) The exercise price was fixed at the date of the grant and was equal to the fair market value per share of Common Stock on such date in accordance with the 1997 Plan.

(5) In accordance with the rules of the Securities and Exchange Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and do not reflect the Company's estimates or projections of future Common Stock prices. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holders' continued employment through the option period, and the date on which the options are exercised.

    The following table sets forth certain information with respect to stock options exercised by the named executive officers during fiscal 1998, including the aggregate value of gains on the date of the exercise. In addition, the table sets forth the number of shares covered by stock options as of fiscal year end, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the year-end market price of the shares subject to such option at fiscal year end. None of the named executives hold stock appreciation rights (SARs).

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                               SHARES                     UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                              ACQUIRED                      OPTIONS AT 1/31/99               AT 1/31/99(1)
                                 ON          VALUE      --------------------------  --------------------------------
NAME                          EXERCISE      REALIZED    EXERCISABLE  UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
---------------------------  -----------  ------------  -----------  -------------  ---------------  ---------------
Ezra Dabah.................        None        --           39,864         54,796   $    517,235.40  $    775,853.10
Stanley B. Silver..........        None        --           49,400         99,600      3,839,281.20     2,559,520.80
Diane M. Timbanard.........        None        --           74,760         49,840      1,815,087.48     1,210,058.32
Nina L. Miner..............       1,000   $  24,010.50      88,640         70,760      2,277,870.72     1,747,660.48
Clark Hinkley..............        None        --           80,000        120,000      1,685,000.00     2,527,500.00

------------------------

(1) The market value of the Company's stock at the close of business on January 29, 1999 was $28.375.

EMPLOYMENT AGREEMENTS

    The Children's Place is a party to employment agreements with Ezra Dabah, Stanley Silver and Clark Hinkley.

EZRA DABAH

    Mr. Dabah's employment agreement (the "Dabah Agreement") provides that he will serve as Chairman and Chief Executive Officer of The Children's Place from June 27, 1996 for successive three year periods, subject to termination in accordance with the termination provisions of the Dabah Agreement. Mr. Dabah's current salary is $575,000 per year, subject to annual review. Mr. Dabah is also entitled to receive a semi-annual bonus in an amount equal to the product of (x) 50% of his semi-annual base salary multiplied by (y) a pre-determined bonus percentage fixed by the Board of Directors for any stated six-month period of not less than 20% nor more than 200%, based on our performance during such six-month period. The Dabah Agreement also provides for certain insurance and other benefits to be maintained and paid by The Children's Place.

    The Dabah Agreement provides that if Mr. Dabah's employment is terminated by The Children's Place without cause or for disability, or by Mr. Dabah for good reason or following a change in control (as each such term is defined in the Dabah Agreement), we will be required to pay Mr. Dabah three times his base salary then in effect, which amount will be payable within 30 days following his termination. Mr. Dabah also will be entitled to receive any accrued but unpaid bonus compensation and all outstanding stock options under our stock option plans will immediately vest. If Mr. Dabah's employment is terminated for any of the above reasons, we also will be required, with certain exceptions, to continue to maintain life insurance, medical benefits and other benefits for Mr. Dabah for three years. The Dabah Agreement also provides that Mr. Dabah will not, with certain exceptions, engage or be engaged in a competing business for a period of five years following termination of his employment.

STANLEY B. SILVER

    Mr. Silver's employment agreement (the "Silver Agreement") provides that he will serve as President and Chief Operating Officer of The Children's Place from June 27, 1996, and that such service shall continue unless terminated in accordance with the termination provisions of the Silver Agreement. Mr. Silver's current salary is $400,000 per year, subject to annual review. Mr. Silver also is entitled to receive a semi-annual bonus in an amount equal to the product of
(x) 40% of his semi-annual base salary multiplied by (y) a pre-determined bonus percentage fixed by the Board of Directors for any stated six-month period of not less than 20% nor more than 200%, based on our performance during such six-month period. The Silver Agreement also provides for certain insurance and other benefits to be maintained and paid by The Children's Place.

    The Silver Agreement provides that if Mr. Silver's employment is terminated by us without cause (as such term is defined in the Silver Agreement), we will be required to pay Mr. Silver an amount equal to his base salary then in effect for two years, which amount is payable in equal monthly installments over a two year period following his termination. Mr. Silver will also be entitled to receive any accrued but unpaid bonus compensation and we will be required, with certain exceptions, to continue to maintain life insurance, medical benefits and other benefits for Mr. Silver for two years. If Mr. Silver's employment is terminated without cause following a change in control, all outstanding stock options issued to Mr. Silver under our stock option plans shall immediately vest. The Silver Agreement also provides that Mr. Silver will not, with certain exceptions, engage or be engaged in a competing business for a period of two years following termination of his employment.

CLARK HINKLEY

    Mr. Hinkley's employment agreement (the "Hinkley Agreement") provides that he will serve as Executive Vice President, Merchandising of The Children's Place from February 2, 1998, and that such service shall continue unless terminated in accordance with the termination provisions of the Hinkley Agreement. Mr. Hinkley's current salary is $430,000 per year, subject to annual review. Mr. Hinkley also is entitled to receive a semi-annual bonus in an amount equal to the product of (x) 30% of his semi-annual base salary multiplied by (y) a pre-determined bonus percentage fixed by the Board of Directors for any stated six-month period of not more than 200%, based on our performance during such six-month period. For the first two years of Mr. Hinkley's employment, Mr. Hinkley is guaranteed 50% of the target bonus payout. The Hinkley Agreement also provides for certain insurance and other benefits to be maintained and paid by The Children's Place.

    The Hinkley Agreement provides that if Mr. Hinkley's employment is terminated by us without cause (as such term is defined in the Hinkley Agreement), we will be required to pay Mr. Hinkley an amount equal to his base salary then in effect for one year, which amount is payable in equal monthly installments over a one year period following his termination. Mr. Hinkley will also be entitled to receive any accrued but unpaid bonus compensation and we will be required, with certain exceptions, to continue to maintain life insurance, medical benefits and other benefits for Mr. Hinkley for one year. The Hinkley Agreement also provides that Mr. Hinkley will not, with certain exceptions, engage or be engaged in a competing business for a period of two years following termination of his employment.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

COMPENSATION POLICY

    The Company's employee compensation policy in general is to offer a package including a competitive salary, an incentive bonus based upon performance goals, competitive benefits, and an efficient workplace environment. The Company also encourages broad-based employee ownership of the Company's Common Stock through the Employee Stock Purchase Plan and by granting stock options to employees at many levels within the Company.

    The Compensation Committee of the Board of Directors reviews and approves individual officer salaries, bonus plan and financial performance goals, and stock option grants. The Compensation Committee also reviews guidelines for compensation, bonus, and stock option grants for non-officer employees.

    Key personnel of the Company are paid salaries in line with their responsibilities. These salaries are structured to be competitive with salaries paid by a peer group consisting of similar companies in the retail apparel industry. Executives participate in the Company's Management Incentive Program, which offers cash incentives based on the Company's performance. Under the Company's 1996 and 1997 Stock Option Plans, and at the discretion of the Board of Directors, the Company also grants executive officers stock options. The Company's performance and return on equity are of vital importance to the executive officers due to these equity holdings and cash incentives. Benefits extended to the executive officers vary by recipient and may include disability and life insurance, and participation in the Company's 401(k) Savings and Investment Plan. Salaries for executive officers are adjusted based on individual job performance and the Company's performance and, in certain cases, changes in the individual's responsibilities.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

    The Compensation Committee reviews and approves the compensation of Ezra Dabah, the Company's Chief Executive Officer. Pursuant to Mr. Dabah's Employment Agreement and based on the Company's performance in the preceding fiscal year, Mr. Dabah's base salary for the fiscal year ended January 30, 1999 was $538,850, an increase of 2.1% from the prior year. In addition, Mr. Dabah is entitled to receive a bonus based on the Company's earnings. Mr. Dabah's performance bonus for the fiscal year ended January 30, 1999 was $551,500.

    DEDUCTIBILITY OF COMPENSATION

    Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to executive officers. The Compensation Committee believes that the Company will be able to continue to manage its executive compensation program to preserve federal income tax deductions.

                                          Submitted by the Compensation
                                          Committee
                                          Ezra Dabah       John F. Megrue

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Members of the Compensation Committee from September 17, 1997 through the end of the fiscal year ended January 30, 1999 were Messrs. Dabah and Megrue. Mr. Dabah is the Chief Executive Officer and Chairman of the Board of Directors of the Company, and has entered into certain related transactions with the Company as disclosed below. Mr. Megrue is a general partner of SKM Partners, L.P., which serves as the general partner of SKM, which has entered into an advisory agreement with the Company, as disclosed below.

PERFORMANCE GRAPH

    The following graph compares the cumulative stockholder return on the Company's common stock with the return on the Total Return Index for the Nasdaq Stock Market and the Nasdaq Retail Trade Stocks. The graph assumes that $100 was invested on the date of the Company's initial public offering, September 18, 1997.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

              THE CHILDREN'S PLACE RETAIL STORES, INC. -
                                "PLCE"                          NASDAQ STOCK MARKET (US)          NASDAQ RETAIL TRADE STOCKS
09/18/1997                                         100.000                           100.000                             100.000
01/30/1998                                          52.236                            97.255                              96.957
01/29/1999                                         202.679                           152.131                             118.460

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides information at February 15, 1999, with respect to ownership of Common Stock by (1) each beneficial owner of five percent or more of our Common Stock known to us, (2) each director of The Children's Place and nominee for director, (3) each of our five most highly compensated executive officers in fiscal 1998, (4) all directors and executive officers as a group. For the purpose of computing the percentage of the shares of Common Stock owned by each person or group listed in this table, any shares not outstanding which are subject to options or warrants exercisable within 60 days after February 15, 1999 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                                                           SHARES
                                                                        BENEFICIALLY    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                                       OWNED       OF CLASS
----------------------------------------------------------------------  ------------  -----------
The SK Equity Fund, L.P. (1) (2)......................................     7,566,553       30.3%
SK Investment Fund, L.P. (1) (2)......................................     7,566,553       30.3%
John F. Megrue (1) (2) (3)............................................     7,568,553       30.3%
Allan W. Karp (1) (2) (4).............................................     7,568,553       30.3%
Thomas A. Saunders III (1) (2)........................................     7,566,553       30.3%
David J. Oddi (1) (5).................................................         3,000           *
Ezra Dabah (6) (7)....................................................     8,480,244       33.9%
Stanley B. Silver (6) (8).............................................       653,400        2.6%
Stanley Silverstein (6) (9)...........................................     6,199,360       24.8%
Clark Hinkley (6) (10)................................................        80,000           *
Diane M. Timbanard (6) (10)...........................................        74,760           *
Nina L. Miner (6) (11)................................................        96,140           *
All Directors and Executive Officers as a Group (18 persons) (10).....    18,608,249       71.6%

------------------------

*   Less than 1%

(1) The address of this person is Two Greenwich Plaza, Suite 100, Greenwich CT 06830.

(2) Includes (i) 7,458,445 shares owned by The SK Equity Fund, L.P., and (ii) 108,108 shares owned by SK Investment Fund, L.P. SKM Partners, L.P. is the general partner of each of the SK Funds. Messrs. Karp, Megrue and Saunders are Partners of Saunders Karp & Megrue Partners, L.L.C., which is the general partner of SKM Partners, L.P., and therefore may be deemed to have beneficial ownership of the shares shown as being owned by the SK Funds. Messrs. Karp, Megrue and Saunders disclaim beneficial ownership of such shares, except to the extent that any of them has a limited partnership interest in SK Investment Fund, L.P.

(3) Includes 2,000 shares purchased by Mr. Megrue.

(4) Includes 2,000 shares purchased by Mr. Karp.

(5) Includes 3,000 shares purchased by Mr. Oddi and does not include shares owned by The SK Equity Fund, L.P. or SK Investment Fund, L.P. Mr. Oddi is a Partner of Saunders Karp & Megrue Partners, L.L.C., which is the general partner of SKM Partners, L.P., which serves as the general partner of the SK Funds and SKM and has a limited partnership interest in SK Investment Fund, L.P.

(6) The address of this person is c/o The Children's Place Retail Stores, Inc., One Dodge Drive, West Caldwell, New Jersey 07006.

(7) Includes (i) 5,221,680 shares held by trusts or custodial accounts for the benefit of Mr. Dabah's children and certain other family members, of which Mr. Dabah or his wife is a trustee or custodian and as to which Mr. Dabah or his wife, as the case may be, has voting control, and as to which shares Mr. Dabah disclaims beneficial ownership, (ii) 37,600 shares held by Mr. Dabah's wife, and (iii) 39,864 shares subject to options exercisable within 60 days after February 15, 1999. Does not include (i) 1,048,480 shares beneficially owned by Stanley Silverstein, Mr. Dabah's father-in-law, (ii) a total of 1,745,300 shares beneficially owned by other members of Mr. Dabah's family,
    (iii) 88,640 shares issuable upon exercise of outstanding stock options exercisable within

    60 days after February 15, 1999, which are beneficially owned by Nina Miner, Mr. Dabah's sister-in-law, (iv) 1,000 shares owned by Ms. Miner and (v) 6,500 shares owned by Ms. Miner's husband.

(8) Includes 149,400 shares issuable upon exercise of outstanding stock options exercisable within 60 days of February 15, 1999.

(9) Includes 5,150,880 shares held by trusts for the benefit of Mr. Silverstein's children and grandchildren, of which Mr. Silverstein's wife is a trustee, and as to which Mrs. Silverstein has voting control, and as to which shares Mr. Silverstein disclaims beneficial ownership. Does not include (i) 3,181,100 shares beneficially owned by Ezra Dabah, Mr. Silverstein's son-in-law, or Mr. Dabah's wife, (ii) 39,864 shares issuable upon exercise of outstanding stock options exercisable within 60 days after February 15, 1999, which are beneficially owned by Mr. Dabah, (iii) 88,640 shares issuable upon exercise of outstanding stock options exercisable within 60 days after February 15, 1999, which are beneficially owned by Nina Miner, Mr. Silverstein's daughter, (iv) 1,000 shares owned by Ms. Miner and
    (v) 6,500 shares owned by Ms. Miner's husband.

(10) Reflects shares issuable upon exercise of outstanding stock options exercisable within 60 days of February 15, 1999.

(11) Includes 6,500 shares purchased by Ms. Miner's husband, as to which Ms. Miner disclaims beneficial ownership and 88,640 shares issuable upon exercise of outstanding stock options exercisable within 60 days of February 15, 1999.

    As of February 15, 1999, Ezra Dabah and certain members of his family beneficially own 11,370,164 shares of our Common Stock, constituting approximately 45.3% of the outstanding Common Stock. The SK Funds own 7,566,553 shares or approximately 30.3% of the outstanding Common Stock. Pursuant to the Stockholders Agreement described below, the SK Funds and certain other stockholders, who own in the aggregate a majority of the outstanding Common Stock, have agreed to vote for the election of two nominees of the SK Funds and three nominees of Ezra Dabah to our Board of Directors. As a result, the SK Funds and Ezra Dabah are able to control the election of our directors. In addition, if the SK Funds and Mr. Dabah were to vote together, they would be able to determine the outcome of any matter submitted to a vote of our stockholders for approval.

STOCKHOLDERS AGREEMENT

    The Children's Place and certain of our stockholders, who currently own in the aggregate a majority of the Common Stock, are parties to a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement places certain limitations upon the transfer in privately negotiated transactions of shares of Common Stock beneficially owned by Ezra Dabah, Stanley Silver and the SK Funds. In addition, the Stockholders Agreement provides that (1) so long as Ezra Dabah, together with members of his family, beneficially owns shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include three directors nominated by Ezra Dabah and (2) so long as the SK Funds beneficially own shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include two directors nominated by the SK Funds. Should the number of directors comprising the Board of Directors be increased, nominees for the remaining director positions will be designated by our Board of Directors. Pursuant to the Stockholders Agreement, Ezra Dabah, Stanley Silver and Stanley Silverstein were designated as director nominees by Mr. Dabah and were elected to the Board of Directors, and John Megrue and David Oddi were designated as director nominees by the SK Funds and were elected to the Board of Directors.

    The Stockholders Agreement provides that we will not, without the affirmative vote of at least one director nominated by the SK Funds, engage in specified types of transactions with certain of our affiliates (not including the SK Funds), take action to amend our ByLaws or Certificate of Incorporation or increase or decrease the size of the entire Board of Directors. The Stockholders Agreement also provides that certain specified types of corporate transactions and major corporate actions will require the approval of at least two-thirds of the members of the Board of Directors.

    Under the terms of the Stockholders Agreement, the rights of any party thereunder will terminate at the time that such party's Common Stock constitutes less than 25% of the shares of Common Stock owned by such party on the date of the Stockholders Agreement. All the provisions of the Stockholders Agreement will terminate when no party to the Stockholders Agreement beneficially owns shares representing at least 25% of the outstanding Common Stock owned by such party on the date of the Stockholders Agreement.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SKM FINANCIAL ADVISORY SERVICES

    In 1996, the Company entered into a management agreement with SKM which provides for the payment of an annual fee of $150,000, payable quarterly in advance, in exchange for certain financial advisory services. This management agreement remains in effect until SKM or any of its affiliates' total ownership of the Company's Common Stock is less than 10% on a fully diluted basis. Pursuant to the management agreement, the Company incurred fees and expenses of approximately $93,000, $153,000 and $151,000 during fiscal 1996, fiscal 1997 and fiscal 1998, respectively.

STOCKHOLDERS AGREEMENT

    For a description of our stockholders agreement see Item 12--Security Ownership of Certain Beneficial Owners and Management.

MERCHANDISE FOR RE-SALE

    During fiscal 1998, the Company purchased approximately $290,000 in bath products from HBA Technologies, LLC. Haim Dabah, Ezra Dabah's brother, is the majority owner of HBA Technologies, LLC.

    During fiscal 1999, the Company placed orders for approximately $60,000 in footwear from Nina Footwear Corporation. Stanley Silverstein, a member of the Company's Board of Directors and Ezra Dabah's father-in-law, owns Nina Footwear Corporation with his brother.

    In the opinion of the Company, the transactions with HBA Technologies, LLC and Nina Footwear Corporation were on terms no less favorable than could have been obtained from an unaffiliated third party.

                                    PART IV

ITEM 14.--EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS

    The following documents are filed as part of this report:

    Report of Independent Public Accountants
    Consolidated Balance Sheets as of January 31, 1998 and January 30, 1999 Consolidated Statements of Income for each of the three fiscal years in the period ended
    January 30, 1999
    Consolidated Statements of Changes in Stockholders' Equity for the three fiscal years in the period ended January 30, 1999
    Consolidated Statements of Cash Flows for the three fiscal years in the period ended January 30, 1999
    Notes to Consolidated Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE FISCAL YEARS ENDED
            FEBRUARY 1, 1997, JANUARY 31, 1998 AND JANUARY 30, 1999
                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                                                                                                                PAGE:
                                                                                                                -----
Report of Independent Public Accountants...................................................................

Consolidated Balance Sheets................................................................................

Consolidated Statements of Income..........................................................................

Consolidated Statements of Changes in Stockholders' Equity.................................................

Consolidated Statements of Cash Flows......................................................................

Notes to Consolidated Financial Statements.................................................................

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Children's Place Retail Stores, Inc.:

    We have audited the accompanying consolidated balance sheets of The Children's Place Retail Stores, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of January 31, 1998 and January 30, 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Children's Place Retail Stores, Inc. and subsidiaries as of January 31, 1998 and January 30, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

New York, New York
February 22, 1999

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          JANUARY 31,  JANUARY 30,
                                                                                             1998         1999
                                                                                          -----------  -----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.............................................................   $     887    $  16,370
  Accounts receivable...................................................................       1,904        2,742
  Inventories...........................................................................      20,334       35,339
  Prepaid expenses and other current assets.............................................       4,612        5,622
  Deferred income taxes.................................................................      10,653        2,447
                                                                                          -----------  -----------
    Total current assets................................................................      38,390       62,520

Property and equipment:
  Leasehold improvements................................................................      27,226       34,261
  Store fixtures and equipment..........................................................      16,219       23,825
  Construction in progress..............................................................       1,464        3,517
                                                                                          -----------  -----------
                                                                                              44,909       61,603
  Less accumulated depreciation and amortization........................................     (12,788)     (19,299)
                                                                                          -----------  -----------
    Property and equipment, net.........................................................      32,121       42,304
Deferred income taxes...................................................................       8,244        5,144
Other assets............................................................................         598          793
                                                                                          -----------  -----------
    Total assets........................................................................   $  79,353    $ 110,761
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
  Revolving credit facility.............................................................   $   1,089    $       0
  Accounts payable......................................................................       9,471       13,345
  Accrued expenses, interest and other current liabilities..............................       7,592       13,644
                                                                                          -----------  -----------
    Total current liabilities...........................................................      18,152       26,989
Other long-term liabilities.............................................................       2,734        3,165
                                                                                          -----------  -----------
    Total liabilities...................................................................      20,886       30,154
                                                                                          -----------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value...........................................................       2,462        2,497
Additional paid-in capital..............................................................      82,589       84,032
Accumulated deficit.....................................................................     (26,584)      (5,922)
                                                                                          -----------  -----------
    Total stockholders' equity..........................................................      58,467       80,607
                                                                                          -----------  -----------
    Total liabilities and stockholders' equity..........................................   $  79,353    $ 110,761
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       FISCAL YEAR ENDED
                                                                             -------------------------------------
                                                                             FEBRUARY 1,  JANUARY 31,  JANUARY 30,
                                                                                1997         1998         1999
                                                                             -----------  -----------  -----------
Net sales..................................................................   $ 143,838    $ 192,557    $ 283,853
Cost of sales..............................................................      90,071      123,556      166,449
                                                                             -----------  -----------  -----------

Gross profit...............................................................      53,767       69,001      117,404
Selling, general and administrative expenses...............................      35,966       46,451       70,313
Pre-opening costs..........................................................         982        2,127        3,030
Depreciation and amortization..............................................       4,017        5,958        8,607
                                                                             -----------  -----------  -----------

Operating income...........................................................      12,802       14,465       35,454
Interest expense, net......................................................       2,884        2,647          324
Other expense, net.........................................................         396          139          110
                                                                             -----------  -----------  -----------

Income before income taxes and extraordinary item..........................       9,522       11,679       35,020
Provision (benefit) for income taxes.......................................     (20,919)       4,695       14,358
                                                                             -----------  -----------  -----------
Income before extraordinary item...........................................      30,441        6,984       20,662
Extraordinary loss on extinguishment of debt, net..........................           0        1,743            0
                                                                             -----------  -----------  -----------
Net income.................................................................   $  30,441    $   5,241    $  20,662
                                                                             -----------  -----------  -----------

Basic income per common share before extraordinary item....................                $    0.32    $    0.83
Extraordinary item.........................................................                    (0.08)        0.00
                                                                                          -----------  -----------
Basic net income per common share..........................................                $    0.24    $    0.83
                                                                                          -----------  -----------
                                                                                          -----------  -----------

Basic weighted average common shares outstanding...........................                   21,821       24,788

Diluted income per common share before extraordinary item..................                $    0.29    $    0.80
Extraordinary item.........................................................                    (0.07)        0.00
                                                                                          -----------  -----------
Diluted net income per common share........................................                $    0.22    $    0.80
                                                                                          -----------  -----------
                                                                                          -----------  -----------

Diluted weighted average common shares outstanding.........................                   24,358       25,909

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1997, JANUARY 31, 1998 AND JANUARY 30,
                                      1999
                                 (IN THOUSANDS)

                                                                                      SERIES A                  SERIES B
                              PREFERRED STOCK              COMMON STOCK             COMMON STOCK              COMMON STOCK
                         --------------------------  ------------------------  ----------------------  --------------------------
                           SHARES        AMOUNT        SHARES       AMOUNT      SHARES      AMOUNT       SHARES        AMOUNT
                         -----------  -------------  -----------  -----------  ---------  -----------  -----------  -------------
BALANCE, February 3,
  1996.................          10     $      10           137    $      14           0   $       0            0     $       0
Surrendered preferred
  stock................         (10)          (10)            0            0           0           0            0             0
Exercise of stock
  options..............           0             0             3            0           0           0            0             0
Issuance of warrants...           0             0             0            0           0           0            0             0
Conversion of common
  stock to Series A
  Common Stock.........           0             0          (140)         (14)     16,800       1,680            0             0
Issuance of Series B
  Common Stock, net of
  transaction costs....           0             0             0            0           0           0           47             5
Redemption of Series A
  Common Stock.........           0             0             0            0      (4,039)       (404)           0             0
Net income.............           0             0             0            0           0           0            0             0
                                 --                                                                            --            --
                                              ---    -----------  -----------  ---------  -----------
BALANCE, February 1,
  1997.................           0             0             0            0      12,761       1,276           47             5
Return of funds toward
  common stock
  subscription.........           0             0             0            0           0           0            0             0
Series B Common Stock
  conversion...........           0             0             0            0       7,660         766          (47)           (5)
Series A Common Stock
  conversion...........           0             0        20,421        2,042     (20,421)     (2,042)           0             0
Issuance of Common
  Stock................           0             0         4,000          400           0           0            0             0
Transaction fees.......           0             0             0            0           0           0            0             0
Redemption of
  Noteholder Warrant...           0             0             0            0           0           0            0             0
Redemption of two-
  thirds of Legg Mason
  Warrant..............           0             0             0            0           0           0            0             0
Exercise of one-third
  of Legg Mason
  Warrant..............           0             0           201           20           0           0            0             0
Net income.............           0             0             0            0           0           0            0             0
                                 --                                                                            --            --
                                              ---    -----------  -----------  ---------  -----------
BALANCE, January 31,
  1998.................           0             0        24,622        2,462           0           0            0             0
Exercise of stock
  options and employee
  stock purchases......           0             0           351           35           0           0            0             0
Net income.............           0             0             0            0           0           0            0             0
                                 --                                                                            --            --
                                              ---    -----------  -----------  ---------  -----------
BALANCE, January 30,
  1999.................           0     $       0        24,973    $   2,497           0   $       0            0     $       0
                                 --                                                                            --            --
                                 --                                                                            --            --
                                              ---    -----------  -----------  ---------  -----------
                                              ---    -----------  -----------  ---------  -----------


                         ADDITIONAL                        TREASURY STOCK             TOTAL
                           PAID-IN     ACCUMULATED   --------------------------   STOCKHOLDERS'
                           CAPITAL       DEFICIT        SHARES        AMOUNT          EQUITY
                         -----------  -------------  -------------  -----------  ----------------
BALANCE, February 3,
  1996.................   $  50,557     $ (62,266)            (3)    $     (50)     $  (11,735)
Surrendered preferred
  stock................          10             0              0             0               0
Exercise of stock
  options..............         123             0              3            50             173
Issuance of warrants...       1,501             0              0             0           1,501
Conversion of common
  stock to Series A
  Common Stock.........      (1,666)            0              0             0               0
Issuance of Series B
  Common Stock, net of
  transaction costs....      18,758             0              0             0          18,763
Redemption of Series A
  Common Stock.........     (11,441)            0              0             0         (11,845)
Net income.............           0        30,441              0             0          30,441
                                                               -
                         -----------  -------------                        ---        --------
BALANCE, February 1,
  1997.................      57,842       (31,825)             0             0          27,298
Return of funds toward
  common stock
  subscription.........        (488)            0              0             0            (488)
Series B Common Stock
  conversion...........        (761)            0              0             0               0
Series A Common Stock
  conversion...........           0             0              0             0               0
Issuance of Common
  Stock................      51,680             0              0             0          52,080
Transaction fees.......      (1,350)            0              0             0          (1,350)
Redemption of
  Noteholder Warrant...     (20,605)            0              0             0         (20,605)
Redemption of two-
  thirds of Legg Mason
  Warrant..............      (4,269)            0              0             0          (4,269)
Exercise of one-third
  of Legg Mason
  Warrant..............         540             0              0             0             560
Net income.............           0         5,241              0             0           5,241
                                                               -
                         -----------  -------------                        ---        --------
BALANCE, January 31,
  1998.................      82,589       (26,584)             0             0          58,467
Exercise of stock
  options and employee
  stock purchases......       1,443             0              0             0           1,478
Net income.............           0        20,662              0             0          20,662
                                                               -
                         -----------  -------------                        ---        --------
BALANCE, January 30,
  1999.................   $  84,032     $  (5,922)             0     $       0      $   80,607
                                                               -
                                                               -
                         -----------  -------------                        ---        --------
                         -----------  -------------                        ---        --------

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                    FISCAL YEAR ENDED
                                                                                          -------------------------------------
                                                                                          FEBRUARY 1,  JANUARY 31,  JANUARY 30,
                                                                                             1997         1998         1999
                                                                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................................................   $  30,441    $   5,241    $  20,662
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.........................................................       4,017        5,958        8,607
  Deferred financing fee amortization...................................................         359          405           25
  Loss on disposals of property and equipment...........................................           0          164          803
  Extraordinary loss....................................................................           0        1,743            0
  Deferred taxes........................................................................     (21,263)       4,205       11,959
Changes in operating assets and liabilities:
  Accounts receivable...................................................................        (249)      (1,014)        (838)
  Inventories...........................................................................      (1,812)      (5,909)     (15,005)
  Prepaid expenses and other current assets.............................................        (814)      (1,449)      (1,010)
  Other assets..........................................................................        (128)        (445)        (519)
  Accounts payable......................................................................      (4,536)       1,149        3,874
  Accrued expenses, interest and other..................................................       2,045        1,299        6,401
  Payment of restructuring charges......................................................        (214)           0            0
                                                                                          -----------  -----------  -----------
    Total adjustments...................................................................     (22,595)       6,106       14,297
                                                                                          -----------  -----------  -----------
Net cash provided by operating activities...............................................       7,846       11,347       34,959
                                                                                          -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases........................................................      (8,492)     (17,183)     (19,841)
                                                                                          -----------  -----------  -----------
Net cash used in investing activities...................................................      (8,492)     (17,183)     (19,841)
                                                                                          -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of Common Stock..............................................           0       50,730            0
Repurchase of Noteholder and Legg Mason Warrants........................................           0      (25,757)           0
Borrowings under revolving credit facility..............................................     141,907      193,210      143,155
Repayments under revolving credit facility..............................................    (150,596)    (192,121)    (144,244)
Proceeds from issuance of long-term debt................................................      20,000            0            0
Repayment of long-term debt.............................................................     (12,821)     (21,360)           0
Payment of obligations under capital leases.............................................        (690)        (838)         (24)
Return of funds toward common stock subscription........................................           0         (488)           0
Redemption of Series A Common Stock.....................................................     (11,845)           0            0
Net proceeds from sale of Series B Common Stock.........................................      18,763            0            0
Exercise of stock options and employee stock purchases..................................         173            0        1,478
Deferred financing costs................................................................      (1,392)         (75)           0
                                                                                          -----------  -----------  -----------
    Net cash provided by financing activities...........................................       3,499        3,301          365
                                                                                          -----------  -----------  -----------
    Net increase (decrease) in cash and cash equivalents................................       2,853       (2,535)      15,483
    Cash and cash equivalents, beginning of period......................................         569        3,422          887
                                                                                          -----------  -----------  -----------
Cash and cash equivalents, end of period................................................   $   3,422    $     887    $  16,370
                                                                                          -----------  -----------  -----------
                                                                                          -----------  -----------  -----------

OTHER CASH FLOW INFORMATION:
Cash paid during the year for interest..................................................   $   2,369    $   2,551    $     439
Cash paid during the year for income taxes..............................................          70          607        2,085

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    The Company is a specialty retailer of apparel and accessories for children from newborn to twelve years of age. The Company designs, sources and markets its products under "The Children's Place" brand name for sale exclusively in its stores. As of January 30, 1999, the Company operated 209 stores in 26 states, located primarily in regional shopping malls in the eastern half of the United States.

FISCAL YEAR

    The Company's fiscal year is a 52-week or 53-week period ending on the Saturday nearest to January 31. The results for fiscal 1996, 1997 and 1998 represent the 52-week periods ended February 1, 1997, January 31, 1998 and January 30, 1999, respectively.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses reported during the period. Actual results could differ from the estimates made by and assumptions used by management.

CONSOLIDATION

    The consolidated financial statements include the accounts of The Children's Place Retail Stores, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to current year presentation.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

    Inventories, which consist primarily of finished goods, are stated at the lower of average cost or market.

COST OF SALES

    In addition to the cost of inventory sold, the Company includes its buying, distribution and occupancy expenses in its cost of sales.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, except for store fixtures and equipment under capital leases which are recorded at the present value of the future lease payments as of lease inception. Property and equipment is depreciated on a straight-line basis based upon their estimated useful lives,

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) which range from three to ten years. Amortization of property and equipment under capital leases and leasehold improvements is computed on a straight-line basis over the term of the lease or the estimated useful life, whichever is shorter.

DEFERRED FINANCING COSTS

    The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are amortized over the term of the indebtedness. As of January 30, 1999, unamortized deferred financing costs represent the cost of acquiring the Company's working capital revolving credit facility and were approximately $75,000, net of accumulated amortization of $38,000. See Note 2--Initial Public Offering for a discussion of the write-off of unamortized deferred financing costs in conjunction with the Company's initial public offering.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

    The Company continually evaluates the carrying value and the economic useful lives of its long-lived assets based on the Company's operating performance and the expected undiscounted future net cash flows and adjusts the carrying value of assets which may not be recoverable. The Company does not believe that any impairment exists as of January 30, 1999 in the recoverability of its long-lived assets.

PRE-OPENING COSTS

    Store pre-opening costs, which consist primarily of payroll, supply and marketing expenses, are expensed as incurred.

ADVERTISING COSTS

    The Company expenses the cost of advertising over the period when the advertising is run or displayed. Included in selling, general and administrative expenses for fiscal 1996, 1997 and 1998 are advertising costs of $1,706,000, $2,004,000 and $3,526,000 respectively.

RESTRUCTURING

    The payment of restructuring costs included in the statement of cash flows for fiscal 1996 reflects the payments of restructuring charges which were recorded by the Company prior to fiscal 1994. These payments represented the resolution of lease and vendor payment agreements.

INCOME TAXES

    The Company computes income taxes using the liability method. This standard requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between financial statement and income tax basis of assets and liabilities. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes and various accruals and reserves being deductible for future tax periods.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheets, for which it is practicable to estimate fair value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices for the same or similar financial instruments.

    As cash and cash equivalents, accounts receivable and payable, and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.

ACCOUNTING FOR STOCK BASED COMPENSATION

    The Company accounts for its 1996 Stock Option Plan (the "1996 Plan"), its 1997 Stock Option Plan (the "1997 Plan") and its Employee Stock Purchase Plan (the "ESPP") under the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Refer to Note 10--Stock Option and Purchase Plans for pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

NET INCOME PER COMMON SHARE

    The Company reports its earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"), which requires the presentation of both basic and diluted earnings per share on the statements of income. The Company adopted SFAS 128 during fiscal 1997. During fiscal 1996, the Company was not publicly traded and due to the significant change in capital structure resulting from the Private Placement (as discussed in Note 3--1996 Private Placement), earnings per share for that year is not presented due to a lack of comparability.

    Basic income per common share for fiscal 1997 was calculated by dividing net income by the basic weighted average common shares outstanding as if the Stock Split, the Series B Conversion and the Reclassification (as discussed in Note 2--Initial Public Offering), occurred on the first day of fiscal 1997.

    Diluted income per common share for fiscal 1997 was calculated by dividing net income by the diluted weighted average common shares and common share equivalents outstanding as if the Stock Split, the Series B Conversion and the Reclassification occurred on the first day of fiscal 1997. For fiscal 1997, common share equivalents included the Noteholder Warrant and Legg Mason Warrant (each as discussed in Note 2--Initial Public Offering) prior to their exercise and management options to purchase common stock under the 1996 Plan and the 1997 Plan calculated using the treasury stock method at an assumed public offering price of $14.00 prior to the initial public offering and, after the initial public offering, at the average market price in accordance with SFAS 128.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In accordance with SFAS 128, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

                                                                    FOR THE FISCAL YEAR ENDED
                                                                    --------------------------
                                                                    JANUARY 31,   JANUARY 30,
                                                                        1998          1999
                                                                    ------------  ------------
Net income (in thousands).........................................  $      5,241  $     20,662
                                                                    ------------  ------------
                                                                    ------------  ------------

Basic weighted average common shares..............................    21,821,160    24,787,698
Dilutive effect of stock options..................................     2,536,495     1,120,901
                                                                    ------------  ------------
Diluted weighted average common shares............................    24,357,655    25,908,599
                                                                    ------------  ------------

Antidilutive options..............................................       183,753       223,807

    Antidilutive options consist of the weighted average of stock options for the respective periods ended January 31, 1998 and January 30, 1999 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

DERIVATIVE INSTRUMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with early adoption permitted. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

2. INITIAL PUBLIC OFFERING

    On September 18, 1997, the Company sold 4,000,000 shares of Common Stock at $14.00 per share in an initial public offering (the "Offering") pursuant to a registration statement filed on Form S-1 (No. 333-31535) with the Securities and Exchange Commission and in its prospectus dated September 18, 1997 (the "Prospectus"). The Company used the net proceeds of $50.7 million, after deducting the underwriters' discount of $3.9 million and transaction expenses of $1.4 million, from this Offering to (i) pay the principal amount of, and accrued interest on, the Senior Subordinated Notes held by Nomura Holding America Inc., (the "Noteholder") of $20.6 million, (ii) repurchase a warrant held by the Noteholder (the "Noteholder Warrant"), for $20.6 million, (iii) repurchase two-thirds of a warrant held by Legg Mason Wood Walker, Incorporated (the "Legg Mason Warrant") for $5.2 million, and (iv) reduce borrowings outstanding under the Company's working capital revolving credit facility (the "Foothill Credit Facility") with the remainder of the net proceeds. The Senior Subordinated Notes, the Noteholder Warrant and the Legg Mason Warrant were issued in conjunction with a 1996 recapitalization of the Company (as discussed in Note 3--1996 Private Placement).

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

2. INITIAL PUBLIC OFFERING (CONTINUED)
    The Senior Subordinated Notes were prepaid without a prepayment premium since concurrent with the prepayment the Noteholder was afforded the opportunity to sell its Noteholder Warrant. The Company has had no long-term debt other than obligations under capital leases as a result of the Offering.

    As a result of the repayment of the Senior Subordinated Notes, the Company incurred a non-cash, extraordinary charge to earnings during the third quarter of Fiscal 1997 of $1.7 million, resulting from the write-off of unamortized deferred financing costs of $1.4 million and unamortized debt discount of $1.5 million, net of a $1.2 million tax benefit.

    The repurchase price of the Noteholder Warrant and two-thirds of the Legg Mason Warrant was equal to the initial public offering price of $14.00 per share, less the per share underwriting discount and exercise price of $2.677 per warrant, multiplied by the number of shares covered by the warrant (or portion thereof) being repurchased. The repurchase in cash of the Noteholder Warrant and two-thirds of the Legg Mason Warrant was accounted for as a reduction of additional paid-in capital. The repurchase in cash of two-thirds of the Legg Mason Warrant was recorded net of deferred tax benefits of $0.9 million.

    Concurrent with the Offering, the Company effected a 120-for-one stock split of the Series A Common Stock (the "Stock Split"), and converted all outstanding shares of the Series B Common Stock into 7,659,889 shares of Series A Common Stock (the "Series B Conversion") and redesignated the Series A Common Stock as Common Stock ("the Reclassification"). The Company also issued 201,414 shares of Common Stock upon the cashless exercise of one-third of the Legg Mason Warrant. The cashless exercise of one-third of the Legg Mason Warrant was recorded net of deferred tax benefits of $0.6 million.

    At the time of the Offering, the Company also amended and restated its certificate of incorporation and bylaws in order to, among other things, (i) effect the Stock Split, the Series B Conversion and the Reclassification, (ii) authorize 100,000,000 shares of Common Stock, $0.10 par value per share, (iii) authorize 1,000,000 shares of Preferred Stock, $1.00 par value per share, and
(iv) provide for certain anti-takeover provisions. The Company also entered into an amended and restated stockholders agreement with all of its existing stockholders. In addition, the Company adopted the 1997 Plan and the ESPP.

3. 1996 PRIVATE PLACEMENT

    During fiscal 1996, the Company employed the services of Legg Mason Wood Walker, Incorporated ("Legg Mason") to assist, as its placement agent, in the recapitalization of the Company. As a result, pursuant to a note and warrant purchase agreement dated June 28, 1996 (the "Note and Warrant Purchase Agreement") between the Company and Nomura Holding America Inc., the Company sold, for a purchase price of $20 million, the Company's 12% Senior Subordinated Notes due 2002 (the "Senior Subordinated Notes") in the principal amount of $20 million, together with a Noteholder Warrant representing the right to purchase 1,992,252 shares of Common Stock at an exercise price of $2.677 per share. This warrant was valued for financial reporting purposes by an independent appraisal firm at approximately $1.9 million. This amount was accounted for as a credit to additional paid-in capital, net of income tax effect of $0.8 million, and a discount to the Senior Subordinated

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

3. 1996 PRIVATE PLACEMENT (CONTINUED)
Notes, and was being amortized over the six year term of the Senior Subordinated Notes. The Company also paid the Noteholder funding and structuring fees in the aggregate amount of $0.3 million.

    Concurrent with the sale of the Senior Subordinated Notes, Legg Mason assisted the Company in its sale of its newly issued Series B Common Stock to two funds managed by Saunders Karp & Megrue L.P. ("SKM"). The aggregate proceeds from the sale of the Series B Common Stock were approximately $20.5 million, before deducting transaction costs of approximately $1.7 million.

    Net proceeds from the sale of the Senior Subordinated Notes and the issuance of the Series B Common Stock (collectively, the "1996 Private Placement"), were used to (i) redeem certain outstanding shares of Common Stock ($11.8 million),
(ii) repay certain indebtedness and related interest ($13.5 million), (iii) pay transaction costs ($3.1 million), (iv) reduce borrowings under the Company's revolving credit facility and (v) for other general corporate purposes.

    In conjunction with the 1996 Private Placement, Legg Mason received $1.6 million in cash fees and a warrant to purchase 747,096 shares of Common Stock at an exercise price of $2.677 per share (the "Legg Mason Warrant"). This warrant was valued for financial reporting purposes by an independent appraisal firm at approximately $0.7 million. An amount equal to 49.4% of the value of the warrant, determined on the basis of gross proceeds from the 1996 Private Placement, was attributable to the placement of the Senior Subordinated Notes. This amount was credited to additional paid-in capital and capitalized as deferred financing costs in other assets, and was amortized over the term of the Senior Subordinated Notes.

    As discussed in Note 2--Initial Public Offering, the Company paid the principal and accrued interest on its Senior Subordinated Notes and repurchased in cash the Noteholder Warrant and two-thirds of the Legg Mason Warrant with a portion of the net proceeds of the Offering. In addition, the Company issued 201,414 shares of Common Stock upon the cashless exercise of the remaining one-third of the Legg Mason Warrant and also effected the Series B Conversion of the stock issued to SKM.

4. SHORT-TERM BORROWINGS

THE FOOTHILL CREDIT FACILITY

    The Company has a working capital revolving credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill Capital"). The Foothill Credit Facility provides for up to $30 million in borrowings which includes a sublimit of up to $20 million in letters of credit. The Foothill Credit Facility expires in July 2000 and provides for one year automatic renewal options. The Company had $1.1 million outstanding under the Foothill Credit Facility as of January 31, 1998 and had no outstanding borrowings as of January 30, 1999. Letters of credit outstanding as of January 31, 1998 and January 30, 1999 were $5.7 million and $10.6 million, respectively. Availability as of January 31, 1998 and January 30, 1999 was $15.8 million and $19.3 million, respectively.

    The availability of borrowings under the Foothill Credit Facility are determined as an amount equal to the sum of (i) 90% of eligible accounts receivable, (ii) 30% of the selling price of eligible inventory (not to exceed 65% of the cost of eligible inventory) and (iii) 30% of the retail selling price of inventory to be acquired pursuant to the outstanding letters of credit not to exceed the lower of (a) the face value of the outstanding letters of credit or
(b) 65% of the cost of inventory to be acquired

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

4. SHORT-TERM BORROWINGS (CONTINUED)
pursuant to the outstanding letters of credit. The Company's obligations under the Foothill Credit Facility are secured by a first priority security interest on the Company's present and future assets.

    The Foothill Credit Facility also contains certain financial covenants, including, among others, the maintenance of minimum levels of tangible net worth, working capital and current ratios and imposes certain limitations on the Company's annual capital expenditures, as defined in the Foothill Credit Facility, as well as a prohibition on the payment of dividends. As of January 30, 1999, the Company was in compliance with all of its covenants under the Foothill Credit Facility. Noncompliance with these covenants could result in additional fees or could affect the availability of the facility. To provide greater financial flexibility, the Company has requested an increase in its credit line under the Foothill Credit Facility and amendments to the financial covenants contained in the Foothill Credit Facility.

    Amounts outstanding under the Foothill Credit Facility bear interest at a floating rate equal to the prime rate or, at the Company's option, the 30-day LIBOR Rate plus a pre-determined spread. As of January 31, 1998 and January 30, 1999, the interest rate charged under the Foothill Credit Facility was 8.50% and 7.75%, respectively. In addition, the Company was also required to pay an anniversary fee of $100,000 and $75,000 during fiscal 1997 and fiscal 1998, respectively.

    Borrowing activity under the Foothill Credit Facility was as follows (dollars in thousands):

                                                                        FOR THE FISCAL YEAR
                                                                               ENDED
                                                                      ------------------------
                                                                      JANUARY 31,  JANUARY 30,
                                                                         1998         1999
                                                                      -----------  -----------
Weighted average balances outstanding...............................   $   5,266    $   4,744
Weighted average interest rate......................................        9.40%        7.50%
Maximum balance outstanding.........................................   $  16,440    $  15,994

5. ACCRUED EXPENSES, INTEREST AND OTHER CURRENT LIABILITIES

    Accrued expenses, interest and other current liabilities is comprised of the following (dollars in thousands):

                                                                      JANUARY 31,  JANUARY 30,
                                                                         1998         1999
                                                                      -----------  -----------
Accrued salaries and benefits.......................................   $   2,034    $   3,999
Accrued real estate expenses........................................       1,317        1,845
Accrued professional fees...........................................         787        1,293
Customer liabilities................................................         836        1,497
Income taxes payable................................................         186          941
Accrued taxes other than income.....................................         358          793
Accrued capital expenditures........................................         855          309
Other accrued expenses..............................................       1,219        2,967
                                                                      -----------  -----------
  Accrued expenses, interest and other current liabilities..........   $   7,592    $  13,644
                                                                      -----------  -----------
                                                                      -----------  -----------

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

6. COMMITMENTS AND CONTINGENCIES

    The Company leases all of its stores and distribution facilities, and certain office equipment, store fixtures and automobiles, under leases expiring at various dates through 2011. Certain leases include options to renew. The leases require fixed minimum annual rental payments plus, under the terms of certain leases, additional payments for taxes, other expenses and additional rent based upon sales.

    Rent expense is as follows (dollars in thousands):

                                                                   FISCAL YEAR ENDED
                                                         -------------------------------------
                                                         FEBRUARY 1,  JANUARY 31,  JANUARY 30,
                                                            1997         1998         1999
                                                         -----------  -----------  -----------
Store and distribution facility rent:
  Minimum rentals......................................   $  11,221    $  16,037    $  23,022
  Additional rent based upon sales.....................         195          242          351
                                                         -----------  -----------  -----------
    Total rent expense.................................   $  11,416    $  16,279    $  23,373
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

    Future minimum annual lease payments under the Company's operating leases with initial or remaining terms of one year or more, at January 30, 1999, are as follows (dollars in thousands):

                                                                                    OPERATING
                                                                                      LEASES
                                                                                    ----------
Fiscal year--
1999..............................................................................  $   31,457
2000..............................................................................      32,612
2001..............................................................................      30,150
2002..............................................................................      29,717
2003..............................................................................      28,051
Thereafter........................................................................     115,352
                                                                                    ----------
Total minimum lease payments......................................................  $  267,339
                                                                                    ----------
                                                                                    ----------

7. LITIGATION

STOCKHOLDER LITIGATION

    On October 16, 1997, Stephen Brosious and Rudy Pallastrone, who allegedly purchased shares of the Company's common stock in an initial public offering in September 1997 (the "IPO"), filed a lawsuit against the Company, several of the Company's directors and officers, and the underwriters of the IPO (the "Defendants") in the United States District Court of the District of New Jersey (the "Court"). The named plaintiffs purport to maintain a class action on behalf of all persons, other than the Defendants, who purchased the Company's common stock issued in connection with the IPO on or about September 19, 1997 through October 13, 1997. The complaint alleges that the Defendants violated federal securities laws by making materially false or misleading statements and/or omissions in connection with the IPO. The plaintiffs seek monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. Since October 16, 1997, 15 additional putative class actions making substantially similar allegations and seeking substantially similar relief have been filed against some or all of the Defendants. On or about January 13, 1998, the 16 putative class actions were consolidated in the Court and on February 26, 1998, the plaintiffs served and filed their amended

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

7. LITIGATION (CONTINUED)
consolidated complaint. On April 16, 1998, the Defendants moved to dismiss the complaint. On September 4, 1998, the Court entered an order granting the motion to dismiss in part and denying in part. The Court also dismissed the case against the underwriters without prejudice. On October 5, 1998, the plaintiffs filed an amended complaint against the Defendants including the underwriters. The Company filed its answer to the amended complaint on October 26, 1998. The parties have commenced discovery.

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

    The Company believes that the allegations made in the complaints described above are untrue and totally without merit and intends to defend them vigorously. The Company does not believe that any ultimate liability arising out of the actions described above will have a material adverse effect on its business; however the Company can give no assurance as to the ultimate resolution of the proceedings or the amount to be paid, if any, in the disposition of the actions.

OTHER LITIGATION

    The Company is also involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings, will not have a material adverse effect on the Company's financial position or results of operations.

8. INCOME TAXES

    Components of the Company's provision (benefit) for income taxes consisted of the following (dollars in thousands):

                                                                   FISCAL YEAR ENDED
                                                         -------------------------------------
                                                         FEBRUARY 1,  JANUARY 31,  JANUARY 30,
                                                            1997         1998         1999
                                                         -----------  -----------  -----------
Current--
  Federal..............................................   $     244    $     158    $     799
  State................................................         100          332        1,600
Deferred--
  Federal..............................................         859        3,679       10,209
  State................................................         249          526        1,750
  Valuation allowance..................................     (22,371)           0            0
                                                         -----------  -----------  -----------
  Provision (benefit) for income taxes.................   $ (20,919)   $   4,695    $  14,358
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

8. INCOME TAXES (CONTINUED)
    The deferred portion of the tax provision for the fiscal year ended January 31, 1998 excludes (i) a tax benefit of $1.2 million recorded against the extraordinary charge to earnings resulting from the write-off of deferred financing costs and unamortized debt discount (see Note 2-Initial Public Offering), and (ii) a tax benefit of $1.4 million resulting from the repurchase and exercise of the Legg Mason Warrant recorded as paid-in capital.

    A reconciliation between the calculated tax provision (benefit) on income based on the statutory rates in effect and the effective tax rate follows (dollars in thousands):

                                                                   FISCAL YEAR ENDED
                                                         -------------------------------------
                                                         FEBRUARY 1,  JANUARY 31,  JANUARY 30,
                                                            1997         1998         1999
                                                         -----------  -----------  -----------
Calculated income tax provision........................   $   3,333    $   4,088    $  12,257
Reversal of valuation allowance........................     (21,042)           0            0
Utilization of operating loss carryforwards............      (3,540)           0            0
State income taxes, net of federal benefit.............         259          583        2,101
Nondeductible expenses.................................          24           30         (160)
Other..................................................          47           (6)         160
                                                         -----------  -----------  -----------
Tax provision (benefit) as shown on the statements of
  income...............................................   $ (20,919)   $   4,695    $  14,358
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

    Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes as measured by tax laws.

    Temporary differences and net operating loss carryforwards which give rise to deferred tax assets and liabilities are as follows (dollars in thousands):

                                                               JANUARY 31,
                                                                  1998        JANUARY 30, 1999
                                                             ---------------  -----------------
Current--
  Uniform inventory capitalization.........................     $     247         $     832
  Inventory................................................           166               941
  Expenses not currently deductible........................           360               638
  Net operating loss carryforwards.........................         9,880                36
                                                                  -------            ------
    Total current..........................................     $  10,653             2,447
                                                                  -------            ------
Noncurrent--
  Depreciation.............................................         1,496             2,424
  Deferred rent............................................         1,093             1,458
  Net operating loss carryforwards.........................         5,230                 0
  Alternative minimum tax credit...........................           425             1,262
                                                                  -------            ------
    Total noncurrent.......................................         8,244         $   5,144
                                                                  -------            ------
    Total deferred tax asset...............................     $  18,897         $   7,591
                                                                  -------            ------
                                                                  -------            ------

    As a result of the Company's improved operating results during the second half of fiscal 1996, the Company reversed its valuation allowance of $21.0 million, as it was deemed to be more likely than not

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

8. INCOME TAXES (CONTINUED)
that the deferred tax assets would be utilized. Accordingly, the Company's net income for fiscal 1997 and fiscal 1998 required the calculation of a tax provision based on statutory rates in effect.

    Until the NOLs are fully utilized or expire, the majority of the 1998 tax provision will not be paid in cash, but will reduce the deferred tax asset on the balance sheet. However, the Company expects to make cash tax payments of approximately $2.3 million for its fiscal 1998 taxes related to payments of federal Alternative Minimum Tax ("AMT"), state minimum taxes and state taxes where the Company is not in an NOL status. The Company expects to utilize its remaining NOL carryforwards during fiscal 1999. The amount and availability of these NOLs are subject to review by the Internal Revenue Service.

9. STOCKHOLDERS' EQUITY

    The Company's stockholders' equity is comprised of the following (dollars in thousands):

                                                                  JANUARY 31,    JANUARY 30,
                                                                     1998           1999
                                                                 -------------  -------------
Common stock:
  Authorized number of shares, $0.10 per value.................    100,000,000    100,000,000
  Issued and outstanding number of shares......................     24,622,103     24,972,901
Preferred stock:
  Authorized number of shares..................................      1,000,000      1,000,000
  Issued and outstanding number of shares......................              0              0

10. STOCK OPTION AND PURCHASE PLANS

    STOCK OPTION PLANS

    Effective February 1, 1997, the Company adopted the provisions of SFAS 123 in accounting for its stock option plans, which are described below. Accordingly, no compensation expense has been recognized for stock-based compensation, since the options granted were at prices that equaled or exceeded their estimated fair market value at the date of grant. If compensation expense for the Company's stock options issued in fiscal 1996, 1997 and 1998 had been determined based on the fair value method of accounting, the Company's net income would have been reduced to the pro forma amounts indicated below for the three fiscal years in the period ended January 30, 1999:

                                                               FISCAL YEAR ENDED
                                                   ------------------------------------------
                                                    FEBRUARY 1,   JANUARY 31,    JANUARY 30,
                                                       1997           1998          1999
                                                   -------------  ------------  -------------
Net income--
  As reported....................................  $  30,441,000  $  5,241,000  $  20,662,000
  Pro forma......................................  $  30,210,000  $  4,385,000  $  19,042,000
Pro forma diluted net income per share--
  As reported....................................                 $       0.22  $        0.80
  Pro forma......................................                 $       0.18  $        0.73

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

10. STOCK OPTION AND PURCHASE PLANS (CONTINUED)
    The fair value of issued stock options were estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

                                        FEBRUARY 1,        JANUARY 31,        JANUARY 30,
                                           1997               1998               1999
                                     -----------------  -----------------  -----------------
Dividend yield.....................                 0%                 0%                 0%
Volatility factor..................                 0%             36.56%             45.00%
Weighted average risk-free interest
  rate.............................              6.46%              6.02%              5.17%
Expected life of options...........            5 years            5 years            5 years
Weighted average fair value on
  grant date.......................  $  0.74 per share  $  5.82 per share  $  3.52 per share

    On June 28, 1996, the Company approved the adoption of the 1996 Plan, which authorized the granting of incentive stock options and nonqualified stock options to key employees of the Company. The 1996 Plan provided for the granting of options with respect to 1,743,240 shares of Common Stock. On September 17, 1997, the Company approved adoption of the 1997 Plan, which also authorizes the granting of incentive stock options and nonqualified stock options to key employees of the Company with respect to an additional 1,000,000 shares of Common Stock. As of January 30, 1999, there were no shares available for grant under the 1996 Plan and 215,240 shares available for grant under the 1997 Plan.

    Both the 1996 Plan and the 1997 Plan are administered by the Board of Directors. Options granted under the 1996 Plan and the 1997 Plan have exercise prices established by the Board of Directors provided that the exercise price of incentive stock options may not be less than the fair market value of the underlying shares at the date of grant. The 1996 Plan and the 1997 Plan also contain certain provisions that require the exercise price of incentive stock options granted to stockholders owning greater than 10% of the Company be at least 110% of the fair market value of the underlying shares.

    The Company issued options to key employees in fiscal 1996 in conjunction with the 1996 Private Placement and in fiscal 1997 in conjunction with the Offering. During fiscal 1998, the 931,500 options granted were comprised of (i) 363,700 options that were canceled and re-granted on March 26, 1998, (ii) 290,000 options that were granted to officers hired during fiscal 1998, (iii) 135,000 options that were granted to existing officers and (iv) 142,800 options that were granted to newly hired or existing key employees. The Board of Directors authorized the cancellation and re-granting of certain options, which were originally granted in conjunction with the Offering under the 1996 Plan and the 1997 Plan, from an exercise price of $14.00 to the average market price on March 27, 1998 of $8.70 per share. The cancellation and re-granting re-established these options as an incentive to improve the overall performance of the Company. Options granted to officers were not repriced.

    The options granted in conjunction with the 1996 Private Placement vest at 20% six months from the date of grant and 20% on each of the first, second, third and fourth anniversaries of the date of the grant. The options granted in conjunction with the Offering vest 20% on December 31, 1997 and 20% on each of the first, second, third and fourth anniversaries of the date of the grant. The options canceled and re-granted during fiscal 1998 will vest in accordance with their original vesting schedule. Unless otherwise specified by the Board of Directors, options granted during fiscal 1998 vest at 20% on

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

10. STOCK OPTION AND PURCHASE PLANS (CONTINUED) the anniversaries of the Offering and 20% on the first, second, third and fourth anniversaries of the Offering.

    Changes in common shares under option for the three fiscal years in the period ended January 31, 1999 are summarized below:

                                              FEBRUARY 1,                    JANUARY 31,                    JANUARY 30,
                                                  1997                           1998                           1999
                                     ------------------------------  ----------------------------  ------------------------------
                                                 WEIGHTED AVERAGE               WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                      SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE
                                     ---------  -------------------  ---------  -----------------  ---------  -------------------
Beginning of year..................          0              --       1,444,080      $    2.68      1,981,120       $    5.82
Granted............................  1,444,080       $    2.68         551,260          14.25        931,500(1)           9.66
Exercised..........................          0              --               0             --       (339,294)           3.41
Canceled...........................          0              --         (14,220)         14.00       (387,620 (1)          13.73
                                     ---------           -----       ---------         ------      ---------           -----
End of year........................  1,444,080       $    2.68       1,981,120      $    5.82      2,185,706       $    6.43
                                     ---------           -----       ---------         ------      ---------           -----
                                     ---------           -----       ---------         ------      ---------           -----
Exercisable at end of year.........    288,816       $    2.68         684,576      $    4.49        793,378       $    4.85

------------------------------

(1) Includes 363,700 options that were canceled and re-granted on March 26, 1998.

    The following table summarizes information regarding options outstanding at January 30, 1999:

                              OPTIONS OUTSTANDING
--------------------------------------------------------------------------------          OPTIONS EXERCISABLE
             OUTSTANDING AT                                                       ------------------------------------
 EXERCISE      JANUARY 30,      WEIGHTED AVERAGE REMAINING     WEIGHTED AVERAGE    EXERCISABLE AT    WEIGHTED AVERAGE
 PRICES(1)        1999               CONTRACTUAL LIFE           EXERCISE PRICE    JANUARY 30, 1999    EXERCISE PRICE
-----------  ---------------  -------------------------------  -----------------  -----------------  -----------------
$      2.68     1,145,916                      7.4                 $    2.68            568,284          $    2.68
$7.31-10.69       806,530                      9.3                      8.71            157,230               8.44
$14.00-19.06      183,660                      8.7                     15.12             67,864              14.82
$23.06-27.13       50,900                      9.9                     24.31                  0                 --
                                                --
             ---------------                                          ------            -------             ------
$2.68-27.13     2,187,006                      8.3                 $    6.45            793,378          $    4.85

------------------------------

(1) Exercise prices reflect the actual range of exercise prices at 150% increments.

STOCK PURCHASE PLANS

    On September 17, 1997, the Company approved the adoption of the ESPP, which authorized up to 360,000 shares of Common Stock for employee purchase through payroll deductions at 85% of fair market value. All employees of the Company, who have completed at least 90 days of employment and attained 21 years of age, are eligible to participate, except for employees who own Common Stock or options on such common stock which represents 5% or more of the Company. During fiscal 1997 and fiscal 1998, there were 0 shares and 11,504 shares issued under the ESPP.

11. SAVINGS AND INVESTMENT PLAN

    The Company has adopted The Children's Place 401(k) Savings and Investment Plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is a defined contribution plan established to provide retirement benefits for all employees who have completed one year of service with the Company and attained 21 years of age.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

11. SAVINGS AND INVESTMENT PLAN (CONTINUED)
    The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan's trustees. The Company did not exercise its discretionary contribution option during calendar 1996. In January 1997, the 401(k) Plan was amended whereby the Company will match the lesser of 50% of the participant's contribution or 2.5% of the participant's compensation. During fiscal 1997 and fiscal 1998, the Company's matching contributions to the 401(k) Plan were approximately $247,000 and $300,000, respectively.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table summarizes the quarterly financial data for the periods indicated (dollars in thousands, except for per share amounts):

                                                                            FISCAL YEAR ENDED JANUARY 31, 1998
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                        ---------  ---------  ---------  ---------
Net sales.............................................................  $  39,203  $  33,534  $  54,489  $  65,331
Gross profit..........................................................     13,944      9,785     21,408     23,864
Net income (loss).....................................................      1,011     (1,744)     1,754(1)     4,220
Basic net income (loss) per common share..............................  $    0.05  $   (0.09) $    0.08  $    0.17
Diluted net income (loss) per common share............................  $    0.04  $   (0.07) $    0.07  $    0.17

                                                                            FISCAL YEAR ENDED JANUARY 30, 1999
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                        ---------  ---------  ---------  ---------
Net sales.............................................................  $  55,999  $  48,014  $  82,496  $  97,344
Gross profit..........................................................     21,915     15,489     36,126     43,874
Net income (loss).....................................................      2,742       (511)     8,485      9,946
Basic net income (loss) per common share..............................  $    0.11  $   (0.02) $    0.34  $    0.40
Diluted net income (loss) per common share............................  $    0.11  $   (0.02) $    0.33  $    0.38

------------------------

(1) Includes an extraordinary loss on the extinguishment of debt of $1,743. (see
    Note 2--Initial Public Offering).

13. RELATED PARTY TRANSACTIONS

SKM FINANCIAL ADVISORY SERVICES

    In 1996, the Company entered into a management agreement with SKM which provides for the payment of an annual fee of $150,000, payable quarterly in advance, in exchange for certain financial advisory services. This management agreement remains in effect until SKM or any of its affiliates' total ownership of the Company's Common Stock is less than 10% on a fully diluted basis. Pursuant to the management agreement, the Company incurred fees and expenses of approximately $93,000, $153,000 and $151,000 during fiscal 1996, fiscal 1997 and fiscal 1998, respectively.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

13. RELATED PARTY TRANSACTIONS (CONTINUED)
STOCKHOLDERS AGREEMENT

    The Company and certain of its stockholders, who as of February 15, 1999 own in the aggregate a majority of the Common Stock, are parties to a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement places certain limitations upon the transfer, in privately negotiated transactions, of shares of Common Stock beneficially owned by Ezra Dabah, Stanley Silver and the SK Funds. In addition, the Stockholders Agreement provides that (1) so long as Ezra Dabah, together with members of his family, beneficially owns shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include three directors nominated by Ezra Dabah and (2) so long as the SK Funds beneficially own shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include two directors nominated by the SK Funds. Should the number of directors comprising the Board of Directors be increased, nominees for the remaining director positions will be designated by the Board of Directors.

    The Stockholders Agreement provides that so long as the SK Funds beneficially own shares representing at least 25% of the outstanding Common Stock, will not, without the affirmative vote of at least one director nominated by the SK Funds, engage in specified types of transactions with certain of our affiliates (not including the SK Funds), take action to amend the ByLaws or Certificate of Incorporation or increase or decrease the size of the entire Board of Directors. The Stockholders Agreement also provides that certain specified types of corporate transactions and major corporate actions will require the approval of at least two-thirds of the members of the Board of Directors.

    Under the terms of the Stockholders Agreement, the rights of any party thereunder will terminate at the time that such party's Common Stock constitutes less than 25% of the shares of Common Stock owned by such party on the date of the Stockholders Agreement. All the provisions of the Stockholders Agreement will terminate when no party to the Stockholders Agreement beneficially owns shares representing at least 25% of the outstanding Common Stock owned by such party on the date of the Stockholders Agreement.

MERCHANDISE FOR RE-SALE

    During fiscal 1998, the Company purchased approximately $290,000 in bath products from HBA Technologies, LLC. Haim Dabah, Ezra Dabah's brother, is the majority owner of HBA Technologies, LLC.

    During fiscal 1999, the Company placed orders for approximately $60,000 in footwear from Nina Footwear Corporation. Stanley Silverstein, a member of the Company's Board of Directors and Ezra Dabah's father-in-law, owns Nina Footwear Corporation with his brother.

    In the opinion of the Company, the transactions with HBA Technologies, LLC and Nina Footwear Corporation were on terms no less favorable than could have been obtained from an unaffiliated third party.

(A)(2) FINANCIAL STATEMENT SCHEDULES

    Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3) EXHIBITS

3.1*        Amended and Restated Certificate of Incorporation of the Company.

3.2*        Amended and Restated ByLaws of the Company.

4.1*        Form of Certificate for Common Stock of the Company.

9.1*        Amended and Restated Stockholders Agreement, dated as of September18, 1997.

10.1*       1996 Stock Option Plan of The Children's Place Retail Stores, Inc.

10.2*       1997 Stock Option Plan of The Children's Place Retail Stores, Inc.

10.3*       The Children's Place Retail Stores, Inc. 401 (k) Plan.

10.4*       Form of The Children's Place Retail Stores, Inc. Employee Stock Purchase Plan.

10.5*       The Children's Place Retail Stores, Inc. Management Incentive Plan.

10.6*       Amended and Restated Loan and Security Agreement dated as of July 31, 1997, between the Company and Foothill Capital Corporation.

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

10.14*      Letter Agreement as to severance pay, dated January 22, 1991, between the
            Company and Diane M. Timbanard.

10.17*      Buying Agency Agreement dated September 17, 1996 between the Company and KS Best
            International.

10.18*      Advisory Agreement dated June 28, 1996 between the Company and Saunders Karp &
            Megrue, L.P.

10.19**     Amendment as of October 27, 1997 to Merchant Services Agreement dated December
            12, 1994 between the Company and Hurley State Bank.

10.20***    Employment Agreement dated as of January 30, 1998 between the Company and Clark
            Hinkley.

10.21****   Service Agreement, between the Company and AST StockPlan, Inc., dated June 8,
            1998.

10.22*****  Lease for a distribution center and corporate headquarters facility between the
            Company and Hartz Mountain Associates, dated June 30, 1998.

10.23*****  Software Purchase and license agreement between the Company and Trimax Inc., dated August 14, 1998.

10.24*****  Sales agreement between the Company and Mannesmann Dematic Rapistan Corporation,
            dated August 21, 1998.

10.25****** Amendment to a lease for a distribution center and corporate headquarters facility between the Company and Hartz Mountain Associates, dated November 20,
            1998.

10.26       Second Amendment effective as of September 1, 1998 to the Merchant Services
            Agreement dated December 12, 1994 between the Company and Hurley State Bank, as amended as of October 27, 1997.

10.27       Letter dated as of December 22, 1998 regarding extension of Lease Agreement between the Company and Suburban Mall V Associates.

10.28       Security Agreement--Stock Pledge dated January 31, 1999 between the Company and
            Foothill Capital Corporation.

10.29       Amendment Number One dated as of February 22, 1999 to Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation.

27.1        Financial Data Schedule.

* Incorporated by reference to the registrant's Registration Statement on Form S-1 (No. 333-31535). Exhibit numbers arc identical to the exhibit numbers incorporated by reference to such registration statement.

** Incorporated by reference to the registrant's quarterly report on Form 10-Q for the period ended November 1, 1997. Exhibit 10.19 was filed previously as Exhibit 10.1 in such quarterly report.

*** Incorporated by reference to the registrant's annual report on Form 10-K for the fiscal year ended January 31, 1998. Exhibit 10.20 was filed previously as Exhibit 10.21 in such annual report.

**** Incorporated by reference to the registrant's quarterly report on Form 10-Q for the period ended May 2, 1998. Exhibit 10.21 was filed previously as Exhibit 10.1 in such quarterly report.

***** Incorporated by reference to the registrant's quarterly report on Form 10-Q for the period ended August 1, 1998. Exhibit 10.22 was filed previously as Exhibit 10.2, Exhibit 10.23 was filed previously as August 1, 1998. Exhibit 10.24 was filed previously as 10.4 in such quarterly report.

****** Incorporated by reference to registrant's quarterly report on Form 10-Q for the period ended October 31, 1998. Exhibit 10.25 was filed previously as Exhibit 10.5 in such quarterly report.

(B) REPORTS ON FORM 8-K

    No reports were filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE CHILDREN'S PLACE RETAIL STORES, INC.

                                By:                /s/ EZRA DABAH
                                     -----------------------------------------
                                                     Ezra Dabah
                                             Chairman of the Board and
                                              Chief Executive Officer
                                                 February 24, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
        /s/ EZRA DABAH
------------------------------                                February 24, 1999
          Ezra Dabah            Chairman of the Board of
                                  Directors and Chief
                                  Executive Officer
                                  (Principal Executive
                                  Officer)

    /s/ STANLEY B. SILVER
------------------------------  President, Chief Operating    February 24, 1999
      Stanley B. Silver           Officer and Director

      /s/ SETH L. UDASIN
------------------------------                                February 24, 1999
        Seth L. Udasin          Vice President and Chief
                                  Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

                                Director
------------------------------                                February   , 1999
     Stanley Silverstein

       /s/ JOHN MEGRUE          Director
------------------------------                                February 24, 1999
         John Megrue

      /s/ DAVID J. ODDI         Director
------------------------------                                February 24, 1999
        David J. Oddi