Form 10-Q
period 1999-05-01
CHILDRENS PLACE RETAIL STORES INC
filed 1999-06-15
CIK 1041859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 1, 1999

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

      Common Stock, par value $0.10 per share, outstanding at June 7, 1999:
25,204,543 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                        FOR THE PERIOD ENDED MAY 1, 1999

                                TABLE OF CONTENTS

                         Part I - Financial Information
Item 1.  Financial Statements:                                            Page
                                                                          ----

         Consolidated Balance Sheets.....................................   1

         Consolidated Statements of Income...............................   2

         Consolidated Statements of Cash Flows...........................   3

         Consolidated Notes to Financial Statements......................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................   6

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.....  10

                           Part II - Other Information

Item 1.  Legal Proceedings...............................................  11

Item 6.  Exhibits and Reports on Form 8-K ...............................  12

Signatures...............................................................  13

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                     May 1, 1999    January 30, 1999
                                                                                     -----------    ----------------
                                     ASSETS                                          (unaudited)
Current assets:
    Cash and cash equivalents .....................................................    $  26,015            $  16,370
    Accounts receivable ...........................................................        4,910                2,742
    Inventories ...................................................................       28,187               35,339
    Prepaid expenses and other current assets .....................................        7,570                5,622
    Deferred income taxes .........................................................        2,814                2,447
                                                                                       ---------            ---------
       Total current assets .......................................................       69,496               62,520
    Property and equipment, net ...................................................       55,452               42,304
    Deferred income taxes .........................................................        5,144                5,144
    Other assets ..................................................................        2,454                  793
                                                                                       ---------            ---------
       Total assets ...............................................................    $ 132,546            $ 110,761
                                                                                       =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
    Accounts payable ..............................................................    $  19,060            $  13,345
    Accrued expenses, interest and other current liabilities ......................       21,349               13,644
                                                                                       ---------            ---------
       Total current liabilities ..................................................       40,409               26,989
Other long-term liabilities .......................................................        3,334                3,165
                                                                                       ---------            ---------
       Total liabilities ..........................................................       43,743               30,154
                                                                                       ---------            ---------

                          COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 25,193,565 shares and 24,972,001 shares issued and outstanding, at May 1, 1999 and
    January 30, 1999, respectively ................................................        2,519                2,497
Additional paid-in capital ........................................................       84,822               84,032
Accumulated earnings (deficit) ....................................................        1,462               (5,922)
                                                                                       ---------            ---------
       Total stockholders' equity .................................................       88,803               80,607
                                                                                       ---------            ---------
       Total liabilities and stockholders' equity .................................    $ 132,546            $ 110,761
                                                                                       =========            =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                         Thirteen Weeks Ended
                                                         --------------------
                                                       May 1, 1999   May 2, 1998
                                                       -----------   -----------

Net sales ............................................    $ 92,621      $ 55,999
Cost of sales ........................................      53,298        34,084
                                                          --------      --------

Gross profit .........................................      39,323        21,915
Selling, general and administrative expenses .........      22,594        14,460
Pre-opening costs ....................................       1,201         1,110
Depreciation and amortization ........................       3,296         1,663
                                                          --------      --------

Operating income .....................................      12,232         4,682
Interest expense (income), net .......................        (150)           59
Other expense, net ...................................           5             0
                                                          --------      --------

Income before income taxes ...........................      12,377         4,623
Provision for income taxes ...........................       4,994         1,881
                                                          --------      --------
Net income ...........................................    $  7,383      $  2,742
                                                          ========      ========

Basic net income per common share ....................    $   0.29      $   0.11
Basic weighted average common shares outstanding .....      25,114        24,660

Diluted net income per common share ..................    $   0.28      $   0.11
Diluted weighted average common shares outstanding ...      26,620        25,605

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Thirteen Weeks Ended
                                                                           --------------------
                                                                       May 1, 1999      May 2, 1998
                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................        $  7,383         $  2,742
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization .............................           3,296            1,663
       Deferred financing fee amortization .......................               6                6
       Loss on disposals of property and equipment ...............             272              216
       Deferred taxes ............................................            (367)           1,711
Changes in operating assets and liabilities:
       Accounts receivable .......................................          (2,168)          (1,036)
       Inventories ...............................................           7,152            2,357
       Prepaid expenses and other current assets .................          (1,948)            (650)
       Other assets ..............................................          (1,702)            (135)
       Accounts payable ..........................................           5,715             (285)
       Accrued expenses, interest and other current liabilities ..           6,477            1,985
                                                                          --------         --------
          Total adjustments ......................................          16,733            5,832
                                                                          --------         --------
Net cash provided by operating activities ........................          24,116            8,574
                                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases .................................         (15,283)          (5,048)
                                                                          --------         --------
Net cash used in investing activities ............................         (15,283)          (5,048)
                                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases ...........             814              252
Borrowings under revolving credit facility .......................           7,864           11,634
Repayments under revolving credit facility .......................          (7,864)         (12,723)
Payment of obligations under capital leases ......................              (2)              (6)
                                                                          --------         --------
Net cash provided by (used in) financing activities ..............             812             (843)
                                                                          --------         --------
       Net increase in cash and cash equivalents .................           9,645            2,683
       Cash and cash equivalents, beginning of period ............          16,370              887
                                                                          --------         --------
Cash and cash equivalents, end of period .........................        $ 26,015         $  3,570
                                                                          ========         ========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest .........................        $     31         $     70
Cash paid during the period for income taxes .....................           1,280              172

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

      1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 30, 1999. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 30, 1999 included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended May 1, 1999 are not necessarily indicative of operating results for a full fiscal year.

      2. NET INCOME PER COMMON SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.

                                                       Thirteen Weeks Ended
                                                       --------------------
                                                  May 1, 1999        May 2, 1998
                                                  -----------        -----------

      Net income .........................        $     7,383        $     2,742
                                                  ===========        ===========

      Basic shares .......................         25,114,287         24,660,493
      Dilutive effect of stock options ...          1,505,559            944,322
                                                  -----------        -----------
      Dilutive shares ....................         26,619,846         25,604,815
                                                  ===========        ===========

      Antidilutive options ...............             14,000            534,040

      Antidilutive options consist of the weighted average of stock options for the respective periods ended at May 1, 1999 and May 2, 1998 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

      3. LITIGATION

Class Action Suits

      On October 16, 1997, Stephen Brosious and Rudy Pallastrone, who allegedly purchased shares of the Company's common stock in an initial public offering in September, 1997 (the "IPO"), filed a lawsuit against the Company, several of the Company's directors and officers, and the underwriters of the IPO (the "Defendants") in the United States District Court of the District of New Jersey (the "Court"). The named plaintiffs purport to maintain a class action on behalf of all persons, other than the Defendants, who purchased the Company's common stock issued in connection with the IPO on or about September 19, 1997 through October 13, 1997. The complaint alleges that the Defendants violated federal securities laws by making materially false or misleading statements and/or omissions in connection with the IPO. The plaintiffs seek monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. Since October 16, 1997, 15 additional putative class actions making substantially similar allegations and seeking substantially similar relief have been filed against some or all of the Defendants. On or about January 13, 1998, the 16 putative class actions were consolidated in the Court and on February 26, 1998, the plaintiffs served and filed their amended consolidated complaint.

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

      The Company believes that the allegations made in the complaints described above are untrue and totally without merit and intends to defend them vigorously. The Company does not believe that any ultimate liability arising out of the actions described above will have a material adverse effect on its business; however, the Company can give no assurance as to the ultimate resolution of the proceedings or the amount to be paid, if any, in the disposition of the actions.

Other Litigation

      In May 1999, the Company relocated its distribution center operations to its new distribution center and corporate headquarters facility in Secaucus, New Jersey. The Company plans to move its corporate headquarters staff to the new facility in July 1999. The Company's lease for its West Caldwell facility expired on May 31, 1999. Although the Company believed it had an arrangement with its West Caldwell landlord to continue to occupy the premises through the end of July 1999, the landlord has recently disputed the existence of such an arrangement and has commenced legal proceedings against the Company in the Superior Court of New Jersey Law Division seeking possession of the premises. The Company intends to defend this action and the Company is continuing discussions with its West Caldwell landlord in an effort to resolve the matter. Under New Jersey law, the Company could not be compelled to vacate the West Caldwell facility before early July. In the event the Company were to be compelled to vacate the West Caldwell facility, in early July, the Company believes that it would be able to continue its operations without significant disruption in the new facility.

      The Company is also involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

      4. ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE

      During the thirteen weeks ended May 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). In accordance with SOP 98-1, the Company capitalized approximately $100,000 in payroll and payroll-related costs of employees and outside consulting expenses related to the development of internal-use computer software projects during the thirteen weeks ended May 1, 1999.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Business section of the Company's Annual Report on Form 10-K for the year ended January 30, 1999. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

      The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999 filed with the Securities and Exchange Commission.

Results of Operations

      The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                         Thirteen Weeks Ended
                                                         --------------------
                                                      May 1, 1999   May 2, 1998
                                                      -----------   -----------

      Net sales .....................................       100.0%        100.0%
      Cost of sales .................................        57.5          60.9
                                                            -----         -----

      Gross profit ..................................        42.5          39.1
      Selling, general and administrative expenses ..        24.4          25.8
      Pre-opening costs .............................         1.3           2.0
      Depreciation and amortization .................         3.6           3.0
                                                            -----         -----

      Operating income ..............................        13.2           8.3
      Interest expense (income), net ................        (0.2)          0.1
      Other expense, net ............................          --            --
                                                            -----         -----

      Income before income taxes ....................        13.4           8.2
      Provision for income taxes ....................         5.4           3.3
                                                            -----         -----

      Net income ....................................         8.0%          4.9%
                                                            =====         =====

      Number of stores, end of period ...............         239           178

Thirteen Weeks Ended May 1, 1999 (the "First Quarter 1999") Compared to Thirteen Weeks Ended May 2, 1998 (the "First Quarter 1998")

      Net sales increased by $36.6 million, or 65%, to $92.6 million during the First Quarter 1999 from $56.0 million during the First Quarter 1998. Net sales for the 30 new stores opened during the First Quarter 1999, as well as the other stores that did not qualify as comparable stores, contributed $20.7 million of the net sales increase. During the First Quarter 1999, we continued our expansion strategy of opening the majority of new stores in clusters within existing and contiguous markets. As of May 1, 1999, we operated 239 stores in 28 states, primarily located in regional shopping malls in the eastern half of the United States, with 17 of these stores in operation west of the Mississippi River. During the First Quarter 1999, we entered several new markets including Colorado and Northern Florida.

      Our comparable store sales increased 32% and contributed $15.9 million of our net sales increase during the First Quarter 1999. Comparable store sales increased 7% during the First Quarter 1998. The First Quarter 1999 comparable store sales increase was experienced across all merchandise divisions.

      Gross profit increased by $17.4 million to $39.3 million during the First Quarter 1999 from $21.9 million during the First Quarter 1998. As a percentage of net sales, gross profit increased to 42.5% during the First Quarter 1999 from 39.1% during the First Quarter 1998. The increase in gross profit, as a percentage of net sales, was principally due to higher initial markups achieved through effective product sourcing and the continued strength of the dollar, and the leveraging of store occupancy costs over a higher sales base, partially offset by higher markdowns. During the First Quarter 1999, our higher markdowns were attributable to several planned promotions which the Company did not have in the prior year.

      Selling, general and administrative expenses increased $8.1 million to $22.6 million during the First Quarter 1999 from $14.5 million during the First Quarter 1998. Selling, general and administrative expenses were 24.4% of net sales during the First Quarter 1999 as compared with 25.8% during the First Quarter 1998. The decrease as a percentage of net sales was primarily due to the leveraging of store and administrative expenses over a higher sales base, partially offset by increased advertising and marketing costs associated with The Children's Place brand development. During the First Quarter 1999, we spent approximately $1.7 million, or 1.8% of net sales, on these programs.

      During the First Quarter 1999, pre-opening costs were $1.2 million, or 1.3% of net sales, as compared to $1.1 million, or 2.0% of net sales, during the First Quarter 1998. The decrease in pre-opening costs, as a percentage of net sales, during the First Quarter 1999 reflected the leverage of such costs over a higher sales base. We opened 30 stores and 23 stores, during the First Quarter 1999 and the First Quarter 1998, respectively.

      Depreciation and amortization amounted to $3.3 million, or 3.6% of net sales, during the First Quarter 1999, as compared to $1.7 million, or 3.0% of net sales, during the First Quarter 1998. The increase in depreciation and amortization primarily was a result of accelerated depreciation taken in conjunction with store re-fixturings and renovations, as well as the increase in our store base. During the First Quarter 1999, we accelerated depreciation expense by $1.4 million, or 1.5% of net sales, in conjunction with these programs. These increases as a percentage of net sales were partially offset by the leveraging of depreciation and amortization expense over a higher sales base.

      Due to our net cash investment position, we recorded net interest income of $0.2 million, or 0.2% of net sales, during the First Quarter 1999. During the First Quarter 1998, we recorded net interest expense of $0.1 million, or 0.1% of net sales, due to borrowings under our working capital revolving credit facility.

      Our provision for income taxes for the First Quarter 1999 was $5.0 million, as compared to $1.9 million during the First Quarter 1998. The increase in our provision for income taxes during the First Quarter 1999 is due to our increased operational earnings. During the First Quarter 1999, we utilized our remaining $0.1 million in Net Operating Loss carryforwards ("NOLs") and expect to pay the majority of our tax provision in cash. During the First Quarter 1998, the majority of our tax provision was not paid in cash due to utilization of our NOLs.

      We recorded net income of $7.4 million and $2.7 million during the First Quarter 1999 and the First Quarter 1998, respectively.

Liquidity and Capital Resources

Debt Service/Liquidity

      Our primary uses of cash are to finance new store openings and provide for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday merchandise lines. We have been able to meet our cash needs primarily through cash flows from operations and seasonal borrowings under our working capital revolving credit facility. We have no long-term debt obligations other than obligations under capital leases.

      As of May 1, 1999, we had no borrowings under our working capital revolving credit facility and had outstanding letters of credit of $14.3 million. Availability under our working capital revolving credit facility as of May 1, 1999 was $15.7 million. During the First Quarter 1999, the interest rate charged under our working capital revolving credit facility for reference rate borrowings was 7.75% per annum. As of May 1, 1999, we were in compliance with all of our covenants under our working capital revolving credit facility.

Cash Flows/Capital Expenditures

      Cash flows provided by operating activities were $24.1 million during the First Quarter 1999 as compared with $8.6 million during the First Quarter 1998. During the First Quarter 1999, cash flows provided by operating activities increased primarily as a result of our improved operating earnings, a seasonal decrease in inventory and increases in our current liabilities, partially offset by increases in our current assets.

      Cash flows used in investing activities were $15.3 million and $5.0 million in the First Quarter 1999 and First Quarter 1998, respectively. During the First Quarter 1999 and First Quarter 1998, cash flows used in investing activities related primarily to new store openings and store remodelings. In the First Quarter 1999 and First Quarter 1998, the Company opened 30 and 23 stores and remodeled 3 and 2 stores, respectively. We anticipate that total capital expenditures during fiscal 1999 will approximate $50 million, which we plan to fund principally from cash flow from operations. These expenditures primarily relate to the opening of 70 stores and 9 store remodelings and capital expenditures related to the relocation of the distribution center and corporate headquarters facility, as well as store re-fixturings. Capital expenditures also include ongoing store capital programs, new point-of-sale ("POS") software and equipment and a warehouse management system and equipment. During the First Quarter 1999, our capital expenditures included approximately $10.0 million for new stores, remodelings and re-fixturings, $4.4 million for renovations to our new distribution center and corporate headquarters facility and $0.9 million for our new warehouse management system and equipment.

      Cash flows provided by financing activities were $0.8 million in the First Quarter 1999 and cash flows used in financing activities were $0.8 million in the First Quarter 1998, respectively. During the First Quarter 1999, cash flows provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases. During the First Quarter 1998, cash flows used in financing activities reflected the net repayment of borrowings outstanding under our working capital revolving credit facility, partially offset by funds received from the exercise of employee stock options and employee stock purchases.

      We have entered into an eight year lease with the option to extend the lease for a three-year period for a distribution center and corporate headquarters facility located in Secaucus, New Jersey. The lease also provides us with an option to terminate the lease at the end of the fifth year. Annual rent for the 204,000 square foot facility is approximately $1.2 million per year. We plan to relocate our distribution center and corporate headquarters facility during the second quarter of fiscal 1999. We believe this distribution center will support approximately 500 stores. We expect to make a cash outlay of approximately $11.0 million to renovate the facility, of which approximately $4.9 million was spent during fiscal 1998 and the First Quarter 1999. We also plan to install a new warehouse management system at a total cost of approximately $4.5 million, of which approximately $3.0 million has been spent to date.

      We believe that cash generated from operations and funds available under our working capital revolving credit facility will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. Although we are complying, and believe that we will be able to comply with the financial covenants under our working capital revolving credit facility, we are seeking to provide greater financial flexibility as we implement our growth strategy. Consequently, we have requested an increase in our credit line under our working capital revolving credit facility and amendments to the financial covenants contained in this credit facility.

      Our ability to meet our capital requirements will depend on our ability to generate cash from operations and successfully implement our store expansion plans. As we continue our store expansion program, we will consider additional sources of financing to fund our long-term growth.

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

      During the second quarter of fiscal 1998, we engaged the services of a consulting firm to help ensure that we have fully assessed the risks associated with the Year 2000 and to assist in the development of a comprehensive implementation plan. In addition, we established a project team to coordinate and address the Year 2000 issue. The Year 2000 project has been divided into four phases: (1) inventory and risk assessment; (2) remediation of non-compliant systems, equipment and suppliers; (3) implementation and testing; and (4) contingency planning.

      The inventory and risk assessment phase of the Year 2000 project is complete. During this phase, we assessed our information systems hardware and software, equipment containing date-sensitive embedded chips, electronic data interchange and the Year 2000 preparedness of our key suppliers and service providers.

      Our plans call for our critical information systems to be Year 2000 compliant during the third quarter of fiscal 1999. We believe that approximately 70% of our systems are currently Year 2000 compliant. We plan to perform a systems test of our applications software in our new corporate headquarters facility in Secaucus, New Jersey. This test will also include a test of our new warehouse management system. Contingency plans continue to be modified to provide uninterrupted management information systems support in the event that we are unable to replace our warehouse management system, POS and general ledger systems. We are currently testing our new warehouse management system with implementation scheduled during July 1999. We plan to pilot our new POS system in June 1999 with chain rollout completed during October 1999. We plan to replace our general ledger system in June 1999.

      We plan to rely primarily on existing management information systems staff supplemented by outside consultants to modify, replace and test systems for Year 2000 compliance. During fiscal 1998, we incurred external costs of approximately $0.3 million in connection with our Year 2000 compliance and we have incurred no external costs during the First Quarter 1999. We expect to incur a total of $0.3 million in external costs in fiscal 1999. In addition, we utilized approximately $0.4 million in internal management information systems resources during fiscal 1998 and we have incurred $0.1 million in internal management information systems resources during the First Quarter 1999. We expect to utilize a total of $0.4 million in internal management information systems resources in fiscal 1999. The cost of Year 2000 remediation is not expected to have a material adverse impact on our financial position, results of operation or cash flows in future periods.

      We have completed our initial assessment of the Year 2000 preparedness of our service providers and key suppliers through written communications, oral communications and visual inspection. Despite these efforts, we cannot assure the timely compliance of these service providers and suppliers and may be adversely affected by a failure of a significant third party to become Year 2000 compliant. Additionally, since we procure most of our merchandise from foreign sources, we are also at risk to the extent foreign suppliers and infrastructures are not properly prepared to handle the Year 2000. Contingency plans have been implemented to mitigate the risk of dependence on foreign suppliers and distribution channels through an accelerated receipt of merchandise for the spring 2000 selling season. We anticipate that we will incur approximately $0.2 million in additional inventory carrying costs associated with the earlier receipt of this merchandise. We believe that the accelerated receipt of inventory should mitigate the risk of a material failure to receive our merchandise for re-sale.

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

      As noted above, we have developed and continue to modify our contingency plans which will allow for the continuation of business operations in the event that we or any of our significant suppliers or service providers do not properly address Year 2000 issues. We expect to continue to modify and fine-tune our contingency plans through the fourth quarter of fiscal 1999. Where needed, we will modify our contingency plans based on the test results of our information systems hardware and software, the timeliness of replacement system implementations and the ongoing assessment of risk associated with third party suppliers and service providers. The cost of the conversions and the completion dates set forth above are based on our estimates and may be updated as additional information becomes available.

Item 3. Quantitative and Qualitative Disclosures about Market Risks (Not applicable)

                           Part II - Other Information

Item 1. Legal Proceedings

Class Action Suits

      On October 16, 1997, Stephen Brosious and Rudy Pallastrone, who allegedly purchased shares of the Company's common stock in an initial public offering in September, 1997 (the "IPO"), filed a lawsuit against the Company, several of the Company's directors and officers, and the underwriters of the IPO (the "Defendants") in the United States District Court of the District of New Jersey (the "Court"). The named plaintiffs purport to maintain a class action on behalf of all persons, other than the Defendants, who purchased the Company's common stock issued in connection with the IPO on or about September 19, 1997 through October 13, 1997. The complaint alleges that the Defendants violated federal securities laws by making materially false or misleading statements and/or omissions in connection with the IPO. The plaintiffs seek monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. Since October 16, 1997, 15 additional putative class actions making substantially similar allegations and seeking substantially similar relief have been filed against some or all of the Defendants. On or about January 13, 1998, the 16 putative class actions were consolidated in the Court and on February 26, 1998, the plaintiffs served and filed their amended consolidated complaint. On April 16, 1998, the Defendants moved to dismiss the complaint. On September 4, 1998 the Court entered an Order granting the motion to dismiss in part and denying it in part. The Court also dismissed the case against the underwriters without prejudice. On October 5, 1998, the plaintiffs filed an amended complaint against all defendants including the underwriters. The Company filed its answer to the amended complaint on October 26, 1998. The parties have commenced discovery.

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

      The Company believes that the allegations made in the complaints described above are untrue and totally without merit and intends to defend them vigorously. The Company does not believe that any ultimate liability arising out of the actions described above will have a material adverse effect on its business; however, the Company can give no assurance as to the ultimate resolution of the proceedings or the amount to be paid, if any, in the disposition of the actions.

Other Litigation

      In May 1999, the Company relocated its distribution center operations to its new distribution center and corporate headquarters facility in Secaucus, New Jersey. The Company plans to move its corporate headquarters staff to the new facility in July 1999. The Company's lease for its West Caldwell facility expired on May 31, 1999. Although the Company believed it had an arrangement with its West Caldwell landlord to continue to occupy the premises through the end of July 1999, the landlord has recently disputed the existence of such an arrangement and has commenced legal proceedings against the Company in the Superior Court of New Jersey Law Division seeking possession of the premises. The Company intends to defend this action and the Company is continuing discussions with its West Caldwell landlord in an effort to resolve the matter. Under New Jersey law, the Company could not be compelled to vacate the West Caldwell facility before early July. In the event the Company were to be compelled to vacate the West Caldwell facility, in early July, the Company believes that it would be able to continue its operations without significant disruption in the new facility.

      The Company is also involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit
        No.                  Description of Document
      -------              ---------------------------

       27.1                  Financial Data Schedule.

(b) Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CHILDREN'S PLACE
                                        RETAIL STORES, INC.

Date:  June 15, 1999
                                        By:           /s/ Ezra Dabah
                                            -----------------------------------
                                                  Chairman of the Board and
                                                   Chief Executive Officer
                                                 (Principal Executive Officer)


Date:  June 15, 1999                    By:         /s/ Seth L. Udasin
                                            -----------------------------------
                                                    Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)