Form 10-Q
period 1999-07-31
CHILDRENS PLACE RETAIL STORES INC
filed 1999-09-14
CIK 1041859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 1999

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

                                915 Secaucus Road
                           Secaucus, New Jersey 07094
               (Address of Principal Executive Offices) (Zip Code)

                                 (201) 558-2400
              (Registrant's Telephone Number, Including Area Code)

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

      Common Stock, par value $0.10 per share, outstanding at September 3, 1999:
25,453,272 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE PERIOD ENDED JULY 31, 1999

                                TABLE OF CONTENTS

                         Part I - Financial Information

       Item 1. Consolidated Financial Statements:                        Page
                                                                         ----

               Consolidated Balance Sheets.............................    1

               Consolidated Statements of Income.......................    2

               Consolidated Statements of Cash Flows...................    3

               Notes to Consolidated Financial Statements..............    4

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations ....................    6

       Item 3. Quantitative and Qualitative Disclosures about Market
               Risk ...................................................   10

                           Part II - Other Information

       Item 1. Legal Proceedings ......................................   11

       Item 6. Exhibits and Reports on Form 8-K .......................   12

       Signatures......................................................   13

                         PART I - FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                  July 31, 1999   January 30, 1999
                                                                  -------------   ----------------
                                                                   (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................     $  1,722         $ 16,370
   Accounts receivable .........................................        5,063            2,742
   Inventories .................................................       46,438           35,339
   Prepaid expenses and other current assets ...................       14,580            5,622
   Deferred income taxes .......................................        1,977            2,447
                                                                     --------         --------
     Total current assets ......................................       69,780           62,520
   Property and equipment, net .................................       70,925           42,304
   Deferred income taxes .......................................        5,144            5,144
   Other assets ................................................        2,444              793
                                                                     --------         --------
     Total assets ..............................................     $148,293         $110,761
                                                                     ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
   Revolving credit facility ...................................     $ 16,549         $      0
   Accounts payable ............................................       18,177           13,345
   Accrued expenses, interest and other current liabilities ....       18,457           13,644
                                                                     --------         --------
     Total current liabilities .................................       53,183           26,989
Other long-term liabilities ....................................        3,551            3,165
                                                                     --------         --------
     Total liabilities .........................................       56,734           30,154
                                                                     --------         --------

                          COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares
   authorized; 25,327,889 shares and 24,972,001 shares
   issued and outstanding, at July 31, 1999 and
   January 30, 1999, respectively ..............................        2,533            2,497
Additional paid-in capital .....................................       86,166           84,032
Translation adjustments ........................................           (4)               0
Accumulated earnings (deficit) .................................        2,864           (5,922)
                                                                     --------         --------
     Total stockholders' equity ................................       91,559           80,607
                                                                     --------         --------
     Total liabilities and stockholders' equity ................     $148,293         $110,761
                                                                     ========         ========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                 Thirteeen Weeks Ended          Twenty-Six Weeks Ended
                                                                 ---------------------          ----------------------
                                                            July 31, 1999   August 1, 1998   July 31, 1999  August 1, 1998
                                                            -------------   --------------   -------------  --------------

Net sales ...............................................      $  73,920       $  48,014       $ 166,541       $ 104,013
Cost of sales ...........................................         47,123          32,525         100,421          66,608
                                                               ---------       ---------       ---------       ---------

Gross profit ............................................         26,797          15,489          66,120          37,405
Selling, general and administrative expenses ............         20,855          13,793          43,449          28,254
Pre-opening costs .......................................            767             552           1,968           1,663
Depreciation and amortization ...........................          2,891           1,808           6,187           3,471
                                                               ---------       ---------       ---------       ---------

Operating income (loss) .................................          2,284            (664)         14,516           4,017
Interest expense (income), net ..........................            (39)            100            (189)            159
Other expense, net ......................................             40              77              45              77
                                                               ---------       ---------       ---------       ---------

Income (loss) before income taxes .......................          2,283            (841)         14,660           3,781
Provision (benefit) for income taxes ....................            881            (330)          5,875           1,550
                                                               ---------       ---------       ---------       ---------
Net income (loss) .......................................      $   1,402       $    (511)      $   8,785       $   2,231
                                                               =========       =========       =========       =========

Basic net income (loss) per common share ................      $    0.06       $   (0.02)      $    0.35       $    0.09
Basic weighted average common shares outstanding ........         25,246          24,766          25,180          24,713

Diluted net income (loss) per common share ..............      $    0.05       $   (0.02)      $    0.33       $    0.09
Diluted weighted average common shares outstanding ......         26,742          25,822          26,681          25,716

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                       Twenty-Six Weeks Ended
                                                                       ----------------------
                                                                  July 31, 1999    August 1, 1998
                                                                  -------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................       $8,785           $2,231
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization .............................        6,187            3,471
     Deferred financing fee amortization .......................           12               12
     Loss on disposals of property and equipment ...............          272              216
     Deferred taxes ............................................        1,187            1,377
Changes in operating assets and liabilities:
     Accounts receivable .......................................       (2,321)          (1,052)
     Inventories ...............................................      (11,099)         (10,511)
     Prepaid expenses and other current assets .................       (8,958)          (1,969)
     Other assets ..............................................       (1,668)            (284)
     Accounts payable ..........................................        4,832            3,026
     Accrued expenses, interest and other current liabilities ..        2,513            1,835
                                                                     --------         --------
       Total adjustments .......................................       (9,043)          (3,879)
                                                                     --------         --------
Net cash used in operating activities ..........................         (258)          (1,648)
                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases ...............................      (32,329)         (10,351)
                                                                     --------         --------
Net cash used in investing activities ..........................      (32,329)         (10,351)
                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases .........        1,454              448
Borrowings under revolving credit facility .....................       44,101           34,530
Repayments under revolving credit facility .....................      (27,552)         (22,984)
Payment of obligations under capital leases ....................           (2)             (14)
Deferred financing costs .......................................          (62)               0
                                                                     --------         --------
Net cash provided by financing activities ......................       17,939           11,980
                                                                     --------         --------
     Net decrease in cash and cash equivalents .................      (14,648)             (19)
     Cash and cash equivalents, beginning of period ............       16,370              887
                                                                     --------         --------
Cash and cash equivalents, end of period .......................       $1,722             $868
                                                                     ========         ========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest .......................         $141             $165
Cash paid during the period for income taxes ...................       10,238              616

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 30, 1999. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 30, 1999 included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the twenty-six weeks ended July 31, 1999 are not necessarily indicative of operating results for a full fiscal year.

      2. NET INCOME PER COMMON SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.

                                          Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                          --------------------              ----------------------
                                    July 31, 1999    August 1, 1998    July 31, 1999    August 1, 1998
                                    -------------    --------------    -------------    --------------

Net income (loss) ..............           $1,402            $(511)           $8,785           $2,231
                                     ============     ============      ============     ============

Basic shares ...................       25,245,919       24,765,564        25,180,103       24,713,028
Dilutive effect of stock options        1,496,376        1,056,364         1,500,968        1,002,543
                                     ------------     ------------      ------------     ------------
Dilutive shares ................       26,742,295       25,821,928        26,681,071       25,715,571
                                     ============     ============      ============     ============

Antidilutive options ...........                0          169,660             7,000          177,677

      Antidilutive options consist of the weighted average of stock options for the respective periods ended July 31, 1999 and August 1, 1998 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

      3. LITIGATION

Class Action Suits

      On October 16, 1997, Stephen Brosious and Rudy Pallastrone, who allegedly purchased shares of the Company's common stock in an initial public offering in September, 1997 (the "IPO"), filed a lawsuit against the Company, several of the Company's directors and officers, and the underwriters of the IPO (the "Defendants") in the United States District Court of the District of New Jersey (the "Court"). The named plaintiffs purport to maintain a class action on behalf of all persons, other than the Defendants, who purchased the Company's common stock issued in connection with the IPO on or about September 19, 1997 through October 13, 1997. The complaint alleges that the Defendants violated federal securities laws by making materially false or misleading statements and/or omissions in connection with the IPO. The plaintiffs seek monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. Since October 16, 1997, 15 additional putative class actions making substantially similar allegations and seeking substantially similar relief have been filed against some or all of the Defendants. On or about January 13, 1998, the 16 putative class actions were consolidated in the Court and on February 26, 1998, the plaintiffs served and filed their amended consolidated complaint. On April 16, 1998, the Defendants moved to dismiss the complaint. On September 4, 1998, the Court entered an Order granting the motion to dismiss in part and denying it in part. The Court also dismissed the case against the underwriters without prejudice. On October 5, 1998, the plaintiffs filed an amended complaint against all defendants including the underwriters. The Company filed its answer to the amended complaint on October 26, 1998. On August 23, 1999, the Court entered an Order granting in part and denying in part plaintiffs' motion for class certification. Defendants have filed a motion for reconsideration of that portion of the Order granting plaintiffs' motion. Discovery is ongoing.

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

Results of Operations

      The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                       Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                       --------------------             ----------------------
                                                  July 31, 1999   August 1, 1998    July 31, 1999    August 1, 1998
                                                  -------------   --------------    -------------    --------------

Net sales ..................................          100.0%           100.0%           100.0%           100.0%
Cost of sales ..............................           63.7             67.7             60.3             64.0
                                                      -----            -----            -----            -----

Gross profit ...............................           36.3             32.3             39.7             36.0
Selling, general and administrative expenses           28.2             28.7             26.1             27.2
Pre-opening costs ..........................            1.1              1.2              1.2              1.6
Depreciation and amortization ..............            3.9              3.8              3.7              3.3
                                                      -----            -----            -----            -----

Operating income (loss) ....................            3.1             (1.4)             8.7              3.9
Interest expense (income), net .............           (0.1)             0.2             (0.1)             0.2
Other expense, net .........................            0.1              0.2               --              0.1
                                                      -----            -----            -----            -----

Income (loss) before income taxes ..........            3.1             (1.8)             8.8              3.6
Provision (benefit) for income taxes .......            1.2             (0.7)             3.5              1.5
                                                      -----            -----            -----            -----

Net income (loss) ..........................            1.9%            (1.1)%            5.3%             2.1%
                                                      =====            =====            =====            =====

Number of stores, end of period ............            261              189              261              189

Thirteen Weeks Ended July 31, 1999 (the "Second Quarter 1999") Compared to Thirteen Weeks Ended August 1, 1998 (the "Second Quarter 1998")

      Net sales increased by $25.9 million, or 54%, to $73.9 million during the Second Quarter 1999 from $48.0 million during the Second Quarter 1998. Net sales for the 22 new stores opened during the Second Quarter 1999, as well as the other stores that did not qualify as comparable stores, contributed $17.9 million of the net sales increase. During the Second Quarter 1999, we continued our expansion strategy of opening the majority of new stores in clusters within existing and contiguous markets. As of July 31, 1999, we operated 261 stores in 31 states, primarily located in regional shopping malls in the eastern half of the United States, with 24 stores in operation west of the Mississippi River. During the Second Quarter 1999, we entered several new markets including Mississippi, Arkansas and Utah.

      Our comparable store sales increased 19% and contributed $8.0 million of our net sales increase during the Second Quarter 1999. Comparable store sales increased 8% during the Second Quarter 1998. The Second Quarter 1999 comparable store sales increase was experienced across all merchandise divisions.

      Gross profit increased by $11.3 million to $26.8 million during the Second Quarter 1999 from $15.5 million during the Second Quarter 1998. As a percentage of net sales, gross profit increased to 36.3% during the Second Quarter 1999 from 32.3% during the Second Quarter 1998. The increase in gross profit, as a percentage of net sales, was principally due to the leveraging of store occupancy costs over a higher sales base, higher initial markups achieved through effective product sourcing and the continued strength of the dollar and lower markdowns, partially offset by costs incurred by our new Hong Kong office.

      Selling, general and administrative expenses increased $7.1 million to $20.9 million during the Second Quarter 1999 from $13.8 million during the Second Quarter 1998. Selling, general and administrative expenses were 28.2% of net sales during the Second Quarter 1999 as compared with 28.7% during the Second Quarter 1998. The decrease as a percentage of net sales was primarily due to the leveraging of store and administrative expenses over a higher sales base, partially offset by costs relating to the relocation to our new distribution center and corporate headquarters facility and increased advertising and marketing costs.

      During the Second Quarter 1999, pre-opening costs were $0.8 million, or 1.1% of net sales, as compared to $0.6 million, or 1.2% of net sales, during the Second Quarter 1998. We opened 22 stores and 11 stores, during the Second Quarter 1999 and the Second Quarter 1998, respectively. During the Second Quarter 1999, pre-opening costs were favorably impacted by the timing of pre-opening costs which are expensed as incurred.

      Depreciation and amortization amounted to $2.9 million, or 3.9% of net sales, during the Second Quarter 1999, as compared to $1.8 million, or 3.8% of net sales, during the Second Quarter 1998. The increase in depreciation and amortization primarily was a result of increases to our store base and accelerated depreciation taken in conjunction with store re-fixturings. During the Second Quarter 1999, we accelerated depreciation expense by $0.4 million, or 0.5% of net sales, in conjunction with our store re-fixturings. This increase as a percentage of net sales was partially offset by the leveraging of depreciation and amortization expense over a higher sales base.

      Our provision for income taxes for the Second Quarter 1999 was $0.9 million, as compared to $0.3 million benefit from income taxes during the Second Quarter 1998. The increase in our provision for income taxes during the Second Quarter 1999 is due to our profitability during the Second Quarter 1999 as compared with a loss during the Second Quarter 1998.

      We recorded net income of $1.4 million during the Second Quarter 1999 compared to a net loss of $0.5 million during the Second Quarter 1998.

Twenty-Six Weeks Ended July 31, 1999 Compared to Twenty-Six Weeks Ended August 1, 1998

      Net sales increased $62.5 million, or 60%, to $166.5 million during the twenty-six weeks ended July 31, 1999 from $104.0 million during the twenty-six weeks ended August 1, 1998. Net sales for the 52 new stores opened during the twenty-six weeks ended July 31, 1999, as well as the other stores that did not qualify as comparable stores, contributed $38.6 million of the net sales increase. During the twenty-six weeks ended July 31, 1999, we entered several new markets in the western and southeastern United States.

      Our comparable store sales increased 26% and contributed $23.9 million of our net sales increase during the twenty-six weeks ended July 31, 1999. Comparable store sales increased 7% during the twenty-six weeks ended August 1, 1998.

      Gross profit increased by $28.7 million to $66.1 million during the twenty-six weeks ended July 31, 1999 from $37.4 million during the twenty-six weeks ended August 1, 1998. As a percentage of net sales, gross profit increased to 39.7% during the twenty-six weeks ended July 31, 1999 from 36.0% during the twenty-six weeks ended August 1, 1998. The increase in gross profit, as a percentage of net sales, was principally due to a higher initial markup achieved through effective product sourcing and the continued strength of the dollar, and the leveraging of store occupancy costs over a higher sales base, partially offset by higher markdowns and costs incurred by our new Hong Kong office. Our higher markdowns were attributable to several planned promotions during the first quarter 1999 that the Company did not have in the prior year.

      Selling, general and administrative expenses increased $15.2 million to $43.4 million during the twenty-six weeks ended July 31, 1999 from $28.2 million during the twenty-six weeks ended August 1, 1998. Selling, general and administrative expenses were 26.1% of net sales during the twenty-six weeks ended July 31, 1999 as compared with 27.2% during the twenty-six weeks ended August 1, 1998. The decrease as a percentage of net sales was primarily due to the leveraging of store and administrative expenses over a higher sales base, partially offset by increased advertising and marketing costs associated with The Children's Place brand development and costs associated with the relocation to our new distribution center and corporate headquarters facility.

      During the twenty-six weeks ended July 31, 1999, pre-opening costs were $2.0 million, or 1.2% of net sales, as compared to $1.7 million, or 1.6% of net sales, during the twenty-six weeks ended August 1, 1998. The decrease in pre-opening costs, as a percentage of net sales, during the twenty-six weeks ended July 31, 1999 reflected the leveraging of such costs over a higher sales base. We opened 52 stores and 34 stores during the twenty-six weeks ended July 31, 1999 and the twenty-six weeks ended August 1, 1998, respectively.

      Depreciation and amortization amounted to $6.2 million, or 3.7% of net sales, during the twenty-six weeks ended July 31, 1999, as compared with $3.5 million, or 3.3% of net sales, during the twenty-six weeks ended August 1, 1998. The increase in depreciation and amortization primarily was a result of accelerated depreciation taken in conjunction with store re-fixturings and renovations, as well as the increase in our store base. During the twenty-six weeks ended July 31, 1999, we accelerated depreciation expense by $1.8 million, or 1.1% of net sales, in conjunction with these programs. These increases as a percentage of net sales were partially offset by the leveraging of depreciation and amortization expense over a higher sales base.

      During the twenty-six weeks ended July 31, 1999, we recorded net interest income of $0.2 million, or 0.1% of net sales, due to a net cash investment position during most of the period. During the twenty-six weeks ended August 1, 1998, we recorded interest expense of $0.2 million, or 0.2% of net sales, due to earlier utilization of our working capital revolving credit facility.

      Our provision for income taxes during the twenty-six weeks ended July 31, 1999 was $5.9 million, as compared to $1.6 million during the twenty-six weeks ended August 1, 1998. The increase in our provision for income taxes during the twenty-six weeks ended July 31, 1999 is due to our increased profitability. During the twenty-six weeks ended July 31, 1999, we utilized our remaining $0.1 million of net operating loss carryforwards ("NOLs") and we expect to pay the majority of our tax provision in cash. During the twenty-six weeks ended August 1, 1998, the majority of our tax provision was not paid in cash due to utilization of our NOLs.

      We recorded net income of $8.8 million and $2.2 million during the twenty-six weeks ended July 31, 1999 and the twenty-six weeks ended August 1, 1998, respectively.

Liquidity and Capital Resources

Debt Service/Liquidity

      Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday merchandise lines. During the twenty-six weeks ended July 31, 1999, we have also utilized cash to relocate, remodel and furnish our new distribution center and corporate headquarters facility. We have been able to meet our cash needs principally by using cash flows from operations and seasonal borrowings under our working capital revolving credit facility. We have no long-term debt obligations other than obligations under capital leases.

      In June 1999, we increased our working capital revolving credit facility with Foothill Capital Corporation. The facility currently provides for borrowings up to $50.0 million (including a sublimit for letters of credit of $40.0 million). Previously our working capital revolving credit facility provided for borrowings of $30.0 million (including a sublimit for letters of credit of $20.0 million).

      As of July 31, 1999, we had $16.5 million of borrowings under our working capital revolving credit facility and had outstanding letters of credit of $20.1 million. Availability under our working capital revolving credit facility as of July 31, 1999 was $11.4 million. During the Second Quarter 1999, the interest rate charged under our working capital revolving credit facility for reference rate borrowings was 7.84% per annum. As of July 31, 1999, we were in compliance with all of our covenants under our working capital revolving credit facility.

Cash Flows/Capital Expenditures

      Cash flows used in operating activities were $0.3 million during the twenty-six weeks ended July 31, 1999 as compared with $1.6 million during the twenty-six weeks ended August 1, 1998. During the twenty-six weeks ended July 31, 1999, cash flows used in operating activities decreased primarily as a result of our improved operating earnings and increases in our current liabilities, partially offset by increases in our current assets.

      Cash flows used in investing activities were $32.3 million and $10.4 million in the twenty-six weeks ended July 31, 1999 and the twenty-six weeks ended August 1, 1998, respectively. During the twenty-six weeks ended July 31, 1999, cash flows used in investing activities represented capital expenditures of approximately $20 million for store openings, remodelings and re-fixturings and approximately $10 million to renovate and furnish our new distribution center and corporate headquarters facility. The remainder of capital expenditures were used for our new warehouse management system, our new point-of-sale ("POS") system and other capital projects. In the twenty-six weeks ended July 31, 1999 and twenty-six weeks ended August 1, 1998, we opened 52 and 34 stores and remodeled 7 and 2 stores, respectively. We anticipate that total capital expenditures during fiscal 1999 will approximate $55 million, which we plan to fund principally from cash flow from operations. During fiscal 1999, we plan to utilize the majority of our capital expenditures to open approximately 80 stores and remodel 11 stores. During the remainder of fiscal 1999, capital expenditures will also include costs related to the completion of our new distribution center and corporate headquarters facility, our new POS system and ongoing store capital programs.

      During the Second Quarter 1999, we completed the relocation of our distribution center and corporate headquarters to a 204,000 square foot facility in Secaucus, New Jersey. We expect to make a cash outlay of approximately $13 million to renovate and furnish our facility. The lease on this facility provides for an eight year term, plus a three year renewal option period. The lease also provides the Company the option to terminate the lease after the fifth year. Annual rent on the facility is approximately $1.4 million. We believe this distribution center can support approximately 500 stores.

      At the end of July 1999, we commenced utilization of our new warehouse management system. We continue to make modifications to this system to improve its performance and to improve the flow of merchandise to our stores. The total cost of this system is approximately $5 million.

      Cash flows provided by financing activities were $17.9 million and $12.0 million during the twenty-six weeks ended July 31, 1999 and the twenty-six weeks ended August 1, 1998, respectively. During the twenty-six weeks ended July 31, 1999 and the twenty-six weeks ended August 1, 1998, cash flows provided by financing activities reflected net borrowings under our working capital revolving facility, partially offset by funds received from the exercise of employee stock options and employee stock purchases.

      We believe that cash generated from operations and funds available under our working capital revolving credit facility will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. In addition, as we continue our store expansion program, we will consider additional sources of financing to fund our long-term growth.

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

      Our plans call for our critical information systems to be Year 2000 compliant by the end of the third quarter of fiscal 1999. We believe that approximately 80% of our systems are currently Year 2000 compliant. We plan to perform a systems test of our applications software by the end of October 1999. We have installed a new automated warehouse management system in our new facility, which became operational in July 1999. We recently implemented our new POS system in several stores and plan to install it in the remainder of our stores during fiscal 1999. We replaced our general ledger system in June 1999. We believe these new systems are all Year 2000 compliant. Contingency plans continue to be modified to provide uninterrupted management information systems support in the event that we are unable to replace our POS system.

      We plan to rely primarily on existing management information systems staff supplemented by outside consultants to modify, replace and test systems for Year 2000 compliance. During fiscal 1998, we incurred external costs of approximately $0.3 million in connection with our Year 2000 compliance and we incurred no external costs during the twenty-six weeks ended July 31, 1999. We expect to incur a total of $0.3 million in external costs in fiscal 1999. In addition, we utilized approximately $0.4 million in internal management information systems resources during fiscal 1998 and we incurred $0.1 million in internal management information systems resources during the twenty-six weeks ended July 31, 1999. We expect to utilize a total of $0.4 million in internal management information systems resources in fiscal 1999. The cost of Year 2000 remediation is not expected to have a material adverse impact on our financial position, results of operation or cash flows in future periods.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks (Not applicable)

                           Part II - Other Information

Item 1. Legal Proceedings

Class Action Suits

      On October 16, 1997, Stephen Brosious and Rudy Pallastrone, who allegedly purchased shares of the Company's common stock in an initial public offering in September, 1997 (the "IPO"), filed a lawsuit against the Company, several of the Company's directors and officers, and the underwriters of the IPO (the "Defendants") in the United States District Court of the District of New Jersey (the "Court"). The named plaintiffs purport to maintain a class action on behalf of all persons, other than the Defendants, who purchased the Company's common stock issued in connection with the IPO on or about September 19, 1997 through October 13, 1997. The complaint alleges that the Defendants violated federal securities laws by making materially false or misleading statements and/or omissions in connection with the IPO. The plaintiffs seek monetary damages of an unspecified amount, rescission or rescissory damages and fees and costs. Since October 16, 1997, 15 additional putative class actions making substantially similar allegations and seeking substantially similar relief have been filed against some or all of the Defendants. On or about January 13, 1998, the 16 putative class actions were consolidated in the Court and on February 26, 1998, the plaintiffs served and filed their amended consolidated complaint. On April 16, 1998, the Defendants moved to dismiss the complaint. On September 4, 1998 the Court entered an Order granting the motion to dismiss in part and denying it in part. The Court also dismissed the case against the underwriters without prejudice. On October 5, 1998, the plaintiffs filed an amended complaint against all defendants including the underwriters. The Company filed its answer to the amended complaint on October 26, 1998. On August 23, 1999, the Court entered an Order granting in part and denying in part plaintiffs' motion for class certification. Defendants have filed a motion for reconsideration of that portion of the Order granting plaintiffs' motion. Discovery is ongoing.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit
            No.                Description of Document
         -------      -------------------------------------------

           27.1       Financial Data Schedule.

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CHILDREN'S PLACE
                                        RETAIL STORES, INC.

Date: September 14, 1999
                                        By:        /s/ Ezra Dabah
                                            -------------------------------
                                               Chairman of the Board and
                                                Chief Executive Officer
                                             (Principal Executive Officer)


Date: September 14, 1999                By:       /s/ Seth L. Udasin
                                            -------------------------------
                                                  Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)