Form 10-Q
period 1999-10-30
CHILDRENS PLACE RETAIL STORES INC
filed 1999-12-14
CIK 1041859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 30, 1999

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
    (State or other jurisdiction of                     (I. R. S. employer
    incorporation or organization)                     identification number)

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

      Common Stock, par value $0.10 per share, outstanding at December 6, 1999:
25,591,716 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE PERIOD ENDED OCTOBER 30, 1999

                                TABLE OF CONTENTS

                         Part I - Financial Information

  Item 1. Consolidated Financial Statements:                                Page
                                                                            ----

          Consolidated Balance Sheets ...................................    1

          Consolidated Statements of Income .............................    2

          Consolidated Statements of Cash Flows .........................    3

          Notes to Consolidated Financial Statements ....................    4

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations .........................................    5

  Item 3. Quantitative and Qualitative Disclosures about Market Risks ...    9

                           Part II - Other Information

  Item 1. Legal Proceedings .............................................   10

  Item 6. Exhibits and Reports on Form 8-K ..............................   11

  Signatures ............................................................   12

                         PART I - FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                              October 30, 1999   January 30, 1999
                                                                              ----------------   ----------------
                                                                                    (Unaudited)
                                      ASSETS

Current assets:
   Cash and cash equivalents ..................................................      $   1,836          $  16,370
   Accounts receivable ........................................................          6,938              2,742
   Inventories ................................................................         57,666             35,339
   Prepaid expenses and other current assets ..................................          8,182              5,622
   Deferred income taxes ......................................................          3,238              2,447
                                                                                     ---------          ---------
     Total current assets .....................................................         77,860             62,520
   Property and equipment, net ................................................         83,702             42,304
   Deferred income taxes ......................................................          5,144              5,144
   Other assets ...............................................................          3,661                793
                                                                                     ---------          ---------
     Total assets .............................................................      $ 170,367          $ 110,761
                                                                                     =========          =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
   Revolving credit facility ..................................................      $  15,139          $       0
   Accounts payable ...........................................................         21,486             13,345
   Accrued expenses, interest and other current liabilities ...................         24,520             13,644
                                                                                     ---------          ---------
     Total current liabilities ................................................         61,145             26,989
Other long-term liabilities ...................................................          3,918              3,165
                                                                                     ---------          ---------
     Total liabilities ........................................................         65,063             30,154
                                                                                     ---------          ---------

                 COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 25,587,772 shares and 24,972,001 shares issued and outstanding, at October 30, 1999 and
   January 30, 1999, respectively .............................................          2,558              2,497
Additional paid-in capital ....................................................         87,151             84,032
Translation adjustments .......................................................             (5)                 0
Retained earnings (accumulated deficit) .......................................         15,600             (5,922)
                                                                                     ---------          ---------
     Total stockholders' equity ...............................................        105,304             80,607
                                                                                     ---------          ---------
     Total liabilities and stockholders' equity ...............................      $ 170,367          $ 110,761
                                                                                     =========          =========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                               Thirteeen Weeks Ended                Thirty-Nine Weeks Ended
                                                               ---------------------                -----------------------
                                                      October 30, 1999    October 31, 1998    October 30, 1999    October 31, 1998
                                                      ----------------    ----------------    ----------------    ----------------
Net sales ........................................            $119,442            $ 82,496            $285,983            $186,509
Cost of sales ....................................              64,935              46,370             165,356             112,978
                                                              --------            --------            --------            --------

Gross profit .....................................              54,507              36,126             120,627              73,531
Selling, general and administrative expenses .....              28,328              18,664              71,777              46,917
Pre-opening costs ................................               1,156                 837               3,124               2,500
Depreciation and amortization ....................               3,310               2,006               9,497               5,477
                                                              --------            --------            --------            --------

Operating income .................................              21,713              14,619              36,229              18,637
Interest expense, net ............................                 324                 222                 135                 381
Other expense, net ...............................                   4                  15                  49                  92
                                                              --------            --------            --------            --------

Income before income taxes .......................              21,385              14,382              36,045              18,164
Provision for income taxes .......................               8,651               5,897              14,526               7,447
                                                              --------            --------            --------            --------
Net income .......................................            $ 12,734            $  8,485            $ 21,519            $ 10,717
                                                              ========            ========            ========            ========

Basic net income per common share ................            $   0.50            $   0.34            $   0.85            $   0.43
Basic weighted average common shares outstanding .              25,539              24,830              25,300              24,752

Diluted net income per common share ..............            $   0.48            $   0.33            $   0.81            $   0.42
Diluted weighted average common shares outstanding              26,680              25,798              26,681              25,742

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                        Thirty-Nine Weeks Ended
                                                                        -----------------------
                                                              October 30, 1999  October 31, 1998
                                                              ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................        $  21,519         $  10,717
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization ..........................            9,497             5,477
     Deferred financing fee amortization ....................               24                18
     Loss on disposals of property and equipment ............              272               338
     Deferred taxes .........................................              (74)            6,542
Changes in operating assets and liabilities:
     Accounts receivable ....................................           (4,196)           (1,299)
     Inventories ............................................          (22,328)          (20,550)
     Prepaid expenses and other current assets ..............           (2,560)             (836)
     Other assets ...........................................           (2,937)             (583)
     Accounts payable .......................................            8,140             5,313
     Accrued expenses, interest and other current liabilities            7,330             4,620
                                                                     ---------         ---------
       Total adjustments ....................................           (6,832)             (960)
                                                                     ---------         ---------
Net cash provided by operating activities ...................           14,687             9,757
                                                                     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases ............................          (46,760)          (15,106)
                                                                     ---------         ---------
Net cash used in investing activities .......................          (46,760)          (15,106)
                                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases ......            2,465               632
Borrowings under revolving credit facility ..................          167,951            90,243
Repayments under revolving credit facility ..................         (152,812)          (85,184)
Payment of obligations under capital leases .................               (2)              (20)
Deferred financing costs ....................................              (63)                0
                                                                     ---------         ---------
Net cash provided by financing activities ...................           17,539             5,671
                                                                     ---------         ---------
     Net decrease in cash and cash equivalents ..............          (14,534)              322
     Cash and cash equivalents, beginning of period .........           16,370               887
                                                                     ---------         ---------
Cash and cash equivalents, end of period ....................        $   1,836         $   1,209
                                                                     =========         =========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest ....................        $     454         $     339
Cash paid during the period for income taxes ................           10,393               756

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 30, 1999. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 30, 1999 included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirty-nine weeks ended October 30, 1999 are not necessarily indicative of operating results for a full fiscal year.

      2. NET INCOME PER COMMON SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.

                                                 Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                 --------------------                 -----------------------
                                         October 30, 1999   October 31, 1998   October 30, 1999   October 31, 1998
                                         ----------------   ----------------   ----------------   ----------------
      Net income .....................        $    12,734        $     8,485        $    21,519        $    10,717
                                              ===========        ===========        ===========        ===========

      Basic shares ...................         25,538,560         24,830,397         25,299,589         24,752,151
      Dilutive effect of stock options          1,141,934            967,489          1,381,290            989,392
                                              -----------        -----------        -----------        -----------
      Dilutive shares ................         26,680,494         25,797,886         26,680,879         25,741,543
                                              ===========        ===========        ===========        ===========

      Antidilutive options ...........            178,150            182,993             64,050            295,564

      Antidilutive options consist of the weighted average of stock options for the respective periods ended October 30, 1999 and October 31, 1998 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

      3. Litigation

Class Action Suits

      The Company has reached an agreement in principle to resolve the federal securities class action litigation which was filed against the Company and others in the United States District Court for the District of New Jersey and the securities litigation filed in Superior Court of New Jersey, Essex County Division. The proposed settlements provide for the payment of $1.7 million in the aggregate and would be funded entirely from insurance proceeds. The proposed federal action settlement requires Court approval. The proposed settlements would have no material impact on the Company.

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

Results of Operations

      The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                      Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                      --------------------                 -----------------------
                                           October 30, 1999     October 31, 1998    October 30, 1999    October 31, 1998
                                           ----------------     ----------------    ----------------    ----------------
  Net sales ..................................        100.0%               100.0%              100.0%              100.0%
  Cost of sales ..............................         54.4                 56.2                57.8                60.6
                                                      -----                -----               -----               -----

  Gross profit ...............................         45.6                 43.8                42.2                39.4
  Selling, general and administrative expenses         23.7                 22.6                25.1                25.2
  Pre-opening costs ..........................          1.0                  1.0                 1.1                 1.3
  Depreciation and amortization ..............          2.7                  2.5                 3.3                 2.9
                                                      -----                -----               -----               -----

  Operating income ...........................         18.2                 17.7                12.7                10.0
  Interest expense, net ......................          0.3                  0.3                 0.1                 0.2
  Other expense, net .........................           --                   --                  --                 0.1
                                                      -----                -----               -----               -----

  Income before income taxes .................         17.9                 17.4                12.6                 9.7
  Provision for income taxes .................          7.2                  7.1                 5.1                 4.0
                                                      -----                -----               -----               -----

  Net income .................................         10.7%                10.3%                7.5%                5.7%
                                                      =====                =====               =====               =====

  Number of stores, end of period ............          282                  203                 282                 203

Thirteen Weeks Ended October 30, 1999 (the "Third Quarter 1999") Compared to Thirteen Weeks Ended October 31, 1998 (the "Third Quarter 1998")

      Net sales increased by $36.9 million, or 45%, to $119.4 million during the Third Quarter 1999 from $82.5 million during the Third Quarter 1998. Net sales for the 21 new stores opened during the Third Quarter 1999, as well as the other stores that did not qualify as comparable stores, contributed $26.3 million of the net sales increase. During the Third Quarter 1999, we continued our expansion strategy of opening new stores in existing and contiguous markets. As of October 30, 1999, we operated 282 stores in 34 states, primarily located in regional shopping malls in the eastern half of the United States, with 30 stores in operation west of the Mississippi River. During the fourth quarter of fiscal 1999, we are opening an additional 11 stores to end the year with 293 stores.

      Our comparable store sales increased 15% and contributed $10.6 million of our net sales increase during the Third Quarter 1999. Comparable store sales increased 18% during the Third Quarter 1998.

      Gross profit increased by $18.4 million to $54.5 million during the Third Quarter 1999 from $36.1 million during the Third Quarter 1998. As a percentage of net sales, gross profit increased to 45.6% during the Third Quarter 1999 from 43.8% during the Third Quarter 1998. The increase in gross profit, as a percentage of net sales, was principally due to higher initial markups achieved through effective product sourcing and the leveraging of store occupancy costs over a higher sales base, partially offset by higher markdowns, higher distribution costs related to the implementation of our new warehouse management system and costs incurred by our new Hong Kong office.

      Selling, general and administrative expenses increased $9.6 million to $28.3 million during the Third Quarter 1999 from $18.7 million during the Third Quarter 1998. Selling, general and administrative expenses were 23.7% of net sales during the Third Quarter 1999 as compared with 22.6% during the Third Quarter 1998. The increase, as a percentage of net sales, was primarily due to increased marketing costs and higher store payroll. Our higher store payroll costs were largely due to higher wage rates.

      During the Third Quarter 1999, pre-opening costs were $1.2 million, or 1.0% of net sales, as compared to $0.8 million, or 1.0% of net sales, during the Third Quarter 1998. We opened 21 stores and 14 stores, during the Third Quarter 1999 and the Third Quarter 1998, respectively. During the Third Quarter 1999, pre-opening costs were favorably impacted by the timing of pre-opening costs which are expensed as incurred.

      Depreciation and amortization amounted to $3.3 million, or 2.7% of net sales, during the Third Quarter 1999, as compared to $2.0 million, or 2.5% of net sales, during the Third Quarter 1998. The increase in depreciation and amortization primarily was a result of increases to our store base and depreciation recorded for our new distribution center and corporate headquarters facility. The increase, as a percentage of net sales, was partially offset by the leveraging of depreciation and amortization expense over a higher sales base.

      Our provision for income taxes for the Third Quarter 1999 was $8.7 million, as compared to a $5.9 million provision for income taxes during the Third Quarter 1998. The increase in our provision for income taxes was attributable to our increased operating income during the Third Quarter 1999.

      We recorded net income of $12.7 million and $8.5 million during the Third Quarter 1999 and Third Quarter 1998, respectively.

Thirty-Nine Weeks Ended October 30, 1999 Compared to Thirty-Nine Weeks Ended October 31, 1998

      Net sales increased $99.5 million, or 53%, to $286.0 million during the thirty-nine weeks ended October 30, 1999 from $186.5 million during the thirty-nine weeks ended October 31, 1998. Net sales for the 73 new stores opened during the thirty-nine weeks ended October 30, 1999, as well as the other stores that did not qualify as comparable stores, contributed $64.9 million of the net sales increase. During the thirty-nine weeks ended October 30, 1999, we entered several new markets in the western and southeastern United States.

      Our comparable store sales increased 21% and contributed $34.6 million of our net sales increase during the thirty-nine weeks ended October 30, 1999. Comparable store sales increased 12% during the thirty-nine weeks ended October 31, 1998.

      Gross profit increased by $47.1 million to $120.6 million during the thirty-nine weeks ended October 30, 1999 from $73.5 million during the thirty-nine weeks ended October 30, 1998. As a percentage of net sales, gross profit increased to 42.2% during the thirty-nine weeks ended October 30, 1999 from 39.4% during the thirty-nine weeks ended October 31, 1998. The increase in gross profit, as a percentage of net sales, was principally due to a higher initial markup achieved through effective product sourcing and the leveraging of store occupancy costs over a higher sales base, partially offset by higher markdowns and costs incurred by our new Hong Kong office.

      Selling, general and administrative expenses increased $24.9 million to $71.8 million during the thirty-nine weeks ended October 30, 1999 from $46.9 million during the thirty-nine weeks ended October 31, 1998. Selling, general and administrative expenses were 25.1% of net sales during the thirty-nine weeks ended October 30, 1999 as compared with 25.2% during the thirty-nine weeks ended October 31, 1998. The decrease, as a percentage of net sales, was primarily due to the leveraging of store and administrative expenses over a higher sales base, partially offset by increased advertising and marketing costs associated with The Children's Place brand development.

      During the thirty-nine weeks ended October 30, 1999, pre-opening costs were $3.1 million, or 1.1% of net sales, as compared to $2.5 million, or 1.3% of net sales, during the thirty-nine weeks ended October 31, 1998. The decrease in pre-opening costs, as a percentage of net sales, during the thirty-nine weeks ended October 30, 1999 reflected the leveraging of such costs over a higher sales base. We opened 73 stores and 48 stores during the thirty-nine weeks ended October 30, 1999 and the thirty-nine weeks ended October 31, 1998, respectively. During the thirty-nine weeks ended October 30, 1999, pre-opening costs were favorably impacted by the timing of pre-opening costs which are expensed as incurred.

      Depreciation and amortization amounted to $9.5 million, or 3.3% of net sales, during the thirty-nine weeks ended October 30, 1999, as compared with $5.5 million, or 2.9% of net sales, during the thirty-nine weeks ended October 30, 1998. The increase in depreciation and amortization primarily was a result of increases in our store base, accelerated depreciation taken in conjunction with store re-fixturings and renovations, and the commencement of depreciation for our new distribution center and corporate headquarters facility. During the thirty-nine weeks ended October 30, 1999, we accelerated depreciation expense by $1.8 million, or 0.6% of net sales, in conjunction with our store re-fixturing and renovation programs. These increases, as a percentage of net sales, were partially offset by the leveraging of depreciation and amortization expense over a higher sales base.

      Our provision for income taxes during the thirty-nine weeks ended October 30, 1999 was $14.5 million, as compared to a provision for income taxes of $7.4 million during the thirty-nine weeks ended October 31, 1998. The increase in our provision for income taxes during the thirty-nine weeks ended October 30, 1999 is due to our increased profitability. During the thirty-nine weeks ended October 30, 1999, we utilized our remaining $0.1 million of net operating loss carryforwards ("NOLs") and we expect to pay the majority of our tax provision in cash. During the thirty-nine weeks ended October 31, 1998, the majority of our tax provision was not paid in cash due to utilization of our NOLs.

      We recorded net income of $21.5 million and $10.7 million during the thirty-nine weeks ended October 30, 1999 and the thirty-nine weeks ended October 31, 1998, respectively.

Liquidity and Capital Resources

Debt Service/Liquidity

      Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday merchandise lines. During the thirty-nine weeks ended October 30, 1999, we have also utilized cash to remodel and furnish our new distribution center and corporate headquarters facility. We have been able to meet our cash needs principally by using cash flows from operations and seasonal borrowings under our working capital revolving credit facility. We have no long-term debt obligations other than obligations under capital leases.

      Our working capital revolving credit facility with Foothill Capital Corporation currently provides for borrowings up to $50.0 million (including a sublimit for letters of credit of $40.0 million). We recently amended the working capital and capital expenditure covenants under our working capital facility to support our growth strategy.

      As of October 30, 1999, we had $15.1 million of borrowings under our working capital facility and had outstanding letters of credit of $14.9 million. Availability under our working capital facility as of October 30, 1999 was $17.1 million. During the Third Quarter 1999, the interest rate charged under our working capital facility for reference rate borrowings was 8.17% per annum and LIBOR borrowings bore interest at 6.80% per annum. As of October 30, 1999, we were in compliance with all of our covenants under our working capital facility.

Cash Flows/Capital Expenditures

      Cash flows provided by operating activities were $14.7 million during the thirty-nine weeks ended October 30, 1999 as compared with $9.8 million during the thirty-nine weeks ended October 31, 1998. During the thirty-nine weeks ended October 30, 1999, cash flows provided by operating activities increased primarily as a result of our improved operating earnings and increases in our current liabilities, partially offset by increases in our current assets.

      Cash flows used in investing activities were $46.8 million and $15.1 million in the thirty-nine weeks ended October 30, 1999 and the thirty-nine weeks ended October 31, 1998, respectively. During the thirty-nine weeks ended October 30, 1999, cash flows used in investing activities represented capital expenditures of approximately $31 million for store openings, remodelings and re-fixturings and approximately $11 million to renovate and furnish our new distribution center and corporate headquarters facility. The remainder of capital expenditures were used for our new warehouse management system, our new point-of-sale ("POS") system and other capital projects.

      In the thirty-nine weeks ended October 30, 1999 and thirty-nine weeks ended October 31, 1998, we opened 73 and 48 stores and remodeled 9 and 3 stores, respectively. We anticipate that total capital expenditures during fiscal 1999 will approximate $55 million, the majority of which we plan to fund from cash flow from operations. During fiscal 1999, we plan to open 84 stores and remodel 11 stores.

      During the Second Quarter 1999, we completed our relocation to our new distribution center and corporate headquarters facility in Secaucus, New Jersey. We expect to make a total cash outlay of approximately $13 million to renovate and furnish our facility, of which approximately $11 million has been spent during the thirty-nine weeks ended October 30, 1999. At the end of July 1999, we commenced utilization of our new warehouse management system. In adapting to this highly automated distribution system, we have experienced delays in the processing of certain merchandise to our stores and continue to make necessary modifications to improve the performance of the system and to improve the flow of merchandise. The total cost of this system was approximately $5 million.

      Cash flows provided by financing activities were $17.5 million and $5.7 million during the thirty-nine weeks ended October 30, 1999 and the thirty-nine weeks ended October 31, 1998, respectively. During the thirty-nine weeks ended October 30, 1999 and the thirty-nine weeks ended October 31, 1998, cash flows provided by financing activities reflected net borrowings under our working capital facility, partially offset by funds received from the exercise of employee stock options and employee stock purchases.

      We believe that cash generated from operations and funds available under our working capital facility will be sufficient to fund our capital and other cash flow requirements and implement our growth plans for at least the next 12 months. Although we are complying, and believe that we will be able to continue to comply with the financial covenants under our working capital facility, we are seeking to provide greater financial flexibility as we implement our growth strategy. Consequently, we have requested an increase in our credit line under our working capital facility and additional amendments to the financial covenants contained in this facility. This request is currently under consideration by Foothill Capital Corporation.

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

      We completed a test of our applications software and we believe that all of our systems are currently Year 2000 compliant. We are currently continuing to test our hardware and software to ensure a smooth transition. During fiscal 1999, we implemented several major systems to support our business, which we believe are all Year 2000 compliant. We have installed a new automated warehouse management system in our new facility, a new general ledger system and a new POS system in approximately 25% of our stores. We plan to install this POS system in the remainder of our stores during fiscal 2000. We have built and tested bridges in our existing POS system to accommodate the Year 2000. We believe our management information systems will be able to provide uninterrupted support for our business during the Year 2000.

      We relied primarily on existing management information systems staff supplemented by outside consultants to modify, replace and test systems for Year 2000 compliance. During fiscal 1998, we incurred external costs of approximately $0.3 million in connection with our Year 2000 compliance and we incurred external costs of approximately $0.1 million during the thirty-nine weeks ended October 30, 1999. We expect to incur a total of $0.2 million in external costs in fiscal 1999. In addition, we utilized approximately $0.4 million in internal management information systems resources during fiscal 1998 and we incurred $0.2 million in internal management information systems resources during the thirty-nine weeks ended October 30, 1999. We expect to utilize a total of $0.3 million in internal management information systems resources in fiscal 1999. The cost of Year 2000 remediation is not expected to have a material adverse impact on our financial position, results of operation or cash flows in future periods.

      We have completed our assessment of the Year 2000 preparedness of our service providers and key suppliers through written communications, oral communications and visual inspection. Despite these efforts, we cannot assure the timely compliance of these service providers and suppliers and may be adversely affected by a failure of a significant third party to become Year 2000 compliant. Additionally, since we procure most of our merchandise from foreign sources, we are also at risk to the extent foreign suppliers and infrastructures are not properly prepared to handle the Year 2000. Contingency plans have been implemented to mitigate the risk of dependence on foreign suppliers and distribution channels through an accelerated receipt of merchandise for the spring 2000 selling season. We anticipate that we will incur approximately $0.2 million in additional inventory carrying costs associated with the earlier receipt of this merchandise. We believe that the accelerated receipt of inventory should mitigate the risk of a material failure to receive our merchandise for re-sale.

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

      As noted above, we have developed and continue to modify our contingency plans which will allow for the continuation of business operations in the event that we or any of our significant suppliers or service providers do not properly address Year 2000 issues. We expect to continue to modify and fine-tune our contingency plans through the fourth quarter of fiscal 1999. Where needed, we will modify our contingency plans based on the ongoing assessment of risk associated with third party suppliers and service providers.

Item 3. Quantitative and Qualitative Disclosures about Market Risks (Not applicable)

                           Part II - Other Information

Item 1. Legal Proceedings

Class Action Suits

            The Company has reached an agreement in principle to resolve the federal securities class action litigation which was filed against the Company and others in the United States District Court for the District of New Jersey and the securities litigation filed in Superior Court of New Jersey, Essex County Division. The proposed settlements provide for the payment of $1.7 million in the aggregate and would be funded entirely from insurance proceeds. The proposed federal action settlement requires Court approval. The proposed settlements would have no material impact on the Company.

Other Litigation

      The Company is also involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        Exhibit
          No.                       Description of Document
          ---                       -----------------------

         10.1 Amendment Number Four dated as of October 30, 1999 between the Company and Foothill Capital Corporation.

         27.1           Financial Data Schedule.

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE CHILDREN'S PLACE
                                               RETAIL STORES, INC.


Date: December 14, 1999                        By:      /s/  Ezra Dabah
                                                   -----------------------------
                                                     Chairman of the Board and
                                                      Chief Executive Officer
                                                   (Principal Executive Officer)


Date: December 14, 1999                        By:      /s/  Seth L. Udasin
                                                   -----------------------------
                                                         Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)