Form 10-K405
period 2000-01-29
CHILDRENS PLACE RETAIL STORES INC
filed 2000-04-28
CIK 1041859

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fifty-two weeks ended January 29, 2000

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-23071

                                   -----------

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

                                   -----------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of voting stock held by non-affiliates was $178,087,079 at the close of business on April 10, 2000.

      Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at April 10, 2000: 25,756,864 shares.

      Documents Incorporated by Reference: None.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           ANNUAL REPORT ON FORM 10-K
                 FOR THE FIFTY-TWO WEEKS ENDED JANUARY 29, 2000
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I
   1.   Business .........................................................    1
   2.   Properties .......................................................   10
   3.   Legal Proceedings ................................................   10
   4.   Submissions of Matters to a Vote of Security Holders .............   11

PART II
   5.   Market for Registrant's Common Equity and Related
          Stockholder Matters ............................................   12
   6.   Selected Financial Data ..........................................   13
   7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................   15
   7A.  Quantitative and Qualitative Disclosures about
          Market Risk ....................................................   20
   8.   Financial Statements and Supplementary Data ......................   20
   9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures ...........................   20

PART III
   10.  Directors and Executive Officers of the Registrant ...............   21
   11.  Executive Compensation ...........................................   23
   12.  Security Ownership of Certain Beneficial Owners and Management ...   28
   13.  Certain Relationships and Related Party Transactions .............   30

PART IV
   14.   Exhibits, Financial Statements and Reports on Form 8-K ..........   31

                                     PART I

ITEM 1. - BUSINESS

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

Overview

            The Children's Place Retail Stores, Inc. is a growing specialty retailer of apparel and accessories for children from newborn to twelve years of age. We design, source and market our products under our proprietary "The Children's Place" brand name for sale exclusively in our stores. Our merchandising objective is to provide our customers with high-quality, fashionable products at prices that represent substantial value relative to our competitors. We seek to position our stores in areas of high pedestrian traffic and design them to be very accessible, inviting and easy-to-shop. As of April 10, 2000, we operated 327 stores in 40 states, located primarily in regional shopping malls. In addition, starting in the fourth quarter of fiscal 1999, we also began selling our merchandise through our world wide website located at www.childrensplace.com.

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

            In fiscal 1996, we began to implement an aggressive store opening campaign to capitalize on our business strengths and our strong store economics. During fiscal 1997, fiscal 1998 and fiscal 1999, we opened 47, 54 and 84 new stores, respectively. Our comparable store sales have increased for each of the past five fiscal years. This has contributed to our overall growth and yielded an increase in our net sales per gross square foot from $292 in fiscal 1995 to $414 in fiscal 1999. Our net sales have increased at a compound annual growth rate of approximately 36% from $122.1 million in fiscal 1995 to $421.5 million in fiscal 1999. Over that same period of time, our operating income margin has increased from 3.3% to 13.7%. During fiscal 2000, we plan to continue our expansion program and plan to open approximately 100 stores. About half of our new store openings in fiscal 2000 will be in existing markets and the remainder will be in new markets, such as on the West Coast of the United States and in Texas. During fiscal 2001, we plan to open an additional 120 stores.

            Our broad merchandise appeal and consistent value pricing result in a highly portable store concept which can operate profitably in a wide variety of geographic and demographic regions. In fiscal 1999, our new stores that were operating for their first full fiscal year generated a cash-on-cash return on investment of approximately 93%. We believe that we have the opportunity to significantly increase our domestic store base from the 327 stores we currently operate as of April 10, 2000.

            We believe that the following strengths have contributed to our success and provide us with a competitive advantage:

      Merchandising Strategy. Our merchandising strategy is built on offering a fashionable collection of interchangeable outfits and accessories to create a coordinated look distinctive to The Children's Place. We offer a focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful feel that we believe distinguishes "The Children's Place" brand. We divide the year into quarterly merchandising seasons: spring, summer, back-to-school and holiday. To continually generate freshness in our stores within each season, we typically introduce a new merchandise line each month. Each season's line is built around a central color palette which includes a stylish assortment of coordinated fashion basic apparel with complementary accessories designed to encourage multiple item purchases and wardrobe building.

      Value Strategy. We offer high-quality clothing and accessories under "The Children's Place" brand name at prices generally 20% to 30% below most of our direct mall-based competitors. We employ this consistent value pricing strategy across our entire merchandise offering, which we believe has enabled us to build a broad and loyal base of customers. To generate increased customer traffic and heightened excitement among our customers, we periodically run promotions on select seasonal merchandise for a limited time.

      Strong Brand Image. We believe that we have built a strong brand image for "The Children's Place" by (1) offering high-quality products, (2) providing a distinctive collection of coordinated and interchangeable outfits and accessories, (3) maintaining a consistent merchandise presentation and an easy-to-shop store layout, (4) emphasizing our distinctive look in our marketing visuals and (5) selling our merchandise exclusively in our stores. We believe these factors foster consumer loyalty to "The Children's Place" brand name. In our continuing efforts to enhance the appeal and recognition of our brand name, we continue to emphasize our logo merchandise. Our logo merchandise bears our "Place," "Place Sport," "P," "Place Jeans" and other "Place" logos. Our goal is to make "The Children's Place" the first name in the minds of consumers when they think of children's apparel.

      Low-Cost Sourcing. We control the design, sourcing and presentation of our products, all of which are marketed under our proprietary brand name. We believe that this control is essential in assuring the consistency and quality of our merchandise and brand image, as well as in our ability to deliver value to our customers. We have established close, long-standing and mutually beneficial relationships with numerous manufacturers, buying agents and trading companies. Through these relationships and our extensive knowledge of manufacturing costs, we are able to maintain strong gross margin levels while offering our customers high-quality products at value prices. We further believe that our integrated merchandise approach, from in-house design to in-store presentation, enables us to identify and respond to market trends, uphold rigorous product quality standards, manage the cost of our merchandise and strengthen our brand name. We opened an office in Hong Kong during fiscal 1999 which we believe enhances our ability to capitalize on new sourcing and supplier opportunities, increases our control over product quality and enables us to respond to changing merchandise trends more effectively and efficiently.

      Experienced Management Team. Our 15-member management team is led by Ezra Dabah who guides the management of The Children's Place using his broad apparel merchandising and buying expertise, which includes more than 15 years in the children's segment of the market. Clark Hinkley, who joined The Children's Place in 1998, further strengthens our management team through his significant experience developed while he served in various management and merchandising positions with The Talbot's, Inc. and Dayton Hudson Corporation. In addition, the other members of our management team have an average of 17 years of retail or apparel industry experience and an average of nine years with The Children's Place. The Children's Place is currently in the process of searching for a new Chief Operating Officer to complete the Company's management team.

      Strong Store Economics. During fiscal 2000 and fiscal 2001, we intend to continue our aggressive store opening campaign and plan to open approximately 100 stores in fiscal 2000 and 120 stores in fiscal 2001. Our store opening campaign capitalizes on our competitive advantages and strong store economics. In fiscal 1999, our new stores that were operating for their first full fiscal year generated a cash-on-cash return on investment of approximately 93%. During fiscal 2000, we plan to open new stores on the West Coast of the United States and in Texas, as well as opening new stores in existing markets.

Merchandising

            Our merchandising strategy is built on offering a collection of interchangeable outfits and accessories to create a coordinated look distinctive to The Children's Place. We offer a focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful look that we believe distinguishes "The Children's Place" brand. We divide the year into quarterly merchandising seasons and within each season we introduce a new merchandise line each month. Approximately 80% of each new line is delivered to the stores for the introduction of each line and the remainder is reserved for replenishment throughout the month.

            To execute our merchandising strategy, we rely on the coordinated efforts of our merchandise management, trend, design and planning teams. These teams, in conjunction with senior management, review our prior season results to determine the specific styles and numbers of products that we will offer in upcoming seasons. Merchandise management selects specific styles for production from the assortment of designs that are created by the design and trend teams. Then, based upon detail specifications including production quantities determined by merchandise management and planning, the sourcing and procurement team arranges for the manufacture of the selected styles.

            Our trend and design teams analyze and interpret current and emerging fashion trends, translating them into a broad selection of children's clothing and accessories in an array of fashionable colors and patterns that are appropriate for upcoming seasons. Work on each of our seasonal lines begins approximately one year before the season, with the gathering of market intelligence on fashion trends. This process involves extensive European and domestic market research, the purchase of samples, media, trade shows, fashion magazines, the services of fashion and color forecast organizations and analysis of prior season performance. After the trend team presents the fashion themes for a coming season, the designers translate those themes into an assortment of fashion basic designs that seek to reflect the fresh and youthful image of "The Children's Place" brand. These interpretations include variations in fabric and other materials, product color, decoration and age-appropriate silhouette. Potential items are designed using computer aided design technology, giving us the opportunity to consider a wide range of style and fashion options. In addition, our Hong Kong office coordinates the production of product samples which enable our merchandising teams to ensure that our merchandise will properly reflect our design concepts.

            The merchandise management team creates a detailed purchasing plan for the season covering each department, category and key basic item, based on historical and current selling trends. The production process takes approximately six months from order confirmation to receipt of merchandise at our distribution facility. The planning team monitors current and future inventory levels on a weekly basis and analyzes sales patterns to predict future demand for various categories. We regularly monitor sales of each style and color and maintain some flexibility to adjust merchandise on order for future seasons or to accelerate delivery of merchandise. The merchandise allocation team is responsible for planning and allocating merchandise to each store based on sales volume levels and other factors.

Sourcing and Procurement

            We combine management's extensive sourcing experience with a cost-based buying strategy in order to lower costs and increase margins. Management believes it has a thorough understanding of the economics of apparel manufacturing, including costs of materials and components. This knowledge enables us to determine the most cost-effective country and manufacturer from which to source each item and obtain low prices. Relying on our supplier relationships and management's knowledge of manufacturing costs, we believe we have been able to arrange for the manufacture of high-quality products at low cost. During fiscal 1999, we opened an office in Hong Kong, which we believe enables us to obtain more favorable material and manufacturing costs and better identify and act on new sourcing and supplier opportunities. Our Hong Kong office also enables us to foster stronger relationships with our suppliers, manufacturers, agents and trading companies in the Far East.

            Our sourcing team makes on-site visits to our independent agents and various manufacturers to negotiate product costs, finalize technical specifications of each product and confirm delivery of merchandise manufactured to our specifications. Our apparel is produced to our specifications by more than 100 independent manufacturers located primarily in the Far East and elsewhere in Asia. To support our growing inventory needs and to control merchandise costs, we continue to pursue global sourcing opportunities and consider product cost and quality, reliability of the manufacturer, and product lead times, among other factors.

            We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars. We are parties to agency agreements with commissioned independent agents to oversee production, assist in sourcing and pre-production approval, quality inspection and ensuring timely delivery of merchandise. We also purchase approximately 35% of our merchandise through a Hong Kong-based trading company, with which we have no formal written agreement. This trading company is responsible for most of our procurements from manufacturers located in Hong Kong, Cambodia, China, the Philippines and Macau. Although they are not contractually obligated to do so, the Hong Kong-based trading company, and a commissioned independent agent in Taiwan through which we purchase approximately 30% of our products, each have exclusive arrangements with The Children's Place. We have developed long-term, continuous relationships with key individual manufacturers and material suppliers which have yielded numerous benefits, including quality control and low costs, and have afforded us flexible working arrangements and a steady flow of merchandise supply. The establishment of our Hong Kong office has enabled us to strengthen these relationships, facilitate the development of new ones and improve quality control and product costs.

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

            To ensure quality and promote consumer confidence in our products, we augment our manufacturers testing requirements with our own, in-house quality assurance laboratory to test and evaluate fabric, trimming materials and pre-production samples against a comprehensive range of physical performance standards before production begins. The quality control personnel of our independent agents and trading company visit the various manufacturing facilities to monitor and improve the quality control and production process. These efforts are augmented by our director of quality control and our Hong Kong office. With this focus on pre-production quality approval, we are generally able to detect and correct quality-related problems before bulk production begins. We do not accept our finished apparel products until each purchase order receives formal certification of compliance from our agents' inspectors. The opening of our Hong Kong office has enhanced our quality control by enabling us to monitor component and manufacturing quality at close range and address related problems at an early stage.

Company Stores

      Existing Stores. As of April 10, 2000, we operated 327 stores in 40 states, primarily located in the eastern half of the United States, with

49 stores in operation west of the Mississippi River. Most of our stores are clustered in and around major metropolitan areas. Our stores are concentrated in major regional malls, with the exception of 27 outlet stores and 29 street and strip center stores. The following table sets forth the number of stores in each state as of April 10, 2000:

STATE                                                                      # OF
-----                                                                     STORES
                                                                          ------

Alabama .................................................................    2
Arkansas ................................................................    1
California ..............................................................    4
Colorado ................................................................    4
Connecticut .............................................................    8
Delaware ................................................................    3
Florida .................................................................    9
Georgia .................................................................   13
Illinois ................................................................   24
Indiana .................................................................    7
Iowa ....................................................................    3
Kansas ..................................................................    4
Kentucky ................................................................    4
Louisiana ...............................................................    3
Maine ...................................................................    3
Maryland ................................................................   13
Massachusetts ...........................................................   16
Michigan ................................................................   14
Minnesota ...............................................................    6
Mississippi .............................................................    1

STATE                                                                      # OF
-----                                                                     STORES
                                                                          ------

Missouri ................................................................    7
Nebraska ................................................................    2
New Hampshire ...........................................................    4
New Jersey ..............................................................   25
New York ................................................................   51
Nevada ..................................................................    1
North Carolina ..........................................................    9
Ohio ....................................................................   14
Oregon ..................................................................    3
Pennsylvania ............................................................   22
Rhode Island ............................................................    1
South Carolina ..........................................................    6
South Dakota ............................................................    1
Tennessee ...............................................................    9
Texas ...................................................................    5
Utah ....................................................................    4
Virginia ................................................................   14
Washington ..............................................................    3
West Virginia ...........................................................    1
Wisconsin ...............................................................    3

      Store Environment. Our prototype store is approximately 4,100 square feet and features a design that incorporates light wood floors, fixtures and trim. The store is brightly lit, featuring floor-to-ceiling glass windows that allow our colorful fashions to attract customers from the outside. A customized grid system throughout the store's upper perimeter displays featured merchandise, marketing photographs and key basic item prices. Each merchandise line is displayed as a separate collection of coordinated fashion basic items, with matching accessories. We continually refine our merchandise presentation strategy to improve the shopping experience of our customers. In fiscal 1999, we installed new fixtures and display tables and implemented a new departmental structure that allowed us to simplify and facilitate The Children's Place shopping experience and present our merchandise more clearly. We believe that our merchandise presentation effectively displays "The Children's Place" distinctive look and creates a visually attractive selling environment that maximizes customer convenience and encourages the purchase of multiple items.

            To achieve uniform merchandise presentation and to maximize sales of coordinated items, store management is provided monthly with detailed visual store plans that specify merchandise placement. Standardization of store design, merchandise presentation and window displays also promotes effective usage and productivity of selling space and maximizes customer convenience in merchandise selection. By seeking a uniform appearance in store design and merchandise presentation, we believe that we are able to maintain and enhance "The Children's Place" brand image.

            Our outlet stores generally measure in excess of 5,000 square feet and represent approximately 8% of our store base. Our outlet stores are located in outlet centers and are strategically placed within each market to serve as a vehicle to consolidate markdown merchandise from our other stores. Our street and strip center locations represent approximately 9% of our store base and provide opportunities for further penetration in established markets and generate significant customer traffic.

      Store Operations. Our store operations are directed by our Vice President of Store Operations, regional and district managers. Individual stores are managed by a store manager and up to three co-managers depending on sales volume. A typical store employs one to two full-time sales associates and several part-time sales associates. We hire additional part-time associates based on seasonal needs.

            Regional and district managers spend a majority of their work week on store selling floors, providing direction, motivation, training and support to store personnel. Store managers are responsible for achieving planned store sales goals, staff scheduling, training and supervising customer service, store presentation standards, payroll productivity and inventory shrink. To maximize selling productivity, we engage in an ongoing process of training management and sales associates in the areas of customer service, selling skills, merchandise presentation, procedures and controls, utilizing visual aids, training manuals and training workshops.

            In order to motivate our regional, district and store managers, we offer an incentive compensation plan. Under the plan, managers of our stores who meet planned monthly goals for sales, payroll productivity and inventory shrink are awarded a bonus based upon the amount by which their respective stores exceed such targets. District and regional managers receive bonuses based upon the incentive compensation awarded to their store managers and management turnover.

            Management maintains a high level of communication between our corporate headquarters and stores. Frequent communication downloads through the point-of-sale ("POS") registers, biweekly mail packs to each store, voicemail, electronic mail and regional manager conference calls augment the frequent store visits by the regional and district managers. In addition, home office and district manager meetings engender a strong team culture.

Store Expansion Program

            In fiscal 1996, we began to implement an aggressive growth strategy designed to capitalize on our business strengths and strong store economics. In the last three fiscal years we increased our number of stores from 108 to 293, opening 47, 54 and 84 stores in fiscal 1997, fiscal 1998 and fiscal 1999, respectively. In fiscal 1999, new stores for which fiscal 1999 was the first full year of operations had average net sales of approximately $1.4 million. The average investment for these stores, including capital expenditures (net of landlord contribution), initial inventory (net of merchandise payables) and pre-opening was approximately $379,000. In fiscal 1999, store level operating cash flow for these stores was approximately $352,000, yielding a cash on cash return on investment of approximately 93%.

            Our expansion strategy focuses primarily on mall-based locations. The regional malls which we target are typically high volume centers, generally having at least three department stores or other anchor tenants and various specialty retailers, as well as several entertainment features (such as restaurants, a food court and/or movie theaters). We conduct on-site visits and analyses of potential store sites, taking into account the performance of other specialty retail tenants, the anchor stores and other stores, the size, type and average sales per square foot of the mall and the demographics of the surrounding area. Our most important considerations in evaluating a store location within a mall are placement of the store relative to mall traffic patterns and proximity to other children's retailers. In addition, we continuously evaluate opportunities to add stores in other types of locations, including street locations and strip and outlet centers.

            We intend to continue our store expansion program and currently plan to open approximately 100 stores in fiscal 2000 and 120 stores in fiscal 2001. About half of these new store openings will be in existing markets and the remainder will be in new markets, such as on the West Coast of the United States and in Texas. During fiscal 2000, The Children's Place will become a national retailer with stores in operation in more than forty states. As of April 10, 2000, we have opened 34 stores and executed leases on substantially all of the 100 stores we plan to open in fiscal 2000.

Electronic Commerce

            During the fourth quarter of fiscal 1999, we began selling our merchandise through our world wide website located at www.childrensplace.com. To launch and provide day-to-day management of our website, an electronic commerce ("E-Commerce") department was established in fiscal 1999. Our E-Commerce strategy is to provide a seamless brick and click shopping experience for our customers. We use an E-Commerce service provider and third party fulfillment center to process our website orders. Our E-Commerce service provider hosts our website, accepts customer orders, routes orders to our third party fulfillment center and bills the customer's credit card.

Marketing

      Advertising and Promotion. We strive to enhance our reputation and image in the market place and build recognition and equity in "The Children's Place" brand name by advertising our image, product and value message through in-store marketing and direct mail. In fiscal 1999, we increased our direct mail marketing efforts. These mailings were designed to increase sales, promote brand loyalty and create customer excitement. We plan to further increase our direct mail efforts in fiscal 2000. In addition, our direct marketing efforts were supplemented by advertising our image, product and value messages through in-store photographs, signage and product displays. We are considering the utilization of broadcast, outdoor advertising and print media during the latter half of fiscal 2000.

      Private Label Credit Card. We view our private label credit card as an important marketing and communication tool. Pursuant to a merchant services agreement, private label credit cards are issued to our customers for use exclusively at our stores and credit is extended to such customers on a non-recourse basis to The Children's Place. Sales on the private label credit card accounted for approximately 11% of our fiscal 1999 net sales. We believe that our private label credit card promotes affinity and loyalty among those customers who use the card and facilitates communication with such customers through delivery of coupons and promotional materials. Our average dollar sale to customers using "The Children's Place" card has been substantially higher than our overall average dollar sale.

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

      We are committed to utilizing technology to further enhance our competitive position. During fiscal 1999, we installed an automated warehouse management system in connection with the relocation of our distribution center. We also commenced a rollout of new POS software and hardware and upgraded our back office software during fiscal 1999 to enhance customer service and communication between our corporate headquarters and our stores. We completed our POS rollout in the first quarter of fiscal 2000.

Logistics

      In July 1999, we relocated to a 204,000 square foot distribution center and corporate headquarters facility in Secaucus, New Jersey. In conjunction with our move, we also implemented a new automated warehouse management system, which employs radio frequency technology and an automated conveyor system. During fiscal 2000, we plan to lease a distribution center on the West Coast to support merchandise distribution for our stores in the western half of the United States. We expect this new facility to be operational in fiscal 2001.

Competition

      The children's apparel retail business is highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Too, Inc., J.C. Penney Company, Inc., Sears, Roebuck and Co. and other department stores that sell children's apparel and accessories, as well as certain discount stores such as Wal-Mart Stores, Inc., Kmart Corporation, Target Corporation and Kids "R" Us (a division of Toys "R" Us, Inc.). We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and internet retailers. One or more of our competitors are present in substantially all of the malls in which we have stores. Many of our competitors are larger than The Children's Place or have access to significantly greater financial, marketing and other resources than we have.

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

Trademarks and Service Marks

      "The Children's Place," "Baby Place," "Place," "The Place," "TCP" and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office. The registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We are taking steps to register our trademarks in certain foreign countries. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.

Employees

      As of April 10, 2000, we had approximately 1,866 full-time employees, of whom approximately 467 are based at our distribution center and corporate headquarters, and approximately 3,907 part-time employees. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Risk Factors

      Investors in the Company should consider the following risk factors as well as the other information contained herein.

Inability to Sustain Aggressive Growth Strategy

      Our net sales have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, due to increases in our comparable store sales. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate new stores successfully and to manage a larger business profitably. We anticipate opening approximately 100 stores during fiscal 2000 and 120 stores during fiscal 2001.

      We are subject to a variety of business risks generally associated with rapidly growing companies. Our ability to open and operate new stores successfully depends on many factors, including, among others, the availability of suitable store locations, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to successfully integrate new stores into our existing operations, the ability to hire and train store personnel and the ability to recognize and respond to regional and climate-related differences in our customer preferences.

      We cannot assure you that we will be able to continue to achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. In addition, as our business grows, we anticipate that we will not be able to sustain the current annual growth rate of our store base of approximately 40%. Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings. Furthermore, we need to continually evaluate the adequacy of our store management and our management information and distribution systems to manage our planned expansion. Any failure to successfully and profitably execute our expansion plans could have a material adverse effect on our business.

      We expect to spend approximately $50 million in fiscal 2000 on capital expenditures. We believe that cash generated from operations and funds available under our working capital facility will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. However, it is possible that as we continue to grow we may be required to seek additional funds for our capital and other cash flow needs, and we cannot assure you that we will be able to obtain such funds.

Potential Disruptions in Receiving and Distribution

      Our merchandise is shipped directly from manufacturers through freight consolidators to our distribution center in Secaucus, New Jersey. Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and our effective management of our distribution facility. During fiscal 1999, we experienced certain start-up delays in the shipping of merchandise to our stores from our new, highly automated distribution system. Although we have continued to make necessary modifications to improve the performance of the system and improve the flow of merchandise to our stores, we cannot assure you that we will not experience shipment delays in the future. During fiscal 2000, we also plan to lease a distribution center on the West Coast to support merchandise distribution for our stores in the western half of the United States. We cannot assure you that we have anticipated, or will be able to anticipate, all of the changing demands which our expanding operations will impose on our receiving and distribution systems. We also cannot assure you that we will not experience start-up delays or other difficulties with our West Coast distribution center. Furthermore, it is possible that events beyond our control, such as a strike or other disruption affecting the parcel service that delivers substantially all of our merchandise to our stores, could result in delays in delivery of merchandise to our stores. Any such event could have a material adverse effect on our business.

Need to Anticipate and Respond to Merchandise Trends

      Our continued success will depend in part on our ability to anticipate and respond to fashion trends and consumer preferences. Our design, manufacturing and distribution process generally takes up to one year, during which time fashion trends and consumer preferences may change. Failure to anticipate, identify or respond to future fashion trends, may adversely affect customer acceptance of our products or require substantial markdowns, which could have a material adverse effect on our business. In addition, certain public school districts in various markets in which we have stores are increasingly requiring that their grade school students wear uniforms, which may have a material adverse effect on our business.

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

Dependence on Unaffiliated Manufacturers and Independent Agents

      We do not own or operate any manufacturing facilities and therefore are dependent upon independent third parties for the manufacture of all of our products. Our products are currently manufactured to our specifications, pursuant to purchase orders, by more than 100 independent manufacturers located primarily in the Far East and elsewhere in Asia. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. In addition, we have no formal written agreement with the Hong Kong-based trading company through which we purchase approximately 35% of our products. We also purchase approximately 30% of our products from a single agent in Taiwan, which has an exclusive arrangement with us. Although we believe that we have established close relationships with our principal manufacturers and independent agents, the inability to maintain such relationships or to find additional sources to cover future growth could have a material adverse effect on our business.

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

Effect of Fluctuations in Quarterly Results and Seasonality on Income

      As is the case with many apparel retailers, we experience seasonal fluctuations in our net sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. For example, in fiscal 1999, 22%, 18%, 28% and 32% of our net sales for stores open for the full fiscal year occurred in the first, second, third and fourth quarters, respectively. In the past, we have experienced second quarter losses and it is possible for us to experience second quarter losses in the future. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday and weak sales during this period could have a material adverse effect on our business. Our third quarter results are heavily dependent upon back-to-school sales and our fourth quarter results are heavily dependent upon sales during the holiday season. Weak sales during either of these periods could have a material adverse effect on our business.

      Our quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including the timing of new store openings and related pre-opening and other start-up costs, net sales contributed by new stores, increases or decreases in comparable store sales, weather conditions, shifts in the timing of certain holidays, changes in our merchandise mix and overall economic conditions. Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. In addition, because our expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in our net income.

Changes in Comparable Store Sales Results from Period to Period

      Numerous factors affect our comparable store sales results including, among others, weather conditions, fashion trends, merchandise assortment, the retail sales environment, economic conditions and our success in executing our business strategy. Our quarterly comparable store sales results have fluctuated significantly in the past and we anticipate that our quarterly comparable store sales will continue to fluctuate in the future. In addition, we do not expect our comparable store sales to continue to increase at rates similar to those experienced in fiscal 1999. Moreover, comparable store sales for any particular period may decrease in the future. Comparable store sales results are often followed closely by the investment community and significant fluctuations in such results may affect the price of our Common Stock. Any such variations in our comparable store sales results could have a material adverse effect on our business and on the market price of our Common Stock.

Risk of Geographic Expansion

      Most of our stores are located in the eastern half of the United States, with 49 stores, representing 15% of our stores, in operation west of the Mississippi River as of April 10, 2000. During fiscal 2000, we plan to open approximately 100 stores, with about half of these stores in existing markets and the remainder in new markets, such as on the West Coast of the United States and in Texas. As a result, our growth strategy for fiscal 2000 will increase our susceptibility to differences in demographic and population characteristics, regional economic conditions, climate and other weather-related conditions, consumer preferences and other geographical factors. We cannot assure you that, as we expand into new regions, we will be able to achieve results comparable to those we have achieved in prior periods in regions where we already conduct business.

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

Dependence on Key Personnel

      The leadership of Ezra Dabah, our Chief Executive Officer and Chairman of the Board has been instrumental in our success. The loss of the services of Mr. Dabah could have a material adverse effect on our business. In addition, Clark Hinkley, who joined the Company in 1998 as our Executive Vice President, Merchandising, has also been an important member of our senior management team. The loss of his services could also have a material adverse effect on our business. We have entered into employment agreements with Messrs. Dabah and Hinkley, but we cannot assure you that we will be able to retain their services. The Company is currently in the process of searching for a new Chief Operating Officer to complete our management team. We cannot assure you that we will be successful in our search or that the absence of a Chief Operating Officer will not have a material adverse effect on our business. In addition, other members of management have substantial experience and expertise in our business and have made significant contributions to its growth and success. The loss of services of one or more of these individuals, or the inability to attract additional qualified managers or other personnel as we grow, could have a material adverse effect on our business. We are not protected by any key-man or similar life insurance for any of our executive officers.

Competition

      The children's apparel retail business is highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Too, Inc., J.C. Penney Company, Inc., Sears, Roebuck and Co. and other department stores that sell children's apparel and accessories, as well as certain discount stores such as Wal-Mart Stores, Inc., Kmart Corporation, Target Corporation and Kids "R" Us (a division of Toys "R" Us, Inc.). We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and internet retailers. One or more of our competitors are present in substantially all of the malls in which we have stores. Many of our competitors are larger than The Children's Place and have access to significantly greater financial, marketing and other resources than we have. We cannot assure you that we will be able to compete successfully against existing or future competition.

Control by Certain Stockholders

      As of April 10, 2000, Ezra Dabah and certain members of his family beneficially own 8,830,301 shares of our Common Stock, constituting approximately 34.2% of the outstanding Common Stock. Two funds managed by Saunders Karp & Megrue, L.P. ("SKM"), The SK Equity Fund, L.P. and SK Investment Fund, L.P. (collectively, the "SK Funds"), own 6,704,053 shares or approximately 26.0% of the outstanding Common Stock. Under a stockholders agreement, the SK Funds and certain other stockholders, who own in the aggregate a majority of the outstanding Common Stock, have agreed to vote for the election of two nominees of the SK Funds and three nominees of Ezra

Dabah to our Board of Directors in any election of directors. As a result, the SK Funds and Ezra Dabah are, and will continue to be, able to control the election of our directors. In addition, if the SK Funds and Mr. Dabah were to vote together, they would be able to determine the outcome of any matter submitted to a vote of our stockholders for approval.

Uncertainty of Net Operating Loss Carryforwards

      We utilized $11.6 million, $8.6 million, $38.4 million and $1.6 million of our net operating loss carryforwards ("NOLs") to offset taxable income that we earned in our 1996, 1997, 1998 and 1999 taxable years, respectively. As the amount and availability of these NOLs are subject to review by the Internal Revenue Service, we cannot assure you that the NOLs will not be reduced or their use limited as the result of an audit of our tax returns. If the amount of these NOLs were reduced or their availability limited, we could be liable for additional taxes with respect to our 1996 through 1999 taxable years. Any such reduction or restriction could have a material adverse effect on our business.

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

ITEM 2. - PROPERTIES

      During the first half of fiscal 1999, we leased a 90,000 square foot distribution facility and corporate headquarters in West Caldwell, New Jersey supplemented by an approximately 35,000 square foot facility in Fairfield, New Jersey. In July 1999, we relocated to a 204,000 square foot distribution center and corporate headquarters facility in Secaucus, New Jersey.

      All of our existing store locations are leased by us, with lease terms expiring between 2000 and 2014 and with an average unexpired lease term of 7.6 years. The leases for most of our existing stores are for terms of ten years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. Leases for future stores will likely include similar contingent rent provisions.

ITEM 3. - LEGAL PROCEEDINGS

Stockholder Litigation

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is listed on the Nasdaq National Market under the symbol "PLCE." The following table sets forth the range of high and low closing sales prices on the Nasdaq National Market of our Common Stock for the calendar periods indicated.

                                                      High        Low
                                                      ----        ---

         1997
         Third Quarter (from September 19, 1997)   $  15.75   $  14.13
         Fourth Quarter ........................      14.25       4.44

         1998
         First Quarter .........................       9.06       5.06
         Second Quarter ........................      11.38       8.13
         Third Quarter .........................      11.00       8.06
         Fourth Quarter ........................      25.13       9.13

         1999
         First Quarter .........................      33.25      23.56
         Second Quarter ........................      48.63      27.38
         Third Quarter .........................      52.56      25.63
         Fourth Quarter ........................      32.00      13.69

      On April 10, 2000, the last reported sale price of our Common Stock was $18.13 per share. As of April 10, 2000, there were approximately 4,200 holders of record of our Common Stock.

      We have never paid dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future. Our Board of Directors presently intends to retain any future earnings of The Children's Place to finance our operations and the expansion of our business. Our working capital facility prohibits any payment of dividends. Any determination in the future to pay dividends will depend upon our earnings, financial condition, cash requirements, future prospects, covenants in our working capital facility and any future debt instruments and such other factors as the Board of Directors deems appropriate at the time.

ITEM 6. - SELECTED FINANCIAL DATA

      The following table sets forth certain historical financial and operating data for The Children's Place. The selected historical financial data is qualified by reference to, and should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto included elsewhere in this report. Certain prior fiscal year balances set forth below have been reclassified to conform to fiscal 1999 presentation.

                                                                                    Fiscal Year Ended (1)
                                                                                    ---------------------
                                                            January 29,  January 30,  January 31,  February 1,   February 3,
                                                               2000         1999         1998         1997          1996
                                                            ---------    ---------    ---------     ---------     ---------
Statement of Operations Data (in thousands,
  except per share data):
Net sales ...............................................   $ 421,496    $ 283,853    $ 192,557     $ 143,838     $ 122,060
Cost of sales ...........................................     241,188      166,449      123,556        90,071        83,434
                                                            ---------    ---------    ---------     ---------     ---------
Gross profit ............................................     180,308      117,404       69,001        53,767        38,626
Selling, general and administrative expenses ............     105,137       70,313       46,451        35,966        30,757
Pre-opening costs .......................................       3,485        3,030        2,127           982           311
Depreciation and amortization ...........................      13,849        8,607        5,958         4,017         3,496
                                                            ---------    ---------    ---------     ---------     ---------
Operating income ........................................      57,837       35,454       14,465        12,802         4,062
Interest expense, net ...................................         346          324        2,647         2,884         1,925
Other expense, net ......................................          54          110          139           396           447
                                                            ---------    ---------    ---------     ---------     ---------
Income before income taxes and
   extraordinary loss ...................................      57,437       35,020       11,679         9,522         1,690
Provision (benefit) for income taxes (2) ................      22,388       14,358        4,695       (20,919)           36
                                                            ---------    ---------    ---------     ---------     ---------
Income before extraordinary loss ........................      35,049       20,662        6,984        30,441         1,654
Extraordinary loss (3) ..................................           0            0        1,743             0             0
                                                            ---------    ---------    ---------     ---------     ---------
Net income ..............................................   $  35,049    $  20,662    $   5,241     $  30,441     $   1,654
                                                            =========    =========    =========     =========     =========

Diluted income per common share before extraordinary loss   $    1.32    $    0.80    $    0.29
                                                            ---------    ---------    ---------

Extraordinary loss ......................................        0.00         0.00        (0.07)
                                                            ---------    ---------    ---------

Diluted net income per common share (4) .................   $    1.32    $    0.80    $    0.22
                                                            =========    =========    =========

Diluted weighted average common shares outstanding (4) ..      26,648       25,909       24,358

Selected Operating Data:
Number of stores open at end of period ..................         293          209          155           108            91
Comparable store sales increase (5) (6) .................         15%          14%           2%            9%           10%
Average net sales per store (in thousands) (6) (7) ......   $   1,656    $   1,569    $   1,487     $   1,479     $   1,362
Average square footage per store (8) ....................       4,140        4,055        4,123         4,284         4,528
Average net sales per gross square foot (6) (9) .........   $     414    $     382    $     350     $     335     $     292

                                                            January 29,  January 30,  January 31,  February 1,   February 3,
                                                               2000         1999         1998         1997          1996
                                                            ---------    ---------    ---------     ---------     ---------
Balance Sheet Data (in thousands):
Working capital (deficit) ...............................   $  27,340    $  35,531    $  20,238     $  11,951     $ (17,630)
Total assets ............................................     170,959      110,761       79,353        64,479        32,073
Long-term debt ..........................................           0            2           26        20,504        15,735
Stockholders' equity (deficit) ..........................     120,066       80,607       58,467        27,298       (11,735)

                                                   (footnotes on following page)

-----------

(1) All references to our fiscal years refer to the 52- or 53-week year ended on the Saturday nearest to January 31 of the following year. For example, references to fiscal 1999 mean the fiscal year ended January 29, 2000. Fiscal 1995 was a 53-week year.

(2) The provision (benefit) for income taxes for fiscal 1996 reflected the reversal of a valuation allowance of $21.0 million on a net deferred tax asset.

(3) The extraordinary loss in fiscal 1997 represented the write-off of unamortized deferred financing costs and unamortized debt discount as a result of the repayment of long-term debt in conjunction with our initial public offering in September 1997.

(4) Diluted net income per common share is calculated by dividing net income by the diluted weighted average common shares and common share equivalents outstanding. The weighted average common shares outstanding and common share equivalents used in computing diluted net income per common share for fiscal 1997 are based on the number of common shares and common share equivalents as if our recapitalization at the time of our initial public offering had occurred on the first day of fiscal 1997. During and prior to the fiscal year ended February 1, 1997, our Common Stock was not publicly traded and due to significant changes in our capital structure resulting from a private placement of our Common Stock in July 1996, earnings per share for that year and earlier periods is not presented due to a lack of comparability.

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

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

      The Children's Place Retail Stores, Inc. is a specialty retailer of apparel and accessories for children from newborn to twelve years of age. As of April 10, 2000, we operated 327 stores in 40 states, located primarily in regional shopping malls. In addition, starting in the fourth quarter of fiscal 1999, we also began selling our merchandise through our world wide website located at www.childrensplace.com.

      In 1996, we began to implement an aggressive growth strategy designed to capitalize on our business strengths and strong store economics. During fiscal 1997, fiscal 1998 and fiscal 1999, we opened a total of 47, 54 and 84 new stores, respectively. We intend to continue our expansion program and currently plan to open approximately 100 stores in fiscal 2000 and 120 stores in fiscal 2001. During fiscal 2000, approximately half of our new stores will be in existing markets and the remainder will be in new markets, such as on the West Coast of the United States and in Texas.

      Our net sales have grown significantly during the past several years, primarily as a result of new store openings and, to a lesser extent, increases in comparable store sales. We reported comparable store sales growth over prior years of 2%, 14% and 15% during fiscal 1997, fiscal 1998 and fiscal 1999, respectively. We believe that these increases were primarily the result of successful merchandising and operational programs, together with well-positioned store real estate. We do not expect our comparable store sales to continue to increase at rates similar to those experienced over the last two years.

      In order to support our aggressive growth strategy, we continually assess and strengthen our administrative infrastructure and our management information and distribution systems. Over the last three years, we have added resources in virtually all of our administrative functions to support our present and planned store growth.

      During the second quarter of fiscal 1999, we implemented an automated warehouse management system in conjunction with our move to a larger distribution center and corporate headquarters in Secaucus, New Jersey. This relocation supported our need for additional space for our distribution center and administrative staff. In adapting to our new highly automated distribution system, we experienced certain start-up delays in processing merchandise to our stores. Since the second half of fiscal 1999, we have continued to make necessary modifications to increase the performance of the system and improve the flow of merchandise. Despite our start-up delays, our new warehouse management system has enabled us to ship merchandise more efficiently than our former manual process. During fiscal 2000, we plan to lease a distribution center on the West Coast to support merchandise distribution for our stores in the western half of the United States. We expect this facility to be operational in fiscal 2001.

      During fiscal 1999, we established an electronic commerce ("E-Commerce") department to launch and manage sales generated from our website, www.childrensplace.com. Our internal staff is supported by outside web design consultants, an outsourced E-Commerce service provider and a third party fulfillment center.

      In fiscal 1999, we upgraded the display fixtures and other elements of our store design in approximately two-thirds of our existing stores, in order to simplify and enhance the shopping experience of our customers and to increase our sales productivity. In conjunction with the upgrade of our display fixtures, we also implemented a new merchandise presentation strategy for our fiscal 1999 back-to-school season. We reduced our merchandise presentation from five major departments down to three: boys, girls and baby. This new format enabled us to reduce duplicate stock keeping units ("SKU's") and sizes within each store, while also providing a clearer merchandise statement and more space for our customers to shop.

      We also opened our Hong Kong office, through a wholly-owned Hong Kong subsidiary, to enable us to capitalize on new sourcing and supplier opportunities, increase our quality assurance standards and enable us to respond to changing merchandise trends more effectively and efficiently. Our Hong Kong office also co-ordinates the production of samples which helps to ensure our merchandise properly reflects our design concepts.

      In order to promote "The Children's Place" image and brand name, we increased our direct mail marketing efforts throughout fiscal 1999. These mailings were designed to increase sales, promote brand loyalty and create customer excitement. We plan to further increase our direct mail efforts in fiscal 2000. During the second half of fiscal 2000, we are considering the utilization of broadcast, outdoor advertising and print media to promote our image and increase customer brand awareness.

      During fiscal 2000, we plan to focus our efforts on the opening of approximately 100 stores, the implementation of our new West Coast distribution facility, expanded marketing of our brand, as well as an ongoing assessment of our administrative infrastructure, management information and distribution systems to support our growing business.

Results of Operations

      The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                                     Fiscal Year Ended
                                                           ------------------------------------------
                                                           January 29,    January 30,     January 31,
                                                              2000           1999            1998
                                                           -----------    -----------     -----------
Net sales ...........................................         100.0%         100.0%         100.0%
Cost of sales .......................................          57.2           58.6           64.2
                                                              -----          -----          -----
Gross profit ........................................          42.8           41.4           35.8
Selling, general and administrative expenses ........          25.0           24.8           24.1
Pre-opening costs ...................................           0.8            1.1            1.1
Depreciation and amortization .......................           3.3            3.0            3.1
                                                              -----          -----          -----
Operating income ....................................          13.7           12.5            7.5
Interest expense, net ...............................           0.1            0.1            1.4
Other expense, net ..................................            --            0.1            0.1
                                                              -----          -----          -----
Income before income taxes and extraordinary loss ...          13.6           12.3            6.0
Provision for income taxes ..........................           5.3            5.0            2.4
Extraordinary loss ..................................            --             --            0.9
                                                              -----          -----          -----
Net income ..........................................           8.3%           7.3%           2.7%
                                                              =====          =====          =====
Number of stores, end of period .....................           293            209            155

Year Ended January 29, 2000 Compared to Year Ended January 30, 1999

      Net sales increased by $137.6 million, or 48%, to $421.5 million during fiscal 1999 from $283.9 million during fiscal 1998. Net sales for the 84 new stores opened, as well as other stores that did not qualify as comparable stores, contributed $99.0 million of the sales increase. As of January 29, 2000, The Children's Place operated 293 in 34 states primarily located in regional shopping malls. Our comparable store sales increased 15% and contributed $38.6 million to the net sales increase during fiscal 1999. Comparable store sales increased 14% during fiscal 1998. Our fiscal 1999 comparable store sales increase was experienced across all major merchandise departments.

      Gross profit increased by $62.9 million to $180.3 million during fiscal 1999 from $117.4 million in fiscal 1998. As a percentage of net sales, gross profit increased to 42.8% during fiscal 1999 from 41.4% during fiscal 1998. The increase in gross profit, as a percentage of net sales, was principally due to higher initial markups achieved through effective product sourcing and the leveraging of store occupancy costs over a higher sales base, partially offset by higher markdowns, higher distribution costs and costs incurred by our new Hong Kong office. Our higher distribution costs can be attributed to the implementation of our new warehouse system and increased freight costs, due to the increased number of stores in operation west of the Mississippi River.

      Selling, general and administrative expenses increased $34.8 million to $105.1 million during fiscal 1999 from $70.3 million during fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 25.0% of net sales during fiscal 1999 from 24.8% of net sales during fiscal 1998. During fiscal 1999, selling, general and administrative expenses were unfavorably impacted by start-up costs and marketing expenses associated with the launch of our E-Commerce website, www.childrensplace.com during the fourth quarter of fiscal 1999, and increased marketing expenses. The increase in selling, general and administrative expenses, as a percentage of net sales, were partially offset by the leveraging of store and administrative expenses over a higher sales base.

      During fiscal 1999, pre-opening costs were $3.5 million, or 0.8% of net sales, as compared to $3.0 million, or 1.1% of net sales, during fiscal 1998. The increase in pre-opening costs in fiscal 1999 reflected the opening of 84 stores, as compared to 54 stores during fiscal 1998, partially offset by the timing of expenses incurred during fiscal 1998 for approximately 26 stores which were opened during the first quarter of fiscal 1999.

      Depreciation and amortization amounted to $13.8 million, or 3.3% of net sales, during fiscal 1999 as compared to $8.6 million, or 3.0% of net sales, during fiscal 1998. The increase in depreciation and amortization primarily was a result of increases in our store base, accelerated depreciation taken in conjunction with store re-fixturings and renovations and the commencement of depreciation for our new distribution center and corporate headquarters facility in the third quarter of fiscal 1999. These increases, as a percentage of net sales, were partially offset by the leveraging of depreciation and amortization expense over a higher sales base.

      Our provision for income taxes during fiscal 1999 was $22.4 million, as compared to a provision for income taxes of $14.4 million during fiscal 1998. The increase in our provision for income taxes during fiscal 1999 is due to our increased profitability. Our effective tax rate for fiscal 1999 was 39.0% as compared to an effective tax rate of 41.0% for fiscal 1998. The decrease in our effective tax rate in fiscal 1999 is attributable to our Hong Kong subsidiary and other state tax savings. During fiscal 1999, we utilized the remaining $1.6 million of our net operating loss carryforwards ("NOLs"). We expect to pay for the remainder of our fiscal 1999 tax provision in cash. During fiscal 1998, the majority of our tax provision was not paid in cash due to utilization of our NOLs.

      Fiscal 1999 net income increased to $35.0 million from $20.7 million in fiscal 1998.

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

      During fiscal 1998, pre-opening costs were $3.0 million, or 1.1% of net sales, as compared to $2.1 million, or 1.1% of net sales, during fiscal 1997. The increase in pre-opening costs in fiscal 1998 reflected the opening of 54 stores, as compared to 47 stores during fiscal 1997. Pre-opening expenses for fiscal 1998 also reflect certain expenses incurred for approximately 26 stores we opened during the first quarter of fiscal 1999.

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

      Interest expense, net, for fiscal 1998 was $0.3 million, or 0.1% of net sales, as compared to $2.6 million, or 1.4% of net sales, during fiscal 1997. The decrease in interest expense, net, was primarily due to the elimination of interest expense on our long-term debt, which was repaid with a portion of the proceeds from our initial public offering, and lower borrowings and effective interest rates under our working capital facility.

      Other expense, net, for fiscal 1998 and fiscal 1997 was $0.1 million and consisted of anniversary fees related to our working capital facility during both periods.

      During fiscal 1998, a provision for income taxes of $14.4 million was recorded, as compared to $4.7 million during fiscal 1997. Due to the utilization of our NOLs, the majority of our fiscal 1998 tax provision was not paid in cash. However, we made cash payments of approximately $2.6 million for our fiscal 1998 taxes related to the payment of taxes based on the federal alternative minimum tax, state minimum taxes and state taxes for states in which we did not have NOLs. We utilized the remaining $1.6 million of our NOLs during fiscal

1999.

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

Liquidity and Capital Resources

Debt Service/Liquidity

      During fiscal 1999, our primary uses of cash were financing new store openings and providing for working capital, which primarily represented the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday merchandise lines. During fiscal 1999, we also utilized cash to remodel and furnish our new distribution center and corporate headquarters facility. We were able to meet our cash needs principally by using cash flow from operations and borrowings under our working capital facility. As of January 29, 2000, we had no long-term debt obligations.

      We currently have a working capital facility that provides for borrowings up to $50.0 million (including a sublimit for letters of credit of $40.0 million). The amount that can be borrowed under our working capital facility depends upon our levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at our option, the 30-day LIBOR Rate plus a pre-determined spread. The LIBOR spread is 1.50% or 2.00%, depending upon our financial performance from time to time. Borrowings under the facility mature in July 2002 and provide for one year automatic renewal options.

      As of January 29, 2000, $6.5 million was borrowed under the working capital facility and as of January 30, 1999, there were no borrowings under our working capital facility. In addition, as of January 29, 2000 and January 30, 1999, we had outstanding $16.0 million and $10.6 million, respectively, in letters of credit under our working capital facility. Availability under the working capital facility as of January 29, 2000 and January 30, 1999 was $21.4 million and $19.3 million, respectively. As of January 29, 2000 and January 30, 1999 the interest rates charged under the working capital facility were 8.50% and 7.75% per annum, respectively.

      Our working capital facility contains certain financial covenants including, among others, the maintenance of minimum levels of tangible net worth, working capital and current ratios, and imposes certain limitations on our annual capital expenditures, as well as a prohibition on the payment of dividends. Credit extended under the working capital facility is secured by a first priority security interest in our present and future assets. We were in compliance with all of the financial covenants under our working capital facility as of January 29, 2000.

      In February 2000, we received a commitment letter from Foothill Capital Corporation to increase our working capital facility to provide for borrowings up to $75.0 million (including a sublimit for letters of credit of $60.0 million). Consummation of this amendment to the working capital facility is subject to execution of definitive documentation and other conditions. Foothill Capital Corporation would act as the agent bank for a syndicated group of lenders on this facility. The commitment letter also contains provisions to increase borrowings up to $100 million (including a sublimit for letters of credit of $80 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that may be borrowed under this proposed working capital facility would depend on our levels of inventory and accounts receivable. Amounts outstanding under the facility would bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR Rate plus a pre-determined spread. The LIBOR spread would be 1.25% to 2.50%, depending on our financial performance from time to time. Borrowings under the facility would mature in July 2003 and provide for one year automatic renewal options. The proposed working capital facility would contain certain financial covenants including, among others, the maintenance of minimum levels of earnings and current ratios and would impose certain limitations on our annual capital expenditures, as well as a prohibition on the payment of dividends. Credit extended under the working capital facility would be secured by a first priority security interest in our present and future assets, as well as the assets of our subsidiaries.

Cash Flows/Capital Expenditures

      Cash flows provided by operating activities were $34.7 million, $35.0 million and $11.3 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. In fiscal 1999, cash flows from operating activities decreased as a result of cash payment of our tax liabilities, increased inventory to support our new store growth and earlier receipt of spring 2000 merchandise due to Year 2000 concerns, partially offset by increased operational earnings and increases in our current liabilities. In fiscal 1998, cash flows from operating activities increased as a result of an increase in operating earnings, the utilization of our NOLs and increases in current liabilities, partially offset by an increased investment in inventory to support our store expansion program.

      Cash flows used in investing activities were $58.2 million, $19.8 million and $17.2 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Cash flows used in investing activities relate primarily to store openings and remodelings. In fiscal 1999, fiscal 1998 and fiscal 1997, we opened 84, 54 and 47 stores while remodeling 11, 3 and 10 stores, respectively. During fiscal 1999, cash flows used in investing activities represented capital expenditures of approximately $36 million for store openings, remodelings and re-fixturings and approximately $13 million to renovate and furnish our new distribution center and corporate headquarters facility. The remainder of capital expenditures were used on our new warehouse management system, our new point-of-sale ("POS") system and other capital projects.

      Cash flows provided by financing activities were $9.3 million, $0.4 million and $3.3 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. In fiscal 1999, cash flows provided by financing activities reflected net borrowings under our working capital facility and funds received from the exercise of employee stock options and employee stock purchases. In fiscal 1998, cash flows provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases partially offset by a net repayment of our working capital facility. In fiscal 1997, cash flows provided by financing activities resulted from our initial public offering, offset by the repayment of our long-term debt and the repurchase of certain warrants.

      In a typical new store, capital expenditures (net of landlord contribution), initial inventory (net of merchandise payables) and pre-opening costs approximate $0.4 million. We anticipate that total capital expenditures will approximate $50 million in fiscal 2000. These expenditures will relate primarily to the opening of approximately 100 stores, the completion of our POS rollout, store remodelings, ongoing store maintenance programs and ongoing administrative office, computer and warehouse systems and equipment needs. We plan to fund these capital expenditures primarily with cash flow from operations.

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

      Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. As is the case with many retailers of apparel and related merchandise, we typically experience lower net sales and net income during the first two fiscal quarters, and net sales and net income are lower during the second fiscal quarter than during the first fiscal quarter. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales and our fourth quarter results are heavily dependent upon sales during the holiday season. We have experienced second quarter losses in the past and may experience second quarter losses in the future. Because of these fluctuations in net sales and net income
(loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

                                                    Fiscal 1999
                                   --------------------------------------------
                                    First      Second       Third       Fourth
                                   Quarter     Quarter     Quarter      Quarter
                                   -------     -------     -------      -------
                                      (in thousands, except for store data)

Net sales ......................   $ 92,621    $ 73,920    $119,442    $135,513
Operating income ...............     12,232       2,284      21,713      21,608
Comparable store sales increase          32%         19%         15%          5%
Stores open at end of period ...        239         261         282         293

                                                    Fiscal 1998
                                   --------------------------------------------
                                    First      Second       Third       Fourth
                                   Quarter     Quarter     Quarter      Quarter
                                   -------     -------     -------      -------
                                      (in thousands, except for store data)

Net sales .....................   $ 55,999    $ 48,014     $ 82,496    $ 97,344
Operating income (loss) .......      4,682        (664)      14,619      16,817
Comparable store sales increase          7%          8%          18%         18%
Stores open at end of period ..        178         189          203         209

Year 2000 Compliance

      We have not noticed any significant disruptions to our business associated with the Year 2000. The Year 2000 issue existed because many computer applications used two-digit date fields to designate a year, instead of four digits. Although it is still possible for a Year 2000 problem to arise, we believe that it is unlikely that this will occur or that it could have a material adverse impact on our business.

      We relied primarily on our existing management information systems staff supplemented by outside consultants to modify, replace and test systems for Year 2000 compliance. To mitigate our risk of dependence on foreign suppliers and distribution channels, we also accelerated receipt of merchandise for the spring 2000 selling season. To date, we have spent approximately one million dollars to address the Year 2000 issue. We do not expect the cost of Year 2000 remediation to have a material adverse effect on our business.

ITEM 7A. -QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table lists certain information about the current executive officers and directors of The Children's Place:

NAME                                   AGE                      POSITION
----                                   ---                      --------
Ezra Dabah......................       46     Chairman of the Board of Directors and Chief Executive Officer
Clark Hinkley...................       58     Executive Vice President, Merchandising
Seth L. Udasin..................       43     Vice President, Finance, Chief Financial Officer and Treasurer
Steven Balasiano................       37     Vice President, General Counsel and Corporate Secretary
Jodi Barone.....................       43     Vice President, Marketing
Mario A. Ciampi.................       39     Vice President, Store Development
Edward DeMartino................       48     Vice President, Management Information Systems
Robert Finkelstein..............       47     Vice President, Store Planning and Allocation
Nina L. Miner...................       50     Vice President, Trend Development
Salvatore W. Pepitone...........       52     Vice President, Distribution Center
Mark L. Rose....................       34     Vice President, Sourcing and Production
Christine J. Rudy...............       37     Vice President, Merchandise Planning
Susan F. Schiller...............       39     Vice President, Store Operations
Diane M. Timbanard..............       54     Vice President, Design and Product Development
Michael Zahn....................       37     Vice President, General Merchandise Manager
Stanley Silverstein.............       75     Director
John F. Megrue..................       41     Director
David J. Oddi...................       30     Director

      Ezra Dabah has been Chief Executive Officer since 1991 and Chairman of the Board and a Director since 1989. Mr. Dabah has more than 25 years of apparel merchandising and buying experience. From 1972 to 1993, Mr. Dabah was a director and an executive officer of The Gitano Group, Inc. and its affiliates (collectively, "Gitano"), a company of which Mr. Dabah and certain members of his family were principal stockholders and which became a public company in 1988. From 1973 until 1983, Mr. Dabah was in charge of product design, merchandising and procurement for Gitano. In 1983, Mr. Dabah founded and became President of a children's apparel importing and manufacturing division for Gitano which later became an incorporated subsidiary, Eva Joia Incorporated, ("E.J. Gitano"). Mr. Dabah is Stanley Silverstein's son-in-law and Nina Miner's brother-in-law.

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

      Steven Balasiano has been Vice President and General Counsel since joining The Children's Place in December 1995 and Corporate Secretary since January 1996. Prior to joining The Children's Place, Mr. Balasiano practiced law in the New York offices of the national law firms of Stroock & Stroock & Lavan LLP from 1992 to 1995 and Kelley Drye & Warren from 1987 to 1992.

      Jodi Barone has been Vice President, Marketing since October 1999 and prior to that served as Director, Marketing since 1993. Since joining The Children's Place in 1992, Ms. Barone has also held the position of Marketing Manager.

      Mario A. Ciampi has been Vice President, Store Development since joining The Children's Place in June 1996. Prior to joining The Children's Place, Mr. Ciampi was a principal of a private consulting firm, specializing in retail and real estate restructuring, from 1991 to 1996, in which capacity he was retained as an outside consultant on the Company's real estate activities since 1991.

      Edward DeMartino has been Vice President, Management Information Systems since 1991. Mr. DeMartino began his career with

The Children's Place in 1981 as a System Development Project Manager and was subsequently promoted to Director MIS in 1989.

      Robert Finkelstein joined The Children's Place in 1989 as Vice President, Store Planning and Allocation. Immediately prior to joining The Children's Place, Mr. Finkelstein was a Director of Distribution for Payless Shoe Stores.

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

      Christine J. Rudy has been Vice President, Merchandise Planning since January 2000 and prior to that served as Director of Merchandise Control since joining The Children's Place in January 1999. Prior to joining The Children's Place, Ms. Rudy was the Director of Merchandise Planning for Liz Claiborne Retail (a division of Liz Claiborne, Inc.). From 1991 to 1998, Ms. Rudy held various positions with Charming Shoppes, Inc.

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

      Stanley Silverstein has been a Director of the Company since July 1996. Mr. Silverstein also serves as Chairman of the Board of Directors of Nina Footwear, a company he founded with his brother in 1952. Mr. Silverstein is the father of Nina Miner, Vice President, Trend Development, and Ezra Dabah's father-in-law.

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

      Our Board of Directors is comprised of three classes, each of which serves for three years, with one class being elected each year. The terms of Mr. Oddi and Mr. Silverstein will expire at the 2001 Annual Meeting of Stockholders. The terms of Mr. Dabah and Mr. Megrue will expire at the 2002 Annual Meeting of Stockholders. There currently are no directors in the class whose terms expire at the 2000 Annual Meeting of Stockholders.

      For a description of our stockholders agreement providing for certain voting arrangements relating to the selection of directors, see Item 12 - Security Ownership of Certain Beneficial Owners and Management.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities Exchange Commission and Nasdaq Stock Market. Officers, directors and greater than ten-percent stockholders are required by

Securities and Exchange Commission regulations to furnish the Company with copies of all such reports they file.

      Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with through April 10, 2000.

ITEM 11. - EXECUTIVE COMPENSATION

      Summary of Executive Compensation

      The following table summarizes the compensation for fiscal 1999, fiscal 1998 and fiscal 1997 for the Company's Chief Executive Officer and each of its four other most highly compensated executive officers:

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Annual                    Long-Term            All Other
                                                                     Compensation (1)             Compensation         Compensation
                                                                --------------------------    ---------------------    ------------
                                                      Fiscal      Salary           Bonus      Securities Underlying
Name and Principal Position                            Year         ($)             ($)              Options (#)           ($)
-----------------------------------------------------------------------------------------------------------------------------------
Ezra Dabah...........................................  1999     $ 556,721         $287,500                0            $24,000 (8)
  Chairman of the Board and Chief                      1998       538,850          551,500                0             24,000 (8)
  Executive Officer                                    1997       528,008          120,648           99,660 (2)          4,000 (9)
-----------------------------------------------------------------------------------------------------------------------------------
Stanley B. Silver (3)................................  1999       384,625          160,000                0             16,565 (10)
  President and Chief Operating Officer                1998       361,550          300,000                0             15,755 (11)
                                                       1997       350,012           63,980                0             15,035 (12)
-----------------------------------------------------------------------------------------------------------------------------------
Clark Hinkley........................................  1999       418,833          129,000           25,000 (4)          4,000 (9)
  Executive Vice President, Merchandising              1998       406,233          240,000          200,000 (5)              0
-----------------------------------------------------------------------------------------------------------------------------------
Diane M. Timbanard (13)..............................  1999       270,379           70,000           12,000 (4)          4,000 (9)
  Vice President, Design and Product Development       1998       253,075          131,250           25,000 (6)          4,000 (9)
                                                       1997       245,000           27,991                0              4,000 (9)
-----------------------------------------------------------------------------------------------------------------------------------
Michael J. Zahn......................................  1999       263,141           41,667           15,000 (4)              0
  Vice President, General Merchandise                  1998        84,615           41,667           50,000 (7)              0
  Manager
-----------------------------------------------------------------------------------------------------------------------------------

----------

(1) For fiscal 1999 and fiscal 1997, bonuses were earned and paid in the respective fiscal year. For fiscal 1998 includes bonuses earned in such fiscal year, portions of which were paid in the following fiscal year. Other annual compensation did not exceed $50,000 or 10% of the total salary and bonus for any of the named executive officers.

(2) Mr. Dabah's options become exercisable at the rate of 20% on or after December 31, 1997 and 20% on or after each of the first, second, third and fourth anniversaries of the date of the grant.

(3)   Mr. Silver resigned from the Company in February 2000.

(4) Each of the options granted becomes exercisable at the rate of 20% on or after September 18, 2000 and 20% on or after the first, second, third and fourth anniversaries of September 18, 2000.

(5) Mr. Hinkley's option grant becomes exercisable at the rate of 20% on or after six months following the date of the grant and 20% on or after the first, second, third and fourth anniversaries of the date of the grant.

(6) Ms. Timbanard's 1998 option grant becomes exercisable at the rate of 15,000 shares on or after November 1, 1998 with an additional 5,000 shares exercisable on or after June 28, 1999 and the remaining 5,000 shares exercisable on or after June 28, 2000.

(7) Mr. Zahn's 1998 option grant becomes exercisable at the rate of 20% on or after September 18, 1999 and 20% on or after the first, second, third and fourth anniversaries of September 18, 1999.

(8) Reflects the value of (i) of insurance premiums of $20,000 paid by the Company with respect to term life insurance for the benefit of Mr. Dabah, and (ii) Company matching contributions of $4,000 under The Children's Place 401(k) Savings and Investment Plan.

(9) Amounts shown consist of the Company's matching contributions under The Children's Place 401(k) Savings and Investment Plan.

(10) Reflects the value (i) of insurance premiums of $12,565 paid by the Company with respect to term life insurance for the benefit of Mr. Silver, and (ii) Company matching contributions of $4,000 under The Children's Place 401(k) Savings and Investment Plan.

(11) Reflects the value of (i) insurance premiums of $11,755 paid by the Company with respect to term life insurance for the benefit of Mr. Silver, and (ii) Company matching contributions of $4,000 under The Children Place 401(k) Savings and Investment Plan.

(12) Reflects the value of (i) insurance premiums of $11,035 paid by the Company with respect to term life insurance for the benefit of Mr. Silver, and (ii) Company matching contributions of $4,000 under The Children's Place 401(k) Savings and Investment Plan.

(13) On or about April 15, 2000, the Company made a $400,000 loan to Ms. Timbanard. This loan matures on April 15, 2001, bears interest at the prime rate quoted by Chase Manhattan Bank and is secured by Ms. Timbanard's principal residence.

Stock Options

      The following table sets forth certain information concerning options granted during fiscal 1999 to Clark Hinkley, Diane Timbanard and Michael Zahn. No options were granted during fiscal 1999 to the other executive officers named in the Summary Compensation Table.

OPTIONS GRANTED IN LAST FISCAL YEAR

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Potential Realizable Value at
                                                                                              Assumed Annual Rates of Stock Price
                         Number of Securities      % of Total                                  Appreciation for Option Term (3)
                              Underlying           Granted in      Exercise    Expiration     -----------------------------------
       Name               Options Granted (1)     Fiscal 1999      Price (2)      Date           5%                  10%
---------------------------------------------------------------------------------------------------------------------------------
Clark Hinkley.........          25,000               4.45%         $15.9357     12/30/09      $250,575            $635,007
---------------------------------------------------------------------------------------------------------------------------------
Diane Timbanard.......          12,000               2.14%          15.9357     12/30/09       120,276             304,803
---------------------------------------------------------------------------------------------------------------------------------
Michael Zahn..........          15,000               2.67%          15.9357     12/30/09       150,345             381,004
---------------------------------------------------------------------------------------------------------------------------------

(1) The 1999 option grant becomes exercisable at the rate of 20% on or after September 18, 2000 and 20% on or after each of the first, second, third and fourth anniversaries of September 18, 2000.

(2) The exercise price was fixed at the date of the grant and was equal to the fair market value per share of Common Stock on such date in accordance with the 1997 Stock Option Plan.

(3) In accordance with the rules of the Securities and Exchange Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and do not reflect the Company's estimates or projections of future Common Stock prices. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holders' continued employment though the option period, and the date on which the options are exercised.

      The following table sets forth certain information with respect to stock options exercised by the named executive officers during fiscal 1999, including the aggregate value of gains on the date of the exercise. In addition, the table sets forth the number of shares covered by stock options as of fiscal year end, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the year-end market price of the shares subject to such option at fiscal year end. None of the named executives hold stock appreciation rights (SARs).

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Number of Securities            Value of Unexercised
                                                                       Underlying Unexercised            In-the-Money Options
                                 Shares Acquired                          Options at 1/29/00                 at 1/29/00 (1)
                                       on              Value       -------------------------------    ------------------------------
            Name                    Exercise         Realized      Exercisable       Unexercisable    Exercisable      Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Ezra Dabah.....................       None                  --        59,796             39,864        $       0       $         0
------------------------------------------------------------------------------------------------------------------------------------
Stanley B. Silver (2)..........     197,420         $4,595,224         1,780             49,800           18,875           528,079
------------------------------------------------------------------------------------------------------------------------------------
Clark Hinkley..................      27,004            907,167        52,996            145,000          316,307           716,220
------------------------------------------------------------------------------------------------------------------------------------
Diane M. Timbanard.............      79,680          2,406,177        20,000             36,920           70,760           228,887
------------------------------------------------------------------------------------------------------------------------------------
Michael J. Zahn................       8,000            109,500         2,000             55,000                0                 0
------------------------------------------------------------------------------------------------------------------------------------

(1) The market value of the Company's stock at the close of business on January 28, 2000 was $13.281.

(2) Mr. Silver resigned from the Company in February 2000. As a result of Mr. Silver's resignation, the 49,800 options that were scheduled to vest on June 28, 2000 were cancelled.

Employment Agreements

      The Company is a party to employment agreements with Ezra Dabah and Clark Hinkley.

      Ezra Dabah

      Mr. Dabah's employment agreement (the "Dabah Agreement") provides that he will serve as Chairman and Chief Executive Officer of the Company from June 27, 1996 for successive three year periods, subject to termination in accordance with the termination provisions of the Dabah Agreement. Mr. Dabah's current salary is $625,000, subject to annual review. Mr. Dabah is also entitled to receive a semi-annual bonus in an amount equal to the product of (x) 50% of his semi-annual base salary multiplied by (y) a pre-determined bonus percentage fixed by the Board of Directors for any stated six-month period of not less than 20% nor more than 200%, based on the Company's performance during such six-month period. The Dabah Agreement also provides for certain insurance and other benefits to be maintained and paid by the Company.

      The Dabah Agreement provides that if Mr. Dabah's employment is terminated by the Company without cause or for disability, or by Mr. Dabah for good reason or following a change in control (as each such term is defined in the Dabah Agreement), the Company will be required to pay Mr. Dabah three times his base salary then in effect, which amount will be payable within 30 days following his termination. Mr. Dabah also will be entitled to receive any accrued but unpaid bonus compensation and all outstanding stock options under the Company's stock option plans will immediately vest. If Mr. Dabah's employment is terminated for any of the above reasons, the Company also will be required, with certain exceptions, to continue to maintain life insurance, medical benefits and other benefits for Mr. Dabah for three years. The Dabah Agreement also provides that Mr. Dabah will not, with certain exceptions, engage or be engaged in a competing business for a period of five years following termination of his employment.

      Clark Hinkley

      Mr. Hinkley's employment agreement (the "Hinkley Agreement") provides that he will serve as Executive Vice President, Merchandising of The Children's Place from February 2, 1998, and that such service shall continue unless terminated in accordance with the termination provisions of the Hinkley Agreement. Mr. Hinkley's current salary is $455,000 per year, subject to annual review. Mr. Hinkley also is entitled to receive a semi-annual bonus in an amount equal to the product of (x) 30% of his semi-annual base salary multiplied by (y) a pre-determined bonus percentage fixed by the Board of Directors for any stated six-month period of not more than 200%, based on the Company's performance during such six-month period.

      The Hinkley Agreement provides that if Mr. Hinkley's employment is terminated by The Children's Place without cause (as such term is defined in the Hinkley Agreement), the Company will be required to pay Mr. Hinkley an amount equal to his base salary then in effect for one year, which amount is payable in equal monthly installments over a one year period following his termination. Mr. Hinkley will also be entitled to receive any accrued but unpaid bonus compensation and the Company will be required, with certain exceptions, to continue to maintain life insurance, medical benefits and other benefits for Mr. Hinkley for one year. The Hinkley Agreement also provides that Mr. Hinkley will not, with certain exceptions, engage or be engaged in a competing business for a period of two years following termination of his employment.

Other Employment Agreements

      The Company has also entered into employment agreements with certain of its other executive officers which provide for the payment of severance equal to the officer's salary for a period of six to nine months following any termination without cause.

Severance Agreement

      Stanley B. Silver

      Mr. Silver resigned from the Company effective February 24, 2000 as President, Chief Operating Officer and Director of The Children's Place. On February 24, 2000, the Company and Mr. Silver entered into a severance agreement and release memorializing Mr. Silver's resignation with the Company. In accordance with the agreement, Mr. Silver is entitled to receive (i) $738,459 less legally required payroll deductions and deductions for health insurance in twenty two equal monthly installments; and (ii) health and life insurance coverage until December 31, 2001. Mr. Silver waived any claim to the 49,800 options which were scheduled to vest on June 28, 2000 and any other compensation or bonus. The agreement also provided, among other things, that Mr. Silver would not engage or be engaged in a competing business for a period of two years following termination of employment.

      Report of Compensation Committee on Executive Compensation

      Compensation Policy

      The Company's employee compensation policy in general is to offer a package including a competitive salary, an incentive bonus based upon performance goals, competitive benefits, including a participatory 401(k) Savings and Investment Plan, and an efficient workplace environment. The Company also encourages broad-based employee ownership of the Company's Common Stock by granting stock options to employees at many levels within the Company and through the Employee Stock Purchase Plan.

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

      Compensation of Chief Executive Officer

      The Compensation Committee reviews and approves the compensation of Ezra Dabah, the Company's Chief Executive Officer. Pursuant to Mr. Dabah's Employment Agreement and based on the Company's performance in the preceding fiscal year, Mr. Dabah's base salary for the fiscal year ended January 29, 2000 was $556,721, an increase of 3.3% from the prior year. In addition, Mr. Dabah is entitled to receive a bonus based on the Company's earnings. Mr. Dabah's performance bonus for the fiscal year ended January 29, 2000 was $287,500.

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

                                      Submitted by the Compensation Committee
                                      Ezra Dabah      John F. Megrue

      Compensation Committee Interlocks and Insider Participation

      Members of the Compensation Committee from September 17, 1997 through the end of the fiscal year ended January 29, 2000 were Messrs. Dabah and Megrue. Mr. Dabah is the Chief Executive Officer and Chairman of the Board of Directors of the Company, and has entered into certain related transactions with the Company as disclosed below. Mr. Megrue is a general partner of SKM Partners, L.P., which serves as the general partner of SKM, which has entered into an advisory agreement with the Company, as disclosed below.

Performance Graph

      The following graph compares the cumulative stockholder return on the Company's common stock with the return on the Total Return Index for the Nasdaq Stock Market (US) and the Nasdaq Retail Trade Stocks. The graph assumes that $100 was invested on the date of the Company's initial public offering, September 18, 1997.

                               [GRAPH OMITTED]

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information at April 10, 2000, with respect to ownership of Common Stock by (i) each beneficial owner of five percent or more of the Company's Common Stock known to the Company, (ii) each director of the Company, (iii) each of the Company's five most highly compensated executive officers in fiscal 1999 and (iv) all directors and executive officers as a group. For the purpose of computing the percentage of the shares of Common Stock owned by each person or group listed in this table, any shares not outstanding which are subject to options or warrants exercisable within 60 days after April 10, 2000 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                                         Shares
                                                      Beneficially   Percent
           Name and Address of Beneficial Owner           Owned      of Class
           ------------------------------------       ------------   --------

    The SK Equity Fund, L.P. (1) (2) ..............     6,704,053      26.0%
    SK Investment Fund, L.P. (1) (2) ..............     6,704,053      26.0%
    John F. Megrue (1) (2) (3) ....................     6,721,053      26.1%
    Allan W. Karp (1) (2) (4) .....................     6,707,653      26.0%
    Thomas A. Saunders III (1) (2) ................     6,704,053      26.0%
    David J. Oddi (1) (5) .........................         5,500         *
    Ezra Dabah (6) (7) ............................     7,886,801      30.6%
    Stanley B. Silver (6) (8) .....................       574,450       2.2%
    Stanley Silverstein (6) (9) ...................     5,674,735      22.0%
    Clark Hinkley (6) (10) ........................       120,000         *
    Diane M. Timbanard (6) (11) ...................        99,680         *
    Michael J. Zahn (6) (12) ......................         2,300         *
    All Directors and Executive Officers as a Group
      (18 persons) (13) (14) ......................    16,502,540      62.9%

------------

*     Less than 1%

(1) The address of this person is Two Greenwich Plaza, Suite 100, Greenwich CT 06830.

(2) Includes (i) 6,608,268 shares owned by The SK Equity Fund, L P and (ii) 95,785 shares owned by SK Investment Fund, L P SKM Partners, L P is the general partner of each of the SK Funds Messrs Karp, Megrue and Saunders are Partners of Saunders Karp & Megrue, L L C , which is the general partner of SKM Partners, L P , and therefore may be deemed to have beneficial ownership of the shares shown as being owned by the SK Funds Messrs Karp, Megrue and Saunders disclaim beneficial ownership of such shares, except to the extent that any of them has a limited partnership interest in SK Investment Fund, L P.

(3)   Includes 17,000 shares purchased by Mr Megrue.

(4) Includes 2,000 shares purchased by Mr Karp and 1,600 shares bought for the benefit of Mr Karp's children and as to which Mr Karp disclaims beneficial ownership.

(5) Includes 5,500 shares purchased by Mr Oddi and does not include shares owned by The SK Equity Fund, L P or SK Investment Fund, L P Mr Oddi is a Partner of Saunders Karp & Megrue, L L C , which is the general partner of SKM Partners L P , which serves as the general partner of the SKM Funds and SKM and has a limited partnership interest in SK Investment Fund, L.P.

(6) The address of this person is c/o The Children's Place Retail Stores, Inc, 915 Secaucus Road, Secaucus, New Jersey 07094.

(7) Includes (i) 4,916,755 shares held by trusts or custodial accounts for the benefit of Mr Dabah's children and certain other family members, of which Mr Dabah or his wife is a trustee or custodian and as to which Mr. Dabah or his wife, as the case may be, has voting control, and as to which shares Mr. Dabah disclaims beneficial ownership, (ii) 2,871,850 shares held by Mr. Dabah, (iii) 37,600 shares held by Mr. Dabah's wife, (iv) 800 shares held by Mr. Dabah's daughter, and (v) 59,796 shares subject to options exercisable within 60 days after April 10, 2000. Does not include
      (i) 563,680 shares beneficially owned by Stanley Silverstein, Mr.

      Dabah's father-in-law, (ii) 7,000 shares held in Mr. Silverstein's profit sharing account, (iii) 261,300 shares beneficially owned by Raine Silverstein, Mr. Dabah's mother-in-law and (iv) 39,864 shares subject to options not yet vested held by Mr. Dabah.

(8) Includes (i) 444,450 shares held by Mr Silver, (ii) 100,000 shares held by Mr Silver's wife and (iii) 30,000 shares held for the benefit of Mr Silver's children and as to which Mr Silver's wife is a trustee and as to which shares Mr Silver disclaims beneficial ownership Mr Silver resigned from the Company in February 2000.

(9) Includes (i) 4,842,755 shares held by trusts for the benefit of Mr Silverstein's children and grandchildren, of which Mr Silverstein's wife is a trustee, and as to which Mrs Silverstein has voting control, and as to which shares Mr Silverstein disclaims beneficial ownership, (ii) 563,680 shares held by Mr Silverstein, (iii) 7,000 shares held in Mr Silverstein's profit sharing account and (iv) 261,300 shares held by Mr Silverstein's wife Does not include (i) 2,871,850 shares beneficially owned by Ezra Dabah, Mr Silverstein's son-in-law, (ii) 37,600 shares beneficially owned by Mr Silverstein's daughter, (iii) 800 shares owned by Mr Silverstein's granddaughter and (iv) 59,796 shares issuable to Mr Dabah upon exercise of outstanding stock options exercisable within 60 days of April 10, 2000.

(10) Includes (i) 40,506 shares held by Mr. Hinkley and (ii) 79,494 shares issuable upon exercise of outstanding stock options exercisable within 60 days of April 10, 2000. Does not include 105,000 shares subject to options not yet vested.

(11) Includes (i) 89,254 shares held by Ms. Timbanard and (ii) 10,426 shares issuable upon exercise of outstanding stock options exercisable within 60 days of April 10, 2000. Does not include 36,920 shares subject to options not yet vested.

(12) Includes (i) 300 shares held by Mr. Zahn and (ii) 2,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of April 10, 2000. Does not include 55,000 shares subject to options not yet vested.

(13) Reflects shares issuable upon exercise of stock options exercisable within 60 days of April 10, 2000.

(14) Does not include the 574,450 shares beneficially owned by Mr. Silver who resigned from the Company in February 2000.

      As of April 10, 2000, Ezra Dabah and certain members of his family beneficially own 8,830,301 shares of the Company's Common Stock, constituting approximately 34.2% of the outstanding Common Stock. The SK Funds own 6,704,053 shares or approximately 26.0% of the outstanding Common Stock. Pursuant to the Amended Stockholders Agreement described below, Ezra Dabah, the SK Funds and certain other stockholders, who own in the aggregate a majority of the outstanding Common Stock, have agreed to vote for the election of two nominees of the SKM Funds and three nominees of Ezra Dabah to the Company's Board of Directors. As a result, the SKM Funds and Ezra Dabah are able to control the election of the Company's directors. In addition, if the SKM Funds and Mr. Dabah were to vote together, they would be able to determine the outcome of any matter submitted to a vote of the Company's stockholders for approval.

Stockholders Agreement

      The Children's Place and certain of its stockholders, who currently own in the aggregate a majority of the Common Stock, are parties to a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement places certain limitations upon the transfer in privately negotiated transactions of shares of Common Stock beneficially owned by Ezra Dabah and the SK Funds. In addition, the Stockholders Agreement provides that (i) so long as Ezra Dabah, together with members of his family, beneficially owns shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board will at all times include three directors nominated by Ezra Dabah and (ii) so long as the SK Funds beneficially own shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board will at all times include two directors nominated by the SK Funds. Should the number of directors comprising the Board of Directors be increased, nominees for the remaining director positions will be designated by the Company's Board of Directors. Pursuant to the Stockholders Agreement, Ezra Dabah and Stanley Silverstein were designated as director nominees by Mr. Dabah and were elected to the Board, and John Megrue and David Oddi were designated as director nominees by the SK Funds and were elected to the Board.

      The Stockholders Agreement provides that the Company will not, without the affirmative vote of at least one director nominated by the SK Funds, engage in specified types of transactions with certain of its affiliates (not including the SK Funds), take action to amend its Bylaws or Certificate of Incorporation or increase or decrease the size of the entire Board of Directors. The Stockholders Agreement also provides that certain specified types of corporate transactions and major corporate actions will require the approval of at least two-thirds of the members of the Board of Directors.

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

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      SKM Financial Advisory Services

      In 1996, the Company entered into a management agreement with SKM which provides for the payment of an annual fee of $150,000, payable quarterly in advance, in exchange for certain financial advisory services. This management agreement remains in effect until SKM or any of its affiliates' total ownership of the Company's Common Stock is less than 10% on a fully diluted basis. Pursuant to the management agreement, the Company incurred fees and expenses of approximately $151,000, $151,000 and $153,000 during fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

      Stockholders Agreement

      For a description of our stockholders agreement, see Item 12 - Security Ownership of Certain Beneficial Owners and Management.

      Merchandise for Re-Sale

      During fiscal 1998, the Company purchased approximately $290,000 in bath products from HBA Technologies, LLC. Haim Dabah, Ezra Dabah's brother, is the majority owner of HBA Technologies, LLC.

      During fiscal 1999, the Company purchased approximately $565,000 in footwear from Nina Footwear Corporation. Stanley Silverstein, a member of the Company's Board of Directors and Ezra Dabah's father-in-law, owns Nina Footwear Corporation with his brother.

      Loans to Executive Officers

      In addition to the loan made to Ms. Timbanard, as described above, on or about April 15, 2000, the Company made loans to five other officers in amounts ranging from $200,000 to $500,000. The aggregate amount of these loans, including Ms. Timbanard, totaled $2.2 million. The loans mature on April 15, 2001 and bear interest at the prime rate as quoted by Chase Manhattan Bank. The loans are secured by the principal residences of these executive officers.

                                     PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

      The following documents are filed as part of this report:

      Report of Independent Public Accountants
      Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999 Consolidated Statements of Income for each of the three fiscal years ended
       January 29, 2000
      Consolidated  Statements of Changes in Stockholders' Equity for the three fiscal years ended January 29, 2000
      Consolidated Statements of Cash Flows for the three fiscal years ended
       January 29, 2000
      Notes to Consolidated Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE FISCAL YEARS ENDED
             JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                                                                           Page:
                                                                           -----

Report of Independent Public Accountants ................................     33

Consolidated Balance Sheets .............................................     34

Consolidated Statements of Income .......................................     35

Consolidated Statements of Changes in Stockholders' Equity ..............     36

Consolidated Statements of Cash Flows ...................................     37

Notes to Consolidated Financial Statements ..............................     38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Children's Place Retail Stores, Inc.:

      We have audited the accompanying consolidated balance sheets of The Children's Place Retail Stores, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Children's Place Retail Stores, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States.

                               Arthur Andersen LLP

New York, New York
February 24, 2000

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                               January 29,    January 30,
                                                                  2000           1999
                                                               -----------    -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..............................     $   2,204      $  16,370
   Accounts receivable ....................................         5,112          2,742
   Inventories ............................................        56,021         35,339
   Prepaid expenses and other current assets ..............         8,527          5,622
   Deferred income taxes ..................................         1,720          2,447
                                                                ---------      ---------
   Total current assets ...................................        73,584         62,520

Property and equipment:
   Leasehold improvements .................................        61,235         34,261
   Store fixtures and equipment ...........................        50,804         23,825
   Construction in progress ...............................         3,009          3,517
                                                                ---------      ---------
                                                                  115,048         61,603
Less accumulated depreciation and amortization ............       (27,374)       (19,299)
                                                                ---------      ---------
     Property and equipment, net ..........................        87,674         42,304
Deferred income taxes .....................................         5,051          5,144
Other assets ..............................................         4,650            793
                                                                ---------      ---------
   Total assets ...........................................     $ 170,959      $ 110,761
                                                                =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
   Revolving credit facility ..............................     $   6,507      $       0
   Accounts payable .......................................        20,216         13,345
   Taxes payable ..........................................         3,495            941
   Accrued expenses, interest and other current liabilities        16,026         12,703
                                                                ---------      ---------
     Total current liabilities ............................        46,244         26,989
Other long-term liabilities ...............................         4,649          3,165
                                                                ---------      ---------
   Total liabilities ......................................        50,893         30,154
                                                                ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value .............................         2,570          2,497
Additional paid-in capital ................................        88,376         84,032
Cumulative translation adjustments ........................            (7)             0
Accumulated earnings (deficit) ............................        29,127         (5,922)
                                                                ---------      ---------
   Total stockholders' equity .............................       120,066         80,607
                                                                ---------      ---------
   Total liabilities and stockholders' equity .............     $ 170,959      $ 110,761
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

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                       Fiscal Year Ended
                                                             ----------------------------------------
                                                             January 29,    January 30,   January 31,
                                                                2000           1999          1998
                                                             -----------    -----------   -----------
Net sales ...............................................     $ 421,496     $ 283,853     $ 192,557
Cost of sales ...........................................       241,188       166,449       123,556
                                                              ---------     ---------     ---------

Gross profit ............................................       180,308       117,404        69,001
Selling, general and administrative expenses ............       105,137        70,313        46,451
Pre-opening costs .......................................         3,485         3,030         2,127
Depreciation and amortization ...........................        13,849         8,607         5,958
                                                              ---------     ---------     ---------
Operating income ........................................        57,837        35,454        14,465
Interest expense, net ...................................           346           324         2,647
Other expense, net ......................................            54           110           139
                                                              ---------     ---------     ---------

Income before income taxes and extraordinary item .......        57,437        35,020        11,679
Provision for income taxes ..............................        22,388        14,358         4,695
                                                              ---------     ---------     ---------

Income before extraordinary item ........................        35,049        20,662         6,984
Extraordinary loss on extinguishment of debt, net .......             0             0         1,743
                                                              ---------     ---------     ---------

Net income ..............................................     $  35,049     $  20,662     $   5,241
                                                              =========     =========     =========

Basic income per common share before extraordinary item .     $    1.38     $    0.83     $    0.32
Extraordinary item ......................................          0.00          0.00         (0.08)
                                                              ---------     ---------     ---------
Basic net income per common share .......................     $    1.38     $    0.83     $    0.24
                                                              =========     =========     =========

Basic weighted average common shares outstanding ........        25,382        24,788        21,821

Diluted income per common share before extraordinary item     $    1.32     $    0.80     $    0.29
Extraordinary item ......................................          0.00          0.00         (0.07)
                                                              ---------     ---------     ---------
Diluted net income per common share .....................     $    1.32     $    0.80     $    0.22
                                                              =========     =========     =========

Diluted weighted average common shares outstanding ......        26,648        25,909        24,358

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1998,
                     JANUARY 30, 1999 AND JANUARY 29, 2000
                                 (In thousands)

                                                                   Series A                   Series B
                                        Common Stock             Common Stock               Common Stock
                                        ------------             ------------               ------------
                                     Shares       Amount     Shares         Amount       Shares       Amount
                                     ------       ------     ------         ------       ------       ------
BALANCE, February 1, 1997 ...            --     $      --     12,761      $   1,276          47      $       5
Return of funds toward
   common stock subscription             --            --         --             --          --             --
Series B Common Stock
   conversion ...............            --            --      7,660            766         (47)            (5)
Series A Common Stock
   conversion ...............        20,421         2,042    (20,421)        (2,042)         --             --
Issuance of Common Stock ....         4,000           400         --             --          --             --
Transaction fees ............            --            --         --             --          --             --
Redemption of Noteholder
   Warrant ..................            --            --         --             --          --             --
Redemption of two-thirds of
   Legg Mason Warrant .......            --            --         --             --          --             --
Exercise of one-third of
   Legg Mason Warrant .......           201            20         --             --          --             --
Net income ..................            --            --         --             --          --             --
Comprehensive income ........            --            --         --             --          --             --
                                     ======     =========       =======        =========    ======       =========

BALANCE, January 31, 1998 ...        24,622         2,462         --             --          --             --
Exercise of stock options and
   employee stock purchases .           351            35         --             --          --             --
Net income ..................            --            --         --             --          --             --
Comprehensive income ........            --            --         --             --          --             --
                                     ======     =========       =======       =========     ======       =========

BALANCE, January 30, 1999 ...        24,973         2,497         --             --          --             --
Exercise of stock options and
   employee stock purchases .           725            73         --             --          --             --
Tax benefit of stock option
   exercises ................            --            --         --             --          --             --
Change in cumulative
   translation adjustment ...            --            --         --             --          --             --
Net income ..................            --            --         --             --          --             --

Comprehensive income ........            --            --         --             --          --             --
                                     ======     =========       ======    =========        ======    =========

BALANCE, January 29, 2000 ...        25,698     $   2,570          0      $       0           0      $       0
                                     ======     =========       ======    =========         =====    =========


                                         Additional    Accumulated    Cumulative        Total
                                          Paid-In       (Deficit)     Translation    Stockholders'  Comprehensive
                                          Capital        Earnings     Adjustment        Equity         Income
                                          -------        --------      ----------       ------         ------
BALANCE, February 1, 1997 ...            $  57,842      $ (31,825)     $      --      $  27,298
Return of funds toward
   common stock subscription                  (488)            --             --           (488)
Series B Common Stock
   conversion ...............                 (761)            --             --             --
Series A Common Stock
   conversion ...............                   --             --             --             --
Issuance of Common Stock ....               51,680             --             --         52,080
Transaction fees ............               (1,350)            --             --         (1,350)
Redemption of Noteholder
   Warrant ..................              (20,605)            --             --        (20,605)
Redemption of two-thirds of
   Legg Mason Warrant .......               (4,269)            --             --         (4,269)
Exercise of one-third of
   Legg Mason Warrant .......                  540             --             --            560
Net income ..................                   --          5,241             --          5,241      $   5,241
                                                                                                     ---------
Comprehensive income ........                   --             --             --             --      $   5,241
                                         =========      =========      =========      =========      =========

BALANCE, January 31, 1998 ...               82,589        (26,584)            --         58,467
Exercise of stock options and
   employee stock purchases .                1,443             --             --          1,478
Net income ..................                   --         20,662             --         20,662      $  20,662
                                                                                                     ---------
Comprehensive income ........                   --             --             --            --       $  20,662
                                         =========      =========      =========      =========      =========

BALANCE, January 30, 1999 ...               84,032         (5,922)            --         80,607
Exercise of stock options and
   employee stock purchases .                2,834             --             --          2,907
Tax benefit of stock option
   exercises ................                1,510             --             --          1,510
Change in cumulative
   translation adjustment ...                   --             --             (7)            (7)     $      (7)
Net income ..................                   --         35,049             --         35,049         35,049
                                                                                                     ---------
Comprehensive income ........                   --             --             --             --      $  35,042
                                         =========      =========      =========      =========      =========
BALANCE, January 29, 2000 ...            $  88,376      $  29,127      $      (7)     $ 120,066
                                         =========      =========      =========      =========

                     The accompanying notes to consolidated
   financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                                 Fiscal Year Ended
                                                                                     ------------------------------------------
                                                                                     January 29,     January 30,    January 31,
                                                                                        2000            1999           1998
                                                                                     -----------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................................     $  35,049      $  20,662      $   5,241
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ................................................        13,849          8,607          5,958
   Deferred financing fee amortization ..........................................            35             25            405
   Loss on disposals of property and equipment ..................................           346            803            164
   Extraordinary loss ...........................................................             0              0          1,743
   Deferred taxes ...............................................................         2,726         11,959          4,205
Changes in operating assets and liabilities:
   Accounts receivable ..........................................................        (2,370)          (838)        (1,014)
   Inventories ..................................................................       (20,682)       (15,005)        (5,909)
   Prepaid expenses and other current assets ....................................        (2,905)        (1,010)        (1,449)
   Other assets .................................................................        (4,194)          (519)          (445)
   Accounts payable .............................................................         6,871          3,874          1,149
   Accrued expenses, interest and other .........................................         5,941          6,401          1,299
                                                                                      ---------      ---------      ---------
         Total adjustments ......................................................          (383)        14,297          6,106
                                                                                      ---------      ---------      ---------
Net cash provided by operating activities .......................................        34,666         34,959         11,347
                                                                                      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases ................................................       (58,181)       (19,841)       (17,183)
                                                                                      ---------      ---------      ---------
Net cash used in investing activities ...........................................       (58,181)       (19,841)       (17,183)
                                                                                      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of Common Stock ......................................             0              0         50,730
Repurchase of Noteholder and Legg Mason Warrants ................................             0              0        (25,757)
Borrowings under revolving credit facility ......................................       305,845        143,155        193,210
Repayments under revolving credit facility ......................................      (299,338)      (144,244)      (192,121)
Repayment of long-term debt .....................................................             0              0        (21,360)
Payment of obligations under capital leases .....................................            (2)           (24)          (838)
Return of funds toward common stock subscription ................................             0              0           (488)
Exercise of stock options and employee stock purchases ..........................         2,907          1,478              0
Deferred financing costs ........................................................           (63)             0            (75)
                                                                                      ---------      ---------      ---------
      Net cash provided by financing activities .................................         9,349            365          3,301
                                                                                      ---------      ---------      ---------
      Net increase (decrease) in cash and cash equivalents ......................       (14,166)        15,483         (2,535)
      Cash and cash equivalents, beginning of period ............................        16,370            887          3,422
                                                                                      ---------      ---------      ---------
Cash and cash equivalents, end of period ........................................     $   2,204      $  16,370      $     887
                                                                                      =========      =========      =========

OTHER CASH FLOW INFORMATION:
Cash paid during the year for interest ..........................................     $     676      $     439      $   2,551
Cash paid during the year for income taxes ......................................        17,065          2,085            607

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The Company is a specialty retailer of apparel and accessories for children from newborn to twelve years of age. The Company designs, sources and markets its products under "The Children's Place" brand name for sale exclusively in its stores. As of January 29, 2000, the Company operated 293 stores in 34 states, located primarily in regional shopping malls.

Fiscal Year

      The Company's fiscal year is a 52-week or 53-week period ending on the Saturday nearest to January 31. The results for fiscal 1999, fiscal 1998 and fiscal 1997 represent the 52-week periods ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

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

Inventories

      Inventories, which consist primarily of finished goods, are stated at the lower of average cost or market, calculated using the retail inventory method.

Cost of Sales

      In addition to the cost of inventory sold, the Company includes its buying, distribution and occupancy expenses in its cost of sales.

Property and Equipment

      Property and equipment are stated at cost, except for store fixtures and equipment under capital leases which are recorded at the present value of the future lease payments as of lease inception. Property and equipment is depreciated on a straight-line basis based upon their estimated useful lives, which range from three to ten years. Amortization of property and equipment under capital leases and leasehold improvements is computed on a straight-line basis over the term of the lease or the estimated useful life, whichever is shorter.

Deferred Financing Costs

      The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are amortized over the term of the indebtedness. As of January 29, 2000, unamortized deferred financing costs represent the cost of acquiring the Company's working capital facility and were approximately $138,000 net of accumulated amortization of $73,000. See Note 2 - Initial Public Offering for a discussion of the write-off of unamortized deferred financing costs in conjunction with the Company's initial public offering.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

 Accounting for Impairment of Long-Lived Assets

   The Company continually evaluates the carrying value and the economic useful lives of its long-lived assets based on the Company's operating performance and the expected undiscounted future net cash flows and adjusts the carrying value of assets which may not be recoverable. The Company does not believe that any impairment exists as of January 29, 2000 in the recoverability of its long-lived assets.

Pre-opening Costs

      Store pre-opening costs, which consist primarily of payroll, supply and marketing expenses, are expensed as incurred.

Advertising Costs

      The Company expenses the cost of advertising when the advertising is first run or displayed. Included in selling, general and administrative expenses for fiscal 1999, fiscal 1998 and fiscal 1997 are advertising costs of approximately $9,218,000, $3,526,000 and $2,004,000, respectively.

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

Accounting for Stock Based Compensation

      The Company accounts for its 1996 Stock Option Plan (the "1996 Plan"), its 1997 Stock Option Plan (the "1997 Plan") and its Employee Stock Purchase Plan (the "ESPP") under the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Refer to Note 9 - Stock Option and Purchase Plans for pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Net Income per Common Share

      The Company reports its earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"), which requires the presentation of both basic and diluted earnings per share on the statements of income. The Company adopted SFAS 128 during fiscal 1997.

      Basic income per common share for fiscal 1997 was calculated by dividing net income by the basic weighted average common shares outstanding as if the Stock Split, the Series B Conversion and the Reclassification (as discussed in
Note 2 - Initial Public Offering), occurred on the first day of fiscal 1997.

      Diluted income per common share for fiscal 1997 was calculated by dividing net income by the diluted weighted average common shares and common share equivalents outstanding as if the Stock Split, the Series B Conversion and the Reclassification occurred on the first

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

day of fiscal 1997. For fiscal 1997, common share equivalents included the Noteholder Warrant and Legg Mason Warrant (each as discussed in Note 2 - Initial Public Offering) prior to their exercise and management options to purchase common stock under the 1996 Plan and the 1997 Plan calculated using the treasury stock method at an assumed public offering price of $14.00 prior to the initial public offering and, after the initial public offering, at the average market price in accordance with SFAS 128.

      In accordance with SFAS 128, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

                                                         For the Fiscal Year Ended
                                                 -------------------------------------------
                                                 January 29,     January 30,     January 31,
                                                    2000            1999            1998
                                                 -----------     -----------     -----------
      Net income (in thousands) ............     $    35,049     $    20,662     $     5,241
                                                 ===========     ===========     ===========

      Basic weighted average common shares .      25,381,694      24,787,698      21,821,160
      Dilutive effect of stock options .....       1,266,416       1,120,901       2,536,495
                                                 -----------     -----------     -----------
      Diluted weighted average common shares      26,648,110      25,908,599      24,357,655
                                                 ===========     ===========     ===========

      Antidilutive options .................         112,075         223,807         183,753

      Antidilutive options consist of the weighted average of stock options for the respective periods ended January 29, 2000, January 30, 1999 and January 31, 1998 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

Derivative Instruments

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000 with early adoption permitted. The Company is currently analyzing the impact of this new pronouncement on its financial position and results of operations.

Foreign Currency Translation

      The Company has determined that the local currency of its Hong Kong subsidiary is the functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity. The effect of exchange rate changes on cash is insignificant.

2. INITIAL PUBLIC OFFERING

      On September 18, 1997, the Company sold 4,000,000 shares of Common Stock at $14.00 per share in an initial public offering (the "Offering") pursuant to a registration statement filed on Form S-1 (No. 333-31535) with the Securities and Exchange Commission and in its prospectus dated September 18, 1997 (the "Prospectus"). The Company used the net proceeds of $50.7 million, after deducting the underwriters' discount of $3.9 million and transaction expenses of $1.4 million, from this Offering to (i) pay the principal amount of, and accrued interest on, the Senior Subordinated Notes held by Nomura Holding America Inc., (the "Noteholder") of $20.6 million, (ii) repurchase a warrant held by the Noteholder (the "Noteholder Warrant"), for $20.6 million, (iii) repurchase two-thirds of a warrant held by Legg Mason Wood Walker, Incorporated (the "Legg Mason Warrant") for $5.2 million, and (iv) reduce borrowings outstanding under the Company's working capital facility (the "Foothill Credit Facility") with the remainder of the net proceeds. The Senior Subordinated Notes, the Noteholder Warrant and the Legg Mason Warrant were issued in conjunction with a 1996 recapitalization of the Company.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. SHORT-TERM BORROWINGS

The Foothill Credit Facility

      The Company has a working capital facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill Capital"). During fiscal 1999, the Foothill Credit Facility was amended to provide for up to $50 million in borrowings which included a sublimit of up to $40 million in letters of credit. As of January 30, 1999, the Foothill Credit Facility provided for up to $30 million in borrowings which included a sublimit of up to $20 million in letters of credit. The Foothill Credit Facility expires in July 2002 and provides for one year automatic renewal options. The Company had $6.5 million outstanding under the Foothill Credit Facility as of January 29, 2000 and had no outstanding borrowings as of January 30, 1999. Letters of credit outstanding as of January 29, 2000 and January 30, 1999 were $16.0 million and $10.6 million, respectively. Availability as of January 29, 2000 and January 30, 1999 was $21.4 million and $19.3 million, respectively.

      The availability of borrowings under the Foothill Credit Facility are determined as an amount equal to the sum of (i) 90% of eligible accounts receivable, (ii) 30% of the selling price of eligible inventory (not to exceed 65% of the cost of eligible inventory) and (iii) 30% of the retail selling price of inventory to be acquired pursuant to the outstanding letters of credit not to exceed the lower of (a) the face value of the outstanding letters of credit or
(b) 65% of the cost of inventory to be acquired pursuant to the outstanding letters of credit. The Company's obligations under the Foothill Credit Facility are secured by a first priority security interest on the Company's present and future assets.

      The Foothill Credit Facility also contains certain financial covenants, including, among others, the maintenance of minimum levels of tangible net worth, working capital and current ratios and imposes certain limitations on the Company's annual capital expenditures, as defined in the Foothill Credit Facility, as well as a prohibition on the payment of dividends. As of January 29, 2000, the Company was in compliance with all of its covenants under the Foothill Credit Facility. Noncompliance with these covenants could result in additional fees or could affect the availability of the facility.

      Amounts outstanding under the Foothill Credit Facility bear interest at a floating rate equal to the prime rate or, at the Company's

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SHORT-TERM BORROWINGS (continued)

option, the 30-day LIBOR Rate plus a pre-determined spread. As of January 29, 2000 and January 30, 1999, the interest rate charged under the Foothill Credit Facility was 8.50% and 7.75%, respectively. In addition, the Company was also required to pay an anniversary fee of $37,500 and $75,000 during fiscal 1999 and fiscal 1998, respectively.

      Borrowing activity under the Foothill Credit Facility was as follows (dollars in thousands):

                                                                 For the Fiscal Year Ended
                                                                 ------------------------
                                                                 January 29,  January 30,
                                                                    2000         1999
                                                                 -----------  -----------
      Weighted average balances outstanding ...................     $ 8,720     $ 4,744
      Weighted average interest rate ..........................        7.73%       7.50%
      Maximum balance outstanding .............................     $24,185     $15,994

4. ACCRUED EXPENSES, INTEREST AND OTHER CURRENT LIABILITIES

      Accrued expenses, interest and other current liabilities is comprised of the following (dollars in thousands):

                                                                 January 29,  January 30,
                                                                    2000         1999
                                                                 -----------  -----------
      Accrued salaries and benefits ...........................     $ 3,710     $ 3,999
      Accrued real estate expenses ............................       2,588       1,845
      Customer liabilities ....................................       2,189       1,497
      Other accrued expenses ..................................       7,539       5,362
                                                                    -------     -------
       Accrued expenses, interest and other current liabilities     $16,026     $12,703
                                                                    =======     =======

5. COMMITMENTS AND CONTINGENCIES

      The Company leases all of its stores and distribution facilities, and certain office equipment, store fixtures and automobiles, under leases expiring at various dates through 2014. Certain leases include options to renew. The leases require fixed minimum annual rental payments plus, under the terms of certain leases, additional payments for taxes, other expenses and additional rent based upon sales.

      Rent expense is as follows (dollars in thousands):

                                                               Fiscal Year Ended
                                                     -------------------------------------
                                                     January 29,  January 30,  January 31,
                                                         2000         1999        1998
                                                     -----------  -----------  -----------
      Store and distribution facility rent:
       Minimum rentals ....................            $32,633      $23,022     $16,037
       Additional rent based upon sales ...                646          351         242
                                                       -------      -------     -------
       Total rent expense .................            $33,279      $23,373     $16,279
                                                       =======      =======     =======

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. COMMITMENTS AND CONTINGENCIES (continued)

      Future minimum annual lease payments under the Company's operating leases at January 29, 2000, are as follows (dollars in thousands):

                                                                  Operating
                                                                   Leases
                                                                  ---------
      Fiscal year
      2000 ............................................           $ 47,063
      2001 ............................................             50,646
      2002 ............................................             50,801
      2003 ............................................             49,518
      2004 ............................................             48,943
      Thereafter ......................................            198,021
                                                                  --------
      Total minimum lease payments ....................           $444,992
                                                                  ========

6. LITIGATION

Stockholder Litigation

      The Company has reached an agreement in principle to resolve the federal securities class action litigation which was filed against the Company and others in the United States District Court for the District of New Jersey and the securities litigation filed in Superior Court of New Jersey, Essex County Division. The proposed settlements provide for payment of $1.7 million in the aggregate and would be funded entirely from insurance proceeds. The proposed federal action settlement requires court approval. The proposed settlements would have no material impact on the Company.

Other Litigation

      The Company is also involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings, will not have a material adverse effect on the Company's financial position or results of operations.

7. INCOME TAXES

      Components of the Company's provision for income taxes consisted of the following (dollars in thousands):

                                                   Fiscal Year Ended
                                         ---------------------------------------
                                         January 29,    January 30,  January 31,
                                             2000          1999         1998
                                         -----------    -----------  -----------

      Current -
         Federal .....................     $14,900       $   799      $   158
         Foreign......................         533             0            0
         State .......................       3,500         1,600          332
      Deferred -
         Federal .....................       2,574        10,209        3,679
         State .......................         881         1,750          526
                                           -------       -------      ---------
         Provision for income taxes ..     $22,388       $14,358      $ 4,695
                                           =======       =======      =======

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

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES (continued)

      A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rate follows (dollars in thousands):

                                                                     Fiscal Year Ended
                                                            --------------------------------------
                                                            January 29,  January 30,   January 31,
                                                               2000          1999          1998
                                                            -----------  -----------   -----------
      Calculated income tax provision ..................     $ 20,103      $ 12,257      $  4,088
      State income taxes, net of federal benefit .......        2,848         2,101           583
      Foreign tax ......................................         (563)            0             0
      Nondeductible expenses ...........................            0          (160)           30
      Other ............................................            0           160            (6)
                                                             --------      --------      --------
      Tax provision as shown on the statements of income     $ 22,388      $ 14,358      $  4,695
                                                             ========      ========      ========

      Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes as measured by tax laws.

      Temporary differences and net operating loss carryforwards which give rise to deferred tax assets and liabilities are as follows (dollars in thousands):

                                                  January 29,     January 30,
                                                     2000            1999
                                                  -----------    -----------

      Current -
         Uniform inventory capitalization           $1,254          $  832
         Inventory .......................             411             941
         Expenses not currently deductible              55             638
         Net operating loss carryforwards                0              36
                                                    ------          ------
            Total current ................           1,720           2,447
                                                    ------          ------
      Noncurrent -
         Depreciation ....................           3,392           2,424
         Deferred rent ...................           1,659           1,458
         Alternative minimum tax credit ..               0           1,262
                                                    ------          ------
            Total noncurrent .............           5,051           5,144
                                                    ------          ------
            Total deferred tax asset .....          $6,771          $7,591
                                                    ======          ======

      The majority of the 1998 tax provision was not paid in cash, but reduced the deferred tax asset on the balance sheet. However, the Company made cash tax payments of approximately $2.6 million for its fiscal 1998 taxes related to payments of federal Alternative Minimum Tax ("AMT"), state minimum taxes and state taxes where the Company was not in an NOL status. The Company utilized its remaining NOL carryforwards during fiscal 1999. The amount and availability of these NOLs are subject to review by the Internal Revenue Service.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY

      The Company's stockholders' equity is comprised of the following (dollars in thousands):

                                                          January 29,      January 30,
                                                             2000             1999
                                                          -----------      -----------
      Common stock:
         Authorized number of shares, $0.10 par value     100,000,000     100,000,000
         Issued and outstanding number of shares ....      25,698,120      24,972,901
      Preferred stock:
         Authorized number of shares, $1.00 par value       1,000,000       1,000,000
         Issued and outstanding number of shares ....               0               0

9. STOCK OPTION AND PURCHASE PLANS

Stock Option Plans

      Effective February 1, 1997, the Company adopted the provisions of SFAS 123 in accounting for its stock option plans, which are described below. Accordingly, no compensation expense has been recognized for stock-based compensation, since the options granted were at prices that equaled or exceeded their estimated fair market value at the date of grant. If compensation expense for the Company's stock options issued in fiscal 1999, fiscal 1998 and fiscal 1997 had been determined based on the fair value method of accounting, the Company's net income would have been reduced to the pro forma amounts indicated below for the three fiscal years in the period ended January 29, 2000:

                                                                            Fiscal Year Ended
                                                          -----------------------------------------------------
                                                            January 29,        January 30,        January 31,
                                                               2000               1999               1998
                                                          -------------      --------------     ---------------
      Net income -
         As reported .................................    $ 35,049,000       $   20,662,000     $    5,241,000
         Pro forma ...................................    $ 33,111,000       $   19,042,000     $    4,385,000
      Pro forma diluted net income per share -
         As reported .................................    $       1.32       $         0.80     $         0.22
         Pro forma ...................................    $       1.24       $         0.73     $         0.18

            The fair value of issued stock options were estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

                                                            January 29,        January 30,       January 31,
                                                               2000               1999               1998
                                                            -----------        -----------       -----------
      Dividend yield..................................                 0%                 0%                   0%
      Volatility factor...............................             57.00%             45.00%               36.56%
      Weighted average risk-free interest rate........              5.89%              5.17%                6.02%
      Expected life of options........................           5 years            5 years              5 years
      Weighted average fair value on grant date.......  $13.22 per share    $3.52 per share      $5.82 per share

      On June 28, 1996, the Company approved the adoption of the 1996 Plan, which authorized the granting of incentive stock options and nonqualified stock options to key employees of the Company. The 1996 Plan provided for the granting of options with respect to 1,743,240 shares of Common Stock. On September 17, 1997, the Company approved adoption of the 1997 Plan, which also authorizes the

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTION AND PURCHASE PLANS (continued)

granting of incentive stock options and nonqualified stock options to key employees of the Company with respect to an additional 1,000,000 shares of Common Stock. On August 3, 1999, the Company further amended the 1997 Plan to increase by 1,500,000 the number of shares of Common Stock authorized for issuance in connection with options to be granted to employees, officers and directors of the Company. As of January 29, 2000, there were 4,500 shares available for grant under the 1996 Plan and 1,220,030 shares available for grant under the 1997 Plan.

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

      The Company issued options to key employees in fiscal 1997 in conjunction with the Offering. During fiscal 1998, the 931,500 options granted were comprised of (i) 363,700 options that were canceled and re-granted on March 26, 1998, (ii) 290,000 options that were granted to officers hired during fiscal 1998, (iii) 135,000 options that were granted to existing officers and (iv) 142,800 options that were granted to newly hired or existing key employees. The Board of Directors authorized the cancellation and re-granting of certain options, which were originally granted in conjunction with the Offering under the 1996 Plan and the 1997 Plan, from an exercise price of $14.00 to the average market price on March 27, 1998 of $8.70 per share. The cancellation and re-granting re-established these options as an incentive to improve the overall performance of the Company. Options granted to officers were not repriced. During fiscal 1999, the 561,700 options granted were comprised of (i) 180,000 options granted for new and existing officers, and (ii) 381,700 options that were granted to newly hired and existing employees.

      The options granted in conjunction with a 1996 recapitalization of the Company vest at 20% six months from the date of grant and 20% on each of the first, second, third and fourth anniversaries of the date of the grant. The options granted in conjunction with the Offering vest 20% on December 31, 1997 and 20% on each of the first, second, third and fourth anniversaries of the date of the grant. The options canceled and re-granted during fiscal 1998 will vest in accordance with their original vesting schedule. Unless otherwise specified by the Board of Directors, options granted during fiscal 1998 and fiscal 1999 vest at 20% a year over a five year period.

      Changes in common shares under option for the three fiscal years in the period ended January 31, 1999 are summarized below:

                                        January 29, 2000                January 30, 1999                 January 31, 1998
                                  ----------------------------   -------------------------------    ---------------------------
                                              Weighted Average                  Weighted Average               Weighted Average
                                   Shares      Exercise Price      Shares        Exercise Price     Shares      Exercise Price
                                  --------     ---------------   ---------      ---------------    ---------   ---------------
Beginning of year ........        2,185,706        $ 6.43        1,981,120           $ 5.82        1,444,080        $ 2.68
Granted ..................          561,700         24.13          931,500 (1)         9.66          551,260         14.25
Exercised ................         (713,560)         3.70         (339,294)            3.41                0            --
Canceled .................          (67,990)        14.70         (387,620)(1)        13.73          (14,220)        14.00
                                  ---------        ------        ---------           ------        ---------        ------
End of year ..............        1,965,856        $12.21        2,185,706           $ 6.43        1,981,120        $ 5.82
                                  =========        ======        =========           ======        =========        ======
Exercisable at end of year          600,186        $ 7.83          793,378           $ 4.85          684,576        $ 4.49

-----------
(1) Includes 363,700 options that were canceled and re-granted on March 26, 1998.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTION AND PURCHASE PLANS (continued)

      The following table summarizes information regarding options outstanding at January 29, 2000:

                              Options Outstanding                                               Options Exercisable
 --------------------------------------------------------------------------------------    ------------------------------------
   Exercise           Outstanding at      Weighted Average Remaining   Weighted Average     Exercisable at     Weighted Average
    Prices           January 29, 2000           Contractual Life        Exercise Price     January 29, 2000     Exercise Price
 -----------         ----------------     --------------------------   ---------------     ----------------    ----------------
  $2.68 - 2.68            551,096                     6.4                  $ 2.68              262,280               $2.68
  $7.31 - 10.69           641,116                     8.3                    8.76              211,156                8.62
 $14.00 - 19.06           507,094                     9.2                   15.67               96,050               14.91
 $23.06 - 31.63           101,400                     9.2                   26.63               30,700               24.19
 $36.69 - 40.91           165,150                     9.3                   37.97                    0                  --
 --------------          ---------                    ---                   -----              -------               -----
  $2.68 - 40.91          1,965,856                    8.1                  $12.21              600,186               $7.83
 ==============          =========                    ===                  ======              =======               =====

Stock Purchase Plans

      On September 17, 1997, the Company approved the adoption of the ESPP, which authorized up to 360,000 shares of Common Stock for employee purchase through payroll deductions at 85% of fair market value. All employees of the Company, who have completed at least 90 days of employment and attained 21 years of age, are eligible to participate, except for employees who own Common Stock or options on such common stock which represents 5% or more of the Company. During fiscal 1999, fiscal 1998 and fiscal 1997, there were 11,659 shares, 11,504 shares and 0 shares issued under the ESPP.

10. SAVINGS AND INVESTMENT PLAN

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

      The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan's trustees. In January 1997, the 401(k) Plan was amended whereby the Company will match the lesser of 50% of the participant's contribution or 2.5% of the participant's compensation. During fiscal 1999, fiscal 1998 and fiscal 1997, the Company's matching contributions to the 401(k) Plan were approximately $367,000, $300,000 and $247,000, respectively.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table summarizes the quarterly financial data for the periods indicated (dollars in thousands, except for per share amounts):

                                             Fiscal Year Ended January 29, 2000
                                        ----------------------------------------------
                                         First       Second        Third       Fourth
                                        Quarter      Quarter      Quarter      Quarter
                                        -------      -------      -------      -------
Net sales .........................     $ 92,621     $ 73,920     $119,442     $135,513
Gross profit ......................       39,323       26,797       54,507       59,681
Net income ........................        7,383        1,402       12,734       13,530
Basic net income per common share .     $   0.29     $   0.06     $   0.50     $   0.53
Diluted net income per common share     $   0.28     $   0.05     $   0.48     $   0.51

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

                                                     Fiscal Year Ended January 30, 1999
                                               ----------------------------------------------
                                                First       Second         Third       Fourth
                                               Quarter      Quarter       Quarter      Quarter
                                               -------      -------       -------      -------
Net sales ................................     $ 55,999     $ 48,014      $ 82,496     $ 97,344
Gross profit .............................       21,915       15,489        36,126       43,874
Net income (loss) ........................        2,742         (511)        8,485        9,946
Basic net income (loss) per common share .     $   0.11     $  (0.02)     $   0.34     $   0.40
Diluted net income (loss) per common share     $   0.11     $  (0.02)     $   0.33     $   0.38

12. RELATED PARTY TRANSACTIONS

SKM Financial Advisory Services

      In 1996, the Company entered into a management agreement with SKM which provides for the payment of an annual fee of $150,000, payable quarterly in advance, in exchange for certain financial advisory services. This management agreement remains in effect until SKM or any of its affiliates' total ownership of the Company's Common Stock is less than 10% on a fully diluted basis. Pursuant to the management agreement, the Company incurred fees and expenses of approximately $151,000, $151,000 and $153,000 during fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

Stockholders Agreement

      The Company and certain of its stockholders, who as of January 29, 2000 own in the aggregate a majority of the Common Stock, are parties to a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement places certain limitations upon the transfer, in privately negotiated transactions, of shares of Common Stock beneficially owned by Ezra Dabah, Stanley Silver and the SK Funds. In addition, the Stockholders Agreement provides that (1) so long as Ezra Dabah, together with members of his family, beneficially owns shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include three directors nominated by Ezra Dabah and
(2) so long as the SK Funds beneficially own shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include two directors nominated by the SK Funds. Should the number of directors comprising the Board of Directors be increased, nominees for the remaining director positions will be designated by the Board of Directors.

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

      During fiscal 1999, the Company purchased approximately $565,000 in footwear from Nina Footwear Corporation. Stanley Silverstein, a member of the Company's Board of Directors and Ezra Dabah's father-in-law, owns Nina Footwear Corporation with his brother.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SUBSEQUENT EVENTS - (UNAUDITED)

      Resignation of President

      On February 24, 2000, Stanley Silver, the Company's President and Chief Operating Officer resigned. The Company is currently in the process of searching for a new Chief Operating Officer to replace Mr. Silver. The Company expects to record $0.8 million charge in the first quarter of fiscal 2000 for settlement of Mr. Silver's employment agreement.

      Commitment Letter from Foothill Capital Corporation

      In February 2000, the Company received a commitment letter from Foothill Capital Corporation to increase its working capital facility to provide for borrowings up to $75.0 million (including a sublimit for letters of credit of $60.0 million). Consummation of this amendment to the working capital facility is subject to execution of definitive documentation and other conditions. Foothill Capital Corporation would act as the agent bank for a syndicated group of lenders on this facility. The commitment letter also contains provisions to increase borrowings up to $100 million (including a sublimit for letters of credit of $80 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that may be borrowed under this proposed working capital facility would depend on the Company's levels of inventory and accounts receivable. Amounts outstanding under the facility would bear interest at a floating rate equal to the prime rate or, at the Company's option, a LIBOR Rate plus a pre-determined spread. The LIBOR spread would be 1.25% to 2.50%, depending on the Company's financial performance from time to time. Borrowings under the facility would mature in July 2003 and provide for one year automatic renewal options. The proposed working capital facility would contain certain financial covenants including, among others, the maintenance of minimum levels of earnings and current ratios and would impose certain limitations on the Company's annual capital expenditures, as well as a prohibition on the payment of dividends. Credit extended under the working capital facility would be secured by a first priority security interest in the Company's present and future assets, as well as the assets of the Company's subsidiaries.

      Executive Officers

      On or about April 15, 2000, the Company made loans to six executive officers in amounts ranging from $200,000 to $500,000. The aggregate amount of these loans totaled $2.2 million. The loans mature on or about April 15, 2001 and bear interest at the prime rate as quoted by Chase Manhattan Bank. The loans are secured by the principal residences of these executive officers.

(a) (2) Financial Statement Schedules

      Financial statement schedules have been omitted because they are not required or are not applicable.

(a)(3) Exhibits

3.1*                     Amended and Restated Certificate of Incorporation of
                         the Company.
3.2*                     Amended and Restated ByLaws of the Company.
4.1*                     Form of Certificate for Common Stock of the Company.
9.1*                     Amended and Restated Stockholders Agreement, dated as
                         of September 18, 1997.
10.1*                    1996 Stock Option Plan of The Children's Place Retail
                         Stores, Inc.
10.2*                    1997 Stock Option Plan of The Children's Place Retail
                         Stores, Inc.
10.3*                    The Children's Place Retail Stores, Inc. 401(k) Plan.
10.4*                    Form of The Children's Place Retail Stores, Inc.
                         Employee Stock Purchase Plan.
10.5*                    The Children's Place Retail Stores, Inc. Management
                         Incentive Plan.
10.6*                    Amended and Restated Loan and Security Agreement dated
                         as of July 31, 1997, between the Company and Foothill
                         Capital Corporation.
10.7*                    Merchant Services Agreement dated December 12, 1994
                         between the Company and Hurley State Bank.
10.8*                    Employment Agreement dated as of June 27, 1996 between
                         the Company and Ezra Dabah.
10.10*                   Form of Indemnification Agreement between the Company
                         and the members of its Board of Directors.
10.12*                   Form of Amended and Restated Registration Rights
                         Agreement, dated as of September 18, 1997.
10.13*                   Letter Agreement as to employment, dated January 18,
                         1991, between the Company and Diane M. Timbanard.
10.14*                   Letter Agreement as to severance pay, dated January 22,
                         1991, between the Company and Diane M. Timbanard.
10.17*                   Buying Agency Agreement dated September 17, 1996
                         between the Company and KS Best International.
10.18*                   Advisory Agreement dated June 28, 1996 between the
                         Company and Saunders Karp & Megrue, L.P.
10.19**                  Amendment as of October 27, 1997 to Merchant Services
                         Agreement dated December 12, 1994 between the Company
                         and Hurley State Bank.
10.20***                 Employment Agreement dated as of January 30, 1998
                         between the Company and Clark Hinkley.
10.21****                Service Agreement, between the Company and AST
                         StockPlan, Inc., dated June 8, 1998.
10.22*****               Lease for a distribution center and corporate
                         headquarters facility between the Company and Hartz
                         Mountain Associates, dated June 30, 1998.
10.23*****               Software Purchase and license agreement between the
                         Company and Trimax Inc. dated August 14, 1998.
                         Amendment to a lease for a distribution center and
                         corporate headquarters facility between the Company and
                         Hartz Mountain Associates, dated November 20,
10.25******              1998. Second Amendment effective as of September 1,
                         1998 to the Merchant Services Agreement dated December
                         12, 1994 between the Company and Hurley State Bank,
10.26(sigma)             as amended as of October 27, 1997.
10.28(sigma)             Security Agreement - Stock Pledge dated January 31,
                         1999 between the Company and Foothill Capital
                         Corporation. Amendment Number One dated as of February
                         22, 1999 to Amended and Restated Loan and Security
                         Agreement between the Company and Foothill Capital
10.29(sigma)             Corporation.
10.30(sigma)(sigma)      Amendment Number Four dated as of December 10, 1999
                         between the Company and Foothill Capital Corporation.
10.31                    Amendment Number Two dated as of June 15, 1999 between
                         the Company and Foothill Capital Corporation.
10.32                    Amendment Number Five dated as of December 11, 1999
                         between the Company and Foothill Capital Corporation.
10.33                    Amendment Number Six dated as of April 1, 2000 between
                         the Company and Foothill Capital Corporation.
10.34                    Severance Agreement dated February 24, 2000 between the
                         Company and Stanley Silver.
21.1                     Subsidiaries of the Company
27.1                     Financial Data Schedule.

* Incorporated by reference to the registrant's Registration Statement on Form S-1 (No. 333-31535). Exhibit numbers are identical to the exhibit numbers incorporated by reference to such registration statement.

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

*****           Incorporated by reference to the registrant's quarterly report on Form 10-Q for the period ended August 1, 1998. Exhibit
                   10.22 was filed previously as Exhibit 10.2 and Exhibit 10.23 was filed previously as Exhibit 10.3 in such quarterly report.

******          Incorporated by reference to registrant's quarterly report on
                   Form 10-Q for the period ended October 31, 1998. Exhibit
                   10.25 was filed previously as Exhibit 10.5 in such quarterly report.

(sigma)         Incorporated by reference to the registrants' annual report on
                   Form 10-K for the fiscal year ended January 30, 1999.

(sigma)(sigma)  Incorporated by reference to the registrant's quarterly report on Form 10-Q for the period ended October 30, 1999. Exhibit
                  10.30 was filed previously as Exhibit 10.1 in such quarterly report.

(b) Reports on Form 8-K

      No reports were filed.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE CHILDREN'S PLACE RETAIL STORES, INC.


                                    By:              /s/ Ezra Dabah
                                               -------------------------
                                                      Ezra Dabah
                                               Chairman of the Board and
                                                Chief Executive Officer
                                                    April 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                       Title                                 Date
           ---------                                       -----                                 ----
        /s/ Ezra Dabah                   Chairman of the Board of Directors and Chief       April 28, 2000
----------------------------------       Executive Officer (Principal Executive Officer)
            Ezra Dabah

      /s/ Seth L. Udasin                 Vice President and Chief Financial Officer         April 28, 2000
----------------------------------       (Principal Financial and Accounting Officer)
          Seth L. Udasin

   /s/ Stanley Silverstein               Director                                           April 28, 2000
----------------------------------
       Stanley Silverstein

       /s/ John Megrue                   Director                                           April 28, 2000
----------------------------------
            John Megrue

      /s/ David J. Oddi                  Director                                           April 28, 2000
----------------------------------
           David J. Oddi