Form 10-Q
period 2000-04-29
CHILDRENS PLACE RETAIL STORES INC
filed 2000-06-12
CIK 1041859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended April 29, 2000

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

     Common Stock, par value $0.10 per share, outstanding at June 1, 2000:
                                25,762,865 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE PERIOD ENDED APRIL 29, 2000


                                TABLE OF CONTENTS




                                                                                               PAGE
                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets.......................................................      1

         Consolidated Statements of Income.................................................      2

         Consolidated Statements of Cash Flows.............................................      3

         Notes to Consolidated Financial Statements........................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of........
         Operations........................................................................      5

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.......................      7


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................       8

Item 6.  Exhibits and Reports on Form 8-K .................................................      8

Signatures.................................................................................      9

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    APRIL 29, 2000         JANUARY 29, 2000
                                                                                    --------------         ----------------
                                                                                      (UNAUDITED)
                                           ASSETS
Current assets:
    Cash and cash equivalents.................................................           $   6,560                 $  2,204
    Accounts receivable.......................................................              12,217                    5,112
    Inventories...............................................................              47,715                   56,021
    Prepaid expenses and other current assets.................................               9,144                    8,527
    Deferred income taxes.....................................................               1,720                    1,720
                                                                                        ----------               ----------
       Total current assets...................................................              77,356                   73,584
    Property and equipment, net...............................................             101,451                   87,674
    Deferred income taxes.....................................................               5,051                    5,051
    Other assets..............................................................               4,813                    4,650
                                                                                        ----------               ----------
       Total assets...........................................................           $ 188,671                 $170,959
                                                                                        ==========               ==========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
    Revolving credit facility.................................................           $       0                 $  6,507
    Accounts payable..........................................................              23,486                   20,216
    Taxes payable.............................................................               6,818                    3,495
    Accrued expenses, interest and other current liabilities..................              23,119                   16,026
                                                                                        ----------               ----------
       Total current liabilities..............................................              53,423                   46,244
Other long-term liabilities...................................................               5,214                    4,649
                                                                                        ----------               ----------
       Total liabilities......................................................              58,637                   50,893
                                                                                        ----------               ----------


                         COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 25,756,964 shares and 25,698,120 shares issued and outstanding, at April 29, 2000 and
    January 29,2000, respectively.............................................               2,576                    2,570
Additional paid-in capital....................................................              88,964                   88,376
Translation adjustments.......................................................                  (7)                      (7)
Retained earnings.............................................................              38,501                   29,127
                                                                                        ----------               ----------
       Total stockholders' equity.............................................             130,034                  120,066
                                                                                        ----------               ----------
       Total liabilities and stockholders' equity.............................            $188,671                 $170,959
                                                                                        ==========               ==========



         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                          THIRTEEEN WEEKS ENDED
                                                                                          ---------------------
                                                                                APRIL 29, 2000                MAY 1, 1999
                                                                                --------------                -----------
     Net sales....................................................                    $130,082                   $ 92,621
     Cost of sales................................................                      73,224                     53,298
                                                                                     ---------                  ---------

     Gross profit.................................................                      56,858                     39,323
     Selling, general and administrative expenses.................                      34,176                     22,594
     Pre-opening costs............................................                       2,683                      1,201
     Depreciation and amortization................................                       4,471                      3,296
                                                                                     ---------                  ---------

     Operating income.............................................                      15,528                     12,232
     Interest expense (income), net...............................                         181                       (150)
     Other expense, net...........................................                           3                          5
                                                                                     ---------                  ---------

     Income before income taxes...................................                      15,344                     12,377
     Provision for income taxes...................................                       5,970                      4,994
                                                                                     ---------                  ---------
     Net income...................................................                    $  9,374                   $  7,383
                                                                                     =========                  =========

     Basic net income per common share............................                       $0.36                      $0.29
     Basic weighted average common shares outstanding.............                      25,736                     25,114

     Diluted net income per common share..........................                       $0.36                      $0.28
     Diluted weighted average common shares outstanding...........                      26,352                     26,620



         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           THIRTEEN WEEKS ENDED
                                                                                           --------------------
                                                                                 APRIL 29, 2000              MAY 1, 1999
                                                                                 --------------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................                 $ 9,374                  $ 7,383
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization...................................                   4,471                    3,296
       Deferred financing fee amortization.............................                      11                        6
       Loss on disposals of property and equipment.....................                     110                      272
       Deferred taxes..................................................                     203                     (367)
Changes in operating assets and liabilities:
       Accounts receivable.............................................                  (7,105)                  (2,168)
       Inventories.....................................................                   8,306                    7,152
       Prepaid expenses and other current assets.......................                    (617)                  (1,948)
       Other assets....................................................                    (489)                  (1,702)
       Accounts payable................................................                   3,270                    5,715
       Accrued expenses, interest and other current liabilities........                   8,730                    6,477
                                                                                     ----------             ------------
          Total adjustments............................................                  16,890                   16,733
                                                                                     ----------             ------------
Net cash provided by operating activities..............................                  26,264                   24,116
                                                                                     ----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases.......................................                 (15,794)                 (15,283)
                                                                                     ----------             ------------
Net cash used in investing activities..................................                 (15,794)                 (15,283)
                                                                                     ----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases.................                     393                      814
Borrowings under revolving credit facility.............................                 128,681                    7,864
Repayments under revolving credit facility.............................                (135,188)                  (7,864)
Payment of obligations under capital leases............................                       0                       (2)
                                                                                     ----------             ------------
Net cash (used in) provided by financing activities....................                  (6,114)                     812
                                                                                     ----------             ------------
       Net increase in cash and cash equivalents.......................                   4,356                    9,645
       Cash and cash equivalents, beginning of period..................                   2,204                   16,370
                                                                                     ----------             ------------
Cash and cash equivalents, end of period...............................                 $ 6,560                  $26,015
                                                                                     ==========             ============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest...............................                    $331                      $31
Cash paid during the period for income taxes...........................                   2,443                    1,280


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 29, 2000. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 29, 2000 included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended April 29, 2000 are not necessarily indicative of operating results for a full fiscal year.

         2.  NET INCOME PER COMMON SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.


                                                                                        THIRTEEN WEEKS ENDED
                                                                                        --------------------
                                                                              APRIL 29, 2000            MAY 1, 1999
                                                                              --------------            -----------
         Net income..............................................                     $9,374                 $7,383
                                                                                ============            ===========
         Basic shares............................................                 25,735,532             25,114,287
         Dilutive effect of stock options........................                    616,299              1,505,559
                                                                                ------------            -----------
         Dilutive shares.........................................                 26,351,831             26,619,846
                                                                                ------------            -----------

         Antidilutive options....................................                    699,310                 14,000

         Antidilutive options consist of the weighted average of stock options for the respective periods ended April 29, 2000 and May 1, 1999 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

         3.  LITIGATION

CLASS ACTION SUITS

         The Company has resolved the federal securities class action litigation which was filed against the Company and others in the United States District Court for the District of New Jersey and the securities litigation filed in Superior Court of New Jersey, Essex County Division. The settlements provide for the payment of $1.7 million in the aggregate and have been funded entirely from insurance proceeds. Final judgment of the federal action was entered by the District Court on May 24, 2000. The parties plan to file a stipulation of discontinuance of the state court action on June 26, 2000. The proposed settlements have no material impact on the Company.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF FEDERAL SECURITIES LAWS, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THOSE STATEMENTS INCLUDE, BUT MAY NOT BE LIMITED TO, THE DISCUSSIONS OF THE COMPANY'S OPERATING AND GROWTH STRATEGY. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS" IN THE BUSINESS SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 29, 2000. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE TO BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT EVENTS AND CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

       THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE ANNUAL AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 29, 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:


                                                                                            THIRTEEN WEEKS ENDED
                                                                                            --------------------
                                                                                   APRIL 29, 2000            MAY 1, 1999
                                                                                   --------------            -----------
         Net sales.......................................................                   100.0%                 100.0%
         Cost of sales...................................................                    56.3                   57.5
                                                                                        ---------              ---------

         Gross profit....................................................                    43.7                   42.5
         Selling, general and administrative expenses....................                    26.3                   24.4
         Pre-opening costs...............................................                     2.1                    1.3
         Depreciation and amortization...................................                     3.4                    3.6
                                                                                        ---------              ---------

         Operating income................................................                    11.9                   13.2
         Interest expense (income), net..................................                     0.1                   (0.2)
         Other expense, net..............................................                      --                     --
                                                                                        ---------              ---------

         Income before income taxes......................................                    11.8                   13.4
         Provision for income taxes......................................                     4.6                    5.4
                                                                                        ---------              ---------

         Net income......................................................                     7.2%                   8.0%
                                                                                        =========              =========

         Number of stores, end of period.................................                     335                    239

THIRTEEN WEEKS ENDED APRIL 29, 2000 (THE "FIRST QUARTER 2000") COMPARED TO THIRTEEN WEEKS ENDED MAY 1, 1999 (THE "FIRST QUARTER 1999")

         Net sales increased by $37.5 million, or 40%, to $130.1 million during the First Quarter 2000 from $92.6 million during the First Quarter 1999. During the First Quarter 2000, we opened 43 new stores and closed one store. Net sales for the 43 new stores, as well as the other stores that did not qualify as comparable stores, contributed $33.5 million of the net sales increase. During the First Quarter 2000, we opened our first stores in the Pacific Northwest, California and Texas. As of April 29, 1999, we operated 335 stores in 41 states, primarily located in regional shopping malls. Our comparable store sales increased 5% and contributed $4.0 million of our net sales increase during the First Quarter 2000. Comparable store sales increased 32% during the First Quarter 1999.

         Gross profit increased by $17.6 million to $56.9 million during the First Quarter 2000 from $39.3 million during the First Quarter 1999. As a percentage of net sales, gross profit increased to 43.7% during the First Quarter 2000 from 42.5% during the First Quarter 1999. The increase in gross profit, as a percentage of net sales, was principally due to higher initial markups achieved through effective product sourcing and lower markdowns partially offset by higher occupancy and freight costs. Occupancy costs were unfavorably impacted by new stores that have not been open long enough to leverage their expenses through an established sales base and higher costs associated with our new distribution center and corporate headquarters facility.

         Selling, general and administrative expenses increased $11.6 million to $34.2 million during the First Quarter 2000 from $22.6 million during the First Quarter 1999. Selling, general and administrative expenses were 26.3% of net sales during the First Quarter 2000 as compared with 24.4% during the First Quarter 1999. The increase, as a percentage of net sales, was primarily due to higher store payroll wage rates, costs associated with our E-Commerce website which was not operational in the First Quarter 1999 and the settlement of an employment agreement for our President and Chief Operating Officer, who resigned in February 2000.

         During the First Quarter 2000, pre-opening costs were $2.7 million, or 2.1% of net sales, as compared to $1.2 million, or 1.3% of net sales, during the First Quarter 1999. We opened 43 stores and 30 stores, during the First Quarter 2000 and the First Quarter 1999, respectively. During the First Quarter 2000, we incurred higher pre-opening expenses due to increased marketing costs to introduce The Children's Place brand in our new markets as well as increased travel and freight costs to open our first stores in the West Coast of the United States.

         Depreciation and amortization amounted to $4.5 million, or 3.4% of net sales, during the First Quarter 2000, as compared to $3.3 million, or 3.6% of net sales, during the First Quarter 1999. The increase in depreciation and amortization primarily was a result of increases to our store base, depreciation recorded for our new distribution center and corporate headquarters facility, increased depreciation on stores that were retrofitted with new fixtures and remodeled during fiscal 1999 and amortization of our E-Commerce assets. During the First Quarter 1999, we accelerated depreciation by $1.4 million, or 1.5% of net sales, in conjunction with our store remodel and re-fixturing programs.

         During the First Quarter 2000, we recorded interest expense of $0.2 million, or 0.1% of net sales due to borrowings under our working capital facility. During the First Quarter 1999, we recorded interest income of $0.2 million, or 0.2% of net sales, due to our net cash investment position.

         Our provision for income taxes for the First Quarter 2000 was $6.0 million, as compared to a $5.0 million provision for income taxes during the First Quarter 1999. The increase in our provision for income taxes during the First Quarter 2000 is due to our increased profitability. Our effective tax rate for the First Quarter 2000 was 38.9% as compared to an effective tax rate of 40.3% during the First Quarter 1999. The decrease in our effective tax rate is attributable to our foreign subsidiary and other state tax savings.

         We recorded net income of $9.4 million and $7.4 million during the First Quarter 2000 and the First Quarter 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

         Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday merchandise lines. We have been able to meet our cash needs principally by using cash flows from operations and seasonal borrowings under our working capital facility. As of April 29, 2000, we have no long-term debt obligations.

         Our working capital facility currently provides for borrowings up to $50.0 million (including a sublimit for letters of credit of $40.0 million). As of April 29, 2000, we had no borrowings under our working capital facility and had outstanding letters of credit of $20.9 million. Availability under our working capital facility was $26.3 million. During the First Quarter 2000, the interest rate charged under our working capital facility for reference rate borrowings was 8.8% per annum and LIBOR borrowings bore interest at 7.4% per annum. As of April 29, 2000, we were in compliance with all of our covenants under our working capital facility.

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

CASH FLOWS/CAPITAL EXPENDITURES

         Cash flows provided by operating activities were $26.3 million during the thirteen weeks ended April 29, 2000 as compared with $24.1 million during the thirteen weeks ended May 1, 1999. During the thirteen weeks ended April 29, 2000, cash flows provided by operating activities increased primarily as a result of our improved operating earnings, partially offset by increases in our current assets.

         Cash flows used in investing activities were $15.8 million and $15.3 million in the thirteen weeks ended April 29, 2000 and the thirteen weeks ended May 1, 1999, respectively. During the thirteen weeks ended April 29, 2000, cash flows used in investing activities represented capital expenditures primarily for new store openings and remodelings. In the thirteen weeks ended May 1, 1999, cash flows used in investing activities represented capital expenditures of approximately $10 million for new stores, remodelings and re-fixturings with the majority of the remainder of capital expenditures spent on our new distribution center and corporate headquarters facility, as well as our warehouse management system and equipment.

         In the thirteen weeks ended April 29, 2000 and thirteen weeks ended May 1, 1999, we opened 43 and 30 stores and remodeled 4 and 3 stores, respectively. During fiscal 2000, we plan to open approximately 100 stores and remodel 14 stores. We anticipate that total capital expenditures during fiscal 2000 will approximate $50 million, the majority of which we plan to fund from cash flow from operations.

         Cash flows used by financing activities were $6.1 million during the thirteen weeks ended April 29, 2000 as compared with $0.8 million provided by financing activities in the thirteen weeks ended May 1, 1999. During the thirteen weeks ended April 29, 2000, cash flows used by financing activities reflected a net repayment of our working capital facility partially offset by funds received from the exercise of employee stock options and employee stock purchases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS (Not applicable)

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

CLASS ACTION SUITS

         The Company has resolved the federal securities class action litigation which was filed against the Company and others in the United States District Court for the District of New Jersey and the securities litigation filed in Superior Court of New Jersey, Essex County Division. The settlements provide for the payment of $1.7 million in the aggregate and have been funded entirely from insurance proceeds. Final judgment of the federal action was entered by the District Court on May 24, 2000. The parties plan to file a stipulation of discontinuance of the state court action on June 26, 2000. The settlements have no material impact on the Company.

OTHER LITIGATION

         The Company is also involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

         EXHIBIT
            NO.                         DESCRIPTION OF DOCUMENT
         -------           -------------------------------------------------
           27.1            Financial Data Schedule.



(B)  REPORTS ON FORM 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            THE CHILDREN'S PLACE
                                            RETAIL STORES, INC.
Date:  June 12, 2000
                                            By: /s/  Ezra Dabah
                                                -----------------------------
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Date:  June 12, 2000                        By:  /s/  Seth L. Udasin
                                                 ----------------------------
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)