Form 10-Q
period 2000-07-29
CHILDRENS PLACE RETAIL STORES INC
filed 2000-09-12
CIK 1041859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended July 29, 2000

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

      Common Stock, par value $0.10 per share, outstanding at September 1, 2000: 25,878,642 shares.

                 THE CHILDREN'S PLACE RETAIL STORES, INC.

                      QUARTERLY REPORT ON FORM 10-Q

                    FOR THE PERIOD ENDED JULY 29, 2000


                            TABLE OF CONTENTS


                            PART I - FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements:                        PAGE
                                                                           ----

                 Consolidated Balance Sheets.............................    1

                 Consolidated Statements of Income.......................    2

                 Consolidated Statements of Cash Flows...................    3

                 Notes to Consolidated Financial Statements..............    4

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ..........    5

         Item 3. Quantitative and Qualitative Disclosures
                 about Market Risks .....................................    8


                            PART II - OTHER INFORMATION

         Item 1. Legal Proceedings ......................................    9


         Item 6. Exhibits and Reports on Form 8-K .......................    9

         Signatures......................................................   10

                      PART I - FINANCIAL INFORMATION

                ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 THE CHILDREN'S PLACE RETAIL STORES, INC.

                       CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       JULY 29, 2000   JANUARY 29, 2000
                                                       -------------   ----------------
                                                        (UNAUDITED)
                              ASSETS
Current assets:
   Cash and cash equivalents.........................    $    4,769        $   2,204
   Accounts receivable...............................        14,368            5,112
   Inventories.......................................        62,914           56,021
   Prepaid expenses and other current assets.........        14,773            8,527
   Deferred income taxes.............................         1,720            1,720
                                                         ----------        ---------
     Total current assets............................        98,544           73,584
   Property and equipment, net.......................       110,264           87,674
   Deferred income taxes.............................         5,051            5,051
   Other assets......................................         4,922            4,650
                                                         ----------        ---------
     Total assets....................................    $  218,781        $ 170,959
                                                         ==========        =========


              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
   Revolving credit facility.........................     $  28,968        $   6,507
   Accounts payable..................................        27,272           20,216
   Taxes payable.....................................         4,376            3,495
   Accrued expenses, interest and other current
     liabilities ....................................        20,656           16,026
                                                          ---------        ---------

     Total current liabilities.......................        81,272           46,244
Other long-term liabilities..........................         5,506            4,649
                                                          ---------        ---------
     Total liabilities...............................        86,778           50,893
                                                          ---------        ---------


                 COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares
   authorized; 25,820,525 shares and 25,698,120
   shares issued and outstanding, at July 29, 2000
   and January 29, 2000, respectively................         2,582            2,570
Additional paid-in capital...........................        89,416           88,376
Translation adjustments..............................           (14)              (7)
Retained earnings....................................        40,019           29,127
                                                         ----------        ---------
     Total stockholders' equity......................       132,003          120,066
                                                         ----------        ---------
     Total liabilities and stockholders' equity......    $  218,781        $ 170,959
                                                         ==========        =========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                       THIRTEEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                       ---------------------        ----------------------
                                     JULY 29, 2000  JULY 31, 1999  JULY 29, 2000  JULY 31, 1999
                                     -------------  -------------  -------------  -------------

  Net sales............................   $107,690    $  73,920       $237,772      $166,541
  Cost of sales........................     67,160       47,123        140,384       100,421
                                          --------    ---------       --------      --------

  Gross profit.........................     40,530       26,797         97,388        66,120
  Selling, general and administrative
    expenses                                30,952       20,855         65,128        43,449
  Pre-opening costs....................      1,586          767          4,269         1,968
  Depreciation and amortization........      5,054        2,891          9,525         6,187
                                          --------    ---------       --------      --------

  Operating income.....................      2,938        2,284         18,466        14,516
  Interest expense (income), net.......        277          (39)           458          (189)
  Other expense, net...................        124           40            127            45
                                          --------    ---------       --------      --------

  Income before income taxes...........      2,537        2,283         17,881        14,660
  Provision for income taxes...........      1,021          881          6,991         5,875
                                          --------    ---------       --------      --------
  Net income ..........................   $  1,516    $   1,402       $ 10,890      $  8,785
                                          ========    =========       ========      ========

  Basic net income per common share....      $0.06        $0.06          $0.42         $0.35
  Basic weighted average common
    shares outstanding ................     25,796       25,246         25,767        25,180

  Diluted net income per common share..      $0.06        $0.05          $0.41         $0.33
  Diluted weighted average common
    shares outstanding ................     26,662       26,742         26,511        26,681



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 THE CHILDREN'S PLACE RETAIL STORES, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (IN THOUSANDS)


                                                          TWENTY-SIX WEEKS ENDED
                                                          ----------------------
                                                      JULY 29, 2000    JULY 31, 1999
                                                      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................          $10,890          $ 8,785
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization..............            9,525            6,187
     Deferred financing fee amortization........               26               12
     Loss on disposals of property and equipment              251              272
     Deferred taxes.............................              203            1,187
Changes in operating assets and liabilities:
     Accounts receivable........................           (9,256)          (2,321)
     Inventories................................           (6,893)         (11,099)
     Prepaid expenses and other current assets..           (6,246)          (8,958)
     Other assets...............................             (814)          (1,668)
     Accounts payable...........................            7,057            4,832
     Accrued expenses, interest and other
       current liabilities                                  4,734            2,513
                                                          -------          -------
       Total adjustments........................           (1,413)          (9,043)
                                                          -------          -------
Net cash provided by (used in) operating activities         9,477             (258)
                                                          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases................          (30,096)         (32,329)
                                                          -------          -------
Net cash used in investing activities...........          (30,096)         (32,329)
                                                          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee
  stock purchases                                             845            1,454
Borrowings under revolving credit facility......          270,590           44,101
Repayments under revolving credit facility......         (248,129)         (27,552)
Payment of obligations under capital leases.....                0               (2)
Deferred financing costs........................             (122)             (62)
                                                         --------         --------
Net cash provided by financing activities.......           23,184           17,939
                                                         --------         --------
     Net increase (decrease) in cash and
       cash equivalents.........................            2,565          (14,648)
     Cash and cash equivalents, beginning
       of period ...............................            2,204           16,370
                                                          -------          -------
Cash and cash equivalents, end of period........           $4,769           $1,722
                                                         ========         ========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest........             $721             $141
Cash paid during the period for income taxes....           11,058           10,238


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 THE CHILDREN'S PLACE RETAIL STORES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

      1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 29, 2000. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 29, 2000 included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the twenty-six weeks ended July 29, 2000 are not necessarily indicative of operating results for a full fiscal year.


      2.  NET INCOME PER COMMON SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.


                                          THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                          --------------------        ----------------------
                                     JULY 29, 2000 JULY 31, 1999  JULY 29, 2000 JULY 31, 1999
                                     ------------- -------------  ------------- -------------

Net income (in thousands) ........        $1,516         $1,402       $10,890        $8,785
                                          ======         ======       =======        ======

Basic shares .....................    25,796,490     25,245,919    25,767,162    25,180,103
Dilutive effect of stock options .       865,443      1,496,376       744,129     1,500,968
                                      ----------     ----------    ----------    ----------
Dilutive shares...................    26,661,933     26,742,295    26,511,291    26,681,071
                                      ==========     ==========    ==========    ==========

Antidilutive options..............       257,950              0       478,630         7,000


      Antidilutive options consist of the weighted average of stock options for the respective periods ended July 29, 2000 and July 31, 1999 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.


      3.  LITIGATION

      The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

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


RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:


                                       THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                       --------------------           ----------------------
                                  JULY 29, 2000   JULY 31, 1999  JULY 29, 2000  JULY 31, 1999
                                  -------------   -------------  -------------  -------------

Net sales.........................      100.0%         100.0%         100.0%         100.0%
Cost of sales.....................       62.4           63.7           59.0           60.3
                                     --------       --------       --------       --------

Gross profit......................       37.6           36.3           41.0           39.7
Selling, general and
  administrative expenses ........       28.7           28.2           27.4           26.1
Pre-opening costs.................        1.5            1.1            1.8            1.2
Depreciation and amortization.....        4.7            3.9            4.0            3.7
                                     --------       --------       --------       --------

Operating income..................        2.7            3.1            7.8            8.7
Interest expense (income), net....        0.3           (0.1)           0.2           (0.1)
Other expense, net................        0.1            0.1            0.1             --
                                     --------       --------       --------       --------

Income before income taxes........        2.3            3.1            7.5            8.8
Provision for income taxes........        0.9            1.2            2.9            3.5
                                     --------       --------       --------       --------

Net income........................        1.4%           1.9%           4.6%           5.3%
                                     ========       ========       ========       ========

Number of stores, end of period...        371            261            371            261


THIRTEEN WEEKS ENDED JULY 29, 2000 (THE "SECOND QUARTER 2000") COMPARED TO THIRTEEN WEEKS ENDED JULY 31, 1999 (THE "SECOND QUARTER 1999")

      Net sales increased by $33.8 million, or 46%, to $107.7 million during the Second Quarter 2000 from $73.9 million during the Second Quarter 1999. During the Second Quarter 2000, we opened 36 new stores. Net sales for the 36 new stores, as well as the other stores that did not qualify as comparable stores, contributed $29.7 million of the net sales increase. As of July 29, 2000, we operated 371 stores in 42 states, primarily located in regional shopping malls. Our comparable store sales increased 7% and contributed $4.1 million of our net sales increase during the Second Quarter 2000. Comparable store sales increased 19% during the Second Quarter 1999.

      Gross profit increased by $13.7 million to $40.5 million during the Second Quarter 2000 from $26.8 million during the Second Quarter 1999. As a percentage of net sales, gross profit increased to 37.6% during the Second Quarter 2000 from 36.3% during the Second Quarter 1999. The increase in gross profit, as a percentage of net sales, was principally due to higher initial markups achieved through effective product sourcing, partially offset by higher distribution costs.

      Selling, general and administrative expenses increased $10.1 million to $31.0 million during the Second Quarter 2000 from $20.9 million during the Second Quarter 1999. Selling, general and administrative expenses were 28.7% of net sales during the Second Quarter 2000 as compared with 28.2% during the Second Quarter 1999. The increase, as a percentage of net sales, was primarily due to higher store payroll wage rates, and costs associated with our E-Commerce website which was not operational in the Second Quarter 1999, as well as increased marketing and advertising costs associated with our direct mail and credit card efforts. These increases, as a percentage of net sales, were partially offset by the leveraging of our corporate administrative functions.

      During the Second Quarter 2000, pre-opening costs were $1.6 million, or 1.5% of net sales, as compared to $0.8 million, or 1.1% of net sales, during the Second Quarter 1999. We opened 36 stores and 22 stores, during the Second Quarter 2000 and the Second Quarter 1999, respectively. During the Second Quarter 2000, pre-opening costs were unfavorably impacted by increased marketing costs to introduce The Children's Place brand in our new markets, as well as increased travel and freight costs to open stores on the West Coast. During the Second Quarter 1999, pre-opening costs were favorably impacted by the timing of pre-opening costs which were expensed as incurred.

      Depreciation and amortization amounted to $5.1 million, or 4.7% of net sales, during the Second Quarter 2000, as compared to $2.9 million, or 3.9% of net sales, during the Second Quarter 1999. The increase in depreciation and amortization primarily was a result of increases to our store base, depreciation recorded for our new distribution center and corporate headquarters facility, which opened at the end of the Second Quarter 1999 and amortization of our E-Commerce assets.

      During the Second Quarter 2000, we recorded interest expense of $0.3 million, or 0.3% of net sales, due to borrowings under our working capital facility. During the Second Quarter 1999, we recorded interest income of $39,000, or 0.1% of net sales, due to our net cash investment position. Other expense, net, for the Second Quarter 2000 and the Second Quarter 1999 primarily consisted of anniversary fees related to our working capital facility.

      Our provision for income taxes for the Second Quarter 2000 was $1.0 million, as compared to a $0.9 million provision for income taxes during the Second Quarter 1999. The increase in our provision for income taxes during the Second Quarter 2000 is due to our increased profitability.

      We recorded net income of $1.5 million and $1.4 million during the Second Quarter 2000 and the Second Quarter 1999, respectively.


TWENTY-SIX WEEKS ENDED JULY 29, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 31, 1999

      Net sales increased $71.3 million, or 43%, to $237.8 million during the twenty-six weeks ended July 29, 2000 from $166.5 million during the twenty-six weeks ended July 31, 1999. Net sales for the 79 stores opened during the twenty-six weeks ended July 29, 2000, as well as the other stores that did not qualify as comparable stores, contributed $63.2 million of the net sales increase. During the twenty-six weeks ended July 29, 2000 we entered several new markets in the Pacific Northwest, California and Texas. Our comparable store sales increased 6% and contributed $8.1 million of our net sales increase during the twenty-six weeks ended July 29, 2000. Comparable store sales increased 26% during the twenty-six weeks ended July 31, 1999.

      Gross profit increased $31.3 million to $97.4 million during the twenty-six weeks ended July 29, 2000 from $66.1 million during the twenty-six weeks ended July 31, 1999. As a percentage of net sales, gross profit increased to 41.0% during the twenty-six weeks ended July 29, 2000 from 39.7% during the twenty-six weeks ended July 31, 1999. The increase in gross profit, as a percentage of net sales, was principally due to higher initial markups achieved through effective product sourcing and lower markdowns partially offset by higher distribution costs.

      Selling, general and administrative expenses increased $21.7 million to $65.1 million during the twenty-six weeks ended July 29, 2000 from $43.4 million during the twenty-six weeks ended July 31, 1999. Selling, general and administrative expenses were 27.4% of net sales during the twenty-six weeks ended July 29, 2000 as compared with 26.1% during the twenty-six weeks ended July 31, 1999. The increase, as a percentage of net sales, was due primarily due to higher store payroll wage rates, costs associated with our E-Commerce website which was not operational in the comparable prior year period, increased marketing costs and the settlement of an employment agreement for our former President and Chief Operating Officer, who resigned in February 2000.

      During the twenty-six weeks ended July 29, 2000, pre-opening costs were $4.3 million or 1.8% of net sales, as compared with $2.0 million, or 1.2% of net sales, during the twenty-six weeks ended July 31, 1999. We opened 79 stores and 52 stores during the twenty-six weeks ended July 29, 2000 and the twenty-six weeks ended July 31, 1999, respectively. During the twenty-six weeks ended July 29, 2000, we incurred higher pre-opening expenses due to increased marketing costs to introduce The Children's Place brand in our new markets, as well as increased travel and freight costs to open our first stores on the West Coast.

      Depreciation and amortization amounted to $9.5 million, or 4.0% of net sales, during the twenty-six weeks ended July 29, 2000, as compared with $6.2 million, or 3.7% of net sales, during the twenty-six weeks ended July 31, 1999. The increase in depreciation and amortization primarily was a result of increases to our store base, depreciation recorded for our new distribution center and corporate headquarters facility and amortization of our E-Commerce assets. These increases, as a percentage of net sales, were partially offset by the leveraging of depreciation and amortization expense over a higher sales base. During the twenty-six weeks ended July 31, 1999, we accelerated depreciation expense by $1.8 million, or 1.1% of net sales, in conjunction with a store re-fixturing and renovation program.

      During the twenty-six weeks ended July 29, 2000, we recorded interest expense of $0.5 million, or 0.2% of net sales, due to borrowings under our working capital facility. During the twenty-six weeks ended July 31, 1999, we recorded interest income of $0.2 million, or 0.1% of net sales, due to a net cash investment position during most of the period.

      Our provision for income taxes during the twenty-six weeks ended July 29, 2000 was $7.0 million, as compared with $5.9 million during the twenty-six weeks ended July 31, 1999. Our effective tax rate for the twenty-six weeks ended July 29, 2000 was 39.1% as compared to an effective rate of 40.0% during the twenty-six weeks ended July 31, 1999. The decrease in our effective tax rate is attributable to our foreign subsidiary and other state tax savings.

      We recorded net income of $10.9 million and $8.8 million during the twenty-six weeks ended July 29, 2000 and the twenty-six weeks ended July 31, 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

      Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday seasons. We have been able to meet our cash needs principally by using cash flows from operations and seasonal borrowings under our working capital facility. As of July 29, 2000, we had no long-term debt obligations.

      In July 2000, we amended our working capital facility with Foothill Capital Corporation to provide for borrowings up to $75 million (including a sublimit for letters of credit of $60 million). Foothill Capital Corporation acts as our agent bank for a syndicated group of lenders on this facility. This working capital facility also contains provisions to increase borrowings up to $100 million (including a sublimit for letters of credit of $80 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that may be borrowed under the working capital facility depends on our levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR Rate plus a pre-determined spread. The LIBOR spread is 1.25% to 2.50%, depending on our financial performance from time to time. Borrowings under the facility mature in July 2003 and provide for one year automatic renewal options. The working capital facility contains certain financial covenants including, among others, the maintenance of minimum levels of earnings and current ratios and imposes certain limitations on our annual capital expenditures, as well as a prohibition on the payment of dividends. Credit extended under the working capital facility is secured by a first priority security interest in our present and future assets.

      As of July 29, 2000, we had $29.0 million in borrowings under our working capital facility and had outstanding letters of credit of $26.6 million. Availability under our working capital facility was $5.5 million. During the Second Quarter 2000, the interest rate charged under our working capital facility for reference rate borrowings was 9.4% per annum and LIBOR borrowings bore interest at 8.1% per annum. As of July 29, 2000, we were in compliance with all of our covenants under our working capital facility.

CASH FLOWS/CAPITAL EXPENDITURES

      Cash flows provided by operating activities were $9.5 million during the twenty-six weeks ended July 29, 2000 as compared to cash flows used in operating activities of $0.3 million during the twenty-six weeks ended July 31, 1999. During the twenty-six weeks ended July 29, 2000, cash flows provided by operating activities increased primarily as a result of improved operating earnings, a slower build-up of seasonal inventory and increases in our current liabilities, partially offset by increases in our accounts receivable due to increases in our construction allowance and credit card receivables.

      Cash flows used in investing activities were $30.1 million and $32.3 million in the twenty-six weeks ended July 29, 2000 and the twenty-six weeks ended July 31, 1999, respectively. During the twenty-six weeks ended July 29, 2000, cash flows used in investing activities represented capital expenditures primarily for new store openings and remodelings. In the twenty-six weeks ended July 31, 1999, cash flows used in investing activities represented capital expenditures of approximately $20 million for new stores, remodelings and re-fixturings with the majority of the remainder of capital expenditures spent on our new distribution center and corporate headquarters facility, as well as our warehouse management system and equipment.

      In the twenty-six weeks ended July 29, 2000 and the twenty-six weeks ended July 31, 1999, we opened 79 and 52 stores and remodeled 9 and 7 stores, respectively. During fiscal 2000, we plan to open a total of 105 stores and remodel 14 stores. We anticipate that total capital expenditures during fiscal 2000 will approximate $55 million, the majority of which we plan to fund with cash flows from operations.

      Cash flows provided by financing activities were $23.2 million during the twenty-six weeks ended July 29, 2000 as compared to $17.9 million provided by financing activities in the twenty-six weeks ended July 31, 1999. During the twenty-six weeks ended July 29, 2000, cash flows provided by financing activities reflected net borrowings under our working capital facility and funds received from the exercise of employee stock options and employee stock purchases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS (Not applicable)

                       PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      EXHIBIT
         NO.                       DESCRIPTION OF DOCUMENT
      -------                      -----------------------

        10.1 Second Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation dated July 5, 2000.
        27.1      Financial Data Schedule.


(B)  REPORTS ON FORM 8-K

      None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE CHILDREN'S PLACE
                                             RETAIL STORES, INC.
Date:  September 12, 2000
                                             By: /s/ Ezra Dabah
                                                -----------------------------
                                                 Chairman of the Board and
                                                     Chief Executive Officer
                                                 (Principal Executive Officer)



Date:  September 12, 2000                    By: /s/ Seth L. Udasin
                                                -----------------------------
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)