Form 10-Q
period 2000-11-28
CHILDRENS PLACE RETAIL STORES INC
filed 2000-12-11
CIK 1041859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 28, 2000

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

          Common Stock, par value $0.10 per share, outstanding at December 1, 2000: 25,892,516 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE PERIOD ENDED OCTOBER 28, 2000


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements:                                                    Page
                                                                                                  ----
            Consolidated Balance Sheets.......................................................      1

            Consolidated Statements of Income.................................................      2

            Consolidated Statements of Cash Flows.............................................      3

            Notes to Consolidated Financial Statements.......................................       4

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations........................................................................      5

   Item 3.  Quantitative and Qualitative Disclosures about Market Risks.......................      8


                           PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings................................................................       9

   Item 6.  Exhibits and Reports on Form 8-K .................................................      9

   Signatures.................................................................................     10

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  OCTOBER 28, 2000         JANUARY 29, 2000
                                                                                  ----------------         ----------------
                                                                                      (UNAUDITED)
                                           ASSETS
Current assets:
    Cash and cash equivalents.................................................            $  7,509                 $  2,204
    Accounts receivable.......................................................              13,647                    5,112
    Inventories...............................................................              77,784                   56,021
    Prepaid expenses and other current assets.................................              11,540                    8,527
    Deferred income taxes.....................................................               1,720                    1,720
                                                                                          --------                 --------
       Total current assets...................................................             112,200                   73,584
    Property and equipment, net...............................................             113,648                   87,674
    Deferred income taxes.....................................................               5,051                    5,051
    Other assets..............................................................               5,596                    4,650
                                                                                          --------                 --------
       Total assets...........................................................            $236,495                 $170,959
                                                                                          ========                 ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
    Revolving credit facility.................................................            $ 23,851                 $  6,507
    Accounts payable..........................................................              26,991                   20,216
    Taxes payable.............................................................               8,435                    3,495
    Accrued expenses, interest and other current liabilities..................              21,622                   16,026
                                                                                          --------                 --------
       Total current liabilities..............................................              80,899                   46,244
Other long-term liabilities...................................................               6,016                    4,649
                                                                                          --------                 --------
       Total liabilities......................................................              86,915                   50,893
                                                                                          --------                 --------


                          COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized;  25,889,577 shares and 25,698,120 shares issued and outstanding, at October 28, 2000 and
    January 29, 2000, respectively............................................               2,589                    2,570
Additional paid-in capital....................................................              90,141                   88,376
Translation adjustments.......................................................                 (15)                      (7)
Retained earnings.............................................................              56,865                   29,127
                                                                                          --------                 --------
       Total stockholders' equity.............................................             149,580                  120,066
                                                                                          --------                 --------
       Total liabilities and stockholders' equity.............................            $236,495                 $170,959
                                                                                          ========                 ========



   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               THIRTEEEN WEEKS ENDED                    THIRTY-NINE WEEKS ENDED
                                                               ---------------------                    -----------------------
                                                      OCTOBER 28, 2000    OCTOBER 30, 1999     OCTOBER 28, 2000   OCTOBER 30, 1999
                                                      ----------------    ----------------     ----------------   ----------------
Net sales............................................         $165,774            $119,442             $403,546           $285,983
Cost of sales........................................           93,173              64,935              233,557            165,356
                                                              --------            --------             --------           --------

Gross profit.........................................           72,601              54,507              169,989            120,627
Selling, general and administrative expenses.........           38,256              28,328              103,384             71,777
Pre-opening costs....................................              766               1,156                5,035              3,124
Depreciation and amortization........................            5,525               3,310               15,050              9,497
                                                              --------            --------             --------           --------

Operating income.....................................           28,054              21,713               46,520             36,229
Interest expense, net................................              483                 324                  941                135
Other expense, net...................................                8                   4                  135                 49
                                                              --------            --------             --------           --------

Income before income taxes...........................           27,563              21,385               45,444             36,045
Provision for income taxes...........................           10,718               8,651               17,709             14,526
                                                              --------            --------             --------           --------
Net income ..........................................         $ 16,845            $ 12,734             $ 27,735           $ 21,519
                                                              ========            ========             ========           ========

Basic net income per common share....................            $0.65               $0.50                $1.07              $0.85
Basic weighted average common shares outstanding.....           25,885              25,539               25,805             25,300

Diluted net income per common share..................            $0.63               $0.48                $1.04              $0.81
Diluted weighted average common shares outstanding...           26,921              26,680               26,646             26,681


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           THIRTY-NINE WEEKS ENDED
                                                                                           -----------------------
                                                                               OCTOBER 28, 2000         OCTOBER 30, 1999
                                                                               ----------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................                 $27,735                   $21,519
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization...................................                  15,050                     9,497
       Deferred financing fee amortization.............................                      40                        24
       Loss on disposals of property and equipment.....................                     315                       272
       Deferred taxes..................................................                     302                       (74)
Changes in operating assets and liabilities:
       Accounts receivable.............................................                  (8,535)                   (4,196)
       Inventories.....................................................                 (21,763)                  (22,328)
       Prepaid expenses and other current assets.......................                  (3,013)                   (2,560)
       Other assets....................................................                  (1,785)                   (2,937)
       Accounts payable................................................                   6,776                     8,140
       Accrued expenses, interest and other current liabilities........                  10,890                     7,330
                                                                                       --------                 ---------
          Total adjustments............................................                  (1,723)                   (6,832)
                                                                                       --------                 ---------
Net cash provided by operating activities..............................                  26,012                    14,687
                                                                                       --------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases.......................................                 (39,411)                  (46,760)
                                                                                      ---------                 ---------
Net cash used in investing activities..................................                 (39,411)                  (46,760)
                                                                                      ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases.................                   1,482                     2,465
Borrowings under revolving credit facility.............................                 437,642                   167,951
Repayments under revolving credit facility.............................                (420,298)                 (152,812)
Payment of obligations under capital leases............................                      --                        (2)
Deferred financing costs...............................................                    (122)                      (63)
                                                                                     ----------                ----------
Net cash provided by financing activities..............................                  18,704                    17,539
                                                                                     ----------                ----------
       Net increase (decrease) in cash and cash equivalents............                   5,305                   (14,534)
       Cash and cash equivalents, beginning of period..................                   2,204                    16,370
                                                                                    -----------                ----------
Cash and cash equivalents, end of period...............................                  $7,509                    $1,836
                                                                                     ==========                ==========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest...............................                  $1,395                     $ 454
Cash paid during the period for income taxes...........................                  13,168                    10,393


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 29, 2000. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 29, 2000 included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirty-nine weeks ended October 28, 2000 are not necessarily indicative of operating results for a full fiscal year.


     2. NET INCOME PER COMMON SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.


                                                          THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                                          --------------------                 -----------------------
                                              OCTOBER 28, 2000    OCTOBER 30, 1999          OCTOBER 28, 2000    OCTOBER  30, 1999
                                              ----------------    ----------------          ----------------    ------------------
Net income (in thousands).................             $16,845             $12,734                 $27,735               $21,519
                                                       =======             =======                 =======               =======

Basic shares..............................          25,884,879          25,538,560              25,805,123            25,299,589
Dilutive effect of stock options..........           1,035,669           1,141,934                 841,309             1,381,290
                                                   -----------         -----------            ------------           -----------
Dilutive shares...........................          26,920,548          26,680,494              26,646,432            26,680,879
                                                    ==========          ==========              ==========            ==========

Antidilutive options......................             189,317             178,510                 382,192                64,050


     Antidilutive options consist of the weighted average of stock options for the respective periods ended October 28, 2000 and October 30, 1999 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.


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


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                               THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                                               --------------------                -----------------------
                                                 OCTOBER 28, 2000     OCTOBER 30, 1999        OCTOBER 28, 2000     OCTOBER 30, 1999
                                                 ----------------     ----------------        ----------------     ----------------
Net sales......................................            100.0%               100.0%                 100.0%             100.0%
Cost of sales..................................             56.2                 54.4                   57.9               57.8
                                                       ---------             --------               --------           --------

Gross profit...................................             43.8                 45.6                   42.1               42.2
Selling, general and administrative expenses...             23.1                 23.7                   25.6               25.1
Pre-opening costs..............................              0.5                  1.0                    1.3                1.1
Depreciation and amortization..................              3.3                  2.7                    3.7                3.3
                                                       ---------            ---------              ---------          ---------

Operating income...............................             16.9                 18.2                   11.5               12.7
Interest expense, net..........................              0.3                  0.3                    0.2                0.1
                                                       ---------           ----------              ---------          ---------

Income before income taxes.....................             16.6                 17.9                   11.3               12.6
Provision for income taxes.....................              6.4                  7.2                    4.4                5.1
                                                       ---------            ---------              ---------          ---------

Net income.....................................             10.2%                10.7%                   6.9%               7.5%
                                                        ========             ========               ========           ========

Number of stores, end of period................              392                  282                    392                282


Thirteen Weeks Ended October 28, 2000 (the "Third Quarter 2000") Compared to Thirteen Weeks Ended October 30, 1999 (the "Third Quarter 1999")

     Net sales increased by $46.4 million, or 39%, to $165.8 million during the Third Quarter 2000 from $119.4 million during the Third Quarter 1999. During the Third Quarter 2000, we opened 21 new stores. Net sales for the 21 new stores, as well as the other stores that did not qualify as comparable stores, contributed $41.0 million of the net sales increase. As of October 28, 2000, we operated 392 stores in 42 states, primarily located in regional shopping malls. Our comparable store sales increased 5% and contributed $5.4 million of our net sales increase during the Third Quarter 2000. Sales increases were recorded in all geographic regions. Our comparable store sales increase was primarily attributable to our folding scooter, which was introduced in the Third Quarter 2000. Comparable store sales increased 15% during the Third Quarter 1999. During the fourth quarter of 2000, we are opening an additional 8 stores to end the year with 400 stores.

     Gross profit increased by $18.1 million to $72.6 million during the Third Quarter 2000 from $54.5 million during the Third Quarter 1999. As a percentage of net sales, gross profit decreased 1.8% to 43.8% during the Third Quarter 2000 from 45.6% during the Third Quarter 1999. The decrease in gross profit, as a percentage of net sales, was principally due to higher markdowns, lower initial markups and higher occupancy costs. Our markdowns were higher, as a percentage of net sales, due to increased planned promotional activity. Our lower initial markup was primarily due to the lower markup achieved on our scooters. Excluding our folding scooters, our initial markup during the Third Quarter 2000 would have been slightly higher than the Third Quarter 1999. Occupancy costs were higher, as a percentage of net sales, due to increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sales base.

     Selling, general and administrative expenses increased $10.0 million to $38.3 million during the Third Quarter 2000 from $28.3 million during the Third Quarter 1999. Selling, general and administrative expenses were 23.1% of net sales during the Third Quarter 2000 as compared with 23.7% during the Third Quarter 1999. The decrease, as a percentage of net sales, was primarily due to the leveraging of our corporate administrative expenses and lower marketing costs, partially offset by higher store payroll wage rates and costs associated with our E-Commerce website, which was not operational in the Third Quarter 1999.

     During the Third Quarter 2000, pre-opening costs were $0.8 million, or 0.5% of net sales, as compared to $1.2 million, or 1.0% of net sales, during the Third Quarter 1999. We opened 21 stores, during both the Third Quarter 2000 and the Third Quarter 1999. During the Third Quarter 2000, pre-opening costs were favorably impacted by the timing and location of our new store openings. As a percentage of net sales, pre-opening costs during the Third Quarter 2000 were also favorably impacted by the leveraging of these costs over a significantly higher sales base.

     Depreciation and amortization amounted to $5.5 million, or 3.3% of net sales, during the Third Quarter 2000, as compared to $3.3 million, or 2.7% of net sales, during the Third Quarter 1999. The increase in depreciation and amortization primarily was a result of increases to our store base and amortization of our E-Commerce assets, which was not operational in the Third Quarter 1999.

     During the Third Quarter 2000, we recorded interest expense of $0.5 million, or 0.3% of net sales, as compared to interest expense of $0.3 million, or 0.3% of net sales during the Third Quarter 1999.

     Our provision for income taxes for the Third Quarter 2000 was $10.7 million, as compared to a $8.7 million provision for income taxes during the Third Quarter 1999 due to our increased profitability.

     We recorded net income of $16.8 million and $12.7 million during the Third Quarter 2000 and the Third Quarter 1999, respectively.


THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

     Net sales increased $117.5 million, or 41%, to $403.5 million during the thirty-nine weeks ended October 28, 2000 from $286.0 million during the thirty-nine weeks ended October 30, 1999. Net sales for the 100 stores opened during the thirty-nine weeks ended October 28, 2000, as well as the other stores that did not qualify as comparable stores, contributed $104.1 million of the net sales increase. During the thirty-nine weeks ended October 28, 2000, we entered several new markets in the Pacific Northwest, California and Texas. Our comparable store sales increased 6% and contributed $13.4 million of our net sales increase during the thirty-nine weeks ended October 28, 2000. Comparable store sales increased 21% during the thirty-nine weeks ended October 30, 1999.

     Gross profit increased $49.4 million to $170.0 million during the thirty-nine weeks ended October 28, 2000 from $120.6 million during the thirty-nine weeks ended October 30, 1999. As a percentage of net sales, gross profit decreased 0.1% of net sales to 42.1% during the thirty-nine weeks ended October 28, 2000 from 42.2% during the thirty-nine weeks ended October 30, 1999. The decrease in gross profit, as a percentage of net sales, was principally due to higher markdowns, occupancy and distribution costs, partially offset by higher initial markups.

     Selling, general and administrative expenses increased $31.6 million to $103.4 million during the thirty-nine weeks ended October 28, 2000 from $71.8 million during the thirty-nine weeks ended October 30, 1999. Selling, general and administrative expenses were 25.6% of net sales during the thirty-nine weeks ended October 28, 2000, as compared with 25.1% during the thirty-nine weeks ended October 30, 1999. The increase, as a percentage of net sales, was due primarily to higher store payroll wage rates, costs associated with our E-Commerce website which was not operational in the comparable prior year period, and the settlement of an employment agreement for our former President and Chief Operating Officer, who resigned in February 2000, partially offset by the leveraging of corporate administrative expenses.

     During the thirty-nine weeks ended October 28, 2000, pre-opening costs were $5.0 million or 1.3% of net sales, as compared with $3.1 million, or 1.1% of net sales, during the thirty-nine weeks ended October 30, 1999. We opened 100 stores and 73 stores during the thirty-nine weeks ended October 28, 2000 and the thirty-nine weeks ended October 30, 1999, respectively. During the thirty-nine weeks ended October 28, 2000, we incurred higher pre-opening expenses due to increased marketing costs to introduce The Children's Place brand in our new markets, as well as increased travel and freight costs to open our first stores on the West Coast.

     Depreciation and amortization amounted to $15.1 million, or 3.7% of net sales, during the thirty-nine weeks ended October 28, 2000, as compared with $9.5 million, or 3.3% of net sales, during the thirty-nine weeks ended October 30, 1999. The increase in depreciation and amortization primarily was a result of increases to our store base, depreciation recorded for our new distribution center and corporate headquarters facility and amortization of our E-Commerce assets. These increases, as a percentage of net sales, were partially offset by the leveraging of depreciation and amortization expense over a higher sales base. During the thirty-nine weeks ended October 30, 1999, we accelerated depreciation expense by $1.8 million, or 0.6% of net sales, in conjunction with a store re-fixturing and renovation program.

     During the thirty-nine weeks ended October 28, 2000, we recorded interest expense of $0.9 million, or 0.2% of net sales, due to borrowings under our working capital facility. During the thirty-nine weeks ended October 30, 1999, we recorded interest expense of $0.1 million, or 0.1% of net sales, due to a net cash investment position during most of the first half of fiscal 1999.

     Our provision for income taxes during the thirty-nine weeks ended October 28, 2000 was $17.7 million, as compared with $14.5 million during the thirty-nine weeks ended October 30, 1999. Our effective tax rate for the thirty-nine weeks ended October 28, 2000 was 39.0% as compared to an effective rate of 40.3% during the thirty-nine weeks ended October 30, 1999. The decrease in our effective tax rate is attributable to our foreign subsidiary and other state tax savings.

     We recorded net income of $27.7 million and $21.5 million during the thirty-nine weeks ended October 28, 2000 and the thirty-nine weeks ended October 30, 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

     Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday seasons. We have been able to meet our cash needs principally by using cash flows from operations and seasonal borrowings under our working capital facility. As of October 28, 2000, we had no long-term debt obligations.

     Our working capital facility with Foothill Capital Corporation currently provides for borrowings up to $75 million (including a sublimit for letters of credit of $60 million). As of October 28, 2000, we had $23.9 million in borrowings under our working capital facility and had outstanding letters of credit of $23.2 million. Availability under our working capital facility was $24.0 million. During the Third Quarter 2000, the interest rate charged under our working capital facility for reference rate borrowings was 9.5% per annum and LIBOR borrowings bore interest at 8.0% per annum. The maximum borrowings under our working capital facility during the thirteen weeks ended October 28, 2000 was $33.5 million. As of October 28, 2000, we were in compliance with all of our covenants under our working capital facility.


CASH FLOWS/CAPITAL EXPENDITURES

     Cash flows provided by operating activities were $26.0 million during the thirty-nine weeks ended October 28, 2000 as compared to $14.7 million during the thirty-nine weeks ended October 30, 1999. During the thirty-nine weeks ended October 28, 2000, cash flows provided by operating activities increased primarily as a result of improved operating earnings and increases in our current liabilities, partially offset by increases in our accounts receivable due to increases in our construction allowance and credit card receivables.

     Cash flows used in investing activities were $39.4 million and $46.8 million in the thirty-nine weeks ended October 28, 2000 and the thirty-nine weeks ended October 30, 1999, respectively. During the thirty-nine weeks ended October 28, 2000, cash flows used in investing activities represented capital expenditures primarily for new store openings and remodelings. In the thirty-nine weeks ended October 30, 1999, cash flows used in investing activities represented capital expenditures of approximately $31 million for new stores, remodelings and re-fixturings, with the majority of the remainder of capital expenditures spent on our new distribution center and corporate headquarters facility, as well as our warehouse management system and equipment.

     In the thirty-nine weeks ended October 28, 2000 and the thirty-nine weeks ended October 30, 1999, we opened 100 and 73 stores and remodeled 12 and 9 stores, respectively. During fiscal 2000, we plan to open a total of 108 stores and remodel 14 stores. We anticipate that total capital expenditures during fiscal 2000 will approximate $55 million, the majority of which we plan to fund with cash flows from operations.

     Cash flows provided by financing activities were $18.7 million during the thirty-nine weeks ended October 28, 2000 as compared to $17.5 million in the thirty-nine weeks ended October 30, 1999. During the thirty-nine weeks ended October 28, 2000 and the thirty-nine weeks ended October 30, 1999, cash flows provided by financing activities reflected net borrowings under our working capital facility and funds received from the exercise of employee stock options and employee stock purchases.

     In September 2000, we signed a seven year lease with options for an approximately 250,000 square foot distribution center and office facility in Ontario, California. Annual rent under this lease is approximately $1.2 million. We plan to utilize this facility beginning in the summer of 2001 to support the warehousing and distribution of merchandise to our stores in the western portions of the United States. The term of this lease commenced in November 2000. We expect to make a cash outlay of approximately $7.5 million to install an automated warehouse management system and to renovate this facility. The majority of this cash outlay will occur during the fourth quarter of fiscal 2000, with the remainder in fiscal 2001.

     In December 2000, we entered into a six year lease with a three year option period for an approximately 72,500 square foot facility located in Secaucus, New Jersey, near our headquarters. We plan to use this facility for warehousing, distribution and ancillary offices to support our growing business. Annual rent under this lease is approximately $0.7 million per year. We plan to make a cash outlay during the fourth quarter of fiscal 2000 and the first half of fiscal 2001 of approximately $3.4 million to renovate this facility.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

         EXHIBIT
            NO.                        DESCRIPTION OF DOCUMENT
         -------           ----------------------------------------------------
          27.1             Financial Data Schedule.
          10.2             Amended and Restated Merchant Services Agreement
                           between the Company and Hurley State Bank, dated as of July 1, 2000.
          10.3             Lease Agreement between the Company and Haven Gateway
                           LLC, dated as of August 17, 2000.
          10.4             Lease Agreement between the Company and Hartz
                           Mountain Associates, dated as of October 31, 2000.



(b)  REPORTS ON FORM 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         THE CHILDREN'S PLACE
                                         RETAIL STORES, INC.
Date:  December 11, 2000
                                         By:          /s/  Ezra Dabah
                                              ---------------------------------
                                                 Chairman of the Board and
                                                   Chief Executive Officer
                                                 (Principal Executive Officer)



Date:  December 11, 2000                 By:         /s/  Seth L. Udasin
                                              ---------------------------------
                                                      Vice President and
                                                    Chief Financial Officer
                                                  (Principal Financial Officer)