Form 10-K405
period 2001-02-03
CHILDRENS PLACE RETAIL STORES INC
filed 2001-05-02
CIK 1041859

================================================================================

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

                For the fifty-three weeks ended February 3, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________to ________________

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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of voting stock held by non-affiliates was $258,093,504 at the close of business on April 1, 2001.

      Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at April 1, 2001: 26,189,209 shares.

      Documents Incorporated by Reference: None.

================================================================================

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           ANNUAL REPORT ON FORM 10-K
                FOR THE FIFTY-THREE WEEKS ENDED FEBRUARY 3, 2001
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I
  1.      Business ......................................................    1
  2.      Properties ....................................................   10
  3.      Legal Proceedings .............................................   10
  4.      Submissions of Matters to a Vote of Security Holders ..........   10

PART II
  5.      Market for Registrant's Common Equity and Related Stockholder
            Matters .....................................................   11
  6.      Selected Financial Data .......................................   12
  7.      Management's Discussion and Analysis of Financial Condition and
            Results of Operations .......................................   14
  7A.     Quantitative and Qualitative Disclosures about Market Risk ....   18
  8.      Financial Statements and Supplementary Data ...................   19
  9.      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures .......................................   19

PART III
  10.     Directors and Executive Officers of the Registrant ............   20
  11.     Executive Compensation ........................................   22
  12.     Security Ownership of Certain Beneficial Owners and Management    27
  13.     Certain Relationships and Related Party Transactions ..........   29

PART IV
  14.     Exhibits, Financial Statements and Reports on Form 8-K ........   30

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

Overview

      The Children's Place Retail Stores, Inc. is a growing specialty retailer of apparel and accessories for children from newborn to twelve years of age. We design, source and market our products under our proprietary "The Children's Place" brand name for sale exclusively in our stores and on our website. Our merchandising objective is to provide our customers with high-quality, fashionable products at prices that represent substantial value relative to our competitors. We seek to position our stores in areas of high pedestrian traffic and design them to be very accessible, inviting and easy-to-shop. As of April 1, 2001, we operated 431 stores in 43 states, located primarily in regional shopping malls.

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

      Over the last several years, we have been aggressively opening new stores to capitalize on our business strengths and our strong store economics. During fiscal 1998, fiscal 1999 and fiscal 2000, we opened 54, 84 and 108 new stores, respectively and closed one store in fiscal 2000. Our comparable store sales have increased for each of the past five fiscal years. This has contributed to our overall growth and yielded an increase in our net sales per gross square foot from $335 in fiscal 1996 to $403 in fiscal 2000. Our net sales have increased at a compound annual growth rate of approximately 32% from $143.8 million in fiscal 1996 to $587.4 million in fiscal 2000. Over that same period of time, our operating income margin has increased from 8.9% to 12.1%. During fiscal 2001, we plan to continue our aggressive expansion program and expect to open approximately 120 stores.

      Our broad merchandise appeal and value pricing strategy results in a highly portable store concept which can operate profitably in a wide variety of geographic and demographic regions. In fiscal 2000, our new stores that were operating for their first full fiscal year generated a cash-on-cash return on investment of approximately 83%. We believe that we have the opportunity to significantly increase our domestic store base. Our goal is to make "The Children's Place" the first name in the minds of consumers when they think of children's apparel.

      We believe that the following strengths have contributed to our success and provide us with a competitive advantage:

      Merchandising Strategy. Our merchandising strategy is built on offering a fashionable collection of interchangeable outfits and accessories to create a coordinated look distinctive to The Children's Place. We offer a focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful feel that we believe distinguishes "The Children's Place" brand. We divide the year into quarterly merchandising seasons: spring, summer, back-to-school and holiday. To continually generate freshness in our stores, we typically introduce a new merchandise line each month. Each season's line is built around a central color palette which includes a stylish assortment of coordinated fashion basic apparel with complementary accessories designed to encourage multiple item purchases and wardrobe building.

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

      Strong Brand Image. We believe that we have built a strong brand image for "The Children's Place" by (1) offering high-quality products, (2) providing a distinctive collection of coordinated and interchangeable outfits and accessories, (3) maintaining a consistent merchandise presentation and an easy-to-shop store layout, (4) emphasizing our fresh and youthful image in our marketing visuals and (5) selling our merchandise exclusively in our 431 stores and on our website. We believe these factors foster consumer loyalty to "The Children's Place" brand name. In our continuing efforts to enhance the appeal and recognition of our brand name, we continue to emphasize our logo merchandise. Our logo merchandise bears our "Place," "Place Sport," "P," "Place Jeans" and other "Place" logos.

      Low-Cost Sourcing. We control the design, sourcing and presentation of our products, all of which are marketed under our proprietary brand name. We believe that this control is essential in assuring the consistency and quality of our merchandise and brand image, as well as in our ability to deliver value to our customers. We have established close, long-standing and mutually beneficial relationships with numerous manufacturers, buying agents and trading companies. Through these relationships and our extensive knowledge of manufacturing costs, we are able to maintain strong gross margin levels while offering our customers high-quality products at value prices. We further believe that our integrated merchandise approach, from in-house design to in-store presentation, enables us to identify and respond to market trends, uphold rigorous product quality standards, manage the cost of our merchandise and strengthen our brand name. We believe our Hong Kong office also enhances our ability to capitalize on new sourcing and supplier opportunities, increases our control over product quality and enables us to respond to changing merchandise trends more effectively and efficiently.

      Experienced Management Team. Our management team is led by Ezra Dabah who guides the management of The Children's Place using his broad apparel merchandising and buying expertise, which includes approximately 17 years in the children's segment of the market. In addition, the other members of our management team have an average of 18 years of retail or apparel industry experience and an average of 12 years with The Children's Place.

      Strong Store Economics. During fiscal 2001, we intend to continue our aggressive store opening campaign and plan to open approximately 120 stores. Our store opening campaign capitalizes on our competitive advantages and strong store economics. In fiscal 2000, our new stores that were operating for their first full fiscal year generated a cash-on-cash return on investment of approximately 83%.

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

      To execute our merchandising strategy, we rely on the coordinated efforts of our merchandise management, trend, design and planning teams. These teams, in conjunction with senior management, review our prior season results to determine the silhouettes and number of styles that we will offer in upcoming seasons. Merchandise management selects specific silhouettes for production from the assortment of designs that are created by the design and trend teams. Then, based upon detail specifications including production quantities determined by merchandise management and planning, the sourcing and procurement team arranges for the manufacture of the selected styles.

      Our trend and design teams analyze and interpret current and emerging fashion trends, translating them into a broad selection of children's clothing and accessories in an array of fashionable colors and patterns that are appropriate for upcoming seasons. Work on each of our seasonal lines begins approximately one year before the season, with the gathering of market intelligence on fashion trends. This process involves extensive European and domestic market research, the purchase of samples, media, trade shows, fashion magazines, the services of fashion and color forecast organizations and analysis of prior season performance. After the trend team presents the fashion themes for a coming season, the designers translate those themes into an assortment of fashion and basic designs that seek to reflect the fresh and youthful image of "The Children's Place" brand. These interpretations include variations in fabric and other materials, product color, decoration and age-appropriate silhouette. Potential items are designed using computer aided design technology, giving us the opportunity to consider a wide range of style and fashion options. In addition, our Hong Kong office coordinates the production of prototype samples which enable our merchandising teams to ensure that our merchandise will properly reflect our design concepts.

      The merchandise management team creates a detailed purchasing plan for the season covering each department, category and key items, based on historical and current selling trends. The production process takes approximately six months from order confirmation to receipt of merchandise at our distribution facility. The planning team monitors current and future inventory levels on a weekly basis and analyzes sales patterns to predict future demand for various categories. We regularly monitor sales of each style and color and maintain some flexibility to adjust merchandise on order for future seasons or to accelerate delivery of merchandise. The merchandise allocation team is responsible for planning and allocating merchandise to each store based on sales volume levels and other factors.

Sourcing and Procurement

      We combine management's extensive sourcing experience with a cost-based buying strategy in order to control costs. Management believes it has a thorough understanding of the economics of apparel manufacturing, including costs of materials and components. This knowledge enables us to determine the most cost-effective country and manufacturer from which to source each item and obtain low prices. Relying on our supplier relationships and management's knowledge of manufacturing costs, we believe we have been able to arrange for the manufacture of high-quality products at low cost.

      Our sourcing team makes on-site visits to our independent agents and various manufacturers to negotiate product costs, finalize technical specifications of each product and confirm delivery of merchandise manufactured to our specifications. Our apparel is produced to our specifications by more than 150 independent manufacturers located primarily in Asia. To support our growing inventory needs and to control merchandise costs, we continue to pursue global sourcing opportunities and consider product cost and quality, reliability of the manufacturer, service and product lead times, among other factors.

      We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars. We are parties to agency agreements with commissioned independent agents to oversee production, assist in sourcing and pre-production approval, quality inspection and ensuring timely delivery of merchandise. We purchase approximately 20% of our products from a commissioned independent agent in Taiwan and approximately 15% of our products from a commissioned independent agent in Turkey. We also purchase approximately 30% of our merchandise through a Hong Kong-based trading company. This trading company is responsible for most of our procurements from manufacturers located in Hong Kong, Cambodia, China, the Philippines, Myanmar and Macau. Although they are not contractually obligated to do so, the Hong Kong-based trading company, and our commissioned independent agents in Taiwan and Turkey each have exclusive arrangements with The Children's Place. We have developed long-term, continuous relationships with key individual manufacturers and material suppliers which have yielded numerous benefits, including quality control and low costs, and have afforded us flexible working arrangements and a steady flow of merchandise supply. In addition, we believe our Hong Kong office enables us to obtain more favorable material and manufacturing costs and more quickly identify and act on new sourcing and supplier opportunities. Our Hong Kong office also enables us to foster stronger relationships with our suppliers, manufacturers, agents and trading companies in the Far East.

      Together with our agents and key suppliers, we employ tracking systems that enables us to anticipate potential delivery delays in our orders and take action to mitigate the impact of any delays. By using these systems together with our purchase order and advanced shipping notification systems, we and our independent agents actively monitor the status of each purchase order from order confirmation to merchandise receipt. We experience occasional shipment delays, but no such delay has had a material adverse effect on our business.

      To ensure quality and promote consumer confidence in our products, we augment our manufacturers' testing requirements with our own, in-house quality assurance laboratory to test and evaluate fabric, trimming materials and pre-production samples against a comprehensive range of physical performance standards before production begins. The quality control personnel of our independent agents and trading company visit the various manufacturing facilities to monitor and improve the quality control and production process. These efforts are augmented by our director of quality control and the quality assurance staff in our Hong Kong office. With this focus on pre-production quality approval, we are generally able to detect and correct quality-related problems before bulk production begins. We do not accept our finished apparel products until each purchase order receives formal certification of compliance from our agents' or appointed third party inspectors. Our Hong Kong office has enhanced our quality control by enabling us to monitor component and manufacturing quality at close range and address related problems at an early stage.

Company Stores

      Existing Stores. As of April 1, 2001, we operated 431 stores in 43 states. Most of our stores are clustered in and around major metropolitan areas. Our stores are concentrated in major regional malls, with the exception of 31 outlet stores and 45 street and strip center stores. The following table sets forth the number of stores in each state as of April 1, 2001:

                                                                           # OF
STATE                                                                     STORES
-----                                                                     ------

Alabama ................................................................    3
Arizona ................................................................    1
Arkansas ...............................................................    1
California .............................................................   18
Colorado ...............................................................    7
Connecticut ............................................................   10
Delaware ...............................................................    3
Florida ................................................................   24
Georgia ................................................................   14
Illinois ...............................................................   28
Indiana ................................................................    8
Iowa ...................................................................    5
Kansas .................................................................    4
Kentucky ...............................................................    4
Louisiana ..............................................................    5
Maine ..................................................................    4
Maryland ...............................................................   13
Massachusetts ..........................................................   19
Michigan ...............................................................   17
Minnesota ..............................................................   10
Mississippi ............................................................    2
Missouri ...............................................................   10
Nebraska ...............................................................    3
New Hampshire ..........................................................    4
New Jersey .............................................................   28
New York ...............................................................   58
Nevada .................................................................    1
North Carolina .........................................................   13
Ohio ...................................................................   18
Oklahoma ...............................................................    1
Oregon .................................................................    4
Pennsylvania ...........................................................   25
Rhode Island ...........................................................    1
South Carolina .........................................................    5
South Dakota ...........................................................    1
Tennessee ..............................................................   11
Texas ..................................................................   17
Utah ...................................................................    5
Vermont ................................................................    1
Virginia ...............................................................   15
Washington .............................................................    3
West Virginia ..........................................................    1
Wisconsin ..............................................................    6

      Store Environment. Our prototype store is approximately 4,200 square feet and features a design that incorporates light wood floors, fixtures and trim. The store is brightly lit, featuring floor-to-ceiling glass windows that allow our colorful fashions to attract customers from the outside. A customized grid system throughout the store's upper perimeter displays featured merchandise, marketing photographs and promotions. Each line is merchandised as a collection of coordinated fashion and key items, with matching accessories. We continually refine our merchandise presentation strategy to improve the shopping experience of our customers. We believe that our merchandise presentation effectively displays "The Children's Place" distinctive look and creates a visually attractive selling environment that maximizes customer convenience and encourages the purchase of multiple items.

      To achieve uniform merchandise presentation and to maximize sales of coordinated items, store management is provided monthly with detailed visual floorsets that specify merchandise placement. Standardization of store design, merchandise presentation and window displays also promotes effective usage and productivity of selling space and maximizes customer convenience in merchandise selection. By seeking a uniform appearance in store design and merchandise presentation, we believe that we are able to maintain and enhance "The Children's Place" brand image.

      Our outlet stores generally measure in excess of 5,000 square feet and represent approximately 7% of our store base. Our outlet stores are generally located in outlet centers and are strategically placed within each market to liquidate markdown merchandise from our other stores. Our street and strip center locations represent approximately 10% of our store base and provide substantial opportunities for further penetration in established markets.

      Store Operations. Our store operations are directed by our Vice President of Store Operations, regional and district managers. Individual stores are managed by a store manager and up to three co-managers depending on sales volume and employs approximately 10 part-time sales associates. We hire additional part-time associates based on seasonal needs.

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

      In order to motivate our regional, district and store managers, we offer an incentive compensation plan. Under the plan, managers of our stores who meet planned monthly goals for sales, payroll productivity and inventory shrink are awarded a bonus based upon the amount by which their respective stores exceed such targets. District and regional managers receive bonuses based upon the incentive compensation awarded to their stores.

Store Expansion Program

      Over the last several years, we have been aggressively opening new stores to capitalize on our business strengths and strong store economics. In the last three fiscal years we increased our number of stores from 155 to 400, opening 54, 84 and 108 stores in fiscal 1998, fiscal 1999 and fiscal 2000, respectively and closing one store in fiscal 2000. We intend to continue our store expansion program and currently plan to open approximately 120 stores in fiscal 2001.

      In fiscal 2000, new stores for which fiscal 2000 was their first full year of operations had average net sales of approximately $1.5 million. The average investment for these stores, including capital expenditures (net of landlord contribution), initial inventory (net of merchandise payables) and pre-opening was approximately $432,000. In fiscal 2000, store level operating cash flow for these stores was approximately $359,000, yielding a cash on cash return on investment of approximately 83%.

      Our expansion strategy focuses primarily on mall-based locations. The regional malls which we target generally have at least three department stores or other anchor tenants and various specialty retailers, as well as several entertainment features (such as restaurants, a food court and/or movie theaters). We conduct on-site visits and analyses of potential store sites, taking into account the performance of other specialty retail tenants, the anchor stores and other stores, the size, type and average sales per square foot of the mall and the demographics of the surrounding area. Our most important considerations in evaluating a store location within a mall are placement of the store relative to mall traffic patterns and proximity to other children's retailers. In addition, we continuously evaluate opportunities to add stores in other types of locations, including street locations and strip and outlet centers.

Electronic Commerce

      During fiscal 2000, our on-line store represented less than 1% of our overall sales. In January 2001, we temporarily closed our online store and anticipate re-opening it in May 2001. We plan to improve operational efficiency and reduce costs by bringing our e-commerce operations and fulfillment services in-house. We also plan to improve the design and layout of our on-line store to create a more user friendly shopping experience. We recorded a $0.7 million non-cash charge in the fourth quarter of fiscal 2000 to write-off intangible assets that are not part of our future e-commerce strategy.

Marketing

      Advertising and Promotion. We strive to enhance our reputation and image in the marketplace and build recognition and equity in "The Children's Place" brand name by advertising our image, product and value message through in-store marketing and direct mail. In fiscal 2000, we increased our direct mail marketing efforts. These mailings were designed to increase sales, promote brand loyalty and create customer excitement. In addition, our direct marketing efforts were supplemented by advertising our image, product and value messages through in-store photographs, signage and product displays.

      Private Label Credit Card. We view our private label credit card as an important marketing and communication tool. Pursuant to a merchant services agreement, private label credit cards are issued to our customers for use exclusively at our stores and credit is extended to such customers on a non-recourse basis to The Children's Place. Sales on the private label credit card accounted for approximately 14% of our fiscal 2000 net sales, which increased from 11% of fiscal 1999 net sales. We believe that our private label credit card promotes affinity and loyalty among those customers who use the card and facilitates communication with such customers through delivery of coupons and promotional materials. Our average dollar sale to customers using "The Children's Place" card has been substantially higher than our overall average dollar sale.

Management Information Systems

      Our management information systems consist of a full range of financial, merchandising, logistics, and product procurement systems that run on a combination of legacy and proprietary software packages. These systems operate on a multi-platform environment which includes an IBM mainframe computer and several mid-range computers. We view technology as an important tool in efficiently supporting our rapid growth and maintaining a competitive industry position.

      We are committed to utilizing technology to further enhance our competitive position. During fiscal 2001, we plan to commence implementation of various financial, merchandising and store systems. We continually explore opportunities in which technology can provide a competitive advantage.

Logistics

      We currently support our stores with a 204,000 square foot distribution center and corporate headquarters facility located in Secaucus, New Jersey. Our distribution center utilizes an automated warehouse management system, which employs radio frequency technology and an automated conveyor system.

      To support our distribution and warehouse needs in the western portions of the United States, we entered into a seven year lease with options for an approximately 250,000 square foot distribution center in Ontario, California. Annual rent under this lease is approximately $1.2 million. We plan to utilize this facility by the summer of 2001. We expect to make a cash outlay of approximately $8 million to install an automated warehouse management system and other facility improvements. Approximately $5 million of this cash outlay was made in fiscal 2000 with the remainder planned for fiscal 2001. We expect that this distribution center, along with our existing New Jersey facility, should be able to support over 1,000 stores.

      In addition, we entered into a six year lease with an option for an approximately 72,500 square foot facility located near our headquarters in Secaucus, New Jersey. We plan to use this facility for e-commerce fulfullment, distribution to local stores and ancillary offices to support our growing business. Annual rent under this lease is approximately $0.7 million per year. We expect to spend approximately $1 million during the first half of fiscal 2001 to renovate this facility.

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

Employees

      As of April 1, 2001, we had approximately 2,393 full-time employees, of whom approximately 551 are based at our distribution center and corporate headquarters, and approximately 5,425 part-time employees. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Risk Factors

      Investors in the Company should consider the following risk factors as well as the other information contained herein.

Inability to Sustain Aggressive Growth Strategy

      Our net sales have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, due to increases in our comparable store sales. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate new stores successfully and to manage a larger business profitably. We anticipate opening approximately 120 stores during fiscal 2001.

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

      We cannot assure you that we will be able to continue to achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. In addition, as our business grows, we anticipate that we will not be able to sustain the current annual growth rate of our store base of approximately 37%. Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings. We do not expect that we will be able to sustain the cash-on-cash return we experienced in fiscal 2000 of 83% for stores that were operating for their first full fiscal year. Furthermore, we need to continually evaluate the adequacy of our store management and our management information and distribution systems to manage our planned expansion. Any failure to successfully and profitably execute our expansion plans could have a material adverse effect on our business.

      We expect to spend approximately $60 million in fiscal 2001 on capital expenditures. We believe that cash generated from operations and funds available under our working capital facility will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. However, it is possible that as we continue to grow we may be required to seek additional funds for our capital and other cash flow needs, and we cannot assure you that we will be able to obtain such funds.

Sensitivity to Economic, Regional and Other Business Conditions

      Our business is sensitive to customers' spending patterns which, in turn, are subject to prevailing regional and national economic conditions such as interest rates, taxation, consumer confidence and recession. We are, and will continue to be, susceptible to changes in regional economic conditions, weather conditions, demographic and population characteristics, consumer preferences and other regional factors. We are also dependent upon the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic in the malls where our stores are located. Any economic or other conditions decreasing the retail demand for apparel or the level of mall traffic could have a material adverse effect on our business.

Potential Disruptions in Receiving and Distribution

      Our merchandise is shipped directly from manufacturers through freight consolidators to our distribution center in Secaucus, New Jersey. Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and our effective management of our distribution facility. During the summer of fiscal 2001, we plan to open a distribution center in Ontario, California to support merchandise distribution for our stores in the western half of the United States. We cannot assure you that we have anticipated, or will be able to anticipate, all of the changing demands which our expanding operations will impose on our receiving and distribution systems. We also cannot assure you that we will not experience start-up delays or other difficulties with our West Coast distribution center. Furthermore, it is possible that events beyond our control, such as a strike or other disruption affecting the parcel service that delivers substantially all of our merchandise to our stores, could result in delays in delivery of merchandise to our stores. Any such event could have a material adverse effect on our business.

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

Dependence on Unaffiliated Manufacturers and Independent Agents

      We do not own or operate any manufacturing facilities and therefore are dependent upon independent third parties for the manufacture of all of our products. Our products are currently manufactured to our specifications, pursuant to purchase orders, by more than 150 independent manufacturers located primarily in Asia. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. In addition, we have no formal written agreement with the Hong Kong-based trading company through which we purchase approximately 30% of our products. We also purchase approximately 20% of our products from a single agent in Taiwan and approximately 15% of our products from a single agent in Turkey, which have exclusive arrangements with us. Although we believe that we have established close relationships with our principal manufacturers and independent agents, the inability to maintain such relationships or to find additional sources to cover future growth could have a material adverse effect on our business.

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

Effect of Fluctuations in Quarterly Results and Seasonality on Income

      As is the case with many apparel retailers, we experience seasonal fluctuations in our net sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. For example, in fiscal 2000, 22%, 19%, 28% and 31% of our net sales for stores open for the full fiscal year occurred in the first, second, third and fourth quarters, respectively. In the past, we have experienced second quarter losses and expect to experience a second quarter loss in fiscal 2001 and it is possible that we will experience second quarter losses in future periods. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday and weak sales during this period could have a material adverse effect on our business. Our third quarter results are heavily dependent upon back-to-school sales and our fourth quarter results are heavily dependent upon sales during the holiday season. Weak sales during either of these periods could have a material adverse effect on our business.

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

Changes in Comparable Store Sales Results from Period to Period

      Numerous factors affect our comparable store sales results including, among others, weather conditions, fashion trends, merchandise assortment, the retail sales environment, economic conditions and our success in executing our business strategy. Our quarterly comparable store sales results have fluctuated significantly in the past and we anticipate that our quarterly comparable store sales will continue to fluctuate in the future. In addition, we do not expect our comparable store sales to continue to increase at rates similar to those experienced in the last three years. Moreover, comparable store sales for any particular period may decrease in the future. Comparable store sales results are often followed closely by the investment community and significant fluctuations in such results may affect the price of our Common Stock. Any such variations in our comparable store sales results could have a material adverse effect on our business and on the market price of our Common Stock.

Risk of Geographic Expansion

      Most of our stores are located in the eastern half of the United States, with only 95 stores, representing 22% of our stores, in operation west of the Mississippi River as of April 1, 2001. As we implement our growth strategy in fiscal 2001, we will increase our susceptibility to differences in demographic and population characteristics, regional economic conditions, climate and other weather-related conditions, consumer preferences and other geographical factors. We cannot assure you that, as we expand into new regions, we will be able to achieve results comparable to those we have achieved in prior periods in regions where we already conduct business.

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

Dependence on Key Personnel

      The leadership of Ezra Dabah, our Chairman of the Board and Chief Executive Officer, has been instrumental in our success. The loss of the services of Mr. Dabah could have a material adverse effect on our business. We have entered into an employment agreement with Mr. Dabah, but we cannot assure you that we will be able to retain his services. In addition, several senior officers resigned and were not replaced during fiscal 2000. Furthermore, other members of management have substantial experience and expertise in our business and have made significant contributions to its growth and success. The loss of services of one or more of these individuals, or the inability to attract additional qualified managers or other personnel as we grow, could have a material adverse effect on our business. We are not protected by any key-man or similar life insurance for any of our executive officers.

Competition

      The children's apparel retail business is highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Too, Inc., J.C. Penney Company, Inc., Sears, Roebuck and Co. and other department stores that sell children's apparel and accessories, as well as certain discount stores such as Wal-Mart Stores, Inc., Kmart Corporation, Target Corporation and Kids "R" Us (a division of Toys "R" Us, Inc.). We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores. Many of our competitors are larger than The Children's Place and have access to significantly greater financial, marketing and other resources than we have. We cannot assure you that we will be able to compete successfully against existing or future competition.

Control by Certain Stockholders

      As of April 1, 2001, Ezra Dabah and certain members of his family beneficially own 8,428,658 shares of our Common Stock, constituting approximately 32.0% of the outstanding Common Stock. Two funds managed by Saunders Karp & Megrue, L.P. ("SKM"), The SK Equity Fund, L.P. and SK Investment Fund, L.P. (collectively, the "SK Funds"), own 6,704,053 shares or approximately 25.6% of the outstanding Common Stock. Under a stockholders agreement, the SK Funds and certain other stockholders, who own in the aggregate a majority of the outstanding Common Stock, have agreed to vote for the election of two nominees of the SK Funds and three nominees of Ezra Dabah to our Board of Directors in any election of directors. As a result, the SK Funds and Ezra Dabah are, and will continue to be, able to control the election of our directors. In addition, if the SK Funds and Mr. Dabah were to vote together, they would be able to determine the outcome of any matter submitted to a vote of our stockholders for approval.

Uncertainty of Net Operating Loss Carryforwards

      We utilized $8.6 million, $38.4 million and $1.6 million of our net operating loss carryforwards ("NOLs") to offset taxable income that we earned in our 1997, 1998 and 1999 taxable years, respectively. As the amount and availability of these NOLs are subject to review by the Internal Revenue Service, we cannot assure you that the NOLs will not be reduced or their use limited as the result of an audit of our tax returns. If the amount of these NOLs were reduced or their availability limited, we could be liable for additional taxes with respect to our 1997 through 1999 taxable years. Any such reduction or restriction could have a material adverse effect on our business.

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

ITEM 2. - PROPERTIES

      We currently support our stores with a 204,000 square foot distribution center and corporate headquarters facility in Secaucus, New Jersey. To support our growing distribution and warehouse needs in the western portion of the United States, we entered into a seven year lease with options for an approximately 250,000 square foot distribution center in Ontario, California. Annual rent under this lease is approximately $1.2 million. We plan to utilize this facility by the summer of 2001. We expect to make a cash outlay of approximately $8 million to install an automated warehouse management system and other facility improvements. Approximately $5 million of this cash outlay was made in fiscal 2000 with the remainder planned for fiscal 2001. We expect that this distribution center, along with our existing New Jersey facility, should be able to support over 1,000 stores.

      In addition, we entered into a six year lease with an option period for an approximately 72,500 square foot facility located near our headquarters in Secaucus, New Jersey. We plan to use this facility for e-commerce fulfillment, distribution to local stores and ancillary offices to support our growing business. Annual rent under this lease is approximately $0.7 million per year. We expect to spend approximately $1 million during the first half of fiscal 2001 to renovate this facility.

      All of our existing store locations are leased by us, with lease terms expiring between 2001 and 2014 and with an average unexpired lease term of 7.7 years. The leases for most of our existing stores are for terms of ten years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. Leases for future stores will likely include similar contingent rent provisions.

ITEM 3. - LEGAL PROCEEDINGS

      We are involved in various legal proceedings arising in the normal course of our business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on our business.

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

                                                             High         Low
                                                             ----         ---
1998
First Quarter ....................................       $   9.06       $   5.06
Second Quarter ...................................          11.38           8.13
Third Quarter ....................................          11.00           8.06
Fourth Quarter ...................................          25.13           9.13

1999
First Quarter ....................................          33.25          23.56
Second Quarter ...................................          48.63          27.38
Third Quarter ....................................          52.56          25.63
Fourth Quarter ...................................          32.00          13.69

2000
First Quarter ....................................          23.75          10.38
Second Quarter ...................................          28.19          15.50
Third Quarter ....................................          35.50          20.75
Fourth Quarter ...................................          28.75          14.94

      On March 30, 2001, the last reported sale price of our Common Stock was $24.00 per share. As of April 1, 2001, there were approximately 4,500 holders of record of our Common Stock.

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

ITEM 6. - SELECTED FINANCIAL DATA

      The following table sets forth certain historical financial and operating data for The Children's Place. The selected historical financial data is qualified by reference to, and should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto included elsewhere in this report. Certain prior fiscal year balances set forth below have been reclassified to conform to fiscal 2000 presentation.

                                                                                     Fiscal Year Ended (1)
                                                                                     ---------------------
                                                              February 3,   January 29,   January 30,   January 31,     February 1,
                                                                 2001          2000          1999          1998             1997
                                                               --------      --------      --------      ---------       ---------
Statement of Operations Data
   (in thousands, except per share data):
Net sales ................................................     $587,385      $421,496      $283,853      $ 192,557       $ 143,838
Cost of sales ............................................      339,042       241,188       166,449        123,556          90,071
                                                               --------      --------      --------      ---------       ---------
Gross profit .............................................      248,343       180,308       117,404         69,001          53,767
Selling, general and administrative expenses .............      150,693       105,137        70,313         46,451          35,966
Pre-opening costs ........................................        5,456         3,485         3,030          2,127             982
Depreciation and amortization ............................       20,880        13,849         8,607          5,958           4,017
                                                               --------      --------      --------      ---------       ---------

Operating income .........................................       71,314        57,837        35,454         14,465          12,802
Interest expense, net ....................................          997           346           324          2,647           2,884
Other expense, net .......................................          166            54           110            139             396
                                                               --------      --------      --------      ---------       ---------

Income before income taxes and
  extraordinary loss .....................................       70,151        57,437        35,020         11,679           9,522
Provision (benefit) for income taxes (2) .................       27,461        22,388        14,358          4,695         (20,919)
                                                               --------      --------      --------      ---------       ---------

Income before extraordinary loss .........................       42,690        35,049        20,662          6,984          30,441
Extraordinary loss (3) ...................................            0             0             0          1,743               0
                                                               --------      --------      --------      ---------       ---------

Net income ...............................................     $ 42,690      $ 35,049      $ 20,662      $   5,241       $  30,441
                                                               ========      ========      ========      =========       =========

Diluted income per common share before extraordinary loss      $   1.60      $   1.32      $   0.80      $    0.29
                                                               --------      --------      --------      ---------

Extraordinary loss per common share ......................         0.00          0.00          0.00          (0.07)
                                                               --------      --------      --------      ---------

Diluted net income per common share (4) ..................     $   1.60      $   1.32      $   0.80      $    0.22
                                                               ========      ========      ========      =========

Diluted weighted average common shares outstanding (4) ...       26,668        26,648        25,909         24,358
Selected Operating Data:
Number of stores open at end of period ...................          400           293           209            155             108
    Comparable store sales increase (5) (6) ..............            4%           15%           14%             2%              9%
Average net sales per store (in thousands) (6) (7) .......     $  1,651      $  1,656      $  1,569      $   1,487       $   1,479
Average square footage per store (8) .....................        4,170         4,140         4,055          4,123           4,284
Average net sales per gross square foot (6) (9) ..........     $    403      $    414      $    382      $     350       $     335

                                                              February 3,   January 29,   January 30,   January 31,     February 1,
                                                                 2001          2000          1999          1998             1997
                                                               --------      --------      --------      ---------       ---------
Balance Sheet Data (in thousands):
Working capital ..........................................     $ 40,944      $ 27,340      $ 35,531      $  20,238       $  11,951
Total assets .............................................      231,696       170,959       110,761         79,353          64,479
Long-term debt ...........................................            0             0             2             26          20,504
Stockholders' equity .....................................      166,667       120,066        80,607         58,467          27,298

(footnotes on following page)

-----------

(1) All references to our fiscal years refer to the 52- or 53-week year ended on the Saturday nearest to January 31 of the following year. For example, references to fiscal 2000 mean the fiscal year ended February 3, 2001. Fiscal 2000 was a 53-week year.

(2) The provision (benefit) for income taxes for fiscal 1996 reflected the reversal of a valuation allowance of $20.9 million on a net deferred tax asset.

(3) The extraordinary loss in fiscal 1997 represented the write-off of unamortized deferred financing costs and unamortized debt discount as a result of the repayment of long-term debt in conjunction with our initial public offering in September 1997.

(4) Diluted net income per common share is calculated by dividing net income by the diluted weighted average common shares and common share equivalents outstanding. The weighted average common shares outstanding and common share equivalents used in computing diluted net income per common share for fiscal 1997 are based on the number of common shares and common share equivalents as if our recapitalization at the time of our initial public offering had occurred on the first day of fiscal 1997. During and prior to the fiscal year ended February 1, 1997, our Common Stock was not publicly traded and due to significant changes in our capital structure resulting from a private placement of our Common Stock in July 1996, earnings per share for that year is not presented due to a lack of comparability.

(5) We define comparable store sales as net sales from stores that have been open for more than 14 full months and that have not been substantially remodeled during that time.

(6) For purposes of determining the comparable store sales increase, average net sales per store and average net sales per gross square foot, fiscal 2000 results were recalculated based on a 52-week year.

(7) Average net sales per store represents net sales from stores open throughout the full period divided by the number of such stores.

(8) Average square footage per store represents the square footage of stores open on the last day of the period divided by the number of such stores.

(9) Average net sales per gross square foot represents net sales from stores open throughout the full period divided by the gross square footage of such stores.

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

Overview

      The Children's Place Retail Stores, Inc. is a specialty retailer of apparel and accessories for children from newborn to twelve years of age. As of April 1, 2001, we operated 431 stores in 43 states, located primarily in regional shopping malls. Over the last several years, we have been aggressively opening new stores to capitalize on our business strengths and strong store economics. During fiscal 1998, fiscal 1999 and fiscal 2000, we opened a total of 54, 84 and 108 new stores, respectively and closed one store in fiscal 2000. We intend to continue our expansion program and currently plan to open approximately 120 stores in fiscal 2001.

      Our net sales have grown significantly during the past several years, primarily as a result of new store openings and, to a lesser extent, increases in comparable store sales. We reported comparable store sales growth over prior years of 14%, 15% and 4% during fiscal 1998, fiscal 1999 and fiscal 2000, respectively. We believe that these increases were primarily the result of successful merchandising and operational programs, together with well-positioned store real estate. We do not expect our comparable store sales to continue to increase at rates similar to those experienced over the last three years. During the first nine weeks of fiscal 2001, we experienced negative comparable store sales of 7%. Sales were unfavorably impacted primarily by a difficult economic environment along with unfavorable weather conditions.

      During fiscal 2001, we plan to focus our efforts on the opening of approximately 120 stores, the start-up of our new West Coast distribution facility, the implementation of certain management information system initiatives, and the re-opening of our e-commerce website, as well as an ongoing assessment of our administrative infrastructure to support our growing business.

      To support our growing distribution and warehouse needs in the western portions of the United States, we have leased an approximately 250,000 square foot distribution center in Ontario, California. We expect to make a cash outlay of approximately $8 million to install an automated warehouse management system and other facility improvements. We plan to begin to utilize this facility during the summer of 2001. In addition, we also leased an approximately 72,500 square foot facility located near our headquarters in Secaucus, New Jersey. We plan to use this facility for e-commerce fulfillment, distribution to local stores and ancillary offices to support our growing business. We expect to make a cash outlay of approximately $1 million to renovate this facility.

      During fiscal 2001, we expect to make a cash outlay of approximately $9 million on management information system initiatives. These initiatives include various financial, merchandising and store systems planned to enhance the speed and quality of management information within the Company.

      During fiscal 2000, our on-line store represented less than 1% of our overall sales. In January 2001, we temporarily closed our online store and anticipate re-opening it in May 2001. We plan to improve operational efficiency and reduce costs by bringing our e-commerce operations and fulfillment services in-house. We also plan to improve the design and layout of our on-line store to create a more user friendly shopping experience. We recorded a $0.7 million non-cash charge in the fourth quarter of fiscal 2000 to write-off intangible assets that are not part of our future e-commerce strategy.

Results of Operations

      The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                               Fiscal Year Ended
                                                    --------------------------------------
                                                    February 3,   January 29,  January 30,
                                                       2001           2000        1999
                                                    -----------   -----------  -----------
Net sales .......................................      100.0%         100.0%         100.0%
Cost of sales ...................................       57.7           57.2           58.6
                                                      ------         ------         ------

Gross profit ....................................       42.3           42.8           41.4
Selling, general and administrative expenses ....       25.7           25.0           24.8
Pre-opening costs ...............................        0.9            0.8            1.1
Depreciation and amortization ...................        3.6            3.3            3.0
                                                      ------         ------         ------

Operating income ................................       12.1           13.7           12.5
Interest expense, net ...........................        0.2            0.1            0.1
Other expense, net ..............................         --             --            0.1
                                                      ------         ------         ------

Income before income taxes and extraordinary loss       11.9           13.6           12.3
Provision for income taxes ......................        4.7            5.3            5.0
                                                      ------         ------         ------

    Net income ..................................        7.2%           8.3%           7.3%
                                                      ======         ======         ======

Number of stores, end of period .................        400            293            209

Year Ended February 3, 2001 Compared to Year Ended January 29, 2000

      Net sales increased by $165.9 million or 39% to $587.4 million during fiscal 2000 from $421.5 million during fiscal 1999. Net sales for the 108 new stores opened, as well as other stores that did not qualify as comparable stores, contributed $142.9 million of the sales increase. Comparable store sales, restated to reflect a comparable 52-week period, increased 4% and contributed approximately $14.2 million of the increase in net sales. Comparable store sales increased 15% in fiscal 1999. Sales for our folding "Yaak" scooter, which was a trend item introduced in our stores in the third quarter of fiscal 2000, represented $16.1 million, or approximately 3% of net sales. In addition, fiscal 2000 was a 53-week year, with the extra week contributing $8.8 million to fiscal 2000 net sales.

      Gross profit increased $68.0 million to $248.3 million during fiscal 2000 from $180.3 million in fiscal 1999. As a percentage of net sales, gross profit decreased to 42.3% during fiscal 2000 from 42.8% during fiscal 1999. The decrease in gross profit, as a percentage of net sales, was principally due to higher markdowns, increased distribution and store occupancy costs, offset partially by higher initial markups achieved through effective product sourcing and the leveraging of our design, production and buying costs. Our increased distribution costs were attributable to the distribution of merchandise ordered from our e-commerce website and higher freight costs to ship product from our New Jersey distribution center to an increased number of stores in the western portions of the United States. These costs were partially offset by the leveraging of payroll costs to operate our distribution center. Our increased store occupancy costs resulted from our new stores that have not been open long enough to leverage their rent through an established sales base.

      Selling, general and administrative expenses increased $45.6 million to $150.7 million in fiscal 2000 from $105.1 million in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased to 25.7% of net sales during fiscal 2000 from 25.0% of net sales during fiscal 1999. During fiscal 2000, as a percentage of net sales, selling, general and administrative expenses were unfavorably impacted by higher store payroll wage rates, the settlement of executive severance agreements, the write-off of $0.7 million of intangible assets that were not part of our future e-commerce strategy, and increased marketing costs, partially offset by the leveraging of corporate administrative expenses.

      During fiscal 2000, pre-opening costs were $5.5 million, or 0.9% of net sales, as compared to $3.5 million, or 0.8% of net sales during fiscal 1999. The increase in pre-opening costs reflects the opening of 108 stores in fiscal 2000, as compared to 84 stores in fiscal 1999. During fiscal 2000, we incurred higher pre-opening expenses due to increased marketing costs to introduce The Children's Place brand in new markets, as well as increased travel and freight costs to open our first stores on the west coast of the United States.

      Depreciation and amortization amounted to $20.9 million, or 3.6% of net sales, during fiscal 2000, as compared to $13.8 million, or 3.3% of net sales during fiscal 1999. The increase in depreciation and amortization primarily was a result of increases in our store base. In addition, we recorded a full year of depreciation on our distribution center and corporate headquarters facility and e-commerce assets during fiscal 2000. During fiscal 1999, depreciation commenced on our distribution center and corporate headquarters during the third quarter of 1999 and amortization of our e-commerce assets commenced in the fourth quarter of 1999. These increases, as a percentage of net sales, were partially offset by the leveraging of depreciation and amortization over a higher sales base and by accelerated depreciation taken in fiscal 1999 in conjunction with store re-fixturings and renovations.

      Interest expense, net, for fiscal 2000 was $1.0 million, or 0.2% of net sales, as compared to $0.3 million, or 0.1% of net sales, during fiscal 1999. The increase in interest expense, net, is due to increased borrowings under our working capital facility during fiscal 2000 to support our store growth.

      Our provision for income taxes in fiscal 2000 was $27.5 million, as compared to a provision for income taxes of $22.4 million during fiscal 1999. The increase in our provision for income taxes during fiscal 2000 is due to our increased profitability. Our effective tax rate was 39.1% and 39.0% for fiscal 2000 and fiscal 1999, respectively.

      Fiscal 2000 net income increased to $42.7 million from $35.0 million in fiscal 1999.

Year Ended January 29, 2000 Compared to Year Ended January 30, 1999

      Net sales increased by $137.6 million, or 48%, to $421.5 million during fiscal 1999 from $283.9 million during fiscal 1998. Net sales for the 84 new stores opened, as well as other stores that did not qualify as comparable stores, contributed $99.0 million of the sales increase. As of January 29, 2000, The Children's Place operated 293 stores in 34 states primarily located in regional shopping malls. Our comparable store sales increased 15% and contributed $38.6 million to the net sales increase during fiscal 1999. Comparable store sales increased 14% during fiscal 1998. Our fiscal 1999 comparable store sales increase was experienced across all major merchandise departments.

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

      Our provision for income taxes during fiscal 1999 was $22.4 million, as compared to a provision for income taxes of $14.4 million during fiscal 1998. The increase in our provision for income taxes during fiscal 1999 is due to our increased profitability. Our effective tax rate for fiscal 1999 was 39.0% as compared to an effective tax rate of 41.0% for fiscal 1998. The decrease in our effective tax rate in fiscal 1999 is attributable to our Hong Kong subsidiary and other state tax savings. During fiscal 1999, we utilized the remaining $1.6 million of our NOLs. We paid for the remainder of our fiscal 1999 tax provision in cash. During fiscal 1998, the majority of our tax provision was not paid in cash due to utilization of our NOLs.

      Fiscal 1999 net income increased to $35.0 million from $20.7 million in fiscal 1998.

Liquidity and Capital Resources

Debt Service/Liquidity

      During fiscal 2000, our primary uses of cash were financing new store openings and providing for working capital, which primarily represented the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday merchandise lines. During fiscal 2000, we also utilized cash to equip and furnish our new West Coast distribution center. We were able to meet our cash needs principally by using cash flow from operations and borrowings under our working capital facility. As of February 3, 2001, we had no long-term debt obligations.

      We currently have a working capital facility that provides for borrowings up to $75 million (including a sublimit for letters of credit of $60 million). Foothill Capital Corporation acts as our agent bank for a syndicated group of lenders on this facility. This working capital facility also contains provisions to increase borrowings up to $100 million (including a sublimit for letters of credit of $80 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that can be borrowed under our working capital facility depends upon our levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR Rate plus a pre-determined spread. The LIBOR spread is 1.25% to 2.50%, depending upon our financial performance from time to time. Borrowings under the facility mature in July 2003 and provide for one year automatic renewal options. The working capital facility contains certain financial covenants including among others, the maintenance of minimum levels of earnings and current ratios and imposes certain limitations on our annual capital expenditures, as well as the prohibition on the payment of dividends. Credit extended under the working capital facility is secured by a first priority interest in our present and future assets, as well as the assets of our subsidiaries. We were in compliance with all of the financial covenants under our working capital facility as of February 3, 2001.

      As of February 3, 2001 and January 29, 2000, there were $3.3 million and $6.5 million in borrowings under our working capital facility, respectively. In addition, as of February 3, 2001 and January 29, 2000, we had outstanding $13.8 million and $16.0 million, respectively, in letters of credit under our working capital facility. Availability under the working capital facility as of February 3, 2001 and January 29, 2000 was $47.5 million and $21.4 million, respectively. The interest rates charged under the working capital facility were 8.50% per annum as of February 3, 2001 and January 29, 2000.

Cash Flows/Capital Expenditures

      Cash flows provided by operating activities were $59.7 million, $34.7 million and $35.0 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. In fiscal 2000, cash flows from operating activities increased as a result of an increase in operating earnings and increases in current liabilities, partially offset by increased inventory to support our new store growth. In fiscal 1999, cash flows from operating activities decreased as a result of cash payment of our tax liabilities, increased inventory to support our new store growth and earlier receipt of spring 2000 merchandise due to Year 2000 concerns, partially offset by increased operational earnings and increases in our current liabilities.

      Cash flows used in investing activities were $53.1 million, $58.2 million and $19.8 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Cash flows used in investing activities relate primarily to store openings and remodelings. In fiscal 2000, fiscal 1999 and fiscal 1998, we opened 108, 84 and 54 stores while remodeling 14, 11 and 3 stores, respectively. During fiscal 2000, cash flows used in investing activities represented capital expenditures of approximately $44 million for store openings and remodelings and approximately $5 million to equip and furnish our new West Coast distribution center. The remainder of fiscal 2000 capital expenditures were used for other capital projects. During fiscal 1999, cash flows used in investing activities represented capital expenditures of approximately $36 million for store openings, remodelings and re-fixturings and approximately $13 million to renovate and furnish our Secaucus distribution center and corporate headquarters facility. The remainder of fiscal 1999 capital expenditures were used on our new warehouse management system, our new point-of-sale ("POS") system and other capital projects.

      Cash flows used by financing activities were $0.7 million in fiscal 2000. During fiscal 1999 and fiscal 1998, cash flows provided by financing activities were $9.3 million and $0.4 million, respectively. In fiscal 2000, cash flows used in financing activities reflected the net repayment of borrowings under our working capital facility offset partially by funds received from the exercise of employee stock options and employee stock purchases. In fiscal 1999, cash flows provided by financing activities reflected net borrowings under our working capital facility and funds received from the exercise of employee stock options and employee stock purchases.

      In a typical new store, capital expenditures (net of landlord contribution), initial inventory (net of merchandise payables) and pre-opening costs approximate $0.4 million. We anticipate that total capital expenditures will approximate $60 million in fiscal 2001. These expenditures will relate primarily to the opening of approximately 120 stores, store remodelings, the completion of our new West Coast distribution center and auxillary Secaucus facility, hardware and software to support our MIS initiatives, ongoing store maintenance programs and ongoing administrative office and warehouse equipment needs. We plan to fund these capital expenditures primarily with cash flow from operations.

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

      Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. As is the case with many retailers of apparel and related merchandise, we typically experience lower net sales and net income during the first two fiscal quarters, and net sales and net income are lower during the second fiscal quarter than during the first fiscal quarter. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales and our fourth quarter results are heavily dependent upon sales during the holiday season. We have experienced second quarter losses in the past and expect to experience a second quarter loss in fiscal 2001. Because of these fluctuations in net sales and net income (loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

                                                          Fiscal 2000
                                       ----------------------------------------------------
                                         First        Second         Third         Fourth
                                        Quarter       Quarter       Quarter        Quarter
                                        -------       -------       -------        -------
                                               (in thousands, except for store data)
Net sales .........................     $130,181      $107,764      $165,885      $183,555
Operating income ..................       15,528         2,938        28,054        24,794
Comparable store sales increase ...            5%            7%            5%            1%
Stores open at end of period ......          335           371           392           400

                                                          Fiscal 1999
                                       ----------------------------------------------------
                                         First        Second         Third         Fourth
                                        Quarter       Quarter       Quarter        Quarter
                                        -------       -------       -------        -------
                                               (in thousands, except for store data)
Net sales .........................     $ 92,621      $ 73,920      $119,442      $135,513
Operating income ..................       12,232         2,284        21,713        21,608
Comparable store sales increase ...           32%           19%           15%            5%
Stores open at end of period ......          239           261           282           293

ITEM 7A. -QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table lists certain information about the current executive officers and directors of The Children's Place:

NAME                     AGE                      POSITION
----                     ---                      --------
Ezra Dabah...........    47    Chairman of the Board of Directors and Chief
                                 Executive Officer
Mario A. Ciampi......    40    Senior Vice President, Store Development and
                                 Logistics
Seth L. Udasin.......    44    Vice President, Finance, Chief Financial Officer
                                 and Treasurer
Steven Balasiano.....    38    Vice President, General Counsel and Corporate
                                 Secretary
Jodi Barone..........    44    Vice President, Marketing
Edward DeMartino.....    49    Vice President, Management Information Systems
Nina L. Miner........    51    Vice President, Design and Trend Development
Mark L. Rose.........    35    Vice President, Manufacturing
Susan F. Schiller....    40    Vice President, Store Operations
Diane M. Timbanard...    55    Vice President, General Merchandise Manager
Stanley Silverstein..    76    Director
John F. Megrue.......    42    Director
David J. Oddi........    31    Director
Sally Frame Kasaks...    56    Director

      Ezra Dabah has been Chairman of the Board and a Director since 1989 and Chief Executive Officer since 1991. Mr. Dabah has more than 25 years of apparel merchandising and buying experience. From 1972 to 1993, Mr. Dabah was a director and an executive officer of The Gitano Group, Inc. and its affiliates (collectively, "Gitano"), a company of which Mr. Dabah and certain members of his family were principal stockholders and which became a public company in 1988. From 1973 until 1983, Mr. Dabah was in charge of product design, merchandising and procurement for Gitano. In 1983, Mr. Dabah founded and became President of a children's apparel importing and manufacturing division for Gitano which later became an incorporated subsidiary, Eva Joia Incorporated, ("E.J. Gitano"). Mr. Dabah is Stanley Silverstein's son-in-law and Nina Miner's brother-in-law.

      Mario A. Ciampi has been Senior Vice President, Store Development and Logistics since July 2000 and prior to that served as Vice President, Store Development since joining The Children's Place in June 1996. Prior to joining The Children's Place, Mr. Ciampi was a principal of a private consulting firm, specializing in retail and real estate restructuring, from 1991 to 1996, in which capacity he was retained as an outside consultant on the Company's real estate activities since 1991. Since February 2001, Mr. Ciampi also sits on the Board of Directors for the Rag Shops, Inc.

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

      Nina L. Miner has been Vice President, Design and Trend Development since January 2001, prior to which time she was Vice President, Trend Development since August 1998. Prior to August 1998, Ms. Miner was Vice President, Design and Product Development since joining The Children's Place in 1990. Before joining The Children's Place, Ms. Miner held various management positions at E.J. Gitano. Ms. Miner is Stanley Silverstein's daughter and Ezra Dabah's sister-in-law.

      Mark L. Rose has been Vice President, Manufacturing since 1992. Mr. Rose joined The Children's Place in 1990 and was promoted to Senior Product Buyer that year. Prior to joining The Children's Place, Mr. Rose held various positions at Macy's.

      Susan F. Schiller has been Vice President, Store Operations since 1994. Ms. Schiller began her career with The Children's Place as an Assistant Store Manager in 1985 and subsequently served in various positions, including Director of Store Communications from 1991 to 1993 and Director of Store Operations from 1993 to 1994.

      Diane M. Timbanard has been Vice President, General Merchandise Manager since January 2001, prior to which time she was Vice President, Design and Product Development since August 1998. Prior to August 1998, Ms. Timbanard served as Vice President, Merchandising Manager since joining The Children's Place in 1991. Prior to joining The Children's Place, Ms. Timbanard held various merchandising and management positions, including Vice President of Merchandising for Macy's.

      Stanley Silverstein has been a Director of the Company since July 1996. Mr. Silverstein also serves as Chairman of the Board of Directors of Nina Footwear, a company he founded with his brother in 1952. Mr. Silverstein is the father of Nina Miner, Vice President, Design and Trend Development, and Ezra Dabah's father-in-law.

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

      Sally Frame Kasaks has been a Director of The Children's Place since May 2000. Since 1997, Ms. Kasaks has served as a business consultant to a number of retailers through ISTA Incorporated. Previously, she held the following executive positions at major specialty retailers: Chairman and Chief Executive Officer of Ann Taylor Stores, Inc., from February 1992 to August 1996; President and Chief Executive Officer of Abercrombie and Fitch, a division of The Limited, Inc., from February 1989 to February 1992; and Chairman and Chief Executive Officer of The Talbots, Inc., a division of General Mills Co., from November 1985 to September 1988. Ms. Kasaks also sits on the Board of Directors of the following retailers: Pacific Sunwear of California, Inc.; The White House, Inc.; Tuesday Morning, Inc.; and Cortefeil, S.A.

      Our Board of Directors is comprised of three classes, each of which serves for three years, with one class being elected each year. The terms of Mr. Oddi and Mr. Silverstein will expire at the 2001 Annual Meeting of Stockholders. The terms of Mr. Dabah and Mr. Megrue will expire at the 2002 Annual Meeting of Stockholders. The term of Ms. Frame Kasaks will expire at the 2003 Annual Meeting of Stockholders.

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

      Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with through April 1, 2001.

ITEM 11. - EXECUTIVE COMPENSATION

      Summary of Executive Compensation

      The following table summarizes the compensation for fiscal 2000, fiscal 1999 and fiscal 1998 for the Company's Chief Executive Officer and each of its most highly compensated executive officers:

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Annual                    Long-Term                 All Other
                                                                Compensation (1)            Compensation              Compensation
                                                            -----------------------     ---------------------        ---------------
Name and Principal Position                       Fiscal     Salary        Bonus        Securities Underlying
                                                   Year        ($)           ($)              Options (#)                  ($)
------------------------------------------------------------------------------------------------------------------------------------
Ezra Dabah ...................................    2000      $645,371      $312,500                   0                $ 24,250(2)
  Chairman of the Board and Chief ............    1999       556,721       287,500                   0                  24,000(2)
    Executive Officer ........................    1998       538,850       551,500                   0                  24,000(2)
----------------------------------------------------------------------------------------------------------------------------------
Clark Hinkley(3) .............................    2000       446,346       136,500                   0                 469,250(5)
  Executive Vice President, Merchandising ....    1999       418,833       129,000              25,000(4)                4,000(6)
                                                  1998       406,233       240,000             200,000(4)                    0
----------------------------------------------------------------------------------------------------------------------------------
Diane M. Timbanard(7) ........................    2000       300,765        73,750              10,000(8)                4,250(6)
  Vice President, General Merchandise ........    1999       270,379        70,000              12,000(9)                4,000(6)
    Manager ..................................    1998       253,075       131,250              25,000(10)               4,000(6)
----------------------------------------------------------------------------------------------------------------------------------
Michael J. Zahn(11) ..........................    2000       273,077        68,750              12,000(12)             100,000(13)
  Vice President, General Merchandise ........    1999       263,141        41,667              15,000(12)                   0
    Manager ..................................    1998        84,615        41,667              50,000(12)                   0
----------------------------------------------------------------------------------------------------------------------------------
Mario A. Ciampi(14) ..........................    2000       272,783        90,000              40,000(15)               4,250(6)
  Senior Vice President, Store Development ...    1999       203,463       105,000              20,000(9)                4,000(6)
    Logistics ................................    1998       183,077        96,250              15,000(16)               4,000(6)
----------------------------------------------------------------------------------------------------------------------------------
Nina L. Miner(17) ............................    2000       252,761        62,816              12,000(8)                3,662(6)
  Vice President, Design and Trend ...........    1999       219,029       117,832              12,000(9)                4,000(6)
Development ..................................    1998       210,751       112,476              10,000(16)               3,929(6)
----------------------------------------------------------------------------------------------------------------------------------
Mark L. Rose .................................    2000       242,011        58,250              22,000(18)               4,250(6)
  Vice President, Manufacturing ..............    1999       208,111        53,750              12,000(9)                4,000(6)
                                                  1998       195,768       101,250              10,000(16)               4,000(6)
----------------------------------------------------------------------------------------------------------------------------------

(1) For fiscal 2000 and fiscal 1999, bonuses were earned and paid in the respective fiscal year. Fiscal 1998 includes bonuses earned in such fiscal year, portions of which were paid in the following fiscal year. Other annual compensation did not exceed $50,000 or 10% of the total salary and bonus for any of the named executive officers.

(2) Reflects the value of (i) insurance premiums of $20,000 paid by the Company with respect to life insurance for the benefit of Mr. Dabah, and
      (ii) Company matching contributions of $4,250, $4,000 and $4,000, respectively in fiscal 2000, fiscal 1999 and fiscal 1998 under The Children's Place 401(k) Savings and Investment Plan.

(3) Mr. Hinkley resigned from The Company effective January 4, 2001. On January 4, 2001, the Company and Mr. Hinkley entered into a severance agreement and release memorializing Mr. Hinkley's resignation from the Company. In accordance with the agreement, Mr. Hinkley is entitled to receive (i) $465,000 less legally required payroll deductions and deductions for health insurance in twelve monthly installments; and (ii) health insurance coverage until December 31, 2001. Mr. Hinkley waived any claim to unvested options and any other compensation or bonus. The agreement also provided, among other things, that Mr. Hinkley would not engage or be engaged in a competing business for a period of two years following termination of employment.

(4) In accordance with Mr. Hinkley's severance agreement, Mr. Hinkley waived any claim to 20,000 options that were scheduled to vest from his 1999 grant and 80,000 options that were scheduled to vest from his 1998 grant.

(5) Reflects the value of (i) $465,000 accrued by the Company in accordance with Mr. Hinkley's severance agreement and release and (ii) Company matching contributions of $4,250 under The Children's Place 401(k) Savings and Investment Plan.

(6) Amounts shown consist of the Company's matching contributions under The Children's Place 401(k) Savings and Investment Plan.

(7) On or about April 15, 2000, the Company made a $400,000 loan to Ms. Timbanard. The loan bore interest at the prime rate quoted by Chase Manhattan Bank and was secured by Ms. Timbanard's principal residence. This loan and accrued interest was repaid by Ms. Timbanard in September, 2000.

(8) Each of the options granted becomes exercisable at the rate of 20% on or after September 18, 2001 and 20% on or after the first, second, third and fourth anniversaries of September 18, 2001.

(9) Each of the options granted becomes exercisable at the rate of 20% on or after September 18, 2000 and 20% on or after the first, second, third and fourth anniversaries of September 18, 2000.

(10) Ms. Timbanard's 1998 option grant became exercisable at the rate of 15,000 shares on or after November 1, 1998 with an additional 5,000 shares exercisable on or after June 28, 1999 and the remaining 5,000 shares exercisable on or after June 28, 2000.

(11) Mr. Zahn resigned from the Company effective January 4, 2001. On January 4, 2001, the Company and Mr. Zahn entered into a severance agreement and release memorializing Mr. Zahn's resignation from the Company. In accordance with the agreement, Mr. Zahn is entitled to receive (i) $100,000 less legally required payroll deductions and deductions for health insurance in four monthly installments and (ii) health insurance coverage until April 30, 2001. Mr. Zahn waived any claim to unvested options and any other compensation or bonus.

(12) In accordance with Mr. Zahn's severance agreement, Mr. Zahn forfeited any claim to the 12,000 options from his 2000 grant, 12,000 options that were scheduled to vest from his 1999 grant and 30,000 options that were scheduled to vest from his 1998 grant.

(13) Reflects the value of $100,000 accrued by the Company in accordance with Mr. Zahn's severance agreement and release.

(14) On or about April 15, 2000, the Company made a $250,000 loan to Mr. Ciampi. The loan bore interest at the prime rate quoted by Chase Manhattan Bank and was secured by Mr. Ciampi's principal residence. This loan and accrued interest was repaid by Mr. Ciampi in September, 2000.

(15) Of the options granted in fiscal 2000, (i) 25,000 options granted become exercisable at the rate of 20% on or after July 31, 2001 and 20% on or after the first, second, third and fourth anniversaries of July 31, 2001, and (ii) 15,000 options granted become exercisable at the rate of 20% on or after September 18, 2001 and 20% on or after the first, second, third and fourth anniversaries of September 18, 2001.

(16) Each of the options granted becomes exercisable at the rate of 20% on or after September 18, 1999 and 20% on or after the first, second, third and fourth anniversaries of September 18, 1999.

(17) On or about April 15, 2000, the Company made a $500,000 loan to Ms. Miner. This loan matures on April 15, 2002, bears interest at the prime rate quoted by Chase Manhattan Bank and is secured by Ms. Miner's principal residence. As of February 3, 2001, the principle balance and accrued interest remaining on this loan was approximately $503,000.

(18) Of the options granted in fiscal 2000, (i) 4,000 options granted become exercisable at the rate of 20% on or after September 18, 2000 and 20% on or after the first, second, third and fourth anniversaries of September 18, 2000, and (ii) 18,000 options granted become exercisable at the rate of 20% on or after September 18, 2001 and 20% on or after the first, second, third and fourth anniversaries of September 18, 2001.

Stock Options

      The following table sets forth certain information concerning options granted during fiscal 2000 to Diane Timbanard, Mario Ciampi, Nina Miner and Mark Rose. In conjunction with his severance agreement, Michael Zahn waived any claim to unvested options granted in fiscal 2000. No options were granted during fiscal 2000 to the other executive officers named in the Summary Compensation Table.

OPTIONS GRANTED IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Potential Realizable
                                                                                                               Value at Assumed
                                                                                                            Annual Rates of Stock
                              Number of                                                                     Price Appreciation for
                              Securities                                                                        Option Term (5)
                              Underlying            % of Total           Exercise            Expiration    -----------------------
Name                        Options Granted    Granted in Fiscal 2000    Price (4)              Date           5%            10%
------------------------------------------------------------------------------------------------------------------------------------
Diane M. Timbanard ......      10,000(1)               1.81%             $  19.03             11/07/10      $119,699      $303,229
Mario A. Ciampi .........      25,000(2)               4.53%                20.313             7/10/10       319,361       809,323
Mario A. Ciampi .........      15,000(1)               2.72%                19.03             11/07/10       179,549       454,982
Nina L. Miner ...........      12,000(1)               2.17%                19.03             11/07/10       143,639       363,986
Mark L. Rose ............       4,000(3)               0.72%                22.094             4/27/10        55,579       140,847
Mark L. Rose ............      18,000(1)               3.26%                19.03             11/07/10       215,458       545,979
------------------------------------------------------------------------------------------------------------------------------------

(1) This option grant becomes exercisable at the rate of 20% on or after September 18, 2001 and 20% on or after each of the first, second, third and fourth anniversaries of September 18, 2001.

(2) This option grant becomes exercisable at the rate of 20% on or after July 31, 2001 and 20% on or after each of the first, second, third and fourth anniversaries of July 31, 2001.

(3) This option becomes exercisable at the rate of 20% on or after September 18, 2000 and 20% on or after each of the first, second, third and fourth anniversaries of September 18, 2000.

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

      The following table sets forth certain information with respect to stock options exercised by the named executive officers during fiscal 2000, including the aggregate value of gains on the date of the exercise. In addition, the table sets forth the number of shares covered by stock options as of fiscal year end, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the year-end market price of the shares subject to such option at fiscal year end. None of the named executives hold stock appreciation rights (SARs).

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Value of Unexercised
                                   Shares                        Number of Securities                 In-the-Money Options
                                  Acquired                      Underlying Unexercised                   at 2/03/01 (1)
                                    on              Value         Options at 2/03/01             -----------------------------------
              Name                Exercise         Realized      Exercisable    Unexercisable    Exercisable      Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Ezra Dabah .....................         0         $      0         79,728         19,932         $  750,480         $187,620
------------------------------------------------------------------------------------------------------------------------------------
Clark Hinkley ..................    83,496          937,925         14,500              0            210,632                0
------------------------------------------------------------------------------------------------------------------------------------
Diane M. Timbanard .............    44,920          996,939          2,400         19,600             21,301          143,035
------------------------------------------------------------------------------------------------------------------------------------
Michael J. Zahn ................     8,000          122,750          7,000              0             26,626                0
------------------------------------------------------------------------------------------------------------------------------------
Mario A. Ciampi ................    39,888          528,614         15,000         70,000            179,945          530,898
------------------------------------------------------------------------------------------------------------------------------------
Nina L. Miner ..................         0                0         36,280         27,600            742,977          244,979
------------------------------------------------------------------------------------------------------------------------------------
Mark L. Rose ...................    10,000          224,793         86,600         36,800          1,841,327          288,378
------------------------------------------------------------------------------------------------------------------------------------

(1) The market value of the Company's stock at the close of business on February 2, 2001 was $24.813.

Employment Agreement - Ezra Dabah

      Mr. Dabah's employment agreement (the "Dabah Agreement") provides that he will serve as Chairman and Chief Executive Officer of the Company from June 27, 1996 for successive three year periods, subject to termination in accordance with the termination provisions of the Dabah Agreement. Mr. Dabah's current salary is $680,000, subject to annual review. Mr. Dabah is also entitled to receive a semi-annual bonus in an amount equal to the product of (x) 50% of his semi-annual base salary multiplied by (y) a pre-determined bonus percentage fixed by the Board of Directors for any stated six-month period of not less than 20% nor more than 200%, based on the Company's performance during such six-month period. The Dabah Agreement also provides for certain insurance and other benefits to be maintained and paid by the Company.

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

      Compensation of Chief Executive Officer

      The Compensation Committee reviews and approves the compensation of Ezra Dabah, the Company's Chief Executive Officer. Pursuant to Mr. Dabah's Employment Agreement and based on the Company's performance in the preceding fiscal year, Mr. Dabah's base salary for the fiscal year ended February 3, 2001 was $645,371, an increase of 15.9% from the prior year. In addition, Mr. Dabah is entitled to receive a bonus based on the Company's earnings. Mr. Dabah's performance bonus for the fiscal year ended February 3, 2001 was $312,500.

      Deductibility of Compensation

      Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to executive officers. The Compensation Committee believes that the Company will be able to continue to manage its executive compensation program to preserve federal income tax deductions.

                        Submitted by the Compensation Committee
                        Ezra Dabah        John F. Megrue      Sally Frame Kasaks

      Compensation Committee Interlocks and Insider Participation

      Members of the Compensation Committee for the fiscal year ended February 3, 2001 were Mr. Dabah, Mr. Megrue and Ms. Frame Kasaks. Mr. Dabah is the Chief Executive Officer and Chairman of the Board of Directors of the Company, and has entered into certain related transactions with the Company as disclosed below. Mr. Megrue is a general partner of SKM Partners, L.P., which serves as the general partner of SKM, which has entered into an advisory agreement with the Company, as disclosed below.

Performance Graph

      The following graph compares the cumulative stockholder return on the Company's common stock with the return on the Total Return Index for the Nasdaq Stock Market (US) and the Nasdaq Retail Trade Stocks. The graph assumes that $100 was invested on the date of the Company's initial public offering, September 18, 1997.

                               [GRAPHIC OMITTED]

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information at April 1, 2001, with respect to ownership of Common Stock by (i) each beneficial owner of five percent or more of the Company's Common Stock known to the Company, (ii) each director of the Company, (iii) each of the Company's five most highly compensated executive officers in fiscal 2000 who are serving as executive officers as of February 3, 2001 and (iv) all directors and executive officers as a group. For the purpose of computing the percentage of the shares of Common Stock owned by each person or group listed in this table, any shares not outstanding which are subject to options or warrants exercisable within 60 days after April 1, 2001 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                                        Shares
                                                     Beneficially    Percent
Name and Address of Beneficial Owner                    Owned        of Class
------------------------------------                 ------------    --------
The SK Equity Fund, L.P.(1)(2) ....................    6,704,053       25.6%
SK Investment Fund, L.P.(1)(2) ....................    6,704,053       25.6%
John F. Megrue(1)(2)(3) ...........................    6,721,053       25.7%
Allan W. Karp(1)(2)(4) ............................    6,707,653       25.6%
Thomas A. Saunders III(1)(2) ......................    6,704,053       25.6%
David J. Oddi(1)(5) ...............................        5,500          *
Ezra Dabah(6)(7) ..................................    7,432,358       28.3%
Stanley Silverstein(6)(8) .........................    5,053,880       19.3%
Sally Frame Kasaks(6)(9) ..........................            0          0%
Diane M. Timbanard(6)(10) .........................       62,160          *
Mario Ciampi(6)(11) ...............................      100,640          *
Nina Miner(6)(12) .................................      232,300          *
Mark Rose(6)(13) ..................................      104,600          *
All Directors and Executive Officers as a Group
(14 persons)(14) ..................................   15,839,409       59.6%

----------
*     Less than 1%

(1) The address of this person is Two Greenwich Plaza, Suite 100, Greenwich CT 06830.

(2) Includes (i) 6,608,268 shares owned by The SK Equity Fund, L.P. and (ii) 95,785 shares owned by SK Investment Fund, L.P. SKM Partners, L.P. is the general partner of each of the SK Funds. Messrs. Karp, Megrue and Saunders are partners of Saunders Karp & Megrue, L.L.C., which is the general partner of SKM Partners, L.P., and therefore may be deemed to have beneficial ownership of the shares shown as being owned by the SK Funds. Messrs. Karp, Megrue and Saunders disclaim beneficial ownership of such shares, except to the extent that any of them has a limited partnership interest in SK Investment Fund, L.P.

(3)   Includes 17,000 shares purchased by Mr. Megrue.

(4) Includes 2,000 shares purchased by Mr. Karp and 1,600 shares bought for the benefit of Mr. Karp's children and as to which Mr. Karp disclaims beneficial ownership.

(5) Includes 5,500 shares purchased by Mr. Oddi and does not include shares owned by The SK Equity Fund, L.P. or SK Investment Fund, L.P. Mr. Oddi is a partner of Saunders Karp & Megrue, L.L.C., which is the general partner of SKM Partners L.P., which serves as the general partner of the SKM Funds and SKM and has a limited partnership interest in SK Investment Fund, L.P.

(6) The address of this person is c/o The Children's Place Retail Stores, Inc., 915 Secaucus Road, Secaucus, New Jersey 07094.

(7) Includes (i) 4,359,880 shares held by trusts or custodial accounts for the benefit of Mr. Dabah's children and certain other family members, of which Mr. Dabah or his wife is a trustee or custodian and as to which Mr. Dabah or his wife, as the case may be, has voting control, and as to which shares Mr. Dabah disclaims beneficial ownership, (ii) 2,841,850 shares held by Mr. Dabah, (iii) 37,600 shares held by Mr. Dabah's wife, (iv) 112,500 shares held in trust for Mrs. Dabah, (v) 800 shares held by Mr. Dabah's daughter, and (vi) 79,728 shares subject to options exercisable within 60 days after April 1, 2001. Does not include (i) 551,000 shares beneficially owned by Stanley Silverstein, Mr. Dabah's father-in-law, (ii) 7,000 shares held in Mr. Silverstein's profit sharing account, (iii) 210,000 shares beneficially owned by Raine Silverstein, Mr. Dabah's mother-in-law (iv) 19,932 shares subject to options not yet vested held by Mr. Dabah, (v) 79,520 shares owned by Ms. Miner, Mr. Dabah's sister-in-law, (vi) 112,500 shares held in trust for Ms. Miner, (vii) 4,000 shares held by Ms. Miner's husband, and (viii) 36,280 shares issuable to Ms. Miner upon exercise of outstanding stock options exercisable within 60 days of April 1, 2001.

(8) Includes (i) 4,285,880 shares held by trusts for the benefit of Mr. Silverstein's children and grandchildren, of which Mr. Silverstein's wife is a trustee, and as to which Mrs. Silverstein has voting control, and as to which shares Mr. Silverstein disclaims beneficial ownership, (ii) 551,000 shares held by Mr. Silverstein, (iii) 7,000 shares held in Mr. Silverstein's profit sharing account and (iv) 210,000 shares held by Mr. Silverstein's wife. Does not include (i) 2,841,850 shares beneficially owned by Ezra Dabah, Mr. Silverstein's son-in-law, (ii) 37,600 shares beneficially owned by Mrs. Dabah, Mr. Silverstein's daughter, (iii) 112,500 shares held in trust for Mrs. Dabah, (iv) 800 shares owned by Mr. Silverstein's granddaughter (v) 79,728 shares issuable to Mr. Dabah upon exercise of outstanding stock options exercisable within 60 days of April 1, 2001, (vi) 79,520 shares owned by Ms. Miner, Mr. Silverstein's daughter, (vii) 112,500 shares held in trust for Ms. Miner, (viii) 4,000 shares held by Ms. Miner's husband, and (ix) 36,280 shares issuable to Ms. Miner upon exercise of outstanding stock options exercisable within 60 days of April 1, 2001.

(9)   Does not include 15,000 shares subject to options not yet vested.

(10) Includes (i) 59,760 shares held by Ms. Timbanard and (ii) 2,400 shares issuable upon exercise of outstanding stock options exercisable within 60 days of April 1, 2001. Does not include 19,600 shares subject to options not yet vested.

(11) Includes (i) 85,640 shares held by Mr. Ciampi and (ii) 15,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of April 1, 2001. Does not include 70,000 shares subject to options not yet vested.

(12) Includes (i) 79,520 shares held by Ms. Miner, (ii) 112,500 shares held in trust for Ms. Miner, (iii) 4,000 shares held by Ms. Miner's husband, as to which Ms. Miner disclaims beneficial ownership and (iv) 36,280 shares issuable upon exercise of outstanding stock options exercisable within 60 days of April 1, 2001. Does not include 27,600 shares subject to options not yet vested.

(13) Includes (i) 18,000 shares held by Mr. Rose, (ii) 86,600 shares issuable upon exercise of outstanding stock options exercisable within 60 days of April 1, 2001. Does not include 36,800 shares subject to options not yet vested.

(14) Reflects shares issuable upon exercise of stock options exercisable within 60 days of April 1, 2001.

      As of April 1, 2001, Ezra Dabah and certain members of his family beneficially own 8,428,658 shares of the Company's Common Stock, constituting approximately 32.0% of the outstanding Common Stock. The SK Funds own 6,704,053 shares or approximately 25.6% of the outstanding Common Stock. Pursuant to the Amended Stockholders Agreement described below, Ezra Dabah, the SK Funds and certain other stockholders, who own in the aggregate a majority of the outstanding Common Stock, have agreed to vote for the election of two nominees of the SK Funds and three nominees of Ezra Dabah to the Company's Board of Directors. As a result, the SK Funds and Ezra Dabah are able to control the election of the Company's directors. In addition, if the SK Funds and Mr. Dabah were to vote together, they would be able to determine the outcome of any matter submitted to a vote of the Company's stockholders for approval.

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

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      SKM Financial Advisory Services

      In 1996, the Company entered into a management agreement with SKM which provides for the payment of an annual fee of $150,000, payable quarterly in advance, in exchange for certain financial advisory services. This management agreement remains in effect until SKM or any of its affiliates' total ownership of the Company's Common Stock is less than 10% on a fully diluted basis. Pursuant to the management agreement, the Company incurred fees and expenses of approximately $150,000, $151,000 and $151,000 during fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

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

      Loans to Executive Officers

      In addition to the loans made to Ms. Timbanard, Mr. Ciampi and Ms. Miner, as described above, on or about April 15, 2000, the Company made loans to four other officers in amounts ranging from $200,000 to $300,000. The aggregate amount of these loans, including Ms. Timbanard, Mr. Ciampi and Ms. Miner totaled $2.2 million. The loans matured on April 15, 2001 and bore interest at the prime rate as quoted by Chase Manhattan Bank. The loans were secured by the principal residences of these executive officers. As of February 3, 2001, approximately $749,000 was outstanding on these loans, including accrued interest. In April 2001, the Company extended the term of one outstanding executive loan to April 15, 2002. As of April 30, 2001, this loan had a balance and accrued interest outstanding totaling approximately $513,000.

                                     PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

      The following documents are filed as part of this report:

      Report of Independent Public Accountants
      Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000 Consolidated Statements of Income for each of the three fiscal years ended February 3, 2001
      Consolidated Statements of Changes in Stockholders' Equity for the
         three fiscal years ended February 3, 2001
      Consolidated Statements of Cash Flows for the three fiscal years ended February 3, 2001
      Notes to Consolidated Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE FISCAL YEARS ENDED
             FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                                                                           Page:
                                                                           -----

Report of Independent Public Accountants ..................................   32

Consolidated Balance Sheets ...............................................   33

Consolidated Statements of Income .........................................   34

Consolidated Statements of Changes in Stockholders' Equity ................   35

Consolidated Statements of Cash Flows .....................................   36

Notes to Consolidated Financial Statements ................................   37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Children's Place Retail Stores, Inc.:

      We have audited the accompanying consolidated balance sheets of The Children's Place Retail Stores, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of February 3, 2001 and January 29, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Children's Place Retail Stores, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States.


                                               Arthur Andersen LLP

New York, New York
March 1, 2001

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                              February 3,  January 29,
                                                                2001         2000
                                                              ---------    ---------

                                     ASSETS
Current assets:
   Cash and cash equivalents ..............................   $   8,141    $   2,204
   Accounts receivable ....................................       9,118        5,112
   Inventories ............................................      68,105       56,021
   Prepaid expenses and other current assets ..............      11,054        8,527
   Deferred income taxes ..................................       2,555        1,720
                                                              ---------    ---------
   Total current assets ...................................      98,973       73,584

Property and equipment:
   Leasehold improvements .................................      78,589       61,235
   Store fixtures and equipment ...........................      73,763       50,804
   Construction in progress ...............................      13,445        3,009
                                                              ---------    ---------
                                                                165,797      115,048

   Less accumulated depreciation and amortization .........     (43,822)     (27,374)
                                                              ---------    ---------
     Property and equipment, net ..........................     121,975       87,674
Deferred income taxes .....................................       4,166        5,051
Other assets ..............................................       6,582        4,650
                                                              ---------    ---------
   Total assets ...........................................   $ 231,696    $ 170,959
                                                              =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
   Revolving credit facility ..............................   $   3,324    $   6,507
   Accounts payable .......................................      28,366       20,216
   Taxes payable ..........................................       2,656        3,495
   Accrued expenses, interest and other current liabilities      23,683       16,026
                                                              ---------    ---------
     Total current liabilities ............................      58,029       46,244
Other long-term liabilities ...............................       7,000        4,649
                                                              ---------    ---------
   Total liabilities ......................................      65,029       50,893
                                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value .............................       2,610        2,570
Preferred stock, $1.00 par value ..........................           0            0
Additional paid-in capital ................................      92,252       88,376
    Cumulative translation adjustments ....................         (12)          (7)
    Accumulated earnings ..................................      71,817       29,127
                                                              ---------    ---------
   Total stockholders' equity .............................     166,667      120,066
                                                              ---------    ---------
   Total liabilities and stockholders' equity .............   $ 231,696    $ 170,959
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

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                 Fiscal Year Ended
                                                       -------------------------------------
                                                       February 3,   January 29,   January 30,
                                                          2001          2000          1999
                                                        --------      --------      --------
Net sales ........................................      $587,385      $421,496      $283,853
Cost of sales ....................................       339,042       241,188       166,449
                                                        --------      --------      --------

Gross profit .....................................       248,343       180,308       117,404
Selling, general and administrative expenses .....       150,693       105,137        70,313
Pre-opening costs ................................         5,456         3,485         3,030
Depreciation and amortization ....................        20,880        13,849         8,607
                                                        --------      --------      --------

Operating income .................................        71,314        57,837        35,454
Interest expense, net ............................           997           346           324
Other expense, net ...............................           166            54           110
                                                        --------      --------      --------

Income before income taxes .......................        70,151        57,437        35,020
Provision for income taxes .......................        27,461        22,388        14,358
                                                        --------      --------      --------

Net income .......................................      $ 42,690      $ 35,049      $ 20,662
                                                        ========      ========      ========

Basic net income per common share ................      $   1.65      $   1.38      $   0.83
                                                        ========      ========      ========

Basic weighted average common shares outstanding .        25,847        25,382        24,788

Diluted net income per common share ..............      $   1.60      $   1.32      $   0.80
                                                        ========      ========      ========

Diluted weighted average common shares outstanding        26,668        26,648        25,909

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE FISCAL YEARS ENDED, JANUARY 30, 1999,
                     JANUARY 29, 2000 AND FEBRUARY 3, 2001
                                 (In thousands)

                                                    Common Stock     Additional  Accumulated  Cumulative      Total        Compre-
                                                  -----------------    Paid-In    (Deficit)   Translation  Stockholders'   hensive
                                                  Shares    Amount     Capital    Earnings    Adjustment      Equity       Income
                                                  ------    -------    -------    --------     ---------     ---------     --------
BALANCE, January 31, 1998 ....................    24,622    $ 2,462    $82,589    $(26,584)    $      --     $  58,467
Exercise of stock options and
   employee stock purchases ..................       351         35      1,443          --            --         1,478
Net income ...................................        --         --         --      20,662            --        20,662     $ 20,662
                                                                                                                           --------
Comprehensive income .........................        --         --         --          --            --            --     $ 20,662
                                                  ------    -------    -------    --------     ---------     ---------     --------

BALANCE, January 30, 1999 ....................    24,973      2,497     84,032      (5,922)           --        80,607
Exercise of stock options and
   employee stock purchases ..................       725         73      2,834          --            --         2,907
Tax benefit of stock option
   exercises .................................        --         --      1,510          --            --         1,510
Change in cumulative
   translation adjustment ....................        --         --         --          --            (7)           (7)    $     (7)
Net income ...................................        --         --         --      35,049            --        35,049       35,049
                                                                                                                           --------
Comprehensive income .........................        --         --         --          --            --            --     $ 35,042
                                                  ------    -------    -------    --------     ---------     ---------     ========

BALANCE, January 29, 2000.....................    25,698      2,570     88,376     29,127             (7)      120,066
Exercise of stock options and
   employee stock purchases ..................       397         40      2,585          --            --         2,625
Tax benefit of stock option
   exercises .................................        --         --      1,291          --            --         1,291
Change in cumulative
   translation adjustment ....................        --         --         --          --            (5)           (5)    $     (5)
Net income ...................................        --         --         --      42,690            --        42,690       42,690
                                                                                                                           --------
Comprehensive income .........................        --         --         --          --            --            --     $ 42,685
                                                  ------    -------    -------    --------     ---------     ---------     ========

BALANCE, February 3, 2001 ....................    26,095    $ 2,610    $92,252    $ 71,817     $     (12)    $ 166,667
                                                  ======    =======    =======    ========     =========     =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                             Fiscal Year Ended
                                                                  ---------------------------------------
                                                                  February 3,   January 29,    January 30,
                                                                     2001          2000           1999
                                                                  ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................     $  42,690      $  35,049      $  20,662
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization ............................        20,880         13,849          8,607
   Deferred financing fee amortization ......................            57             35             25
   Loss on disposals of property and equipment ..............         1,124            346            803
   Deferred taxes ...........................................         1,886          2,726         11,959
Changes in operating assets and liabilities:
      Accounts receivable ...................................        (4,006)        (2,370)          (838)
      Inventories ...........................................       (12,084)       (20,682)       (15,005)
      Prepaid expenses and other current assets .............        (2,527)        (2,905)        (1,010)
      Other assets ..........................................        (2,667)        (4,194)          (519)
   Accounts payable .........................................         8,150          6,871          3,874
   Accrued expenses, interest and other .....................         6,239          5,948          6,401
                                                                  ---------      ---------      ---------
         Total adjustments ..................................        17,052           (376)        14,297
                                                                  ---------      ---------      ---------

Net cash provided by operating activities ...................        59,742         34,673         34,959
                                                                  ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment purchases .........................       (53,120)       (58,181)       (19,841)
                                                                  ---------      ---------      ---------
   Net cash used in investing activities ....................       (53,120)       (58,181)       (19,841)
                                                                  ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility ..................       613,623        305,845        143,155
Repayments under revolving credit facility ..................      (616,806)      (299,338)      (144,244)
Payment of obligations under capital leases .................             0             (2)           (24)
Exercise of stock options and employee stock purchases ......         2,625          2,907          1,478
Deferred financing costs ....................................          (122)           (63)             0
                                                                  ---------      ---------      ---------
Net cash (used by) provided by financing activities .........          (680)         9,349            365
                                                                  ---------      ---------      ---------

Effect of exchange rate change on cash ......................            (5)            (7)            (0)
                                                                  ---------      ---------      ---------
   Net increase (decrease) in cash and cash equivalents               5,937        (14,166)        15,483
Cash and cash equivalents, beginning of period ..............         2,204         16,370            887
                                                                  ---------      ---------      ---------

Cash and cash equivalents, end of period ....................     $   8,141      $   2,204      $  16,370
                                                                  =========      =========      =========

OTHER CASH FLOW INFORMATION:
Cash paid during the year for interest ......................     $   1,983      $     676      $     439
Cash paid during the year for income taxes ..................        25,907         17,065          2,085

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Children's Place Retail Stores, Inc., ("the Company,") is a specialty retailer of apparel and accessories for children from newborn to twelve years of age. The Company designs, sources and markets its products under "The Children's Place" brand name for sale exclusively in its stores. As of February 3, 2001, the Company operated 400 stores in 43 states, located primarily in regional shopping malls. The Company also has an office in Hong Kong which enables the Company to capitalize on new sourcing opportunities, respond to changing merchandise trends and ensure product quality assurance.

Fiscal Year

      The Company's fiscal year is a 52-week or 53-week period ending on the Saturday nearest to January 31. The results for fiscal 2000, fiscal 1999 and fiscal 1998 represent the 53-week period ended February 3, 2001, the 52-week period ended January 29, 2000 and the 52-week period ended January 30, 1999, respectively.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses reported during the period. Actual results could differ from the estimates made by and assumptions used by management.

Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

      The Company recognizes revenue when its customers take possession of the merchandise. An appropriate reserve for estimated sales returns is recorded and is reflected in accrued expenses in the accompanying consolidated balance sheets. The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability.

      During the fourth quarter of fiscal 2000, the Company applied the provisions of the Emerging Issues Task Force 00-10, "Shipping and Handling Fees and Costs," ("EITF 00-10"), which requires that all amounts billed to customers for shipping and handling, be classified as revenue and the costs incurred for such shipping and handling, be classified as costs of goods sold. Prior to the application of EITF 00-10, the Company recorded the amounts billed to its e-commerce customers for shipping and handling netted against its cost of goods sold. The impact of this reclassification increased net sales by approximately $428,000 in fiscal 2000, $0 in fiscal 1999 and $0 in fiscal 1998.

Cost of Sales

      In addition to the cost of inventory sold, the Company includes its buying, distribution and occupancy expenses in its cost of sales.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      During fiscal 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). In accordance with SOP 98-1, internal use software and other related costs are capitalized. External direct costs of materials, consulting services and payroll costs of employees working solely on the application development stage of the project are also capitalized in accordance with SOP 98-1. These capitalized costs are amortized up to seven years commencing with when the system is placed in service. Training and travel costs related to systems implementations are expensed as incurred. The Company capitalized approximately $788,000 and $798,000 in software costs in fiscal 2000 and fiscal 1999, respectively.

Deferred Financing Costs

      The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are amortized over the term of the indebtedness. As of February 3, 2001, unamortized deferred financing costs represent the cost of acquiring the Company's working capital facility and were approximately $259,000, net of accumulated amortization of $130,000.

Accounting for Impairment of Long-Lived Assets

      The Company continually evaluates the carrying value and the economic useful lives of its long-lived assets based on the Company's operating performance and the expected undiscounted future net cash flows and adjusts the carrying value of assets which may not be recoverable. The Company does not believe that any impairment exists as of February 3, 2001 in the recoverability of its long-lived assets.

Pre-opening Costs

      Store pre-opening costs, which consist primarily of payroll, supply and marketing expenses, are expensed as incurred.

Advertising Costs

      The Company expenses the cost of advertising when the advertising is first run or displayed. Included in selling, general and administrative expenses for fiscal 2000, fiscal 1999 and fiscal 1998 are advertising costs of approximately $12,943,000, $9,218,000 and $3,526,000, respectively.

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

Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments," ("SFAS 107") requires entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheets, for which it is practicable to estimate fair value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices for the same or similar financial instruments.

      As cash and cash equivalents, accounts receivable and payable, and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock Based Compensation

      The Company accounts for its 1996 Stock Option Plan (the "1996 Plan"), its 1997 Stock Option Plan (the "1997 Plan") and its Employee Stock Purchase Plan (the "ESPP") under the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Refer to Note 8. - Stock Option and Purchase Plans for pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

      In accordance with SFAS 128, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

                                                     For the Fiscal Year Ended
                                           -------------------------------------------
                                           February 3,     January 29,     January 30,
                                              2001            2000            1999
                                           -----------     -----------     -----------
Net income (in thousands) ............     $    42,690     $    35,049     $    20,662
                                           ===========     ===========     ===========

Basic weighted average common shares .      25,846,517      25,381,694      24,787,698
Dilutive effect of stock options .....         821,828       1,266,416       1,120,901
                                           -----------     -----------     -----------

Diluted weighted average common shares      26,668,345      26,648,110      25,908,599
                                           ===========     ===========     ===========

Antidilutive options .................         356,740         112,075         223,807

      Antidilutive options consist of the weighted average of stock options for the respective periods ended February 3, 2001, January 29, 2000 and January 30, 1999 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

Derivative Instruments

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value should be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company must formally document, designate and assess the effectiveness of transactions that qualify as hedging.

      SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (February 4, 2001 for the Company) and cannot be applied retroactively. The Company does not feel that the adoption of SFAS No. 133, as amended, will have a material effect on the Company's consolidated financial statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

      The Company has determined that the local currency of its Hong Kong subsidiary is the functional currency. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity. The effect of exchange rate changes on cash is insignificant.

2. SHORT-TERM BORROWINGS

The Foothill Credit Facility

      The Company has a working capital facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill Capital"). During fiscal 2000, the Foothill Credit Facility was amended and restated to provide for up to $75 million in borrowings which included a sublimit of up to $60 million in letters of credit. Foothill Capital acts as our agent bank for a syndicated group of lenders on this facility. This working capital facility also contains provisions to increase borrowings up to $100 million (including a sublimit for letters of credit of $80 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that can be borrowed under the working capital facility depends on the Company's levels of inventory and accounts receivable. As of January 29, 2000, the Foothill Credit Facility provided for up to $50 million in borrowings which included a sublimit of up to $40 million in letters of credit.

      The Foothill Credit Facility expires in July 2003 and provides for one year automatic renewal options. The Company had $3.3 million and $ 6.5 million outstanding under the Foothill Credit Facility as of February 3, 2001 and January 29, 2000, respectively. Letters of credit outstanding as of February 3, 2001 and January 29, 2000 were $13.8 million and $16.0 million, respectively. Availability as of February 3, 2001 and January 29, 2000 was $47.5 million and $21.4 million, respectively.

      The Foothill Credit Facility also contains certain financial covenants, including, among others, the maintenance of minimum levels of earnings and current ratios and imposes certain limitations on the Company's annual capital expenditures, as defined in the Foothill Credit Facility, as well as a prohibition on the payment of dividends. As of February 3, 2001, the Company was in compliance with all of its covenants under the Foothill Credit Facility. Noncompliance with these covenants could result in additional fees or could affect the availability of the facility.

      Amounts outstanding under the Foothill Credit Facility bear interest at a floating rate equal to the prime rate or, at the Company's option, a LIBOR Rate plus a pre-determined spread. The LIBOR spread is 1.25% to 2.50% depending on the Company's financial performance from time to time. The interest rate charged under the Foothill Credit Facility was 8.50% as of February 3, 2001 and January 29, 2000. In addition, the Company was also required to pay an anniversary fee of $93,750, $37,500 and $75,000 during fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

      Borrowing activity under the Foothill Credit Facility was as follows (dollars in thousands):

                                                      For the Fiscal Year Ended
                                                      -------------------------
                                                      February 3,    January 29,
                                                         2001          2000
                                                        -------       -------

Weighted average balances outstanding ..........        $16,574       $ 8,720
Weighted average interest rate .................           8.47%         7.73%
Maximum balance outstanding ....................        $32,345       $24,185

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACCRUED EXPENSES, INTEREST AND OTHER CURRENT LIABILITIES

      Accrued expenses, interest and other current liabilities is comprised of the following (dollars in thousands):

                                                     February 3,    January 29,
                                                       2001           2000
                                                      -------        -------

Accrued salaries and benefits ....................    $ 5,628        $ 3,710
Accrued real estate expenses .....................      2,690          2,588
Customer liabilities .............................      3,290          2,189
Taxes payable ....................................      2,030          1,004
Severance ........................................        954              0
Asset accruals ...................................      3,710          1,331
Other accrued expenses ...........................      5,381          5,204
                                                      -------        -------

   Accrued expenses, interest and other
      current liabilities ........................    $23,683        $16,026
                                                      =======        =======

4. COMMITMENTS AND CONTINGENCIES

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

      Rent expense is as follows (dollars in thousands):

                                                For the Fiscal Year Ended
                                          -------------------------------------
                                          February 3,  January 29,  January 30,
                                             2001         2000         1999
                                          -----------  -----------  -----------
Store and distribution facilities rent:
   Minimum rentals ....................    $47,314      $32,633      $23,022
   Additional rent based upon sales ...        848          646          351
                                           -------      -------      -------

   Total rent expense .................    $48,162      $33,279      $23,373
                                           =======      =======      =======

      Future minimum annual lease payments under the Company's operating leases at February 3, 2001, are as follows (dollars in thousands):

                                                                       Operating
                                                                         Leases
                                                                       ---------
Fiscal year
2001 ..............................................................     $ 60,774
2002 ..............................................................       64,210
2003 ..............................................................       63,120
2004 ..............................................................       62,716
2005 ..............................................................       62,249
Thereafter ........................................................      235,232
                                                                        --------
Total minimum lease payments ......................................     $548,301
                                                                        ========

5. LITIGATION

      The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings, will not have a material adverse effect on the Company's financial position or results of operations.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

      Components of the Company's provision for income taxes consisted of the following (dollars in thousands):

                                                              Fiscal Year Ended
                                                    -------------------------------------
                                                    February 3,  January 29,  January 30,
                                                       2001         2000         1999
                                                    -----------  -----------  -----------
Current -
   Federal .......................................   $ 21,477    $ 14,900      $    799
   Foreign .......................................        694         533             0
   State .........................................      4,278       3,500         1,600
Deferred -
   Federal .......................................        311       2,574        10,209
   State .........................................        701         881         1,750
                                                     --------    --------      --------
   Provision for income taxes ....................   $ 27,461    $ 22,388      $ 14,358
                                                     ========    ========      ========

      A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rate follows (dollars in thousands):

                                                             Fiscal Year Ended
                                                    -------------------------------------
                                                    February 3,  January 29,  January 30,
                                                       2001         2000         1999
                                                    -----------  -----------  -----------
Calculated income tax provision ..................   $ 24,553    $ 20,103      $ 12,257
State income taxes, net of federal benefit .......      3,236       2,848         2,101
Foreign tax ......................................       (733)       (563)            0
Nondeductible expenses ...........................         16           0          (160)
Other ............................................        389           0           160
                                                     --------    --------      --------
Tax provision as shown on the statements of income   $ 27,461    $ 22,388      $ 14,358
                                                     ========    ========      ========

      Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes as measured by tax laws. As of February 3, 2001, there are accumulated unremitted earnings from the Company's Hong Kong subsidiary on which deferred taxes have not been provided as the undistributed earnings of the foreign subsidiary are indefinitely reinvested.

      Temporary differences which give rise to deferred tax assets and liabilities are as follows (dollars in thousands):

                                                      February 3,    January 29,
                                                         2001            2000
                                                      -----------    -----------
Current -
   Uniform inventory capitalization ..............     $ 2,002         $1,254
   Inventory .....................................         732            411
   Expenses not currently deductible .............        (179)            55
                                                       -------         ------
      Total current ..............................       2,555          1,720
                                                       -------         ------

Noncurrent -
   Depreciation ..................................       1,682          3,392
   Deferred rent .................................       2,484          1,659
                                                       -------         ------
      Total noncurrent ...........................       4,166          5,051
                                                       -------         ------
      Total deferred tax asset ...................     $ 6,721         $6,771
                                                       =======         ======

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY

      The Company's stockholders' equity is comprised of the following:

                                                      February 3,    January 29,
                                                         2001            2000
                                                      -----------    -----------
Common stock:
   Authorized number of shares, $0.10 par value ....   100,000,000   100,000,000
   Issued and outstanding number of shares .........    26,095,296    25,698,120
Preferred stock:
   Authorized number of shares, $1.00 par value ....     1,000,000     1,000,000
   Issued and outstanding number of shares .........             0             0

8. STOCK OPTION AND PURCHASE PLANS

Stock Option Plans

      The Company accounts for its stock option plans in accordance with the provisions of SFAS 123. Accordingly, no compensation expense has been recognized for stock-based compensation, since the options granted were at prices that equaled or exceeded their estimated fair market value at the date of grant. If compensation expense for the Company's stock options issued in fiscal 2000, fiscal 1999 and fiscal 1998 had been determined based on the fair value method of accounting, the Company's net income would have been reduced to the pro forma amounts indicated below for the three fiscal years in the period ended February 3, 2001:

                                                            Fiscal Year Ended
                                              ---------------------------------------------
                                              February 3,      January 29,       January 30,
                                                  2001            2000             1999
                                              -----------      -----------      -----------
Net income -
   As reported .........................      $42,690,000      $35,049,000      $20,662,000
   Pro forma ...........................      $39,644,000      $33,111,000      $19,042,000
Pro forma diluted net income per share -
   As reported .........................      $      1.60      $      1.32      $      0.80
   Pro forma ...........................      $      1.49      $      1.24      $      0.73

      The fair value of issued stock options were estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

                                                 February 3,        January 29,          January 30,
                                                    2001               2000                1999
                                              ----------------   ----------------    ---------------
Dividend yield..............................                 0%                 0%                 0%
Volatility factor...........................             60.00%             57.00%             45.00%
Weighted average risk-free interest rate....              6.21%              5.89%              5.17%
 Expected life of options...................           5 years            5 years            5 years
Weighted average fair value on grant date...  $18.63 per share   $13.22 per share    $3.52 per share

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK OPTION AND PURCHASE PLANS (continued)

      The Company has two stock option plans: the 1996 Plan and the 1997 Plan. The 1996 Plan authorized the granting of incentive stock options with respect to 1,743,240 shares of Common Stock. The 1997 Plan was authorized and amended to grant options with respect to 2,500,000 shares of Common Stock. As of February 3, 2001, there were 57,300 shares available for grant under the 1996 Plan and 860,880 shares available for grant under the 1997 Plan.

      Both the 1996 Plan and the 1997 Plan are administered by the Board of Directors. Options granted under the 1996 Plan and the 1997 Plan have exercise prices established by the Board of Directors provided that the exercise price of incentive stock options may not be less than the fair market value of the underlying shares at the date of grant. The 1996 Plan and the 1997 Plan also contain certain provisions that require the exercise price of incentive stock options granted to stockholders owning greater than 10% of the Company be at least 110% of the fair market value of the underlying shares. Unless otherwise specified by the Board of Directors, options vest at 20% a year over a five year period. The options canceled and re-granted during fiscal 1998 will vest in accordance with their original vesting schedule.

      Changes in common shares under option for the three fiscal years in the period ended February 3, 2001 are summarized below:

                                          February 3, 2001                January 29, 2000                 January 30, 1999
                                  ------------------------------   ------------------------------   -----------------------------
                                                Weighted Average                 Weighted Average                Weighted Average
                                    Shares       Exercise Price     Shares        Exercise Price     Shares       Exercise Price
                                  ----------     --------------    --------      ----------------   -------      ---------------
Beginning of year ..............   1,965,856       $    12.21       2,185,706       $     6.43       1,981,120       $     5.82
Granted ........................     552,150            18.55         561,700            24.13         931,500 (1)         9.66
Exercised ......................    (371,474)            5.86        (713,560)            3.70        (339,294)            3.41
Canceled .......................    (245,800)           11.44         (67,990)           14.70        (387,620)(1)        13.73
                                  ----------       ----------      ----------       ----------      ----------       ----------
End of year ....................   1,900,732       $    15.41       1,965,856       $    12.21       2,185,706       $     6.43
                                  ==========       ==========      ==========       ==========      ==========       ==========
Exercisable at end of year .....     768,800       $    10.01         600,186       $     7.83         793,378       $     4.85

----------
(1) Includes 363,700 options that were canceled and re-granted on March 26, 1998. The canceled shares had an exercise price of $14.00 and were re-granted at the average market price on March 27, 1998 of $8.70 per share.

      The following table summarizes information regarding options outstanding at February 3, 2001:


                               Options Outstanding                                                   Options Exercisable
-------------------------------------------------------------------------------------       ------------------------------------
                                        Weighted Average Remaining
   Exercise          Outstanding at             Contractual          Weighted Average       Exercisable at      Weighted Average
    Prices          February 3, 2001               Life              Exercise Price         February 3, 2001     Exercise Price
--------------      ----------------    --------------------------   ----------------       ----------------     --------------
 $2.68 - 2.68           314,868                     5.4                  $ 2.68                314,868              $ 2.68
 $7.31 - 9.75           361,570                     7.2                    9.16                194,450                8.97
$11.84 - 16.81          690,444                     8.4                   15.85                183,902               15.29
$18.63 - 27.13          344,200                     9.3                   21.04                 35,650               23.70
$29.69 - 41.47          189,650                     8.3                   36.65                 39,930               36.38
-------------         ---------                     ---                  ------                -------              ------
$2.68 - 41.47         1,900,732                     7.8                  $15.41                768,800              $10.01
=============         =========                     ===                  ======                =======              ======

Stock Purchase Plans

      The Company's ESPP, is authorized to issue up to 360,000 shares of Common Stock for employee purchase through payroll deductions at 85% of fair market value. All employees of the Company, who have completed at least 90 days of employment and attained 21 years of age, are eligible to participate, except for employees who own Common Stock or options on such common stock which represents 5% or more of the Company. During fiscal 2000, fiscal 1999 and fiscal 1998, there were 25,702 shares, 11,659 shares and 11,504 shares issued under the ESPP.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. SAVINGS AND INVESTMENT PLAN

      The Company has adopted The Children's Place 401(k) Savings and Investment Plan (the "401(k) Plan"), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is a defined contribution plan established to provide retirement benefits for all employees who have completed one year of service with the Company and attained 21 years of age.

      The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan's trustees. During fiscal 2000, fiscal 1999 and fiscal 1998, the Company matched the lesser of 50% of the participant's contribution or 2.5% of the participant's compensation. During fiscal 2000, fiscal 1999 and fiscal 1998, the Company's matching contributions to the 401(k) Plan were approximately $605,000, $367,000 and $300,000, respectively.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table summarizes the quarterly financial data for the periods indicated (dollars in thousands, except for per share amounts):

                                                   Fiscal Year Ended February 3, 2001
                                                   ----------------------------------
                                           First         Second        Third          Fourth
                                           Quarter       Quarter       Quarter        Quarter
                                           -------       -------       -------        -------
Net sales...............................  $130,181      $107,764      $165,885       $183,555
Gross profit............................    56,858        40,530        72,601         78,354
Net income .............................     9,374         1,516        16,845         14,955
Basic net income per common share.......     $0.36         $0.06         $0.65          $0.58
Diluted net income per common share.....     $0.36         $0.06         $0.63          $0.55

                                                    Fiscal Year Ended January 29, 2000
                                                    ----------------------------------
                                           First         Second        Third          Fourth
                                           Quarter       Quarter       Quarter        Quarter
                                           -------       -------       -------        -------
Net sales...............................   $92,621       $73,920      $119,442       $135,513
Gross profit............................    39,323        26,797        54,507         59,681
Net income .............................     7,383         1,402        12,734         13,530
Basic net income per common share.......     $0.29         $0.06         $0.50          $0.53
Diluted net income per common share.....     $0.28         $0.05         $0.48          $0.51

11. RELATED PARTY TRANSACTIONS

SKM Financial Advisory Services

      In 1996, the Company entered into a management agreement with SKM which provides for the payment of an annual fee of $150,000, payable quarterly in advance, in exchange for certain financial advisory services. This management agreement remains in effect until SKM or any of its affiliates' total ownership of the Company's Common Stock is less than 10% on a fully diluted basis. Pursuant to the management agreement, the Company incurred fees and expenses of approximately $150,000, $151,000 and $151,000 during fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED PARTY TRANSACTIONS (continued)

Stockholders Agreement

      The Company and certain of its stockholders, who as of February 3, 2001 own in the aggregate a majority of the Common Stock, are parties to a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement places certain limitations upon the transfer, in privately negotiated transactions, of shares of Common Stock beneficially owned by Ezra Dabah, Stanley Silver and the SK Funds. In addition, the Stockholders Agreement provides that (1) so long as Ezra Dabah, together with members of his family, beneficially owns shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include three directors nominated by Ezra Dabah and
(2) so long as the SK Funds beneficially own shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include two directors nominated by the SK Funds. Should the number of directors comprising the Board of Directors be increased, nominees for the remaining director positions will be designated by the Board of Directors.

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

Executive Officers

      On or about April 15, 2000, the Company made loans to seven executive officers ranging from $200,000 to $500,000. The aggregate amount of these loans totaled $2.2 million. The loans mature on or about April 15, 2001 and bear interest at the prime rate as quoted by Chase Manhattan Bank. The loans are secured by the principal residence of these executive officers. As of February 3, 2001, approximately $749,000 was outstanding on these loans, including accrued interest.

12. SUBSEQUENT EVENT (UNAUDITED)

Executive Officers

      In April 2001, the Company extended the term on one executive loan to April 15, 2002. As of April 30, 2001, this loan had a balance and accrued interest outstanding totaling approximately $513,000.

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

   10.13* Letter Agreement as to employment, dated January 18, 1991, between the Company and Diane M. Timbanard.

   10.14* Letter Agreement as to severance pay, dated January 22, 1991, between the Company and Diane M. Timbanard.

   10.17* Buying Agency Agreement dated September 17, 1996 between the Company and KS Best International.

   10.18* Advisory Agreement dated June 28, 1996 between the Company and Saunders Karp & Megrue, L.P.

   10.19** Service Agreement, between the Company and AST StockPlan, Inc., dated June 8, 1998.

   10.20*** Lease for a distribution center and corporate headquarters facility between the Company and Hartz Mountain Associates, dated June 30, 1998.

   10.21*** Software Purchase and license agreement between the Company and Trimax Inc. dated August 14, 1998.

   10.22****    Amendment to a lease for a distribution center and corporate headquarters facility between the Company and Hartz Mountain
                Associates, dated November 20, 1998.

   10.23+ Second Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation, dated July 5, 2000.

   10.24@ Amended and Restated Merchant Services Agreement between the Company and Hurley State Bank, dated as of July 1, 2000.

   10.25@ Lease Agreement between the Company and Haven Gateway LLC, dated as of August 17, 2000.

   10.26@ Lease Agreement between the Company and Hartz Mountain Associates, dated as of October 31, 2000.

   21.1         Subsidiaries of the Company

   23.1         Consent of Independent Public Accountants

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

*** Incorporated by reference to the registrant's quarterly report on Form 10-Q for the period ended August 1, 1998. Exhibit 10.20 was filed previously as Exhibit 10.2 and Exhibit 10.21 was filed previously as
      Exhibit 10.3 in such quarterly report.

**** Incorporated by reference to registrant's quarterly report on Form 10-Q for the period ended October 31, 1998. Exhibit 10.22 was filed previously as Exhibit 10.5 in such quarterly report.

+ Incorporated by reference to registrant's quarterly report on Form 10-Q for the period ended July 29, 2000. Exhibit 10.23 was filed previously as
      Exhibit 10.1 in such quarterly report.

@ Incorporated by reference to registrant's quarterly report on Form 10-Q for the period ended October 28, 2000. Exhibit 10.24 was filed previously as Exhibit 10.2 in such quarterly report, Exhibit 10.25 was filed previously as Exhibit 10.3 in such quarterly report and Exhibit 10.26 was filed previously as Exhibit 10.4 in such quarterly report.

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

                                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                    By:

                                                    /s/ Ezra Dabah
                                               -------------------------
                                                      Ezra Dabah
                                               Chairman of the Board and
                                                Chief Executive Officer
                                                      May 2, 2001

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

         Signature                                            Title                                               Date
         ---------                                            -----                                               ----


      /s/ Ezra Dabah              Chairman of the Board of Directors and Chief Executive Officer                May 2, 2001
------------------------------    (Principal Executive Officer)
           Ezra Dabah


    /s/ Seth L. Udasin            Vice President and Chief Financial Officer (Principal Financial               May 2, 2001
------------------------------    and Accounting Officer)
          Seth L. Udasin


  /s/ Stanley Silverstein         Director                                                                      May 2, 2001
------------------------------
       Stanley Silverstein


      /s/ John Megrue             Director                                                                      May 2, 2001
------------------------------
           John Megrue


     /s/ David J. Oddi            Director                                                                      May 2, 2001
------------------------------
          David J. Oddi


  /s/ Sally Frame Kasaks          Director                                                                      May 2, 2001
------------------------------
        Sally Frame Kasaks