Form 10-Q
period 2001-05-05
CHILDRENS PLACE RETAIL STORES INC
filed 2001-06-15
CIK 1041859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended May 5, 2001

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

      Common Stock, par value $0.10 per share, outstanding at June 1, 2001:
26,245,561 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                        FOR THE PERIOD ENDED MAY 5, 2001


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements:                                 PAGE

         Consolidated Balance Sheets....................................      1

         Consolidated Statements of Income..............................      2

         Consolidated Statements of Cash Flows..........................      3

         Notes to Consolidated Financial Statements.....................      4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................      5

Item 3.  Quantitative and Qualitative Disclosures about Market Risks....      7


                                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      8

Item 6.  Exhibits and Reports on Form 8-K ..............................      8

Signatures..............................................................      9

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    MAY 5, 2001  FEBRUARY 3, 2001
                                                                                    -----------  ----------------
                                                                                   (UNAUDITED)

                                           ASSETS

Current assets:
    Cash and cash equivalents .................................................     $  24,193      $   8,141
    Accounts receivable .......................................................        13,165          9,118
    Inventories ...............................................................        48,404         68,105
    Prepaid expenses and other current assets .................................        11,974         11,054
    Deferred income taxes .....................................................         2,555          2,555
                                                                                    ---------      ---------
       Total current assets ...................................................       100,291         98,973
Property and equipment, net ...................................................       130,317        121,975
Deferred income taxes .........................................................         4,166          4,166
Other assets ..................................................................         8,431          6,582
                                                                                    ---------      ---------
       Total assets ...........................................................     $ 243,205      $ 231,696
                                                                                    =========      =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
    Revolving credit facility .................................................     $       0      $   3,324
    Accounts payable ..........................................................        19,918         28,366
    Taxes payable .............................................................         8,736          2,656
    Accrued expenses, interest and other current liabilities ..................        26,832         23,683
                                                                                    ---------      ---------
       Total current liabilities ..............................................        55,486         58,029
Other long-term liabilities ...................................................         7,459          7,000
                                                                                    ---------      ---------
       Total liabilities ......................................................        62,945         65,029
                                                                                    ---------      ---------


                         COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock, $0.10 par value; 100,000,000 shares authorized; 26,196,942 shares and 26,095,296 shares issued and outstanding, at May 5, 2001 and
    February 3, 2001, respectively ............................................         2,620          2,610
Additional paid-in capital ....................................................        93,017         92,252
Translation adjustments .......................................................           (14)           (12)
Retained earnings .............................................................        84,637         71,817
                                                                                    ---------      ---------
       Total stockholders' equity .............................................       180,260        166,667
                                                                                    ---------      ---------
       Total liabilities and stockholders' equity .............................     $ 243,205      $ 231,696
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

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THIRTEEEN WEEKS ENDED
                                                     ---------------------------
                                                     MAY 5, 2001  APRIL 29, 2000
                                                     -----------  --------------

Net sales ........................................     $160,461     $130,181
Cost of sales ....................................       92,299       73,432
                                                       --------     --------

Gross profit .....................................       68,162       56,749
Selling, general and administrative expenses .....       38,964       34,067
Pre-opening costs ................................        2,288        2,683
Depreciation and amortization ....................        5,869        4,471
                                                       --------     --------

Operating income .................................       21,041       15,528
Interest expense, net ............................           31          181
Other expense, net ...............................            0            3
                                                       --------     --------

Income before income taxes .......................       21,010       15,344
Provision for income taxes .......................        8,192        5,970
                                                       --------     --------
Net income .......................................     $ 12,818     $  9,374
                                                       ========     ========

Basic net income per common share ................     $   0.49     $   0.36
Basic weighted average common shares outstanding .       26,161       25,736

Diluted net income per common share ..............     $   0.48     $   0.36
Diluted weighted average common shares outstanding       26,844       26,352



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        THIRTEEN WEEKS ENDED
                                                                    -----------------------------
                                                                    MAY 5, 2001    APRIL 29, 2000
                                                                    -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................................     $  12,818      $   9,374
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization ..........................         5,869          4,471
       Deferred financing fee amortization ....................            16             11
       Loss on disposals of property and equipment ............           223            110
       Deferred taxes .........................................           129            203
       Deferred rent ..........................................           452            290
Changes in operating assets and liabilities:
       Accounts receivable ....................................        (4,047)        (7,105)
       Inventories ............................................        19,701          8,306
       Prepaid expenses and other current assets ..............          (920)          (617)
       Other assets ...........................................        (2,129)          (489)
       Accounts payable .......................................        (8,448)         3,271
       Accrued expenses, interest and other current liabilities         8,585          8,448
                                                                    ---------      ---------
          Total adjustments ...................................        19,431         16,899
                                                                    ---------      ---------
Net cash provided by operating activities .....................        32,249         26,273
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases ..............................       (13,518)       (15,794)
                                                                    ---------      ---------
Net cash used in investing activities .........................       (13,518)       (15,794)
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases ........           647            393
Borrowings under revolving credit facility ....................       164,544        128,681
Repayments under revolving credit facility ....................      (167,868)      (135,188)
                                                                    ---------      ---------
Net cash used by financing activities .........................        (2,677)        (6,114)
                                                                    ---------      ---------
Effect of exchange rate on cash ...............................            (2)            (9)
                                                                    ---------      ---------
       Net increase in cash and cash equivalents ..............        16,052          4,356
       Cash and cash equivalents, beginning of period .........         8,141          2,204
                                                                    ---------      ---------
Cash and cash equivalents, end of period ......................     $  24,193      $   6,560
                                                                    =========      =========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest ......................     $     236      $     331
Cash paid during the period for income taxes ..................         2,790          2,443


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of February 3, 2001. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended February 3, 2001 included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended May 5, 2001 are not necessarily indicative of operating results for a full fiscal year.

      2.  NET INCOME PER COMMON SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share.


                                                       THIRTEEN WEEKS ENDED
                                                   ---------------------------
                                                   MAY 5, 2001  APRIL 29, 2000
                                                   -----------  --------------

      Net income (in thousands)..............          $12,818          $9,374
                                                       =======          ======

      Basic shares...........................       26,160,956      25,735,532
      Dilutive effect of stock options.......          683,352         616,299
                                                    ----------      ----------
      Dilutive shares........................       26,844,308      26,351,831
                                                    ==========      ==========

      Antidilutive options...................          258,733         699,130


      Antidilutive options consist of the weighted average of stock options for the respective periods ended May 5, 2001 and April 29, 2000 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF FEDERAL SECURITIES LAWS, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THOSE STATEMENTS INCLUDE, BUT MAY NOT BE LIMITED TO, THE DISCUSSIONS OF THE COMPANY'S OPERATING AND GROWTH STRATEGY. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS" IN THE BUSINESS SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED FEBRUARY 3, 2001. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE TO BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT EVENTS AND CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE ANNUAL AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED FEBRUARY 3, 2001 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:


                                                       THIRTEEN WEEKS ENDED
                                                    ---------------------------
                                                    MAY 5, 2001  APRIL 29, 2000
                                                    -----------  --------------
      Net sales ...................................       100.0%     100.0%
      Cost of sales ...............................        57.5       56.4
                                                        -------    -------

      Gross profit ................................        42.5       43.6
      Selling, general and administrative expenses         24.3       26.2
      Pre-opening costs ...........................         1.4        2.1
      Depreciation and amortization ...............         3.7        3.4
                                                        -------    -------

      Operating income ............................        13.1       11.9
      Interest expense, net .......................          --        0.1
                                                        -------    -------

      Income before income taxes ..................        13.1       11.8
      Provision for income taxes ..................         5.1        4.6
                                                        -------    -------

      Net income ..................................         8.0%       7.2%
                                                        =======    =======

      Number of stores, end of period .............         437        335


THIRTEEN WEEKS ENDED MAY 5, 2001 (THE "FIRST QUARTER 2001") COMPARED TO THIRTEEN WEEKS ENDED APRIL 29, 2000 (THE "FIRST QUARTER 2000")

      Net sales increased by $30.3 million, or 23%, to $160.5 million during the First Quarter 2001 from $130.2 million during the First Quarter 2000. During the First Quarter 2001, we opened 37 new stores. Net sales for the 37 new stores, as well as the other stores that did not qualify as comparable stores, contributed $32.6 million of our net sales increase. This net sales increase was partially offset by a 2% comparable store sales decline in the First Quarter 2001, which decreased our net sales by $2.3 million. Comparable store sales increased 5% during the First Quarter 2000. During the first nine weeks of the First Quarter 2001, we experienced a 7% same store sales decline that was primarily attributable to unseasonable weather and a difficult economic environment. During April, comparable store sales increased 10% due to exceptional customer response to our summer merchandise, complemented by a highly successful merchandise promotion and favorable weather. To more closely match the same period last year, comparable store sales calculations for fiscal
2001 have shifted last year's sales by one week since fiscal 2000 was a fifty three week year. As of May 5, 2001, we operated 437 stores in 43 states, primarily located in regional shopping malls. During the four weeks ended
June 2,

2001, we experienced a 14% same store sales decline as compared to a 7% increase for the comparable four week period in fiscal 2000. Sales were unfavorably impacted primarily by a slowdown in store traffic along with unseasonable weather.

      Gross profit increased by $11.4 million to $68.2 million during the First Quarter 2001 from $56.8 million during the First Quarter 2000. As a percentage of net sales, gross profit decreased 1.1% to 42.5% during the First Quarter 2001 from 43.6% during the First Quarter 2000. The decrease in gross profit, as a percentage of net sales, was principally due to higher markdowns and higher occupancy costs, primarily offset by higher initial markups achieved through effective product sourcing and the leveraging our production, design, distribution and buying expenses. Our markdowns were higher, as a percentage of net sales, due to the weak sales environment during the first nine weeks of the First Quarter 2001 and increased promotional activity during April 2001. Occupancy costs were higher, as a percentage of net sales, due to increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sales base.

      Selling, general and administrative expenses increased $4.9 million to $39.0 million during the First Quarter 2001 from $34.1 million during the First Quarter 2000. Selling, general and administrative expenses were 24.3% of net sales during the First Quarter 2001 as compared with 26.2% during the First Quarter 2000. The decrease, as a percentage of net sales, was primarily due to the leveraging of our corporate administrative and marketing expenses, partially offset by higher store payroll wage rates and higher medical benefit costs. In addition, First Quarter 2000 expenses were unfavorably impacted by an executive severance settlement and E-commerce marketing expenses.

      During the First Quarter 2001, pre-opening costs were $2.3 million, or 1.4% of net sales, as compared to $2.7 million, or 2.1% of net sales, during the First Quarter 2000. We opened 37 stores and 43 stores, during the First Quarter 2001 and the First Quarter 2000, respectively. During the First Quarter 2001, pre-opening costs were favorably impacted by the leveraging of these costs over a higher sales base, as well as the timing and location of our new store openings.

      Depreciation and amortization amounted to $5.9 million, or 3.7% of net sales, during the First Quarter 2001, as compared to $4.5 million, or 3.4% of net sales, during the First Quarter 2000. The increase in depreciation and amortization primarily was a result of increases to our store base.

      Our provision for income taxes for the First Quarter 2001 was $8.2 million, as compared to a $6.0 million provision for income taxes during the First Quarter 2000 due to our increased profitability. The effective tax rate was 39% during both the First Quarter 2001 and the First Quarter 2000.

      We recorded net income of $12.8 million and $9.4 million during the First Quarter 2001 and the First Quarter 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

      Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday seasons. During the First Quarter 2001, we also used cash to equip and furnish our new West Coast distribution center and auxillary Secaucus, New Jersey faciltity. We have been able to meet our cash needs principally by using cash flows from operations and seasonal borrowings under our working capital facility. As of May 5, 2001, we had no long-term debt obligations.

      Our working capital facility provides for borrowings up to $75 million (including a sublimit for letters of credit of $60 million). As of May 5, 2001, we had no borrowings under our working capital facility and had outstanding letters of credit of $17.3 million. Availability under our working capital facility was $33.3 million. During the First Quarter 2001, the interest rate charged under our working capital facility for reference rate borrowings was 8.4% per annum and LIBOR borrowings bore interest at 6.8% per annum. The maximum borrowings and outstanding letter of credit usage under our working capital facility during the thirteen weeks ended May 5, 2001 was $36.2 million. As of May 5, 2001, we were in compliance with all of our covenants under our working capital facility.

CASH FLOWS/CAPITAL EXPENDITURES

      Cash flows provided by operating activities were $32.2 million during the thirteen weeks ended May 5, 2001 as compared to $26.3 million during the thirteen weeks ended April 29, 2000. During the thirteen weeks ended May 5, 2001, cash flows provided by operating activities increased primarily as a result of improved operating earnings and a decrease in our inventory levels due to our strong April sales and conservative inventory management, partially offset by a decrease in our accounts payable due primarily to the timing of merchandise payments.

      Cash flows used in investing activities were $13.5 million and $15.8 million in the thirteen weeks ended May 5, 2001 and the thirteen weeks ended April 29, 2000, respectively. During the thirteen weeks ended May 5, 2001, cash flows used in investing activities represented approximately $11 million in capital expenditures for new store openings and remodelings, with the majority of the remainder of capital expenditures spent on our new West Coast distribution center and our auxilliary Secaucus, New Jersey facility.

      In the thirteen weeks ended May 5, 2001 and the thirteen weeks ended April 29, 2000, we opened 37 and 43 stores and remodeled 6 and 4 stores, respectively. During fiscal 2001, we plan to open a total of 120 stores and remodel 14 stores. We anticipate that total capital expenditures during fiscal 2001 will approximate $60 million, all of which we plan to fund with cash flows from operations.

      Cash flows used by financing activities were $2.7 million during the thirteen weeks ended May 5, 2001 as compared to $6.1 million in the thirteen weeks ended April 29, 2000. During the thirteen weeks ended May 5, 2001 and the thirteen weeks ended April 29, 2000, cash flows used by financing activities reflected net repayments under our working capital facility, partially offset by funds received from the exercise of employee stock options and employee stock purchases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS (Not applicable).

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

   None.



(b)   REPORTS ON FORM 8-K

   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE CHILDREN'S PLACE
                                            RETAIL STORES, INC.
Date:  June 15, 2001
                                            By:      /s/ Ezra Dabah
                                                --------------------------------
                                                   Chairman of the Board and
                                                    Chief Executive Officer
                                                 (Principal Executive Officer)



Date:  June 15, 2001                        By:      /s/ Seth L. Udasin
                                                --------------------------------
                                                     Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)