Form 10-Q
period 2001-08-04
CHILDRENS PLACE RETAIL STORES INC
filed 2001-09-17
CIK 1041859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q


(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 4, 2001

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

       Common Stock, par value $0.10 per share, outstanding at September 10, 2001: 26,259,694 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE PERIOD ENDED AUGUST 4, 2001


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements:                            PAGE
                                                                           ----

             Consolidated Balance Sheets....................................  1

             Consolidated Statements of Income..............................  2

             Consolidated Statements of Cash Flows..........................  3

             Notes to Consolidated Financial Statements.....................  4

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  5

    Item 3.  Quantitative and Qualitative Disclosures about Market Risks....  8


                           PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings..............................................  9

    Item 4.  Submission of Matters to a Vote of Security Holders ...........  9

    Item 6.  Exhibits and Reports on Form 8-K ..............................  9

    Signatures..............................................................  10

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    AUGUST 4, 2001         FEBRUARY 3, 2001
                                                                                    --------------         ----------------
                                                                                       (UNAUDITED)
                                           ASSETS
Current assets:
    Cash and cash equivalents.................................................           $   9,922                $   8,141
    Accounts receivable.......................................................              16,790                    9,118
    Inventories...............................................................              68,600                   68,105
    Prepaid expenses and other current assets.................................              20,766                   11,054
    Deferred income taxes.....................................................               2,555                    2,555
                                                                                         ---------                ---------
       Total current assets...................................................             118,633                   98,973
Property and equipment, net...................................................             131,377                  121,975
Deferred income taxes.........................................................               4,166                    4,166
Other assets..................................................................              10,017                    6,582
                                                                                         ---------                ---------
       Total assets...........................................................           $ 264,193                $ 231,696
                                                                                         =========                =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
    Revolving credit facility.................................................           $  25,177                $   3,324
    Accounts payable..........................................................              24,675                   28,366
    Taxes payable.............................................................               1,934                    2,656
    Accrued expenses, interest and other current liabilities..................              27,394                   23,683
                                                                                         ---------                ---------
       Total current liabilities..............................................              79,180                   58,029
Other long-term liabilities...................................................               7,929                    7,000
                                                                                         ---------                ---------
       Total liabilities......................................................              87,109                   65,029
                                                                                         ---------                ---------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 26,252,251 shares and 26,095,296 shares issued and outstanding, at August 4, 2001 and
    February 3, 2001, respectively............................................               2,625                    2,610
Additional paid-in capital....................................................              93,735                   92,252
Translation adjustments.......................................................                 (21)                     (12)
Retained earnings.............................................................              80,745                   71,817
                                                                                         ---------                ---------
       Total stockholders' equity.............................................             177,084                  166,667
                                                                                         ---------                ---------
       Total liabilities and stockholders' equity.............................           $ 264,193                 $231,696
                                                                                         =========                 ========



     The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                                                     ---------------------                ----------------------
                                                        AUGUST 4, 2001      JULY 29, 2000        AUGUST 4, 2001     JULY 29, 2000
                                                        --------------      -------------        --------------     -------------

Net sales..........................................         $116,318           $107,764              $276,779          $237,944
Cost of sales......................................           75,499             67,313               167,804           140,744
                                                            --------           --------              --------          ---------

Gross profit.......................................           40,819             40,451               108,975            97,200
Selling, general and administrative expenses.......           38,959             30,874                77,917            64,941
Pre-opening costs..................................            1,654              1,586                 3,942             4,269
Depreciation and amortization......................            6,473              5,053                12,342             9,524
                                                            --------           --------              --------          --------

Operating (loss) income............................           (6,267)             2,938                14,774            18,466
Interest expense, net..............................                5                277                    35               458
Other expense, net.................................              107                124                   107               127
                                                            --------           --------              --------          -------

(Loss) income before income taxes..................           (6,379)             2,537                14,632            17,881
(Benefit) provision for income taxes...............           (2,487)             1,021                 5,706             6,991
                                                            --------           --------              --------          --------
Net (loss) income .................................         $ (3,892)          $  1,516              $  8,926          $ 10,890
                                                            ========           ========              ========          ========

Basic net (loss) income per common share...........           $(0.15)             $0.06                 $0.34             $0.42
Basic weighted average common shares
 outstanding.......................................           26,245             25,796               26,203            25,767

Diluted net (loss) income per common share
 (See Note 2)......................................           $(0.15)             $0.06                 $0.33             $0.41

Diluted weighted average common shares
 outstanding.......................................           26,245             26,662                26,922            26,511



 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                TWENTY-SIX WEEKS ENDED
                                                                                                ----------------------
                                                                                    AUGUST 4, 2001            JULY 29, 2000
                                                                                    --------------            -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................               $8,926                  $ 10,890
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
       Depreciation and amortization.........................................               12,342                     9,524
       Deferred financing fee amortization...................................                   31                        26
       Loss on disposals of property and equipment...........................                  226                       251
       Deferred taxes........................................................                  152                       203
       Deferred rent.........................................................                1,011                       639
Changes in operating assets and liabilities:
       Accounts receivable...................................................               (7,672)                   (9,256)
       Inventories...........................................................                 (495)                   (6,893)
       Prepaid expenses and other current assets.............................               (9,712)                   (6,246)
       Other assets..........................................................               (4,079)                     (814)
       Accounts payable......................................................               (3,691)                    7,057
       Accrued expenses, interest and other current liabilities..............                2,957                     4,102
                                                                                        ----------                  --------
          Total adjustments..................................................               (8,930)                   (1,407)
                                                                                        ----------                  --------
Net cash (used by) provided by operating activities..........................                   (4)                    9,483
                                                                                        ----------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases.............................................              (21,407)                  (30,096)
                                                                                          ---------                 --------
Net cash used in investing activities........................................              (21,407)                  (30,096)
                                                                                          ---------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases.......................                1,348                       845
Borrowings under revolving credit facility...................................              313,235                   270,590
Repayments under revolving credit facility...................................             (291,382)                 (248,129)
Deferred financing costs.....................................................                    0                      (122)
                                                                                         ---------                  --------
Net cash provided by financing activities....................................               23,201                    23,184
                                                                                        ----------                  --------
Effect of exchange rate on cash..............................................                   (9)                       (6)
                                                                                        ----------                  --------
       Net increase in cash and cash equivalents.............................                1,781                     2,565
       Cash and cash equivalents, beginning of period........................                8,141                     2,204
                                                                                       -----------                  --------
Cash and cash equivalents, end of period.....................................               $9,922                  $  4,769
                                                                                        ==========                  ========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest.....................................                 $485                      $721
Cash paid during the period for income taxes.................................               15,404                    11,058


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of February 3, 2001. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended February 3, 2001 included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the twenty-six weeks ended August 4, 2001 are not necessarily indicative of operating results for a full fiscal year.


         2.  NET INCOME PER COMMON SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share.

                                                     THIRTEEN WEEKS ENDED                            TWENTY-SIX WEEKS ENDED
                                                     --------------------                            ----------------------
                                             AUGUST 4, 2001        JULY 29, 2000              AUGUST 4, 2001       JULY 29, 2000
                                             --------------        -------------              --------------       -------------

Net (loss) income (in thousands)........            $(3,892)              $1,516                      $8,926             $10,890
                                                 ==========           ==========                  ==========          ==========

Basic shares............................         26,244,775           25,796,490                  26,202,865          25,767,162
Dilutive effect of stock options........                  0              865,443                     719,392             744,129
                                                 ----------           ----------                  ----------          ----------
Dilutive shares.........................         26,244,775           26,661,933                  26,922,257          26,511,291
                                                 ==========           ==========                  ==========          ==========

Antidilutive options....................            929,148              257,950                     216,225             478,630

         The net loss per share presented in the consolidated statement of income for the thirteen weeks ended August 4, 2001, excludes the dilutive effect of stock options, which would be antidilutive as a result of the net loss. If such options were included in the calculation of diluted net loss per share, this would result in a diluted net loss per share of $(0.14) for the thirteen weeks ended August 4, 2001.

         Antidilutive options consist of the weighted average of stock options for the thirteen weeks ended July 29, 2000 and the twenty-six weeks ended August 4, 2001 and July 29, 2000 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.


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


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                              THIRTEEN WEEKS ENDED                      TWENTY-SIX WEEKS ENDED
                                                              --------------------                      ----------------------
                                                       AUGUST 4, 2001    JULY 29, 2000           AUGUST 4, 2001     JULY 29, 2000
                                                       --------------    -------------           --------------     -------------

Net sales.........................................             100.0%            100.0%                   100.0%            100.0%
Cost of sales.....................................              64.9              62.5                     60.6              59.2
                                                            --------          --------                 --------          --------

Gross profit......................................              35.1              37.5                     39.4              40.8
Selling, general and administrative expenses......              33.5              28.6                     28.2              27.2
Pre-opening costs.................................               1.4               1.5                      1.4               1.8
Depreciation and amortization.....................               5.6               4.7                      4.5               4.0
                                                           ---------         ---------                ---------         ---------

Operating (loss) income...........................              (5.4)              2.7                      5.3               7.8
Interest expense, net.............................               --                0.3                       --               0.2
Other expense, net................................               0.1               0.1                       --               0.1
                                                           ---------         ---------                 --------         ---------

(Loss) income before income taxes.................              (5.5)              2.3                      5.3               7.5
(Benefit) provision for income taxes..............              (2.1)              0.9                      2.1               2.9
                                                           ----------        ---------                ---------         ---------

Net (loss) income.................................              (3.4)%             1.4%                     3.2%              4.6%
                                                           ==========        =========                =========         =========

Number of stores, end of period...................               481               371                      481               371


THIRTEEN WEEKS ENDED AUGUST 4, 2001 (THE "SECOND QUARTER 2001") COMPARED TO THIRTEEN WEEKS ENDED JULY 29, 2000 (THE "SECOND QUARTER 2000")

         Net sales increased by $8.5 million, or 8%, to $116.3 million during the Second Quarter 2001 from $107.8 million during the Second Quarter 2000. During the Second Quarter 2001, we opened 44 new stores. Net sales for the 44 new stores, as well as the other stores that did not qualify as comparable stores, contributed $20.6 million of our net sales increase. This net sales increase was partially offset by a 16% comparable store sales decline in the Second Quarter 2001, which decreased our net sales by $12.1 million. Comparable store sales increased 7% during the Second Quarter 2000. To more closely match the same period last year, comparable store sales calculations for fiscal 2001 have shifted last year's sales by one week since fiscal 2000 was a fifty three week year. During the Second Quarter 2001, our comparable store sales decline was primarily attributable to a slowdown in store traffic caused by the difficult economic climate which affected a large segment of the retail sector. In addition, sales for our folding "Yaak" scooter, which was a trend item introduced in the latter portion of the Second Quarter 2000, contributed $1.8 million to the sales of the Second Quarter 2000. Excluding the Yaak folding scooter, Second Quarter 2001 comparable store sales decreased 14% from the Second

Quarter 2000. As of August 4, 2001, we operated 481 stores in 46 states, primarily located in regional shopping malls. During the four weeks ended September 1, 2001, we experienced a 9% same store sales decline as compared to a 3% decrease for the comparable four week period in fiscal 2000. Sales were unfavorably impacted primarily by a slowdown in store traffic. Excluding sales of our Yaak folding scooter, comparable store sales during the four weeks ended September 1, 2001 decreased 1% from the comparable prior year period.

         Gross profit increased by $0.3 million to $40.8 million during the Second Quarter 2001 from $40.5 million during the Second Quarter 2000. As a percentage of net sales, gross profit decreased 2.4% to 35.1% during the Second Quarter 2001 from 37.5% during the Second Quarter 2000. The decrease in gross profit, as a percentage of net sales, was principally due to higher occupancy costs and higher markdowns partially offset by higher initial markups achieved through lower product costs from our manufacturers. Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales decline and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sales base. Our markdowns were higher, as a percentage of net sales, due to the weak sales environment.

         Selling, general and administrative expenses increased $8.1 million to $39.0 million during the Second Quarter 2001 from $30.9 million during the Second Quarter 2000. Selling, general and administrative expenses were 33.5% of net sales during the Second Quarter 2001, as compared with 28.6% during the Second Quarter 2000. The increase, as a percentage of net sales, was primarily due to higher store payroll, marketing and medical benefit costs. Store payroll, as a percentage of net sales, was unfavorably impacted by our comparable store sales decline and higher wage rates. Our marketing costs were higher, as a percentage of net sales, primarily due to our back to school marketing campaign, which was launched in the Second Quarter 2001. During fiscal 2000, our back to school marketing campaign was launched in the third quarter of fiscal 2000.

         During the Second Quarter 2001, pre-opening costs were $1.7 million, or 1.4% of net sales, as compared to $1.6 million, or 1.5% of net sales, during the Second Quarter 2000. We opened 44 stores and 36 stores, during the Second Quarter 2001 and the Second Quarter 2000, respectively.

         Depreciation and amortization amounted to $6.5 million, or 5.6% of net sales, during the Second Quarter 2001, as compared to $5.1 million, or 4.7% of net sales, during the Second Quarter 2000. The increase in depreciation and amortization primarily was a result of increases to our store base.

         During the Second Quarter 2001, we recorded virtually no net interest expense due to lower borrowing under our working capital facility, lower interest rates and interest income recorded on our investments. During the Second Quarter 2000, we recorded net interest expense of $0.3 million, or 0.3% of net sales, primarily due to borrowings under our working capital facility. Other expense, net, for the Second Quarter 2001 and the Second Quarter 2000 primarily consisted of anniversary fees related to our working capital facility.

         Our benefit for income taxes for the Second Quarter 2001 was $2.5 million, as compared to a $1.0 million provision for income taxes during the Second Quarter 2000. Our effective tax rate was 39% during the Second Quarter 2001 and 40% during the Second Quarter 2000.

         We recorded a net loss of $3.9 million and net income of $1.5 million during the Second Quarter 2001 and the Second Quarter 2000, respectively.


TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 29, 2000

         Net sales increased $38.9 million, or 16%, to $276.8 million during the twenty-six weeks ended August 4, 2001 from $237.9 million during the twenty-six weeks ended July 29, 2000. Net sales for the 81 stores opened during the twenty-six weeks ended August 4, 2001, as well as the other stores that did not qualify as comparable stores, contributed $53.2 million of the net sales increase. This net sales increase was partially offset by a 8% comparable store sales decline in the twenty-six weeks ended August 4, 2001, which decreased our net sales by $14.3 million. Comparable store sales increased 6% during the twenty-six weeks ended July 29, 2000. To more closely match the same period last year, comparable store sales calculations for fiscal 2001 have shifted last year's sales by one week since fiscal 2000 was a fifty three week year. During the twenty-six weeks ended August 4, 2001, our comparable store sales decline was attributable primarily to a slowdown in store traffic caused by the difficult economic climate.

         Gross profit increased $11.8 million to $109.0 million during the twenty-six weeks ended August 4, 2001 from $97.2 million during the twenty-six weeks ended July 29, 2000. As a percentage of net sales, gross profit decreased 1.4% to 39.4% during the twenty-six weeks ended August 4, 2001 from 40.8% during the twenty-six weeks ended July 29, 2000. The decrease in gross profit, as a percentage of net sales, was principally due to higher occupancy costs and higher markdowns, partially offset by higher initial markups achieved through effective product sourcing. Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales declines and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sales base. Our markdowns were higher, as a percentage of net sales, due to the weak sales environment.

         Selling, general and administrative expenses increased $13.0 million to $77.9 million during the twenty-six weeks ended August 4, 2001 from $64.9 million during the twenty-six weeks ended July 29, 2000. Selling, general and administrative expenses were 28.2% of net sales during the twenty-six weeks ended August 4, 2001, as compared with 27.2% of net sales during the twenty-six weeks ended July 29, 2000. The increase, as a percentage of net sales, was primarily due to higher store payroll, medical benefits costs and marketing costs.

         During the twenty-six weeks ended August 4, 2001, pre-opening costs were $3.9 million, or 1.4% of net sales, as compared with $4.3 million, or 1.8% of net sales, during the twenty-six weeks ended July 29, 2000. We opened 81 stores and 79 stores during the twenty-six weeks ended August 4, 2001 and the twenty-six weeks ended July 29, 2000, respectively. During the twenty-six weeks ended July 29, 2000, we incurred higher pre-opening expenses due to higher travel, freight and marketing costs to introduce The Children's Place brand in new markets and to open our first stores on the West Coast.

         Depreciation and amortization amounted to $12.3 million, or 4.5% of net sales, during the twenty-six weeks ended August 4, 2001, as compared to $9.5 million, or 4.0% of net sales, during the twenty-six weeks ended July 29, 2000. The increase in depreciation and amortization primarily was a result of increases to our store base.

         During the twenty-six weeks ended August 4, 2001, we recorded a minimal net interest expense due to lower borrowings under our working capital facility, lower interest rates and interest income recorded on our investments. During the twenty-six weeks ended July 29, 2000, we recorded net interest expense of $0.5 million, or 0.2% of net sales, due to borrowings under our working capital facility.

         Our provision for income taxes during the twenty-six weeks ended August 4, 2001 was $5.7 million, compared to $7.0 million during the twenty-six weeks ended July 29, 2000. Our effective tax rate was 39.0% during both the twenty-six weeks ended August 4, 2001 and the twenty-six weeks ended July 29, 2000.

         We recorded net income of $8.9 million and $10.9 million during the twenty-six weeks ended August 4, 2001 and the twenty-six weeks ended July 29, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

         Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday seasons. We have been able to meet our cash needs principally by using cash flows from operations and seasonal borrowings under our working capital facility. As of August 4, 2001, we had no long-term debt obligations.

         Our working capital facility provides for borrowings up to $75 million (including a sublimit for letters of credit of $60 million). As of August 4, 2001, we had $25.2 million in borrowings under our working capital facility and had outstanding letters of credit of $13.5 million. Availability under our working capital facility was $34.7 million. During the Second Quarter 2001, the interest rate charged under our working capital facility for reference rate borrowings was 6.8% per annum and LIBOR borrowings bore interest at 5.1% per annum. The maximum borrowings and outstanding letter of credit usage under our working capital facility during the twenty-six weeks ended August 4, 2001 was $42.5 million. As of August 4, 2001, we were in compliance with all of our covenants under our working capital facility.

CASH FLOWS/CAPITAL EXPENDITURES

         During the twenty-six weeks ended August 4, 2001, operating activities used minimal cash flow as compared to $9.5 million in cash flow provided by operating activities during the twenty-six weeks ended July 29, 2000. During the twenty-six weeks ended August 4, 2001, cash flows provided by operating activities decreased primarily as a result of a decrease in our accounts payable and operating earnings, partially offset by a smaller inventory buildup for the back to school season resulting from conservative inventory management.

         Cash flows used in investing activities were $21.4 million and $30.1 million in the twenty-six weeks ended August 4, 2001 and the twenty-six weeks ended July 29, 2000, respectively. During the twenty-six weeks ended August 4, 2001 and the twenty-six weeks ended July 29, 2000, cash flows used in investing activities were primarily used in capital expenditures for new store openings and remodelings. The decrease in cash flows used in investing activities during the twenty-six weeks ended August 4, 2001, was primarily due to the timing and location of our new store openings and store remodelings, as well as increased landlord contributions during the twenty-six weeks ended August 4, 2001.

         In the twenty-six weeks ended August 4, 2001 and the twenty-six weeks ended July 29, 2000, we opened 81 and 79 stores and remodeled 8 and 9 stores, respectively. During the Second Quarter 2001, we also opened our West Coast Distribution Center and re-launched our on-line store. During fiscal 2001, we plan to open a total of approximately 120 stores and remodel 14 stores. We anticipate that total capital expenditures during fiscal 2001 will approximate $50 to $60 million, all of which we plan to fund with cash flows from operations.

         Cash flows provided by financing activities were $23.2 million during both the twenty-six weeks ended August 4, 2001 and the twenty-six weeks ended July 29, 2000. During the twenty-six weeks ended August 4, 2001 and the twenty-six weeks ended July 29, 2000, cash flows provided by financing activities reflected net borrowings under our working capital facility and funds received from the exercise of employee stock options and employee stock purchases.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on July 10, 2001. The following matters were voted on by the stockholders:

      1. Election of two Directors. Messrs. Silverstein and Oddi were elected to the Company's Board of Directors for terms expiring in 2004. The results of the voting were as follows: 25,094,298 votes in favor of Mr. Silverstein, with 174,527 votes against; 25,005,601 votes in favor of Mr. Oddi, with 263,224 votes against.

      2. Ratification of selection of Arthur Andersen LLP as independent public accountants for the Company for the fiscal year ending February 2, 2002. The result of the vote was 25,218,109 in favor, 48,874 against, and 1,842 abstaning.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


     None.



(B)      REPORTS ON FORM 8-K


     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE CHILDREN'S PLACE
                                       RETAIL STORES, INC.
Date:  September 17, 2001
                                       By:             /S/  EZRA DABAH
                                          --------------------------------------
                                               Chairman of the Board and
                                                 Chief Executive Officer
                                               (Principal Executive Officer)



Date:  September 17, 2001              By:            /S/  SETH L. UDASIN
                                          --------------------------------------
                                                    Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)