Form 10-Q
period 2001-11-03
CHILDRENS PLACE RETAIL STORES INC
filed 2001-12-17
CIK 1041859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 3, 2001

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to
         _____________



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

         Common Stock, par value $0.10 per share, outstanding at December 10, 2001: 26,358,796 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE PERIOD ENDED NOVEMBER 3, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                               PAGE
Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets.......................................................      1

         Consolidated Statements of Income.................................................      2

         Consolidated Statements of Cash Flows.............................................      3

         Notes to Consolidated Financial Statements........................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations........................................................................      5

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.......................      8


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................      9

Item 6.  Exhibits and Reports on Form 8-K .................................................      9

Signatures.................................................................................      10

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  NOVEMBER 3, 2001         FEBRUARY 3, 2001
                                                                                  ----------------         ----------------
                                                                                       (UNAUDITED)
                                           ASSETS
Current assets:
    Cash and cash equivalents.................................................          $    8,653                $   8,141
    Accounts receivable.......................................................              19,089                    9,118
    Inventories...............................................................              79,304                   68,105
    Prepaid expenses and other current assets.................................              12,706                   11,054
    Deferred income taxes.....................................................               2,555                    2,555
                                                                                        ----------                ---------
       Total current assets...................................................             122,307                   98,973
Property and equipment, net...................................................             136,456                  121,975
Deferred income taxes.........................................................               4,166                    4,166
Other assets..................................................................              11,471                    6,582
                                                                                        ----------                ---------
       Total assets...........................................................          $  274,400                $ 231,696
                                                                                        ==========                =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
    Revolving credit facility.................................................          $    7,365                $   3,324
    Accounts payable..........................................................              26,457                   28,366
    Taxes payable.............................................................               5,565                    2,656
    Accrued expenses, interest and other current liabilities..................              30,317                   23,683
                                                                                        ----------                ---------
       Total current liabilities..............................................              69,704                   58,029
Other long-term liabilities...................................................               8,557                    7,000
                                                                                        ----------                ---------
       Total liabilities......................................................              78,261                   65,029
                                                                                        ----------                ---------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 26,297,941 shares and 26,095,296 shares issued and outstanding, at November 3, 2001 and
    February 3, 2001, respectively............................................               2,630                    2,610
Additional paid-in capital....................................................              94,060                   92,252
Translation adjustments.......................................................                 (13)                     (12)
Retained earnings.............................................................              99,462                   71,817
                                                                                        ----------                ----------
       Total stockholders' equity.............................................             196,139                  166,667
                                                                                        ----------                ---------
       Total liabilities and stockholders' equity.............................          $  274,400                $ 231,696
                                                                                        ==========                =========



         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                                                 --------------------                -----------------------
                                                          NOVEMBER 3, 2001  OCTOBER 28, 2000   NOVEMBER 3, 2001   OCTOBER 28, 2000
                                                          ----------------  ----------------   ----------------   ----------------
Net sales..............................................           $181,433          $165,887           $458,212           $403,830
Cost of sales..........................................             97,363            93,367            265,167            234,110
                                                                  --------          --------           --------           --------

Gross profit...........................................             84,070            72,520            193,045            169,720
Selling, general and administrative expenses...........             44,497            38,175            122,414            103,115
Pre-opening costs......................................              1,301               766              5,243              5,035
Depreciation and amortization..........................              7,374             5,525             19,716             15,050
                                                                  --------          --------           --------           --------

Operating income.......................................             30,898            28,054             45,672             46,520
Interest expense, net..................................                162               483                197                941
Other expense, net.....................................                 33                 8                140                135
                                                                  --------          --------           --------           --------

Income before income taxes.............................             30,703            27,563             45,335             45,444
Provision for income taxes.............................             11,984            10,718             17,690             17,709
                                                                  --------          --------           --------           --------
Net income ............................................           $ 18,719          $ 16,845           $ 27,645           $ 27,735
                                                                  ========          ========           ========           ========

Basic net income per common share......................           $   0.71          $   0.65           $   1.05           $   1.07
Basic weighted average common shares outstanding.......             26,281            25,885             26,229             25,805

Diluted net income per common share ...................           $   0.70          $   0.63           $   1.03           $   1.04
Diluted weighted average common shares outstanding.....             26,876            26,921             26,907             26,646



    The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                             THIRTY-NINE WEEKS ENDED
                                                                                             -----------------------
                                                                                    NOVEMBER 3, 2001       OCTOBER 28, 2000
                                                                                    ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................             $   27,645             $   27,735
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
       Depreciation and amortization.........................................                 19,716                 15,050
       Deferred financing fee amortization...................................                     47                     40
       Loss on disposals of property and equipment...........................                    598                    315
       Deferred taxes........................................................                    152                    302
       Deferred rent.........................................................                  1,635                  1,215
Changes in operating assets and liabilities:
       Accounts receivable...................................................                 (9,971)                (8,535)
       Inventories...........................................................                (11,199)               (21,763)
       Prepaid expenses and other current assets.............................                 (1,652)                (3,013)
       Other assets..........................................................                 (6,007)                (1,785)
       Accounts payable......................................................                 (1,909)                 6,776
       Accrued expenses, interest and other current liabilities..............                  9,333                  9,683
                                                                                          ----------             ----------
          Total adjustments..................................................                    743                 (1,715)
                                                                                          ----------             ----------
Net cash provided by operating activities....................................                 28,388                 26,020
                                                                                          ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases.............................................                (33,594)               (39,411)
                                                                                          ----------             ----------
Net cash used in investing activities........................................                (33,594)               (39,411)
                                                                                          ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases.......................                  1,678                  1,482
Borrowings under revolving credit facility...................................                489,823                437,642
Repayments under revolving credit facility...................................               (485,782)              (420,298)
Deferred financing costs.....................................................                      0                   (122)
                                                                                          ----------             ----------
Net cash provided by financing activities....................................                  5,719                 18,704
                                                                                          ----------             ----------

Effect of exchange rate on cash..............................................                     (1)                    (8)

       Net increase in cash and cash equivalents.............................                    512                  5,305
       Cash and cash equivalents, beginning of period........................                  8,141                  2,204
                                                                                          ----------             ----------
Cash and cash equivalents, end of period.....................................             $    8,653             $    7,509
                                                                                          ==========             ==========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest.....................................             $      751             $    1,395
Cash paid during the period for income taxes.................................                 15,537                 13,168


    The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of February 3, 2001. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended February 3, 2001 included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirty-nine weeks ended November 3, 2001 and October 28, 2000 are not necessarily indicative of operating results for a full fiscal year.

         2.  NET INCOME PER COMMON SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share.

                                                   THIRTEEN WEEKS ENDED                           THIRTY-NINE WEEKS ENDED
                                                   --------------------                           -----------------------
                                       NOVEMBER 3, 2001       OCTOBER 28, 2000            NOVEMBER 3, 2001      OCTOBER 28, 2000
                                       ----------------       ----------------            ----------------      ----------------
Net income (in thousands)........               $18,719                $16,845                     $27,645               $27,735
                                                =======                =======                     =======               =======

Basic shares.....................            26,280,753             25,884,879                  26,228,828            25,805,123
Dilutive effect of stock options.               595,187              1,035,669                     677,990               841,309
                                             ----------             ----------                  ----------            ----------
Dilutive shares..................            26,875,940             26,920,548                  26,906,818            26,646,432
                                             ==========             ==========                  ==========            ==========

Antidilutive options.............               437,150                189,317                     289,867               382,192


         Antidilutive options consist of the weighted average of stock options for the respective periods ended November 3, 2001 and October 28, 2000 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                            THIRTEEN WEEKS ENDED                    THIRTY-NINE WEEKS ENDED
                                                            --------------------                    -----------------------
                                                  NOVEMBER 3, 2001     OCTOBER 28, 2000      NOVEMBER 3, 2001     OCTOBER 28, 2000
                                                  ----------------     ----------------      ----------------     ----------------
Net sales......................................              100.0%               100.0%                100.0%               100.0%
Cost of sales..................................               53.7                 56.3                  57.9                 58.0
                                                          --------             --------              --------             --------

Gross profit...................................               46.3                 43.7                  42.1                 42.0
Selling, general and administrative expenses...               24.5                 23.0                  26.7                 25.5
Pre-opening costs..............................                0.7                  0.5                   1.1                  1.3
Depreciation and amortization..................                4.1                  3.3                   4.3                  3.7
                                                         ---------            ---------             ---------            ---------

Operating income...............................               17.0                 16.9                  10.0                 11.5
Interest expense, net..........................                0.1                  0.3                   0.1                  0.2
Other expense, net.............................                 --                   --                    --                 --
                                                         ---------            ---------             ---------            ---------

Income before income taxes.....................               16.9                 16.6                   9.9                 11.3
Provision for income taxes.....................                6.6                  6.4                   3.9                  4.4
                                                         ---------            ---------             ---------            ---------

Net income.....................................               10.3%                10.2%                  6.0%                 6.9%
                                                         =========            =========             =========            =========

Number of stores, end of period................                513                  392                   513                  392


THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 (THE "THIRD QUARTER 2001") COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 28, 2000 (THE "THIRD QUARTER 2000")

         Net sales increased by $15.5 million, or 9%, to $181.4 million during the Third Quarter 2001 from $165.9 million during the Third Quarter 2000. During the Third Quarter 2001, we opened 33 new stores and closed one store. Net sales for the 33 new stores, as well as the other stores that did not qualify as comparable stores, contributed $27.8 million of our net sales increase. This net sales increase was partially offset by a 9% comparable store sales decline in the Third Quarter 2001, which decreased our net sales by $12.3 million. Comparable store sales increased 5% during the Third Quarter 2000. To more closely match the same period last year, comparable store sales calculations for fiscal 2001 have shifted last year's sales by one week since fiscal 2000 was a fifty-three week year.

         During the Third Quarter 2001, our comparable store sales decline was primarily attributable to a slowdown in store traffic caused by the difficult economic climate which affected a large segment of the retail sector. In addition, sales for our folding "Yaak" scooter, which was a trend item introduced in the latter portion of the second quarter 2000, contributed $9.1 million to our sales in the Third Quarter 2000. Excluding sales of the Yaak folding scooter, Third Quarter 2001 comparable store sales decreased 4% from the Third Quarter 2000. As of November 3, 2001, we operated 513 stores in 46 states, primarily located in regional shopping malls. During November 2001, we opened an additional 7 stores to end the year with 520 stores.

         During the four weeks ended December 1, 2001, we experienced a 16% same store sales decline as compared to a 8% increase for the comparable four week period in fiscal 2000. Sales continued to be impacted by a difficult economic climate and unseasonable, spring-like weather that weakened demand for cold weather merchandise categories. Excluding sales of our Yaak folding scooter, comparable store sales during the four weeks ended December 1, 2001 decreased 14% from the comparable prior year period.

         Gross profit increased by $11.6 million to $84.1 million during the Third Quarter 2001 from $72.5 million during the Third Quarter 2000. As a percentage of net sales, gross profit increased 2.6% to 46.3% during the Third Quarter 2001 from 43.7% during the Third Quarter 2000. The increase in gross profit, as a percentage of net sales, was principally due to higher initial markups achieved through lower product costs from our manufacturers, partially offset by higher occupancy costs. Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales decline and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sales base.

         Selling, general and administrative expenses increased $6.3 million to $44.5 million during the Third Quarter 2001 from $38.2 million during the Third Quarter 2000. Selling, general and administrative expenses were 24.5% of net sales during the Third Quarter 2001, as compared with 23.0% during the Third Quarter 2000. The increase, as a percentage of net sales, was primarily due to higher store payroll and medical benefit costs, partially offset by lower marketing costs. Store payroll, as a percentage of net sales, was unfavorably impacted by our comparable store sales decline and by higher wage rates. Our marketing costs were lower, as a percentage of net sales, primarily due to the timing of our back to school marketing campaign, which was launched in the second quarter 2001. During fiscal 2000, our back to school marketing campaign was launched in the Third Quarter 2000.

         During the Third Quarter 2001, pre-opening costs were $1.3 million, or 0.7% of net sales, as compared to $0.8 million, or 0.5% of net sales, during the Third Quarter 2000. We opened 33 stores and 21 stores, during the Third Quarter 2001 and the Third Quarter 2000, respectively.

         Depreciation and amortization amounted to $7.4 million, or 4.1% of net sales, during the Third Quarter 2001, as compared to $5.5 million, or 3.3% of net sales, during the Third Quarter 2000. The increase in depreciation and amortization primarily was a result of increases to our store base.

         During the Third Quarter 2001, we recorded net interest expense of $0.2 million, or 0.1% of net sales, as compared to interest expense of $0.5 million, or 0.3% of net sales, during the Third Quarter 2000. Our lower interest expense was due to lower borrowings under our working capital facility, lower interest rates and interest income recorded on our investments.

         Our provision for income taxes for the Third Quarter 2001 was $12.0 million, as compared to a $10.7 million provision for income taxes during the Third Quarter 2000. Our effective tax rate was 39% during the Third Quarter 2001 and the Third Quarter 2000.

         We recorded net income of $18.7 million and $16.8 million during the Third Quarter 2001 and the Third Quarter 2000, respectively.

THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000

         Net sales increased $54.4 million, or 13%, to $458.2 million during the thirty-nine weeks ended November 3, 2001 from $403.8 million during the thirty-nine weeks ended October 28, 2000. Net sales for the 114 stores opened during the thirty-nine weeks ended November 3, 2001, as well as the other stores that did not qualify as comparable stores, contributed $79.0 million of the net sales increase. This net sales increase was partially offset by a 8% comparable store sales decline in the thirty-nine weeks ended November 3, 2001, which decreased our net sales by $24.6 million. Comparable store sales increased 6% during the thirty-nine weeks ended October 28, 2000. To more closely match the same period last year, comparable store sales calculations for fiscal 2001 have shifted last year's sales by one week since fiscal 2000 was a fifty-three week year.

         During the thirty-nine weeks ended November 3, 2001, our comparable store sales decline was attributable primarily to a slowdown in store traffic caused by the difficult economic climate. In addition, sales of our folding Yaak scooter, contributed $10.9 million to the sales of the thirty-nine weeks ended October 28, 2000. Excluding the Yaak folding scooter, comparable store sales for the thirty-nine weeks ended November 3, 2001 decreased 6% from the thirty-nine weeks ended October 28, 2000.

         Gross profit increased $23.3 million to $193.0 million during the thirty-nine weeks ended November 3, 2001 from $169.7 million during the thirty-nine weeks ended October 28, 2000. As a percentage of net sales, gross profit increased 0.1% to 42.1% during the thirty-nine weeks ended November 3, 2001 from 42.0% during the thirty-nine weeks ended October 28, 2000. During the thirty-nine weeks ended November 3, 2001, gross profit, as a percentage of net sales, increased due to higher initial markups achieved through effective product sourcing. These increases were offset by higher occupancy costs and higher markdowns. Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales declines and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sales base. Our markdowns were higher, as a percentage of net sales, due to the weak sales environment.

         Selling, general and administrative expenses increased $19.3 million to $122.4 million during the thirty-nine weeks ended November 3, 2001 from $103.1 million during the thirty-nine weeks ended October 28, 2000. Selling, general and administrative expenses were 26.7% of net sales during the thirty-nine weeks ended November 3, 2001, as compared with 25.5% of net sales during the thirty-nine weeks ended October 28, 2000. The increase, as a percentage of net sales, was primarily due to higher store payroll and medical benefits costs, partially offset by the leveraging of corporate administrative expenses and marketing costs.

         During the thirty-nine weeks ended November 3, 2001, pre-opening costs were $5.2 million, or 1.1% of net sales, as compared with $5.1 million, or 1.3% of net sales, during the thirty-nine weeks ended October 28, 2000. We opened 114 stores and 100 stores during the thirty-nine weeks ended November 3, 2001 and the thirty-nine weeks ended October 28, 2000, respectively. During the thirty-nine weeks ended October 28, 2000, we incurred higher pre-opening expenses due to higher travel, freight and marketing costs to introduce The Children's Place brand in new markets and to open our first stores on the West Coast.

         Depreciation and amortization amounted to $19.7 million, or 4.3% of net sales, during the thirty-nine weeks ended November 3, 2001, as compared to $15.1 million, or 3.7% of net sales, during the thirty-nine weeks ended October 28, 2000. The increase in depreciation and amortization primarily was a result of increases to our store base.

         During the thirty-nine weeks ended November 3, 2001, we recorded net interest expense of $0.2 million, or 0.1% of net sales, due to lower borrowings under our working capital facility, lower interest rates and interest income recorded on our investments. During the thirty-nine weeks ended October 28, 2000, we recorded net interest expense of $0.9 million, or 0.2% of net sales, due to borrowings under our working capital facility. Other expense, net, during the thirty-nine weeks ended November 3, 2001 and the thirty-nine weeks ended October 28, 2000 primarily consisted of anniversary fees related to our working capital facility.

         Our provision for income taxes during both the thirty-nine weeks ended November 3, 2001 and the thirty-nine weeks ended October 28, 2000 was $17.7 million. Our effective tax rate was 39.0% during the thirty-nine weeks ended November 3, 2001 and the thirty-nine weeks ended October 28, 2000.

         We recorded net income of $27.6 million and $27.7 million during the thirty-nine weeks ended November 3, 2001 and the thirty-nine weeks ended October 28, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

         Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday seasons. We have been able to meet our cash needs principally by using cash flows from operations and seasonal borrowings under our working capital facility. As of November 3, 2001, we had no long-term debt obligations.

         Our working capital facility provides for borrowings up to $75 million (including a sublimit for letters of credit of $60 million). As of November 3, 2001, we had $7.4 million in outstanding borrowings under our working capital facility and had outstanding letters of credit of $14.4 million. Availability under our working capital facility was $49.1 million. During the Third Quarter 2001, the interest rate charged under our working capital facility for reference rate borrowings was 6.1% per annum and LIBOR borrowings bore interest at 4.6% per annum. The maximum borrowings and outstanding letter of credit usage under our working capital facility during the thirty-nine weeks ended November 3, 2001 was $45.2 million. As of November 3, 2001, we were in compliance with all of our covenants under our working capital facility.

CASH FLOWS/CAPITAL EXPENDITURES

         During the thirty-nine weeks ended November 3, 2001, operating activities provided $28.4 million in cash flow as compared to $26.0 million in cash flow provided by operating activities during the thirty-nine weeks ended October 28, 2000. During the thirty-nine weeks ended November 3, 2001, cash flows provided by operating activities increased primarily as a result of a a smaller inventory buildup for the holiday season resulting from conservative inventory management and greater cash generated from operations, partially offset by decreases in accounts payable and increases in our other assets.

         Cash flows used in investing activities were $33.6 million and $39.4 million in the thirty-nine weeks ended November 3, 2001 and the thirty-nine weeks ended October 28, 2000, respectively. During the thirty-nine weeks ended November 3, 2001 and the thirty-nine weeks ended October 28, 2000, cash flows used in investing activities primarily represented capital expenditures for new store openings and remodelings. The decrease in cash flows used in investing activities during the thirty-nine weeks ended November 3, 2001, was primarily due to the timing and location of our new store openings and store remodelings, as well as increased landlord contributions during the thirty-nine weeks ended November 3, 2001.

         In the thirty-nine weeks ended November 3, 2001 and the thirty-nine weeks ended October 28, 2000, we opened 114 and 100 stores, respectively. In the thirty-nine weeks ended November 3, 2001 and the thirty-nine weeks ended October 28, 2000, we remodeled 12 stores in each of the respective periods. During fiscal 2001, we plan to open a total of approximately 120 stores and remodel 14 stores. We anticipate that total capital expenditures during fiscal 2001 will approximate $40 to $50 million, all of which we plan to fund with cash flows from operations.

         Cash flows provided by financing activities were $5.7 million during the thirty-nine weeks ended November 3, 2001 as compared to $18.7 million provided by financing activities in the thirty-nine weeks ended October 28, 2000. During the thirty-nine weeks ended November 3, 2001 and the thirty-nine weeks ended October 28, 2000, cash flows provided by financing activities reflected net borrowings under our working capital facility and funds received from the exercise of employee stock options and employee stock purchases.

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

                                         THE CHILDREN'S PLACE
                                         RETAIL STORES, INC.
Date:  December 17, 2001
                                         By:             /s/  Ezra Dabah
                                              ---------------------------------
                                                 Chairman of the Board and
                                                   Chief Executive Officer
                                                (Principal Executive Officer)



Date:  December 17, 2001         By:            /s/  Seth L. Udasin
                                      --------------------------------------
                                                      Vice President and
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)