Form 10-K
period 2002-02-02
CHILDRENS PLACE RETAIL STORES INC
filed 2002-04-08
CIK 1041859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FIFTY-TWO WEEKS ENDED FEBRUARY 2, 2002

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-23071

                                 ---------------

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

                                 ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of voting stock held by non-affiliates was $396,242,596 at the close of business on March 15, 2002.

         Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 15, 2002: 26,407,107 shares.

         Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its annual meeting of stockholders to be held on June 6, 2002 are incorporated partially in Part III hereof.

================================================================================

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           ANNUAL REPORT ON FORM 10-K
                 FOR THE FIFTY-TWO WEEKS ENDED FEBRUARY 2, 2002
                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I
     1.      Business..................................................................................        1

     2.      Properties................................................................................       12

     3.      Legal Proceedings.........................................................................       12

     4.      Submissions of Matters to a Vote of Security Holders......................................       12

PART II
     5.      Market for Registrant's Common Equity and Related Stockholder Matters.....................       13

     6.      Selected Financial Data...................................................................       14

     7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....       16

     7A.     Quantitative and Qualitative Disclosures about Market Risk................................       21

     8.      Financial Statements and Supplementary Data...............................................       21

     9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.....       21

PART III
     10.     Directors and Executive Officers of the Registrant........................................       22

     11.     Executive Compensation....................................................................       22

     12.     Security Ownership of Certain Beneficial Owners and Management............................       22

     13.     Certain Relationships and Related Party Transactions......................................       22

PART IV
     14.     Exhibits, Financial Statements and Reports on Form 8-K....................................       23

                                     PART I

ITEM 1. -- BUSINESS

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

OVERVIEW

         The Children's Place Retail Stores, Inc. is a growing specialty retailer of apparel and accessories for children from newborn to twelve years of age. We design, source and market our products under our proprietary "The Children's Place" brand name for sale exclusively in our stores and on our website. Our merchandising objective is to provide our customers with high-quality, fashion and basic products at prices that represent substantial value to our customers. As of March 15, 2002, we operated 543 stores in 47 states, located primarily in regional shopping malls.

         We provide high-quality products that appeal to customers from a broad range of socioeconomic and demographic profiles. We believe that the combination of our distinctive approach to merchandising; our high quality, fashionable product at value prices; and the growing strength of our proprietary brand generates this broad appeal. Our designers interpret style and color fashion trends to develop a selection of fresh and youthful coordinated outfits that distinguishes "The Children's Place" brand. We believe that our up to date merchandise styling, our coordinated, high-quality products and our consistent value pricing have created name recognition and customer loyalty for "The Children's Place" brand.

         Over the last several years, we have been aggressively opening new stores to capitalize on our business strengths and our strong store economics. During fiscal 1999, fiscal 2000 and fiscal 2001, we opened 84, 108 and 121 new stores, respectively. We closed one store in fiscal 2000 and one store in fiscal 2001. We plan to continue our aggressive expansion program during fiscal 2002. We expect to open approximately 130 stores, including our entry into the international market with the planned opening of approximately 30 stores in Canada.

         Our net sales have increased at a compound annual growth rate of approximately 28% from $192.6 million in fiscal 1997 to $657.0 million in fiscal 2001. During fiscal 2001, we experienced a comparable store sales decline of 8% in part due to the difficult economic climate. During the previous four fiscal years, our comparable store sales increased by 4%, 15%, 14% and 2%. Our net income has increased from $5.2 million in fiscal 1997 to $46.6 million in fiscal 2001 and our diluted earnings per share have increased from $0.22 per share in fiscal 1997 to $1.73 per share in fiscal 2001.

         Our broad merchandise appeal and value pricing strategy results in a highly portable store concept which can operate profitably in a wide variety of demographic and geographic regions. Over the past four years, our new stores have generated an average cash-on-cash return on investment of approximately 81%. We believe that we have the opportunity to significantly increase our domestic store base and anticipate operating more than 1,000 stores by the end of 2005. Our goal is to make "The Children's Place" the number one children's specialty apparel retailer in America.

         We believe that the following strengths have contributed to our success and provide us with a competitive advantage:

         MERCHANDISING STRATEGY. Our merchandising strategy is built on offering a fashionable collection of interchangeable outfits and accessories to create a coordinated look distinctive to The Children's Place. We offer an updated, focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful feel that we believe distinguishes "The Children's Place" brand. To continually generate freshness in our stores, we typically introduce a new merchandise line each month. Each line is built around a theme that includes a stylish assortment of coordinated fashion and basic apparel with matching accessories designed to encourage multiple item purchases and wardrobe building.

         VALUE PRICING STRATEGY. We offer high-quality clothing and accessories under "The Children's Place" brand name at prices generally 20% to 30% below most of our direct mall-based competitors. We employ this value pricing strategy across our entire merchandise offering, which we believe has enabled us to build a broad and loyal base of customers. To generate increased customer traffic and heightened excitement, we periodically run promotions on select seasonal merchandise and distribute coupons for limited time periods.

         STRONG BRAND IMAGE. We believe that we have built a strong loyalty and brand image for "The Children's Place" by (1) offering high-quality products at a value price, (2) providing a distinctive collection of coordinated and interchangeable outfits and accessories, (3) maintaining a uniform store design and merchandise presentation, (4) emphasizing our fashionable, youthful image in our marketing visuals and (5) selling our merchandise exclusively in our 543 stores and on our website. In our continuing efforts to enhance the appeal and recognition of our brand name, we continue to emphasize our logos: "Place," "Place Sport," "P," "Place Jeans" and other "Place" logos on our merchandise.

         LOW-COST SOURCING. We control the design, sourcing and presentation of our products, all of which are marketed under our proprietary brand name. We believe that this control is essential in assuring the consistency and quality of our merchandise and brand image, as well as in our ability to deliver value to our customers. We have established close, long-standing and mutually beneficial relationships with our trading company, buying agents and numerous manufacturers. Through these relationships and our extensive knowledge of low cost sourcing, we are able to offer our customers high-quality products at value prices while maintaining strong gross margin levels. We further believe that our integrated merchandise approach, from in-house design to in-store presentation, enables us to quickly identify and respond to market trends, uphold rigorous product quality standards, manage the cost of our merchandise and strengthen our brand name. We believe our Asian offices add to our ability to capitalize on new sourcing opportunities, increase our control over product quality and enable us to respond to changing merchandise trends more effectively and efficiently.

         EXPERIENCED MANAGEMENT TEAM. Our management team is led by Ezra Dabah, who guides the management of The Children's Place using his broad apparel merchandising and buying expertise, which includes approximately 19 years in the children's segment of the market. In addition, the other members of our management team have an average of 18 years of retail or apparel industry experience and an average of 13 years with The Children's Place.

         STRONG STORE ECONOMICS. Our store opening campaign capitalizes on our competitive advantages and strong store economics. In fiscal 2001, our new stores that were operating for their first full fiscal year generated a cash-on-cash return on investment of approximately 63%. During fiscal 2002, we intend to continue our aggressive store opening campaign and plan to open approximately 130 stores, which will include approximately 30 stores in Canada.

MERCHANDISING

         Our merchandising strategy is built on offering a collection of interchangeable outfits and accessories to create a coordinated look distinctive to The Children's Place. We offer a focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful look that we believe distinguishes "The Children's Place" brand. We divide the year into quarterly merchandising seasons: Spring, Summer, Back-to-School and Holiday. Within each season, we also introduce a new merchandise line each month.

         To execute our merchandising strategy, we rely on the coordinated efforts of our merchandising, trend, design, planning and sourcing teams. These teams, in conjunction with senior management, review our prior season results and fashion trends to determine the silhouettes, color and graphic design that we will offer in upcoming seasons. Merchandising selects specific silhouettes for production from the assortment of designs that are created by the design and trend teams. Then, based upon detail design specifications, including production quantities determined by merchandising and planning, the sourcing team arranges for the manufacture of the selected styles.

         Our trend and design teams analyze and interpret current and emerging fashion trends, translating them into a broad selection of youthful children's clothing and accessories in an array of fashionable colors and patterns that are appropriate for upcoming seasons. Work on each of our seasonal lines begins approximately one year before the season, with the gathering of samples and market intelligence on fashion trends. This process involves extensive European and domestic market research, media, trade shows, fashion magazines, the services of fashion and color forecast organizations and analysis of prior season performance. After the trend team presents the fashion themes for a coming season, the designers, with the direction of merchandising, translate those themes into an assortment of fashion and basic designs that seek to reflect the fresh and youthful image of "The Children's Place" brand. These interpretations include variations in fabric and other materials, product color, decoration and age-appropriate silhouette. Potential items are designed using computer aided design technology, giving us the opportunity to consider a wide range of style and fashion options. In addition, our Asian offices coordinate the production of prototype samples which enable our merchandising teams to ensure that our merchandise will properly reflect our design concepts.

         The merchandise management team creates a detailed purchasing plan for the season covering each department, category and key items, based on historical, current and emerging category trends. The production process takes approximately six months from order confirmation to receipt of merchandise at our distribution facilities. The planning team monitors current and future inventory levels on a weekly basis and analyzes sales patterns to predict future demand for various categories. We regularly monitor sales of each style and color and maintain some flexibility to adjust merchandise on order for future seasons or to accelerate delivery of merchandise. The merchandise allocation team is responsible for planning and allocating merchandise to each store based on sales volume levels, merchandise turns and other factors.

SOURCING AND PROCUREMENT

         We combine management's extensive sourcing experience with a cost-based buying strategy in order to control and reduce costs. Management believes it has a thorough understanding of the economics of apparel manufacturing, including costs of materials and components. This knowledge enables us to determine the most cost-effective country and manufacturer from which to source each item and obtain low prices. Relying on our supplier relationships and management's knowledge of manufacturing costs, we believe we have been able to arrange for the manufacture of high-quality products at low cost.

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

         We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars. We are parties to agency agreements with commissioned independent agents to oversee production, assist in sourcing and pre-production approval, quality inspection and to ensure timely delivery of merchandise. We purchase approximately 20% of our products from a commissioned independent agent in Taiwan and approximately 10% of our products from a commissioned independent agent in Turkey. We also purchase approximately 40% of our merchandise through a Hong Kong-based trading company. This trading company is responsible for procurements from manufacturers located throughout Asia. Although they are not contractually obligated to do so, the Hong Kong-based trading company, and our commissioned independent agents in Taiwan and Turkey each have exclusive arrangements with The Children's Place. We have developed long-term, continuous relationships with key individual manufacturers and material suppliers which have yielded numerous benefits, including quality control and low costs, and have afforded us flexible working arrangements and a steady flow of merchandise supply. In addition, we believe our Asian offices enable us to obtain more favorable material and manufacturing costs and more quickly identify and act on new sourcing and supplier opportunities. Our Asian offices also facilitates our prototype sample production and enables us to foster stronger relationships with our suppliers, manufacturers, agents and trading companies in the Far East. During fiscal 2001, we purchased approximately 3% of our merchandise directly from various factories, without the assistance of an agent or trading company. During fiscal 2002, we plan to increase the amount of merchandise purchased directly from various factories to approximately 5% to 10% of our total merchandise procurement.

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

         To ensure quality and promote consumer confidence in our products, we augment our manufacturers' testing requirements with our own, in-house quality assurance laboratory to test and evaluate fabric, trimming materials and pre-production samples against a comprehensive range of physical performance standards before production begins. The quality control personnel of our Asian offices, independent agents and trading company visit the various manufacturing facilities to monitor and improve the quality control and production process. Our Asian offices have enhanced our quality control by enabling us to monitor component and manufacturing quality at close range and address related problems at an early stage. With this focus on pre-production quality approval, we are generally able to detect and correct quality-related problems before bulk production begins. We do not accept our finished apparel products until each purchase order receives formal certification of compliance from our agents' or appointed third party inspectors.

COMPANY STORES

         EXISTING STORES. As of March 15, 2002, we operated 543 stores in 47 states. Most of our stores are clustered in and around major metropolitan areas. Our stores are concentrated in major regional malls, with the exception of 34 street, 37 outlet and 43 strip center stores. The following table sets forth the number of stores in each state as of March 15, 2002:

                                              # OF                                                       # OF
STATE                                        STORES        STATE                                        STORES
------                                      --------       ------                                      --------
Alabama..................................      5           Nebraska.................................       3
Arizona..................................      6           New Hampshire............................       4
Arkansas.................................      2           New Jersey...............................      31
California...............................     37           New Mexico...............................       1
Colorado.................................      9           New York.................................      62
Connecticut..............................     11           Nevada...................................       4
Delaware.................................      3           North Carolina...........................      15
Florida..................................     32           North Dakota.............................       1
Georgia..................................     17           Ohio.....................................      23
Idaho....................................      1           Oklahoma.................................       2
Illinois.................................     31           Oregon...................................       7
Indiana..................................     13           Pennsylvania.............................      28
Iowa.....................................      5           Rhode Island.............................       1
Kansas...................................      4           South Carolina...........................       5
Kentucky.................................      6           South Dakota.............................       1
Louisiana................................      7           Tennessee................................      11
Maine....................................      4           Texas....................................      28
Maryland.................................     19           Utah.....................................       5
Massachusetts............................     20           Vermont..................................       1
Michigan.................................     19           Virginia.................................      16
Minnesota................................     11           Washington...............................       9
Mississippi..............................      2           West Virginia............................       1
Missouri.................................     11           Wisconsin................................       8
Montana..................................      1

         STORE TYPE. Our typical store is approximately 4,300 square feet and features a design that incorporates light wood floors, fixtures and trim. The store is brightly lit, featuring floor-to-ceiling glass windows that allow our colorful fashions to attract customers from the outside. A customized grid system throughout the store's upper perimeter displays featured merchandise, marketing photographs and promotions. Each line is merchandised as a collection of coordinated fashion and basic items, with matching accessories. We continually refine our merchandise presentation strategy to improve the shopping experience of our customers. We believe that our merchandise presentation effectively displays "The Children's Place" coordinated look and creates a visually attractive selling environment that maximizes customer convenience and encourages the purchase of multiple items.

         Our street and strip center locations represent approximately 14% of our store base and provide substantial opportunities for further penetration in established markets.

         Our outlet stores generally measure in excess of 5,000 square feet and represent approximately 7% of our store base. Our outlet stores are generally located in outlet centers and are strategically placed within each market to liquidate markdown merchandise from nearby stores. We also sell an assortment of full-priced merchandise in our outlet stores.

         Our combo store prototype is approximately 6,000 square feet with a double store front, doing business as The Children's Place and the babyPLACE. The Children's Place store provides an expanded selection of big girl and big boy assortments (size 4 - 14) and the adjoining babyPLACE store is dedicated to an expanded selection of baby and toddler offerings (newborn to size 4). Combo stores currently represent approximately 5% of our store base and during fiscal 2002, we plan to open or remodel approximately 20 additional stores into the combo format. Our strategy is to open combo stores in the most productive malls, street locations and strip centers.

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

         STORE OPERATIONS. Our stores are staffed by a store management team and approximately 10 part-time sales associates with additional part-time associates hired to support seasonal needs. Our store management teams spend a majority of their work week on store selling floors, providing direction, motivation, training and support to store personnel. To maximize selling productivity, we engage in an ongoing process of training management and sales associates in the areas of customer service, selling skills, merchandise presentation, procedures and controls. In order to motivate our store operations management, we offer an incentive compensation plan that awards bonuses for exceeding goals for sales, payroll productivity and inventory shrinkage.

STORE EXPANSION PROGRAM

         Over the last several years, we have been aggressively opening new stores to capitalize on our business strengths and strong store economics. In the last three fiscal years we increased our number of stores from 209 to 520, opening 84, 108 and 121 stores in fiscal 1999, fiscal 2000 and fiscal 2001, respectively. We closed one store in fiscal 2000 and one store in fiscal 2001. We intend to continue our store expansion program and currently plan to open approximately 130 stores in fiscal 2002, including approximately 30 stores in Canada.

         New stores, for which fiscal 2001 was their first full year of operations, had average net sales of approximately $1.1 million. The average investment for these stores, including capital expenditures (net of landlord contribution), initial inventory (net of merchandise payables) and pre-opening costs was approximately $414,000. In fiscal 2001, average store level operating cash flow for these stores was approximately $260,000, yielding a cash on cash return on investment of approximately 63%. Over the past four years, our new stores have generated an average cash-on-cash return on investment of approximately 81%.

         Our expansion strategy focuses on mall, strip, street and outlet locations. We conduct onsite visits and analyses of potential store sites, taking into account the performance of our stores and other retailers in the area, as well as, the demographics of the surrounding area. In mall locations, we consider the store's location relative to mall traffic patterns and proximity to other children's retailers.

ELECTRONIC COMMERCE

         We believe that our online store is an effective merchandise channel to our existing customers and to generate new customers that may not have access to our store locations. Although our on-line store has represented less than one percent of our sales over the last two years, we believe our on-line store is an integral part of our customer service strategy. In January 2001, we closed our online store to improve its operational efficiency and to reduce costs by bringing our e-commerce operations and fulfillment services in-house. We reopened our online store in May 2001.

MARKETING

         ADVERTISING AND PROMOTION. We strive to enhance our reputation and image in the marketplace and build recognition and equity in "The Children's Place" brand by advertising our image, product and value message through direct mail and in-store marketing. Our direct mail marketing program is designed to increase sales, promote brand loyalty and create customer excitement. We also advertise our image through in-store photographs, signage and product displays.

         PRIVATE LABEL CREDIT CARD. We view our private label credit card as an important marketing and communication tool. Pursuant to a merchant services agreement, private label credit cards are issued to our customers for use exclusively at our stores and credit is extended to such customers on a non-recourse basis to The Children's Place. Sales on the private label credit card accounted for approximately 16% of our fiscal 2001 net sales, which increased from 11% of fiscal 1999 net sales. We believe that our private label credit card promotes affinity and loyalty among those customers who use the card and facilitates communication with such customers through delivery of coupons and promotional materials. Our customers using "The Children's Place" card typically shop more frequently with a substantially higher average dollar sale than our other customers.

INFORMATION TECHNOLOGY

         Our information technology systems consist of a full range of financial, merchandising, logistics, and product procurement systems that run on a combination of legacy and proprietary software packages. These systems operate on a multi-platform environment, which includes an IBM mainframe computer and several mid-range computers. We view technology as an important tool in efficiently supporting our rapid growth and maintaining a competitive industry position.

         We are committed to utilizing technology to further enhance our competitive position. During fiscal 2001, we implemented an integrated enterprise solution for our general ledger, accounts payable, human resources and payroll systems, a new merchandising planning system and various store systems to improve our productivity and competitive advantage. During fiscal 2002, we plan to further enhance our systems to improve our productivity and accommodate our planned Canadian operations. We continually explore opportunities in which technology can provide a competitive advantage.

LOGISTICS

         We currently support our stores with an approximately 200,000 square foot distribution center and corporate headquarters facility located in Secaucus, New Jersey and an approximately 250,000 square foot distribution center in Ontario, California, both of which are leased. Our distribution centers utilize an automated warehouse system, which employs radio frequency technology and automated conveyor systems. We expect that these distribution centers should be able to support over 1,000 stores.

         In addition, we also operate other leased facilities located near our headquarters in Secaucus, New Jersey, which we use for e-commerce fulfillment, distribution to local stores and ancillary office space. During fiscal 2002, we plan to lease a distribution facility in the Toronto, Canada area. This facility will manually cross dock merchandise for distribution to our planned Canadian stores.

COMPETITION

         The children's apparel retail business is highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Too, Inc., J.C. Penney Company, Inc., Sears, Roebuck and Co. and other department stores that sell children's apparel and accessories, as well as discount stores such as Wal-Mart Stores, Inc., Target Corporation, Kmart Corporation and Kids "R" Us (a division of Toys "R" Us, Inc.). We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores.

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

TRADEMARKS AND SERVICE MARKS

         "The Children's Place," "babyPLACE," "Place," "The Place," "TCP" and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office. The registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We are taking steps to register our trademarks in certain foreign countries. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.

EMPLOYEES

         As of March 15, 2002, we had approximately 10,400 employees, of whom approximately 700 are based at our distribution centers and corporate headquarters. We have approximately 2,000 full-time store employees and approximately 7,700 part-time store employees. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

EXECUTIVE OFFICERS

         The following table lists the current officers of the Company:

NAME                               AGE                            POSITION
------                            ------                         ----------
Ezra Dabah....................      48   Chairman of the Board of Directors and Chief Executive Officer
Mario A. Ciampi...............      41   Senior Vice President, Store Development and Logistics
Seth L. Udasin................      45   Vice President, Finance, Chief Financial Officer and Treasurer
Steven Balasiano..............      39   Vice President, General Counsel and Corporate Secretary
Jodi Barone...................      45   Vice President, Marketing
Nina L. Miner.................      52   Vice President, Design and Trend Development
Mark L. Rose..................      36   Vice President, Manufacturing
Susan F. Schiller.............      41   Vice President, Store Operations
Stanley Silverstein...........      77   Director
John F. Megrue................      43   Director
David J. Oddi.................      32   Director
Sally Frame Kasaks............      57   Director


RISK FACTORS

         Investors in the Company should consider the following risk factors as well as the other information contained herein.

INABILITY TO SUSTAIN AGGRESSIVE GROWTH STRATEGY

         Our net sales have grown significantly during the past several years, primarily as a result of the opening of new stores. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate new stores successfully and to manage a larger business profitably. We anticipate opening approximately 130 stores during fiscal 2002, which will include approximately 30 stores in Canada.

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

         We cannot assure you that we will be able to continue to achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. In addition, as our business grows, we anticipate that we will not be able to sustain the current annual growth rate of our store base of approximately 30%. Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings. We may not be able to sustain the cash-on-cash return we experienced in fiscal 2001 of 63% for stores that were operating for their first full fiscal year. Furthermore, we need to continually evaluate the adequacy of our store management and our information and distribution systems to manage our planned expansion. Any failure to successfully and profitably execute our expansion plans could have a material adverse effect on our business.

         We expect to spend approximately $50 to $60 million in fiscal 2002 on capital expenditures, including our expansion into Canada. We believe that cash generated from operations and funds available under our working capital facility will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. However, it is possible that we may be required to seek additional funds for our capital and other cash flow needs, and we cannot assure you that we will be able to obtain such funds.

SENSITIVITY TO ECONOMIC, REGIONAL AND OTHER BUSINESS CONDITIONS

         Our business is sensitive to customers' spending patterns which, in turn, are subject to prevailing regional and national economic conditions such as consumer confidence, recession, interest rates and taxation. During fiscal 2001, we reported a comparable store sales decline of 8% due in part to the difficult economic climate. If this economic climate is sustained, we will continue to be at risk to comparable store sales declines. We are, and will continue to be, susceptible to changes in regional economic conditions, weather conditions, demographic and population characteristics, consumer preferences and other regional factors.

POTENTIAL DISRUPTIONS IN RECEIVING AND DISTRIBUTION

         Our merchandise is shipped directly from manufacturers through freight consolidators to our distribution centers in Secaucus, New Jersey and Ontario, California. Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and our effective management of our distribution facilities. During the second quarter of 2002, we plan to open a distribution center in the Toronto, Canada vicinity to support merchandise distribution for our planned Canadian stores. We cannot assure you that we have anticipated, or will be able to anticipate, all of the changing demands which our expanding operations will impose on our receiving and distribution systems. We also cannot assure you that we will not experience start-up delays or other difficulties with our Canadian distribution center. Furthermore, it is possible that events beyond our control, such as a military action, strike or other disruption, could result in delays in delivery of merchandise to our stores. Any such event could have a material adverse effect on our business.

NEED TO ANTICIPATE AND RESPOND TO MERCHANDISE TRENDS

         Our continued success will depend in part on our ability to anticipate and respond to fashion trends and consumer preferences. Our design, manufacturing and distribution process generally takes up to one year, during which time fashion trends and consumer preferences may change. Failure to anticipate, identify or respond to future fashion trends may adversely affect customer acceptance of our products or require substantial markdowns, which could have a material adverse effect on our business.

RELIANCE ON INFORMATION TECHNOLOGY

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

DEPENDENCE ON UNAFFILIATED MANUFACTURERS AND INDEPENDENT AGENTS

         We do not own or operate any manufacturing facilities and therefore are dependent upon independent third parties for the manufacture of all of our products. Our products are currently manufactured to our specifications, pursuant to purchase orders, by more than 150 independent manufacturers located primarily in Asia. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. In addition, we have no formal written agreement with the Hong Kong-based trading company through which we purchase approximately 40% of our products. We also purchase approximately 20% of our products from a single agent in Taiwan and approximately 10% of our products from a single agent in Turkey, which have exclusive arrangements with us. Although we believe that we have established close relationships with our trading company, independent agents and principal manufacturers, the inability to maintain such relationships or to find additional sources to cover future growth could have a material adverse effect on our business.

RISKS OF USING FOREIGN MANUFACTURERS; POSSIBLE ADVERSE IMPACT OF UNAFFILIATED MANUFACTURERS' FAILURE TO COMPLY WITH ACCEPTABLE LABOR PRACTICES

         Our business is subject to the risks generally associated with purchasing from foreign countries. Some of these risks are foreign governmental regulations, political instability, currency and exchange risks, quotas on the amounts and types of merchandise which may be imported into the United States and Canada from other countries, disruptions or delays in shipments and changes in economic conditions in countries in which our manufacturing sources are located. We cannot predict the effect that such factors will have on our business arrangements with foreign manufacturing sources. If any of these factors rendered the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources ceased doing business with us for any reason, our business could be materially adversely affected. Our business is also subject to the risks associated with changes in U.S. and Canadian legislation and regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether such changes or other charges or restrictions will be imposed upon the importation of our products in the future, or the effect any such event would have on our business.

         We require our independent manufacturers to operate in compliance with applicable laws and regulations and our internal requirements. While our purchasing guidelines promote ethical business practices, we do not control these manufacturers or their labor practices. The violation of labor or other laws by one of the independent manufacturers we use or the divergence of an independent manufacturer's labor practices from those generally accepted as ethical in the United States and Canada could have a material adverse effect on our business.

EFFECT OF FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY ON INCOME

         As is the case with many apparel retailers, we experience seasonal fluctuations in our net sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. For example, in fiscal 2001, 24%, 18%, 28% and 30% of our net sales for stores open for the full fiscal year occurred in the first, second, third and fourth quarters, respectively. In fiscal 2001, we experienced a second quarter loss and expect to experience a second quarter loss in fiscal 2002. It is possible that we will continue to experience second quarter losses in future periods. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday and weak sales during this period could have a material adverse effect on our business. Our third quarter results are heavily dependent upon back-to-school sales and our fourth quarter results are heavily dependent upon sales during the holiday season. Weak sales during either of these periods could have a material adverse effect on our business.

         Our quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including overall economic conditions and recession, the timing of new store openings and related pre-opening and other start-up costs, net sales contributed by new stores, increases or decreases in comparable store sales, weather conditions, shifts in the timing of certain holidays and changes in our merchandise mix. Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. In addition, because our expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in our net income.

CHANGES IN COMPARABLE STORE SALES RESULTS FROM PERIOD TO PERIOD

         Numerous factors affect our comparable store sales results including, among others, economic conditions and recession, weather conditions, fashion trends, merchandise assortment, retail prices, the retail sales environment and our success in executing our business strategy. During fiscal 2001, we reported a comparable store sales decline of 8% due in part to the difficult economic climate which caused a slowdown in store traffic. Our monthly comparable store sales results have fluctuated significantly in the past and we anticipate that our monthly comparable store sales will continue to fluctuate in the future. Moreover, comparable store sales for any particular period may decrease in the future. Comparable store sales results are often followed closely by the investment community and significant fluctuations in such results may affect the price of our Common Stock. Any such variations in our comparable store sales results could have a material adverse effect on our business and on the market price of our Common Stock.

RISK OF EXPANSION

         Although we operate in 47 states, approximately 70% of our stores are in the eastern half of the United States, with concentrations of stores in metropolitan areas. In addition, as we implement our growth strategy in fiscal 2002 with our first international expansion into Canada, we will increase our susceptibility to differences in demographic and population characteristics, regional economic conditions, consumer preferences and other geographical factors. As we open stores in more extremely hot and cold climates, our merchandise assortments may need to more specifically address different climate and weather-related conditions. We cannot assure you that, as we expand into new regions, we will be able to achieve results comparable to those we have achieved in prior periods in regions where we already conduct business.

RISK OF INTERNATIONAL EXPANSION

         During fiscal 2002, we plan to open our first stores in Canada. We cannot assure you we will be able to complete this planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing domestic locations in prior periods. During fiscal 2002, we expect to generate an operating loss from our Canadian operations. We cannot assure you that we will be able to address in a timely fashion the additional risks of international expansion such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements. As a result of international expansion, we will be at increased risk to fluctuations in foreign currencies. In addition, our technology systems and corporate infrastructure may not be able to fully address the requirements of international expansion.

FOREIGN CURRENCY FLUCTUATIONS

         We conduct our business in U.S. dollars. However, because we purchase substantially all of our products overseas, the cost of these products may be affected by changes in the values of the relevant currencies. To date, we have not considered it necessary to hedge against foreign currency fluctuations. During fiscal 2002, the risk of foreign currency fluctuations will increase as we open stores in Canada. Although foreign currency fluctuations have had no material adverse effect on our business in the past, we cannot predict whether such fluctuations will have such an effect in the future.

THREAT OF TERRORISM

         We are dependent upon the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic in the malls where our stores are located. Any terrorist act that decreases the level of mall traffic or other shopping traffic would have a material adverse effect on our business.

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

COMPETITION

         The children's apparel retail business is highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Too, Inc., J.C. Penney Company, Inc., Sears, Roebuck and Co. and other department stores that sell children's apparel and accessories, as well as discount stores such as Wal-Mart Stores, Inc., Target Corporation, Kmart Corporation and Kids "R" Us (a division of Toys "R" Us, Inc.). We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores. Many of our competitors are larger than The Children's Place and have access to significantly greater financial, marketing and other resources than we have. We cannot assure you that we will be able to compete successfully against existing or future competition.

CONTROL BY CERTAIN STOCKHOLDERS

         As of March 15, 2002, Ezra Dabah and certain members of his family beneficially own 7,925,890 shares of our Common Stock, constituting approximately 29.9% of the outstanding Common Stock. Two funds managed by Saunders Karp & Megrue, L.P. ("SKM"), The SK Equity Fund, L.P. and SK Investment Fund, L.P. (collectively, the "SK Funds"), own 6,704,053 shares or approximately 25.4% of our outstanding Common Stock. Under a stockholders agreement, Mr. Dabah and such family members, the SK Funds and certain other stockholders, who own in the aggregate a majority of our outstanding Common Stock, have agreed to vote for the election of two nominees of the SK Funds and three nominees of Ezra Dabah to our Board of Directors in any election of directors. As a result, the SK Funds and Ezra Dabah are, and will continue to be, able to control the election of our directors. In addition, if the SK Funds and Mr. Dabah were to vote together, they would be able to determine the outcome of any matter submitted to a vote of our stockholders for approval.

UNCERTAINTY OF NET OPERATING LOSS CARRYFORWARDS

         We utilized $38.4 million and $1.6 million of our net operating loss carryforwards ("NOLs") to offset taxable income that we earned in our 1998 and 1999 taxable years, respectively. As the amount and availability of these NOLs are subject to review by the Internal Revenue Service, we cannot assure you that the NOLs will not be reduced or their use limited as the result of an audit of our tax returns. If the amount of these NOLs were reduced or their availability limited, we could be liable for additional taxes with respect to our 1998 and 1999 taxable years. Any such reduction or restriction could have a material adverse effect on our business.

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

ITEM 2. -- PROPERTIES

         We currently support our stores with an approximately 200,000 square foot distribution center and corporate headquarters facility in Secaucus, New Jersey and an approximately 250,000 square foot distribution center in Ontario, California, both of which are leased. We expect that these distribution centers should be able to support over 1,000 stores.

         In addition, we also operate other leased facilities located near our headquarters in Secaucus, New Jersey, which we use for e-commerce fulfillment, distribution to local stores and ancillary office space. During fiscal 2002, we plan to lease a distribution facility in the Toronto, Canada area.

         All of our existing store locations are leased by us, with lease terms expiring between 2002 and 2017 and with an average unexpired lease term of 7.9 years. The leases for most of our existing stores are for terms of ten years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. Leases for future stores will likely include similar contingent rent provisions.

ITEM 3. -- LEGAL PROCEEDINGS

         We are involved in various legal proceedings arising in the normal course of our business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on our business.

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.-- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is listed on the Nasdaq National Market under the symbol "PLCE." The following table sets forth the range of high and low closing sales prices on the Nasdaq National Market of our Common Stock for the calendar periods indicated.

                                                                HIGH     LOW
                                                               ------   ------
                  1999
                  First Quarter..........................      $33.25   $23.56
                  Second Quarter.........................       48.63    27.38
                  Third Quarter..........................       52.56    25.63
                  Fourth Quarter.........................       32.00    13.69

                  2000
                  First Quarter..........................       23.75    10.38
                  Second Quarter.........................       28.19    15.50
                  Third Quarter..........................       35.50    20.75
                  Fourth Quarter.........................       28.75    14.94

                  2001
                  First Quarter..........................       26.50    19.50
                  Second Quarter.........................       33.25    21.90
                  Third Quarter..........................       26.82    16.29
                  Fourth Quarter.........................       37.30    25.01

         On March 15, 2002, the last reported sale price of our Common Stock was $34.00 per share. As of March 15, 2002, there were approximately 7,200 holders of record of our Common Stock.

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

ITEM 6. -- SELECTED FINANCIAL DATA

         The following table sets forth certain historical financial and operating data for The Children's Place. The selected historical financial data is qualified by reference to, and should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto included elsewhere in this report. Certain prior fiscal year balances set forth below have been reclassified to conform to fiscal 2001 presentation.

                                                                         FISCAL YEAR ENDED(1)
                                                   ----------------------------------------------------------------

                                                   FEBRUARY 2,  FEBRUARY 3,   JANUARY 29,  JANUARY 30,  JANUARY 31,
                                                      2002         2001          2000         1999         1998
                                                   -----------  -----------   -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA
   (IN THOUSANDS, EXCEPT PER SHARE DATA):
Net sales .......................................   $ 656,956     $ 587,385    $ 421,496    $ 283,853    $ 192,557
Cost of sales ...................................     377,286       339,407      241,188      166,449      123,556
                                                    ---------     ---------    ---------    ---------    ---------
Gross profit ....................................     279,670       247,978      180,308      117,404       69,001
Selling, general and administrative
    expenses ....................................     176,103       155,784      108,622       73,343       48,578
Depreciation and amortization ...................      27,566        20,880       13,849        8,607        5,958
                                                    ---------     ---------    ---------    ---------    ---------
Operating income ................................      76,001        71,314       57,837       35,454       14,465
Interest expense, net ...........................         252         1,163          400          434        2,786
                                                    ---------     ---------    ---------    ---------    ---------
Income before income taxes and
    extraordinary loss ..........................      75,749        70,151       57,437       35,020       11,679
Provision for income taxes ......................      29,167        27,461       22,388       14,358        4,695
                                                    ---------     ---------    ---------    ---------    ---------
Income before extraordinary loss ................      46,582        42,690       35,049       20,662        6,984
Extraordinary loss (2) ..........................           0             0            0            0        1,743
                                                    ---------     ---------    ---------    ---------    ---------
Net income ......................................   $  46,582     $  42,690    $  35,049    $  20,662    $   5,241
                                                    =========     =========    =========    =========    =========
Diluted income per common share before
    extraordinary loss ..........................   $    1.73     $    1.60    $    1.32    $    0.80    $    0.29
                                                    ---------     ---------    ---------    ---------    ---------
Extraordinary loss per common share .............        0.00          0.00         0.00         0.00        (0.07)
                                                    ---------     ---------    ---------    ---------    ---------
Diluted net income per common share .............   $    1.73     $    1.60    $    1.32    $    0.80    $    0.22
                                                    =========     =========    =========    =========    =========
Diluted weighted average common shares
    outstanding .................................      26,964        26,668       26,648       25,909       24,358

SELECTED OPERATING DATA:
Number of stores open at end of period ..........         520           400          293          209          155
Comparable store sales increase (decrease) (3)(4)          (8)%           4%          15%          14%           2%
Average net sales per store (in thousands) (4)(5)   $   1,389     $   1,651    $   1,656    $   1,569    $   1,487
Average square footage per store (6) ............       4,307         4,170        4,140        4,055        4,123
Average net sales per gross square foot (4)(7) ..   $     334     $     403    $     414    $     382    $     350

                                                   FEBRUARY 2,  FEBRUARY 3,   JANUARY 29,  JANUARY 30,  JANUARY 31,
                                                      2002         2001          2000         1999         1998
                                                   -----------  -----------   -----------  -----------  -----------
BALANCE SHEET DATA (IN THOUSANDS):

Working capital.................................    $  77,342     $  40,944    $  27,340    $  35,531    $  20,238
Total assets....................................      282,849       231,696      170,959      110,761       79,353
Long-term debt..................................            0             0            0            2           26
Stockholders' equity............................      217,006       166,667      120,066       80,607       58,467


                                                                                      (FOOTNOTES ON FOLLOWING PAGE)

------------------------------
(1) All references to our fiscal years refer to the 52- or 53-week year ended on the Saturday nearest to January 31 of the following year. For example, references to fiscal 2001 mean the fiscal year ended February 2, 2002. Fiscal 2000 was a 53-week year.
(2) The extraordinary loss in fiscal 1997 represented the write-off of unamortized deferred financing costs and unamortized debt discount as a result of the repayment of long-term debt in conjunction with our initial public offering in September 1997.
(3) We define comparable store sales as net sales from stores that have been open for more than 14 full months and that have not been substantially remodeled during that time.
(4) For purposes of determining the comparable store sales increase, average net sales per store and average net sales per gross square foot, fiscal 2000 results were recalculated based on a 52-week year.
(5) Average net sales per store represents net sales from stores open throughout the full period divided by the number of such stores.
(6) Average square footage per store represents the square footage of stores open on the last day of the period divided by the number of such stores.
(7) Average net sales per gross square foot represents net sales from stores open throughout the full period divided by the gross square footage of such stores.

ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

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

OVERVIEW

         The Children's Place Retail Stores, Inc. is a specialty retailer of apparel and accessories for children from newborn to twelve years of age. As of March 15, 2002, we operated 543 stores in 47 states, located primarily in regional shopping malls. We also sell our merchandise on our website. Over the last several years, we have been aggressively opening new stores to capitalize on our business strengths and strong store economics. During fiscal 1999, fiscal 2000 and fiscal 2001, we opened a total of 84, 108 and 121 new stores, respectively. We closed one store in fiscal 2000 and one store in fiscal 2001. We intend to continue our expansion program and currently plan to open approximately 130 stores in fiscal 2002, which will include approximately 30 stores in Canada.

         Our net sales have grown significantly during the past several years, primarily as a result of new store openings. During fiscal 2001, we reported a comparable store sales decline of 8% due in part to the difficult economic climate which caused a slowdown in store traffic. We reported comparable store sales growth of 15% and 4% during fiscal 1999 and fiscal 2000, respectively. Despite the weak sales environment, net income increased 9% to $46.6 million in fiscal 2001 from $42.7 million in fiscal 2000. We were able to achieve improved profitability in fiscal 2001 through higher margins on our merchandise, a focus on our inventory levels and expense control. Earnings per share also increased 8% to $1.73 per share in fiscal 2001 from $1.60 in fiscal 2000.

         During fiscal 2002, we plan to focus our efforts on the opening of approximately 130 stores, the start-up of our Canadian operations and distribution facility, and the implementation of certain information system initiatives, as well as an ongoing assessment of our administrative infrastructure to support our growing business.

CRITICAL ACCOUNTING POLICIES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reported period. Actual results could differ from our estimates. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating reported financial results include the following:

         Revenue Recognition - Sales are recognized upon purchase by customers at our retail stores or when shipped from our distribution center if the product was purchased from our website. Actual return rates have historically been within our expectations and the reserve established. However, in the unlikely event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected.

         Inventory Valuation - Merchandise inventories are stated at the lower of average cost or market, using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. At any one time, inventories include items that have been marked down to our best estimate of their fair market value. We base our decision to mark down merchandise based upon its current rate of sale, the season, age and sell-through of the item. To the extent that our estimates differ from actual results, additional markdowns may have to be recorded, which could reduce our gross margins and operating results. Our success is largely dependent upon our ability to gauge the fashion taste of our customers and provide a well-balanced merchandise assortment that satisfies customer demand. Any inability to provide the proper quantity of appropriate merchandise in a timely manner could increase future markdown rates.

         Litigation - We are involved in various legal proceedings arising in the normal course of our business. In our opinion, any ultimate liability arising out of such proceedings will not have a material adverse effect on our business.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                        FISCAL YEAR ENDED
                                             -----------------------------------------
                                             FEBRUARY 2,    FEBRUARY 3,     JANUARY 29
                                                2002           2001            2000
                                             -----------    -----------     ----------
Net sales ..................................     100.0%         100.0%         100.0%
Cost of sales ..............................      57.4           57.8           57.2
                                                ------         ------         ------
Gross profit ...............................      42.6           42.2           42.8
Selling, general and administrative expenses      26.8           26.5           25.8
Depreciation and amortization ..............       4.2            3.6            3.3
                                                ------         ------         ------
Operating income ...........................      11.6           12.1           13.7
Interest expense, net ......................       0.1            0.2            0.1
                                                ------         ------         ------
Income before income taxes .................      11.5           11.9           13.6
Provision for income taxes .................       4.4            4.7            5.3
                                                ------         ------         ------
Net income .................................       7.1%           7.2%           8.3%
                                                ======         ======         ======
Number of stores, end of period ............     520            400            293

YEAR ENDED FEBRUARY 2, 2002 COMPARED TO YEAR ENDED FEBRUARY 3, 2001

         Net sales increased by $69.6 million or 12% to $657.0 million during fiscal 2001 from $587.4 million during fiscal 2000. Net sales for the 121 new stores opened, as well as other stores that did not qualify as comparable stores, contributed $118.4 million of the net sales increase. This net sales increase was partially offset by an 8% comparable store sales decline in fiscal 2001, which decreased our net sales by $40.0 million. Comparable store sales increased 4% in fiscal 2000. To more closely match the same period last year, comparable stores sales calculations for fiscal 2001 have shifted last year's sales by one week since fiscal 2000 was a fifty-three week year. In addition, the extra week in fiscal 2000 contributed $8.8 million to fiscal 2000 net sales.

         Our comparable store sales decline in fiscal 2001 was attributable in part to a slowdown in store traffic caused by a weak economic climate. In addition, sales of our folding "Yaak" scooter contributed $16.1 million to fiscal 2000 sales. During fiscal 2001, sales of the Yaak folding scooter were approximately $0.6 million. Excluding sales of the Yaak folding scooter, comparable store sales decreased 5% during fiscal 2001.

         Gross profit increased $31.7 million to $279.7 million during fiscal 2001 from $248.0 during fiscal 2000. As a percentage of sales, gross profit increased 0.4% to 42.6% during fiscal 2001 from 42.2% during fiscal 2000. During fiscal 2001, gross profit, as a percentage of net sales, increased due to higher initial markups achieved through effective product sourcing. These increases were partially offset by higher occupancy costs and higher markdowns. Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales declines and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sales base. Our markdowns were higher, as a percentage of net sales, due to the weak sales environment which was caused in part by a difficult economic climate.

         Selling, general and administrative expenses increased $20.3 million to $176.1 million in fiscal 2001 from $155.8 million in fiscal 2000. Selling, general and administrative expenses were 26.8% of net sales during fiscal 2001, as compared with 26.5% of net sales during fiscal 2000. The increase, as a percentage of net sales, was primarily due to higher store payroll and medical costs, partially offset by lower marketing costs, and the leveraging of corporate administrative expenses. In addition, fiscal 2000 included certain one-time expenses.

         Depreciation and amortization amounted to $27.6 million, or 4.2% of net sales, during fiscal 2001, as compared to $20.9 million, or 3.6% of net sales, during fiscal 2000. The increase in depreciation and amortization primarily was a result of increases to our store base.

         Interest expense, net, for fiscal 2001 was $0.3 million, or 0.1% of net sales, as compared to $1.2 million, or 0.2% of net sales, during fiscal 2000. The decrease in interest expense, net, was due to lower borrowings under our working capital facility, lower interest rates and interest income recorded on our investments.

         Our provision for income taxes in fiscal 2001 was $29.2 million, as compared to a provision for income taxes of $27.5 million in fiscal 2000. The increase in our provision for income taxes during fiscal 2001 was due to our increased profitability. Our effective tax rate was 38.5% and 39.1%, during fiscal 2001 and fiscal 2000, respectively.

         Fiscal 2001 net income increased to $46.6 million from $42.7 million in fiscal 2000.

YEAR ENDED FEBRUARY 3, 2001 COMPARED TO YEAR ENDED JANUARY 29, 2000

         Net sales increased by $165.9 million or 39% to $587.4 million during fiscal 2000 from $421.5 million during fiscal 1999. Net sales for the 108 new stores opened, as well as other stores that did not qualify as comparable stores, contributed $142.9 million of the sales increase. Comparable store sales, restated to reflect a comparable 52-week period, increased 4% and contributed approximately $14.2 million of the increase in net sales. Comparable store sales increased 15% in fiscal 1999. Sales for our folding Yaak scooter, which was a trend item introduced in our stores in the third quarter of fiscal 2000, represented $16.1 million, or approximately 3% of net sales. In addition, fiscal 2000 was a 53-week year, with the extra week contributing $8.8 million to fiscal 2000 net sales.

         Gross profit increased $67.7 million to $248.0 million during fiscal 2000 from $180.3 million in fiscal 1999. As a percentage of net sales, gross profit decreased to 42.2% during fiscal 2000 from 42.8% during fiscal 1999. The decrease in gross profit, as a percentage of net sales, was principally due to higher markdowns, increased distribution and store occupancy costs, offset partially by higher initial markups achieved through effective product sourcing and the leveraging of our design, production and buying costs. Our increased distribution costs were attributable to the distribution of merchandise ordered from our e-commerce website and higher freight costs to ship product from our New Jersey distribution center to an increased number of stores in the western portions of the United States. These costs were partially offset by the leveraging of payroll costs to operate our distribution center. Our increased store occupancy costs resulted from our new stores that have not been open long enough to leverage their rent through an established sales base.

         Selling, general and administrative expenses increased $47.2 million to $155.8 million in fiscal 2000 from $108.6 million in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased to 26.5% of net sales during fiscal 2000 from 25.8% of net sales during fiscal 1999. During fiscal 2000, as a percentage of net sales, selling, general and administrative expenses were unfavorably impacted by higher store payroll wage rates, the settlement of executive severance agreements, the write-off of $0.7 million of intangible assets that were not part of our future e-commerce strategy, and increased marketing costs, partially offset by the leveraging of corporate administrative expenses.

         Depreciation and amortization amounted to $20.9 million, or 3.6% of net sales, during fiscal 2000, as compared to $13.8 million, or 3.3% of net sales, during fiscal 1999. The increase in depreciation and amortization primarily was a result of increases in our store base. In addition, we recorded a full year of depreciation on our distribution center and corporate headquarters facility and e-commerce assets during fiscal 2000. During fiscal 1999, depreciation commenced on our distribution center and corporate headquarters during the third quarter of 1999 and amortization of our e-commerce assets commenced in the fourth quarter of 1999. These increases, as a percentage of net sales, were partially offset by the leveraging of depreciation and amortization over a higher sales base and by accelerated depreciation taken in fiscal 1999 in conjunction with store re-fixturings and renovations.

         Interest expense, net, for fiscal 2000 was $1.2 million, or 0.2% of net sales, as compared to $0.4 million, or 0.1% of net sales, during fiscal 1999. The increase in interest expense, net, was due to increased borrowings under our working capital facility during fiscal 2000 to support our store growth.

         Our provision for income taxes in fiscal 2000 was $27.5 million, as compared to a provision for income taxes of $22.4 million during fiscal 1999. The increase in our provision for income taxes during fiscal 2000 was due to our increased profitability. Our effective tax rate was 39.1% and 39.0% for fiscal 2000 and fiscal 1999, respectively.

         Fiscal 2000 net income increased to $42.7 million from $35.0 million in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

         During fiscal 2001, our primary uses of cash were financing new store openings and providing for working capital, which primarily represented the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday merchandise lines. We were able to meet our cash needs principally by using cash flow from operations and borrowings under our working capital facility. As of February 2, 2002, we had no long-term debt obligations.

         We currently have a working capital facility that provides for borrowings up to $75 million (including a sublimit for letters of credit of $60 million). Foothill Capital Corporation acts as our agent bank for a syndicated group of lenders on this facility. This working capital facility also contains provisions to increase borrowings up to $100 million (including a sublimit for letters of credit of $80 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that can be borrowed under our working capital facility depends upon our levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR Rate plus a pre-determined spread. The LIBOR spread is 1.25% to 2.50%, depending upon our financial performance from time to time. Borrowings under the facility mature in July 2003 and the facility provides for one year automatic renewal options. The working capital facility contains certain financial covenants, including among others, the maintenance of minimum levels of earnings and current ratios, and imposes certain limitations on our annual capital expenditures, as well as the prohibition on the payment of dividends. Credit extended under the working capital facility is secured by a first priority interest in our present and future assets, as well as the assets of our subsidiaries. We were in compliance with all of the financial covenants under our working capital facility as of February 2, 2002.

         As of February 2, 2002 and February 3, 2001, there were no borrowings and $3.3 million in borrowings under our working capital facility, respectively. In addition, as of February 2, 2002 and February 3, 2001, we had outstanding $9.4 million and $13.8 million, respectively, in letters of credit under our working capital facility. Availability under the working capital facility as of February 2, 2002 and February 3, 2001 was $57.2 million and $47.5 million, respectively. The interest rates charged under the working capital facility were 4.75% and 8.50% per annum as of February 2, 2002 and February 3, 2001, respectively.

CASH FLOWS/CAPITAL EXPENDITURES

         Cash flows provided by operating activities were $86.8 million, $61.8 million and $38.4 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. In fiscal 2001, cash flows from operating activities increased primarily as a result of lower inventory levels and increased operating earnings. In fiscal 2000, cash flows from operating activities increased as a result of an increase in operating earnings and increases in current liabilities, partially offset by increased inventory to support our new store growth.

         Cash flows used in investing activities were $49.1 million, $55.2 million and $62.0 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Cash flows used in investing activities relate primarily to store openings and remodelings. In fiscal 2001, fiscal 2000 and fiscal 1999, we opened 121, 108 and 84 stores while remodeling 14, 14 and 11 stores, respectively. Cash flows used in investing activities decreased in fiscal 2001 primarily due to capital expenditures made in fiscal 2000 to equip and furnish our West Coast distribution center and in fiscal 1999 to equip and furnish our Secaucus distribution center and corporate headquarters facility, partially offset by information system initiatives.

         Cash flows used by financing activities were $0.6 million and $0.7 million in fiscal 2001 and fiscal 2000, respectively. During fiscal 1999, cash flows provided by financing activities were $9.3 million. In fiscal 2001 and fiscal 2000, cash flows used in financing activities reflected the net repayment of borrowings under our working capital facility offset partially by funds received from the exercise of employee stock options and employee stock purchases.

         We anticipate that total capital expenditures will approximate $50 to $60 million in fiscal 2002, including our expansion into Canada. These expenditures will relate primarily to the opening of approximately 130 stores, the establishment of a distribution center in Canada, store remodelings, hardware and software to support our information system initiatives, ongoing store maintenance programs and ongoing administrative office and warehouse equipment needs. We plan to fund these capital expenditures primarily with cash flow from operations.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables summarize our contractual and commercial obligations as of February 2, 2002:

                                                              PAYMENTS DUE BY PERIOD
                                     --------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS (DOLLARS       TOTAL       LESS THAN 1    1 - 3 YEARS     4 - 5 YEARS    AFTER 5 YEARS
IN THOUSANDS)                                         YEAR
Long-term Debt                          $0             $0              $0             $0               $0
Capital Leases                            0              0              0               0               0
Operating Leases                      611,034        74,117         221,850         136,350         178,717


OTHER COMMERCIAL COMMITMENTS                               AMOUNTS OF COMMITMENT EXPIRATION PER PERIOD
(DOLLARS IN THOUSANDS)                 TOTAL --------------------------------------------------------------------
                                      AMOUNTS      LESS THAN 1    1 - 3 YEARS     4 - 5 YEARS    AFTER 5 YEARS
                                     COMMITTED        YEAR
                                   -------------- -------------- --------------- -------------- -----------------
Working Capital Facility                $0             $0              $0             $0              $0
Merchandise Letters of Credit          8,949          8,949             0              0               0
Standby Letters of Credit                429           275(1)          154             0               0


(1) We expect to be released from standby letters of credit securing real estate leases during fiscal 2002. No payment will be required for these releases.

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

         Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. As is the case with many retailers of apparel and related merchandise, we typically experience lower net sales and net income during the first two fiscal quarters, and net sales and net income are lower during the second fiscal quarter than during the first fiscal quarter. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales and our fourth quarter results are heavily dependent upon sales during the holiday season. We experienced a loss in the second quarter of 2001 and expect to experience a second quarter loss in fiscal 2002. Because of these fluctuations in net sales and net income (loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

                                                                  FISCAL 2001
                                             ---------------------------------------------------
                                               FIRST        SECOND         THIRD        FOURTH
                                              QUARTER       QUARTER       QUARTER       QUARTER
                                             ---------     ---------     ---------     ---------
                                              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales ................................   $ 160,461     $ 116,318     $ 181,433     $ 198,744
Operating income (loss) ..................      21,041        (6,267)       30,898        30,329
Diluted net income (loss) per common share   $    0.48     $   (0.15)    $    0.70     $    0.70
Comparable store sales (decrease) ........          (2)%         (16)%          (9)%          (6)%
Stores open at end of period .............         437           481           513           520


                                                                  FISCAL 2000
                                             ---------------------------------------------------
                                               FIRST        SECOND         THIRD        FOURTH
                                              QUARTER       QUARTER       QUARTER       QUARTER
                                             ---------     ---------     ---------     ---------
                                              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales.................................   $ 130,181     $ 107,764     $ 165,885     $ 183,555
Operating income..........................      15,528         2,938        28,054        24,794
Diluted net income per common share.......   $    0.36     $    0.06         $0.63     $    0.56
Comparable store sales increase...........           5%            7%            5%            1%
Stores open at end of period..............         335           371           392           400


ITEM 7A. -- QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14.

ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the 2001 Proxy Statement to be filed with the Security and Exchange Commission. See also
Item 1.

ITEM 11. - EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the sections entitled "Information Regarding the Board of Directors
- Compensation of Directors" and "Executive Compensation" in the 2001 Proxy Statement to be filed with the Security and Exchange Commission.

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement to be filed with the Security and Exchange Commission.

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the sections entitled " Executive Compensation - Employment Agreements," and "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the 2001 Proxy Statement to be filed with the Security and Exchange Commission.

                                     PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

         The following documents are filed as part of this report:

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001 Consolidated Statements of Income for each of the three fiscal years ended February 2, 2002
         Consolidated Statements of Changes in Stockholders' Equity for the
            three fiscal years ended February 2, 2002
         Consolidated Statements of Cash Flows for the three fiscal years ended
            February 2, 2002
         Notes to Consolidated Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE FISCAL YEARS ENDED
             FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND JANUARY 29, 2000
                    THE CHILDREN'S PLACE RETAIL STORES, INC.


                                                                      PAGE:
                                                                      -----
Report of Independent Public Accountants..........................     25

Consolidated Balance Sheets.......................................     26

Consolidated Statements of Income.................................     27

Consolidated Statements of Changes in Stockholders' Equity........     28

Consolidated Statements of Cash Flows.............................     29

Notes to Consolidated Financial Statements........................     30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Children's Place Retail Stores, Inc.:

         We have audited the accompanying consolidated balance sheets of The Children's Place Retail Stores, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of February 2, 2002 and February 3, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Children's Place Retail Stores, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.

                               Arthur Andersen LLP

New York, New York
February 28, 2002

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             FEBRUARY 2,  FEBRUARY 3,
                                                                2002          2001
                                                             ----------   ----------
                                        ASSETS

Current assets:
   Cash and cash equivalents ..............................   $  45,191    $   8,141
   Accounts receivable ....................................      11,895        9,118
   Inventories ............................................      59,095       68,105
   Prepaid expenses and other current assets ..............      11,997       11,054
   Deferred income taxes ..................................       3,847        2,555
                                                             ----------   ----------
      Total current assets ................................     132,025       98,973
Property and equipment:
   Leasehold improvements .................................      98,864       78,589
   Store fixtures and equipment ...........................      96,710       73,763
   Capitalized software ...................................      14,760        6,627
   Construction in progress ...............................       4,461       13,445
                                                             ----------   ----------
                                                                214,795      172,424
   Less accumulated depreciation and amortization .........     (70,138)     (45,181)
                                                             ----------   ----------
      Property and equipment, net .........................     144,657      127,243
Deferred income taxes .....................................       5,332        4,166
Other assets ..............................................         835        1,314
                                                             ----------   ----------
   Total assets ...........................................   $ 282,849    $ 231,696
                                                             ==========   ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
   Revolving credit facility ..............................   $       0    $   3,324
   Accounts payable .......................................      22,177       28,345
   Taxes payable ..........................................       6,195        2,656
   Accrued expenses, interest and other current liabilities      26,311       23,704
                                                             ----------   ----------
      Total current liabilities ...........................      54,683       58,029
Other long-term liabilities ...............................      11,160        7,000
                                                             ----------   ----------
   Total liabilities ......................................      65,843       65,029
                                                             ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value .............................       2,637        2,610
Preferred stock, $1.00 par value ..........................           0            0
Additional paid-in capital ................................      95,982       92,252
Cumulative translation adjustments ........................         (12)         (12)
Retained earnings .........................................     118,399       71,817
                                                             ----------   ----------
   Total stockholders' equity .............................     217,006      166,667
                                                             ----------   ----------
   Total liabilities and stockholders' equity .............   $ 282,849    $ 231,696
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

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FISCAL YEAR ENDED
                                                   ---------------------------------------------
                                                   FEBRUARY 2,      FEBRUARY 3,      JANUARY 29,
                                                       2002             2001             2000
                                                   -----------      -----------      -----------
Net sales ........................................   $656,956         $587,385         $421,496
Cost of sales ....................................    377,286          339,407          241,188
                                                     --------         --------         --------

Gross profit .....................................    279,670          247,978          180,308
Selling, general and administrative expenses .....    176,103          155,784          108,622
Depreciation and amortization ....................     27,566           20,880           13,849
                                                     --------         --------         --------

Operating income .................................     76,001           71,314           57,837
Interest expense, net ............................        252            1,163              400
                                                     --------         --------         --------

Income before income taxes .......................     75,749           70,151           57,437
Provision for income taxes .......................     29,167           27,461           22,388
                                                     --------         --------         --------

Net income .......................................   $ 46,582         $ 42,690         $ 35,049
                                                     ========         ========         ========

Basic net income per common share ................   $   1.77         $   1.65         $   1.38
                                                     ========         ========         ========

Basic weighted average common shares outstanding .     26,262           25,847           25,382

Diluted net income per common share ..............   $   1.73         $   1.60         $   1.32
                                                     ========         ========         ========

Diluted weighted average common shares outstanding     26,964           26,668           26,648





           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE FISCAL YEARS ENDED, JANUARY 29, 2000,
                      FEBRUARY 3, 2001 AND FEBRUARY 2, 2002
                                 (IN THOUSANDS)

                                      COMMON STOCK       ADDITIONAL   RETAINED  CUMULATIVE      TOTAL
                                      ------------        PAID-IN    (DEFICIT)  TRANSLATION  STOCKHOLDERS' COMPREHENSIVE
                                    SHARES     AMOUNT     CAPITAL     EARNINGS   ADJUSTMENT     EQUITY        INCOME
                                    ------     ------     -------     --------   ----------     ------        ------
BALANCE, January 30, 1999 ....      24,973   $   2,497   $  84,032   $  (5,922)   $      --    $  80,607
Exercise of stock options and
      employee stock purchases         725          73       2,834          --           --        2,907
Tax benefit of stock option
      exercises ..............          --          --       1,510          --           --        1,510
Change in cumulative
      translation adjustment .          --          --          --          --           (7)          (7)   $      (7)
Net income ...................          --          --          --      35,049           --       35,049       35,049
                                                                                                            ---------
Comprehensive income .........          --          --          --          --           --           --    $  35,042
                                 ---------   ---------   ---------   ---------    ---------    ---------    =========

BALANCE, January 29, 2000 ....      25,698       2,570      88,376      29,127           (7)     120,066
Exercise of stock options and
      employee stock purchases         397          40       2,585          --           --        2,625
Tax benefit of stock option
      exercises ..............          --          --       1,291          --           --        1,291
Change in cumulative
      translation adjustment .          --          --          --          --           (5)          (5)   $      (5)
Net income ...................          --          --          --      42,690           --       42,690       42,690
                                                                                                            ---------
Comprehensive income .........          --          --          --          --           --           --    $  42,685
                                 ---------   ---------   ---------   ---------    ---------    ---------    =========

BALANCE, February 3, 2001 ....      26,095       2,610      92,252      71,817          (12)     166,667
Exercise of stock options and
      employee stock purchases         277          27       2,689          --           --        2,716
Tax benefit of stock option
      exercises ..............          --          --       1,041          --           --        1,041
Net income ...................          --          --          --      46,582           --       46,582    $  46,582
                                                                                                            ---------
Comprehensive income .........          --          --          --          --           --           --    $  46,582
                                 ---------   ---------   ---------   ---------    ---------    ---------    =========

BALANCE, February 2, 2002 ....      26,372   $   2,637   $  95,982   $ 118,399    $     (12)   $ 217,006
                                 =========   =========   =========   =========    =========    =========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   FISCAL YEAR ENDED
                                                         ------------------------------------
                                                         FEBRUARY 2,  FEBRUARY 3,  JANUARY 29,
                                                            2002         2001          2000
                                                         ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................   $  46,582    $  42,690    $  35,049
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization ......................      27,566       20,880       13,849
   Deferred financing fee amortization ................          62           57           35
   Loss on disposals of property and equipment ........         819        1,124          346
   Deferred taxes .....................................         490        1,886        2,726
Changes in operating assets and liabilities:
   Accounts receivable ................................      (2,777)      (4,006)      (2,370)
   Inventories ........................................       9,010      (12,084)     (20,682)
   Prepaid expenses and other current assets ..........        (943)      (2,527)      (2,905)
   Other assets .......................................         417         (619)        (423)
   Accounts payable ...................................      (6,168)       8,184        6,815
   Accrued expenses, interest and other ...............      11,714        6,204        6,004
                                                          ---------    ---------    ---------
         Total adjustments ............................      40,190       19,099        3,395
                                                          ---------    ---------    ---------
Net cash provided by operating activities .............      86,772       61,789       38,444
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment purchases ...................     (49,114)     (55,167)     (61,952)
                                                          ---------    ---------    ---------
   Net cash used in investing activities ..............     (49,114)     (55,167)     (61,952)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility ............     571,898      613,623      305,845
Repayments under revolving credit facility ............    (575,222)    (616,806)    (299,338)
Payment of obligations under capital leases ...........           0            0           (2)
Exercise of stock options and employee stock purchases        2,716        2,625        2,907
Deferred financing costs ..............................           0         (122)         (63)
                                                          ---------    ---------    ---------
Net cash (used by) provided by financing activities ...        (608)        (680)       9,349
                                                          ---------    ---------    ---------

Effect of exchange rate change on cash ................          (0)          (5)          (7)
                                                          ---------    ---------    ---------
   Net increase (decrease) in cash and cash equivalents      37,050        5,937      (14,166)
Cash and cash equivalents, beginning of period ........       8,141        2,204       16,370
                                                          ---------    ---------    ---------
Cash and cash equivalents, end of period ..............   $  45,191    $   8,141    $   2,204
                                                          =========    =========    =========

OTHER CASH FLOW INFORMATION:
Cash paid during the year for interest ................   $     904    $   1,983    $     676
Cash paid during the year for income taxes ............      25,555       25,907       17,065



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Children's Place Retail Stores, Inc., ("the Company,") is a specialty retailer of apparel and accessories for children from newborn to twelve years of age. The Company designs, sources and markets its products under "The Children's Place" brand name for sale exclusively in its stores and on its website. As of February 2, 2002, the Company operated 520 stores in 46 states, located primarily in regional shopping malls. The Company also has offices in Asia which enables the Company to capitalize on new sourcing opportunities, respond to changing merchandise trends and ensure product quality assurance.

FISCAL YEAR

         The Company's fiscal year is a 52-week or 53-week period ending on the Saturday nearest to January 31. The results for fiscal 2001, fiscal 2000 and fiscal 1999 represent the 52-week period ended February 2, 2002, the 53-week period ended February 3, 2001 and the 52-week period ended January 29, 2000, respectively.

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

         During the fourth quarter of fiscal 2000, the Company applied the provisions of the Emerging Issues Task Force 00-10, "Shipping and Handling Fees and Costs," ("EITF 00-10"), which requires that all amounts billed to customers for shipping and handling, be classified as revenue and the costs incurred for such shipping and handling, be classified as costs of goods sold. Prior to the application of EITF 00-10, the Company recorded the amounts billed to its website customers for shipping and handling as a reduction of its cost of goods sold. The impact of this reclassification increased net sales by approximately $212,000 in fiscal 2001, $428,000 in fiscal 2000 and $0 in fiscal 1999.

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

         During fiscal 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). In accordance with SOP 98-1, internal use software and other related costs are capitalized. External direct costs of materials, consulting services and payroll costs of employees working solely on the application development stage of the project are also capitalized in accordance with SOP 98-1. These capitalized costs are amortized based upon their estimated useful lives, which range from three to seven years, commencing with when the system is placed in service. Training and travel costs related to systems implementations are expensed as incurred. The Company capitalized approximately $1,180,000, $788,000 and $798,000 in programming and development costs of employees in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

DEFERRED FINANCING COSTS

         The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are amortized over the term of the indebtedness. As of February 2, 2002, unamortized deferred financing costs represent the cost of acquiring the Company's working capital facility and were approximately $259,000, net of accumulated amortization of $192,000. As of February 3, 2001, unamortized deferred financing costs were approximately $259,000, net of accumulated amortization of $130,000.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

         The Company continually evaluates the carrying value and the economic useful lives of its long-lived assets based on the Company's operating performance and the expected undiscounted future net cash flows and adjusts the carrying value of assets which may not be recoverable. The Company does not believe that any impairment exists as of February 2, 2002 in the recoverability of its long-lived assets.

PRE-OPENING COSTS

         Store pre-opening costs, which consist primarily of payroll, supply and marketing expenses, are expensed as incurred and are included in selling, general and administrative expenses.

ADVERTISING COSTS

         The Company expenses the cost of advertising when the advertising is first run or displayed. Included in selling, general and administrative expenses for fiscal 2001, fiscal 2000 and fiscal 1999 are advertising costs of approximately $12,049,000, $12,943,000 and $9,218,000, respectively.

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

ACCOUNTING FOR STOCK BASED COMPENSATION

         The Company accounts for its 1996 Stock Option Plan (the "1996 Plan"), its 1997 Stock Option Plan (the "1997 Plan") and its Employee Stock Purchase Plan (the "ESPP") under the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Refer to Note 8. -- Stock Option and Purchase Plans for pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

         In accordance with SFAS 128, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

                                                 FOR THE FISCAL YEAR ENDED
                                         ---------------------------------------
                                         FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                            2002          2001           2000
                                         -----------   -----------   -----------
Net income (in thousands) ............   $    46,582   $    42,690   $    35,049
                                         ===========   ===========   ===========
Basic weighted average common shares .    26,262,173    25,846,517    25,381,694
Dilutive effect of stock options .....       701,489       821,828     1,266,416
                                         -----------   -----------   -----------
Diluted weighted average common shares    26,963,662    26,668,345    26,648,110
                                         ===========   ===========   ===========

Antidilutive options .................       257,237       356,740       112,075

         Antidilutive options consist of the weighted average of stock options for the respective periods ended February 2, 2002, February 3, 2001 and January 29, 2000 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

DERIVATIVE INSTRUMENTS

         In June 1999, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value should be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company must formally document, designate and assess the effectiveness of transactions that qualify as hedging.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Effective February 4, 2001, the Company adopted SFAS No. 133, as amended. The adoption of SFAS No. 133, as amended, did not have a material effect on the Company's consolidated financial statements, as the Company has not entered into any derivative contracts.

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

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and is effective for all business combinations initiated after June 30, 2001. SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

         SFAS 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment. Goodwill recognized on or before June 30, 2001 shall be tested for impairment as of the beginning of the fiscal year in which SFAS 142 is initially applied in its entirety. The Company anticipates that the adoption of SFAS 141 and SFAS 142 will not have a material impact on its financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segment of a business. The Company plans to adopt the standard at the beginning of fiscal 2002, and does not expect that the adoption of SFAS 144 will have a material impact on its results of operations, financial position or cash flows.

2. SHORT-TERM BORROWINGS

         The Company has a working capital facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill Capital"). The Foothill Credit Facility provides for up to $75 million in borrowings which includes a sublimit of up to $60 million in letters of credit. Foothill Capital acts as our agent bank for a syndicated group of lenders on this facility. This working capital facility also contains provisions to increase borrowings up to $100 million (including a sublimit for letters of credit of $80 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that can be borrowed under the working capital facility depends on the Company's levels of inventory and accounts receivable.

         The Foothill Credit Facility expires in July 2003 and provides for one year automatic renewal options. The Company had no outstanding borrowings and $3.3 million outstanding under the Foothill Credit Facility as of February 2, 2002 and February 3, 2001, respectively. Letters of credit outstanding as of February 2, 2002 and

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SHORT-TERM BORROWINGS (CONTINUED)

February 3, 2001 were $9.4 million and $13.8 million, respectively. Availability as of February 2, 2002 and February 3, 2001 was $57.2 million and $47.5 million, respectively.

         The Foothill Credit Facility also contains certain financial covenants, including, among others, the maintenance of minimum levels of earnings and current ratios and imposes certain limitations on the Company's annual capital expenditures, as defined in the Foothill Credit Facility, as well as a prohibition on the payment of dividends. As of February 2, 2002, the Company was in compliance with all of its covenants under the Foothill Credit Facility. Noncompliance with these covenants could result in additional fees or could affect the availability of the facility.

         Amounts outstanding under the Foothill Credit Facility bear interest at a floating rate equal to the prime rate or, at the Company's option, a LIBOR Rate plus a pre-determined spread. The LIBOR spread is 1.25% to 2.50% depending on the Company's financial performance from time to time. The interest rate charged under the Foothill Credit Facility was 4.75% and 8.50% as of February 2, 2002 and February 3, 2001, respectively. In addition, the Company was also required to pay an anniversary fee of $93,750, $93,750 and $37,500 during fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

         Borrowing activity under the Foothill Credit Facility was as follows (dollars in thousands):

                                                              FOR THE FISCAL YEAR ENDED
                                                       --------------------------------------
                                                       FEBRUARY 2, 2002      FEBRUARY 3, 2001
                                                       ----------------      ----------------
Weighted average balances outstanding................     $ 9,307               $16,574
Weighted average interest rate.......................        5.57%                 8.47%
Maximum balance outstanding..........................     $31,034               $32,345

3. ACCRUED EXPENSES, INTEREST AND OTHER CURRENT LIABILITIES

         Accrued expenses, interest and other current liabilities is comprised of the following (dollars in thousands):

                                                             FEBRUARY 2,       FEBRUARY 3,
                                                                2002              2001
                                                             -----------       -----------
Accrued salaries and benefits........................          $ 7,881          $ 5,628
Accrued real estate expenses.........................            3,058            2,743
Customer liabilities.................................            4,927            3,290
Taxes payable........................................            2,810            2,250
Severance............................................                0              954
Asset accruals.......................................              389            3,710
Other accrued expenses...............................            7,246            5,129
                                                               -------          -------
   Accrued expenses, interest and other current liabilities    $26,311          $23,704
                                                               =======          =======

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. COMMITMENTS AND CONTINGENCIES

         The Company leases all of its stores and distribution facilities, and certain office equipment, store fixtures and automobiles, under leases expiring at various dates through 2017. Certain leases include options to renew. The leases require fixed minimum annual rental payments plus, under the terms of certain leases, additional payments for taxes, other expenses and additional rent based upon sales.

         Rent expense is as follows (dollars in thousands):

                                                                             FOR THE FISCAL YEAR ENDED
                                                                    FEBRUARY 2,     FEBRUARY 3,       JANUARY 29,
                                                                        2002           2001               2000
Store and distribution facilities rent: .......................
   Minimum rentals.............................................        $62,521        $47,314           $32,633
   Additional rent based upon sales............................            528            848               646
                                                                       -------        -------           -------
   Total rent expense..........................................        $63,049        $48,162           $33,279
                                                                       =======        =======           =======

         Future minimum annual lease payments under the Company's operating leases at February 2, 2002, are as follows (dollars in thousands):


                                                                 OPERATING
                                                                   LEASES
                                                                 ---------
Fiscal year
2002.......................................................      $ 74,117
2003.......................................................        75,240
2004.......................................................        73,730
2005.......................................................        72,880
2006.......................................................        71,119
Thereafter.................................................       243,948
                                                                 --------
Total minimum lease payments...............................      $611,034
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

6. INCOME TAXES

         Components of the Company's provision for income taxes consisted of the following (dollars in thousands):

                                                                                 FISCAL YEAR ENDED
                                                                  ---------------------------------------------
                                                                  FEBRUARY 2,      FEBRUARY 3,      JANUARY 29,
                                                                     2002             2001              2000
                                                                  -----------      -----------      -----------
Current -
   Federal................................................          $25,480          $21,477           $14,900
   Foreign................................................              679              694               533
   State..................................................            5,466            4,278             3,500
Deferred -
   Federal................................................           (2,099)             311             2,574
   State..................................................             (359)             701               881
                                                                    -------          -------           -------
   Provision for income taxes.............................          $29,167          $27,461           $22,388
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

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. INCOME TAXES (CONTINUED)

         A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rate follows (dollars in thousands):

                                                                                 FISCAL YEAR ENDED
                                                                  ---------------------------------------------
                                                                  FEBRUARY 2,      FEBRUARY 3,      JANUARY 29,
                                                                     2002             2001              2000
                                                                  -----------      -----------      -----------
Calculated income tax provision...........................          $ 26,512          $24,553          $20,103
State income taxes, net of federal benefit................             3,320            3,236            2,848
Foreign tax...............................................              (718)            (733)            (563)
Nondeductible expenses....................................                38               16                0
Other.....................................................                15              389                0
                                                                    --------         --------         --------
Tax provision as shown on the statements of income........           $29,167          $27,461          $22,388
                                                                     =======          =======          =======
         Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes as measured by tax laws. As of February 2, 2002, there are accumulated unremitted earnings from the Company's Hong Kong subsidiary on which deferred taxes have not been provided as the undistributed earnings of the foreign subsidiary are indefinitely reinvested.

         Temporary differences which give rise to deferred tax assets and liabilities are as follows (dollars in thousands):

                                                            FISCAL YEAR ENDED
                                                       ----------------------------
                                                       FEBRUARY 2,      FEBRUARY 3,
                                                          2002              2001
                                                       -----------      -----------
Current -
   Uniform inventory capitalization..............        $   2,430         $ 2,002
   Inventory.....................................              804             732
   Expenses not currently deductible.............              613            (179)
                                                           -------         --------
      Total current..............................            3,847           2,555
                                                           -------         -------
Noncurrent -
   Depreciation..................................            1,924           1,682
   Deferred rent.................................            3,408           2,484
                                                           -------         -------
      Total noncurrent...........................            5,332           4,166
                                                           -------         -------
      Total deferred tax asset...................          $ 9,179         $ 6,721
                                                           =======         =======

7. STOCKHOLDERS' EQUITY

         The Company's stockholders' equity is comprised of the following:

                                                                   FEBRUARY 2,      FEBRUARY 3,
                                                                      2002             2001
                                                                   -----------     -----------
Common stock:
   Authorized number of shares, $0.10 par value...........         100,000,000     100,000,000
   Issued and outstanding number of shares................          26,372,144      26,095,296
Preferred stock:
   Authorized number of shares, $1.00 par value...........           1,000,000       1,000,000
   Issued and outstanding number of shares................                   0               0

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

granted were at prices that equaled or exceeded their estimated fair market value at the date of grant. If compensation expense for the Company's stock options issued in fiscal 2001, fiscal 2000 and fiscal 1999 had been determined based on the fair value method of accounting, the Company's net income would have been reduced to the pro forma amounts indicated below for the three fiscal years in the period ended February 2, 2002:

                                                                                FISCAL YEAR ENDED
                                                                    ---------------------------------------------
                                                                    FEBRUARY 2,      FEBRUARY 3,      JANUARY 29,
                                                                      2002             2001             2000
                                                                    -----------      -----------      -----------
Net income -
   As reported............................................          $46,582,000      $42,690,000      $35,049,000
   Pro forma..............................................          $43,308,000      $39,644,000      $33,111,000
Pro forma diluted net income per share -
   As reported............................................          $      1.73      $      1.60      $      1.32


   Pro forma..............................................          $      1.61      $      1.49      $      1.24

         The fair value of issued stock options were estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

                                                                  FEBRUARY 2,        FEBRUARY 3,        JANUARY 29,
                                                                     2002               2001               2000
                                                               ----------------   ----------------   ----------------
Dividend yield............................................                   0%                 0%                 0%
Volatility factor.........................................               59.00%             60.00%             57.00%
Weighted average risk-free interest rate..................                4.45%              6.21%              5.89%
Expected life of options..................................              5 years            5 years            5 years
Weighted average fair value on grant date ................     $13.90 per share   $18.63 per share   $13.22 per share

         The Company has two stock option plans: the 1996 Plan and the 1997 Plan. The 1996 Plan authorized the granting of incentive stock options with respect to 1,743,240 shares of Common Stock. The 1997 Plan was authorized and amended to grant options with respect to 2,500,000 shares of Common Stock. As of February 2, 2002, there were 57,300 shares available for grant under the 1996 Plan and 425,300 shares available for grant under the 1997 Plan.

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

         Changes in common shares under option for the three fiscal years in the period ended February 2, 2002 are summarized below:

                                   FEBRUARY 2, 2002             FEBRUARY 3, 2001             JANUARY 29, 2000
                             ---------------------------  ---------------------------  ------------------------------
                                                                          WEIGHTED                       WEIGHTED
                                        WEIGHTED AVERAGE                  AVERAGE                        AVERAGE
                               SHARES    EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE
                             ---------  ----------------  ----------  ---------------- -----------   ----------------
Beginning of year..........  1,900,732        $15.41      1,965,856         $12.21     2,185,706          $ 6.43
Granted....................    565,800         25.43        552,150          18.55       561,700           24.13
Exercised..................   (255,769)         8.84       (371,474)          5.86      (713,560)           3.70
Canceled...................   (130,120)        23.04       (245,800)         11.44       (67,990)          14.70
                             ---------        ------      ---------         ------     ---------          ------
End of year................  2,080,643        $18.49      1,900,732         $15.41     1,965,856          $12.21
                             =========        ======      =========         ======     =========          ======
Exercisable at end of year.    839,383        $12.95        768,800         $10.01       600,186          $ 7.83

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. STOCK OPTION AND PURCHASE PLANS (CONTINUED)

         The following table summarizes information regarding options outstanding at February 2, 2002:

                              OPTIONS OUTSTANDING                                                      OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------   ----------------------------------------
                     OUTSTANDING AT       WEIGHTED AVERAGE REMAINING     WEIGHTED AVERAGE      EXERCISABLE AT      WEIGHTED AVERAGE
EXERCISE PRICES     FEBRUARY 2, 2002           CONTRACTUAL LIFE           EXERCISE PRICE      FEBRUARY 2, 2002      EXERCISE PRICE
------------------- ----------------      --------------------------     ----------------   ------------------     -----------------
  $2.68 - 2.68           223,168                       4.4                     $ 2.68             223,168              $ 2.68
  $8.70 - 11.84          271,175                       6.5                       9.34             194,535                9.11
  $13.97 - 20.31         781,150                       7.6                      16.87             314,500               16.13
  $21.63 - 31.63         666,300                       9.3                      25.43              51,400               25.60
  $32.80 - 41.47         138,850                       7.1                      37.62              55,780               37.85
  --------------         -------                       ---                      -----             -------               -----
  $2.68 - 41.47        2,080,643                       7.6                     $18.49             839,383              $12.95
  ==============       =========                       ===                     ======             =======              ======


STOCK PURCHASE PLANS

         The Company's ESPP is authorized to issue up to 360,000 shares of Common Stock for employee purchase through payroll deductions at 85% of fair market value. All employees of the Company, who have completed at least 90 days of employment and attained 21 years of age, are eligible to participate, except for employees who own Common Stock or options on such Common Stock which represents 5% or more of the Company. During fiscal 2001, fiscal 2000 and fiscal 1999, there were 20,679 shares, 25,702 shares and 11,659 shares issued under the ESPP.

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

         The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan's trustees. During fiscal 2001, fiscal 2000 and fiscal 1999, the Company matched the lesser of 50% of the participant's contribution or 2.5% of the participant's compensation. During fiscal 2001, fiscal 2000 and fiscal 1999, the Company's matching contributions to the 401(k) Plan were approximately $888,000, $605,000 and $367,000, respectively.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table summarizes the quarterly financial data for the periods indicated (dollars in thousands, except for per share amounts):

                                                                       FISCAL YEAR ENDED FEBRUARY 2, 2002
                                                               --------------------------------------------------
                                                                FIRST         SECOND        THIRD         FOURTH
                                                               QUARTER       QUARTER       QUARTER       QUARTER
                                                               --------      --------      --------      --------
Net sales............................................          $160,461      $116,318      $181,433      $198,744
Gross profit.........................................            68,162        40,819        84,070        86,619
Net income (loss)....................................            12,818        (3,892)       18,719        18,937
Basic net income per common share....................             $0.49        $(0.15)        $0.71         $0.72
Diluted net income per common share..................             $0.48        $(0.15)        $0.70         $0.70


                                                                      FISCAL YEAR ENDED FEBRUARY 3, 2001
                                                               --------------------------------------------------
                                                                FIRST         SECOND        THIRD         FOURTH
                                                               QUARTER       QUARTER       QUARTER       QUARTER
                                                               --------      --------      --------      --------
Net sales............................................          $130,181      $107,764      $165,885      $183,555
Gross profit.........................................            56,749        40,451        72,520        78,258
Net income...........................................             9,374         1,516        16,845        14,955
Basic net income per common share....................             $0.36         $0.06         $0.65         $0.58
Diluted net income per common share..................             $0.36         $0.06         $0.63         $0.56


11. RELATED PARTY TRANSACTIONS

SKM FINANCIAL ADVISORY SERVICES

         In 1996, the Company entered into a management agreement with SKM which provides for the payment of an annual fee of $150,000, payable quarterly in advance, in exchange for certain financial advisory services. This management agreement remains in effect until SKM or any of its affiliates' total ownership of the Company's Common Stock is less than 10% on a fully diluted basis. Pursuant to the management agreement, the Company incurred fees and expenses of approximately $160,000, $150,000 and $151,000 during fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

STOCKHOLDERS AGREEMENT

         The Company and certain of its stockholders, who as of February 2, 2002 own in the aggregate a majority of the Common Stock, are parties to a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement places certain limitations upon the transfer, in privately negotiated transactions, of shares of Common Stock beneficially owned by Ezra Dabah and the SK Funds. In addition, the Stockholders Agreement provides that (1) so long as Ezra Dabah, together with members of his family, beneficially owns shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include three directors nominated by Ezra Dabah and (2) so long as the SK Funds beneficially own shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include two directors nominated by the SK Funds. Should the number of directors comprising the Board of Directors be increased, nominees for the remaining director positions will be designated by the Board of Directors.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. RELATED PARTY TRANSACTIONS (CONTINUED)

         The Stockholders Agreement provides that so long as the SK Funds beneficially own shares representing at least 25% of the outstanding Common Stock, the Company will not, without the affirmative vote of at least one director nominated by the SK Funds, engage in specified types of transactions with certain of its affiliates (not including the SK Funds), take action to amend the ByLaws or Certificate of Incorporation or increase or decrease the size of the entire Board of Directors. The Stockholders Agreement also provides that certain specified types of corporate transactions and major corporate actions will require the approval of at least two-thirds of the members of the Board of Directors.

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

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain of its executive officers which provide for the payment of severance up to three times the officer's salary and certain benefits following any termination without cause.

EXECUTIVE OFFICERS

         On or about April 15, 2000, the Company made loans to seven executive officers ranging from $200,000 to $500,000. The aggregate amount of these loans totaled $2.2 million. The loans matured on or about April 15, 2001 and bore interest at the prime rate as quoted by Chase Manhattan Bank. The loans were secured by the principal residences of these executive officers. With the exception of one loan, the executive loans were repaid prior to their maturity. In April 2001, the Company extended the term on one executive loan to April 15, 2002. As of February 2, 2002, this loan had principal and accrued interest outstanding totaling approximately $539,000.

(a) (2) FINANCIAL STATEMENT SCHEDULES

         Financial statement schedules have been omitted because they are not required or are not applicable.

(a)(3) EXHIBITS

   3.1*           Amended and Restated Certificate of Incorporation of the
                  Company.
   3.2*           Amended and Restated ByLaws of the Company.
   4.1*           Form of Certificate for Common Stock of the Company.
   9.1*           Amended and Restated Stockholders Agreement, dated as of
                  September 18, 1997.
   10.1*          1996 Stock Option Plan of The Children's Place Retail Stores,
                  Inc.
   10.2*          1997 Stock Option Plan of The Children's Place Retail Stores,
                  Inc.
   10.3*          The Children's Place Retail Stores, Inc. 401(k) Plan.
   10.4*          Form of The Children's Place Retail Stores, Inc. Employee
                  Stock Purchase Plan.
   10.5*          The Children's Place Retail Stores, Inc. Management Incentive
                  Plan.
   10.8*          Employment Agreement dated as of June 27, 1996 between the
                  Company and Ezra Dabah.
   10.10*         Form of Indemnification Agreement between the Company and the members of its Board of Directors.
   10.12*         Form of Amended and Restated Registration Rights Agreement,
                  dated as of September 18, 1997.
   10.17*         Buying Agency Agreement dated September 17, 1996 between the
                  Company and KS Best International.
   10.18*         Advisory Agreement dated June 28, 1996 between the Company and
                  Saunders Karp & Megrue, L.P.
   10.19**        Service Agreement, between the Company and AST StockPlan,
                  Inc., dated June 8, 1998.
   10.20***       Lease for a distribution center and corporate headquarters facility between the Company and Hartz Mountain Associates, dated June 30, 1998.
   10.21***       Software Purchase and license agreement between the Company and Trimax Inc. dated August 14, 1998.
   10.22****      Amendment to a lease for a distribution center and corporate headquarters facility between the Company and Hartz Mountain
                  Associates, dated November 20, 1998.
   10.23+         Second Amended and Restated Loan and Security Agreement
                  between the Company and Foothill Capital Corporation, dated
                  July 5, 2000.
   10.24++        Amended and Restated Merchant Services Agreement between the
                  Company and Hurley State Bank, dated as of July 1, 2000.
   10.25++        Lease Agreement between the Company and Haven Gateway LLC, dated as of August 17, 2000.
   10.26++        Lease Agreement between the Company and Hartz Mountain
                  Associates, dated as of October 31, 2000.
   21.1           Subsidiaries of the Company
   23.1           Consent of Independent Public Accountants
   99.1           Letter to Commission pursuant to Temporary Note 3T

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

++ Incorporated by reference to registrant's quarterly report on Form 10-Q for the period ended October 28, 2000. Exhibit 10.24 was filed previously as Exhibit 10.2 in such quarterly report, Exhibit 10.25 was filed previously as Exhibit 10.3 in such quarterly report and Exhibit
         10.26 was filed previously as Exhibit 10.4 in such quarterly report.

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

                                THE CHILDREN'S PLACE RETAIL STORES, INC.
                                By:

                                              /s/ Ezra Dabah
                                        ---------------------------
                                                Ezra Dabah
                                         Chairman of the Board and
                                          Chief Executive Officer
                                               April 8, 2002

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

              SIGNATURE                                          TITLE                                 DATE
              ---------                                          -----                                 ----

            /s/ Ezra Dabah              Chairman of the Board of Directors and Chief Executive     April 8, 2002
--------------------------------------  Officer (Principal Executive Officer)
              Ezra Dabah

          /s/ Seth L. Udasin            Vice President and Chief Financial Officer (Principal      April 8, 2002
--------------------------------------  Financial and Accounting Officer)
            Seth L. Udasin

       /s/ Stanley Silverstein          Director                                                   April 8, 2002
--------------------------------------
         Stanley Silverstein

           /s/ John Megrue              Director                                                   April 8, 2002
--------------------------------------
             John Megrue

          /s/ David J. Oddi             Director                                                   April 8, 2002
--------------------------------------
            David J. Oddi

        /s/ Sally Frame Kasaks          Director                                                   April 8, 2002
--------------------------------------
          Sally Frame Kasaks