Form 10-Q
period 2002-05-04
CHILDRENS PLACE RETAIL STORES INC
filed 2002-05-31
CIK 1041859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended May 4, 2002

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

         Common Stock, par value $0.10 per share, outstanding at May 28, 2002:
26,468,031 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                        FOR THE PERIOD ENDED MAY 4, 2002


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

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              MAY 4, 2002   FEBRUARY 2, 2002
                                                                              -----------   ----------------
                                                                              (UNAUDITED)
                                           ASSETS

Current assets:
    Cash and cash equivalents .............................................     $  66,204      $  45,191
    Accounts receivable ...................................................        14,439         11,895
    Inventories ...........................................................        49,772         59,095
    Prepaid expenses and other current assets .............................        14,448         11,997
    Deferred income taxes .................................................         3,847          3,847
                                                                                ---------      ---------
       Total current assets ...............................................       148,710        132,025
Property and equipment, net ...............................................       149,889        144,657
Deferred income taxes .....................................................         5,332          5,332
Other assets ..............................................................           813            835
                                                                                ---------      ---------
       Total assets .......................................................     $ 304,744      $ 282,849
                                                                                =========      =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
    Revolving credit facility .............................................     $       0      $       0
    Accounts payable ......................................................        22,072         22,177
    Taxes payable .........................................................         9,231          6,195
    Accrued expenses, interest and other current liabilities ..............        28,613         26,311
                                                                                ---------      ---------
       Total current liabilities ..........................................        59,916         54,683
Other long-term liabilities ...............................................        11,512         11,160
                                                                                ---------      ---------
       Total liabilities ..................................................        71,428         65,843
                                                                                ---------      ---------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 26,447,921 shares and 26,372,144 shares issued and outstanding, at May 4, 2002 and
    February 2, 2002, respectively ........................................         2,645          2,637
Additional paid-in capital ................................................        97,076         95,982
Translation adjustments ...................................................           (12)           (12)
Retained earnings .........................................................       133,607        118,399
                                                                                ---------      ---------
       Total stockholders' equity .........................................       233,316        217,006
                                                                                ---------      ---------
       Total liabilities and stockholders' equity .........................     $ 304,744      $ 282,849
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

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THIRTEEN WEEKS ENDED
                                                     --------------------------
                                                     MAY 4, 2002    MAY 5, 2001
                                                     -----------    -----------
Net sales ........................................     $ 173,047      $ 160,461
Cost of sales ....................................        93,919         92,299
                                                       ---------      ---------

Gross profit .....................................        79,128         68,162
Selling, general and administrative expenses .....        46,373         41,252
Depreciation and amortization ....................         8,270          5,869
                                                       ---------      ---------

Operating income .................................        24,485         21,041
Interest (income) expense, net ...................          (246)            31
                                                       ---------      ---------

Income before income taxes .......................        24,731         21,010
Provision for income taxes .......................         9,523          8,192
                                                       ---------      ---------
Net income .......................................     $  15,208      $  12,818
                                                       =========      =========

Basic net income per common share ................     $    0.58      $    0.49
Basic weighted average common shares outstanding .        26,427         26,161

Diluted net income per common share ..............     $    0.56      $    0.48
Diluted weighted average common shares outstanding        27,348         26,844


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      THIRTEEN WEEKS ENDED
                                                                  --------------------------
                                                                  MAY 4, 2002    MAY 5, 2001
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................................     $  15,208      $  12,818
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization ..........................         8,270          5,869
       Deferred financing fee amortization ....................            15             16
       Loss on disposals of property and equipment ............           174            223
       Deferred taxes .........................................             0            129
       Deferred rent ..........................................           568            452
Changes in operating assets and liabilities:
       Accounts receivable ....................................        (2,544)        (4,047)
       Inventories ............................................         9,323         19,701
       Prepaid expenses and other current assets ..............        (2,451)          (920)
       Other assets ...........................................             7            299
       Accounts payable .......................................          (105)        (8,470)
       Accrued expenses, interest and other current liabilities         3,813          8,607
                                                                    ---------      ---------
          Total adjustments ...................................        17,070         21,859
                                                                    ---------      ---------
Net cash provided by operating activities .....................        32,278         34,677
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases ..............................       (12,368)       (15,946)
                                                                    ---------      ---------
Net cash used in investing activities .........................       (12,368)       (15,946)
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases ........         1,103            647
Borrowings under revolving credit facility ....................         5,617        164,544
Repayments under revolving credit facility ....................        (5,617)      (167,868)
                                                                    ---------      ---------
Net cash provided by (used by) financing activities ...........         1,103         (2,677)
                                                                    ---------      ---------
Effect of exchange rate on cash ...............................             0             (2)
                                                                    ---------      ---------
       Net increase in cash and cash equivalents ..............        21,013         16,052
       Cash and cash equivalents, beginning of period .........        45,191          8,141
                                                                    ---------      ---------
Cash and cash equivalents, end of period ......................     $  66,204      $  24,193
                                                                    =========      =========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest ......................     $      21      $     236
Cash paid during the period for income taxes ..................         6,726          2,790


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of February 2, 2002. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended February 2, 2002 included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended May 4, 2002 and May 5, 2001 are not necessarily indicative of operating results for a full fiscal year.


         2.  NET INCOME PER COMMON SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share.


                                                THIRTEEN WEEKS ENDED
                                             ---------------------------
                                             MAY 4, 2002     MAY 5, 2001
                                             -----------     -----------
        Net income (in thousands) ......     $    15,208     $    12,818
                                             ===========     ===========

        Basic shares ...................      26,427,284      26,160,956
        Dilutive effect of stock options         921,034         683,352
                                             -----------     -----------
        Dilutive shares ................      27,348,318      26,844,308
                                             ===========     ===========

        Antidilutive options ...........         134,477         258,733

         Antidilutive options consist of the weighted average of stock options for the respective periods ended May 4, 2002 and May 5, 2001 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.


         3.  LITIGATION

         The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.


         4.  CANADIAN ACQUISITION

         On May 1, 2002, the Company acquired the leases for 23 stores and other assets from Au Coin des Petits/Young Canada, the children's division of Comark, Inc. The Company successfully negotiated to extend the terms of all the acquired leases to provide for full lease terms of approximately 10 years. The stores are based in regional malls located in the provinces of Ontario and Quebec. The Company will convert the acquired locations into The Children's Place stores and plans to reopen these stores in the third quarter of fiscal 2002. To facilitate this expansion, the Company has leased an approximately 30,000 square foot distribution center in Mississauga, Ontario. The Company also put in place a $10 million (Canadian Dollar) demand facility with Toronto Dominion Bank for its Canadian subsidiary that is secured by a standby letter of credit.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF FEDERAL SECURITIES LAWS, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THOSE STATEMENTS INCLUDE, BUT MAY NOT BE LIMITED TO, THE DISCUSSIONS OF THE COMPANY'S OPERATING AND GROWTH STRATEGY. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS" IN THE BUSINESS SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED FEBRUARY 2, 2002. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE TO BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT EVENTS AND CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE ANNUAL AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED FEBRUARY 2, 2002 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:


                                                              THIRTEEN WEEKS ENDED
                                                             -----------------------
                                                             MAY 4, 2002  MAY 5, 2001
                                                             -----------  ----------
                Net sales ..................................       100.0%      100.0%
                Cost of sales ..............................        54.3        57.5
                                                                 -------     -------

                Gross profit ...............................        45.7        42.5
                Selling, general and administrative expenses        26.8        25.7
                Depreciation and amortization ..............         4.8         3.7
                                                                 -------     -------

                Operating income ...........................        14.1        13.1
                Interest (income) expense, net .............        (0.2)       --
                                                                 -------     -------

                Income before income taxes .................        14.3        13.1
                Provision for income taxes .................         5.5         5.1
                                                                 -------     -------
                Net income .................................         8.8%        8.0%
                                                                 =======     =======

                Number of stores, end of period ............       554         437


THIRTEEN WEEKS ENDED MAY 4, 2002 (THE "FIRST QUARTER 2002") COMPARED TO THIRTEEN WEEKS ENDED MAY 5, 2001 (THE "FIRST QUARTER 2001")

         Net sales increased by $12.5 million, or 8%, to $173.0 million during the First Quarter 2002 from $160.5 million during the First Quarter 2001. During the First Quarter 2002, we opened 34 new stores. Net sales for the 34 new stores, as well as the other stores that did not qualify as comparable stores, contributed $28.8 million of our net sales increase. This net sales increase was partially offset by an 11% comparable store sales decline in the First Quarter 2002, which decreased our net sales by $16.3 million. Comparable store sales decreased 2% during the First Quarter 2001.

         During the First Quarter 2002, our comparable store sales decline was primarily attributable to a slowdown in store traffic that was caused in part by the difficult economic climate. We believe that our comparable store sales decline was also unfavorably impacted by low inventory levels and a merchandise mix that was too heavily skewed to fashion merchandise.

         Gross profit increased by $10.9 million to $79.1 million during the First Quarter 2002 from $68.2 million during the First Quarter 2001. As a percentage of net sales, gross profit increased 3.2% to 45.7% during the First Quarter 2002 from 42.5% during the First Quarter 2001. The increase in gross profit, as a percentage of net sales, was principally due to higher initial markups achieved through lower product costs from our manufacturers, partially offset by higher occupancy costs. Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales decline and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sales base.

         Selling, general and administrative expenses increased $5.1 million to $46.4 million during the First Quarter 2002 from $41.3 million during the First Quarter 2001. Selling, general and administrative expenses were 26.8% of net sales during the First Quarter 2002, as compared with 25.7% during the First Quarter 2002. The increase, as a percentage of net sales, was primarily due to higher store payroll, marketing and medical benefit costs, partially offset by lower incentive payouts and pre-opening expenses. Store payroll, as a percentage of net sales, was unfavorably impacted by our comparable store sales decline. Marketing costs, as a percentage of net sales, were higher due to increased efforts to promote The Children's Place brand and generate sales.

         Depreciation and amortization amounted to $8.3 million, or 4.8% of net sales, during the First Quarter 2002, as compared to $5.9 million, or 3.7% of net sales, during the First Quarter 2001. The increase in depreciation and amortization primarily was a result of increases to our store base, depreciation on our E-commerce assets and increased software amortization. During the First Quarter 2001, no depreciation expense was recorded on our E-commerce assets as our website was temporarily closed to improve its operational efficiency.

         During the First Quarter 2002, we recorded net interest income of $0.2 million, or 0.2% of net sales, due to our net cash investment position. During the First Quarter 2002, we had no borrowings under our working capital facility other than letters of credit.

         Our provision for income taxes for the First Quarter 2002 increased to $9.5 million, from an $8.2 million provision for income taxes during the First Quarter 2001, due to our increased profitability. Our effective tax rate was 38.5% and 39.0% during the First Quarter 2002 and the First Quarter 2001, respectively.

         We recorded net income of $15.2 million and $12.8 million during the First Quarter 2002 and the First Quarter 2001, respectively.


LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

         Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday seasons. We have been able to meet our cash needs principally by using cash flows from operations and seasonal borrowings under our working capital facility. As of May 4, 2002, we had no long-term debt obligations.

         Our working capital facility provides for borrowings up to $75 million (including a sublimit for letters of credit of $60 million). As of May 4, 2002, we had no borrowings under our working capital facility and had outstanding letters of credit of $12.4 million. Availability under our working capital facility was $46.4 million. During the First Quarter 2002, we had no borrowings under our working capital facility other than letters of credit. The maximum outstanding letter of credit usage under our working capital facility during the thirteen weeks ended May 4, 2002 was $13.5 million. As of May 4, 2002, we were in compliance with all of our covenants under our working capital facility.

         We are in the process of amending our working capital facility to provide for direct borrowings of our Canadian subsidiary. We have also put in place a $10 million (Canadian dollar) demand facility with Toronto Dominion Bank for our Canadian subsidiary that is secured by a stand by letter of credit.

CASH FLOWS/CAPITAL EXPENDITURES

         During the thirteen weeks ended May 4, 2002, operating activities provided $32.3 million in cash flow as compared to $34.7 million in cash flow provided by operating activities during the thirteen weeks ended May 5, 2001. During the thirteen weeks ended May 4, 2002, cash flows provided by operating activities decreased primarily as a result of a smaller seasonal reduction in inventory resulting from management initiatives to increase store inventory levels, partially offset by increased cash generated from operations and increases in our current liabilities. During the Second Quarter of 2002, we plan to increase our store inventory levels to better support our sales plan.

         Cash flows used in investing activities were $12.4 million and $15.9 million in the thirteen weeks ended May 4, 2002 and the thirteen weeks ended May 5, 2001, respectively. During the thirteen weeks ended May 4, 2002 and the thirteen weeks ended May 5, 2001, cash flows used in investing activities primarily represented capital expenditures for new store openings and remodelings. The decrease in cash flows used in investing activities during the thirteen weeks ended May 4, 2002, was primarily due to the timing of capital expenditures made for our new store openings, remodelings and various equipment needs.

         In the thirteen weeks ended May 4, 2002 and the thirteen weeks ended May 5, 2001, we opened 34 and 37 stores, respectively. In the thirteen weeks ended May 4, 2002 and the thirteen weeks ended May 5, 2001, we remodeled 1 and 6 stores, respectively. During fiscal 2002, we plan to open a total of approximately 130 stores, remodel 6 stores and convert 7 stores to our combo format. Capital expenditures will also include hardware and software to support our information systems initiatives, along with ongoing store, office and distribution equipment needs. In addition, we have leased an approximately 30,000 square foot distribution center in Mississauga, Ontario to support our Canadian operations. We anticipate that total capital expenditures during fiscal 2002 will approximate $50 to $60 million, including our expansion into Canada. We plan to fund these capital expenditures primarily with cash flows from operations.

         Cash flows provided by financing activities were $1.1 million during the thirteen weeks ended May 4, 2002 as compared to $2.7 million used by financing activities in the thirteen weeks ended May 5, 2001. During the thirteen weeks ended May 4, 2002, cash flows provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases. During the thirteen weeks ended May 5, 2001, cash flow used by financing activities reflected net repayments under our working capital facility, partially offset by funds received from the exercise of employee stock options and employee stock purchases.

         We believe that cash on hand, cash generated from operations and funds available under our working capital facility will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. In addition, as we continue our store expansion program we will consider additional sources of financing to fund our long-term growth.

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




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


         EXHIBIT
            NO.                           DESCRIPTION OF DOCUMENT
         --------             --------------------------------------------------

           10.1 Agreement as of May 23, 2002 between the Company and Toronto-Dominion Bank for a Demand Facility.




(b)      REPORTS ON FORM 8-K


     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     THE CHILDREN'S PLACE
                                     RETAIL STORES, INC.
Date:  May 31, 2002
                                     By:         /s/ Ezra Dabah
                                          --------------------------------------
                                              Chairman of the Board and
                                               Chief Executive Officer
                                             (Principal Executive Officer)



Date:  May 31, 2002                  By:         /s/ Seth L. Udasin
                                          --------------------------------------
                                                  Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)