Form 10-Q
period 2002-08-03
CHILDRENS PLACE RETAIL STORES INC
filed 2002-09-17
CIK 1041859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 3, 2002

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

     Common Stock, par value $0.10 per share, outstanding at September 10, 2002:
26,507,275 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE PERIOD ENDED AUGUST 3, 2002


                                TABLE OF CONTENTS

                                    PART I - FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements:                                                    PAGE
                                                                                                   ----
             Consolidated Balance Sheets.......................................................      1

             Consolidated Statements of Income.................................................      2

             Consolidated Statements of Cash Flows.............................................      3

             Notes to Consolidated Financial Statements.......................................       4

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations.......................................................................       6

    Item 3.  Quantitative and Qualitative Disclosures about Market Risks.......................      9


                                    PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings................................................................      10

    Item 4.  Submission to a Vote of Security Holders..........................................     10

    Item 6.  Exhibits and Reports on Form 8-K..................................................     10

    Signatures.................................................................................     11

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 AUGUST 3, 2002         FEBRUARY 2, 2002
                                                                                 --------------         ----------------
                                                                                    (UNAUDITED)
                                           ASSETS
Current assets:
    Cash and cash equivalents.................................................         $ 31,705                 $ 45,191
    Accounts receivable.......................................................           17,506                   11,895
    Inventories...............................................................           62,261                   59,095
    Prepaid expenses and other current assets.................................           18,986                   11,997
    Deferred income taxes.....................................................            4,551                    3,847
                                                                                    -----------              -----------
       Total current assets...................................................          135,009                  132,025
Property and equipment, net...................................................          159,645                  144,657
Deferred income taxes.........................................................            5,332                    5,332
Other assets..................................................................              816                      835
                                                                                   ------------             ------------
       Total assets...........................................................         $300,802                 $282,849
                                                                                       ========                 ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
    Accounts payable..........................................................         $ 29,169                 $ 22,177
    Taxes payable.............................................................              179                    6,195
    Accrued expenses, interest and other current liabilities..................           35,790                   26,311
                                                                                     ----------               ----------
       Total current liabilities..............................................           65,138                   54,683
Other long-term liabilities...................................................           12,169                   11,160
                                                                                     ----------               ----------
       Total liabilities......................................................           77,307                   65,843
                                                                                     ----------               ----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 26,504,808 shares and 26,372,144 shares issued and outstanding, at August 3, 2002 and
    February 2, 2002, respectively............................................            2,650                    2,637
Additional paid-in capital....................................................           97,686                   95,982
Translation adjustments.......................................................             (281)                     (12)
Retained earnings.............................................................          123,440                  118,399
                                                                                      ---------                ---------
       Total stockholders' equity.............................................          223,495                  217,006
                                                                                      ---------                ---------
       Total liabilities and stockholders' equity.............................         $300,802                 $282,849
                                                                                       ========                 ========


     The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THIRTEEN WEEKS ENDED                   TWENTY-SIX WEEKS ENDED
                                                                ---------------------                  ----------------------
                                                         AUGUST 3, 2002     AUGUST 4, 2001        AUGUST 3, 2002    AUGUST 4, 2001
                                                         --------------     --------------        --------------    --------------
Net sales............................................          $128,295           $116,318              $301,342          $276,779
Cost of sales........................................            91,909             75,499               185,828           167,798
                                                              ---------          ---------              --------          --------

Gross profit.........................................            36,386             40,819               115,514           108,981
Selling, general and administrative expenses.........            44,597             40,613                90,970            81,865
Depreciation and amortization........................             8,441              6,473                16,711            12,342
                                                              ---------          ---------              --------          --------

Operating (loss) income..............................           (16,652)            (6,267)                7,833            14,774
Interest (income) expense, net.......................              (118)               112                  (364)              142
                                                              ---------          ---------              --------          --------

(Loss) income before income taxes....................           (16,534)            (6,379)                8,197            14,632
(Benefit) provision for income taxes.................            (6,367)            (2,487)                3,156             5,706
                                                              ----------         ---------              --------          --------
Net (loss) income ...................................         $ (10,167)         $  (3,892)             $  5,041          $  8,926
                                                              ==========         =========              ========          ========

Basic net (loss) income per common share.............            $(0.38)           $ (0.15)                $0.19             $0.34
Basic weighted average common shares outstanding.....            26,492             26,245                26,460            26,203

Diluted net (loss) income per common share ..........            $(0.38)           $ (0.15)                $0.19             $0.33
Diluted weighted average common shares outstanding...            26,492             26,245                27,219            26,922



     The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            TWENTY-SIX WEEKS ENDED
                                                                                            ----------------------
                                                                                   AUGUST 3, 2002       AUGUST 4, 2001
                                                                                   --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................              $5,041               $8,926
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization.........................................              16,711               12,342
       Deferred financing fee amortization...................................                  30                   31
       Loss on disposals of property and equipment...........................                 325                  226
       Deferred taxes........................................................                (688)                 152
       Deferred rent.........................................................               1,201                1,011
Changes in operating assets and liabilities:
       Accounts receivable...................................................              (5,611)              (7,672)
       Inventories...........................................................              (3,166)                (495)
       Prepaid expenses and other current assets.............................              (6,989)              (9,712)
       Other assets..........................................................                 (11)                 298
       Accounts payable......................................................               6,992               (3,691)
       Accrued expenses, interest and other current liabilities..............              (2,047)               2,956
                                                                                      -----------          -----------
          Total adjustments..................................................               6,747               (4,554)
                                                                                      -----------          -----------
Net cash provided by operating activities....................................              11,788                4,372
                                                                                       ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases and lease acquisition.......................             (26,704)            (25,783)
                                                                                       ----------          ----------
Net cash used in investing activities........................................             (26,704)            (25,783)
                                                                                       ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases.......................               1,699                1,348
Borrowings under revolving credit facility...................................              13,228              313,235
Repayments under revolving credit facility...................................             (13,228)            (291,382)
                                                                                       ----------            ---------
Net cash provided by financing activities....................................               1,699               23,201
                                                                                       ----------            ---------
Effect of exchange rate on cash..............................................                (269)                  (9)
                                                                                       ----------            ---------
       Net (decrease) increase in cash and cash equivalents..................             (13,486)               1,781
       Cash and cash equivalents, beginning of period........................              45,191                8,141
                                                                                      -----------            ---------
Cash and cash equivalents, end of period.....................................             $31,705               $9,922
                                                                                       ==========          ===========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest.....................................                 $60                 $485
Cash paid during the period for income taxes.................................              14,735               15,404


     The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of February 2, 2002. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended February 2, 2002 included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the twenty-six weeks ended August 3, 2002 and August 4, 2001 are not necessarily indicative of operating results for a full fiscal year.


         2.  NET (LOSS) INCOME PER COMMON SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles net (loss) income and share amounts utilized to calculate basic and diluted net income per common share.

                                                    THIRTEEN WEEKS ENDED                      TWENTY-SIX WEEKS ENDED
                                                    --------------------                      ----------------------
                                              AUGUST 3, 2002      AUGUST 4, 2001      AUGUST 3, 2002       AUGUST 4, 2001
                                              --------------      --------------      --------------       --------------
    Net (loss) income (in thousands).....           $(10,167)            $(3,892)             $5,041               $8,926
                                                    =========            ========             ======               ======

    Basic shares.........................         26,492,003          26,244,775          26,459,877           26,202,865
    Dilutive effect of stock options.....                  0                   0             758,970              719,392
                                                  ----------          ----------          ----------           ----------
    Dilutive shares......................         26,492,003          26,244,775          27,218,847           26,922,257
                                                  ==========          ==========          ==========           ==========

    Antidilutive options.................          1,062,377             929,148             299,974              216,225

         The net loss per share presented in the consolidated statements of income for the thirteen weeks ended August 3, 2002 and the thirteen weeks ended August 4, 2001, excludes the dilutive effect of stock options, which would be antidilutive as a result of the net loss.

         Antidilutive options consist of the weighted average of stock options for the respective periods ended August 3, 2002 and August 4, 2001 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

         3.  COMPREHENSIVE (LOSS) INCOME

         The following table presents the Company's comprehensive income:

                                                      THIRTEEN WEEKS ENDED                      TWENTY-SIX WEEKS ENDED
                                                      --------------------                      ----------------------
                                              AUGUST 3, 2002      AUGUST 4, 2001      AUGUST 3, 2002       AUGUST 4, 2001
                                              --------------      --------------      --------------       --------------
    Net (loss) income (in thousands).....           $(10,167)            $(3,892)             $5,041               $8,926
    Translation adjustments..............               (269)                 (7)               (269)                  (9)
                                                  ------------        ------------          ----------        -----------
    Comprehensive (loss) income..........           $(10,436)            $(3,899)             $4,772               $8,917
                                                    ========            ========           =========               ======

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                   (CONTINUED)


         4.  LITIGATION

         The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.


         5.  CANADIAN ACQUISITION

         On May 1, 2002, the Company acquired the leases for 23 stores and other assets from Au Coin des Petits/Young Canada, the children's division of Comark, Inc. for an immaterial amount. The Company successfully negotiated to extend the terms of all the acquired leases to provide for full lease terms of approximately 10 years. The stores are based in regional malls located in the provinces of Ontario and Quebec. The Company converted the acquired locations into The Children's Place stores and reopened 13 stores in the second quarter of fiscal 2002. The remaining 10 stores opened in August 2002. To facilitate this expansion, the Company has leased an approximately 30,000 square foot distribution center in Mississauga, Ontario. The Company also entered into a $10 million (Canadian Dollar) facility with Toronto Dominion Bank for its Canadian subsidiary that is secured by a standby letter of credit.

         6.   RECENT ACCOUNTING PRONOUNCEMENTS

         Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this new principle did not have a material impact on the Company's results of operations or financial position.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of SFAS No. 145 upon its effective date and does not expect it to have a material effect on the Company's results of operations or financial position.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this Statement will not have a significant impact on its results of operations or financial position.

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


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                              THIRTEEN WEEKS ENDED                    TWENTY-SIX WEEKS ENDED
                                                              --------------------                    ----------------------
                                                       AUGUST 3, 2002    AUGUST 4, 2001       AUGUST 3, 2002    AUGUST 4, 2001
                                                       --------------    --------------       --------------    --------------

    Net sales.......................................            100.0%            100.0%               100.0%             100.0%
    Cost of sales...................................             71.6              64.9                 61.7               60.6
                                                             --------          --------             --------           --------

    Gross profit....................................             28.4              35.1                 38.3               39.4
    Selling, general and administrative expenses....             34.8              34.9                 30.2               29.6
    Depreciation and amortization...................              6.6               5.6                  5.5                4.5
                                                            ---------         ---------            ---------          ---------

    Operating (loss) income.........................            (13.0)             (5.4)                 2.6                5.3
    Interest (income) expense, net..................             (0.1)              0.1                 (0.1)                 -
                                                            ---------         ---------            ---------          ---------

    (Loss) income before income taxes...............            (12.9)             (5.5)                 2.7                5.3
    (Benefit) provision for income taxes............             (5.0)             (2.2)                 1.0                2.1
                                                            ---------        -----------           ---------         ----------
    Net (loss) income...............................             (7.9)%            (3.3)%                1.7%               3.2%
                                                            =========         ==========           =========         ==========

    Number of stores, end of period.................              600               481                  600                481


THIRTEEN WEEKS ENDED AUGUST 3, 2002 (THE "SECOND QUARTER 2002") COMPARED TO THIRTEEN WEEKS ENDED AUGUST 4, 2001 (THE "SECOND QUARTER 2001")

         Net sales increased by $12.0 million, or 10%, to $128.3 million during the Second Quarter 2002 from $116.3 million during the Second Quarter 2001. During the Second Quarter 2002, we opened 46 new stores, including 13 stores in Canada. Net sales for the 46 new stores, as well as the other stores that did not qualify as comparable stores, contributed $20.9 million of our net sales increase. This net sales increase was partially offset by a 9% comparable store sales decline in the Second Quarter 2002, which decreased our net sales by $8.9 million. Comparable store sales decreased 16% during the Second Quarter 2001.

         During the Second Quarter 2002, our comparable store sales decline resulted from low inventory levels and a merchandise mix that was too heavily skewed to fashion merchandise. Our comparable store sales decline was also unfavorably impacted by a slowdown in store traffic that was caused in part by the difficult economic climate. As a result, we experienced a lower average transaction size and a lower transaction count than the Second Quarter 2001. Although we sold more units per transaction during the Second Quarter 2002 than the Second Quarter 2001, the average retail price was lower as a result of the aggressive markdowns taken to clear our summer merchandise.

         During the four weeks ended August 31, 2002, we experienced a 16% comparable store sales decline, as compared to a 9% comparable store sales decline in the four weeks ended September 1, 2001. Sales continued to be unfavorably impacted by lower back to school inventory levels, lower average unit retails, and lower store traffic.

         Gross profit decreased by $4.4 million to $36.4 million during the Second Quarter 2002 from $40.8 million during the Second Quarter 2001. As a percentage of net sales, gross profit decreased 6.7% to 28.4% during the Second Quarter 2002 from 35.1% during the Second Quarter 2001. The decrease in gross profit, as a percentage of net sales, was principally due to substantially higher markdowns taken to clear summer merchandise and higher occupancy costs, partially offset by higher initial markup achieved through lower product costs from our manufacturers. Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales decline and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sales base.

         Selling, general and administrative expenses increased $4.0 million to $44.6 million during the Second Quarter 2002 from $40.6 million during the Second Quarter 2001. Selling, general and administrative expenses were 34.8% of net sales during the Second Quarter 2002, as compared with 34.9% during the Second Quarter 2001. As a percentage of net sales, selling, general and administrative expenses were comparable to the Second Quarter 2001, although we experienced a comparable store sales decline in the Second Quarter 2002. The Second Quarter 2002 received a benefit from insurance proceeds and management cost cutting initiatives, which were partially offset by higher medical benefit costs, start-up costs from our expansion into Canada and higher store payroll. The benefit from insurance proceeds approximated $1.1 million, or 0.8% of net sales. Store payroll, as a percentage of net sales, was unfavorably impacted by our comparable store sales decline.

         Depreciation and amortization amounted to $8.4 million, or 6.6% of net sales, during the Second Quarter 2002, as compared to $6.5 million, or 5.6% of net sales, during the Second Quarter 2001. The increase in depreciation and amortization primarily was a result of increases to our store base and increased software amortization.

         During the Second Quarter 2002, we recorded net interest income of $0.1 million, or 0.1% of net sales, due to our net cash investment position. During the Second Quarter 2002, we had no borrowings under our working capital facility other than letters of credit. During the Second Quarter 2001, we recorded interest expense of $0.1 million, or 0.1% of net sales, due to borrowings under our working capital facility.

         Our benefit for income taxes for the Second Quarter 2002 was $6.4 million, as compared to a $2.5 million benefit in the Second Quarter 2001. Our effective tax rate was 38.5% and 39.0% during the Second Quarter 2002 and the Second Quarter 2001, respectively.

         We recorded net losses of $10.2 million and $3.9 million during the Second Quarter 2002 and the Second Quarter 2001, respectively.


TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 4, 2001

         Net sales increased $24.5 million, or 9%, to $301.3 million during the twenty-six weeks ended August 3, 2002 from $276.8 million during the twenty-six weeks ended August 4, 2001. Net sales for the 80 stores opened during the twenty-six weeks ended August 3, 2002, as well as the other stores that did not qualify as comparable stores, contributed $49.6 million of the net sales increase. This net sales increase was partially offset by a 10% comparable store sales decline in the twenty-six weeks ended August 3, 2002, which decreased our net sales by $25.1 million. Comparable store sales decreased 8% during the twenty-six weeks ended August 4, 2001. During the twenty-six weeks ended August 3, 2002, our comparable store sales decline was attributable to low inventory levels and a merchandise mix that was too heavily skewed to fashion merchandise. Our comparable store sales decline was also unfavorably impacted by a slowdown in store traffic that was caused in part by the difficult economic climate.

         Gross profit increased by $6.5 million to $115.5 million during the twenty-six weeks ended August 3, 2002 from $109.0 million during the twenty-six weeks ended August 4, 2001. As a percentage of net sales, gross profit decreased 1.1% to 38.3% during the twenty-six weeks ended August 3, 2002 from 39.4% during the twenty-six weeks ended August 4, 2001. The decrease in gross profit, as a percentage of net sales, was principally due to higher occupancy costs and higher markdowns, partially offset by a higher initial markup achieved through lower product costs from our manufacturers. Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales decline and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sale base.

         Selling, general and administrative expenses increased $9.1 million to $91.0 million during the twenty-six weeks ended August 3, 2002 from $81.9 million during the twenty-six weeks ended August 4, 2001. Selling, general and administrative expenses were 30.2% of net sales during the twenty-six weeks ended August 3, 2002 as compared with 29.6% of net sales during the twenty-six weeks ended August 4, 2001. As a percentage of net sales, selling, general and administrative expenses increased due to higher store payroll, medical benefit costs and start-up costs from our expansion into Canada, partially offset by a benefit received from insurance proceeds and management cost cutting initiatives. Store payroll, as a percentage of net sales, was unfavorably impacted by our comparable store sales decline.

         Depreciation and amortization amounted to $16.7 million, or 5.5% of net sales, during the twenty-six weeks ended August 3, 2002, as compared to $12.3 million, or 4.5% of net sales, during the twenty-six weeks ended August 4, 2001. The increase in depreciation and amortization primarily was a result of increases to our store base, increased software amortization and increased depreciation on our E-commerce assets.

         During the twenty-six weeks ended August 3, 2002, we recorded net interest income of $0.4 million, or 0.1% of net sales, due to our net cash investment position. During the twenty-six weeks ended August 3, 2002, we had no borrowings under our working capital facility other than letters of credit. During the twenty-six weeks ended August 4, 2001, we recorded interest expense of $0.1 million due to borrowings under our working capital facility.

         Our provision for income taxes for the twenty-six weeks ended August 3, 2002 was $3.2 million, as compared to a $5.7 million provision during the twenty-six weeks ended August 4, 2001. Our effective tax rate was 38.5% and 39.0% during the twenty-six weeks ended August 3, 2002 and the twenty-six weeks ended August 4, 2001, respectively.

         We recorded net income of $5.0 million and $8.9 million during the twenty-six weeks ended August 3, 2002 and the twenty-six weeks ended August 4, 2001, respectively.


LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

         Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday seasons. We have been able to meet our cash needs principally by using cash flows from operations and seasonal borrowings under our working capital facility. As of August 3, 2002, we had no long-term debt obligations.

         Our working capital facility provides for borrowings up to $75 million (including a sublimit for letters of credit of $60 million). As of August 3, 2002, we had no borrowings under our working capital facility and had outstanding letters of credit of $23.3 million. Availability under our working capital facility was $51.7 million. The maximum outstanding letter of credit usage under our working capital facility during the twenty-six weeks ended August 3, 2002 was $24.4 million. As of August 3, 2002, we were in compliance with all of our covenants under our working capital facility.

         We amended our working capital facility to provide for direct borrowings of our Canadian subsidiary. We have also entered into a $10 million (Canadian dollar) facility with Toronto Dominion Bank for our Canadian subsidiary that is secured by a standby letter of credit. As of August 3, 2002, we had no borrowings under our Canadian facility.

CASH FLOWS/CAPITAL EXPENDITURES

         During the twenty-six weeks ended August 3, 2002, operating activities provided $11.8 million in cash flow as compared to $4.4 million in cash flow provided by operating activities during the twenty-six weeks ended August 4, 2001. During the twenty-six weeks ended August 3, 2002, cash flows provided by operating activities increased primarily as a result of increases in current liabilities and decreases in current assets.

         Cash flows used in investing activities were $26.7 million and $25.8 million in the twenty-six weeks ended August 3, 2002 and the twenty-six weeks ended August 4, 2001, respectively. Cash flows used in investing activities primarily represented capital expenditures for new store openings and remodelings.

         In the twenty-six weeks ended August 3, 2002 and the twenty-six weeks ended August 4, 2001, we opened 80 and 81 stores, respectively. During the Second Quarter 2002, we also opened an approximately 30,000 square foot distribution center in Mississauga, Ontario to support our Canadian operations. In the twenty-six weeks ended August 3, 2002, we remodeled 2 stores and converted 3 stores into our combo format. During the twenty six weeks ended August 4, 2001, we remodeled 8 stores. During fiscal 2002, we plan to open a total of approximately 130 stores, remodel 6 stores and convert 6 stores to our combo format. We also plan to close 2 stores during the remainder of fiscal 2002. Capital expenditures also include hardware and software to support our information systems initiatives, along with ongoing store, office and distribution equipment needs. We anticipate that total capital expenditures during fiscal 2002 will approximate $50 to $60 million, including our expansion into Canada. We plan to fund these capital expenditures primarily with cash flows from operations.

         Cash flows provided by financing activities were $1.7 million during the twenty-six weeks ended August 3, 2002 as compared to $23.2 million provided by financing activities in the twenty-six weeks ended August 3, 2001. During the twenty-six weeks ended August 3, 2002, cash flows provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases. During the twenty-six weeks ended August 4, 2001, cash flow provided by financing activities reflected net borrowings under our working capital facility and funds received from the exercise of employee stock options and employee stock purchases.

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

         None.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on June 6, 2002. The following matters were voted on by the stockholders:

         1. Election of two Directors. Messrs. Dabah and Megrue were elected to the Company's Board of Directors for terms expiring in 2005. The results of the voting were as follows: 24,864,865 votes in favor of Mr. Dabah, with 700,593 votes withheld; 25,276,430 votes in favor of Mr. Megrue, with 289,028 votes withheld.

         2. Approval of an amendment to the Company's 1997 stock option plan to increase by 1,500,000 the number of shares available for issuance thereunder. The result of the vote was 20,853,924 in favor, 875,474 against, and 13,399 abstaining.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

    EXHIBIT
     NO.                DESCRIPTION OF DOCUMENT
    -------  --------------------------------------------------------------

    10.2 Lease Agreement as of August 21, 2000 between Orion Properties LTD., and Orlando Corporation and HMV Canada, Inc. Together with, Consent to Assignment as of April 5, 2002 between the Company and Orion Properties LTD., and Orlando Corporation and HMV Canada, Inc. Together with, Assignment of Lease as of April 10, 2002 between the Company and HMV Canada, Inc.


(b)      REPORTS ON FORM 8-K


     Changes in Registrant's Certifying Accountant, dated July 15, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        THE CHILDREN'S PLACE
                                        RETAIL STORES, INC.
Date:  September 17, 2002
                                        By:     /s/  EZRA DABAH
                                             ----------------------------------
                                                Chairman of the Board and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)



Date:  September 17, 2002               By:     /s/  SETH L. UDASIN
                                            -----------------------------------
                                                 Vice President and
                                              Chief Financial Officer
                                            (Principal Financial Officer)

                                  CERTIFICATIONS

I, Ezra Dabah, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Children's Place Retail Stores, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002


                                        By:       /s/  EZRA DABAH
                                             ----------------------------------
                                              Chairman of the Board and
                                               Chief Executive Officer









I, Seth L. Udasin, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Children's Place Retail Stores, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002

                                          By:      /s/  SETH L. UDASIN
                                              ------------------------------
                                                 Vice President and
                                               Chief Financial Officer

                                  CERTIFICATIONS

         I, Ezra Dabah, Chairman and Chief Executive Officer of The Children's Place Retail Stores, Inc. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The quarterly report of the Company on Form 10-Q for the period ended August 3, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 17day of September, 2002.


                                   By:       /s/  EZRA DABAH
                                        --------------------------------------
                                         Chairman of the Board and
                                          Chief Executive Officer






         I, Seth L. Udasin, Vice President and Chief Financial Officer of The Children's Place Retail Stores, Inc. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The quarterly report of the Company on Form 10-Q for the period ended August 3, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 17day of September, 2002.


                                  By:         /s/  SETH L. UDASIN
                                       ---------------------------------
                                            Vice President and
                                           Chief Financial Officer