Form 10-Q
period 2002-11-02
CHILDRENS PLACE RETAIL STORES INC
filed 2002-12-16
CIK 1041859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 2, 2002

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

      Common Stock, par value $0.10 per share, outstanding at December 9, 2002: 26,596,654 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE PERIOD ENDED NOVEMBER 2, 2002


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:                                                    PAGE
                                                                                               ----

         Consolidated Balance Sheets.......................................................      1

         Consolidated Statements of Income.................................................      2

         Consolidated Statements of Cash Flows.............................................      3

         Notes to Consolidated Financial Statements........................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.....................................................................      6

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.......................      9

Item 4.  Controls and Procedures...........................................................      9


                                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................     10

Item 6.  Exhibits and Reports on Form 8-K..................................................     10

Signatures.................................................................................     11

                        PART I - FINANCIAL INFORMATION

                  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   THE CHILDREN'S PLACE RETAIL STORES, INC.

                         CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  NOVEMBER 2, 2002      FEBRUARY 2, 2002
                                                                                  ----------------      ----------------
                                                                                       (UNAUDITED)
                                           ASSETS
Current assets:
    Cash and cash equivalents...................................................         $  14,446             $  45,191
    Accounts receivable.........................................................            17,047                11,895
    Inventories.................................................................            84,343                59,095
    Prepaid expenses and other current assets...................................            20,297                11,997
    Deferred income taxes.......................................................             4,552                 3,847
                                                                                       -----------           -----------
       Total current assets.....................................................           140,685               132,025
Property and equipment, net.....................................................           161,537               144,657
Other assets....................................................................             6,129                 6,167
                                                                                       -----------           -----------
       Total assets.............................................................          $308,351              $282,849
                                                                                       ===========           ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
    Accounts payable............................................................         $  32,500             $  22,177
    Taxes payable...............................................................               504                 6,195
    Accrued expenses, interest and other current liabilities....................            36,443                26,311
                                                                                       -----------           -----------
       Total current liabilities................................................            69,447                54,683
Other long-term liabilities.....................................................            13,405                11,160
                                                                                       -----------           -----------
       Total liabilities........................................................            82,852                65,843
                                                                                       -----------           -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 26,557,279 shares and 26,372,144 shares issued and outstanding, at November 2, 2002 and
    February 2, 2002, respectively..............................................             2,656                 2,637
Additional paid-in capital......................................................            97,913                95,982
Accumulated other comprehensive income..........................................              (114)                  (12)
Retained earnings...............................................................           125,044               118,399
                                                                                       -----------           -----------
       Total stockholders' equity...............................................           225,499               217,006
                                                                                       -----------           -----------
       Total liabilities and stockholders' equity...............................          $308,351              $282,849
                                                                                       ===========           ===========


  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                                 --------------------               -----------------------
                                                        NOVEMBER 2, 2002    NOVEMBER 3, 2001    NOVEMBER 2, 2002    NOVEMBER 3, 2001
                                                        ----------------    ----------------    ----------------    ----------------

Net sales.............................................          $173,403            $181,433            $474,745            $458,212
Cost of sales.........................................           111,663              97,363             297,492             265,161
                                                               ---------          ----------           ---------           ---------

Gross profit..........................................            61,740              84,070             177,253             193,051
Selling, general and administrative expenses..........            49,949              45,798             140,919             127,663
Depreciation and amortization.........................             9,300               7,374              26,011              19,716
                                                               ---------          ----------           ---------           ---------

Operating income......................................             2,491              30,898              10,323              45,672
Interest (income) expense, net........................              (118)                195                (483)                337
                                                               ---------          ----------           ---------           ---------

Income before income taxes............................             2,609              30,703              10,806              45,335
Provision for income taxes............................             1,005              11,984               4,161              17,690
                                                               ---------          ----------           ---------           ---------
Net income ...........................................          $  1,604            $ 18,719            $  6,645            $ 27,645
                                                               =========          ==========           =========           =========

Basic net income per common share.....................             $0.06               $0.71               $0.25               $1.05
Basic weighted average common shares outstanding......            26,523              26,281              26,481              26,229

Diluted net income per common share ..................             $0.06               $0.70               $0.25               $1.03
Diluted weighted average common shares outstanding....            26,756              26,876              27,064              26,907



  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           THIRTY-NINE WEEKS ENDED
                                                                                           -----------------------
                                                                                 NOVEMBER 2, 2002        NOVEMBER 3, 2001
                                                                                 ----------------        ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................              $6,645                 $27,645
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization.........................................              26,011                  19,716
       Deferred financing fee amortization...................................                  41                      47
       Loss on disposals of property and equipment...........................                 401                     598
       Deferred taxes........................................................                (688)                    152
       Deferred rent.........................................................               2,416                   1,635
Changes in operating assets and liabilities:
       Accounts receivable...................................................              (5,152)                 (9,971)
       Inventories...........................................................             (25,248)                (11,199)
       Prepaid expenses and other current assets.............................              (8,300)                 (1,652)
       Other assets..........................................................                  (3)                    298
       Accounts payable......................................................              10,323                  (1,887)
       Accrued expenses, interest and other current liabilities..............               1,469                   9,312
                                                                                      -----------             -----------
          Total adjustments..................................................               1,270                   7,049
                                                                                      -----------             -----------
Net cash provided by operating activities....................................               7,915                  34,694
                                                                                      -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases and lease acquisition.......................             (40,490)                (39,900)
                                                                                      -----------             -----------
Net cash used in investing activities........................................             (40,490)                (39,900)
                                                                                      -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases.......................               1,932                   1,678
Borrowings under revolving credit facility...................................              30,933                 489,823
Repayments under revolving credit facility...................................             (30,933)               (485,782)
                                                                                      -----------             -----------
Net cash provided by financing activities....................................               1,932                   5,719
                                                                                      -----------             -----------
Effect of exchange rate changes on cash......................................                (102)                     (1)
                                                                                      -----------             -----------
       Net (decrease) increase in cash and cash equivalents..................             (30,745)                    512
       Cash and cash equivalents, beginning of period........................              45,191                   8,141
                                                                                      -----------             -----------
Cash and cash equivalents, end of period.....................................             $14,446                  $8,653
                                                                                      ===========             ===========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest.....................................                $115                    $751
Cash paid during the period for income taxes.................................              14,749                  15,537



  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of February 2, 2002. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended February 2, 2002 included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 are not necessarily indicative of operating results for a full fiscal year.


         2.  NET INCOME PER COMMON SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share.

                                                       THIRTEEN WEEKS ENDED                        THIRTY-NINE WEEKS ENDED
                                                       --------------------                        -----------------------
                                             NOVEMBER 2, 2002      NOVEMBER 3, 2001         NOVEMBER 2, 2002      NOVEMBER 3, 2001
                                             ----------------      ----------------         ----------------      ----------------

   Net income.............................             $1,604               $18,719                   $6,645               $27,645
                                                   ==========            ==========               ==========            ==========

   Basic shares...........................         26,523,025            26,280,753               26,480,926            26,228,828
   Dilutive effect of stock options.......            232,487               595,187                  583,476               677,990
                                                   ----------            ----------               ----------            ----------
   Dilutive shares........................         26,755,512            26,875,940               27,064,402            26,906,818
                                                   ==========            ==========               ==========            ==========

   Antidilutive options...................          1,472,581               437,150                  690,843               289,867

         Antidilutive options consist of the weighted average of stock options for the respective periods ended November 2, 2002 and November 3, 2001 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

         3.  COMPREHENSIVE INCOME

         The following table presents the Company's comprehensive income:

                                                       THIRTEEN WEEKS ENDED                        THIRTY-NINE WEEKS ENDED
                                                       --------------------                        -----------------------
                                             NOVEMBER 2, 2002      NOVEMBER 3, 2001         NOVEMBER 2, 2002      NOVEMBER 3, 2001
                                             ----------------      ----------------         ----------------      ----------------
   Net income.............................             $1,604               $18,719                   $6,645               $27,645
   Translation adjustments................                167                     8                     (102)                   (1)
                                                   ----------            ----------               ----------            ----------
   Comprehensive income...................             $1,771               $18,727                   $6,543               $27,644
                                                   ==========            ==========               ==========            ==========

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


         5.  CANADIAN LEASE ACQUISITION

         On May 1, 2002, the Company acquired the leases for 23 stores and other assets from Au Coin des Petits/Young Canada, the children's division of Comark, Inc., for an immaterial amount. The Company successfully negotiated to extend the terms of all the acquired leases to provide for full lease terms of approximately 10 years. The stores are based in regional malls located in the provinces of Ontario and Quebec. The Company converted the acquired locations into The Children's Place stores and reopened 13 stores in the second quarter of fiscal 2002. The remaining 10 stores opened in August 2002. To facilitate this expansion, the Company has leased an approximately 30,000 square foot distribution center in Mississauga, Ontario. The Company also entered into a $10 million (Canadian Dollar) facility with Toronto Dominion Bank for its Canadian subsidiary that is secured by a standby letter of credit.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13 "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of this new principle did not have a material impact on the Company's results of operations or financial position.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this Statement will not have a significant impact on its results of operations or financial position.

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

       THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE ANNUAL AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED FEBRUARY 2, 2002, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                              THIRTEEN WEEKS ENDED                    THIRTY-NINE WEEKS ENDED
                                                              --------------------                    -----------------------
                                                  NOVEMBER 2, 2002     NOVEMBER 3, 2001     NOVEMBER 2, 2002     NOVEMBER 3, 2001
                                                  ----------------     ----------------     ----------------     ----------------

   Net sales....................................             100.0%               100.0%               100.0%               100.0%
   Cost of sales................................              64.4                 53.7                 62.7                 57.9
                                                         ---------            ---------            ---------            ---------

   Gross profit.................................              35.6                 46.3                 37.3                 42.1
   Selling, general and administrative expenses.              28.8                 25.2                 29.7                 27.8
   Depreciation and amortization................               5.4                  4.1                  5.4                  4.3
                                                        ----------           ----------           ----------           ----------

   Operating income.............................               1.4                 17.0                  2.2                 10.0
   Interest (income) expense, net...............              (0.1)                 0.1                 (0.1)                 0.1
                                                        ----------           ----------           ----------           ----------

   Income before income taxes...................               1.5                 16.9                  2.3                  9.9
   Provision for income taxes...................               0.6                  6.6                  0.9                  3.9
                                                        ----------           ----------           ----------           ----------
   Net income...................................               0.9%                10.3%                 1.4%                 6.0%
                                                        ==========            =========           ==========           ==========

   Number of stores, end of period..............               629                  513                  629                  513


THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 (THE "THIRD QUARTER 2002") COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 (THE "THIRD QUARTER 2001")

         Net sales decreased by $8.0 million, or 4%, to $173.4 million during the Third Quarter 2002 from $181.4 million during the Third Quarter 2001. During the Third Quarter 2002, we opened 30 new stores, including 13 stores in Canada, and closed 1 store. Our net sales decrease resulted from a 21% comparable store sales decline in the Third Quarter 2002, which decreased our net sales by $35.1 million. Net sales for the 30 new stores, as well as the other stores that did not qualify as comparable stores, increased our net sales by $27.1 million. Comparable store sales decreased 9% during the Third Quarter 2001.

         During the Third Quarter 2002, our comparable store sales decline resulted from low inventory levels partially caused by late deliveries and a merchandise mix that was too heavily skewed to fashion merchandise and contained an over assortment of styles. Our comparable store sales decline was also unfavorably impacted by a slowdown in store traffic that was caused in part by the difficult economic climate. As a result, we experienced a lower average transaction size and a lower number of comparable store transactions compared to the Third Quarter 2001. Although we sold more units per transaction during the Third Quarter 2002 than the Third Quarter 2001, the average retail price was lower as a result of the aggressive markdowns taken to clear our summer and fall merchandise, as well as our strategic decision to lower prices in order to be more competitive.

         During the four weeks ended November 30, 2002, we experienced an 18% comparable store sales decline, as compared to a 16% comparable store sales decline in the four weeks ended December 1, 2001. Sales continued to be unfavorably impacted by a merchandise mix that was too heavily skewed to fashion merchandise and contained an over assortment of styles, low inventory levels, particularly in our core basic styles, and lower average unit retails. Our low inventory levels were in part a result of delivery delays on our holiday lines, some of which were due to the West Coast ports labor dispute.

         Gross profit decreased by $22.3 million to $61.7 million during the Third Quarter 2002 from $84.1 million during the Third Quarter 2001. As a percentage of net sales, gross profit decreased 10.7% to 35.6% during the Third Quarter 2002 from 46.3% during the Third Quarter 2001. The decrease in gross profit, as a percentage of net sales, was principally due to substantially higher markdowns taken to clear summer and fall merchandise and higher occupancy costs, partially offset by higher initial markup achieved through lower product costs from our manufacturers. Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales decline and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sales base. In addition, gross profit was also unfavorably impacted by incremental freight costs we incurred due to the West Coast ports labor dispute.

         Selling, general and administrative expenses increased $4.1 million to $49.9 million during the Third Quarter 2002 from $45.8 million during the Third Quarter 2001. Selling, general and administrative expenses were 28.8% of net sales during the Third Quarter 2002, as compared with 25.2% during the Third Quarter 2001. This increase, as a percentage of net sales, was primarily due to higher store payroll costs and increased insurance and marketing costs. Store payroll, as a percentage of net sales, was unfavorably impacted by our comparable store sales decline. Our marketing costs were higher in the Third Quarter 2002, as a percentage of net sales, due to our marketing campaign to introduce The Children's Place brand in Canada, as well as the timing of our holiday print media campaign. During fiscal 2001, our holiday print media campaign was incurred in the fourth quarter.

         Depreciation and amortization amounted to $9.3 million, or 5.4% of net sales, during the Third Quarter 2002, as compared to $7.4 million, or 4.1% of net sales, during the Third Quarter 2001. The increase in depreciation and amortization primarily was a result of increases to our store base and increased software amortization.

         During the Third Quarter 2002, we recorded net interest income of $0.1 million, or 0.1% of net sales, due to our net cash investment position. At the end of the Third Quarter 2002, we had no borrowings under our working capital facility other than letters of credit. During the Third Quarter 2001, we recorded interest expense of $0.2 million, or 0.1% of net sales, due to borrowings under our working capital facility.

         Our provision for income taxes for the Third Quarter 2002 was $1.0 million, as compared to a $12.0 million provision in the Third Quarter 2001. Our effective tax rate was 38.5% and 39.0% during the Third Quarter 2002 and the Third Quarter 2001, respectively.

         Due to the factors discussed above, net income was $1.6 million and $18.7 million during the Third Quarter 2002 and the Third Quarter 2001, respectively.

THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001

         Net sales increased $16.5 million, or 4%, to $474.7 million during the thirty-nine weeks ended November 2, 2002 from $458.2 million during the thirty-nine weeks ended November 3, 2001. Net sales for the 110 stores opened during the thirty-nine weeks ended November 2, 2002, as well as the other stores that did not qualify as comparable stores, contributed $76.8 million of the net sales increase. This net sales increase was partially offset by a 15% comparable store sales decline in the thirty-nine weeks ended November 2, 2002, which decreased our net sales by $60.3 million. Comparable store sales decreased 8% during the thirty-nine weeks ended November 3, 2001. During the thirty-nine weeks ended November 2, 2002, our comparable store sales decline was attributable to low inventory levels and a merchandise mix that was too heavily skewed to fashion merchandise and contained an over assortment of styles. Our comparable store sales decline was also unfavorably impacted by a slowdown in store traffic that was caused in part by the difficult economic climate.

         Gross profit decreased by $15.8 million to $177.3 million during the thirty-nine weeks ended November 2, 2002 from $193.1 million during the thirty-nine weeks ended November 3, 2001. As a percentage of net sales, gross profit decreased 4.8% to 37.3% during the thirty-nine weeks ended November 2, 2002 from 42.1% during the thirty-nine weeks ended November 3, 2001. The decrease in gross profit, as a percentage of net sales, was principally due to higher occupancy costs and higher markdowns, partially offset by a higher initial markup achieved through lower product costs from our manufacturers. Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales decline and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sale base. Markdowns were higher, as a percentage of net sales, due to substantially higher markdowns taken to clear summer and fall merchandise during the second and third quarters of fiscal 2002.

         Selling, general and administrative expenses increased $13.2 million to $140.9 million during the thirty-nine weeks ended November 2, 2002 from $127.7 million during the thirty-nine weeks ended November 3, 2001. Selling, general and administrative expenses were 29.7% of net sales during the thirty-nine weeks ended November 2, 2002 as compared with 27.8% of net sales during the thirty-nine weeks ended November 3, 2001. As a percentage of net sales, selling, general and administrative expenses increased due to higher store payroll, medical benefit costs and start-up costs from our expansion into Canada, partially offset by a benefit received from insurance proceeds and management cost cutting initiatives. The benefit from insurance proceeds from a property damage claim from one of our distribution centers approximated $1.2 million, or 0.3% of net sales. Store payroll, as a percentage of net sales, was unfavorably impacted by our comparable store sales decline.

         Depreciation and amortization amounted to $26.0 million, or 5.4% of net sales, during the thirty-nine weeks ended November 2, 2002, as compared to $19.7 million, or 4.3% of net sales, during the thirty-nine weeks ended November 3, 2001. The increase in depreciation and amortization primarily was a result of a larger store base and increased software amortization.

         During the thirty-nine weeks ended November 2, 2002, we recorded net interest income of $0.5 million, or 0.1% of net sales, due to our net cash investment position. At the end of the thirty-nine weeks ended November 2, 2002, we had no borrowings under our working capital facility other than letters of credit. During the thirty-nine weeks ended November 3, 2001, we recorded interest expense of $0.3 million due to borrowings under our working capital facility.

         Our provision for income taxes for the thirty-nine weeks ended November 2, 2002 was $4.2 million, as compared to a $17.7 million provision during the thirty-nine weeks ended November 3, 2001. Our effective tax rate was 38.5% and 39.0% during the thirty-nine weeks ended November 2, 2002 and the thirty-nine weeks ended November 3, 2001, respectively.

         Due to the factors discussed above, net income was $6.6 million and $27.6 million during the thirty-nine weeks ended November 2, 2002 and the thirty-nine weeks ended November 3, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

         Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday seasons. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our working capital facility. As of November 2, 2002, we had no long-term debt obligations.

         Our working capital facility provides for borrowings up to $75 million (including a sublimit for letters of credit of $60 million). As of November 2, 2002, we had no borrowings under our working capital facility and had outstanding letters of credit of $28.5 million. Availability under our working capital facility was $46.5 million. The maximum outstanding letter of credit usage under our working capital facility during the thirty-nine weeks ended November 2, 2002 was $29.1 million. As of November 2, 2002, we were in compliance with all of our covenants under our working capital facility.

         We amended our working capital facility to provide for direct borrowings of our Canadian subsidiary. We have also entered into a $10 million (Canadian dollar) facility with Toronto Dominion Bank for our Canadian subsidiary that is secured by a standby letter of credit. As of November 2, 2002, we had no borrowings under our Canadian facility and had outstanding letters of credit of $0.1 million (Canadian dollars). The maximum outstanding usage under our Canadian credit facility was $2.5 million (Canadian dollars) since the inception of the facility in July 2002.

CASH FLOWS/CAPITAL EXPENDITURES

         During the thirty-nine weeks ended November 2, 2002, operating activities provided $7.9 million in cash flow as compared to $34.7 million in cash flow provided by operating activities during the thirty-nine weeks ended November 3, 2001. During the thirty-nine weeks ended November 2, 2002, cash flows provided by operating activities decreased primarily as a result of lower operating earnings and increases in current assets, partially offset by increases in current liabilities.

         Cash flows used in investing activities were $40.5 million and $39.9 million in the thirty-nine weeks ended November 2, 2002 and the thirty-nine weeks ended November 3, 2001, respectively. Cash flows used in investing activities primarily represented capital expenditures for new store openings and remodelings.

         In the thirty-nine weeks ended November 2, 2002 and the thirty-nine weeks ended November 3, 2001, we opened 110 and 114 stores, respectively. During the Second Quarter 2002, we also opened an approximately 30,000 square foot distribution center in Mississauga, Ontario to support our Canadian operations. In the thirty-nine weeks ended November 2, 2002, we remodeled 4 stores and converted 3 stores into our combo format. During the thirty-nine weeks ended November 3, 2001, we remodeled 8 stores. As of December 16, 2002, we have opened a total of 126 stores, remodeled 5 stores and converted 5 stores to our combo format. We have closed one store during the thirty-nine weeks ended November 2, 2002 and plan to close an additional 2 stores during the remainder of fiscal 2002. Capital expenditures also include hardware and software to support our information systems initiatives, along with ongoing store, office and distribution equipment needs. We anticipate that total capital expenditures during fiscal 2002 will be approximately $50 million, including our expansion into Canada. We plan to fund these capital expenditures primarily with cash on hand and cash flows from operations.

         Cash flows provided by financing activities were $1.9 million during the thirty-nine weeks ended November 2, 2002 as compared to $5.7 million provided by financing activities in the thirty-nine weeks ended November 3, 2001. During the thirty-nine weeks ended November 2, 2002, cash flows provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases. During the thirty-nine weeks ended November 3, 2001, cash flow provided by financing activities reflected net borrowings under our working capital facility and funds received from the exercise of employee stock options and employee stock purchases.

         During fiscal 2003, we anticipate opening approximately 50 stores. We believe that cash on hand, cash generated from operations and funds available under our working capital facility will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. In addition, we will consider additional sources of financing to fund our long-term growth, as necessary.

         Our ability to meet our capital requirements will depend on our ability to generate cash from operations and successfully implement our store expansion plans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         None.

ITEM 4.: CONTROLS AND PROCEDURES

         During the 90-day period prior to the filing of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, and as of the date of that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


         EXHIBIT
            NO.                                          DESCRIPTION OF DOCUMENT
        ----------             ---------------------------------------------------------------------------------------
           10.3                  Amendment Number One to Second Amended and Restated Loan and Security Agreement
                                 between the Company and Foothill Capital Corporation, dated April, 2002.

           10.4                  Letter Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation, dated September 26, 2002.

(b)      REPORTS ON FORM 8-K


     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           THE CHILDREN'S PLACE
                                           RETAIL STORES, INC.
Date:  December 16, 2002
                                           By:       /s/ Ezra Dabah
                                              ----------------------------------
                                                  Chairman of the Board and
                                                   Chief Executive Officer
                                                (Principal Financial Officer)



Date:  December 16, 2002                   By:      /s/ Seth L. Udasin
                                              ----------------------------------
                                                     Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

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

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                 (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




      Date:  December 16, 2002


                                           By:          /s/  Ezra Dabah
                                               ---------------------------------
                                                   Chairman of the Board and
                                                    Chief Executive Officer

                                 CERTIFICATIONS


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

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                 (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  December 16, 2002

                                           By:          /s/  Seth L. Udasin
                                               ---------------------------------
                                                      Vice President and
                                                    Chief Financial Officer

                                 CERTIFICATIONS

         I, Ezra Dabah, Chairman and Chief Executive Officer of The Children's Place Retail Stores, Inc. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The quarterly report of the Company on Form 10-Q for the period ended November 2, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 16th day of December, 2002.


                                           By:          /s/  Ezra Dabah
                                               ---------------------------------
                                                   Chairman of the Board and
                                                    Chief Executive Officer







         I, Seth L. Udasin, Vice President and Chief Financial Officer of The Children's Place Retail Stores, Inc. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The quarterly report of the Company on Form 10-Q for the period ended November 2, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 16th day of December, 2002.


                                           By:          /s/  Seth L. Udasin
                                               ---------------------------------
                                                      Vice President and
                                                    Chief Financial Officer