Form 10-K
period 2003-02-01
CHILDRENS PLACE RETAIL STORES INC
filed 2003-05-01
CIK 1041859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)
      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FIFTY-TWO WEEKS ENDED FEBRUARY 1, 2003

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-23071

                                   ----------

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

                                 Yes /X/ No /_/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes /X/ No /_/

     The aggregate market value of common stock held by non-affiliates was $225,464,945 at the close of business on August 2, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Stock Market.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at April 15, 2003: 26,603,030 shares.

     Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its annual meeting of stockholders to be held on June 17, 2003, are incorporated partially in Part III hereof.

================================================================================

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                           ANNUAL REPORT ON FORM 10-K
                 FOR THE FIFTY-TWO WEEKS ENDED FEBRUARY 1, 2003
                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I
     1.      Business..................................................................................        1
     2.      Properties................................................................................       12
     3.      Legal Proceedings.........................................................................       12
     4.      Submissions of Matters to a Vote of Security Holders......................................       12

PART II
     5.      Market for Registrant's Common Equity and Related Stockholder Matters.....................       13
     6.      Selected Financial Data...................................................................       14
     7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....       15
     7A.     Quantitative and Qualitative Disclosures about Market Risk................................       22
     8.      Financial Statements and Supplementary Data...............................................       22
     9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.....       22

PART III
     10.     Directors and Executive Officers of the Registrant........................................       23
     11.     Executive Compensation....................................................................       23
     12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters...........................................................       23
     13.     Certain Relationships and Related Transactions............................................       23
     14.     Controls and Procedures...................................................................       23
     15.     Principal Accountant Fees and Services....................................................       23

PART IV
     16      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................       24

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

OVERVIEW

     The Children's Place Retail Stores, Inc. is a specialty retailer of apparel and accessories for children from newborn to twelve years of age. We design, source and market our products under our proprietary "The Children's Place" brand name for sale exclusively in our stores and on our website. As of April 15, 2003, we operated 656 stores in the United States and Canada. Our merchandising objective is to offer a unique, coordinated and balanced lifestyle assortment of high quality basic and fashion merchandise, at prices that represent substantial value to our customers.

     We believe that our merchandise assortment appeals to customers from a broad range of socioeconomic and demographic profiles. Our designers interpret style and color fashion trends to develop a selection of fresh and youthful coordinated outfits that distinguishes "The Children's Place" brand. We believe that our up to date merchandise styling, our coordinated, high quality products and our consistent value pricing have created name recognition and customer loyalty for "The Children's Place" brand.

     Fiscal 2002 was a disappointing year for The Children's Place, due to a number of factors. We believe we offered our customers a merchandise assortment that was too heavily weighted toward fashion and that contained an over assortment of styles. In addition, we lacked the necessary inventory depth in key items, and experienced late merchandise deliveries, all of which resulted in a significant amount of markdowns. These challenges were further compounded by the continued weakness of the economy, which created a highly promotional retail environment.

     Net sales in fiscal 2002 were $671.4 million, compared to net sales of $657.0 million reported in fiscal 2001. During fiscal 2002, we experienced a comparable store sales decline of 16%, which primarily reflected the business challenges mentioned above, compared to an 8% decline in fiscal 2001. Net income in fiscal 2002 was $8.9 million, or $0.33 per share, compared to net income of $46.6 million, or $1.73 per share in fiscal 2001.

     We are implementing several strategies to address the challenges we faced in fiscal 2002. We are reducing both the number of styles and the number of items offered within our stores, to present our customers with a clear and focused product assortment. We will also offer a greater percentage of basic items, in an effort to create a better balance between our fashion and basic merchandise. In addition, the quality of our garments has been and will continue to be enhanced, featuring increased fabric weight on a certain number of our styles and garment washing. While increasing our quality, we are reducing our prices to employ an everyday value pricing strategy. Together, these strategies are designed with the goal of creating a strong competitive position within the children's apparel retail market.

     Over the last several years, we aggressively opened new stores to capitalize on our attractive store economics. During fiscal 2002 we opened 126 new stores, compared to the opening of 121 new stores in fiscal 2001. We closed three stores in fiscal 2002 and one store in fiscal 2001. Included in the 2002 store openings were 28 stores in Canada, our first entry into the international marketplace. While we continue to believe that we have the opportunity to increase our store base, in the near term we have decided to slow our growth until we improve our comparable store sales trends and see a sustainable turn in the business. As a result, our store growth plan in 2003 includes opening approximately 50 stores, 40 in the United States and 10 in Canada.

     We believe that the following core competencies have contributed to our long-term success:

     MERCHANDISING STRATEGY. Our merchandising strategy is built on offering an appealing collection of interchangeable outfits and accessories to create a coordinated look distinctive to The Children's Place. We offer an updated, focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful look at value prices that we believe distinguishes "The Children's Place" brand. We divide the year into quarterly merchandising seasons: Spring, Summer, Back-to-School and Holiday. Each season is built around a theme that includes an assortment of coordinated basic and fashion apparel with matching accessories designed to encourage multiple item purchases and wardrobe building.

     VALUE PRICING STRATEGY. We offer high-quality clothing and accessories under "The Children's Place" brand name at prices below most of our direct mall-based competitors. We employ this value pricing strategy across our entire merchandise offering. Our attractive price points are an important factor in the broad consumer appeal that our brand has benefited from over the years. The weakness in the economy has created a highly promotional retail environment. We believe this, combined with an increase in the amount of competition, has resulted in a narrowing of the gap between our prices and those of our competitors. In an effort to regain our advantage, our current strategy calls for enhancing the quality of our garments while reducing our average unit retail prices. With the inception of our everyday value pricing strategy, we intend to reduce the amount of promotional activity that has occurred over the past year.

     BRAND IMAGE. We continue to build a strong loyalty and brand image for "The Children's Place" by (1) offering high-quality products at value prices, (2) providing a distinctive collection of coordinated and interchangeable outfits and accessories, (3) maintaining a uniform merchandise presentation, (4) emphasizing our fashionable, youthful image in our marketing visuals and (5) selling our merchandise exclusively in our 656 stores and on our website.

     LOW-COST SOURCING. We control the design, sourcing and presentation of our products, all of which are marketed under our proprietary brand name. We believe that this control is essential in assuring the consistency and quality of our merchandise and brand image, as well as in our ability to deliver value to our customers. We have established long-standing relationships with our trading company and buying agents. Through these relationships and our extensive knowledge of low cost sourcing, we are able to offer our customers high-quality products at value prices. We further believe that our integrated merchandise approach, from in-house design to in-store presentation, enables us to quickly identify and respond to market trends, uphold rigorous product quality standards, manage the cost of our merchandise and strengthen our brand name. We believe our Asian offices add to our ability to capitalize on new sourcing opportunities, increase our control over product quality and enable us to respond to changing merchandise trends more effectively and efficiently.

     EXPERIENCED MANAGEMENT TEAM. Our management team is led by Ezra Dabah, who guides the management of The Children's Place using his broad apparel merchandising and buying expertise, which includes approximately 20 years in the children's segment of the market. In addition, the other members of our management team have an average of 17 years of retail or apparel industry experience and an average of 10 years with The Children's Place.

MERCHANDISING

     Our merchandising strategy is built on offering a collection of interchangeable outfits and accessories to create a coordinated look distinctive to The Children's Place that fills all of a child's wardrobe needs. We offer a focused and balanced assortment of styles in a variety of colors and patterns at value prices that we believe distinguishes "The Children's Place" brand. We divide the year into quarterly merchandising seasons: Spring, Summer, Back-to-School and Holiday. In fiscal 2003, we plan to reduce both the number of styles and the number of items offered in our stores to present our customers with a clear and focused merchandise assortment. We are also offering a greater percentage of basic items in an effort to create a better balance between our basic and fashion merchandise. In addition, we have reduced the number of merchandise lines from twelve to nine, by eliminating our three smallest transitional lines.

     To execute our merchandising strategy, we rely on the coordinated efforts of our merchandising, design, planning and sourcing teams. These teams, in conjunction with senior management, review our prior season results and fashion trends to determine the silhouettes, color and graphic design that we will offer in upcoming seasons. Merchandising selects specific silhouettes for production from the assortment of designs that are created by the design team. Then, based upon detail design specifications, including production quantities determined by merchandising and planning, the sourcing team arranges for the manufacture of the selected styles.

     Our design team analyzes and interprets current and emerging fashion trends, translating them into a broad selection of youthful children's clothing and accessories in an array of fashionable colors and patterns that are appropriate for upcoming seasons. Work on each of our seasonal lines begins approximately one year before the season, with the gathering of samples and market intelligence on fashion trends. This process involves extensive European and domestic market research, media, trade shows, fashion magazines, the services of fashion and color forecast organizations and analysis of prior season performance. After the design team presents the fashion themes for a coming season, the designers, with the direction of merchandising, translate those themes into an assortment of fashion and basic designs that reflect the theme of the season and fill the customer's needs. These interpretations include variations in fabric and other materials, product color, decoration and age-appropriate silhouette. Potential items are designed using computer aided design technology, giving us the opportunity to consider a wide range of style and fashion options. In addition, our Asian offices coordinate the production of prototype samples which enable our merchandising teams to ensure that our merchandise will properly reflect our design concepts, and allow us to get the most accurate understanding of an item's color, fit, texture and quality. Beginning with the Summer 2003 line, we have instituted a process that involves working with our product samples in a simulated in-store environment. This enables our design, merchandising, visual and marketing teams to create a cohesive, well balanced and fresh approach to each season.

     The merchandise management team creates a detailed purchasing plan for the season covering each department, category and key items, based on historical, current and emerging category trends. The production process takes approximately five months from order confirmation to receipt of merchandise at our distribution facilities. The planning team monitors current and future inventory levels on a weekly basis and analyzes sales patterns to predict future demand for various categories. We regularly monitor sales of each style and color and maintain some flexibility to adjust merchandise on order for future seasons or to accelerate delivery of merchandise. The merchandise allocation team is responsible for planning and allocating merchandise to each store based on sales volume levels, merchandise turns and other factors.

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

     Our sourcing team makes on-site visits to our independent agents and various manufacturers to negotiate product costs, finalize technical specifications of each product and confirm delivery of merchandise manufactured to our specifications. Our apparel is produced to our specifications by more than 200 independent manufacturers located primarily in Asia. To support our growing inventory needs and to control merchandise costs, we continue to pursue global sourcing opportunities and consider product cost and quality, reliability of the manufacturer, service and product lead times, among other factors.

     We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars. We are parties to agency agreements with commissioned independent agents to oversee production, assist in sourcing and pre-production approval, quality inspection and to ensure timely delivery of merchandise. We purchase approximately 25% of our products from a commissioned, independent agent in Taiwan, and approximately 10% of our products from a commissioned independent agent in Turkey. We also purchase approximately 40% of our product through a Hong Kong-based trading company. This trading company is responsible for procurements from manufacturers located throughout Asia. Although they are not contractually obligated to do so, the Hong Kong-based trading company, and our commissioned independent agents in Taiwan and Turkey each have exclusive arrangements with The Children's Place. We have developed long-term, continuous relationships with key individual manufacturers and material suppliers, which have yielded numerous benefits, including quality control and low costs, and have afforded us flexible working arrangements. In addition, we believe our Asian offices enable us to obtain more favorable material and manufacturing costs and more quickly identify and act on new sourcing and supplier opportunities. Our Asian offices also facilitate our prototype sample production and enable us to foster stronger relationships with our suppliers, manufacturers, agents and trading companies in the Far East. During fiscal 2002, we purchased approximately 8% of our merchandise through our Asian offices directly from various factories. During fiscal 2003, we plan to increase the amount of merchandise purchased directly from various factories.

     Together with our agents and key suppliers, we employ tracking systems that enable us to anticipate potential delivery delays in our orders and take action to mitigate the impact of any delays. By using these systems together with our purchase order and advanced shipping notification systems, we and our independent agents actively monitor the status of each purchase order from order confirmation to merchandise receipt.

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

COMPANY STORES

     EXISTING STORES. As of April 15, 2003, we operated 656 stores in the United States and Canada. Most of our stores are clustered in and around major metropolitan areas. Our stores are concentrated in major regional malls, with the exception of 67 strip center, 51 outlet and 46 street stores. The following table sets forth the number of stores in each state or Canadian province as of April 15, 2003:

UNITED STATES

                               # OF
STATE                         STORES
-----                         ------
Alabama..................       8
Arizona..................       8
Arkansas.................       2
California...............      57
Colorado.................       8
Connecticut..............      12
Delaware.................       4
Florida..................      37
Georgia..................      18
Idaho....................       1
Illinois.................      35
Indiana..................      13
Iowa.....................       5
Kansas...................       5
Kentucky.................       7
Louisiana................       8
Maine.....................      4
Maryland..................     19
Massachusetts.............     23
Michigan..................     21
Minnesota.................     10
Mississippi...............      4
Missouri..................     12
Montana...................      1
Nebraska..................      3
New Hampshire.............      4
New Jersey................     36
New Mexico................      2
New York..................     70
Nevada....................      4
North Carolina............     17
North Dakota..............      1
Ohio....................       23
Oklahoma................        2
Oregon..................        9
Pennsylvania............       32
Rhode Island............        3
South Carolina..........        7
South Dakota............        1
Tennessee...............       12
Texas...................       37
Utah....................        6
Vermont.................        1
Virginia................       17
Washington..............        9
West Virginia...........        1
Wisconsin...............        8

CANADA

                               # OF
PROVINCE                      STORES
--------                      ------
Ontario..................      16
Quebec....................     13

     STORE TYPE. Our average store is approximately 4,400 square feet and features a design that incorporates light wood floors, fixtures and trim. The store is brightly lit, featuring floor-to-ceiling glass windows that allow our colorful fashions to attract customers from the outside. A customized grid system throughout the store's upper perimeter displays featured merchandise, marketing photographs and promotions. Each line is merchandised as a collection of coordinated fashion and basic items, with matching accessories. We continually refine our merchandise presentation strategy to improve the shopping experience of our customers. We believe that our merchandise presentation effectively displays "The Children's Place" coordinated look and creates a visually attractive selling environment that maximizes customer convenience and encourages the purchase of multiple items.

     During fiscal 2002, we introduced our new store prototype. All of our Canadian stores were opened in this format, as well as seven domestic stores (including two remodels). In fiscal 2003, all of our new stores, except for outlets, will be in this format. The stores are unique, fun and bright, featuring color-coded arches that create a boutique-like setting and better differentiate the various departments within the store. The stores also feature wide aisles for customers with strollers, and more wall space allowing for enhanced merchandise presentation and ease of shopping.

     Our street and strip center locations represent approximately 17% of our store base and provide substantial opportunities for further penetration in established markets.

     Our outlet stores generally measure in excess of 6,000 square feet and represent approximately 8% of our store base. Our outlet stores are mostly located in outlet centers and are strategically placed within each market to liquidate markdown merchandise from nearby stores. We also sell an assortment of full-priced merchandise in our outlet stores.

     To achieve uniform merchandise presentation and to maximize sales of coordinated items, store management is provided detailed visual floorsets that specify merchandise placement. Standardization of store design, merchandise presentation and window displays also promotes effective usage and productivity of selling space and maximizes customer convenience in merchandise selection. By seeking a uniform appearance in store design and merchandise presentation, we believe that we are able to maintain and enhance "The Children's Place" brand image.

     STORE OPERATIONS. Within our domestic store base, our store operations are currently organized into eight regions. Each region is managed by a regional manager who has several district managers report to him or her. Each district manager is responsible for approximately eight to ten stores, on average. Our stores are staffed by a store management team and approximately 10 part-time sales associates with additional part-time associates hired to support seasonal needs. Our store management teams spend a majority of their work week on store selling floors, providing direction, motivation, training and support to store personnel. To maximize selling productivity, we engage in an ongoing process of training management and sales associates in the areas of customer service, selling skills, merchandise presentation, procedures and controls. In order to motivate our store operations management, we offer an incentive compensation plan that awards bonuses for exceeding pre-established goals.

STORE EXPANSION PROGRAM

     Over the last several years, we aggressively opened new stores to capitalize on our attractive store economics. During fiscal 2002 we opened 126 new stores, compared to the opening of 121 new stores in fiscal 2001. We closed three stores in fiscal 2002 and one store in fiscal 2001. In addition, we anticipate closing approximately five stores in fiscal 2003. Included in the 2002 store openings were 28 stores in Canada, our first entry into the international marketplace. While we continue to believe that we have the opportunity to increase our store base, in the near term we have decided to slow our growth until we improve our comparable store sales trends and see a sustainable turn in the business. As a result, our store growth plan in 2003 includes opening approximately 50 stores, 40 in the United States and 10 in Canada.

     New stores, for which fiscal 2002 was their first full year of operation, had average net sales of approximately $950,000. The average investment for these stores, including capital expenditures (net of landlord contribution), initial inventory (net of merchandise payables) and pre-opening costs was approximately $396,000. In fiscal 2002, average store level operating cash flow for these stores was approximately $138,000, yielding a cash on cash return on investment of approximately 35%. In fiscal 2001, our new stores generated an average cash-on-cash return on investment of approximately 63%.

     To determine the location of our new stores, we conduct onsite visits and analyses of potential store sites, taking into account the performance of our stores and other retailers in the area, as well as the demographics of the surrounding area. In addition, we consider the store's location relative to consumer traffic patterns and proximity to other children's retailers.

ELECTRONIC COMMERCE

     We believe that our online store is an effective sales and merchandising channel for our existing customers and is effective in generating new customers from the portion of the U.S. population that may not have access to our store locations or who prefer to shop online. Although our online store has represented less than one percent of our sales over the last three years, we believe it is an integral part of our customer service and brand awareness strategies. During fiscal 2002, we strengthened the site's technology platform, improving stability and speed. We also enhanced several features of the site to improve the overall customer experience.

MARKETING

     We strive to enhance our reputation and image in the marketplace and build recognition and equity in "The Children's Place" brand by advertising our image, product and value message through our store front windows, direct mail, private label credit card, and in-store marketing. Our direct mail marketing program is designed to increase sales, promote brand loyalty and create customer excitement. We also advertise our image through windows, in-store photographs, signage and product displays.

     We view our private label credit card as an important marketing and communication tool. Pursuant to a merchant services agreement, private label credit cards are issued to our customers for use exclusively at our stores and credit is extended to such customers on a non-recourse basis to The Children's Place. Our private label credit card accounted for approximately 15% of our net sales in fiscal 2002. We believe that our private label credit card promotes affinity and loyalty among those customers who use the card and facilitates communication with such customers through delivery of coupons and promotional materials.

INFORMATION TECHNOLOGY

     We are committed to utilizing technology to further enhance our competitive position. Our information technology systems consist of a full range of financial, merchandising, logistics, and product procurement systems that run on a combination of legacy and proprietary software packages. These systems operate on a multi-platform environment, which includes an IBM mainframe computer and several mid-range computers. During fiscal 2002, we made modifications to our systems to improve our productivity and support our Canadian operations. We continually explore opportunities in which technology can provide a competitive advantage.

LOGISTICS

     We currently support our stores with an approximately 200,000 square foot distribution center and corporate headquarters facility located in New Jersey, an approximately 250,000 square foot distribution center in California, and an approximately 30,000 square foot distribution center in Ontario, Canada, all of which are leased. Our domestic distribution centers utilize an automated warehouse system, which employs radio frequency technology and automated conveyor systems. Our Canadian distribution center manually cross-docks merchandise for distribution to our Canadian stores. We expect that our domestic distribution centers should be able to support over 1,000 stores. In addition, we operate other leased facilities located near our headquarters, which we use for e-commerce fulfillment, distribution to local stores and ancillary office space.

COMPETITION

     The children's apparel retail business is highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.); The Gymboree Corporation; Too, Inc.; J.C. Penney Company, Inc.; Sears, Roebuck and Co. and other department stores that sell children's apparel and accessories, as well as discount stores such as Wal-Mart Stores, Inc.; Target Corporation; Kohl's; Kmart Corporation and Kids "R" Us (a division of Toys "R" Us, Inc.). We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores.

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

TRADEMARKS AND SERVICE MARKS

     "The Children's Place," "babyPLACE," "Place," "The Place," "TCP," "PLC" and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office. The registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in Canada and other countries and are continuing to take steps to register our trademarks in certain other foreign countries. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.

EMPLOYEES

     As of April 15, 2003, we had approximately 10,200 employees, of whom approximately 600 are based at our distribution centers and corporate headquarters. We have approximately 2,100 full-time store employees and approximately 7,500 part-time store employees. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table lists the current executive officers and directors of the Company:

NAME                                AGE                            POSITION
------                             ------                         ----------
Ezra Dabah....................      49   Chairman of the Board of Directors and Chief Executive Officer
Mario A. Ciampi...............      42   Senior Vice President, Store Development and Logistics
Seth L. Udasin................      46   Vice President, Finance, Chief Financial Officer and Treasurer
Steven Balasiano..............      40   Vice President, Human Resources, General Counsel and Corporate Secretary
Jodi Barone...................      46   Vice President, Marketing
Richard Flaks.................      40   Vice President, Planning and Allocation
Amy Hauk......................      36   Vice President, Merchandising
Nina L. Miner.................      53   Vice President, Design and Trend Development
Mark L. Rose..................      37   Vice President, Merchandise Procurement
Susan F. Schiller.............      42   Vice President, Store Operations
Malcolm Elvey.................      61   Director
Sally Frame Kasaks............      58   Director
John F. Megrue................      44   Director
David J. Oddi.................      33   Director
Stanley Silverstein...........      78   Director

WEBSITE ACCESS TO REPORTS

     The Company makes its periodic filings with the Securities and Exchange Commission available on its website, www.childrensplace.com. These filings are free of charge and are available for viewing as soon as is reasonably practical.

RISK FACTORS

     Investors in the Company should consider the following risk factors as well as the other information contained herein.

OUR STRATEGIC INITIATIVES MAY NOT BE SUCCESSFUL

     Throughout fiscal 2003, the Company will be implementing several new strategic initiatives designed to address the challenges we faced in fiscal 2002. We are reducing the number of merchandise styles offered in our stores, increasing the percentage of basic merchandise, enhancing the quality of our garments and reducing our prices. We cannot assure that our customers will respond favorably to our new merchandise presentation, or recognize the increased quality and value pricing of our merchandise. Furthermore, we cannot assure that we will be able to generate a sufficient level of transaction volume to offset our price reductions. If these strategies prove unsuccessful, it could have a material adverse effect on the Company's financial results.

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

POTENTIAL DISRUPTIONS IN RECEIVING AND DISTRIBUTION

     Our merchandise is shipped directly from manufacturers through freight consolidators to our distribution centers. Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and our effective management of our distribution facilities. Furthermore, it is possible that events beyond our control, such as a military action, strike or other disruption, could result in delays in delivery of merchandise to our stores. Any such event could have a material adverse effect on our business.

SENSITIVITY TO ECONOMIC, REGIONAL AND OTHER BUSINESS CONDITIONS

     Our business is sensitive to customers' spending patterns which, in turn, are subject to prevailing regional and national economic conditions such as consumer confidence, recession, interest rates and taxation. During fiscal 2002, we reported a comparable store sales decline of 16%, due in part to the difficult economic climate. If this economic climate is sustained, we will continue to be at risk to comparable store sales declines. We are, and will continue to be, susceptible to changes in regional economic conditions, weather conditions, demographic and population characteristics, consumer preferences and other regional factors.

CHANGES IN COMPARABLE STORE SALES RESULTS FROM PERIOD TO PERIOD

     Numerous factors affect our comparable store sales results including, among others, merchandise assortment, retail prices, fashion trends, weather conditions, economic conditions and recession, the retail sales environment and our success in executing our business strategy. During fiscal 2002, we reported a comparable store sales decline of 16%, which we believe was primarily due to a merchandise mix too heavily weighted toward fashion and containing an over assortment of styles, a lack of inventory depth in key items, and late merchandise deliveries. These challenges were further compounded by the continued weakness of the economy. Our monthly comparable store sales results have fluctuated significantly in the past and we anticipate that our monthly comparable store sales will continue to fluctuate in the future. Moreover, comparable store sales for any particular period may decrease in the future. The investment community often follows comparable store sales results closely and significant fluctuations in such results may affect the price of our Common Stock. Any such variations in our comparable store sales results could have a material adverse effect on our business and on the market price of our Common Stock.

INABILITY TO SUSTAIN GROWTH STRATEGY

     Our future operating results will depend largely upon our ability to manage a larger business profitably and open and operate new stores successfully. We anticipate opening approximately 50 stores during fiscal 2003, which will include approximately 10 stores in Canada. Our ability to open and operate new stores successfully depends on many factors, including, among others, the availability of suitable store locations, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to successfully integrate new stores into our existing operations, the ability to hire and train store personnel and the ability to recognize and respond to regional and climate-related differences in our customer preferences.

     We cannot assure you that we will achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. In fiscal 2002, our store base grew by 24%. As evidenced by our store growth plans for fiscal 2003, we anticipate that we will not be able to maintain the annual growth rate experienced in fiscal 2002. Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings. We may not be able to sustain the cash-on-cash return we experienced in fiscal 2002 of 35% for stores that were operating for their first full fiscal year. Furthermore, we need to continually evaluate the adequacy of our store management and our information and distribution systems to manage our planned expansion. Any failure to successfully and profitably execute our expansion plans could have a material adverse effect on our business.

     We expect to spend approximately $25 million to $30 million in fiscal 2003 on capital expenditures. We believe that cash on hand, cash generated from operations and funds available under our working capital facility will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. However, it is possible that we may be required to seek additional funds for our capital and other cash flow needs, and we cannot assure you that we will be able to obtain such funds.

EFFECT OF FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY ON INCOME

     As is the case with many apparel retailers, we experience seasonal fluctuations in our net sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. For example, in fiscal 2002, 26%, 19%, 26% and 29% of our net sales for stores open for the full fiscal year occurred in the first, second, third and fourth quarters, respectively. In fiscal 2002, we experienced a second quarter loss and expect to experience a second quarter loss in fiscal 2003. It is possible that we will continue to experience second quarter losses in future periods. It is also possible that we could experience losses in other quarters. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday and weak sales during this period could have a material adverse effect on our business. In fiscal 2003, we anticipate that the late timing of the Easter holiday will shift our customers' purchasing patterns to later on in the first quarter as compared to the first quarter of fiscal 2002. Our third quarter results are heavily dependent upon back-to-school sales and our fourth quarter results are heavily dependent upon sales during the holiday season. Weak sales during either of these periods could have a material adverse effect on our business.

     Our quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including overall economic conditions and recession, the timing of new store openings and related pre-opening and other start-up costs, net sales contributed by new stores, increases or decreases in comparable store sales, weather conditions, shifts in the timing of certain holidays, changes in our merchandise mix and pricing strategy. Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. In addition, because our expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in our net income.

RISK OF EXPANSION

     Although we operate in 47 states and Canada, approximately 70% of our domestic stores are in the eastern half of the United States, with concentrations of stores in metropolitan areas. In addition, as we continue to open stores in the western half of the United States and Canada, we will increase our susceptibility to differences in demographic and population characteristics, regional economic conditions, consumer preferences and other geographical factors. As we open stores in more extremely hot and cold climates, our merchandise assortments may need to more specifically address different climate and weather-related conditions. We cannot assure you that, as we expand, we will be able to achieve results comparable to those we have achieved in prior periods.

COMPETITION

     The children's apparel retail business is highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.); The Gymboree Corporation; Too, Inc.; J.C. Penney Company, Inc.; Sears, Roebuck and Co. and other department stores that sell children's apparel and accessories, as well as discount stores such as Wal-Mart Stores, Inc.; Target Corporation; Kohl's; Kmart Corporation and Kids "R" Us (a division of Toys "R" Us, Inc.). We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores. Many of our competitors are larger than The Children's Place and have access to significantly greater financial, marketing and other resources than we have. We cannot assure you that we will be able to compete successfully against existing or future competition.

DEPENDENCE ON UNAFFILIATED MANUFACTURERS AND INDEPENDENT AGENTS

     We do not own or operate any manufacturing facilities and therefore are dependent upon independent third parties for the manufacture of all of our products. Our products are currently manufactured to our specifications, pursuant to purchase orders, by more than 200 independent manufacturers located primarily in Asia. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. In addition, we have no formal written agreement with the Hong Kong-based trading company through which we purchase approximately 40% of our products. We also purchase approximately 25% of our products from a single agent in Taiwan and approximately 10% of our products from a single agent in Turkey, which have exclusive arrangements with us. Although we believe that we have established close relationships with our trading company, independent agents and principal manufacturers, the inability to maintain such relationships or to find additional sources to cover future growth could have a material adverse effect on our business.

RISKS OF USING FOREIGN MANUFACTURERS; POSSIBLE ADVERSE IMPACT OF UNAFFILIATED MANUFACTURERS' FAILURE TO COMPLY WITH ACCEPTABLE LABOR PRACTICES

     Our business is subject to the risks generally associated with purchasing from foreign countries. Some of these risks are foreign governmental regulations, political instability, currency and exchange risks, quotas on the amounts and types of merchandise which may be imported into the United States and Canada from other countries, pressures from non-governmental organizations, disruptions or delays in shipments and changes in economic conditions in countries in which our manufacturing sources are located. We cannot predict the effect that such factors will have on our business arrangements with foreign manufacturing sources. If any of these factors rendered the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources ceased doing business with us for any reason, our business could be materially adversely affected. Our business is also subject to the risks associated with changes in U.S. and Canadian legislation and regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether such changes or other charges or restrictions will be imposed upon the importation of our products in the future, or the effect any such event would have on our business.

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

THREAT OF TERRORISM OR MILITARY ACTIONS

     We are dependent upon the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic in the malls where our stores are located. Any terrorist act that decreases the level of mall traffic or other shopping traffic would have a material adverse effect on our business. In addition, military actions could negatively impact mall traffic, which would have a material adverse effect on our business.

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

RISK OF INTERNATIONAL EXPANSION

     During fiscal 2002, we opened our first stores in Canada. Although we believe that our Canadian operation will become profitable, we can make no assurance that this will be the case. We cannot assure you that we will be able to address in a timely fashion the risks of international expansion such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements. As a result of international expansion, we are at increased risk to fluctuations in foreign currencies.

FOREIGN CURRENCY FLUCTUATIONS

     We conduct our business in U.S. dollars. However, because we purchase substantially all of our products overseas, the cost of these products may be affected by changes in the values of the relevant currencies. To date, we have not considered it necessary to hedge against foreign currency fluctuations. Since our expansion into Canada in fiscal 2002, the risk of foreign currency fluctuations has increased. Although foreign currency fluctuations have had no material adverse effect on our business in the past, we cannot predict whether such fluctuations will have such an effect in the future.

DEPENDENCE ON KEY PERSONNEL

     The leadership and expertise of Ezra Dabah, our Chairman of the Board and Chief Executive Officer, has been instrumental in our success. The loss of the services of Mr. Dabah could have a material adverse effect on our business. We have entered into an employment agreement with Mr. Dabah, but we cannot assure you that we will be able to retain his services. In addition, other members of management have substantial experience and expertise in our business and have made significant contributions to its growth and success. The loss of services of one or more of these individuals, or the inability to attract additional qualified managers or other personnel, could have a material adverse effect on our business. We are not protected by any key-man or similar life insurance for any of our executive officers.

CONTROL BY CERTAIN STOCKHOLDERS

     As of April 15, 2003, Ezra Dabah and certain members of his family beneficially own 6,976,370 shares of our Common Stock, constituting approximately 26.1% of the outstanding Common Stock. Two funds managed by Saunders Karp & Megrue, L.P. ("SKM"), The SK Equity Fund, L.P. and SK Investment Fund, L.P. (collectively, the "SK Funds"), beneficially own 6,704,053 shares or approximately 25.2% of our outstanding Common Stock. Under a stockholders agreement, Mr. Dabah and such family members, the SK Funds and certain other stockholders, who own in the aggregate a majority of our outstanding Common Stock, have agreed to vote for the election of two nominees of the SK Funds and three nominees of Ezra Dabah to our Board of Directors in any election of directors. As a result, the SK Funds and Ezra Dabah are, and will continue to be, able to control the election of our directors. In addition, if the SK Funds and Mr. Dabah were to vote together, they would be able to determine the outcome of any matter submitted to a vote of our stockholders for approval.

STOCK PRICE VOLATILITY

     Our Common Stock, which is quoted on the Nasdaq National Market, has experienced and is likely to experience in the future significant price and volume fluctuations, which could adversely affect the market price of the Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, our comparable store sales results, announcements by other apparel retailers, the overall economy, the geopolitical environment and the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially.

ANTI-TAKEOVER PROVISIONS OF APPLICABLE DELAWARE LAW AND OUR CERTIFICATE OF INCORPORATION AND BYLAWS

     Certain provisions of our Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and Amended and Restated By-laws (the "By-laws") may have anti-takeover effects and may discourage, delay or prevent a takeover attempt that a stockholder might consider in its best interest. These provisions, among other things, (1) classify our Board of Directors into three classes, each of which will serve for different three year periods, (2) provide that only the Chairman of the Board of Directors may call special meetings of the stockholders, (3) provide that a director may be removed by stockholders only for cause by a vote of the holders of more than two-thirds of the shares entitled to vote, (4) provide that all vacancies on our Board of Directors, including any vacancies resulting from an increase in the number of directors, may be filled by a majority of the remaining directors, even if the number is less than a quorum, (5) establish certain advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings, and (6) require a vote of the holders of more than two-thirds of the shares entitled to vote in order to amend the foregoing provisions and certain other provisions of the Certificate of Incorporation and By-laws. In addition, the Board of Directors, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock, which may have rights senior to those of the Common Stock. Moreover, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, as amended (the "DGCL"), which would require a two-thirds vote of stockholders for any business combination (such as a merger or sales of all or substantially all of our assets) between The Children's Place and an "interested stockholder," unless such transaction is approved by a majority of the disinterested directors or meets certain other requirements. In certain circumstances, the existence of these provisions, which inhibit or discourage takeover attempts, could reduce the market value of our Common Stock.

LEGISLATION ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes in listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which could cause our general and administrative expenses to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could increase the expenses we report under GAAP and affect our operating results.

ITEM 2.--PROPERTIES

     We currently support our stores with an approximately 200,000 square foot distribution center and corporate headquarters facility in New Jersey, an approximately 250,000 square foot distribution center in California, and an approximately 30,000 square foot distribution center in Ontario, Canada, all of which are leased. We expect that our domestic distribution centers should be able to support over 1,000 stores. In addition, we operate other leased facilities located near our headquarters, which we use for e-commerce fulfillment, distribution to local stores and ancillary office space.

     We lease all of our existing store locations, with lease terms expiring between 2003 and 2023 and with an average unexpired lease term of 7.4 years. The leases for most of our existing stores are for initial terms of ten years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. Leases for future stores will likely include similar contingent rent provisions.

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

                                                                                 HIGH      LOW
                                                                                ------    ------
            2000
            First Quarter....................................................  $ 23.75    $ 10.38
            Second Quarter....................................................   28.19      15.50
            Third Quarter.....................................................   35.50      20.75
            Fourth Quarter....................................................   28.75      14.94

            2001
            First Quarter.....................................................   26.50      19.50
            Second Quarter....................................................   33.25      21.90
            Third Quarter.....................................................   26.82      16.29
            Fourth Quarter....................................................   37.30      25.01

            2002
            First Quarter.....................................................   36.14      30.91
            Second Quarter....................................................   35.75      17.82
            Third Quarter.....................................................   20.25       6.90
            Fourth Quarter....................................................   14.11       8.75

     On April 15, 2003, the last reported sale price of our Common Stock was $14.45 per share. As of April 15, 2003, there were approximately 5,057 holders of record of our Common Stock.

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

ITEM 6. -- SELECTED FINANCIAL DATA

     The following table sets forth certain historical financial and operating data for The Children's Place. The selected historical financial data is qualified by reference to, and should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto included elsewhere in this report. Certain prior fiscal year balances set forth below have been reclassified to conform to fiscal 2002 presentation.

                                                                    FISCAL YEAR ENDED (1)
                                              ------------------------------------------------------------------
                                              FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,  JANUARY 29,   JANUARY 30,
                                                  2003         2002          2001          2000         1999
                                              -----------  ------------  ------------  -----------  ------------
STATEMENT OF OPERATIONS DATA (IN
  THOUSANDS, EXCEPT PER SHARE DATA):

Net sales .................................   $   671,409  $    656,956  $    587,385  $   421,496  $    283,853
Cost of sales .............................       422,721       377,286       339,407      241,188       166,449
                                              -----------  ------------  ------------  -----------  ------------
Gross profit ..............................       248,688       279,670       247,978      180,308       117,404
Selling, general and
  administrative  expenses ...............        194,907       176,103       155,784      108,622        73,343
Asset impairment charges (2) ..............         3,170             0             0            0             0
Depreciation and amortization .............        35,746        27,566        20,880       13,849         8,607
                                              -----------  ------------  ------------  -----------  ------------
Operating income ..........................        14,865        76,001        71,314       57,837        35,454
Interest (income) expense, net ............          (547)          252         1,163          400           434
                                              -----------  ------------  ------------  -----------  ------------
Income before income taxes ................        15,412        75,749        70,151       57,437        35,020
Provision for income taxes ................         6,478        29,167        27,461       22,388        14,358
                                              -----------  ------------  ------------  -----------  ------------

Net income ................................   $     8,934  $     46,582  $     42,690  $    35,049  $     20,662
                                              ===========  ============  ============  ===========  ============

Diluted net income per common share .......   $      0.33  $       1.73  $       1.60  $      1.32  $       0.80
                                              ===========  ============  ============  ===========  ============

Diluted weighted average common
   shares outstanding .....................        26,978        26,964        26,668       26,648        25,909

SELECTED OPERATING DATA:
Number of stores open at end of period......          643           520           400          293           209
Comparable store sales increase
   (decrease) (3) (4) ......................          (16%)          (8%)           4%          15%           14%
Average net sales per store (in
   thousands) (4) (5) ......................  $     1,137  $      1,389  $      1,651  $     1,656  $      1,569
Average square footage per store (6) .......        4,398         4,307         4,170        4,140         4,055
Average net sales per gross square
   foot (4) (7) ............................  $       263  $        334  $        403          414  $        382

                                              FEBRUARY 1,   FEBRUARY 2,  FEBRUARY 3,   JANUARY 29,  JANUARY 30,
                                                 2003          2002         2001          2000         1999
                                              -----------  ------------  ------------  -----------  ------------

BALANCE SHEET DATA (IN THOUSANDS):
Working capital ...........................   $    79,274  $     77,342  $    40,944   $   27,340   $    35,531
Total assets ..............................       309,328       282,849      231,696      170,959       110,761
Long-term debt ............................             0             0            0            0             2
Stockholders' equity ......................       229,008       217,006      166,667      120,066        80,607

(1) All references to our fiscal years refer to the 52- or 53-week year ended on the Saturday nearest to January 31 of the following year. For example, references to fiscal 2002 mean the fiscal year ended February 1, 2003. Fiscal 2000 was a 53-week year.
(2) The asset impairment charges in fiscal 2002 represented the write down of fixed assets in 19 under performing stores to fair value.
(3) We define comparable store sales as net sales from stores that have been open for more than 14 full months and that have not been substantially remodeled during that time.
(4) For purposes of determining the comparable store sales increase, average net sales per store and average net sales per gross square foot, fiscal 2000 results were recalculated based on a 52-week year.
(5) Average net sales per store represents net sales from stores open throughout the full period divided by the number of such stores.
(6) Average square footage per store represents the square footage of stores open on the last day of the period divided by the number of such stores.
(7) Average net sales per gross square foot represents net sales from stores open throughout the full period divided by the gross square footage of such stores.

ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITEM 16. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY IN "RISK FACTORS."

OVERVIEW

     The Children's Place Retail Stores, Inc. is a specialty retailer of apparel and accessories for children from newborn to twelve years of age. As of April 15, 2003, we operated 656 stores in the United States and Canada. We also sell our merchandise on our website. During fiscal 2002, we opened 126 new stores, including 28 stores in Canada, our first entry into the international marketplace. We closed three stores in fiscal 2002.

     Fiscal 2002 was a disappointing year for The Children's Place. Our net sales in fiscal 2002 were $671.4 million, as compared to net sales of $657.0 million reported in fiscal 2001. We experienced a comparable store sales decline of 16% in fiscal 2002, as compared to an 8% comparable store sales decline during fiscal 2001. Net income was $8.9 million in fiscal 2002, or $0.33 per diluted share, as compared to net income of $46.6 million, or $1.73 per diluted share in fiscal 2001.

     Our disappointing fiscal 2002 earnings resulted from a number of factors. We believe that our merchandise assortment was too heavily weighted towards fashion and contained an over assortment of styles. During the third and fourth quarters of fiscal 2002, which encompassed our back-to-school and holiday seasons, we experienced delays in merchandise receipts, emanating from product shipment delays from our manufacturers, as well as the West Coast ports labor dispute. These shipment delays resulted in a disjointed store presentation and adversely impacted the customer's ability to purchase a coordinated outfit. In addition, we offered our customers insufficient inventory depth on our basic and "2 for" key items. These challenges were further compounded by the continued weakness in the economy during fiscal 2002, which has created a highly promotional retail environment. We believe that the weakness in the economy, combined with an increase in the amount of competition, resulted in a narrowing of the gap between our prices and those of our competitors. As a result of these factors, significant markdowns were taken throughout fiscal 2002.

     As a result of our disappointing performance in fiscal 2002, we recorded a non-cash asset impairment charge of $3.2 million before taxes for the write down of leasehold improvements and fixtures in 19 underperforming stores. Impairment charges were recorded because the cash flow projections for these stores over their remaining lease terms were insufficient to recapture the net book value of their assets.

     During fiscal 2002, our effective tax rate increased to 42.0% from 38.5% in fiscal 2001. Our effective tax rate increased in fiscal 2002 as a result of losses incurred by our Canadian subsidiary for which we did not recognize a tax benefit.

     Over the last several years, we aggressively opened new stores to capitalize on our attractive store economics. While we continue to believe that we have the opportunity to increase our store base, in the near term we have decided to slow our growth until we improve our comparable store sales trends and see a sustainable turn in the business. As a result, our store growth plan in 2003 includes opening approximately 50 stores, 40 in the United States and 10 in Canada.

     We are implementing several strategies to address the challenges we faced in fiscal 2002. We are reducing both the number of styles and the number of items offered within our stores, to present our customers with a clear and focused product assortment. We will also offer a greater percentage of basic items, in an effort to create a better balance between our fashion and basic merchandise. In addition, the quality of our garments has been and will continue to be enhanced, featuring increased fabric weight on a certain number of our styles and garment washing. While increasing our quality, we are reducing our prices to an everyday value pricing strategy. With the inception of our everyday value pricing strategy, we intend to reduce the amount of promotional activity that occurred in fiscal 2002. Together, these strategies are designed with the goal of creating a strong competitive position within the children's apparel retail market.

     During the nine weeks ended April 5, 2003, we experienced a 16% comparable store sales decline, as compared to a 7% comparable store sales decline in the nine weeks ended April 6, 2002. Although we believe that we have improved our merchandise offerings, our results for the first nine weeks of 2003 were adversely impacted by continued weak consumer confidence, severe winter weather, the timing of the Easter holiday and declines in store traffic.

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

     Revenue Recognition - Sales are recognized upon purchase by customers at our retail stores or when shipped from our distribution center if the product was purchased from our website. Our policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability. Revenue is deferred for our private label credit card promotions that provide a future discount on purchases once a minimum customer purchase threshold is satisfied. Actual merchandise return rates have historically been within our expectations and the allowance established. However, in the unlikely event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected.

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

     Impairment of Assets - We continually evaluate each store's performance and measure the carrying value of each location's fixed assets, principally leasehold improvements and fixtures, versus its projected cash flows. An impairment loss is recorded if the projected future cash flows are insufficient to recapture the net book value of their assets. To the extent our estimates of future cash flows are incorrect, additional impairment charges may be recorded in future periods.

     Litigation - We are involved in various legal proceedings arising in the normal course of our business. In our opinion, any ultimate liability arising out of such proceedings will not have a material adverse effect on our business.

     Stock Options - We record no compensation expense on our financial statements for stock-based compensation, since we grant stock options at prices that equal or exceed fair market value at the date of the grant. If the Company elects or is required to adopt fair value accounting for its stock-based compensation, the related compensation charge will adversely impact net income. In addition, increases to our stock price would result in more diluted shares outstanding and reduce our diluted net income per common share.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                                               Fiscal Year Ended
                                                              --------------------------------------------------
                                                                February 1,      February 2,        February 3,
                                                                   2003              2002              2001
                                                              --------------    -------------      -------------
Net sales.................................................             100.0%           100.0%             100.0%
Cost of sales.............................................              63.0             57.4               57.8
                                                              --------------    -------------      -------------

Gross profit..............................................              37.0             42.6               42.2
Selling, general and administrative expenses..............              29.0             26.8               26.5
Asset impairment charges..................................               0.5               --                 --
Depreciation and amortization.............................               5.3              4.2                3.6
                                                              --------------    -------------      -------------

Operating income..........................................               2.2             11.6               12.1
Interest expense, net.....................................              (0.1)             0.1                0.2
                                                              --------------    -------------      -------------

Income before income taxes................................               2.3             11.5               11.9
Provision for income taxes................................               1.0              4.4                4.7
                                                              --------------    -------------      -------------

Net income................................................               1.3%             7.1%               7.2%
                                                              ==============    =============      =============

Number of stores, end of period...........................               643              520                400

YEAR ENDED FEBRUARY 1, 2003 COMPARED TO YEAR ENDED FEBRUARY 2, 2002

     Net sales increased by $14.4 million or 2% to $671.4 million during fiscal 2002 from $657.0 million during fiscal 2001. Net sales for the 126 new stores opened, as well as other stores that did not qualify as comparable stores, contributed $109.3 million of the net sales increase. This net sales increase was partially offset by a 16% comparable store sales decline in fiscal 2002, which decreased our net sales by $94.9 million. Comparable store sales decreased 8% in fiscal 2001.

     During fiscal 2002, our comparable store sales decline resulted from a merchandise mix that was too heavily weighted towards fashion and contained an over assortment of styles and low inventory levels partially caused by late deliveries. In the third and fourth quarters of fiscal 2002, the West Coast ports labor dispute also contributed to delivery delays of our holiday lines. These shipment delays resulted in a disjointed store presentation and adversely impacted the customers' ability to purchase a coordinated outfit. Our comparable store sales decline was also unfavorably impacted by a slowdown in store traffic that was caused in part by the difficult economic climate. As a result, we experienced a lower average transaction size and a lower number of comparable store transactions compared to fiscal 2001. In addition, our average retail price was lower as a result of aggressive markdowns taken throughout fiscal 2002, as well as our strategic decision to lower prices in order to be more competitive during the third and fourth quarters of fiscal 2002.

     Gross profit decreased $31.0 million to $248.7 million during fiscal 2002 from $279.7 million during fiscal 2001. As a percentage of net sales, gross profit decreased 5.6% to 37.0% during fiscal 2002 from 42.6% during fiscal 2001. During fiscal 2002, gross profit, as a percentage of net sales, decreased due to higher occupancy costs and higher markdowns taken to clear merchandise, partially offset by higher initial markup achieved through lower products costs from our manufacturers. Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales decline and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sales base.

     Selling, general and administrative expenses increased $18.8 million to $194.9 million during fiscal 2002 from $176.1 million during fiscal 2001. Selling, general and administrative expenses were 29.0% of net sales during fiscal 2002, as compared with 26.8% of net sales during fiscal 2001. The increase, as a percentage of net sales, was primarily due to higher store payroll, marketing, medical benefit and insurance costs, partially offset by insurance proceeds. These insurance proceeds approximated $2.9 million, or 0.4% of net sales, and resulted primarily from the property damage settlement and a portion of the business interruption claim from our World Trade Center store and a property damage claim from one of our distribution centers.

     During fiscal 2002, we recorded an asset impairment charge of $3.2 million before taxes, or 0.5% of net sales, for the write down of leasehold improvements and fixtures in 19 underperforming stores. We determined these assets were impaired as the cash flow projections for these stores over their remaining lease terms were insufficient to recapture the net book value of their assets. During fiscal 2003, we plan to close a few of these stores.

     Depreciation and amortization amounted to $35.7 million, or 5.3% of net sales, during fiscal 2002, as compared to $27.6 million, or 4.2% of net sales, during fiscal 2001. The increase in depreciation and amortization primarily was a result of our larger store base and increased software amortization, due to a full year of amortization on systems implemented in fiscal 2001.

     During fiscal 2002, we recorded net interest income of $0.5 million, or 0.1% of net sales, due to our net cash investment position. During fiscal 2001, we recorded net interest expense of $0.3 million, due to borrowings under our working capital facility.

     Our provision for taxes for fiscal 2002 was $6.5 million, as compared to a $29.2 million provision in fiscal 2001. The decrease in our tax provision was primarily due to our decreased profitability in fiscal 2002, partially offset by an increase in our effective tax rate. Our effective tax rate was 42.0% in fiscal 2002 as compared with an effective tax rate of 38.5% in fiscal 2001. Our effective tax rate in fiscal 2002 increased as a result of losses incurred by our Canadian subsidiary for which we did not recognize a tax benefit.

     Due to the factors discussed above, net income in fiscal 2002 decreased to $8.9 million from $46.6 million during fiscal 2001.

YEAR ENDED FEBRUARY 2, 2002 COMPARED TO YEAR ENDED FEBRUARY 3, 2001

     Net sales increased by $69.6 million or 12% to $657.0 million during fiscal 2001 from $587.4 million during fiscal 2000. Net sales for the 121 new stores opened, as well as other stores that did not qualify as comparable stores, contributed $118.4 million of the net sales increase. This net sales increase was partially offset by an 8% comparable store sales decline in fiscal 2001, which decreased our net sales by $40.0 million. Comparable store sales increased 4% in fiscal 2000. To more closely match the same period last year, comparable stores sales calculations for fiscal 2001 have shifted fiscal 2000 sales by one week since fiscal 2000 was a fifty-three week year. In addition, the extra week in fiscal 2000 contributed $8.8 million to fiscal 2000 net sales.

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

LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

     Our primary uses of cash are financing new store openings and providing for working capital, which primarily represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday seasons. We have been able to meet our cash needs principally by using cash on hand, cash flow from operations and borrowings under our working capital facilities. As of February 1, 2003, we had no long-term debt obligations nor any borrowings on our working capital facility.

     During fiscal 2002, our principal working capital facility provided for borrowings up to $75 million (including a sublimit for letters of credit of $60 million). Foothill Capital Corporation acted as our agent bank for a syndicated group of lenders on this facility. This working capital facility also contained provisions to increase borrowings up to $100 million (including a sublimit for letters of credit of $80 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that could be borrowed under our working capital facility depended upon our levels of inventory and accounts receivable. Amounts outstanding under the facility bore interest at a floating rate equal to the prime rate or, at our option, a LIBOR Rate plus a pre-determined spread. The LIBOR spread was 1.25% to 2.50%, depending upon our financial performance from time to time. Borrowings under the facility matured in July 2003 and the facility provided for one year renewal options. The working capital facility contained certain financial covenants, including among others, the maintenance of minimum levels of earnings and current ratios, and imposed certain limitations on our annual capital expenditures, as well as the prohibition on the payment of dividends. Credit extended under the working capital facility was secured by a first priority interest in our present and future assets, as well as the assets of our subsidiaries. We were in compliance with all of the financial covenants under our working capital facility as of February 1, 2003.

     As of February 1, 2003 and February 2, 2002, there were no borrowings under our working capital facility with Foothill Capital. In addition, as of February 1, 2003 and February 2, 2002, we had outstanding $32.6 million and $9.4 million, respectively, in letters of credit under this working capital facility. The maximum outstanding balance on this working capital facility was $1.3 million and $31.0 million during fiscal 2002 and fiscal 2001, respectively. Availability under this working capital facility as of February 1, 2003 and February 2, 2002 was $42.4 million and $57.2 million, respectively. The interest rates charged under the working capital facility were 4.25% and 4.75% per annum as of February 1, 2003 and February 2, 2002, respectively.

     During fiscal 2002, we amended our principal working capital facility to provide for direct borrowings of our Canadian subsidiary. We also entered into a $6.6 million facility with Toronto Dominion Bank for our Canadian subsidiary that is secured by a standby letter of credit. Our Canadian credit facility is currently collateralized to provide for $3.3 million in borrowings. As of February 1, 2003, we had no borrowings under our Canadian credit facility and had outstanding letters of credit of $0.1 million. The maximum outstanding balance on our Canadian credit facility was $1.6 million since the inception of the facility in July 2002. Availability under our Canadian credit facility was $3.2 million as of February 1, 2003. Interest rates charged under the Canadian credit facility were 4.5% as of February 1, 2003.

     In April 2003, we amended, restated and extended our principal working capital facility. Previously, Foothill Capital Corporation had assigned its rights under this facility to Wells Fargo Retail Finance, LLC. The amended and restated working capital facility with Wells Fargo (the "Wells Fargo Credit Facility") provides for borrowings up to $75 million (including a sublimit for letters of credit of $75 million). The Wells Fargo Credit Facility also contains provisions to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that may be borrowed under the Wells Fargo Credit Facility depends on our levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR Rate plus a pre-determined spread. The LIBOR spread is 1.50% to 2.75%, depending on our level of collateral from time to time. Borrowings mature in April 2006 and provide for one year renewal options. The Wells Fargo Credit Facility contains financial covenants, including, among others, certain limitations on our annual capital expenditures, and maintenance of certain levels of excess collateral, as well as a prohibition on the payment of dividends. Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all our assets, except for our inventory in Canada.

CASH FLOWS/CAPITAL EXPENDITURES

     Cash flows provided by operating activities were $37.7 million, $86.8 million and $61.8 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. In fiscal 2002, cash flows from operating activities decreased primarily as a result of lower operating earnings, higher inventory levels and increases in current assets, partially offset by increases in current liabilities. In fiscal 2001, cash flows from operating activities increased as a result of lower inventory levels and increased operating earnings.

     Cash flows used in investing activities were $48.5 million, $49.1 million and $55.2 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Cash flows used in investing activities relate primarily to store openings and remodelings. In fiscal 2002, fiscal 2001 and fiscal 2000, we opened 126, 121 and 108 stores while remodeling 11, 14 and 14 stores, respectively. Cash flows used in investing activities in 2001 decreased primarily due to capital expenditures made in fiscal 2000 to equip and furnish our West Coast distribution center.

     Cash flows provided by financing activities were $2.1 million in fiscal 2002, reflecting funds received from the exercise of employee stock options and employee stock purchases. In fiscal 2001 and fiscal 2000, cash flows used in financing activities reflected the net repayment of borrowings under our working capital facility, offset partially by funds received from the exercise of employee stock options and employee stock purchases.

     We anticipate that total capital expenditures will approximate $25 million to $30 million in fiscal 2003. These expenditures will relate primarily to the opening of approximately 50 stores and store remodels. We believe that cash on hand, cash generated from operations and funds available under our working capital facilities will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. In addition, we will consider additional sources of financing to fund our long-term growth. Our ability to meet our capital requirements will depend on our ability to generate cash from operations and successfully implement our fiscal 2003 strategic initiatives.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables summarize our contractual and commercial obligations as of February 1, 2003:

                                                              PAYMENTS DUE BY PERIOD
                                    --------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                           LESS THAN 1
(DOLLARS IN THOUSANDS)                TOTAL          YEAR         1 - 3 YEARS     4 - 5 YEARS    AFTER 5 YEARS
--------------------------------------------------------------------------------------------------------------
Long-term Debt                      $       0      $       0        $       0       $       0       $       0
Capital Leases                              0              0                0               0               0
Operating Leases                      786,515         96,287          292,589         171,611         226,028

                                                           AMOUNTS OF COMMITMENT EXPIRATION PER PERIOD
OTHER COMMERCIAL                      TOTAL        -----------------------------------------------------------
COMMITMENTS                          AMOUNTS      LESS THAN 1
(DOLLARS IN THOUSANDS)              COMMITTED        YEAR         1 - 3 YEARS     4 - 5 YEARS    AFTER 5 YEARS
--------------------------------------------------------------------------------------------------------------
Working Capital Facility            $      0       $      0         $    0            $  0            $ 0
Merchandise Letters of Credit         27,686         27,686              0               0              0
Standby Letters of Credit (1)          4,970          4,641            250              79              0

(1) Represents letters of credit issued to landlords, banks and insurance companies. We do not expect a cash outlay for these stand-by letters of credit during 2003.

QUARTERLY RESULTS AND SEASONALITY

     Our quarterly results of operations have fluctuated and are expected to continue to fluctuate materially depending on a variety of factors, including overall economic conditions and recession, the timing of new store openings and related pre-opening and other startup costs, net sales contributed by new stores, increases or decreases in comparable store sales, weather conditions, shifts in timing of certain holidays, changes in our merchandise mix and pricing strategy.

     Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. As is the case with many retailers of apparel and related merchandise, we typically experience lower net sales and net income during the first two fiscal quarters, and net sales and net income are lower during the second fiscal quarter than during the first fiscal quarter. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. In fiscal 2003, we anticipate that the late timing of the Easter holiday will shift our customers purchasing patterns to later on in the first quarter as compared to the first quarter of 2002. Our third quarter results are heavily dependent upon back-to-school sales and our fourth quarter results are heavily dependent upon sales during the holiday season. We experienced losses in the second quarter of 2002 and the second quarter of 2001 and expect to experience a second quarter loss in fiscal 2003. It is also possible we could experience losses in other quarters. Because of these fluctuations in net sales and net income (loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

                                                              FISCAL YEAR ENDED FEBRUARY 1, 2003
                                                     -------------------------------------------------------
                                                       FIRST         SECOND          THIRD        FOURTH
                                                      QUARTER        QUARTER        QUARTER       QUARTER
                                                     --------        -------        --------      --------
                                                       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales......................................      $ 173,047      $ 128,295     $ 173,403       $196,664
Gross profit...................................         79,128         36,386        61,740         71,434
Operating income (loss)........................         24,485        (16,652)        2,491          4,541
Net income (loss)..............................         15,208        (10,167)        1,604          2,289
Basic net income (loss) per common share.......          $0.58         $(0.38)        $0.06          $0.09
Diluted net income (loss) per common share.....          $0.56         $(0.38)        $0.06          $0.09
Comparable store sales (decrease)..............            (11)%           (9)%         (21)%          (19)%
Stores open at end of period...................            554            600           629            643

                                                              FISCAL YEAR ENDED FEBRUARY 2, 2002
                                                     -------------------------------------------------------
                                                       FIRST         SECOND          THIRD        FOURTH
                                                      QUARTER        QUARTER        QUARTER       QUARTER
                                                     --------        --------       -------       --------
                                                       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales......................................      $ 160,461      $ 116,318     $ 181,433       $198,744
Gross profit...................................         68,162         40,819        84,070         86,619
Operating income (loss)........................         21,041         (6,267)       30,898         30,329
Net income (loss)..............................         12,818         (3,892)       18,719         18,937
Basic net income (loss) per common share.......          $0.49         $(0.15)        $0.71          $0.72
Diluted net income (loss) per common share.....          $0.48         $(0.15)        $0.70          $0.70
Comparable store sales (decrease)..............             (2)%          (16)%          (9)%           (6)%
Stores open at end of period...................            437            481           513            520

ITEM 7A.--QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.-- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 16.

ITEM 9.-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     In July 2002, the Company made a determination not to engage its former independent accountants, Arthur Andersen LLP, as its independent public accountants and appointed Deloitte & Touche LLP as its new independent accountants, effective immediately. Additional information regarding this change in independent accountants is contained in the Company's report on Form 8-K dated July 15, 2002 and in the Company's Proxy Statement to be filed with the Securities and Exchange Commission for its annual meeting of stockholders to be held on June 17, 2003 ("2003 Proxy Statement").

                                    PART III

ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 2003 Proxy Statement. See also Item 1.

ITEM 11.- EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the sections entitled "Information Regarding the Board of Directors
- Compensation of Directors" and "Executive Compensation" in the 2003 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation - Employment Agreements," and "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the 2003 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 14.--CONTROLS AND PROCEDURES

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

ITEM 15.--PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated herein by reference to the section entitled "Fees Paid to Accountants for Services Rendered During the Last Fiscal Year in the 2003 Proxy Statement to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 16.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

     The following documents are filed as part of this report:

     Independent Auditors' Report
     Report of Independent Public Accountants
     Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002 Consolidated Statements of Income for each of the three fiscal years ended February 1, 2003 Consolidated Statements of Changes in Stockholders' Equity for each of the three fiscal years ended February 1, 2003
     Consolidated Statements of Cash Flows for each of the three fiscal years ended February 1, 2003
     Notes to Consolidated Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE FISCAL YEARS ENDED

             FEBRUARY 1, 2003, FEBRUARY 2, 2002 AND FEBRUARY 3, 2001

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                                                                             PAGE:
                                                                             -----
Independent Auditors' Report.................................................   26

Report of Independent Public Accountants.....................................   27

Consolidated Balance Sheets..................................................   28

Consolidated Statements of Income............................................   29

Consolidated Statements of Changes in Stockholders' Equity...................   30

Consolidated Statements of Cash Flows........................................   31

Notes to Consolidated Financial Statements...................................   32

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of The Children's Place Retail Stores, Inc.:

     We have audited the accompanying consolidated balance sheet of The Children's Place Retail Stores, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of February 1, 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of February 2, 2002 and for the years ended February 2, 2002 and February 3, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 28, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of The Children's Place Retail Stores, Inc. and subsidiaries at February 1, 2003, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed above, the consolidated financial statements of The Children's Place Retail Stores, Inc. as of February 2, 2002 and for the fiscal years ended February 2, 2002 and February 3, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the disclosures as required by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. Our audit procedures with respect to the disclosures in Note 1 with respect to the years ended February 2, 2002 and February 3, 2001 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing compensation expense, net of tax, as calculated under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of reported net income to pro forma net income and the related earnings per share amounts. In our opinion, the disclosures relating to stock based compensation for the fiscal years ended February 2, 2002 and February 3, 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements as of February 2, 2002 and for the fiscal years ended February 2, 2002 and February 3, 2001 of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements as of February 2, 2002 and for the fiscal years ended February 2, 2002 and February 3, 2001 taken as a whole.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 10, 2003 (except for Note 12 and Note 13 - as to which the date is April 25, 2003.)

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the fiscal year ended February 2, 2002. This report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

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

                               Arthur Andersen LLP

New York, New York
February 28, 2002

            THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FEBRUARY 1,     FEBRUARY 2,
                                                         2003            2002
                                                     ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ......................   $     36,645    $     45,191
  Accounts receivable ............................         13,571          11,895
  Inventories ....................................         75,417          59,095
  Prepaid expenses and other current assets ......         19,277          11,997
  Deferred income taxes ..........................            293           3,847
                                                     ------------    ------------
     Total current assets ........................        145,203         132,025

Property and equipment:
  Leasehold improvements .........................        118,252          98,864
  Store fixtures and equipment ...................        116,980          96,710
  Capitalized software ...........................         20,284          14,760
  Construction in progress .......................            973           4,461
                                                     ------------    ------------
                                                          256,489         214,795
  Less accumulated depreciation and amortization .       (101,489)        (70,138)
                                                     ------------    ------------
     Property and equipment, net .................        155,000         144,657
Deferred income taxes ............................          8,288           5,332
Other assets .....................................            837             835
                                                     ------------    ------------
  Total assets ...................................   $    309,328    $    282,849
                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:

  Accounts payable ...............................   $     30,805    $     22,177
  Taxes payable ..................................            198           6,195
  Accrued expenses and other current liabilities .         34,926          26,311
                                                     ------------    ------------
     Total current liabilities ...................         65,929          54,683
Other long-term liabilities ......................         14,391          11,160
                                                     ------------    ------------
  Total liabilities ..............................         80,320          65,843
                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock, $0.10 par value ....................          2,657           2,637
Preferred stock, $1.00 par value .................              0               0
Additional paid-in capital .......................         98,765          95,982
Accumulated other comprehensive income (loss) ....            253             (12)
Retained earnings ................................        127,333         118,399
                                                     ------------    ------------
  Total stockholders' equity .....................        229,008         217,006
                                                     ------------    ------------
  Total liabilities and stockholders' equity .....   $    309,328    $    282,849
                                                     ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

            THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  FISCAL YEAR ENDED
                                                     -------------------------------------------
                                                      FEBRUARY 1,     FEBRUARY 2,    FEBRUARY 3,
                                                         2003            2002           2001
                                                     ------------    ------------   ------------
Net sales ........................................   $    671,409    $    656,956   $    587,385
Cost of sales ....................................        422,721         377,286        339,407
                                                     ------------    ------------   ------------

Gross profit .....................................        248,688         279,670        247,978
Selling, general and administrative expenses .....        194,907         176,103        155,784
Asset impairment charges .........................          3,170               0              0
Depreciation and amortization ....................         35,746          27,566         20,880
                                                     ------------    ------------   ------------

Operating income .................................         14,865          76,001         71,314
Interest (income) expense, net ...................           (547)            252          1,163
                                                     ------------    ------------   ------------

Income before income taxes .......................         15,412          75,749         70,151
Provision for income taxes .......................          6,478          29,167         27,461
                                                     ------------    ------------   ------------

Net income .......................................   $      8,934    $     46,582   $     42,690
                                                     ============    ============   ============

Basic net income per common share ................   $       0.34    $       1.77   $       1.65
                                                     ============    ============   ============

Basic weighted average common shares outstanding .         26,501          26,262         25,847

Diluted net income per common share ..............   $       0.33    $       1.73   $       1.60
                                                     ============    ============   ============

Diluted weighted average common shares outstanding         26,978          26,964         26,668

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

            THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE FISCAL YEARS ENDED, FEBRUARY 3, 2001,
                      FEBRUARY 2, 2002 AND FEBRUARY 1, 2003
                                 (IN THOUSANDS)

                                                                                         ACCUMULATED
                                          COMMON STOCK          ADDITIONAL                  OTHER         TOTAL     COMPREHENSIVE
                                          -------------           PAID-IN     RETAINED   COMPREHENSIVE STOCKHOLDERS'   (LOSS)
                                        SHARES       AMOUNT       CAPITAL     EARNINGS  (LOSS)/INCOME     EQUITY       INCOME
                                   -------------   ----------   ----------   ----------   ----------    ----------    ----------
BALANCE, January 29, 2000 .........       25,698   $    2,570   $   88,376   $   29,127   $       (7)   $  120,066
Exercise of stock options and
  employee stock purchases.........          397           40        2,585           --           --         2,625
Tax benefit of stock option
  exercises .......................           --           --        1,291           --           --         1,291
Change in cumulative
  translation adjustment...........           --           --           --           --           (5)           (5)   $       (5)
Net income ........................           --           --           --       42,690           --        42,690        42,690
                                                                                                                      ----------
Comprehensive income ..............                                                                                   $   42,685
                                   -------------   ----------   ----------   ----------   ----------    ----------    ==========

BALANCE, February 3, 2001 .........       26,095        2,610       92,252       71,817          (12)      166,667
Exercise of stock options and
  employee stock purchases.........          277           27        2,689           --           --         2,716
Tax benefit of stock option
  exercises .......................           --           --        1,041           --           --         1,041
Net income ........................           --           --           --       46,582           --        46,582    $   46,582
                                                                                                                      ----------
Comprehensive income ..............                                                                                   $   46,582
                                   -------------   ----------   ----------   ----------   ----------    ----------    ==========

BALANCE, February 2, 2002 .........       26,372        2,637       95,982      118,399          (12)      217,006
Exercise of stock options and
  employee stock purchases.........          198           20        2,034           --           --         2,054
Tax benefit of stock option
  exercises .......................           --           --          749           --           --           749
Change in cumulative
  translation adjustment...........           --           --           --           --          265           265    $      265
Net income ........................           --           --           --        8,934           --         8,934         8,934
                                                                                                                      ----------
Comprehensive income ..............                                                                                   $    9,199
                                   -------------   ----------   ----------   ----------   ----------    ----------    ==========

BALANCE, February 1, 2003 .........       26,570   $    2,657   $   98,765   $  127,333   $      253    $  229,008
                                      ==========   ==========   ==========   ==========   ==========    ==========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                         FISCAL YEAR ENDED
                                                             -------------------------------------------
                                                              FEBRUARY 1,    FEBRUARY 2,     FEBRUARY 3,
                                                                 2003           2002            2001
                                                             ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................   $      8,934   $     46,582    $     42,690
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization ..........................         35,746         27,566          20,880
  Deferred financing fee amortization ....................             51             62              57
  Loss on disposals of property and equipment ............            466            819           1,124
  Asset impairment charges ...............................          3,170              0               0
  Deferred taxes .........................................            830            490           1,886
  Deferred rent ..........................................          3,901          2,328           1,680
Changes in operating assets and liabilities:
  Accounts receivable ....................................         (1,676)        (2,777)         (4,006)
  Inventories ............................................        (16,322)         9,010         (12,084)
  Prepaid expenses and other current assets ..............         (7,280)          (943)         (2,527)
  Other assets ...........................................            (53)           417            (619)
  Accounts payable .......................................          8,628         (6,168)          8,184
  Accrued expenses, and other current liabilities ........          1,276          9,386           4,524
                                                             ------------   ------------    ------------
       Total adjustments .................................         28,737         40,190          19,099
                                                             ------------   ------------    ------------
Net cash provided by operating activities ................         37,671         86,772          61,789
                                                             ------------   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property and equipment purchases, lease acquisition and
       software costs ....................................        (48,536)       (49,114)        (55,167)
                                                             ------------   ------------    ------------
   Net cash used in investing activities .................        (48,536)       (49,114)        (55,167)
                                                             ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility ...............         47,441        571,898         613,623
Repayments under revolving credit facility ...............        (47,441)      (575,222)       (616,806)
Exercise of stock options and employee stock purchases ...          2,054          2,716           2,625
Deferred financing costs .................................              0              0            (122)
                                                             ------------   ------------    ------------
Net cash provided by (used in) financing activities ......          2,054           (608)           (680)
                                                             ------------   ------------    ------------

Effect of exchange rate changes on cash ..................            265              0              (5)
                                                             ------------   ------------    ------------
   Net increase (decrease) in cash and cash equivalents ..         (8,546)        37,050           5,937
Cash and cash equivalents, beginning of period ...........         45,191          8,141           2,204
                                                             ------------   ------------    ------------
Cash and cash equivalents, end of period .................         36,645   $     45,191    $      8,141
                                                             ============   ============    ============

OTHER CASH FLOW INFORMATION:

Cash paid during the year for interest ...................   $        197   $        904    $      1,983
Cash paid during the year for income taxes ...............         14,896         25,555          25,907

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Children's Place Retail Stores, Inc., ("the Company,") is a specialty retailer of apparel and accessories for children from newborn to twelve years of age. The Company designs, sources and markets its products under "The Children's Place" brand name for sale exclusively in its stores and on its website. As of February 1, 2003, the Company operated 643 stores in the United States and Canada. The Company also has offices in Asia which enables the Company to capitalize on new sourcing opportunities, respond to changing merchandise trends and ensure product quality assurance.

FISCAL YEAR

     The Company's fiscal year is a 52-week or 53-week period ending on the Saturday nearest to January 31. The results for fiscal 2002, fiscal 2001 and fiscal 2000 represent the 52-week period ended February 1, 2003, the 52-week period ended February 2, 2002 and the 53-week period ended February 3, 2001, respectively.

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

RECLASSIFICATIONS

     The Company separately disclosed the change in deferred rent on its consolidated statement of cash flows for the fiscal years ended February 2, 2002 and February 1, 2001 in order to conform to the current year's presentation. The Company also separately disclosed accrued marketing and accrued insurance in
Note 4 - Accrued Expenses and Other Current Liabilities as of February 2, 2002 in order to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories, which consist primarily of finished goods, are stated at the lower of average cost or market, calculated using the retail inventory method.

REVENUE RECOGNITION

     The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when shipped from a distribution center if the product was purchased on the Company's website. An allowance for estimated sales returns is recorded and is reflected in accrued expenses in the accompanying consolidated balance sheets. The allowance for estimated sales returns were approximately $860,000 and $861,000 as of February 1, 2003 and February 2, 2002, respectively. The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability. Additionally, a portion of revenue is deferred for our private label credit card promotions that provide a future discount on purchases once a minimum customer purchase threshold is satisfied.

COST OF SALES

     In addition to the cost of inventory sold, the Company includes its buying, distribution and occupancy expenses in its cost of sales, as well as shipping and handling costs on merchandise sold directly to customers.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Property and equipment is depreciated on a straight-line basis based upon their estimated useful lives, which range from three to ten years.

     In accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), internal use software and other related costs are capitalized. The Company capitalized approximately $1,069,000, $1,180,000 and $788,000 in programming and development costs of employees in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The Company also capitalized approximately $4,455,000, $6,953,000 and $1,258,000 in external software costs in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

DEFERRED FINANCING COSTS

     The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are amortized over the term of the indebtedness. As of February 1, 2003, unamortized deferred financing costs represent the cost of acquiring the Company's working capital facility and were approximately $259,000, net of accumulated amortization of $243,000. As of February 2, 2002, unamortized deferred financing costs were approximately $259,000, net of accumulated amortization of $192,000.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

     Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). In accordance with SFAS 144, the Company evaluates each store's performance (after a store has been open a full fiscal year) and measures the carrying value of each location's fixed assets, principally leasehold improvements and fixtures, versus its estimated future cash flows. When the evaluation of a store location indicates that the cash flows are not sufficient to recover the carrying value of the long-term assets at the store, the store assets are deemed to be impaired and are adjusted to their fair values. As certain stores have recently experienced declining performance in fiscal 2002 and management estimates that future cash flows will be insufficient to recover the carrying value of their assets, the Company has recorded a $3.2 million pre-tax provision for the impairment of leasehold improvements and fixtures located in 19 stores.

PRE-OPENING COSTS

     Store pre-opening costs, which consist primarily of payroll, supply and marketing expenses, are expensed as incurred and are included in selling, general and administrative expenses.

MARKETING COSTS

     The Company expenses the cost of marketing when the marketing is first run or displayed. Included in selling, general and administrative expenses for fiscal 2002, fiscal 2001 and fiscal 2000 are marketing costs of approximately $14,508,000, $12,049,000 and $12,943,000, respectively.

DEFERRED RENT

     Rent expense is recognized on a straight-line basis over the term of the lease. Rent abatements are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portion of deferred rent is included in accrued expenses and other long-term liabilities. As of February 1, 2003, the current and long-term portions of deferred rent were approximately $474,000 and $12,060,000, respectively. As of February 2, 2002, the current and long-term portions of deferred rent were approximately $320,000 and $8,313,000, respectively.

INCOME TAXES

     The Company computes income taxes using the liability method. This standard requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between financial statement and income tax basis of assets and liabilities. Temporary differences result primarily from accelerated

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

depreciation and amortization for tax purposes and various accruals and reserves being deductible for future tax periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Values of Financial Instruments" ("SFAS 107"), requires entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheets, for which it is practicable to estimate fair value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices for the same or similar financial instruments.

     As cash and cash equivalents, accounts receivable and payable, and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.

ACCOUNTING FOR STOCK BASED COMPENSATION

     The Company accounts for its 1996 Stock Option Plan (the "1996 Plan"), its 1997 Stock Option Plan (the "1997 Plan") and its Employee Stock Purchase Plan (the "ESPP") under the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense has been recognized for stock-based compensation, since the options granted were at prices that equaled or exceeded their estimated fair market value at the date of grant. If compensation expense for the Company's stock options and employee stock purchases issued in fiscal 2002, fiscal 2001 and fiscal 2000 had been determined based on the fair value method of accounting, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), the Company's net income would have been reduced to the pro forma amounts indicated below for the three fiscal years in the period ended February 1, 2003:

                                                                                FISCAL YEAR ENDED
                                                                  -----------------------------------------------
                                                                   FEBRUARY 1,      FEBRUARY 2,      FEBRUARY 3,
                                                                      2003             2002             2001
                                                                  -----------------------------------------------
Net income -
   As reported............................................          $ 8,934,000     $ 46,582,000     $ 42,690,000
   Deduct: Total stock-based compensation expense determined
   under fair value based method for all awards, net of
   related tax effects....................................            3,642,000       3,230,000         3,044,000
                                                                    -----------     ------------     ------------
   Pro forma..............................................          $ 5,292,000     $ 43,352,000     $ 39,646,000
                                                                    ===========     ============     ============

Earnings per share -
   Basic - as reported....................................               $ 0.34           $ 1.77           $ 1.65
   Basic - pro forma......................................               $ 0.20           $ 1.65           $ 1.53

   Diluted - as reported..................................               $ 0.33           $ 1.73           $ 1.60
   Diluted - pro forma....................................               $ 0.20           $ 1.61           $ 1.49

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR STOCK BASED COMPENSATION (CONTINUED)

     The fair value of issued stock options were estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

                                                               FEBRUARY 1,         FEBRUARY 2,           FEBRUARY 3,
                                                                  2003                2002                  2001
                                                           ----------------    -----------------    ------------------
Dividend yield............................................                0%                   0%                    0%
Volatility factor.........................................            60.00%               59.00%                60.00%
Weighted average risk-free interest rate..................             3.44%                4.45%                 6.21%
Expected life of options..................................          5 years              5 years               5 years
Weighted average fair value on grant date................. $ 9.07 per share    $ 13.90 per share     $ 18.63 per share


     Pro forma compensation expense for the Company's ESPP is calculated by multiplying the number of shares issued by the spread between the fair market value of the stock on day of the ESPP purchase and the purchase price paid by employees, which is 85% of the fair market value. During fiscal 2002, fiscal 2001 and fiscal 2000, pro forma compensation expense for the ESPP was approximately $78,000, $79,000 and $79,000, respectively.

NET INCOME PER COMMON SHARE

     The Company reports its earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of both basic and diluted earnings per share on the statements of income.

     In accordance with SFAS 128, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

                                                                          FOR THE FISCAL YEAR ENDED
                                                                ----------------------------------------------
                                                                FEBRUARY 1,      FEBRUARY 2,       FEBRUARY 3,
                                                                   2003             2002              2001
                                                              -------------     -------------     ------------
Net income (in thousands)..................................   $       8,934     $      46,582     $     42,690
                                                              =============     =============     ============
Basic weighted average common shares.......................      26,501,315        26,262,173       25,846,517
Dilutive effect of stock options...........................         476,412           701,489          821,828
                                                              -------------     -------------     ------------
Diluted weighted average common shares.....................      26,977,727        26,963,662       26,668,345
                                                              =============     =============     ============

Antidilutive options.......................................         891,117           257,237          356,740

     Antidilutive options consist of the weighted average of stock options for the respective periods ended February 1, 2003, February 2, 2002 and February 3, 2001 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

DERIVATIVE INSTRUMENTS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value should be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company must formally document, designate and assess the effectiveness of transactions that qualify as hedging.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE INSTRUMENTS (CONTINUED)

     Effective February 4, 2001, the Company adopted SFAS 133, as amended. The adoption of SFAS 133, as amended, did not have a material effect on the Company's consolidated financial statements, as the Company has not entered into any derivative contracts.

FOREIGN CURRENCY TRANSLATION

     The Company has determined that the local currencies of its Canadian and Hong Kong subsidiaries are their functional currencies. In accordance with SFAS No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On February 3, 2002, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and is effective for all business combinations initiated after June 30, 2001. SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized, but rather are tested at least annually for impairment.

     SFAS 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment. Goodwill recognized on or before June 30, 2001 shall be tested for impairment as of the beginning of the fiscal year in which SFAS 142 is initially applied in its entirety. The adoption of SFAS 141 and SFAS 142 did not have a material impact on the Company's results of operations or financial position.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on the Company's results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 contained in SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. See this note and Note 9 - Stock Option and Purchase Plans for the required disclosures.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has implemented the disclosure provisions of FIN 45 in its February 1, 2003 financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of APB No. 51)" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of certain Variable Interest Entities ("VIE"), commonly referred to as special purpose entities. The Company will be required to implement the other provisions of FIN 46 in fiscal 2003. The Company does not believe that FIN 46 will have a material impact on its financial statements as the Company has not entered into any transactions involving VIEs.

2. SHORT-TERM BORROWINGS

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

     The Foothill Credit Facility expires in July 2003 and provides for one year renewal options. In April 2003, the Company amended, restated and extended its working capital facility with Wells Fargo Retail Finance LLC ("Wells Fargo"). Previously, Foothill Capital had assigned its rights under this facility to Wells Fargo. Refer to Note 13 - Subsequent Event.

     The Company had no outstanding borrowings outstanding under the Foothill Credit Facility as of February 1, 2003 and February 2, 2002, respectively. Letters of credit outstanding as of February 1, 2003 and February 2, 2002 were $32.6 million and $9.4 million, respectively. Availability as of February 1, 2003 and February 2, 2002 was $42.4 million and $57.2 million, respectively.

     The Foothill Credit Facility also contains certain financial covenants, including, among others, the maintenance of minimum levels of earnings and current ratios and imposes certain limitations on the Company's annual capital expenditures, as defined in the Foothill Credit Facility, as well as a prohibition on the payment of dividends. As of February 1, 2003, the Company was in compliance with all of its covenants under the Foothill Credit Facility. Noncompliance with these covenants could result in additional fees or could affect the availability of the facility.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SHORT-TERM BORROWINGS (CONTINUED)

FOOTHILL CREDIT FACILITY (CONTINUED)

     Amounts outstanding under the Foothill Credit Facility bear interest at a floating rate equal to the prime rate or, at the Company's option, a LIBOR Rate plus a pre-determined spread. The LIBOR spread is 1.25% to 2.50% depending on the Company's financial performance from time to time. The interest rate charged under the Foothill Credit Facility was 4.25% and 4.75% as of February 1, 2003 and February 2, 2002, respectively. In addition, the Company was also required to pay an anniversary fee of $93,750 in each of the last three fiscal years.

     Borrowing activity under the Foothill Credit Facility was as follows (dollars in thousands):

                                                                   FOR THE FISCAL YEAR ENDED
                                                              -----------------------------------
                                                              FEBRUARY 1, 2003   FEBRUARY 2, 2002
                                                              ----------------   ----------------
Weighted average balances outstanding........................   $         196     $         9,307
Weighted average interest rate...............................            4.61%               5.57%
Maximum balance outstanding..................................   $       1,259     $        31,034

TORONTO DOMINION CREDIT FACILITY

     During fiscal 2002, the Company amended its working capital facility to provide for direct borrowings of our Canadian subsidiary. The Company entered into a $6.6 million facility with Toronto Dominion Bank for its Canadian subsidiary that is secured by a standby letter of credit. The Canadian facility is currently collateralized to provide $3.3 million in borrowings. As of February 1, 2003, there were no borrowings under the Canadian credit facility and there were outstanding letters of credit of $0.1 million. Availability under the Canadian credit facility was $3.2 million as of February 1, 2003. Interest rates charged under the Canadian credit facility were 4.5% as of February 1, 2003. The Toronto Dominion Bank can demand repayment and cancel the availability of the Toronto Dominion Credit Facility at any time.

     Borrowing activity under the Toronto Dominion Credit Facility was as follows (dollars in thousands):

                                                                FOR THE FISCAL YEAR ENDED
                                                                     FEBRUARY 1, 2003
                                                                -------------------------
Weighted average balances outstanding........................        $         992
Weighted average interest rate...............................                  4.5%
Maximum balance outstanding..................................        $       1,647

3. CANADIAN LEASE ACQUISITION

     On May 1, 2002, the Company acquired the leases for 23 stores and other assets from Au Coin des Petits/Young Canada, the children's division of Comark, Inc., for an immaterial amount. The Company successfully negotiated to extend the terms of all the acquired leases to provide for full lease terms of approximately 10 years. The stores are based in regional malls located in the provinces of Ontario and Quebec. The Company converted the acquired locations into The Children's Place stores and reopened 13 stores in July 2002. The remaining 10 stores opened in August 2002. To facilitate this expansion, the Company has leased an approximately 30,000 square foot distribution center in Mississauga, Ontario.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities is comprised of the following (dollars in thousands):

                                                                             FEBRUARY 1,      FEBRUARY 2,
                                                                                2003             2002
                                                                          ---------------   ---------------
Accrued salaries and benefits.........................................    $         9,315   $         7,881
Accrued real estate expenses .........................................              3,558             3,058
Customer liabilities .................................................              6,395             4,927
Sales taxes and other taxes payable ..................................              3,471             2,810
Accrued insurance ....................................................              2,166               325
Accrued marketing ....................................................                989               548
Asset accruals .......................................................              1,577               389
Other accrued expenses ...............................................              7,455             6,373
                                                                          ---------------   ---------------
   Accrued expenses, interest and other current liabilities...........    $        34,926   $        26,311
                                                                          ===============   ===============

5. COMMITMENTS AND CONTINGENCIES

     The Company leases all of its stores and distribution facilities, and certain office equipment, store fixtures and automobiles, under leases expiring at various dates through 2023. Certain leases include options to renew. The leases require fixed minimum annual rental payments plus, under the terms of certain leases, additional payments for taxes, other expenses and additional rent based upon sales.

     Rent expense is as follows (dollars in thousands):

                                                                                               FOR THE FISCAL YEAR ENDED
                                                                               ---------------------------------------------------
                                                                                   FEBRUARY        FEBRUARY          FEBRUARY 3,
                                                                                    1, 2003         2, 2002             2001
                                                                               ---------------------------------------------------
Store and distribution facilities rent:
   Minimum rentals .........................................................   $        78,743   $        62,521   $        47,314
   Additional rent based upon sales ........................................               161               528               848
                                                                               ---------------   ---------------   ---------------
   Total rent expense ......................................................   $        78,904   $        63,049   $        48,162
                                                                               ===============   ===============   ===============

     Future minimum annual lease payments under the Company's operating leases at February 1, 2003, are as follows (dollars in thousands):

                                               OPERATING
                                                 LEASES
                                               ---------
Fiscal year
2003 ........................................  $  96,287
2004 ........................................     98,667
2005 ........................................     98,047
2006 ........................................     95,875
2007 ........................................     89,223
Thereafter ..................................    308,416
                                               ---------
Total minimum lease payments ................  $ 786,515
                                               =========

6. LITIGATION

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

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES

     Components of the Company's provision for income taxes consisted of the following (dollars in thousands):

                                                                                        FISCAL YEAR ENDED
                                                                              -------------------------------------
                                                                                FEBRUARY 1, FEBRUARY 2, FEBRUARY 3,
                                                                                   2003        2002        2001
                                                                              ------------- ----------- -----------
Current -
   Federal ...................................................................   $  4,405    $ 25,480    $ 21,477
   Foreign ...................................................................        702         679         694
   State .....................................................................        772       5,466       4,278
Deferred -
   Federal ...................................................................      1,268      (2,099)        311
   State .....................................................................       (669)       (359)        701
                                                                                 --------    --------    --------
   Provision for income taxes ................................................   $  6,478    $ 29,167    $ 27,461
                                                                                 ========    ========    ========

     A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rate follows (dollars in thousands):

                                                                                        FISCAL YEAR ENDED
                                                                              ------------------------------------
                                                                               FEBRUARY 1,  FEBRUARY 2, FEBRUARY 3,
                                                                                  2003        2002        2001
                                                                              ------------ ------------ ----------
Calculated income tax provision .............................................   $  5,394    $ 26,512    $ 24,553
State income taxes, net of federal benefit ..................................         68       3,320       3,236
Foreign tax .................................................................       (554)       (718)       (733)
Losses for which no tax benefit is recognized ...............................      1,589           0           0
Nondeductible expenses ......................................................         10          38          16
Other .......................................................................        (29)         15         389
                                                                                --------    --------    --------
Tax provision as shown on the statements of income ..........................   $  6,478    $ 29,167    $ 27,461
                                                                                ========    ========    ========

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes as measured by tax laws. As of February 1, 2003, there are accumulated unremitted earnings of approximately $11.2 million from the Company's Hong Kong subsidiary on which deferred taxes have not been provided as the undistributed earnings of the Hong Kong subsidiary are indefinitely reinvested. The Company has not recognized a tax benefit on the losses of its Canadian subsidiary in fiscal 2002. This tax benefit expires in 2009.

         Temporary differences which give rise to deferred tax assets and liabilities are as follows (dollars in thousands):

                                                                                    FEBRUARY 1,  FEBRUARY 2,
                                                                                       2003         2002
                                                                                   ------------  -----------
Current -
   Uniform inventory capitalization ..........................................        $ 2,599      $ 2,430
   Inventory .................................................................            345          804
   Prepaid expenses and other reserves .......................................         (2,651)         613
                                                                                      -------      -------
      Total current ..........................................................            293        3,847
                                                                                      -------      -------
Noncurrent -
   State tax net operating losses and credits ................................            886            0
   Depreciation ..............................................................          2,558        1,924
   Canada net operating loss .................................................          1,589            0
   Valuation allowance .......................................................         (1,589)           0
   Deferred rent .............................................................          4,844        3,408
                                                                                      -------      -------
      Total noncurrent .......................................................          8,288        5,332
                                                                                      -------      -------
      Total deferred tax asset ...............................................        $ 8,581      $ 9,179
                                                                                      =======      =======

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY

     The Company's stockholders' equity is comprised of the following:

                                                                         FEBRUARY 1,    FEBRUARY 2,
                                                                            2003           2002
                                                                         -----------   ------------
Common stock:
   Authorized number of shares, $0.10 par value ......................   100,000,000   100,000,000
   Issued and outstanding number of shares ...........................    26,569,864    26,372,144
Preferred stock:
   Authorized number of shares, $1.00 par value ......................     1,000,000     1,000,000
   Issued and outstanding number of shares ...........................             0             0

9. STOCK OPTION AND PURCHASE PLANS

STOCK OPTION PLANS

     The Company has two stock option plans: the 1996 Plan and the 1997 Plan. The 1996 Plan authorized the granting of incentive stock options with respect to 1,743,240 shares of Common Stock. The 1997 Plan was authorized and amended to grant options with respect to 4,000,000 shares of Common Stock. As of February 1, 2003, there were 57,300 shares available for grant under the 1996 Plan and 1,754,360 shares available for grant under the 1997 Plan.

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

         Changes in common shares under option for the three fiscal years in the period ended February 1, 2003 are summarized below:

                                     FEBRUARY 1, 2003              FEBRUARY 2, 2002            FEBRUARY 3, 2001
                              ----------------------------  --------------------------   ---------------------------
                                                WEIGHTED                                                WEIGHTED
                                                AVERAGE                WEIGHTED AVERAGE                 AVERAGE
                                SHARES      EXERCISE PRICE   SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                              -----------  ---------------  ---------  ----------------  ----------  ---------------
Beginning of year .........    2,080,643    $        18.49  1,900,732    $        15.41  1,965,856    $        12.21
Granted ...................      291,700             16.66    565,800             25.43    552,150             18.55
Exercised .................     (166,218)             9.77   (255,769)             8.84   (371,474)             5.86
Canceled ..................     (120,860)            24.62   (130,120)            23.04   (245,800)            11.44
                              ----------    -------------- ----------    --------------  ---------    --------------
End of year ...............    2,085,265    $        18.59  2,080,643    $        18.49  1,900,732    $        15.41
                              ==========    ============== ==========    ==============  =========    ==============
Exercisable at end of year       960,644    $        15.85    839,383    $        12.95    768,800    $        10.01

         The following table summarizes information regarding options outstanding at February 1, 2003:

                                OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
---------------------------------------------------------------------------------------------------------------------
                      OUTSTANDING AT     WEIGHTED AVERAGE           WEIGHTED        EXERCISABLE AT        WEIGHTED
                        FEBRUARY 1,          REMAINING              AVERAGE           FEBRUARY 1,          AVERAGE
 EXERCISE PRICES           2003          CONTRACTUAL LIFE        EXERCISE PRICE          2003          EXERCISE PRICE
----------------      --------------     ----------------        --------------     --------------    ---------------
   $2.68 - 2.68            158,680              3.4                  $  2.68            158,680             $  2.68
  $8.70 - 12.48            437,705              7.6                    10.06            188,335                9.29
  $13.97 - 20.31           687,950              6.7                    16.86            378,670               16.39
  $21.63 - 30.97           632,330              8.4                    25.49            163,479               25.38
  $32.80 - 41.47           168,600              7.1                    36.84             71,480               37.76
  --------------        ----------              ---                  -------        -----------             -------
  $2.68 - 41.47          2,085,265              7.2                   $18.59            960,644              $15.85
  ==============        ==========              ===                  =======        ===========             =======

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTION AND PURCHASE PLANS (CONTINUED)

STOCK PURCHASE PLANS

     The Company's ESPP is authorized to issue up to 360,000 shares of Common Stock for employee purchase through payroll deductions at 85% of fair market value. As of February 1, 2003, there were 258,554 shares available for grant under the ESPP. All employees of the Company, who have completed at least 90 days of employment and attained 21 years of age, are eligible to participate, except for employees who own Common Stock or options on such Common Stock which represents 5% or more of the Company. During fiscal 2002, fiscal 2001 and fiscal 2000, there were 31,902 shares, 20,679 shares and 25,702 shares issued under the ESPP.

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

     The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan's trustees. During fiscal 2002, fiscal 2001 and fiscal 2000, the Company matched the lesser of 50% of the participant's contribution or 2.5% of the participant's compensation. During fiscal 2002, fiscal 2001 and fiscal 2000, the Company's matching contributions to the 401(k) Plan were approximately $1,053,000, $888,000 and $605,000, respectively.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for the periods indicated (dollars in thousands, except for per share amounts):

                                                                                     FISCAL YEAR ENDED FEBRUARY 1, 2003
                                                                      -----------------------------------------------------------
                                                                           FIRST          SECOND           THIRD         FOURTH
                                                                          QUARTER        QUARTER          QUARTER        QUARTER
                                                                      --------------   ------------    ------------  ------------
Net sales ...........................................................   $    173,047   $    128,295    $    173,403   $    196,664
Gross profit ........................................................         79,128         36,386          61,740         71,434
Net income (loss) ...................................................         15,208        (10,167)          1,604          2,289
Basic net income (loss) per common share ............................   $       0.58   $      (0.38)   $       0.06   $       0.09
Diluted net income (loss) per common share ..........................   $       0.56   $      (0.38)   $       0.06   $       0.09

                                                                                     FISCAL YEAR ENDED FEBRUARY 2, 2002
                                                                      -----------------------------------------------------------
                                                                           FIRST         SECOND           THIRD          FOURTH
                                                                          QUARTER        QUARTER          QUARTER        QUARTER
                                                                      --------------   ------------    ------------  ------------
Net sales ...........................................................   $ 160,461      $ 116,318        $ 181,433       $ 198,744
Gross profit ........................................................      68,162         40,819           84,070          86,619
Net income (loss) ...................................................      12,818         (3,892)          18,719          18,937
Basic net income (loss) per common share ............................   $    0.49      $   (0.15)       $    0.71       $    0.72
Diluted net income (loss) per common share...........................   $    0.48      $   (0.15)       $    0.70       $    0.70

12. RELATED PARTY TRANSACTIONS

SKM FINANCIAL ADVISORY SERVICES

     In conjunction with a 1996 private placement, the Company sold common stock to two funds, the SK Equity Fund, L.P. and the SK Investment Fund, L.P. (collectively, the "SK Funds") managed by Saunders, Karp & Megrue, L.P. ("SKM"). As of February 1, 2003, the SK Funds owned 6,704,053 shares or approximately 25.2% of the Company's outstanding common stock.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. RELATED PARTY TRANSACTIONS (CONTINUED)

SKM FINANCIAL ADVISORY SERVICES (CONTINUED)

     In addition, the Company entered into a management agreement with SKM which provides for the payment of an annual fee of $150,000, payable quarterly in advance, in exchange for certain financial advisory services. This management agreement remains in effect until SKM or any of its affiliates' total ownership of the Company's Common Stock is less than 10% on a fully diluted basis. Pursuant to the management agreement, the Company incurred fees and expenses of approximately $151,000, $160,000 and $150,000 during fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

STOCKHOLDERS AGREEMENT

     The Company and certain of its stockholders, who as of February 1, 2003 own in the aggregate a majority of the Common Stock, are parties to a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement places certain limitations upon the transfer, in privately negotiated transactions, of shares of Common Stock beneficially owned by Ezra Dabah, CEO, and the SK Funds. In addition, the Stockholders Agreement provides that (1) so long as Ezra Dabah, together with members of his family, beneficially owns shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include three directors nominated by Ezra Dabah and (2) so long as the SK Funds beneficially own shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include two directors nominated by the SK Funds. Should the number of directors comprising the Board of Directors be increased, nominees for the remaining director positions will be designated by the Board of Directors.

     The Stockholders Agreement provides that so long as the SK Funds beneficially own shares representing at least 25% of the outstanding Common Stock, the Company will not, without the affirmative vote of at least one director nominated by the SK Funds, engage in specified types of transactions with certain of its affiliates (not including the SK Funds), take action to amend the By-Laws or Certificate of Incorporation or increase or decrease the size of the entire Board of Directors. The Stockholders Agreement also provides that certain specified types of corporate transactions and major corporate actions will require the approval of at least two-thirds of the members of the Board of Directors.

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

EXECUTIVE OFFICERS

     On or about April 15, 2000, the Company made loans to seven executive officers ranging from $200,000 to $500,000. The aggregate amount of these loans totaled $2.2 million. The loans matured on or about April 15, 2001 and bore interest at the prime rate as quoted by Chase Manhattan Bank. The loans were secured by the principal residences of these executive officers. With the exception of one loan, the executive loans were repaid prior to their maturity. In April 2001, the Company extended the term on one executive loan to April 15, 2002 and in April 2002 the Company further extended the term to April 15, 2003. As of February 2, 2003, this loan had principal and accrued interest outstanding totaling approximately $550,000. The principal balance and accrued interest on this loan was repaid as of April 3, 2003.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHAREHOLDER RECEIVABLE

     In August, 1999, the Company incurred approximately $227,000 in legal, accounting, printing and other costs for a secondary offering that was subsequently canceled. SKM, Ezra Dabah and Stanley Silverstein, a member of the Board of Directors, have agreed to reimburse the Company for these costs, which are included herein as a component of other assets.

13. SUBSEQUENT EVENT

WELLS FARGO CREDIT FACILITY

     In April 2003, the Company amended, restated and extended its principal working capital facility. Previously, Foothill Capital Corporation had assigned its rights under this facility to Wells Fargo. The amended and restated working capital facililty with Wells Fargo (the "Wells Fargo Credit Facility") provides for borrowings up to $75 million (including a sublimit for letters of credit of $75 million). The Wells Fargo Credit Facility also contains provisions to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that may be borrowed under the Wells Fargo Credit Facility depends on the Company's levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at the Company's option, a LIBOR Rate plus a pre-determined spread. The LIBOR spread is 1.50% to 2.75%, depending on the Company's level of collateral from time to time. Borrowings mature in April 2006 and provide for one year renewal options. The Wells Fargo Credit Facility contains financial covenants, including, among others, certain limitations on the Company's annual capital expenditures, maintenance of certain excess levels of collateral, as well as a prohibition on the payment of dividends. Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all the assets of the Company, except for its inventory in Canada.

(a) (2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted because they are not required or are not applicable.

(a)(3) EXHIBITS

   3.1*           Amended and Restated Certificate of Incorporation of the Company.
   3.2*           Amended and Restated By-Laws of the Company.
   4.1*           Form of Certificate for Common Stock of the Company.
   9.1*           Amended and Restated Stockholders Agreement, dated as of September 18, 1997.
   10.1*          1996 Stock Option Plan of The Children's Place Retail Stores, Inc.
   10.2*          1997 Stock Option Plan of The Children's Place Retail Stores, Inc.
   10.3*          The Children's Place Retail Stores, Inc. 401(k) Plan.
   10.4*          Form of The Children's Place Retail Stores, Inc. Employee Stock Purchase Plan.
   10.5*          The Children's Place Retail Stores, Inc. Management Incentive Plan.
   10.8*          Employment Agreement dated as of June 27, 1996 between the Company and Ezra Dabah.
   10.10*         Form of Indemnification Agreement between the Company and the members of its Board of Directors.
   10.12*         Form of Amended and Restated Registration Rights Agreement, dated as of September 18, 1997.
   10.17*         Buying Agency Agreement dated September 17, 1996 between the Company and KS Best International.
   10.18*         Advisory Agreement dated June 28, 1996 between the Company and Saunders Karp & Megrue, L.P.
   10.20**        Lease for a  distribution  center  and  corporate  headquarters  facility  between  the  Company  and
                  Hartz Mountain Associates, dated June 30, 1998.
   10.21**        Software Purchase and license agreement between the Company and Trimax Inc. dated August 14, 1998.
   10.22***       Amendment to a lease for a  distribution  center and corporate  headquarters  facility  between the Company and
                  Hartz Mountain Associates, dated November 20, 1998.
   10.23##        Second Amended and Restated Loan and Security Agreement between the Company and Foothill Capital  Corporation, dated July 5, 2000.
   10.24++        Amended and Restated Merchant Services Agreement between the Company and Hurley State Bank, dated as of
                  July 1, 2000.
   10.25++        Lease Agreement between the Company and Haven Gateway LLC, dated as of August 17, 2000.
   10.26++        Lease Agreement between the Company and Hartz Mountain Associates, dated as of October 31, 2000.
   10.27< <       Agreement as of May 23, 2002 between the Company and Toronto-Dominion Bank for a Demand Facility.
   10.28#         Lease Agreement as of August 21, 2000 between Orion  Properties  LTD., and Orlando  Corporation and
                  HMV Canada, Inc. Together with, Consent to Assignment as of April 5, 2002 between the Company and Orion Properties
                  LTD., and Orlando Corporation and HMV Canada, Inc. Together with, Assignment of Lease as of April 10, 2002 between the Company and HMV Canada, Inc.
   10.29@         Amendment  Number One to Second  Amended and Restated  Loan and Security  Agreement  between the Company and
                  Foothill Capital Corporation, dated April, 2002.
   10.30@         Letter Amendment to Second Amended and Restated Loan and Security  Agreement between the Company and Foothill
                  Capital Corporation, dated September 26, 2002.
   10.31          Third Amended and Restated Loan and Security Agreement between the Company,  the financial  institutions named herein and Wells Fargo Retail Finance, LLC, dated April 25, 2003.
   21.1           Subsidiaries of the Company
   23.1           Independent Auditors' Consent
   23.2           Notice Regarding Arthur Andersen LLP

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

     *** Incorporated by reference to the registrant's quarterly report on Form 10-Q for the period ended October 31, 1998. Exhibit
                  10.22 was filed previously as Exhibit 10.5 in such quarterly report.

     ## Incorporated by reference to the registrant's quarterly report on Form 10-Q for the period ended July 29, 2000. Exhibit 10.23 was filed previously as Exhibit 10.1 in such quarterly report.

     ++ Incorporated by reference to the registrant's quarterly report on Form 10-Q for the period ended October 28, 2000. Exhibit
                  10.24 was filed previously as Exhibit 10.2 in such quarterly report, Exhibit 10.25 was filed previously as Exhibit 10.3 in such quarterly report and Exhibit 10.26 was filed previously as Exhibit 10.4 in such quarterly report.

     < <          Incorporated by reference to the registrant's quarterly report on Form 10-Q for the period ended May 4, 2002. Exhibit 10.27 was filed previously as Exhibit 10.1 in such quarterly report.

     # Incorporated by reference to the registrant's quarterly report on Form 10-Q for the period ended August 3, 2002. Exhibit
                  10.28 was filed previously as Exhibit 10.2 in such quarterly document.

     @ Incorporated by reference to the registrant's quarterly report on Form 10-Q for the period ended November 2, 2002. Exhibit
                  10.29 was filed previously as Exhibit 10.3 in such quarterly report and Exhibit 10.30 was filed previously as Exhibit 10.4 in such quarterly report.

(b) REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE CHILDREN'S PLACE RETAIL STORES, INC.
                                By:

                                                           /s/ Ezra Dabah
                                                     ---------------------------
                                                             Ezra Dabah
                                                      Chairman of the Board and
                                                        Chief Executive Officer
                                                               May 1, 2003

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

              SIGNATURE                                          TITLE                                 DATE
              ---------                                          -----                                 ----
            /s/ Ezra Dabah              Chairman of the Board of Directors and Chief Executive       May 1, 2003
--------------------------------------  Officer (Principal Executive Officer)
                Ezra Dabah
          /s/ Seth L. Udasin            Vice President and Chief Financial Officer (Principal        May 1, 2003
--------------------------------------  Financial and Accounting Officer)
              Seth L. Udasin

          /s/ Malcolm Elvey             Director                                                     May 1, 2003
--------------------------------------
               Malcolm Elvey

        /s/ Sally Frame Kasaks          Director                                                     May 1, 2003
--------------------------------------
            Sally Frame Kasaks

           /s/ John Megrue              Director                                                     May 1, 2003
--------------------------------------
                John Megrue

          /s/ David J. Oddi             Director                                                     May 1, 2003
-------------------------------------
               David J. Oddi

       /s/ Stanley Silverstein          Director                                                     May 1, 2003
--------------------------------------
            Stanley Silverstein

                                 CERTIFICATIONS

     I, Ezra Dabah, certify that:

        1. I have reviewed this annual report on Form 10-K of The Children's Place Retail Stores, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

                                     By:             /s/  Ezra Dabah
                                          --------------------------------------
                                                Chairman of the Board and
                                                Chief Executive Officer

                                 CERTIFICATIONS

      I, Seth L. Udasin, certify that:

        1. I have reviewed this annual report on Form 10-K of The Children's Place Retail Stores, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 1, 2003

                                             By:       /s/   Seth L. Udasin
                                                  ------------------------------
                                                         Vice President and
                                                       Chief Financial Officer

                                 CERTIFICATIONS

        I, Ezra Dabah, Chairman and Chief Executive Officer of The Children's Place Retail Stores, Inc. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.   The annual report of the Company on Form 10-K for the year ended
     February 1, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 1st day of May,
2003.

                                   By:             /s/  Ezra Dabah
                                        --------------------------------------
                                               Chairman of the Board and
                                                Chief Executive Officer


        I, Seth L. Udasin, Vice President and Chief Financial Officer of The Children's Place Retail Stores, Inc. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.   The annual report of the Company on Form 10-K for the year ended
     February 1, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 1st day of May,
2003.

                                   By:             /s/   Seth L. Udasin
                                        ---------------------------------------
                                                     Vice President and
                                                   Chief Financial Officer