Form 10-Q
period 2003-05-03
CHILDRENS PLACE RETAIL STORES INC
filed 2003-06-13
CIK 1041859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 3, 2003

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

         Yes   /X/                  No   / /

Indicate by check mark whether the registrant is an accelerated filer.

         Yes   /X/                  No   / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common  Stock,  par value $0.10 per share,  outstanding  at June 10,  2003:
26,616,477 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                        FOR THE PERIOD ENDED MAY 3, 2003


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements:                                                    Page
                                                                                                ----

          Consolidated Balance Sheets.......................................................      1

          Consolidated Statements of Income.................................................      2

          Consolidated Statements of Cash Flows.............................................      3

          Notes to Consolidated Financial Statements.......................................       4

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations .................................................................. .      7

 Item 3.  Quantitative and Qualitative Disclosures about Market Risks.......................     10

 Item 4.  Controls and Procedures...........................................................     10


                                 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings................................................................      11

 Item 6.  Exhibits and Reports on Form 8-K..................................................     11

 Signatures.................................................................................     12

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             MAY 3, 2003      FEBRUARY 1, 2003       MAY 4, 2002
                                                                             -----------      ----------------       -----------
                                                                             (UNAUDITED)                             (UNAUDITED)
                                           ASSETS
Current assets:
    Cash and cash equivalents.............................................    $   47,359            $   36,645        $   66,204
    Accounts receivable...................................................        14,973                13,571            14,439
    Inventories...........................................................        70,374                75,417            49,772
    Prepaid expenses and other current assets.............................        18,169                19,277            14,448
    Deferred income taxes.................................................           293                   293             3,847
                                                                              ----------            ----------        ----------
       Total current assets...............................................       151,168               145,203           148,710
Property and equipment, net...............................................       156,846               155,000           149,889
Other assets..............................................................         9,308                 9,125             6,145
                                                                              ----------            ----------        ----------
       Total assets.......................................................    $  317,322              $309,328          $304,744
                                                                              ==========            ==========        ==========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
    Revolving credit facility.............................................    $      442            $        0        $        0
    Accounts payable......................................................        29,020                30,805            22,072
    Taxes payable.........................................................           635                   198             9,231
    Accrued expenses, interest and other current liabilities..............        37,149                34,926            28,613
                                                                              ----------            ----------        ----------
       Total current liabilities..........................................        67,246                65,929            59,916
Other long-term liabilities...............................................        15,047                14,391            11,512
                                                                              ----------            ----------        ----------
       Total liabilities..................................................        82,293                80,320            71,428
                                                                              ----------            ----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 26,605,405 shares, 26,569,864 shares and 26,447,921 shares issued and outstanding,
    at May 3, 2003, February 1, 2003 and May 4, 2002, respectively........         2,661                 2,657             2,645
Additional paid-in capital................................................        98,942                98,765            97,076
Accumulated other comprehensive income....................................           567                   253               (12)
Retained earnings.........................................................       132,859               127,333           133,607
                                                                              ----------             ---------        ----------
       Total stockholders' equity.........................................       235,029               229,008           233,316
                                                                              ----------             ---------        ----------
       Total liabilities and stockholders' equity.........................    $  317,322             $ 309,328        $  304,744
                                                                              ==========             =========        ==========



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   THIRTEEN WEEKS ENDED
                                                                                   --------------------
                                                                           MAY 3, 2003            MAY 4, 2002
                                                                           -----------             ----------

 Net sales.......................................................          $   181,010             $  173,047
 Cost of sales...................................................              111,120                 93,919
                                                                           -----------             ----------

 Gross profit....................................................               69,890                 79,128
 Selling, general and administrative expenses....................               51,391                 46,373
 Depreciation and amortization...................................                9,528                  8,270
                                                                           -----------             ----------

 Operating income................................................                8,971                 24,485
 Interest income, net............................................                   93                    246
                                                                           -----------             ----------

 Income before income taxes......................................                9,064                 24,731
 Provision for income taxes......................................                3,535                  9,523
                                                                           -----------             ----------
 Net income......................................................          $     5,529             $   15,208
                                                                           ===========             ==========

 Basic net income per common share...............................          $      0.21             $     0.58
 Basic weighted average common shares outstanding................               26,599                 26,427

 Diluted net income per common share ............................          $      0.21             $     0.56
 Diluted weighted average common shares outstanding .............               26,739                 27,348



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        THIRTEEN WEEKS ENDED
                                                                                        --------------------
                                                                                    MAY 3, 2003      MAY 4, 2002
                                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................................        $  5,529         $ 15,208
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization ..........................................          9,528            8,270
       Deferred financing fee amortization ....................................             17               15
       Loss on disposals of property and equipment ............................             43              174
       Deferred rent ..........................................................            637              568
Changes in operating assets and liabilities:
       Accounts receivable ....................................................         (1,244)          (2,544)
       Inventories ............................................................          5,453            9,323
       Prepaid expenses and other current assets ..............................          1,156           (2,451)
       Other assets ...........................................................            (49)               7
       Accounts payable .......................................................         (1,920)            (105)
       Accrued expenses, interest and other current liabilities ...............          1,340            3,813
                                                                                      --------         --------
          Total adjustments ...................................................         14,961           17,070
                                                                                      --------         --------
Net cash provided by operating activities .....................................         20,490           32,278
                                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases and lease acquisition ........................        (10,321)         (12,368)
                                                                                      --------         --------
Net cash used in investing activities .........................................        (10,321)         (12,368)
                                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases ........................            175            1,103
Deferred financing costs ......................................................           (150)               0
Borrowings under revolving credit facility ....................................         17,187            5,617
Repayments under revolving credit facility ....................................        (16,745)          (5,617)
                                                                                      --------         --------
Net cash provided by financing activities .....................................            467            1,103
                                                                                      --------         --------
Effect of exchange rate changes on cash .......................................             78                0
                                                                                      --------         --------
       Net increase in cash and cash equivalents ..............................         10,714           21,013
       Cash and cash equivalents, beginning of period .........................         36,645           45,191
                                                                                      --------         --------
Cash and cash equivalents, end of period ......................................       $ 47,359         $ 66,204
                                                                                      ========         ========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest ......................................       $     61         $     21
Cash paid during the period for income taxes ..................................            151            6,726


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of February 1, 2003. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended February 1, 2003 included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended May 3, 2003 and May 4, 2002 are not necessarily indicative of operating results for a full fiscal year.


     2. NET INCOME PER COMMON SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share.

                                                                            THIRTEEN WEEKS ENDED
                                                                            --------------------
                                                                    MAY 3, 2003         MAY 4, 2002
                                                                    -----------         -----------

  Net income (in thousands)...................................    $       5,529        $     15,208
                                                                  =============        ============

  Basic shares................................................       26,599,185          26,427,284
  Dilutive effect of stock options............................          139,323             921,034
                                                                  -------------        ------------
  Dilutive shares.............................................       26,738,508          27,348,318
                                                                  =============        ============

  Antidilutive options........................................        1,447,185             134,477

     Antidilutive options consist of the weighted average of stock options for the respective periods ended May 3, 2003 and May 4, 2002 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

     3. STOCK BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

     The Company accounts for its stock option plans and its employee stock purchase plan under the intrinsic value method described in APB 25. Accordingly, no compensation expense has been recognized for stock-based compensation, since the options granted were at prices that equaled or exceeded their estimated fair market value at the date of grant. If compensation expense for the Company's stock options and employee stock purchases issued during the thirteen weeks ended May 3, 2003 and May 4, 2002 had been determined based on the fair value method of accounting, in accordance with SFAS

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     3. STOCK BASED COMPENSATION (CONTINUED)


123, the Company's net income would have been reduced to the pro forma amounts indicated below for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively:


                                                                                  THIRTEEN WEEKS ENDED
                                                                                  --------------------
                                                                                 MAY 3, 2003  MAY 4, 2002
                                                                                 -----------  -----------
Net income - (in thousands)
   As reported ................................................................    $   5,529   $ 15,208
   Deduct: Total stock-based compensation expense determined
   under fair value based method for all awards, net of related
   tax effects ................................................................        1,104        981
                                                                                   ---------   --------
   Pro forma ..................................................................    $   4,425   $ 14,227
                                                                                   =========   ========

Earnings per share -
   Basic - as reported ........................................................    $    0.21   $   0.58
   Basic - pro forma ..........................................................    $    0.17   $   0.54

   Diluted - as reported ......................................................    $    0.21   $   0.56
   Diluted - pro forma ........................................................    $    0.17   $   0.52


     4. COMPREHENSIVE INCOME

     The following table presents the Company's comprehensive income (in thousands):

                                                                                    THIRTEEN WEEKS ENDED
                                                                                    --------------------
                                                                                  MAY 3, 2003  MAY 4, 2002
                                                                                  -----------  -----------
          Net income.......................................................        $   5,529   $  15,208
          Translation adjustments..........................................              314           0
                                                                                   ---------   ---------
          Comprehensive income.............................................        $   5,843   $  15,208
                                                                                   =========   =========



     5. WELLS FARGO CREDIT FACILITY

     In April 2003, the Company amended, restated and extended its principal working capital facility. Previously, Foothill Capital Corporation had assigned its rights under this facility to Wells Fargo Retail Finance LLC ("Wells Fargo"). The amended and restated working capital facility with Wells Fargo (the "Wells Fargo Credit Facility") provides for borrowings up to $75 million (including a sublimit for letters of credit of $75 million). The Wells Fargo Credit Facility also contains provisions to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that may be borrowed under the Wells Fargo Credit Facility depends on the Company's levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at the Company's option, a LIBOR rate plus a pre-determined spread. The LIBOR spread is 1.50% to 2.75%, depending on the Company's level of collateral from time to time. Borrowings mature in April 2006 and provide for one year renewal options. The Wells Fargo Credit Facility contains covenants, including, among others, certain limitations on the Company's annual capital expenditures, and maintenance of certain levels of excess collateral, as well as a prohibition on the payment of dividends. Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all the assets of the Company, except for its assets in Canada.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     6. BUSINESS INTERRUPTION PROCEEDS

     During the thirteen weeks ended May 3, 2003, the Company received approximately $1.5 million in a partial settlement of its business interruption claim for its World Trade Center store. These proceeds reduced selling, general and administrative expenses on the Company's consolidated statement of income.

     7. LITIGATION

     The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

     8. RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The adoption of SFAS 149 is not expected to have a material impact on the financial position or results of operations as the Company does not engage in derivative activity.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Although we are still in the process of reviewing SFAS 150, we believe this pronouncement will not have a material impact on the Company's results of operations, financial position or cash flows.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Business section of the Company's Annual Report on Form 10-K for the year ended February 1, 2003. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003, filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                                                 THIRTEEN WEEKS ENDED
                                                                                 --------------------
                                                                           MAY 3, 2003         MAY 4, 2002
                                                                           -----------         -----------
         Net sales...................................................            100.0%              100.0%
         Cost of sales...............................................             61.4                54.3
                                                                             ---------           ---------

         Gross profit................................................             38.6                45.7
         Selling, general and administrative expenses................             28.4                26.8
         Depreciation and amortization...............................              5.3                 4.8
                                                                            ----------          ----------

         Operating income............................................              4.9                14.1
         Interest income, net.......................................               0.1                 0.2
                                                                            ----------          ----------

         Income before income taxes..................................              5.0                14.3
         Provision for income taxes..................................              1.9                 5.5
                                                                            ----------          ----------
         Net income..................................................              3.1%                8.8%
                                                                            ==========          ==========

         Number of stores, end of period.............................              662                554


THIRTEEN WEEKS ENDED MAY 3, 2003 (THE "FIRST QUARTER 2003") COMPARED TO THIRTEEN WEEKS ENDED MAY 4, 2002 (THE "FIRST QUARTER 2002")

     Net sales increased by $8.0 million, or 5%, to $181.0 million during the First Quarter 2003 from $173.0 million during the First Quarter 2002. During the First Quarter 2003, we opened 19 new stores, including three stores in Canada. Net sales for the 19 new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $27.9 million, which was partially offset by a 13% comparable store sales decline in the First Quarter 2003, which decreased our net sales by $19.9 million. Comparable store sales decreased 11% during the First Quarter 2002.

     During the First Quarter 2003, our sales results began to reflect the impact of strategic initiatives we commenced in fiscal 2002 to improve our negative comparable store sales trend. We reduced both the number of styles and number of items offered in our stores, to present our customers with a more focused product offering. In addition, we offered our customers a greater percentage of basic merchandise, to create a better balance between fashion and basic merchandise. We also improved the quality of our garments while we reduced our prices to an everyday value pricing strategy. During the First Quarter 2003, our comparable store sales decline was primarily the result of a decrease in our average dollar transaction size, due largely to our strategic decision to lower our prices. Our lower dollar transaction size was partially offset by increases in both the number of comparable store transactions and the number of units per transaction.

     During the First Quarter 2003, we reported monthly comparable store sales declines of 24%, 11% and 3% during February, March and April 2003, respectively. We believe that our sales results for February 2003 and March 2003 were adversely impacted by continued weak consumer confidence, severe winter weather, uncertainty surrounding the war in Iraq and the timing of the Easter holiday, which shifted the timing of our customers' purchasing patterns to later in the First Quarter 2003 as compared to the First Quarter 2002. During the four weeks ended May 31, 2003, we experienced flat comparable store sales, as compared to a 9% comparable store sales decline in the four weeks ended June 1, 2002. We believe our recent monthly comparable store sales trends were favorably impacted by the implementation of our strategic initiatives, as discussed above.

     Gross profit decreased by $9.2 million to $69.9 million during the First Quarter 2003 from $79.1 million during the First Quarter 2002. As a percentage of net sales, gross profit decreased 7.1% to 38.6% during the First Quarter 2003 from 45.7% during the First Quarter 2002. The decrease in gross profit, as a percentage of net sales, was principally due to higher markdowns, higher occupancy costs and a lower initial markup due to our strategic decision to lower prices. Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales decline and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sales base.

     Selling, general and administrative expenses increased $5.0 million to $51.4 million during the First Quarter 2003 from $46.4 million during the First Quarter 2002. Selling, general and administrative expenses were 28.4% of net sales during the First Quarter 2003, as compared with 26.8% during the First Quarter 2002. This increase, as a percentage of net sales, was primarily due to higher store payroll costs and other store expenses, partially offset by insurance proceeds. Store payroll, as a percentage of net sales, was unfavorably impacted by our comparable store sales decline, as well as our decision to invest more store payroll dollars in customer service initiatives and store associate education. During the First Quarter 2003, insurance proceeds approximated $1.5 million, or 0.8% of net sales, for a portion of our business interruption claim from our World Trade Center store. During the First Quarter 2002, we received insurance proceeds of approximately $0.3 million for property damage claims from a store and one of our distribution centers.

     Depreciation and amortization amounted to $9.5 million, or 5.3% of net sales, during the First Quarter 2003, as compared to $8.3 million, or 4.8% of net sales, during the First Quarter 2002. The increase in depreciation and amortization primarily was a result of increases to our store base and increased software amortization.


     Our provision for income taxes for the First Quarter 2003 was $3.5 million, as compared to a $9.5 million provision in the First Quarter 2002. Our effective tax rate was 39.0% and 38.5% during the First Quarter 2003 and the First Quarter 2002, respectively.

     Net income in the First Quarter 2003 decreased to $5.5 million from $15.2 million during the First Quarter 2002, due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

     Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday seasons. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our working capital facilities. As of May 3, 2003, we had no long-term debt obligations.

     In April 2003, we amended, restated and extended our principal working capital facility. Previously, Foothill Capital Corporation had assigned its rights under this facility to Wells Fargo Retail Finance LLC ("Wells Fargo"). The amended and restated working capital facility with Wells Fargo (the "Wells Fargo Credit Facility") provides for borrowings up to $75 million (including a sublimit for letters of credit of $75 million). The Wells Fargo Credit Facility also contains provisions to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that may be borrowed under the Wells Fargo Credit Facility depends on our levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread. The LIBOR spread is 1.50% to 2.75%, depending on our level of collateral from time to time. Borrowings mature in April 2006 and provide for one year renewal options. The Wells Fargo Credit Facility contains covenants, including, among others, certain limitations on our annual capital expenditures, and maintenance of certain levels of excess collateral, as well as a prohibition on the payment of dividends. Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all our assets, except for our assets in Canada.

     As of May 3, 2003, we had no borrowings under our Wells Fargo Credit Facility and had outstanding letters of credit of $36.3 million. Availability under the Wells Fargo Credit Facility was $38.7 million. The maximum outstanding letter of credit usage under our working capital facility during the thirteen weeks ended May 3, 2003 was $36.3 million. As of May 3, 2003, we were in compliance with all of our covenants under the Wells Fargo Credit Facility.

     To support our Canadian operations, we have also entered into a $7.0 million facility with Toronto Dominion Bank that is secured by a standby letter of credit. Our Canadian credit facility is currently collateralized to provide for $3.5 million in borrowings. As of May 3, 2003, we had $0.4 million in borrowings under our Canadian facility and had outstanding letters of credit of $0.1 million. The maximum outstanding usage under our Canadian credit facility was $1.8 million during the thirteen weeks ended May 3, 2003. Interest rates charged under the Canadian credit facility were 5.0% as of May 3, 2003.

CASH FLOWS/CAPITAL EXPENDITURES

     During the thirteen weeks ended May 3, 2003 and the thirteen weeks ended May 4, 2002, operating activities provided $20.5 million and $32.3 million in cash flow, respectively. During the thirteen weeks ended May 3, 2003, cash flows provided by operating activities decreased primarily as a result of lower operating earnings. In addition, during the thirteen weeks ended May 3, 2003, we have increased our inventory levels to support our sales. During the thirteen weeks ended May 4, 2002, we believe our comparable store sales decline was unfavorably impacted by low inventory levels.

     Cash flows used in investing activities were $10.3 million and $12.4 million in the thirteen weeks ended May 3, 2003 and the thirteen weeks ended May 4, 2002, respectively. Cash flows used in investing activities primarily represented capital expenditures for new store openings and remodelings.

     In the thirteen weeks ended May 3, 2003 and the thirteen weeks ended May 4, 2002, we opened 19 and 34 stores and remodeled 3 and 1 stores, respectively. Capital expenditures also include hardware and software to support our information systems initiatives, along with ongoing store, office and distribution equipment needs. We anticipate that total capital expenditures during fiscal 2003 will be approximately $25 million to $30 million. We plan to fund these capital expenditures primarily with cash on hand and cash flows from operations.

     Cash flows provided by financing activities were $0.5 million during the thirteen weeks ended May 3, 2003 as compared to $1.1 million provided by financing activities in the thirteen weeks ended May 4, 2002. During the thirteen weeks ended May 3, 2003, cash flows provided by financing activities reflected borrowings under our Canadian credit facility and funds received from the exercise of employee stock options and employee stock purchases, partially offset by deferred financing fees. During the thirteen weeks ended May 4, 2002, cash flow provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases.

     During fiscal 2003, we anticipate opening approximately 50 stores and closing approximately 5 stores. We believe that cash on hand, cash generated from operations and funds available under our working capital facilities will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. In addition, we will consider additional sources of financing to fund our long-term growth, as necessary.

     Our ability to meet our capital  requirements will depend on our ability to
generate  cash  from  operations  and   successfully   implement  our  strategic
initiatives.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         None.

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  NONE.



(b)  REPORTS ON FORM 8-K


     First Quarter 2003 Earnings Release, dated May 15, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         THE CHILDREN'S PLACE
                                         RETAIL STORES, INC.
Date:  June 13, 2003
                                         By:       /s/  Ezra Dabah
                                              ---------------------------------
                                                 Chairman of the Board and
                                                   Chief Executive Officer
                                                 (Principal Executive Officer)



Date:  June 13, 2003                     By:      /s/  Seth L. Udasin
                                              ---------------------------------
                                                      Vice President and
                                                    Chief Financial Officer
                                                  (Principal Financial Officer)

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




Date: June 13, 2003

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

Date: June 13, 2003

                                         By:      /s/   Seth L. Udasin
                                              ------------------------------
                                                    Vice President and
                                                   Chief Financial Officer

                                 CERTIFICATIONS

     I, Ezra Dabah, Chairman and Chief Executive Officer of The Children's Place
Retail  Stores,   Inc.  (the   "Company"),   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The quarterly report of the Company on Form 10-Q for the period ended May 3, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 13th day of June, 2003.


                                        By:       /s/  Ezra Dabah
                                             --------------------------------
                                              Chairman of the Board and
                                               Chief Executive Officer






     I, Seth L. Udasin, Vice President and Chief Financial Officer of The Children's Place Retail Stores, Inc. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The quarterly report of the Company on Form 10-Q for the period ended May 3, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 13th day of June, 2003.


                                   By:      /s/   Seth L. Udasin
                                        ------------------------------
                                              Vice President and
                                              Chief Financial Officer