Form 10-Q
period 2003-08-02
CHILDRENS PLACE RETAIL STORES INC
filed 2003-09-12
CIK 1041859

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23071

THE CHILDREN'S PLACE RETAIL STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1241495 (I. R. S. employer identification number)

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

        Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer.

        Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.10 per share, outstanding at September 10, 2003: 26,628,998 shares.

THE CHILDREN'S PLACE RETAIL STORES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 2, 2003

TABLE OF CONTENTS

Part I—Financial Information

PART I—FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN'S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	August 2, 2003	February 1, 2003	August 3, 2002
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,194	$36,645	$31,705
Accounts receivable	15,412	13,571	17,506
Inventories	87,321	75,417	62,261
Prepaid expenses and other current assets	25,749	19,277	18,986
Deferred income taxes	293	293	4,551

Total current assets	153,969	145,203	135,009
Property and equipment, net	154,617	155,000	159,645
Other assets	9,326	9,125	6,148

Total assets	$317,912	$309,328	$300,802

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
Revolving credit facility	$426	$0	$0
Accounts payable	35,488	30,805	29,169
Taxes payable	345	198	179
Accrued expenses, interest and other current liabilities	40,473	34,926	35,790

Total current liabilities	76,732	65,929	65,138
Other long-term liabilities	15,189	14,391	12,169

Total liabilities	91,921	80,320	77,307

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 26,627,522 shares, 26,569,864 shares and 26,504,808 shares issued and outstanding,
at August 2, 2003, February 1, 2003 and August 3, 2002, respectively	2,663	2,657	2,650
Additional paid-in capital	99,221	98,765	97,686
Accumulated other comprehensive income (loss)	604	253	(281)
Retained earnings	123,503	127,333	123,440

Total stockholders' equity	225,991	229,008	223,495

Total liabilities and stockholders' equity	$317,912	$309,328	$300,802

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN'S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	$159,082	$128,295	$340,092	$301,342
Cost of sales	108,612	91,909	219,732	185,828

Gross profit	50,470	36,386	120,360	115,514
Selling, general and administrative expenses	55,988	44,597	107,379	90,970
Depreciation and amortization	9,875	8,441	19,403	16,711

Operating (loss) income	(15,393)	(16,652)	(6,422)	7,833
Interest income, net	52	118	145	364

(Loss) income before income taxes	(15,341)	(16,534)	(6,277)	8,197
(Benefit) provision for income taxes	(5,982)	(6,367)	(2,447)	3,156

Net (loss) income	$(9,359)	$(10,167)	$(3,830)	$5,041

Basic net (loss) income per common share	$(0.35)	$(0.38)	$(0.14)	$0.19
Basic weighted average common shares outstanding	26,620	26,492	26,609	26,460
Diluted net (loss) income per common share	$(0.35)	$(0.38)	$(0.14)	$0.19
Diluted weighted average common shares outstanding	26,620	26,492	26,609	27,219

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN'S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

	Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,830)	$5,041
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,403	16,711
Deferred financing fee amortization	30	30
Loss on disposals of property and equipment	263	325
Deferred taxes	0	(688)
Deferred rent	1,110	1,201
Changes in operating assets and liabilities:
Accounts receivable	(1,646)	(5,611)
Inventories	(11,400)	(3,166)
Prepaid expenses and other current assets	(6,414)	(6,989)
Other assets	(53)	(11)
Accounts payable	4,517	6,992
Accrued expenses, interest and other current liabilities	4,214	(2,047)

Total adjustments	10,024	6,747

Net cash provided by operating activities	6,194	11,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases and lease acquisition	(18,353)	(26,704)

Net cash used in investing activities	(18,353)	(26,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	462	1,699
Deferred financing costs	(175)	0
Borrowings under revolving credit facility	38,940	13,228
Repayments under revolving credit facility	(38,514)	(13,228)

Net cash provided by financing activities	713	1,699

Effect of exchange rate changes on cash	(5)	(269)

Net decrease in cash and cash equivalents	(11,451)	(13,486)
Cash and cash equivalents, beginning of period	36,645	45,191

Cash and cash equivalents, end of period	$25,194	$31,705

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest	$87	$60
Cash paid during the period for income taxes	1,104	14,735

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN'S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of February 1, 2003. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended February 1, 2003 included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the twenty-six weeks ended August 2, 2003 and August 3, 2002 are not necessarily indicative of operating results for a full fiscal year.

2.     NET (LOSS) INCOME PER COMMON SHARE

        In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles net (loss) income and share amounts utilized to calculate basic and diluted net income per common share.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net (loss) income (in thousands)	$(9,359)	$(10,167)	$(3,830)	$5,041

Basic shares	26,619,649	26,492,003	26,609,417	26,459,877
Dilutive effect of stock options	0	0	0	758,970

Dilutive shares	26,619,649	26,492,003	26,609,417	27,218,847

Antidilutive options	1,334,659	1,062,377	1,390,922	299,974

        The net loss per share presented in the consolidated statements of income for the thirteen and twenty-six weeks ended August 2, 2003 and the thirteen weeks ended August 3, 2002, excludes the dilutive effect of stock options, which would be antidilutive as a result of the net loss.

        Antidilutive options consist of the weighted average of stock options for the respective periods ended August 2, 2003 and August 3, 2002 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

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

        The Company accounts for its stock option plans and its employee stock purchase plan under the intrinsic value method described in APB 25. Accordingly, no compensation expense has been recognized for stock-based compensation, since the options granted were at prices that equaled or exceeded their estimated fair market value at the date of grant. If compensation expense for the Company's stock options and employee stock purchases issued during the thirteen weeks and twenty-six weeks ended August 2, 2003 and August 3, 2002 had been determined based on the fair value method of accounting, in accordance with SFAS 123, the Company's net (loss) income would have been adjusted to the pro forma amounts indicated below for the thirteen weeks and twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net (loss) income—(in thousands)
As reported	$(9,359)	$(10,167)	$(3,830)	$5,041
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,019	1,034	2,125	2,015

Pro forma	$(10,378)	$(11,201)	$(5,955)	$3,026
(Loss) earnings per share—
Basic—as reported	$(0.35)	$(0.38)	$(0.14)	$0.19
Basic—pro forma	$(0.39)	$(0.42)	$(0.22)	$0.11
Diluted—as reported	$(0.35)	$(0.38)	$(0.14)	$0.19
Diluted—pro forma	$(0.39)	$(0.42)	$(0.22)	$0.11

4.     COMPREHENSIVE (LOSS) INCOME

        The following table presents the Company's comprehensive (loss) income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net (loss) income	$(9,359)	$(10,167)	$(3,830)	$5,041
Translation adjustments	37	(269)	351	(269)

Comprehensive (loss) income	$(9,322)	$(10,436)	$(3,479)	$4,772

5.     WELLS FARGO CREDIT FACILITY

        In April 2003, the Company amended, restated and extended its principal working capital facility for a term of 3 years to April 2006 with one year renewal options. Previously, Foothill Capital Corporation had assigned its rights under this facility to Wells Fargo Retail Finance LLC ("Wells Fargo"). The amended and restated working capital facility with Wells Fargo (the "Wells Fargo Credit

Facility") was increased during the thirteen weeks ended August 2, 2003 and currently provides for borrowings up to $85 million (including a sublimit for letters of credit of $80 million). The Wells Fargo Credit Facility also contains provisions to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that may be borrowed under the Wells Fargo Credit Facility depends on the Company's levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at the Company's option, a LIBOR rate plus a pre-determined spread. The LIBOR spread is 1.50% to 3.00%, depending on the Company's level of availability from time to time. The Wells Fargo Credit Facility contains covenants, including, among others, certain limitations on the Company's annual capital expenditures, and maintenance of certain levels of excess collateral, as well as a prohibition on the payment of dividends. As of August 2, 2003, the Company was in compliance with all of its covenants under the Wells Fargo Credit Facility. Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all the assets of the Company, except for its assets in Canada.

6.     INSURANCE PROCEEDS

        During the twenty-six weeks ended August 2, 2003, the Company received approximately $1.5 million in a partial settlement of its business interruption claim for its World Trade Center store. During the twenty-six weeks ended August 3, 2002, the Company received approximately $1.3 million in insurance proceeds, which included approximately $1.1 million for the settlement of a property claim for one of our distribution centers. These proceeds reduced selling, general and administrative expenses on the Company's consolidated statement of income.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. Pursuant to SFAS 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's results of operations, financial position or cash flows, as the Company does not have financial instruments that have the characteristics of both liabilities and equity.

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

        Revenue Recognition—Sales are recognized upon purchase by customers at our retail stores or when shipped from our distribution center if the product was purchased via the internet, net of anticipated returns. Actual merchandise return rates have historically been within our expectations and the allowance established. However, in the unlikely event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected. Our policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability. Revenue is deferred for our private label credit card promotions that provide a future discount on purchases once a minimum customer purchase threshold is satisfied.

        Inventory Valuation—Merchandise inventories are stated at the lower of average cost or market, using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. At any one time, inventories include items that have been marked down to our best estimate of their fair market value. We base our decision to mark down merchandise based upon its current rate of sale, the season, age and sell-through of the item. To the extent that our estimates differ from actual results, additional markdowns may have to be recorded, which could reduce our gross margins and operating results. Our success is largely dependent upon our ability to gauge the fashion taste of our customers and provide a well-balanced merchandise assortment that satisfies customer demand. Any inability to provide the proper quantity of appropriate merchandise in a timely manner could increase future markdown rates.

        Impairment of Assets—We continually evaluate each store's performance and measure the carrying value of each location's fixed assets, principally leasehold improvements and fixtures, versus its projected cash flows. An impairment loss is recorded if the projected future cash flows are insufficient to recapture the net book value of their assets. To the extent our estimates of future cash flows are incorrect, additional impairment charges may be recorded in future periods.

        Litigation—We are involved in various legal proceedings arising in the normal course of our business. In our opinion, any ultimate liability arising out of such proceedings will not have a material adverse effect on our business.

        Stock Options—We record no compensation expense on our financial statements for stock-based compensation, since we grant stock options at prices that equal or exceed fair market value at the date of the grant. If the Company elects or is required to adopt fair value accounting for its stock-based compensation, the related compensation charge will adversely impact net income. In addition, increases to our stock price would result in more diluted shares outstanding and reduce our diluted net income per common share.

Results of Operations

        The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.3	71.6	64.6	61.7

Gross profit	31.7	28.4	35.4	38.3
Selling, general and administrative expenses	35.2	34.8	31.6	30.2
Depreciation and amortization	6.2	6.6	5.7	5.5

Operating (loss) income	(9.7)	(13.0)	(1.9)	2.6
Interest income, net	0.1	0.1	0.1	0.1

(Loss) income before income taxes	(9.6)	(12.9)	(1.8)	2.7
(Benefit) provision for income taxes	(3.7)	(5.0)	(0.7)	1.0

Net (loss) income	(5.9)%	(7.9)%	(1.1)%	1.7%

Number of stores, end of period	679	600	679	600

Thirteen Weeks Ended August 2, 2003 (the "Second Quarter 2003") Compared to Thirteen Weeks Ended August 3, 2002 (the "Second Quarter 2002")

        Net sales increased by $30.8 million, or 24%, to $159.1 million during the Second Quarter 2003 from $128.3 million during the Second Quarter 2002. During the Second Quarter 2003, we opened 19 new stores and closed 2 stores. Net sales for the 19 new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $27.2 million. Our comparable store sales increased 3% and contributed $3.6 million of our net sales increase in the Second Quarter 2003. Comparable store sales decreased 9% during the Second Quarter 2002.

        During the Second Quarter 2003, our comparable store sales increase reflected the impact of strategic initiatives we commenced in fiscal 2002 to improve our negative comparable store sales trend.

These initiatives included a more focused product offering with a greater concentration of basic merchandise, as well as, improved garment quality and the reduction of our prices to an everyday value pricing strategy. During the Second Quarter 2003, our comparable store sales increase was primarily the result of increases in the number of comparable store transactions, increases in our average transaction size and the number of full price units sold, partially offset by lower average unit selling prices due largely to our strategic decision to lower prices.

        During the four weeks ended August 30, 2003, we experienced a 1% comparable store sales increase, as compared to a 16% comparable store sales decline in the four weeks ended August 31, 2002. We believe our August comparable store sales increase was favorably impacted by the implementation of our strategic initiatives, as discussed above, partially offset by the mid-August blackout that impacted our heavy concentration of stores in the Northeast and Midwest.

        Gross profit increased by $14.1 million to $50.5 million during the Second Quarter 2003 from $36.4 million during the Second Quarter 2002. As a percentage of net sales, gross profit increased to 31.7% during the Second Quarter 2003 from 28.4% during the Second Quarter 2002. The increase in gross profit, as a percentage of net sales, was principally due to lower markdowns and the leveraging of occupancy costs over a larger sales base, partially offset by a lower initial markup due to our strategic decision to lower prices.

        Selling, general and administrative expenses increased $11.4 million to $56.0 million during the Second Quarter 2003 from $44.6 million during the Second Quarter 2002. Selling, general and administrative expenses were 35.2% of net sales during the Second Quarter 2003 as compared with 34.8% of net sales during the Second Quarter 2002. This increase, as a percentage of net sales, was primarily due to increased marketing costs to promote brand awareness of The Children's Place and increased store payroll to enhance our customer service. These expenses were partially offset by the leveraging of our corporate administrative payroll and lower medical expenses. In addition, the impact of lower pre-opening costs associated with the opening of 19 new stores in the Second Quarter 2003, as compared to 46 new stores opened in the Second Quarter 2002, mostly offset the approximately $1.1 million in insurance proceeds received in the Second Quarter 2002 from a property claim settlement for one of our distribution centers.

        Depreciation and amortization amounted to $9.9 million, or 6.2% of net sales, during the Second Quarter 2003, as compared to $8.4 million, or 6.6% of net sales, during the Second Quarter 2002. The increase in depreciation and amortization primarily was a result of increases to our store base and increased software amortization. As a percentage of net sales, depreciation and amortization decreased as a result of the leveraging over a larger sales base.

        Our benefit for income taxes was $6.0 million in the Second Quarter 2003, as compared to a $6.4 million benefit in the Second Quarter 2002. Our effective tax rate was 39.0% and 38.5% during the Second Quarter 2003 and the Second Quarter 2002, respectively.

        Our net loss in the Second Quarter 2003 decreased to $9.4 million from $10.2 million during the Second Quarter 2002, due to the factors discussed above.

Twenty-Six Weeks Ended August 2, 2003 Compared to Twenty-Six Weeks Ended August 3, 2002

        Net sales increased $38.8 million, or 13%, to $340.1 million during the twenty-six weeks ended August 2, 2003 from $301.3 million during the twenty-six weeks ended August 3, 2002. During the twenty-six weeks ended August 2, 2003, we opened 38 stores and closed 2 stores. Net sales for the 38 stores opened during the twenty-six weeks ended August 2, 2003, as well as other stores that did not qualify as comparable stores, contributed $55.1 million of the net sales increase. This net sales increase was partially offset by a 6% comparable store sales decline during the twenty-six weeks ended August 2, 2003, which decreased our net sales by $16.3 million. Comparable store sales declined 10% during the twenty-six weeks ended August 3, 2002. During the twenty-six weeks ended August 2, 2003, our comparable store sales decline primarily was the result of a decrease in our average dollar transaction size, due largely to our strategic decision to lower prices, partially offset by an increase in the number of comparable store transactions.

        Gross profit increased by $4.9 million during the twenty-six weeks ended August 2, 2003 to $120.4 million from $115.5 million during the twenty-six weeks ended August 3, 2002. As a percentage of net sales, gross profit decreased to 35.4% during the twenty-six weeks ended August 2, 2003 from 38.3% during the twenty-six weeks ended August 3, 2002. The decrease in gross profit, as a percentage of net sales, was principally due to lower initial markups associated with our strategic decision to lower prices, higher occupancy costs and higher markdowns. Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales decline and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established store base.

        Selling, general and administrative expenses increased $16.4 million to $107.4 million during the twenty-six weeks ended August 2, 2003 from $91.0 million during the twenty-six weeks ended August 3, 2002. Selling, general and administrative expenses were 31.6% of net sales during the twenty-six weeks ended August 2, 2003 as compared with 30.2% of net sales during the twenty-six weeks ended August 3, 2002. As a percentage of net sales, selling, general and administrative expenses increased due to higher store payroll and higher marketing costs, partially offset by lower pre-opening costs and the leveraging of corporate administrative payroll. Store payroll, as a percentage of net sales, was unfavorably impacted by our comparable store sales decline and an increase in store payroll to improve customer service.

        Depreciation and amortization amounted to $19.4 million, or 5.7% of net sales, during the twenty-six weeks ended August 2, 2003, as compared to $16.7 million, or 5.5% of net sales, during the twenty-six weeks ended August 3, 2002. The increase in depreciation and amortization primarily was a result of a larger store base and increased software amortization.

        Our benefit for income taxes for the twenty-six weeks ended August 2, 2003 was $2.4 million. During the twenty-six weeks ended August 3, 2002, we recorded a tax provision of $3.2 million, due to our net earnings. Our effective tax rate was 39.0% and 38.5% during the twenty-six weeks ended August 2, 2003 and the twenty-six weeks ended August 3, 2002, respectively.

        Due to the factors discussed above, we recorded a net loss of $3.8 million during the twenty-six weeks ended August 2, 2003 as compared to net income of $5.0 million during the twenty-six weeks ended August 3, 2002.

Liquidity and Capital Resources

Debt Service/Liquidity

        Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday seasons. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our working capital facilities. As of August 2, 2003, we had no long-term debt obligations.

        In April 2003, we amended, restated and extended our principal working capital facility for a term of 3 years to April 2006 with one year renewal options. Previously, Foothill Capital Corporation had assigned its rights under this facility to Wells Fargo Retail Finance LLC ("Wells Fargo"). The amended and restated working capital facility with Wells Fargo (the "Wells Fargo Credit Facility") was increased during the thirteen weeks ended August 2, 2003 and currently provides for borrowings up to $85 million (including a sublimit for letters of credit of $80 million). The Wells Fargo Credit Facility also contains provisions to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that may be borrowed under the Wells Fargo Credit Facility depends on our levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread. The LIBOR spread is 1.50% to 3.00%, depending on our level of availability from time to time. The Wells Fargo Credit Facility contains covenants, including, among others, certain limitations on our annual capital expenditures, and maintenance of certain levels of excess collateral, as well as a prohibition on the payment of dividends. Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all our assets, except for our assets in Canada.

        As of August 2, 2003, we had no borrowings under our Wells Fargo Credit Facility and had outstanding letters of credit of $34.8 million. Availability under the Wells Fargo Credit Facility was $50.2 million. The maximum outstanding letter of credit usage under our working capital facility during the twenty-six weeks ended August 2, 2003 was $36.3 million. As of August 2, 2003, we were in compliance with all of our covenants under the Wells Fargo Credit Facility.

        To support our Canadian operations, we have also entered into a $7.2 million facility with Toronto Dominion Bank that is secured by a standby letter of credit. Our Canadian credit facility is currently collateralized to provide for $1.8 million in borrowings. As of August 2, 2003, we had $0.4 million in borrowings under our Canadian facility and had outstanding letters of credit of $0.1 million. The maximum outstanding usage under our Canadian credit facility was $1.8 million during the twenty-six weeks ended August 2, 2003. Interest rates charged under the Canadian credit facility were 4.75% as of August 2, 2003.

Cash Flows/Capital Expenditures

        During the twenty-six weeks ended August 2, 2003 and the twenty-six weeks ended August 3, 2002, operating activities provided $6.2 million and $11.8 million in cash flow, respectively. During the twenty-six weeks ended August 2, 2003, cash flows provided by operating activities decreased primarily as a result of higher inventory levels and lower operating earnings, partially offset by increases in current liabilities and lower increases in accounts receivable as compared to the twenty-six weeks ended August 3, 2002. During the twenty-six weeks ended August 2, 2003, we have increased our inventory levels to support our sales. We believe our comparable store sales decline during the twenty-six weeks ended August 3, 2002 could partially be attributed to low inventory levels.

        Cash flows used in investing activities were $18.4 million and $26.7 million in the twenty-six weeks ended August 2, 2003 and the twenty-six weeks ended August 3, 2002, respectively. Cash flows used in investing activities primarily represented capital expenditures for new store openings and remodelings. The reduction in cash flows used in investing activities reflects the opening of 38 stores in the twenty-six weeks ended August 2, 2003, as compared to 80 stores in the twenty-six weeks ended August 3, 2002. During the twenty-six weeks ended August 2, 2003, we completed 11 store remodels, as compared with 5 store remodels during the twenty-six weeks ended August 3, 2002. Capital expenditures also include hardware and software to support our information systems initiatives, along with ongoing store, office and distribution equipment needs. We continue to anticipate that total capital expenditures during fiscal 2003 will be approximately $25 million to $30 million. We plan to fund these capital expenditures primarily with cash on hand and cash flows from operations.

        Cash flows provided by financing activities were $0.7 million during the twenty-six weeks ended August 2, 2003 as compared to $1.7 million provided by financing activities in the twenty-six weeks ended August 3, 2002. During the twenty-six weeks ended August 2, 2003, cash flows provided by financing activities reflected borrowings under our Canadian credit facility and funds received from the exercise of employee stock options and employee stock purchases, partially offset by deferred financing fees. During the twenty-six weeks ended August 3, 2002, cash flow provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases.

        During fiscal 2003, we anticipate opening approximately 54 stores and closing 5 stores. During the twenty-six weeks ended August 2, 2003, we opened 38 stores and closed 2 stores. We believe that cash on hand, cash generated from operations and funds available under our working capital facilities will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. In addition, we will consider additional sources of financing to fund our long-term growth, as necessary.

        Our ability to meet our capital requirements will depend on our ability to generate cash from operations and successfully implement our strategic initiatives.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

        None.

Item 4.    Controls and Procedures

  (a)
  Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

  (b)
  Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.    Submission to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on June 17, 2003. The following matters were voted on by the stockholders:

          1. Election of two Directors. Malcolm Elvey and Sally Kasaks were elected to the Company's Board of Directors for terms expiring in 2006. The results of the voting were as follows: 25,031,898 votes in favor of Mr. Elvey, with 86,698 votes against; 25,031,898 votes in favor of Ms. Kasaks, with 86,698 votes against.

          2. Ratification of the selection of Deloitte and Touche LLP as independent public accountants of the Company for the fiscal year ending January 31, 2004. The results of the voting were as follows; 24,965,030 votes in favor, with 151,476 votes against, and 2,090 abstaining.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.	Description of Document
10.1	Amendment Number One to Third Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Retail Finance, LLC, dated July 11, 2003.
31	Section 302 Certifications
32	Section 906 Certifications

(b)    Reports on Form 8-K

  First Quarter 2003 Earnings Release, dated May 15, 2003.
  July 2003 Sales Release, dated August 7, 2003.
  Second Quarter 2003 Earnings Release, dated August 14, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN'S PLACE RETAIL STORES, INC.
Date: September 12, 2003
	By:	/s/ Ezra Dabah Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: September 12, 2003	By:	/s/ Seth L. Udasin Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

915 Secaucus Road Secaucus, New Jersey 07094 (Address of Principal Executive Offices) (Zip Code)
(201) 558-2400 (Registrant's Telephone Number, Including Area Code)
THE CHILDREN'S PLACE RETAIL STORES, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED AUGUST 2, 2003 TABLE OF CONTENTS
Part I—Financial Information
PART I—FINANCIAL INFORMATION
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
Part II—Other Information
SIGNATURES