Form 10-Q
period 2003-11-01
CHILDRENS PLACE RETAIL STORES INC
filed 2003-12-08
CIK 1041859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 1, 2003

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

         Common Stock, par value $0.10 per share, outstanding at December 1, 2003: 26,713,899 shares.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE PERIOD ENDED NOVEMBER 1, 2003

                                TABLE OF CONTENTS


                                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:                                                    Page
                                                                                               ----
         Consolidated Balance Sheets.......................................................      1

         Consolidated Statements of Income.................................................      2

         Consolidated Statements of Cash Flows.............................................      3

         Notes to Consolidated Financial Statements........................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations ..................................................................      7

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.......................     11

Item 4.  Controls and Procedures...........................................................     11

           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................      12

Item 6.  Exhibits and Reports on Form 8-K..................................................     12

Signatures.................................................................................     13

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    NOVEMBER 1, 2003   FEBRUARY 1, 2003   NOVEMBER 2, 2002
                                                                    ----------------   ----------------   ----------------
                                                                      (UNAUDITED)                           (UNAUDITED)
                             ASSETS
Current assets:
    Cash and cash equivalents ....................................        $  44,182        $  36,645        $  14,446
    Accounts receivable ..........................................           12,747           13,571           17,047
    Inventories ..................................................           95,893           75,417           84,343
    Prepaid expenses and other current assets ....................           20,772           19,277           20,297
    Deferred income taxes ........................................              293              293            4,552
                                                                          ---------        ---------        ---------
       Total current assets ......................................          173,887          145,203          140,685
Property and equipment, net ......................................          149,354          155,000          161,537
Other assets .....................................................            9,200            9,125            6,129
                                                                          ---------        ---------        ---------
       Total assets ..............................................        $ 332,441        $ 309,328        $ 308,351
                                                                          =========        =========        =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Current liabilities:
    Accounts payable .............................................        $  34,152        $  30,805        $  32,500
    Income taxes payable .........................................            2,986              198              504
    Accrued expenses, interest and other current liabilities .....           41,022           34,926           36,443
                                                                          ---------        ---------        ---------
       Total current liabilities .................................           78,160           65,929           69,447
Other long-term liabilities ......................................           15,815           14,391           13,405
                                                                          ---------        ---------        ---------
       Total liabilities .........................................           93,975           80,320           82,852
                                                                          ---------        ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized;
    26,664,294 shares, 26,569,864 shares and 26,557,279 shares issued and outstanding,  at November 1, 2003, February 1, 2003
    and November 2, 2002, respectively ...........................            2,666            2,657            2,656
Additional paid-in capital .......................................           99,747           98,765           97,913
Accumulated other comprehensive income (loss) ....................              938              253             (114)
Retained earnings ................................................          135,115          127,333          125,044
                                                                          ---------        ---------        ---------
       Total stockholders' equity ................................          238,466          229,008          225,499
                                                                          ---------        ---------        ---------
       Total liabilities and stockholders' equity ................        $ 332,441        $ 309,328        $ 308,351
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

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               THIRTEEN WEEKS ENDED                    THIRTY-NINE WEEKS ENDED
                                                        NOVEMBER 1, 2003   NOVEMBER 2, 2002     NOVEMBER 1, 2003    NOVEMBER 2, 2002
                                                        ----------------   ----------------     ----------------    ----------------
Net sales ........................................          $ 223,277          $ 173,403           $ 563,369           $ 474,745
Cost of sales ....................................            131,987            111,663             351,719             297,492
                                                            ---------          ---------           ---------           ---------

Gross profit .....................................             91,290             61,740             211,650             177,253
Selling, general and administrative expenses .....             62,083             49,949             169,462             140,919
Depreciation and amortization ....................             10,154              9,300              29,557              26,011
                                                            ---------          ---------           ---------           ---------

Operating income .................................             19,053              2,491              12,631              10,323
Interest expense (income) net ....................                 17               (118)               (128)               (483)
                                                            ---------          ---------           ---------           ---------

Income before income taxes .......................             19,036              2,609              12,759              10,806
Provision for income taxes .......................              7,424              1,005               4,977               4,161
                                                            ---------          ---------           ---------           ---------
Net income .......................................          $  11,612          $   1,604           $   7,782           $   6,645
                                                            =========          =========           =========           =========

Basic net income per common share ................          $    0.44          $    0.06           $    0.29           $    0.25
Basic weighted average common shares outstanding .             26,640             26,523              26,620              26,481

Diluted net income per common share ..............          $    0.43          $    0.06           $    0.29           $    0.25
Diluted weighted average common shares outstanding             27,153             26,756              26,961              27,064

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THIRTY-NINE WEEKS ENDED
                                                                     NOVEMBER 1, 2003    NOVEMBER 2, 2002
                                                                     ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................................          $  7,782           $  6,645
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization ..........................            29,557             26,011
       Deferred financing fee amortization ....................                45                 41
       Loss on disposals of property and equipment ............               314                401
       Deferred taxes .........................................               (64)              (688)
       Deferred rent ..........................................             1,788              2,416
Changes in operating assets and liabilities:
       Accounts receivable ....................................             1,158             (5,152)
       Inventories ............................................           (19,610)           (25,248)
       Prepaid expenses and other current assets ..............            (1,394)            (8,300)
       Other assets ...........................................                58                 (3)
       Accounts payable .......................................             3,062             10,323
       Accrued expenses, interest and other current liabilities             9,579              1,469
                                                                         --------           --------
          Total adjustments ...................................            24,493              1,270
                                                                         --------           --------
Net cash provided by operating activities .....................            32,275              7,915
                                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases and lease acquisition ........           (25,642)           (40,490)
                                                                         --------           --------
Net cash used in investing activities .........................           (25,642)           (40,490)
                                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases ........               991              1,932
Deferred financing costs ......................................              (175)                 0
Borrowings under revolving credit facility ....................            62,337             30,933
Repayments under revolving credit facility ....................           (62,337)           (30,933)
                                                                         --------           --------
Net cash provided by financing activities .....................               816              1,932
                                                                         --------           --------
Effect of exchange rate changes on cash .......................                88               (102)
                                                                         --------           --------
       Net increase (decrease) in cash and cash equivalents ...             7,537            (30,745)
       Cash and cash equivalents, beginning of period .........            36,645             45,191
                                                                         --------           --------
Cash and cash equivalents, end of period ......................          $ 44,182           $ 14,446
                                                                         ========           ========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest ......................          $    237           $    115
Cash paid during the period for income taxes ..................             1,337             14,749

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of February 1, 2003. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended February 1, 2003 included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirty-nine weeks ended November 1, 2003 and November 2, 2002 are not necessarily indicative of operating results for a full fiscal year.

         2. NET INCOME PER COMMON SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share.

                                               THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                       NOVEMBER 1, 2003      NOVEMBER 2, 2002    NOVEMBER 1, 2003      NOVEMBER 2, 2002
                                       ----------------      ----------------    ----------------      ----------------
Net income (in thousands) ......          $    11,612          $     1,604          $     7,782          $     6,645
                                          ===========          ===========          ===========          ===========

Basic shares ...................           26,640,052           26,523,025           26,619,629           26,480,926
Dilutive effect of stock options              513,155              232,487              341,688              583,476
                                          -----------          -----------          -----------          -----------
Dilutive shares ................           27,153,207           26,755,512           26,961,317           27,064,402
                                          ===========          ===========          ===========          ===========

Antidilutive options ...........              747,497            1,472,581            1,052,252              690,843


         Antidilutive options consist of the weighted average of stock options for the respective periods ended November 1, 2003 and November 2, 2002 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

         3. STOCK BASED COMPENSATION

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 does not require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company accounts for its stock option plans and its employee stock purchase plan under the intrinsic value method described in APB 25. Accordingly, no compensation expense has been recognized for stock-based compensation, since the options granted were at prices that equaled or exceeded their estimated fair market value at the date of grant. If compensation expense for the Company's stock options and employee stock purchases issued during the thirteen weeks and thirty-nine weeks ended November 1, 2003 and November 2, 2002 had been determined based on the fair value method of accounting, in accordance with SFAS 123, the Company's net income would have been

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         3. STOCK BASED COMPENSATION (CONTINUED)

adjusted to the pro forma amounts indicated below for the thirteen weeks and thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively:

                                                             THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                                   NOVEMBER 1, 2003    NOVEMBER 2, 2002   NOVEMBER 1, 2003     NOVEMBER 2, 2002
                                                   ----------------    ----------------   ----------------     ----------------
Net income - (in thousands)
   As reported .............................          $   11,612          $    1,604          $    7,782          $    6,645
   Deduct: Total stock-based compensation
   expense determined under fair value based
   method for all awards, net of
   related tax effects .....................               1,107               1,038               3,230               3,053
                                                      ----------          ----------          ----------          ----------
   Pro forma ...............................          $   10,505          $      566          $    4,552          $    3,592
                                                      ==========          ==========          ==========          ==========

Earnings per share -
   Basic - as reported .....................          $     0.44          $     0.06          $     0.29          $     0.25
   Basic - pro forma .......................          $     0.39          $     0.02          $     0.17          $     0.14
   Diluted - as reported ...................          $     0.43          $     0.06          $     0.29          $     0.25
   Diluted - pro forma .....................          $     0.39          $     0.02          $     0.17          $     0.13


         4. COMPREHENSIVE INCOME

         The following table presents the Company's comprehensive income (in thousands):

                                  THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                           NOVEMBER 1, 2003  NOVEMBER 2, 2002  NOVEMBER 1, 2003  NOVEMBER 2, 2002
                           ----------------  ----------------  ----------------  ----------------
Net income .............         $11,612          $ 1,604          $ 7,782          $ 6,645
Translation adjustments.             334              167              685             (102)
                                 -------          -------          -------          -------
Comprehensive income ...         $11,946          $ 1,771          $ 8,467          $ 6,543
                                 =======          =======          =======          =======


         5. CREDIT FACILITIES

         In April 2003, the Company amended, restated and extended its principal working capital facility for a term of three years to April 2006 with one year renewal options. Previously, Foothill Capital Corporation had assigned its rights under this facility to Wells Fargo Retail Finance LLC ("Wells Fargo"). The amended and restated working capital facility with Wells Fargo (the "Wells Fargo Credit Facility") currently provides for borrowings up to $85 million (including a sublimit for letters of credit of $80 million). The Wells Fargo Credit Facility also contains provisions to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that may be borrowed under the Wells Fargo Credit Facility depends on the Company's levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at the Company's option, a LIBOR rate plus a pre-determined spread. The LIBOR spread is 1.50% to 3.00%, depending on the Company's level of availability from time to time. The Wells Fargo Credit Facility contains covenants, including, among others, certain limitations on the Company's annual capital expenditures, and maintenance of certain levels of excess collateral, as well as a prohibition on the payment of dividends. As of November 1, 2003, the Company was in compliance with all of its covenants under the Wells Fargo Credit Facility. Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all the assets of the Company, except for its assets in Canada.

         As of November 1, 2003, we had no borrowings under our Wells Fargo Credit Facility and had outstanding letters of credit of $45.5 million. Availability under the Wells Fargo Credit Facility was $39.5 million. The maximum outstanding letter of credit usage under our working capital facility during the thirty-nine weeks ended November 1, 2003 was $54.0 million. As of November 1, 2003, we were in compliance with all of our covenants under the Wells Fargo Credit Facility.

                    THE CHILDREN'S PLACE RETAIL STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         5. CREDIT FACILITIES (CONTINUED)

         To support our Canadian operations, we have also entered into a $7.5 million facility with Toronto Dominion Bank that is secured by a standby letter of credit. Our Canadian credit facility is currently collateralized to provide for $1.8 million in borrowings. As of November 1, 2003, we had no borrowings under our Canadian facility and had no outstanding letters of credit. The maximum outstanding usage under our Canadian credit facility was $1.8 million during the thirty-nine weeks ended November 1, 2003.

         6. INSURANCE PROCEEDS

         During the thirty-nine weeks ended November 1, 2003, the Company received approximately $1.5 million in a partial settlement of its business interruption claim for its World Trade Center store. During the thirty-nine weeks ended November 2, 2002, the Company received approximately $1.4 million in insurance proceeds, which included approximately $1.1 million for the settlement of a property claim for one of our distribution centers. These proceeds reduced selling, general and administrative expenses on the Company's consolidated statement of income.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                          THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                NOVEMBER 1, 2003   NOVEMBER 2, 2002   NOVEMBER 1, 2003   NOVEMBER 2, 2002
                                                ----------------   ----------------   ----------------   ----------------
Net sales ..................................          100.0%            100.0%             100.0%            100.0%
Cost of sales ..............................           59.1              64.4               62.4              62.7
                                                      -----             -----              -----             -----

Gross profit ...............................           40.9              35.6               37.6              37.3
Selling, general and administrative expenses           27.8              28.8               30.1              29.7
Depreciation and amortization ..............            4.6               5.4                5.2               5.4
                                                      -----             -----              -----             -----

Operating income ...........................            8.5               1.4                2.3               2.2
Interest expense (income) net ..............             --              (0.1)                --              (0.1)
                                                      -----             -----              -----             -----

Income before income taxes .................            8.5               1.5                2.3               2.3
Provision for income taxes .................            3.3               0.6                0.9               0.9
                                                      -----             -----              -----             -----
Net income .................................            5.2%              0.9%               1.4%              1.4%
                                                      =====             =====              =====             =====

Number of stores, end of period ............            689               629                689               629

THIRTEEN WEEKS ENDED NOVEMBER 1, 2003 (THE "THIRD QUARTER 2003") COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 (THE "THIRD QUARTER 2002")

         Net sales increased by $49.9 million, or 29%, to $223.3 million during the Third Quarter 2003 from $173.4 million during the Third Quarter 2002. During the Third Quarter 2003, we opened 11 new stores and closed 1 store. Net sales for the 11 new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $28.9 million. Our comparable store sales increased 14% and contributed $21.0 million of our net sales increase in the Third Quarter 2003. Comparable store sales decreased 21% during the Third Quarter 2002.

         During the Third Quarter 2003, our comparable store sales increase reflected the impact of strategic initiatives we commenced in fiscal 2002 to improve our sales performance. These initiatives included a more focused product offering with a greater concentration of basic merchandise, as well as improved garment quality and the reduction of our prices to an everyday value pricing strategy. During the Third Quarter 2003, our comparable store sales increase was primarily the result of increases in the number of comparable store sales transactions, partially offset by a lower average dollar transaction size.

         During the four weeks ended November 29, 2003, we experienced a 14% comparable store sales increase, as compared to an 18% comparable store sales decline in the four weeks ended November 30, 2002. We believe our November comparable store sales increase was favorably impacted by the implementation of our strategic initiatives, as discussed above.

         Gross profit increased by $29.6 million to $91.3 million during the Third Quarter 2003 from $61.7 million during the Third Quarter 2002. As a percentage of net sales, gross profit increased to 40.9% during the Third Quarter 2003 from 35.6% during the Third Quarter 2002. The increase in gross profit, as a percentage of net sales, was principally due to lower markdowns and the leveraging of occupancy costs over a larger sales base, partially offset by a lower initial markup due to our strategic decision to lower prices.

         Selling, general and administrative expenses increased $12.2 million to $62.1 million during the Third Quarter 2003 from $49.9 million during the Third Quarter 2002. Selling, general and administrative expenses decreased to 27.8% of net sales during the Third Quarter 2003 from 28.8% of net sales during the Third Quarter 2002. Selling, general and administrative expenses decreased, as a percentage of net sales, due to the leveraging of our corporate and store payroll and lower pre-opening costs. During the Third Quarter 2003, we recorded lower pre-opening costs as a result of opening 11 new stores, as compared to 30 new stores opened in the Third Quarter 2002. These decreases, as a percentage of net sales, were partially offset by increased marketing costs to promote brand awareness of The Children's Place.

         Depreciation and amortization amounted to $10.2 million, or 4.6% of net sales, during the Third Quarter 2003, as compared to $9.3 million, or 5.4% of net sales, during the Third Quarter 2002. The increase in depreciation and amortization primarily was a result of increases to our store base. Depreciation and amortization decreased, as a percentage of net sales, as a result of the leveraging over a larger sales base.

         Our provision for income taxes increased to $7.4 million in the Third Quarter 2003 from a $1.0 million provision in the Third Quarter 2002 as a result of our increased profitability. Our effective tax rate was 39.0% and 38.5% during the Third Quarter 2003 and the Third Quarter 2002, respectively.

         Our net income in the Third Quarter 2003 increased to $11.6 million from $1.6 million during the Third Quarter 2002, due to the factors discussed above.

THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002

         Net sales increased $88.7 million, or 19%, to $563.4 million during the thirty-nine weeks ended November 1, 2003 from $474.7 million during the thirty-nine weeks ended November 2, 2002. During the thirty-nine weeks ended November 1, 2003, we opened 49 stores and closed 3 stores. Net sales for the 49 stores opened during the thirty-nine weeks ended November 1, 2003, as well as other stores that did not qualify as comparable stores, contributed $83.9 million of the net sales increase. Our comparable store sales increased 1% during the thirty-nine weeks ended November 1, 2003, which increased our net sales by $4.8 million. Comparable store sales declined 15% during the thirty-nine weeks ended November 2, 2002. During the thirty-nine weeks ended November 1, 2003, our comparable store sales increase primarily was the result of increases in the number of comparable store sales transactions, partially offset by decreases in our average dollar transaction size.

         Gross profit increased by $34.4 million during the thirty-nine weeks ended November 1, 2003 to $211.7 million from $177.3 million during the thirty-nine weeks ended November 2, 2002. As a percentage of net sales, gross profit increased to 37.6% during the thirty-nine weeks ended November 1, 2003 from 37.3% during the thirty-nine weeks ended November 2, 2002. The increase in gross profit, as a percentage of net sales, was principally due to lower markdowns, partially offset by lower initial markups associated with our strategic decision to lower prices.

         Selling, general and administrative expenses increased $28.6 million to $169.5 million during the thirty-nine weeks ended November 1, 2003 from $140.9 million during the thirty-nine weeks ended November 2, 2002. Selling, general and administrative expenses were 30.1% of net sales during the thirty-nine weeks ended November 1, 2003 as compared with 29.7% of net sales during the thirty-nine weeks ended November 2, 2002. As a percentage of net sales, selling, general and administrative expenses increased due to higher store payroll and higher marketing costs, partially offset by lower pre-opening costs and the leveraging of corporate administrative payroll. Store payroll, as a percentage of net sales, was unfavorably impacted by an increase in store payroll hours to improve customer service.

         Depreciation and amortization amounted to $29.6 million, or 5.2% of net sales, during the thirty-nine weeks ended November 1, 2003, as compared to $26.0 million, or 5.4% of net sales, during the thirty-nine weeks ended November 2, 2002. The increase in depreciation and amortization primarily was a result of a larger store base. Depreciation and amortization decreased, as a percentage of net sales, as a result of the leveraging over a larger sales base.

         Our provision for income taxes for the thirty-nine weeks ended November 1, 2003 and the thirty-nine weeks ended November 2, 2002 was $5.0 million and $4.2 million, respectively. Our effective tax rate was 39.0% and 38.5% during the thirty-nine weeks ended November 1, 2003 and the thirty-nine weeks ended November 2, 2002, respectively.

         Due to the factors discussed above, we recorded net income of $7.8 million during the thirty-nine weeks ended November 1, 2003 as compared to net income of $6.6 million during the thirty-nine weeks ended November 2, 2002.

LIQUIDITY AND CAPITAL RESOURCES

DEBT SERVICE/LIQUIDITY

         Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back to school and holiday seasons. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our working capital facilities. As of November 1, 2003, we had no long-term debt obligations or short-term borrowings.

         In April 2003, we amended, restated and extended our principal working capital facility for a term of three years to April 2006 with one year renewal options. Previously, Foothill Capital Corporation had assigned its rights under this facility to Wells Fargo Retail Finance LLC ("Wells Fargo"). The amended and restated working capital facility with Wells Fargo (the "Wells Fargo Credit Facility") currently provides for borrowings up to $85 million (including a sublimit for letters of credit of $80 million). The Wells Fargo Credit Facility also contains provisions to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that may be borrowed under the Wells Fargo Credit Facility depends on our levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread. The LIBOR spread is 1.50% to 3.00%, depending on our level of availability from time to time. The Wells Fargo Credit Facility contains covenants, including, among others, certain limitations on our annual capital expenditures, and maintenance of certain levels of excess collateral, as well as a prohibition on the payment of dividends. Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all our assets, except for our assets in Canada.

         As of November 1, 2003, we had no borrowings under our Wells Fargo Credit Facility and had outstanding letters of credit of $45.5 million. Availability under the Wells Fargo Credit Facility was $39.5 million. The maximum outstanding letter of credit usage under our working capital facility during the thirty-nine weeks ended November 1, 2003 was $54.0 million. As of November 1, 2003, we were in compliance with all of our covenants under the Wells Fargo Credit Facility.

         To support our Canadian operations, we have also entered into a $7.5 million facility with Toronto Dominion Bank that is secured by a standby letter of credit. Our Canadian credit facility is currently collateralized to provide for $1.8 million in borrowings. As of November 1, 2003, we had no borrowings under our Canadian facility and had no outstanding letters of credit. The maximum outstanding usage under our Canadian credit facility was $1.8 million during the thirty-nine weeks ended November 1, 2003.

CASH FLOWS/CAPITAL EXPENDITURES

         During the thirty-nine weeks ended November 1, 2003 and the thirty-nine weeks ended November 2, 2002, operating activities provided $32.3 million and $7.9 million in cash flow, respectively. During the thirty-nine weeks ended November 1, 2003, cash flows provided by operating activities increased primarily as a result of more efficient utilization of our current assets and higher operating earnings as compared to the thirty-nine weeks ended November 2, 2002.

         Cash flows used in investing activities were $25.6 million and $40.5 million in the thirty-nine weeks ended November 1, 2003 and the thirty-nine weeks ended November 2, 2002, respectively. Cash flows used in investing activities primarily represented capital expenditures for new store openings and remodelings. The reduction in cash flows used in investing activities reflects the opening of 49 stores in the thirty-nine weeks ended November 1, 2003, as compared to 110 stores in the thirty-nine weeks ended November 2, 2002. During the thirty-nine weeks ended November 1, 2003, we completed 11 store remodels, as compared with seven store remodels during the thirty-nine weeks ended November 2, 2002. Capital expenditures also include hardware and software to support our information systems initiatives, along with ongoing store, office and distribution equipment needs. We anticipate that total capital expenditures during fiscal 2003 will be approximately $30 million. We plan to fund these capital expenditures primarily with cash on hand and cash flows from operations.

         In October 2003, we entered into a 10 year lease, with two five-year renewal option periods, for an approximately 95,000 square foot distribution center in Mississauga, Ontario to replace our existing Canadian distribution center, which is about 30,000 square feet. The new facility is being built by our current landlord, who has agreed to release us from our obligations under the existing lease once the new facility is available for use, which we anticipate will be in the second quarter of fiscal 2004. Annual rent for this facility approximates $0.4 per million. We expect to make a cash outlay of approximately $3.0 million to equip this facility, which will include automated warehouse handling equipment. We expect the cash outlay will approximate $1.8 million in fiscal 2003, with the remainder during the first half of fiscal 2004.

         Cash flows provided by financing activities were $0.8 million during the thirty-nine weeks ended November 1, 2003 as compared to $1.9 million provided by financing activities in the thirty-nine weeks ended November 2, 2002. During the thirty-nine weeks ended November 1, 2003, cash flows provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases, partially offset by deferred financing fees. During the thirty-nine weeks ended November 2, 2002, cash flow provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases.

         During the thirty-nine weeks ended November 1 2003, we opened 49 stores and closed 3 stores. As of November 13, 2003, we have opened 53 stores and have completed our store openings for fiscal 2003. We plan to end fiscal 2003 with 691 stores after closing an additional 2 stores in the fourth quarter of fiscal 2003. We believe that cash on hand, cash generated from operations and funds available under our working capital facilities will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. In addition, we will consider additional sources of financing to fund our long-term growth, as necessary.

         Our ability to meet our capital requirements will depend on our ability to generate cash from operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         None.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required by the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS


         EXHIBIT
           NO.                                 DESCRIPTION OF DOCUMENT
          10.2                        Lease  Agreement  as of  August  12,  2003
                                      between   Orlando   Corporation   and  The
                                      Children's  Place  (Canada),  LP. Together
                                      with, Indemnity Agreement as of August 12,
                                      2003   between  the  Company  and  Orlando
                                      Corporation.  Together with,  Surrender of
                                      Lease as of August 12,  2003  between  the
                                      Company and Orlando  Corporation and Orion
                                      Properties Ltd.

           31                         Section 302 Certifications

           32                         Section 906 Certifications

(B) REPORTS ON FORM 8-K

    July 2003 Sales Release, dated August 7, 2003.
    Second Quarter 2003 Earnings Release,  dated August 14, 2003.
    October 2003 Sales Release, dated November 6, 2003.
    Third Quarter 2003 Earnings Release, dated November 13, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE CHILDREN'S PLACE
                                         RETAIL STORES, INC.
Date:  December 8, 2003

                                         By:         /s/  Ezra Dabah
                                             -----------------------------------
                                                  Chairman of the Board and
                                                   Chief Executive Officer
                                                (Principal Executive Officer)



Date:  December 8, 2003                  By:        /s/  Seth L. Udasin
                                             -----------------------------------
                                                    Vice President and
                                                  Chief Financial Officer
                                                (Principal Financial Officer)