Form 10-K
period 2004-01-31
CHILDRENS PLACE RETAIL STORES INC
filed 2004-04-15
CIK 1041859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fifty-two weeks ended January 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-23071

THE CHILDREN’S PLACE RETAIL STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1241495
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

915 Secaucus Road Secaucus, New Jersey	07094
(Address of Principal Executive Offices)	(Zip Code)

(201) 558-2400
(Registrant’s Telephone Number, Including Area Code)

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates was $270,875,908 at the close of business on August 1, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at April 1, 2004: 26,837,444 shares.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for its annual meeting of stockholders to be held on June 15, 2004, are incorporated partially in Part III hereof.

THE CHILDREN’S PLACE RETAIL STORES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 31, 2004
TABLE OF CONTENTS

PART I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submissions of Matters to a Vote of Security Holders

PART II
5.	Market for Registrant’s Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Control and Procedures

PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services

PART IV
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I

ITEM 1. — BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, discussions of the Company’s operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors.” Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.  The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

The Children’s Place Retail Stores, Inc. is a specialty retailer of apparel and accessories for children from newborn to ten years of age.  We design, source and market our products under our proprietary “The Children’s Place” brand name for sale in our stores and on the Internet.  As of April 1, 2004, we operated 695 stores in the United States and Canada.  Our merchandising objective is to offer a unique, colorful, coordinated and balanced lifestyle assortment of high quality basic and fashion merchandise, at prices that represent substantial value to our customers.

We believe that our merchandise assortment appeals to customers across a broad range of socioeconomic and demographic backgrounds.  Our designers interpret style and color fashion trends to develop a selection of fresh and youthful coordinated outfits that distinguishes “The Children’s Place” brand.  We believe that our up to date merchandise styling, our coordinated, high quality products and our consistent value pricing have created name recognition and customer loyalty for our brand.

Net sales in fiscal 2003 were $797.9 million, compared to net sales of $671.4 million reported in fiscal 2002.  During fiscal 2003, we experienced a comparable store sales increase of 4%, compared to a 16% decline in fiscal 2002.  Net income in fiscal 2003 was $23.0 million, or $0.85 per share, compared to net income of $8.9 million, or $0.33 per share, in fiscal 2002. Our improved financial performance in fiscal 2003 reflected the success of several initiatives we implemented to address the challenges we faced in fiscal 2002.  We reduced both the number of styles and the number of items offered within our stores, to provide our customers with a clear and focused product assortment.  We also offered a greater percentage of basic items, in an effort to create a better balance between our fashion and basic merchandise.  In addition, we improved our garment quality and reduced our prices to an everyday value pricing strategy.  We believe that these strategies have strengthened our competitive position within the children’s apparel retail market.

During fiscal 2003 we opened 53 new stores compared to the opening of 126 new stores in fiscal 2002.  We closed five stores in fiscal 2003 and three stores in fiscal 2002.  Our store growth plan in 2004 includes opening approximately 70 stores, 45 in the United States, 18 in Canada and seven in Puerto Rico, a new market for the Company.

We believe that the following core competencies have contributed to our long-term success:

Merchandising Strategy. Our merchandising strategy is designed to offer an appealing collection of interchangeable outfits and accessories to create a coordinated look distinctive to The Children’s Place. We offer an updated, focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh youthful look at value prices that we believe distinguishes “The Children’s Place” brand.  We divide the year into quarterly merchandising seasons: Spring, Summer, Back-to-School and Holiday.  Each season is built around a theme that includes an assortment of coordinated basic and fashion apparel with matching accessories designed to encourage multiple item purchases and wardrobe building.

Value Pricing Strategy. We offer high-quality clothing and accessories under “The Children’s Place” brand at prices below most of our direct mall-based competitors.  We use our value pricing strategy across our entire merchandise offering, which we believe is an important factor in our brand’s broad consumer appeal.  While the level of our promotional activity has declined, from time to time we will offer promotions on select merchandise and/or distribute coupons to increase customer traffic and generate excitement.

Brand Image. We continue to build a strong loyalty and brand image for “The Children’s Place” by offering high-quality products at value prices, providing a distinctive collection of coordinated and interchangeable outfits and accessories, maintaining a uniform merchandise presentation, emphasizing our fashionable, youthful image in our marketing visuals and selling our merchandise exclusively in our 695 stores and on the Internet.

Low-Cost Sourcing. We control the design, sourcing and presentation of our products, all of which are marketed under our proprietary brand name.  We believe that this control is essential to ensure the consistency and quality of our merchandise and brand image, as well as our ability to deliver value to our customers.  We have established long-standing relationships with our trading company, buying agents, vendors and suppliers.  Through these relationships and our extensive knowledge of low cost sourcing, we are able to offer our customers high-quality products at value prices.  We further believe that our integrated merchandise approach, from in-house design to in-store presentation, enables us to quickly identify and respond to market trends, uphold rigorous product quality standards, manage the cost of our merchandise and strengthen our brand name.  We believe our Asian offices add to our ability to capitalize on new sourcing opportunities, increase our control over product quality and enable us to respond to changing merchandise trends more effectively and efficiently.

Experienced Management Team. The Company is led by Chairman and Chief Executive Officer Ezra Dabah, who guides the management of The Children’s Place using his broad apparel merchandising and buying expertise, which includes 20 years in the children’s segment of the market. In addition, the other members of our management team have an average of 15 years of retail or apparel industry experience and an average of 9 years of experience with The Children’s Place.

Merchandising

Our merchandising strategy is designed to offer a collection of interchangeable outfits and accessories to create a coordinated look distinctive to The Children’s Place that fills all of a child’s wardrobe needs. We offer a focused and balanced assortment of styles in a variety of colors and patterns at value prices that we believe distinguishes our brand.  We divide the year into quarterly merchandising seasons: Spring, Summer, Back-to-School and Holiday.  In fiscal 2003, we reduced the number of merchandise lines from twelve to nine, by eliminating our three smallest transitional lines. In 2004, we will further reduce the number of merchandise lines to eight by eliminating our Summer transitional line. Throughout the year we also periodically flow in small assortments to create newness for our customers.

To execute our merchandising strategy, we rely on the coordinated efforts of our merchandising, design, planning, allocation and sourcing teams. These teams, in conjunction with senior management, review our prior season results and fashion trends to determine the silhouettes, colors and graphic designs that we will offer in upcoming seasons. Merchandising selects specific silhouettes for production from the assortment of designs that are created by the design team.  Then, based upon detail design specifications, including production quantities determined by merchandising, planning and allocation, the sourcing team arranges for the manufacture of the selected styles.

Our design team analyzes and interprets current and emerging fashion trends, translating them into a broad selection of youthful children’s clothing and accessories in an array of fashionable colors and patterns that are appropriate for upcoming seasons.  Work on each of our seasonal lines begins approximately one year before the season, with the gathering of samples and market intelligence on fashion trends.  This process involves extensive European and domestic market research, media, trade shows, fashion magazines, the services of fashion and color forecast organizations and analysis of prior season performance.  After the design team presents the fashion themes for a coming season, the designers, with the direction of merchandising, translate those themes into an assortment of fashion and basic designs that reflect the theme of the season and fill the customer’s needs.  These interpretations include variations in fabric and other materials, product color, decoration and age-appropriate silhouettes. Potential items are designed using computer aided design technology, giving us the opportunity to consider a wide range of style and fashion options.  In addition, our sourcing teams and Asian offices coordinate the production of prototype samples which enable our merchandising teams to ensure that our merchandise will properly reflect our design concepts, and allow us to get the most accurate understanding of an item’s color, fit, texture and quality.  We have also instituted a process that involves working with our product samples in a simulated in-store environment.  This enables our design, merchandising, visual and marketing teams to create a cohesive, well balanced and fresh approach to each season.

The merchandise management team creates a detailed purchasing plan for the season covering each department, category and key item, based on historical, current and emerging category trends.  The production process takes approximately five months from order confirmation to receipt of merchandise at our distribution facilities.  The planning team monitors current and projected inventory levels on a weekly basis and analyzes sales patterns to predict future demand for various categories.  We regularly monitor sales of each style and color and maintain some flexibility to adjust merchandise on order for future seasons or to accelerate delivery of merchandise. The merchandise allocation team is responsible for planning and allocating merchandise to each store based on sales volume levels, merchandise turns and other factors.

Sourcing and Procurement

We combine management’s extensive sourcing experience with a cost-based buying strategy in order to control merchandise costs. We believe we have a thorough understanding of the economics of apparel manufacturing, including costs of materials and components.  This knowledge enables us to determine the most cost-effective country and manufacturer from which to source each item and obtain low prices.  Relying on our supplier relationships and our knowledge of manufacturing costs, we believe we have been able to arrange for the manufacture of high-quality products at low cost.

Our sourcing team makes on-site visits to our independent agents and various manufacturers to negotiate product costs, finalize technical specifications for each product and confirm delivery of merchandise manufactured to our specifications.  Our apparel is produced to our specifications by more than 200 independent manufacturers located primarily in Asia.  To support our growing inventory needs and to control merchandise costs, we continue to pursue global sourcing opportunities and consider product cost and quality, reliability of the manufacturer, service and product lead times, among other factors.

We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars.  We are parties to agency agreements with commissioned independent agents who oversee production, assist in sourcing and pre-production approval, provide quality inspection and ensure timely delivery of merchandise.  During fiscal 2003, we purchased approximately 20% of our products from a commissioned, independent agent in Taiwan, and approximately 25% of our product through a Hong Kong-based trading company. This trading company is responsible for procurements from wholly owned facilities as well as contract manufacturers located throughout Asia.  Although they are not contractually obligated to do so, the Hong Kong-based trading company and our commissioned independent agent in Taiwan have exclusive arrangements with The Children’s Place. We have developed long-term, continuous relationships with key individual manufacturers and material suppliers, which have yielded numerous benefits, including quality control and low costs, and have afforded us flexible working arrangements.  In addition, we believe our Asian offices enable us to obtain more favorable material and manufacturing costs and more quickly identify and act on new sourcing and supplier opportunities. Our Asian offices also facilitate our prototype sample production and enable us to foster stronger relationships with our suppliers, manufacturers, agents and trading companies in the Far East.  During fiscal 2003, we purchased approximately 25% of our merchandise directly from various factories.  Together with our agents and key suppliers, we use tracking systems that enable us to anticipate potential delivery delays in our orders and take action to mitigate the impact of any delays.  By using these systems together with our purchase order and advanced shipping notification systems, we and our independent agents actively monitor the status of each purchase order from order confirmation to merchandise receipt.

To ensure quality and promote consumer confidence in our products, we augment our manufacturers’ testing requirements with our own, in-house quality assurance laboratory to test and evaluate fabric, trimming materials and pre-production samples against a comprehensive range of physical performance standards before production begins.  The quality control personnel of our Asian offices, independent agents and trading company visit the various manufacturing facilities to monitor and improve the quality control and production process.  Our Asian offices have enhanced our quality control by enabling us to monitor component and manufacturing quality at close range and address related problems at an early stage.  With this focus on pre-production quality approval, we are generally able to detect and correct quality-related problems before bulk production begins.  We do not accept our finished apparel products until each purchase order receives formal certification of compliance from our agents’ or appointed third party inspectors.

Company Stores

Existing Stores. As of April 1, 2004, we operated 695 stores in the United States and Canada. Most of our stores are clustered in and around major metropolitan areas in regional malls, with the exception of 74 strip center, 58 outlet and 46 street stores.  The following table sets forth the number of stores in each state or Canadian province as of April 1, 2004:

UNITED STATES

State	# OF STORES
Alabama	9
Arizona	10
Arkansas	2
California	59
Colorado	8
Connecticut	12
Delaware	4
Florida	40
Georgia	17
Idaho	1
Illinois	34
Indiana	13
Iowa	5
Kansas	5
Kentucky	7
Louisiana	8
Maine	4
Maryland	21
Massachusetts	23
Michigan	21
Minnesota	10
Mississippi	4
Missouri	13
Montana	1
Nebraska	3
New Hampshire	4
New Jersey	39
New Mexico	2
New York	71
Nevada	6
North Carolina	17
North Dakota	1
Ohio	24
Oklahoma	2
Oregon	9
Pennsylvania	34
Rhode Island	3
South Carolina	9
South Dakota	1
Tennessee	12
Texas	40
Utah	6
Vermont	1
Virginia	18
Washington	10
West Virginia	1
Wisconsin	9

CANADA

Province	# OF STORES
Alberta	3
Manitoba	1
Nova Scotia	1
Ontario	24
Quebec	13

Store Type. Our average store is approximately 4,500 square feet and features a design that incorporates light wood floors, fixtures and trim.  The store is brightly lit, featuring floor-to-ceiling glass windows that allow our colorful fashions to attract customers from the outside.  A customized grid system throughout the store’s upper perimeter displays featured merchandise, marketing photographs and promotions.  Each line is merchandised as a collection of coordinated fashion and basic items, with matching accessories.  We continually refine our merchandise presentation strategy to improve the shopping experience of our customers.  We believe that our merchandise presentation effectively displays “The Children’s Place” coordinated look and creates a visually attractive selling environment that maximizes customer convenience and encourages the purchase of multiple items.

To achieve uniform merchandise presentation and to maximize sales of coordinated items, store management is provided detailed visual floorsets that specify merchandise placement.  Standardization of store design, merchandise presentation and window displays also promotes effective usage and productivity of selling space and maximizes customer convenience in merchandise selection.  By seeking a uniform appearance in store design and merchandise presentation, we believe that we are able to maintain and enhance our brand.

During fiscal 2002, we introduced a new store prototype.  The stores are unique, fun, bright and use color to create boutique-like settings and better differentiate the various departments within the store.  The stores also feature wide aisles for customers with strollers, and more wall space allowing for enhanced merchandise presentation and ease of shopping.  As of April 1, 2004, 89 stores were in this format, including all of our Canadian stores and all of the stores we opened (except outlets) and remodeled during fiscal 2003.  In fiscal 2004, all of our new store openings except for outlets will be in the prototype design.

Our street and strip center locations represent approximately 17% of our store base and provide substantial opportunities for further penetration in established markets.

Our outlet stores are approximately 6,000 square feet and represent approximately 8% of our store base.  Our outlet stores are mostly located in outlet centers and are strategically placed within each market to liquidate markdown merchandise from nearby stores.  We also sell an assortment of full-priced merchandise in our outlet stores.  We view our outlet business as an important component of our future growth.

Store Operations. Our store operations are currently organized into 10 regions. A regional manager oversees each region and has several district managers’ reporting to him or her.  Each district manager is responsible for approximately eight to ten stores, on average.  Our stores are staffed by a store management team and approximately 10 part-time sales associates with additional part-time associates hired to support seasonal needs.  Our store management teams spend a majority of their workweek on store selling floors, providing direction, motivation, training and support to store personnel.  To maximize selling productivity, we engage in an ongoing training process which emphasizes customer service, selling skills, merchandise presentation, procedures and controls.  In order to motivate our store operations management, we offer an incentive compensation plan that awards bonuses for exceeding pre-established goals.

Store Expansion Program

During fiscal 2003 we opened 53 new stores and closed five, compared to the opening of 126 new stores and three store closings in fiscal 2002.  Our store growth plan in 2004 includes opening approximately 70 stores, 45 in the United States, 18 in Canada and seven in Puerto Rico, a new market for the Company.

New stores, for which fiscal 2003 was their first full year of operation, had average net sales of approximately $1,126,000. The average investment for these stores, including capital expenditures (net of landlord contribution), initial inventory (net of merchandise payables) and pre-opening costs was approximately $406,000.  In fiscal 2003, average store level operating cash flow for these stores was approximately $227,000, yielding a cash-on-cash return on investment of approximately 56%.  Cash-on-cash return on investment is defined as average store level operating cash flow divided by the average investment for these stores.  In fiscal 2002, our new stores generated an average cash-on-cash return on investment of approximately 35%.

To determine the location of our new stores, we conduct onsite visits and analyses of potential store sites, taking into account the performance of our stores and other retailers in the area, as well as the demographics of the surrounding area.  In addition, we consider the store’s location relative to consumer traffic patterns and proximity to other children’s retailers.

Internet Sales

We believe that the Internet is an effective sales, merchandising and marketing channel for our existing U.S. customers and is also effective in generating new customers from the portion of the U.S. population that may not have access to our store locations or who prefer to shop online.  In fiscal 2003, we improved the functionality of our website through the implementation of a new site search feature.  In addition, we enhanced our e-commerce presence through the establishment of an online store on Amazon.com.  Although our online business has represented approximately 1% percent of our sales over the last three years, it continues to grow and we believe it is an integral part of our customer service and brand awareness strategies.

Marketing

We strive to enhance our reputation and image in the marketplace and build recognition and equity in “The Children’s Place” brand by advertising our image, product and value message through our store front windows, direct mail, private label credit card, and in-store marketing.  Our direct mail marketing program is designed to increase sales, promote brand loyalty and create customer excitement.  We also advertise our image through windows, in-store photographs, signage and product displays.

We view our private label credit card as an important marketing and communication tool.  Pursuant to a merchant services agreement, private label credit cards are issued to our customers for use exclusively at our stores and credit is extended to such customers on a non-recourse basis to The Children’s Place.  Our private label credit card accounts for approximately 15% of our net sales.  We believe that our private label credit card promotes affinity and loyalty among those customers who use the card and facilitates communication with such customers through delivery of coupons and promotional materials.

Information Technology

We are committed to using technology to further enhance our competitive position.  Our information technology systems consist of a full range of financial, merchandising, logistics, and product procurement systems that run on a combination of legacy and proprietary software packages.  These systems operate on a multi-platform environment, which includes an IBM mainframe computer and several mid-range computers.  We continually explore opportunities in which technology can provide a competitive advantage and improve efficiency.

Logistics

We currently support our stores with an approximately 200,000 square foot distribution center and corporate headquarters facility in New Jersey, an approximately 250,000 square foot distribution center in California, and an approximately 30,000 square feet distribution center in Ontario, Canada, all of which are leased. In October 2003, we entered into a 10-year lease for an approximately 95,000 square foot distribution center in Ontario, Canada, scheduled to open in the second quarter of fiscal 2004, to replace our existing Canadian distribution center.  Our domestic distribution centers utilize an automated warehouse system, which employs radio frequency technology and automated conveyor systems, as will our new distribution center in Canada.  In addition, we operate other leased facilities located near our headquarters, which we use for e-commerce fulfillment, distribution to local stores and ancillary office space.

Competition

The children’s apparel retail business is highly competitive.  We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.); The Gymboree Corporation; Too, Inc.; Toys “R” Us, Inc.; J.C. Penney Company, Inc.; Sears, Roebuck and Co.; Kohl’s and other department stores that sell children’s apparel and accessories, as well as discount stores such as Wal-Mart Stores, Inc.; Target Corporation; and K-Mart.  We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores.

We believe that the principal factors of competition in our marketplace are perceived value, merchandise assortment, quality, price, brand name recognition, customer service, and a friendly store environment. We believe that we have been able to effectively compete in the children’s apparel industry because of our reputation in the marketplace and consistent merchandise offering of high-quality, coordinated basic and fashion outfits for children at consistent value prices, sold in a friendly environment.

Trademarks and Service Marks

“The Children’s Place,” “babyPLACE,” “Place,” “The Place,” “TCP,” “PLC” and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office.  The registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations.  We have also registered our trademarks in Canada and other countries and are continuing to take steps to register our trademarks in certain other foreign countries. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.

Employees

As of April 1, 2004, we had approximately 11,100 employees, of whom approximately 800 are based at our corporate headquarters, distribution centers and international offices.  We have approximately 2,200 full-time store employees and approximately 8,100 part-time store employees.  None of our employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

Executive Officers and Directors

The following table lists the current executive officers and directors of the Company:

NAME	AGE	POSITION

Ezra Dabah	50	Chairman of the Board of Directors and Chief Executive Officer
Neal Goldberg	45	President
Mario A. Ciampi	43	Senior Vice President, Store Development and Logistics
Elaine Eisenman	55	Senior Vice President, Human Resources and Administration
Amy Hauk	37	Senior Vice President, General Merchandise Manager
Brian Kleinberg	46	Senior Vice President, Marketing
Seth L. Udasin	47	Vice President, Finance, Chief Financial Officer and Treasurer
Steven Balasiano	41	Vice President, General Counsel and Corporate Secretary
Richard Flaks	41	Vice President, Planning and Allocation
Nina L. Miner	54	Vice President, Design and Trend Development
Mark L. Rose	38	Vice President, Merchandise Procurement
Susan F. Schiller	43	Vice President, Store Operations
Malcolm Elvey	62	Director
Sally Frame Kasaks	59	Director
John F. Megrue	45	Director
David J. Oddi	34	Director
Stanley Silverstein	79	Director

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

Potential Disruptions in Receiving and Distribution

Our merchandise is shipped directly from manufacturers through freight consolidators to our distribution centers.  Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities.  Furthermore, it is possible that events beyond our control, such as a military action, strike or other disruption, could result in delays in delivery of merchandise to our stores. Any such event could have a material adverse effect on our business.

Sensitivity to Economic, Regional and Other Business Conditions

Our business is sensitive to customers’ spending patterns which are subject to prevailing regional and national economic conditions such as consumer confidence, recession, interest rates and taxation.  We are, and will continue to be, susceptible to changes in regional economic conditions, raw material costs, weather conditions, demographic and population characteristics, consumer preferences and other regional factors.

Changes in Comparable Store Sales Results from Period to Period

Numerous factors affect our comparable store sales results, including, among others, merchandise assortment, retail prices, fashion trends, weather conditions, economic conditions and recession, the retail sales environment and our success in executing our business strategy.  During fiscal 2003, we reported a comparable store sales increase of 4%, which we believe was primarily due to the success of our strategic initiatives.  During fiscal 2002, we reported a comparable store sales decline of 16%.  Our monthly comparable store sales results have fluctuated significantly in the past and we anticipate that our monthly comparable store sales will continue to fluctuate in the future.  Moreover, comparable store sales for any particular period may decrease in the future.  The investment community often follows comparable store sales results closely and significant fluctuations in such results may affect the price of our Common Stock.  Any variations in our comparable store sales results could have a material adverse effect on our business and on the market price of our Common Stock.

Inability to Maintain Profitable Growth

Our future operating results will depend largely upon our ability to manage a larger business profitably and open and operate new stores successfully.  We anticipate opening approximately 70 stores during fiscal 2004, which will include approximately 18 stores in Canada and seven stores in Puerto Rico, a new market for the Company.  Our ability to open and operate new stores successfully depends on many factors, including, among others, the availability of suitable store locations, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to successfully integrate new stores into our existing operations, the ability to hire and train store personnel and the ability to recognize and respond to regional and climate-related differences in customer preferences.

We cannot assure you that we will achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods.  In fiscal 2003, our store base grew by 7% compared to 24% during fiscal 2002, and is anticipated to grow by approximately 10% in fiscal 2004.  Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings.  We may not be able to sustain the cash-on-cash return we experienced in fiscal 2003 of 56% for stores that were operating for their first full fiscal year.  Furthermore, we need to continually evaluate the adequacy of our store management and our information and distribution systems to manage our planned expansion.  Any failure to successfully and profitably execute our expansion plans could have a material adverse effect on our business.

We believe that cash on hand, cash generated from operations and funds available under our credit facilities will be sufficient to fund our capital and other cash flow requirements for our business for at least the next 12 months.  However, it is possible that we may be required to seek additional funds for our capital and other cash flow needs, and we cannot assure you that we will be able to obtain such funds.

Effect of Fluctuations in Quarterly Results and Seasonality on Income

As is the case with many apparel retailers, we experience seasonal fluctuations in our net sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. For example, in fiscal 2003, 23%, 20%, 28% and 29% of our net sales occurred in the first, second, third and fourth quarters, respectively.  In fiscal 2003, we experienced a second quarter loss and expect to experience a second quarter loss in fiscal 2004.  It is possible that we will continue to experience second quarter losses in future periods.  It is also possible that we could experience losses in other quarters.  Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday and weak sales during this period could have a material adverse effect on our business.  Our third quarter results are heavily dependent upon back-to-school sales and our fourth quarter results are heavily dependent upon sales during the holiday season. Weak sales during either of these periods could have a material adverse effect on our business.

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

Risk of Expansion

Although we operate in 47 states and Canada, approximately 70% of our domestic stores are in the eastern half of the United States, with concentrations of stores in metropolitan areas.  In addition, as we continue to open stores in the western half of the United States, Canada and Puerto Rico we will increase our susceptibility to differences in demographic and population characteristics, regional economic conditions, consumer preferences and other geographical factors.  As we open stores in more extremely hot and cold climates, our merchandise assortments may need to address more specifically different climate and weather-related conditions.  We cannot assure you that, as we expand, we will be able to achieve results comparable to those we have achieved in prior periods.

Risk of International Expansion

During fiscal 2002, we opened our first stores in Canada.  Although our Canadian operation was profitable in fiscal 2003, we can make no assurance that this will continue to be the case.  During fiscal 2004, we will open our first stores in Puerto Rico. We cannot assure you that we will be able to address in a timely fashion the risks of international expansion such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements.

Competition

The children’s apparel retail business is highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.); The Gymboree Corporation; Too, Inc.; Toys “R” Us, Inc.; J.C. Penney Company, Inc.; Sears, Roebuck and Co.; Kohl’s and other department stores that sell children’s apparel and accessories, as well as discount stores such as Wal-Mart Stores, Inc.; Target Corporation; and K-Mart.  We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers.  One or more of our competitors are present in substantially all of the areas in which we have stores.  Many of our competitors are larger than The Children’s Place and have access to significantly greater financial, marketing and other resources than we have.  We cannot assure you that we will be able to continue to compete successfully against existing or future competition.

Foreign Currency Fluctuations

We conduct our business in U.S. dollars.  However, because we purchase substantially all of our products overseas, the cost of these products may be affected by changes in the values of the relevant currencies.  To date, we have not hedged against foreign currency fluctuations; however we may pursue hedging alternatives in the future.  Since our expansion into Canada in fiscal 2002, our exposure to the risk of foreign currency fluctuations has increased.  Although foreign currency fluctuations have had no material adverse effect on our business in the past, we cannot predict whether such fluctuations will have such an effect in the future.

Dependence on Unaffiliated Manufacturers and Independent Agents

We do not own or operate any manufacturing facilities and therefore are dependent upon independent third parties for the manufacture of all of our products.  Our products are currently manufactured to our specifications, pursuant to purchase orders, by more than 200 independent manufacturers located primarily in Asia.  We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities.  In addition, we have no formal written agreement with the Hong Kong-based trading company through which we purchased approximately 25% of our products in fiscal 2003.  We also purchased approximately 20% of our products in fiscal 2003 from a single agent in Taiwan, which has an exclusive arrangement with us, but is not obligated to sell exclusively to us.  Although we believe that we have established close relationships with our trading company, independent agents and principal manufacturers, the inability to maintain such relationships or to find additional sources to cover future growth could have a material adverse effect on our business.

Risks of Using Foreign Manufacturers; Possible Adverse Impact of Unaffiliated Manufacturers’ Failure to Comply with Acceptable Labor Practices

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

We require our independent manufacturers to operate in compliance with applicable laws and regulations and our internal requirements.  While our purchasing guidelines promote ethical business practices, we do not control these manufacturers or their labor practices.  Any violation of labor or other laws by one of the independent manufacturers we use or any divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States and Canada could have a material adverse effect on our business.

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

Dependence on Key Personnel

The leadership and expertise of Ezra Dabah, our Chairman of the Board and Chief Executive Officer, has been instrumental in our success.  The loss of the services of Mr. Dabah could have a material adverse effect on our business.  We have entered into an employment agreement with Mr. Dabah, but we cannot assure you that we will be able to retain his services.  In addition, other members of management have substantial experience and expertise in our business and have made significant contributions to its growth and success.  Most of these members of management do not have employment agreements with us.  The loss of services of one or more of these individuals, or the inability to attract additional qualified managers or other personnel, could have a material adverse effect on our business.  We are not protected by any key-man or similar life insurance for any of our executive officers.

Control by Certain Stockholders

As of April 1, 2004, Ezra Dabah and certain members of his family beneficially own 6,600,370 shares of our Common Stock, constituting approximately 24.5% of the outstanding Common Stock.  Two funds managed by Saunders Karp & Megrue, L.P. (“SKM”), The SK Equity Fund, L.P. and SK Investment Fund, L.P. (collectively, the “SK Funds”), beneficially own 2,961,916 shares or approximately 11.0% of our outstanding Common Stock.  Under a stockholders agreement, Mr. Dabah and such family members, the SK Funds and certain other stockholders, who hold in the aggregate 35.5% of our outstanding common stock, have agreed to vote for the election of two nominees of the SK Funds and three nominees of Ezra Dabah to our Board of Directors in any election of directors.  As a result, the SK Funds and Ezra Dabah have, and will continue to have, significant influence on the election of our directors and on determining the outcome of any matter submitted to a vote of our stockholders for approval.  Currently, two of the Company’s directors (Mr. Dabah and Mr. Silverstein) were nominated by Mr. Dabah and two directors (Mr. Megrue and Mr. Oddi) were nominated by the SK Funds.

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

Anti-Takeover Provisions of Applicable Delaware Law and Our Certificate of Incorporation and Bylaws

Certain provisions of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and Amended and Restated By-laws (the “By-laws”) may have anti-takeover effects and may discourage, delay or prevent a takeover attempt that a stockholder might consider in the stockholder’s best interest. These provisions, among other things, (1) classify our Board of Directors into three classes, each of which will serve for different three year periods, (2) provide that only the Chairman of the Board of Directors may call special meetings of the stockholders, (3) provide that a director may be removed by stockholders only for cause by a vote of the holders of more than two-thirds of the shares entitled to vote, (4) provide that all vacancies on our Board of Directors, including any vacancies resulting from an increase in the number of directors, may be filled by a majority of the remaining directors, even if the number is less than a quorum, (5) establish certain advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings, and (6) require a vote of the holders of more than two-thirds of the shares entitled to vote in order to amend the foregoing provisions and certain other provisions of the Certificate of Incorporation and By-laws. In addition, the Board of Directors, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock, which may have rights senior to those of the Common Stock. Moreover, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, as amended (the “DGCL”), which would require a two-thirds vote of stockholders for any business combination (such as a merger or sales of all or substantially all of our assets) between The Children’s Place and an “interested stockholder,” unless such transaction is approved by a majority of the disinterested directors or meets certain other requirements.  In certain circumstances, the existence of these provisions, which inhibit or discourage takeover attempts, could reduce the market value of our Common Stock.

Legislation Actions and Potential New Accounting Pronouncements

In order to comply with the Sarbanes-Oxley Act of 2002, as well as proposed changes in listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which could cause our general and administrative expenses to increase.  Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense, among others, could increase the expenses we report under GAAP and affect our operating results.

ITEM 2. — PROPERTIES

We currently support our stores with an approximately 200,000 square foot distribution center and corporate headquarters facility in New Jersey, an approximately 250,000 square foot distribution center in California, and an approximately 30,000 square feet distribution center in Ontario, Canada, all of which are leased.  In October 2003, we entered into a 10-year lease for an approximately 95,000 square foot distribution center in Ontario, Canada, scheduled to open in the second quarter of fiscal 2004, to replace our existing Canadian distribution center.  In addition, we operate other leased facilities located near our headquarters, which we use for e-commerce fulfillment, distribution to local stores and ancillary office space.

We lease all of our existing store locations, with lease terms expiring between 2004 and 2023 and with an average unexpired lease term of 6.8 years.  The leases for most of our existing stores are for initial terms of ten years and provide for contingent rent based upon a percentage of sales in excess of specific minimums.  Leases for future stores will likely include similar contingent rent provisions.

ITEM 3. — LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the normal course of our business.  In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on our business.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on the Nasdaq National Market under the symbol “PLCE.”  The following table sets forth the range of high and low closing sales prices on the Nasdaq National Market of our Common Stock for the calendar periods indicated.

	High	Low
2001
First Quarter	$26.50	$19.50
Second Quarter	33.25	21.90
Third Quarter	26.82	16.29
Fourth Quarter	37.30	25.01

2002
First Quarter	36.14	30.91
Second Quarter	35.75	17.82
Third Quarter	20.25	6.90
Fourth Quarter	14.11	8.75

2003
First Quarter	12.90	7.87
Second Quarter	20.61	9.05
Third Quarter	22.59	17.01
Fourth Quarter	31.67	17.19

On April 1, 2004, the last reported sale price of our Common Stock was $30.88 per share.  As of April 1, 2004, the number of holders of record of our common stock was approximately 90 and the number of beneficial holders of our common stock was estimated to be in excess of 8,500.

We have never paid dividends on our Common Stock.  Our Board of Directors presently intends to retain any future earnings of The Children’s Place to finance our operations and the expansion of our business.  Our working capital facility prohibits any payment of dividends.  Any determination in the future to pay dividends will depend upon our earnings, financial condition, cash requirements, future prospects, covenants in our working capital facility and any future debt instruments and such other factors as the Board of Directors deems appropriate at the time.

ITEM 6. — SELECTED FINANCIAL DATA

The following table sets forth certain historical financial and operating data for The Children’s Place.  The selected historical financial data is qualified by reference to, and should be read in conjunction with, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto included elsewhere in this report.

	Fiscal Year Ended (1)
	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000
Statement of Operations Data (in thousands, except per share data):
Net sales	$797,938	$671,409	$656,956	$587,385	$421,496
Cost of sales	485,671	422,721	377,286	339,407	241,188
Gross profit	312,267	248,688	279,670	247,978	180,308
Selling, general and administrative expenses	235,293	194,907	176,103	155,784	108,622
Asset impairment charges (2)	448	3,170	0	0	0
Depreciation and amortization	40,028	35,746	27,566	20,880	13,849
Operating income	36,498	14,865	76,001	71,314	57,837
Interest (income) expense, net	(255)	(547)	252	1,163	400
Income before income taxes	36,753	15,412	75,749	70,151	57,437
Provision for income taxes	13,796	6,478	29,167	27,461	22,388

Net income	$22,957	$8,934	$46,582	$42,690	$35,049

Diluted net income per common share	$0.85	$0.33	$1.73	$1.60	$1.32

Diluted weighted average common shares outstanding	27,099	26,978	26,964	26,668	26,648

Selected Operating Data:
Number of stores open at end of period	691	643	520	400	293
Comparable store sales increase (decrease) (3) (4)	4%	(16)%	(8)%	4%	15%
Average net sales per store (in thousands) (4) (5)	$1,159	$1,137	$1,389	$1,651	$1,656
Average square footage per store (6)	4,472	4,398	4,307	4,170	4,140
Average net sales per gross square foot (4) (7)	$262	$263	$334	$403	$414

Balance Sheet Data (in thousands):
Working capital	$114,275	$79,274	$77,342	$40,944	$27,340
Total assets	359,666	309,328	282,849	231,696	170,959
Long-term debt	0	0	0	0	0
Stockholders’ equity	257,005	229,008	217,006	166,667	120,066

(1)              All references to our fiscal years refer to the 52- or 53-week year ended on the Saturday nearest to January 31 of the following year. For example, references to fiscal 2003 mean the fiscal year ended January 31, 2004. Fiscal 2000 was a 53-week year.

(2)              Asset impairment charges represent the write down of fixed assets in under performing stores to fair value.  We wrote down assets in one store in fiscal 2003 and 19 stores in fiscal 2002.

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

ITEM 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included in Item 16.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Risk Factors.”

Overview

The Children’s Place Retail Stores, Inc. is a specialty retailer of apparel and accessories for children from newborn to ten years of age.  As of April 1, 2004, we operated 695 stores in the United States and Canada.  We also sell our merchandise on the Internet.  We believe that our merchandise assortment appeals to customers across a broad range of socioeconomic and demographic backgrounds.  We control the design, sourcing and presentation of our products, all of which are marketed under our proprietary brand name.  We believe that our integrated merchandise approach, from in-house design to in-store presentation, enables us to quickly identify and respond to market trends, uphold rigorous product quality standards, manage the cost of our merchandise and strengthen our brand name.  In addition, we have established long-standing relationships with our trading company, buying agents, vendors and suppliers.

Net sales in fiscal 2003 were $797.9 million, compared to net sales of $671.4 million reported in fiscal 2002.  During fiscal 2003, we reported a comparable store sales increase of 4% compared to a 16% decline in fiscal 2002.  Net income in fiscal 2003, was $23.0 million, or $0.85 per diluted share, compared to net income of $8.9 million, or $0.33 per diluted share in fiscal 2002.

Our improved financial performance in fiscal 2003 reflected the success of several strategic initiatives we implemented to address the challenges we faced in fiscal 2002.  We reduced both the number of styles and number of items within our stores to provide our customers with a clear and focused product assortment.  We also offered a greater percentage of basic items, in an effort to create a better balance between our fashion and basic merchandise.  In addition, we improved our garment quality and reduced our prices to an everyday value pricing strategy.  During fiscal 2004, we plan to build on our progress through the consistent fashion, quality and value of our merchandise.  In addition, we are focused on improving store productivity by enhancing our overall shopping experience by strengthening our marketing and store visual presentation and various customer service initiatives.

During fiscal 2003, we opened 53 new stores, which included 39 stores in the United States and 14 stores in Canada, as compared to the opening of 126 new stores in fiscal 2002.  Our store growth plan in 2004 includes opening approximately 70 stores, 45 in the United States, 18 in Canada and seven in Puerto Rico, which is a new market for the Company.

During fiscal 2003, we recorded a non-cash asset impairment charge of $0.4 million before taxes for the writedown of leasehold improvements and fixtures in one underperforming store.  This compares to a writedown of $3.2 million before taxes incurred in fiscal 2002 related to 19 underperforming stores.  Impairment charges were recorded because the cash flow projections for these stores over their remaining lease terms were insufficient to recapture the net book value of their assets.  During 2003, we closed five stores, of which three stores had been identified as impaired in fiscal 2002.  During fiscal 2002, we closed three stores.

During fiscal 2003, our effective tax rate decreased to 37.5% from 42.0% in fiscal 2002 as a result of the reversal of a valuation allowance on losses incurred by our Canadian subsidiary in fiscal 2002.  We did not recognize a tax benefit on losses incurred by our Canadian subsidiary in fiscal 2002.  We anticipate that our effective tax rate will increase during fiscal 2004 to approximately 39%.

During the nine-week period ended April 3, 2004, we reported total sales of $157.1 million, a 29% increase compared to sales of $121.5 million during the nine-week period ended April 5, 2003.  Our comparable store sales increased by 20% during the nine weeks ended April 3, 2004, compared to a 16% decrease in comparable store sales during the corresponding nine-week period last year.

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

Revenue Recognition – Sales are recognized upon purchase by customers at our retail stores or when shipped from our distribution center if the product was purchased via the Internet, net of anticipated returns.  Actual merchandise return rates have historically been within our expectations and the allowance established.  However, in the unlikely event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected.

Our policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise.  Prior to their redemption, gift cards are recorded as a liability.

Once an annual minimum customer purchase threshold is satisfied on our private label credit card, we offer a discount on future purchases for the remainder of the fiscal year.  Revenue is deferred for the future discount earned by our private label credit card customers that have satisfied or are expected to satisfy minimum purchase thresholds.

Inventory Valuation – Merchandise inventories are stated at the lower of average cost or market, using the retail inventory method.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories.  At any one time, inventories include items that have been marked down to our best estimate of their fair market value.  We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  To the extent that our estimates differ from actual results, additional markdowns may have to be recorded, which could reduce our gross margins and operating results.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers and provide a well-balanced merchandise assortment that satisfies customer demand.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner could increase future markdown rates.

Impairment of Assets – We continually evaluate each store’s performance and measure the carrying value of each location’s fixed assets, principally leasehold improvements and fixtures, versus its projected cash flows.  An impairment loss is recorded if the projected future cash flows are insufficient to recapture the net book value of their assets.  To the extent our estimates of future cash flows are incorrect, additional impairment charges may be recorded in future periods.

Litigation We are involved in various legal proceedings arising in the normal course of our business.  In our opinion, any ultimate liability arising out of such proceedings will not have a material adverse effect on our business.

Stock Options – We record no compensation expense on our financial statements for stock-based compensation, since we grant stock options at prices that equal or exceed the fair market value of our common stock at the date of the grant.  If, in the future, we elect or are required to adopt fair value accounting for our stock-based compensation, the related compensation charge will adversely impact net income.  In addition, increases to our stock price would result in more diluted shares outstanding and reduce our diluted net income per common share.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	60.9	63.0	57.4

Gross profit	39.1	37.0	42.6
Selling, general and administrative expenses	29.4	29.0	26.8
Asset impairment charges	0.1	0.5	—
Depreciation and amortization	5.0	5.3	4.2

Operating income	4.6	2.2	11.6
Interest (income) expense, net	—	(0.1)	0.1

Income before income taxes	4.6	2.3	11.5
Provision for income taxes	1.7	1.0	4.4

Net income	2.9%	1.3%	7.1%

Number of stores, end of period	691	643	520

Year Ended January 31, 2004 Compared to Year Ended February 1, 2003

Net sales increased by $126.5 million or 19% to $797.9 million during fiscal 2003 from $671.4 million during fiscal 2002.  During fiscal 2003, we opened 53 stores and closed 5 stores.  Net sales for the 53 new stores opened, as well as other stores that did not qualify as comparable stores, contributed $105.0 million of our net sales increase.  Our comparable store sales increased 4% and contributed $21.5 million of our net sales increase.  Comparable store sales decreased 16% during fiscal 2002.

Our comparable store sales increase in fiscal 2003 reflected the impact of strategic initiatives we commenced in fiscal 2002 to improve our sales performance.  These initiatives included a more focused product offering with a greater concentration of basic merchandise, as well as improved garment quality and the reduction of our prices to an everyday value pricing strategy.  During fiscal 2003, our comparable store sales increase was primarily the result of increases in the number of comparable store sales transactions, partially offset by decreases in our average dollar transaction size.

Gross profit increased by $63.6 million to $312.3 million during fiscal 2003 from $248.7 million during fiscal 2002.  As a percentage of net sales, gross profit increased 2.1% to 39.1% during fiscal 2003 from 37.0% during fiscal 2002.  During fiscal 2003, gross profit as a percentage of net sales increased due to lower markdowns and the leveraging of occupancy, production and design costs over a larger sales base, partially offset by a lower initial markup due to our strategic decision to lower prices.

Selling, general and administrative expenses increased $40.4 million to $235.3 million during fiscal 2003 from $194.9 million during fiscal 2002.  Selling, general and administrative expenses represented 29.4% of net sales during fiscal 2003, as compared with 29.0% of net sales during fiscal 2002.  The increase, as a percentage of net sales, was primarily due to higher marketing costs, higher store payroll and lower insurance proceeds, partially offset by lower pre-opening costs.  During fiscal 2003, we increased our marketing efforts to promote brand awareness and to drive sales.  To improve customer service, our store payroll hours were increased to provide more sales assistance.  During fiscal 2003, insurance proceeds approximated $1.5 million, or 0.2% of net sales, resulting primarily from partial settlement of our claim from our World Trade Center store.  During fiscal 2002, we received insurance proceeds of approximately $2.9 million, or 0.4% of net sales, resulting primarily from a partial settlement of our claim from our World Trade Center store and a property damage claim from one of our distribution centers.  During fiscal 2003, we recorded lower pre-opening costs as a result of opening 53 new stores, as compared to 126 new stores opened during fiscal 2002.

During fiscal 2003, we recorded a non-cash asset impairment charge of $0.4 million before taxes for the writedown of leasehold improvements and fixtures in one underperforming store.  This compares to a writedown of $3.2 million before taxes incurred in fiscal 2002 related to 19 underperforming stores.  Impairment charges were recorded because the cash flow projections for these stores over their remaining lease terms were insufficient to recapture the net book value of their assets.  During fiscal 2003, we closed five stores, of which three stores had been identified as impaired during fiscal 2002.

Depreciation and amortization amounted to $40.0 million, or 5.0% of net sales, during fiscal 2003 as compared to $35.7 million, or 5.3% of net sales, during fiscal 2002.  The increase in depreciation and amortization primarily was a result of a larger store base.  Depreciation and amortization decreased, as a percentage of net sales, as a result of the leveraging of the expense over a larger sales base.

Our provision for income taxes for fiscal 2003 was $13.8 million, as compared to a $6.5 million provision in fiscal 2002.  The increase in our tax provision was primarily due to our increased profitability in fiscal 2003, partially offset by a decrease in our effective tax rate.  Our effective tax rate was 37.5% in fiscal 2003 as compared with an effective tax rate of 42.0% in fiscal 2002.  Our effective tax rate decreased in fiscal 2003 primarily as a result of the reversal of a $1.6 million valuation allowance on losses incurred by our Canadian subsidiary in fiscal 2002.  We did not recognize a tax benefit for our Canadian losses in fiscal 2002.

Due to the factors discussed above, net income in fiscal 2003 increased to $23.0 million from $8.9 million in fiscal 2002.

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

During fiscal 2002, our comparable store sales decline resulted from a merchandise mix that was too heavily weighted towards fashion and contained an over assortment of styles and low inventory levels partially caused by late deliveries.  In the third and fourth quarters of fiscal 2002, the West Coast ports labor dispute also contributed to delivery delays of our holiday lines.  These shipment delays resulted in a disjointed store presentation and adversely impacted the customers’ ability to purchase a coordinated outfit.  Our comparable store sales decline was also unfavorably impacted by a slowdown in store traffic that was caused in part by the difficult economic climate.  As a result, we experienced a lower average dollar transaction size and a lower number of comparable store sales transactions compared to fiscal 2001.  In addition, our average retail price was lower as a result of aggressive markdowns taken throughout fiscal 2002, as well as our strategic decision to lower prices in order to be more competitive during the third and fourth quarters of fiscal 2002.

Gross profit decreased by $31.0 million to $248.7 million during fiscal 2002 from $279.7 million during fiscal 2001.  As a percentage of net sales, gross profit decreased 5.6% to 37.0% during fiscal 2002 from 42.6% during fiscal 2001.  During fiscal 2002, gross profit, as a percentage of net sales, decreased due to higher occupancy costs and higher markdowns taken to clear merchandise, partially offset by higher initial markup achieved through lower product costs from our manufacturers.  Occupancy costs were higher, as a percentage of net sales, due to our comparable store sales decline and increased occupancy costs from new stores that have not been open long enough to leverage their rent through an established sales base.

Selling, general and administrative expenses increased $18.8 million to $194.9 million during fiscal 2002 from $176.1 million during fiscal 2001.  Selling, general and administrative expenses were 29.0% of net sales during fiscal 2002, as compared with 26.8% of net sales during fiscal 2001.  The increase, as a percentage of net sales, was primarily due to higher store payroll, marketing, medical benefit and insurance costs, partially offset by insurance proceeds.  These insurance proceeds approximated $2.9 million, or 0.4% of net sales, and resulted primarily from the partial settlement of our claim from our World Trade Center store and a property damage claim from one of our distribution centers.

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

Liquidity and Capital Resources

Debt Service/Liquidity

Our primary uses of cash are financing new store openings and providing for working capital, which primarily represents the purchase of inventory.  Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday seasons.  We have been able to meet our cash needs principally by using cash on hand, cash flow from operations and borrowings under our credit facilities.  As of January 31, 2004, we had no long-term debt obligations nor any borrowings on our credit facilities.

We have a credit facility (the “Wells Fargo Credit Facility”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”).  The Wells Fargo Credit Facility currently provides for borrowings up to $85 million (including a sublimit for letters of credit of $80 million).  The Wells Fargo Credit Facility also contains provisions to allow us to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing.  The amount that may be borrowed under the Wells Fargo Credit Facility depends on our levels of inventory and accounts receivable.  Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR Rate plus a pre-determined spread.  The LIBOR spread is 1.50% to 3.00%, depending on our level of availability from time to time.  The Wells Fargo Credit Facility contains covenants, which include, limitations on our annual capital expenditures, the maintenance of certain levels of excess collateral and a prohibition on the payment of dividends.  Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all our assets, except for our assets in Canada.  We were in compliance with all of the covenants under the Wells Fargo Credit Facility as of January 31, 2004.  Noncompliance with these covenants could result in additional fees or could affect our ability to borrow.

As of January 31, 2004 and February 1, 2003, there were no borrowings under the Wells Fargo Credit Facility and letters of credit outstanding under this credit facility were $33.9 million and $32.6 million, respectively. During fiscal 2003, our borrowings under the Wells Fargo Credit Facility represented overnight borrowings for letters of credit that cleared after business hours.  The maximum outstanding letter of credit usage during fiscal 2003 was $54.0 million and the maximum balance outstanding for overnight letter of credit borrowings was $2.3 million.  Availability under the Wells Fargo Credit Facility as of January 31, 2004 and February 1, 2003 was $51.1 million and $42.4 million, respectively.  The interest rates charged under the Wells Fargo Credit Facility were 4.0% and 4.25% per annum as of January 31, 2004 and February 1, 2003, respectively.

To support our Canadian operations, we have a $7.5 million credit facility with Toronto Dominion Bank, which, as of January 31, 2004, was collateralized by a standby letter of credit to provide for $1.8 million in borrowings.  As of February 1, 2003, our Canadian credit facility was collateralized to provide $3.3 million in borrowings.  As of January 31, 2004, we had no borrowings under our Canadian credit facility and had no outstanding letters of credit.  The maximum outstanding balance on our Canadian credit facility was $1.8 million during fiscal 2003.  Availability under our Canadian credit facility was $1.8 million and $3.2 million as of January 31, 2004 and February 1, 2003, respectively.  Interest rates charged under the Canadian credit facility were 4.25% and 4.5% as of January 31, 2004 and February 1, 2003, respectively.

Cash Flows/Capital Expenditures

Cash flows provided by operating activities were $68.4 million, $37.7 million and $86.8 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.  In fiscal 2003, cash flows from operating activities increased primarily as a result of higher operating earnings and lower income tax payments resulting from prior year tax prepayments.  In addition, accounts receivable was lower primarily as a result of lower construction allowances due to fewer store openings in fiscal 2003.  These increases in cash flow were partially offset by higher inventory levels.  In fiscal 2002, cash flows from operating activities decreased primarily as a result of lower operating earnings, higher inventory levels and increases in current assets, partially offset by increases in current liabilities.

Cash flows used in investing activities were $31.8 million, $48.5 million and $49.1 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Cash flows used in investing activities relate primarily to store openings and remodelings.  In fiscal 2003, fiscal 2002 and fiscal 2001, we opened 53, 126 and 121 stores while remodeling 13, 11 and 14 stores, respectively.  Cash flows used in investing activities in fiscal 2003 also included $1.3 million in capital expenditures related to a new distribution center to support our Canadian operations.

In October 2003, we entered into a 10 year lease, with two five-year renewal option periods, for an approximately 95,000 square foot distribution center in Mississauga, Ontario to replace our existing Canadian distribution center, which is about 30,000 square feet.  The new facility is being built by our current landlord, who has agreed to release us from our obligations under the existing lease once the new facility is available for use, which we anticipate will be in the second quarter of fiscal 2004.  Annual rent for this facility approximates $0.4 million.  During fiscal 2004, we expect to make an additional cash outlay of approximately $1.7 million to equip this facility, which will include automated warehouse handling equipment.

Cash flows provided by financing activities were $1.8 million and $2.1 million in fiscal 2003 and fiscal 2002, respectively, reflecting funds received from the exercise of employee stock options and employee stock purchases.  In fiscal 2001, cash flows used in financing activities was $0.6 million and reflected the net repayment of borrowings under our working capital facility, offset partially by funds received from the exercise of employee stock options and employee stock purchases.

We anticipate that total capital expenditures for our business will approximate $40 million in fiscal 2004.  These expenditures will relate primarily to the opening of approximately 70 stores, plus store remodels.  We believe that cash on hand, cash generated from operations and funds available under our credit facilities will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months.  Our ability to meet our capital requirements will depend on our ability to generate cash from operations.  In addition, we may consider additional sources of financing to fund our long-term growth.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations as of January 31, 2004:

Contractual Obligations (dollars in thousands)	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Long-term Debt	$0	$0	$0	$0	$0
Capital Leases	0	0	0	0	0
Operating Leases	724,358	101,866	293,231	163,088	166,173
Employment Contracts (1)	3,863	3,863	0	0	0

Other Commercial Commitments (dollars in thousands)	Total Amounts Committed	Amounts of Commitment Expiration Per Period
		Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Working Capital Facility	$0	$0	$0	$0	$0
Purchase Commitments (2)	103,441	103,441	0	0	0
Merchandise Letters of Credit	30,210	30,210	0	0	0
Standby Letters of Credit (3)	3,714	3,460	254	0	0

(1)  Includes severance obligations due upon termination.  We do not expect to make a cash outlay for severance benefits under these contracts during fiscal 2004.  Certain employment contracts also provide for continued medical coverage for a specified period.  The cost of these medical benefits was not estimated.

(2)  Represents purchase orders for merchandise for re-sale and commitments to purchase capital equipment.

(3)  Represents letters of credit issued to landlords, banks and insurance companies.  We do not expect a cash outlay for these stand-by letters of credit during 2004.

Quarterly Results and Seasonality

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate materially depending on a variety of factors, including overall economic conditions, the timing of new store openings and related pre-opening and other startup costs, net sales contributed by new stores, increases or decreases in comparable store sales, weather conditions, shifts in timing of certain holidays, changes in our merchandise mix and pricing strategy.

Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons.  As is the case with many retailers of apparel and related merchandise, we typically experience lower net sales and net income during the first two fiscal quarters, and net sales and net income are lower during the second fiscal quarter than during the first fiscal quarter.  Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday.  Our third quarter results are heavily dependent upon back-to-school sales and our fourth quarter results are heavily dependent upon sales during the holiday season.  We experienced losses in the second quarter of 2003 and the second quarter of 2002 and expect to experience a second quarter loss in fiscal 2004.  We may continue to experience second quarter losses in future periods.  It is also possible we could experience losses in other quarters.  Because of these fluctuations in net sales and net income (loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

The following table sets forth certain statement of operations data and selected operating data for each of our last eight fiscal quarters.  The quarterly statement of operations data and selected operating data set forth below were derived from our unaudited financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for these fiscal quarters.

	Fiscal Year Ended January 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except for per share data)

Net sales	$181,010	$159,082	$223,277	$234,569
Gross profit	69,890	50,470	91,290	100,617
Operating income (loss)	8,971	(15,393)	19,053	23,867
Net income (loss)	5,529	(9,359)	11,612	15,175
Basic net income (loss) per common share	$0.21	$(0.35)	$0.44	$0.57
Diluted net income (loss) per common share	$0.21	$(0.35)	$0.43	$0.55
Comparable store sales (decrease) increase	(13)%	3%	14%	9%
Stores open at end of period	662	679	689	691

	Fiscal Year Ended February 1, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except for per share data )

Net sales	$173,047	$128,295	$173,403	$196,664
Gross profit	79,128	36,386	61,740	71,434
Operating income (loss)	24,485	(16,652)	2,491	4,541
Net income (loss)	15,208	(10,167)	1,604	2,289
Basic net income (loss) per common share	$0.58	$(0.38)	$0.06	$0.09
Diluted net income (loss) per common share	$0.56	$(0.38)	$0.06	$0.09
Comparable store sales (decrease)	(11)%	(9)%	(21)%	(19)%
Stores open at end of period	554	600	629	643

ITEM 7A. — QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position and results of operations are routinely subject to market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and income.  We utilize cash from operations and short-term borrowings to fund our working capital and investment needs.

Cash balances are normally invested in short-term financial instruments.  Because of the short-term nature of these investments, changes in interest rates would not materially affect the fair value of these financial instruments.

Our $85 million Wells Fargo Credit Facility provides a source of financing for our working capital requirements.  Borrowings under this facility bear interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR Rate plus a pre-determined spread.  As of January 31, 2004, we had no borrowings outstanding under this credit facility.

Assets and liabilities outside the United States are primarily located in Canada.  Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar, are generally considered long-term.  We do not generally hedge these net investments.

We are not a party to any derivative financial instruments.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 16.

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In July 2002, the Company made a determination not to engage its former independent accountants, Arthur Andersen LLP, and appointed Deloitte & Touche LLP as its new independent accountants, effective immediately.  Additional information regarding this change in independent accountants is contained in the Company’s report on Form 8-K dated July 15, 2002.

ITEM 9A. — CONTROLS AND PROCEDURES

(a).  Disclosure controls and procedures.  As of the end of the Company’s most recently completed fiscal year covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective in ensuring that information required by the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b).  Changes in internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the 2004 Proxy Statement to be filed with the Securities and Exchange Commission.  See also Item 1.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Information Regarding the Board of Directors – Compensation of Directors” and “Executive Compensation” in the 2004 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation – Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the 2004 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Fees Paid to Accountants for Services Rendered During the Last Fiscal Year” in the 2004 Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

The following documents are filed as part of this report:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED
JANUARY 31, 2004, FEBRUARY 1, 2003 AND FEBRUARY 2, 2002

THE CHILDREN’S PLACE RETAIL STORES, INC.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of
The Children’s Place Retail Stores, Inc.:

We have audited the accompanying consolidated balance sheets of The Children’s Place Retail Stores, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of the Company for the year ended February 2, 2002 was audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated February 28, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Children’s Place Retail Stores, Inc. and subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of The Children’s Place Retail Stores, Inc. for the fiscal year ended February 2, 2002 were audited by other auditors who have ceased operations.  As described in Note 1, these financial statements have been revised to include the disclosures as required by Statement of Financial Accounting Standards No. 148, Accounting For Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.  Our audit procedures with respect to the disclosures in Note 1 with respect to the year ended February 2, 2002 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing compensation expense, net of tax, as calculated under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of reported net income to pro forma net income and the related earnings per share amounts.  In our opinion, the disclosures relating to stock based compensation for the fiscal year ended February 2, 2002 and in Note 1 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements for the fiscal year ended February 2, 2002 of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance for the fiscal year ended February 2, 2002 taken as a whole.

DELOITTE & TOUCHE LLP

New York, New York

April 12, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the fiscal year ended February 2, 2002.  This report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of
The Children’s Place Retail Stores, Inc.:

We have audited the accompanying consolidated balance sheets of The Children’s Place Retail Stores, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of February 2, 2002 and February 3, 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2002.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Children’s Place Retail Stores, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

New York, New York
February 28, 2002

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31, 2004	February 1, 2003

ASSETS

Current assets:
Cash and cash equivalents	$74,772	$36,645
Accounts receivable	8,462	13,571
Inventories	96,128	75,417
Prepaid expenses	17,416	19,277
Deferred income taxes	2,654	293
Total current assets	199,432	145,203

Property and equipment:
Leasehold improvements	129,170	118,252
Store fixtures and equipment	129,720	116,980
Capitalized software	22,046	20,284
Construction in progress	3,553	973
	284,489	256,489

Less accumulated depreciation and amortization	(137,782)	(101,489)
Property and equipment, net	146,707	155,000
Deferred income taxes	12,428	8,288
Other assets	1,099	837
Total assets	$359,666	$309,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Accounts payable	$35,173	$30,805
Taxes payable	9,733	198
Accrued expenses and other current liabilities	40,251	34,926
Total current liabilities	85,157	65,929
Deferred rent liabilities	14,187	12,060
Other long-term liabilities	3,317	2,331
Total liabilities	102,661	80,320

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value	2,673	2,657
Preferred stock, $1.00 par value	0	0
Additional paid-in capital	101,288	98,765
Accumulated other comprehensive income	2,754	253
Retained earnings	150,290	127,333
Total stockholders’ equity	257,005	229,008
Total liabilities and stockholders’ equity	$359,666	$309,328

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002

Net sales	$797,938	$671,409	$656,956
Cost of sales	485,671	422,721	377,286

Gross profit	312,267	248,688	279,670
Selling, general and administrative expenses	235,293	194,907	176,103
Asset impairment charges	448	3,170	0
Depreciation and amortization	40,028	35,746	27,566

Operating income	36,498	14,865	76,001
Interest (income) expense, net	(255)	(547)	252

Income before income taxes	36,753	15,412	75,749
Provision for income taxes	13,796	6,478	29,167

Net income	$22,957	$8,934	$46,582

Basic net income per common share	$0.86	$0.34	$1.77

Basic weighted average common shares outstanding	26,646	26,501	26,262

Diluted net income per common share	$0.85	$0.33	$1.73

Diluted weighted average common shares outstanding	27,099	26,978	26,964

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of income.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED, FEBRUARY 2, 2002,
FEBRUARY 1, 2003 AND JANUARY 31, 2004

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount

BALANCE, February 3, 2001	26,095	$2,610	$92,252	$71,817	$(12)	$166,667
Exercise of stock options and employee stock purchases	277	27	2,689	—	—	2,716
Tax benefit of stock option exercises	—	—	1,041	—	—	1,041
Net income	—	—	—	46,582	—	46,582	$46,582
Comprehensive income							$46,582

BALANCE, February 2, 2002	26,372	2,637	95,982	118,399	(12)	217,006
Exercise of stock options and employee stock purchases	198	20	2,034	—	—	2,054
Tax benefit of stock option exercises	—	—	749	—	—	749
Change in cumulative translation adjustment	—	—	—	—	265	265	$265
Net income	—	—	—	8,934	—	8,934	8,934
Comprehensive income							$9,199

BALANCE, February 1, 2003	26,570	2,657	98,765	127,333	253	229,008
Exercise of stock options and employee stock purchases	163	16	2,003	—	—	2,019
Tax benefit of stock option exercises	—	—	520	—	—	520
Change in cumulative translation adjustment	—	—	—	—	2,501	2,501	$2,501
Net income	—	—	—	22,957	—	22,957	22,957
Comprehensive income							$25,458

BALANCE, January 31, 2004	26,733	$2,673	$101,288	$150,290	$2,754	$257,005

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of changes in stockholders’ equity.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,957	$8,934	$46,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,028	35,746	27,566
Deferred financing fee amortization	60	51	62
Loss on disposals of property and equipment	381	466	819
Asset impairment charges	448	3,170	0
Deferred taxes	(4,996)	830	490
Deferred rent	2,430	3,901	2,328
Changes in operating assets and liabilities:
Accounts receivable	5,430	(1,676)	(2,777)
Inventories	(19,880)	(16,322)	9,010
Prepaid expenses and other current assets	1,959	(7,280)	(943)
Other assets	(144)	(53)	417
Accounts payable	4,095	8,628	(6,168)
Accrued expenses and other current liabilities	15,586	1,276	9,386
Total adjustments	45,397	28,737	40,190
Net cash provided by operating activities	68,354	37,671	86,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(31,788)	(48,536)	(49,114)
Net cash used in investing activities	(31,788)	(48,536)	(49,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	90,855	47,441	571,898
Repayments under revolving credit facility	(90,855)	(47,441)	(575,222)
Exercise of stock options and employee stock purchases	2,019	2,054	2,716
Deferred financing costs	(175)	0	0
Net cash provided by (used in) financing activities	1,844	2,054	(608)

Effect of exchange rate changes on cash	(283)	265	0
Net increase (decrease) in cash and cash equivalents	38,127	(8,546)	37,050
Cash and cash equivalents, beginning of period	36,645	45,191	8,141
Cash and cash equivalents, end of period	$74,772	$36,645	$45,191

OTHER CASH FLOW INFORMATION:
Cash paid during the year for interest	$302	$197	$904
Cash paid during the year for income taxes	4,243	14,896	25,555

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of cash flows.

THE CHILDREN’S PLACE RETAIL STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Children’s Place Retail Stores, Inc., (“the Company,”) is a specialty retailer of apparel and accessories for children from newborn to ten years of age.  The Company designs, sources and markets its products under “The Children’s Place” brand name for sale exclusively in its stores and on the Internet.  As of January 31, 2004, the Company operated 691 stores in the United States and Canada.  The Company also has offices in Asia which enables the Company to capitalize on new sourcing opportunities, respond to changing merchandise trends and ensure product quality.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday nearest to January 31. The results for fiscal 2003, fiscal 2002 and fiscal 2001 represent the 52-week period ended January 31, 2004, the 52-week period ended February 1, 2003 and the 52-week period ended February 2, 2002, respectively.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of average cost or market, calculated using the retail inventory method.

Revenue Recognition

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when shipped from a distribution center if the product was purchased via the Internet.  An allowance for estimated sales returns is recorded and is reflected in accrued expenses in the accompanying consolidated balance sheets.  The allowance for estimated sales returns were approximately $1,022,000 and $860,000 as of January 31, 2004 and February 1, 2003, respectively.

The Company’s policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise.  Prior to their redemption, gift cards are recorded as a liability.

Once an annual minimum customer threshold is satisfied on our private label credit card, we offer a discount on future purchases for the remainder of the fiscal year.  Revenue is deferred for the future discount earned by our private label credit card customers that have satisfied or are expected to satisfy minimum purchase thresholds.

Cost of Sales

In addition to the cost of inventory sold, the Company includes its buying, distribution and occupancy expenses in its cost of sales, as well as shipping and handling costs on merchandise sold directly to customers.

Property and Equipment

Property and equipment are stated at cost.  Leasehold improvements are depreciated on a straight line basis over the life of the lease or the estimated useful life of the asset, whichever is shorter.  All other property and equipment is depreciated on a straight-line basis based upon their estimated useful lives, which range from three to ten years.

In addition, the Company receives construction allowances upon entering into certain store leases.  These construction allowances are accounted for as a reduction of the acquisition cost of leasehold improvements and store fixtures and equipment and are amortized over the life of the lease.

In accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), internal use software and other related costs are capitalized.  The Company capitalized approximately $485,000, $1,069,000 and $1,180,000 in programming and development costs of employees in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.  The Company also capitalized approximately $1,265,000, $4,455,000 and $6,953,000 in external software costs in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Deferred Financing Costs

The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are amortized as interest expense over the term of the related indebtedness.  As of January 31, 2004, deferred financing costs represent the cost of acquiring the Company’s credit facilities and were approximately $175,000, net of accumulated amortization of $43,000.  As of February 1, 2003, deferred financing costs were approximately $259,000, net of accumulated amortization of $243,000.

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  In accordance with SFAS 144, the Company evaluates each store’s performance (after a store has been open a full fiscal year) and measures the carrying value of each location’s fixed assets, principally leasehold improvements and fixtures, versus its estimated future cash flows.  When the evaluation of a store location indicates that the cash flows are not sufficient to recover the carrying value of the long-term assets at the store, the store assets are deemed to be impaired and are adjusted to their fair values.

During fiscal 2003 and fiscal 2002, certain stores experienced declining performance and management estimated that future cash flows were insufficient to recover the carrying value of their assets.  As a result, the Company recorded a $0.4 million and a $3.2 million pre-tax provision for the impairment of leasehold improvements and fixtures located in one store and 19 stores in fiscal 2003 and in fiscal 2002, respectively.

Pre-opening Costs

Store pre-opening costs, which consist primarily of payroll, supply and marketing expenses, are expensed as incurred and are included in selling, general and administrative expenses.

Marketing Costs

The Company expenses the cost of marketing when the marketing is first run or displayed. Included in selling, general and administrative expenses for fiscal 2003, fiscal 2002 and fiscal 2001 are marketing costs of approximately $21,776,000, $14,508,000 and $12,049,000, respectively.

Deferred Rent

Rent expense is recognized on a straight-line basis over the term of the lease.  Rent abatements are recognized on a straight-line basis as a reduction to rent expense over the lease term.  The unamortized portion of deferred rent is included in accrued expenses and other long-term liabilities.  As of January 31, 2004, the current and long-term portions of deferred rent were approximately $809,000 and $14,187,000, respectively.  As of February 1, 2003, the current and long-term portions of deferred rent were approximately $474,000 and $12,060,000, respectively.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”), requires entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheets, for which it is practicable to estimate fair value.  For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value is based on quoted market prices for the same or similar financial instruments.

As cash and cash equivalents, accounts receivable and payable, and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.

Accounting for Stock Based Compensation

The Company accounts for its 1996 Stock Option Plan (the “1996 Plan”), its 1997 Stock Option Plan (the “1997 Plan”) and its Employee Stock Purchase Plan (the “ESPP”) under the intrinsic value method described in the provisions of Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, no compensation expense has been recognized for stock-based compensation, since the options granted were at prices that equaled or exceeded their estimated fair market value at the date of grant. If compensation expense for the Company’s stock options and employee stock purchases issued in fiscal 2003, fiscal 2002 and fiscal 2001 had been determined based on the fair value method of accounting, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”), the Company’s net income would have been reduced to the pro forma amounts indicated below for the three fiscal years in the period ended January 31, 2004:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net income -
As reported	$22,957,000	$8,934,000	$46,582,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	4,482,000	3,642,000	3,230,000
Pro forma	$18,475,000	$5,292,000	$43,352,000

Earnings per share -
Basic – as reported	$0.86	$0.34	$1.77
Basic – pro forma	$0.69	$0.20	$1.65

Diluted – as reported	$0.85	$0.33	$1.73
Diluted – pro forma	$0.68	$0.20	$1.61

The fair value of issued stock options were estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

	January 31, 2004	February 1, 2003	February 2, 2002
Dividend yield	0%	0%	0%
Volatility factor	63.00%	60.00%	59.00%
Weighted average risk-free interest rate	3.05%	3.44%	4.45%
Expected life of options	5 years	5 years	5 years
Weighted average fair value on grant date	$12.11 per share	$9.07 per share	$13.90 per share

Pro forma compensation expense for the Company’s ESPP is calculated by multiplying the number of shares issued by the spread between the fair market value of the stock on day of the ESPP purchase and the purchase price paid by employees, which is 85% of the fair market value.  During fiscal 2003, fiscal 2002 and fiscal 2001, pro forma compensation expense for the ESPP was approximately $75,000, $78,000 and $79,000, respectively.

Net Income per Common Share

The Company reports its earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), which requires the presentation of both basic and diluted earnings per share on the statements of income.

In accordance with SFAS 128, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

	For the Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net income (in thousands)	$22,957	$8,934	$46,582

Basic weighted average common shares	26,646,191	26,501,315	26,262,173
Dilutive effect of stock options	452,421	476,412	701,489
Diluted weighted average common shares	27,098,612	26,977,727	26,963,662

Antidilutive options	844,641	891,117	257,237

Antidilutive options consist of the weighted average of stock options for the respective periods ended January 31, 2004, February 1, 2003 and February 2, 2002 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

Derivative Instruments

In June 1999, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  Changes in the derivative’s fair value should be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company must formally document, designate and assess the effectiveness of transactions that qualify as hedging.

Effective February 4, 2001, the Company adopted SFAS 133, as amended.  The adoption of SFAS 133, as amended, did not have an effect on the Company’s consolidated financial statements, as the Company has not entered into any derivative contracts.

Foreign Currency Translation

The Company has determined that the local currencies of its Canadian and Hong Kong subsidiaries are their functional currencies.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates.  Related translation adjustments are reported as a separate component of stockholders’ equity.

Newly Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  The adoption of SFAS 149 is not expected to have a material impact on the financial position or results of operations as the Company does not engage in derivative activity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Pursuant to SFAS 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets.  In addition, SFAS 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material impact on the Company’s results of operations, financial position or cash flows, as the Company does not have financial instruments that have the characteristics of both liabilities and equity.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”) “Consolidation of Variable Interest Entities,” as amended in December 2003 by FIN No. 46R. FIN No. 46 sets forth criteria to be used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 would require the immediate consolidation of specified VIEs created after January 31, 2003.  For specified VIEs created before February 1, 2003, FIN No. 46 would require consolidation in interim or annual financial statements issued for periods beginning after December 15, 2003.  The Company has reviewed FIN No. 46 and determined that it does not have a material impact on its consolidated financial statements as the Company does not believe that it has any VIEs.

2. CREDIT FACILITIES

Wells Fargo Credit Facility

The Company has a credit facility (the “Wells Fargo Credit Facility”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”).  The Wells Fargo Credit Facility provides for up to $85 million in borrowings which includes a sublimit of up to $80 million in letters of credit.  Wells Fargo acts as our agent bank for a syndicated group of lenders on this facility.  This credit facility also contains provisions to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing.  The amount that can be borrowed under the credit facility depends on the Company’s levels of inventory and accounts receivable.

The Wells Fargo Credit Facility expires in April 2006 and provides for one year renewal options.  Prior to fiscal 2003, the Company had a credit facility with Foothill Capital Corporation, who had assigned its rights under this facility to Wells Fargo.

The Company had no outstanding borrowings under this credit facility as of January 31, 2004 and February 1, 2003, respectively.  Letters of credit outstanding as of January 31, 2004 and February 1, 2003 were $33.9 million and $32.6 million, respectively.  Availability as of January 31, 2004 and February 1, 2003 was $51.1 million and $42.4 million, respectively.

The Wells Fargo Credit Facility also contains covenants, which include, limitations on the Company’s annual capital expenditures, the maintenance of certain levels of excess collateral and a prohibition on the payment of dividends.  Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all of the Company’s assets, except for assets in Canada.  As of January 31, 2004, the Company was in compliance with all of its covenants under the Wells Fargo Credit Facility. Noncompliance with these covenants could result in additional fees or could affect the Company’s ability to borrow.

Amounts outstanding under the Wells Fargo Credit Facility bear interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR Rate plus a pre-determined spread.  The LIBOR spread is 1.50% to 3.00% depending on the Company’s level of availability from time to time.  The interest rate charged under the Wells Fargo Credit Facility was 4.0% and 4.25% as of January 31, 2004 and February 1, 2003, respectively.  In addition, the Company was also required to pay an anniversary fee of $93,750 in fiscal 2002 and fiscal 2001.

Borrowing activity under the Wells Fargo Credit Facility was as follows (dollars in thousands):

	For the Fiscal Year Ended
	January 31, 2004	February 1, 2003
Weighted average balances outstanding	$414	$196
Weighted average interest rate	4.12%	4.61%
Maximum balance outstanding	$2,298	$1,259

Toronto Dominion Credit Facility

The Company has a $7.5 million credit facility with Toronto Dominion Bank (the “Toronto Dominion Credit Facility”) to support its Canadian subsidiary.  As of January 31, 2004, the Toronto Dominion Credit Facility was secured by a standby letter of credit and was collateralized to provide $1.8 million in borrowings.  As of February 1, 2003, the Toronto Dominion Credit Facility was collateralized to provide $3.3 million in borrowings.  As of January 31, 2004 and February 1, 2003, there were no borrowings under the Toronto Dominion Credit Facility.  There were no outstanding letters of credit as of January 31, 2004 and there was $0.1 million in outstanding letters of credit as of February 1, 2003.  Availability under this credit facility was $1.8 million and $3.2 million as of January 31, 2004 and February 1, 2003, respectively.  Interest rates charged under this credit facility were 4.25% and 4.5% as of January 31, 2004 and February 1, 2003, respectively.  The Toronto Dominion Bank can demand repayment and cancel the availability of the Toronto Dominion Credit Facility at any time.

Borrowing activity under the Toronto Dominion Credit Facility was as follows (dollars in thousands):

	For the Fiscal Year Ended
	January 31, 2004	February 1, 2003
Weighted average balances outstanding	$209	$992
Weighted average interest rate	4.74%	4.50%
Maximum balance outstanding	$1,759	$1,647

3. PREPAID EXPENSES

Prepaid expenses are comprised of the following (dollars in thousands):

	January 31, 2004	February 1, 2003
Prepaid property expense	$12,428	$11,194
Prepaid insurance	1,141	604
Prepaid supplies	1,343	984
Prepaid taxes	81	4,444
Other prepaid expenses	2,423	2,051
Prepaid expenses	$17,416	$19,277

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following (dollars in thousands):

	January 31, 2004	February 1, 2003
Accrued salaries and benefits	$11,966	$9,315
Accrued real estate expenses	4,037	3,558
Customer liabilities	8,290	6,395
Sales taxes and other taxes payable	4,272	3,471
Accrued insurance	2,856	2,166
Other accrued expenses	8,830	10,021
Accrued expenses and other current liabilities	$40,251	$34,926

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

Rent expense is as follows (dollars in thousands):

	For the Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Store and distribution facilities rent:
Minimum rentals	$91,547	$78,743	$62,521
Additional rent based upon sales	200	161	528
Total rent expense	$91,747	$78,904	$63,049

Future minimum annual lease payments under the Company’s operating leases at January 31, 2004, are as follows (dollars in thousands):

Operating Leases
Fiscal year
2004	$101,866
2005	101,632
2006	99,253
2007	92,346
2008	85,469
Thereafter	243,792
Total minimum lease payments	$724,358

In addition, as of January 31, 2004, the Company has entered into various purchase commitments for merchandise for re-sale and capital equipment that approximate $103.4 million.

6. LITIGATION

The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings, will not have a material adverse effect on the Company’s financial position or results of operations.

7. INCOME TAXES

Components of the Company’s provision for income taxes consisted of the following (dollars in thousands):

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Current -
Federal	$15,036	$4,405	$25,480
Foreign	1,418	702	679
State	3,649	772	5,466
Deferred -
Federal	(4,817)	1,268	(2,099)
Foreign	0	0	0
State	99	(669)	(359)
Change in valuation allowance	(1,589)	0	0
Provision for income taxes	$13,796	$6,478	$29,167

A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rate follows (dollars in thousands):

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Calculated income tax provision at statutory rate	$12,863	$5,394	$26,512
State income taxes, net of federal benefit	2,796	68	3,320
Foreign tax, including a valuation allowance reversal	(1,907)	(554)	(718)
Losses for which no tax benefit is recognized	0	1,589	0
Nondeductible expenses	22	10	38
Other	22	(29)	15
Tax provision as shown on the statements of income	$13,796	$6,478	$29,167

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes as measured by tax laws.  As of January 31, 2004, there are accumulated unremitted earnings of approximately $12.3 million from the Company’s Hong Kong subsidiary on which deferred taxes have not been provided as the undistributed earnings of the Hong Kong subsidiary are deemed to be indefinitely reinvested for future growth purposes.

During fiscal 2003, the Company reversed its valuation allowance of $1.6 million on its Canadian subsidiary.  The Company recorded earnings on its Canadian subsidiary in fiscal 2003 and projects earnings for fiscal 2004.  Therefore, it was deemed to be more likely than not that the deferred tax asset will be utilized.  In addition, the Company has state tax net operating loss carryforwards (“NOLs”) in varying amounts for which no valuation allowance has been provided as it was deemed more likely than not these NOLs will be used.

Temporary differences which give rise to deferred tax assets and liabilities are as follows (dollars in thousands):

	January 31, 2004	February 1, 2003
Current -
Uniform inventory capitalization	$3,578	$2,599
Inventory	992	345
Canada net operating loss carryforward	757	0

Prepaid expenses and other reserves	(2,673)	(2,651)
Total current	2,654	293
Noncurrent -
State tax net operating losses and credits	458	886
Depreciation	6,357	2,558
Canada net operating loss	0	1,589
Valuation allowance	0	(1,589)
Deferred rent	5,613	4,844
Total noncurrent	12,428	8,288
Total deferred tax asset	$15,082	$8,581

8. STOCKHOLDERS’ EQUITY

The Company’s stockholders’ equity is comprised of the following:

	January 31, 2004	February 1, 2003
Common stock:
Authorized number of shares, $0.10 par value	100,000,000	100,000,000
Issued and outstanding number of shares	26,733,313	26,569,864
Preferred stock:
Authorized number of shares, $1.00 par value	1,000,000	1,000,000
Issued and outstanding number of shares	0	0

9. STOCK OPTION AND PURCHASE PLANS

Stock Option Plans

The Company has two stock option plans: the 1996 Plan and the 1997 Plan. The 1996 Plan authorized the granting of stock options with respect to 1,743,240 shares of Common Stock.  The 1997 Plan, as amended, authorized the granting of stock options with respect to 4,000,000 shares of Common Stock.  As of January 31, 2004, there were 57,300 shares available for grant under the 1996 Plan and 690,410 shares available for grant under the 1997 Plan.

Both the 1996 Plan and the 1997 Plan are administered by the Compensation Committee, a sub-committee of the Board of Directors.  Options granted under the 1996 Plan and the 1997 Plan have exercise prices established by the Compensation Committee provided that the exercise price of incentive stock options may not be less than the fair market value of the underlying shares at the date of grant.  The 1996 Plan and the 1997 Plan also contain certain provisions that require the exercise price of incentive stock options granted to stockholders owning greater than 10% of the Company be at least 110% of the fair market value of the underlying shares.  Unless otherwise specified by the Board of Directors, options vest at 20% a year over a five year period.

Changes in common shares under option for the three fiscal years in the period ended January 31, 2004 are summarized below:

	January 31, 2004		February 1, 2003		February 2, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning of year	2,085,265	$18.59	2,080,643	$18.49	1,900,732	$15.41
Granted	1,183,500	22.13	291,700	16.66	565,800	25.43
Exercised	(135,230)	11.78	(166,218)	9.77	(255,769)	8.84
Canceled	(119,550)	21.65	(120,860)	24.62	(130,120)	23.04
End of year	3,013,985	$20.16	2,085,265	$18.59	2,080,643	$18.49
Exercisable at end of year	1,150,124	$17.45	960,644	$15.85	839,383	$12.95

The following table summarizes information regarding options outstanding at January 31, 2004:

Options Outstanding				Options Exercisable
Exercise Prices	Outstanding at January 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at January 31, 2004	Weighted Average Exercise Price
$2.68	136,680	2.4	$2.68	136,680	$2.68
$8.70 – 12.88	579,045	7.7	10.73	213,375	9.73
$13.97 – 20.44	907,690	7.0	17.64	438,830	16.62
$21.20 – 30.97	1,235,820	8.7	26.27	265,659	25.42
$32.80 – 41.47	154,750	6.2	36.86	95,580	37.50
$2.68 – 41.47	3,013,985	7.6	$20.16	1,150,124	$17.45

Stock Purchase Plans

The Company’s ESPP is authorized to issue up to 360,000 shares of Common Stock for employee purchase through payroll deductions at 85% of fair market value.  As of January 31, 2004, there were 230,335 shares available for grant under the ESPP.  All employees of the Company, who have completed at least 90 days of employment and attained 21 years of age, are eligible to participate, except for employees who own Common Stock or options on such Common Stock which represents 5% or more of the Company’s outstanding Common Stock.  During fiscal 2003, fiscal 2002 and fiscal 2001, there were 28,219 shares, 31,902 shares and 20,679 shares issued under the ESPP.

10. SAVINGS AND INVESTMENT PLAN

The Company has adopted The Children’s Place 401(k) Savings and Investment Plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended.  The 401(k) Plan is a defined contribution plan established to provide retirement benefits for all employees who have completed one year of service with the Company and attained 21 years of age.

The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan’s trustees.  During fiscal 2003, fiscal 2002 and fiscal 2001, the Company matched the lesser of 50% of the participant’s contribution or 2.5% of the participant’s compensation.  During fiscal 2003, fiscal 2002 and fiscal 2001, the Company’s matching contributions to the 401(k) Plan were approximately $873,000, $1,053,000 and $888,000, respectively.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the quarterly financial data for the periods indicated (dollars in thousands, except for per share amounts):

	Fiscal Year Ended January 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$181,010	$159,082	$223,277	$234,569
Gross profit	69,890	50,470	91,290	100,617
Net income (loss)	5,529	(9,359)	11,612	15,175
Basic net income (loss) per common share	$0.21	$(0.35)	$0.44	$0.57
Diluted net income (loss) per common share	$0.21	$(0.35)	$0.43	$0.55

	Fiscal Year Ended February 1, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$173,047	$128,295	$173,403	$196,664
Gross profit	79,128	36,386	61,740	71,434
Net income (loss)	15,208	(10,167)	1,604	2,289
Basic net income (loss) per common share	$0.58	$(0.38)	$0.06	$0.09
Diluted net income (loss) per common share	$0.56	$(0.38)	$0.06	$0.09

12. RELATED PARTY TRANSACTIONS

SKM Financial Advisory Services

In conjunction with a 1996 private placement, the Company sold common stock to two funds, the SK Equity Fund, L.P. and the SK Investment Fund, L.P. (collectively, the “SK Funds”) managed by Saunders, Karp & Megrue, L.P. (“SKM”).  In addition, the Company entered into a management agreement with SKM which provides for the payment of an annual fee of $150,000, payable quarterly in advance, in exchange for certain financial advisory services. This management agreement remains in effect until SKM or any of its affiliates’ total ownership of the Company’s Common Stock is less than 10% on a fully diluted basis.  As of January 31, 2004, the SK Funds owned 4,757,713 shares or approximately 17.8% of the Company’s outstanding common stock.  Pursuant to the management agreement, the Company incurred fees and expenses of approximately $151,000, $151,000 and $160,000 during fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Stockholders Agreement

The Company and certain of its stockholders, who as of January 31, 2004, are parties to a Stockholders Agreement (the “Stockholders Agreement”).  The Stockholders Agreement places certain limitations upon the transfer, in privately negotiated transactions, of shares of Common Stock beneficially owned by Ezra Dabah, CEO, and the SK Funds. In addition, the Stockholders Agreement provides that (1) so long as Ezra Dabah, together with members of his family, beneficially owns shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include three directors nominated by Ezra Dabah and (2) so long as the SK Funds beneficially own shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include two directors nominated by the SK Funds. Should the number of directors comprising the Board of Directors be increased, nominees for the remaining director positions will be designated by the Board of Directors.

The Stockholders Agreement provides that so long as the SK Funds beneficially own shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the Company will not, without the affirmative vote of at least one director nominated by the SK Funds, engage in specified types of transactions with certain of its affiliates (not including the SK Funds), take action to amend the By-Laws or Certificate of Incorporation or increase or decrease the size of the entire Board of Directors.  The Stockholders Agreement also provides that certain specified types of corporate transactions and major corporate actions will require the approval of at least two-thirds of the members of the Board of Directors.

Under the terms of the Stockholders Agreement, the rights of any party thereunder will terminate at the time that such party’s Common Stock constitutes less than 25% of the shares of Common Stock owned by such party on the date of the Stockholders Agreement.  All the provisions of the Stockholders Agreement will terminate when no party to the Stockholders Agreement beneficially owns shares representing at least 25% of the outstanding Common Stock owned by such party on the date of the Stockholders Agreement.

Employment Agreements

The Company has entered into employment agreements with certain of its executives which provide for the payment of severance up to three times the executive’s salary and certain benefits following any termination without cause.  These contracts commit the Company in the aggregate to approximately $3.9 million, of which approximately $3.6 million represents severance benefits.

Executive Officers

The Company had two outstanding loans to executive officers at the beginning of fiscal 2001 that totaled approximately $754,000 in principal and accrued interest.  The loans matured on April 15, 2001, and bore interest at the prime rate as quoted by Chase Manhattan Bank.  The loans were secured by the principal residences of these executive officers.  One loan was repaid prior to its maturity.  The Company extended the term of the remaining loan to April 15, 2002, and subsequently to April 15, 2003.  As of February 2, 2003, this loan had principal and accrued interest outstanding totaling approximately $550,000.  The principal balance and accrued interest on this loan was repaid on April 3, 2003.

Shareholder Receivable

In August, 1999, the Company incurred approximately $227,000 in legal, accounting, printing and other costs for a secondary offering that was subsequently canceled.  SKM, Ezra Dabah and Stanley Silverstein, a member of the Board of Directors, have agreed to reimburse the Company for these costs, which are included herein as a component of other assets.  As of April 15, 2004, SKM and Ezra Dabah reimbursed the Company approximately $189,000 for their portions of the shareholder receivable.

(a) (2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not required or are not applicable.

(a)(3) Exhibits

3.1*	Amended and Restated Certificate of Incorporation of the Company.
3.2*	Amended and Restated By-Laws of the Company.
4.1*	Form of Certificate for Common Stock of the Company.
9.1*	Amended and Restated Stockholders Agreement, dated as of September 18, 1997.
10.1*	1996 Stock Option Plan of The Children’s Place Retail Stores, Inc.
10.2*	1997 Stock Option Plan of The Children’s Place Retail Stores, Inc.
10.3*	The Children’s Place Retail Stores, Inc. 401(k) Plan.
10.4*	Form of The Children’s Place Retail Stores, Inc. Employee Stock Purchase Plan.
10.5*	The Children’s Place Retail Stores, Inc. Management Incentive Plan.
10.8*	Employment Agreement dated as of June 27, 1996 between the Company and Ezra Dabah.
10.10*	Form of Indemnification Agreement between the Company and the members of its Board of Directors.
10.12*	Form of Amended and Restated Registration Rights Agreement, dated as of September 18, 1997.
10.17*	Buying Agency Agreement dated September 17, 1996 between the Company and KS Best International.
10.18*	Advisory Agreement dated June 28, 1996 between the Company and Saunders Karp & Megrue, L.P.
10.20**	Lease for a distribution center and corporate headquarters facility between the Company and Hartz Mountain Associates, dated June 30, 1998.
10.21**	Software Purchase and license agreement between the Company and Trimax Inc. dated August 14, 1998.
10.22***	Amendment to a lease for a distribution center and corporate headquarters facility between the Company and Hartz Mountain Associates, dated November 20, 1998.
10.24++	Amended and Restated Merchant Services Agreement between the Company and Hurley State Bank, dated as of July 1, 2000.
10.25++	Lease Agreement between the Company and Haven Gateway LLC, dated as of August 17, 2000.
10.26++	Lease Agreement between the Company and Hartz Mountain Associates, dated as of October 31, 2000.
10.27<<	Agreement as of May 23, 2002 between the Company and Toronto-Dominion Bank for a Demand Facility.
10.28#

Lease Agreement as of August 21, 2000 between Orion Properties LTD., and Orlando Corporation and HMV Canada, Inc.  Together with, Consent to Assignment as of April 5, 2002 between the Company and Orion Properties LTD., and Orlando Corporation and HMV Canada, Inc.  Together with, Assignment of Lease as of April 10, 2002 between the Company and HMV Canada, Inc.

10.31()	Third Amended and Restated Loan and Security Agreement between the Company, the financial institutions named herein and Wells Fargo Retail Finance, LLC, dated April 25, 2003.
10.32X	Amendment Number One to Third Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Retail Finance, LLC, dated July 11, 2003.
10.33^

Lease Agreement as of August 12, 2003 between Orlando Corporation and The Children’s Place (Canada), LP.  Together with, Indemnity Agreement as of August 12, 2003 between the Company and Orlando Corporation.  Together with, Surrender of Lease as of August 12, 2003 between the Company and Orlando Corporation and Orion Properties Ltd.

10.34	Employment Agreement dated as of January 22, 2004 between the Company and Neal Goldberg.
21.1	Subsidiaries of the Company
23.1	Independent Auditors’ Consent
23.2	Notice Regarding Arthur Andersen LLP
31	Section 302 Certifications
32	Section 906 Certifications

*                      Incorporated by reference to the registrant’s Registration Statement on Form S-1 (No. 333-31535). Exhibit numbers are identical to the exhibit numbers incorporated by reference to such registration statement.

**                   Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the period ended August 1, 1998. Exhibit 10.20 was filed previously as Exhibit 10.2 and Exhibit 10.21 was filed previously as Exhibit 10.3 in such quarterly report.

***                 Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the period ended October 31, 1998. Exhibit 10.22 was filed previously as Exhibit 10.5 in such quarterly report.

++                    Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the period ended October 28, 2000. Exhibit 10.24 was filed previously as Exhibit 10.2 in such quarterly report, Exhibit 10.25 was filed previously as Exhibit 10.3 in such quarterly report and Exhibit 10.26 was filed previously as Exhibit 10.4 in such quarterly report.

<<                   Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the period ended May 4, 2002.  Exhibit 10.27 was filed previously as Exhibit 10.1 in such quarterly report.

#                      Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the period ended August 3, 2002.  Exhibit 10.28 was filed previously as Exhibit 10.2 in such quarterly document.

()                     Incorporated by reference to the registrant’s annual report on Form 10-K for the period ended February 1, 2003.  Exhibit number is identical to the exhibit number incorporated by reference to such annual report.

X                     Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the period ended August 2, 2003.  Exhibit 10.32 was filed previously as Exhibit 10.1 in such quarterly report.

^                      Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the period ending November 1, 2003.  Exhibit 10.33 was filed previously as Exhibit 10.2 in such quarterly report.

(b) Reports on Form 8-K

October 2003 Sales Release, dated November 6, 2003.

Third Quarter 2003 Earnings Release, dated November 13, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE RETAIL STORES, INC.

By:	/s/ Ezra Dabah
Ezra Dabah
Chairman of the Board and
Chief Executive Officer
April 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ezra Dabah	Chairman of the Board of Directors and Chief Executive	April 15, 2004
Ezra Dabah	Officer (Principal Executive Officer)

/s/ Seth L. Udasin	Vice President and Chief Financial Officer (Principal	April 15, 2004
Seth L. Udasin	Financial and Accounting Officer)

/s/ Malcolm Elvey	Director	April 15, 2004
Malcolm Elvey

/s/ Sally Frame Kasaks	Director	April 15, 2004
Sally Frame Kasaks

/s/ John Megrue	Director	April 15, 2004
John Megrue

/s/ David J. Oddi	Director	April 15, 2004
David J. Oddi

/s/ Stanley Silverstein	Director	April 15, 2004
Stanley Silverstein