Form 10-Q
period 2004-05-01
CHILDRENS PLACE RETAIL STORES INC
filed 2004-06-07
CIK 1041859

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23071

THE CHILDREN’S PLACE RETAIL STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1241495
(State or other jurisdiction of incorporation or organization)	(I. R. S. employer identification number)

915 Secaucus Road
Secaucus, New Jersey  07094

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

Yes   ☒                  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.10 per share, outstanding at June 1, 2004: 26,854,723 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 1, 2004

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	May 1, 2004	January 31, 2004	May 3, 2003
	(Unaudited)		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$84,295	$74,772	$47,359
Accounts receivable	9,879	8,462	14,973
Inventories	100,731	96,128	70,374
Prepaid expenses and other current assets	19,360	17,416	18,169
Deferred income taxes	2,654	2,654	293
Total current assets	216,919	199,432	151,168
Property and equipment, net	146,408	146,707	156,846
Deferred income taxes	12,413	12,428	8,288
Other assets	1,401	1,099	1,020
Total assets	$377,141	$359,666	$317,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Revolving credit facilities	$0	$0	$442
Accounts payable	43,622	35,173	29,020
Income taxes payable	8,270	9,733	635
Accrued expenses, interest and other current liabilities	38,131	40,251	37,149
Total current liabilities	90,023	85,157	67,246
Long-term liabilities:
Deferred rent liabilities	14,426	14,188	12,717
Other long-term liabilities	3,301	3,316	2,330
Total liabilities	107,750	102,661	82,293

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 26,847,948 shares, 26,733,313 shares and 26,605,405 shares issued and outstanding, at May 1, 2004, January 31, 2004 and May 3, 2003, respectively	2,685	2,673	2,661
Additional paid-in capital	103,068	101,288	98,942
Accumulated other comprehensive income	1,815	2,754	567
Retained earnings	161,823	150,290	132,859
Total stockholders’ equity	269,391	257,005	235,029
Total liabilities and stockholders’ equity	$377,141	$359,666	$317,322

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003

Net sales	$225,779	$181,010
Cost of sales	133,921	111,120

Gross profit	91,858	69,890
Selling, general and administrative expenses	62,673	51,391
Depreciation and amortization	10,304	9,528

Operating income	18,881	8,971
Interest income, net	25	93

Income before income taxes	18,906	9,064
Provision for income taxes	7,373	3,535
Net income	$11,533	$5,529

Basic net income per common share	$0.43	$0.21
Basic weighted average common shares outstanding	26,813	26,599

Diluted net income per common share	$0.42	$0.21
Diluted weighted average common shares outstanding	27,657	26,739

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,533	$5,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,304	9,528
Deferred financing fee amortization	15	17
Loss on disposals of property and equipment	330	43
Deferred rent	478	637
Changes in operating assets and liabilities:
Accounts receivable	(1,447)	(1,244)
Inventories	(4,874)	5,453
Prepaid expenses and other current assets	(1,898)	1,156
Other assets	(318)	(49)
Accounts payable	8,587	(1,920)
Accrued expenses, interest and other current liabilities	(3,403)	1,340
Total adjustments	7,774	14,961
Net cash provided by operating activities	19,307	20,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(10,854)	(10,321)
Net cash used in investing activities	(10,854)	(10,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	1,792	175
Deferred financing costs	0	(150)
Borrowings under revolving credit facility	25,190	17,187
Repayments under revolving credit facility	(25,190)	(16,745)
Net cash provided by financing activities	1,792	467
Effect of exchange rate changes on cash	(722)	78
Net increase in cash and cash equivalents	9,523	10,714
Cash and cash equivalents, beginning of period	74,772	36,645
Cash and cash equivalents, end of period	$84,295	$47,359

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest	$6	$61
Cash paid during the period for income taxes	8,837	151

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flow for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 31, 2004.  These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004 filed with the Securities and Exchange Commission.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 1, 2004 and May 3, 2003 are not necessarily indicative of operating results for a full fiscal year.

2.  NET INCOME PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share.

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003

Net income (in thousands)	$11,533	$5,529

Basic shares	26,813,259	26,599,185
Dilutive effect of stock options	844,223	139,323
Dilutive shares	27,657,482	26,738,508

Antidilutive options	185,110	1,447,185

Antidilutive options consist of the weighted average of stock options for the respective periods ended May 1, 2004 and May 3, 2003 that had an exercise price greater than the average market price during the period.  Such options are therefore excluded from the computation of diluted shares.

3.  STOCK BASED COMPENSATION

The Company accounts for its stock option plans and its employee stock purchase plan under the intrinsic value method described in the provisions of Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, no compensation expense has been recognized for stock-based compensation, since the options granted were at prices that equaled or exceeded their estimated fair market value at the date of grant.  If compensation expense for the Company’s stock options and employee stock purchases issued during the thirteen weeks ended May 1, 2004 and May 3, 2003 had been determined based on the fair value method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”), the Company’s net income would have been adjusted to the pro forma amounts indicated below for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net income – (in thousands)
As reported	$11,533	$5,529
Deduct: Total stock-based compensation expense
determined under fair value based method for all awards,
net of related tax effects	1,609	1,104
Pro forma	$9,924	$4,425

Earnings per share –
Basic – as reported	$0.43	$0.21
Basic – pro forma	$0.37	$0.17

Diluted – as reported	$0.42	$0.21
Diluted – pro forma	$0.36	$0.17

4.  COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net income	$11,533	$5,529
Translation adjustments	(939)	314
Comprehensive income	$10,594	$5,843

5.  CREDIT FACILITIES

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

The Company had no outstanding borrowings under this credit facility as of May 1, 2004 and had letters of credit outstanding of $56.1 million.  During the thirteen weeks ended May 1, 2004, the Company’s borrowings under this credit facility represented overnight borrowings for letters of credit that cleared after business hours.  The average balance during the thirteen weeks ended May 1, 2004 was approximately $361,000 and the average interest rate was 4%.  The maximum outstanding letters of credit usage under the Wells Fargo Credit Facility was $56.1 million during the thirteen weeks ended May 1, 2004.  Availability as of May 1, 2004 was $28.9 million.

The Wells Fargo Credit Facility also contains covenants, which include limitations on the Company’s annual capital expenditures, the maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends.  Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all of the Company’s assets, except for assets in Canada.  As of May 1, 2004, the Company was in compliance with all of its covenants under the Wells Fargo Credit Facility.  Noncompliance with these covenants could result in additional fees, could affect the Company’s ability to borrow, or require the Company to repay the outstanding balance.

Amounts outstanding under the Wells Fargo Credit Facility bear interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR Rate plus a pre-determined spread.  The LIBOR spread is 1.50% to 3.00% depending on the Company’s level of availability from time to time.

Toronto Dominion Facility

The Company has a $7.3 million credit facility with Toronto Dominion Bank (the “Toronto Dominion Credit Facility”) to support its Canadian subsidiary.  As of May 1, 2004, the Toronto Dominion Credit Facility was secured by a standby letter of credit issued under the Wells Fargo Credit Facility to permit up to $1.8 million in borrowings.  As of May 1, 2004, there were no borrowings and no letters of credit outstanding under the Toronto Dominion Credit Facility.  During the thirteen weeks ended May 1, 2004, the Company did not borrow under the Toronto Dominion Credit Facility.  The Toronto Dominion Bank can demand repayment and cancel the availability of the Toronto Dominion Credit Facility at any time.

6.  INSURANCE PROCEEDS

During the thirteen weeks ended May 3, 2003, the Company received approximately $1.5 million in a partial settlement of its business interruption claim for its World Trade Center store.  These proceeds reduced selling, general and administrative expenses on the Company’s consolidated statement of income.

7.  LITIGATION

The Company is involved in various legal proceedings arising in the normal course of its business.  In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby.   Those statements include, but may not be limited to, the discussions of the Company’s operating and growth strategy.  Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.  The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed with the Securities and Exchange Commission.

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

Revenue Recognition – Sales are recognized upon purchase by customers at our retail stores or when shipped from our distribution center if the product was purchased via the Internet, net of anticipated returns.  Actual merchandise return rates have historically been within our expectations and the allowance established.  However, in the event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected.

Our policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise.  Prior to their redemption, unredeemed gift cards are recorded as a liability.

Once an annual minimum customer purchase threshold is satisfied on our private label credit card, we offer a discount on future purchases for the remainder of the fiscal year.  Revenue is deferred for the future discount earned by our private label credit card customers that have satisfied or are expected to satisfy minimum purchase thresholds.

Inventory Valuation – Merchandise inventories are stated at the lower of average cost or market, using the retail inventory method.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories.  At any one time, inventories include items that have been marked down to our best estimate of their fair market value.  We base our decision to mark down merchandise upon its current rate of sale, the season, age and sell-through of the item.    To the extent that our estimates differ from actual results, additional markdowns may have to be recorded, which could reduce our gross margins and operating results.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers and provide a well-balanced merchandise assortment that satisfies customer demand.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner could increase future markdown rates.

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

Litigation – We are involved in various legal proceedings arising in the normal course of our business.  In our opinion, any ultimate liability arising out of such proceedings will not have a material adverse effect on our business.

Stock Options – We record no compensation expense on our financial statements for stock-based compensation, since we grant stock options at prices that equal or exceed the fair market value of the related shares at the date of the grant.  If, in the future, we elect or are required to adopt fair value accounting for our stock-based compensation, the related compensation charge will adversely impact net income.  In addition, increases to our stock price would result in more diluted shares outstanding and reduce our diluted net income per common share.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003

Net sales	100.0%	100.0%
Cost of sales	59.3	61.4

Gross profit	40.7	38.6
Selling, general and administrative expenses	27.8	28.4
Depreciation and amortization	4.6	5.3

Operating income	8.3	4.9
Interest income, net	—	0.1

Income before income taxes	8.3	5.0
Provision for income taxes	3.2	1.9
Net income	5.1%	3.1%

Number of stores, end of period	700	662

Thirteen Weeks Ended May 1, 2004 (the “First Quarter 2004”) Compared to Thirteen Weeks Ended May 3, 2003 (the “First Quarter 2003”)

Net sales increased by $44.8 million, or 25%, to $225.8 million during the First Quarter 2004 from $181.0 million during the First Quarter 2003.  During the First Quarter 2004, we opened 10 new stores and closed one store.  Our comparable store sales increased 16% and contributed $26.6 million of our net sales increase in the First Quarter 2004.  Comparable store sales decreased 13% during the First Quarter 2003.  During the First Quarter 2004, our comparable store sales increase was primarily the result of increases in the number of comparable store sales transactions and increases in our average dollar transaction size.  Net sales for the 10 new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $18.2 million.

Gross profit increased by $22.0 million to $91.9 million during the First Quarter 2004 from $69.9 million during the First Quarter 2003.  As a percentage of net sales, gross profit increased to 40.7% during the First Quarter 2004 from 38.6% during the First Quarter 2003.  The increase in gross profit, as a percentage of net sales, was principally due to lower markdowns and the leveraging of occupancy costs over a larger sales base, partially offset by a lower initial markup.  Our initial markup was lower due to our continuing investment in the quality of our garments and the receipt of a larger proportion of basic summer merchandise, which carries a lower initial markup.  During the First Quarter 2004, our summer merchandise was received earlier than was the case in the First Quarter 2003 due to the calendar shift of the Easter holiday.

Selling, general and administrative expenses increased $11.3 million to $62.7 million during the First Quarter 2004 from $51.4 million during the First Quarter 2003.  Selling, general and administrative expenses decreased to 27.8% of net sales during the First Quarter 2004 from 28.4% of net sales during the First Quarter 2003.  Selling, general and administrative expenses decreased, as a percentage of net sales, due primarily to the leveraging of store payroll and store operating expenses and lower pre-opening costs.  During the First Quarter 2004, we recorded lower pre-opening costs as a result of opening 10 new stores, as compared to 19 new stores opened in the First Quarter 2003.  These decreases, as a percentage of net sales, were partially offset by increased marketing costs to promote brand awareness.  In addition, during the First Quarter 2003, insurance proceeds approximated $1.5 million, or 0.8% of net sales, for a portion of our business interruption claim from our World Trade Center store.  These insurance proceeds reduced selling, general and administrative expenses.

Depreciation and amortization amounted to $10.3 million, or 4.6% of net sales, during the First Quarter 2004, as compared to $9.5 million, or 5.3% of net sales, during the First Quarter 2003.  The increase in depreciation and amortization primarily was a result of increases to our store base.  Depreciation and amortization decreased, as a percentage of net sales, as a result of the leveraging over a larger sales base.

Our provision for income taxes increased to $7.4 million in the First Quarter 2004 from a $3.5 million provision in the First Quarter 2003 as a result of our increased profitability.  Our effective tax rate was 39.0% during the First Quarter 2004 and First Quarter 2003.

Our net income in the First Quarter 2004 increased to $11.5 million from $5.5 million during the First Quarter 2003, due to the factors discussed above.

Liquidity and Capital Resources

Debt Service/Liquidity

Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory.  Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday seasons. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities.  As of May 1, 2004, we had no long-term debt obligations or short-term borrowings.

We have a credit facility with Wells Fargo Retail Finance, LLC.  The Wells Fargo Credit Facility currently provides for borrowings up to $85 million (including a sublimit for letters of credit of $80 million).  The Wells Fargo Credit Facility also contains provisions to allow us to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing.  The amount that may be borrowed under the Wells Fargo Credit Facility depends on our levels of inventory and accounts receivable.  Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread.  The LIBOR spread is 1.50% to 3.00%, depending on our level of availability from time to time.  The Wells Fargo Credit Facility contains covenants, which include, limitations on our annual capital expenditures, maintenance of certain levels of excess collateral and a prohibition on the payment of dividends.  Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all our assets, except for our assets in Canada.  We were in compliance with all of the covenants under the Wells Fargo Credit Facility as of May 1, 2004.  Noncompliance with these covenants could result in additional fees, could affect our ability to borrow or could require us to repay the outstanding balance.

As of May 1, 2004, we had no borrowings under our Wells Fargo Credit Facility and had outstanding letters of credit of $56.1 million.  Availability under the Wells Fargo Credit Facility was $28.9 million.  The maximum outstanding letter of credit usage under our working capital facility during the thirteen weeks ended May 1, 2004 was $56.1 million.

To support our Canadian operations, we have a $7.3 million facility with Toronto Dominion Bank, which, as of May 1, 2004, was collateralized by a standby letter of credit obtained under the Wells Fargo Credit Facility to permit up to $1.8 million in borrowings.  As of May 1, 2004, we had no borrowings under our Canadian facility and had no outstanding letters of credit.  During the thirteen weeks ended May 1, 2004, we did not utilize our Canadian credit facility.

Cash Flows/Capital Expenditures

During the thirteen weeks ended May 1, 2004 and the thirteen weeks ended May 3, 2003, operating activities provided $19.3 million and $20.5 million in cash flow, respectively.  During the thirteen weeks ended May 1, 2004, cash flows provided by operating activities decreased primarily as a result of higher tax payments, partially offset by higher earnings.  During the First Quarter 2004, we strategically accelerated the receipt of our merchandise and correspondingly increased our inventory levels.  We believe this strategy will provide us with greater flexibility in reacting to sales trends and shifts in the calendar by enabling us to accelerate the timing of our floorsets of new season merchandise.  Our higher investment in inventory was primarily offset by a corresponding increase in our accounts payable.

Cash flows used in investing activities were $10.9 million and $10.3 million in the thirteen weeks ended May 1, 2004 and the thirteen weeks ended May 3, 2003, respectively.  During the thirteen weeks ended May 1, 2004 and the thirteen weeks ended May 3, 2003, we opened 10 stores and 19 stores, respectively.  In addition, we completed the remodeling of three stores in each thirteen week period.  The increase in cash flows used in investing activities reflects increased expenditures for information systems initiatives and our new Canadian distribution center, partially offset by lower new store expenditures reflecting fewer store openings during the thirteen weeks ended May 1, 2004.  Capital expenditures also include ongoing store, office and distribution equipment needs.  We anticipate that total capital expenditures for our business during fiscal 2004 will be approximately $40 million.

In October 2003, we entered into a 10 year lease, with two five-year renewal option periods, for an approximately 95,000 square foot distribution center in Mississauga, Ontario to replace our previous Canadian distribution center, which was about 30,000 square feet.  The new facility was built by the landlord of our previous facility, who agreed to release us from our obligations under the previous lease.  The new facility opened in May 2004.  Annual rent for this facility approximates $0.4 million.

Cash flows provided by financing activities were $1.8 million during the thirteen weeks ended May 1, 2004 as compared to $0.5 million provided by financing activities in the thirteen weeks ended May 3, 2003.  During the thirteen weeks ended May 1, 2004, cash flows provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases.  During the thirteen weeks ended May 3, 2003, cash flow provided by financing activities reflected funds received from borrowings under the Toronto Dominion Credit Facility and the exercise of employee stock options and employee stock purchases, partially offset by cash used for deferred financing fees.

During the thirteen weeks ended May 1, 2004, we opened 10 stores and closed one store.  During fiscal 2004, we plan to open approximately 70 stores and plan to remodel approximately 10 stores.  We believe that cash on hand, cash generated from operations and funds available under our credit facilities will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months for our existing business.  Our ability to meet our capital requirements will depend on our ability to generate cash from operations.  In addition, we will consider additional sources of financing to fund our long-term growth.

On June 3, 2004, we confirmed that we are engaged in discussions with The Walt Disney Company to acquire and operate under a long-term license arrangement The Disney Store retail chain in the United States and Canada.  The above discussion of liquidity and capital resources does not take into account any potential acquisition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

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

Our $85 million Wells Fargo Credit Facility provides a source of financing for our working capital requirements.  Borrowings under this facility bear interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR Rate plus a pre-determined spread.  As of May 1, 2004, we had no borrowings outstanding under this credit facility.

Assets and liabilities outside the United States are primarily located in Canada.  Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar, are generally considered long-term.  We do not generally hedge these net investments.

We are not a party to any derivative financial instruments.

Item 4.  Controls and Procedures

(a)  Disclosure controls and procedures.  As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective in ensuring that information required by the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of its business.  In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit No.	Description of Document

10.1	Amended and Restated Employment Agreement dated as of January 22, 2004 between the Company and Neal Goldberg.

31	Section 302 Certifications

32	Section 906 Certifications

(b)          Reports on Form 8-K

Fourth Quarter 2003 Sales Press Release, dated February 5, 2004.

Fourth Quarter 2003 Earnings Press Release, dated February 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE
RETAIL STORES, INC.

Date: June 7, 2004

	By:	/s/ Ezra Dabah
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: June 7, 2004	By:	/s/ Seth L. Udasin
Vice President and
Chief Financial Officer
(Principal Financial Officer)