Form 10-Q
period 2004-07-31
CHILDRENS PLACE RETAIL STORES INC
filed 2004-09-07
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Common Stock, par value $0.10 per share, outstanding at September 1, 2004: 26,921,766 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 31, 2004

PART I—FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31, 2004	January 31, 2004	August 2, 2003
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,333	$74,772	$25,194
Accounts receivable	12,974	8,462	15,412
Inventories	136,563	96,128	87,321
Prepaid expenses and other current assets	26,631	20,070	26,042
Total current assets	207,501	199,432	153,969
Property and equipment, net	146,016	146,707	154,617
Other assets	14,337	13,527	9,326
Total assets	$367,854	$359,666	$317,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving credit facilities	$0	$0	$426
Accounts payable	46,401	35,173	35,488
Income taxes payable	819	9,733	345
Accrued expenses, interest and other current liabilities	41,598	40,251	40,473
Total current liabilities	88,818	85,157	76,732
Long-term liabilities:
Deferred rent liabilities	15,081	14,187	12,859
Other long-term liabilities	3,323	3,317	2,330
Total liabilities	107,222	102,661	91,921
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 26,866,251 shares, 26,733,313 shares and 26,627,522 shares issued and outstanding, at July 31, 2004, January 31, 2004 and August 2, 2003, respectively	2,687	2,673	2,663
Additional paid-in capital	103,353	101,288	99,221
Accumulated other comprehensive income	2,680	2,754	604
Retained earnings	151,912	150,290	123,503
Total stockholders’ equity	260,632	257,005	225,991
Total liabilities and stockholders’ equity	$367,854	$359,666	$317,912

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$189,165	$159,082	$414,945	$340,092
Cost of sales	130,866	108,612	264,787	219,732
Gross profit	58,299	50,470	150,158	120,360
Selling, general and administrative expenses	64,231	55,988	126,904	107,379
Depreciation and amortization	10,397	9,875	20,702	19,403
Operating (loss) income	(16,329)	(15,393)	2,552	(6,422)
Interest income, net	81	52	107	145
(Loss) income before income taxes	(16,248)	(15,341)	2,659	(6,277)
(Benefit) provision for income taxes	(6,337)	(5,982)	1,037	(2,447)
Net (loss) income	$(9,911)	$(9,359)	$1,622	$(3,830)
Basic net (loss) income per common share	$(0.37)	$(0.35)	$0.06	$(0.14)
Basic weighted average common shares outstanding	26,860	26,620	26,837	26,609
Diluted net (loss) income per common share	$(0.37)	$(0.35)	$0.06	$(0.14)
Diluted weighted average common shares outstanding	26,860	26,620	27,516	26,609

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Tweny-Six Weeks Ended
	July 31, 2004	August 2, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,622	$(3,830)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,702	19,403
Deferred financing fee amortization	29	30
Loss on disposals of property and equipment	367	263
Deferred rent	1,116	1,110
Changes in operating assets and liabilities:
Accounts receivable	(4,514)	(1,646)
Inventories	(40,462)	(11,400)
Prepaid expenses and other current assets	(6,482)	(6,414)
Other assets	(840)	(53)
Accounts payable	11,245	4,517
Taxes payable	(8,914)	147
Accrued expenses, interest and other current liabilities	1,352	4,067
Total adjustments	(26,401)	10,024
Net cash (used) provided by operating activities	(24,779)	6,194
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(20,453)	(18,353)
Net cash used in investing activities	(20,453)	(18,353)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	2,078	462
Deferred financing costs	0	(175)
Borrowings under revolving credit facility	59,618	38,940
Repayments under revolving credit facility	(59,618)	(38,514)
Net cash provided by financing activities	2,078	713
Effect of exchange rate changes on cash	(285)	(5)
Net decrease in cash and cash equivalents	(43,439)	(11,451)
Cash and cash equivalents, beginning of period	74,772	36,645
Cash and cash equivalents, end of period	$31,333	$25,194
OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest	$13	$87
Cash paid during the period for income taxes	14,975	1,104

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 31, 2004. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended July 31, 2004 and August 2, 2003 are not necessarily indicative of operating results for a full fiscal year.

2.   STOCK BASED COMPENSATION

The Company accounts for its stock option plans and its employee stock purchase plan under the intrinsic value method described in the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for stock-based compensation since the options granted were at prices that equaled or exceeded their estimated fair market value at the date of grant. If compensation expense for the Company’s stock options and employee stock purchases issued during the thirteen weeks and twenty-six weeks ended July 31, 2004 and August 2, 2003 had been determined based on the fair value method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”), the Company’s net income would have been adjusted to the pro forma amounts indicated below for the thirteen weeks and twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net (loss) income—(in thousands)
As reported	$(9,911)	$(9,359)	$1,622	$(3,830)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,396	1,019	3,005	2,125
Pro forma	$(11,307)	$(10,378)	$(1,383)	$(5,955)
(Loss) earnings per share—
Basic—as reported	$(0.37)	$(0.35)	$0.06	$(0.14)
Basic—pro forma	$(0.42)	$(0.39)	$(0.05)	$(0.22)
Diluted—as reported	$(0.37)	$(0.35)	$0.06	$(0.14)
Diluted—pro forma	$(0.42)	$(0.39)	$(0.05)	$(0.22)

THE CHILDREN’S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   NET (LOSS) INCOME PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the following table reconciles net (loss) income and share amounts utilized to calculate basic and diluted net (loss) income per common share.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net (loss) income (in thousands)	$(9,911)	$(9,359)	$1,622	$(3,830)
Basic shares	26,859,867	26,619,649	26,836,663	26,609,417
Dilutive effect of stock options	0	0	679,576	0
Dilutive shares	26,859,867	26,619,649	27,516,239	26,609,417
Antidilutive options	1,960,396	1,334,659	815,288	1,390,922

The net loss per share presented in the consolidated statements of income for the thirteen weeks ended July 31, 2004 and August 2, 2003, as well as the twenty-six weeks ended August 2, 2003, excludes the dilutive effect of stock options, which would be antidilutive as a result of the net loss.

Antidilutive options consist of the weighted average of stock options for the respective periods ended July 31, 2004 and August 2, 2003 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

4.   COMPREHENSIVE (LOSS) INCOME

The following table presents the Company’s comprehensive (loss) income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net (loss) income	$(9,911)	$(9,359)	$1,622	$(3,830)
Translation adjustments	865	37	(74)	351
Comprehensive (loss) income	$(9,046)	$(9,322)	$1,548	$(3,479)

5.   DERIVATIVE INSTRUMENTS

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment.

Commencing in the thirteen weeks ended July 31, 2004, the Company began using foreign currency forward contracts for the specific purpose of reducing the exposure to variability in forecasted cash flows associated primarily with inventory purchases for the Company’s Canadian operations. These instruments

THE CHILDREN’S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.   DERIVATIVE INSTRUMENTS (Continued)

are not designated as hedges and, in accordance with SFAS No. 133, the changes in fair value are included in current period earnings.

At July 31, 2004, the Company had forward contracts maturing through January 2005 for its Canadian operations to buy $8.5 million U.S. dollars for $11.3 million Canadian dollars. The Company’s Canadian operations uses Canadian dollars as its functional currency, but purchases most of its merchandise in U.S. dollars. The Company has recorded an unrealized fair market value gain of approximately eight thousand dollars in its earnings for the period ending July 31, 2004, which represents the fair market value of the forward contracts at July 31, 2004.

6.   CREDIT FACILITIES

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

The Company had no outstanding borrowings under this credit facility as of July 31, 2004 and had letters of credit outstanding of $55.8 million. During the twenty-six weeks ended July 31, 2004, the Company’s borrowings under this credit facility represented overnight borrowings for letters of credit that cleared after business hours. The average balance during the twenty-six weeks ended July 31, 2004 was approximately $507,000 and the average interest rate was 4.04%. The maximum outstanding letters of credit under the Wells Fargo Credit Facility was $60.0 million during the twenty-six weeks ended July 31, 2004. Availability as of July 31, 2004 was $29.2 million.

The Wells Fargo Credit Facility also contains covenants, which include limitations on the Company’s annual capital expenditures, the maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all of the Company’s assets, except for assets in Canada. As of July 31, 2004, the Company was in compliance with all of its covenants under the Wells Fargo Credit Facility.

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

THE CHILDREN’S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.   CREDIT FACILITIES (Continued)

Toronto Dominion Credit Facility

The Company has a $7.5 million credit facility with Toronto Dominion Bank (the “Toronto Dominion Credit Facility”) to support its Canadian subsidiary. As of July 31, 2004, the Toronto Dominion Credit Facility was secured by a standby letter of credit issued under the Wells Fargo Credit Facility to permit up to $1.8 million in borrowings. As of July 31, 2004, there were no borrowings and no letters of credit outstanding under the Toronto Dominion Credit Facility. During the twenty-six weeks ended July 31, 2004, the Company did not borrow under the Toronto Dominion Credit Facility. The Toronto Dominion Bank can demand repayment and cancel the availability of the Toronto Dominion Credit Facility at any time.

7.   INSURANCE PROCEEDS

During the twenty-six weeks ended August 2, 2003, the Company received approximately $1.5 million in a partial settlement of its business interruption claim for its World Trade Center store. These proceeds reduced selling, general and administrative expenses on the Company’s consolidated statement of income.

8.   LITIGATION

The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

9.   INCOME TAXES

The Company computes income taxes using the liability method. This standard requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between financial statement and income tax basis of assets and liabilities. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes and various accruals and reserves being deductible for future tax periods. The income tax provision recorded for the thirteen and twenty-six weeks ended July 31, 2004 reflects our estimated expected annual effective tax rate.

10.   SUBSEQUENT EVENT

On August 4, 2004, we entered into a non-binding letter of intent with The Walt Disney Company to negotiate the possible acquisition and operation of The Disney Store retail chain in the United States and Canada under a long-term license arrangement. There is no certainty at this stage that our discussions will lead to any definitive agreement or transaction.

Item 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Impairment of Assets—We continually evaluate each store’s performance and measure the carrying value of each location’s fixed assets, principally leasehold improvements and fixtures, versus its projected cash flows. An impairment loss is recorded if the projected future cash flows are insufficient to recapture the net book value of their assets. To the extent our estimates of future cash flows are incorrect, additional impairment charges may be recorded in future periods.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.2	68.3	63.8	64.6
Gross profit	30.8	31.7	36.2	35.4
Selling, general and administrative expenses	34.0	35.2	30.6	31.6
Depreciation and amortization	5.5	6.2	5.0	5.7
Operating (loss) income	(8.7)	(9.7)	0.6	(1.9)
Interest income, net	0.1	0.1	—	0.1
(Loss) income before income taxes	(8.6)	(9.6)	0.6	(1.8)
(Benefit) provision for income taxes	(3.4)	(3.7)	0.2	(0.7)
Net (loss) income	(5.2)%	(5.9)%	0.4%	(1.1)%
Number of stores, end of period	715	679	715	679

Thirteen Weeks Ended July 31, 2004 (the “Second Quarter 2004”) Compared to Thirteen Weeks Ended August 2, 2003 (the “Second Quarter 2003”)

Net sales increased by $30.1 million, or 19%, to $189.2 million during the Second Quarter 2004 from $159.1 million during the Second Quarter 2003. During the Second Quarter 2004, we opened 16 new stores, including our first store in Puerto Rico, and closed one store. Our comparable store sales increased 10% and contributed $15.4 million of our net sales increase in the Second Quarter 2004. Comparable store sales increased 3% during the Second Quarter 2003. During the Second Quarter 2004, our comparable store sales increase was primarily the result of increases in the number of comparable store sales transactions, partially offset by a decrease in our average dollar transaction size. Net sales for the 16 new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $14.7 million.

Gross profit increased by $7.8 million to $58.3 million during the Second Quarter 2004 from $50.5 million during the Second Quarter 2003. As a percentage of net sales, gross profit decreased to 30.8% during the Second Quarter 2004 from 31.7% during the Second Quarter 2003. The decrease in gross profit, as a percentage of net sales, was principally due to a lower initial markup, partially offset by the leveraging of occupancy costs over a larger sales base and lower markdowns. Our initial markup was lower due to our continuing investment in the quality of our garments and the receipt of a larger proportion of basic merchandise, which carries a lower initial markup. During the Second Quarter 2004, we continued our strategic acceleration of merchandise receipts, which we believe provides us with greater flexibility, enhances product flows to our stores and improves floorset execution of new season merchandise.

Selling, general and administrative expenses increased $8.2 million to $64.2 million during the Second Quarter 2004 from $56.0 million during the Second Quarter 2003. Selling, general and administrative expenses decreased to 34.0% of net sales during the Second Quarter 2004 from 35.2% of net sales during the Second Quarter 2003. Selling, general and administrative expenses decreased, as a percentage of net sales, due primarily to the leveraging of store payroll and store operating expenses, as well as lower pre-opening and store remodeling costs. We recorded lower pre-opening and remodeling costs as a result of opening 16 new stores and remodeling one store during the Second Quarter 2004, as compared to 19 new stores opened and 8 stores remodeled during the Second Quarter 2003. These decreases, as a percentage of net sales, were partially offset by increased corporate payroll and medical expenses. Marketing expenses, as a percentage of net sales, were comparable to the Second Quarter 2003.

Depreciation and amortization amounted to $10.4 million, or 5.5% of net sales, during the Second Quarter 2004, as compared to $9.9 million, or 6.2% of net sales, during the Second Quarter 2003. The increase in depreciation and amortization primarily was a result of increases to our store base. Depreciation and amortization decreased, as a percentage of net sales, as a result of the leveraging over a larger sales base.

Our benefits from income taxes were $6.3 million and $6.0 million during the Second Quarter 2004 and the Second Quarter 2003, respectively. Our effective tax rate was 39.0% during both periods.

Our net loss in the Second Quarter 2004 was $9.9 million as compared to a net loss of $9.4 million during the Second Quarter 2003, due to the factors discussed above.

Twenty-Six Weeks Ended July 31, 2004 Compared to Twenty-Six Weeks Ended August 2, 2003

Net sales increased $74.8 million, or 22%, to $414.9 million during the twenty-six weeks ended July 31, 2004 from $340.1 million during the twenty-six weeks ended August 2, 2003. During the twenty-six weeks ended July 31, 2004, we opened 26 stores and closed two stores. Comparable store sales increased 13% during the twenty-six weeks ended July 31, 2004, which increased our net sales by $42.0 million. Comparable store sales declined 6% during the twenty-six weeks ended August 2, 2003. During the twenty-six weeks ended July 31, 2004, our comparable store sales increase primarily was the result of an increase in the number of comparable store transactions. Net sales for the 26 stores opened during the twenty-six weeks ended July 31, 2004, as well as other stores that did not qualify as comparable stores, contributed $32.8 million of the net sales increase.

Gross profit increased by $29.8 million during the twenty-six weeks ended July 31, 2004 to $150.2 million from $120.4 million during the twenty-six weeks ended August 2, 2003. As a percentage of net sales, gross profit increased to 36.2% during the twenty-six weeks ended July 31, 2004 from 35.4% during the twenty-six weeks ended August 2, 2003. The increase in gross profit, as a percentage of net sales, was principally due to lower markdowns and the leveraging of occupancy costs over a larger sales base, partially offset by a lower initial markup. Our markdowns were lower due to continued positive customer response to our merchandise, combined with improved techniques to allocate merchandise to our stores. Our initial markup was lower due to our continuing investment in garment quality and a larger portion of our inventory invested in basic merchandise, which carries a lower initial markup.

Selling, general and administrative expenses increased $19.5 million to $126.9 million during the twenty-six weeks ended July 31, 2004 from $107.4 million during the twenty-six weeks ended August 2, 2003. Selling, general and administrative expenses were 30.6% of net sales during the twenty-six weeks ended July 31, 2004 as compared with 31.6% of net sales during the twenty-six weeks ended August 2, 2003. As a percentage of net sales, selling, general and administrative expenses decreased due to lower store payroll and store operating expenses, as well as lower pre-opening and store remodeling costs. During the twenty-six weeks ended July 31, 2004, we opened 26 new stores, as compared to 38 new stores during the twenty-six weeks ended August 2, 2003. During the twenty-six weeks ended July 31, 2004, we remodeled four stores as compared to 11 stores during the twenty-six weeks ended August 2, 2003. These decreases, as a percentage of net sales, were partially offset by increased marketing costs to promote brand awareness, as well as increased corporate payroll and medical expenses. In addition, during the twenty-six weeks ended August 2, 2003, we received approximately $1.5 million, or 0.4% of net sales, in insurance proceeds from a partial settlement of our business interruption claim from our World Trade Center store.

Depreciation and amortization amounted to $20.7 million, or 5.0% of net sales, during the twenty-six weeks ended July 31, 2004, as compared to $19.4 million, or 5.7% of net sales, during the twenty-six weeks ended August 2, 2003. The increase in depreciation and amortization primarily was a result of a larger store base. As a percentage of net sales, depreciation and amortization decreased as a result of leveraging over a larger sales base.

Our provision for income taxes for the twenty-six weeks ended July 31, 2004 was $1.0 million. During the twenty-six weeks ended August 2, 2003, we recorded a tax benefit of $2.4 million, due to our net loss. Our effective tax rate was 39.0% during both twenty-six week periods.

Due to the factors discussed above, we recorded net income of $1.6 million during the twenty-six weeks ended July 31, 2004 as compared to a net loss of $3.8 million during the twenty-six weeks ended August 2, 2003.

Liquidity and Capital Resources

Debt Service/Liquidity

Our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday seasons. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities. As of July 31, 2004, we had no long-term debt obligations or short-term borrowings.

We have a credit facility with Wells Fargo Retail Finance, LLC. The Wells Fargo Credit Facility currently provides for borrowings up to $85 million (including a sublimit for letters of credit of $80 million). The Wells Fargo Credit Facility also contains provisions to allow us to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that may be borrowed under the Wells Fargo Credit Facility depends on our levels of inventory and accounts receivable. Amounts outstanding under the facility bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread. The LIBOR spread is 1.50% to 3.00%, depending on our level of availability from time to time. The Wells Fargo Credit Facility contains covenants, which include, limitations on our annual capital expenditures, maintenance of certain levels of excess collateral and a prohibition on the payment of dividends. Credit extended under the Wells Fargo Credit Facility is secured by a first priority security interest in all our assets, except for our assets in Canada. We were in compliance with all of the covenants under the Wells Fargo Credit Facility as of July 31, 2004. Noncompliance with these covenants could result in additional fees, could affect our ability to borrow or could require us to repay the outstanding balance.

As of July 31 2004, we had no borrowings under our Wells Fargo Credit Facility and had outstanding letters of credit of $55.8 million. Availability under the Wells Fargo Credit Facility was $29.2 million. The maximum outstanding letters of credit under our working capital facility during the twenty-six weeks ended July 31, 2004 were $60.0 million.

To support our Canadian operations, we have a $7.5 million credit facility with Toronto Dominion Bank, which, as of July 31, 2004, was collateralized by a standby letter of credit obtained under the Wells Fargo Credit Facility to permit up to $1.8 million in borrowings. As of July 31, 2004, we had no borrowings under our Canadian credit facility and had no outstanding letters of credit. During the twenty-six weeks ended July 31, 2004, we did not utilize our Canadian credit facility.

Cash Flows/Capital Expenditures

During the twenty-six weeks ended July 31, 2004, operating activities used $24.8 million in cash flow as compared to $6.2 million provided by operating activities during the twenty-six weeks ended August 2, 2003. During the twenty-six weeks ended July 31, 2004, operating activities used more cash primarily as a result of increased inventory levels and higher tax payments, partially offset by higher earnings and increases in accounts payable. During the twenty-six weeks ended July 31, 2004, we strategically accelerated the receipt of our merchandise and correspondingly increased our inventory levels. We believe this strategy provides us with greater flexibility in reacting to sales trends, enables us to better manage product flows to our stores and improves our floorset execution of new season merchandise.

Cash flows used in investing activities were $20.4 million and $18.4 million in the twenty-six weeks ended July 31, 2004 and the twenty-six weeks ended August 2, 2003, respectively. During the twenty-six weeks ended July 31, 2004 and the twenty-six weeks ended August 2, 2003, we opened 26 stores and 38 stores and remodeled four stores and 11 stores, respectively. The increase in cash flows used in investing activities reflects increased expenditures for information systems initiatives and our new Canadian distribution center, partially offset by lower new store expenditures reflecting fewer store openings and remodels during the twenty-six weeks ended July 31, 2004. Capital expenditures also include ongoing store, office and distribution center equipment needs. We anticipate that total capital expenditures for our business during fiscal 2004 will be approximately $45 million.

In July 2004, we entered into an 11 year lease, with two five-year renewal option periods, for an approximately 525,000 square foot distribution center in South Brunswick Township, New Jersey to support our continued growth. Annual rent under this lease is approximately $2.3 million. We plan to utilize this facility beginning in the second quarter of fiscal 2005. We expect to make a total cash outlay of approximately $15 million to install an automated warehouse management system and to renovate this distribution center to meet our needs. In fiscal 2004, we expect to make a cash outlay of approximately $3 million (which is included in our fiscal 2004 capital plans), with the remainder during fiscal 2005.

Cash flows provided by financing activities were $2.1 million and $0.7 million during the twenty-six weeks ended July 31, 2004 and twenty-six weeks ended August 2, 2003, respectively. During the twenty-six weeks ended July 31, 2004, cash flows provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases. During the twenty-six weeks ended August 2, 2003, cash flow provided by financing activities reflected funds received from borrowings under the Toronto Dominion Credit Facility and the exercise of employee stock options and employee stock purchases, partially offset by cash used for deferred financing fees.

During the twenty-six weeks ended July 31, 2004, we opened 26 stores and closed two stores. During fiscal 2004, we plan to open approximately 60 stores and plan to remodel approximately 8 stores. We believe that cash on hand, cash generated from operations and funds available under our credit facilities will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months for our existing business. Our ability to meet our capital requirements will depend on our ability to generate cash from operations. In addition, we will consider additional sources of financing to fund our long-term growth.

On August 4, 2004, we entered into a non-binding letter of intent with The Walt Disney Company to negotiate the possible acquisition and operation of The Disney Store retail chain in the United States and Canada under a long-term license arrangement. There is no certainty at this stage that our discussions will lead to any definitive agreement or transaction. The above discussion of liquidity and capital resources does not take into account any potential acquisition.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks.

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

Our $85 million Wells Fargo Credit Facility provides a source of financing for our working capital requirements. Borrowings under this facility bear interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR rate plus a pre-determined spread. As of July 31, 2004, we had no borrowings outstanding under this credit facility.

Assets and liabilities outside the United States are primarily located in Canada. Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar, are generally considered long-term. We have purchased forward contracts to reduce the exposure to variability in currency fluctuations in our Canadian operations, which are not designated as hedges for accounting purposes.

Item 4.   Controls and Procedures.

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

Part II—Other Information

Item 1.   Legal Proceedings.

The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on June 17, 2004. The following matters were voted on by the stockholders:

1.                Election of one Director.   Stanley Silverstein was elected to the Company’s Board of Directors for a term expiring in 2007. The results of the voting were as follows; 19,560,114 votes in favor of Mr. Silverstein, with 4,987,244 votes against.

2.                Ratification of the selection of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending January 29, 2005. The results of the voting were as follows; 24,301,407 votes in favor, with 241,914 votes against, and 4,037 abstaining.

3.                Approval of an amendment to the Company’s 1997 Stock Option Plan to increase by 1,500,000 the number of shares available for issuance thereunder. The results of the voting were as follows; 18,766,731 votes in favor, with 2,723,535 votes against, and 6,760 abstaining.

Item 6.   Exhibits and Reports on Form 8-K.

(a)          Exhibits

Exhibit No.	Description of Document
10.2	Lease Agreement between the Company and Turnpike Crossing I, LLC, dated as of July 14, 2004.
31	Section 302 Certifications
32	Section 906 Certifications

(b)          Reports on Form 8-K.

April 2004 Sales Press Release, dated May 6, 2004.

First Quarter 2004 Earnings Press Release, dated May 13, 2004.

May 2004 Sales Press Release, dated June 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Children’s Place Retail Stores, Inc.
Date: September 7, 2004	By:	/s/ Ezra Dabah
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: September 7, 2004	By:	/s/ Seth L. Udasin
Vice President and Chief Financial Officer (Principal Financial Officer)