Form 10-Q
period 2004-10-30
CHILDRENS PLACE RETAIL STORES INC
filed 2004-12-09
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 30, 2004

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number 0-23071

THE CHILDREN'S PLACE RETAIL STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1241495 (I. R. S. Employer Identification Number)

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

Common Stock, par value $0.10 per share, outstanding at December 7, 2004: 26,995,055 shares.

THE CHILDREN'S PLACE RETAIL STORES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 30, 2004

TABLE OF CONTENTS

Part I - Financial Information

Item 1.	Consolidated Financial Statements:	Page

Consolidated Balance Sheets	1

Consolidated Statements of Income	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16

Item 4.	Controls and Procedures	16

Part II - Other Information

Item 1.	Legal Proceedings	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures	18

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN'S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                October 30, 2004     January 31, 2004      November 1, 2003
                                                                ----------------     ----------------      ----------------
                                                                     (Unaudited)                                (Unaudited)

                              ASSETS
Current assets:
    Cash and cash equivalents.................................         $  45,344            $  74,772             $  44,182
    Accounts receivable.......................................            14,249                8,462                12,747
    Inventories...............................................           143,367               96,128                95,893
    Prepaid expenses and other current assets.................            23,588               20,070                21,065
                                                                       ---------            ---------             ---------
       Total current assets...................................           226,548              199,432               173,887

Long-term assets:
    Property and equipment, net...............................           153,866              146,707               149,354
    Other assets..............................................            14,054               13,527                 9,200
                                                                       ---------            ---------             ---------
       Total assets...........................................         $ 394,468            $ 359,666             $ 332,441
                                                                       =========            =========             =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
    Accounts payable..........................................         $  40,721            $  35,173             $  34,152
    Income taxes payable......................................             6,979                9,733                 2,986
    Accrued expenses, interest and other current liabilities..            49,204               40,251                41,022
                                                                       ---------            ---------             ---------
       Total current liabilities..............................            96,904               85,157                78,160

Long-term liabilities:
    Deferred rent liabilities.................................            15,608               14,187                13,548
    Other long-term liabilities...............................                 0                3,317                 2,267
                                                                       ---------            ---------             ---------
       Total liabilities......................................           112,512              102,661                93,975
                                                                       =========            =========             =========

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized;
    26,945,104 shares, 26,733,313 shares and 26,664,294 shares issued and outstanding, at October 30, 2004, January 31,
    2004 and November 1, 2003, respectively...................             2,694                2,673                 2,666
Additional paid-in capital....................................           103,963              101,288                99,747
Accumulated other comprehensive income........................             5,705                2,754                   938
Retained earnings.............................................           169,594              150,290               135,115
                                                                       ---------            ---------             ---------
       Total stockholders' equity.............................           281,956              257,005               238,466
                                                                       ---------            ---------             ---------
       Total liabilities and stockholders' equity.............         $ 394,468            $ 359,666             $ 332,441
                                                                       =========            =========             =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN'S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

                                                          Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                          --------------------                 -----------------------
                                                  October 30, 2004   November 1, 2003    October 30, 2004   November 1, 2003
                                                  ----------------   ----------------    ----------------   ----------------

Net sales........................................        $ 280,496          $ 223,277           $ 695,440          $ 563,369
Cost of sales....................................          166,513            131,987             431,300            351,719
                                                         ---------          ---------           ---------          ---------

Gross profit.....................................          113,983             91,290             264,140            211,650
Selling, general and administrative expenses.....           74,010             62,083             200,914            169,462
Depreciation and amortization....................           10,493             10,154              31,195             29,557
                                                         ---------          ---------           ---------          ---------

Operating income.................................           29,480             19,053              32,031             12,631
Interest (income) expense, net...................              (48)                17                (154)              (128)
                                                         ---------          ---------           ---------          ---------

Income before income taxes.......................           29,528             19,036              32,185             12,759
Provision for income taxes.......................           11,845              7,424              12,881              4,977
                                                         ---------          ---------           ---------          ---------
Net income.......................................        $  17,683          $  11,612           $  19,304          $   7,782
                                                         =========          =========           =========          =========

Basic net income per common share................        $    0.66          $    0.44           $    0.72          $    0.29
Basic weighted average common shares outstanding.           26,928             26,640              26,867             26,620

Diluted net income per common share..............        $    0.65          $    0.43           $    0.70          $    0.29
Diluted weighted average common shares outstanding          27,393             27,153              27,475             26,961

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN'S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                        Thirty-Nine Weeks Ended
                                                                                        -----------------------
                                                                               October 30, 2004        November 1, 2003
                                                                               ----------------        ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................          $  19,304               $   7,782
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization........................................             31,195                  29,557
       Deferred financing fee amortization..................................                 44                      45
       Loss on disposals of property and equipment..........................                495                     314
       Deferred taxes.......................................................                803                     (64)
       Deferred rent........................................................              1,604                   1,788
Changes in operating assets and liabilities:
       Accounts receivable..................................................             (5,707)                  1,158
       Inventories..........................................................            (46,061)                (19,610)
       Prepaid expenses and other current assets............................             (2,880)                 (1,394)
       Other assets.........................................................             (2,607)                     58
       Accounts payable.....................................................              5,210                   3,062
       Income taxes payable.................................................             (2,754)                  2,788
       Accrued expenses, interest and other current liabilities.............              5,399                   6,791
                                                                                      ---------               ---------
          Total adjustments.................................................            (15,259)                 24,493
                                                                                      ---------               ---------
Net cash provided by operating activities...................................              4,045                  32,275
                                                                                      ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases............................................            (37,164)                (25,642)
                                                                                      ---------               ---------
Net cash used in investing activities.......................................            (37,164)                (25,642)
                                                                                      ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases......................              2,696                     991
Deferred financing costs....................................................                  0                    (175)
Borrowings under revolving credit facility..................................             99,150                  62,337
Repayments under revolving credit facility..................................            (99,150)                (62,337)
                                                                                      ---------               ---------
Net cash provided by financing activities...................................              2,696                     816
                                                                                      ---------               ---------
Effect of exchange rate changes on cash.....................................                995                      88
                                                                                      ---------               ---------
       Net decrease in cash and cash equivalents............................            (29,428)                  7,537
       Cash and cash equivalents, beginning of period.......................             74,772                  36,645
                                                                                      ---------               ---------
Cash and cash equivalents, end of period....................................          $  45,344               $  44,182
                                                                                      =========               =========

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest....................................          $      18               $     237
Cash paid during the period for income taxes................................             15,841                   1,337

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN'S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 31, 2004. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 31, 2004 included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the thirty-nine weeks ended October 30, 2004 and November 1, 2003 are not necessarily indicative of operating results for a full fiscal year.

2. STOCK BASED COMPENSATION

           The Company accounts for its stock option plans and its employee stock purchase plan under the intrinsic value method described in the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized for stock-based compensation since the options granted were at prices that equaled or exceeded their estimated fair market value at the date of grant. If compensation expense for the Company's stock options and employee stock purchases issued during the thirteen weeks and thirty-nine weeks ended October 30, 2004 and November 1, 2003 had been determined based on the fair value method of accounting, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure", the Company's net income would have been adjusted to the pro forma amounts indicated below for the thirteen weeks and thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively:

                                                            Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                            --------------------               -----------------------
                                                   October 30, 2004  November 1, 2003    October 30, 2004  November 1, 2003
                                                   ----------------  ----------------    ----------------  ----------------

Net  income - (in thousands)
     As reported...................................        $ 17,683          $ 11,612            $ 19,304          $  7,782
     Deduct: Total stock-based compensation expense
     determined under fair value based method for
     all awards, net of related tax effects........           1,418             1,107               4,422             3,230
                                                           --------          --------            --------          --------
     Pro forma.....................................        $ 16,265          $ 10,505            $ 14,882          $  4,552

Earnings per share -
     Basic - as reported...........................        $   0.66          $   0.44            $   0.72          $   0.29
     Basic - pro forma.............................        $   0.60          $   0.39            $   0.55          $   0.17

     Diluted - as reported.........................        $   0.65          $   0.43            $   0.70          $   0.29
     Diluted - pro forma...........................        $   0.59          $   0.39            $   0.54          $   0.17

THE CHILDREN'S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. NET INCOME PER COMMON SHARE

           In accordance with SFAS No. 128, "Earnings Per Share," the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share.

                                                  Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                  --------------------                  -----------------------
                                        October 30, 2004    November 1, 2003     October 30, 2004    November 1, 2003
                                        ----------------    ----------------     ----------------    ----------------

Net  income (in thousands).............     $     17,683        $     11,612         $     19,304        $      7,782
                                            ============        ============         ============        ============

Basic shares...........................       26,928,437          26,640,052           26,866,850          26,619,629
Dilutive effect of stock options.......          465,086             513,155              608,080             341,688
                                            ------------        ------------         ------------        ------------
Dilutive shares........................       27,393,523          27,153,207           27,474,930          26,961,317
                                            ============        ============         ============        ============

Antidilutive options...................        1,510,132             747,497            1,046,903           1,052,252

           Antidilutive options consist of the weighted average of stock options for the respective periods ended October 30, 2004 and November 1, 2003 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

4. COMPREHENSIVE INCOME

           The following table presents the Company's comprehensive income (in thousands):

                                                Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                                --------------------                     -----------------------
                                        October 30, 2004    November 1, 2003     October 30, 2004   November 1, 2003
                                        ----------------    ----------------     ----------------   ----------------

Net income   ..........................          $17,683             $11,612              $19,304            $ 7,782
Translation adjustments................            3,025                 334                2,951                685
                                                 -------             -------              -------            -------
Comprehensive income...................          $20,708             $11,946              $22,255            $ 8,467
                                                 =======             =======              =======            =======

5. DERIVATIVE INSTRUMENTS

           SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings in either income from continuing operations or accumulated other comprehensive income, depending on whether the derivative qualifies for hedge accounting treatment.

           Commencing in the second quarter of 2004, the Company began using foreign currency forward contracts for the specific purpose of reducing the exposure to variability in forecasted cash flows associated primarily with inventory purchases for the Company's Canadian operations. These instruments are not designated as hedges and, in accordance with SFAS No. 133, the changes in fair value are included in current period earnings.

           At October 30, 2004, the Company had forward contracts maturing through January 2005 for its Canadian operations to buy $4.3 million U.S. dollars for $5.7 million Canadian dollars. The Company's Canadian operations uses Canadian dollars as its functional currency, but purchases most of its merchandise in U.S. dollars. The Company has recorded an unrealized pre-tax loss of approximately $385,000 and $376,000 in its earnings for the thirteen weeks and thirty-nine weeks ending October 30, 2004, respectively, to record these contracts to their market value. The forward contracts are recorded at their fair market value at October 30, 2004.

THE CHILDREN'S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. CREDIT FACILITIES

           Wells Fargo Credit Facility

           Prior to October 30, 2004, the Company had a credit facility (the "Original Wells Fargo Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo"). The Original Wells Fargo Credit Facility provided for up to $85 million in borrowings, which included a sublimit of up to $80 million in letters of credit. Wells Fargo acted as the Company's agent bank for a syndicated group of lenders, under this facility. This credit facility also contained provisions to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that could be borrowed under the credit facility depended on the Company's levels of inventory and accounts receivable. The Original Wells Fargo Credit Facility would have expired in April 2006 and provided for one-year renewal options.

           The Original Wells Fargo Credit Facility also contained covenants, which included limitations on the Company's annual capital expenditures, the maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. Credit extended under the Original Wells Fargo Credit Facility was secured by a first priority security interest in all of the Company's assets, except for assets in Canada.

           Noncompliance with these covenants could result in additional fees, could affect the Company's ability to borrow, or could require the Company to repay the outstanding balance. Amounts outstanding under the Original Wells Fargo Credit Facility bore interest at a floating rate equal to the prime rate or, at the Company's option, a LIBOR rate plus a pre-determined spread. The LIBOR spread was 1.50% to 3.00% depending on the Company's level of availability from time to time.

           As of October 30, 2004, the Company amended and restated its credit facility with Wells Fargo ("the Amended Loan Agreement"), partly in connection with its acquisition of the Disney Store retail chain (See Footnote 10 – Subsequent Events). The terms of the Amended Loan Agreement are substantially the same as the Original Wells Fargo Credit Facility except the Amended Loan Agreement provides for borrowings up to $130 million (including a sublimit for letters of credit of $100 million) and extends the term of the facility until November 1, 2007 with successive one-year renewal options. In addition, the Amended Loan Agreement provides for a temporary over-advance facility under which the Company will have the right to borrow up to $30 million through December 31, 2004, regardless of the amount of collateral. The Amended Loan Agreement is secured by a first priority security interest in substantially all the assets of the Company and its subsidiaries, other than assets in Canada and assets owned by the Company's subsidiaries that were formed in connection with the acquisition of the Disney Stores business in North America. Amounts outstanding under the Amended Loan Agreement bear interest at a floating rate equal to the prime rate or, at the Company's option, a LIBOR rate plus a pre-determined spread. The LIBOR spread will be 1.50% to 3.00%, depending on the Company's level of availability from time to time, except that the LIBOR spread for over-advances will be 4%. The Company expects to use borrowings under the Amended Loan Agreement for working capital purposes and to support the acquisition of the Disney Stores.

           The Company had no outstanding borrowings under its Amended Loan Agreement as of October 30, 2004 and had letters of credit outstanding of $55.1 million. During the thirty-nine weeks ended October 30, 2004, the Company's borrowings under its credit facility represented overnight borrowings for letters of credit that cleared after business hours. The average balance during the thirty-nine weeks ended October 30, 2004 was approximately $563,000 and the average interest rate was 4.27%. The maximum outstanding letters of credit were $60.1 million during the thirty-nine weeks ended October 30, 2004. Availability under the Amended Loan Agreement as of October 30, 2004 was $74.9 million. As of October 30, 2004, the Company was in compliance with all of its covenants under the Amended Loan Agreement.

           As of November 21, 2004, in conjunction with the Company's acquisition of the Disney Stores, the Company entered into a separate credit facility for its new subsidiary which operates this business. In addition, on November 22, 2004, the Company borrowed approximately $53.8 million under the Amended Loan Agreement to satisfy a portion of its payment obligations in connection with the acquisition of the Disney Stores. (see Footnote 10-Subsequent Events)

THE CHILDREN'S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.            CREDIT FACILITIES (continued)

           Toronto Dominion Credit Facility

           The Company has a $8.2 million credit facility with Toronto Dominion Bank (the "Toronto Dominion Credit Facility") to support its Canadian subsidiary. As of October 30, 2004, the Toronto Dominion Credit Facility was secured by a standby letter of credit issued under the Amended Loan Agreement with Wells Fargo to permit up to $1.8 million in borrowings. As of October 30, 2004, there were no borrowings and no letters of credit outstanding under the Toronto Dominion Credit Facility. During the thirty-nine weeks ended October 30, 2004, the Company did not borrow under the Toronto Dominion Credit Facility. The Toronto Dominion Bank can demand repayment and cancel the availability of the Toronto Dominion Credit Facility at any time.

7. INSURANCE PROCEEDS

           During the thirty-nine weeks ended November 1, 2003, the Company received approximately $1.5 million in a partial settlement of its business interruption claim for its World Trade Center store. These proceeds reduced selling, general and administrative expenses on the Company's consolidated statements of income.

8. LITIGATION

           The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

9. INCOME TAXES

           The Company computes income taxes using the liability method. This standard requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between financial statement and income tax basis of assets and liabilities. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes and various accruals and reserves being deductible for future tax periods. The income tax provision recorded for the thirty-nine weeks ended October 30, 2004 reflects the Company's estimated expected annual effective tax rate.

10. SUBSEQUENT EVENTS

           Acquisition of The Disney Store

           On November 22, 2004 (effective as of November 21, 2004), two subsidiaries of the Company consummated the acquisition of the "Disney Store" chain of retail stores in North America (the "Acquisition"), pursuant to the terms of the Acquisition Agreement dated as of October 19, 2004 (the "Acquisition Agreement"), between such subsidiaries of the Company, as purchasers (the "Purchasers"), and two subsidiaries of The Walt Disney Company, as sellers (the "Sellers"). Pursuant to the terms of the Acquisition Agreement, the Purchasers acquired 100% of the outstanding equity interests in The Disney Store, LLC ("TDS USA") and 100% of the outstanding shares of capital stock of The Disney Store (Canada) Ltd. ("TDS Canada") from the Sellers. As a result of the Acquisition, a total of 313 Disney Stores, consisting of all existing Disney Stores in the United States and Canada, other than "flagship" stores and stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business, became owned and operated by subsidiaries of the Company and the lease obligations for all 313 stores and other legal obligations of TDS USA and TDS Canada became obligations of subsidiaries of the Company.

           In consideration for the transfer by the Sellers to the Purchasers of the equity interests in TDS USA and TDS Canada, an estimated working capital payment in the amount of $101.4 million became payable to the Sellers in connection with the consummation of the Acquisition. The amount of this working capital payment, which is subject to adjustment, primarily reflected the level of inventory at the Disney Stores for the 2004 holiday season as of November 21, 2004 as well as a reduction in accounts payable prior to consummation of the Acquisition. Of this amount, $45.4 million was paid to the Sellers by the Company and

THE CHILDREN'S PLACE RETAIL STORES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. SUBSEQUENT EVENTS (continued)

           Acquisition of The Disney Store (continued)

$40.0 million was paid to the Sellers by TDS USA, as permitted by the Acquisition Agreement, on November 22, 2004. Payment of the remaining $16.0 million is due from The Children's Place Retail Stores, but has been deferred for up to one month in accordance with the Acquisition Agreement. Such amount will bear interest until the date of payment.

           Pursuant to a Guaranty and Commitment entered into in connection with the Acquisition (the "Guaranty and Commitment"), the Company invested $50 million into its new subsidiary Hoop Retail Stores, LLC ("Hoop USA"), which merged with TDS USA following the Acquisition, with Hoop USA surviving the merger. Hoop USA now operates the business of the Disney Store in the United States and indirectly owns the entire equity interest in Hoop Canada, Inc. ("Hoop Canada"), the entity that operates the business of the Disney Store in Canada following a merger of TDS Canada into Hoop Canada upon the closing of the Acquisition, with Hoop Canada surviving the merger. Under the terms of the Guaranty and Commitment, the Company is obligated to invest up to an additional $50 million in Hoop USA, as necessary, from time to time in the future to enable Hoop USA and Hoop Canada to comply with their obligations and operate the Disney Store business. Pursuant to the Guaranty and Commitment, the Company also agreed to guarantee the payment and performance by Hoop USA and its Canadian operating subsidiary and certain of their affiliates of their royalty payment and other obligations to TDS Franchising LLC, a subsidiary of The Walt Disney Company, under a License and Conduct of Business Agreement that was entered into in connection with the Acquisition (the "License Agreement"), subject to a maximum liability of The Children's Place Retail Stores of $25 million. In addition, under the License Agreement, until the achievement of certain operating results, Hoop USA is restricted from paying dividends to The Children's Place Retail Stores.

           The Company funded its capital commitment for the Acquisition and its portion of the working capital payment partially through cash on hand and partially through short-term borrowings under its recently expanded credit facility under which Wells Fargo serves as agent (described in Footnote 6 – Credit Facilities). TDS USA funded its $40 million portion of the working capital payment, and the issuance of $23.0 million of standby letters of credit to the Sellers as required by the Acquisition Agreement (primarily for the purpose of backing up the Sellers' obligations for merchandise on order and freight services), by drawing upon a newly established credit facility for The Disney Store, which is described below.

           Pursuant to the terms of the License Agreement, Hoop USA and Hoop Canada will operate retail stores in the United States and Canada using the "Disney Store" name and such stores will contract to manufacture, source, offer and sell merchandise featuring "Disney-branded" characters, past, present and future. For additional information about the Acquisition and the terms of the Acquisition Agreement and the License Agreement, see the Company's Current Reports on Form 8-K dated October 19, 2004 and November 22, 2004.

           The Disney Store Credit Facility

           In connection with the consummation of the Acquisition, TDS USA and its successor Hoop USA and the subsidiaries of Hoop USA, as guarantors, entered into a Loan and Security Agreement (the "Hoop Loan Agreement") dated as of November 21, 2004 with certain financial institutions and Wells Fargo, as administrative agent, establishing a senior secured credit facility for the Disney Store business. The Hoop Loan Agreement provides for borrowings and letters of credit up to $100 million, subject to the amount of eligible inventory and accounts receivable of Hoop USA from time to time. The term of the facility extends until November 1, 2007. Amounts outstanding under the Hoop Loan Agreement will bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at Hoop USA's option, the LIBOR rate plus a pre-determined margin. The prime rate margin will be 0.25% and the LIBOR margin will be 2.0% or 2.25%, depending on Hoop USA's level of excess availability from time to time. The Hoop Loan Agreement contains various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and payment of any indebtedness of Hoop USA and Hoop Canada held by the Company. Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of Hoop USA and Hoop Canada as well as a pledge of a portion of the equity interests in Hoop Canada. Borrowings and letters of credit under the Hoop Loan Agreement will be used by Hoop USA and its subsidiary Hoop Canada for working capital purposes for the Disney Stores. In addition, a portion of the borrowings under the Hoop Loan Agreement at the time of consummation of the Acquisition were used to satisfy a portion of the payment obligations owed to the Sellers in connection with the Acquisition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Business section of the Company's Annual Report on Form 10-K for the year ended January 31, 2004. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

           The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004, filed with the Securities and Exchange Commission.

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

           Revenue Recognition – Sales are recognized upon purchase by customers at our retail stores or when shipped to our customers from our distribution center if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns. Actual sales return rates have historically been within our expectations and the allowance established. However, in the event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected.

           Our policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, unredeemed gift cards are recorded as a liability, included within accrued expenses and other current liabilities on the accompanying consolidated balance sheets. We have not reduced our gift card liabilities for gift cards that are not expected to be redeemed.

           We offer private label credit card customers a discount on future purchases, once they have made purchases that exceed an annual minimum. We estimate the future discounts to be provided based on prior year history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. We defer a proportionate amount of revenue from customers based on an estimated value of future discounts. We recognize such deferred revenue as future discounts are taken on sales above the annual minimum. This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege. All deferred revenue is recognized by the end of the fiscal year, as our private label customers must earn the discount privilege on an annual basis, and such privilege expires prior to our fiscal year end. As of October 30, 2004, approximately $705,000 in revenue has been deferred and will be recognized over the remainder of fiscal 2004.

           Inventory Valuation – Merchandise inventories are stated at the lower of average cost or market, using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. At any one time, inventories include items that have been marked down to our best estimate of their fair market value. We base our decision to mark down merchandise upon its current rate of sale, the season, age and sell-through of the item. To the extent that our estimates differ from actual results, additional markdowns may have to be recorded, which could reduce our gross profit and operating results. Our success is largely dependent upon our ability to gauge the fashion taste of our customers and provide a well-balanced merchandise assortment that satisfies customer demand. Any inability to provide the proper quantity of appropriate merchandise in a timely manner could increase future markdown rates.

           Impairment of Assets – We continually evaluate each store's performance and measure the carrying value of each location's fixed assets, principally leasehold improvements and fixtures, versus its projected cash flows. An impairment loss is recorded if the projected future cash flows are insufficient to recapture the net book value of their assets. To the extent our estimates of future cash flows are incorrect, additional impairment charges may be recorded in future periods.

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

Results of Operations

           The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

                                                           Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                           --------------------                 -----------------------
                                                 October 30, 2004   November 1, 2003     October 30, 2004   November 1, 2003
                                                 ----------------   ----------------     ----------------   ----------------

Net sales.......................................            100.0%             100.0%               100.0%             100.0%
Cost of sales...................................             59.4               59.1                 62.0               62.4
                                                             ----               ----                 ----               ----

Gross profit....................................             40.6               40.9                 38.0               37.6
Selling, general and administrative expenses....             26.4               27.8                 28.9               30.1
Depreciation and amortization...................              3.7                4.6                  4.5                5.2
                                                             ----               ----                 ----               ----

Income before income taxes......................             10.5                8.5                  4.6                2.3
Provision for income taxes......................              4.2                3.3                  1.8                0.9
                                                             ----               ----                 ----               ----
Net income......................................              6.3%               5.2%                 2.8%               1.4%
                                                             ====               ====                 ====               ====

Number of stores, end of period.................              734                689                  734                689

           Effective November 21, 2004, we acquired the business of the Disney Stores in the United States and Canada. Accordingly, our future reported results will include the Disney Stores.

Thirteen Weeks Ended October 30, 2004 (the "Third Quarter 2004") Compared to Thirteen Weeks Ended November 1,2003
(the "Third Quarter 2003")

           Net sales increased by $57.2 million, or 26%, to $280.5 million during the Third Quarter 2004 from $223.3 million during the Third Quarter 2003. During the Third Quarter 2004, we opened 19 new stores: 11 stores in the United States, seven stores in Canada and one store in Puerto Rico. Our comparable store sales increased 18% and contributed $37.3 million of our net sales increase in the Third Quarter 2004. Our comparable store sales increase was primarily the result of a 13% increase in the number of comparable store sales transactions and a 4% increase in our average dollar transaction size. Comparable store sales increased 14% during the Third Quarter 2003. Net sales for the 19 new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $19.9 million.

           During the Third Quarter 2004, we achieved double-digit comparable store sales increases across all our geographical regions, departments and store types. Our West, Canada, Southwest and Rocky Mountain regions reported the strongest comparable store sales increases. By department, our accessories and newborn departments achieved the highest comparable store sales increases. Our annual profitability is highly dependent on our sales and gross margin performance during the third and fourth quarters, which represents the back-to-school and holiday selling seasons. During the four weeks ended November 27, 2004, our comparable store sales increased 9% as compared to a 14% comparable store sales increase for the four weeks ended November 29, 2003. We are unable to predict if our current sales trends will continue throughout the remainder of the holiday season.

           Gross profit increased by $22.7 million to $114.0 million during the Third Quarter 2004 from $91.3 million during the Third Quarter 2003. As a percentage of net sales, gross profit decreased to 40.6% during the Third Quarter 2004 from 40.9% during the Third Quarter 2003. The decrease in gross profit, as a percentage of net sales, was principally due to a lower initial markup and higher markdowns, production and design costs, partially offset by the leveraging of occupancy costs over a larger sales base. During the Third Quarter 2004, our initial markup was lower by 2.2%, as a percentage of net sales, due to our continuing investment in the quality of our garments and the receipt of a larger proportion of basic merchandise, which carries a lower initial markup. In addition, during the Third Quarter 2004, markdowns and production and design costs were higher by 0.4%, as a percentage of net sales. Due to our favorable sales, occupancy costs decreased 2.3% as a percentage of net sales. During the Third Quarter 2004, we continued our strategic acceleration of merchandise receipts, which we believe provides us with greater flexibility, enhances product flows to our stores and improves floorset execution of new season merchandise.

           Selling, general and administrative expenses increased $11.9 million to $74.0 million during the Third Quarter 2004 from $62.1 million during the Third Quarter 2003. Selling, general and administrative expenses decreased to 26.4% of net sales during the Third Quarter 2004 from 27.8% of net sales during the Third Quarter 2003. This decrease, as a percentage of net sales, was due primarily to lower marketing expenses and the leveraging of store payroll, partially offset by higher medical expenses. During the Third Quarter 2004, marketing costs were 1.0% lower as a percentage of net sales than during the Third Quarter 2003, due primarily to lower direct marketing costs. Our direct marketing costs were lower in the Third Quarter 2004 as a result of smaller distributions and lower production costs for our customer mailings. During the Fourth Quarter 2004, we have launched a marketing campaign that includes television advertising in four test markets (including the New York metropolitan area). Due to our strong comparable store sales performance during the Third Quarter 2004, our store payroll expenses were 0.6% lower, as a percentage of net sales, than the Third Quarter 2003. Medical expenses were 0.2% higher, as a percentage of net sales, than the Third Quarter 2003.

           Depreciation and amortization amounted to $10.5 million, or 3.7% of net sales, during the Third Quarter 2004, as compared to $10.2 million, or 4.6% of net sales, during the Third Quarter 2003. The increase in depreciation and amortization primarily was a result of increases to our store base. Depreciation and amortization decreased, as a percentage of net sales, as a result of the leveraging over a larger sales base.

           Our provision for income taxes were $11.8 million and $7.4 million during the Third Quarter 2004 and the Third Quarter 2003, respectively. Our effective tax rate was 40.1% during the Third Quarter 2004 and 39.0% during the Third Quarter 2003. Our tax rate increased during the Third Quarter 2004 based on our updated analysis of the domestic and foreign components of our effective tax rate.

           Our net income in the Third Quarter 2004 increased to $17.7 million from $11.6 million during the Third Quarter 2003, due to the factors discussed above.

Thirty-Nine Weeks Ended October 30, 2004 Compared to Thirty-Nine Weeks Ended November 1, 2003

           Net sales increased $132.0 million, or 23%, to $695.4 million during the thirty-nine weeks ended October 30, 2004 from $563.4 million during the thirty-nine weeks ended November 1, 2003. During the thirty-nine weeks ended October 30, 2004, we opened 45 stores, including our first two stores in Puerto Rico, and closed two stores. Comparable store sales increased 15% during the thirty-nine weeks ended October 30, 2004, which increased our net sales by $79.3 million. During the thirty-nine weeks ended October 30, 2004, our comparable store sales increase primarily was the result of a 13% increase in the number of comparable store transactions and a 2% increase in our average dollar transaction size. Comparable store sales increased 1% during the thirty-nine weeks ended November 1, 2003. Net sales for the 45 stores opened during the thirty-nine weeks ended October 30, 2004, as well as other stores that did not qualify as comparable stores, contributed $52.7 million of the net sales increase.

           During the thirty-nine weeks ended October 30, 2004, we achieved comparable store sales increases across all of our geographical regions, departments and store types. By geography, the West, Canada, Southwest and Rocky Mountain regions were the strongest, while the Northeast region was weakest. Accessories and boys were the best performing departments. Our mall stores were the best performing store type, whereas street locations underperformed compared to results for the overall chain. We are unable to predict if these geographical, department and store type trends will continue in the future.

           Gross profit increased by $52.4 million during the thirty-nine weeks ended November 1, 2004 to $264.1 million from $211.7 million during the thirty-nine weeks ended November 1, 2003. As a percentage of net sales, gross profit increased to 38.0% during the thirty-nine weeks ended October 30, 2004 from 37.6% during the thirty-nine weeks ended November 1, 2003. The increase in gross profit, as a percentage of net sales, was principally due to the leveraging of occupancy costs over a larger sales base and lower markdowns, partially offset by a lower initial markup. During the thirty-nine weeks ended October 30, 2004, occupancy costs, as a percentage of net sales, decreased 2.3% as a result of our comparable store sales increase and larger sales base. Markdowns were lower by 1.7%, as a percentage of net sales, during the thirty-nine weeks ended October 30, 2004 as compared to the thirty-nine weeks ended November 1, 2003 due to continued positive customer response to our merchandise, combined with improved techniques to allocate merchandise to our stores. Our initial markup was 3.3% lower, as a percentage of net sales, during the thirty-nine weeks ended October 30, 2004 as compared to the thirty-nine weeks ended November 1, 2003. Our initial markup was lower due to our continuing investment in garment quality and a larger portion of our inventory invested in basic merchandise, which carries a lower initial markup.

           Selling, general and administrative expenses increased $31.4 million to $200.9 million during the thirty-nine weeks ended October 30, 2004 from $169.5 million during the thirty-nine weeks ended November 1, 2003. Selling, general and administrative expenses were 28.9% of net sales during the thirty-nine weeks ended October 30, 2004 as compared with 30.1% of net sales during the thirty-nine weeks ended November 1, 2003. As a percentage of net sales, selling, general and administrative expenses decreased primarily due to lower store payroll. Due to our strong comparable store sales performance during the thirty-nine weeks ended October 30, 2004, our store payroll expenses were 0.9% lower, as a percentage of net sales, than the thirty-nine weeks ended November 1, 2003. The remainder of our favorable selling, general and administrative expenses, as a percentage of net sales, resulted from the leveraging of marketing and store expenses, partially offset by higher medical expenses.

           Depreciation and amortization amounted to $31.2 million, or 4.5% of net sales, during the thirty-nine weeks ended October 30, 2004, as compared to $29.6 million, or 5.2% of net sales, during the thirty-nine weeks ended November 1, 2003. The increase in depreciation and amortization primarily was a result of a larger store base. As a percentage of net sales, depreciation and amortization decreased as a result of leveraging over a larger sales base.

           Our provision for income taxes were $12.9 million and $5.0 million for the thirty-nine weeks ended October 30, 2004 and the thirty-nine weeks ended November 1, 2003, respectively. Our tax rate was 40.0% during the thirty-nine weeks ended October 30, 2004 as compared with 39.0% during the thirty-nine weeks ended November 1, 2003. Our tax rate increased based on our updated analysis of the domestic and foreign components of our effective tax rate.

           Due to the factors discussed above, our net income increased to $19.3 million during the thirty-nine weeks ended October 30, 2004 from $7.8 million during the thirty-nine weeks ended November 1, 2003.

Liquidity and Capital Resources

           Acquisition of The Disney Store

           On November 22, 2004 (effective as of November 21, 2004), we consummated the acquisition of the "Disney Store" chain of retail stores in North America (the "Acquisition"), pursuant to the terms of the Acquisition Agreement entered into on October 19, 2004 (the "Acquisition Agreement"), between two of our subsidiaries, as purchasers, and two subsidiaries of The Walt Disney Company, as sellers. Pursuant to the terms of the Acquisition Agreement, our subsidiaries acquired 100% of the outstanding equity interests in The Disney Store, LLC ("TDS USA") and 100% of the outstanding shares of capital stock of The Disney Store (Canada) Ltd. ("TDS Canada") from the sellers. As a result of the Acquisition, a total of 313 Disney Stores, consisting of all existing Disney Stores in the United States and Canada, other than "flagship" stores and stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business, became owned and operated by our subsidiaries, and all store lease and other legal obligations of TDS USA and TDS Canada became obligations of our subsidiaries.

           In consideration for the transfer by the sellers to our subsidiaries of the equity interests in TDS USA and TDS Canada, an estimated working capital payment in the amount of $101.4 million became payable to the sellers in connection with the consummation of the Acquisition. The amount of this working capital payment, which is subject to adjustment, primarily reflected the level of inventory at the Disney Stores for the 2004 holiday season as of November 21, 2004 as well as a reduction in accounts payable prior to consummation of the Acquisition. Of this amount, $45.4 million was paid by The Children's Place Retail Stores and $40.0 million was paid by TDS USA, as permitted by the Acquisition Agreement, on November 22, 2004. Payment of the remaining $16.0 million is due from The Children's Place Retail Stores, but has been deferred (with interest) for up to one month in accordance with the Acquisition Agreement.

           Pursuant to a Guaranty and Commitment entered into in connection with the Acquisition (the "Guaranty and Commitment"), we invested $50 million into our new subsidiary Hoop Retail Stores, LLC ("Hoop USA"), which merged with TDS USA following the Acquisition, with Hoop USA surviving the merger. Hoop USA now operates the business of the Disney Store in the United States and indirectly owns the entire equity interest in the entity that operates the business of the Disney Store in Canada. Under the terms of the Guaranty and Commitment, we are obligated to invest up to an additional $50 million in Hoop USA, as necessary, from time to time in the future to enable Hoop USA and its Canadian operating subsidiary to comply with their obligations and operate the Disney Store business. Pursuant to the Guaranty and Commitment, we also agreed to guarantee the payment and performance by Hoop USA and its Canadian operating subsidiary and certain of their affiliates of their royalty payment and other obligations to TDS Franchising LLC, a subsidiary of The Walt Disney Company, under a License and Conduct of Business Agreement that was entered into in connection with the Acquisition (the "License Agreement"), subject to a maximum guaranty liability of The Children's Place Retail Stores of $25 million. In addition, under the License Agreement, until achievement of certain operating results, Hoop USA is restricted from paying dividends to The Children's Place Retail Stores.

           We funded our capital commitment for the Acquisition and our portion of the working capital payment partially through cash on hand and partially through short-term borrowings under our recently expanded credit facility under which Wells Fargo Retail Finance, LLC ("Wells Fargo") serves as agent (described below). TDS USA funded its $40 million portion of the working capital payment, and the issuance of $23.0 million of standby letters of credit to the sellers as required by the Acquisition Agreement (primarily for the purpose of backing up the sellers' obligations for merchandise on order and freight services), by drawing upon a newly established credit facility for The Disney Store (also described below).

Debt Service/Liquidity

           Prior to the Disney Store acquisition, our primary uses of cash were financing new store openings and providing for working capital, which principally represented the purchase of inventory. Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities. As of October 30, 2004, we had no long-term debt obligations or short-term borrowings. After the Disney Store acquisition, however, we had borrowings under our credit facilities for both The Children's Place and The Disney Stores.

           As of October 30, 2004, we amended and restated the credit facility we had with Wells Fargo prior to October 30, 2004 (the "Original Wells Fargo Credit Facility"). The Original Wells Fargo Credit Facility provided for borrowings up to $85 million (including a sublimit for letters of credit of $80 million). The Original Wells Fargo Credit Facility also contained provisions to allow us to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing. The amount that could be borrowed under the Wells Fargo Credit Facility depended on our levels of inventory and accounts receivable. Amounts outstanding under the facility bore interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread. The LIBOR spread was 1.50% to 3.00%, depending on our level of availability from time to time. The Wells Fargo Credit Facility contained covenants, which included limitations on our annual capital expenditures, maintenance of certain levels of excess collateral and a prohibition on the payment of dividends. Credit extended under the Wells Fargo Credit Facility was secured by a first priority security interest in all our assets, except for our assets in Canada.

           As of October 30, 2004, we amended and restated our credit facility with Wells Fargo (the "Amended Loan Agreement"), partly in connection with our acquisition of the Disney Store retail chain. The terms of the Amended Loan Agreement are substantially the same as the Original Wells Fargo Credit Facility except the Amended Loan Agreement provides for borrowings up to $130 million (including a sublimit for letters of credit of $100 million) and extends the term of the facility until November 1, 2007 with successive one-year renewal options. In addition, the Amended Loan Agreement provides for a temporary over-advance facility under which we will have the right to borrow up to $30 million through December 31, 2004, regardless of the amount of collateral. The Amended Loan Agreement is secured by a first priority security interest in substantially all of our assets, other than assets in Canada and assets owned by our subsidiaries that were formed in connection with the acquisition of the Disney Stores business in North America. Amounts outstanding under the Amended Loan Agreement bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread. The LIBOR spread will be 1.50% to 3.00%, depending on our level of availability from time to time, except that the LIBOR spread for over-advances will be 4%. We expect to use borrowings under the Amended Loan Agreement for working capital purposes and to support the acquisition of the Disney Stores.

           As of October 30, 2004, we had no borrowings under our Amended Loan Agreement and had outstanding letters of credit of $55.1 million. Availability as of October 30, 2004 under the Amended Loan Agreement was $74.9 million. The maximum outstanding letters of credit during the thirty-nine weeks ended October 30, 2004 were $60.1 million. We were in compliance with all of the covenants under the Amended Loan Agreement as of October 30, 2004. Noncompliance with these covenants could result in additional fees, could affect our ability to borrow or could require us to repay the outstanding balance. On November 22, 2004 we borrowed approximately $53.8 million under the Amended Loan Agreement to satisfy a portion of our payment obligations in connection with the acquisition of the Disney Stores.

           In connection with our Acquisition of the Disney Stores, TDS USA and its successor Hoop USA and the subsidiaries of Hoop USA, as guarantors, entered into a Loan and Security Agreement (the "Hoop Loan Agreement") dated as of November 21, 2004 with certain financial institutions and Wells Fargo, as administrative agent, establishing a senior secured credit facility for the Disney Store business. The Hoop Loan Agreement provides for borrowings and letters of credit up to $100 million, subject to the amount of eligible inventory and accounts receivable of Hoop USA from time to time. The term of the facility extends until November 1, 2007. Amounts outstanding under the Hoop Loan Agreement will bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at Hoop USA's option, the LIBOR rate plus a pre-determined margin. The prime rate margin will be 0.25% and the LIBOR margin will be 2.0% or 2.25%, depending on Hoop USA's level of excess availability from time to time. The Hoop Loan Agreement contains various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and payment of any indebtedness of Hoop USA and Hoop Canada held by us. Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of Hoop USA and Hoop Canada as well as a pledge of a portion of the equity interests in Hoop Canada. Borrowings and letters of credit under the Hoop Loan Agreement will be used by Hoop USA and its subsidiary Hoop Canada for working capital purposes for the Disney Stores. In addition, a portion of the borrowings under the Hoop Loan Agreement at the time of consummation of our Acquisition of the Disney Stores were used to satisfy a portion of our payment obligations owed to the Sellers. On November 22, 2004, Hoop USA borrowed $40.3 million under the Hoop Loan Agreement, and $23.0 million of standby letters of credit were issued under the Hoop Loan Agreement.

           To support our Canadian operations, we have an $8.2 million credit facility with Toronto Dominion Bank, which, as of October 30, 2004, was collateralized by a standby letter of credit obtained under the Wells Fargo Credit Facility to permit up to $1.8 million in borrowings. As of October 30, 2004, we had no borrowings under our Canadian credit facility and had no outstanding letters of credit. During the thirty-nine weeks ended October 30, 2004, we did not utilize our Canadian credit facility.

Cash Flows/Capital Expenditures

           During the thirty-nine weeks ended October 30, 2004, operating activities provided $4.0 million in cash flow as compared to $32.3 million provided by operating activities during the thirty-nine weeks ended November 1, 2003. Despite higher earnings during the thirty-nine weeks ended October 30, 2004, operating activities generated less cash primarily as a result of increased inventory levels and higher tax payments due to our increased profitability. During the thirty-nine weeks ended October 30, 2004, we strategically accelerated the receipt of our merchandise and correspondingly increased our inventory levels. We believe this strategy has provided us with greater flexibility in reacting to sales trends, enabled us to better manage product flows to our stores and improved our floorset execution of new season merchandise as evidenced by our comparable store sales increase of 15% during the thirty-nine weeks ended October 30, 2004.

           Cash flows used in investing activities were $37.2 million and $25.6 million in the thirty-nine weeks ended October 30, 2004 and the thirty-nine weeks ended November 1, 2003, respectively. During the thirty-nine weeks ended October 30, 2004 and the thirty-nine weeks ended November 1, 2003, we opened 45 stores and 49 stores and remodeled six stores and 11 stores, respectively. In anticipation of the Disney Store acquisition, we have made certain capital investments to support our growing businesses. The increase in cash flows used in investing activities reflects increased expenditures for distribution center and information systems initiatives, partially offset by lower new store expenditures reflecting fewer store openings and remodels during the thirty-nine weeks ended October 30, 2004. Capital expenditures also include ongoing store, office and distribution center equipment needs. We anticipate that total capital expenditures for our Children's Place and Disney Store businesses during fiscal 2004 will be approximately $50 million.

           As noted previously, we acquired the business of the Disney Stores in the United States and Canada as of November 21, 2004. Accordingly, our future reported results will include the Disney Stores.

           In July 2004, we entered into an 11 year lease, with two five-year renewal option periods, for an approximately 525,000 square foot distribution center in South Brunswick Township, New Jersey to support our continued growth. Annual rent under this lease is approximately $2.3 million. We plan to utilize this facility beginning in the second quarter of fiscal 2005. We anticipate it will cost approximately $15 million to install an automated warehouse management system and to renovate this distribution center to meet our needs. In fiscal 2004, we expect to make a cash outlay of approximately $3 million (which is included in our fiscal 2004 capital plans), for this facility. During fiscal 2005, we may enter into lease agreements, to defray a portion of the cash outlay needed for this facility.

           Cash flows provided by financing activities were $2.7 million and $0.8 million during the thirty-nine weeks ended October 30, 2004 and thirty-nine weeks ended November 1, 2003, respectively. During the thirty-nine weeks ended October 30, 2004 and the thirty-nine weeks ended November 1, 2003, cash flows provided by financing activities primarily reflected funds received from the exercise of employee stock options and employee stock purchases.

           We plan to end fiscal 2004 with 750 Children's Place stores and 308 Disney stores. As of December 8, 2004, we operate 750 Children's Place stores and 313 Disney Stores. During the remainder of fiscal 2004, for The Children's Place business, we plan to open one additional store and close one store. During the thirty-nine weeks ended October 30, 2004, we opened 45 stores and closed two stores. For the Disney Store business, we plan to close 7 stores by the end of fiscal 2004. We believe that cash generated from operations and funds available under our credit facilities will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. Our ability to meet our capital requirements will depend on our ability to generate cash from operations. In addition, we will consider additional sources of financing to fund our long-term growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

           In the normal course of business, the Company's financial position and results of operations are routinely subject to market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and income. The Company utilizes cash from operations and short-term borrowings to fund its working capital and investment needs.

           Cash balances are normally invested in short-term financial instruments. Because of the short-term nature of these investments, changes in interest rates would not materially affect the fair value of these financial instruments.

           The Company's credit facilities with Wells Fargo provide a source of financing for its working capital requirements. Borrowings under the facilities bear interest at a floating rate equal to the prime rate or, at the Company's option, a LIBOR rate plus a pre-determined spread. As of October 30, 2004, the Company had no borrowings outstanding under its credit facilities. In November 2004, the Company used its credit facilities with Wells Fargo to fund its acquisition of the Disney Stores. The Company borrowed $53.8 million under its Amended Loan Agreement and $40.3 million under its Hoop Loan Agreement. In addition, $23.0 million of standby letters of credit were drawn on the Hoop Loan Agreement, primarily for the purpose of backing up obligations for Disney Store merchandise on order and freight services. The Company expects to utilize its credit facilities to support its working capital needs for its expanded business in the future.

           Assets and liabilities outside the United States are primarily located in Canada. The Company's investment in foreign subsidiaries with a functional currency other than the U.S. dollar, are generally considered long-term. The Company has purchased forward contracts to reduce the exposure to variability in currency fluctuations in its Canadian operations, which are not designated as hedges for accounting purposes.

Item 4. Controls and Procedures.

           (a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective in ensuring that information required by the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

           (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

           A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Part II - Other Information

Item 1. Legal Proceedings.

           The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

      Exhibit
         No.                            Description of Document
      -------            -----------------------------------------------------------------------------------------

        2.1*             Acquisition Agreement dated as of October 19, 2004 by and among Disney Enterprises, Inc.,
                         Disney Credit Card Services, Inc., Hoop Holdings, LLC and Hoop Canada Holdings, Inc.

       10.3              Fourth Amended and Restated Loan and Security Agreement dated as of October 30,
                         2004 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto, as borrowers, the financial institutions named therein, and
                         Wells Fargo Retail Finance, LLC, as agent.

       10.4*             License and Conduct of Business Agreement dated as of November 21, 2004 by and among TDS Franchising, LLC, The Disney Store, LLC and The Disney Store (Canada)
                         Ltd.

       10.5              Guaranty and Commitment dated as of November 21, 2004 by The Children's Place
                         Retail Stores, Inc. and Hoop Holdings, LLC in favor of The Disney Store, LLC, The
                         Disney Store (Canada) Ltd. and TDS Franchising, LLC.

       10.6              Loan and Security Agreement dated as of November 21, 2004 between The Disney Store,
                         LLC and Hoop Retail Stores, LLC, as borrowers, Hoop Canada Holdings, Inc., as guarantor, Hoop Canada, Inc. and The Disney Store (Canada) Ltd., as secondary guarantors, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent.

        31               Section 302 Certifications

        32               Section 906 Certifications

_______________
* Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K.

      July 2004 Sales Press Release, dated August 5, 2004.
      Second Quarter 2004 Earnings Press Release, dated August 12, 2004.
      Entry into a Material Definitive Agreement with The Walt Disney Company, dated October 19, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN'S PLACE RETAIL STORES, INC.

Date: December 9, 2004	By: /s/ Ezra Dabah Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2004	By: /s/ Seth L. Udasin Vice President and Chief Financial Officer (Principal Financial Officer)