Form 10-K
period 2005-01-29
CHILDRENS PLACE RETAIL STORES INC
filed 2005-04-14
CIK 1041859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fifty-two weeks ended January 29, 2005

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

The aggregate market value of common stock held by non-affiliates was $353,551,056 at the close of business on July 31, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at April 1, 2005: 27,411,078 shares.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for its annual meeting of stockholders to be held on June 23, 2005, are incorporated partially in Part III hereof.

THE CHILDREN’S PLACE RETAIL STORES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 29, 2005
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

Overview

The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company”) is a leading specialty retailer of children’s merchandise.  The Company designs, contracts to manufacture and sells high-quality, value-priced merchandise under its proprietary “The Children’s Place” and licensed “Disney Store” brand names.  As of April 1, 2005, the Company owned and operated 752 The Children’s Place stores and 306 Disney Stores across North America and an Internet store at www.childrensplace.com.

The Children’s Place is a specialty retailer of apparel and accessories for children from newborn to ten years of age.  Our merchandising objective is to offer a unique, colorful, coordinated and balanced lifestyle assortment of high quality, basic and fashion merchandise, at prices that represent substantial value to our customers.

In November 2004, the Company acquired, through a wholly-owned subsidiary, the Disney Store retail chain in North America (the “DSNA Business”) from an affiliate of The Walt Disney Company (“Disney”). Disney Store originated the themed specialty retail environment when its first store opened in Glendale, California in 1987.  Disney Store offers immediate access to unique Disney-branded products, such as apparel, toys, plush, and souvenirs.  Disney Store’s core customer is between the ages of three to six years old.

The Company is structured such that its administrative functions (e.g., finance, real estate, human resources, legal, information technology) are shared by both brands. Functions such as design, merchandising, marketing and store operations are run independently of each other to maintain clearly defined and differentiated brands.  Each brand is overseen by a President who manages day-to-day operations and who reports directly to our Chairman and Chief Executive Officer.

During fiscal 2004, we opened 62 The Children’s Place stores compared to the opening of 53 The Children’s Place stores in fiscal 2003.  We closed three The Children’s Place stores and seven Disney Stores in fiscal 2004, compared to closing five The Children’s Place stores in fiscal 2003.  Our store growth plan in fiscal 2005 includes opening approximately 60 The Children’s Place stores and 10 Disney Stores.

We believe that the following core competencies are critical to our long-term success:

Merchandising Strategy. The Children’s Place merchandising strategy is built on offering an appealing collection of interchangeable outfits and accessories to create a coordinated look distinctive to the brand.  We offer an updated, focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful look at value prices that we believe distinguishes “The Children’s Place” brand.  We divide the year into quarterly merchandising seasons: spring, summer, back-to-school and holiday.  Within each season we deliver two merchandise lines.  Each season is built around a theme that includes an assortment of coordinated basic and fashion apparel with matching accessories designed to encourage multiple item purchases and wardrobe building.

Our Disney Store merchandising strategy is to offer customers a unique, high quality, character driven merchandise assortment at everyday value prices.  Our objective is to offer a focused assortment that addresses all of a child’s lifestyle needs while also offering something for the whole family.  During fiscal 2005, we plan to weight the merchandise mix towards children’s apparel and toys, while de-emphasizing the adult apparel category.  Currently, the Disney Store business is heavily concentrated in the Halloween and holiday seasons.  To reduce the level of seasonality, going forward, we plan to create more compelling seasonal assortments during spring, summer and back-to-school.  These plans have been initiated, and will begin to impact operating results in the second half of fiscal 2005, with the full effect of the change in merchandising strategy to occur in fiscal 2006.  (For clarification, the “DSNA Business” refers to the business we acquired from Disney as of November 21, 2004, whereas the “Disney Store business” refers to the Disney Store business we have operated since the acquisition.)

High Quality/Value Pricing Strategy. We believe that our quality, value price positioning is an important component of our long-term strategy.  We offer high-quality clothing and accessories under “The Children’s Place” brand name at prices below most of our direct mall-based competitors.  We employ this value pricing strategy across our entire merchandise offering.  Our attractive price points are an important factor in the broad consumer appeal that The Children’s Place brand has benefited from over the years.  At Disney Store, we believe that combining the strong appeal of Disney characters with our value pricing strategy will be well received by customers.

Brand Image. We continue to build a strong brand image and customer loyalty for “The Children’s Place” by (1) offering high-quality products at value prices, (2) providing a distinctive collection of coordinated and interchangeable outfits and accessories, (3) maintaining a uniform merchandise presentation, (4) emphasizing our fashionable, youthful image in our marketing visuals and (5) selling our merchandise exclusively in our 752 The Children’s Place stores and on our website.  The Disney Store benefits from one of the strongest brand names in North America.  Elements of the Disney Store brand are being positioned similarly to The Children’s Place.  We will emphasize high-quality products at value prices and offer a more coordinated merchandise product offering.  However, the Disney Store experience will be more interactive and experiential for children, and will also emphasize the “magic” and memories of the Disney character portfolio.

Low-Cost Sourcing. We control the design, sourcing and presentation of our products sold at both The Children’s Place and Disney Store.  We believe that this control is essential in assuring the consistency and quality of our merchandise and the image of each of our brands, as well as in our ability to deliver value to our customers.  We have established long-standing relationships with our trading company and buying agents.  Through these relationships and our extensive knowledge of low cost sourcing, we are able to offer our customers high-quality products at value prices.  Furthermore, we believe that our integrated merchandise approach, from in-house design to in-store presentation, enables us to quickly identify and respond to market trends, uphold rigorous product quality standards, manage the cost of our merchandise and strengthen our brands.  Our offices in Hong Kong, Shanghai and New Delhi add to our ability to lower costs, capitalize on new sourcing opportunities, increase our control over product quality and enable us to respond to changing merchandise trends more effectively and efficiently.  We plan to apply our low-cost sourcing expertise to Disney Store.  These plans have been initiated, and will begin to impact operating results in the second half of fiscal 2005, with the full effect of the change in sourcing strategy to occur in fiscal 2006.

Experienced Management Team. Our management team is led by Ezra Dabah, who guides the management of the Company using his broad apparel merchandising and buying expertise, which includes approximately 20 years in the children’s segment of the market.  In addition, the other members of our management team have an average of 16 years of retail or apparel industry experience and an average of nine years with the Company.

Disney Store Acquisition

In November 2004, two of our subsidiaries acquired the “Disney Store” chain of retail stores in North America from affiliates of Disney.  As a result of the acquisition, these subsidiaries acquired a total of 313 Disney Stores, consisting of all existing Disney Stores in the United States and Canada, other than “flagship” stores and stores located at Disney theme parks and other Disney properties.  In addition, the lease obligations for all 313 stores and other legal obligations became obligations of our subsidiaries.

Like The Children’s Place, Disney Store is a proprietary, mall-based, vertically integrated specialty retailer, with a similar customer demographic.  We believe that combining the Disney brand with our merchandising, sourcing and retail operating expertise will result in significant margin expansion and expense leverage.  As of January 31, 2005, we transitioned the Disney Store business onto our technology systems, and are receiving and distributing merchandise through our distribution centers.  Going forward, our focus includes: utilizing our low-cost sourcing expertise to reduce product costs and enhancing merchandise margin; remodeling between 30 and 35 Disney Stores into our new store prototype for Disney Stores; and creating, developing and executing our merchandising strategy.  We believe these strategies, combined with lowering retail prices and leveraging expenses across a larger sales base, should lead to increased profitability.

Merchandising Process

While we have separate design and merchandising teams for each brand, the process and planning schedules are similar.  To execute our merchandising strategies, we rely on the coordinated efforts of our design, merchandising, sourcing, planning and allocation teams. These teams, in conjunction with senior management, review prior season results, fashion trends, colors and designs that we will offer in upcoming seasons. Merchandising selects products from the assortment of merchandise designs that are created by the design team for production.  In addition, the Disney Store design team assesses characters and attends toy shows and fairs to determine what toys to include in the assortment.  Then, based upon detail design specifications, including production quantities determined by merchandising and planning, the sourcing team arranges for the manufacture of the selected styles.

Our design and trend teams analyze and interpret current and emerging fashion trends, translating them into a broad selection of merchandise appropriate for upcoming seasons.  In addition, our Disney Store design and trend teams evaluate the popularity and relevancy of existing characters, as well as the perceived customer receptivity to new characters, to create a unique and compelling merchandise assortment.  Across both brands, work on each of our seasonal lines begins approximately one year before the season, with the gathering of samples and market intelligence on fashion trends.  This process involves extensive European and domestic market research, media, trade shows, fashion magazines, the services of fashion and color forecast organizations, analysis of prior season performance and at Disney Store, collaboration with other business units of Disney such as the Consumer Products Division and the Disney studios.  After the design teams present their ideas, the designers, with the direction of merchandising, translate those ideas into a merchandise assortment that reflects the theme of the season.  These interpretations include variations in fabric and other materials, product color, decoration, character selection and age-appropriate silhouettes.  Potential items are designed using computer aided design technology, giving us the opportunity to consider a wide range of style and fashion options.  In addition, our sourcing teams and Asian offices coordinate the production of apparel prototype samples which enable our merchandising teams to ensure that our merchandise will properly reflect our design concepts, and allow us to get the most accurate understanding of an item’s color, fit, texture and quality.  We have also instituted a process that involves working with samples in a simulated in-store environment.  This enables our design, merchandising, visual and marketing teams to create a cohesive, well balanced and fresh approach to each season.

The merchandise management teams create a detailed purchasing plan for the season covering each department, category and key item, based on historical, current and emerging category trends.  The production process takes approximately five months from order confirmation to receipt of merchandise at our distribution facilities.  Our planning teams monitor current and projected inventory levels on a weekly basis and analyze sales patterns to predict future demand for various categories.  We regularly monitor sales and maintain some flexibility to adjust merchandise on order for future seasons or to accelerate delivery of merchandise. Our merchandise allocation teams are responsible for planning and allocating merchandise to each store based on sales levels, merchandise turns and other factors.

Sourcing and Procurement

We combine management’s extensive apparel sourcing experience with a cost-based buying strategy to control merchandise costs, infuse quality features into our product and deliver value to our customers. We believe we have a thorough understanding of the economics of apparel manufacturing, including costs of materials and components.  This knowledge enables us to determine the most cost-effective country and manufacturer from which to source each item and obtain high quality, low product costs.  Relying on our supplier relationships, our knowledge of manufacturing costs and our ability to leverage increasing volumes, we believe we have been able to arrange for the manufacture of high-quality apparel and accessories at low cost.  With the addition of the Disney Store business, we are now sourcing “hardlines” merchandise such as toys, mugs, and snow globes using the same sourcing strategies.

Our sourcing team makes on-site visits to our independent agents and various manufacturers to negotiate product costs, finalize technical specifications for each product and confirm delivery of merchandise manufactured to our specifications.  During fiscal 2004, more than 200 independent manufacturers located primarily in Asia produced merchandise sold at The Children’s Place to our specifications.  Given the timing of the acquisition of the DSNA Business, we did not source any Disney Store merchandise sold during fiscal 2004, and we were unable to materially impact Disney Store merchandise to be sold during the first half of fiscal 2005.  Merchandise that was sourced by us is expected to begin to arrive in stores during the third and fourth quarters of fiscal 2005.  To support our growing inventory needs and to control merchandise costs, we continue to pursue global sourcing opportunities and consider product quality and cost, reliability of the manufacturer, and service and product lead times, among other factors.

We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars.  We are parties to agency agreements with commissioned independent agents who oversee production, assist in sourcing and pre-production approval, provide quality inspection and ensure timely delivery of merchandise.  During fiscal 2004, we purchased approximately 15% of our products from a commissioned, independent agent in Taiwan, and approximately 20% of our product through a Hong Kong-based trading company. This trading company is responsible for procurements from wholly-owned facilities as well as contract manufacturers located throughout Asia.  We have developed long-term, continuous relationships with key individual manufacturers and material suppliers, which have yielded numerous benefits, including quality control, low costs, and flexible working arrangements.  In addition, we believe our offices in Hong Kong, Shanghai and New Delhi enable us to obtain more favorable material and manufacturing costs and quickly identify and act on new sourcing and supplier opportunities. Our Asian offices also facilitate our prototype sample production and enable us to foster stronger relationships with our suppliers, manufacturers, agents and trading companies.  During fiscal 2004, we purchased approximately 30% of our merchandise without the aid of commissioned buying agents or trading companies.  Together with our agents and key suppliers, we use tracking systems that enable us to anticipate potential delivery delays in our orders and take action to mitigate the impact of any delays.  Using our purchase order, advanced shipping notification and tracking systems, our independent agents and our sourcing department actively monitor the status of each purchase order from order confirmation to merchandise receipt.

To ensure quality and promote consumer confidence in our products, we augment our manufacturers’ testing requirements with our own, in-house quality assurance laboratory to test and evaluate fabric, trimming materials and pre-production samples against a comprehensive range of physical performance standards before production begins.  The quality control personnel of our Asian offices, independent agents and trading company visit the various manufacturing facilities to monitor and improve the quality control and production process.  Our Asian offices have enhanced our quality control by enabling us to monitor component and manufacturing quality at close range and address related problems at an early stage.  With this focus on pre-production quality approval, we are generally able to detect and correct quality-related problems before bulk production begins.  We do not accept finished goods until each purchase order receives formal certification of compliance from our agents’ or appointed third party inspectors.

In addition to our quality control procedures, we have implemented a social compliance program designed to promote compliance with local legal regulations, as well as ethical and socially responsible business practices.

The program involves on-site facility visits by either our social compliance auditors or third party providers, review of documentation, and interviews of facility management and workers.  Additionally, our program includes education and training of our associates and our suppliers in order to ensure the sustainability of our program.

Company Stores

Existing Stores. As of April 1, 2005, we operated 752 The Children’s Place stores and 306 Disney Stores in North America.  Most of The Children’s Place stores are clustered in and around major metropolitan areas in regional malls, with the exception of 88 strip center, 73 outlet and 47 street stores.  All of our Disney Stores are in regional malls with the exception of one outlet store.  The following table sets forth the number of stores in each state, Canadian province and Puerto Rico as of April 1, 2005:

UNITED STATES AND PUERTO RICO

State	Number of The Children’s Place Stores	Number of Disney Stores	Total Number of Stores
Alabama	9	3	12
Arizona	11	6	17
Arkansas	2	1	3
California	65	45	110
Colorado	9	4	13
Connecticut	15	6	21
Delaware	4	2	6
Florida	43	25	68
Georgia	18	6	24
Hawaii	2	1	3
Idaho	1	1	2
Illinois	36	15	51
Indiana	14	7	21
Iowa	6	1	7
Kansas	5	2	7
Kentucky	7	3	10
Louisiana	9	3	12
Maine	4	1	5
Maryland	22	6	28
Massachusetts	23	7	30
Michigan	21	9	30
Minnesota	11	3	14
Mississippi	4	0	4
Missouri	15	5	20
Montana	1	0	1
Nebraska	3	0	3
New Hampshire	4	4	8
New Jersey	39	15	54
New Mexico	2	2	4
New York	73	21	94
Nevada	6	2	8
North Carolina	17	7	24
North Dakota	1	0	1
Ohio	25	13	38
Oklahoma	2	2	4
Oregon	9	3	12
Pennsylvania	38	19	57
Rhode Island	3	1	4
South Carolina	10	0	10
South Dakota	1	0	1
Tennessee	12	5	17
Texas	43	20	63
Utah	6	0	6
Vermont	1	0	1
Virginia	18	7	25
Washington	10	5	15
West Virginia	1	2	3
Wisconsin	9	3	12

Puerto Rico	6	0	6

Total United States and Puerto Rico	696	293	989

CANADA

Province	Number of The Children’s Place Stores	Number of Disney Stores	Total Number of Stores
Alberta	4	2	6
British Columbia	3	1	4
Manitoba	2	1	3
New Brunswick	2	1	3
Nova Scotia	2	1	3
Ontario	28	7	35
Quebec	13	0	13
Saskatchewan	2	0	2

Total Canada	56	13	69

Total Stores	752	306	1,058

Store Type.

The Children’s Place. Our average store is approximately 4,500 square feet and features a design that incorporates light wood floors, fixtures and trim.  The store is brightly lit, featuring floor-to-ceiling glass windows that allow our colorful fashions to attract customers from the outside.  A customized grid system throughout the store’s upper perimeter displays featured merchandise, marketing photographs and promotions.  Each line is merchandised as a collection of coordinated fashion and basic items, with matching accessories.  We continually refine our merchandise presentation strategy to improve the shopping experience of our customers.  We believe that our merchandise presentation effectively displays “The Children’s Place” coordinated look and creates a visually attractive selling environment that maximizes customer convenience and encourages the purchase of multiple items.

During fiscal 2002, we introduced a new store prototype.  The stores are unique, fun, bright and use color to create boutique-like settings that better differentiate the various departments within the store.  The stores also feature wide aisles for customers with strollers, and more wall space allowing for enhanced merchandise presentation and ease of shopping.  As of April 1, 2005, 140 stores were in this format.  In fiscal 2005, all of our new stores (except for outlets) and remodels will be in the prototype design.

Our street and strip center locations represent approximately 18% of The Children’s Place store base and provide opportunities for further penetration in established markets.

Our typical outlet stores are approximately 6,000 square feet and represent approximately 10% of The Children’s Place store base.  Our outlet stores are mostly located in outlet centers and are strategically placed within each market to liquidate markdown merchandise from nearby stores.  We also sell an assortment of full-priced merchandise in our outlet stores.  We view our outlet business as an important component of our future growth.

Disney Store. The average Disney Store is approximately 4,700 square feet. Currently, several Disney Store formats exist: “Pink and Green” (48% of the store base); “Piperail” (41% of the store base); “Millennium” (7% of the store base); and “Castle” (4% of the store base).  In 2005, we plan to introduce a new “Mickey” store prototype subject to approval from our licensor, and will embark on an aggressive store remodeling initiative over the next several years to create a more updated and uniform brand statement.  We believe the new “Mickey” prototype ties more closely to the “magic” and memories associated with the Disney characters and theme park experience.

Store Operations

Our store operations are organized into ten and five regions for The Children’s Place and Disney Store, respectively.  A regional manager oversees each region and has several district managers’ reporting to him or her.  Each district manager is responsible for approximately eight to ten stores, on average.  Our stores are staffed by a store management team and approximately 10 part-time sales associates, with additional part-time associates hired to support seasonal needs.  Across both brands, our store management teams spend a majority of their workweek on store selling floors providing direction, motivation, training and support to store personnel.  To maximize selling productivity, we engage in an ongoing training process, which emphasizes customer service, selling skills, merchandise presentation, procedures and controls.  In order to motivate our store management, we offer a monthly incentive compensation plan that awards bonuses for exceeding pre-established goals.

Store Expansion Program

The Children’s Place. During fiscal 2004 we opened 62 new stores and closed three, compared to the opening of 53 new stores and five store closings in fiscal 2003.  Our store growth plans in 2005 include opening approximately 60 stores, 38 in the United States, 15 in Canada and seven in Puerto Rico.

The Company’s new store return on investment (defined as the return on investment for stores in which the then current fiscal year was their first full year of operation) for fiscal 2004, fiscal 2003 and fiscal 2002 approximated 87%, 56% and 35%, respectively.  The Company defines return on investment as store level operating cash flow for new stores divided by new store investment.  Store level operating cash flow for new stores is comprised of direct store contribution before the amortization of deferred rent, and depreciation and amortization expense.  Fiscal 2004 average store level operating cash flow for new stores approximated $350,000, a 54% increase over fiscal 2003.  Average store investment includes store capital expenditures, initial inventory and pre-opening costs less lease incentives and an estimate for merchandise payables.  Fiscal 2004 average new store investment approximated $404,000, a 0.5% decrease from fiscal 2003.  Fiscal 2004 new stores had average net sales of approximately $1,418,000, a 26% increase over fiscal 2003.

Disney Store. In November 2004, the Company acquired 313 Disney Stores.  Subsequently, seven stores were closed, which brought the year-end store count to 306.  Our store growth plans in 2005 include opening approximately 10 Disney Stores, eight in the United States and two in Canada.  Of these 10 new stores, approximately six will be outlet stores, a new growth venue for the Disney Store chain.  In addition, the Company plans to remodel between 30 and 35 Disney Stores in fiscal 2005.

To determine the location of new stores, we conduct onsite visits and analyses of potential store sites, taking into account the performance of our stores and other retailers in the area, as well as the demographics of the surrounding area.  In addition, we consider the store’s location relative to consumer traffic patterns and proximity to other children’s retailers.

Internet Sales

We believe the Internet is an effective sales, merchandising and marketing channel for our existing The Children’s Place customers in the United States, and is also effective in generating new customers from the portion of the U.S. population that may not have access to our store locations or who prefer to shop online.  Our Internet business represented approximately 1.5% of The Children’s Place sales in fiscal 2004.  This profitable business continues to grow at a rapid rate and we believe it is an integral part of our customer service and brand awareness strategies.

We will operate an Internet store at www.disneystore.com beginning in October 2005.

Marketing

We strive to enhance our brands’ reputation and image in the marketplace and build recognition and equity by marketing our image, product and value message through our store front windows, direct mail, in-store marketing and “The Children’s Place” private label credit card.  Our direct mail marketing programs are designed to increase sales, promote brand loyalty and create customer excitement.  During the fiscal 2004 holiday season, we launched an external advertising test for The Children’s Place in four markets, which included television, print and out-of-home (billboards, subways and bus shelters).  In fiscal 2005, we plan to once again utilize external advertising at The Children’s Place, in support of the back-to-school season.  In addition, our Disney Store brand benefits indirectly from Disney’s substantial advertising efforts.

We view The Children’s Place private label credit card as an important marketing and communication tool.  Pursuant to a merchant services agreement, private label credit cards are issued to our customers for use exclusively at The Children’s Place stores and credit is extended to such customers on a non-recourse basis to us.  Our private label credit card accounts for approximately 12% of The Children’s Place net sales.  We believe that our private label credit card promotes affinity and loyalty among those customers who use the card and facilitates communication with such customers through delivery of coupons and promotional materials.  During fiscal 2004, we renegotiated and extended our merchant services agreements in the United States and Canada.

Logistics

We currently support both The Children’s Place stores and Disney Stores with an approximately 200,000 square foot distribution center in Secaucus, New Jersey, a 250,000 square foot distribution center in California, and a 95,000 square foot distribution center in Ontario, Canada.  Our distribution centers utilize an automated warehouse system, which employs radio frequency technology and automated conveyor systems.  In 2004, we signed a lease for a 525,000 square foot distribution center in South Brunswick Township, New Jersey.  This new facility will be fully automated, support both brands and we anticipate utilizing it beginning in the summer of 2005.  Our existing fully automated distribution center in Secaucus, New Jersey will then be used to support our Internet business.  In addition, we operate other leased facilities located near our headquarters, which we currently use for e-commerce fulfillment and additional office space.

Competition

The children’s apparel, toy and media retail markets are highly competitive.  We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.); The Gymboree Corporation; Too, Inc.; Babies “R” Us and Toys “R” Us (each of which is a division of Toys “R” Us, Inc.); J.C. Penney Company, Inc.; Sears (a division of Sears Holdings Corporation).; Kohl’s and other department stores as well as discount stores such as Wal-Mart Stores, Inc.; Target Corporation; and K-Mart (a division of Sears Holdings Corporation).  We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers.  In our Disney Store business, we compete with the Disney theme parks and with third parties selling Disney-branded merchandise under license.  One or more of our competitors are present in substantially all of the areas in which we have stores.

We believe that the principal factors of competition in our marketplace are perceived value, merchandise assortment, brand name recognition, customer service, and a friendly store environment. We believe that we have been able to compete effectively in the children’s apparel market because of our reputation in the marketplace and consistent merchandise offering of high-quality, coordinated basic and fashion outfits at consistent value prices, sold in a friendly environment.

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

License Agreement With Disney

In connection with the acquisition of the DSNA Business, two of our subsidiaries entered into a license and conduct of business agreement with an affiliate of Disney (the “License Agreement”) under which our subsidiaries have the right to use certain Disney intellectual property to operate the Disney Store retail chain in exchange for ongoing royalty payments.  The agreement allows our subsidiaries to operate retail stores in the United States and Canada using the “Disney Store” name and to contract, manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future.  Our subsidiaries will make royalty payments to Disney beginning in November 2006 equal to 5% of net sales from physical Disney Store locations, subject to an additional royalty holiday period with respect to a limited number of stores.  Beginning in October 2005, our subsidiaries will operate the www.disneystore.com Internet store, which will feature a select assortment of merchandise offered in the physical Disney Store locations.  In the first year, Internet sales have a 5% royalty, and 9%, and in some instances 10%, thereafter.  The initial term of the License Agreement is 15 years and, if certain financial performance and other conditions are satisfied, it may be extended at our option for up to three additional ten-year terms.

Employees

As of April 1, 2005, we had approximately 18,000 employees, of whom approximately 1,100 are based at our corporate headquarters in Secaucus, New Jersey, our Disney Store office in Glendale, California, our distribution centers and international offices.  We have approximately 3,400 full-time store employees and approximately 13,500 part-time store employees.  None of our employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

Executive Officers and Directors

The following table lists the current executive officers and directors of the Company:

NAME	AGE	POSITION

Ezra Dabah	51	Chairman of the Board of Directors and Chief Executive Officer
Neal Goldberg	46	President, The Children’s Place
Mario A. Ciampi	44	President, Disney Store North America
Steven Balasiano	42	Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
Richard Flaks	42	Senior Vice President, Planning, Allocation and Information Technology
Amy Hauk	38	Senior Vice President, General Merchandise Manager
Brian Kleinberg	47	Senior Vice President, Marketing
Nina L. Miner	55	Senior Vice President, Design and Trend Development
Mark L. Rose	39	Senior Vice President, Chief Supply Chain Officer
Seth L. Udasin	48	Vice President, Finance, Chief Financial Officer and Treasurer
Chuck Crovitz	51	Director
Malcolm Elvey	63	Director
Robert Fisch	55	Director
Sally Frame Kasaks	60	Director
John F. Megrue	46	Director
Stanley Silverstein	80	Director

Website Access to Reports

The Company makes its corporate governance materials, ethics policy and periodic filings with the Securities and Exchange Commission available on its website, www.childrensplace.com.  These documents are free of charge and are available for viewing as soon as is reasonably practical.

Risk Factors

Investors in the Company should consider the following risk factors as well as the other information contained herein.

Ability to Reposition Disney Store

A significant portion of our future success involves integrating, developing and growing the Disney Store business.  The realization of any revenue growth, cost savings or synergies from the acquisition will depend largely upon our ability to: (i) secure substantially lower merchandise costs from vendors and suppliers; (ii) remodel the current store fleet into our new store prototype and successfully operate the stores; (iii) source hardlines merchandise at favorable prices; (iv) fully execute leases for 107 Disney Stores operating under letter agreements from landlords as of April 1, 2005; (v) execute our strategies for Disney Store without adversely impacting the existing The Children’s Place business; and (vi) obtain required approvals from Disney on a timely basis.

There can be no assurance that we can successfully execute any of these actions or that our strategies for Disney Store will achieve the results necessary to generate profits.  If we fail to adequately integrate the Disney Store operation or cannot successfully execute its growth strategy, our results of operations will be adversely impacted.

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

Inability to Maintain Profitable Growth

Our future operating results will depend largely upon our ability to manage a larger business profitably and open and operate new stores successfully.  We anticipate opening approximately 70 stores during fiscal 2005, which will include approximately 60 The Children’s Place stores and 10 Disney Stores. Our ability to open and operate new stores successfully depends on many factors, including, among others, the availability of suitable store locations, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to successfully integrate new stores into our existing operations, the ability to hire and train store personnel and the ability to recognize and respond to regional and climate-related differences in customer preferences.

We cannot assure you that we will achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods.  In fiscal 2004, The Children’s Place store base grew by 8.5% compared to 7% during fiscal 2003, and is anticipated to grow by approximately 8% in fiscal 2005.  Including the Disney Stores, our total store base grew by 53% in fiscal 2004, and is anticipated to grow by approximately 7% in fiscal 2005.  Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings.  We may not be able to sustain the new store return on investment we experienced in fiscal 2004 of 87%.  Furthermore, we need to continually evaluate the adequacy of our store management and our information and distribution systems to manage our planned expansion.  Any failure to successfully and profitably execute our expansion plans could have a material adverse effect on our business.

We believe that cash on hand, cash generated from operations and funds available under our credit facilities will be sufficient to fund our capital and other cash flow requirements for our business for at least the next 12 months.  However, it is possible that we may be required to seek additional funds for our capital and other cash flow needs, and we cannot assure you that we will be able to obtain such funds on terms favorable to us or at all.

Potential Disruptions in Receiving and Distribution

Our merchandise is shipped directly from manufacturers through freight consolidators to our distribution centers.  Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities.  Furthermore, it is possible that events beyond our control, such as a military action, strike, natural disaster or other disruption, could result in delays in delivery of merchandise to our stores. Any such event could have a material adverse effect on our business.

Sensitivity to Economic, Regional and Other Business Conditions

Our business is sensitive to customers’ spending patterns which are subject to prevailing regional and national economic conditions such as consumer confidence, recession, interest rates, energy prices and taxation.  We are, and will continue to be, susceptible to changes in national and regional economic conditions, raw material costs, weather conditions, demographic and population characteristics, hourly wage legislation, consumer preferences and other regional factors.

Changes in Comparable Store Sales Results from Period to Period

Numerous factors affect our comparable store sales results, including, among others, merchandise assortment, retail prices, fashion trends, weather conditions, macro-economic conditions, the retail sales environment and our success in executing our business strategy.  During fiscal 2004, we reported a comparable store sales increase of 16%, which we believe was primarily due to the success of our strategic initiatives.  During fiscal 2003, we reported a comparable store sales increase of 4%.  Our monthly comparable store sales results have fluctuated significantly in the past and we anticipate that our monthly comparable store sales will continue to fluctuate in the future.  Moreover, comparable store sales for any particular period may decrease in the future.  Further, in February 2006, approximately 270 Disney Stores will be added to our comparable store sales base, which may adversely impact our consolidated comparable store sales performance.  The investment community often follows comparable store sales results closely and significant fluctuations in these results may affect the price of our Common Stock.  Any variations in our comparable store sales results could have a material adverse effect on the market price of our Common Stock.

Effect of Fluctuations in Quarterly Results and Seasonality on Income

As is the case with many retailers, we experience seasonal fluctuations in our net sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. For example, in fiscal 2004, 23%, 19%, 28% and 30% of our net sales from The Children’s Place occurred in the first, second, third and fourth quarters, respectively.  Including Disney Store for the 10 weeks during which we operated the business in fiscal 2004, 20%, 16%, 24% and 40% of our consolidated net sales occurred in the first, second, third and fourth quarters, respectively.  In fiscal 2004, we experienced a second quarter loss and expect to experience a second quarter loss in fiscal 2005.  It is possible that we will continue to experience second quarter losses in future periods.  It is also possible that we could experience losses in other quarters.  Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday.  Our third quarter results are heavily dependent upon back-to-school sales and Disney Store is heavily dependent on Halloween.  Our fourth quarter results are heavily dependent upon sales during the holiday season. Weak sales during any of these periods could have a material adverse effect on our business.

Our quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including overall macro-economic conditions, the timing of new store openings and related pre-opening and other start-up costs, net sales contributed by new stores, increases or decreases in comparable store sales, weather conditions, shifts in the timing of certain holidays, changes in our merchandise mix and pricing strategy.  Moreover, a significant portion of Disney Store net sales are generated during the third and fourth quarters of the fiscal year, which will therefore make the seasonality of the total company more heavily weighted to those quarters.  Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year.  In addition, because our expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in our net income.

Dependence on The Walt Disney Company Character Franchise and Brand

The Disney Store business is driven largely by customers’ interests in apparel, toys and other products featuring Disney characters.  New characters featured prominently in movies and home videos and national marketing campaigns heighten consumers’ interests and in-store traffic.  While traditional licensed properties such as Mickey & Friends, the Pooh Family and Disney Princess may sustain store sales throughout the year, new characters enthuse young children and lead to increased customer traffic.  Our ability to grow the Disney Store business is thus dependent on Disney’s ability to create new and likable characters, either proprietarily or through creative partnerships and alliances with third parties.  If Disney is unable to do this, the development of new characters will be slowed, and our ability to generate increased sales at the Disney Store could be adversely affected.

The Disney Store business is strongly aligned with the “Disney” brand, the maintenance and cultivation of which is outside of our control. The Disney Store business is subject to certain risks because it relies heavily on the strong brand identification of the Disney logo, the beloved nature of the Disney characters and the Disney brand name.  All of the products within the Disney Stores are intrinsically tied to consumers’ image of the Disney brand.  While the Disney brand is among the world’s most recognized and highly regarded brands, it is subject to changes in public opinion and ever changing consumer preferences.  If unfavorable events occur that negatively impact the consumers’ perception of Disney or the Disney brand/logo, our future results of operation and financial condition could be adversely affected.

Competition

The children’s apparel, toy and media retail markets are highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.); The Gymboree Corporation; Too, Inc.; Babies “R” Us and Toys “R” Us (each of which is a division of Toys “R” Us, Inc.); J.C. Penney Company, Inc.; Sears (a division of Sears Holdings Corporation); Kohl’s and other department stores, as well as discount stores such as Wal-Mart Stores, Inc.; Target Corporation; and K-Mart (a division of Sears Holdings Corporation).  We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers.  In our Disney Store business, we compete with the Disney theme parks and with third parties selling Disney-branded merchandise under license.  In addition, media items such as compact discs and DVDs can be purchased in virtually every retail channel.  One or more of our competitors are present in substantially all of the areas in which we have stores.  Many of our competitors are larger than us and have access to significantly greater financial, marketing and other resources than we have.  We cannot assure you that we will be able to continue to compete successfully against existing or future competition.

Foreign Currency Fluctuations

We conduct our business in U.S. dollars.  However, because we purchase substantially all of our products overseas, the cost of these products may be affected by changes in the values of the relevant currencies.  To date, we have not significantly hedged against foreign currency fluctuations; however we may pursue hedging alternatives in the future.  Since our expansion into Canada in fiscal 2002, our exposure to the risk of foreign currency fluctuations has increased.  Although foreign currency fluctuations have not had a material adverse effect on our business in the past, we cannot predict whether such fluctuations will have such an effect in the future.

Dependence on Unaffiliated Manufacturers and Independent Agents

We do not own or operate any manufacturing facilities, and therefore, are dependent upon independent third parties for the manufacture of all of our products.  Our products are currently manufactured to our specifications, pursuant to purchase orders, by more than 200 independent manufacturers located primarily in Asia.  We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities.  In addition, we have no formal written agreement with the Hong Kong-based trading company through which we purchased approximately 20% of our products in fiscal 2004.  We also purchased approximately 15% of our products in fiscal 2004 from a single agent in Taiwan, which has an exclusive arrangement with us, but is not obligated to sell exclusively to us.  Although we believe that we have established close relationships with our trading company, independent agents and principal manufacturers, the inability to maintain such relationships or to find additional sources to support future growth could have a material adverse effect on our business.

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

Breach of Disney License Agreement

The Disney Store business operates under a License Agreement with an affiliate of Disney, under which we have the right to use certain Disney intellectual property in the Disney Store business in exchange for ongoing royalty payments.  Upon the occurrence of certain specified events, including an uncured breach of royalty non-payment and other repeated material breaches of the License Agreement by our subsidiaries, certain material breaches by us of a guaranty and commitment, and certain changes in ownership or control of The Children’s Place Retail Stores, Inc. or the subsidiaries that own and operate the Disney Store business, Disney will have the right to terminate the License Agreement.  Some of these events may be beyond our control.  If the License Agreement is terminated, the Disney affiliate may require us to sell the Disney Store business back to Disney or one of its affiliates or to a third party at a price to be determined by appraisal or, in the absence of such sale, to wind down the Disney Store business in an orderly manner.

Risk of Operating Stores in Foreign Countries

During fiscal 2002, we opened our first The Children’s Place stores in Canada and during fiscal 2004 we opened our first The Children’s Place stores in Puerto Rico.  We cannot assure you that we will be able to address in a timely fashion the risks of operating stores in foreign countries such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements.

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

Control by Certain Stockholders

As of April 1, 2005, Ezra Dabah and certain members of his family beneficially own 6,454,110 shares of our Common Stock, constituting approximately 22.9% of the outstanding Common Stock.  As a result, Ezra Dabah has, and will continue to have, significant influence on the election of our directors and on determining the outcome of any matter submitted to a vote of our stockholders for approval.

Stock Price Volatility

Our Common Stock, which is quoted on the Nasdaq National Market, has experienced and is likely to experience significant price and volume fluctuations, which could adversely affect the market price of the Common Stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results, our comparable store sales results, announcements by other retailers or Disney, the overall economy, the geopolitical environment and the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially.

Legislation Actions and New Accounting Pronouncements

In order to comply with the Sarbanes-Oxley Act of 2002, as well as proposed changes in listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which could cause our general and administrative expenses to increase.  Effective in the third quarter of fiscal 2005, we are required to recognize compensation expense for stock-based compensation, which will negatively impact future operating results.  Proposed changes in the accounting rules, including legislative and other proposals could increase the expenses we report under GAAP and affect our operating results.

Anti-Takeover Provisions of Applicable Delaware Law and Our Certificate of Incorporation and Bylaws

Certain provisions of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and Amended and Restated By-laws (the “By-laws”) may have anti-takeover effects and may discourage, delay or prevent a takeover attempt that a stockholder might consider in the stockholder’s best interest. These provisions, among other things, (1) classify our Board of Directors into three classes, each of which will serve for different three year periods, (2) provide that only the Chairman of the Board of Directors may call special meetings of the stockholders, (3) provide that a director may be removed by stockholders only for cause by a vote of the holders of more than two-thirds of the shares entitled to vote, (4) provide that all vacancies on our Board of Directors, including any vacancies resulting from an increase in the number of directors, may be filled by a majority of the remaining directors, even if the number is less than a quorum, (5) establish certain advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings, and (6) require a vote of the holders of more than two-thirds of the shares entitled to vote in order to amend the foregoing provisions and certain other provisions of the Certificate of Incorporation and By-laws. In addition, the Board of Directors, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock, which may have rights senior to those of the Common Stock. Moreover, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, as amended, which would require a two-thirds vote of stockholders for any business combination (such as a merger or sales of all or substantially all of our assets) between The Children’s Place and an “interested stockholder,” unless such transaction is approved by a majority of the disinterested directors or meets certain other requirements.  In certain circumstances, the existence of these provisions, which inhibit or discourage takeover attempts, could reduce the market value of our Common Stock.

ITEM 2. — PROPERTIES

We currently support both The Children’s Place stores and Disney Stores with an approximately 200,000 square foot distribution center in Secaucus, New Jersey, a 250,000 square foot distribution center in California, a 95,000 square foot distribution center in Ontario, Canada, our corporate headquarters facility in Secaucus, New Jersey, and a Disney Store office in Glendale, California, all of which are leased. Our distribution centers utilize an automated warehouse system, which employs radio frequency technology and automated conveyor systems.  In 2004, we signed a lease for a 525,000 square foot, distribution center in South Brunswick Township, New Jersey.  This new facility will support both brands and we anticipate utilizing it beginning in the summer of 2005.  Our existing fully automated distribution center in Secaucus, New Jersey will then be used to support our Internet business.  In addition, we operate other leased facilities located near our headquarters, which we use currently for e-commerce fulfillment and additional office space.  We also have offices in Hong Kong, Shanghai and New Delhi to capitalize on new sourcing opportunities, respond to changing merchandise trends and ensure product quality.

We lease all of our existing store locations, with store lease terms expiring between 2005 and 2023.  The average unexpired store lease term for The Children’s Place and Disney Store is 6.2 and 2.3 years, respectively.  The leases for most of our existing stores are for initial terms of ten years and provide for contingent rent based upon a percentage of sales in excess of specific minimums.  Leases for future stores will likely include similar contingent rent provisions.  As of April 1, 2005, we had agreements in principle on leases for approximately 107 Disney Stores, which are currently operating on a month-to-month basis.  We anticipate having all of these leases fully executed by July 2005.

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

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on the Nasdaq National Market under the symbol “PLCE.”  The following table sets forth the range of high and low sales prices on the Nasdaq National Market of our Common Stock for the calendar periods indicated.

	High	Low
2002
First Quarter	$36.14	$30.91
Second Quarter	35.75	17.82
Third Quarter	20.25	6.90
Fourth Quarter	14.11	8.75

2003
First Quarter	12.90	7.87
Second Quarter	20.61	9.05
Third Quarter	22.59	17.01
Fourth Quarter	31.67	17.19

2004
First Quarter	32.85	24.25
Second Quarter	31.55	21.53
Third Quarter	24.40	16.77
Fourth Quarter	37.61	23.19

On April 1, 2005, the last reported sale price of our Common Stock was $46.63 per share.  As of April 1, 2005, the number of holders of record of our common stock was approximately 92 and the number of beneficial holders of our common stock was estimated to be in excess of 11,500.

We have never paid dividends on our Common Stock.  Our Board of Directors presently intends to retain any future earnings to finance our operations and the expansion of the Company.  Our credit facilities prohibit any payment of dividends.  Any determination in the future to pay dividends will depend upon our earnings, financial condition, cash requirements, future prospects, covenants in our credit facilities and any future debt instruments and such other factors as the Board of Directors deems appropriate at the time.

ITEM 6. — SELECTED FINANCIAL DATA

The following table sets forth certain historical financial and operating data for The Children’s Place Retail Stores, Inc and subsidiaries.  The selected historical financial data is qualified by reference to, and should be read in conjunction with, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto included elsewhere in this report.

	Fiscal Year Ended (1)
Statement of Operations Data	January 29,	January 31,	February 1,	February 2,	February 3,
(in thousands, except per share data):	2005 (2)	2004	2003	2002	2001
		(As restated (3))	(As restated (3))	(As restated (3))	(As restated (3))
Net sales	$1,157,548	$797,938	$671,409	$656,956	$587,385
Cost of sales	705,681	476,961	415,623	372,210	336,414
Gross profit	451,867	320,977	255,786	284,746	250,971
Selling, general and administrative expenses	329,916	235,415	194,907	176,103	155,784
Asset impairment charges (4)	164	448	4,539	0	0
Depreciation and amortization	51,835	48,700	42,945	32,683	23,887
Operating income	69,952	36,414	13,395	75,960	71,300
Interest expense (income), net	22	(255)	(547)	252	1,163
Income before income taxes and extraordinary gain	69,930	36,669	13,942	75,708	70,137
Provision for income taxes	26,923	13,764	5,861	29,151	27,456

Income before extraordinary gain	43,007	22,905	8,081	46,557	42,681
Extraordinary gain, net of taxes	273	—	—	—	—
Net income	$43,280	$22,905	$8,081	$46,557	$42,681
Diluted income per common share before extraordinary gain	$1.56	$0.85	$0.30	$1.73	$1.60
Extraordinary gain, net of taxes	0.01	—	—	—	—
Diluted net income per common share	$1.57	$0.85	$0.30	$1.73	$1.60
Diluted weighted average common shares and common share equivalents outstanding	27,633	27,099	26,978	26,964	26,668

Selected Operating Data:
Number of stores open at end of period	1,056	691	643	520	400
Comparable store sales increase (decrease) (2) (5) (6)	16%	4%	(16)%	(8%)	4%
Average net sales per store (in thousands) (2) (6) (7)	$1,344	$1,159	$1,137	$1,389	$1,651
Average square footage per store (8)	4,591	4,472	4,398	4,307	4,170
Average net sales per gross square foot (2) (6) (9)	$300	$262	$263	$334	$403

Balance Sheet Data (in thousands):
Working capital	$177,210	$114,275	$79,274	$77,342	$40,944
Total assets	627,388	426,203	372,044	333,474	264,087
Long-term debt	0	0	0	0	0
Stockholders’ equity	311,663	256,085	228,141	216,972	166,658

(1)       All references to our fiscal years refer to the 52- or 53-week year ended on the Saturday nearest to January 31 of the following year.  For example, references to fiscal 2004 mean the fiscal year ended January 29, 2005.  Fiscal 2000 was a 53-week year.

(2)       The statement of operations data for fiscal 2004 includes ten weeks of operations for the Disney Stores from their acquisition date of November 21, 2004.  The Disney Stores are not included in comparable store sales, average net sales per store and average net sales per gross foot since we did not own them for the full period.

(3)       In fiscal 2004, in connection with certain lease-related accounting matters, we restated our previously issued financial statements. (See Note 4 – Financial Restatement for Lease-Related Accounting in the accompanying consolidated financial statements.)

(4)       Asset impairment charges represent the write down of fixed assets in under performing stores to fair value.  We wrote down assets in one store in fiscal 2004, one store in fiscal 2003 and 19 stores in fiscal 2002.

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

ITEM 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included in Item 15.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Risk Factors.”

Overview

The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company”) is a specialty retailer of merchandise for children from newborn to ten years of age.  The Company designs, contracts to manufacture and sells high-quality, value priced apparel and accessories and other children’s-oriented merchandise under two brands and store concepts — “The Children’s Place” and “Disney Store.”  As of April 1, 2005, we operated 752 The Children’s Place stores in the United States, Canada and Puerto Rico and 306 Disney Stores in the United States and Canada.  In addition, we currently operate an Internet store at www.childrensplace.com and in October 2005, we will operate an Internet store at www.disneystore.com.

In November 2004, the Company acquired the Disney Store retail chain in North America, consisting of 313 stores located in the United States and Canada and an Internet Store (the “DSNA Business”).  This acquisition provided us with a strong brand through which we can serve our target customer, thus increasing our overall revenue and profitability opportunities.  We believe those financial opportunities can be realized through the application of our sourcing and manufacturing strategies, merchandising expertise, everyday value pricing strategy, store design experience and leveraging our infrastructure across a larger sales base.

During fiscal 2004, as a result of the execution of our strategic initiatives and the acquisition of the DSNA Business, the Company achieved strong financial results.  Net sales in fiscal 2004 increased 45% to $1.158 billion, compared to net sales of $797.9 million reported in fiscal 2003.  Our net sales included $163.4 million from the ten weeks we operated the Disney Stores.  During fiscal 2004, net sales from our The Children’s Place business increased $196.2 million, which represented a 25% increase over fiscal 2003.  During fiscal 2004, we reported a comparable store sales increase of 16% compared to a 4% increase in fiscal 2003.  Correspondingly, we believe our market share in children’s apparel increased to 3.2% from 2.6% in fiscal 2003.  Net income in fiscal 2004 was $43.3 million, or $1.57 per diluted share, compared to net income of $22.9 million, or $0.85 per diluted share in fiscal 2003.

Our fiscal 2004 strategies of providing our The Children’s Place customers with a clear and focused product assortment, improved garment quality and everyday value pricing, as well as a greater depth of inventory ownership to ensure better in-stock position have contributed significantly to our financial performance in fiscal 2004.  During fiscal 2005, we plan to build on our progress at The Children’s Place stores by continuing to focus on increasing store productivity and on elevating our brand awareness through external advertising.  We plan to open approximately 60 The Children’s Place stores in fiscal 2005, 38 in the United States, 15 in Canada and seven in Puerto Rico.

Given the timing of the acquisition of the DSNA Business immediately in advance of the all-important holiday season, we did not want to disrupt core business operations.  Therefore, during the fourth quarter of fiscal 2004, we contracted with a Disney subsidiary for certain transition services such as financial, merchandising and logistics, and information technology.  At the beginning of the first quarter of fiscal 2005, much of the administrative Disney Stores integration has been completed and we are no longer using Disney’s transition services.  We have migrated successfully the Disney Store business onto all of our information technology and financial systems, and we have integrated the Disney Stores onto our merchandising and logistics infrastructure.   (For clarification, the “DSNA Business” refers to the business we acquired from Disney as of November 21, 2004, whereas the “Disney Store business” refers to the Disney Store business we have operated since the acquisition.)  To distinguish between our two businesses and to stay target-market focused, we maintain separate design, merchandising, marketing and store operations functions in our California office to support the Disney Stores.  Our corporate offices in New Jersey will provide administrative, financial, human resources and information technology services to both businesses.

For our Disney Store business, our focus will be on improving gross margin through reduced product sourcing costs, while providing improved merchandise quality at lower retail prices to our customer.  Due to the long lead time of our merchandise purchases, we will begin to impact our gross margin commencing in the back-to-school season.  During fiscal 2005, subject to approval of Disney, we plan to remodel between 30 and 35 Disney Stores to a new “Mickey” store prototype we have developed, which we believe will enhance the customers’ shopping experience.  We also plan to open approximately 10 new Disney Stores in fiscal 2005, including approximately six outlet stores.

During the nine-week period ended April 2, 2005, we reported total sales of $261.5 million, a 66% increase compared to sales of $157.1 million during the nine-week period ended April 3, 2004.  Sales for the nine-week period include $198.4 million from The Children’s Place and $63.1 million from the Disney Stores.  Our comparable store sales increased by 15% during the nine weeks ended April 2, 2005, compared to a 20% increase in comparable store sales during the corresponding nine-week period last year.  The Disney Stores will not be included in the comparable store sales base until February 2006, when we expect approximately 270 Disney Stores to be added.  We define comparable store sales as net sales from stores that have been open for more than 14 months and have not been substantially remodeled during that time.  Consequently, as we embark on the store remodel program for the Disney Stores, the 30 to 35 store remodels planned for fiscal 2005, and future remodels, will be excluded from the comparable store sales base.

Financial Restatement for Lease-Related Accounting

In light of a recent SEC clarification on lease accounting, we re-evaluated our lease accounting policies and have corrected the way we account for our leases, specifically the accounting for operating leases with scheduled rent increases and landlord construction allowances.

Under the requirements of FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense is required to be recognized on a straight-line basis over the lease term.  In prior periods, we had incorrectly determined that the term of the lease begins on the commencement date of the lease, which generally coincides with the store opening date.  We have corrected this policy to properly commence the lease for accounting purposes when we take physical possession of the property to begin construction.  This correction has the effect of including the construction period in the determination of the period over which rent is calculated.  We continue to capitalize occupancy costs incurred prior to the commencement of store pre-opening activities.  These capitalized costs are amortized over the remaining lease term.  The net effect of this correction was to increase depreciation expense with a corresponding decrease to rent expense and to increase the amount of deferred rent liabilities with a corresponding increase in leasehold improvements.  We have corrected our prior years’ consolidated financial statements to properly account for these lease-related issues.

In addition, under FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” lease incentives such as landlord construction allowances received to defray construction costs incurred by us should be reflected as a deferred lease incentive, amortized over the lease term and reflected as a reduction to rent expense.  We had previously incorrectly classified landlord construction allowances as a reduction to property and equipment instead of as a deferred lease incentive.  In fiscal 2004, we have corrected our accounting policy to treat landlord construction allowances as deferred lease incentives.  We have restated our prior years’ consolidated financial statements to properly account for landlord construction allowances.

The primary impact of the restatement was to reclassify, and in some instances increase or decrease, certain expenses on the consolidated statements of income.  In addition, property and equipment and other long term assets were increased, with corresponding increases in deferred rent liabilities.  While the correction of the errors did not change total cash position, changes in classification were made in the consolidated statements of cash flows.  Cash flows provided from operating activities increased with a corresponding increase in cash flows used in investing activities.

In fiscal 2003 and fiscal 2002, cost of sales was reduced by $8.7 million and $7.1 million, respectively. Conversely, depreciation expense was increased by $8.7 million in fiscal 2003 and $7.2 million in fiscal 2002.  In addition, the asset impairment charge in fiscal 2002 increased by $1.4 million.  Net income for fiscal 2003 and fiscal 2002 is now $22.9 million, or diluted net income per share of $0.85, and $8.1 million, or diluted net income per share of $0.30, respectively.

In addition to the changes in net income, restated net property and equipment, total assets and total liabilities as of January 31, 2004 were $211.5 million, $426.2 million and $170.1 million, respectively.

While the correction of the errors did not change our total cash position, classification of landlord construction allowances received in the consolidated statements of cash flows changed from cash flows used in investing activities to cash flows provided by operating activities.  For fiscal 2003 and fiscal 2002, cash flows provided by operating activities increased by approximately $11.7 million and $20.7 million, respectively, with offsetting increases in cash flows used in investing activities.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reported period.  Actual results could differ from our estimates.  The accounting policies that we believe are the most critical to aid in fully understanding and evaluating reported financial results include the following:

Revenue Recognition – Sales are recognized upon purchase by customers at our retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns.  Actual sales return rates have historically been within our expectations and the allowance established.  However, in the event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected.  Our net sales include the 7% commission we receive from a Disney subsidiary on the sale of Walt Disney World® Resort and Disneyland® Resort tickets.

Our policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise.  For The Children’s Place, prior to their redemption, unredeemed gift cards are recorded as a liability, included within accrued expenses and other current liabilities.  We have not reduced our gift card liabilities for gift cards that are not expected to be redeemed.  For Disney Store, we act as an agent on behalf of Disney for gift cards sold to customers.  Therefore, we do not record a customer gift card liability for the Disney Store.  However, we recognize a trade payable to Disney for the net purchases and redemptions of Disney gift cards.

We offer a private label credit card to our Children’s Place customers that provides a discount on future purchases once a minimum annual purchase threshold has been exceeded.  We estimate the future discounts to be provided based on prior year history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card.  We defer a proportionate amount of revenue from customers based on an estimated value of future discounts.  We recognize such deferred revenue as future discounts are taken on sales above the minimum.  This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege.  All deferred revenue is recognized by the end of the fiscal year, as our private label customers must earn the discount privilege on an annual basis, and such privilege expires prior to our fiscal year end.

Inventory Valuation – Merchandise inventories are stated at the lower of average cost or market, using the retail inventory method.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio by merchandise department to the retail value of inventories.  At any one time, inventories include items that have been marked down to our best estimate of their fair market value.  We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  To the extent that our markdown estimates are not adequate, additional markdowns may have to be recorded, which could reduce our gross margins and operating results.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, including the popularity and relevancy of the

Disney characters, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner could increase future markdown rates.

Accounting for Acquisitions – The acquisition of the DSNA Business is being accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”).  As such, the Company has undertaken an analysis of the fair value of identified tangible and intangible assets acquired and liabilities assumed, and determined the preliminary excess of fair value of net assets acquired over cost.  We utilized estimates to determine the fair value of inventory, acquired leases and certain acquisition costs.  We will continue to monitor our estimates of the fair value of the assets acquired and the liabilities assumed, and while not anticipated, we may adjust these amounts during fiscal 2005.  We believe that any changes to these amounts will not have a material impact on our financial condition or results of operation.

Accounting for Royalties – In exchange for the right to use certain Disney intellectual property, we are required to pay a Disney subsidiary royalty payments pursuant to a License and Conduct of Business Agreement (the “License Agreement”).  Minimum royalty commitments are recorded on a straight-line basis over the life of the initial 15 year term of the License Agreement.  During each period, amounts due in excess of the minimum royalty commitment are recorded as an expense if we expect to surpass the minimum royalty commitment on an annual basis, even if the contingency threshold has not been surpassed in that particular period.

We were granted a royalty holiday for all stores for two years.  In addition, depending on the specific store location, certain stores have an extension of the royalty holiday for up to eight years.  The actual value of the royalty holiday is not determinable until the completion of the royalty holiday period, and may differ materially from our current estimate.  Changes in the estimates for the royalty holiday are adjusted on a periodic basis.  The amortization of the estimated value of the royalty holiday is recognized on a straight-line basis as a reduction of royalty expense over the term of the License Agreement.  Royalty expense, and the associated amortization of the royalty holiday, is recorded in selling, general and administrative expenses.

The royalty percentage does not increase over the initial 15 year term of the License Agreement, except for royalties on Internet Sales.  In the first year, the Internet royalty is 5%, and 9%, and in certain instances, 10%, thereafter.  We expect the effective net royalty expense to range from 4.3% to 5.0% of net sales of the Disney Store business.

Rent Expense and Deferred Rent – Rent expense and rent incentives, including landlord construction allowances, are recognized on a straight-line basis over the lease term, beginning on the date of physical possession.  The Company records rent expense and rent incentives as a component of cost of sales.  The unamortized portion of deferred rent is included in accrued expenses and deferred rent liabilities.  Rent incurred during construction, prior to commencement of store pre-opening activities, is capitalized and then amortized starting over the remaining lease term.  Unamortized pre-opening rent is included in leasehold improvements.

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

Litigation – We reserve litigation settlements when we can determine the probability of outcome and can estimate costs.  Estimates are adjusted as facts and circumstances require.  We are involved in various legal proceedings arising in the normal course of our business.  In our opinion, any ultimate liability arising out of such proceedings will not have a material adverse effect on our future business.

Stock Options – We record no compensation expense on our financial statements for stock-based compensation, since we grant stock options at prices that equal or exceed the fair market value of our common stock at the date of the grant.  Effective in the third quarter of fiscal 2005, we will be required to recognize compensation expense in an amount equal to the fair value of the stock-based compensation granted to employees.  We are currently assessing the full impact of the new accounting rules related to stock-based compensation on our future results of operations and financial position.  Regardless, the additional expense required to be recognized by the new accounting rules will negatively impact net income.  In addition, increases to our stock price would result in more diluted shares outstanding and reduce our diluted net income per common share.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.0	59.8	61.9

Gross profit	39.0	40.2	38.1
Selling, general and administrative expenses	28.5	29.5	29.0
Asset impairment charges	—	—	0.7
Depreciation and amortization	4.5	6.1	6.4

Operating income	6.0	4.6	2.0
Interest expense (income), net	—	—	(0.1)

Income before income taxes and extraordinary gain	6.0	4.6	2.1
Provision for income taxes	2.3	1.7	0.9

Income before extraordinary gain	3.7	2.9	1.2
Extraordinary gain, net of taxes	—	0	0

Net income	3.7%	2.9%	1.2%

Number of stores, end of period	1,056	691	643

Year Ended January 29, 2005 Compared to Year Ended January 31, 2004

Net sales increased by $359.6 million, or 45%, to $1.158 billion during fiscal 2004 from $797.9 million during fiscal 2003.  Net sales include $163.4 million from the ten weeks we operated the Disney Stores since their acquisition on November 21, 2004.  Net sales from our The Children’s Place business increased $196.2 million, or 25% during fiscal 2004.  Comparable store sales increased 16% and contributed $116.8 million of our net sales increase during fiscal 2004.  During fiscal 2004, our comparable store sales increase was primarily the result of a 13% increase in the number of comparable store sales transactions and a 2% increase in our average dollar transaction size.  Comparable store sales increased 4% during fiscal 2003.  Net sales for our new stores as well as other stores that did not qualify as comparable stores increased our net sales by $79.4 million.

During fiscal 2004, we opened 62 The Children’s Place stores, 43 in the United States, 13 in Canada and six in Puerto Rico.  In addition, we closed three The Children’s Place stores and seven Disney Stores in fiscal 2004.

During fiscal 2004, we achieved double-digit comparable store sales increases across all our geographical regions, departments and store types in The Children’s Place business.  Our West and Southwest regions reported the strongest comparable store sales increases.  By department, our accessories and boys departments achieved the highest comparable store sales increases.  We are unable to predict if our current sales trends will continue.

Gross profit increased $130.9 million to $451.9 million during fiscal 2004 from $321.0 million during fiscal 2003.  As a percentage of net sales, gross profit decreased to 39.0% during fiscal 2004 from 40.2% during fiscal 2003.  The decrease in gross profit, as a percentage of net sales, was principally due to lower merchandise margins and the impact of the fair value write-up of Disney Store inventory, partially offset by the leveraging of occupancy costs over a larger sales base.  For The Children’s Place business, as a percentage of net sales, our merchandise margins were 2.0% lower than last year due to a lower initial markup partially offset by lower markdowns.  Our Disney Store business merchandise margins are lower than The Children’s Place business; this unfavorably impacted gross margin by 1.4%, as a percentage of net sales.  Overall, the Disney Store business has a lower initial markup than The Children’s Place business.  During fiscal 2005, we plan to apply our low-cost sourcing expertise to Disney Store.  These plans have been initiated and will begin to impact operating results in the second half of fiscal 2005.  As mentioned above, gross profit during fiscal 2004 was unfavorably impacted by a $5.0 million charge, or 0.4% of net sales, for the write-up of the acquired Disney Store inventory sold during the ten weeks ended January 29, 2005 to its fair value from the value determined under the retail inventory method.  Approximately $1.2 million in fair value inventory write-up remains on our balance sheet as of January 29, 2005, which we expect will be charged to cost of sales during the first quarter of fiscal 2005.  The remaining unfavorable gross margin variance, as a percentage of net sales, resulted primarily from higher distribution and buying expenses.  During fiscal 2004, occupancy costs, as a percentage of net sales, decreased 3.0% as a result of our comparable store sales increase and larger sales base.

Selling, general and administrative expenses increased $94.5 million to $329.9 million during fiscal 2004 from $235.4 million during fiscal 2003.  Selling, general and administrative expenses were 28.5% of net sales during fiscal 2004 as compared to 29.5% of net sales during fiscal 2003.  As a percentage of net sales, selling, general and administrative expenses decreased due to lower store payroll and the leveraging of store expenses, partially offset by Disney Store royalty expense and transition services associated with the acquisition of the Disney Stores.  Due to our strong comparable store sales performance during fiscal 2004, our store payroll expenses were 1.4% lower, as a percentage of net sales, than fiscal 2003.  Disney Store royalty expense and transition costs represented approximately 1.0% of net sales during fiscal 2004.  The remainder of our favorable selling, general and administrative expenses, as a percentage of net sales, resulted primarily from the leveraging of store expenses.

During fiscal 2004, we recorded a non-cash asset impairment charge of $0.2 million before taxes for the write-down of leasehold improvements and fixtures in one underperforming store.  This compares to a write-down for $0.4 million before taxes incurred in fiscal 2003 related to one underperforming store.  Impairment charges were recorded because the cash flow projections for these stores over their remaining lease terms were insufficient to recapture the net book value of their assets.

Depreciation and amortization amounted to $51.8 million, or 4.5% of net sales, during fiscal 2004, as compared to $48.7 million, or 6.1% of net sales, during fiscal 2003.  The decrease in depreciation and amortization, as a percentage of net sales, is the result of the leveraging of the expense over a larger sales base and the absence of depreciation and amortization for the DSNA Business.  Consistent with US GAAP, since the fair value of assets acquired and liabilities assumed exceeded the amounts paid to acquire the DSNA Business, we recorded no basis in the property, plant and equipment we acquired with the DSNA Business, and therefore no depreciation was recorded.

Our provision for income taxes for fiscal 2004 was $26.9 million, as compared to a $13.8 million provision in fiscal 2003.  The increase in our tax provision was primarily due to our increased profitability in fiscal 2004, as well as an increase in our effective tax rate.  Our effective tax rate was 38.5% in fiscal 2004 as compared with an effective tax rate of 37.5% in fiscal 2003.  Our effective tax rate in fiscal 2003 was favorably impacted by the reversal of a $1.6 million valuation allowance on a prior year loss incurred by our Canadian subsidiary.  We anticipate that our effective tax rate will increase in fiscal 2005 to approximately 39%.

During fiscal 2004, we recorded a $0.3 million extraordinary gain, net of taxes.  This extraordinary gain represents the fair value of assets acquired and liabilities assumed in excess of amounts paid to acquire the DSNA Business.

Due to the factors discussed above, net income in fiscal 2004 increased to $43.3 million from $22.9 million in fiscal 2003.

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

Our comparable store sales increase in fiscal 2003 reflected the impact of strategic initiatives we commenced in fiscal 2002 to improve our sales performance.  These initiatives included a more focused product offering with a greater concentration of basic merchandise, as well as improved garment quality and the reduction of our prices to an everyday value pricing strategy.  During fiscal 2003, our comparable store sales increase was primarily the result of a 5% increase in the number of comparable store sales transactions, partially offset by a 1% decrease in our average dollar transaction size.

Gross profit increased by $65.2 million to $321.0 million during fiscal 2003 from $255.8 million during fiscal 2002.  As a percentage of net sales, gross profit increased 2.1% to 40.2% during fiscal 2003 from 38.1% during fiscal 2002.  During fiscal 2003, gross profit as a percentage of net sales increased primarily due to lower markdowns of 2.7% of net sales, partially offset by a lower initial markup of 1.2% of net sales due to our strategic decision to lower prices.  The remainder of our favorable gross margin, as a percentage of net sales, was due to the leveraging of occupancy, production and design costs over a larger sales base.

Selling, general and administrative expenses increased $40.5 million to $235.4 million during fiscal 2003 from $194.9 million during fiscal 2002.  Selling, general and administrative expenses represented 29.5% of net sales during fiscal 2003, as compared with 29.0% of net sales during fiscal 2002.  The increase, as a percentage of net sales, was primarily due to higher marketing costs, higher store payroll and lower insurance proceeds, partially offset by lower pre-opening costs.  During fiscal 2003, we increased our marketing efforts to promote brand awareness and to drive sales.  As a result, marketing costs, as a percentage of net sales, increased 0.5%.  Our store payroll increased 0.2%, as a percentage of net sales, because we increased our store payroll hours to provide more sales assistance to our customers.  During fiscal 2003, insurance proceeds approximated $1.5 million, or 0.2% of net sales, resulting primarily from partial settlement of our claim from our World Trade Center store for business interruption and inventory losses.  During fiscal 2002, we received insurance proceeds of approximately $2.9 million, or 0.4% of net sales, resulting primarily from a partial settlement of our claim from our World Trade Center store and a property damage claim from one of our distribution centers.  During fiscal 2003, we recorded lower pre-opening costs of 0.4%, as a percentage of net sales, as a result of opening 53 new stores, as compared to 126 new stores opened during fiscal 2002.

During fiscal 2003, we recorded a non-cash asset impairment charge of $0.4 million before taxes for the writedown of leasehold improvements and fixtures in one underperforming store.  This compares to a writedown of $4.5 million before taxes incurred in fiscal 2002 related to 19 underperforming stores.  Impairment charges were recorded because the cash flow projections for these stores over their remaining lease terms were insufficient to recapture the net book value of their assets.  During fiscal 2003, we closed five stores, of which three stores had been identified as impaired during fiscal 2002.

Depreciation and amortization amounted to $48.7 million, or 6.1% of net sales, during fiscal 2003 as compared to $42.9 million, or 6.4% of net sales, during fiscal 2002.  The increase in depreciation and amortization primarily was a result of a larger store base.  Depreciation and amortization decreased, as a percentage of net sales, as a result of the leveraging of the expense over a larger sales base.

Our provision for income taxes for fiscal 2003 was $13.8 million, as compared to a $5.9 million provision in fiscal 2002.  The increase in our tax provision was primarily due to our increased profitability in fiscal 2003, partially offset by a decrease in our effective tax rate.  Our effective tax rate was 37.5% in fiscal 2003 as compared with an effective tax rate of 42.0% in fiscal 2002.  Our effective tax rate decreased in fiscal 2003 primarily as a result of the reversal of a $1.6 million valuation allowance on losses incurred by our Canadian subsidiary in fiscal 2002.  We did not recognize a tax benefit for our Canadian losses in fiscal 2002 and established a valuation allowance.

Due to the factors discussed above, net income in fiscal 2003 increased to $22.9 million from $8.1 million in fiscal 2002.

Liquidity and Capital Resources

Acquisition of the DSNA Business

On November 22, 2004, effective as of November 21, 2004 (the “Closing Date”), we consummated the acquisition of the DSNA Business, pursuant to the terms of the Acquisition Agreement entered into on October 19, 2004 (the “Acquisition Agreement”), between two of our subsidiaries, as purchasers, and two subsidiaries of Disney, as sellers.  Pursuant to the terms of the Acquisition Agreement, our subsidiaries acquired 100% of the outstanding equity interests in The Disney Store, LLC (“TDS USA”) and 100% of the outstanding shares of capital stock of The Disney Store (Canada) Ltd. (“TDS Canada”) from the sellers.  At the time of the acquisition, TDS USA and TDS Canada, which became our owned operating subsidiaries, hold a total of 313 Disney Stores, consisting of all existing Disney Stores in the United States and Canada, other than “flagship” stores and stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business, and all store lease and other legal obligations of TDS USA and TDS Canada remained the obligations of these operating subsidiaries.

In consideration for the transfer by the sellers to our subsidiaries of the equity interests in TDS USA and TDS Canada, an estimated working capital payment in the amount of $101.5 million became payable to the sellers in connection with the consummation of the acquisition.  The amount of this working capital payment, which is subject to adjustment, primarily reflected the level of inventory at the Disney Stores for the 2004 holiday season as of November 21, 2004 as well as a reduction in accounts payable and accrued expenses prior to consummation of the acquisition.  Of this amount, on November 22, 2004, $45.4 million was paid by The Children’s Place Retail Stores, Inc. and $40.0 million was paid by TDS USA, as permitted by the Acquisition Agreement.  Payment of the remaining $16.0 million was made by The Children’s Place Retail Stores, Inc. on December 14, 2004.

Pursuant to a Guaranty and Commitment entered into in connection with the acquisition (the “Guaranty and Commitment”), we invested $50 million into our new subsidiary Hoop Retail Stores, LLC (“Hoop USA”), which merged with TDS USA following the acquisition, with Hoop USA surviving the merger.  Hoop USA now operates the Disney Store business in the United States and indirectly owns the entire equity interest in the entity that operates the Disney Store business in Canada.  Under the terms of the Guaranty and Commitment, we are obligated to invest up to an additional $50 million in Hoop USA, as necessary, from time to time in the future to enable Hoop USA and its Canadian operating subsidiary to comply with their obligations and operate the Disney Store business.  Pursuant to the Guaranty and Commitment, we also agreed to guarantee the payment and performance by Hoop USA and its Canadian operating subsidiary and certain of their affiliates of their royalty payment and other obligations to Disney under the License Agreement, subject to a maximum guaranty liability of The Children’s Place Retail Stores, Inc. of $25 million, plus expenses.

The License Agreement limits our ability to receive cash dividends or other distributions from the Hoop Operating Entities.  The Hoop Operating Entities’ independent directors must approve payment of any dividends or other distributions to us, other than payments of: amounts due under the terms of tax sharing and intercompany services agreements; approximately $61.5 million to recoup the portion of the purchase price paid by the Company to Disney (limited to cumulative cash flows since the date of the acquisition); and certain other dividend payments, subject to satisfaction of certain additional operating conditions, and limited to 50% of cumulative cash flows up to $90 million, and 90% of cumulative cash flows thereafter.

We funded our capital commitment for the acquisition and our portion of the working capital payment partially through cash on hand and partially through short-term borrowings under our recently expanded credit facility pursuant to which Wells Fargo Retail Finance, LLC (“Wells Fargo”) serves as agent.  TDS USA funded its $40.0 million portion of the working capital payment, and the issuance of $23.0 million of standby letters of credit to the sellers as required by the Acquisition Agreement (primarily for the purpose of backing up the sellers’ obligations for merchandise on order and freight services), by drawing upon their newly established credit facility.

Debt Service/Liquidity

Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons. Prior to the acquisition of the DSNA

Business, our primary uses of cash were financing new store openings and providing for working capital, which principally represented the purchase of inventory. Also, we met our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities.  Since borrowings under the Amended Loan Agreement (as defined below) were used to partially fund the acquisition, we have had borrowings under that credit facility since the Closing Date.  We expect to continue to borrow under the Amended Loan Agreement for much of fiscal 2005.  There were no borrowings under the Hoop Loan Agreement at the end of fiscal 2004, and we expect to use this facility only in support of letters of credit throughout fiscal 2005.  We manage liquidity for The Children’s Place and the Disney Stores separately, including cash receipts, disbursements and credit facilities.  We expect to have no borrowings on the Disney Store credit facility and seasonal borrowings on The Children’s Place credit facility during fiscal 2005.

Prior to October 30, 2004, we had a credit facility (the “Original Wells Fargo Credit Facility”) with Wells Fargo Retail Finance, LLC.  The Original Wells Fargo Credit Facility provided for borrowings up to $85 million (including a sublimit for letters of credit of $80 million).  The Original Wells Fargo Credit Facility also contained provisions to allow us to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing.  The amount that could be borrowed under the Original Wells Fargo Credit Facility depended on our levels of inventory and accounts receivable.  Amounts outstanding under the facility bore interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread.  The LIBOR spread was 1.50% to 3.00%, depending on our level of availability from time to time.  The Original Wells Fargo Credit Facility contained covenants, which included limitations on our annual capital expenditures, maintenance of certain levels of excess collateral and a prohibition on the payment of dividends.  Credit extended under the Original Wells Fargo Credit Facility was secured by a first priority security interest in all our assets, except for our assets in Canada.  The Original Wells Fargo Facility would have expired in April 2006 and provided for one-year renewal options.

As of October 30, 2004, we amended and restated our credit facility with Wells Fargo (the “Amended Loan Agreement”), partly in connection with our acquisition of the DSNA Business.  The Amended Loan Agreement provides for borrowings up to $130 million (including a sublimit for letters of credit of $100 million) and extends the term of the facility until November 1, 2007 with successive one-year renewal options.  The Amended Loan Agreement is secured by a first priority security interest in substantially all of our assets, other than assets in Canada and assets owned by our subsidiaries that were formed in connection with the acquisition of the DSNA Business.  The amount that can be borrowed under the Amended Loan Agreement depends on our levels of inventory and accounts receivable relating to the Children’s Place business.  Amounts outstanding under the Amended Loan Agreement bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread.  The LIBOR spread will be 1.50% to 3.00%, depending on our level of availability from time to time.  The Amended Loan Agreement also contains covenants, which include limitations on our annual capital expenditures, maintenance of certain levels of excess collateral and a prohibition on the payment of dividends.

As of January 29, 2005, there were $37.3 million in borrowings under the Amended Loan Agreement as compared to no borrowings under the Original Wells Fargo Credit Facility as of January 31, 2004.  During fiscal 2004, prior to the DSNA Business acquisition in November 2004, our borrowings under the Original Wells Fargo Credit Facility represented overnight borrowings for letters of credit that cleared after business hours.  Our maximum borrowings under the Amended Loan Agreement was $53.8 million on November 22, 2004 to satisfy a portion of our payment obligations in connection with the Disney Store acquisition.  Availability under the Amended Loan Agreement as of January 29, 2005 was $15.3 million.  Letters of credit outstanding under the Amended Loan Agreement as of January 29, 2005 were $42.2 million.  Availability under the Original Wells Fargo Credit Facility was $51.1 million as of January 31, 2004.  The interest rates charged under the Amended Loan Agreement were 5.25% per annum as of January 29, 2005.  Interest rates charged under the Original Wells Fargo Credit Facility were 4.0% per annum as of January 31, 2004.

We were in compliance with all of the covenants, as amended, under the Amended Loan Agreement and the Hoop Loan Agreement as of January 29, 2005.  Noncompliance with these covenants could result in additional fees, affect our ability to borrow or require us to repay the outstanding balance.

In connection with our acquisition of the DSNA Business, TDS USA and its successor Hoop USA and the subsidiaries of Hoop USA, as guarantors, entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) dated as of November 21, 2004 with certain financial institutions and Wells Fargo, as administrative agent, establishing a senior secured credit facility for the DSNA Business.  The Hoop Loan Agreement provides for borrowings up to $100 million (including a sublimit for letters of credit of $90 million), subject to the amount of eligible inventory and accounts receivable of Hoop USA from time to time.  The term of the facility extends until November 21, 2007.  Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at Hoop USA’s option, the LIBOR rate plus a pre-determined margin.  The prime rate margin is 0.25% and the LIBOR margin is 2.0% or 2.25%, depending on Hoop USA’s level of excess availability from time to time.  The Hoop Loan Agreement contains various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of intercompany dividends and indebtedness.  Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of Hoop USA and Hoop Canada as well as a pledge of a portion of the equity interests in Hoop Canada.  Borrowings and letters of credit under the Hoop Loan Agreement are used by Hoop USA and its subsidiary Hoop Canada for working capital purposes for the DSNA Business.  We borrowed $40.3 million under the Hoop Loan Agreement at the time of consummation of our acquisition of the Disney Stores to satisfy a portion of our payment obligations owed to the sellers.  We paid down the $40.3 million we borrowed with cash flow from operations and as of January 29, 2005, we had no borrowings under the Hoop Loan Agreement.  Letters of credit outstanding as of January 29, 2005 were $35.4 million and availability as of January 29, 2005 was $4.4 million.  The interest rate charged under the Hoop Loan Agreement was 5.5% as of January 29, 2005.

To support our Canadian Children’s Place operations, we have an $8.1 million credit facility with Toronto Dominion Bank.  As of January 29, 2005, the Company requested that the standby letter of credit which collateralized the Toronto Dominion Credit Facility for $1.8 million be released.  This was done on February 3, 2005.  During the fifty-two weeks ended January 29, 2005, we did not utilize our Canadian credit facility and we do not expect to utilize this credit facility in fiscal 2005.  The Toronto Dominion Credit Facility remains in place to support our Canadian Children’s Place operations should the need arise.

Cash Flows/Capital Expenditures

Cash flows provided by operating activities were $212.9 million, $80.0 million and $58.3 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.  In fiscal 2004, cash flow from operating activities increased primarily as a result of the cash conversion during the fourth quarter of fiscal 2004 of acquired Disney net working capital assets, which was primarily inventory.  In fiscal 2004, cash flows from operating activities also increased as a result of increases in our current liabilities and higher operating earnings.  In fiscal 2003, cash flows from operating activities increased primarily as a result of higher operating earnings and lower income tax payments resulting from prior year tax prepayments.  In addition, accounts receivable was lower primarily as a result of lower construction allowances due to fewer store openings in fiscal 2003.  These increases in cash flow were partially offset by higher inventory levels.

Cash flows used in investing activities were $168.9 million, $43.5 million and $69.2 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.  During fiscal 2004, cash flows used in investing activities increased primarily due to the acquisition of the DSNA Business, with the remainder related to store openings and remodelings and investments in our logistics and information technology infrastructure.  In fiscal 2004, fiscal 2003 and fiscal 2002, we opened 62, 53 and 126 stores while remodeling six, 13 and 11 stores, respectively.

Cash flows provided by financing activities were $44.3 million, $1.8 million and $2.1 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.  During fiscal 2004, cash flows provided by financing activities, reflected funds received from borrowings under our revolving credit facilities and funds received from the exercise of employee stock options and employee stock purchases.  During fiscal 2003 and fiscal 2002, cash flows provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases.

We anticipate that total capital expenditures will approximate $110 million in fiscal 2005.  We also anticipate receiving $10 million in lease incentives in fiscal 2005.  The capital expenditures will relate primarily to the opening of approximately 60 The Children’s Place stores and 10 Disney Stores, and the remodeling of between 30 and 35 Disney Stores.  We also plan to make improvements to our distribution centers and expand our administrative office facilities.  We believe that cash on hand, cash generated from operations and funds available under our credit facilities will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months.  Our ability to meet our capital requirements will depend on our ability to generate cash from operations.  In addition, we may consider additional sources of financing to fund our long-term growth.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations as of January 29, 2005 (amounts in thousands):

	Payments Due By Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	2 – 3 years	4 – 5 years	After 5 years

Operating leases (1)	$913,550	$141,824	$262,893	$216,991	$291,842
Employment contracts (2)	3,594	2,034	1,560	0	0
Minimum Disney Store royalty (3)	211,000	0	15,000	30,000	166,000
Transitional severance (4)	2,000	2,000	0	0	0
Long-term debt	0	0	0	0	0
Capital leases	0	0	0	0	0

Other Commercial Commitments (dollars in thousands)	Total	Amounts of Commitment Expiration Per Period
	Amounts Committed	1 year or less	1 – 3 years	4 – 5 years	After 5 years

Credit facilities	$37,268	$37,268	$0	$0	$0
Purchase commitments (5)	230,000	230,000	0	0	0
Merchandise letters of credit	63,837	63,837	0	0	0
Standby letters of credit (6)	13,809	6,165	7,644	0	0

(1)        As of April 1, 2005, we are leasing approximately 107 Disney Stores on a month-to-month basis, pending the consummation of executed lease contracts, which is expected to be completed by July 2005.  The above table excludes the minimum annual payment obligations for these leases.  Had all leases for stores operating on a month-to-month basis been executed as of January 29, 2005, we estimate we would have had an additional $139.2 million in operating leases.  We have based this estimate on letter agreements that we have received from our landlords.  (See Note 8 – Commitments and Contingencies.)

(2)        Includes severance obligations due upon termination.  We do not expect to make a cash outlay for severance benefits under these contracts during fiscal 2005.  Certain employment contracts also provide for continued medical coverage for a specified period.  The cost of these medical benefits was not estimated.

(3)        After a two year royalty holiday, we are subject to minimum royalties, which are calculated using a base year increased for inflation.  The effects of future inflation have not been estimated in the amounts presented.  Until finalized by a Disney subsidiary, we have estimated the minimum royalties due for these periods.  (See Note 8 – Commitments and Contingencies.)

(4)        Represents a required payment for severance costs of former Disney Store associates.

(5)        Represents purchase orders for merchandise for re-sale of approximately $220 million and commitments to purchase capital equipment of approximately $10 million.

(6)        Represents letters of credit issued to landlords, banks, insurance companies and Disney subsidiaries.  We do not expect a cash outlay for these stand-by letters of credit during 2005.

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

Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons.  With the addition of the Disney Store business, which historically has been weighted more heavily to the Halloween and holiday seasons, the Company’s seasonality has shifted to be more concentrated in the latter half of the calendar year.  As is the case with many retailers of apparel and related merchandise, we typically experience lower net sales and net income during the first two fiscal quarters, and net sales and net income are lower during the second fiscal quarter than during the first fiscal quarter.  Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday.  Our third quarter results are heavily dependent upon back-to-school and Halloween sales and our fourth quarter results are heavily dependent upon sales during the holiday season.  We experienced losses in the second quarter of 2004 and the second quarter of 2003 and expect to experience a second quarter loss in fiscal 2005.  We may continue to experience second quarter losses in future periods.  It is also possible we could experience losses in other quarters.  Because of these fluctuations in net sales and net income (loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

The following table sets forth certain statement of operations data and selected operating data for each of our last eight fiscal quarters.  The quarterly statement of operations data and selected operating data set forth below were derived from our unaudited consolidated financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for these fiscal quarters (dollars in thousands, except per share data).

	Fiscal Year Ended January 29, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)
	(As restated)	(As restated)	(As restated)

Net sales	$225,779	$189,165	$280,496	$462,108
Gross profit	94,183	60,739	116,496	180,449
Operating income (loss)	18,881	(16,329)	29,480	37,920
Net income (loss) (2)	11,533	(9,911)	17,683	23,975
Basic net income (loss) per common share (2)	$0.43	$(0.37)	$0.66	$0.89
Diluted net income (loss) per common share (2)	$0.42	$(0.37)	$0.65	$0.85
Comparable store sales increase	16%	10%	18%	17%
Stores open at end of period (3)	700	715	734	1,056

(1)                        Fourth quarter included 10 weeks of operations for the Disney Store business, commencing November 21, 2004.

(2)                        Fourth quarter included an extraordinary gain of $273, or $0.01 per share, after taxes, resulting from the difference between the fair value of the DSNA Business acquired versus the amount we paid.

(3)                        Includes 306 Disney Stores acquired in the fourth quarter.

	Fiscal Year Ended January 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(As restated)	(As restated)	(As restated)	(As restated)

Net sales	$181,010	$159,082	$223,277	$234,569
Gross profit	71,920	52,621	93,530	102,906
Operating income (loss)	8,971	(15,393)	19,053	23,783
Net income (loss)	5,529	(9,359)	11,612	15,123
Basic net income (loss) per common share	$0.21	$(0.35)	$0.44	$0.57
Diluted net income (loss) per common share	$0.21	$(0.35)	$0.43	$0.55
Comparable store sales (decrease) increase	(13)%	3%	14%	9%
Stores open at end of period	662	679	689	691

ITEM 7A. — QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company’s financial position and results of operations are routinely subject to market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and income.  The Company utilizes cash from operations and short-term borrowings to fund our working capital and investment needs.

Cash balances are normally invested in short-term financial instruments.  Because of the short-term nature of these investments, changes in interest rates would not materially affect the fair value of these financial instruments.

The Company’s credit facilities with Wells Fargo provide a source of financing for our working capital requirements.  The Company’s credit facilities bear interest at either a floating rate equal to the prime rate or a floating rate equal to the prime rate plus a pre-determined spread.  At the Company’s option, it could also borrow at a LIBOR rate plus a pre-determined spread.  In November 2004, the Company used its credit facilities with Wells Fargo to partially fund its acquisition of the DSNA Business.  As of January 29, 2005, we had no borrowings under the Hoop Loan Agreement and $37.3 million outstanding under the Amended Loan Agreement.

Assets and liabilities outside the United States are primarily located in Canada.  The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar, are generally considered long-term.  The Company does not generally hedge these net investments.  Beginning in the second quarter of 2004, the Company used foreign currency forward contracts for the specific purpose of reducing the exposure to variability in forecasted cash flows associated primarily with inventory purchases for the Company’s Canadian operations.  Under SFAS 133, these instruments were not designated as hedges.  The realized losses on these forward currency contracts amounted to $643,000.  As of January 29, 2005, the Company is not a party to any derivative financial instruments.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15.

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. — CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 29, 2005.

(b)  Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our system of internal control is evaluated on a cost benefit basis and is designed to provide reasonable, not absolute assurance that reported financial information is materially accurate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”).  We excluded from our assessment the internal control over financial reporting at the Disney Store business, which was acquired effective as of November 21, 2004, and whose financial statements reflect total assets and net sales constituting 33% and 14%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended January 29, 2005.  Based on this evaluation, we concluded that the Company’s internal control over financial reporting was effective as of January 29, 2005.

In reaching its conclusion that the internal control over financial reporting was effective as of January 29, 2005, management included consideration of the facts and circumstances surrounding the restatement of the Company’s previously issued consolidated financial statements, as referred to in Note 4 – Financial Restatement For Lease – Related Accounting in the accompanying consolidated financial statements.

We believe that our monitoring controls in the fourth quarter of fiscal 2004 adequately mitigated the underlying lease related control deficiency that led to the restatement.  Such monitoring controls were evaluated and were deemed to be operating effectively as of January 29, 2005.  Management concluded that the underlying lease related control deficiency was a significant deficiency.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 29, 2005 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included immediately following Item 9A(c) to this Annual Report on Form 10-K and incorporated herein by reference to the 2004 Annual Report to Shareholders.

(c)  Changes in internal controls over financial reporting

During the fourth quarter of 2004, as a result of our acquisition of the Disney Store business and overall business growth, we have increased the size of our internal audit department and have also added management level resources in our finance department, which have enabled us to enhance our monitoring and detective controls over financial reporting.

Other than the above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
The Children’s Place Retail Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting (Item 9A(b) above), that The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Controls Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at the Disney Store business, which was acquired effective as of November 21, 2004, and whose financial statements reflect total assets and net sales constituting 33% and 14%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended January 29, 2005.  Accordingly, our audit did not include the internal control over financial reporting at the Disney Store business.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January

29, 2005, of the Company and our report dated April 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

New York, New York

April 14, 2005

PART III

ITEM 10. — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the 2005 Proxy Statement to be filed with the Securities and Exchange Commission.  See also Item 1.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Information Regarding the Board of Directors – Compensation of Directors” and “Executive Compensation” in the 2005 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation – Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the 2005 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Fees Paid to Accountants for Services Rendered During the Last Fiscal Year” in the 2005 Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 (As restated)

Consolidated Statements of Income for the fiscal year ended January 29, 2005 and each of the two fiscal years ended January 31, 2004 (As restated)

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal year ended January 29, 2005 and each of the two fiscal years ended January 31, 2004 (As restated)

Consolidated Statements of Cash Flows for the fiscal year ended January 29, 2005 and each of the two fiscal years ended January 31, 2004 (As restated)

Notes to Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED
JANUARY 29, 2005, JANUARY 31, 2004 AND FEBRUARY 1, 2003

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 (As restated)

Consolidated Statements of Income for the fiscal year ended January 29, 2005 and each of the two fiscal years ended January 31, 2004 (As restated)

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal year ended January 29, 2005 and each of the two fiscal years ended January 31, 2004 (As restated)

Consolidated Statements of Cash Flows for the fiscal year ended January 29, 2005 and each of the two fiscal years ended January 31, 2004 (As restated)

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
The Children’s Place Retail Stores, Inc.:

We have audited the accompanying consolidated balance sheets of The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 29, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Children’s Place Retail Stores, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4, the accompanying consolidated financial statements as of January 31, 2004, and for the years ended January 31, 2004 and February 1, 2003 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York

April 14, 2005

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	January 29,	January 31,
	2005	2004
		(As restated
		– Note 4)

ASSETS
Current assets:
Cash and cash equivalents	$165,196	$74,772
Accounts receivable	23,987	8,462
Inventories	161,969	96,128
Prepaid expenses and other current assets	37,223	17,416
Deferred income taxes	3,784	2,654
Total current assets	392,159	199,432

Property and equipment:
Leasehold improvements	246,582	218,756
Store fixtures and equipment	151,737	131,259
Capitalized software	25,018	22,046
Construction in progress	13,002	3,553
	436,339	375,614

Less accumulated depreciation and amortization	(213,617)	(164,160)
Property and equipment, net	222,722	211,454
Deferred income taxes	9,384	13,098
Other assets	3,123	2,219
Total assets	$627,388	$426,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$37,268	$0
Accounts payable	78,106	35,173
Taxes payable	16,135	9,733
Accrued expenses and other current liabilities	83,440	40,251
Total current liabilities	214,949	85,157
Deferred rent liabilities	91,111	81,644
Deferred royalty	7,097	0
Other long-term liabilities	2,568	3,317
Total liabilities	315,725	170,118

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value	2,722	2,673
Preferred stock, $1.00 par value	0	0
Additional paid-in capital	111,373	101,288
Accumulated other comprehensive income	4,935	2,771
Retained earnings	192,633	149,353
Total stockholders’ equity	311,663	256,085
Total liabilities and stockholders’ equity	$627,388	$426,203

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(As restated	(As restated
		– Note 4)	– Note 4)

Net sales	$1,157,548	$797,938	$671,409
Cost of sales	705,681	476,961	415,623

Gross profit	451,867	320,977	255,786
Selling, general and administrative expenses	329,916	235,415	194,907
Asset impairment charges	164	448	4,539
Depreciation and amortization	51,835	48,700	42,945

Operating income	69,952	36,414	13,395
Interest expense (income), net	22	(255)	(547)

Income before income taxes and extraordinary gain	69,930	36,669	13,942
Provision for income taxes	26,923	13,764	5,861

Income before extraordinary gain	43,007	22,905	8,081
Extraordinary gain, net of taxes	273	—	—

Net income	$43,280	$22,905	$8,081

Basic income per common share before extraordinary gain	$1.60	$0.86	$0.30
Extraordinary gain, net of taxes	0.01	—	—
Basic net income per common share	$1.61	$0.86	$0.30

Basic weighted average common shares outstanding	26,919	26,646	26,501

Diluted income per common share before extraordinary gain	$1.56	$0.85	$0.30
Extraordinary gain, net of taxes	0.01	—	—
Diluted net income per common share	$1.57	$0.85	$0.30

Diluted weighted average common shares and common share equivalents outstanding	27,633	27,099	26,978

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of income.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss)/Income	Equity	Income

BALANCE, February 2, 2002 (As previously reported)	26,372	$2,637	$95,982	$118,399	$(12)	$217,006
Prior period adjustment (Note 4)	—	—	—	(32)	(2)	(34)
BALANCE, February 2, 2002 (As restated – Note 4)	26,372	2,637	95,982	118,367	(14)	216,972
Exercise of stock options and employee stock purchases	198	20	2,034	—	—	2,054
Tax benefit of stock option exercises	—	—	749	—	—	749
Change in cumulative translation adjustment	—	—	—	—	285	285	$285
Net income (As restated – Note 4)	—	—	—	8,081	—	8,081	8,081
Comprehensive income							$8,366
BALANCE, February 1, 2003 (As restated – Note 4)	26,570	2,657	98,765	126,448	271	228,141
Exercise of stock options and employee stock purchases	163	16	2,003	—	—	2,019
Tax benefit of stock option exercises	—	—	520	—	—	520
Change in cumulative translation adjustment	—	—	—	—	2,500	2,500	$2,500
Net income (As restated – Note 4)	—	—	—	22,905	—	22,905	22,905
Comprehensive income							$25,405
BALANCE, January 31, 2004 (As restated – Note 4)	26,733	2,673	101,288	149,353	2,771	256,085
Exercise of stock options and employee stock purchases	485	49	7,570	—	—	7,619
Tax benefit of stock option exercises	—	—	2,515	—	—	2,515
Change in cumulative translation adjustment	—	—	—	—	2,164	2,164	$2,164
Net income	—	—	—	43,280	—	43,280	43,280
Comprehensive income							$45,444
BALANCE, January 29, 2005	27,218	$2,722	$111,373	$192,633	$4,935	$311,663

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of changes in stockholders’ equity.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(As restated	(As restated
		– Note 4)	– Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,280	$22,905	$8,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,835	48,700	42,945
Deferred financing fee amortization	108	60	51
Amortization of lease acquisition costs	158	140	80
Loss on disposals of property and equipment	527	381	466
Asset impairment charges	164	448	4,539
Deferred royalty	7,097	0	0
Extraordinary gain	(444)	0	0
Deferred taxes	2,584	(5,028)	213
Deferred rent expense	(7,930)	(6,420)	(3,277)
Changes in operating assets and liabilities, net of the impact of the acquisition:
Accounts receivable	(6,552)	5,430	(1,676)
Inventories	39,504	(19,880)	(16,322)
Prepaid expenses and other assets	(3,689)	1,815	(7,333)
Accounts payable	30,840	4,095	8,628
Accrued expenses and other current liabilities	42,271	15,586	1,276
Deferred rent liabilities	14,746	11,807	20,660
Other liabilities	(1,552)	0	0
Total adjustments	169,667	57,134	50,250
Net cash provided by operating activities	212,947	80,039	58,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(61,512)	(43,473)	(68,013)
Acquisition of DSNA Business	(107,256)	0	0
Other	(157)	0	(1,183)
Net cash used in investing activities	(168,925)	(43,473)	(69,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	300,235	90,855	47,441
Repayments under revolving credit facilities	(262,967)	(90,855)	(47,441)
Exercise of stock options and employee stock purchases	7,619	2,019	2,054
Deferred financing costs	(626)	(175)	0
Net cash provided by financing activities	44,261	1,844	2,054

Effect of exchange rate changes on cash	2,141	(283)	265
Net increase (decrease) in cash and cash equivalents	90,424	38,127	(8,546)
Cash and cash equivalents, beginning of period	74,772	36,645	45,191
Cash and cash equivalents, end of period	$165,196	$74,772	$36,645

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$18,734	$4,243	$14,896
Cash paid during the year for interest	209	302	197

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of cash flows.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company”) is a specialty retailer of merchandise for children from newborn to ten years of age.  The Company designs, contracts to manufacture and sells high-quality, value priced apparel and accessories and other children’s-oriented merchandise under two brands and store concepts — “The Children’s Place” and “Disney Store.”  As of January 29, 2005, the Company operated 750 The Children’s Place stores in the United States, Canada and Puerto Rico and 306 Disney Stores in the United States and Canada.  In addition, the Company operated an Internet store at www.childrensplace.com.  In November 2004, the Company acquired the Disney Store chain consisting of 313 stores located in North America and an Internet Store (the “DSNA Business”) (See Note 2 – Acquisition of the DSNA Business).  The Company also has offices in Asia which enables the Company to capitalize on new sourcing opportunities, respond to changing merchandise trends and ensure product quality.  Our Asian offices assist in the oversight of merchandise production and sourcing, as well as provide quality assurance functions and are compensated for these services by our operating entities under intercompany services agreements.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday nearest to January 31. The results for fiscal 2004, fiscal 2003 and fiscal 2002 represent the 52-week periods ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of average cost or market, calculated using the retail inventory method.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio by merchandise department to the retail value of inventories.

Revenue Recognition

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns.

An allowance for estimated sales returns is recorded and is reflected in accrued expenses.  The allowance for estimated sales returns were approximately $1,712,000 and $1,022,000 as of January 29, 2005 and January 31, 2004, respectively.

The Company acts as an agent on behalf of a Disney subsidiary for the sale of Walt Disney World® Resort and Disneyland® Resort tickets sold in the Disney Stores.  The Company includes in net sales the 7% commission it receives for the sale of these theme park tickets.  During the ten weeks the Company operated the Disney Store business ended January 29, 2005, the Company recorded commission income of approximately $1,383,000.  (For clarification, the “DSNA Business” refers to the business the Company acquired from Disney as of November 21, 2004, whereas the “Disney Store business” refers to the Disney Store business the Company has operated since the acquisition.)

The Company’s policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise.  For The Children’s Place, prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities.  The Company has not reduced its gift card liabilities for gift cards that are not expected to be redeemed.  The Disney Store business acts as an agent on behalf of a Disney subsidiary for gift cards sold to customers.  Therefore, the Company does not record a customer gift card liability for the Disney Store business.  However, we recognize a trade payable to Disney for the net purchases and redemptions of Disney gift cards.

The Company offers a private label credit card to its Children’s Place customers that provides a discount on future purchases once a minimum annual purchase threshold has been exceeded. The Company estimates the future discounts to be provided based on prior year history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card.  The Company defers a proportionate amount of revenue from customers based on an estimated value of future discounts.  The Company recognizes such deferred revenue as future discounts are taken on sales above the annual minimum.  This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege.  All deferred revenue is recognized by the end of the fiscal year, as the Company’s private label customers must earn the discount privilege on an annual basis, and such privilege expires at fiscal year end.  As of January 29, 2005 and January 31, 2004, all revenue deferred during the fiscal year has been recognized.

Cost of Sales

In addition to the cost of inventory sold, the Company includes its buying, distribution and occupancy expenses in its cost of sales, as well as shipping and handling costs on merchandise sold directly to customers.

Property and Equipment

Property and equipment are stated at cost.  Leasehold improvements are depreciated on a straight line basis over the life of the lease or the estimated useful life of the asset, whichever is shorter.  The Company capitalizes rent incurred during construction as a cost of the leasehold improvement.  All other property and equipment is depreciated on a straight-line basis based upon their estimated useful lives, which range from three to ten years.

In accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), internal use software and other related costs are capitalized.  The Company capitalized approximately $456,000, $485,000 and $1,069,000 in programming and development costs of employees in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.  The Company also capitalized approximately $2,515,000, $1,265,000 and $4,455,000 in external software costs in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Deferred Financing Costs

The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are amortized as interest expense over the term of the related indebtedness.  As of January 29, 2005, deferred financing costs were approximately $1,050,000, net of accumulated amortization of $151,000.  As of January 31, 2004, deferred financing costs were approximately $175,000, net of accumulated amortization of $43,000.

Accounting for Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company evaluates each store’s performance (after a store has been open a full fiscal year) and measures the carrying value of each location’s fixed assets, principally leasehold improvements and fixtures, versus its estimated future cash flows.  When the evaluation of a store location indicates that the cash flows are not sufficient to recover the carrying value of the long-term assets at the store, the store assets are deemed to be impaired and are adjusted to their fair values.

During fiscal 2004, fiscal 2003 and fiscal 2002, certain stores experienced declining performance and management estimated that future cash flows were insufficient to recover the carrying value of their assets.  As a result, the Company recorded a $0.2 million, a $0.4 million and a $4.5 million pre-tax provision for the impairment of leasehold improvements and fixtures located in one store, one store and 19 stores in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Pre-opening Costs

Store pre-opening costs, which consist primarily of payroll, supply and marketing expenses, are expensed as incurred and are included in selling, general and administrative expenses.  Lease costs incurred during construction, prior to the commencement of store pre-opening activities, are capitalized as part of leasehold improvements and are amortized over the remaining lease term.

Advertising and Marketing Costs

The Company expenses the cost of advertising when the advertising is first run or displayed. Included in selling, general and administrative expenses for fiscal 2004, fiscal 2003 and fiscal 2002 are advertising and other marketing costs of approximately $30,828,000, $21,776,000 and $14,508,000, respectively.

Landlord Construction Allowances

The Company accounts for landlord construction allowances as lease incentives and records them as a component of deferred rent, which is amortized as a reduction of rent expense over the lease term.  (See Note 4 – Financial Restatement for Lease-Related Accounting.)

Rent Expense and Deferred Rent

Rent expense and lease incentives, including landlord construction allowances, are recognized on a straight-line basis over the lease term, commencing generally on the date the Company takes possession of the leased property.  The Company records rent expense and the impact of lease incentives as a component of cost of sales.  The unamortized portion of deferred rent is included in accrued expenses and deferred rent liabilities.  As of January 29, 2005, the current and long-term portions of deferred rent were approximately $1,865,000 and $91,111,000, respectively.  As of January 31, 2004, the current and long-term portions of deferred rent were approximately $809,000 and $81,644,000, respectively.  (See Note 4 - Financial Restatement for Lease-Related Accounting.)

Income Taxes

The Company computes income taxes using the liability method.  This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between financial statement and income tax basis of assets and liabilities.  Temporary differences result primarily from accelerated depreciation and amortization for tax purposes and the non-deductibility of certain reserves and accruals in the current tax period.

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

Accounting for Stock-Based Compensation

The Company accounts for its 1996 Stock Option Plan (the “1996 Plan”), its 1997 Stock Option Plan (the “1997 Plan”) and its Employee Stock Purchase Plan (the “ESPP”) under the intrinsic value method described in the provisions of Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, no compensation expense has been recognized for stock-based compensation, since the options granted were at prices that equaled or exceeded their estimated fair market value at the date of grant.  If compensation expense for the Company’s stock options and employee stock purchases issued in fiscal 2004, fiscal 2003 and fiscal 2002 had been determined based on the fair value method of accounting, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”), the Company’s net income would have been reduced to the pro forma amounts indicated below for the three fiscal years in the period ended January 29, 2005:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(As restated)	(As restated)
Net income -
As reported	$43,280,000	$22,905,000	$8,081,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	6,054,000	4,482,000	3,642,000
Pro forma	$37,226,000	$18,423,000	$4,439,000

Earnings per share -
Basic – as reported	$1.61	$0.86	$0.30
Basic – pro forma	1.38	0.69	0.17
Diluted – as reported	1.57	0.85	0.30
Diluted – pro forma	1.38	0.69	0.17

Pro forma income per common share for the three fiscal years ended January 29, 2005 excludes the dilutive effect of stock options, which would have been antidilutive as a result of the impact of unamortized pro forma compensation expense.

The fair value of issued stock options were estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

	January 29, 2005		January 31, 2004		February 1, 2003
Dividend yield	0%		0%		0%
Volatility factor	57.3%		63.0%		60.0%
Weighted average risk-free interest rate	3.59%		3.05%		3.44%
Expected life of options	5	years	5	years	5	years
Weighted average fair value on grant date	$14.18	per share	$12.11	per share	$9.07	per share

For options issued in the fourth quarter of fiscal 2004, the Company used the average of the implied volatility from the Company’s market-traded options and the historical volatility of its stock price to compute the volatility factor, which approximated 52%.

Pro forma compensation expense for the Company’s ESPP is calculated by multiplying the number of shares issued by the spread between the fair market value of the stock on day of the ESPP purchase and the purchase price paid by employees, which is 85% of the fair market value.  During fiscal 2004, fiscal 2003 and fiscal 2002, pro forma compensation expense for the ESPP was approximately $101,000, $75,000 and $78,000, respectively.

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

In accordance with SFAS 128, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

	For the Fiscal Year Ended
	January 29,	January 31,	February 1,
	2005	2004	2003
Net income (in thousands)	$43,280	$22,905	$8,081

Basic weighted average common shares	26,919,410	26,646,191	26,501,315
Dilutive effect of stock options	713,535	452,421	476,412
Diluted weighted average common shares	27,632,945	27,098,612	26,977,727

Antidilutive options	173,393	844,641	891,117

Antidilutive options consist of the weighted average of stock options for the respective periods ended January 29, 2005, January 31, 2004 and February 1, 2003 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

Accounting for Royalties Due Under the License Agreement

In connection with the acquisition of the DSNA Business, the Company entered into a License and Conduct of Business Agreement (the “License Agreement”) to have the right to use certain Disney intellectual property in the Disney Store business in exchange for ongoing royalty payments.  (See Note 3 – License Agreement with Disney.)

Minimum royalty commitments are recorded on a straight-line basis over the life of the initial 15 year term of the License Agreement.  During each period, amounts due in excess of the minimum royalty commitment are recorded as an expense if management expects to surpass the minimum royalty commitment on an annual basis, even if the contingency threshold has not been surpassed in that particular period.  The royalty percentage does not increase over the initial term of the License Agreement, except for royalties on Internet sales.  In the first year, the Internet royalty is 5%, and 9%, and in certain instances, 10%, thereafter.

In connection with the acquisition of the DSNA Business, the Company was granted a royalty holiday for two years.  In addition, depending on the specific store location, certain stores have an extension of the royalty holiday for up to eight years.  The amortization of the royalty holiday is recognized on a straight-line basis as a reduction of royalty expense over the term of the License Agreement.  Royalty expense, and the associated amortization of the royalty abatement, is recorded in selling, general and administrative expenses.

As of January 29, 2005, management’s estimate of the value of the earned abatement of $7,097,000 has been recorded in deferred royalties.  The actual value of the royalty holiday is not determinable until the completion of the royalty holiday period, and may differ materially from the Company’s current estimate.  Net royalty expense of $7,107,000 has been included in selling, general and administrative expenses for fiscal 2004.  The Company’s classification of royalty expense in selling, general and administrative expenses may not be comparable to the classification of such costs at other companies.

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability and measured at its fair value.  The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income from continuing operations or accumulated other comprehensive income, depending on whether the derivative qualifies for hedge accounting treatment.

Beginning in the second quarter of 2004, the Company used foreign currency forward contracts for the specific purpose of reducing the exposure to variability in forecasted cash flows associated primarily with inventory purchases for the Company’s Canadian operations.  These instruments were not designated as hedges and, in accordance with SFAS No. 133, the changes in fair value were recorded in period earnings.  As of January 29, 2005, the Company’s forward contracts had matured.  The realized losses on these foreign currency forward contracts amounted to $643,000 and were recorded in selling, general and administrative expenses.

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

Newly Issued Accounting Pronouncements

SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) was issued on December 14, 2004 and becomes effective for reporting periods beginning after June 15, 2005.  SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees.  The Company plans to adopt SFAS 123(R) as required in the third quarter of fiscal 2005 and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards.  Additionally, for any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts.  Prior periods presented are not required to be restated.  The Company is still assessing the impact of the adoption of SFAS 123(R) on its future results of operations and financial position.  The Company has provided pro forma disclosure of the impact in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies, “Accounting for Stock-Based Compensation.”

2. ACQUISITION OF THE DSNA BUSINESS

On November 22, 2004, effective as of November 21, 2004 (the “Closing Date”), two of the Company’s wholly-owned subsidiaries consummated the acquisition (the “Closing”) of the North American chain of 313 “Disney Store” retail stores and an Internet store (the “DSNA Business”), pursuant to an Acquisition Agreement dated as of October 19, 2004 (the “Acquisition Agreement”) between two of the Company’s subsidiaries, as purchasers, and two subsidiaries of The Walt Disney Company, as sellers (the “Sellers”).  The Walt Disney Company and any of its subsidiaries are herein referred to interchangeably as “Disney.”  Pursuant to the terms of the Acquisition Agreement, the Company’s subsidiaries acquired two Disney operating subsidiaries that were operating a total of 313 Disney Stores, consisting of all existing Disney Stores in the United States and Canada, other than “flagship” stores and stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business.   Additionally, all store lease and other legal obligations of the acquired entities remained the obligations of the acquired operating subsidiaries of the Company.  Results of the acquired DSNA Business from November 21, 2004 have been included in the Company’s consolidated financial statements.  The Company’s subsidiaries that operate the Disney Store business are referred to herein interchangeably and collectively as the “Hoop Operating Entities.”

The DSNA Business was acquired for a payment of $103.9 million, inclusive of an estimated post-closing true-up, and an estimated $6.7 million in transaction costs, for a total estimated acquisition cost of $110.6 million.  These amounts were funded using cash-on-hand, borrowings under the Company’s amended credit facility and an additional credit facility for the Hoop Operating Entities, and a short-term Sellers’ payable.

At the Closing, subsidiaries of the Company and Disney entered into the License Agreement under which the Hoop Operating Entities have the right to use certain Disney intellectual property in the Disney Store business in exchange for ongoing royalty payments.  (See Note 3 - License Agreement with Disney.)

In addition, the Company and one of its subsidiaries entered into a Guaranty and Commitment (the “Guaranty and Commitment”) dated as of November 21, 2004, in favor of the Hoop Operating Entities and Disney.  As required by the Guaranty and Commitment and the Acquisition Agreement, the Company invested $50 million in the Hoop Operating Entities concurrently with the consummation of the acquisition, and agreed to invest up to an additional $50 million to enable the Hoop Operating Entities to comply with their obligations under the License Agreement and otherwise fund the operations of the Hoop Operating Entities.   The Company also agreed to guarantee the payment and performance of the Hoop Operating Entities (for their royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.  As the Company is guaranteeing the obligations of a wholly-owned subsidiary, no value for the guarantee has been recorded.

The Company funded its capital commitment at the Closing and the preliminary acquisition payment, as applicable, through cash flow from operations, through a seller’s payable that was subsequently paid in full on December 14, 2004, and through short-term borrowings under its amended credit facility with Wells Fargo and certain other lenders. The Company also negotiated a separate credit facility with Wells Fargo and certain other lenders for the Hoop Operating Entities, which funded a portion of the acquisition payment under the Acquisition Agreement, and also provides for the Hoop Operating Entities’ working capital needs.

Purchase Price Allocation

This acquisition is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).  As such, the Company has undertaken an analysis of the fair value of tangible and intangible assets acquired and liabilities assumed, and determined the preliminary excess of fair value of net assets acquired over cost.  The Company’s purchase price allocation is as follows (dollars in thousands):

Estimated acquisition cost:
Acquisition payment, inclusive of estimated post-closing true-up	$103,859
Transaction costs	6,700
Total estimated acquisition cost	110,559

Fair value of assets acquired and liabilities assumed:
Inventories	104,226
Prepaid expenses and other assets	29,028
Property and equipment	46,293
Accounts payable and accrued expenses	(18,737)
Leasehold interests and other long-term liabilities	(3,514)
Total fair value of net assets	157,296
Excess of fair value of net assets acquired over cost	46,737
Allocation of excess of fair value of net assets acquired over cost to long-lived assets	46,293
Extraordinary gain on the acquisition of DSNA Business	$444

Extraordinary gain on the acquisition of DSNA Business, net of tax	$273

Under the Acquisition Agreement, the preliminary acquisition payment amount was determined using acquired net working capital, as defined, as of the Closing Date, subject to true-up six months subsequent to the Closing Date.  The amount of the true-up has not been finalized by the Company, but the Company’s current estimate has been included in the preliminary purchase price allocation above.  The Company does not expect that any adjustment to the estimated true-up amount included above will have a material impact on its financial position or results of operations.  In addition, the Company has estimated the amount of accrued liabilities as of the Closing Date.  These accrued liabilities reflect operating liabilities incurred prior to the Closing Date that the Company agreed to assume pursuant to the Acquisition Agreement.  These accrued liabilities may vary from actual results, which could cause future adjustment to the purchase price allocation.

Accrued expenses as of the Closing Date include approximately $1.7 million related to the estimated cost of exiting certain Disney Store facilities, stores and operations.  Through January 29, 2005, the Company had utilized $0.1 million of these accruals, and expects the remaining amounts to be used during fiscal 2005.

As the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, in accordance with SFAS 141, the valuation of the net assets acquired was reduced to the amount paid.  Accordingly, no basis was assigned to property and equipment or any other long-lived assets and the remaining excess was recorded as an extraordinary gain, net of taxes, of $0.3 million.

Unaudited Pro Forma Financial Results

The unaudited pro forma condensed consolidated financial information (the “Pro Forma Information”) for Fiscal 2003 and Fiscal 2004 presented below give pro forma effect to four transactions consummated as of November 21, 2004 (the “Transactions”): (i) the acquisition of the DSNA Business, (ii) the license of certain intellectual property of Disney under the License Agreement, (iii) the incurrence of debt for the acquisition and the initial funding requirement under the Guaranty and Commitment, pursuant to the terms of the Company’s credit facility with Wells Fargo Retail Finance, LLC (“Wells Fargo”), and (iv) the incurrence of debt for the acquisition pursuant to the terms of a new credit facility for the Hoop Operating Entities.  The Pro Forma Information excludes the extraordinary gain on the acquisition of the DSNA Business.

The Pro Forma Information assumes that the Transactions took place on the first day of the respective period presented.  The historical financial statements of the subsidiaries of Disney from which the DSNA Business were extracted (the “Predecessor”) which were used in the preparation of the Pro Forma Information used a fiscal year that ends on the Saturday closest to September 30.  This differs from the Company’s fiscal year, which ends on the Saturday closest to January 31.  For purposes of the Pro Forma Information for Fiscal 2003, the Company has used the Predecessor’s unaudited historical results for the fifty-two week period ended December 27, 2003.  For purposes of the Pro Forma Information for Fiscal 2004, the Company has used the Predecessor’s unaudited historical results for the forty week period ended October 2, 2004, in combination with the results of operations for the 10 weeks ended January 29, 2005 that are included in the Company’s fiscal 2004 results of operations.  The Company believes these differences in fiscal calendars do not materially impact the pro forma results presented.  Amounts related to stores not acquired have been excluded from the accompanying Pro Forma Information.

The following table presents the unaudited Pro Forma Information (in thousands, except per share amounts):

	For the Fiscal Year Ended
	January 29, 2005	January 31, 2004
Net sales	$1,513,919	$1,342,258
Net income (loss)	20,941	(20,050)
Basic net income (loss) per share	$0.78	$(0.75)
Diluted net income (loss) per share	$0.76	$(0.75)

3. LICENSE AGREEMENT WITH DISNEY

In connection with the acquisition of the DSNA Business, subsidiaries of the Company and Disney entered into a License Agreement under which the Company’s subsidiaries have the right to use certain Disney intellectual property in the DSNA Business in exchange for ongoing royalty payments.

Pursuant to the terms of the License Agreement, the Hoop Operating Entities operate retail stores in North America using the “Disney Store” name and contract to manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future.  The Hoop Operating Entities will make royalty payments to Disney beginning in November 2006 equal to 5% of net sales at physical Disney Store retail locations, subject to an additional royalty holiday with respect to a limited number of stores.  The License Agreement provides for a minimum royalty to be paid in each year, beginning in the third year after the acquisition.  Beginning in October 2005, the Hoop Operating Entities will also operate the www.disneystore.com Internet store which will feature a select assortment of merchandise offered in the physical retail locations.  In the first year, the Company will pay a 5% royalty on Internet sales, and 9% royalty, and in some instances 10%, thereafter.  The initial term of the License Agreement is 15 years and, if certain financial performance and other conditions are satisfied, the License Agreement may be extended at the Company’s option for up to three additional ten-year terms.

The License Agreement includes provisions regarding the manner in which the Hoop Operating Entities will operate the Disney Store business and requires that approvals be obtained from a Disney affiliate for certain matters, including all uses of the intellectual property of Disney and its affiliates and the opening or closing of Disney Stores beyond certain parameters set forth in the License Agreement.  The License Agreement obligates the Hoop Operating Entities to remodel stores as new long-term leases are executed.

The License Agreement limits the Company’s ability to receive cash dividends or other distributions from the Hoop Operating Entities.  The Hoop Operating Entities’ independent directors must approve payment of any dividends or other distributions to the Company, other than payments of: amounts due under the terms of tax sharing and intercompany services agreements; approximately $61.5 million to recoup the portion of the purchase price paid by the Company to Disney (limited to cumulative cash flows since the date of the acquisition); and certain other dividend payments, subject to satisfaction of certain additional operating conditions, and limited to 50% of cumulative cash flows up to $90 million, and 90% of cumulative cash flows thereafter.  The License Agreement also restricts the incurrence of indebtedness in excess of certain permitted amounts.

The License Agreement also entitles Disney to designate a representative to attend meetings of the Board of Directors of the Company as an observer.  Upon the occurrence of certain specified events, including an uncured royalty breach and other repeated material breaches by the Hoop Operating Entities of the terms of License Agreement, certain material breaches by the Company of the terms of the Guaranty and Commitment described below, and certain changes in ownership or control of the Company or the Hoop Operating Entities, Disney will have the right to terminate the License Agreement, in which event Disney may require the Company to sell the Disney Store business to Disney or one of its affiliates or to a third party at a price to be determined by appraisal or, in the absence of such sale, to wind down the Disney Store business in an orderly manner.

In addition, the Company and one of its subsidiaries entered into the Guaranty and Commitment as discussed in Note 2 - Acquisition of the DSNA Business.

4. FINANCIAL RESTATEMENT FOR LEASE-RELATED ACCOUNTING

In light of a recent SEC clarification on lease accounting, the Company corrected its lease accounting policies and the way the Company accounts for its leases, specifically the accounting for operating leases with scheduled rent increases and landlord construction allowances.

Under the requirements of FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense is required to be recognized on a straight-line basis over the lease term.  In prior periods, the Company had incorrectly determined that the term of the lease begins on the commencement date of the lease, which generally coincides with the store opening date.  The Company has corrected this policy to properly commence the lease for accounting purposes when the Company takes physical possession of the property to begin construction.  This correction has the effect of including the construction period in the determination of the period over which rent is calculated.  The Company continues to capitalize occupancy costs incurred prior to the commencement of store pre-opening activities.  These capitalized costs are amortized over the remaining lease term.  The net effect of this correction was to increase depreciation expense with a corresponding decrease to rent expense and to increase the amount of deferred rent liabilities with a corresponding increase in leasehold improvements.  The Company has corrected the prior years’ consolidated financial statements to properly account for these lease-related issues.

In addition, under FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” lease incentives such as landlord construction allowances received to defray construction costs incurred by the Company should be reflected as a deferred lease incentive, amortized over the lease term and reflected as a reduction to rent expense.  The Company had previously incorrectly classified landlord construction allowances as a reduction to property and equipment instead of as a deferred lease incentive.  In fiscal 2004, the Company has corrected its accounting policy to treat landlord construction allowances received as deferred lease incentives.  The Company has restated the prior years’ consolidated financial statements to properly account for landlord construction allowances.

The primary impact of the restatement was to reclassify, and in some instances increase or decrease, certain expenses on the consolidated statements of income.  In addition, property and equipment and other long term assets were increased, with corresponding increases in deferred rent liabilities.  While the correction of the errors did not change total cash position, changes in classification were made in the consolidated statements of cash flows.  Cash flows provided by operating activities increased with a corresponding increase in cash flows used in investing activities.

In fiscal 2003 and fiscal 2002, cost of sales was reduced by $8.7 million and $7.1 million, respectively. Conversely, depreciation expense was increased by $8.7 million in fiscal 2003 and $7.2 million in fiscal 2002.  In addition, the asset impairment charge in fiscal 2002 increased by $1.4 million.  Net income for fiscal 2003 and fiscal 2002 is now $22.9 million, or diluted net income per share of $0.85, and $8.1 million, or diluted net income per share of $0.30, respectively.

In addition to the changes in net income, restated net property and equipment, total assets and total liabilities as of January 31, 2004 were $211.5 million, $426.2 million and $170.1 million, respectively.

While the correction of the errors did not change the Company’s total cash position, classification of landlord construction allowances received in the consolidated statements of cash flows changed from cash flows used in investing activities to cash flows provided by operating activities.  For fiscal 2003 and fiscal 2002, cash flows provided by operating activities increased by approximately $11.7 million and $20.7 million, respectively, with offsetting increases in cash flows used in investing activities.

The following tables summarize the impact of the restatement on previously filed financial information (in thousands, except per share amounts):

	Consolidated Statements of Income
	As reported	Adjustments	As restated
Fiscal year ended January 31, 2004:

Cost of sales	$485,671	$(8,710)	$476,961
Gross profit	312,267	8,710	320,977
Selling, general and administrative expenses	235,293	122	235,415
Depreciation and amortization	40,028	8,672	48,700
Income before income taxes and extraordinary gain	36,753	(84)	36,669
Provision for income taxes	13,796	(32)	13,764
Net income	22,957	(52)	22,905
Basic net income per common share	$0.86	$—	$0.86
Diluted net income per common share	0.85	—	0.85

	Consolidated Statements of Income
	As reported	Adjustments	As restated
Fiscal year ended February 1, 2003:

Cost of sales	$422,721	$(7,098)	$415,623
Gross profit	248,688	7,098	255,786
Asset impairment charge	3,170	1,369	4,539
Depreciation and amortization	35,746	7,199	42,945
Income before income taxes and extraordinary gain	15,412	(1,470)	13,942
Provision for income taxes	6,478	(617)	5,861
Net income	8,934	(853)	8,081
Basic net income per common share	$0.34	$(0.04)	$0.30
Diluted net income per common share	0.33	(0.03)	0.30

	Consolidated Balance Sheet
	As reported	Adjustments	As restated
As of January 31, 2004:

Property and equipment, net	$146,707	$64,747	$211,454
Deferred income taxes	12,428	670	13,098
Other assets	1,099	1,120	2,219
Total assets	359,666	66,537	426,203
Deferred rent liabilities	14,187	67,457	81,644
Total liabilities	102,661	67,457	170,118
Accumulated other comprehensive income	2,754	17	2,771
Retained earnings	150,290	(937)	149,353
Total stockholders’ equity	257,005	(920)	256,085
Total liabilities and stockholders’ equity	359,666	66,537	426,203

	Consolidated Statements of Cash Flows
	As reported	Adjustments	As restated
Fiscal year ended January 31, 2004:

Net cash provided by operating activities	$68,354	$11,685	$80,039
Net cash used in investing activities	(31,788)	(11,685)	(43,473)

	Consolidated Statements of Cash Flows
	As reported	Adjustments	As restated
Fiscal year ended February 1, 2003:

Net cash provided by operating activities	$37,671	$20,660	$58,331
Net cash used in investing activities	(48,536)	(20,660)	(69,196)

5. CREDIT FACILITIES

Amended Loan Agreement

Prior to October 30, 2004, the Company had a credit facility (the “Original Wells Fargo Credit Facility”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”).  The Original Wells Fargo Credit Facility provided for up to $85 million in borrowings, which included a sublimit of up to $80 million in letters of credit.  Wells Fargo acted as the Company’s agent bank for a syndicated group of lenders under this facility.  This credit facility also contained provisions to increase borrowings up to $120 million (including a sublimit for letters of credit of $100 million), subject to sufficient collateralization and the syndication of the incremental line of borrowing.  The amount that could be borrowed under the credit facility depended on the Company’s levels of inventory and accounts receivable.  The Original Wells Fargo Credit Facility would have expired in April 2006 and provided for one-year renewal options.

As of October 30, 2004, the Company amended and restated its credit facility with Wells Fargo (“the Amended Loan Agreement”), partly in connection with its acquisition of the DSNA Business.  The terms of the Amended Loan Agreement are substantially the same as the Original Wells Fargo Credit Facility except the Amended Loan Agreement provides for borrowings up to $130 million (including a sublimit for letters of credit of $100 million) and extends the term of the facility until November 1, 2007 with successive one-year renewal options.

The Amended Loan Agreement is secured by a first priority security interest in substantially all the assets of the Company and its subsidiaries, other than assets in Canada and assets owned by the Company’s subsidiaries that were formed in connection with the acquisition of the DSNA Business.  Amounts outstanding under the Amended Loan Agreement bear interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR rate plus a pre-determined spread.  The LIBOR spread is 1.50% to 3.00%, depending on the Company’s level of availability from time to time.  The unused line fee under the Amended Loan Agreement is 0.38%.  The Company borrowed $53.8 million under the Amended Loan Agreement to support the acquisition of the DSNA Business.

The Company had $37.3 million in outstanding borrowings under the Amended Loan Agreement as of January 29, 2005 and had no borrowings under the Original Wells Fargo Credit Facility as of January 31, 2004.  Letters of credit outstanding as of January 29, 2005 and January 31, 2004 were $42.2 million and $33.9 million, respectively.  Availability as of January 29, 2005 and January 31, 2004 was $15.3 million and $51.1 million, respectively.

The Amended Loan Agreement also contains covenants, which include limitations on the Company’s annual capital expenditures, the maintenance of certain levels of excess collateral, as well as, a prohibition on the payment of dividends.  As of January 29, 2005, the Company was in compliance with all of its covenants under the Amended Loan Agreement, as amended (see Note 17 – Subsequent Events).  Noncompliance with these covenants could result in additional fees or could affect the Company’s ability to borrow.

The interest rate charged under the Amended Loan Agreement was 5.25% as of January 29, 2005.  The interest rate charged under the Original Wells Fargo Credit Facility was 4.0% as of January 31, 2004.

Borrowing activity under these agreements was as follows (dollars in thousands):

	For the Fiscal Year Ended
	January 29, 2005	January 31, 2004

Average balances outstanding	$6,023	$414
Weighted average interest rate	5.13%	4.12%
Maximum balance outstanding	$53,832	$2,298

Hoop Loan Agreement

In connection with the acquisition of DSNA Business, the Hoop Operating Entities, entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) dated as of November 21, 2004 with certain financial institutions and Wells Fargo, as administrative agent, establishing a senior secured credit facility for the DSNA Business.  The Hoop Loan Agreement provides for borrowings up to $100 million (including a sublimit for letters of credit of $90 million), subject to the amount of eligible inventory and accounts receivable of the domestic Hoop Operating Entity from time to time.  The term of the facility extends until November 21, 2007.  Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at the Hoop Operating Entities’ option, the LIBOR rate plus a pre-determined margin.  The prime rate margin is 0.25% and the LIBOR margin is 2.0% or 2.25%, depending on the domestic Hoop Operating Entity’s level of excess availability from time to time.  The unused line fee is 0.30%.

The Hoop Loan Agreement contains various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of intercompany dividends and indebtedness.  Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of the Hoop Operating Entities as well as a pledge of a portion of the equity interests in the Canadian Hoop Operating Entity.  Borrowings and letters of credit under the Hoop Loan Agreement are used by the Hoop Operating Entities for working capital purposes for the Disney Store business.  The Hoop Operating Entities borrowed $40.3 million under the Hoop Loan Agreement to support the acquisition of the Disney Store business.

There were no borrowings under the Hoop Loan Agreement as of January 29, 2005.  Letters of credit outstanding as of January 29, 2005 were $35.4 million and availability as of January 29, 2005 was $4.4 million.  The interest rate charged under the Hoop Loan Agreement was 5.5% as of January 29, 2005.

Borrowing activity under the Hoop Loan Agreement was as follows (dollars in thousands):

January 29, 2005

Average balances outstanding	$1,180
Weighted average interest rate	5.31%
Maximum balance outstanding	$40,250

Toronto Dominion Credit Facility

The Company has an $8.1 million credit facility with Toronto Dominion Bank (the “Toronto Dominion Credit Facility”) to support the Canadian subsidiary which operates “The Children’s Place” stores in Canada.  As of January 29, 2005, the Company requested that the standby letter of credit which collateralized the Toronto Dominion Credit Facility for $1.8 million be released, which was completed on February 3, 2005.  The Company did not borrow under the Toronto Dominion Credit Facility during fiscal 2004.  The Toronto Dominion Credit Facility remains in place to support the Company’s Canadian subsidiary which operates “The Children’s Place” stores in Canada, should the need arise.

As of January 31, 2004, the Toronto Dominion Credit Facility was secured by a standby letter of credit issued under the Original Wells Fargo Credit Facility and was collateralized to provide $1.8 million in borrowings.  As of January 31, 2004, there were no borrowings and no outstanding letters of credit under the Toronto Dominion Credit Facility.  Availability under this credit facility was $1.8 million as of January 31, 2004.  Interest rates charged under this credit facility were 4.25% as of January 31, 2004.  The Toronto Dominion Bank can demand repayment and cancel the availability of the Toronto Dominion Credit Facility at any time.

Borrowing activity under the Toronto Dominion Credit Facility was as follows (dollars in thousands):

	For the Fiscal Year Ended
	January 29, 2005	January 31, 2004

Average balances outstanding	$0	$209
Weighted average interest rate	N/A	4.74%
Maximum balance outstanding	$0	$1,759

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following (dollars in thousands):

	January 29, 2005	January 31, 2004

Prepaid property expense	$19,868	$12,428
Disney dollars and theme park tickets	11,041	0
Prepaid insurance	1,441	1,141
Prepaid supplies	674	1,343
Other prepaid expenses	4,199	2,504
Prepaid expenses and other current assets	$37,223	$17,416

Disney dollars are scrip money purchased by the Hoop Operating Entities and sold in the Disney Stores.  The scrip money is considered legal tender in the Disney theme parks and Disney Stores.  Disney theme park tickets are also purchased by the Hoop Operating Entities and sold in the Disney Stores.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following (dollars in thousands):

	January 29, 2005	January 31, 2004
		(As restated)

Accrued salaries and benefits	$21,366	$11,966
Accrued real estate expenses	7,599	4,037
Customer liabilities	10,824	8,290
Professional fees	10,493	1,310
Accrued store expenses	9,601	2,702
Sales taxes and other taxes payable	8,040	4,272
Accrued marketing	3,894	1,098
Accrued insurance	2,234	2,856
Other accrued expenses	9,389	3,720
Accrued expenses and other current liabilities	$83,440	$40,251

8. COMMITMENTS AND CONTINGENCIES

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

Rent expense is as follows (dollars in thousands):

	For the Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(As restated)	(As restated)
Store and distribution facilities rent:
Minimum rentals	$108,620	$91,547	$78,743
Amortization of lease incentives	(9,942)	(8,710)	(7,098)
Additional rent based upon sales	551	200	161
Total rent expense	$99,229	$83,037	$71,806

Future minimum annual lease payments under the Company’s operating leases at January 29, 2005, are as follows (dollars in thousands):

Fiscal year	Operating Leases
2005	$141,824
2006	137,300
2007	125,593
2008	113,237
2009	103,754
Thereafter	291,842
Total minimum lease payments	$913,550

As of April 1, 2005, the Company is leasing approximately 107 Disney Stores on a month-to-month basis, pending the consummation of executed lease contracts.  The Company expects to execute the leases by July 2005.  The preceding table excludes the minimum annual payment obligations for these leases.  Based upon letter agreements the Company has received from its landlords, the Company has estimated its obligation for these stores.  Had all leases for stores operating on a month-to-month basis as of January 29, 2005 been executed as of that date, the Company estimates that future minimum annual lease payments under these additional operating leases would have been as follows (dollars in thousands):

Fiscal year	Operating Leases
(Unaudited)
2005	$12,716
2006	12,967
2007	13,224
2008	13,486
2009	13,753
Thereafter	73,006
Total minimum lease payments	$139,152

As of January 29, 2005, the Company has entered into various purchase commitments for merchandise for re-sale and capital equipment that approximate $220 million and $10 million, respectively.

The Company’s acquisition of the DSNA Business was structured to create the Hoop Operating Entities as separate legal entities to fund and operate the Disney Store business.  The domestic Hoop Operating Entity was capitalized with $50 million on the Closing Date.  In addition, the Company has agreed to invest up to an additional $50 million to enable the Hoop Operating Entities to comply with their respective obligations under the License Agreement and otherwise to fund their operations.  The Company also guaranteed royalty payments and other obligations under the License Agreement up to a maximum of $25 million, plus expenses.

In addition, under the License Agreement, the Hoop Operating Entities are also subject to minimum royalties.  The minimum royalty payment is computed as follows: in the years following the end of the two-year royalty holiday, the minimum royalty payment is the greater of (i) 60% of the royalty that would have been payable under the terms of the License Agreement for acquired stores in the base year, which was the year ended October 2, 2004, as if the License Agreement had been in effect in that year, grown at the rate of the Consumer Price Index, or (ii) 80% of the average of the royalty amount payable in the previous two years.  During fiscal 2004, since the Company was in the royalty holiday period, no minimum royalty was due under the License Agreement.  (See Note 3 – License Agreement with Disney.)  Until finalized with Disney, the Company estimates minimum royalties will approximate $211 million (unaudited) over the 15 year initial term of the License Agreement.

9. LITIGATION

The Company reserves for litigation settlements when it can determine the probability of outcome and can estimate costs.  Estimates are adjusted as facts and circumstances require.  The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings, will not have a material adverse effect on the Company’s financial position or results of operations.

10. INCOME TAXES

Components of the Company’s provision for income taxes consisted of the following (dollars in thousands):

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(As restated)	(As restated)
Current -
Federal	$17,658	$15,036	$4,405
Foreign	3,423	1,418	702
State	3,429	3,649	772
Deferred -
Federal	803	(4,844)	744
Foreign	757	0	(1,589)
State	1,024	94	(762)
Change in valuation allowance	0	(1,589)	1,589
Total provision for income taxes	27,094	13,764	5,861
Taxes on the extraordinary gain	(171)	0	0
Tax provision as shown on the consolidated statements of income	$26,923	$13,764	$5,861
Effective tax rate	38.5%	37.5%	42.0%

A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rate follows (dollars in thousands):

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(As restated)	(As restated)

Calculated income tax provision at Federal statutory rate	$24,632	$12,831	$4,777
State income taxes, net of Federal benefit	2,893	2,796	68
Foreign tax rate differential	(369)	(318)	(554)
Losses for which no tax benefit is recognized	0	(1,589)	1,589
Nondeductible expenses	34	22	10
Other	(96)	22	(29)
Total tax provision	27,094	13,764	5,861
Taxes on the extraordinary gain	(171)	0	0
Tax provision as shown on the consolidated statements of income	$26,923	$13,764	$5,861

As of January 29, 2005, the Company has not made a U.S. tax provision on approximately $21 million of unremitted earnings of its international subsidiaries.  These earnings are currently expected to be reinvested overseas to fund expansion in Asia and other foreign markets.  Accordingly, the Company has not provided any provision for income tax expenses in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and, without further guidance, there remains significant uncertainty as to the interpretation of numerous provisions in the Act.  The U.S. Treasury has issued some guidance, which appears to clarify some of the Act’s provisions.  As of January 29, 2005, the Company had not decided whether, and to what extent, it might repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings.  It is expected that further analysis and evaluation of the Act’s provisions will be conducted by the Company once the U.S. Treasury issues all of its guidance, including the anticipated passage of a Technical Corrections Bill by Congress.  This analysis and evaluation is expected to be completed in fiscal 2005, at which time recommendations may be made to the Board of Directors for their approval to repatriate a portion of the total available unremitted earnings as an extraordinary dividend.

Temporary differences which give rise to deferred tax assets and liabilities are as follows (dollars in thousands):

	January 29, 2005	January 31, 2004
		(As restated)
Current -
Uniform inventory capitalization	$3,106	$3,578
Inventory related allowances	2,188	992
Canada net operating loss carryforward	0	757
Prepaid expenses and other reserves	(1,510)	(2,673)
Total current	3,784	2,654
Noncurrent -
State tax net operating losses and credits	0	458
Depreciation	1,018	6,357
Deferred rent	8,366	6,283
Total noncurrent	9,384	13,098
Total deferred tax asset	$13,168	$15,752

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at January 29, 2005.

11. STOCKHOLDERS’ EQUITY

The Company’s stockholders’ equity is comprised of the following:

	January 29, 2005	January 31, 2004
Common stock:
Authorized number of shares, $0.10 par value	100,000,000	100,000,000
Issued and outstanding number of shares	27,218,395	26,733,313
Preferred stock:
Authorized number of shares, $1.00 par value	1,000,000	1,000,000
Issued and outstanding number of shares	0	0

12. STOCK OPTION AND PURCHASE PLANS

Stock Option Plans

The Company has two stock option plans: the 1996 Plan and the 1997 Plan. The 1996 Plan authorized the granting of stock options with respect to 1,743,240 shares of Common Stock.  At the 2004 Annual Meeting of Shareholders, the Company’s stockholders approved an additional 1,500,000 shares available for issuance under the 1997 Plan.  The 1997 Plan, as amended, authorized the granting of stock options with respect to 6,500,000 shares of Common Stock.  As of January 29, 2005, there were 57,300 shares available for grant under the 1996 Plan and 1,518,475 shares available for grant under the 1997 Plan.

Both the 1996 Plan and the 1997 Plan are administered by the Compensation Committee, a sub-committee of the Board of Directors.  Options granted under the 1996 Plan and the 1997 Plan have exercise prices established by the Compensation Committee provided that the exercise price of incentive stock options may not be less than the fair market value of the underlying shares at the date of grant.  The 1996 Plan and the 1997 Plan also contain certain provisions that require the exercise price of incentive stock options granted to stockholders owning greater than 10% of the Company be at least 110% of the fair market value of the underlying shares.  The maximum term of options granted is ten years.  Unless otherwise specified by the Board of Directors, options vest at 20% a year over a five year period.

Changes in common shares under option for the three fiscal years in the period ended January 29, 2005 are summarized below:

	January 29, 2005		January 31, 2004		February 1, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning of year	3,013,985	$20.16	2,085,265	$18.59	2,080,643	$18.49
Granted	881,725	27.64	1,183,500	22.13	291,700	16.66
Exercised	(460,235)	15.31	(135,230)	11.78	(166,218)	9.77
Canceled	(209,790)	29.81	(119,550)	21.65	(120,860)	24.62
End of year	3,225,685	$22.67	3,013,985	$20.16	2,085,265	$18.59
Exercisable at end of year	1,104,899	$18.91	1,150,124	$17.45	960,644	$15.85

The following table summarizes information regarding options outstanding at January 29, 2005:

Options Outstanding				Options Exercisable
Exercise Prices	Outstanding at January 29, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at January 29, 2005	Weighted Average Exercise Price
$2.68	83,472	1.4	$2.68	83,472	$2.68
$8.70 – 12.88	433,720	7.1	10.94	189,130	10.11
$13.97 – 20.55	796,268	6.4	18.01	442,828	17.07
$21.20 – 31.63	1,627,175	8.4	26.58	271,019	24.98
$32.80 – 41.47	285,050	7.7	37.04	118,450	37.37
$2.68 – 41.47	3,225,685	7.5	$22.67	1,104,899	$18.91

Stock Purchase Plans

The Company’s ESPP is authorized to issue up to 360,000 shares of Common Stock for employee purchase through payroll deductions at 85% of fair market value.  As of January 29, 2005, there were 205,488 shares available for grant under the ESPP.  All employees of the Company, who have completed at least 90 days of employment and attained 21 years of age, are eligible to participate, except for employees who own Common Stock or options on such Common Stock which represents 5% or more of the Company’s outstanding

Common Stock.  During fiscal 2004, fiscal 2003 and fiscal 2002, there were 24,847 shares, 28,219 shares and 31,902 shares issued under the ESPP, respectively.

In connection with the Company’s evaluation of the impact of SFAS 123(R), the Company is assessing its continued use of its stock option and stock purchase plans.

13. SAVINGS AND INVESTMENT PLAN

The Company has adopted The Children’s Place 401(k) Savings and Investment Plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended.  The 401(k) Plan is a defined contribution plan established to provide retirement benefits for all employees who have completed 90 days of service with the Company.

The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan’s trustees.  During fiscal 2004, fiscal 2003 and fiscal 2002, the Company matched the lesser of 50% of the participant’s contribution or 2.5% of the participant’s compensation.  During fiscal 2004, fiscal 2003 and fiscal 2002, the Company’s matching contributions to the 401(k) Plan were approximately $916,000, $873,000 and $1,053,000, respectively.

Under statutory requirements, the Company contributes to retirement plans for its Asian operations.  Contributions under these plans in fiscal 2004, fiscal 2003 and fiscal 2002 were immaterial.

14. SEGMENT AND GEOGRAPHIC INFORMATION

Prior to the acquisition of the DSNA Business, the Company operated under one operating segment.  Since November 21, 2004, the Company has segmented its operations based on management responsibility: The Children’s Place stores and the Disney Stores.  Direct administrative expenses are recorded by each segment.  Non-allocable expenses are considered shared services and principally include executive management, finance, real estate, human resources, legal and information technology services.  Shared service assets principally represent capitalized software and computer equipment.  All other administrative assets are allocated between the two operating segments.

The following tables provide fiscal 2004 segment level financial information (dollars in millions):

	The Children’s Place	Disney Store (1)	Shared Services	Total Company

Net sales	$994.1	$163.4	$—	$1,157.5
Depreciation and amortization	46.2	0.0	5.6	51.8
Segment operating profit	109.9	6.1	(46.0)	70.0
Operating income as a percent of net sales	11.1%	3.7%	N/A	6.0%

Total assets	410.8	206.6	10.0	627.4
Capital expenditures	56.5	0.7	4.3	61.5

(1)                                  Represents 10 weeks of operations for the Disney Store business, commencing November 21, 2004.

Since the fair value of assets acquired and liabilities assumed exceeded the amounts paid to acquire the DSNA Business, the Company recorded no basis in the property and equipment it acquired with the DSNA Business.  Correspondingly, the Company recorded no depreciation expense for the Disney Store business in fiscal 2004 as the post-acquisition capital expenditures were not yet placed in service.

Revenues attributable to domestic and foreign operations were as follows (in millions):

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003

United States and Puerto Rico	$1,068.5	$748.0	$656.8
Canada (1)	89.0	49.9	14.6
Total	$1,157.5	$797.9	$671.4

(1)  The Company’s Canadian operations commenced in the second quarter of fiscal 2002.

The Company’s long-lived assets, by geographic region, are comprised of property and equipment, net, long-term deferred income taxes and other assets, and are as follows (in thousands):

	Fiscal Year Ended
	January 29, 2005	January 31, 2004
		(As restated)

United States and Puerto Rico	$206,182	$206,150
Canada	27,600	19,916
Asia	1,447	705
Total	$235,229	$226,771

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the quarterly consolidated statements of income data for the periods indicated, giving effect to the restatement described above in Note 4 – Financial Restatement For Lease-Related Accounting (in thousands, except per share amounts):

	Fiscal Year Ended January 29, 2005
	First Quarter		Second Quarter
	(As reported)	(As restated)	(As reported)	(As restated)

Net sales	$225,779	$225,779	$189,165	$189,165
Gross profit	91,858	94,183	58,299	60,739
Net income (loss) (2)	11,533	11,533	(9,911)	(9,911)
Basic net income (loss) per common share(2)	0.43	0.43	(0.37)	(0.37)
Diluted net income (loss) per common share(2)	0.42	0.42	(0.37)	(0.37)

	Fiscal Year Ended January 29, 2005
	Third Quarter		Fourth Quarter (1)
	(As reported)	(As restated)	(As reported)

Net sales	$280,496	$280,496	$462,108
Gross profit	113,983	116,496	180,449
Net income(2)	17,683	17,683	23,975
Basic net income per common share(2)	0.66	0.66	0.89
Diluted net income per common share(2)	0.65	0.65	0.85

(1)  Fourth quarter included 10 weeks of operations for the Disney Store business, commencing November 21, 2004.

(2)  Fourth quarter included an extraordinary gain of $273, or $0.01 per share, after taxes, resulting from the difference between the fair value of the DSNA Business acquired versus the amount the Company paid (See Note 2 – Acquisition of the DSNA Business.)

	Fiscal Year Ended January 31, 2004
	First Quarter		Second Quarter
	(As reported)	(As restated)	(As reported)	(As restated)

Net sales	$181,010	$181,010	$159,082	$159,082
Gross profit	69,890	71,920	50,470	52,621
Net income (loss)	5,529	5,529	(9,359)	(9,359)
Basic net income (loss) per common share	0.21	0.21	(0.35)	(0.35)
Diluted net income (loss) per common share	0.21	0.21	(0.35)	(0.35)

	Third Quarter		Fourth Quarter
	(As reported)	(As restated)	(As reported)	(As restated)

Net sales	$223,277	$223,277	$234,569	$234,569
Gross profit	91,290	93,530	100,617	102,906
Net income	11,612	11,612	15,175	15,123
Basic net income per common share	0.44	0.44	0.57	0.57
Diluted net income per common share	0.43	0.43	0.55	0.55

The following tables summarize the quarterly consolidated balance sheet data for the periods indicated (in thousands):

	May 1, 2004		July 31, 2004		October 30, 2004
	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)

Total current assets	$216,919	$216,919	$207,501	$207,501	$226,548	$226,548
Property and equipment, net	146,408	211,989	146,016	212,298	153,866	221,410
Total assets	377,141	444,473	367,854	436,004	394,468	463,841
Current liabilities	90,023	90,030	88,818	88,832	96,904	96,924
Total liabilities	107,750	176,002	107,222	176,292	112,512	182,805
Total stockholders’ equity	269,391	268,471	260,632	259,712	281,956	281,036

	May 3, 2003		August 2, 2003		November 1, 2003
	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)

Total current assets	$151,168	$151,168	$153,969	$154,069	$173,887	$173,978
Property and equipment, net	156,846	219,395	154,617	219,029	149,354	214,934
Total assets	317,322	381,637	317,912	384,155	332,441	399,808
Current liabilities	67,246	67,258	76,732	76,732	78,160	78,160
Total liabilities	82,293	147,477	91,921	159,033	93,975	162,211
Total stockholders’ equity	235,029	234,160	225,991	225,991	238,466	237,597

The following tables summarize the year-to-date consolidated statements of cash flows data for the periods indicated (in thousands):

	Thirteen Weeks Ended May 1, 2004		Twenty-Six Weeks Ended July 31, 2004		Thirty-Nine Weeks Ended October 30, 2004
	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)

Cash flows provided by (used in) operating activities	$19,307	$22,459	$(24,779)	$(18,336)	$4,045	$14,257
Cash flows used in investing activities	(10,854)	(14,006)	(20,453)	(26,896)	(37,164)	(47,376)
Cash flows provided by financing activities	1,792	1,792	2,078	2,078	2,696	2,696

	Thirteen Weeks Ended May 3, 2003		Twenty-Six Weeks Ended August 2, 2003		Thirty-Nine Weeks Ended November 1, 2003
	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)

Cash flows provided by (used in) operating activities	$20,490	$23,441	$6,194	$13,271	$32,275	$42,751
Cash flows used in investing activities	(10,321)	(13,272)	(18,353)	(25,430)	(25,642)	(36,118)
Cash flows provided by financing activities	467	467	713	713	816	816

16. RELATED PARTY TRANSACTIONS

SKM Financial Advisory Services

In conjunction with a 1996 private placement, the Company sold common stock to two funds, the SK Equity Fund, L.P. and the SK Investment Fund, L.P. (collectively, the “SK Funds”) managed by Saunders, Karp & Megrue, L.P. (“SKM”).  In addition, the Company entered into a management agreement with SKM which provided for the payment of an annual fee of $150,000, payable quarterly in advance, in exchange for certain financial advisory services. This management agreement remained in effect until SKM or any of its affiliates’ total ownership of the Company’s Common Stock was less than 10% on a fully diluted basis.  Pursuant to this management agreement, the Company incurred fees and expenses of approximately $151,000 in each of the fiscal years 2004, 2003 and 2002.  On November 18, 2004, the SK funds sold the Company’s Common Stock, which brought their ownership position to less than 10% on a fully diluted basis.  Effective for fiscal 2005, the management agreement with SKM will no longer be in effect.

Stockholders Agreement

The Company and certain of its stockholders are parties to a Stockholders Agreement (the “Stockholders Agreement”).  The Stockholders Agreement sets forth certain rights and obligations in order to ensure a degree of management continuity and ownership of the Company by imposing certain restrictions and obligations on the ownership, retention and disposition of the capital stock of the Company.  The Stockholders Agreement places certain limitations upon the transfer, in privately negotiated transactions, of shares of Common Stock beneficially owned by Ezra Dabah, CEO, and the SK Funds.  In addition, the Stockholders Agreement provides that (1) so long as Ezra Dabah, together with members of his family, beneficially owns shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include three directors nominated by Ezra Dabah and (2) so long as the SK Funds beneficially own shares representing at least 25% of the shares of Common Stock owned by such parties on the date of the Stockholders Agreement, the stockholders party to the Stockholders Agreement will be obligated to vote all shares as to which they have voting rights in a manner such that the Board of Directors will at all times include two directors nominated by the SK Funds. Should the number of directors comprising the Board of Directors be increased, nominees for the remaining director positions will be designated by the Board of Directors.

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

On November 18, 2004, the SK Funds sold the Company’s Common Stock, bringing their Common Stock ownership to less than 25% of the shares of Common Stock owned by SK Funds on the date of the Stockholders Agreement.  Therefore, the SK Funds’ rights under the Stockholders Agreement terminated.  However, any and all obligations of the SK Funds under the Stockholders Agreement remain in full force and effect.

Employment Agreements

The Company has entered into employment agreements with certain of its executives which provide for the payment of severance up to three times the executive’s salary and certain benefits following any termination without cause.  These contracts commit the Company in the aggregate to approximately $3.6 million, of which approximately $3.5 million represents severance benefits.

Employment of Family Members

Ezra Dabah, CEO, is the son-in-law of Stanley Silverstein, a member of the Board of Directors.  Nina Miner, who is Mr. Silverstein’s daughter and Mr. Dabah’s sister-in-law, is employed by the Company as the Senior Vice President, Design and Trend Development.  Additionally, four other immediate family members of Mr. Dabah are employed by the Company.  The aggregate compensation for Mr. Dabah’s relatives, including Ms. Miner, approximated $1.5 million in fiscal 2004.

Executive Officers

The Company had one outstanding loan to an executive officer at the beginning of fiscal 2002 that totaled approximately $537,000 in principal and accrued interest.  The loan bore interest at the prime rate as quoted by Chase Manhattan Bank and was secured by the principal residence of the executive officer.  The loan matured on April 15, 2002 and the term was extended by the Company to April 15, 2003.  As of February 2, 2003, this loan had principal and accrued interest outstanding totaling approximately $550,000.  The principal balance and accrued interest on this loan was repaid on April 3, 2003.

Shareholder Receivable

In August, 1999, the Company incurred approximately $227,000 in legal, accounting, printing and other costs for a secondary offering that was subsequently canceled.  SKM, Ezra Dabah and Stanley Silverstein, a member of the Board of Directors, had agreed to reimburse the Company for these costs, which were included on the balance sheet as a component of other assets.  The Company forgave approximately $8,000 of the shareholder receivable as part of a severance agreement with one of its former executives.  As of April 15, 2004, SKM and Ezra Dabah reimbursed the Company approximately $189,000 for their portions of the shareholder receivable.  On March 7, 2005, Stanley Silverstein reimbursed the Company for the remaining $30,000 outstanding portion of the shareholder receivable.

17.  SUBSEQUENT EVENTS

On February 16, 2005, in connection with the development of a new 525,000 square foot distribution facility in South Brunswick Township, New Jersey, the Company entered into a $16.9 million lease for an automated material handling system with Siemens Financial Services, Inc. (“Siemens”). Payments on this five year lease commence in July 2005.

On April 12, 2005, in conjunction with the restatement of the Company’s consolidated financial statements, the Company amended its Amended Loan Agreement with Wells Fargo, to change certain definitions and the computation of certain financial covenants.  In addition, this amendment acknowledges that any changes in the Company’s lease-related accounting would not constitute an event of default and provides for waiver in all respects for all prior periods.

(a) (2) Financial Statement Schedules

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 29, 2005, JANUARY 31, 2004 AND FEBRUARY 1, 2003

(amounts in thousands)

COLUMN A	COLUMN B	COLUMN C - ADDITIONS		COLUMN D	COLUMN E
	Balance at Beginning of year	Charged to Expenses	Charged to other accounts	Deductions	Balance at End of year

Inventory markdown reserve (1)
Year ended January 29, 2005	$1,614	$2,754	$0	$(592)	$3,776
Year ended January 31, 2004	1,402	606	0	(394)	1,614
Year ended February 1, 2003	1,100	2,000	0	(1,698)	1,402

(1)  Represents reserves to reflect merchandise inventories at realizable value.

(a)(3) Exhibits

3.1*	Amended and Restated Certificate of Incorporation of the Company.
3.2*	Amended and Restated By-Laws of the Company.
4.1*	Form of Certificate for Common Stock of the Company.
9.1*	Amended and Restated Stockholders Agreement, dated as of September 18, 1997.
10.1*	1996 Stock Option Plan of The Children’s Place Retail Stores, Inc.
10.2*	1997 Stock Option Plan of The Children’s Place Retail Stores, Inc.
10.3*	The Children’s Place Retail Stores, Inc. 401(k) Plan.
10.4*	Form of The Children’s Place Retail Stores, Inc. Employee Stock Purchase Plan.
10.5*	The Children’s Place Retail Stores, Inc. Management Incentive Plan.
10.8*	Employment Agreement dated as of June 27, 1996 between the Company and Ezra Dabah.
10.10*	Form of Indemnification Agreement between the Company and the members of its Board of Directors.
10.12*	Form of Amended and Restated Registration Rights Agreement, dated as of September 18, 1997.
10.17*	Buying Agency Agreement dated September 17, 1996 between the Company and KS Best International.
10.18*	Advisory Agreement dated June 28, 1996 between the Company and Saunders Karp & Megrue, L.P.
10.20**	Lease for a distribution center and corporate headquarters facility between the Company and Hartz Mountain Associates, dated June 30, 1998.
10.21**	Software Purchase and license agreement between the Company and Trimax Inc. dated August 14, 1998.
10.22***	Amendment to a lease for a distribution center and corporate headquarters facility between the Company and Hartz Mountain Associates, dated November 20, 1998.
10.25‡	Lease Agreement between the Company and Haven Gateway LLC, dated as of August 17, 2000.
10.26‡	Lease Agreement between the Company and Hartz Mountain Associates, dated as of October 31, 2000.
10.27«	Agreement as of May 23, 2002 between the Company and Toronto-Dominion Bank for a Demand Facility.
10.33^

Lease Agreement as of August 12, 2003 between Orlando Corporation and The Children’s Place (Canada), LP. Together with, Indemnity Agreement as of August 12, 2003 between the Company and Orlando Corporation. Together with, Surrender of Lease as of August 12, 2003 between the Company and Orlando Corporation and Orion Properties Ltd.

10.34(1)	Amended and Restated Employment Agreement dated as of January 22, 2004 between the Company and Neal Goldberg.
10.35(2)	Lease Agreement between the Company and Turnpike Crossing I, LLC, dated as of July 14, 2004.
10.36(3)	Acquisition Agreement dated as of October 19, 2004 by and among Disney Enterprises, Inc., Disney Credit Card Services, Inc., Hoop Holdings, LLC and Hoop Canada Holdings, Inc.
10.37(3)

Fourth Amended and Restated Loan and Security Agreement dated as of October 30, 2004 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent.

10.38(3)	License and Conduct of Business Agreement dated as of November 21, 1004 by and among TDS Franchising, LLC, The Disney Store, LLC and The Disney Store (Canada) Ltd.
10.39(3)

Guaranty and Commitment dated as of November 21, 2004 by The Children’s Place Retail Stores, Inc. and Hoop Holdings, LLC in favor of The Disney Store, LLC, The Disney Store (Canada) Ltd. and TDS Franchising, LLC.

10.40(3)

Loan and Security Agreement dated as of November 21, 2004 between The Disney Store, LLC and Hoop Retail Stores, LLC, as borrowers, Hoop Canada Holdings, Inc., as guarantor, Hoop Canada, Inc. and The Disney Store (Canada) Ltd., as secondary guarantors, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent.

10.41

First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated December 31, 2004 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent.

10.42

Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated April 12, 2005 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent.

21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31	Section 302 Certifications
32	Section 906 Certifications

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

‡

Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the period ended October 28, 2000. Exhibit 10.25 was filed previously as Exhibit 10.3 in such quarterly report and Exhibit 10.26 was filed previously as Exhibit 10.4 in such quarterly report.

«	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the period ended May 4, 2002. Exhibit 10.27 was filed previously as Exhibit 10.1 in such quarterly report.

^	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the period ending November 1, 2003. Exhibit 10.33 was filed previously as Exhibit 10.2 in such quarterly report.

(1)	Incorporated by reference to registrant’s quarterly report on Form 10-Q for the period ended May 1, 2004. Exhibit 10.34 was filed previously as Exhibit 10.1 in Such quarterly report.

(2)	Incorporated by reference to registrant’s quarterly report on Form 10-Q for the period ended July 31, 2004. Exhibit 10.35 was filed previously as Exhibit 10.2 in such quarterly report.

(3)

Incorporated by reference to registrant’s quarterly report on Form 10-Q for the period ended October 30, 2004. Exhibit 10.36 was previously filed as Exhibit 2.1 in such quarterly report, Exhibit 10.37 was previously filed as Exhibit 10.3 in such quarterly report, Exhibit 10.38 was previously filed as Exhibit 10.4 in such quarterly report, Exhibit 10.39 was previously filed as Exhibit 10.5 in such quarterly report and Exhibit 10.40 was previously filed as Exhibit 10.6 in such quarterly report.

(b) Reports on Form 8-K

October 2004 Sales Release, dated November 4, 2004.

Entry into a Material Definitive Agreement with Wells Fargo Retail Finance, LLC, dated November 10, 2004.

Third Quarter 2004 Earnings Release, dated November 16, 2004.

Entry into a Material Definitive Agreement and Completion of an Acquisition of Assets with The Walt Disney Company, dated November 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE RETAIL STORES, INC.
By:

/s/ Ezra Dabah
Ezra Dabah
Chairman of the Board and
Chief Executive Officer
April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ezra Dabah	Chairman of the Board of Directors and Chief Executive Officer	April 14, 2005
Ezra Dabah	(Principal Executive Officer)

/s/ Seth L. Udasin	Vice President and Chief Financial Officer (Principal Financial	April 14, 2005
Seth L. Udasin	and Accounting Officer)

/s/ Charles Crovitz	Director	April 14, 2005
Charles Crovitz

/s/ Malcolm Elvey	Director	April 14, 2005
Malcolm Elvey

/s/ Robert Fisch	Director	April 14, 2005
Robert Fisch

/s/ Sally Frame Kasaks	Director	April 14, 2005
Sally Frame Kasaks

/s/ John Megrue	Director	April 14, 2005
John Megrue

/s/ Stanley Silverstein	Director	April 14, 2005
Stanley Silverstein