Form 10-K/A
period 2005-01-29
CHILDRENS PLACE RETAIL STORES INC
filed 2005-06-14
CIK 1041859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

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

EXPLANATORY NOTE:

The Children’s Place Retail Stores, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Form 10-K for the fifty-two weeks ended January 29, 2005, filed with the Securities and Exchange Commission on April 14, 2005 (the “Original Filing”) to: (i) to revise Items 7, 9A, and 15(a)(1) to reflect the restatement of the balance sheet and statements of cash flows to correct the classification of certain investments which were previously classified as cash and cash equivalents, (ii) to revise Item 15 to reflect the restatement of minimum annual lease payments, (iii) to revise Items 7 and 15 to reflect the new adoption date of Statement of Financial Accounting Standards No 123(R), “Accounting for Stock-based Compensation,” (iv) to revise the opinion of our independent auditors regarding our internal control over financial reporting set forth in Item 9A to include a reference to the updated audit opinion included in Item 15(a)(i), and (iv) to replace certain Exhibits in Item 15(a)(3) due to the restatements described above.

Except for the amendments described above, this Amendment No. 1 on Form 10-K/A does not modify or update in any way the Original Filing.]

THE CHILDREN’S PLACE RETAIL STORES, INC.

AMENDMENT NO. 1

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 29, 2005
TABLE OF CONTENTS

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
9A.	Control and Procedures
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

The accompanying consolidated financial statements have been restated as described under the sub-headings, “Investments,” and “Minimum Lease Commitments” in Note 4 — Financial Restatements and the following discussion has been revised to reflect the effects of the restatements.

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

Financial Restatements

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

While the correction of the lease accounting errors did not change our total cash position, classification of landlord construction allowances received in the consolidated statements of cash flows changed from cash flows used in investing activities to cash flows provided by operating activities.  For fiscal 2003 and fiscal 2002, cash flows provided by operating activities increased by approximately $11.7 million and $20.7 million, respectively, with offsetting increases in cash flows used in investing activities.  In addition, cash flows used by investing activities were also impacted by the restatement of investments, as described below.

Investments

Under the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 95, “Statement of Cash Flows,” as amended, cash equivalents are short-term, highly liquid investments that are readily convertible to cash and have original maturities of less than three months.  Historically, we recorded auction rate securities as cash equivalents.  However, these securities do not meet the definition of cash equivalents due to their longer ultimate contractual maturities and pricing reset feature.  Accordingly, subsequent to the initial issuance of our consolidated financial statements for the year ended January 29, 2005, we determined to restate prior period information to correct the classification of auction rate securities from cash equivalents to investments.  Auction rate securities were held in an interim period in fiscal 2004 and at year end during fiscal 2003.  We did not invest in auction rate securities in fiscal 2002.  Auction rate securities are securities earning income at a rate that is periodically reset, typically within 35 days.  These securities are classified as “available-for-sale” securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, these investments are recorded at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity, net of tax.  Realized gains and losses and investment income are included in earnings.

There was no impact on any income statement items, including earnings per share; total current assets or current liabilities; total assets or liabilities; stockholders’ equity; debt covenants or liquidity; or cash flow from operating activities or cash flows from financing activities as a result of this restatement.  For fiscal 2004, cash used by investing activities decreased $22.3 million as a result of the net sale of auction rate securities.  For fiscal 2003, cash used by investing activities increased $22.3 million as a result of the net purchase of auction rate securities.

Minimum Lease Commitments

Subsequent to the initial issuance of our consolidated financial statements for the year ended January 29, 2005, we determined that the table summarizing our future minimum lease commitments in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 29, 2005, contained computational errors relating to two store leases that were entered into as of January 29, 2005 for stores scheduled for opening during fiscal 2005, resulting in an overstatement of our minimum annual lease payments of approximately $49.0 million over the lease term shown in the table   The restatement to correct this error had no impact on the consolidated statements of income, balance sheets, stockholders’ equity or statements of cash flow.

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

Revenue Recognition — Sales are recognized upon purchase by customers at our retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns.  Actual sales return rates have historically been within our expectations and the allowance established.  However, in the event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected.  Our net sales include the 7% commission we receive from a Disney subsidiary on the sale of Walt Disney World® Resort and Disneyland® Resort tickets.

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

Inventory Valuation — Merchandise inventories are stated at the lower of average cost or market, using the retail inventory method.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio by merchandise department to the retail value of inventories.  At any one time, inventories include items that have been marked down to our best estimate of their fair market value.  We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  To the extent that our markdown estimates are not adequate, additional markdowns may have to be recorded, which could reduce our gross margins and operating results.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, including the popularity and relevancy of the Disney characters, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner could increase future markdown rates.

Accounting for Acquisitions — The acquisition of the DSNA Business is being accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”).  As such, the Company has undertaken an analysis of the fair value of identified tangible and intangible assets acquired and liabilities assumed, and determined the preliminary excess of fair value of net assets acquired over cost.  We utilized estimates to determine the fair value of inventory, acquired leases and certain acquisition costs.  We will continue to monitor our estimates of the fair value of the assets acquired and the liabilities assumed, and while not anticipated, we may adjust these amounts during fiscal 2005.  We believe that any changes to these amounts will not have a material impact on our financial condition or results of operation.

Accounting for Royalties — In exchange for the right to use certain Disney intellectual property, we are required to pay a Disney subsidiary royalty payments pursuant to a License and Conduct of Business Agreement (the “License Agreement”).  Minimum royalty commitments are recorded on a straight-line basis over the life of the initial 15 year term of the License Agreement.  During each period, amounts due in excess of the minimum royalty commitment are recorded as an expense if we expect to surpass the minimum royalty commitment on an annual basis, even if the contingency threshold has not been surpassed in that particular period.

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

Rent Expense and Deferred Rent — Rent expense and rent incentives, including landlord construction allowances, are recognized on a straight-line basis over the lease term, beginning on the date of physical possession.  The Company records rent expense and rent incentives as a component of cost of sales.  The unamortized portion of deferred rent is included in accrued expenses and deferred rent liabilities.  Rent incurred during construction, prior to commencement of store pre-opening activities, is capitalized and then amortized starting over the remaining lease term.  Unamortized pre-opening rent is included in leasehold improvements.

Impairment of Assets — We continually evaluate each store’s performance and measure the carrying value of each location’s fixed assets, principally leasehold improvements and fixtures, versus its projected cash flows.  An impairment loss is recorded if the projected future cash flows are insufficient to recapture the net book value of their assets.  To the extent our estimates of future cash flows are incorrect, additional impairment charges may be recorded in future periods.

Litigation — We reserve litigation settlements when we can determine the probability of outcome and can estimate costs.  Estimates are adjusted as facts and circumstances require.  We are involved in various legal proceedings arising in the normal course of our business.  In our opinion, any ultimate liability arising out of such proceedings will not have a material adverse effect on our future business.

Stock Options — We record no compensation expense on our financial statements for stock-based compensation, since we grant stock options at prices that equal or exceed the fair market value of our common stock at the date of the grant.  Effective in fiscal 2006, we will be required to recognize compensation expense in an amount equal to the fair value of the stock-based compensation granted to employees.  We are currently assessing the full impact of the new accounting rules related to stock-based compensation on our future results of operations and financial position.  Regardless, the additional expense required to be recognized by the new accounting rules will negatively impact net income.  In addition, increases to our stock price would result in more diluted shares outstanding and reduce our diluted net income per common share.

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

Cash flows used in investing activities were $146.6 million, $65.8 million and $69.2 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.  During fiscal 2004, cash flows used in investing activities increased primarily due to the acquisition of the DSNA Business and capital expenditures related to store openings and remodelings and investments in our logistics and information technology infrastructure, partially offset by the net sale of our auction rate securities.  The number of new store openings and remodelings have a significant impact on our cash flows used in investing activities.  In fiscal 2004, fiscal 2003 and fiscal 2002, we opened 62, 53 and 126 stores while remodeling six, 13 and 11 stores, respectively.  During fiscal 2003, cash flows used in investing activities also included a net $22.3 million investment in auction rate securities.

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

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations as of January 29, 2005 (amounts in thousands): June 14, 2005

	Payments Due By Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	2 — 3 years	4 — 5 years	After 5 years
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Operating leases (1)	$864,575	$137,835,	$253,669	$207,389	$265,682
Employment contracts (2)	3,594	2,034	1,560	0	0
Minimum Disney Store royalty (3)	211,000	0	15,000	30,000	166,000
Transitional severance (4)	2,000	2,000	0	0	0
Long-term debt	0	0	0	0	0
Capital leases	0	0	0	0	0

Other Commercial Commitments (dollars in thousands)	Total	Amounts of Commitment Expiration Per Period
	Amounts Committed	1 year or less	1 — 3 years	4 — 5 years	After 5 years

Credit facilities	$37,268	$37,268	$0	$0	$0
Purchase commitments (5)	230,000	230,000	0	0	0
Merchandise letters of credit	63,837	63,837	0	0	0
Standby letters of credit (6)	13,809	6,165	7,644	0	0

(1)        As of April 1, 2005, we are leasing approximately 107 Disney Stores on a month-to-month basis, pending the consummation of executed lease contracts, which is expected to be completed by July 2005.  The above table excludes the minimum annual payment obligations for these leases.  Had all leases for stores operating on a month-to-month basis been executed as of January 29, 2005, we estimate we would have had an additional $139.2 million in operating leases.  We have based this estimate on letter agreements that we have received from our landlords.  (See Note 8 — Commitments and Contingencies.)

(2)        Includes severance obligations due upon termination.  We do not expect to make a cash outlay for severance benefits under these contracts during fiscal 2005.  Certain employment contracts also provide for continued medical coverage for a specified period.  The cost of these medical benefits was not estimated.

(3)        After a two year royalty holiday, we are subject to minimum royalties, which are calculated using a base year increased for inflation.  The effects of future inflation have not been estimated in the amounts presented.  Until finalized by a Disney subsidiary, we have estimated the minimum royalties due for these periods.  (See Note 8 — Commitments and Contingencies.)

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

(b)  Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our system of internal control is evaluated on a cost benefit basis and is designed to provide reasonable, not absolute, assurance that reported financial information is materially accurate.

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

In reaching its conclusion that the internal control over financial reporting was effective as of January 29, 2005, management included consideration of the facts and circumstances surrounding the restatement of the Company’s previously issued consolidated financial statements, as referred to in the sub-heading, “Lease-Related Accounting,’’ in Note 4 — Financial Restatements in the accompanying consolidated financial statements.

We believe that our monitoring controls in the fourth quarter of fiscal 2004 adequately mitigated the underlying lease-related control deficiency that led to the restatement.  Such monitoring controls were evaluated and were deemed to be operating effectively as of January 29, 2005.  Management concluded that the underlying lease-related control deficiency was a significant deficiency.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 29, 2005 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included immediately following Item 9A(c) to this Annual Report on Form 10-K/A and incorporated herein by reference to the 2004 Annual Report to Shareholders.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2005, of the Company and our report dated April 14, 2005 (June 14, 2005 as to the effects of the restatements as described under the sub-headings, “Investments” and “Minimum Lease Commitments,” in Note 4 — Financial Restatements to the restated consolidated financial statements) expressed an unqualified opinion on those financial statements and financial statement schedule.

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

The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 (As restated)

Consolidated Statements of Income for the fiscal year ended January 29, 2005 and each of the two fiscal years ended January 31, 2004 (As restated)

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal year ended January 29, 2005 and each of the two fiscal years ended January 31, 2004 (As restated)

Consolidated Statements of Cash Flows for the fiscal year ended January 29, 2005 (As restated) and each of the two fiscal years ended January 31, 2004 (As restated)

Notes to Consolidated Financial Statements

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

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 (As restated)

Consolidated Statements of Income for the fiscal year ended January 29, 2005 and each of the two fiscal years ended January 31, 2004 (As restated)

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal year ended January 29, 2005 and each of the two fiscal years ended January 31, 2004 (As restated)

Consolidated Statements of Cash Flows for the fiscal year ended January 29, 2005 (As restated) and each of the two fiscal years ended January 31, 2004 (As restated)

Notes to Consolidated Financial Statements

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

As discussed in Note 4, the accompanying consolidated financial statements have been restated.

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

DELOITTE & TOUCHE LLP

New York, New York

April 14, 2005  (June 14, 2005 as to the effects of the restatements as described under the sub-headings, “Investments” and “Minimum Lease Commitments,” in Note 4 — Financial Restatements)

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	January 29,	January 31,
	2005	2004
		(As restated
		— Note 4)

ASSETS
Current assets:
Cash and cash equivalents	$165,196	$52,432
Investments	0	22,340
Cash and investments	165,196	74,772
Accounts receivable	23,987	8,462
Inventories	161,969	96,128
Prepaid expenses and other current assets	37,223	17,416
Deferred income taxes	3,784	2,654
Total current assets	392,159	199,432

Property and equipment:
Leasehold improvements	246,582	218,756
Store fixtures and equipment	151,737	131,259
Capitalized software	25,018	22,046
Construction in progress	13,002	3,553
	436,339	375,614

Less accumulated depreciation and amortization	(213,617)	(164,160)
Property and equipment, net	222,722	211,454
Deferred income taxes	9,384	13,098
Other assets	3,123	2,219
Total assets	$627,388	$426,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$37,268	$0
Accounts payable	78,106	35,173
Taxes payable	16,135	9,733
Accrued expenses and other current liabilities	83,440	40,251
Total current liabilities	214,949	85,157
Deferred rent liabilities	91,111	81,644
Deferred royalty	7,097	0
Other long-term liabilities	2,568	3,317
Total liabilities	315,725	170,118
COMMITMENTS AND CONTINGENCIES (NOTE 8) STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value	2,722	2,673
Preferred stock, $1.00 par value	0	0
Additional paid-in capital	111,373	101,288
Accumulated other comprehensive income	4,935	2,771
Retained earnings	192,633	149,353
Total stockholders’ equity	311,663	256,085
Total liabilities and stockholders’ equity	$627,388	$426,203

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(As restated	(As restated
		— Note 4)	— Note 4)

Net sales	$1,157,548	$797,938	$671,409
Cost of sales	705,681	476,961	415,623

Gross profit	451,867	320,977	255,786
Selling, general and administrative expenses	329,916	235,415	194,907
Asset impairment charges	164	448	4,539
Depreciation and amortization	51,835	48,700	42,945

Operating income	69,952	36,414	13,395
Interest expense (income), net	22	(255)	(547)

Income before income taxes and extraordinary gain	69,930	36,669	13,942
Provision for income taxes	26,923	13,764	5,861

Income before extraordinary gain	43,007	22,905	8,081
Extraordinary gain, net of taxes	273	—	—

Net income	$43,280	$22,905	$8,081

Basic income per common share before extraordinary gain	$1.60	$0.86	$0.30
Extraordinary gain, net of taxes	0.01	—	—
Basic net income per common share	$1.61	$0.86	$0.30

Basic weighted average common shares outstanding	26,919	26,646	26,501

Diluted income per common share before extraordinary gain	$1.56	$0.85	$0.30
Extraordinary gain, net of taxes	0.01	—	—
Diluted net income per common share	$1.57	$0.85	$0.30

Diluted weighted average common shares and common share equivalents outstanding	27,633	27,099	26,978

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of income.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss)/Income	Equity	Income

BALANCE, February 2, 2002 (As previously reported)	26,372	$2,637	$95,982	$118,399	$(12)	$217,006
Prior period adjustment (Note 4)	—	—	—	(32)	(2)	(34)
BALANCE, February 2, 2002 (As restated — Note 4)	26,372	2,637	95,982	118,367	(14)	216,972
Exercise of stock options and employee stock purchases	198	20	2,034	—	—	2,054
Tax benefit of stock option exercises	—	—	749	—	—	749
Change in cumulative translation adjustment	—	—	—	—	285	285	$285
Net income (As restated — Note 4)	—	—	—	8,081	—	8,081	8,081
Comprehensive income							$8,366
BALANCE, February 1, 2003 (As restated — Note 4)	26,570	2,657	98,765	126,448	271	228,141
Exercise of stock options and employee stock purchases	163	16	2,003	—	—	2,019
Tax benefit of stock option exercises	—	—	520	—	—	520
Change in cumulative translation adjustment	—	—	—	—	2,500	2,500	$2,500
Net income (As restated — Note 4)	—	—	—	22,905	—	22,905	22,905
Comprehensive income							$25,405
BALANCE, January 31, 2004 (As restated — Note 4)	26,733	2,673	101,288	149,353	2,771	256,085
Exercise of stock options and employee stock purchases	485	49	7,570	—	—	7,619
Tax benefit of stock option exercises	—	—	2,515	—	—	2,515
Change in cumulative translation adjustment	—	—	—	—	2,164	2,164	$2,164
Net income	—	—	—	43,280	—	43,280	43,280
Comprehensive income							$45,444
BALANCE, January 29, 2005	27,218	$2,722	$111,373	$192,633	$4,935	311,663

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of changes in stockholders’ equity.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(As restated	(As restated	(As restated
	— Note 4)	— Note 4)	— Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,280	$22,905	$8,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,835	48,700	42,945
Deferred financing fee amortization	108	60	51
Amortization of lease acquisition costs	158	140	80
Loss on disposals of property and equipment	527	381	466
Asset impairment charges	164	448	4,539
Deferred royalty	7,097	0	0
Extraordinary gain	(444)	0	0
Deferred taxes	2,584	(5,028)	213
Deferred rent expense	(7,930)	(6,420)	(3,277)
Changes in operating assets and liabilities, net of the impact of the acquisition:
Accounts receivable	(6,552)	5,430	(1,676)
Inventories	39,504	(19,880)	(16,322)
Prepaid expenses and other assets	(3,689)	1,815	(7,333)
Accounts payable	30,840	4,095	8,628
Accrued expenses and other current liabilities	42,271	15,586	1,276
Deferred rent liabilities	14,746	11,807	20,660
Other liabilities	(1,552)	0	0
Total adjustments	169,667	57,134	50,250
Net cash provided by operating activities	212,947	80,039	58,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(61,512)	(43,473)	(68,013)
Acquisition of DSNA Business	(107,256)	0	0
Purchase of investments	(43,930)	(31,590)	0
Sale of investments	66,270	9,250	0
Other	(157)	0	(1,183)
Net cash used in investing activities	(146,585)	(65,813)	(69,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	300,235	90,855	47,441
Repayments under revolving credit facilities	(262,967)	(90,855)	(47,441)
Exercise of stock options and employee stock purchases	7,619	2,019	2,054
Deferred financing costs	(626)	(175)	0
Net cash provided by financing activities	44,261	1,844	2,054

Effect of exchange rate changes on cash	2,141	(283)	265
Net increase (decrease) in cash and cash equivalents	112,764	15,787	(8,546)
Cash and cash equivalents, beginning of period	52,432	36,645	45,191
Cash and cash equivalents, end of period	$165,196	$52,432	$36,645

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$18,734	$4,243	$14,896
Cash paid during the year for interest	209	302	197

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

Investments

Investments at January 31, 2004 consist of auction rate securities, which are securities, earning income at a rate that is periodically reset, typically within 35 days.  These securities are classified as “available-for-sale” securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, these investments are recorded at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity, net of tax.  Realized gains and losses and investment income are included in earnings.  At January 31, 2004, the auction rate securities had contractual ultimate maturities ranging from 2015 through 2021.  The Company did not have any investments at January 29, 2005 and February 1, 2003.  These investments have been recorded in current assets since they will be utilized in operations within the year of their respective balance sheet date.

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

Accounting for Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company evaluates each store’s performance (after a store has been open a full fiscal year) and measures the carrying value of each location’s fixed assets, principally leasehold improvements and fixtures, versus its estimated future cash flows.  When the evaluation of a store location indicates that the cash flows are not sufficient to recover the carrying value of the long-term assets at the store, the store assets are deemed to be impaired and are adjusted to their fair values.

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

Landlord Construction Allowances

The Company accounts for landlord construction allowances as lease incentives and records them as a component of deferred rent, which is amortized as a reduction of rent expense over the lease term.  (See Note 4 – Financial Restatements.)

Rent Expense and Deferred Rent

Rent expense and lease incentives, including landlord construction allowances, are recognized on a straight-line basis over the lease term, commencing generally on the date the Company takes possession of the leased property.  The Company records rent expense and the impact of lease incentives as a component of cost of sales.  The unamortized portion of deferred rent is included in accrued expenses and deferred rent liabilities.  As of January 29, 2005, the current and long-term portions of deferred rent were approximately $1,865,000 and $91,111,000, respectively.  As of January 31, 2004, the current and long-term portions of deferred rent were approximately $809,000 and $81,644,000, respectively.  (See Note 4 - Financial Restatements.)

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

Pro forma income per common share for the three fiscal years ended January 29, 2005 excludes the dilutive effect of stock options, which would have been antidilutive as a result of the impact of unamortized stock-based compensation expense determined under fair value based methods.

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

The Pro Forma Information assumes that the Transactions took place on the first day of the respective period presented.  The historical financial statements of the subsidiaries of Disney, from which the DSNA Business was derived (the “Predecessor,”) which were used in the preparation of the Pro Forma Information, used a fiscal year that ends on the Saturday closest to September 30.  This differs from the Company’s fiscal year, which ends on the Saturday closest to January 31.  For purposes of the Pro Forma Information for Fiscal 2003, the Company has used the Predecessor’s unaudited historical results for the fifty-two week period ended December 27, 2003.

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

4. FINANCIAL RESTATEMENTS

The lease-related accounting restatement discussed below was previously disclosed in the Company's Annual Report on Form 10-K dated April 14, 2005 (the "Initial Form 10-K''). The investments and minimum lease commitments restatements discussed below were identified subsequent to the filing of the Initial Form 10-K.

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

While the correction of the errors did not change the Company’s total cash position, classification of landlord construction allowances received in the consolidated statements of cash flows changed from cash flows used in investing activities to cash flows provided by operating activities.  For fiscal 2003 and fiscal 2002, cash flows provided by operating activities increased by approximately $11.7 million and $20.7 million, respectively, with offsetting increases in cash flows used in investing activities.  Cash flows used in investing activities was also impacted by the restatement of investments as summarized in the sub-heading “Investments” in the following paragraph.

Investments

Under the requirements of SFAS No. 95, “Statement of Cash Flows,” as amended, cash equivalents are short-term, highly liquid investments that are readily convertible to cash and have original maturities of less than three months.  Historically, the Company recorded auction rate securities as cash equivalents.  However, these securities do not meet the definition of cash equivalents due to their ultimate contractual maturities and pricing reset feature.  Accordingly, the Company’s management determined to restate prior period balance sheet and cash flow statements to correct the classification of auction rate securities from cash equivalents to investments.  Auction rate securities were held in an interim period in fiscal 2004 and at year end during fiscal 2003.  The Company did not invest in auction rate securities in fiscal 2002.  Auction rate securities are securities earning income at a rate that is periodically reset, typically within 35 days.  These securities are classified as “available-for-sale” securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, these investments are recorded at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity, net of tax.  Realized gains and losses and investment income are included in earnings.

There was no impact on any income statement items, including earnings per share; total current assets or current liabilities; total assets or liabilities; stockholders’ equity; debt covenants or liquidity; or cash flow from operating activities or cash flows from financing activities as a result of this restatement.  For fiscal 2004, cash used by investing activities decreased $22.3 million as a result of the net sale of auction rate securities.  For fiscal 2003, cash used by investing activities increased $22.3 million as a result of the net purchase of auction rate securities.

Impact of Lease-Related Accounting and Investment Restatements

The following tables (in thousands, except per share amounts) summarize the impact of the lease accounting restatement on previously filed consolidated statements of income and balance sheet data.  The investment restatement did not impact the consolidated statements of income and balance sheet data described below.

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

The following table summarizes the impact of the lease accounting and investment restatements on previously filed consolidated cash flow data (in thousands):

	Consolidated Statements of Cash Flows
		Lease	Investment
Fiscal year ended January 29, 2005	As Reported	Restatement	Restatement	As Restated
Cash flows provided by operating activities	$212,947	—	—	212,947
Cash flows used in investing activities	(168,925)	—	22,340	(146,585)

		Lease	Investment
Fiscal year ended January 31, 2004	As Reported	Restatement	Restatement	As Restated
Cash flows provided by operating activities	$68,354	11,685	—	80,039
Cash flows used in investing activities	(31,788)	(11,685)	(22,340)	(65,813)

		Lease	Investment
Fiscal year ended February 1, 2003	As Reported	Restatement	Restatement	As Restated
Cash flows provided by operating activities	$37,671	20,660	—	58,331
Cash flows used in investing activities	(48,536)	(20,660)	—	(69,196)

Minimum Lease Commitments

Subsequent to the initial issuance of the Company’s consolidated financial statements for the year ended January 29, 2005, Company’s management determined that the table summarizing the Company’s future minimum lease commitments in Note 8 – Commitments and Contingencies contained computational errors related to two store leases that were entered into as of January 29, 2005 for stores scheduled to open during fiscal 2005, resulting in an overstatement of the Company’s minimum annual lease payments of approximately $49.0 million over the lease term shown in the table.

The following table (in thousands) summarizes the impact of the restatement to correct the error in minimum lease commitments:

Fiscal year	Operating Leases
	(As reported)	(As restated)
2005	$141,824	$137,835
2006	137,300	132,688
2007	125,593	120,981
2008	113,237	108,625
2009	103,754	98,764
Thereafter	291,842	265,682
Total minimum lease payments	$913,550	$864,575

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

The interest rate charged under the ‘Amended Loan Agreement was 5.25% as of January 29, 2005.  The interest rate charged under the Original Wells Fargo Credit Facility was 4.0% as of January 31, 2004.

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

Rent expense is as follows (dollars in thousands):

	For the Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(As restated)	(As restated)
Store and distribution facilities rent:
Minimum rentals	$108,620	$91,547	$78,743
Amortization of lease incentives	(9,942)	(8,710)	(7,098)
Additional rent based upon sales	551	200	161
Total rent expense	$99,229	$83,037	$71,806

Future minimum annual lease payments under the Company’s operating leases at January 29, 2005, are as follows (dollars in thousands):

Fiscal year	Operating Leases
(As restated)
2005	$137,835
2006	132,688
2007	120,981
2008	108,625
2009	98,764
Thereafter	265,682
Total minimum lease payments	$864,575

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

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the quarterly consolidated statements of income data for the periods indicated, giving effect to the restatement described above in Note 4 – Financial Restatements (in thousands, except per share amounts):

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

	Fiscal Year Ended January 31, 2004
	First Quarter		Second Quarter
	(As reported)	(As restated)	(As reported)	(As restated)

Net sales	$181,010	$181,010	$159,082	$159,082
Gross profit	69,890	71,920	50,470	52,621
Net income (loss)	5,529	5,529	(9,359)	(9,359)
Basic net income (loss) per common share	0.21	0.21	(0.35)	(0.35)
Diluted net income (loss) per common share	0.21	0.21	(0.35)	(0.35)

	Third Quarter		Fourth Quarter
	(As reported)	(As restated)	(As reported)	(As restated)

Net sales	$223,277	$223,277	$234,569	$234,569
Gross profit	91,290	93,530	100,617	102,906
Net income	11,612	11,612	15,175	15,123
Basic net income per common share	0.44	0.44	0.57	0.57
Diluted net income per common share	0.43	0.43	0.55	0.55

The following tables summarize the quarterly consolidated balance sheet data for the periods indicated (in thousands):

	May 1, 2004		July 31, 2004		October 30, 2004
	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)

Total current assets	$216,919	$216,919	$207,501	$207,501	$226,548	$226,548
Property and equipment, net	146,408	211,989	146,016	212,298	153,866	221,410
Total assets	377,141	444,473	367,854	436,004	394,468	463,841
Current liabilities	90,023	90,030	88,818	88,832	96,904	96,924
Total liabilities	107,750	176,002	107,222	176,292	112,512	182,805
Total stockholders’ equity	269,391	268,471	260,632	259,712	281,956	281,036

	May 3, 2003		August 2, 2003		November 1, 2003
	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)

Total current assets	$151,168	$151,168	$153,969	$154,069	$173,887	$173,978
Property and equipment, net	156,846	219,395	154,617	219,029	149,354	214,934
Total assets	317,322	381,637	317,912	384,155	332,441	399,808
Current liabilities	67,246	67,258	76,732	76,732	78,160	78,160
Total liabilities	82,293	147,477	91,921	159,033	93,975	162,211
Total stockholders’ equity	235,029	234,160	225,991	225,991	238,466	237,597

The following tables summarize the year-to-date consolidated statements of cash flows data for the periods indicated (in thousands):

	Thirteen Weeks Ended May 1, 2004		Twenty-Six Weeks Ended July 31, 2004		Thirty-Nine Weeks Ended October 30, 2004
	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)

Cash flows provided by (used in) operating activities	$19,307	$22,459	$(24,779)	$(18,336)	$4,045	$14,257
Cash flows used in investing activities	(10,854)	(34,011)	(20,453)	(4,556)	(37,164)	(25,036)
Cash flows provided by financing activities	1,792	1,792	2,078	2,078	2,696	2,696

	Thirteen Weeks Ended May 3, 2003		Twenty-Six Weeks Ended August 2, 2003		Thirty-Nine Weeks Ended November 1, 2003
	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)

Cash flows provided by (used in) operating activities	$20,490	$23,441	$6,194	$13,271	$32,275	$42,751
Cash flows used in investing activities	(10,321)	(13,272)	(18,353)	(25,430)	(25,642)	(36,118)
Cash flows provided by financing activities	467	467	713	713	816	816

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

10.41(4)

First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated December 31, 2004 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent.

10.42(4)

Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated April 12, 2005 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent.

21.1(4)	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31	Section 302 Certifications
32	Section 906 Certifications

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

(4)	Previously filed in the Company’s Annual Report on Form 10-K dated April 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE RETAIL STORES, INC.
By:

/s/ Ezra Dabah
Ezra Dabah
Chairman of the Board and
Chief Executive Officer
June 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ezra Dabah	Chairman of the Board of Directors and Chief Executive Officer	June 14, 2005
Ezra Dabah	(Principal Executive Officer)

/s/ Hiten D. Patel	Senior Vice President and Chief Financial Officer	June 14, 2005
Hiten D. Patel	(Principal Financial and Accounting Officer)

/s/ Charles Crovitz	Director	June 14, 2005
Charles Crovitz

/s/ Malcolm Elvey	Director	June 14, 2005
Malcolm Elvey

/s/ Robert Fisch	Director	June 14, 2005
Robert Fisch

/s/ Sally Frame Kasaks	Director	June 14, 2005
Sally Frame Kasaks

/s/ John Megrue	Director	June 14, 2005
John Megrue

/s/ Stanley Silverstein	Director	June 14, 2005
Stanley Silverstein