Form 10-Q
period 2005-04-30
CHILDRENS PLACE RETAIL STORES INC
filed 2005-06-14
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Common Stock, par value $0.10 per share, outstanding at June 7, 2005: 27,632,055 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30, 2005	January 29, 2005	May 1, 2004
	(Unaudited)		(Unaudited)
			(As restated – Note 5)
ASSETS
Current assets:
Cash and cash equivalents	$106,467	$165,196	$41,950
Investments	42,515	0	42,345
Cash and investments	148,982	165,196	84,295
Accounts receivable	21,248	23,987	9,879
Inventories	158,200	161,969	100,731
Prepaid expenses and other current assets	41,902	41,007	22,014
Total current assets	370,332	392,159	216,919
Long-term assets:
Property and equipment, net	222,312	222,722	211,989
Other assets	12,890	12,507	15,565
Total assets	$605,534	$627,388	$444,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Revolving loan	$0	$37,268	$0
Accounts payable	86,943	78,106	43,622
Income taxes payable	9,604	16,135	8,270
Accrued expenses, interest and other current liabilities	73,510	83,440	38,138
Total current liabilities	170,057	214,949	90,030
Long-term liabilities:
Deferred rent liabilities	93,950	91,111	82,671
Other long-term liabilities	13,348	9,665	3,301
Total liabilities	277,355	315,725	176,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 27,457,722 shares, 27,218,395 shares and 26,847,948 shares issued and outstanding, at April 30, 2005, January 29, 2005 and May 1, 2004, respectively	2,746	2,722	2,685
Additional paid-in capital	118,514	111,373	103,070
Accumulated other comprehensive income	4,081	4,935	1,834
Retained earnings	202,838	192,633	160,882
Total stockholders’ equity	328,179	311,663	268,471
Total liabilities and stockholders’ equity	$605,534	$627,388	$444,473

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
		(As restated – Note 5)

Net sales	$369,217	$225,779
Cost of sales	227,687	131,596

Gross profit	141,530	94,183
Selling, general and administrative expenses	112,021	62,680
Depreciation and amortization	12,875	12,622

Operating income	16,634	18,881
Interest (income), net	(95)	(25)

Income before income taxes	16,729	18,906
Provision for income taxes	6,524	7,373
Net income	$10,205	$11,533

Basic net income per common share	$0.37	$0.43
Basic weighted average common shares outstanding	27,383	26,813

Diluted net income per common share	$0.36	$0.42
Diluted weighted average common shares and common share equivalents outstanding	28,611	27,657

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
		(As restated – Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,205	$11,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,875	12,622
Deferred financing fee amortization	85	15
Loss on disposals of property and equipment	26	330
Deferred taxes	(138)	0
Deferred rent and lease incentives	(1,655)	(1,847)
Deferred royalty, net	3,292	0
Changes in operating assets and liabilities:
Accounts receivable	2,714	(1,447)
Inventories	3,595	(4,874)
Prepaid expenses and other current assets	(782)	(1,898)
Other assets	(473)	(318)
Accounts payable	9,117	8,587
Income taxes payable	(5,174)	0
Accrued expenses, interest and other current liabilities	(9,881)	(3,396)
Other liabilities	5,018	3,152
Total adjustments	18,619	10,926
Net cash provided by operating activities	28,824	22,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(12,946)	(14,006)
Purchase of investments	(52,515)	(30,805)
Sale of investments	10,000	10,800
Net cash used in investing activities	(55,461)	(34,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	5,808	1,792
Borrowings under revolving credit facility	157,302	25,190
Repayments under revolving credit facility	(194,570)	(25,190)
Net cash (used) provided by financing activities	(31,460)	1,792
Effect of exchange rate changes on cash	(632)	(722)
Net decrease in cash and cash equivalents	(58,729)	(10,482)
Cash and cash equivalents, beginning of period	165,196	52,432
Cash and cash equivalents, end of period	$106,467	$41,950

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest	$187	$6
Cash paid during the period for income taxes	11,893	8,837

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information.  Certain information and footnote disclosures required by US GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 29, 2005, as amended.  These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 29, 2005 included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005 filed with the Securities and Exchange Commission, as amended.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended April 30, 2005 and May 1, 2004 are not necessarily indicative of operating results for a full fiscal year.

2.  STOCK-BASED COMPENSATION

The Company accounts for its stock option plans and its employee stock purchase plan under the intrinsic value method described in the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense has been recognized for stock-based compensation since the options granted were at prices that equaled or exceeded the estimated fair market value of the related stock at the date of grant.  If compensation expense for the Company’s stock options and employee stock purchases issued during the thirteen weeks ended April 30, 2005 and May 1, 2004 had been determined based on the fair value method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” the Company’s net income would have been adjusted to the pro forma amounts indicated below for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
		(As restated)
Net income
As reported	$10,205	$11,533
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,773	1,609
Pro forma	$8,432	$9,924

Earnings per common share
Basic – as reported	$0.37	$0.43
Basic – pro forma	$0.31	$0.37

Diluted – as reported	$0.36	$0.42
Diluted – pro forma	$0.30	$0.37

Diluted pro forma net income per common share for the thirteen weeks ended May 1, 2004 excludes the dilutive effect of stock options, which would have been anti-dilutive as a result of the impact of unamortized stock-based compensation expense determined under fair value based methods.

Commencing for options issued in the fourth quarter of fiscal 2004, the Company used the average of the implied volatility from the Company’s market-traded options and the historical volatility of its stock price to compute the volatility factor.  During the 13 weeks ended April 30, 2005, the volatility factor approximated 45%.  Commencing in the first quarter of fiscal 2005, the expected option term was determined by using a Monte Carlo simulation for Black-Scholes based on historical employee exercise behavior.  For options granted in the thirteen weeks ended April 30, 2005, the expected option term was 4.8 years.

SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) was issued on December 14, 2004 and was to become effective for reporting periods beginning after June 15, 2005.  Recent Securities and Exchange Commission guidance has deferred the effective date for the Company until the first quarter of the next fiscal year.  SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees.  The Company plans to apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards.  Additionally, for any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts.  Prior periods presented are not required to be restated.  The Company is still assessing the impact of the adoption of SFAS 123(R) on its future results of operations and financial position.

3.  ACQUISITION OF THE DSNA BUSINESS

On November 22, 2004, effective as of November 21, 2004 (the “Closing Date”), two of the Company’s wholly-owned subsidiaries acquired two Disney operating subsidiaries that were operating a total of 313 Disney Stores (the “DSNA Business”), consisting of all existing Disney Stores in the United States and Canada, other than “flagship” stores and stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business.  Additionally, all store leases and certain other legal obligations of the acquired entities remain the obligations of the Hoop Operating Entities.  Operations of the acquired DSNA Business from November 21, 2004 have been included in the Company’s consolidated financial statements.  The Company’s subsidiaries that operate the Disney Store business are referred to interchangeably and collectively as the “Hoop Operating Entities.”  The Walt Disney Company and/or its subsidiaries are referred to interchangeably as “Disney.”

The DSNA Business was acquired for a total estimated acquisition cost of $110.6 million, including transaction costs.  The Company estimates that the post-closing purchase price true-up will be finalized by August 2005.  Further, the Company does not believe that any adjustment to the purchase price as a result of the post-closing true-up will have a material adverse effect on the Company’s results of operations or financial position.  The Company’s preliminary purchase price allocation resulted in the recognition of an extraordinary gain on the acquisition of the DSNA Business, net of tax, of $273,000 in the fourth quarter of fiscal 2004.

In the preliminary allocation of purchase price, accrued liabilities were established to reflect liabilities incurred prior to the Closing Date but assumed by the Company.  These estimated accrued liabilities may differ from actual results, which could cause future adjustment to the purchase price allocation.  No such adjustments were made during the thirteen weeks ended April 30, 2005.  During the thirteen weeks ended April 30, 2005, the Company utilized approximately $0.1 million of the reserves established for the estimated cost of exiting certain Disney Store facilities, stores and operations.

The Company and one of its subsidiaries entered into a Guaranty and Commitment (the “Guaranty and Commitment”) dated as of November 21, 2004, in favor of the Hoop Operating Entities and Disney.  As required by the Guaranty and Commitment, the Company invested $50 million in the Hoop Operating Entities concurrently with the consummation of the acquisition, and agreed to invest up to an additional $50 million to enable the Hoop Operating Entities to comply with their obligations under the license agreement (the “License Agreement”) (Note 3 – License Agreement with Disney) and otherwise fund the operations of the Hoop Operating Entities.  The Company also agreed to guarantee the payment and performance of the Hoop Operating Entities (for their royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

Pro Forma Financial Information

The pro forma condensed consolidated financial information (the “Pro Forma Information”) for the thirteen weeks ended May 1, 2004 presented below gives pro forma effect to four transactions consummated as of November 21, 2004 (the

“Transactions”): (i) the acquisition of the DSNA Business, (ii) the license of certain intellectual property of Disney under the License Agreement, (iii) the incurrence of debt for the acquisition and the initial funding requirement under the Guaranty and Commitment, pursuant to the terms of the Company’s credit facility with Wells Fargo Retail Finance, LLC (“Wells Fargo”), and (iv) the incurrence of debt for the acquisition pursuant to the terms of a new credit facility for the Hoop Operating Entities.  The Pro Forma Information excludes any extraordinary items resulting from the acquisition of the DSNA Business.

The Pro Forma Information assumes that the Transactions took place on the first day of the period presented.  The historical financial statements of the subsidiaries of Disney from which the DSNA Business was derived (the “Predecessor”) were used in the preparation of the Pro Forma Information. These historical financial statements had a fiscal year that ends on the Saturday closest to September 30.  This differs from the Company’s fiscal year, which ends on the Saturday closest to January 31.  For purposes of the Pro Forma Information, the Company has used the Predecessor’s unaudited historical results for the thirteen week period ended March 27, 2004.  The Company believes these differences in fiscal calendars do not materially impact the pro forma results presented.  Amounts related to stores not acquired have been excluded from the accompanying Pro Forma Information.

The following table presents the Pro Forma Information (in thousands, except per share amounts):

Thirteen Weeks Ended May 1, 2004

Net sales	$320,703
Net loss	$(5,837)
Basic net loss per share	$(0.22)
Diluted net loss per share	$(0.22)

4.  LICENSE AGREEMENT WITH DISNEY

In connection with the acquisition of the DSNA Business, subsidiaries of the Company and Disney entered into a License Agreement under which the Hoop Operating Entities have the right to use certain Disney intellectual property in the DSNA Business in exchange for ongoing royalty payments.

Pursuant to the terms of the License Agreement, the Hoop Operating Entities operate retail stores in North America using the “Disney Store” name and contract to manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future.  The initial term of the License Agreement is 15 years and, if certain financial performance and other conditions are satisfied, the License Agreement may be extended at the Company’s option for up to three additional ten-year terms.  The Hoop Operating Entities will make royalty payments to Disney beginning in November 2006 equal to 5% of net sales at physical Disney Store retail locations, subject to an additional royalty holiday with respect to a limited number of stores.  The License Agreement provides for a minimum royalty to be paid in each year, beginning after November 21, 2006.  Beginning in October 2005, the Hoop Operating Entities will also operate the www.disneystore.com Internet store, which will feature a select assortment of merchandise offered in the physical retail locations.  In the first year, the Company will pay a 5% royalty on Internet sales.  Thereafter, the Company will pay a 9% royalty, and in some instances a 10% royalty.

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

The License Agreement limits the ability of the Hoop Operating Entities to make cash dividends or other distributions.  The Hoop Operating Entities’ independent directors must approve payment of any dividends or other distributions, other than payments of: amounts due under the terms of tax sharing and intercompany services agreements; approximately $61.5 million to recoup the portion of the purchase price paid by the Company to Disney (limited to cumulative cash flows since the date of the acquisition); and certain other dividend payments, subject to satisfaction of certain additional operating conditions, and limited to 50% of cumulative cash flows up to $90 million, and 90% of cumulative cash flows thereafter (provided that at least $90 million of cash and cash equivalents is maintained at the Hoop Operating Entities).  The License Agreement also restricts the incurrence of indebtedness in excess of certain permitted amounts.

The License Agreement also entitles Disney to designate a representative to attend meetings of the Board of Directors of the Company as an observer.  Upon the occurrence of certain specified events, including an uncured royalty breach and other repeated material breaches by the Hoop Operating Entities of the terms of License Agreement, certain material breaches by the Company of the terms of the Guaranty and Commitment, and certain changes in ownership or control of the Company or the Hoop Operating Entities, Disney will have the right to terminate the License Agreement, in which event Disney may require the Company to sell the Disney Store business to Disney or one of its affiliates or to a third party at a price to be determined by appraisal or, in the absence of such sale, to wind down the Disney Store business in an orderly manner.

During the thirteen weeks ended April 30, 2005, the Company accrued $3.3 million for royalty expense and had an accrued royalty liability on its balance sheet of $10.4 million.  However, due to the royalty holiday discussed above, there were no royalty amounts due or paid under the License Agreement during the thirteen weeks ended April 30, 2005.

5.  FINANCIAL RESTATEMENTS

Lease-Related Accounting

Under the requirements of Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense is required to be recognized on a straight-line basis over the lease term.  In prior periods, the Company had incorrectly determined that the term of the lease begins on the commencement date of the lease, which generally coincides with the store opening date.  The Company has corrected this policy to properly commence the lease for accounting purposes when the Company takes physical possession of the property to begin construction.  This correction has the effect of including the construction period in the determination of the period over which rent is calculated.  The Company continues to capitalize occupancy costs incurred prior to the commencement of store pre-opening activities.  These capitalized costs are amortized over the remaining lease term.  The net effect of this correction was to increase depreciation expense with a corresponding decrease to rent expense and to increase the amount of deferred rent liabilities with a corresponding increase in leasehold improvements.  The Company has corrected the prior years’ condensed consolidated financial statements to properly account for these lease-related issues.

In addition, under FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” lease incentives such as landlord construction allowances received to defray construction costs incurred by the Company should be reflected as a deferred lease incentive, amortized over the lease term and reflected as a reduction to rent expense.  The Company had previously incorrectly classified landlord construction allowances as a reduction to property and equipment instead of as a deferred lease incentive.  In fiscal 2004, the Company corrected its accounting policy to treat landlord construction allowances received as deferred lease incentives.

The primary impact of the restatement was to reclassify, and in some instances increase or decrease, certain expenses on the condensed consolidated statements of income.  In addition, property and equipment and other long term assets were increased, with corresponding increases in deferred rent liabilities.  While the correction of the errors did not change total cash position, changes in classification were made in the condensed consolidated statements of cash flows.  Cash flows provided by operating activities increased with a corresponding increase in cash flows used in investing activities.

For the thirteen weeks ended May 1, 2004, cost of sales was reduced by $2.3 million and, conversely, depreciation expense increased by $2.3 million, with no impact on reported net income.  While the correction of the errors did not change the Company’s total cash position, classification of landlord construction allowances received in the condensed consolidated statements of cash flows changed from cash flows used in investing activities to cash flows provided by operating activities.  For the thirteen weeks ended May 1, 2004, cash flows provided by operating activities increased by approximately $3.2 million with offsetting increases in cash flows used in investing activities.

Investments

Under the requirements of SFAS No. 95, “Statement of Cash Flows,” as amended, cash equivalents are short-term, highly liquid investments that are readily convertible to cash and have original maturities of less than three months.  Historically, the Company recorded auction rate securities as cash equivalents.  However, these securities do not meet the definition of cash equivalents due to their longer ultimate contractual maturities and pricing reset feature.  Accordingly, the Company’s management determined to restate prior period information to correct the classification of its auction rate securities from cash equivalents to investments.  These securities were held by the Company as of May 1, 2004.  There is no impact on any income statement items, including earnings per share; total current assets or current liabilities; total assets or liabilities; stockholders’ equity; debt covenants or liquidity; or cash flow from operating activities or cash flows from financing activities as a result of this restatement.

Impacts to Previously Filed Condensed Consolidated Financial Statements

The following tables summarize the impact of the lease-related accounting and investment restatements on previously filed quarterly condensed consolidated statements of income, balance sheet and cash flow data.  The investment restatement did not impact the condensed consolidated statements of income and the balance sheet data listed below (in thousands, except per share amounts):

	Thirteen Weeks Ended May 1, 2004
	(As reported)	(As restated)
Net sales	$225,779	$225,779
Gross profit	91,858	94,183
Net income	11,533	11,533
Basic net income per common share	0.43	0.43
Diluted net income per common share	0.42	0.42

	May 1, 2004
	(As reported)	(As restated)
Total current assets	$216,919	$216,919
Property and equipment, net	146,408	211,989
Total assets	377,141	444,473
Current liabilities	90,023	90,030
Total liabilities	107,750	176,002
Total stockholders’ equity	269,391	268,471

	Thirteen Weeks Ended May 1, 2004
	As Reported	Lease Restatement	Investment Restatement	As Restated
Cash flows provided by operating activities	$19,307	$3,152	—	22,459
Cash flows used in investing activities	(10,854)	(3,152)	(20,005)	(34,011)
Cash flows provided by financing activities	1,792	—	—	1,792

6.  NET INCOME PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
		(As restated)
Net income	$10,205	$11,533

Basic shares	27,383	26,813
Dilutive effect of stock options	1,228	844
Dilutive shares	28,611	27,657
Anti-dilutive options	0	185

Anti-dilutive options consist of the weighted average of stock options for the period ended May 1, 2004 that had an exercise price greater than the average market price during the period.  Such options are therefore excluded from the computation of diluted shares.

7.  COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
		(As restated)

Net income	$10,205	$11,533
Translation adjustments	(854)	(939)
Comprehensive income	$9,351	$10,594

8.  INVESTMENTS

Investments at April 30, 2005 and May 1, 2004 consist of auction rate securities, which are securities earning income at a rate that is periodically reset, typically within 35 days.  These securities are classified as “available-for-sale” securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, these investments are recorded at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity, net of tax.  Realized gains and losses and investment income are included in earnings.  At April 30, 2005, the auction rate securities had contractual ultimate maturities ranging from 2015 through 2034.  At May 1, 2004, the auction rate securities had contractual ultimate maturities ranging from 2015 through 2033.  These investments have been recorded in current assets since they will be utilized in operations within a year of their respective balance sheet dates.

9.  CREDIT FACILITIES

Amended Loan Agreement

The Company amended and restated its credit facility (“the Amended Loan Agreement”) with Wells Fargo, as syndicate agent, partly in connection with its acquisition of the Disney Store retail chain as of October 30, 2004.  The Amended Loan Agreement provides for borrowings up to $130 million (including a sublimit for letters of credit of $100 million).  The term of the facility ends on November 1, 2007 with successive one-year renewal options.  The amount that could be borrowed under the credit facility depends on the Company’s level of inventory and accounts receivable.

The Amended Loan Agreement is secured by a first priority security interest in substantially all the assets of the Company and its subsidiaries, other than assets in Canada and assets owned by the Company’s subsidiaries that were formed in connection with the acquisition of the DSNA Business.  Amounts outstanding under the Amended Loan Agreement bear interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR rate plus a pre-determined spread.  The LIBOR spread is 1.50% to 3.00%.  The unused line fee under the Amended Loan Agreement is 0.38%.

The Company had no outstanding borrowings under its Amended Loan Agreement as of April 30, 2005 and had letters of credit outstanding of $52.5 million.  The average balance during the thirteen weeks ended April 30, 2005 was approximately $13.7 million and the average interest rate was 5.49%.  Availability under the Amended Loan Agreement as of April 30, 2005 was $28.8 million.  During the thirteen weeks ended April 30, 2005, maximum borrowings under the Amended Loan Agreement were $37.3 million.

The Amended Loan Agreement also contains covenants, which included limitations on the Company’s annual capital expenditures, the maintenance of certain levels of collateral, and a prohibition on the payment of dividends.  Noncompliance with these covenants can result in additional fees, could affect the Company’s ability to borrow, or could require the Company to repay the outstanding balance.  As of April 30, 2005, the Company was in compliance with all of its covenants under the Amended Loan Agreement.

Hoop Loan Agreement

In connection with the acquisition of the DSNA Business, the United States Hoop Operating Entity entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) dated as of November 21, 2004 with certain financial institutions and Wells Fargo, as administrative agent, establishing a senior secured credit facility for the DSNA Business.  The Hoop Loan Agreement provides for borrowings up to $100 million (including a sub-limit for letters of credit of $90 million), subject to the amount of eligible inventory and accounts receivable for the domestic Hoop Operating Entity from time to time.  The term of the facility extends until November 21, 2007.  Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at the Hoop Operating Entities’ option, the LIBOR rate plus a pre-determined margin.  The prime rate margin is 0.25% and the LIBOR margin is 2.0% or 2.25%, depending on the United States Hoop Operating Entity’s level of excess availability from time to time.  The unused line fee is 0.30%.

The Hoop Loan Agreement contains various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of intercompany dividends and indebtedness.  Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of the Hoop Operating Entities as well as a pledge of a portion of the equity interests in the Canada Hoop Operating Entity.  Borrowings and letters of credit under the Hoop Loan Agreement are used by the Hoop Operating Entities for working capital purposes for the Disney Store business.

There were no borrowings under the Hoop Loan Agreement as of April 30, 2005.  During the thirteen weeks ended April 30, 2005, there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours.  The average balance during the thirteen weeks ended April 30, 2005 was approximately $68,000 and the average interest rate was 6.0%.  The maximum outstanding letters of credit were $35.5 million during the thirteen weeks ended April 30, 2005.  Letters of credit outstanding as of April 30, 2005 were $26.7 million and availability as of April 30, 2005 was $11.0 million.  The interest rate charged under the Hoop Loan Agreement was 6.0% as of April 30, 2005.

Toronto Dominion Credit Facility

The Company has an $8.0 million credit facility with Toronto Dominion Bank (the “Toronto Dominion Credit Facility”) to support its Canadian subsidiary, which operates “The Children’s Place” stores in Canada.  Since February 3, 2005, the Toronto Dominion Credit Facility has not been secured by a standby letter of credit to permit borrowings.  The Toronto Dominion Credit Facility remains in place to support the Company’s Canadian subsidiary which operates “The Children’s Place” stores in Canada, should the need arise.  The Toronto Dominion Bank can demand repayment and cancel the availability of the Toronto Dominion Credit Facility at any time.

10.  LITIGATION

The Company reserves litigation settlements when it can determine the probability of outcome and can estimate costs.  Estimates are adjusted as facts and circumstances require.  The Company is involved in various legal proceedings arising in the normal course of its business.  In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

11.  INCOME TAXES

The Company computes income taxes using the liability method.  This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between financial statement and income tax basis of assets and liabilities.  Temporary differences result primarily from accelerated depreciation and amortization for tax purposes and various accruals and reserves being deductible for future tax periods.  The income tax provision recorded for the thirteen weeks ended April 30, 2005 was 39% and reflects the Company’s estimated expected annual effective tax rate.

As of April 30, 2005, the Company has not made a U.S. tax provision on approximately $23 million of unremitted earnings of its international subsidiaries.  These earnings are currently expected to be reinvested overseas to fund expansion in Asia and other foreign markets.  Accordingly, the Company has not provided any provision for income tax expenses in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and, without further guidance, there remains significant uncertainty as to the interpretation of numerous provisions in the Act.  The U.S. Treasury has issued some guidance, which appears to clarify some of the Act’s provisions.  As of April 30, 2005, the Company had not decided whether, and to what extent, it might repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings.  In light of recent guidance from the IRS and in anticipation of the passage of a Technical Corrections Bill by Congress, it is expected that further analysis and evaluation of the Act’s provisions will be conducted by the Company.  This analysis and evaluation is expected to be completed in fiscal 2005, at which time recommendations may be made to the Board of Directors for their approval to repatriate a portion of the total available un-remitted earnings as an extraordinary dividend.

12.  SEGMENT INFORMATION

Prior to the acquisition of the DSNA Business, the Company operated under one operating segment.  Since November 21, 2004, the Company has segmented its operations based on management team responsibility: The Children’s Place stores and the Disney Stores.  Direct administrative expenses are recorded by each segment.  Non-allocable expenses are considered shared services and principally include executive management, finance, real estate, human resources, legal and information technology services.  Shared service assets principally represent capitalized software and computer equipment.  All other administrative assets are allocated between the two operating segments.

The following tables provide segment level financial information for the thirteen weeks ended April 30, 2005 (dollars in millions):

	The Children’s Place	Disney Store	Shared Services	Total Company

Net sales	$280.7	$88.5	$—	$369.2
Segment operating profit (loss)	42.1	(13.5)	(12.0)	16.6
Operating income (loss) as a percent of net sales	15.0%	(15.3)%	N/A	4.5%

Total assets	$399.4	$196.2	$9.9	$605.5
Capital expenditures	10.4	1.9	0.6	12.9

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby.   Those statements include, but may not be limited to, the discussions of the Company’s operating and growth strategy.  Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of the Company’s Annual Report on Form 10-K for the year ended January 29, 2005, as amended.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.  The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005, as amended, filed with the Securities and Exchange.

Financial Restatements

Lease-Related Accounting

Under the requirements of Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense is required to be recognized on a straight-line basis over the lease term.  In prior periods, we had incorrectly determined that the term of the lease begins on the commencement date of the lease, which generally coincides with the store opening date.  We have corrected this policy to properly commence the lease for accounting purposes when we take physical possession of the property to begin construction.  This correction has the effect of including the construction period in the determination of the period over which rent is calculated.  We continue to capitalize occupancy costs incurred prior to the commencement of store pre-opening activities.  These capitalized costs are amortized over the remaining lease term.  The net effect of this correction was to increase depreciation expense with a corresponding decrease to rent expense and to increase the amount of deferred rent liabilities with a corresponding increase in leasehold improvements.  We have corrected the prior years’ condensed consolidated financial statements to properly account for these lease-related issues.

In addition, under FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” lease incentives such as landlord construction allowances received to defray construction costs should be reflected as a deferred lease incentive, amortized over the lease term and reflected as a reduction to rent expense.  We had previously incorrectly classified landlord construction allowances as a reduction to property and equipment instead of as a deferred lease incentive.  In fiscal 2004, we corrected our accounting policy to treat landlord construction allowances received as deferred lease incentives.

The primary impact of the restatement was to reclassify, and in some instances increase or decrease, certain expenses on the condensed consolidated statements of income.  In addition, property and equipment and other long term assets were increased, with corresponding increases in deferred rent liabilities.  While the correction of the errors did not change total cash position, changes in classification were made in the condensed consolidated statements of cash flows.  Cash flows provided by operating activities increased with a corresponding increase in cash flows used in investing activities.

For the thirteen weeks ended May 1, 2004, cost of sales was reduced by $2.3 million and, conversely, depreciation expense increased by $2.3 million, with no impact on reported net income.  While the correction of the errors did not change our total cash position, classification of landlord construction allowances received in the condensed consolidated statements of cash flows changed from cash flows used in investing activities to cash flows provided by operating activities.  For the thirteen weeks ended May 1, 2004, cash flows provided by operating activities increased by approximately $3.2 million with offsetting increases in cash flows used in investing activities.

Investments

Under the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 95, “Statement of Cash Flows,” as amended, cash equivalents are short-term, highly liquid investments that are readily convertible to cash and have original maturities of less than three months.  Historically, we recorded auction rate securities as cash equivalents.  However, these securities do not meet the definition of cash equivalents due to their longer ultimate contractual maturities and pricing reset feature.  Accordingly, we determined to restate prior period information to correct the classification of our auction rate securities from cash equivalents to investments.  These securities were held as of May 1, 2004.  There is no impact on any income statement items, including earnings per share; total current assets or current liabilities; total assets or liabilities; stockholders’ equity; debt covenants or liquidity; or cash flow from operating activities or cash flow from financing activities as a result of this restatement.

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

Our policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise.  For The Children’s Place, prior to their redemption, unredeemed gift cards are recorded as a liability, included within accrued expenses and other current liabilities.  For Disney Store, we act as agent on behalf of Disney for gift cards sold to customers.  Therefore, we do not record a customer gift card liability for the Disney Store business.  However, we recognize a trade payable to Disney for the net purchases and redemptions of Disney gift cards.

We offer a private label credit card to our Children’s Place customers that provides a discount on future purchases, once a minimum annual purchase threshold has been exceeded.  We estimate the future discounts to be provided based on prior year history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card.  We defer a proportionate amount of revenue from customers based on an estimated value of future discounts.  We recognize such deferred revenue as future discounts are taken on sales above the annual minimum.  This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege.  All deferred revenue is recognized by the end of the fiscal year, as our private label customers must earn the discount privilege on an annual basis, and such privilege expires prior to our fiscal year end.  As of April 30, 2005, approximately $518,000 in revenue has been deferred and will be recognized over the remainder of fiscal 2005.

Inventory Valuation – Merchandise inventories are stated at the lower of average cost or market, using the retail inventory method.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio by merchandise department to the retail value of inventories.  At any one time, inventories include items that have been marked down to our best estimate of their fair market value.  We base our decision to mark down merchandise upon its current rate of sale, the season, age and sell-through of the item.  The Company estimates its rate of shrink based on historical results of physical inventories.  To the extent that our markdown estimates or shrink reserves are not adequate, additional markdowns or reserves may have to be recorded, which could reduce our gross profit and operating results.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, including the popularity and relevancy of the Disney characters, and provide a well-balanced merchandise assortment that satisfies customer demand.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner could increase future markdown rates.

Accounting for Acquisitions – The acquisition of the DSNA Business is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”).  As such, the Company has undertaken an analysis of the fair value of identified tangible and intangible assets required and liabilities assumed, and determined the preliminary excess of fair value of net assets acquired over cost.  We utilized estimates to determine the fair value of inventory, acquired leases and certain acquisition costs.  We will continue to monitor our estimates of the fair value of the assets acquired and the liabilities assumed, and we may adjust these amounts during fiscal 2005.  We believe that any changes to these amounts will not have a material impact on our financial condition or results of operation.

Accounting for Royalties – In exchange for the right to use certain Disney intellectual property, we are required to make to Disney royalty payments pursuant to a License and Conduct of Business Agreement (the “License Agreement”).  Minimum royalty commitments are recorded on a straight-line basis over the life of the initial 15 year term of the License Agreement.  During each period, amounts due in excess of the minimum royalty commitment are recorded as an expense if we expect to surpass the minimum royalty commitment on an annual basis, even if the contingency threshold has not been surpassed in that particular period.

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

The royalty percentage does not increase over the initial 15 year term of the License Agreement, except for royalties on Internet Sales.  In the first year, the Internet royalty is 5%.  Thereafter, the Company will pay a 9% royalty, and in certain instances, 10%.  We expect the effective net royalty expense to range from 4.3% to 5.0% of net sales of the Disney Store business.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

Net sales	100.0%	100.0%
Cost of sales	61.7	58.3

Gross profit	38.3	41.7
Selling, general and administrative expenses	30.3	27.8
Depreciation and amortization	3.5	5.6

Income before income taxes	4.5	8.3
Provision for income taxes	1.8	3.2
Net income	2.7%	5.1%

Number of stores, end of period	1,059	700

Thirteen Weeks Ended April 30, 2005 (the “First Quarter 2005”) Compared to Thirteen Weeks Ended May 1, 2004 (the “First Quarter 2004”)

Net sales increased by $143.4 million, or 64%, to $369.2 million during the First Quarter 2005 from $225.8 million during the First Quarter 2004.  Net sales include $280.7 million in net sales from The Children’s Place business, which represented a 24% increase over the $225.8 million in net sales reported in the thirteen weeks ended May 1, 2004, and $88.5 million in net sales from the Disney Store business.  Comparable store sales increased 13% and contributed $28.7 million of our net sales increase in the First Quarter 2005.  Our comparable store sales increase was primarily the result of an 8% increase in the number of comparable store sales transactions and a 5% increase in our average dollar transaction size.  Comparable store sales increased 16% during the First Quarter 2004.  Net sales for our new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $26.2 million.

Since we did not operate the Disney Store business for the majority of fiscal 2004, those stores will not be included in the comparable store sales base until February 2006, when we expect approximately 270 Disney Stores to be added.  We define comparable store sales as net sales from stores that have been open for more than 14 months and have not been substantially remodeled during that time.

During the First Quarter 2005, we opened four The Children’s Place stores and one Disney Store.  In addition, we closed two stores (one The Children’s Place and one Disney Store) during the First Quarter 2005.

During the First Quarter 2005, we achieved comparable store sales increases in our The Children’s Place business across all our geographical regions, departments and store types.  Our Southeast, West and Southwest regions reported the strongest comparable store sales increases.  By department, our boys and newborn departments achieved the highest comparable store sales increases.  During the four weeks ended May 28, 2005, our comparable store sales increased 2% as compared to a 9% comparable store sales increase for the four weeks ended May 29, 2004.  We believe that our May sales results were unfavorably impacted by unseasonably cold weather in our Northeast, metro New York and mid-Atlantic regions.

Gross profit increased by $47.3 million to $141.5 million during the First Quarter 2005 from $94.2 million during the First Quarter 2004.  As a percentage of net sales, gross profit decreased 3.4% to 38.3% during the First Quarter 2005 from 41.7% during the First Quarter 2004.  This decrease in gross profit, as a percentage of net sales, was comprised of a lower merchandise margin of 2.5%, higher distribution and occupancy costs of 0.6% and a charge related to the fair value write-up of Disney Store inventory of 0.3% of net sales.  This charge of $1.2 million represented the remaining sell-through of inventory acquired from the acquisition of the Disney Store. The decrease in gross margin was primarily attributable to the Disney Store, which has a lower gross margin structure than The Children’s Place business.  We have begun to apply our low-cost sourcing strategies to the Disney Store and expect to begin to impact operating results in the second half of fiscal 2005. For The Children’s Place business, our gross margin was higher than the First Quarter 2004 due to the leveraging of occupancy and distribution costs over a higher sales base and a higher initial markup, partially offset by higher markdowns.

Selling, general and administrative expenses increased $49.3 million to $112.0 million during the First Quarter 2005 from $62.7 million during the First Quarter 2004.  Selling, general and administrative expenses increased 2.5% to 30.3% of net sales during the First Quarter 2005 from 27.8% of net sales during the First Quarter 2004.  This increase, as a percentage of net sales, was due primarily to Disney Store expenses that we did not have last year, such as royalty expense and transitional services, higher central administrative costs to support our larger business and higher store repairs and maintenance costs, partially offset by lower marketing expenses and store payroll.  During the First Quarter 2005, Disney Store royalty expense and transitional services represented approximately 1.5% of net sales.  Royalty expense was non-cash due to the royalty holiday.  Our central administrative costs increased approximately 1.3% of net sales as a result of increased compensation, consulting and travel costs.  Our marketing expenses in the First Quarter 2005 were approximately 0.8% lower than the First Quarter 2004, as a percentage of net sales, due primarily to lower direct marketing costs.  Due to our strong comparable store sales performance during the First Quarter 2005, our store payroll expenses were approximately 0.2% lower, as a percentage of net sales, than the First Quarter 2004.  The remainder of our unfavorable selling, general and administrative expenses, as a percentage of net sales, was primarily due to higher store repairs and maintenance costs due to an increased focus on store environment.

Depreciation and amortization amounted to $12.9 million, or 3.5% of net sales, during the First Quarter 2005, as compared to $12.6 million, or 5.6% of net sales, during the First Quarter 2004.  Depreciation and amortization decreased, as a percentage of net sales, as the result of the leveraging of the expense over a larger sales base and the absence of depreciation and amortization for the DSNA Business.  Consistent with US GAAP, since the fair value of assets acquired and liabilities assumed exceeded the amounts paid to acquire the Disney Stores, we recorded no basis in the property, plant and equipment we acquired with the business, and therefore no depreciation was recorded.

Our provision for income taxes was $6.5 million and $7.4 million during the First Quarter 2005 and the First Quarter 2004, respectively.  Our effective tax rate was 39.0% during both periods.

Our net income in the First Quarter 2005 was $10.2 million as compared with $11.5 million during the First Quarter 2004, due to the factors discussed above.

Liquidity and Capital Resources

Debt Service/Liquidity

Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons.  In general, our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory.  We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities.  As of April 30, 2005, we had no long-term debt obligations or short-term borrowings.  We manage liquidity for The Children’s Place and Disney Stores separately, including cash receipts, disbursements and credit facilities.

We amended and restated our credit facility (the “Amended Loan Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), partly in connection with our acquisition of the DSNA Business as of October 30, 2004.  The Amended Loan Agreement provides for borrowings up to $130 million (including a sublimit for letters of credit of $100 million).  The term of the facility ends on November 1, 2007 with successive one-year renewal options.  The amount that could be borrowed under the Amended Loan Agreement depends on our level of inventory and accounts receivable.

The Amended Loan Agreement is secured by a first priority security interest in substantially all of our assets, other than assets in Canada and assets owned by our subsidiaries that were formed in connection with the acquisition of the DSNA Business.  Amounts outstanding under the Amended Loan Agreement bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread.  The LIBOR spread is 1.50% to 3.00%.  The unused line fee under the Amended Loan Agreement is 0.38%.

As of April 30, 2005, we had no borrowings under our Amended Loan Agreement and had outstanding letters of credit of $52.5 million.  Availability as of April 30, 2005 under the Amended Loan Agreement was $28.8 million.  The maximum borrowings during the thirteen weeks ended April 30, 2005 were $37.3 million.  We were in compliance with all of the covenants under the Amended Loan Agreement as of April 30, 2005.  Noncompliance with these covenants could result in additional fees, could affect our ability to borrow or could require us to repay the outstanding balance.

In connection with our acquisition of the DSNA Business, the Hoop Operating Entities entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) with certain financial institutions and Wells Fargo, as administrative agent, establishing a senior secured credit facility for the DSNA Business.  The Hoop Loan Agreement provides for borrowings of up to $100 million (including a sub-limit for letters of credit of $90 million), subject to the amount of eligible inventory and accounts receivable of the domestic Hoop Operating Entity.  The term of the facility extends until November 21, 2007.  Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at Hoop Operating Entities’ option, the LIBOR rate plus a pre-determined margin.  The prime rate margin is 0.25% and the LIBOR margin is 2.0% or 2.25%, depending on the domestic Hoop Operating Entity’s level of excess availability.  The unused line fee is 0.30%.

The Hoop Loan Agreement contains various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and payment of any indebtedness.  Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of Hoop Operating Entities as well as a pledge of a portion of the equity interests in the Canada Hoop Operating Entity.  Borrowings and letters of credit under the Hoop Loan Agreement are used by the Hoop Operating Entities for working capital purposes for the Disney Store business.

As of April 30, 2005, we had no borrowings under the Hoop Loan Agreement and had outstanding letters of credit of $26.7 million.  Availability as of April 30, 2005 under the Hoop Loan Agreement was $11.0 million.  During the thirteen weeks ended April 30, 2005, there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours.  The maximum outstanding letters of credit outstanding during the thirteen weeks ended April 30, 2005 were $35.5 million.

During fiscal 2005, we expect to have no borrowings under the Hoop Loan Agreement and seasonal borrowings under the Amended Loan Agreement.  We expect to use both credit facilities to support letters of credit throughout fiscal 2005.

We have an $8.0 million credit facility with Toronto Dominion Bank to support our Canadian subsidiary, which operates “The Children’s Place” stores in Canada.  Since February 3, 2005, this credit facility has not been secured by a standby letter of credit to permit borrowings.  This credit facility remains in place to support our Canadian subsidiary which operates The Children’s Place stores in Canada, should the need arise.

Cash Flows/Capital Expenditures

During the thirteen weeks ended April 30, 2005, operating activities provided $28.8 million in cash flow as compared to $22.5 million provided by operating activities during the thirteen weeks ended May 1, 2004.  Cash flow from operating activities increased during the thirteen weeks ended April 30, 2005 due primarily to a lower seasonal buildup of inventory and higher operating earnings, partially offset by higher income tax payments.  The lower seasonal buildup of inventory reflects the anniversary of our strategic decision to accelerate our merchandise receipts and the decision to receive our back to school merchandise inventory in the second quarter of fiscal 2005.

Cash flows used in investing activities were $55.5 million and $34.0 million in the thirteen weeks ended April 30, 2005 and the thirteen weeks ended May 1, 2004, respectively.  The increase in cash flows used in investing activities in the thirteen weeks ended April 30, 2005 was primarily due to increased purchases of short-term investments, partially offset by lower capital expenditures.  Capital expenditures during the First Quarter 2005 were $12.9 million.

We had $42.5 million in investments at April 30, 2005 as compared with $42.3 million in investments at May 1, 2004.  These investments consist of auction rate securities.  Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process.  At April 30, 2005, these securities had contractual maturities ranging from 2015 through 2034.  At May 1, 2004, these securities had contractual maturities ranging from 2015 through 2033.  These securities are classified as “available-for-sale” securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During the thirteen weeks ended April 30, 2005 and the thirteen weeks ended May 1, 2004, we opened 5 stores and 10 stores and remodeled one store and 3 stores, respectively.  Our capital expenditures also include ongoing store, office, information technology and distribution center equipment needs.  We anticipate that total capital expenditures for The Children’s Place and Disney Store businesses during fiscal 2005 will be approximately $110 million.  We also anticipate receiving approximately $10 million in lease incentives during fiscal 2005.

Cash flows used by financing activities were $31.5 million during the thirteen weeks ended April 30, 2005 as compared with cash flows provided by financing activities of $1.8 million during the thirteen weeks ended May 1, 2004.  Cash flows used by financing activities during the thirteen weeks ended April 30, 2005 represented net repayments of our credit facilities, partially offset by funds received from the exercise of employee stock options and employee stock purchases.  During the thirteen weeks ended May 1, 2004, cash flows provided by financing activities primarily reflected funds received from the exercise of employee stock options and employee stock purchases.

As of June 13, 2004, we are leasing approximately 90 Disney Stores on a month-to-month basis, pending the consummation of executed lease contracts.  We expect to execute these leases in the normal course of business.

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

Cash, cash equivalents and investments are normally invested in financial instruments that will be used in operations within a year of the balance sheet date.  Because of the short-term nature or interest rate reset features of these investments, changes in interest rates would not materially affect the fair value of these financial instruments.

The Company’s credit facilities with Wells Fargo provide a source of financing for its working capital requirements.  The Company’s credit facilities bear interest at either a floating rate equal to the prime rate or, a floating rate equal to the prime rate plus a pre-determined spread.  At the Company’s option, it could also borrow at a LIBOR rate plus a pre-determined spread.  As of April 30, 2005, the Company had no borrowings outstanding under its credit facilities.  The Company expects to utilize its credit facilities to support its working capital needs for its expanded business in the future.

Assets and liabilities outside the United States are primarily located in Canada.  The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar, are generally considered long-term.  The Company generally does not hedge these net investments.  As of April 30, 2005, the Company is not a party to any derivative financial investments.  As of April 30, 2005, the Company had approximately $33 million of its cash balance held in foreign currencies, of which approximately $30 million was in Canada and approximately $3 million was in Hong Kong.

Item 4.  Controls and Procedures.

(a)  Disclosure controls and procedures.  As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective in ensuring that information required by the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

(b)  Changes in internal control over financial reporting.  There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company excluded from its assessment any changes in internal control over financial reporting at the Disney Store business, which was acquired as of November 21, 2004, and whose financial statements reflect total assets and net sales constituting 32% and 24%, respectively, of the related condensed consolidated financial statement amounts as of and for the thirteen weeks ended April 30, 2005. The Company will include the Disney Store business in its evaluation of the design and effectiveness of internal control over financial reporting as at January 28, 2006.

Part II - Other Information

Item 1.  Legal Proceedings.

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

10.1

Second Amendment to Fourth Amended and Restated Loan and Security, dated April 12, 2005 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent.

31	Section 302 Certifications

32	Section 906 Certifications

(b)          Reports on Form 8-K.

January 2004 and Fiscal 2004 Sales, dated February 3, 2005.

Amendment No. 1 to the Completion of an Acquisition of Assets with The Walt Disney Company – Financial Statement and Pro forma Information, dated February 8, 2005.

Evaluation of Lease-Related Accounting Issues, dated March 3, 2005.

Fourth Quarter 2004 and Fiscal 2004 Preliminary Earnings, dated March 10, 2005.

Restatement of Financial Statements for Lease-Related Accounting Issues, dated April 14, 2005.

Amendment to Restatement of Financial Statements for Lease-Related Accounting Issues, dated April 14, 2005.

Resignation of Chief Financial Officer; Appointment of New Chief Financial Officer, dated April 21, 2005.

Approval of a Compensation Plan for Non-Employee Directors, dated April 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date: June 14, 2005	By:	/s/ Ezra Dabah
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2005	By:	/s/ Hiten D. Patel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)