Form 10-Q
period 2005-07-30
CHILDRENS PLACE RETAIL STORES INC
filed 2005-09-08
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005

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

Common Stock, par value $0.10 per share, outstanding at September 2, 2005: 27,729,362 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	July 30, 2005	January 29, 2005	July 31, 2004
	(Unaudited)		(Unaudited)
			(As restated - Note 5)
ASSETS
Current assets:
Cash and cash equivalents	$121,958	$165,196	$31,333
Accounts receivable	22,162	23,987	12,974
Inventories	180,708	161,969	136,563
Prepaid expenses and other current assets	60,551	41,007	26,631
Total current assets	385,379	392,159	207,501
Long-term assets:
Property and equipment, net	228,918	222,722	212,298
Other assets	12,730	12,507	16,205
Total assets	$627,027	$627,388	$436,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Revolving loan	$23,090	$37,268	$0
Accounts payable	82,065	78,106	46,401
Income taxes payable	0	16,135	819
Accrued expenses, interest and other current liabilities	89,330	83,440	41,612
Total current liabilities	194,485	214,949	88,832
Long-term liabilities:
Deferred rent liabilities	96,056	91,111	84,137
Other long-term liabilities	17,584	9,665	3,323
Total liabilities	308,125	315,725	176,292

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 27,721,914 shares, 27,218,395 shares and 26,866,251 shares issued and outstanding, at July 30, 2005, January 29, 2005 and July 31, 2004, respectively	2,772	2,722	2,687
Additional paid-in capital	126,273	111,373	103,353
Accumulated other comprehensive income	5,293	4,935	2,701
Retained earnings	184,564	192,633	150,971
Total stockholders’ equity	318,902	311,663	259,712
Total liabilities and stockholders’ equity	$627,027	$627,388	$436,004

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(As restated – Note 5)		(As restated – Note 5)
Net sales	$318,750	$189,165	$687,967	$414,945
Cost of sales	219,675	128,426	447,362	260,023

Gross profit	99,075	60,739	240,605	154,922
Selling, general and administrative expenses	116,096	64,238	228,117	126,918

Depreciation and amortization	13,271	12,830	26,146	25,452

Operating (loss) income	(30,292)	(16,329)	(13,658)	2,552
Interest (income), net	(335)	(81)	(430)	(106)

(Loss) income before income taxes	(29,957)	(16,248)	(13,228)	2,658
(Benefit) provision for income taxes	(11,683)	(6,337)	(5,159)	1,036
Net (loss) income	$(18,274)	$(9,911)	$(8,069)	$1,622

Basic net (loss) income per common share	$(0.66)	$(0.37)	$(0.29)	$0.06
Basic weighted average common shares outstanding	27,683	26,860	27,533	26,837

Diluted net (loss) income per common share	$(0.66)	$(0.37)	$(0.29)	$0.06
Diluted weighted average common shares and common share equivalents outstanding	27,683	26,860	27,533	27,516

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
		(As restated – Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,069)	$1,622
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,146	25,452
Asset impairment charge	229	0
Deferred financing fee amortization	180	29
Amortization of lease buyouts	86	79
Loss on disposals of property and equipment	246	367
Deferred rent and lease incentives	(3,565)	(3,728)
Deferred royalty, net	7,528	0
Changes in operating assets and liabilities:
Accounts receivable	1,858	(4,514)
Inventories	(18,546)	(40,462)
Prepaid expenses and other current assets	(3,766)	(1,464)
Prepaid income taxes	(11,083)	(5,018)
Other assets	(738)	(840)
Accounts payable	3,057	11,245
Income taxes payable	(16,136)	(8,914)
Accrued expenses, interest and other current liabilities	6,074	1,367
Other liabilities	8,799	6,443
Total adjustments	369	(19,958)
Net cash used by operating activities	(7,700)	(18,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(32,185)	(26,739)
Purchase of investments	(52,515)	(43,930)
Sale of investments	52,515	66,270
Lease buyouts	0	(157)
Other investing activities	(1,004)	0
Net cash used in investing activities	(33,189)	(4,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	11,283	2,078
Borrowings under revolving credit facilities	267,391	59,618
Repayments under revolving credit facilities	(281,569)	(59,618)
Net cash (used) provided by financing activities	(2,895)	2,078
Effect of exchange rate changes on cash	546	(285)
Net decrease in cash and cash equivalents	(43,238)	(21,099)
Cash and cash equivalents, beginning of period	165,196	52,432
Cash and cash equivalents, end of period	$121,958	$31,333

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest	$298	$13
Cash paid during the period for income taxes	22,857	14,975

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information.  Certain information and footnote disclosures required by US GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 29, 2005, as amended.  These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 29, 2005 included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005 filed with the Securities and Exchange Commission, as amended.  Due to the seasonal nature of the Company’s business, the results of operations for the twenty-six weeks ended July 30, 2005 and July 31, 2004 are not necessarily indicative of operating results for a full fiscal year.

2.  STOCK-BASED COMPENSATION

The Company accounts for its stock option plans and its employee stock purchase plan under the intrinsic value method described in the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense has been recognized for stock-based compensation since the options granted were at prices that equaled or exceeded the estimated fair market value of the related stock at the date of grant.  If compensation expense for the Company’s stock options and employee stock purchases issued during the thirteen weeks and twenty-six weeks ended July 30, 2005 and the thirteen weeks and twenty-six weeks ended July 31, 2004 had been determined based on the fair value method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” the Company’s net (loss) income would have been adjusted to the pro forma amounts indicated below for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(As restated)		(As restated)

Net (loss) income, as reported	$(18,274)	$(9,911)	$(8,069)	$1,622

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,379)	(1,396)	(4,152)	(3,005)
Pro forma	$(20,653)	$(11,307)	$(12,221)	$(1,383)

(Loss) earnings per common share
Basic – as reported	$(0.66)	$(0.37)	$(0.29)	$0.06
Basic – pro forma	$(0.75)	$(0.42)	$(0.44)	$(0.05)

Diluted – as reported	$(0.66)	$(0.37)	$(0.29)	$0.06
Diluted – pro forma	$(0.75)	$(0.42)	$(0.44)	$(0.05)

The reported and pro forma loss per share for the thirteen weeks and twenty-six weeks ended July 30, 2005 and the thirteen weeks ended July 31, 2004, excludes the dilutive effect of stock options, which would be anti-dilutive as a result of the net loss.  Diluted pro forma earnings per common share for the twenty-six weeks ended July 31, 2004 excludes the dilutive effect of stock options, which would have been anti-dilutive as a result of the impact of unamortized stock-based compensation expense determined under fair value based methods.

The fair value of issued stock options were estimated on the date of the grant using the Black-Scholes option pricing model, incorporating the following assumptions:

	July 30, 2005	July 31, 2004
Dividend yield	0%	0%
Volatility factor (1)	45.2%	61.0%
Weighted average risk-free interest rate	3.91%	3.79%
Expected life of options (2)	4.8 years	5 years
Weighted average fair value on grant date	$16.532	$13.384

(1) Commencing for options issued in the fourth quarter of fiscal 2004, the Company used the average of the implied volatility from the Company’s market-traded options and the historical volatility of its stock price to compute the volatility factor.

(2) Commencing in fiscal 2005, the expected option term was determined using a Monte Carlo simulation for Black-Scholes based on historical employee exercise behavior.

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

On June 23, 2005, at the Annual Meeting of Stockholders of the Company, the stockholders approved the adoption of the 2005 Equity Incentive Plan (the “2005 Plan”).  The fundamental objective of the 2005 Plan is to ensure that the interests of the Company are advanced by aligning the interests of its key employees with the Company’s performance through the grant of equity compensation.  To preserve flexibility, the 2005 Plan enables the Compensation Committee of the Board of Directors to grant in addition to stock options, multiple forms of equity compensation such as stock appreciation rights, restricted stock awards, deferred stock awards and performance awards.  As a result of the adoption of the 2005 Plan, and the ability under this plan to issue multiple forms of equity compensation, the Company is still assessing the impact of the adoption of SFAS 123(R) on its future results of operations and financial position.

3.  ACQUISITION OF THE DSNA BUSINESS

On November 22, 2004, effective as of November 21, 2004 (the “Closing Date”), two of the Company’s wholly-owned subsidiaries acquired two Disney operating subsidiaries that were operating a total of 313 Disney Stores (the “DSNA Business”), consisting of all existing Disney Stores in the United States and Canada, other than certain “flagship” stores and stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business.  Additionally, all store leases and certain other legal obligations of the acquired entities remain the obligations of the Hoop Operating Entities.  Operations of the acquired DSNA Business from November 21, 2004 have been included in the Company’s consolidated financial statements.  The Company’s subsidiaries that operate the Disney Store business are referred to interchangeably and collectively as the “Hoop Operating Entities.”  The Walt Disney Company and/or its subsidiaries are referred to interchangeably as “Disney.”

The DSNA Business was acquired for a total estimated acquisition cost of $110.6 million, including transaction costs.  The Company estimates that the post-closing purchase price true-up will be finalized in the third quarter of 2005, and that the preliminary purchase price allocation made in the fourth quarter of 2004 will be finalized in either the third or fourth quarter of 2005.  The Company does not believe that any adjustment to the purchase price as a result of the post-closing true-up or the finalization of the preliminary purchase price allocation will have a material adverse effect on the Company’s results of operations or financial position.

In the preliminary allocation of purchase price, accrued liabilities were established to reflect liabilities incurred prior to the Closing Date but assumed by the Company.  These estimated accrued liabilities may differ from actual results, which could cause future adjustment to the purchase price allocation.  No such adjustments were made during the twenty-six weeks ended July 30, 2005.  During the twenty-six weeks ended July 30, 2005, the Company utilized approximately $0.6 million of the reserves established for the estimated cost of exiting certain Disney Store facilities, stores and operations.

The Company and one of its subsidiaries entered into a Guaranty and Commitment (the “Guaranty and Commitment”) dated as of November 21, 2004, in favor of the Hoop Operating Entities and Disney.  As required by the Guaranty and Commitment, the Company invested $50 million in the Hoop Operating Entities concurrently with the consummation of the acquisition, and agreed to invest up to an additional $50 million to enable the Hoop Operating Entities to comply with their obligations under the license agreement (the “License Agreement”) (Note 4 – License Agreement with Disney) and otherwise fund the operations of the Hoop Operating Entities.  The Company also agreed to guarantee the payment and performance of the Hoop Operating Entities (for their royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

Pro Forma Financial Information

The pro forma condensed consolidated financial information (the “Pro Forma Information”) for the twenty-six weeks ended July 31, 2004 presented below gives pro forma effect to four transactions consummated as of November 21, 2004 (the  “Transactions”): (i) the acquisition of the DSNA Business, (ii) the license of certain intellectual property of Disney under the License Agreement, (iii) the incurrence of debt for the acquisition and the initial funding requirement under the Guaranty and Commitment, pursuant to the terms of the Company’s credit facility with Wells Fargo Retail Finance, LLC (“Wells Fargo”), and (iv) the incurrence of debt for the acquisition pursuant to the terms of a new credit facility for the Hoop Operating Entities.  The Pro Forma Information excludes any extraordinary gain on the acquisition of the DSNA Business and amounts related to stores not acquired.

The Pro Forma Information assumes that the Transactions took place on the first day of the period presented.  The historical financial statements of the subsidiaries of Disney from which the DSNA Business was derived (the “Predecessor”) were used in the preparation of the Pro Forma Information.  These historical statements were not adjusted for differences in US GAAP, such as different generally accepted methods of inventory valuation.  These historical financial statements had a fiscal year that ends on the Saturday closest to September 30.  This differs from the Company’s fiscal year, which ends on the Saturday closest to January 31.  For purposes of the Pro Forma Information, the Company has used the Predecessor’s unaudited historical results for the twenty-six week period ended June 26, 2004.  The Company believes these differences in fiscal calendars do not materially impact the pro forma results presented.  Amounts related to stores not acquired have been excluded from the accompanying Pro Forma Information.

The following table presents the Pro Forma Information (in thousands, except per share amounts):

Twenty-Six Weeks Ended July 31, 2004

Net sales	$639,418
Net loss	$(18,652)
Basic net loss per share	$(0.70)
Diluted net loss per share	$(0.70)

4.  LICENSE AGREEMENT WITH DISNEY

In connection with the acquisition of the DSNA Business, subsidiaries of the Company and Disney entered into a License Agreement under which the Hoop Operating Entities have the right to use certain Disney intellectual property, subject to Disney approval, in the DSNA Business in exchange for ongoing royalty payments.

Pursuant to the terms of the License Agreement, the Hoop Operating Entities operate retail stores in North America using the “Disney Store” name and contract to manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future.  The initial term of the License Agreement is 15 years and, if certain financial performance and other conditions are satisfied, the License Agreement may be extended at the Company’s option for up to three additional ten-year terms.  The Hoop Operating Entities will make royalty payments to Disney beginning in November 2006 equal to 5% of net sales at physical Disney Store retail locations, subject to an additional royalty holiday with respect to a limited number of stores.  The License Agreement provides for a minimum royalty to be paid in each year, beginning after November 21, 2006.  Beginning in Spring 2006, the Hoop Operating Entities will also operate the www.disneystore.com Internet store, which will feature a select assortment of merchandise offered in the physical retail locations.  Through October 2006, the Company will pay a 5% royalty on Internet sales.  Thereafter, the Company will pay a 9% royalty on Internet sales, or in some instances, a 10% royalty on Internet sales.

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

The License Agreement limits the ability of the Hoop Operating Entities to make cash dividends or other distributions.  The Hoop Operating Entities’ independent directors must approve payment of any dividends or other distributions, other than payments of: (i) amounts due under the terms of tax sharing and intercompany services agreements; (ii) approximately $61.5 million to recoup the portion of the purchase price paid by the Company to Disney (limited to cumulative cash flows since the date of the acquisition); and (iii) certain other dividend payments, subject to satisfaction of certain additional operating conditions, and limited to 50% of cumulative cash flows up to $90 million, and 90% of cumulative cash flows thereafter (provided that at least $90 million of cash and cash equivalents is maintained at the Hoop Operating Entities).  The License Agreement also restricts the incurrence of indebtedness in excess of certain permitted amounts.

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

During the thirteen and twenty-six weeks ended July 30, 2005, the Company accrued $4.2 million and $7.5 million, respectively for royalty expense and had an accrued royalty liability on its balance sheet of $14.6 million as of July 30, 2005.  However, due to the royalty holiday discussed above, there were no royalty amounts due or paid under the License Agreement during the thirteen and twenty-six weeks ended July 30, 2005.

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

For the thirteen weeks and twenty-six weeks ended July 31, 2004, cost of sales was reduced by $2.4 million and $4.8 million, respectively.  Conversely, depreciation expense increased by $2.4 million and $4.8 million in the thirteen and twenty-six weeks ended July 31, 2004, respectively, with no impact on reported net income.  While the correction of the errors did not change the Company’s total cash position, classification of landlord construction allowances received in the condensed consolidated statements of cash flows changed from cash flows used in investing activities to cash flows provided by operating activities.  For the twenty-six weeks ended July 31, 2004, cash flows used by operating activities decreased by approximately $6.4 million with offsetting increases in cash flows used in investing activities.

Investments

Under the requirements of SFAS No. 95, “Statement of Cash Flows,” as amended, cash equivalents are short-term, highly liquid investments that are readily convertible to cash and have original maturities of less than three months.  Historically, the Company recorded auction rate securities as cash equivalents.  However, these securities do not meet the definition of cash equivalents due to their longer ultimate contractual maturities and pricing reset feature.  Accordingly, the Company’s management determined to restate prior period information to correct the classification of its auction rate securities from cash equivalents to investments.  These securities were held by the Company as of May 1, 2004, but had been sold as of July 31, 2004.  There is no impact on any income statement items, including earnings per share; total current assets or current liabilities; total assets or liabilities;

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

Impacts to Previously Filed Condensed Consolidated Financial Statements

The following tables summarize the impact of the lease-related accounting and investment restatements on previously filed quarterly condensed consolidated statements of income, balance sheet and cash flow data.  The investment restatement did not impact the condensed consolidated statements of income and the balance sheet data listed below (in thousands, except per share amounts):

	Thirteen Weeks Ended July 31, 2004		Twenty-Six Weeks Ended July 31, 2004
	(As reported)	(As restated)	(As reported)	(As restated)

Net sales	$189,165	$189,165	$414,945	$414,945
Gross profit	58,299	60,739	150,158	154,922
Selling, general and administrative expenses	64,231	64,238	126,904	126,918
Depreciation and amortization	10,397	12,830	20,702	25,452
Net (loss) income	(9,911)	(9,911)	1,622	1,622
Basic net (loss) income per common share	(0.37)	(0.37)	0.06	0.06
Diluted net (loss) income per common share	(0.37)	(0.37)	0.06	0.06

	July 31, 2004
	(As reported)	(As restated)
Total current assets	$207,501	$207,501
Property and equipment, net	146,016	212,298
Total assets	367,854	436,004
Current liabilities	88,818	88,832
Total liabilities	107,222	176,292
Total stockholders’ equity	260,632	259,712

	Twenty-Six Weeks Ended July 31, 2004
	As Reported	Lease Restatement	Investment Restatement	As Restated
Cash flows (used in) provided by operating activities	$(24,779)	$6,443	$—	$(18,336)
Cash flows (used in) provided by investing activities	(20,453)	(6,443)	22,340	(4,556)
Cash flows provided by financing activities	2,078	—	—	2,078

6.  NET (LOSS) INCOME PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles net (loss) income and share amounts utilized to calculate basic and diluted net income per common share (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(As restated)		(As restated)
Net (loss) income	$(18,274)	$(9,911)	$(8,069)	$1,622

Basic shares	27,683	26,860	27,533	26,837
Dilutive effect of stock options	—	—	—	680
Dilutive shares	27,683	26,860	27,533	27,517
Anti-dilutive options	1,353	1,960	1,290	815

The net loss per share presented in the condensed consolidated statements of income for the thirteen weeks and twenty-six weeks ended July 30, 2005 as well as the thirteen weeks ended July 31, 2004, excludes the dilutive effect of stock options, which would be anti-dilutive as a result of the net loss.  Anti-dilutive options consist of the weighted average of stock options for the twenty-six weeks ended July 31, 2004 that had an exercise price greater than the average market price during the period.  Such options are therefore excluded from the computation of diluted shares.

7.  COMPREHENSIVE (LOSS) INCOME

The following table presents the Company’s comprehensive (loss) income (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(As restated)		(As restated)
Net (loss) income	$(18,274)	$(9,911)	$(8,069)	$1,622
Translation adjustments	1,212	865	358	(74)
Comprehensive (loss) income	$(17,062)	$(9,046)	$(7,711)	$1,548

8.  CREDIT FACILITIES

Amended Loan Agreement

The Company amended and restated its credit facility (“the Amended Loan Agreement”) with Wells Fargo, as syndicate agent, partly in connection with its acquisition of the Disney Store retail chain as of October 30, 2004.  The Amended Loan Agreement provides for borrowings up to $130 million (including a sub-limit for letters of credit of $100 million).  The term of the facility ends on November 1, 2007 with successive one-year renewal options.  The amount that could be borrowed under the credit facility depends on the Company’s level of inventory and accounts receivable.

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

On July 29, 2005, the Company entered into an amendment of its Amended Loan Agreement to provide a temporary overadvance facility under which the Company will have the right to borrow up to $20 million through October 31, 2005 (the “Overadvance Facility”).  Borrowings under this temporary Overadvance Facility will be in addition to advances that are made under the Amended Loan Agreement based upon the amount of the Company’s eligible inventory and accounts receivable from time to time.  Interest on any outstanding amounts under the temporary Overadvance Facility will accrue at LIBOR plus 4.0% per annum.  All outstanding amounts under the temporary Overadvance Facility must be paid in full by October 31, 2005.  There were no borrowings under the Overadvance Facility as of July 30, 2005.

The Company had $23.1 million in borrowings under its Amended Loan Agreement as of July 30, 2005 and had letters of credit outstanding of $58.9 million.  The average balance during the twenty-six weeks ended July 30, 2005 was approximately $15.0 million and the average interest rate was 5.84%.  Availability under the Amended Loan Agreement as of July 30, 2005 was $29.0 million, excluding the $20 million available under the Overadvance Facility.  During the twenty-six weeks ended July 30, 2005, maximum borrowings under the Amended Loan Agreement were $37.3 million.  The interest rate charged under the Amended Loan Agreement was 6.25% as of July 30, 2005.

The Amended Loan Agreement also contains covenants, which included limitations on the Company’s annual capital expenditures, the maintenance of certain levels of collateral, and a prohibition on the payment of dividends.  Noncompliance with these covenants can result in additional fees, could affect the Company’s ability to borrow, or could require the Company to repay the outstanding balance.  As of July 30, 2005, the Company was in compliance with all of its covenants under the Amended Loan Agreement.

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

There were no borrowings under the Hoop Loan Agreement as of July 30, 2005.  During the twenty-six weeks ended July 30, 2005, there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours.  The average balance during the twenty-six weeks ended July 30, 2005 was approximately $407,000 and the average interest rate was 6.31%.  The maximum outstanding letters of credit were $37.2 million during the twenty-six weeks ended July 30, 2005.  Letters of credit outstanding as of July 30, 2005 were $37.2 million and availability as of July 30, 2005 was $1.5 million.  The interest rate charged under the Hoop Loan Agreement was 6.5% as of July 30, 2005.

Toronto Dominion Credit Facility

The Company has an $8.2 million credit facility with Toronto Dominion Bank (the “Toronto Dominion Credit Facility”) to support its Canadian subsidiary, which operates “The Children’s Place” stores in Canada.  Since February 3, 2005, the Toronto Dominion Credit Facility has not been secured by a standby letter of credit to permit borrowings.  The Toronto Dominion Credit Facility remains in place to support the Company’s Canadian subsidiary which operates “The Children’s Place” stores in Canada, should the need arise.  The Toronto Dominion Bank can demand repayment and cancel the availability of the Toronto Dominion Credit Facility at any time.

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

10.  INCOME TAXES

The Company computes income taxes using the liability method.  This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between financial statement and income tax basis of assets and liabilities.  Temporary differences result primarily from accelerated depreciation and amortization for tax purposes and various accruals and reserves being deductible for future tax periods.  The income tax provision recorded for the thirteen and twenty-six weeks ended July 30, 2005 was 39% and reflects the Company’s estimated expected annual effective tax rate.

For the thirteen and twenty-six weeks ended July 30, 2005, the Company has recorded a tax benefit for stock option exercises in its additional paid-in-capital of $2.3 million and $3.7 million, respectively.

As of July 30, 2005, the Company has not made a U.S. tax provision on approximately $24 million of unremitted earnings of its international subsidiaries.  These earnings are currently expected to be reinvested overseas to fund expansion in Asia and other foreign markets.  Accordingly, the Company has not provided any provision for income tax expenses in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements.

On October 22, 2004, American Jobs Creation Act of 2004 (the “Act”) was signed into law.  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations that requires guidance, some of which the U.S. Treasury has issued.  As of July 30, 2005, the Company had not decided whether, and to what extent, it might repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings.  It is expected that further analysis and evaluation of the Act’s provisions will be conducted by the Company.  This analysis and evaluation is expected to be completed in fiscal 2005, at which time recommendations may be made to the Board of Directors for their approval to repatriate a portion of the total available unremitted earnings as an extraordinary dividend.

11.  SEGMENT INFORMATION

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

The following tables provide segment level financial information for the thirteen weeks and twenty-six weeks ended July 30, 2005 (dollars in millions):

	Thirteen Weeks Ended July 30, 2005
	The Children’s Place	Disney Store	Shared Services	Total Company

Net sales	$215.3	$103.4	$—	$318.7
Segment operating (loss)	(2.3)	(10.4)	(17.6)	(30.3)
Operating (loss) as a percent of net sales	(1.1)%	(10.1)%	N/A	(9.5)%

	Twenty-Six Weeks Ended July 30, 2005
	The Children’s Place	Disney Store	Shared Services	Total Company

Net sales	$496.0	$192.0	$—	$688.0
Segment operating profit (loss)	39.8	(23.9)	(29.6)	(13.7)
Operating income (loss) as a percent of net sales	8.0%	(12.5)%	N/A	(2.0)%

Total assets	$444.6	$172.8	$9.6	$627.0
Capital expenditures	25.1	5.4	1.7	32.2

12.  SUBSEQUENT EVENT – HURRICANE KATRINA

On August 29, 2005, Hurricane Katrina made landfall in Louisiana, Mississippi and Alabama.  The Company has 10 stores that were impacted by this storm, four of which were reopened within a few days of the storm and are now operational.  The other six stores have likely been significantly damaged or destroyed.  The Company has not yet physically assessed these six stores and therefore is unable to determine the extent of the damage.

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

The primary impact of the restatement was to reclassify, and in some instances increase or decrease, certain expenses on the condensed consolidated statements of income.  In addition, property and equipment and other long-term assets were increased, with corresponding increases in deferred rent liabilities.  While the correction of the errors did not change total cash position, changes in classification were made in the condensed consolidated statements of cash flows.  Cash flows provided by operating activities increased with a corresponding increase in cash flows used in investing activities.

For the thirteen and twenty-six weeks ended July 31, 2004, cost of sales was reduced by $2.4 million and $4.8 million, respectively.  Conversely, depreciation expense increased by $2.4 million and $4.8 million in the thirteen and twenty-six weeks ended July 31, 2004, respectively, with no impact on reported net income.  While the correction of the errors did not change our total cash position, classification of landlord construction allowances received in the condensed consolidated statements of cash flows changed from cash flows used in investing activities to cash flows used in operating activities.  For the twenty-six weeks ended July 31, 2004, cash flows used in operating activities decreased by approximately $6.4 million with offsetting increases in cash flows used in investing activities.

Investments

Under the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 95, “Statement of Cash Flows,” as amended, cash equivalents are short-term, highly liquid investments that are readily convertible to cash and have original maturities of less than three months.  Historically, we recorded auction rate securities as cash equivalents.  However, these securities do not meet the definition of cash equivalents due to their longer ultimate contractual maturities and pricing reset feature.  Accordingly, we determined to restate prior period information to correct the classification of our auction rate securities from cash equivalents to investments.  These securities were held as of May 1, 2004, but had been sold as of July 31, 2004.  There is no impact on any income statement items, including earnings per share; total current assets or current liabilities; total assets or liabilities; stockholders’ equity; debt covenants or liquidity; or cash flow from operating activities or cash flow from financing activities as a result of this restatement.

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

Our policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise.  For The Children’s Place, prior to their redemption, unredeemed gift cards are recorded as a liability, included within accrued expenses and other current liabilities.  For the Disney Store, we act as agent on behalf of Disney for gift cards sold to customers.  Therefore, we do not record a customer gift card liability for the Disney Store business.  However, we recognize a trade payable to Disney for the net purchases and redemptions of Disney gift cards.

We offer a private label credit card to our Children’s Place customers that provides a discount on future purchases, once a minimum annual purchase threshold has been exceeded.  We estimate the future discounts to be provided based on prior year history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card.  We defer a proportionate amount of revenue from customers based on an estimated value of future discounts.  We recognize such deferred revenue as future discounts are taken on sales above the annual minimum.  This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege.  All deferred revenue is recognized by the end of the fiscal year, as our private label customers must earn the discount privilege on an annual basis, and such privilege expires prior to our fiscal year end.  As of July 30, 2005, approximately $705,000 in revenue has been deferred and will be recognized over the remainder of fiscal 2005.

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

Accounting for Acquisitions – The acquisition of the DSNA Business is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”).  As such, the Company has undertaken an analysis of the fair value of identified tangible and intangible assets acquired and liabilities assumed, and determined the preliminary excess of fair value of net assets acquired over cost.  We utilized estimates to determine the fair value of inventory, acquired leases and certain acquisition costs.  We will continue to monitor our estimates of the fair value of the assets acquired and the liabilities assumed, and we will adjust these amounts during fiscal 2005.  We believe that any changes to these amounts will not have a material adverse impact on our financial condition or results of operation.

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

The royalty percentage does not increase over the initial 15 year term of the License Agreement, except for royalties on Internet sales.  Through October 2006, the Internet sales royalty is 5%.  Thereafter, the Company will pay a 9% royalty on Internet sales, and in certain instances, a 10% royalty on Internet sales.  We expect the effective net royalty expense to range from 4.3% to 5.0% of net sales of the Disney Store business.

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

Litigation – We reserve for litigation settlements when we can determine the probability of outcome and can estimate costs.  Estimates are adjusted as facts and circumstances require.  We are involved in various legal proceedings arising in the normal course of our business.  In our opinion, any ultimate liability arising out of such proceedings will not have a material adverse effect on our business.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(As restated)		(As restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.9	67.9	65.0	62.7

Gross profit	31.1	32.1	35.0	37.3
Selling, general and administrative expenses	36.4	33.9	33.2	30.6

Depreciation and amortization	4.2	6.8	3.8	6.1

Operating (loss) income	(9.5)	(8.6)	(2.0)	0.6
Interest income, net	(0.1)	—	(0.1)	—
(Loss) income before income taxes	(9.4)	(8.6)	(1.9)	0.6
(Benefit) provision for income taxes	(3.7)	(3.4)	(0.8)	0.2
Net (loss) income	(5.7)%	(5.2)%	(1.1)%	0.4%

Number of stores, end of period	1,075	715	1,075	715

Hurricane Katrina

On August 29, 2005, Hurricane Katrina made landfall in Louisiana, Mississippi and Alabama.  The Company has 10 stores that were impacted by this storm, four of which were reopened within a few days of the storm and are now operational.  The other six stores have likely been significantly damaged or destroyed.  The Company has not yet physically assessed these six stores and therefore is unable to determine the extent of the damage.

Thirteen Weeks Ended July 30, 2005 (the “Second Quarter 2005”) Compared to Thirteen Weeks Ended July 31, 2004 (the “Second Quarter 2004”)

Net sales increased by $129.5 million, or 68%, to $318.7 million during the Second Quarter 2005 from $189.2 million during the Second Quarter 2004.  Net sales include $215.3 million in net sales from The Children’s Place business, which represented a 14% increase over the $189.2 million in net sales reported in the thirteen weeks ended July 31, 2004, and $103.4 million in net sales from the Disney Store business.  Comparable store sales increased 4% and contributed $6.8 million of our net sales increase in the Second Quarter 2005.  Our comparable store sales increase was primarily the result of a 9% increase in our average dollar transaction size, partially offset by a 5% decrease in the number of comparable store sales transactions.  Comparable store sales increased 10% during the Second Quarter 2004.  Net sales from our new stores, as well as other stores that did not qualify as comparable stores, contributed  $19.3 million to our sales increase during the Second Quarter 2005.

Since we did not operate the Disney Store business for the majority of fiscal 2004, those stores will not be included in the comparable store sales base until February 2006, when we expect approximately 270 Disney Stores to be added.  We define comparable store sales as net sales from stores that have been open for more than 14 months and have not been substantially remodeled during that time.

During the Second Quarter 2005, we opened 16 The Children’s Place stores and one Disney Store.  In addition, we closed one The Children’s Place store during the Second Quarter 2005.

During the Second Quarter 2005, our West, Southwest and Southeast regions reported the strongest comparable store sales increases, while our Northeast, Metro New York and Mid-Atlantic regions reported low single-digit comparable store sales declines.  By department, our boys department was strongest with high single digit comparable store sales increases, followed by the girls and newborn departments with low single digit comparable store sales increases.  Accessories reported a low single digit comparable store sales decline.  Our annual profitability is highly dependent on our sales and gross margin performance during the third and fourth quarters, which represent the back-to-school and holiday selling season.  During the four weeks ended August 27, 2005, our comparable store sales increased 4% as compared to a 21% comparable store sales increase for the four weeks ended August 28, 2004.

Gross profit increased by $38.4 million to $99.1 million during the Second Quarter 2005 from $60.7 million during the

Second Quarter 2004.  As a percentage of net sales, gross profit decreased 1.0% to 31.1% during the Second Quarter 2005 from 32.1% during the Second Quarter 2004.  This decrease in gross profit, as a percentage of net sales, was comprised of a lower merchandise margin of 1.4%, partially offset by the leveraging of occupancy and distribution costs of 0.4%.  The decrease in gross margin was primarily attributable to the Disney Store, which has a lower gross margin structure than The Children’s Place business.  We have begun to apply our low-cost sourcing strategies to the Disney Store, which we expect to positively impact operating results in the second half of fiscal 2005. For The Children’s Place business, our gross margin was higher than the Second Quarter 2004 due to a higher initial markup, the leveraging of occupancy and distribution costs over a higher sales base and lower markdowns, partially offset by higher production and design costs.

Selling, general and administrative expenses increased $51.9 million to $116.1 million during the Second Quarter 2005 from $64.2 million during the Second Quarter 2004.  Selling, general and administrative expenses increased 2.5% to 36.4% of net sales during the Second Quarter 2005 from 33.9% of net sales during the Second Quarter 2004.  This increase, as a percentage of net sales, was due primarily to Disney Store expenses that we did not have last year, such as royalty expense, higher benefit expenses and higher store repair, maintenance and remodel costs, partially offset by lower marketing expenses and store payroll.  During the Second Quarter 2005, Disney Store royalty expense represented approximately 1.3% of net sales and was non-cash due to the royalty holiday.  During the Second Quarter 2005, benefit expenses were approximately 1.5% higher as a percentage of net sales due primarily to higher medical costs and increased participation in our management incentive plans.  During the Second Quarter 2005, repair, maintenance and remodel expenses were approximately 0.9% higher as a percentage of net sales due to our continued focus on the store environment and the commencement of the Disney Store remodel program, which included a “Magic Makeover” initiative.  The “Magic Makeover” initiative included an upgrade to the merchandising displays and windows in all the Disney Stores.  During the remainder of fiscal 2005, we plan to remodel 32 Disney Stores.  Our marketing expenses in the Second Quarter 2005 were approximately 1.0% lower than the Second Quarter 2004, as a percentage of net sales, due primarily to lower direct marketing costs.  Our store payroll expenses were approximately 0.8% lower, as a percentage of net sales, than the Second Quarter 2004.

Depreciation and amortization amounted to $13.3 million, or 4.2% of net sales, during the Second Quarter 2005, as compared to $12.8 million, or 6.8% of net sales, during the Second Quarter 2004.  Depreciation and amortization decreased, as a percentage of net sales, as the result of the leveraging of the expense over a larger sales base and minimal depreciation and amortization for the Disney Store.  Consistent with US GAAP, since the fair value of assets acquired and liabilities assumed exceeded the amounts paid to acquire the Disney Stores, we recorded no basis in the property, plant and equipment we acquired with the business, and therefore no depreciation was recorded on these assets.  During the Second Quarter 2005, we recorded $0.1 million in depreciation and amortization for the Disney Store business, primarily reflecting assets acquired to support the Disney Store administrative offices.

Interest income during the Second Quarter 2005 was $0.3 million as compared to $0.1 million during the Second Quarter 2004.  The increase in interest income is primarily due to our higher cash position at July 30, 2005 and interest income on cash held by the Disney Store.  Liquidity is managed separately for The Children’s Place and the Disney Store.

Our income tax benefit was $11.7 million and $6.3 million during the Second Quarter 2005 and the Second Quarter 2004, respectively.  Our effective tax rate was 39.0% during both periods.

Our net loss in the Second Quarter 2005 was $18.3 million as compared with a net loss of $9.9 million during the Second Quarter 2004, due to the factors discussed above.

Twenty-Six Weeks Ended July 30, 2005 compared to Twenty-Six Weeks Ended July 31, 2004

Net sales increased $273.1 million, or 66% to $688.0 million during the twenty-six weeks ended July 30, 2005 from $414.9 million during the twenty-six weeks ended July 31, 2004.  Net sales include $496.0 million in net sales from The Children’s Place business, which represented a 20% increase over the $414.9 million in net sales reported in the twenty-six weeks ended July 31, 2004, and $192.0 million in net sales from the Disney Store business.  Comparable store sales increased 9% and contributed $35.5 million of our net sales increase in the twenty-six weeks ended July 30, 3005.  Our comparable store sales increase was primarily the result of a 7% increase in our average dollar transaction size and a 2% increase in the number of comparable store sales transactions.  Comparable store sales increased 13% during the twenty-six weeks ended July 31, 2004.  Net sales for our new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $45.6 million.

During the twenty-six weeks ended July 30, 2005, we opened 20 The Children’s Place stores and two Disney Stores.  In addition, we closed three stores (two The Children’s Place and one Disney Store) during the twenty-six weeks ended July 30, 2005.

Gross profit increased by $85.7 million to $240.6 million during the twenty-six weeks ended July 30, 2005 from $154.9 million during the twenty-six weeks ended July 31, 2004.  As a percentage of net sales, gross profit decreased 2.3% to 35.0% during the twenty-six weeks ended July 30, 2005 from 37.3% during the twenty-six weeks ended July 31, 2004.  This decrease in gross profit, as a percentage of net sales, was comprised of a lower merchandise margin of 2.0% of net sales, a charge related to the fair value write-up of Disney Store inventory of 0.2% of net sales and higher distribution and occupancy costs of 0.1% of net sales.  The $1.2 million charge represented the remaining sell-through of inventory acquired from the acquisition of the Disney Store.  The decrease in gross margin was primarily attributable to the Disney Store, which has a lower gross margin structure than The Children’s Place business.  For The Children’s Place, our gross margin was higher in the twenty-six weeks ended July 30, 2005 than the prior year comparable period due to the leveraging of occupancy and distribution costs over a higher sales base and a higher initial markup, partially offset by higher markdowns.

Selling, general and administrative expenses increased $101.2 million to $228.1 million during the twenty-six weeks ended July 30, 2005 from $126.9 million during the twenty-six weeks ended July 31, 2004.  As a percentage of net sales, selling, general and administrative expenses increased 2.6% to 33.2% of net sales during the twenty-six weeks ended July 30, 2005 from 30.6% of net sales during the twenty-six weeks ended July 31, 2004.  This increase, as a percentage of net sales, was due primarily to Disney Store expenses that we did not have last year, such as royalty expenses and transitional services, higher benefit expenses and higher store repair, maintenance and remodel costs, partially offset by lower marketing and store payroll.  During the twenty-six weeks ended July 30, 2005, Disney Store royalty and transition costs represented approximately 1.7% of net sales.  During the twenty-six weeks ended July 30, 2005, benefit expenses were approximately 1.0% higher, as a percentage of net sales, due primarily to higher medical costs and increased participation in our management incentive plans.  During the twenty-six weeks ended July 30, 2005, repair, maintenance and remodel expenses were approximately 0.6% higher as a percentage of net sales.  Our marketing expenses in the twenty-six weeks ended July 30, 2005 were approximately 0.9% lower as a percentage of net sales than the twenty-six weeks ended July 31, 2004, due primarily to lower direct marketing costs.  Due to our strong comparable store sales performance, during the twenty-six weeks ended July 30, 2005, our store payroll expenses were approximately 0.4% lower, as a percentage of net sales, than the twenty-six weeks ended July 31, 2004.

Depreciation and amortization amounted to $26.1 million or 3.8% of net sales, during the twenty-six weeks ended July 30, 2005 as compared to $25.5 million, or 6.1% of net sales, during the twenty-six weeks ended July 31, 2004.  Depreciation and amortization decreased, as a percentage of net sales, as the result of leveraging of the expense over a larger sales base and minimal depreciation for the Disney Store.

Our income tax benefit was $5.2 million during the twenty-six weeks ended July 30, 2005 due to our net loss.  During the twenty-six weeks ended July 31, 2004, we recorded a tax provision of $1.0 million.  Our effective tax rate was 39.0% during both periods.

Due to the factors discussed above, we recorded a net loss of $8.1 million during the twenty-six weeks ended July 30, 2005 as compared to net income of $1.6 million during the twenty-six weeks ended July 31, 2004.

Liquidity and Capital Resources

Debt Service/Liquidity

Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons.  In general, our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory.  We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities.  As of July 30, 2005, we had no long-term debt obligations.  We manage liquidity for The Children’s Place and Disney Stores separately, including cash receipts, disbursements and credit facilities.

In connection with the acquisition of the DSNA Business, subsidiaries of the Company and Disney entered into a license agreement (“License Agreement”) under which the Hoop Operating Entities have the right to use certain Disney intellectual property in the DSNA Business in exchange for ongoing royalty payments.  The License Agreement limits the ability of the Hoop Operating Entities to make cash dividends or other distributions.  The Hoop Operating Entities’ independent directors must approve payment of any dividends or other distributions, other than payments of: amounts due under the terms of tax sharing and intercompany services agreements; approximately $61.5 million to recoup the portion of the purchase price paid by the Company to Disney (limited to cumulative cash flows since the date of the acquisition); and certain other dividend payments, subject to satisfaction of certain additional operating conditions, and limited to 50% of cumulative cash flows up to $90 million, and 90% of cumulative cash flows thereafter (provided that at least $90 million of cash and cash equivalents is maintained at the Hoop Operating Entities).  The License Agreement also restricts the incurrence of indebtedness in excess of certain permitted amounts.

We amended and restated our credit facility (the “Amended Loan Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), partly in connection with our acquisition of the DSNA Business as of October 30, 2004.  The Amended Loan Agreement provides for borrowings up to $130 million (including a sub-limit for letters of credit of $100 million).  The term of the facility ends on November 1, 2007 with successive one-year renewal options.  The amount that could be borrowed under the Amended Loan Agreement depends on our level of inventory and accounts receivable.

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

On July 29, 2005, we entered into an amendment of our Amended Loan Agreement to provide a temporary overadvance facility under which we will have the right to borrow up to $20 million through October 31, 2005 (the “Overadvance Facility”).  Borrowings under the Overadvance Facility will be in addition to advances that are made under the Amended Loan Agreement based upon the amount of our eligible inventory and accounts receivable from time to time.  Interest on any outstanding amounts under the Overadvance Facility will accrue at LIBOR plus 4.0% per annum.  All outstanding amounts under the Overadvance Facility must be paid in full by October 31, 2005.  There were no borrowings under the Overadvance Facility as of July 30, 2005.

As of July 30, 2005, we had $23.1 million in borrowings under our Amended Loan Agreement and had outstanding letters of credit of $58.9 million.  Availability as of July 30, 2005 under the Amended Loan Agreement was $29.0 million, excluding the $20 million available under the Overadvance Facility.  The maximum borrowings during the twenty-six weeks ended July 30, 2005 were $37.3 million.  We were in compliance with all of the covenants under the Amended Loan Agreement as of July 30, 2005.  Noncompliance with these covenants could result in additional fees, could affect our ability to borrow or could require us to repay the outstanding balance.

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

As of July 30, 2005, we had no borrowings under the Hoop Loan Agreement and had outstanding letters of credit of $37.2 million.  Availability as of July 30, 2005 under the Hoop Loan Agreement was $1.5 million.  During the twenty-six weeks ended July 30, 2005, there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours.  The average balance under the Hoop Loan Agreement during the twenty-six weeks ended July 30, 2005 was approximately $407,000 and the average interest rate was 6.31%.  The maximum outstanding letters of credit outstanding during the twenty-six weeks ended July 30, 2005 were $37.2 million.

During fiscal 2005, we expect to have no borrowings under the Hoop Loan Agreement and seasonal borrowings under the Amended Loan Agreement.  We expect to use both credit facilities to support letters of credit throughout fiscal 2005.

We have an $8.2 million credit facility with Toronto Dominion Bank to support our Canadian subsidiary, which operates “The Children’s Place” stores in Canada.  Since February 3, 2005, this credit facility has not been secured by a standby letter of credit to permit borrowings.  This credit facility remains in place to support our Canadian subsidiary which operates The Children’s Place stores in Canada, should the need arise.

Cash Flows/Capital Expenditures

During the twenty-six weeks ended July 30, 2005, operating activities used $7.7 million in cash flow as compared to $18.3 million used by operating activities during the twenty-six weeks ended July 31, 2004.  Cash flow used by operating activities decreased during the twenty-six weeks ended July 30, 2005 due primarily to a lower seasonal buildup of inventory, partially offset by higher income tax payments.  The lower seasonal buildup of inventory reflects less prior season goods at the end of the Second Quarter 2005 as well as our strategic decision to shift inventory purchases from back-to-school to holiday and spring transitional product.  In addition, as a result of a higher initial markup, our balance sheet reflects lower inventory costs.

Cash flows used in investing activities were $33.2 million and $4.6 million in the twenty-six weeks ended July 30, 2005 and the twenty-six weeks ended July 31, 2004, respectively.  Cash flows used in investing activities during the twenty-six weeks ended July 31, 2004 included the net sale of $22.3 million of short-term investments.  During the twenty-six weeks ended July 30, 2005, capital expenditures during the twenty-six weeks ended July 30, 2005 were $32.2 million as compared with $26.7 million during the twenty-six weeks ended July 31, 2004.  The increase in capital expenditures in the twenty-six weeks ended July 30, 2005 primarily reflects capital expenditures made for our new distribution center in South Brunswick, New Jersey and upgrades to our other distribution centers, as well as our new office facility in Pasadena, California.  During the twenty-six weeks ended July 30, 2005 and the twenty-six weeks ended July 31, 2004, we opened 22 stores and 26 stores and remodeled seven stores and four stores, respectively.  Our capital expenditures also include ongoing store, office, information technology and equipment needs.  We anticipate that total capital expenditures for The Children’s Place and Disney Store businesses during fiscal 2005 will be approximately $110 million.  We also anticipate receiving approximately $10 million in lease incentives during fiscal 2005.

Cash flows used in financing activities were $2.9 million during the twenty-six weeks ended July 30, 2005 reflecting the repayment of borrowings under our credit facilities, partially offset by funds received from the exercise of employee stock options and employee stock purchases.  During the twenty-six weeks ended July 31, 2004, cash flows provided by financing activities were $2.1 million and reflected funds received from the exercise of employee stock options and employee stock purchases.

We currently anticipate opening 53 Children’s Place stores in fiscal 2005. The remaining 33 stores to be opened are planned evenly between the third and fourth quarters. We also anticipate opening 16 to 18 Disney Stores during fiscal 2005, an increase from our original plan of eight to 10 stores. These Disney Store openings will include 12 outlets, an increase from our previous expectation of six outlets. In addition, we plan to close a total of four Disney Stores and remodel approximately 32 stores this year. Fifteen new Disney stores and approximately 24 remodels are planned for the third quarter with the balance of new stores and remodels planned for the fourth quarter.

As of September 2, 2005, we are leasing approximately 90 Disney Stores on a month-to-month basis, pending the consummation of executed lease contracts.  We expect to execute these leases in the normal course of business.

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

The Company’s credit facilities with Wells Fargo provide a source of financing for its working capital requirements.  The Company’s credit facilities bear interest at either a floating rate equal to the prime rate or, a floating rate equal to the prime rate plus a pre-determined spread.  At the Company’s option, it could also borrow at a LIBOR rate plus a pre-determined spread.  As of July 30, 2005, the Company had $23.1 million in borrowings under its Amended Loan Agreement and had no borrowings outstanding under its Hoop Loan Agreement or the Overadvance Facility.  The Company expects to continue to utilize its credit facilities to support its working capital needs for its expanded business in the future.

Assets and liabilities outside the United States are primarily located in Canada.  The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar, are generally considered long-term.  The Company generally does not hedge these net investments.  As of July 30, 2005, the Company is not a party to any derivative financial investments.  As of July 30, 2005, the Company had approximately $30.1 million of its cash balance held in foreign currencies, of which approximately $27.6 million was in Canada and approximately $2.5 million was in Hong Kong.  While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country.  The Company believes that the recent revaluation of the Chinese Yuan should have no material impact on its fiscal 2005 financial results as purchase orders are negotiated in US dollars.  Similarly, the Company believes that it has no exposure to the apparel safeguards enacted by the US government on certain product categories manufactured in China as it chose not to take the risk of sourcing those categories from China.  However, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company’s financial position or results of operations.

Item 4.  Controls and Procedures.

(a)  Disclosure controls and procedures.  As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective in ensuring that information required by the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

(b)  Changes in internal control over financial reporting.  During the second quarter, the Company instituted a Technical Accounting and Policy Committee, chaired by the Chief Financial Officer and comprised of various members of the financial management team, which reports significant developments in accounting guidance and policy to the Chairman of the Audit Committee and the Company’s Chief Executive Officer.

The Company excluded from its assessment any changes in internal control over financial reporting at the Disney Store business, which was acquired as of November 21, 2004, and whose financial statements reflect total assets and net sales constituting 28% and 28%, respectively, of the related condensed consolidated financial statement amounts as of and for the twenty-six weeks ended July 30, 2005. The Company will include the Disney Store business in its evaluation of the design and effectiveness of internal control over financial reporting as at January 28, 2006.

Part II - Other Information

Item 1.  Legal Proceedings.

We reserve for litigation settlements when we can determine the probability of outcome and can estimate costs.  Estimates are adjusted as facts and circumstances require.  The Company is involved in various legal proceedings arising in the normal course of its business.  In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on June 23, 2005.  The following matters were voted on by the stockholders:

1.               Election of two Directors.  Ezra Dabah and Chuck Crovitz were elected to the Company’s Board of Directors for a term expiring in 2008.  The results of the voting were as follows for Mr. Dabah: 23,277,158 votes in favor of Mr. Dabah and 811,699 votes withheld.  The results of the voting were as follows for Mr. Crovitz:  23,459,322 votes in favor of Mr. Crovitz and 629,535 votes withheld.  There were no abstentions and no broker non-votes.  Continuing Class I directors, whose terms will expire in 2007, are Robert Fisch and Stanley Silverstein.  Continuing Class III directors, whose terms will expire in 2006, are Malcolm Elvey and Sally Frame Kasaks.

2.               Ratification of Deloitte and Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending January 28, 2006.  The results of the votes were as follows: 23,797,565 votes in favor, with 288,139 votes against, 3,153 votes abstaining and 103 broker non-votes.

3.               Approval of the Company’s 2005 Equity Incentive Plan.  The results of the voting were as follows: 12,509,587 votes in favor, 6,803,084 votes against, 551,851 votes abstaining and 4,224,438 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits

Exhibit No.	Description of Document
10.2	Letter Agreement dated May 17, 2005 modifying certain terms of Mr. Dabah’s Employment Agreement dated June 27, 1996.

10.3	Letter agreement dated May 17, 2005 modifying certain terms of Mr. Goldberg’s Amended and Restated Employment Agreement dated January 22, 2004.

31	Section 302 Certifications

32	Section 906 Certifications

(b)          Reports on Form 8-K.

Amendment No. 2 to the Completion of an Acquisition of Assets with The Walt Disney Company - Financial Statement and Proforma Information, dated May 3, 2005.

April 2004 Sales, dated May 5, 2005.

First Quarter 2005 Earnings, dated May 19, 2005.

Transcript of Investor Community Conference Call held on May 19, 2005, dated May 24, 2005.

Amendments to Mr. Dabah’s and Mr. Goldberg’s Employment Contracts, dated May 24, 2005.

Press Release to Announce Restatement of the Annual Report on Form 10-K for the year ended January 29, 2005, dated June 10, 2005.

Approval of the 2005 Equity Incentive Plan and CEO Compensation, dated June 29, 2005.

Third Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated July 29, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date: September 8, 2005	By:	/s/ Ezra Dabah
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: September 8, 2005	By:	/s/ Hiten D. Patel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)