Form 10-Q
period 2005-10-29
CHILDRENS PLACE RETAIL STORES INC
filed 2005-12-08
CIK 1041859

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Common Stock, par value $0.10 per share, outstanding at December 5, 2005: 27,806,699 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 29, 2005

PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 29, 2005	January 29, 2005	October 30, 2004
	(Unaudited)		(Unaudited)
			(As restated – Note 5)
ASSETS
Current assets:
Cash and cash equivalents	$122,428	$165,196	$45,344
Accounts receivable	26,702	23,987	14,249
Inventories	261,160	161,969	143,367
Prepaid expenses and other current assets	54,809	41,007	23,588
Total current assets	465,099	392,159	226,548
Long-term assets:
Property and equipment, net	237,467	222,722	221,410
Other assets	14,518	12,507	15,883
Total assets	$717,084	$627,388	$463,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Revolving loan	$55,299	$37,268	$0
Accounts payable	87,282	78,106	40,721
Income taxes payable	9,477	16,135	6,979
Accrued expenses, interest and other current liabilities	89,348	83,440	49,224
Total current liabilities	241,406	214,949	96,924
Long-term liabilities:
Deferred rent liabilities	102,818	91,111	85,881
Other long-term liabilities	22,506	9,665	0
Total liabilities	366,730	315,725	182,805

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 27,746,192 shares, 27,218,395 shares and 26,945,104 shares issued and outstanding, at October 29, 2005, January 29, 2005 and October 30, 2004, respectively	2,775	2,722	2,695
Additional paid-in capital	126,850	111,373	103,963
Accumulated other comprehensive income	6,911	4,935	5,720
Retained earnings	213,818	192,633	168,658
Total stockholders’ equity	350,354	311,663	281,036
Total liabilities and stockholders’ equity	$717,084	$627,388	$463,841

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
		(As restated		(As restated
		– Note 5)		– Note 5)
Net sales	$441,051	$280,496	$1,129,018	$695,440
Cost of sales	255,883	164,000	703,245	424,022

Gross profit	185,168	116,496	425,773	271,418
Selling, general and administrative expenses	128,492	74,016	356,609	200,934

Depreciation and amortization	13,822	13,000	39,968	38,452

Operating income	42,854	29,480	29,196	32,032
Interest expense (income), net	139	(48)	(291)	(154)

Income before income taxes and extraordinary gain	42,715	29,528	29,487	32,186
Provision for income taxes	15,126	11,845	9,967	12,882
Income before extraordinary gain	27,589	17,683	19,520	19,304
Extraordinary gain, net of taxes	1,665	0	1,665	0
Net income	$29,254	$17,683	$21,185	$19,304

Basic income per common share before extraordinary gain	$0.99	$0.66	$0.71	$0.72
Extraordinary gain, net of taxes	0.06	0.00	0.06	0.00
Basic net income per common share	$1.05	$0.66	$0.77	$0.72
Basic weighted average common shares outstanding	27,740	26,928	27,602	26,867

Diluted income per common share before extraordinary gain	$0.96	$0.65	$0.68	$0.70
Extraordinary gain, net of taxes	0.06	0.00	0.06	0.00
Diluted net income per common share	$1.02	$0.65	$0.74	$0.70
Diluted weighted average common shares and common share equivalents outstanding	28,736	27,393	28,794	27,475

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004
		(As restated – Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,185	$19,304
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	39,968	38,452
Asset impairment charge	244	0
Extraordinary gain	(2,774)	0
Deferred financing fee amortization	275	44
Amortization of lease buyouts	130	118
Loss on disposals of property and equipment	300	495
Deferred taxes	(1,557)	803
Deferred rent and lease incentives	(6,000)	(5,792)
Deferred royalty, net	12,428	0
Changes in operating assets and liabilities:
Accounts receivable	(1,814)	(5,707)
Inventories	(98,585)	(46,061)
Prepaid expenses and other current assets	(5,675)	(2,880)
Prepaid income taxes	(7,384)	0
Other assets	(874)	(2,607)
Accounts payable	8,610	5,210
Income taxes payable	(2,992)	(2,754)
Accrued expenses, interest and other current liabilities	11,250	5,420
Other liabilities	13,750	10,212
Total adjustments	(40,700)	(5,047)
Net cash (used in) provided by operating activities	(19,515)	14,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(55,399)	(47,219)
Purchase of investments	(52,515)	(43,930)
Sale of investments	52,515	66,270
Acquisition of Disney Stores, net of acquired cash	2,240	0
Other investing activities	(953)	(157)
Net cash used in investing activities	(54,112)	(25,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	11,864	2,696
Borrowings under revolving credit facilities	425,572	99,150
Repayments under revolving credit facilities	(407,541)	(99,150)
Net cash provided by financing activities	29,895	2,696
Effect of exchange rate changes on cash	964	995
Net decrease in cash and cash equivalents	(42,768)	(7,088)
Cash and cash equivalents, beginning of period	165,196	52,432
Cash and cash equivalents, end of period	$122,428	$45,344

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest	$496	$18
Cash paid during the period for income taxes	22,902	15,841

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information.  Certain information and footnote disclosures required by US GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 29, 2005.  These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 29, 2005 included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005 filed with the Securities and Exchange Commission, as amended.  Due to the seasonal nature of the Company’s business, the results of operations for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 are not necessarily indicative of operating results for a full fiscal year.

2.  STOCK-BASED COMPENSATION

The Company accounts for its stock option plans and its employee stock purchase plan under the intrinsic value method described in the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense has been recognized for stock-based compensation since the options granted were at prices that equaled or exceeded the estimated fair market value of the related stock at the date of grant.  If compensation expense for the Company’s stock options and employee stock purchases issued during the thirteen weeks and thirty-nine weeks ended October 29, 2005 and the thirteen weeks and thirty-nine weeks ended October 30, 2004 had been determined based on the fair value method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” the Company’s net income would have been adjusted to the pro forma amounts indicated below for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Net income, as reported:	$29,254	$17,683	$21,185	$19,304

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,477)	(1,418)	(6,628)	(4,422)
Pro forma	$26,777	$16,265	$14,557	$14,882

Earnings per common share
Basic – as reported	$1.05	$0.66	$0.77	$0.72
Basic – pro forma	$0.97	$0.60	$0.53	$0.55

Diluted – as reported	$1.02	$0.65	$0.74	$0.70
Diluted – pro forma	$0.97	$0.59	$0.52	$0.54

Diluted pro forma earnings per common share for the thirteen and thirty-nine weeks ended October 30, 2004 excludes the dilutive effect of stock options, which would have been anti-dilutive as a result of the impact of unamortized stock-based compensation expense determined under fair value based methods.

The fair value of issued stock options was estimated on the grant date using the Black-Scholes option pricing model, incorporating the following assumptions:

	October 29, 2005	October 30, 2004
Dividend yield	0%	0%
Volatility factor (1)	45.2%	61.00%
Weighted average risk-free interest rate	3.90%	3.66%
Expected life of options (2)	4.8 years	5 years
Weighted average fair value on grant date	$16.72	$13.58

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

SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) was issued on December 14, 2004 and becomes effective for the Company in the first quarter of fiscal 2006.  SFAS 123(R) requires an entity to recognize compensation cost in an amount equal to the fair value of share-based payments granted to employees.  The Company plans to apply the standard using the modified prospective method, which requires compensation cost to be recorded for new and modified awards.  Additionally, for any unvested portion of previously issued and outstanding awards, compensation cost is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts.  Prior periods are not required to be restated.

On June 23, 2005, at the Annual Meeting of Stockholders of the Company, the stockholders approved the adoption of the 2005 Equity Incentive Plan (the “2005 Plan”).  The 2005 Plan helps to align the interests of its key employees with the Company’s performance through the grant of equity compensation.  To preserve flexibility, the 2005 Plan enables the Compensation Committee of the Board of Directors to grant multiple forms of equity compensation such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards.  As a result of the adoption of the 2005 Plan, and the ability under this plan to issue multiple forms of equity compensation, the Company is currently assessing various compensation alternatives for its employees and the associated impact of the adoption of SFAS 123(R) on its future results of operations and financial position.

3.  ACQUISITION OF THE DSNA BUSINESS

On November 22, 2004, effective as of November 21, 2004 (the “Closing Date”), two of the Company’s wholly-owned subsidiaries acquired two Disney operating subsidiaries that were operating a total of 313 Disney Stores (the “DSNA Business”), consisting of all existing Disney Stores in the United States and Canada, other than three flagship stores and certain stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business.  Subsequently, the Company’s subsidiaries acquired the flagship stores in Chicago and San Francisco.  All store leases and certain other legal obligations of the acquired entities remain the obligations of the acquired subsidiaries.  Operations of the acquired DSNA Business from November 21, 2004 have been included in the Company’s consolidated financial statements.  The Company’s subsidiaries that operate the Disney Store business are referred to interchangeably and collectively as the “Hoop Operating Entities.”  The Walt Disney Company and/or its subsidiaries are referred to interchangeably as “Disney.”

The Company and one of its subsidiaries entered into a Guaranty and Commitment (the “Guaranty and Commitment”) dated as of November 21, 2004, in favor of the Hoop Operating Entities and Disney.  As required by the Guaranty and Commitment, the Company invested $50 million in the Hoop Operating Entities concurrently with the consummation of the acquisition, and agreed to invest up to an additional $50 million to enable the Hoop Operating Entities to comply with their obligations under the license and conduct of business agreement (the “License Agreement”) (Note 4 – License Agreement with Disney) and otherwise fund the operations of the Hoop Operating Entities.  To date, the Company has not been required to invest any of the additional $50 million in the Hoop Operating Entities.  The Company also agreed to guarantee the payment and performance of the Hoop Operating Entities (for their royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

The DSNA Business was acquired for a total acquisition cost of $105.0 million, including transaction costs.  During the third quarter of 2005, the Company finalized the post-closing purchase price true-up and purchase accounting for the acquisition of the DSNA Business.

Purchase Price Allocation

This acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).  As such, the Company analyzed the fair value of tangible and intangible assets acquired and liabilities assumed, and determined the excess of fair value of net assets acquired over cost.  The Company’s purchase price allocation was as follows (dollars in thousands):

Acquisition cost:
Acquisition payment, inclusive of the post-closing true-up	$98,611
Transaction costs	6,405
Total acquisition cost	105,016

Fair value of assets acquired and liabilities assumed:
Inventories	104,212
Prepaid expenses and other assets	29,520
Property and equipment	48,293
Accounts payable and accrued expenses	(17,955)
Leasehold interests and other long-term liabilities	(7,543)
Total fair value of net assets	156,527
Excess of fair value of net assets acquired over cost	51,511
Allocation of excess of fair value of net assets acquired over cost to long-lived assets	48,293
Extraordinary gain on the acquisition of DSNA Business	$3,218

Extraordinary gain on the acquisition of DSNA Business, net of tax	$1,931

Under the Acquisition Agreement, the preliminary acquisition payment amount was determined using acquired net working capital, as defined, as of the Closing Date, subject to true-up subsequent to the Closing Date.  The Company has finalized the post-closing true-up, which has been included in the purchase price allocation above.

Accrued expenses as of the Closing Date were approximately $0.8 million related to the estimated cost of exiting certain Disney Store facilities, stores and operations.  Through October 29, 2005, the Company had utilized $0.6 million of these accruals, and expects the remaining amounts to be used in the fourth quarter of fiscal 2005.

As the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, in accordance with SFAS 141, the valuation of acquired long-lived assets was reduced.  Accordingly, no basis was assigned to property and equipment or any other long-lived assets, and the remaining excess was recorded as an extraordinary gain.  Of this $1.9 million net extraordinary gain, $0.3 million was recognized in the fourth quarter of fiscal 2004 and $1.7 million was recognized in the third quarter of fiscal 2005.

4.  LICENSE AGREEMENT WITH DISNEY

In connection with the acquisition of the DSNA Business, subsidiaries of the Company and Disney entered into a License Agreement under which the Hoop Operating Entities have the right to use certain Disney intellectual property, subject to Disney approval, in the DSNA Business in exchange for ongoing royalty payments.

Pursuant to the terms of the License Agreement, the Hoop Operating Entities operate retail stores in North America using the “Disney Store” name and contract to manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future.  The initial term of the License Agreement is 15 years and, if certain financial performance and other conditions are satisfied, the License Agreement may be extended at the Company’s option for up to three additional ten-year terms.  The Hoop Operating Entities will make royalty payments to Disney beginning in November 2006 equal to 5% of net sales at physical Disney Store retail locations, subject to an additional royalty holiday with respect to a limited number of stores.  The License Agreement provides for a minimum royalty to be paid in each year, beginning after November 21, 2006.  Beginning in the summer of 2006, the Hoop Operating Entities will also operate the www.disneystore.com Internet store, which will feature a select assortment of merchandise offered in the physical retail locations.  Through October 2006, the Company will pay a 5% royalty on Internet sales.  Thereafter, the Company will pay a 9% royalty on Internet sales, or in some instances, a 10% royalty on Internet sales.

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

The License Agreement limits the ability of the Hoop Operating Entities to make cash dividends or other distributions.  The Hoop Operating Entities’ independent directors must approve payment of any dividends or other distributions, other than payments of:

•      amounts due under the terms of tax sharing and intercompany services agreements;

•      approximately $61.9 million, which represents a portion of the purchase price paid by the Company to Disney (limited to cumulative cash flows since the date of the acquisition);

•      certain other dividend payments, subject to satisfaction of certain additional operating conditions, and limited to 50% of cumulative cash flows up to $90 million, and 90% of cumulative cash flows thereafter (provided that at least $90 million of cash and cash equivalents is maintained at the Hoop Operating Entities).

In the normal course of business, the Hoop Operating Entities have reimbursed the Company for intercompany services but have not paid it any dividends or made other distributions.  The License Agreement also restricts the incurrence of indebtedness in excess of certain permitted amounts.

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

During the thirteen and thirty-nine weeks ended October 29, 2005, the Company accrued $4.9 million and $12.4 million, respectively for royalty expense and had an accrued royalty liability on its balance sheet of $19.5 million as of October 29, 2005.  However, due to the royalty holiday discussed above, there were no royalty amounts due or paid under the License Agreement during the thirteen and thirty-nine weeks ended October 29, 2005.

5.  FINANCIAL RESTATEMENTS

Lease-Related Accounting

Under the requirements of Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense is required to be recognized on a straight-line basis over the lease term.  In prior periods, the Company had incorrectly determined that the term of the lease begins on the commencement date of the lease, which generally coincides with the store opening date.  The Company has corrected this policy to commence the lease for accounting purposes when the Company takes physical possession of the property to begin construction.  This correction has the effect of including the construction period in the determination of the period over which rent is calculated.  The Company continues to capitalize occupancy costs incurred prior to the commencement of store pre-opening activities.  These capitalized costs are amortized over the remaining lease term.  The net effect of this correction was to increase depreciation expense with a corresponding decrease to rent expense and to increase the amount of deferred rent liabilities with a corresponding increase in leasehold improvements.  The Company has corrected the prior years’ condensed consolidated financial statements to properly account for these lease-related issues.

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

As a result of these restatements for the thirteen weeks and thirty-nine weeks ended October 30, 2004, cost of sales was reduced by $2.5 million and $7.3 million, respectively.  Conversely, depreciation expense increased by $2.5 million and $7.3 million in the thirteen and thirty-nine weeks ended October 30, 2004, respectively, with no impact on reported net income.  While the correction of the errors did not change the Company’s total cash position, landlord construction allowances were reclassified in the condensed consolidated statements of cash flows from cash flows used in investing activities to cash flows provided by operating activities.  For the thirty-nine weeks ended October 30, 2004, cash flows used by operating activities increased by approximately $10.2 million with offsetting increases in cash flows used in investing activities.  Cash flows used in investing activities was also impacted by the restatement of investments as summarized in the sub-heading, “Investments” in the following paragraph.

Investments

Under the requirements of SFAS No. 95, “Statement of Cash Flows,” as amended, cash equivalents are short-term, highly liquid investments that are readily convertible to cash and have original maturities of less than three months.  Historically, the Company recorded auction rate securities as cash equivalents.  However, these securities do not meet the definition of cash equivalents due to their longer ultimate contractual maturities and pricing reset feature.  Accordingly, the Company’s management determined to restate prior period information to correct the classification of its auction rate securities from cash equivalents to investments.  These securities were held by the Company at the beginning of the second quarter of 2004, but were sold during the second quarter of 2004.  There is no impact on any income statement items, including earnings per share; total current assets or current liabilities; total assets or liabilities; stockholders’ equity; debt covenants or liquidity; or cash flow from operating activities or cash flows from financing activities as a result of this restatement.  Cash flows used in investing activities decreased $22.3 million during the thirty-nine weeks ended October 30, 2004 as a result of the net sale of auction rate securities during the period.

Impacts to Previously Filed Condensed Consolidated Financial Statements

The following tables summarize the impact of the lease-related accounting and investment restatements on previously filed quarterly condensed consolidated statements of income, balance sheet and cash flow data.  The investment restatement did not impact the condensed consolidated statements of income and the balance sheet data listed below (in thousands, except per share amounts):

Thirteen Weeks Ended October 30, 2004	Thirty-Nine Weeks Ended October 30, 2004
(As reported)	(As restated)	(As reported)	(As restated)

Net sales	$280,496	$280,496	$695,440	$695,440
Gross profit	113,983	116,496	264,140	271,418
Selling, general and administrative expenses	74,010	74,016	200,914	200,934
Depreciation and amortization	10,493	13,000	31,194	38,452
Net income	17,683	17,683	19,304	19,304
Basic net income per common share	$0.66	$0.66	$0.72	$0.72
Diluted net income per common share	$0.65	$0.65	$0.70	$0.70

October 30, 2004
(As reported)	(As restated)
Total current assets	$226,548	$226,548
Property and equipment, net	153,866	221,410
Total assets	394,468	463,841
Current liabilities	96,904	96,924
Total liabilities	112,512	182,805
Total stockholders’ equity	281,956	281,036

Thirty-Nine Weeks Ended October 30, 2004
As Reported	Lease Restatement	Investment Restatement	As Restated
Cash flows provided by operating activities	$4,045	$10,212	$—	$14,257
Cash flows (used in) provided by investing activities	(37,164)	(10,212)	22,340	(25,036)
Cash flows provided by financing activities	2,696	—	—	2,696

6.  NET INCOME PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Net income	$29,254	$17,683	$21,185	$19,304

Basic shares	27,740	26,928	27,602	26,867
Dilutive effect of stock options	996	465	1,192	608
Dilutive shares	28,736	27,393	28,794	27,475
Anti-dilutive options	200	1,510	67	1,047

Anti-dilutive options consist of the weighted average of stock options for the thirteen and thirty-nine weeks ended October 29, 2005 and the thirteen and thirty-nine weeks ended October 30, 2004 that had an exercise price greater than the average market price during the period.  Such options are therefore excluded from the computation of diluted shares.

7.  COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Net income	$29,254	$17,683	$21,185	$19,304
Translation adjustments	1,618	3,025	1,976	2,949
Comprehensive income	$30,872	$20,708	$23,161	$22,253

8.  CREDIT FACILITIES

Amended Loan Agreement

As of October 30, 2004, the Company amended and restated its credit facility (“the Amended Loan Agreement”) with Wells Fargo, as syndicate agent, and certain other lenders, partly in connection with its acquisition of the Disney Store retail chain.  The Amended Loan Agreement provides for borrowings up to $130 million (including a sub-limit for letters of credit of $100 million).  The term of the facility ends on November 1, 2007 with successive one-year renewal options.  The amount that could be borrowed under the credit facility depends on the Company’s level of inventory and accounts receivable.

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

On July 29, 2005, the Company entered into an amendment of its Amended Loan Agreement to provide a temporary overadvance facility under which the Company had the right to borrow up to $20 million through October 31, 2005 (the “Overadvance Facility”).  The Overadvance Facility expired unused on October 31, 2005.

The Company had $55.3 million in borrowings under its Amended Loan Agreement as of October 29, 2005 and had letters of credit outstanding of $40.8 million.  The average balance during the thirty-nine weeks ended October 29, 2005 was approximately $18.2 million and the average interest rate was 6.19%.  Availability under the Amended Loan Agreement as of October 29, 2005 was $33.9 million, excluding the $20 million available under the Overadvance Facility.  During the thirty-nine weeks ended October 29, 2005, maximum borrowings under the Amended Loan Agreement were $55.3 million.  The interest rate charged under the Amended Loan Agreement was 6.75% as of October 29, 2005.

The Amended Loan Agreement also contains covenants, which include limitations on the Company’s annual capital expenditures, the maintenance of certain levels of collateral, and a prohibition on the payment of dividends.  Noncompliance with these covenants can result in additional fees, could affect the Company’s ability to borrow, or could require the Company to repay the outstanding balance.  As of October 29, 2005, the Company was in compliance with all of its covenants under the Amended Loan Agreement.

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

There were no borrowings under the Hoop Loan Agreement as of October 29, 2005.  During the thirty-nine weeks ended October 29, 2005, there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours.  The average loan balance during the thirty-nine weeks ended October 29, 2005 was approximately $411,000 and the average interest rate was 6.53%.  The maximum outstanding letters of credit were $60.4 million during the thirty-nine weeks ended October 29, 2005.  Letters of credit outstanding as of October 29, 2005 were $43.1 million and availability as of October 29, 2005 was $18.8 million.  The interest rate charged under the Hoop Loan Agreement was 7.00% as of October 29, 2005.

Toronto Dominion Credit Facility

The Company previously had an $8.2 million credit facility with Toronto Dominion Bank (the “Toronto Dominion Credit Facility”) to support its Canadian subsidiary, which operates “The Children’s Place” stores in Canada.  The Toronto Dominion Credit Facility has expired and the Company does not plan to replace the facility.

Letter of Credit Fees

Letter of credit fees approximated $0.7 million in the thirty-nine weeks ended October 29, 2005 and were included in cost of goods sold.

9.  LITIGATION

The Company reserves for litigation settlements when it can determine the probability of outcome and can estimate costs.  Estimates are adjusted as facts and circumstances require.  The Company is involved in various legal proceedings arising in the normal course of its business.  In the opinion of management, any liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

10.  INCOME TAXES

The Company computes income taxes using the liability method.  This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between financial statement and income tax basis of assets and liabilities.  Temporary differences result primarily from accelerated depreciation and amortization for tax purposes and various accruals and reserves being deductible for future tax periods.  The income tax provision recorded for the thirteen and thirty-nine weeks ended October 29, 2005 was 35.4% and 33.8%, respectively, which reflects increased efficiencies from a tax point of view that were identified in the course of the Company’s global operations review.

During the thirty-nine weeks ended October 29, 2005, the Company has recorded a tax benefit for stock option exercises in its additional paid-in-capital of $3.7 million.

As of October 29, 2005, the Company has not made a U.S. tax provision on approximately $51 million of unremitted earnings of its international subsidiaries.  These earnings are currently expected to be reinvested overseas, except as discussed below, to fund expansion in Asia and other foreign markets.  Accordingly, the Company has not provided any provision for income tax expenses in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law.  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from controlled foreign corporations.  As of October 29, 2005, the Company had not made a final determination regarding the Act, and accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings.

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

The following tables provide segment level financial information for the thirteen weeks and thirty-nine weeks ended October 29, 2005 (dollars in millions):

	Thirteen Weeks Ended October 29, 2005
	The Children’s Place	Disney Store	Shared Services	Total Company

Net sales	$320.0	$121.1	$—	$441.1
Segment operating income	54.4	3.3	(14.8)	42.9
Operating income as a percent of net sales	17.0%	2.7%	N/A	9.7%

	Thirty-Nine Weeks Ended October 29, 2005
	The Children’s Place	Disney Store	Shared Services	Total Company

Net sales	$815.9	$313.1	$—	$1,129.0
Segment operating income	94.2	(20.6)	(44.4)	29.2
Operating income as a percent of net sales	11.5%	(6.6)%	N/A	2.6%

Total assets	$513.3	$192.2	$11.6	$717.1
Capital expenditures	32.4	16.8	5.7	54.9

12.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change.  The new standard requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change.  SFAS No. 154 does not change the transition provisions of any existing pronouncements.  The Company does not believe that the adoption of SFAS No. 154 will have a significant impact on the Company’s financial position or results of operations.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS No. 13-1”).  The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense.  Such costs were previously capitalizable as construction costs if the company had a policy to do so, which the Company does.  In the first quarter of fiscal 2006, in accordance with FSP FAS No. 13-1, the Company will expense occupancy costs incurred during the construction period.  Construction-period occupancy costs incurred during or prior to fiscal 2005 were capitalized and will continue to be depreciated over the life of the lease.  Based upon current expectations of new lease commitments for fiscal 2006, the Company estimates that the implementation of FSP FAS No. 13-1 will require the recognition of approximately $7 million in rent expense during the construction period.

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

Financial Restatements

Lease-Related Accounting

Under the requirements of Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense is required to be recognized on a straight-line basis over the lease term.  In prior periods, we had incorrectly determined that the term of the lease begins on the commencement date of the lease, which generally coincides with the store opening date.  We have corrected this policy to commence the lease for accounting purposes when we take physical possession of the property to begin construction.  This correction has the effect of including the construction period in the determination of the period over which rent is calculated.  We continue to capitalize occupancy costs incurred prior to the commencement of store pre-opening activities.  These capitalized costs are amortized over the remaining lease term.  The net effect of this correction was to increase depreciation expense with a corresponding decrease to rent expense and to increase the amount of deferred rent liabilities with a corresponding increase in leasehold improvements.  We have corrected the prior years’ condensed consolidated financial statements to properly account for these lease-related issues.

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

As a result of these restatements, for the thirteen and thirty-nine weeks ended October 30, 2004, cost of sales were reduced by $2.5 million and $7.3 million, respectively.  Conversely, depreciation expense increased by $2.5 million and $7.3 million in the thirteen and thirty-nine weeks ended October 30, 2004, respectively, with no impact on reported net income.  While the correction of the errors did not change our total cash position, landlord construction allowances were reclassified in the condensed consolidated statements of cash flows from cash flows used in investing activities to cash flows used in operating activities.  For the thirty-nine weeks ended July 31, 2004, cash flows provided by operating activities increased by approximately $10.2 million with offsetting increases in cash flows used in investing activities.  Cash flows used in investing activities was also impacted by the restatement of investments as summarized in the sub-heading, “Investments” in the following paragraph.

Investments

Under the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 95, “Statement of Cash Flows,” as amended, cash equivalents are short-term, highly liquid investments that are readily convertible to cash and have original maturities of less than three months.  Historically, we recorded auction rate securities as cash equivalents.  However, these securities do not meet the definition of cash equivalents due to their longer ultimate contractual maturities and pricing reset feature.  Accordingly, we determined to restate prior period information to correct the classification of our auction rate securities from cash equivalents to investments.  These securities were held at the beginning of the second quarter of 2004, but were sold during the second quarter of 2004.  There is no impact on any income statement items, including earnings per share; total current assets or current liabilities; total assets or liabilities; stockholders’ equity; debt covenants or liquidity; or cash flow from operating activities or cash flow from financing activities as a result of this restatement.  Cash flows used in investing activities decreased $22.3 million during the thirty-nine weeks ended October 30, 2004 as a result of the net sale of auction rate securities during the period.

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

Revenue Recognition – Sales are recognized upon purchase by customers at our retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns.  Actual sales return rates historically have been within our expectations and the allowance established.  However, in the event that the actual rate of sales returns by customers increases significantly, our operational results could be adversely affected.  Our net sales include the 7% commission we receive from a Disney subsidiary on the sale of Walt Disney World® Resort and Disneyland® Resort tickets.

Our policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise.  For The Children’s Place, prior to their redemption, unredeemed gift cards are recorded as a liability, included within accrued expenses and other current liabilities.  For the Disney Store, we act as agent on behalf of Disney for gift cards sold to customers.  Therefore, we do not record a customer gift card liability for the Disney Store business.  However, we recognize a trade payable to Disney for the net purchase of Disney gift cards.

We offer a private label credit card to our Children’s Place customers that provides a discount on future purchases, once a minimum annual purchase threshold has been exceeded.  We estimate the future discounts to be provided based on prior year history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card.  We defer a proportionate amount of revenue from customers based on an estimated value of future discounts.  We recognize such deferred revenue as future discounts are taken on sales above the annual minimum.  This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege.  All deferred revenue is recognized by the end of the fiscal year, as our private label customers must earn the discount privilege on an annual basis, and such privilege expires prior to our fiscal year end.  As of October 29, 2005, approximately $802,000 in revenue has been deferred and will be recognized over the remainder of fiscal 2005.

Inventory Valuation – Merchandise inventories are stated at the lower of average cost or market, using the retail inventory method.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio by merchandise department to the retail value of inventories.  At any one time, inventories include items that have been marked down to our best estimate of their fair market value.  We base our decision to mark down merchandise upon its current rate of sale, the season, age and sell-through of the item.  The Company estimates its rate of shrink based on historical results of physical inventories.  To the extent that our markdown estimates or shrinkage reserves are not adequate, additional markdowns or reserves may have to be recorded, which could reduce our gross profit and operating results.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, including the popularity and relevancy of the Disney characters, and provide a well-balanced merchandise assortment that satisfies customer demand.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner could increase future markdown rates.

Accounting for Acquisitions – The acquisition of the DSNA Business was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”).  As such, we analyzed the fair value of identified tangible and intangible assets acquired and liabilities assumed, and determined the excess of fair value of net assets acquired over cost.

Accounting for Royalties – In exchange for the right to use certain Disney intellectual property, we are required to make royalty payments to Disney pursuant to a License and Conduct of Business Agreement (the “License Agreement”).  Minimum royalty commitments are recorded on a straight-line basis over the life of the initial 15 year term of the License Agreement.  During each period, amounts due in excess of the minimum royalty commitment are recorded as an expense if we expect to surpass the minimum royalty commitment on an annual basis, even if the contingency threshold has not been surpassed in that particular period.

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

The royalty percentage does not increase over the term of the License Agreement, except for royalties on Internet sales.  Through October 2006, the Internet sales royalty is 5%.  Thereafter, the Company will pay a 9% royalty on Internet sales, and in certain instances, a 10% royalty on Internet sales.  We expect the effective net royalty expense to range from 4.3% to 5.0% of net sales of the Disney Store business.

Rent Expense and Deferred Rent – Rent expense and rent incentives, including landlord construction allowances, are recognized on a straight-line basis over the lease term, beginning on the date of physical possession.  The Company records rent expense and rent incentives as a component of cost of sales.  The unamortized portion of deferred rent is included in deferred rent liabilities.  Rent incurred during construction, prior to commencement of store pre-opening activities, is capitalized and then amortized starting over the remaining lease term.  Unamortized pre-opening rent is included in leasehold improvements.  In the first quarter of fiscal 2006, we will adopt the policy of expensing occupancy costs incurred during the construction period in accordance with FASB Staff Position (“FSP”) FAS No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS No. 13-1”).  Based upon current expectations of new lease commitments for fiscal 2006, the Company estimates that the implementation of FSP FAS No. 13-1 will require the recognition of approximately $7 million in rent expense during the construction period.

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

Litigation – We reserve for litigation settlements when we can determine the probability of outcome and can estimate costs.  Estimates are adjusted as facts and circumstances require.  We are involved in various legal proceedings arising in the normal course of our business.  In our opinion, any liability arising out of such proceedings will not have a material adverse effect on our business.

Stock Options – We record no compensation expense in our financial statements for stock-based compensation, since we grant stock options at prices that equal or exceed the fair market value of the related shares at the date of the grant.  Effective in fiscal 2006, we will be required to recognize compensation cost in an amount equal to the fair value of the stock-based compensation granted to employees.  We are currently assessing various compensation alternatives for our employees and the associated impact of the adoption of SFAS 123(R) on our future results of operations and financial position.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
		(As restated)		(As restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.0	58.5	62.3	61.0

Gross profit	42.0	41.5	37.7	39.0
Selling, general and administrative expenses	29.2	26.4	31.6	28.9

Depreciation and amortization	3.1	4.6	3.5	5.5

Income before taxes and extraordinary gain	9.7	10.5	2.6	4.6
Provision for income taxes	3.4	4.2	0.9	1.8
Income before extraordinary gain	6.2	6.3	1.7	2.8
Extraordinary gain, net of taxes	0.4	—	0.2	—
Net income	6.6%	6.3%	1.9%	2.8%

Number of stores, end of period	1,107	734	1,107	734

Thirteen Weeks Ended October 29, 2005 (the “Third Quarter 2005”) Compared to Thirteen Weeks Ended October 30, 2004 (the “Third Quarter 2004”)

Net sales increased by $160.6 million, or 57%, to $441.1 million during the Third Quarter 2005 from $280.5 million during the Third Quarter 2004.  Net sales include $320.0 million in net sales from The Children’s Place business, a 14% increase over the $280.5 million in net sales reported in the Third Quarter 2004, and $121.1 million in net sales from the Disney Store business.  Comparable store sales increased 6% and contributed $16.2 million of our net sales increase in the Third Quarter 2005.  Our comparable store sales increase was the result of a 6% increase in our average dollar transaction size.  Comparable store sales increased 18% during the Third Quarter 2004.  Net sales from our new stores and other non-comparable stores contributed $144.4 million to our sales increase during the Third Quarter 2005.

During the Third Quarter 2005, we opened 19 The Children’s Place stores and 13 Disney Stores.  In addition, we closed one The Children’s Place store during the Third Quarter 2005.

Since we did not operate the Disney Store business for the majority of fiscal 2004, those stores will not be included in the comparable store sales base until February 2006, when we expect approximately 240 Disney Stores to be added for the first quarter of fiscal 2006.  We currently define comparable store sales as net sales from stores that have been open for more than 14 months and have not been substantially remodeled during that time.

During the Third Quarter 2005, our Southwest and West regions in our The Children’s Place business reported the strongest comparable store sales increases, while our Northeast, Metro New York and Mid-Atlantic regions reported low single-digit comparable store sales increases.  By department, our accessories and girls departments performed strongest, followed by the boys department.  Our newborn reported a low single digit comparable store sales decline.

Our annual profitability is highly dependent on our sales and gross margin performance during the holiday season in the fourth quarter.  During the four weeks ended November 26, 2005, net sales increased by $47.4 million, or 40%, to $166.0 million from the $118.6 million during the four weeks ended November 27, 2004.  Net sales included $114.4 million in net sales from The Children’s Place business, a 20% increase over the $95.4 million in net sales reported in the four weeks ended November 27, 2004, and $51.6 million in net sales from the Disney Store business.  During the four weeks ended November 27, 2004, net sales included $23.2 million in net sales from the Disney Store business, which we acquired effective November 21, 2004.  Our comparable store sales increased 12% in the four weeks ended November 26, 2005 as compared to a 9% comparable store sales increase for the four weeks ended November 27, 2004.

During the Third Quarter 2005, Hurricanes Katrina, Rita and Wilma adversely impacted store operations in approximately 55 stores with temporary store closings.  Hurricane Katrina caused six stores to be closed for an extended period due to storm damage, of which three stores were re-opened at the end of the Third Quarter 2005.  The remaining three stores are not expected to re-open until fiscal 2006.  No charge was recorded during the Third Quarter 2005 for our hurricane losses due to the nature of our property and casualty loss insurance coverage.

Consolidated gross profit increased by $68.7 million to $185.2 million during the Third Quarter 2005 from $116.5 million during the Third Quarter 2004.  As a percentage of net sales, consolidated gross profit increased 0.5% to 42.0% during the Third Quarter 2005 from 41.5% during the Third Quarter 2004.  This increase in consolidated gross profit, as a percentage of net sales, resulted from a higher merchandise margin of 2.0%, partially offset by higher distribution and occupancy costs of 1.5%.  At The Children’s Place stores, our gross margin was higher than the Third Quarter 2004 due to lower markdowns, a higher initial markup and the leveraging of occupancy costs over a higher sales base, partially offset by higher distribution costs.  During the Third Quarter 2005, distribution costs were higher as a result of start-up costs associated with our new distribution center as well as higher fuel costs.  While our Disney Store business has a lower gross margin structure than The Children’s Place, those results benefited from lower markdowns and the implementation of our low-cost sourcing strategies.

Selling, general and administrative expenses increased $54.5 million to $128.5 million during the Third Quarter 2005 from $74.0 million during the Third Quarter 2004.  Selling, general and administrative expenses increased 2.8% to 29.2% of net sales during the Third Quarter 2005 from 26.4% of net sales during the Third Quarter 2004.  This increase, as a percentage of net sales, was due primarily to Disney Store expenses that we did not have last year, such as royalty expense and remodel costs, and higher marketing, store repair, maintenance and utility costs, partially offset by lower employee benefit expenses.  During the Third Quarter 2005, Disney Store royalty expense represented approximately 1.1% of net sales.  Although this expense was recorded under US GAAP, no royalty payment was made due to the royalty holiday under the License Agreement.  Marketing costs in the Third Quarter 2005 were approximately 1.9% higher than the Third Quarter 2004, as a percentage of net sales, due primarily to the introduction of a national television advertising campaign and increased print advertising for The Children’s Place stores.  Store repair, maintenance and utility costs were approximately 0.7% of net sales higher during the Third Quarter 2005 due to our continued focus on the customer brand experience and increased utility rates.  Our employee benefit costs were approximately 100 basis points lower during the Third Quarter 2005 than the Third Quarter 2004.

Depreciation and amortization amounted to $13.8 million, or 3.1% of net sales, during the Third Quarter 2005, as compared to $13.0 million, or 4.6% of net sales, during the Third Quarter 2004.  Depreciation and amortization decreased, as a percentage of net sales, as the result of the leveraging of the expense over a larger sales base and minimal depreciation and amortization for the Disney Store.

Our income tax provision was $15.1 million and $11.8 million during the Third Quarter 2005 and the Third Quarter 2004, respectively.  Our effective tax rate was 35.4% during the Third Quarter 2005 which reflects increased efficiencies from a tax point of view that were identified in the course of our global operations review.  During the Third Quarter 2004, our effective tax rate was 40.1%. We anticipate that our effective tax rate for fiscal 2005 will approximate 38%, which implies a 39% effective tax rate for the fourth quarter of fiscal 2005.

During the Third Quarter 2005, we recorded a $1.7 million extraordinary gain, net of taxes.  This extraordinary gain represents the finalization of purchase accounting for the DSNA business, including the post-closing true-up of acquired net working capital.

Due to the factors discussed above, net income was $29.3 million and $17.7 million during the Third Quarter 2005 and the Third Quarter 2004, respectively.

Thirty-Nine Weeks Ended October 29, 2005 compared to Thirty-Nine Weeks Ended October 30, 2004

Net sales increased $433.6 million, or 62% to $1,129.0 million during the thirty-nine weeks ended October 29, 2005 from $695.4 million during the thirty-nine weeks ended October 30, 2004.  Net sales include $815.9 million in net sales from The Children’s Place business, which represented a 17% increase over the $695.4 million in net sales reported in the thirty-nine weeks ended October 30, 2004, and $313.1 million in net sales from the Disney Store business.  Comparable store sales increased 8% and contributed $51.7 million of our net sales increase in the thirty-nine weeks ended October 29, 2005.  Our comparable store sales increase was primarily the result of a 6% increase in our average dollar transaction size and a 2% increase in the number of comparable store sales transactions.  Comparable store sales increased 15% during the thirty-nine weeks ended October 30, 2004.  Net sales from our new stores and other non-comparable stores increased by $381.9 million.

During the thirty-nine weeks ended October 29, 2005, we opened 39 The Children’s Place stores and 15 Disney Stores.  In addition, we closed four stores (three The Children’s Place and one Disney Store).

Consolidated gross profit increased by $154.4 million to $425.8 million during the thirty-nine weeks ended October 29, 2005 from $271.4 million during the thirty-nine-six weeks ended October 30, 2004.  As a percentage of net sales, gross profit decreased 1.3% to 37.7% during the thirty-nine weeks ended October 29, 2005 from 39.0% during the thirty-nine weeks ended October 30, 2004.  This decrease in gross profit, as a percentage of net sales, was comprised of higher distribution costs of 0.8% of net sales, a lower merchandise margin of 0.4% of net sales, and a charge related to the fair value write-up of Disney Store inventory of 0.1% of net sales.  The $1.2 million charge represented the remaining sell-through of inventory acquired from the acquisition of the Disney Store.  The decrease in gross margin was primarily attributable to the Disney Store, which has a lower gross margin structure than The Children’s Place business.  For The Children’s Place, our gross margin was higher in the thirty-nine weeks ended October 29, 2005 than the prior year comparable period due to the leveraging of occupancy costs over a higher sales base and a higher initial markup and lower markdowns.

Selling, general and administrative expenses increased $155.7 million to $356.6 million during the thirty-nine weeks ended October 29, 2005 from $200.9 million during the thirty-nine weeks ended October 30, 2004.  As a percentage of net sales, selling, general and administrative expenses increased 2.7% to 31.6% of net sales during the thirty-nine weeks ended October 29, 2005 from 28.9% of net sales during the thirty-nine weeks ended October 30, 2004.  This increase, as a percentage of net sales, was due primarily to Disney Store expenses that we did not have last year, such as royalty expenses, transitional services and remodel expenses and higher store repair, maintenance and utility costs.  During the thirty-nine weeks ended October 29, 2005, we have remodeled 24 Disney stores and plan to complete 32 Disney Store remodels by the end of fiscal 2005.  During the thirty-nine weeks ended October 29, 2005, Disney Store royalty, transition and remodel costs represented approximately 1.7% of net sales.  Although royalty expense was recorded under generally accepted accounting principles, no royalty payment was made due to the royalty holiday under the License Agreement.  During the thirty-nine weeks ended October 29, 2005, repair, maintenance and utility expenses were approximately 0.7% higher as a percentage of net sales due to our continued focus on the store environment and increased utility costs.

Depreciation and amortization amounted to $40.0 million or 3.5% of net sales, during the thirty-nine weeks ended October 29, 2005 as compared to $38.5 million, or 5.5% of net sales, during the thirty-nine weeks ended October 30, 2004.  Depreciation and amortization expense decreased, as a percentage of net sales, as the result of leveraging of the expense over a larger sales base and minimal depreciation for the Disney Store.

Our income tax provision was $10.0 million during the thirty-nine weeks ended October 29, 2005 as compared with $12.9 million during the thirty-nine weeks ended October 30, 2004.  Our effective tax rate was 33.8% during the thirty-nine weeks ended October 29, 2005 which reflects increased efficiencies from a tax point of view that were identified in the course of our global operations review.  Our tax provision was 40.0% during the thirty-nine weeks ended October 30, 2004.

During the thirty-nine weeks ended October 29, 2005, we recorded a $1.7 million extraordinary gain, net of taxes.  This extraordinary gain represents the finalization of purchase accounting for the DSNA business, including the post-closing true-up of acquired net working capital.

Due to the factors discussed above, we recorded a net income of $21.2 million and $19.3 million during the thirty-nine weeks ended October 29, 2005 and during the thirty-nine weeks ended October 30, 2004, respectively.

Liquidity and Capital Resources

Debt Service/Liquidity

Our working capital needs follow a seasonal pattern, peaking during the third and fourth quarters when inventory is purchased for the back-to-school and holiday selling seasons.  In general, our primary uses of cash are financing new store openings and providing for working capital, which principally represents the purchase of inventory.  We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities.  As of October 29, 2005, we had no long-term debt obligations.  We manage liquidity for The Children’s Place and Disney Stores separately, including cash receipts, disbursements and credit facilities.

We entered into a Guaranty and Commitment (the “Guaranty and Commitment”) dated as of November 21, 2004, in favor of the Hoop Operating Entities and Disney.  As required by the Guaranty and Commitment, we invested $50 million in the Hoop Operating Entities concurrently with the consummation of the acquisition, and agreed to invest up to an additional $50 million to enable the Hoop Operating Entities to comply with their obligations under the License Agreement and otherwise fund the operations of the Hoop Operating Entities.  To date, we have not been required to invest any of this additional $50 million in the Hoop Operating Entities in order to comply with the terms of the License Agreement.  We also agreed to guarantee the payment and performance of the Hoop Operating Entities (for their royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

In connection with the acquisition of the DSNA Business, some of our subsidiaries and Disney’s subsidiaries entered into a License Agreement under which the Hoop Operating Entities have the right to use certain Disney intellectual property in the DSNA Business in exchange for ongoing royalty payments.  The License Agreement limits the ability of the Hoop Operating Entities to make cash dividends or other distributions.  The Hoop Operating Entities’ independent directors must approve payment of any dividends or other distributions, other than payments of:

•       amounts due under the terms of the tax sharing and intercompany services agreements,

•       approximately $61.9 million which represents a portion of the purchase price paid by the Company to Disney (limited to cumulative cash flows since the date of the acquisition), and

•       certain other dividend payments, subject to satisfaction of certain additional operating conditions and limited to 50% of cumulative cash flows up to $90 million, and 90% of cumulative cash flows thereafter (provided that at least $90 million of cash and cash equivalents is maintained at the Hoop Operating Entities).

In the normal course of business, the Hoop Operating Entities have reimbursed intercompany services but have not paid any dividends or made other distributions.  We are currently evaluating the Hoop Operating Entities’ ability to reimburse the Company for all or a portion of the $61.9 million described above. We do not expect the Hoop Operating Entities to pay other dividends to the Company during the next 12 months.  The Hoop Operating Entities cash on hand and cash generated from operations will be utilized to finance store remodels and provide working capital.  The License Agreement also restricts the incurrence of indebtedness in excess of certain permitted amounts.

As of October 30, 2004, we amended and restated our credit facility (the “Amended Loan Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), partly in connection with our acquisition of the DSNA Business.  The Amended Loan Agreement provides for borrowings up to $130 million (including a sub-limit for letters of credit of $100 million).  The term of the facility ends on November 1, 2007 with successive one-year renewal options.  The amount that could be borrowed under the Amended Loan Agreement depends on our level of inventory and accounts receivable.

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

On July 29, 2005, we entered into an amendment of our Amended Loan Agreement to provide a temporary overadvance facility under which we had the right to borrow up to $20 million through October 31, 2005 (the “Overadvance Facility”).  The Overadvance Facility expired unused on October 31, 2005.

As of October 29, 2005, we had $55.3 million in borrowings under our Amended Loan Agreement and had outstanding letters of credit of $40.8 million.  Availability as of October 29, 2005 under the Amended Loan Agreement was $33.9 million, excluding the $20 million available under the Overadvance Facility.  The maximum borrowings during the thirty-nine weeks ended October 29, 2005 were $55.3 million.  We were in compliance with all of the covenants under the Amended Loan Agreement as of October 29, 2005.  Noncompliance with these covenants could result in additional fees, could affect our ability to borrow or could require us to repay the outstanding balance.

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

As of October 29, 2005, we had no borrowings under the Hoop Loan Agreement and had outstanding letters of credit of $43.1 million.  Availability under the Hoop Loan Agreement was $18.8 million as of October 29, 2005.  During the thirty-nine weeks ended October 29, 2005, there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours.  The average loan balance under the Hoop Loan Agreement during the thirty-nine weeks ended October 29, 2005 was approximately $411,000 and the average interest rate was 6.53%.  The maximum outstanding letters of credit outstanding during the thirty-nine weeks ended October 29, 2005 were $60.4 million.

During fiscal 2005, we expect to have no borrowings under the Hoop Loan Agreement and seasonal borrowings under the Amended Loan Agreement.  We expect to use both credit facilities to support letters of credit throughout fiscal 2005.

We previously had an $8.2 million credit facility with Toronto Dominion Bank to support our Canadian subsidiary, which operates “The Children’s Place” stores in Canada.  This credit facility expired and we do not plan to replace the facility.

During the thirty-nine weeks ended October 29, 2005, letter of credit fees approximated $0.7 million and were included in cost of goods sold.

Cash Flows/Capital Expenditures

During the thirty-nine weeks ended October 29, 2005, operating activities used $19.5 million in cash flow as compared to $14.3 million provided by operating activities during the thirty-nine weeks ended October 30, 2004.  Cash flow used by operating activities increased during the thirty-nine weeks ended October 29, 2005 due primarily to a higher seasonal buildup of inventory to support our businesses and higher income tax payments, partially offset by deferred royalty expense, which was non-cash due to the royalty holiday.

Cash flows used in investing activities were $54.1 million and $25.0 million in the thirty-nine weeks ended October 29, 2005 and the thirty-nine weeks ended October 30, 2004, respectively.  Cash flows used in investing activities during the thirty-nine weeks ended October 30, 2004 included the net sale of $22.3 million of short-term investments.  During the thirty-nine weeks ended October 29, 2005, capital expenditures were $55.4 million as compared with $47.2 million during the thirty-nine weeks ended October 30, 2004.  The increase in capital expenditures in the thirty-nine weeks ended October 29, 2005 primarily reflects capital expenditure investments made for our new distribution center in South Brunswick, New Jersey and upgrades in our other distribution centers to support the Disney Store acquisition, as well as our new office facility in Pasadena, California.  During the thirty-nine weeks ended October 29, 2005 and the thirty-nine weeks ended October 30, 2004, we opened 54 stores and 45 stores and remodeled 28 stores and six stores, respectively.  Our capital expenditures also include ongoing store, office, information technology and equipment needs.  We anticipate that total capital expenditures for The Children’s Place and Disney Store businesses during fiscal 2005 will be approximately $75 million.  We also anticipate receiving approximately $10 to $13 million in lease incentives during fiscal 2005.

Cash flows provided by financing activities were $29.9 million during the thirty-nine weeks ended October 29, 2005 reflecting net borrowings under our credit facilities and funds received from the exercise of employee stock options and employee stock purchases.  During the thirty-nine weeks ended October 30, 2004, cash flows provided by financing activities were $2.7 million reflecting funds received from the exercise of employee stock options and employee stock purchases.

As of December 1, 2005, we operated 800 The Children’s Place Stores and 323 Disney Stores.  During the remainder of fiscal 2005, we expect to open two The Children’s Place stores and close five Disney Stores.  The following table summarizes our store openings, closings and remodels through December 1, 2005.

	The Children’s Place	Disney Store	Total

Store count as of January 29, 2005	750	306	1,056
New store openings	53	18	71
Store closings	(3)	(1)	(4)
Store count as of December 1, 2005	800	323	1,123

Remodels	6	32	38

As of December 1, 2005, we are leasing approximately 68 Disney Stores on a month-to-month basis, pending the consummation of executed lease contracts.  We expect to execute these leases in the normal course of business.

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

Possible Repatriation of Unremitted Foreign Earnings

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law.  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from controlled foreign corporations.  As of October 29, 2005, we have not made a final determination regarding the Act, and accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings.  While further analysis and evaluation of the Act’s provisions is being conducted by our management, we expect to make a recommendation to our Board of Directors for their approval to repatriate up to approximately $40 million of the total available unremitted earnings as a distribution from our foreign subsidiaries to the Company.  We anticipate the tax charge associated with any such repatriation to be five percent of the amount of the repatriation.

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

The Company’s credit facilities with Wells Fargo provide a source of financing for its working capital requirements.  The Company’s credit facilities bear interest at either a floating rate equal to the prime rate or, a floating rate equal to the prime rate plus a pre-determined spread.  At the Company’s option, it could also borrow at a LIBOR rate plus a pre-determined spread.  As of October 29, 2005, the Company had $55.3 million in borrowings under its Amended Loan Agreement and had no borrowings outstanding under its Hoop Loan Agreement or the Overadvance Facility.  The Company expects to continue to utilize its credit facilities to support its working capital needs for its expanded business in the future.

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term.  The Company generally does not hedge these net investments.  As of October 29, 2005, the Company is not a party to any derivative financial investments.  As of October 29, 2005, the Company had approximately $67.4 million of its cash balance held in foreign countries, of which approximately $36.6 million was in Canada and approximately $30.8 million was in Hong Kong.  While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country.  The Company believes that the recent revaluation of the Chinese Yuan should have no material impact on its fiscal 2005 financial results as purchase orders are negotiated in US dollars. Similarly, the Company believes that it has manageable exposure to the apparel safeguards enacted by the US government on certain product categories manufactured in China as it chose not to take the risk of sourcing those categories from China.  However, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company’s financial position or results of operations.

Our business is sensitive to customers’ spending patterns which are subject to prevailing regional and national economic conditions such as consumer confidence, recession, interest rates, energy prices, taxation, and unemployment to name a few.  We are, and will continue to be, susceptible to changes in national and regional economic conditions, raw material costs, weather conditions, demographic and population characteristics, hourly wage legislation, consumer preferences and other regional factors.

As is the case with many retailers, we experience seasonal fluctuations in our net sales and net income.  Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter.  Our first quarter results at The Children’s Place stores are heavily dependent upon sales during the period leading up to the Easter holiday.  Our third quarter results are heavily dependent upon back-to-school sales at The Children’s Place stores and Disney Store is heavily dependent on Halloween.  Our fourth quarter results are heavily dependent upon sales during the holiday season.  Weak sales during any of these periods could have a material adverse effect on our business.

Our quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including:

•       overall macro-economic conditions,

•       the timing of new store openings and related pre-opening and other start-up costs,

•       net sales contributed by new stores,

•       increases or decreases in comparable store sales,

•       weather conditions,

•       shifts in the timing of certain holidays, and

•       changes in our merchandise mix or pricing strategy.

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

(b)  Changes in internal control over financial reporting.   There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company excluded from its assessment any changes in internal control over financial reporting at the Disney Store business, which was acquired as of November 21, 2004, and whose financial statements reflect total assets and net sales constituting 27% and 28%, respectively, of the related condensed consolidated financial statement amounts as of and for the thirty-nine weeks ended October 29, 2005.  The Company will include the Disney Store business in its evaluation of the design and effectiveness of internal control over financial reporting as at January 28, 2006.

Part II - Other Information

Item 1.  Legal Proceedings.

We reserve for litigation settlements when we can determine the probability of outcome and can estimate costs.  Estimates are adjusted as facts and circumstances require.  The Company is involved in various legal proceedings arising in the normal course of its business.  In the opinion of management, any liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit No.	Description of Document
10.4	Letter agreement dated August 17, 2005 amending the internet start date between the Company and TDS Franchising, LLC.

31	Section 302 Certifications

32	Section 906 Certifications

(b)   Reports on Form 8-K.

July 2005 Sales, dated August 4, 2005.

Second Quarter 2005 Earnings, dated August 18, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date: December 8, 2005	By:	/s/ Ezra Dabah
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: December 8, 2005	By:	/s/ Hiten D. Patel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)