Form 10-K
period 2006-01-28
CHILDRENS PLACE RETAIL STORES INC
filed 2006-04-12
CIK 1041859

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-two weeks ended January 28, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

The aggregate market value of common stock held by non-affiliates was $1,009,854,927 at the close of business on July 29, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at February 25, 2006:  28,006,842 shares.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for its annual meeting of stockholders to be held on June 22, 2006, are incorporated partially in Part III hereof.

THE CHILDREN’S PLACE RETAIL STORES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 28, 2006
TABLE OF CONTENTS

PART I

ITEM 1.—BUSINESS

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

Overview

The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company” or “we”) is a leading specialty retailer of children’s merchandise. We design, contract to manufacture and sell high-quality, value-priced merchandise under our proprietary “The Children’s Place” and licensed “Disney Store” brand names. As of February 25, 2006, we owned and operated 802 The Children’s Place stores and 316 Disney Stores across North America and an Internet store at www.childrensplace.com.

In November 2004, we acquired, through two wholly-owned subsidiaries, the Disney Store retail chain in North America (the “DSNA Business”) from affiliates of The Walt Disney Company (“Disney”). (For clarification, the “DSNA Business” refers to the business we acquired from Disney as of November 21, 2004, whereas the “Disney Store business” refers to the Disney Store business we have operated since the acquisition.)  As a result of the acquisition, these subsidiaries acquired a total of 313 Disney Stores, consisting of all existing Disney Stores in the United States and Canada, other than “flagship” stores and stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business. In addition, the lease obligations for all 313 stores and other legal obligations became obligations of our subsidiaries. Subsequently, our subsidiaries acquired two Disney Store flagship stores, one in Chicago, Illinois and the other in San Francisco, California.

We are structured such that our administrative functions (e.g., finance, real estate, human resources, legal, information technology) are shared by both brands. Functions such as design, merchandising, marketing and store operations are run independently of each other to maintain clearly defined and differentiated brands. Each brand is overseen by a President who manages day-to-day operations and who reports directly to our Chairman and Chief Executive Officer.

The Children’s Place is a specialty retailer of apparel and accessories for children from newborn to ten years of age. The brand’s merchandising objective is to offer a unique, colorful, coordinated and balanced lifestyle assortment of high quality, basic and fashion merchandise, at prices that represent substantial value to our customers.

Disney Store originated the themed specialty retail environment when its first store opened in Glendale, California in 1987. Disney Store offers immediate access to unique Disney-branded products, such as apparel, toys, plush, and souvenirs in an emporium like setting.

Our goal is to be the leading specialty retailer in the children’s space by making the very best products accessible to all children. Both The Children’s Place and Disney Store brands fit within this core purpose; however each is at a different point in its growth trajectory. The Children’s Place has enjoyed several years of profitable growth and market share gains while the Disney Store is currently implementing various merchandising, marketing and sourcing strategies in an effort to increase sales and earnings.

During fiscal 2005, we opened 55 The Children’s Place stores compared to 62 store openings in fiscal 2004. We also opened 18 Disney Stores in fiscal 2005 compared to none in fiscal 2004. We closed three The Children’s Place stores and seven Disney Stores in fiscal 2005, the same as in fiscal 2004. Our store growth plan in fiscal 2006 includes opening approximately 65 The Children’s Place stores and approximately 15 Disney Stores.

We believe that the following capabilities are critical to our long-term success:

Merchandising Strategy.   The Children’s Place merchandising strategy is built on offering an appealing collection of interchangeable outfits and accessories to create a coordinated look distinctive to the brand. We offer an updated, focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful look at value prices that we believe distinguishes “The Children’s Place” brand. We divide the year into quarterly merchandising seasons: spring, summer, back-to-school and holiday. Within each season we typically deliver two merchandise lines. Each season is built around a theme that includes an assortment of coordinated basic and fashion apparel with matching accessories designed to encourage multiple item purchases and wardrobe building.

Our Disney Store merchandising strategy is to offer the whole family a unique, high quality, character driven merchandise assortment at value prices. During fiscal 2005, we weighted the merchandise mix towards children’s apparel and toys, and de-emphasized the adult apparel category. To date, the Disney Store business has been heavily concentrated in the Halloween and holiday seasons. To reduce the level of seasonality, we plan to offer more softlines merchandise during spring, summer and back-to-school. In addition, in the second half of fiscal 2006, we will re-introduce adult apparel, offer more freshness and innovation in our hardlines business and offer a “good,” “better,” “best” pricing strategy across most product categories to appeal to a broader audience. These changes in merchandising strategy are expected to primarily impact the second half of fiscal 2006.

High Quality/Value Pricing Strategy.   We believe that our high quality, value price positioning is an important component of our long-term strategy. We offer high-quality clothing and accessories under “The Children’s Place” brand name at prices below most of our direct mall-based competitors. We employ this value pricing strategy across our entire merchandise offering. Our value price points are an important factor in the broad consumer appeal that The Children’s Place brand has benefited from over the years. At Disney Store, we believe that combining the strong appeal of Disney characters with our unique merchandise offering at value prices will enhance the Disney Store business.

Brand Image.   We continue to build a strong brand image and customer loyalty for “The Children’s Place” by:

•       offering high-quality products at value prices;

•       providing a distinctive collection of coordinated and interchangeable outfits and accessories;

•       maintaining a uniform merchandise presentation;

•       emphasizing our fashionable, youthful image in our marketing visuals; and

•       selling our merchandise exclusively in our The Children’s Place stores and on our website.

The Disney Store business benefits from one of the strongest family brand names in North America. The Disney Store experience emphasizes the “magic” and memories of the Disney character portfolio.

Low-Cost Sourcing.   We control the design, sourcing and presentation of our products sold at both The Children’s Place and Disney Store. We believe that this control is essential in assuring the consistency and quality of our merchandise and the image of each of our brands, as well as in our ability to deliver value to our customers. We have established long-standing relationships with our buying agents, vendors and material suppliers. Through these relationships and our extensive knowledge of low cost sourcing, we are able to offer our customers high-quality products at value prices. Furthermore, we believe that our integrated merchandise approach, from in-house design to in-store presentation, enables us to identify and respond to market trends, uphold rigorous product quality standards, manage the cost of our merchandise and strengthen our brands. Our offices in Hong Kong, Shanghai and New Delhi add to our ability to lower costs, capitalize on new sourcing opportunities, increase our control over product quality and enable us to respond to changing merchandise trends more effectively and efficiently. We are applying our low-cost sourcing expertise to Disney Store. These plans began to positively impact operating results in the second half of fiscal 2005; however the full effect of the change in sourcing strategy is expected to occur in fiscal 2006.

Experienced Management Team.   Our management team is led by Ezra Dabah, Chairman and Chief Executive Officer, who guides the management of the Company using his broad apparel merchandising and buying expertise, which includes over 20 years in the children’s segment of the market. In addition, the other members of our management team have an average of 17 years of retail or apparel industry experience and an average of six years with the Company.

Merchandising Process

While we have separate design and merchandising teams for each brand, the process and planning schedules are similar, albeit at different phases of implementation at each brand. To execute our merchandising strategies, we rely on the coordinated efforts of our design, merchandising, sourcing, planning and allocation teams. These teams, in conjunction with senior management, review prior season results, fashion trends, colors and designs that we will offer in upcoming seasons. Merchandising selects items for production from the assortment of merchandise designs that are created by the design team. In addition, the Disney Store design team assesses characters and attends toy shows and fairs to determine what toys to include in the assortment. Then, based upon detail design specifications, including production quantities determined by merchandising and planning, the sourcing team arranges for the issuance of purchase orders and manufacture of the selected items.

Our design and trend teams analyze and interpret current and emerging fashion trends, translating them into a broad selection of merchandise appropriate for upcoming seasons. In addition, our Disney Store design and trend teams evaluate the popularity and relevancy of existing characters, as well as the perceived customer receptivity to new characters, to create a unique and compelling merchandise assortment. Across both brands, work on each of our seasonal lines begins approximately one year before the season. However, the Company maintains, and at times exercises, the ability to develop and deliver product on an expedited timeline. The merchandising process includes gathering of samples and market intelligence on fashion trends, which involves extensive European and domestic market research, media, trade shows, fashion magazines, the services of fashion and color forecast organizations, and analysis of prior season performance. In addition, at Disney Store, we consult with Disney as part of daily operations. After the design teams present their ideas, the designers, with the direction of merchandising, translate those ideas into a merchandise assortment that reflects the theme of the season. These interpretations include variations in fabric and other materials, product color, decoration, character selection and age-appropriate silhouettes. Potential items are designed using computer aided design technology, which allows for a wide range of style and fashion options. In addition, our sourcing teams and Asian offices coordinate the production of apparel prototype samples which enable our merchandising teams to ensure that our merchandise will properly reflect our design concepts, and allow us to get the most accurate understanding of an item’s color, fit, texture and quality. We have also instituted a process that involves working with samples in a simulated in-store environment. This enables our design, merchandising, visual and marketing teams to create a cohesive, well balanced and fresh approach to each season.

The merchandise management teams create a detailed purchasing plan for the season covering each department, category and key item, based on historical, current and emerging category trends. The production process takes approximately four to six months from order confirmation to receipt of merchandise at our distribution facilities. Our planning teams monitor current and projected inventory levels on a weekly basis and analyze sales patterns to predict future demand for various categories. We regularly monitor sales and maintain some flexibility to adjust merchandise on order for future seasons or to accelerate delivery of merchandise. Our merchandise allocation teams are responsible for planning and allocating merchandise to each store based on sales levels, merchandise turns and other factors.

Sourcing and Procurement

We combine management’s extensive apparel sourcing experience with a cost-based buying strategy to control merchandise costs, infuse quality features into our product and deliver value to our customers. We believe we have a thorough understanding of the economics of apparel manufacturing, including costs of materials and components. This knowledge enables us to determine the most cost-effective country and manufacturer from which to source each item and obtain high quality at low product costs. Relying on our supplier relationships, our knowledge of manufacturing costs and our ability to leverage increasing volumes, we believe we have been able to arrange for the manufacture of high-quality apparel and accessories at low cost. With the addition of the Disney Store business, we are now sourcing “hardlines” merchandise such as toys, mugs, and snow globes using the same sourcing strategies.

Our sourcing team makes on-site visits to our independent agents and various manufacturers to negotiate product costs, finalize technical specifications for each product and confirm delivery of merchandise manufactured to our specifications. During fiscal 2005, more than 250 independent manufacturers located primarily in Asia produced merchandise sold at The Children’s Place and Disney Store to our specifications. Given the timing of the acquisition of the DSNA Business, we were unable to materially impact Disney Store merchandise sold during the first half of fiscal 2005; however merchandise that was sourced by us benefited the third and fourth quarters of fiscal 2005. To support our growing inventory needs and to control merchandise costs, we continue to pursue global sourcing opportunities and consider product quality and cost, reliability of the manufacturer, and service and product lead times, among other factors.

We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars. We are party to agency agreements with commissioned independent agents who oversee production, assist in sourcing and pre-production approval, provide quality inspection and ensure timely delivery of merchandise. During fiscal 2005, we purchased approximately 13% of our products from a commissioned, independent agent in Taiwan, and approximately 11% of our product through a Hong Kong-based trading company. This trading company is responsible for procurements from wholly-owned facilities as well as contract manufacturers located throughout Asia. We have developed long-term, continuous relationships with key individual manufacturers and material suppliers, which have yielded numerous benefits, including quality control, low costs, and flexible working arrangements. In addition, we believe our offices in Hong Kong, Shanghai and New Delhi enable us to obtain more favorable material and manufacturing costs and quickly identify and act on new sourcing and supplier opportunities. Our Asian offices also facilitate our prototype sample production and enable us to foster stronger relationships with our suppliers, manufacturers, agents and trading companies. During fiscal 2005, we purchased approximately 35% of our merchandise without the aid of commissioned buying agents or trading companies and approximately 40% of our goods were sourced from China. Together with our agents and key suppliers, we use tracking systems that enable us to anticipate potential delivery delays in our orders and take action to mitigate the impact of any delays. Using our purchase order, advanced shipping notification and tracking systems, our independent agents and our sourcing department actively monitor the status of each purchase order from order confirmation to merchandise receipt.

To ensure quality and promote consumer confidence in our products, we augment our manufacturers’ testing requirements with our own in-house quality assurance laboratory to test and evaluate fabric, trimming materials and pre-production samples against a comprehensive range of physical performance standards before production begins. The quality control personnel of our Asian offices, independent agents and trading company visit the various manufacturing facilities to monitor and improve the quality control and production process. Our Asian offices enhance our quality control by enabling us to monitor component and manufacturing quality at close range and address related problems at an early stage. With this focus on pre-production quality approval, we are generally able to detect and correct quality-related problems before bulk production begins. We do not accept finished goods until each purchase order receives formal certification of compliance from our agents or appointed third party inspectors.

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

Company Stores

Existing Stores.   As of February 25, 2006, we operated 802 The Children’s Place stores and 316 Disney Stores in North America. Most of The Children’s Place stores are clustered in and around major metropolitan areas in regional malls, with the exception of 98 strip center, 87 outlet and 46 street stores. All of our Disney Stores are in regional malls with the exception of 12 outlet stores and two street locations. The following table sets forth the number of stores in each state, Puerto Rico and Canadian province as of February 25, 2006:

State	The Children’s Place	Disney Store	Total Number of Stores
Alabama	9	4	13
Arizona	12	7	19
Arkansas	2	1	3
California	69	47	116
Colorado	11	4	15
Connecticut	15	7	22
Delaware	4	3	7
Florida	43	24	67
Georgia	21	6	27
Hawaii	3	1	4
Idaho	1	1	2
Illinois	38	15	53
Indiana	17	7	24
Iowa	6	1	7
Kansas	5	2	7
Kentucky	7	3	10
Louisiana	10	3	13
Maine	4	1	5
Maryland	22	6	28
Massachusetts	24	7	31
Michigan	22	10	32
Minnesota	11	2	13
Mississippi	4	0	4
Missouri	15	6	21
Montana	1	0	1
Nebraska	3	1	4
New Hampshire	4	3	7
New Jersey	39	15	54
New Mexico	3	2	5
New York	73	21	94
Nevada	7	2	9
North Carolina	20	7	27
North Dakota	1	0	1
Ohio	27	12	39
Oklahoma	2	2	4
Oregon	9	3	12
Pennsylvania	41	19	60
Rhode Island	3	1	4
South Carolina	11	0	11
South Dakota	1	0	1
Tennessee	13	7	20
Texas	47	21	68
Utah	6	0	6
Vermont	1	0	1
Virginia	18	8	26
Washington	11	4	15
West Virginia	1	2	3
Wisconsin	10	3	13
Puerto Rico	10	0	10
Total United States and Puerto Rico	737	301	1,038

Province	The Children’s Place	Disney Store	Total Number of Stores
Alberta	6	3	9
British Columbia	6	1	7
Manitoba	2	1	3
New Brunswick	3	1	4
Nova Scotia	2	1	3
Ontario	30	8	38
Quebec	14	0	14
Saskatchewan	2	0	2
Total Canada	65	15	80
Total Stores	802	316	1,118

Store Type.

The Children’s Place.   Our average store is approximately 4,500 square feet. The majority of our Children’s Place stores are in our “Apple-Maple” prototype, which features light wood floors, fixtures and trim. The store is brightly lit, featuring floor-to-ceiling glass windows that allow our colorful fashions to attract customers from the outside. A customized grid system throughout the store’s upper perimeter displays featured merchandise, marketing photographs and promotions.

During fiscal 2002, we introduced a new “Technocolor” store prototype. The unique, fun and bright stores use color to create boutique-like settings that better differentiate the various departments within the store. The stores also feature wider aisles for customers with strollers, and more wall space allowing for enhanced merchandise presentation and ease of shopping. As of February 25, 2006, 205 stores were in this format, or approximately 26% of The Children’s Place store base. In fiscal 2006, all of our new stores and remodels (except for outlets) will be Technocolor stores.

Our street and strip center locations represent approximately 18% of The Children’s Place store base and provide opportunities for further penetration in established markets.

Our typical outlet stores are approximately 6,400 square feet and represent approximately 11% of The Children’s Place store base. Our outlet stores are mostly located in outlet centers and are strategically placed within each market to liquidate markdown merchandise from nearby stores. Given the brand’s value orientation, we also sell an assortment of full-priced merchandise in our outlet stores. We view our outlet business as an important component of our future growth.

Disney Store.   The average Disney Store is approximately 4,700 square feet. Currently, we have several Disney Store formats, as follows:

% of Store Base
Pink and Green	40%
Piperail	34%
Mickey	10%
Millennium	7%
Castle	5%
Outlet	4%
100%

The Mickey and outlet prototypes were introduced in fiscal 2005. We are currently contemplating additional changes to the Mickey store prototype which we expect to finalize in fiscal 2006.

Store Operations

Our store operations are organized into ten and five regions for The Children’s Place and Disney Store, respectively. For The Children’s Place brand, we have three Zone Vice Presidents that oversee our operations into whom regional managers report. At this time, the Disney Store business does not have Zone Vice Presidents. For both brands, a regional manager oversees each region and has several district managers’ reporting to him or her. Each district manager is responsible for approximately eight to ten stores, on average. Our stores are staffed by a store management team and approximately 10 part-time sales associates, with additional part-time associates hired to support seasonal needs. Across both brands, our store management teams spend a majority of their workweek on store selling floors providing direction, motivation, training and support to store personnel. To maximize selling productivity, we engage in an ongoing training process, which emphasizes customer service, selling skills, merchandise presentation, procedures and controls. In order to motivate our store management, we offer a monthly incentive compensation plan that awards bonuses for exceeding pre-established goals.

Store Expansion Program

To determine the location of new stores, we conduct onsite visits and analyses of potential store sites, taking into account the performance of our stores and other retailers in the area, as well as the demographics of the surrounding area. In addition, we consider the store’s location relative to consumer traffic patterns and proximity to other children’s retailers.

The Children’s Place.   During fiscal 2005 we opened 55 stores and closed three, compared to opening 62 stores and closing three in fiscal 2004. We plan to open approximately 65 stores and remodel approximately 20 Children’s Place stores in fiscal 2006. Over time, the Company believes The Children’s Place brand can grow up to approximately 1,200 stores across the United States, Canada and Puerto Rico.

The Company’s new store return on investment (defined as the return on investment for stores in which the then current fiscal year was their first full year of operation) for The Children’s Place chain for fiscal 2005, fiscal 2004 and fiscal 2003 approximated 81%, 87% and 56%, respectively. The Company defines return on investment as store level operating cash flow for new stores divided by new store investment. Store level operating cash flow for new stores is comprised of direct store contribution before the amortization of deferred rent, and depreciation and amortization expense. Fiscal 2005 average store level operating cash flow for new stores approximated $0.4 million, a 20% increase over fiscal 2004. Average store investment includes store capital expenditures, initial inventory and pre-opening costs less lease incentives and an estimate for merchandise payables. Fiscal 2005 average new store investment approximated $0.5 million a 29% increase from fiscal 2004. This increase in average new store investment primarily reflects higher construction costs and higher inventory investments. Fiscal 2005 new stores had average net sales of approximately $1.6 million, a 14% increase over fiscal 2004, which reflects the benefit of the higher inventory investments and various merchandise and store-level initiatives.

Disney Store.   In fiscal 2005 we opened 18 Disney Stores, closed seven, and remodeled 32, compared to the closing of seven Disney Stores in fiscal 2004. Our store growth plans in 2006 include opening approximately 15 Disney Stores.  Of these 15 new stores, approximately five will be outlet stores, a new channel of growth for the Disney Store business. In addition, the Company plans to remodel approximately 25 Disney Stores in fiscal 2006. Over time, the Company believes the Disney Store chain can grow up to approximately 600 stores across North America.

Consistent with our definition of new store return on investment, since there were no new Disney Stores opened by us in fiscal 2004, the Company has not computed an amount for the Disney Store business in fiscal 2005.

Internet Sales

We believe the Internet is an effective sales, merchandising and marketing channel for our existing The Children’s Place customers in the United States, and is also effective in generating new customers from the portion of the U.S. population that may not have access to our store locations or who prefer to shop online. Our Internet business represented approximately 2.3% of The Children’s Place sales in fiscal 2005, compared to 1.7% of sales in fiscal 2004. This profitable business continues to grow at a rapid rate and we believe it is an integral part of our customer service and brand awareness strategies.

We anticipate operating an Internet store at www.disneystore.com beginning in April 2007.

Marketing

We strive to enhance our brands’ reputation and image in the marketplace and build recognition and equity by marketing our image, product and value message primarily through our store front windows, direct mail, in-store marketing, magazine advertising and “The Children’s Place” private label credit card. Our direct mail marketing programs are designed to increase sales, promote brand loyalty and create customer excitement. In fiscal 2005, we utilized television advertising at The Children’s Place in support of the back-to-school season. In fiscal 2006, we expect to focus on increasing the frequency and depth of our direct mail campaigns which have effectively driven sales and traffic. We also plan to increase magazine advertising as a means to communicate The Children’s Place brand message to new and existing customers. Our Disney Store business benefits indirectly from Disney’s substantial advertising efforts.

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

Logistics

We currently support both The Children’s Place stores and Disney Stores with a 525,000 square foot distribution center in South Brunswick Township, New Jersey; a 250,000 square foot distribution center in Ontario, California; and a 95,000 square foot distribution center in Ontario, Canada. Our distribution centers utilize automated warehouse systems, which employ radio frequency technology and automated conveyor systems. Our approximately 150,000 square foot fulfillment center in Secaucus, New Jersey is used to support our Internet business. In addition, we operate other leased facilities on a seasonal basis to support warehousing needs. Given our current growth plans, we are in active search for an additional distribution center.

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

We believe we have the principal factors to compete effectively in our markets: high quality merchandise at value prices, compelling merchandise assortments, brand name recognition, good customer service, and easy-to-shop store environments.

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

License Agreement With Disney

In connection with the acquisition of the DSNA Business, two of our subsidiaries entered into a license and conduct of business agreement with an affiliate of Disney (the “License Agreement”) under which our subsidiaries have the right to use certain Disney intellectual property to operate the Disney Store retail chain in exchange for ongoing royalty payments. The agreement allows our subsidiaries to operate retail stores in the United States and Canada using the “Disney Store” name and to contract, manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future. Our subsidiaries will make royalty payments to Disney beginning in November 2006 equal to 5% of net sales from physical Disney Store locations, subject to an additional royalty holiday period with respect to a limited number of stores. Beginning in April 2007, our subsidiaries will operate the www.disneystore.com Internet store, which will feature a select assortment of merchandise offered in the physical Disney Store locations. The initial term of the License Agreement is through January 2020, and if certain financial performance and other conditions are satisfied, it may be extended at our option for up to three additional ten-year terms.

Employees

As of February 25, 2006, we had approximately 21,400 employees, of whom approximately 1,400 are based at our corporate headquarters in Secaucus, New Jersey; our Disney Store office in Glendale, California; our distribution centers; and international offices. We have approximately 3,600 full-time store employees and approximately 16,400 part-time store employees. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

Executive Officers and Directors

The following table lists the current executive officers and directors of the Company:

NAME	AGE	POSITION
Ezra Dabah	52	Chairman of the Board of Directors and Chief Executive Officer
Neal Goldberg	47	President, The Children’s Place
Mario A. Ciampi	45	President, Disney Store North America
Steven Balasiano	43	Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
Richard Flaks	43	Senior Vice President, Planning, Allocation and Information Technology
Amy Hauk	39	Senior Vice President, General Merchandise Manager, Disney Store North America
Kevin Mead	41	Senior Vice President, Director of Stores
Nina L. Miner	56	Senior Vice President, Chief Creative Officer
Hiten Patel	38	Senior Vice President, Chief Financial Officer
Susan Riley	48	Senior Vice President, Finance
Mark L. Rose	40	Senior Vice President, Chief Supply Chain Officer
Chuck Crovitz	53	Director
Malcolm Elvey	64	Director
Robert Fisch	56	Director
Sally Frame Kasaks	61	Director
Stanley Silverstein	81	Director

On March 8, 2006, so that he may pursue other interests, Hiten Patel, Senior Vice President, Chief Financial Officer, announced his resignation effective as of April 15, 2006. Upon his resignation, Susan Riley, Senior Vice President, Finance, who joined the Company on March 13, 2006, will assume the responsibilities of Chief Financial Officer and will report directly to Ezra Dabah, Chairman and Chief Executive Officer.

On April 6, 2006, so that he may pursue other interests, Mario Ciampi, President, Disney Store North America, announced his resignation effective as of April 29, 2006. While the Company has not identified a successor, the Company is actively recruiting to fill the position. In the interim, Ezra Dabah, Chairman and Chief Executive Officer, will assume responsibilities for the Disney Store business.

Internet Access to Reports

The Company makes its corporate governance materials, ethics policy and periodic filings with the Securities and Exchange Commission available on its website, www.childrensplace.com. These documents are free of charge and are available for viewing as soon as reasonably practical.

ITEM 1A.—RISK FACTORS

Investors in the Company should consider the following risk factors as well as the other information contained herein:

Ability to Reposition Disney Store

A significant portion of our future success involves integrating, developing and growing the Disney Store business. The realization of any revenue growth, cost savings or synergies will depend largely upon our ability to:

•       secure additional merchandise cost reductions from vendors and suppliers;

•       remodel and update the current store fleet and successfully operate the stores;

•       source hardlines merchandise at favorable prices; and

•       execute our strategies for Disney Store without adversely impacting the existing The Children’s Place business.

There can be no assurance that we can successfully operate the Disney Stores in accordance with the terms of the License Agreement, including taking the steps necessary to obtain all required consents and approvals thereunder. In addition, there can be no assurance that we can successfully execute any of the actions above or that our strategies for Disney Store will achieve the results necessary to generate profits. If we fail to adequately integrate the Disney Store operation or cannot successfully execute its growth strategy, our results of operations will be adversely impacted.

Ability to Anticipate and Respond to Merchandise Trends

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

Ability to Maintain Profitable Growth

Our future operating results will depend largely upon our ability to manage a larger business profitably and open and operate new stores successfully. We anticipate opening approximately 80 stores during fiscal 2006, which will include approximately 65 The Children’s Place stores and approximately 15 Disney Stores. Our ability to open and operate new stores successfully depends on many factors, including, among others, the availability of suitable store locations, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to successfully integrate new stores into our existing operations, the ability to hire and train store personnel and the ability to recognize and respond to regional and climate-related differences in customer preferences.

We cannot assure you that we will achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. In fiscal 2005, our total store base grew by 6% compared to 53% (reflecting the Disney Store acquisition) during fiscal 2004, and is anticipated to grow by approximately 7% in fiscal 2006. Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings. We may not be able to sustain the new store return on investment we experienced in fiscal 2005 of approximately 81%. Furthermore, we need to continually evaluate the adequacy of our store management and our information and distribution systems to manage our planned expansion. Any failure to successfully and profitably execute our expansion plans could have a material adverse effect on our business.

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

Risks of Using Foreign Manufacturers; Possible Adverse Impact of Unaffiliated Manufacturers’ Failure to Comply with Acceptable Labor Practices

Our business is subject to the risks generally associated with purchasing from foreign countries, particularly China, from where a large percentage of our merchandise is imported. Some of these risks are foreign governmental regulations, political instability, currency and exchange risks, quotas on the amounts and types of merchandise which may be imported into the United States and Canada from other countries, pressures from non-governmental organizations, disruptions or delays in shipments and changes in economic conditions in countries in which our manufacturing sources are located. We cannot predict the effect that such factors will have on our business arrangements with foreign manufacturing sources. If any of these factors rendered the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources ceased doing business with us for any reason, our business could be materially adversely affected. Our business is also subject to the risks associated with changes in U.S. and Canadian legislation and regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. Such changes or other changes or restrictions with regard to China could have a material adverse impact on our business. We cannot predict whether such changes or other charges or restrictions will be imposed upon the importation of our products in the future.

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

Potential Disruptions in Receiving and Distribution

Our merchandise is shipped directly from manufacturers through freight consolidators to our distribution and fulfillment centers. Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities and capacity. Furthermore, it is possible that events beyond our control, such as a military action, strike, natural disaster or other disruption, could result in delays in delivery of merchandise to our stores. Any such event could have a material adverse effect on our business.

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

Changes in Comparable Store Sales Results from Period to Period

Numerous factors affect our comparable store sales results, including, among others, merchandise assortment, retail prices, fashion trends, weather conditions, macro-economic conditions, the retail sales environment and our success in executing our business strategy. During fiscal 2005, we reported a comparable store sales increase of 9%, on top of a 16% comparable store sales increase achieved during fiscal 2004. Our monthly comparable store sales results have fluctuated significantly in the past and we anticipate that our monthly comparable store sales will continue to fluctuate in the future. Moreover, comparable store sales for any particular period may decrease in the future. Further, in February 2006, 260 Disney Stores were added to our comparable store sales base, which may adversely impact our consolidated comparable store sales performance. Disney Stores’ comparable stores sales results may be more volatile than those of The Children’s Place given one time events that occur from year to year such as major theatrical movie releases or DVD releases. The investment community often follows comparable store sales results closely and significant fluctuations in these results may affect the price of our common stock. Any variations in our comparable store sales results could have a material adverse effect on the market price of our common stock.

Effect of Fluctuations in Quarterly Results and Seasonality on Income

As is the case with many retailers, we experience seasonal fluctuations in our net sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. For example, in fiscal 2005, 22%, 19%, 26% and 32% of our consolidated net sales occurred in the first, second, third and fourth quarters, respectively. In fiscal 2005, we experienced a second quarter loss and expect to experience a second quarter loss in fiscal 2006. It is possible that we will continue to experience second quarter losses in future periods. It is also possible that we could experience losses in other quarters. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales at The Children’s Place and upon Halloween sales at Disney Store. Our fourth quarter results are heavily dependent upon sales during the holiday season. Weak sales during any of these periods could have a material adverse effect on our business.

Our quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including overall macro-economic conditions, the timing of new store openings and related pre-opening and other start-up costs, net sales contributed by new stores, increases or decreases in comparable store sales, weather conditions, shifts in the timing of certain holidays, changes in our merchandise mix and pricing strategy. Moreover, a significant portion of Disney Store net sales are generated during the third and fourth quarters of the fiscal year, which may make our consolidated seasonality more heavily weighted to those quarters. Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. In addition, because our expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in our net income.

Dependence on The Walt Disney Company Character Franchise and Brand

The Disney Store business is driven largely by customers’ interests in apparel, toys and other products featuring Disney characters. New characters featured prominently in movies and home videos and national marketing campaigns heighten consumers’ interests and in-store traffic. While traditional licensed properties such as Mickey & Friends, the Pooh Family and Disney Princess may sustain store sales throughout the year, new characters enthuse young children and lead to increased customer traffic. Our ability to grow the Disney Store business is thus dependent on Disney’s ability to continue to create new and likable characters.

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

Segregation of Liquidity

The terms of the License Agreement and/or our credit facilities, among other things, restrict the commingling of funds between The Children’s Place and the Disney Store business, and borrowings and certain distributions from the Disney Store business to The Children’s Place. Therefore, we have maintained segregation of all cash receipts and disbursements, investments, and credit facility borrowings and letter of credit activity. This segregation could lead to a liquidity need in one business while there is adequate liquidity in the other business. There is no guarantee that if such a liquidity need were to arise, we would have the ability to make the appropriate inter-company distributions. In addition, there can be no guarantee that external funds would be available in a timely manner, at an appropriate cost or in a manner that would meet the requirements of the parties to the License Agreements or our credit facilities. If required funds could not be provided to either of our businesses, through internal or external sources, our financial position and results of operations could be materially adversely impacted.

Foreign Currency Fluctuations

While our business is primarily conducted in U.S. dollars, we do operate in certain foreign currencies. However, because we purchase substantially all of our products overseas, the cost of these products may be affected by changes in the values of the relevant currencies. To date, we have not significantly hedged against foreign currency fluctuations; however we may pursue hedging alternatives in the future. Since our expansion into Canada in fiscal 2002, our exposure to the risk of foreign currency fluctuations has increased. Foreign currency fluctuations could have a material adverse effect on our business and results of operations.

Dependence on Unaffiliated Manufacturers and Independent Agents

We do not own or operate any manufacturing facilities, and therefore, are dependent upon independent third parties for the manufacture of all of our products. Our products are currently manufactured to our specifications, pursuant to purchase orders, by more than 250 independent manufacturers located primarily in Asia. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. In addition, we have no formal written agreement with the Hong Kong-based trading company through which we purchased approximately 11% of our products in fiscal 2005. We also purchased approximately 13% of our products in fiscal 2005 from a single agent in Taiwan, which has an exclusive arrangement with us, but is not obligated to sell exclusively to us. Although we believe that we have established close relationships with our trading company, independent agents and principal manufacturers, the inability to maintain such relationships or to find additional sources to support future growth could have a material adverse effect on our business.

Material Breach of Disney License Agreement

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

Threat of Terrorism or Military Actions

We are dependent upon the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic in the malls where our stores are located. Any terrorist act that decreases the level of mall traffic or other shopping traffic could have a material adverse effect on our business. In addition, military actions could negatively impact mall traffic, which would have a material adverse effect on our business.

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

Dependence on Key Personnel

The leadership and expertise of Ezra Dabah, Chairman and Chief Executive Officer, has been instrumental in our success. The loss of the services of Mr. Dabah could have a material adverse effect on our business. We have entered into an employment agreement with Mr. Dabah, but we cannot assure you that we will be able to retain his services. In addition, other members of management have substantial experience and expertise in our business and have made significant contributions to its growth and success. Most of these members of management do not have employment agreements with us. The loss of services of one or more of these individuals, or the inability to attract additional qualified managers or other personnel, could have a material adverse effect on our business. We are not protected by any key-man or similar life insurance for any of our executive officers.

Control by Certain Stockholders

Ezra Dabah, Chairman and Chief Executive Officer, and certain members of his family beneficially own a significant percentage of our outstanding common stock. As a result, Mr. Dabah has, and will continue to have, significant influence on the election of our directors and on determining the outcome of any matter submitted to a vote of our stockholders for approval.

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

Legislative Actions and New Accounting Pronouncements

In order to comply with the Sarbanes-Oxley Act of 2002 and any subsequent guidance that may come from the Public Company Accounting Oversight Board, future changes in listing standards by Nasdaq, or future accounting guidance or disclosure requirements by the Securities and Exchange Commission, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which could cause our general and administrative expenses to increase. Effective in the first quarter of fiscal 2006, we will be required to recognize compensation expense for stock-based compensation, which will negatively impact future operating results. Proposed changes in the accounting rules, including legislative and other proposals could increase the expenses we report under generally accepted accounting principles in the United States and affect our operating results.

Anti-Takeover Provisions of Applicable Delaware Law and Our Certificate of Incorporation and Bylaws

Certain provisions of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and Amended and Restated By-laws (the “By-laws”) may have anti-takeover effects and discourage, delay or prevent a takeover attempt that a stockholder might consider in the stockholder’s best interest. These provisions, among other things:

•       classify our Board of Directors into three classes, each of which will serve for different three year periods;

•       provide that only the Chairman of the Board of Directors may call special meetings of the stockholders;

•       provide that a director may be removed by stockholders only for cause by a vote of the holders of more than two-thirds of the shares entitled to vote;

•       provide that all vacancies on our Board of Directors, including any vacancies resulting from an increase in the number of directors, may be filled by a majority of the remaining directors, even if the number is less than a quorum;

•       establish certain advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings; and

•       require a vote of the holders of more than two-thirds of the shares entitled to vote in order to amend the foregoing provisions and certain other provisions of the Certificate of Incorporation and By-laws.

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

ITEM 1B.—UNRESOLVED STAFF COMMENTS

None.

ITEM 2.—PROPERTIES

We currently support both The Children’s Place stores and Disney Stores with a 525,000 square foot distribution center in South Brunswick Township, New Jersey; a 250,000 square foot distribution center in Ontario, California; and a 95,000 square foot distribution center in Ontario, Canada. Our distribution centers utilize automated warehouse systems, which employ radio frequency technology and automated conveyor systems. Our approximately 150,000 square foot fulfillment center in Secaucus, New Jersey is used to support our Internet business. In addition, we operate other leased facilities on a seasonal basis to support warehousing needs as well as our headquarters, in Secaucus, New Jersey and Glendale, California. We also have offices in Hong Kong, Shanghai and New Delhi to capitalize on new and existing sourcing opportunities and monitor product quality. Given our current growth plans, we are in active search for an additional distribution center and corporate office facility.

We lease all of our existing store locations, with the store lease terms expiring through 2023. The average unexpired store lease term for The Children’s Place and Disney Store is 5.5 and 4.4 years, respectively. The leases for most of our existing stores are for initial terms of 10 years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. Leases for future stores will likely include similar contingent rent provisions.

ITEM 3.—LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the normal course of our business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on our business.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq National Market under the symbol “PLCE.”  The following table sets forth the range of high and low sales prices on the Nasdaq National Market of our common stock for the fiscal periods indicated.

	High	Low
2005
First Quarter	$49.15	$36.60
Second Quarter	52.94	37.14
Third Quarter	49.46	33.22
Fourth Quarter	54.64	41.16
2004
First Quarter	$32.85	$25.59
Second Quarter	27.12	17.63
Third Quarter	31.10	16.77
Fourth Quarter	38.95	29.90

On February 25, 2006, the last reported sale price of our common stock was $44.26 per share, the number of holders of record of our common stock was approximately 110 and the number of beneficial holders of our common stock was approximately 17,000.

We have never paid dividends on our common stock or purchased any of our common stock. Our Board of Directors presently intends to retain any future earnings to finance our operations and the expansion of the Company. Our credit facilities and/or License Agreement prohibit any payment of dividends and limit the amount of purchases of our common stock. Any determination in the future to pay dividends or purchase any of our common stock will depend upon our earnings, financial condition, cash requirements, future prospects, covenants in our credit facilities and any future debt instruments and such other factors as the Board of Directors deems appropriate at the time.

ITEM 6.—SELECTED FINANCIAL DATA

The following table sets forth certain historical financial and operating data for The Children’s Place Retail Stores, Inc. and subsidiaries. The selected historical financial data is qualified by reference to, and should be read in conjunction with, Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto included elsewhere in this report.

	Fiscal Year Ended (1)
Statement of Operations Data	January 28,	January 29,	January 31,	February 1,	February 2,
(in thousands, except per share data):	2006	2005(2)(3)	2004(3)	2003(3)	2002(3)
Net sales	$1,668,736	$1,157,548	$797,938	$671,409	$656,956
Cost of sales	1,007,496	705,681	476,961	415,623	372,210
Gross profit	661,240	451,867	320,977	255,786	284,746
Selling, general and administrative expenses	505,440	333,554	238,190	201,058	181,062
Asset impairment charges(4)	244	164	448	4,539	0
Depreciation and amortization	52,886	49,049	46,251	41,012	31,335
Operating income	102,670	69,100	36,088	9,177	72,349
Interest (income) expense, net	(563)	22	(255)	(547)	252
Income before income taxes and extraordinary gain	103,233	69,078	36,343	9,724	72,097
Provision for income taxes	39,323	26,595	13,642	4,089	27,761
Income before extraordinary gain	63,910	42,483	22,701	5,635	44,336
Extraordinary gain, net of taxes(5)	1,665	273	—	—	—
Net income	$65,575	$42,756	$22,701	$5,635	$44,336
Diluted net income per common share before extraordinary gain	$2.21	$1.54	$0.84	$0.21	$1.64
Extraordinary gain, net of taxes(5)	0.06	0.01	—	—	—
Diluted net income per common share	$2.27	$1.55	$0.84	$0.21	$1.64
Diluted weighted average common shares and common share equivalents outstanding	28,877	27,633	27,099	26,978	26,964
Selected Operating Data:
Number of stores open at end of period	1,119	1,056	691	643	520
Comparable store sales increase (decrease)(2)(6)	9%	16%	4%	(16)%	(8)%
Average net sales per store (in thousands)(2)(7)	$1,501	$1,344	$1,159	$1,137	$1,389
Average square footage per store(8)	4,562	4,591	4,472	4,398	4,307
Average net sales per gross square foot(2)(9)	$329	$300	$262	$263	$334
Balance Sheet Data (in thousands):
Working capital	$233,930	$177,210	$114,274	$79,913	$77,364
Total assets	757,320	616,162	415,506	361,550	325,930
Long-term debt	0	0	0	0	0
Stockholders’ equity	392,866	300,907	245,854	218,113	209,392

(1)           All references to our fiscal years refer to the 52- or 53-week year ended on the Saturday nearest to January 31 of the following year. For example, references to fiscal 2005 mean the fiscal year ended January 28, 2006.

(2)           The statement of operations data for fiscal 2004 includes ten weeks of operations for the Disney Stores from their acquisition date of November 21, 2004. The Disney Stores were not included in average net sales per store and average net sales per gross foot during fiscal 2004 since we did not own them for the full fiscal period. The Disney Stores were also not included in comparable store sales in fiscal 2004 and fiscal 2005.

(3)           In fiscal 2005, we retrospectively applied the new accounting principle regarding expensing occupancy costs incurred during the construction period. (See Note 4—Retrospective Application of Construction Period Occupancy Costs in the accompanying consolidated financial statements.)

(4)           Asset impairment charges represent the write down of fixed assets in under performing stores to fair value. We impaired assets in one store in fiscal 2005, one store in fiscal 2004, one store in fiscal 2003 and 19 stores in fiscal 2002.

(5)           The extraordinary gain represents the fair value of net assets acquired in excess of the purchase price paid for the DSNA Business, after all long-lived assets were written off.

(6)           We define comparable store sales as net sales from stores that have been open for at least 14 full months and that have not been substantially remodeled during that time.

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

ITEM 7.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The accompanying consolidated financial statements have been adjusted as described in Note 4—Retrospective Application of Construction Period Occupancy Costs and the following discussion has been revised to reflect the effects of the retrospective application.

Overview

The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company” or “we”) is a specialty retailer of merchandise for children from newborn to ten years of age. We design, contract to manufacture and sell high-quality, value priced apparel and accessories and other children’s-oriented merchandise under two brands and store concepts—“The Children’s Place” and “Disney Store.” As of February 25, 2006, we operated 802 The Children’s Place stores in the United States, Canada and Puerto Rico and 316 Disney Stores in the United States and Canada. In addition, we currently operate an Internet store at www.childrensplace.com.

During fiscal 2005, as a result of the execution of our strategic initiatives, we achieved strong financial results. Net sales in fiscal 2005 increased $511.2 million, or 44%, to $1.669 billion, compared to net sales of $1.158 billion reported in fiscal 2004. During fiscal 2005, net sales from our The Children’s Place business increased $176.9 million, an 18% increase over fiscal 2004. In addition, net sales from our Disney Store business increased $334.3 milion, a 205% increase over fiscal 2004, reflecting a full year of operations in fiscal 2005 versus 10 weeks of operations in fiscal 2004.

During fiscal 2005, The Children’s Place brand’s comparable store sales increased 9% compared to a 16% increase in fiscal 2004. Correspondingly, we believe our market share in children’s apparel according to NPD increased to 4.2% in fiscal 2005 from 3.7% in fiscal 2004.

Net income in fiscal 2005 was $65.6 million, or $2.27 per diluted share, compared to net income of $42.8 million, or $1.55 per diluted share in fiscal 2004.

During fiscal 2005, our strategy was to build on our progress at The Children’s Place stores by continuing to focus on increasing store productivity and elevating our brand awareness. We opened 55 The Children’s Place stores in fiscal 2005, and closed three.

The Disney Store business’ focus in fiscal 2005 was on improving gross margin through reduced product sourcing costs and better markdown control, while providing our guest with improved merchandise quality at lower retail prices. Due to the long lead time of our merchandise purchases, we began to impact our gross margin in the back-to-school season. During fiscal 2005, we opened 18 Disney Stores, remodeled 32 Disney Stores, and closed seven.

As of January 28, 2006, consolidated merchandise inventories at cost increased by $52.7 million, or approximately 33% (26% on a per square foot basis) versus January 29, 2005. For The Children’s Place, inventory at cost increased 15% on a per square foot basis due primarily to the earlier flow of our spring inventory. Disney Store inventory at cost was up approximately 57% on a per square foot basis, reflecting our depressed levels of inventory at the end of fiscal 2004, our planned unit increase in support of our value pricing strategy and earlier future season flows.

We expect The Children’s Place business to end the first quarter of fiscal 2006 with inventory per square foot up approximately 30% versus a 9% decline last year, which reflects earlier summer and back-to-school flows; increased investment in summer merchandise; and increased levels of basic denim as we cycle out of our existing program and prepare for a new denim assortment. At Disney Store, we expect to end the first quarter with inventory per square foot up in the low 20 percent range, reflecting our increased investment in apparel merchandise and to support our value pricing strategy.

During the nine-week period ended April 1, 2006, we reported total sales of $287.3 million, a 10% increase compared to sales of $261.5 million during the nine-week period ended April 2, 2005. Sales for the nine-week period included $217.9 million from The Children’s Place and $69.4 million from Disney Store. Our consolidated comparable store sales increased by 4% during the nine weeks ended April 1, 2006. The Children’s Place business recorded a comparable store sales increase of 3%, compared to a 15% increase in the corresponding nine-week period last year. For the nine-week period ended April 1, 2006, our Disney Store business recorded a comparable store sales increase of 6%. In February 2006, the Disney Stores entered our comparable store sales base, therefore, a prior year comparable store sales figure is not available. We define comparable store sales as net sales from stores that have been open at least 14 months and have not been substantially remodeled during that time. Disney Stores’ comparable stores sales results may be more volatile than those of The Children’s Place given one time events that occur from year to year such as major theatrical movie releases or DVD releases.

Retrospective Application of Construction Period Occupancy Costs

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP)” FAS No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS No. 13-1”). The FASB concluded that rental costs incurred during and after the construction period are for the right to control the use of a leased asset and must be recognized as rental expense. These costs were previously capitalizable if a company had a policy to do so. Our policy had been to capitalize occupancy costs incurred during construction and amortize these costs over the life of the lease.

Since we would have been required to expense construction period occupancy costs at the beginning of fiscal 2006, we have retrospectively applied FSP FAS No. 13-1 to consistently charge occupancy costs incurred during construction as a period expense. The net effect of this application increases pre-opening expense, which is included in our selling, general and administrative expenses, in the period we take possession of a new store, distribution center or office facility. Since these costs are no longer capitalized, the retrospective application eliminated the related depreciation expense over the lease term.

In fiscal 2004 and fiscal 2003, selling, general and administrative expenses increased by $3.6 million and $2.8 million, respectively. Depreciation expense decreased by $2.8 million in fiscal 2004 and $2.4 million in fiscal 2003. Net income for fiscal 2004 and fiscal 2003 is now $42.8 million, or diluted net income per share of $1.55, and $22.7 million, or diluted net income per share of $0.84, respectively. In addition to the changes in net income, adjusted net property and equipment, total assets and total stockholders’ equity as of January 29, 2005 were $204.4 million, $616.2 million and $300.9 million, respectively.

While the retrospective application did not change our total cash position, cash flow from operations decreased in the period that occupancy costs were incurred during construction, partially offset by lower depreciation expense. In addition, cash flows used in investing activities were lower as a result of no longer capitalizing occupancy costs during construction. For fiscal 2004 and fiscal 2003, cash flows provided by operating activities decreased by approximately $3.7 million and $2.8 million, respectively. Cash flows used in investing activities decreased approximately $3.7 million and $2.8 million in fiscal 2004 and fiscal 2003, respectively.

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

Revenue Recognition—Sales are recognized upon purchase by customers at our retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns. Actual sales return rates have historically been within our expectations and the allowance established. However, in the event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected. Our net sales include the 7% commission we receive from a subsidiary of The Walt Disney Company on the sale of Walt Disney World® Resort and Disneyland® Resort tickets.

Our policy with respect to gift cards is to record revenue as gift cards are redeemed for merchandise. Prior to their redemption, unredeemed gift cards for The Children’s Place business are recorded as a liability, included within accrued expenses and other current liabilities. During fiscal 2005, we recognized $1.3 million as income from gift cards that are not expected to be redeemed based upon an extended period of dormancy. For the Disney Store, we act as an agent on behalf of a subsidiary of The Walt Disney Company for gift cards sold to customers. Therefore, we do not record a customer gift card liability for the Disney Store. However, we recognize a trade payable to Disney for the net purchase of Disney gift cards.

We offer a private label credit card to our The Children’s Place customers that provides a discount on future purchases once a minimum annual purchase threshold has been exceeded. We estimate the future discounts to be provided based on prior year history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. We defer a proportionate amount of revenue from customers based on an estimated value of future discounts. We recognize such deferred revenue as future discounts are taken on sales above the minimum. This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege. All deferred revenue is recognized by the end of the fiscal year. Our private label customers must earn the discount privilege on an annual basis and this privilege expires at our fiscal year end.

Inventory Valuation—Merchandise inventories are stated at the lower of average cost or market, using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio by merchandise department to the retail value of inventories. At any one time, inventories include items that have been marked down to our best estimate of their fair market value and an estimate of our inventory shrinkage.

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

We adjust our inventory balance based on an annual physical inventory and we estimate our shrinkage rate based on the historical results of our physical inventories in consideration of current year facts and circumstances. To the extent our shrinkage estimate is not adequate, we would be required to reduce our gross profits and operating results.

Accounting for Royalties—In exchange for the right to use certain Disney intellectual property, we are required to pay a Disney subsidiary royalty payments pursuant to a License and Conduct of Business Agreement (the “License Agreement”). Minimum royalty commitments are recorded on a straight-line basis over the life of the initial 15 year term of the License Agreement. During each period, amounts due in excess of the minimum royalty commitment are recorded as an expense if we expect to surpass the minimum royalty commitment on an annual basis, even if the contingency threshold has not been surpassed in that particular period.

We were granted a royalty holiday for all stores until November 2006. In addition, depending on the specific store location, certain stores have an extension of the royalty holiday for up to eight years from the date of the License Agreement. The actual value of the royalty holiday is not determinable until the completion of the royalty holiday period, and may differ materially from our current estimate. Estimates for the royalty holiday are adjusted on a periodic basis, and the cumulative adjustment is recorded in such period. The amortization of the estimated value of the royalty holiday is recognized on a straight-line basis as a reduction of royalty expense over the term of the License Agreement. Royalty expense, and the associated amortization of the royalty holiday, is recorded in selling, general and administrative expenses.

The royalty percentage does not increase over the term of the License Agreement. We expect to pay a 9% royalty on Internet sales, and in some instances, 10%. In fiscal 2006, we expect net royalty expense to approximate 4.3% of Disney Store net sales.

Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure and purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as director’s and officer’s liability, vehicle liability and employee medical benefits. We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. While we believe that our risk assessments are appropriate, to the extent that future occurrences and claims differ from our historical experience, additional charges for insurance may be recorded in future periods.

Accounting for Acquisitions—The acquisition of the DSNA Business was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). As such, we analyzed the fair value of identified tangible and intangible assets acquired and liabilities assumed, and determined the excess of fair value of net assets acquired over cost. This excess was recorded as an extraordinary gain in fiscal 2005 and fiscal 2004.

Stock Options—Historically, we have not recorded compensation expense for stock-based compensation since we grant stock options at prices that equal or exceed the fair market value of our common stock at the date of the grant. Beginning in the first quarter of fiscal 2006, we will be required to recognize compensation expense in an amount equal to the fair value of the stock-based compensation granted to employees, recognized ratably over the vesting period. In fiscal 2005, to minimize the impact of past option grants on future operating results, we accelerated the vesting of approximately 2.1 million stock options and recorded a share-based compensation charge of $2.1 million, which represented our estimate of intrinsic value that would have been forfeited had we not accelerated option vesting. Reflecting prior option grants and expected fiscal 2006 equity grants, in fiscal 2006, we anticipate that shared-based compensation expense will approximate $13 million, assuming 100% achievement of certain performance-based equity awards.

Impairment of Assets—We periodically evaluate each store’s performance and measure the carrying value of each location’s fixed assets, principally leasehold improvements and fixtures, versus its projected cash flows. An impairment loss is recorded if the projected future cash flows are insufficient to recapture the net book value of their assets. To the extent our estimates of future cash flows are incorrect, additional impairment charges may be recorded in future periods.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.4	61.0	59.8
Gross profit	39.6	39.0	40.2
Selling, general and administrative expenses	30.3	28.8	29.9
Depreciation and amortization	3.1	4.2	5.8
Income before income taxes and extraordinary gain	6.2	6.0	4.5
Provision for income taxes	2.4	2.3	1.7
Income before extraordinary gain	3.8	3.7	2.8
Extraordinary gain, net of taxes	0.1	0.0	—
Net income	3.9%	3.7%	2.8%
Number of stores, end of period	1,119	1,056	691

Year Ended January 28, 2006 Compared to Year Ended January 29, 2005

Net sales increased $511.2 million, or 44%, to $1.669 billion during fiscal 2005 from $1.158 billion during fiscal 2004. Sales for fiscal 2005 were comprised of $1.171 billion from The Children’s Place business, an 18% increase over the $994.1 million reported in fiscal 2004 and $497.7 million in sales from the Disney Store business, a 205% increase over the $163.4 million reported in fiscal 2004. Disney Store results in fiscal 2005 reflect a full year of operation versus 10 weeks of operations in fiscal 2004. Our fiscal 2005 net sales increase resulted from $429.7 million in net sales from new stores and other stores that did not qualify as comparable stores and $81.5 million in net sales from comparable stores. We define comparable store sales as net sales from stores that have been open at least 14 full months and that have not been substantially remodeled during that time. Comparable store sales increased 9% as compared to a 16% comparable store sales increase in fiscal 2004. During fiscal 2005, our comparable store sales increase was the result of a 6% increase in our average dollar transaction size and a 3% increase in the number of comparable store sales transactions. Due to the acquisition of the DSNA Business in fiscal 2004, the Disney Store business did not have any comparable stores in fiscal 2005. 260 Disney Stores entered our comparable store base in February 2006.

During fiscal 2005, we achieved comparable store sales increases across all geographical regions, departments, and store types in The Children’s Place business. Our West, Southwest, Southeast, and Canadian regions reported the strongest comparable store sales increases. By department, our comparable store sales increases were in line with the chain average, except for our newborn department, which reported a low single-digit comparable store sales increase.

During fiscal 2005, we opened 55 The Children’s Place stores, 41 in the United States, 10 in Canada and four in Puerto Rico. We also opened 18 Disney Stores, 16 in the United States and two in Canada. We closed three The Children’s Place stores and seven Disney Stores in fiscal 2005.

Consolidated gross profit increased by $209.3 million to $661.2 million during fiscal 2005 from $451.9 million during fiscal 2004. As a percentage of net sales, gross profit increased to 39.6% during fiscal 2005 from 39.0% during fiscal 2004. This increase in gross profit, as a percentage of net sales, was comprised primarily of a higher merchandise margin of 1.2% of net sales and the impact of the sell through of acquired Disney Store inventory, which was favorable to fiscal 2004 by 0.3% of net sales, partially offset by higher distribution and occupancy costs of 0.9% of net sales due to costs associated with our new distribution center facility. During fiscal 2005, the sell through of acquired Disney Store inventory unfavorably impacted gross margin by $1.2 million, or 0.1% of net sales, as compared to an unfavorable impact of $5.0 million, or 0.4% of net sales during fiscal 2004. In accounting for the acquisition of the DSNA Business, we were required to write-up acquired inventory to its fair value from the value determined under the retail inventory method. For The Children’s Place business, our gross margin was higher in fiscal 2005 than in fiscal 2004 due to a higher initial markup, lower markdowns and the leveraging of occupancy expenses, partially offset by higher distribution costs. While Disney Store continues to have a lower gross margin structure than The Children’s Place business, it has benefited from improved markdown performance and the implementation of our low-cost sourcing strategies.

Selling, general and administrative expenses increased $172.0 million to $505.7 million during fiscal 2005 from $333.7 million during 2004. As a percentage of net sales, selling, general and administrative expenses increased 1.5% to 30.3% of net sales during fiscal 2005 from 28.8% of net sales during fiscal 2004. This increase, as a percentage of net sales, was due primarily to Disney Store expenses that we did not have last year such as royalty expense, which was $12.9 million higher than last year, and remodel expenses. In addition, higher repair, maintenance and utility expense, and higher payroll expense, partially offset by favorable medical costs, contributed to the increase as a percentage of sales. In fiscal 2005, Disney royalty and remodel expenses represented approximately 0.8% of net sales. During fiscal 2005, we remodeled 32 Disney Stores. During fiscal 2005, repair, maintenance and utility expenses were approximately 0.6% higher as a percentage of net sales due to our continued focus on enhancing the store environment, and increased utility costs. During fiscal 2005, store and administrative payroll was approximately 0.4% higher as a percentage of net sales, and medical costs were approximately 0.3% lower as compared to fiscal 2004.

Depreciation and amortization amounted to $52.9 million or 3.1% of net sales, during fiscal 2005, as compared to $49.0 million, or 4.2% of net sales, during fiscal 2004. Excluding the $1.7 million of depreciation expense associated with the Disney Store business, depreciation and amortization as a percentage of The Children’s Place brand sales approximated 4.4% in fiscal 2005, which reflects higher fiscal 2005 infrastructure capital expenditures such as our new distribution center and enterprise software platforms. Fiscal 2005 depreciation and amortization expense for the Disney Store business represents the expense for assets put in service during the year as we remodeled and opened new stores. No depreciation expense was recorded on acquired property and equipment since the fair value of net assets acquired exceeded the amounts paid for the DSNA Business.

Our income tax provision was $39.3 million during fiscal 2005 as compared to $26.6 million during fiscal 2004 due to our increased profitability. Our effective tax rate was 38.1% during fiscal 2005 versus 38.5% in fiscal 2004. The improvement in the effective tax rate reflects tax efficiencies that were identified in the course of our global operations review, partially offset by the $1.9 million expense associated with our approximately $45 million repatriation under the American Jobs Creation Act.

During fiscal 2005, we recorded a $1.7 million extraordinary gain, net of taxes. This extraordinary gain represented the incremental gain required to be recognized upon the finalization of purchase accounting for the DSNA Business. The extraordinary gain arose because the fair value of net assets acquired was in excess of the amounts paid to acquire the DSNA Business.

Due to factors discussed above, net income for fiscal 2005 increased $22.8 million to $65.6 million from $42.8 million in fiscal 2004.

Year Ended January 29, 2005 Compared to Year Ended January 31, 2004

Net sales increased by $359.6 million, or 45%, to $1.158 billion during fiscal 2004 from $797.9 million during fiscal 2003. Net sales include $163.4 million from the ten weeks we operated the Disney Stores since their acquisition on November 21, 2004. Net sales from our The Children’s Place business increased $196.2 million, or 25% during fiscal 2004. Comparable store sales increased 16% and contributed $116.8 million of our net sales increase during fiscal 2004. During fiscal 2004, our comparable store sales increase was the result of a 13% increase in the number of comparable store sales transactions and a 2% increase in our average dollar transaction size. Comparable store sales increased 4% during fiscal 2003. Net sales for our new stores as well as other stores that did not qualify as comparable stores increased our net sales by $79.4 million.

During fiscal 2004, we opened 62 The Children’s Place stores, 43 in the United States, 13 in Canada and six in Puerto Rico. In addition, we closed three The Children’s Place stores and seven Disney Stores in fiscal 2004.

During fiscal 2004, we achieved double-digit comparable store sales increases across all geographical regions, departments and store types in The Children’s Place business. Our West and Southwest regions reported the strongest comparable store sales increases. By department, our accessories and boys departments achieved the highest comparable store sales increases.

Gross profit increased $130.9 million to $451.9 million during fiscal 2004 from $321.0 million during fiscal 2003. As a percentage of net sales, gross profit decreased to 39.0% during fiscal 2004 from 40.2% during fiscal 2003. The decrease in gross profit, as a percentage of net sales, was principally due to lower merchandise margins and the impact of the fair value write-up of Disney Store inventory, partially offset by the leveraging of occupancy costs over a larger sales base. For The Children’s Place business, as a percentage of net sales, our merchandise margins were 2.0% lower than last year due to a lower initial markup partially offset by lower markdowns. Our Disney Store business merchandise margins are lower than The Children’s Place business; this unfavorably impacted gross margin by 1.4%, as a percentage of net sales. Overall, the Disney Store business has a lower initial markup than The Children’s Place business. As mentioned above, gross profit during fiscal 2004 was unfavorably impacted by a $5.0 million charge, or 0.4% of net sales, for the write-up of the acquired Disney Store inventory sold during the ten weeks ended January 29, 2005 to its fair value from the value determined under the retail inventory method. Approximately $1.2 million in fair value inventory write-up remained on our balance sheet as of January 29, 2005, which was charged to cost of sales during the first quarter of fiscal 2005. The remaining unfavorable gross margin variance, as a percentage of net sales, resulted primarily from higher distribution and buying expenses. During fiscal 2004, occupancy costs, as a percentage of net sales, decreased 3.0% as a result of our comparable store sales increase and larger sales base.

Selling, general and administrative expenses increased $95.1 million to $333.7 million during fiscal 2004 from $238.6 million during fiscal 2003. Selling, general and administrative expenses were 28.8% of net sales during fiscal 2004 as compared to 29.9% of net sales during fiscal 2003. As a percentage of net sales, selling, general and administrative expenses decreased due to lower store payroll and the leveraging of store expense, partially offset by Disney Store royalty expense and transition services associated with the acquisition of the Disney Stores. Due to our strong comparable store sales performance during fiscal 2004, our store payroll expenses were 1.4% lower, as a percentage of net sales, than fiscal 2003. Disney Store royalty expense and transition costs represented approximately 1.0% of net sales during fiscal 2004. The remainder of our favorable selling, general and administrative expenses, as a percentage of net sales, resulted primarily from the leveraging of store expenses.

Depreciation and amortization amounted to $49.0 million, or 4.2% of net sales, during fiscal 2004, as compared to $46.3 million, or 5.8% of net sales, during fiscal 2003. The decrease in depreciation and amortization, as a percentage of net sales, is the result of the leveraging of the expense over a larger sales base and the absence of depreciation and amortization for the DSNA Business. Excluding Disney Store sales, fiscal 2004 depreciation and amortization as a percentage of sales approximates 4.9% versus 5.8% of sales in fiscal 2003. This improvement in percentage of net sales relates primarily to the 16% same store sales improvement. Consistent with US GAAP, since the fair value of net assets acquired exceeded the amounts paid to acquire the DSNA Business, we recorded no basis in the property and equipment we acquired with the DSNA Business, and therefore no depreciation expense was recorded.

Our provision for income taxes for fiscal 2004 was $26.6 million, as compared to a $13.6 million provision in fiscal 2003. The increase in our tax provision was primarily due to our increased profitability in fiscal 2004, as well as an increase in our effective tax rate. Our effective tax rate was 38.5% in fiscal 2004 compared to 37.5% in fiscal 2003. Our effective tax rate in fiscal 2003 was favorably impacted by the reversal of a $1.6 million valuation allowance on a prior year loss incurred by our Canadian subsidiary.

During fiscal 2004, we recorded a $0.3 million extraordinary gain, net of taxes. This extraordinary gain represents the preliminary fair value of net assets acquired in excess of amounts paid to acquire the DSNA Business.

Due to the factors discussed above, net income in fiscal 2004 increased $20.1 million to $42.8 million from $22.7 million in fiscal 2003.

Liquidity and Capital Resources

Debt Service/Liquidity

Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons. Our primary uses of cash are financing new store openings and providing for working capital, which principally represent the purchase of inventory. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities.

We manage liquidity for The Children’s Place and Disney Stores separately, including cash receipts and disbursements, investments, and credit facility borrowings and letter of credit activity. The terms of the License Agreement, the Hoop Loan Agreement (as defined below) and the Amended Loan Agreement (as defined below), among other things, restrict the commingling of funds between The Children’s Place and the Hoop Operating Entities, and borrowings and certain distributions from the Hoop Operating Entities to The Children’s Place. Therefore, we have maintained segregation of all cash receipts and disbursements, investments, and credit facility borrowings and letter of credit activity. This segregation could lead to a liquidity need in one business while there is adequate liquidity in the other business. We believe that cash flow from operations and availability and borrowings under their respective credit facilities will be adequate to fund the growth needs and operations of each division. At this time, we do not foresee a need for The Children’s Place business to provide additional capital to the Disney Store business for that business to meet its growth objectives or operating commitments, nor do we foresee a need for the Disney Store business to make a distribution to its parent, other than normal payment of intercompany operating obligations, in order for The Children’s Place business to meet its growth objectives or operating commitments.

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

In connection with the acquisition of the DSNA Business, some of our subsidiaries and Disney’s subsidiaries entered into a License Agreement under which the Hoop Operating Entities have the right to use certain Disney intellectual property in the DSNA Business in exchange for ongoing royalty payments. The License Agreement limits the ability of the Hoop Operating Entities to make cash dividends or other distributions. The Hoop Operating Entitites’ independent directors must approve payment of any dividends or other distributions, other than payments of:

•       amounts due under terms of the tax sharing and intercompany services agreements;

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

In the normal course of business, the Hoop Operating Entities have reimbursed intercompany services but have not paid any dividends or made other distributions. During the fourth quarter of fiscal 2006, we plan to evaluate the Hoop Operating Entities’ ability to reimburse the Company for all or a portion of the $61.9 million described above. We do not expect the Hoop Operating Entities to pay dividends to the Company during the next 12 months. The Hoop Operating Entities cash on hand and cash generated from operations will be utilized to finance store remodels and provide working capital. The License Agreement also restricts the incurrence of indebtedness in excess of certain permitted amounts.

As of October 30, 2004, we amended and restated our credit facility (the “Amended Loan Agreement”) with Wells Fargo Retail Finance, LLC, (“Wells Fargo”), partly in connection with our acquisition of the DSNA Business. The Amended Loan Agreement provides for borrowings up to $130 million (including a sublimit for letters of credit of $100 million). The term of the facility ends on November 1, 2007 with successive one-year renewal options. The amount that can be borrowed under the Amended Loan Agreement depends on our levels of inventory and accounts receivable relating to The Children’s Place business.

The Amended Loan Agreement is secured by a first priority security interest in substantially all of our assets, other than assets in Canada and assets owned by our subsidiaries that were formed in connection with the acquisition of the DSNA Business.   Amounts outstanding under the Amended Loan Agreement bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined margin. The LIBOR margin is 1.50% to 3.00%, and the unused line fee under the Amended Loan Agreement is 0.38%. The Amended Loan Agreement also contains covenants, which include limitations on our annual capital expenditures, maintenance of certain levels of excess collateral and a prohibition on the payment of dividends.

As of January 28, 2006, there were no borrowings under the Amended Loan Agreement as compared to $37.3 million in borrowings as of January 29, 2005. During fiscal 2005, our maximum borrowings under the Amended Loan Agreement were $58.2 million. Availability under the Amended Loan Agreement as of January 28, 2006 was $74.1 million as compared to availability of $15.3 million as of January 29, 2005. Letters of credit outstanding under the Amended Loan Agreement as of January 28, 2006 were $49.2 million as compared with $42.2 million as of January 29, 2005.  The interest rates charged under the Amended Loan Agreement were 7.25% and 5.25% per annum as of January 28, 2006 and January 29, 2005, respectively.

As of November 21, 2004, the domestic Hoop Operating Entity entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) with certain financial institutions and Wells Fargo, as administrative agent, establishing a senior secured credit facility for the Hoop Operating Entities. The Hoop Loan Agreement provides for borrowings up to $100 million (including a sublimit for letters of credit of $90 million), subject to the amount of eligible inventory and accounts receivable of the domestic Hoop Operating Entity. The term of the facility extends until November 21, 2007.

The Hoop Loan Agreement contains various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and indebtedness. Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of Hoop USA and Hoop Canada as well as a pledge of a portion of the equity interests in Hoop Canada. Borrowings and letters of credit under the Hoop Loan Agreement are used by Hoop USA and its subsidiary Hoop Canada for working capital purposes for the DSNA Business. Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at Hoop Operating Entity’s option, the LIBOR rate plus a pre-determined margin. The prime rate margin is 0.25% and the LIBOR margin is 2.0% or 2.25%, depending on the domestic Hoop Operating Entity’s level of excess availability.

As of January 28, 2006 and as of January 29, 2005, we had no borrowings under the Hoop Loan Agreement. Letters of credit outstanding were $25.8 million and $35.4 million as of January 28, 2006 and January 29, 2005, respectively. Availability under the Hoop Loan Agreement was $16.3 million and $4.4 million as of January 28, 2006 and January 29, 2005, respectively. During fiscal 2005, there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours. The average loan balance under the Hoop Loan Agreement during fiscal 2005 approximated $435,000. The maximum overnight borrowings during fiscal 2005 were $4.8 million. The interest rate charged under the Hoop Loan Agreement was 7.50% and 5.50% per annum as of January 28, 2006 and January 29, 2005, respectively.

During fiscal 2006, we expect to have seasonal borrowings under the Amended Loan Agreement and the Hoop Loan Agreement. We expect to use both credit facilities to support letters of credit throughout fiscal 2006.

We were in compliance with all of the covenants, as amended, under the Amended Loan Agreement and the Hoop Loan Agreement as of January 28, 2006. Noncompliance with these covenants could result in additional fees, affect our ability to borrow or require us to repay the outstanding balance.

Cash Flows/Capital Expenditures

Cash flows provided by operating activities were $115.9 million, $209.2 million, and $77.2 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. In fiscal 2005, cash flow from operations were driven by net income of $65.6 million. Significant non-cash expenses included $52.9 million of depreciation and amortization expense and $20.0 million of net royalty expense. In fiscal 2005, we were in the royalty holiday period for our Disney Stores, and therefore, all of the royalty expense was non-cash. The major operating asset that was used in operating activities was inventories, which accounted for approximately $51.4 million. This increase in inventories primarily reflected the earlier flow of our spring inventory for both businesses, and for Disney Stores, our planned unit increase in support of our value pricing strategy. Offsetting this use of cash flows in operating activities were a $38.7 million increase in taxes payable resulting from our higher taxable income in fiscal 2005 and the timing of estimated tax payments, and a $24.1 million increase in deferred rent liabilites primarily reflecting the growth in landlord incentives received for new stores opened at The Children’s Place. In fiscal 2004, cash flow from operating activities increased primarily as a result of the cash conversion of acquired Disney Store net working capital, which was primarily inventory, and increases in our current liabilities and operating earnings. In fiscal 2003, cash flow from operating activities was driven by the non-cash expenses such as depreciation and amortization expense, and investments in inventory offset by increases in accrued expenses, interest and other current liabilities and deferred rent, which included landlord incentives.

Cash flows used in investing activities were $89.0 million, $142.9 million, and $63.0 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. During fiscal 2005, capital expenditures increased $31.4 million due to our increased number of new stores and remodels; investments made for our new distribution center in South Brunswick, New Jersey; upgrades in our other distribution centers to support the Disney Store acquisition; our new office facility in Pasadena, California; and other information technology infrastructure investments required to operate our significantly larger business. During fiscal 2004, cash flows used in investing activities increased primarily due to the acquisition of the DSNA Business for $107.3 million; capital expenditures related to store openings and remodelings; and investments in our logistics and information technology infrastructure, partially offset by the net sale of $22.3 million of auction rate securities. The number of new store openings and remodelings have a significant impact on our cash flows used in investing activities. In fiscal 2005, fiscal 2004 and fiscal 2003, we opened 73, 62 and 53 stores, respectively while remodeling 38, 13 and 11 stores, respectively. During fiscal 2003, cash flows used in investing activities also included a net $22.3 million investment in auction rate securities.

Cash flows (used in) provided by financing activities were $(21.3) million, $44.3 million, and $1.8 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. During fiscal 2005, cash flows used in financing activities represented the repayment of borrowings under our revolving credit facilities, which reflects repayments of borrowings to fund the acquisition of the DSNA Business, offset by higher exercises of employee stock options and employee stock purchases. During fiscal 2004, cash flows provided by financing activities reflected funds received from borrowings under our revolving credit facilities, partly used to fund the acquisition of the DSNA Business, and funds received from the exercise of employee stock options and employee stock purchases. During fiscal 2003, cash flows provided by financing activities reflected funds received from the exercise of employee stock options and employee stock purchases.

We anticipate that total capital expenditures will approximate $146 million in fiscal 2006. We also anticipate receiving $26 million in lease incentives in fiscal 2006. The capital expenditures will relate primarily to the opening of approximately 65 The Children’s Place stores and approximately 15 Disney Stores, and the remodeling of approximately 20 The Children’s Place stores and 25 Disney Stores. During fiscal 2006, we also plan to expand our administrative office facilities and make improvements to our distribution centers. We believe that cash on hand, cash generated from operations and funds available under our credit facilities will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. Our ability to meet our capital requirements will depend on our ability to generate cash flows from operations. In addition, we may consider additional sources of financing to fund our long-term growth.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations as of January 28, 2006 (in thousands):

	Payments Due By Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	2—3 years	4—5 years	After 5 years
Operating leases	$1,012,595	$162,843	$295,150	$245,027	$309,575
Employment contracts (1)	4,071	4,071	0	0	0
Minimum Disney Store royalty (unaudited)(2)	232,000	0	36,000	36,000	160,000
Long-term debt	0	0	0	0	0
Capital leases	0	0	0	0	0

	Total	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Amounts Committed	1 year or less	2—3 years	4—5 years	After 5 years
Credit facilities	$0	$0	$0	$0	$0
Purchase commitments (3)	208,000	208,000	0	0	0
Merchandise letters of credit	61,173	61,173	0	0	0
Standby letters of credit (4)	13,804	9,550	4,254	0	0

(1)          Includes severance obligations due upon termination. Certain employment contracts also provide for continued medical coverage for a specified period. The cost of these medical benefits was not estimated.

(2)          While royalty payments will commence in November 2006 for certain stores, beginning in fiscal 2007, we are subject to minimum royalties. See Note 8—Commitments and Contingencies for a description of the computation of the minimum royalty. The Company has estimated its fiscal 2007 minimum royalty and used that figure to impute the minimum royalty due over the initial 15-year term of the License Agreement. This estimate does not include future increases or decreases in Disney Store sales and cost of living adjustments since these are unknown contingencies. The actual minimum royalty may differ materially from the amount currently estimated.

(3)          Represents purchase orders for merchandise for re-sale of approximately $202 million and commitments to purchase capital equipment of approximately $6 million.

(4)          Represents letters of credit issued to landlords, banks, insurance companies and Disney subsidiaries. We do not expect a cash outlay for these stand-by letters of credit during 2006.

As of January 28, 2006, under the License Agreement, as amended, we are committed to remodel by January 1, 2009 a minimum of approximately 160 of the 313 stores acquired as of the Closing Date, 32 of which were remodeled in fiscal 2005. This remodel commitment is subject to revision depending upon what actions management takes regarding, among other things, the timing and nature of lease renewals for acquired stores. Due to the varying cost of each remodel and additional changes to the prototype that are being considered by us, we are unable to reasonably quantify the total commitment amount or timing of these remodels.

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

Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales at The Children’s Place and upon Halloween sales at Disney Store. Our fourth quarter results are heavily dependent upon sales during the holiday season. As is the case with many retailers of apparel and related merchandise, we typically experience lower net sales and net income during the first two fiscal quarters, and net sales and net income are lower during the second fiscal quarter than during the first fiscal quarter. We experienced losses in the second quarter of 2005 and the second quarter of 2004 and expect to experience a second quarter loss in fiscal 2006. It is also possible we could experience losses in other quarters. Because of these fluctuations in net sales and net income (loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

The following table sets forth certain statement of operations data and selected operating data for each of our last eight fiscal quarters. The quarterly statement of operations data and selected operating data set forth below, which reflects the retrospective application of construction period occupancy costs, were derived from our unaudited consolidated financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (in thousands, except per share data):

	Fiscal Year Ended January 28, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(1)	Quarter
	(As adjusted)	(As adjusted)	(As adjusted)
Net sales	$369,217	$318,750	$441,051	$539,718
Gross profit	141,530	99,075	185,168	235,466
Operating income (loss)	15,982	(31,313)	42,436	75,565
Net income (loss)	9,798	(18,911)	28,993	45,695
Basic net income (loss) per common share	$0.36	$(0.68)	$1.05	$1.64
Diluted net income (loss) per common share	$0.34	$(0.68)	$1.01	$1.57
Comparable store sales increase	13%	4%	6%	11%
Stores open at end of period	1,059	1,075	1,107	1,119

	Fiscal Year Ended January 29, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(2)
	(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
Net sales	$225,779	$189,165	$280,496	$462,108
Gross profit	94,183	60,739	116,496	180,449
Operating income (loss)	18,643	(16,578)	29,269	37,766
Net income (loss)	11,387	(10,065)	17,553	23,881
Basic net income (loss) per common share	$0.42	$(0.37)	$0.65	$0.88
Diluted net income (loss) per common share	$0.41	$(0.37)	$0.64	$0.85
Comparable store sales increase	16%	10%	18%	17%
Stores open at end of period	700	715	734	1,056

(1)          Third quarter of fiscal 2005 includes an extraordinary gain net of taxes of $1.7 million, or $0.06 per share, resulting from the finalization of the fair value of the DSNA Business acquired versus the amount we paid.

(2)          Fourth quarter of fiscal 2004 included 10 weeks of operations for the Disney Store business, commencing November 21, 2004. Fourth quarter also included an extraordinary gain of $0.3 million, or $0.01 per share, after taxes, resulting from the difference between the fair value of the DSNA Business acquired versus the amount we paid. The store count includes 306 Disney Stores acquired in the fourth quarter.

ITEM 7A.—QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Cash, cash equivalents and investments are normally invested in short-term financial instruments that will be used in operations within a year of the balance sheet date. Because of the short-term nature of these investments, changes in interest rates would not materially affect the fair value of these financial instruments.

The Company’s credit facilities with Wells Fargo provide a source of financing for its working capital requirements. The Company’s credit facilities bear interest at either a floating rate equal to the prime rate or a floating rate equal to the prime rate plus a pre-determined spread. At the Company’s option, it could also borrow at a LIBOR rate plus a pre-determined spread. As of January 28, 2006, the Company had no borrowings under the Amended Loan Agreement or the Hoop Loan Agreement.

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar, are generally considered long-term. The Company does not generally hedge these net investments.  As of January 28, 2006, the Company is not a party to any derivative financial instruments.

As of January 28, 2006, the Company had approximately $56.4 million of its cash balance held in foreign countries, of which approximately $46.5 million was in Canada and approximately $2.2 million in Hong Kong. While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country. The Company believes that the 2005 revaluation of the Chinese Yuan should not have a material impact on its fiscal 2006 financial results as purchase orders are negotiated in U.S. dollars. However, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company’s financial position or results of operations.

In addition to the Company’s Asian operations, the Company has a growing business in Canada. While currency rates with the Canadian dollar have moved in the Company’s favor, there can be no guarantee that this will continue or that the exchange rate will not move against the Company. Foreign currency fluctuations could have a material adverse effect on our business and results of operation.

The Company is sensitive to customers’ spending patterns which are subject to prevailing regional and national economic conditions such as consumer confidence, recession, interest rates, energy prices, taxation, and unemployment to name a few. The Company is, and will continue to be, susceptible to changes in weather conditions, national and regional economic conditions, raw material costs, demographic and population characteristics, hourly wage legislation, consumer preferences and other regional factors.

As is the case with many retailers, the Company experiences seasonal fluctuations in net sales and net income. Net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. First quarter results at The Children’s Place are heavily dependent upon sales leading up to the Easter holiday. Third quarter results are heavily dependent on back-to-school sales at The Children’s Place stores and the Disney Store is heavily dependent on Halloween sales.  Fourth quarter results are heavily dependent upon sales during the holiday season. Weak sales during any of these periods could have a material adverse effect on the Company.

The Company’s quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including:

•       weather conditions,

•       overall  macro-economic conditions,

•       the timing of new store openings and related pre-opening and other start-up costs,

•       net sales contributed by new stores,

•       increases or decreases in comparable stores sales,

•       shifts in the timing of certain holidays, and

•       changes in our merchandise mix or pricing strategy.

Moreover, a significant portion of Disney Store net sales are generated during the third and fourth quarters of the fiscal year, which may, therefore, make the seasonality of the total Company more heavily weighted to those quarters. Any failure to meet the Company’s business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. In addition, because the Company’s expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in net income.

Under the provisions of SFAS 123R, the Company will be required to record compensation costs for its various equity plans for employees and directors. Under the measurement provisions of SFAS 123R, interest rates, the Company’s stock price and the volatility of the Company’s stock price each have a significant impact on the determination of equity value; changes in these factors could have a material adverse impact on the determination of equity compensation costs, and therefore, impact future results of operations. The Company’s risk mitigation for these factors is to limit or cease its equity compensation plans, which the Company does not feel is reasonable given the competition for highly talented and qualified employees.

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 15 of Part IV of this report.

ITEM 9.—CHANGES IN AND DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.—CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 28, 2006.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based on this evaluation, we concluded that the Company’s internal control over financial reporting was effective as of January 28, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 28, 2006 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included immediately following Item 9A(c) to this Annual Report on Form 10-K and incorporated herein by reference to the 2006 Annual Report to Shareholders.

(c)   Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
The Children’s Place Retail Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting (Item 9A(b) above), that The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2006, of the Company and our report dated April 11, 2006 expressed an unqualified opinion and included an explanatory paragraph referring to the Company’s early adoption in 2005 and retrospective application in 2004 and 2003 of FASB Staff Position (FSP) No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, on those financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
April 11, 2006

ITEM 9B.—OTHER INFORMATION

None.

PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the 2006 Proxy Statement to be filed with the Securities and Exchange Commission. See also Item 1.

ITEM 11.—EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Information Regarding the Board of Directors—Compensation of Directors” and “Executive Compensation” in the 2006 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation—Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the 2006 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 14.—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Fees Paid to Accountants for Services Rendered During the Last Fiscal Year” in the 2006 Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this report:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED
JANUARY 28, 2006, JANUARY 29, 2005 AND JANUARY 31, 2004

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
The Children’s Place Retail Stores, Inc.:

We have audited the accompanying consolidated balance sheets of The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Children’s Place Retail Stores, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4, in 2005 the Company early adopted FASB Staff Position (FSP) No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” and retrospectively applied this change to the 2004 and 2003 consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
April 11, 2006

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	January 28,	January 29,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$173,323	$165,196
Accounts receivable	28,971	23,987
Inventories	214,702	161,969
Prepaid expenses and other current assets	36,955	37,223
Deferred income taxes	6,043	3,784
Total current assets	459,994	392,159
Property and equipment:
Leasehold improvements	259,788	218,254
Store fixtures and equipment	186,683	151,738
Capitalized software	34,948	25,018
Construction in progress	20,809	13,002
	502,228	408,012
Less accumulated depreciation and amortization	(253,600)	(203,569)
Property and equipment, net	248,628	204,443
Deferred income taxes	43,492	16,438
Other assets	5,206	3,122
Total assets	$757,320	$616,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$0	$37,268
Accounts payable	82,826	78,106
Taxes payable	49,078	16,135
Accrued expenses and other current liabilities	94,160	83,440
Total current liabilities	226,064	214,949
Deferred rent liabilities	105,560	90,641
Deferred royalty	27,152	7,097
Other long-term liabilities	5,678	2,568
Total liabilities	364,454	315,255
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value	2,796	2,722
Preferred stock, $1.00 par value	0	0
Additional paid-in capital	134,372	111,373
Accumulated other comprehensive income	8,249	4,938
Retained earnings	247,449	181,874
Total stockholders’ equity	392,866	300,907
Total liabilities and stockholders’ equity	$757,320	$616,162

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net sales	$1,668,736	$1,157,548	$797,938
Cost of sales	1,007,496	705,681	476,961
Gross profit	661,240	451,867	320,977
Selling, general and administrative expenses	505,684	333,718	238,638
Depreciation and amortization	52,886	49,049	46,251
Operating income	102,670	69,100	36,088
Interest (income) expense, net	(563)	22	(255)
Income before income taxes and extraordinary gain	103,233	69,078	36,343
Provision for income taxes	39,323	26,595	13,642
Income before extraordinary gain	63,910	42,483	22,701
Extraordinary gain, net of taxes	1,665	273	—
Net income	$65,575	$42,756	$22,701
Basic net income per common share before extraordinary gain	$2.31	$1.58	$0.85
Extraordinary gain, net of taxes	0.06	0.01	—
Basic net income per common share	$2.37	$1.59	$0.85
Basic weighted average common shares outstanding	27,676	26,919	26,646
Diluted net income per common share before extraordinary gain	$2.21	$1.54	$0.84
Extraordinary gain, net of taxes	0.06	0.01	—
Diluted net income per common share	$2.27	$1.55	$0.84
Diluted weighted average common shares and common share equivalents outstanding	28,877	27,633	27,099

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of income.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss)/Income	Equity	Income
BALANCE, February 1, 2003	26,570	$2,657	$98,765	$116,417	$274	$218,113
Exercise of stock options and employee stock purchases	163	16	2,003	—	—	2,019
Tax benefit of stock option exercises	—	—	520	—	—	520
Change in cumulative translation adjustment	—	—	—	—	2,501	2,501	$2,501
Net income	—	—	—	22,701	—	22,701	22,701
Comprehensive income							$25,202
BALANCE, January 31, 2004	26,733	2,673	101,288	139,118	2,775	245,854
Exercise of stock options and employee stock purchases	485	49	7,570	—	—	7,619
Tax benefit of stock option exercises	—	—	2,515	—	—	2,515
Change in cumulative translation adjustment	—	—	—	—	2,163	2,163	$2,163
Net income	—	—	—	42,756	—	42,756	42,756
Comprehensive income							$44,919
BALANCE, January 29, 2005	27,218	2,722	111,373	181,874	4,938	300,907
Exercise of stock options and employee stock purchases	736	74	15,854	—	—	15,928
Tax benefit of stock option exercises	—	—	4,729	—	—	4,729
Compensation expense for stock option acceleration	—	—	2,416	—	—	2,416
Change in cumulative translation adjustment	—	—	—	—	3,311	3,311	$3,311
Net income	—	—	—	65,575	—	65,575	65,575
Comprehensive income							$68,886
BALANCE, January 28, 2006	27,954	$2,796	$134,372	$247,449	$8,249	$392,866

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of changes in stockholders’ equity.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,575	$42,756	$22,701
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	52,886	49,049	46,251
Deferred financing fee amortization	370	108	60
Amortization of lease buyouts	168	158	140
Loss on disposals of property and equipment	625	457	364
Asset impairment charges	244	164	448
Acceleration of stock option vesting	2,416	0	0
Deferred royalty, net	20,046	7,097	0
Extraordinary gain	(2,774)	(444)	0
Deferred taxes	(30,276)	2,256	(6,461)
Deferred rent expense and lease incentives	(9,167)	(7,930)	(6,420)
Changes in operating assets and liabilities:
Accounts receivable	(5,065)	(6,552)	5,430
Inventories	(51,401)	39,504	(19,880)
Prepaid expenses and other current assets	832	(3,689)	1,815
Accounts payable	1,155	30,840	4,095
Accrued expenses, interest and other current liabilities	8,411	33,354	6,053
Taxes payable	38,673	8,917	9,406
Deferred rent liabilities	24,086	14,746	11,807
Other liabilities	(908)	(1,552)	1,438
Total adjustments	50,321	166,483	54,546
Net cash provided by operating activities	115,896	209,239	77,247
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(89,229)	(57,804)	(40,681)
Acquisition of Disney Stores, net of acquired cash	2,240	(107,256)	0
Purchase of investments	(52,515)	(43,930)	(31,590)
Sale of investments	52,515	66,270	9,250
Other investing activities	(2,030)	(157)	0
Net cash used in investing activities	(89,019)	(142,877)	(63,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	577,344	300,235	90,855
Repayments under revolving credit facilities	(614,612)	(262,967)	(90,855)
Exercise of stock options and employee stock purchases	15,928	7,619	2,019
Deferred financing costs	0	(626)	(175)
Net cash (used in) provided by financing activities	(21,340)	44,261	1,844
Effect of exchange rate changes on cash	2,590	2,141	(283)
Net increase in cash and cash equivalents	8,127	112,764	15,787
Cash and cash equivalents, beginning of period	165,196	52,432	36,645
Cash and cash equivalents, end of period	$173,323	$165,196	$52,432
OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$29,462	$18,734	$4,243
Cash paid during the year for interest	848	209	302

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of cash flows.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company”) is primarily a specialty retailer of merchandise for children from newborn to ten years of age. The Company designs, contracts to manufacture and sells high-quality, value priced apparel and accessories and other children’s-oriented merchandise under two brands and store concepts—“The Children’s Place” and “Disney Store.”  As of January 28, 2006, the Company operated 802 The Children’s Place stores in the United States, Canada and Puerto Rico and 317 Disney Stores in the United States and Canada. In addition, the Company operated an Internet store at www.childrensplace.com. In addition to corporate offices and distribution facilities in the United States and Canada, the Company also has business operations in Asia.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday nearest to January 31. The results for fiscal 2005, fiscal 2004 and fiscal 2003 represent the 52-week periods ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. The fiscal year ending February 3, 2007 will be a 53-week period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses reported during the period. Actual results could differ from the assumptions used and estimates made by management, which could have a material impact on the Company’s financial position or results of operations.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of January 28, 2006, the Company does not have any investments in unconsolidated affiliates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Investments

Investments are classified in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company did not have any investments at January 28, 2006 and January 29, 2005.

Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of average cost or market, calculated using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio by merchandise department to the retail value of inventories. Inventory includes items that have been marked down to the Company’s best estimate of their fair market value and an estimate for inventory shrinkage. The Company bases its decision to mark down merchandise upon its current rate of sale, the season and the sell-through of the item. The Company adjusts its inventory based upon an annual physical inventory and shrinkage is estimated in interim periods based upon the historical results of physical inventories in the context of current year facts and circumstances.

Insurance and Self-Insurance Reserves

The Company self-insures and purchases insurance policies to provide for workers’ compensation, general liability and property leases, as well as director and officer’s liability, vehicle liability and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. As of January 28, 2006 and January 29, 2005, the Company recorded $5.9 million and $5.9 million in accrued expenses and other current liabilities for the current portions of employee medical benefits, workers compensation and general liability reserves, and $5.3 million and $2.6 million for the long-term portion of employee medical benefits, workers’ compensation and general liability reserves, respectively.

Revenue Recognition

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns.

An allowance for estimated sales returns is recorded and is reflected in accrued expenses and other current liabilities. The allowance for estimated sales returns were approximately $1.8 million and $1.7 million as of January 28, 2006 and January 29, 2005, respectively.

The Company acts as an agent on behalf of a subsidiary of The Walt Disney Company, for the sale of Walt Disney World® Resort and Disneyland® Resort tickets sold in the Disney Stores. The Company includes in net sales the 7% commission it receives for the sale of these theme park tickets. During fiscal 2005, the Company recorded commission income of approximately $4.8 million. During the ten weeks the Company operated the Disney Store business ended January 29, 2005, the Company recorded commission income of approximately $1.4 million. (For clarification, the “DSNA Business” refers to the business the Company acquired from Disney as of November 21, 2004, whereas the “Disney Store business” refers to the Disney Store business the Company has operated since the acquisition. See Note 2—Acquisition of the DSNA Business. The Walt Disney Company and/or its subsidiaries are referred to interchangeably as “Disney.”)

The Company’s policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. For The Children’s Place, prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities. During fiscal 2005, the Company recognized $1.3 million as income from gift cards that are not expected to be redeemed based upon an extended period of dormancy. Of the $1.3 million adjustment, the Company estimates that approximately $1.0 million relates to fiscal 2004 and prior. The Company did not restate prior years’ financial statements since the impact was immaterial. The Disney Store business acts as an agent on behalf of Disney for gift cards sold to customers. Therefore, the Company does not record a customer gift card liability for the Disney Store business. However, the Company recognizes a trade payable to Disney for the net purchases and redemptions of Disney gift cards.

The Company offers a private label credit card to its Children’s Place customers that provides a discount on future purchases once a minimum annual purchase threshold has been exceeded. The Company estimates the future discounts to be provided based on prior year history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. The Company defers a proportionate amount of revenue from customers based on an estimated value of future discounts. The Company recognizes such deferred revenue as future discounts are taken on sales above the annual minimum. This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege. All deferred revenue is recognized by the end of the fiscal year, as the Company’s private label customers must earn the discount privilege on an annual basis, and such privilege expires at fiscal year end. As of January 28, 2006 and January 29, 2005, all revenue deferred during the fiscal year has been recognized.

Cost of Sales

In addition to the cost of inventory sold, the Company includes its letter of credit fees, buying, distribution and occupancy expenses in its cost of sales, as well as shipping and handling costs on merchandise sold directly to customers.

Property and Equipment

Property and equipment are stated at cost. Leasehold improvements are depreciated on a straight line basis over the life of the lease or the estimated useful life of the asset, whichever is shorter. All other property and equipment is depreciated on a straight-line basis based upon their estimated useful lives, which generally range from three to ten years.

During the fourth quarter of  2005, the Company adjusted its financial statements to retrospectively apply Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS No. 13-1”), which requires the recognition of rent expense for rental costs incurred during construction. Prior to FSP FAS No. 13-1, the Company had capitalized occupancy costs as a part of leasehold improvements which were amortized over the life of the lease (See Note 4—Retrospective Application of Construction Period Occupancy Costs.)

In accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), internal use software and other related costs are capitalized. The Company capitalized approximately $0.4 million, $0.5 million and $0.5 million in programming and development costs of employees in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The Company also capitalized approximately $9.6 million, $2.5 million and $1.3 million in external software costs in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

During fiscal 2005, the Company capitalized interest costs of approximately $0.3 million relating primarily to the construction of its new distribution center facility. In fiscal 2004, the Company capitalized interest costs of approximately $0.1 million.

As of January 28, 2006, the Company had $8.0 million in property and equipment for which payment had not been made; these amounts are included in accounts payable and accrued expenses and other current liabilities.

During fiscal 2005, the Company recognized as income approximately $0.6 million of personal property tax liabilities that were determined to no longer be required. The Company estimates that this amount relates to fiscal 2004 and prior. The Company did not restate prior years’ financial statements since the impact was immaterial.

Deferred Financing Costs

The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are amortized as interest expense over the term of the related indebtedness. As of January 28, 2006, deferred financing costs were approximately $0.5 million, net of accumulated amortization of approximately $0.5 million. As of January 29, 2005 deferred financing costs were approximately $0.9 million, net of accumulated amortization of approximately $0.1 million.

Accounting for Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company evaluates each store’s performance (in the fiscal year after a store has been opened) and measures the carrying value of each location’s non-salvageable fixed assets, principally leasehold improvements and certain fixtures, versus its estimated future cash flows. When the evaluation of a store location indicates that the cash flows are not sufficient to recover the carrying value of the long-term assets at the store, the store assets are deemed to be impaired and are adjusted to their fair values.

During the last three fiscal years, certain stores experienced declining performance and management estimated that future cash flows were insufficient to recover the carrying value of their assets. As a result, the Company impaired these assets by $0.2 million, $0.2 million and $0.4 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. One store was deemed to be impaired in each of these fiscal years.

Pre-opening Costs

Store pre-opening costs, which consist primarily of occupancy costs, payroll, supply and marketing expenses, are expensed as incurred and are included in selling, general and administrative expenses. Occupancy costs incurred during construction, prior to and during store pre-opening activities are considered pre-opening costs, not rent expense. (See Note 4—Retrospective Application of Construction Period Occupancy Costs.)

Advertising and Marketing Costs

The Company expenses the cost of advertising when the advertising is first run or displayed. Included in selling, general and administrative expenses for fiscal 2005, fiscal 2004 and fiscal 2003 are advertising and other marketing costs of approximately $46.4 million, $30.8 million and $21.8 million, respectively.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, the Company recognizes tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions are likely to be challenged and may not be fully sustained upon review by tax authorities. The Company believes that its accruals for tax liabilities are adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. As of January 28, 2006, the Company recorded $3.6 million in taxes payable related to various tax contingencies.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” requires entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheets, for which it is practicable to estimate fair value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices for the same or similar financial instruments.

As cash and cash equivalents, accounts receivable and payable, and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.

Accounting for Stock-Based Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”), the Company accounts for its 1996 Stock Option Plan (the “1996 Plan”), its 1997 Stock Option Plan (the “1997 Plan”), its 2005 Equity Incentive Plan (the “2005 Plan”) (collectively, the “Plans”) and its Employee Stock Purchase Plan (the “ESPP”) under the intrinsic value method described in the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related accounting interpretations. Accordingly, since options were granted at prices that equaled or exceeded their estimated fair market value at the date of grant, no compensation expense was recognized at the date of the grant.

On January, 27, 2006, the Company accelerated the vesting of approximately 2.1 million stock options, excluding approximately 348,000 options held by non-executive members of the Board of Directors and certain executives of the Company, in order to eliminate approximately $20.9 million of share-based compensation expense on future operating results for past option grants. As a result, in the fourth quarter of fiscal 2005, in accordance with APB 25 the Company recognized a share-based compensation charge of approximately $2.1 million, which represents the Company’s estimate of intrinsic value that would have been forfeited had the acceleration not occurred. For option holders with 5,000 or more unvested options that were accelerated, the Company imposed restrictions on their sale or transfer until the time the option would have vested under its original vesting schedule. However, these vesting restrictions lapse upon the option holder’s disability, death or in the event of a change in control of the Company. Transfer restrictions will not apply after the original vesting date for the accelerated options with respect to any shares acquired upon the exercise of accelerated options, whether or not the transfer restriction agreement was signed.

As required by SFAS 123 and SFAS 148, the Company has determined pro forma net income and earnings per share as if compensation costs had been determined based on the fair value of options granted and recognized ratably over the vesting period. The fair value of issued stock options has been estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

	January 28, 2006		January 29, 2005 (1)		January 31, 2004
Dividend yield	0%		0%		0%
Volatility factor	44.9%		57.3%		63.0%
Weighted average risk-free interest rate	3.94%		3.59%		3.05%
Expected life of options (2)	5	years	5	years	5	years
Weighted average fair value on grant date	$16.77	per share	$14.18	per share	$12.11	per share

(1)          Commencing with options issued in the fourth quarter of fiscal 2004, the Company used the average of the implied volatility from the Company’s market-traded  options and the historical volatility of its stock price to compute the volatility factor, which approximated 52% in the fourth quarter of fiscal 2004.

(2)          Commencing in fiscal 2005, the expected option term was determined using Monte Carlo simulation for Black-Scholes based on historical employee exercise behavior.

For fiscal 2005, no pro forma compensation expense was calculated for the Company’s ESPP because the ESPP purchase price was 95% of the fair market value of the stock on the day of the ESPP purchase, which is deemed to be non-compensatory. For fiscal 2004 and fiscal 2003, pro forma compensation expense for the Company’s ESPP was calculated by multiplying the number of shares issued by the spread between the fair market value of the stock on the day of the ESPP purchase and the purchase price paid by employees, which was 85% of the fair market value. During fiscal 2004 and fiscal 2003 pro forma compensation expense for the ESPP was approximately $0.1 million and $0.1 million, respectively.

If compensation expense for the Company’s stock options and employee stock purchases issued in fiscal 2005, fiscal 2004 and fiscal 2003 had been determined based on the fair value method of accounting, in accordance with SFAS 123, and SFAS 148, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three fiscal years in the period ended January 28, 2006. The fiscal year ended January 28, 2006 pro forma amount includes approximately $20.9 million in expense resulting from the acceleration of option vesting.

The Company’s pro forma earnings per share are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net income -
As reported	$65,575	$42,756	$22,701
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	25,627	6,054	4,482
Pro forma	$39,948	$36,702	$18,219
Earnings per share -
Basic—as reported	$2.37	$1.59	$0.85
Basic—pro forma	1.44	1.36	0.68
Diluted—as reported	2.27	1.55	0.84
Diluted—pro forma	1.39	1.36	0.68

Pro forma income per common share for the three fiscal years ended January 28, 2006 excludes the dilutive effect of stock options, which would have been antidilutive as a result of the impact of unamortized stock-based compensation expense determined under fair value based methods. Fiscal year 2005 pro forma expense reflects the impact of the January 27, 2006 stock option vesting acceleration.

The above pro forma results are not indicative of future results under the requirements of SFAS No. 123 (Revised 2004), “Share Based Payments,” (“SFAS 123(R)”).

Net Income per Common Share

The Company reports its earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), which requires the presentation of both basic and diluted earnings per share on the statements of income.

In accordance with SFAS 128, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	For the Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Net income	$65,575	$42,756	$22,701
Basic weighted average common shares	27,676	26,919	26,646
Dilutive effect of stock options	1,201	714	453
Diluted weighted average common shares	28,877	27,633	27,099
Antidilutive options	57	829	845

Antidilutive options consist of the weighted average of stock options for the respective periods ended January 28, 2006, January 29, 2005 and January 31, 2004 that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

Accounting for Royalties Due Under the License Agreement

In fiscal 2004, the Company entered into a License and Conduct of Business Agreement (the “License Agreement”) to secure the right to use certain Disney intellectual property in the Disney Store business in exchange for ongoing royalty payments. (See Note 3—License Agreement with Disney.)

Minimum royalty commitments are recorded on a straight-line basis over the life of the initial 15 year term of the License Agreement. During each period, amounts due in excess of the minimum royalty commitment are recorded as an expense if management expects to surpass the minimum royalty commitment on an annual basis, even if the contingency threshold has not been surpassed in that particular period. The royalty percentage does not increase over the initial term of the License Agreement, except for royalties on Internet sales. The Company expects to pay a 9% royalty on Internet sales, and in some instances, 10%.

For all stores, the License Agreement provides a royalty holiday through October 2006. In addition, depending on the specific store location, certain stores have an extension of the royalty holiday for up to eight years from the date of the License Agreement. The amortization of the royalty holiday is recognized on a straight-line basis as a reduction of royalty expense over the term of the License Agreement. Royalty expense, and the associated amortization of the royalty holiday, is recorded in selling, general and administrative expenses.

As of January 28, 2006, management’s estimate of the value of the earned net royalty holiday of $27.2 million has been recorded in deferred royalties. The actual value of the royalty holiday is not determinable until the completion of the royalty holiday period, and may differ materially from the Company’s current estimate. Estimates for the royalty holiday are adjusted on a periodic basis, and the cumulative adjustment is recorded in such period. Net royalty expense of $20.1 million and $7.1 million has been included in selling, general and administrative expenses for fiscal 2005 and fiscal 2004, respectively. The Company’s classification of royalty expense in selling, general and administrative expenses may not be comparable to the classification of such costs at other companies.

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

During fiscal 2005, the Company was not party to any derivative financial instruments. In the second quarter of 2004, the Company used foreign currency forward contracts for the specific purpose of reducing the exposure to variability in forecasted cash flows associated primarily with inventory purchases for the Company’s Canadian operations. These instruments were not designated as hedges and, in accordance with SFAS No. 133, the changes in fair value were recorded in period earnings. As of January 29, 2005, the Company’s forward contracts had matured and a realized loss of $0.6 million and was recorded in selling, general and administrative expenses in fiscal 2004.

Foreign Currency Translation

The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders’ equity.

Newly Issued Accounting Pronouncements

SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) was issued on December 14, 2004 and becomes effective for the Company in the first quarter of fiscal 2006. SFAS 123(R) requires an entity to recognize compensation in an amount equal to the fair value of share-based payments granted to employees. The Company plans to apply the standard using the modified prospective method, which requires compensation cost to be recorded for new and modified awards. Additionally, for any unvested portion of previously issued and outstanding awards, compensation cost is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts. Prior periods presented are not required to be restated.

Reflecting prior year option grants and expected fiscal 2006 equity grants, the Company expects the first quarter and full year fiscal 2006 stock-based compensation cost to approximate $3 million and $13 million, respectively, assuming 100% achievement of certain performance-based equity awards.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. The new standard requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material impact on the Company’s financial position or results of operations.

In October 2005, the FASB concluded in FSP FAS No. 13-1 that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. In the fourth quarter of fiscal 2005, the Company adopted FSP FAS No. 13-1 and retrospectively applied its provisions. (See Note 4—Retrospective Application of Rental Costs Incurred During Construction.)

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which provides clarification of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  Under the majority of the Company’s operating leases, the Company is required to “broom sweep” its premises upon lease termination, and therefore, no asset retirement obligations have been recorded. Certain operating leases require the removal of certain reusable, longer-lived fixtures, which is not deemed to be an asset retirement obligation under FIN 47; therefore, no asset retirement obligations have been recorded.

2.                 ACQUISITION OF THE DSNA BUSINESS

On November 22, 2004, effective as of November 21, 2004 (the “Closing Date”), two of the Company’s wholly-owned subsidiaries acquired two Disney operating subsidiaries that were operating a total of 313 Disney Stores (the “DSNA Business”) consisting of all existing Disney Stores in the United States and Canada, other than “flagship” stores and certain stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business. All store leases and certain other legal obligations of the acquired entities remain the obligations of the acquired subsidiaries. Subsequently, the Company’s subsidiaries acquired two Disney Store flagship stores, one in Chicago, Illinois and the other in San Francisco, California. The Disney Store business’ results of operations subsequent to the Closing Date have been included in the Company’s consolidated financial statements.

The Company’s subsidiaries that operate the Disney Store business are referred to herein interchangeably and collectively as the “Hoop Operating Entities.”

The Company and one of its subsidiaries entered into a Guaranty and Commitment (the “Guaranty and Commitment”) dated as of November 21, 2004, in favor of the Hoop Operating Entities and Disney. As required by the Guaranty and Commitment and the Acquisition Agreement, the Company invested $50 million in the Hoop Operating Entities concurrently with the consummation of the acquisition, and agreed to invest up to an additional $50 million to enable the Hoop Operating Entities to comply with their obligations under the license and conduct of business (“License Agreement”)  (Note 3—License Agreement with Disney), and otherwise fund the operations of the Hoop Operating Entities. To date, the Company has not been required to invest any of the additional $50 million in the Hoop Operating Entities. The Company also agreed to guarantee the payment and performance of the Hoop Operating Entities (for their royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

The DSNA Business was acquired for a total acquisition cost of $105.0 million, including transaction costs. During the third quarter of 2005, the Company finalized the post-closing purchase price true-up and purchase accounting for the acquisition of the DSNA Business.

Purchase Price Allocation

This acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). As such, the Company analyzed the fair value of tangible and intangible assets acquired and liabilities assumed, and determined the excess of fair value of net assets acquired over cost. The Company’s purchase price allocation is as follows (in thousands):

Acquisition cost:
Acquisition payment, inclusive of the post-closing true-up	$98,611
Transaction costs	6,405
Total acquisition cost	105,016
Fair value of assets acquired and liabilities assumed:
Inventories	104,212
Prepaid expenses and other assets	29,520
Property and equipment	48,293
Accounts payable and accrued expenses	(17,955)
Leasehold interests and other long-term liabilities	(7,543)
Total fair value of net assets	156,527
Excess of fair value of net assets acquired over cost	51,511
Allocation of excess of fair value of net assets acquired over cost to long-lived assets	48,293
Extraordinary gain on the acquisition of DSNA Business	$3,218
Extraordinary gain on the acquisition of DSNA Business, net of tax	$1,938

As the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, in accordance with SFAS 141, the valuation of the long-lived assets acquired was reduced.  Accordingly, no basis was assigned to property and equipment or any other long-lived assets and the remaining excess was recorded as an extraordinary gain, net of taxes. Of the $1.9 million net extraordinary gain, approximately $0.3 million was recognized in the fourth quarter of fiscal 2004 based upon the Company’s preliminary purchase price allocation, and approximately $1.7 million was recognized in the third quarter of fiscal 2005 when the purchase price allocation was finalized subsequent to the post-closing true-up.

Accrued expenses as of the Closing Date were approximately $0.8 million related to the estimated cost of exiting certain Disney Store facilities, stores and operations. Through January 28, 2006, the Company has utilized $0.7 million of these exit activity reserves.

3.                 LICENSE AGREEMENT WITH DISNEY

In connection with the acquisition of the DSNA Business, subsidiaries of the Company and Disney entered into a License Agreement under which the Hoop Operating Entitites have the right to use certain Disney intellectual property, subject to Disney approval, in the Disney Store business in exchange for ongoing royalty payments.

Pursuant to the terms of the License Agreement, the Hoop Operating Entities operate retail stores in North America using the “Disney Store” name and contract to manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future. The initial term of the License Agreement is 15 years and, if certain financial performance and other conditions are satisfied, the License Agreement may be extended at the Company’s option for up to three additional ten-year terms. The Hoop Operating Entities will make royalty payments to Disney beginning in November 2006 equal to 5% of net sales at physical Disney Store retail locations, subject to an additional royalty holiday with respect to a limited number of stores. Beginning in fiscal 2007, the License Agreement provides for a minimum royalty to be paid in each year. Beginning in April 2007, the Hoop Operating Entities will also operate the www.disneystore.com Internet store which will feature a select assortment of merchandise offered in the physical retail locations. The Company expects to pay a 9% royalty on Internet sales, and in some instances, 10%.

Beginning in fiscal 2007, under the License Agreement, the Hoop Operating Entities are also subject to minimum royalties. The minimum royalty payment is computed as the greater of:

•       60% of the royalty that would have been payable under the terms of the License Agreement for acquired stores in the base year, which was the year ended October 2, 2004, as if the License Agreement had been in effect in that year, increased at the rate of the Consumer Price Index, or

•       80% of the average of the royalty amount payable in the previous two years.

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

The License Agreement limits the ability of the Hoop Operating Entities to make cash dividends or other distributions. The Hoop Operating Entities’ independent directors must approve payment of any dividends or other distributions, other than payments of:

•       amounts due under the terms of the tax sharing and intercompany services agreements;

•       approximately $61.9 million which represents a portion of the purchase price paid by the Company to Disney (limited to cumulative cash flows, as defined,  since the date of the acquisition); and

•       certain other dividend payments, subject to satisfaction of certain additional operating conditions, and limited to 50% of cumulative cash flows up to $90 million, and 90% of cumulative cash flows thereafter (provided that at least $90 million of cash and cash equivalents is maintained at the Hoop Operating Entities).

In the normal course of business, the Hoop Operating Entities have reimbursed the Company for intercompany services but have not paid any dividends or made other distributions. The License Agreement also restricts the incurrence of indebtedness in excess of certain permitted amounts.

The License Agreement entitles Disney to designate a representative to attend meetings of the Board of Directors of the Company as an observer. Upon the occurrence of certain specified events, including an uncured royalty breach and other repeated material breaches by the Hoop Operating Entities of the terms of License Agreement, certain material breaches by the Company of the terms of the Guaranty and Commitment, and certain changes in ownership or control of the Company or the Hoop Operating Entities, Disney will have the right to terminate the License Agreement, in which event Disney may require the Company to sell the Disney Store business to Disney or one of its affiliates or to a third party at a price to be determined by appraisal or, in the absence of such sale, to wind down the Disney Store business in an orderly manner.

In addition, as of January 28, 2006, under the License Agreement, as amended, the Company is committed to remodel by January 1, 2009 a minimum of approximately 160 of the 313 stores acquired as of the Closing Date, 32 of which were remodeled in fiscal 2005. This remodel commitment is subject to revision depending upon what actions management takes regarding, among other things, the timing and nature of lease renewals for acquired stores. Due to the varying cost of each remodel and additional changes to the prototype that are being considered by the Company, the Company is unable to reasonably quantify the total commitment amount or timing of these remodels.

During fiscal 2005 and fiscal 2004, the Company recorded $20.1 million and $7.1 million, respectively, for royalty expense and had an accrued liability of $27.2 million and $7.1 million on its balance sheet, respectively. However, due to the royalty holiday discussed above, there were no royalty amounts due or paid under the License Agreement during fiscal 2005 and fiscal 2004.

4.                 RETROSPECTIVE APPLICATION OF CONSTRUCTION PERIOD OCCUPANCY COSTS

In October 2005, the FASB issued FSP FAS No. 13-1 which determined that rental costs incurred during the construction period are for the right to control the use of a leased asset and must be recognized as rental expense. These costs were previously capitalizable if a company had a policy to do so. Previously, the Company’s policy had been to capitalize occupancy costs incurred during construction and amortize those costs over the life of the lease.

The Company has retrospectively applied FSP FAS No. 13-1 to consistently charge occupancy costs incurred during construction as a period expense. The Company would have been required to implement FSP FAS No. 13-1 at the beginning of fiscal 2006. The net effect of this application is to increase pre-opening expense, which is recorded in our selling, general and administrative expenses, when the Company takes possession of a new store, distribution center or office facility to begin construction. Since these costs are no longer capitalized, the application also eliminated the related depreciation expense over the lease term.

As a result of the retrospective application, operating income decreased $0.9 million and $0.3 million in fiscal 2004 and fiscal 2003, respectively. In fiscal 2004 and fiscal 2003, selling, general and administrative expenses increased by $3.6 million and $2.8 million, respectively. Depreciation expense decreased by $2.8 million in fiscal 2004 and $2.4 million in fiscal 2003. Net income for fiscal 2004 and fiscal 2003 is now $42.8 million, or diluted net income per share of $1.55, and $22.7 million, or diluted net income per share of $0.84, respectively. In addition to the changes in net income, adjusted net property and equipment, total assets and total stockholders’ equity as of January 29, 2005 were $204.4 million, $616.2 million, and $300.9 million, respectively.

While the retrospective application did not change our total cash position, cash flow from operations decreased in the period occupancy costs were incurred during construction partially offset by the elimination of depreciation expense. In addition, cash flow used in investing activities were lower due to the elimination of capitalization. For fiscal 2004 and fiscal 2003, cash flows provided by operating activities decreased by approximately $3.7 million and $2.8 million, respectively. Cash flows used in investing activities decreased approximately $3.7 million and $2.8 million in fiscal 2004 and fiscal 2003, respectively.

Impact of Retrospective Application

The following tables summarize the impact of the retrospective application on previously filed consolidated statements of income and balance sheet data (in thousands, except per share amounts):

	Consolidated Statement of Income
	As reported	Adjustments	As adjusted
Fiscal year ended January 29, 2005:
Selling, general and administrative expenses	$330,080	$3,638	$333,718
Depreciation and amortization	51,835	(2,786)	49,049
Operating income	69,952	(852)	69,100
Income before income taxes and extraordinary gain	69,930	(852)	69,078
Provision for income taxes	26,923	(328)	26,595
Net income	$43,280	$(524)	$42,756
Basic net income per common share	$1.61	$(0.02)	$1.59
Diluted net income per common share	1.57	(0.02)	1.55

	Consolidated Statement of Income
	As reported	Adjustments	As adjusted
Fiscal year ended January 31, 2004:
Selling, general and administrative expenses	$235,863	$2,775	$238,638
Depreciation and amortization	48,700	(2,449)	46,251
Operating income	36,414	(326)	36,088
Income before income taxes	36,669	(326)	36,343
Provision for income taxes	13,764	(122)	13,642
Net income	$22,905	$(204)	$22,701
Basic net income per common share	$0.86	$(0.01)	$0.85
Diluted net income per common share	0.85	(0.01)	0.84

	Consolidated Balance Sheet
	As reported	Adjustments	As adjusted
As of January 29, 2005:
Property and equipment, net	$222,722	$(18,279)	$204,443
Total assets	627,388	(11,226)	616,162
Accumulated other comprehensive income	4,935	3	4,938
Retained earnings	192,633	(10,759)	181,874
Total liabilities	315,725	(470)	315,255
Total stockholders’ equity	311,663	(10,756)	300,907

The following table summarizes the impact of the retrospective application on previously filed consolidated cash flow data (in thousands):

	Consolidated Statements of Cash Flows
Fiscal year ended January 29, 2005	As reported	Adjustments	As adjusted
Cash flows provided by operating activities	$212,947	$(3,708)	$209,239
Cash flows used in investing activities	(146,585)	3,708	(142,877)

Fiscal year ended January 31, 2004	As reported	Adjustments	As adjusted
Cash flows provided by operating activities	$80,039	$(2,792)	$77,247
Cash flows used in investing activities	(65,813)	2,792	(63,021)

5.                 CREDIT FACILITIES

Amended Loan Agreement

As of October 30, 2004, the Company amended and restated its credit facility (“the Amended Loan Agreement”), with Wells Fargo Retail Finance, LLC, (“Wells Fargo”), as syndicated agent, and certain other lenders, partly in connection with its acquisition of the Disney Store retail chain. The Amended Loan Agreement provides for borrowings up to $130 million (including a sublimit for letters of credit of $100 million). The term of the facility ends on November 1, 2007 with successive one-year renewal options. The amount that could be borrowed under the credit facility depends on the Company’s level of inventory and accounts receivable.

The Amended Loan Agreement is secured by a first priority security interest in substantially all the assets of the Company and its subsidiaries, other than assets in Canada and assets owned by the Company’s subsidiaries that were formed in connection with the acquisition of the DSNA Business. Amounts outstanding under the Amended Loan Agreement bear interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR rate plus a pre-determined margin. The LIBOR margin is 1.50% to 3.00%.  The unused line fee under the Amended Loan Agreement is 0.38%.

Under the Amended Loan Agreement, the Company had no borrowings outstanding as of January 28, 2006 and had $37.3 million in outstanding borrowings as of January 29, 2005. Letters of credit outstanding as of January 28, 2006 and January 29, 2005 were $49.2 million and $42.2 million, respectively. Availability as of January 28, 2006 and January 29, 2005 was $74.1 million and $15.3 million, respectively. The interest rate charged under the Amended Loan Agreement was 7.25% and 5.25% as of January 28, 2006 and January 29, 2005, respectively.

The Amended Loan Agreement also contains covenants, which include limitations on the Company’s annual capital expenditures, the maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. Noncompliance with these covenants could result in additional fees, could affect the Company’s ability to borrow or could require the Company to repay the outstanding balance. As of January 28, 2006, the Company was in compliance with all of its covenants under the Amended Loan Agreement, as amended. (See Note 17—Subsequent Events.)

Borrowing activity under this agreement was as follows (in thousands, except percentages):

	For the Fiscal Year Ended
	January 28, 2006	January 29, 2005
Average balance outstanding	$18,906	$6,023
Weighted average interest rate	6.49%	5.13%
Maximum balance outstanding	$58,157	$53,832

Hoop Loan Agreement

As of November 21, 2004, the domestic Hoop Operating Entity entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) dated as of November 21, 2004 with certain financial institutions and Wells Fargo, as administrative agent, establishing a senior secured credit facility for the Hoop Operating Entities. The Hoop Loan Agreement provides for borrowings up to $100 million (including a sublimit for letters of credit of $90 million). The term of the facility extends until November 21, 2007. The amount that could be borrowed under the Hoop Loan Agreement depends on the domestic Hoop Operating Entity’s level of inventory and accounts receivable.

The Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of the Hoop Operating Entities as well as a pledge of a portion of the equity interests in the Canada Hoop Operating Entity. Borrowings and letters of credit under the Hoop Loan Agreement are used by the Hoop Operating Entities for working capital purposes for the Disney Store business. Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at the Hoop Operating Entities’ option, the LIBOR rate plus a pre-determined margin. The prime rate margin is 0.25% and the LIBOR margin is 2.0% or 2.25%, depending on the United States Hoop Operating Entity’s level of excess availability. The unused line fee is 0.30%.

There were no borrowings under the Hoop Loan Agreement as of January 28, 2006 and January 29, 2005, respectively. During fiscal 2005, there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours. Letters of credit outstanding as of January 28, 2006 and January 29, 2005 were $25.8 million and $35.4 million, respectively. Availability as of January 28, 2006 and January 29, 2005 was $16.3 million and $4.4 million, respectively. The interest rate charged under the Hoop Loan Agreement was 7.50% and 5.50% as of January 28, 2006 and January 29, 2005, respectively.

The Hoop Loan Agreement contains various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of intercompany dividends and indebtedness.  Non-compliance with these covenants could result in additional fees, could affect the Hoop Operating Entity’s ability to borrow or could require the Hoop Operating Entity to repay the outstanding balance. As of January 28, 2006, the Hoop Operating Entity was in compliance with all of its covenants under the Hoop Loan Agreement, as amended. (See Note 17—Subsequent Events.)

Borrowing activity under the Hoop Loan Agreement was as follows (in thousands, except percentages):

	For the Fiscal Year Ended
	January 28, 2006	January 29, 2005
Average balance outstanding	$435	$1,180
Weighted average interest rate	6.91%	5.13%
Maximum balance outstanding	$4,848	$40,250

Toronto Dominion Credit Facility

The Company had a credit facility with Toronto Dominion Bank (the “Toronto Dominion Credit Facility”) to support the Canadian subsidiary which operates The Children’s Place stores in Canada. The Toronto Dominion Credit Facility expired in fiscal 2005 and the Company does not plan to replace the facility. The Company did not borrow under the Toronto Dominion Credit Facility in fiscal 2005 or fiscal 2004.

Letter of Credit Fees

Letter of credit fees approximated $0.9 million, $0.5 million and $0.5 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Letter of credit fees are included in cost of goods sold.

6.                 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following (in thousands, except percentages):

	January 28, 2006	January 29, 2005
Prepaid property expense	$22,242	$19,868
Disney dollars and theme park tickets	8,744	11,041
Prepaid insurance	918	1,441
Prepaid supplies	495	674
Prepaid maintenance contracts	1,872	1,671
Other prepaid expenses	2,684	2,528
Prepaid expenses and other current assets	$36,955	$37,223

Disney dollars are a form of corporate scrip purchased by the Hoop Operating Entities and sold in the Disney Stores. The scrip is considered legal tender in the Disney theme parks and Disney Stores. Disney theme park tickets are also purchased by the Hoop Operating Entities and sold in the Disney Stores.

7.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	January 28, 2006	January 29, 2005
Accrued salaries and benefits	$23,734	$21,366
Accrued real estate expenses	7,362	7,599
Customer liabilities	13,154	10,824
Accrued professional fees	3,431	10,493
Accrued store expenses	7,435	9,601
Sales taxes and other taxes payable	10,611	8,040
Accrued marketing	5,555	3,894
Accrued construction-in-progress	6,983	57
Accrued freight	4,029	346
Accrued insurance	2,662	2,234
Other accrued expenses	9,204	8,986
Accrued expenses and other current liabilities	$94,160	$83,440

8.                 COMMITMENTS AND CONTINGENCIES

The Company leases all of its stores, offices and distribution facilities, and certain office equipment, store fixtures and automobiles, under operating leases expiring through 2023. Certain leases include options to renew and certain leases require additional rent once a sales threshold is reached. The leases require fixed minimum annual rental payments plus, under the terms of certain leases, additional payments for taxes, other expenses and additional rent based upon sales.

Store, office and distribution facilities minimum rent, contingent rent and sublease income are as follows (in thousands):

	For the Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Minimum rentals	$157,533	$108,547	$91,547
Additional rent based upon sales	906	551	200
Sublease income	(543)	(180)	0

Future minimum annual lease payments under the Company’s operating leases at January 28, 2006, are as follows (dollars in thousands):

Fiscal year	Operating Leases
2006	$163,533
2007	154,831
2008	141,784
2009	131,495
2010	113,947
Thereafter	307,845
Total minimum lease payments	$1,013,435

As of January 28, 2006, the Company has entered into various purchase commitments for merchandise for re-sale and capital equipment that approximate $202 million and $6 million, respectively.

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

Beginning in fiscal 2007, under the License Agreement, the Hoop Operating Entities are also subject to minimum royalties. The minimum royalty payment is computed as the greater of:

•       60% of the royalty that would have been payable under the terms of the License Agreement for acquired stores in the base year, which was the year ended October 2, 2004, as if the License Agreement had been in effect in that year, increased at the rate of the Consumer Price Index, or

•       80% of the average of the royalty amount payable in the previous two years.

During fiscal 2005 and fiscal 2004, since the Company was in the royalty holiday period, no minimum royalty was due under the License Agreement. (See Note 3—License Agreement with Disney.)  The Company estimates that the minimum royalty will approximate $232 million (unaudited) over the initial 15-year term of the License Agreement. This estimate does not include future increases or decreases in Disney Store sales and cost of living adjustments since these are unknown contingencies. The actual minimum royalty may differ  materially from the amount currently estimated.

In addition, as of January 28, 2006, under the License Agreement, as amended, the Company is committed to remodel by January 1, 2009 a minimum of approximately 160 of the 313 stores acquired as of the Closing Date, 32 of which were remodeled in fiscal 2005. This remodel commitment is subject to revision depending upon what actions management takes regarding, among other things, the timing and nature of lease renewals for acquired stores. Due to the varying cost of each remodel and additional changes to the prototype that are being considered by the Company, the Company is unable to reasonably quantify the total commitment amount or timing of these remodels.

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

10.          INCOME TAXES

Components of the Company’s provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Current -
Federal	$45,598	$17,658	$15,036
Foreign	15,178	3,423	1,418
State	9,932	3,429	3,649
Total current	70,708	24,510	20,103
Deferred -
Federal	(23,144)	549	(4,939)
Foreign	(1,858)	757	0
State	(5,274)	950	67
Change in valuation allowance	0	0	(1,589)
Total deferred	(30,276)	2,256	(6,461)
Total provision for income taxes	40,432	26,766	13,642
Taxes on the extraordinary gain	(1,109)	(171)	0
Tax provision as shown on the consolidated statements of income	$39,323	$26,595	$13,642
Effective tax rate	38.1%	38.5%	37.5%

A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rate follows (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Calculated income tax provision at Federal statutory rate	$37,102	$24,333	$12,720
State income taxes, net of Federal benefit	3,076	2,864	2,785
Foreign tax rate differential	(4,198)	(369)	(318)
Losses for which no tax benefit is recognized	0	0	(1,589)
American Jobs Creation Act repatriation	1,856	0	0
Nondeductible expenses	317	34	22
Other	2,279	(96)	22
Total tax provision	40,432	26,766	13,642
Taxes on the extraordinary gain	(1,109)	(171)	0
Tax provision as shown on the consolidated statements of income	$39,323	$26,595	$13,642

In October 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for the Company to repatriate earnings accumulated outside the U.S. by allowing the Company to reduce its taxable income by 85% of certain eligible dividends received from non-U.S. subsidiaries by the end of 2005. In order to benefit from this incentive, the Company must reinvest the qualifying dividends in the U.S. under a domestic reinvestment plan approved by the Chief Executive Officer (“CEO”) and Board of Directors.

In the fourth quarter of 2005, the Company’s CEO and Board of Directors approved a domestic reinvestment plan to repatriate approximately $45 million under the Act. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. Accordingly, in the fourth quarter of fiscal 2005, the Company recorded income tax expense of approximately $1.9 million associated with this repatriation of earnings.

As of January 28, 2006, the Company has not provided Federal tax on approximately $21.1 million of unremitted earnings of its international subsidiaries. These earnings are currently expected to be reinvested overseas to fund expansion in Asia and other foreign markets. Accordingly, the Company has not provided any provision for income tax expenses in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements.

Temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

	January 28, 2006	January 29, 2005
Current -
Uniform inventory capitalization	$4,717	$3,106
Inventory related allowances	1,240	2,188
Prepaid expenses and other reserves	86	(1,510)
Total current	6,043	3,784
Noncurrent -
Depreciation and other	20,576	8,072
Deferred rent	12,065	8,366
Deferred royalty	10,851	0
Total noncurrent	43,492	16,438
Total deferred tax asset	$49,535	$20,222

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible as of January 28, 2006, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

11.          STOCKHOLDERS’ EQUITY

The Company’s stockholders’ equity is comprised of the following:

	January 28, 2006	January 29, 2005
Common stock:
Authorized number of shares, $0.10 par value	100,000,000	100,000,000
Issued and outstanding number of shares	27,954,386	27,218,395
Preferred stock:
Authorized number of shares, $1.00 par value	1,000,000	1,000,000
Issued and outstanding number of shares	0	0

12.          STOCK OPTION AND PURCHASE PLANS

Stock Option Plans

The Company has awarded stock options under three plans: the 1996 Plan, the 1997 Plan, and the 2005 Plan. The 1996 Plan authorized the granting of stock options with respect to 1,743,240 shares of common stock. The 1997 Plan, as amended, authorized the granting of stock options with respect to 6,500,000 shares of common stock. The 2005 Plan authorized the issuance of equity with respect to 2,000,000 shares of common stock. In conjunction with the approval of the 2005 Plan, the Company will not issue any additional options under the 1996 Plan and the 1997 Plan. As of January 28, 2006, there were 1,935,900 shares available for grant under the 2005 Plan.

The Stock Option Plans are administered by the Compensation Committee (“Compensation Committee”), a committee of independent members of the Board of Directors. Options granted under the

Plans have exercise prices established by the Compensation Committee provided that the exercise price of incentive stock options may not be less than the fair market value of the underlying shares at the date of grant. The Plans also contain certain provisions that require the exercise price of incentive stock options granted to stockholders owning greater than 10% of the Company be at least 110% of the fair market value of the underlying shares. The maximum term of options granted is ten years. Unless otherwise specified by the Board of Directors, options granted under the 1996 Plan and the 1997 Plan vest at 20% a year over a five-year period and options granted under the 2005 Plan vest 25% a year over a four-year period.

On January 27, 2006, the Company accelerated the vesting of approximately 2.1 million stock options, excluding approximately 348,000 options held by non-executive members of the Board of Directors and certain executives of the Company. For option holders with 5,000 or more unvested options that were accelerated, the Company imposed restrictions on their sale or transfer until the time the option would have vested under its original vesting schedule. However, these vesting restrictions lapse upon the option holder’s disability, death or in the event of a change in control of the Company. Transfer restrictions will not apply after the original vesting date for the accelerated options with respect to any shares acquired upon the exercise of accelerated options, whether or not the transfer restriction agreement was signed. During the nine-week period ended April 1, 2006, option holders exercised approximately 413,000 options.

Changes in common shares under equity plans for the three fiscal years in the period ended January 28, 2006 are summarized below:

	January 28, 2006		January 29, 2005		January 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning of year	3,225,685	$22.67	3,013,985	$20.16	2,085,265	$18.59
Granted	1,182,900	39.27	881,725	27.64	1,183,500	22.13
Exercised	(716,940)	21.10	(460,235)	15.31	(135,230)	11.78
Canceled	(197,584)	25.93	(209,790)	29.81	(119,550)	21.65
End of year	3,494,061	$28.34	3,225,685	$22.67	3,013,985	$20.16
Exercisable at end of year	3,101,058	$27.95	1,104,899	$18.91	1,150,124	$17.45

The following table summarizes information regarding options outstanding at January 28, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Outstanding at January 28, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at January 28, 2006	Weighted Average Exercise Price
$2.68	69,952	0.4	$2.68	69,952	$2.68
$8.70—$12.88	295,242	6.4	11.08	295,242	11.08
$13.97—$20.55	523,463	5.4	17.97	505,463	17.90
$21.20—$31.63	1,251,099	7.7	26.76	1,021,096	26.61
$32.80—$49.17	1,313,805	8.9	38.56	1,168,805	38.49
$49.41	40,500	9.8	49.41	40,500	49.41
$2.68—$49.41	3,494,061	7.6	$28.34	3,101,058	$27.95

Stock Purchase Plans

The Company’s ESPP is authorized to issue up to 360,000 shares of common stock for employee purchase through payroll deductions. During fiscal 2005, employees purchased stock at 95% of fair market value, and during fiscal 2004 and fiscal 2003 at 85% of fair market value. As of January 28, 2006, there were 186,437 shares available for grant under the ESPP. All employees of the Company who have completed at least 90 days of employment and attained 21 years of age are eligible to participate, except for employees who own common stock or options on such common stock which represents 5% or more of the Company’s outstanding common stock. During fiscal 2005, fiscal 2004 and fiscal 2003, there were 19,051 shares, 24,847 shares, and 28,219 shares issued under the ESPP, respectively.

13.          SAVINGS AND INVESTMENT PLAN

The Company has adopted The Children’s Place 401(k) Savings and Investment Plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is a defined contribution plan established to provide retirement benefits for all employees who have completed 90 days of service with the Company.

The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan’s trustees. During fiscal 2005, the Company made a qualified non-elective contribution (“QNEC”) that provided for a higher Company match for certain associates to enable the Company’s 401(k) Plan to pass certain Internal Revenue Service tests. Other than the QNEC, the Company matched the lesser of 50% of the participant’s contribution or 2.5% of the participant’s covered compensation during fiscal 2005, fiscal 2004 and fiscal 2003. During fiscal 2005, fiscal 2004 and fiscal 2003, the Company’s matching contributions to the 401(k) Plan were approximately $1.9 million, $0.9 million and $0.9 million, respectively.

During fiscal 2005, the Company modified its 401(k) Plan design regarding its future Company match contributions for certain non-highly compensated associates. Commencing in fiscal 2006 for certain non-highly compensated associates, the Company will match the first 3% of participant contribution and 50% of the next 2% of participant contribution. The Company match contribution vests immediately for these non-highly compensated associates.

Under statutory requirements, the Company contributes to retirement plans for its Canadian and Asian operations. Contributions under these plans in fiscal 2005, fiscal 2004 and fiscal 2003 were immaterial.

14.          SEGMENT AND GEOGRAPHIC INFORMATION

Prior to the acquisition of the DSNA Business, the Company operated under one operating segment. Since November 21, 2004, the Company has segmented its operations based on management responsibility:  The Children’s Place stores and the Disney Stores. Direct administrative expenses are recorded by each segment. Shared services are not allocated, and principally include executive management, finance, real estate, human resources, legal and information technology services. Certain centrally managed functions such as distribution center expenses are allocated to each segment based upon management’s estimate of usage or other contractual means. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Shared service assets principally represent capitalized software and computer equipment. All other administrative assets are allocated between the two operating segments.

The following tables provide fiscal 2005 and fiscal 2004 segment level financial information (in millions):

	Year ended January 28, 2006
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$1,171.0	$497.7	$—	$1,668.7
Segment operating profit	170.0	(3.4)	(63.9)	102.7
Operating income as a percent of net sales	14.5%	(0.7)%	N/A	6.2%
Total assets	532.0	209.1	16.2	757.3
Capital expenditures	44.3	33.0	11.9	89.2

	Year ended January 29, 2005
	The Children’s Place	Disney Store (1)	Shared Services	Total Company
Net sales	$994.1	$163.4	$—	$1,157.5
Segment operating profit	109.0	6.1	(46.0)	69.1
Operating income as a percent of net sales	10.9%	3.7%	N/A	6.0%
Total assets	399.6	206.6	10.0	616.2
Capital expenditures	52.8	0.7	4.3	57.8

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

Revenues attributable to domestic and foreign operations were as follows (in millions):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
United States and Puerto Rico	$1,525.0	$1,068.5	$748.0
Canada	143.7	89.0	49.9
Total	$1,668.7	$1,157.5	$797.9

The Company’s long-lived assets, by geographic region, are comprised of net property and equipment, long-term deferred income taxes and other assets, and are as follows (in millions):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
	(As adjusted)	(As adjusted)
United States and Puerto Rico	$262.7	$196.1
Canada	32.7	26.5
Asia	1.9	1.4
Total	$297.3	$224.0

15.          QUARTERLY FINANCIAL DATA (UNAUDITED)

In the opinion of management, the unaudited condensed consolidated financial statements presented below contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements contained herein. Due to the seasonal nature of the Company’s business, the results of operations in any given interim period are not indicative of operating results for a full fiscal year.

The following tables summarize the quarterly condensed consolidated statements of income data for the periods indicated, giving effect to the restatement described above in Note 4—Retrospective Application of Construction Period Occupancy Costs (in thousands, except per share amounts):

	Fiscal Year Ended January 28, 2006
	First Quarter		Second Quarter
	(As reported)	(As adjusted)	(As reported)	(As adjusted)
Net sales	$369,217	$369,217	$318,750	$318,750
Gross profit	141,530	141,530	99,075	99,075
Selling, general and administrative expenses	112,021	113,424	116,096	117,892
Depreciation and amortization	12,875	12,124	13,271	12,496
Operating income (loss)	16,634	15,982	(30,292)	(31,313)
Net income (loss)	10,205	9,798	(18,274)	(18,911)
Basic net income (loss) per common share	$0.37	$0.36	$(0.66)	$(0.68)
Diluted net income (loss) per common share	$0.36	$0.34	$(0.66)	$(0.68)

	Fiscal Year Ended January 28, 2006
	Third Quarter(1)		Fourth Quarter
	(As reported)	(As adjusted)
Net sales	$441,051	$441,051	$539,718
Gross profit	185,168	185,168	235,467
Selling, general and administrative expenses	128,492	129,726	144,642
Depreciation and amortization	13,822	13,006	15,260
Operating income	42,854	42,436	75,565
Net income(1)	29,254	28,993	45,695
Basic net income per common share(1)	$1.05	$1.05	$1.64
Diluted net income per common share(1)	$1.02	$1.01	$1.57

	Fiscal Year Ended January 29, 2005
	First Quarter		Second Quarter
	(As reported)	(As adjusted)	(As reported)	(As adjusted)
Net sales	$225,779	$225,779	$189,165	$189,165
Gross profit	94,183	94,183	60,739	60,739
Selling, general and administrative expenses	62,680	63,579	64,238	65,174
Depreciation and amortization	12,622	11,961	12,830	12,143
Operating income (loss)	18,881	18,643	(16,329)	(16,578)
Net income (loss)	11,533	11,387	(9,911)	(10,065)
Basic net income (loss) per common share	$0.43	$0.42	$(0.37)	$(0.37)
Diluted net income (loss) per common share	$0.42	$0.41	$(0.37)	$(0.37)

	Fiscal Year Ended January 29, 2005
	Third Quarter		Fourth Quarter (2)
	(As reported)	(As adjusted)	(As reported)	(As adjusted)
Net sales	$280,496	$280,496	$462,108	$462,108
Gross profit	116,496	116,496	180,449	180,449
Selling, general and administrative expenses	74,016	74,930	129,146	130,035
Depreciation and amortization	13,000	12,297	13,383	12,648
Operating income	29,480	29,269	37,920	37,766
Net income(2)	17,683	17,553	23,975	23,881
Basic net income per common share(2)	$0.66	$0.65	$0.89	$0.88
Diluted net income per common share(2)	$0.65	$0.64	$0.85	$0.85

(1)          Third quarter of fiscal 2005 included an extraordinary gain of $1,665, or $0.06 per share, after taxes, resulting from the finalization of the difference between the fair value of the DSNA Business acquired versus the amount the Company paid (See Note 2—Acquisition of the DSNA Business.)

(2)          Fourth quarter included 10 weeks of operations for the Disney Store business, commencing November 21, 2004. Fourth quarter also included an extraordinary gain of $273, or $0.01 per share, after taxes, resulting from the difference between the fair value of the DSNA Business acquired versus the amount the Company paid (See Note 2—Acquisition of the DSNA Business.)

The following tables summarize the quarterly condensed consolidated balance sheet data for the periods indicated (in thousands):

	April 30, 2005		July 30, 2005		October 29, 2005
	(As reported)	(As adjusted)	(As reported)	(As adjusted)	(As reported)	(As adjusted)
Total current assets	$370,332	$370,322	$385,379	$385,379	$465,099	$465,099
Property and equipment, net	222,312	203,391	228,918	208,507	237,467	216,505
Total assets	605,534	593,912	627,027	614,299	717,084	703,963
Current liabilities	170,057	170,057	194,485	194,485	241,406	241,406
Total liabilities	277,355	276,895	308,125	307,196	366,730	365,669
Total stockholders’ equity	328,179	317,017	318,902	307,103	350,354	338,294

	May 1, 2004		July 31, 2004		October 30, 2004
	(As reported)	(As adjusted)	(As reported)	(As adjusted)	(As reported)	(As adjusted)
Total current assets	$216,919	$216,919	$207,501	$207,501	$226,548	$226,548
Property and equipment, net	211,989	194,416	212,298	194,383	221,410	203,282
Total assets	444,473	433,717	436,004	425,003	463,841	452,709
Current liabilities	90,030	90,030	88,832	88,832	96,924	96,924
Total liabilities	176,002	175,624	176,292	175,822	182,805	182,333
Total stockholders’ equity	268,471	258,093	259,712	249,181	281,036	270,376

The following tables summarize the quarterly year-to-date condensed consolidated statements of cash flows data for the periods indicated (in thousands):

	Thirteen Weeks Ended April 30, 2005		Twenty-Six Weeks Ended July 30, 2005		Thirty-Nine Weeks Ended October 29, 2005
	(As reported)	(As adjusted)	(As reported)	(As adjusted)	(As reported)	(As adjusted)
Cash flows provided by (used in) operating activities	$28,824	$27,421	$(7,700)	$(11,065)	$(19,515)	$(24,230)
Cash flows used in investing activities	(55,461)	(54,058)	(33,189)	(29,824)	(54,112)	(49,397)
Cash flows (used in) provided by financing activities	(31,460)	(31,460)	(2,895)	(2,895)	29,895	29,895

	Thirteen Weeks Ended May 1, 2004		Twenty-Six Weeks Ended July 31, 2004		Thirty-Nine Weeks Ended October 30, 2004
	(As reported)	(As adjusted)	(As reported)	(As adjusted)	(As reported)	(As adjusted)
Cash flows provided by (used in) operating activities	$22,459	$21,560	$(18,336)	$(20,194)	$14,257	$11,485
Cash flows used in investing activities	(34,011)	(33,112)	(4,556)	(2,698)	(25,036)	(22,264)
Cash flows provided by financing activities	1,792	1,792	2,078	2,078	2,696	2,696

16.          RELATED PARTY TRANSACTIONS

SKM Financial Advisory Services

In conjunction with a 1996 private placement, the Company sold common stock to two funds, the SK Equity Fund, L.P. and the SK Investment Fund, L.P. (collectively, the “SK Funds”) managed by Saunders, Karp & Megrue, L.P. (“SKM”). In addition, the Company entered into a management agreement with SKM which provided for the payment of an annual fee of approximately $0.2 million, payable quarterly in advance, in exchange for certain financial advisory services. This management agreement remained in effect until SKM or any of its affiliates’ total ownership of the Company’s common stock was less than 10% on a fully diluted basis. On November 18, 2004, the SK funds sold the Company’s common stock, which brought their ownership position to less than 10% on a fully diluted basis. Effective for fiscal 2005, the management agreement with SKM was no longer in effect. Pursuant to this management agreement, the Company incurred fees and expenses of approximately $0.2 million in each of the fiscal years 2004 and 2003.

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

Merchandise for Re-Sale

During fiscal 2005, the Company purchased approximately $0.3 million of footwear from Nina Footwear Corporation. Stanley Silverstein, who is a member of the Board of Directors and the father-in-law of Ezra Dabah, Chairman and CEO, owns Nina Footwear Corporation with his brother. In the opinion of the Company, the transactions with Nina Footwear Corporation were on terms no less favorable than could have been obtained from an unaffiliated third party.

Employment Agreements

The Company has entered into employment agreements with certain of its executives which provide for the payment of severance up to three times the executive’s salary and certain benefits following any termination without cause. These contracts commit the Company in the aggregate to approximately $4.1 million of employment termination costs, of which approximately $3.9 million represents severance payments.

Employment of Family Members

Ezra Dabah, Chairman and CEO, is the son-in-law of Stanley Silverstein, a member of the Board of Directors. Nina Miner, who is Mr. Silverstein’s daughter and Mr. Dabah’s sister-in-law, is employed by the Company as the Senior Vice President, Chief Creative Officer. The aggregate compensation for Mr. Dabah’s relatives that are employed by the Company (there were four such people in each of the last three fiscal years), including Ms. Miner, is as follows (in thousands, except share amounts):

Fiscal year ended:	Cash Compensation	Options Granted
January 28, 2006	$2,206	150,000
January 29, 2005	1,506	57,050
January 31, 2004	1,033	44,600

Fiscal 2005 cash compensation includes relocation and housing allowances provided to two of Mr. Dabah’s relatives who are currently directly employed by the Disney Store business.

Shareholder Receivable

In August, 1999, the Company incurred approximately $0.2 million in legal, accounting, printing and other costs for a secondary offering that was subsequently canceled. SKM, Ezra Dabah, Chairman and CEO, and Stanley Silverstein, who is a member of the Board of Directors and Mr. Dabah’s father-in-law, had agreed to reimburse the Company for these costs, which were included on the balance sheet as a component of other assets. The Company forgave approximately $8,000 of the shareholder receivable as part of a severance agreement with one of its former executives. As of April 15, 2004, SKM and Ezra Dabah reimbursed the Company approximately $0.2 million for their portions of the shareholder receivable. On March 7, 2005, Mr. Silverstein reimbursed the Company for the remaining $30,000 outstanding portion of the shareholder receivable.

17.          SUBSEQUENT EVENTS  (UNAUDITED)

Performance Awards

On January 30, 2006, under the 2005 Plan, restricted stock awards (“Performance Awards”) to be paid in the form of shares of common stock (“Performance Shares”) were granted to key executives (the “Participants”). The issuance of Performance Shares under each Performance Award will be contingent upon, among other things, meeting certain consolidated earnings per share and cumulative earnings targets designated by the Compensation Committee for the Company’s 2005, 2006 and 2007 fiscal years (the “Performance Period”). If these targets are met or exceeded during the Performance Period, the Participants may earn up to a maximum aggregate of approximately 1,200,000 Performance Shares at 200% (approximately 600,000 Performance Shares at 100%). Participants vest in the first 50% of the earned shares (those shares issuable if the performance targets are met or exceeded) at the end of fiscal 2007 and vest in the other 50% of the earned shares at the end of fiscal 2008. On January 30, 2006 and March 13, 2006, the Company granted Performance Awards for 500,891 shares, assuming the performance targets are met (100%).

Changes in Senior Management

On March 8, 2006, so that he may pursue other interests, Hiten Patel, Senior Vice President, Chief Financial Officer, announced his resignation effective as of April 15, 2006. Upon his resignation, Susan Riley, Senior Vice President, Finance, who joined the Company on March 13, 2006, will assume the responsibilities of Chief Financial Officer and will report directly to Ezra Dabah, Chairman and CEO.

On April 6, 2006, so that he may pursue other interests, Mario Ciampi, President, Disney Store North America, announced his resignation effective as of April 29, 2006. While the Company has not identified a successor, the Company is actively recruiting to fill the position. In the interim, Ezra Dabah, Chairman and CEO, will assume responsibilities for the Disney Store business.

For these and other employee separations, the Company estimates it will record approximately $1.2 million in severance and related expenses in the first quarter of fiscal 2006.

Amendments to Credit Facilities

On April 11, 2006, the Company amended the Amended Loan Agreement and the Hoop Loan Agreement. The Amended Loan Agreement was amended to permit unused capital expenditure covenant capacity from one year to roll to the subsequent year, thus increasing the capital expenditure limitations. The Hoop Loan Agreement was similarly amended. Further, the Hoop Loan Agreement amendment converts the borrowing base calculation from the cost method to the Company’s retail inventory method and releases liens on certain assets.

(a)(2) Financial Statement Schedules

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JANUARY 28, 2006, JANUARY 29, 2005 AND JANUARY 31, 2004
(in thousands)

COLUMN A	COLUMN B	COLUMN C—ADDITIONS		COLUMN D	COLUMN E
	Balance at beginning of year	Charged to expenses	Charged to other accounts	Deductions	Balance at end of year
Inventory markdown reserve(1)
Year ended January 28, 2006	$3,776	$1,695	$0	$(3,117)	$2,353
Year ended January 29, 2005	1,614	2,754	0	(592)	3,776
Year ended January 31, 2004	1,402	606	0	(394)	1,614

(1)          Represents reserves to reflect merchandise inventories at realizable value.

(a)(3) Exhibits

Exhibit	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company.
3.2*	Amended and Restated By-Laws of the Company.
4.1*	Form of Certificate for Common Stock of the Company.
9.1*	Amended and Restated Stockholders Agreement, dated as of September 18, 1997.
10.1*	1996 Stock Option Plan of The Children’s Place Retail Stores, Inc.
10.2*	1997 Stock Option Plan of The Children’s Place Retail Stores, Inc.
10.3*	The Children’s Place Retail Stores, Inc. 401(k) Plan.
10.4*	Form of The Children’s Place Retail Stores, Inc. Employee Stock Purchase Plan.
10.8*	Employment Agreement dated as of June 27, 1996 between the Company and Ezra Dabah.
10.10*	Form of Indemnification Agreement between the Company and the members of its Board of Directors.
10.12*	Form of Amended and Restated Registration Rights Agreement, dated as of September 18, 1997.
10.17*	Buying Agency Agreement dated September 17, 1996 between the Company and KS Best International.
10.20**	Lease for a distribution center and corporate headquarters facility between the Company and Hartz Mountain Associates, dated June 30, 1998.
10.21**	Software Purchase and license agreement between the Company and Trimax Inc. dated August 14, 1998.
10.22***	Amendment to a lease for a distribution center and corporate headquarters facility between the Company and Hartz Mountain Associates, dated November 20, 1998.
10.25‡	Lease Agreement between the Company and Haven Gateway LLC, dated as of August 17, 2000.
10.26‡	Lease Agreement between the Company and Hartz Mountain Associates, dated as of October 31, 2000.
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

10.38(3)	License and Conduct of Business Agreement dated as of November 21, 2004 by and among TDS Franchising, LLC, The Disney Store, LLC and The Disney Store (Canada) Ltd.

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

10.42(5)

Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated April 12, 2005 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories, thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent.

10.43(6)

Third Amendment to Fourth Amended and Restated Loan and Security Agreement, dated July 29, 2005 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent.

10.44(7)	Letter Agreement dated May 17, 2005 modifying certain terms of Mr. Dabah’s Employment Agreement dated June 27, 1996.
10.45(7)	Letter Agreement dated May 17, 2005 modifying certain terms of Mr. Goldberg’s Amended and Restated Employment Agreement dated January 22, 2004.
10.46	Letter Agreement dated April 6, 2006 amending the Internet start date among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC.
10.47

Fourth Amendment to Fourth Amended and Restated Loan and Security Agreement, dated April 11, 2006 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Finance, LLC, as agent.

10.48

First Amendment to Loan and Security Agreement dated as of April 11, 2006 between Hoop Retail Stores, LLC, as borrower; Hoop Canada Holdings, Inc., as guarantor; Hoop Canada, Inc., as secondary guarantor; the financial institutions named therein; and Wells Fargo Retail Finance, LLC, as agent.

10.49	Letter Agreement dated April 5, 2006 amending the refurbishment commitment among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC.
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31	Section 302 Certifications
32	Section 906 Certifications

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

(4)          Previously filed in the Company’s Annual Report on Form 10-K dated April 14, 2005.

(5)          Incorporated by reference to registrant’s quarterly report on Form 10-Q for the period ended April 30, 2005. Exhibit 10.42 was previously filed as Exhibit 10.1 in such quarterly report.

(6)          Previously filed on Form 8-K dated July 29, 2005.

(7)          Incorporated by reference to registrant’s quarterly report on Form 10-Q for the period ended July 30, 2005. Exhibit 10.44 was previously filed as Exhibit 10.2 in such quarterly report. Exhibit 10.45 was previously filed as Exhibit 10.3 in such quarterly report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE RETAIL STORES, INC.
By:	/s/ EZRA DABAH
Ezra Dabah
Chairman of the Board and
Chief Executive Officer
April 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EZRA DABAH	Chairman of the Board of Directors	April 11, 2006
Ezra Dabah	and Chief Executive Officer
(Principal Executive Officer)
/s/ HITEN D. PATEL	Senior Vice President and Chief	April 11, 2006
Hiten D. Patel	Financial Officer (Principal Financial
and Accounting Officer)
/s/ CHARLES CROVITZ	Director	April 11, 2006
Charles Crovitz
/s/ MALCOLM ELVEY	Director	April 11, 2006
Malcolm Elvey
/s/ ROBERT FISCH	Director	April 11, 2006
Robert Fisch
/s/ SALLY FRAME KASAKS	Director	April 11, 2006
Sally Frame Kasaks
/s/ STANLEY SILVERSTEIN	Director	April 11, 2006
Stanley Silverstein