Form 10-Q
period 2006-04-29
CHILDRENS PLACE RETAIL STORES INC
filed 2006-06-06
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of a “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer         ☒               Accelerated filer           ☐          Non-accelerated filer           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of June 2, 2006 was 28,803,317 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 29, 2006

TABLE OF CONTENTS

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II—Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

PART I.     FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	April 29,	January 28,	April 30,
	2006	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$175,752	$173,323	$106,467
Investments	—	—	42,515
Cash and investments	175,752	173,323	148,982
Accounts receivable	35,301	28,971	21,248
Inventories	215,326	214,702	158,200
Prepaid expenses and other current assets	42,902	42,998	41,902
Total current assets	469,281	459,994	370,332
Long-term assets:
Property and equipment, net	260,318	248,628	203,391
Deferred income taxes	48,711	43,492	16,683
Other assets	4,818	5,206	3,506
Total assets	$783,128	$757,320	$593,912
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Accounts payable	$92,300	$82,826	$86,943
Income taxes payable	12,544	49,078	9,604
Accrued expenses, interest and other current liabilities	91,853	94,160	73,510
Total current liabilities	196,697	226,064	170,057
Long-term liabilities:
Deferred rent liabilities	110,244	105,560	93,490
Other long-term liabilities	37,429	32,830	13,348
Total liabilities	344,370	364,454	276,895

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 28,721,213 shares, 27,954,386 shares and 27,457,722 shares issued and outstanding, at April 29, 2006, January 28, 2006 and April 30, 2005, respectively	2,872	2,796	2,746
Additional paid-in capital	164,154	134,372	118,514
Accumulated other comprehensive income	8,942	8,249	4,081
Retained earnings	262,790	247,449	191,676
Total stockholders’ equity	438,758	392,866	317,017
Total liabilities and stockholders’ equity	$783,128	$757,320	$593,912

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Net sales	$426,509	$369,217
Cost of sales	258,926	227,687

Gross profit	167,583	141,530
Selling, general and administrative expenses	129,430	113,424
Depreciation and amortization	14,207	12,124

Operating income	23,946	15,982
Interest income, net	877	95

Income before income taxes	24,823	16,077
Provision for income taxes	9,482	6,279
Net income	$15,341	$9,798

Basic net income per common share	$0.54	$0.36

Basic weighted average common shares outstanding	28,242	27,383

Diluted net income per common share	$0.52	$0.34

Diluted weighted average common shares and common share equivalents outstanding	29,410	28,611

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,341	$9,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,207	12,124
Deferred financing fee amortization	95	85
Amortization of lease buyouts	32	—
Loss on disposals of property and equipment	200	26
Equity compensation expense	2,950	—
Deferred taxes	(5,219)	(383)
Deferred rent and lease incentives	(2,767)	(1,655)
Deferred royalty, net	4,052	3,292
Changes in operating assets and liabilities:
Accounts receivable	(6,271)	2,714
Inventories	(70)	3,595
Prepaid expenses and other current assets	212	(782)
Other assets	275	(473)
Accounts payable	6,454	9,117
Income taxes payable	(36,534)	(5,174)
Accrued expenses, interest and other current liabilities	(2,974)	(9,881)
Deferred rent liabilities	7,451	4,504
Other liabilities	547	514
Total adjustments	(17,360)	17,623
Net cash (used) provided by operating activities	(2,019)	27,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(22,202)	(11,543)
Purchase of investments	—	(52,515)
Sale of investments	—	10,000
Other investing activities	(11)	—
Net cash used in investing activities	(22,213)	(54,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	17,148	5,808
Excess tax benefit for stock option exercises	9,760	—
Borrowings under revolving credit facility	49,114	157,302
Repayments under revolving credit facility	(49,114)	(194,570)
Net cash provided (used) by financing activities	26,908	(31,460)
Effect of exchange rate changes on cash	(247)	(632)
Net decrease in cash and cash equivalents	2,429	(58,729)
Cash and cash equivalents, beginning of period	173,323	165,196
Cash and cash equivalents, end of period	$175,752	$106,467

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest	$11	$187
Cash paid during the period for income taxes	41,796	11,893
Non-cash investing activity	3,020	—

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information. Certain information and footnote disclosures required by US GAAP for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of January 28, 2006. These financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended January 28, 2006 included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended April 29, 2006 and April 30, 2005 are not necessarily indicative of operating results for a full fiscal year.

2.       EQUITY COMPENSATION

The Company maintains several equity compensation plans. The Company has granted stock options under its 1996 Stock Option Plan (the “1996 Plan”), its 1997 Stock Option Plan (the “1997 Plan”) and its 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan, which was approved at the June 23, 2005 Annual Meeting of Stockholders, enabled the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors to grant multiple forms of equity compensation such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards. In connection with the adoption of the 2005 Plan, the Compensation Committee agreed not to issue any additional stock options under the 1996 Plan or the 1997 Plan and to limit the aggregate grant of awards under the 2005 Plan during fiscal years 2005, 2006 and 2007 to less than 2.5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the 2005, 2006, and 2007 fiscal years, respectively. The Company also has an Employee Stock Purchase Plan (the “ESPP”), in which participants purchase stock at 95% of fair market value, which is deemed to be non-compensatory.

On January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS 123R”), “Accounting for Share-Based Payments,” using the modified prospective method. Under this method, prior periods are not restated. The Company uses the Black-Scholes option model, which requires extensive use of accounting judgment and financial estimates, including estimates of how long an associate will hold their vested stock option before exercise, the estimated volatility of the Company’s common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in the Company’s financial statements. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, as of the effective date.

Prior to the adoption of SFAS 123R, the Company had accounted for its stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”) under the intrinsic value method described in the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related accounting interpretations. Accordingly, since stock options were granted at prices that equaled or exceeded their estimated fair market value at the date of the grant, no compensation expense was recognized at the date of the grant.

In the fourth quarter of fiscal 2005, the Company accelerated the vesting of approximately 2.1 million stock options, excluding approximately 348,000 options held by non-executive members of the Board of Directors and certain executives of the Company, in order to minimize the impact of past option grants on future operating results.

In prior years, equity compensation for key management consisted only of stock option awards. Upon consideration of several factors, including the anticipated impact of SFAS 123R, the Company began to award key management performance awards (“Performance Awards”) in fiscal 2006.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the thirteen weeks ended April 29, 2006, under the 2005 Plan, Performance Awards to be paid in the form of shares of common stock (“Performance Shares”) were granted to key management (the “Participants”). The issuance of Performance Shares under each Performance Award is contingent upon, among other things, meeting certain consolidated earnings per share and cumulative earnings targets designated by the Compensation Committee for the Company’s 2005, 2006 and 2007 fiscal years (the “Performance Period”). During the thirteen weeks ended April 29, 2006, the Company granted Performance Awards relating to a target number of 511,500 Performance Shares at 100%. If these targets are met or exceeded, the Participants may earn up to a maximum aggregate of approximately 1,023,000 Performance Shares at 200%. Participants vest in the first 50% of the earned shares (those shares issuable if the performance targets are met or exceeded) at the end of fiscal 2007 and vest the other 50% of the earned shares at the end of fiscal 2008. During the thirteen weeks ended April 29, 2006, the Company recorded equity compensation expense of approximately $2.3 million for its Performance Awards, assuming targets are met at 100%. The Performance Awards were valued at the fair value of the related Performance Shares on the date of the grant, have a weighted average grant date fair value of $45.18 and are being expensed on a straight-line basis over the vesting period described above, which ends in 2.8 years at the end of fiscal 2008. Total unrecognized equity compensation expense related to the Performance Awards approximated $20.8 million as of April 29, 2006.

As a result of the adoption of SFAS 123R, the Company recognized approximately $0.7 million in incremental equity compensation expense during the thirteen weeks ended April 29, 2006 related to stock options granted under the 1996 Plan and the 1997 Plan. Accordingly, net income was reduced by approximately $0.4 million, and basic and diluted net income per common share was reduced by approximately $0.01 per share. The deferred income tax related benefit approximated $1.2 million during the thirteen weeks ended April 29, 2006.

Prior to the adoption of SFAS 123R, the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Stock Option.” SFAS 123R now requires the Company to reflect the tax savings resulting from tax deductions in excess of expense in its financial statements as a financing cash flow. As a result, cash provided by operating activities decreased by approximately $9.8 million and cash flow provided by financing activities increased by $9.8 million related to excess tax benefits from the Company’s equity compensation plans.

The following table details the effect on net income and earnings per share had equity compensation expense been recorded in the thirteen weeks ended April 30, 2005 based on the fair value method under SFAS 123 (in thousands):

Thirteen Weeks Ended April 30, 2005
Net income:
As reported	$9,798
Deduct:
Total stock-based compensation expense determined under fair value method for all awards net of related tax effects	(1,773)
Proforma	$8,025

Earnings per common share:
Basic — as reported	$0.36
Basic — proforma	$0.29

Diluted — as reported	$0.34
Diluted — proforma	$0.29

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Options granted under the 1996 Plan, the 1997 Plan and the 2005 Plan (“the Plans”) have exercise prices that may not be less than the fair market value of the underlying shares at the date of the grant. The Plans also contain certain provisions that require the exercise price of stock options granted to stockholders owning greater than 10% of the Company be at least 110% of the fair market value of the underlying shares. The maximum term of options granted is ten years. Unless otherwise specified by the Compensation Committee of the Board of Directors, options granted prior to April 2005, under the 1996 Plan and the 1997 Plan, vest at 20% a year over a five-year period and options granted under the 1997 Plan and the 2005 Plan subsequent to April 2005 vest at 25% a year over a four-year period. In accordance with SFAS 123R, the Company recognizes equity compensation expense for its stock options on a straight-line basis.

Changes in the Company’s stock options for the thirteen weeks ended April 29, 2006 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding, beginning of quarter	3,494	$28.34
Granted (1)	3	46.24
Exercised (2)	(760)	22.17
Forfeited	(4)	33.52
Options outstanding, end of quarter	2,733	$30.06	7.5	$82,032
Options exercisable, end of quarter	2,417	$29.81	7.4	$77,278

(1)                The weighted average fair value of options granted was $19.06.

(2)                The aggregate intrinsic value of exercised stock options was approximately $25.6 million.

Changes in the Company’s unvested stock options for the thirteen weeks ended April 29, 2006 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested options, beginning of quarter	393	$15.12
Granted	3	19.06
Vested	(80)	15.50
Forfeited	0	—
Unvested options, end of quarter	316	$15.06

Total unrecognized equity compensation expense related to nonvested stock options approximated $4.2 million as of April 29, 2006, which will be recognized over a weighted average period of approximately 2.6 years. During the thirteen weeks ended April 29, 2006, the Company accelerated 10,000 options. The equity compensation expense associated with this acceleration approximated $0.2 million.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair value of stock options has been estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Dividend yield	0%	0%
Risk-free interest rate	4.5%	3.9%
Expected volatility	41.4%	45.2%
Expected life, in years	4.8 years	4.8 years

The expected life of 4.8 years used in the Black-Scholes calculation is based on a Monte Carlo simulation incorporating a forward-looking stock price model and a historical model of employee exercise and post-vest forfeiture behavior. Expected volatility is based on a 50:50 blend of the historical and implied volatility with a two-year look back, on the date of each grant. The two-year look back is shorter than the expected term because of the Disney Store acquisition in fiscal 2004. The risk-free interest rate is based on the risk-free rate corresponding to the grant date and expected term.

3.       LICENSE AGREEMENT WITH DISNEY

On November 22, 2004, the Company acquired 313 Disney Stores (the “DSNA Business”), consisting of all existing Disney Stores in the United States and Canada, other than “flagship” stores and certain stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business. Subsequently, the Company acquired two Disney Store flagship stores, one in Chicago, Illinois and the other in San Francisco, California. The Company’s subsidiaries conducting the Disney Store business are referred to interchangeably and collectively as the “Hoop Operating Entities.” For clarification, the DSNA Business refers to the business the Company acquired from Disney on November 21, 2004, whereas the “Disney Store business’’ refers to the Disney Store business the Company operated since the acquisition.

In conjunction with the acquisition of the DSNA Business, the Company entered into a Guaranty and Commitment (the “Guaranty and Commitment”), pursuant to which the Company invested $50 million in the Hoop Operating Entities concurrently with the acquisition and agreed to invest up to an additional $50 million to enable the Hoop Operating Entities to comply with their obligations under the license and conduct of business agreement with Disney (the “License Agreement”) and otherwise fund the operations of the Hoop Operating Entities. To date, the Company has not been required to invest any of the additional $50 million in the Hoop Operating Entities. The Company also agreed to guarantee the payment and performance of the Hoop Operating Entities (for their royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

Under the License Agreement entered into in November 2004, the Hoop Operating Entities have the right to use certain Disney intellectual property, subject to Disney approval, in the DSNA Business in exchange for ongoing royalty payments. Pursuant to the terms of the License Agreement, the Hoop Operating Entities operate retail stores in North America using the “Disney Store” name and contract to manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future. The initial term of the License Agreement is 15 years and, if certain financial performance and other conditions are satisfied, the License Agreement may be extended at the Company’s option for up to three additional ten-year terms. The Hoop Operating Entities will make royalty payments to Disney beginning in November 2006 equal to 5% of net sales at physical Disney Store retail locations, subject to an additional royalty holiday with respect to a limited number of stores. Beginning in April 2007, the Hoop Operating Entities plan to operate the www.disneystore.com Internet store, which will feature a select assortment of merchandise offered in the physical retail locations. The License Agreement provides for the Company to pay a 9% royalty on Internet sales, and in some instances, a 10% royalty.

Beginning in fiscal 2007, under the License Agreement, the royalty payments are also subject to minimum royalties. The minimum royalty payment is computed as the greater of:

•                  60% of the royalty that would have been payable under the terms of the License Agreement for acquired stores in the base year, which was the year ended October 2, 2004, as if the License Agreement had been in effect in that year, increased at the rate of the Consumer Price Index, or

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

•                  approximately $61.9 million which represents a portion of the purchase price paid by the Company to Disney (limited to cumulative cash flows, as defined, since the date of the acquisition; and

•                  certain other dividend payments, subject to satisfaction of certain additional operating conditions, and limited to 50% of cumulative cash flows up to $90 million, and 90% of cumulative cash flows thereafter (provided that at least $90 million of cash and cash equivalents is maintained at the Hoop Operating Entities).

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

In addition, under the License Agreement, as amended, the Company is committed to remodel by January 1, 2009 a minimum of approximately 160 of the 313 stores acquired as of the Closing Date. As of April 29, 2006, 33 remodels have been completed. This remodel commitment is subject to revision depending upon what actions management takes regarding, among other things, the timing and nature of lease renewals for acquired stores. Due to the varying cost of each remodel and changes to the prototype that are being considered by the Company, the Company is unable to reasonably quantify the total commitment amount or timing of these remodels.

There were no royalty amounts due or paid under the License Agreement during the thirteen weeks ended April 29, 2006 and the thirteen weeks ended April 30, 2005. During the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company accrued $4.1 million and $3.3 million, respectively, for royalty expense and had an accrued royalty liability on its balance sheet of $31.2 million and $10.4 million as of April 29, 2006 and April 30, 2005, respectively.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.       NET INCOME PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Net income	$15,341	$9,798
Basic shares	28,242	27,383
Dilutive effect of stock options	1,168	1,228
Dilutive shares	29,410	28,611

The calculation of diluted earnings per share for the thirteen weeks ended April 29, 2006 does not include options to purchase approximately 38,000 shares of common stock due to their antidilutive effect. The computations of diluted earnings per share for the thirteen weeks ended April 30, 2005 includes all common stock equivalents.

5.       COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Net income	$15,341	$9,798
Translation adjustments	693	(857)
Comprehensive income	$16,034	$8,941

6.       INVESTMENTS

Investments at April 30, 2005 consisted of auction rate securities, which are securities earning income at a rate that is periodically reset, typically within 35 days. These securities are classified as “available-for-sale” securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, these investments are recorded at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity, net of tax. Realized gains and losses and investment income are included in earnings. At April 30, 2005, the auction rate securities had contractual ultimate maturities ranging from 2015 through 2034. These investments were recorded in current assets since they were utilized in operations within a year of the balance sheet date.

7.       CREDIT FACILITIES

Amended Loan Agreement

In October 2004, the Company amended and restated its credit facility (“the Amended Loan Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), as syndicated agent, partly in connection with its acquisition of the Disney Store retail chain. The Amended Loan Agreement provides for borrowings up to $130 million (including a sublimit for letters of credit of $100 million). The term of the facility ends on November 1, 2007 with successive one-year renewal options. The amount that could be borrowed under the credit facility depends on the Company’s level of inventory and accounts receivable.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The Company had no outstanding borrowings under its Amended Loan Agreement as of April 29, 2006 and had letters of credit outstanding of $64.6 million. The average loan balance during the thirteen weeks ended April 29, 2006 was approximately $469,000 and the average interest rate was 7.6%. The maximum outstanding letters of credit were $64.8 million during the thirteen weeks ended April 29, 2006. Availability under the Amended Loan Agreement as of April 29, 2006 was $58.8 million.

The Amended Loan Agreement also contains covenants, which include limitations on the Company’s annual capital expenditures, the maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. Noncompliance with these covenants can result in additional fees, could affect the Company’s ability to borrow, or could require the Company to repay the outstanding balance. As of April 29, 2006, the Company was not aware of any violations of its covenants under the Amended Loan Agreement.

Hoop Loan Agreement

As of November 21, 2004, the domestic Hoop Operating Entity entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) with certain financial institutions and Wells Fargo, as administrative agent, establishing a senior secured credit facility for the Hoop Operating Entities. The Hoop Loan Agreement provides for borrowings up to $100 million (including a sub-limit for letters of credit of $90 million). The term of the facility extends until November 21, 2007. Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at the Hoop Operating Entities’ option, the LIBOR rate plus a pre-determined margin. The prime rate margin is 0.25% and the LIBOR margin is 2.0% or 2.25%, depending on the United States Hoop Operating Entity’s level of excess availability from time to time. The unused line fee is 0.30%.

The Hoop Loan Agreement contains various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of intercompany dividends and indebtedness. Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of Hoop USA. Borrowings and letters of credit under the Hoop Loan Agreement are used by the Hoop Operating Entities for working capital purposes for the Disney Store business.

There were no borrowings under the Hoop Loan Agreement as of April 29, 2006. During the thirteen weeks ended April 29, 2006, there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours. The average balance during the thirteen weeks ended April 29, 2006 was approximately $287,000 and the average interest rate was 7.8%. The maximum outstanding letters of credit were $27.1 million during the thirteen weeks ended April 29, 2006. Letters of credit outstanding as of April 29, 2006 were $23.9 million and availability as of April 29, 2006 was $27.1 million. The interest rate charged under the Hoop Loan Agreement was 8.0% as of April 29, 2006. As of April 29, 2006, the Company was not aware of any violations of its covenants under the Hoop Loan Agreement.

Letter of Credit Fees

Letter of credit fees approximated $0.2 million and $0.2 million in the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. Letter of credit fees are included in cost of goods sold.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8.       LITIGATION

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

9.       INCOME TAXES

The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between financial statement and income tax basis of assets and liabilities. Deferred tax assets and liabilities are comprised largely of book tax differences relating to depreciation, rent expense, inventory and various accruals and reserves. The income tax provision recorded for the thirteen weeks ended April 29, 2006 reflects the Company’s estimated expected annual effective tax rate of 38.2%.

As of April 29, 2006, the Company has not made a U.S. tax provision on approximately $28 million of unremitted earnings of its international subsidiaries. These earnings are currently expected to be reinvested overseas to fund expansion in Asia and other foreign markets. Accordingly, the Company has not provided any provision for income tax in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements.

10.    SEGMENT INFORMATION

After the acquisition of the DSNA Business, the Company began to report segment data based on management responsibility: The Children’s Place stores, Disney Stores and Shared Services. Direct administrative expenses are recorded by each segment. Shared services are not allocated and principally include executive management, finance, real estate, human resources, legal and information technology services. Certain centrally managed functions such as distribution center expenses are allocated based on management’s estimate of usage or other contractual means. The Company periodically reviews these allocations and adjusts them based on changes in circumstances. Shared service assets principally represent capitalized software and computer equipment. All other administrative assets are allocated between the two operating segments.

Segment operating profit for the thirteen weeks ended April 30, 2005 has been adjusted from previous disclosure by increasing The Children’s Place segment operating profit and increasing the Shared Services operating loss by $4.5 million to correct allocations of expense between the two segments. The following tables provide segment level financial information for the thirteen weeks ended April 29, 2006 and April 30, 2005 (dollars in millions):

	Thirteen Weeks Ended April 29, 2006
	The Children’s Place	Disney Store	Shared Services	Total Company

Net sales	$322.0	$104.5	—	$426.5
Segment operating profit (loss)	52.5	(6.5)	(22.1)	23.9
Operating income (loss) as a percent of net sales	16.3%	(6.2)%	N/A	5.6%

Total assets	550.7	214.9	17.5	783.1
Capital expenditures	8.1	11.0	3.1	22.2

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Thirteen Weeks Ended April 30, 2005
	The Children’s Place	Disney Store	Shared Services	Total Company

Net sales	$280.7	$88.5	—	$369.2
Segment operating profit (loss)	48.0	(14.0)	(18.0)	16.0
Operating income (loss) as a percent of net sales	17.1%	(15.8)%	N/A	4.3%

Total assets	388.1	195.9	9.9	$593.9
Capital expenditures	9.5	1.4	0.6	11.5

11.    SUBSEQUENT EVENTS

Emerson Lane Space

On May 3, 2006, the Company entered into a lease agreement with Hartz Mountain Metropolitan (“Hartz”) for 245,000 square feet of office space at 2 Emerson Lane, Secaucus, New Jersey (the “Emerson Lane Space”) in a building about a mile away from the Company’s current corporate headquarters. The Company plans to move its corporate headquarters into the Emerson Lane Space as soon as practicable after the completion of certain improvements. Accordingly, effective with the move into the Emerson Lane Space, the Company will terminate its current lease agreements with Hartz for offices located at 900 Secaucus Road, Secaucus, New Jersey and office and warehouse space located at 915 Secaucus Road, Secaucus, New Jersey, (the “Terminated Space”). This lease has an initial term of fifteen years, with an option to renew for an additional ten years with another option at the end of those ten years for an additional five years, at the then-prevailing market rental value for comparable rentable property in the same area. Under the lease, the Company is obligated to make monthly rent payments of approximately $154,000 for the first five years of the lease, beginning in March 2007. In the sixth year of the lease, the monthly rent payments will be reduced to approximately $118,000 and will gradually increase each year thereafter to a maximum of approximately $151,000 in the fifteenth year. In addition, if Hartz is able to lease the Terminated Space for greater than a specified amount for each year through 2012, the Company will receive a corresponding rent credit on the Emerson Lane Space. The Company also has a right of first refusal to occupy the remaining 37,299 square feet in the building. The Company estimates its obligation over the initial term to approximate $25.2 million. During the second quarter of fiscal 2006, the Company plans to re-assess the remaining useful lives of its assets in the Terminated Space in conjunction with the development of its plans to move to the Emerson Lane Space.

Executive Employment Agreements

On May 12, 2006, the Company entered into amended and restated employment agreements with Ezra Dabah, the Company’s Chairman of the Board and Chief Executive Officer, and Neal Goldberg, the Company’s President.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, the discussions of the Company’s operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of the Company’s Annual Report on Form 10-K for the year ended January 28, 2006. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, filed with the Securities and Exchange Commission.

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

Our policy with respect to gift cards is to record revenue as gift cards are redeemed for merchandise. Prior to their redemption, unredeemed gift cards for The Children’s Place business are recorded as a liability, included within accrued expenses and other current liabilities. We record breakage on our gift card liability using the assessment of an administration fee to determine gift card expiration, where permitted by state. The breakage is recorded as a credit to selling, general and administrative expenses. For Disney Store, we act as an agent on behalf of a subsidiary of The Walt Disney Company for gift cards sold to customers. Therefore, we do not record a customer gift card liability for the Disney Store. However, we recognize a trade payable to Disney for the net purchases of Disney gift cards.

We offer a private label credit card to our Children’s Place customers that provides a discount on future purchases once a minimum annual purchase threshold has been exceeded. We estimate the future discounts to be provided based on prior year history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. We defer a proportionate amount of revenue from customers based on an estimated value of future discounts. We recognize such deferred revenue as future discounts are taken on sales above the annual minimum. This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege. All deferred revenue is recognized by the end of the fiscal year, as our private label customers must earn the discount privilege on an annual basis, and such privilege expires prior to our fiscal year end. As of April 29, 2006, approximately $708,000 in revenue has been deferred and will be recognized over the remainder of fiscal 2006.

We have also offered certain non-private label customers a $10 coupon off every $75 they spend. As of April 29, 2006, we have deferred approximately $204,000 in revenue for coupons earned and partially earned, less an estimate for breakage.

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

We adjust our inventory balance sheet based on an annual physical inventory and we estimate our shrinkage rate based on the historical results of our physical inventories in consideration of current year facts and circumstances. To the extent our shrinkage is not adequate, we would be required to reduce our gross profits and operating results.

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

The royalty percentage does not increase over the initial 15 year term of the License Agreement. The License Agreement provides for us to pay a 9% royalty on Internet sales, and in certain instances, 10%. In fiscal 2006, we expect net royalty expense to approximate 4.3% of Disney Store net sales.

Insurance and Self-Insurance Liabilities — Based on our assessment of risk and cost efficiency, we self-insure and purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as director’s and officer’s liability, vehicle liability and employee medical benefits. We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. While we believe that our risk assessments are appropriate, to the extent that future occurrences and claims differ from our historical experience, additional charges for insurance may be recorded in future periods.

Stock Options — On January 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS 123R”), “Accounting for Share-Based Payments,” using the modified prospective method. Under this method, prior periods are not restated. We use the Black-Scholes option model, which requires extensive use of accounting judgment and financial estimates, including estimates of how long an associate will hold their vested stock option before exercise, the estimated volatility of the Company’s common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in our financial statements. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, as of the effective date.

Prior to the adoption of SFAS 123R, we had accounted for our stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”) under the intrinsic value method described in the provisions of Accounting Principles Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related accounting interpretations.

Accordingly, since stock options were granted at prices that equaled or exceeded their estimated fair market value at the date of the grant, no compensation expense was recognized at the date of the grant.

As a result of the adoption of SFAS 123R, we recognized approximately $0.7 million in incremental equity compensation expense related to our stock option plans. Accordingly, net income was reduced by approximately $0.4 million, and basic and diluted net income per common share was reduced by approximately $0.01 per share. The deferred income tax related benefit from our equity compensation plans approximated $1.2 million during the thirteen weeks ended April 29, 2006.

Impairment of Assets — We periodically evaluate each store’s performance and measure the carrying value of each location’s fixed assets, principally leasehold improvements and fixtures, versus its projected cash flows. Due to the seasonality of our business, we evaluate our store’s performance for impairment primarily after the third and fourth quarters. An impairment loss is recorded if the projected future cash flows are insufficient to recapture the net book value of their assets. To the extent our estimates of future cash flows are incorrect, additional impairment charges may be recorded in future periods.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	60.7	61.7

Gross profit	39.3	38.3
Selling, general and administrative expenses	30.3	30.7
Depreciation and amortization	3.3	3.3

Operating income	5.6	4.3
Interest income, net	0.2	—

Income before income taxes	5.8	4.4
Provision for income taxes	2.2	1.7
Net income	3.6%	2.7%

Number of stores, end of period	1,125	1,059

Table may not add due to rounding.

Thirteen Weeks Ended April 29, 2006 (the “First Quarter 2006”) Compared to Thirteen Weeks Ended April 30, 2005 (the “First Quarter 2005”)

Net sales increased by $57.3 million, or 16%, to $426.5 million during the First Quarter 2006 from $369.2 million during the First Quarter 2005. Net sales include $322.0 million in net sales from The Children’s Place business, which represented a 15% increase over the $280.7 million in net sales reported in the First Quarter 2006, and $104.5 million in net sales from the Disney Store business, which represented an 18% increase over the $88.5 million in net sales reported in First Quarter 2005. Consolidated comparable store sales increased 9% and contributed $31.6 million of our net sales increase in the First Quarter 2006. Net sales for our new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $25.7 million. Comparable store sales increased 8% for the Children’s Place business as compared to a 13% comparable store sales increase in the First Quarter 2005. Disney Stores reported a 14% comparable store sales increase. First Quarter 2006 is the first full quarter in which the Disney Stores are included in our comparable store sales.

During the First Quarter 2006, we opened eight The Children’s Place stores. In addition, we closed two stores (one The Children’s Place and one Disney Store) during the First Quarter 2006.

Our 8% comparable store sales increase for The Children’s Place business was primarily the result of a 6% increase in the number of comparable store sales transactions and a 2% increase in our average dollar transaction size. Our increased dollar transaction size was driven by an increase in the number of items sold in each transaction. Retail prices were approximately equal to last year. During the First Quarter 2006, we achieved comparable store sales increases in The Children’s Place business across all geographical regions, departments and store types. Our Southwest, Canada, Rocky Mountain and West regions reported the strongest comparable store sales increases.

For the Disney Store, our 14% comparable store sales increase was primarily the result of a 10% increase in our average dollar transaction size and a 4% increase in the number of comparable store sales transactions. Our increase in dollar transaction size was primarily driven by an increase in the number of items sold in each transaction, partially offset by lower prices in the First Quarter 2006 as compared with the First Quarter 2005. All geographical regions and store types experienced comparable store sales increases. By department, hardlines and softlines experienced comparable store sales  increases, partially offset by a comparable store sales decline in media which primarily reflects the strong consumer response to “The Incredibles” DVD release during the First Quarter 2005.

Gross profit increased by $26.1 million to $167.6 million during the First Quarter 2006 from $141.5 million during the First Quarter 2005. As a percentage of net sales, gross profit increased 1.0% to 39.3% during the First Quarter 2006 from 38.3% during the First Quarter 2005. The increase in consolidated gross profit, as a percentage of net sales, resulted from the leveraging of occupancy and buying costs of 1.1%, and a higher initial markup of 0.9%, partially offset by higher markdowns of 1.0%. Higher markdowns in The Children’s Place business were partially offset by lower markdowns at the Disney Stores. We also experienced higher distribution costs primarily associated with our new distribution facility. During Fiscal 2005, the sell through of Disney Store inventory that was acquired from The Walt Disney Company unfavorably impacted gross margin by $1.2 million, or 0.3% of net sales. In accounting for the acquisition of the Disney Stores, we were required to write-up acquired inventory to fair value from the value determined under the retail inventory method.

Selling, general and administrative expenses increased $16.0 million to $129.4 million during the First Quarter 2006 from $113.4 million during the First Quarter 2005. As a percentage of net sales, selling, general and administrative expenses decreased 0.4% to 30.3% of net sales during the First Quarter 2006 from 30.7% of net sales during the First Quarter 2005. This decrease, as a percentage of net sales, was due primarily to the leveraging of store payroll and expenses of approximately 0.7% and Disney Store transition expenses incurred last year which we did not incur in the current year of approximately 0.7%, partially offset by our new Performance Awards and the expensing of stock options required under SFAS 123R, which represented approximately 0.7% of net sales. During the First Quarter 2006, we reduced our accrual for personal property tax liabilities by approximately $0.9 million, or 0.2% of net sales. This adjustment related to fiscal 2004 and prior years and we did not restate prior years’ financial statements due to immateriality. The remainder of our unfavorable selling, general and administrative expenses, as a percentage of net sales, were due to higher marketing costs and store incentive bonuses during the First Quarter 2006.

Depreciation and amortization amounted to $14.2 million, or 3.3% of net sales, during the First Quarter 2006, as compared to $12.1 million, or 3.3% of net sales, during the First Quarter 2005.

Our provision for income taxes was $9.5 million and $6.3 million during the First Quarter 2006 and the First Quarter 2005, respectively. Our provision for income taxes increased during the First Quarter 2006 as a result of our increased profitability, partially offset by a decrease in our effective tax rate. Our effective tax rate was 38.2% during the First Quarter 2006 as compared to 39.0% during the First Quarter 2005. The decrease in our effective rate was due to increased tax efficiencies that were identified in the course of our global operations review.

Our net income in the First Quarter 2006 was $15.3 million as compared with $9.8 million during the First Quarter 2005, due to the factors discussed above.

Liquidity and Capital Resources

Debt Service/Liquidity

Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons. Our primary uses of cash are financing new store openings and providing for working capital, which principally represent the purchase of inventory. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities. As of April 29, 2006, our inventory balance was $215.3 million, up 28% per square foot as compared to the First Quarter 2005 due primarily to the timing of inventory flow this year and a relatively low inventory position last year. As of April 29, 2006, we had no long-term debt obligations or short-term borrowings.

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

We entered into a Guaranty and Commitment (the “Guaranty and Commitment”) dated as of November 21, 2004, in favor of the Hoop Operating Entities and Disney. As required by the Guaranty and Commitment, we invested $50 million in the Hoop Operating Entities concurrently with the acquisition, and agreed to invest up to an additional $50 million to enable the Hoop Operating Entities to comply with their obligations under the License Agreement and otherwise fund the operations of the Hoop Operating Entities. To date, we have not been required to invest any of this additional $50 million in the Hoop Operating Entities in order to comply with the terms of the License Agreement. We also agreed to guarantee the payment and performance of the Hoop Operating Entities (for their royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

In connection with the acquisition of the DSNA Business, we entered into a License Agreement under which the Hoop Operating Entities have the right to use certain Disney intellectual property in the DSNA Business in exchange for ongoing royalty payments. The License Agreement limits the ability of the Hoop Operating Entities to make cash dividends or other distributions. The Hoop Operating Entitites’ independent directors must approve payment of any dividends or other distributions, other than payments of:

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

In October 2004, we amended and restated our credit facility (the “Amended Loan Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), partly in connection with our acquisition of the DSNA Business. The Amended Loan Agreement provides for borrowings up to $130 million (including a sublimit for letters of credit of $100 million). The term of the facility ends on November 1, 2007 with successive one-year renewal options. The amount that could be borrowed under the Amended Loan Agreement depends on our level of inventory and accounts receivable relating to The Children’s Place business.

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

As of April 29, 2006, we had no borrowings under our Amended Loan Agreement and had outstanding letters of credit of $64.6 million. Availability as of April 29, 2006 under the Amended Loan Agreement was $58.8 million. The maximum outstanding letters of credit during the thirteen weeks ended April 29, 2006 were $64.8 million.

In connection with our acquisition of the DSNA Business, the domestic Hoop Operating Entity entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) with certain financial institutions and Wells Fargo, as administrative agent, establishing a senior secured credit facility for the Hoop Operating Entities. The Hoop Loan Agreement provides for borrowings up to $100 million (including a sublimit for letters of credit of $90 million), subject to the amount of eligible inventory and accounts receivable of the domestic Hoop Operating Entity. The term of the facility extends until November 1, 2007.

The Hoop Loan Agreement contains various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and payment of any indebtedness. Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of Hoop USA. Borrowings and letters of credit under the Hoop Loan Agreement are used by Hoop USA and its subsidiary Hoop Canada for working capital purposes for the DSNA Business. Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at Hoop Operating Entity’s option, the LIBOR rate plus a pre-determined margin. The prime rate margin is 0.25% and the LIBOR margin is 2.0% or 2.25%, depending on the domestic Hoop Operating Entity’s level of excess availability. The unused line fee is 0.30%.

As of April 29, 2006, we had no borrowings under the Hoop Loan Agreement and had outstanding letters of credit of $23.9 million. Availability as of April 29, 2006 under the Hoop Loan Agreement was $27.1 million. During the thirteen weeks ended April 29, 2006, there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours. The maximum outstanding letters of credit during the thirteen weeks ended April 29, 2006 were $27.1 million.

We are not aware of any violations of our covenants, under the Amended Loan Agreement and the Hoop Loan Agreement as of April 29, 2006. Non-compliance with these covenants could result in additional fees, affect our ability to borrow or require us to repay the outstanding balance.

Cash Flows/Capital Expenditures

During the thirteen weeks ended April 29, 2006, operating activities used $2.0 million in cash flow as compared to $27.4 million provided by operating activities during the thirteen weeks ended April 30, 2005. Cash flow from operating activities decreased during the thirteen weeks ended April 29, 2006 due primarily to higher income tax payments and increases in our accounts receivable, partially offset by higher operating earnings.

Cash flows used in investing activities were $22.2 million and $54.1 million in the thirteen weeks ended April 29, 2006 and the thirteen weeks ended April 30, 2005, respectively. The decrease in cash flows used in investing activities in the thirteen weeks ended April 29, 2006 was primarily due to the absence of short-term investment activity, partially offset by higher capital expenditures. Our short-term investment activity during the thirteen weeks ended April 30, 2005 consisted of auction rate securities. Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. At April 30, 2005, these securities had contractual maturities ranging from 2015 through 2034. These securities are classified as “available-for-sale” securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During the thirteen weeks ended April 29, 2006 and the thirteen weeks ended April 30, 2005, we opened eight stores and five stores and remodeled five stores and one store, respectively. Our capital expenditures also include ongoing store, office and distribution center equipment needs. We anticipate that total capital expenditures for The Children’s Place and Disney Store businesses during fiscal 2006 will be approximately $146 million.

Due to our growth over the past several years, on May 3, 2006, we entered into a lease agreement with Hartz Mountain Metropolitan (“Hartz”) for 245,000 square feet of office space at 2 Emerson Lane, Secaucus, New Jersey (the “Emerson Lane Space”) in a building about a mile away from our current corporate headquarters. We plan to move our corporate headquarters into the Emerson Lane Space as soon as practicable after we complete certain improvements. Accordingly, effective on our move into the Emerson Lane Space, we are terminating out current lease agreements with Hartz for our offices located at 900 Secaucus Road, Secaucus, New Jersey and our office and warehouse space located at 915 Secaucus Road, Secaucus, New Jersey, (the “Terminated Space”). This lease has an initial term of fifteen years, with an option to renew for an additional ten years with another option at the end of those ten years for an additional five years, at the then-prevailing market rental value for comparable rentable property in the same area. Under the lease, we are obligated to make monthly rent payments of approximately $154,000 for the first five years of the lease, beginning in March 2007. In the sixth year of the lease, the monthly rent payments will be reduced to approximately $118,000 and will gradually increase each year thereafter to a maximum of approximately $151,000 in the fifteenth year. In addition, if Hartz is able to lease our Terminated Space for greater than a specified amount for each year through 2012, we will receive a corresponding rent credit on the Emerson Lane Space. We also have a right of first refusal to occupy the remaining 37,299 square feet in the building.

Cash flows provided by financing activities were $26.9 million during the thirteen weeks ended April 29, 2006 as compared with cash flows used by financing activities of $31.5 million during the thirteen weeks ended April 30, 2005. Cash flows provided by financing activities during the thirteen weeks ended April 29, 2006 represented funds received and the tax benefit from the exercise of employee stock options and employee stock purchases. During the thirteen weeks ended April 30, 2005, cash flows used by financing activities primarily reflected net repayments of our credit facilities, partially offset by funds received from the exercise of employee stock options and employee stock purchases.

Prior to the adoption of SFAS 123R, we presented the tax savings resulting from tax deductions resulting from the exercise of stock options as operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”  SFAS 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow. For the thirteen weeks ended April 29, 2006, our excess tax benefit received upon exercise of nonqualified stock options totaled approximately $9.8 million.

We believe that cash generated from operations and funds available under our credit facilities will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. Our ability to meet our capital requirements will depend on our ability to generate cash from operations. In addition, we will consider additional sources of financing to fund our long-term growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

The Company’s credit facilities with Wells Fargo provide a source of financing for its working capital requirements. The Company’s credit facilities bear interest at either a floating rate equal to the prime rate or a floating rate equal to the prime rate plus a pre-determined spread. At the Company’s option, it could also borrow at a LIBOR rate plus a pre-determined spread. As of April 29, 2006, the Company had no borrowings outstanding under its credit facilities.

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar, are generally considered long-term. The Company generally does not hedge these net investments. As of April 29, 2006, the Company is not a party to any derivative financial investments.

As of April 29, 2006, the Company had approximately $36.2 million of its cash balance held in foreign countries, of which approximately $27.7 million was in Canada and approximately $8.5 million in Hong Kong. While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country. The Company believes that the 2005 revaluation of the Chinese Yuan should not have a material impact on its fiscal 2006 financial results as purchase orders are negotiated in U.S. dollars. However, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company’s financial position or results of operations.

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

The Company’s quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including:

•   weather conditions;

•   overall  macro-economic conditions;

•   the timing of new store openings and related pre-opening and other start-up costs;

•   net sales contributed by new stores;

•   increases or decreases in comparable stores sales;

•   shifts in the timing of certain holidays; and

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

Under the provisions of SFAS 123R, the Company is required to record compensation costs for its various equity plans for employees and directors. Under the measurement provisions of SFAS 123R, interest rates, the Company’s stock price and the volatility of the Company’s stock price each have a significant impact on the determination of equity value; changes in these factors could have a material adverse impact on the determination of equity compensation costs, and therefore, impact future results of operations. The Company’s risk mitigation for these factors is to limit or cease its equity compensation plans, which the Company does not feel is reasonable given the competition for highly talented and qualified employees.

Item 4.    Controls and Procedures.

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

(b)      Changes in Internal Control Over Financial Reporting

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

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

On March 7, 2006 and March 16, 2006, we issued 1,100 and 1,000 shares, respectively, of common stock upon the exercise of options granted under the 2005 Plan. The exercise price was $40.33 per share for the 1,100 shares issued on March 7, 2006 and was $35.69 per share for the 1,000 shares issued on March 16, 2006. We received gross proceeds of approximately $80,000 in connection with these exercises.

These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The net proceeds from these transactions will be used for general corporate purposes.

Item 6.    Exhibits.

Exhibits

Exhibit
No.	Description of Document

10.1	Lease Agreement between the Company and Hartz Mountain Metropolitan, dated May 3, 2006.
10.2	Offer letter dated September 15, 1995 with Steven Balasiano.
10.3	Offer letter dated March 13, 2006 with Susan J. Riley.
10.4	Severance agreement and release dated April 14, 2006 with Mario Ciampi.
10.5	Severance agreement and release dated April 19, 2006 with Hiten Patel.
10.6	Amended and restated employment agreement dated May 12, 2006 with Ezra Dabah.
10.7	Amended and restated employment agreement dated May 12, 2006 with Neal Goldberg.
31	Section 302 Certifications
32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE
RETAIL STORES, INC.

Date: June 6, 2006	By:	/S/ EZRA DABAH
EZRA DABAH
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: June 6, 2006	By:	/S/ SUSAN J. RILEY
SUSAN J. RILEY
Senior Vice President and
Chief Financial Officer