Form 10-Q
period 2006-07-29
CHILDRENS PLACE RETAIL STORES INC
filed 2007-12-05
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of an “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of October 6, 2007 was 29,083,916 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 29, 2006

EXPLANATORY NOTE

The Children’s Place Retail Stores, Inc. (the “Company”) is restating its condensed consolidated financial statements to reflect additional stock-based compensation expense relating to stock option grants made in each year from the fiscal year ended January 31, 1998 (“fiscal 1997”) through the first quarter of fiscal year ended February 3, 2007 (“fiscal 2006”). The Company also is restating its financial statements for all periods beginning with the fiscal year ended February 2, 2002 (“fiscal 2001”) through the first quarter of fiscal 2006 to reflect the correction of other errors related to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years. This Quarterly Report on Form 10-Q for the thirteen and twenty-six weeks ended July 29, 2006 reflects the restatement of the Company’s consolidated balance sheets as of January 28, 2006 (“fiscal 2005”) and July 30, 2005, the related consolidated statements of income for the thirteen and twenty-six weeks ended July 30, 2005 and the related consolidated statement of cash flows for the twenty-six weeks ended July 30, 2005. Restated financial information for these periods is set forth in Note 2—Restatement of Consolidated Financial Statements in the unaudited condensed consolidated financial statements included in Item 1 of this report.

The Company has not amended and does not intend to amend its previously filed Annual Report on Form 10-K for fiscal 2005 or any other fiscal year or its previously filed Quarterly Reports on Form 10-Q for the first quarter of fiscal 2006 or the first two quarters of fiscal 2005 or any other fiscal quarter. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Quarterly Report on Form 10-Q and the quarterly and annual reports on Form 10-Q and 10-K, respectively, being filed concurrently with this Quarterly Report on Form 10-Q. Accordingly, as previously stated by the Company, the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The aggregate impact of the stock-based compensation adjustments on the Company’s consolidated statements of income, net of forfeitures of unvested awards and taxes, between the fiscal year ended January 30, 1999 (“fiscal 1998”) and the first quarter of fiscal 2006 was a decrease in net income of approximately $11.2 million. The aggregate impact of the other adjustments unrelated to stock options on the Company’s consolidated statements of income, net of taxes, between fiscal 2001 and the first quarter of fiscal 2006 was an increase to net income of approximately $1.7 million. Additionally, variable rate demand note balances as of April 29, 2006 have been reclassified from cash to short-term investments, and certain other balance sheet amounts have been reclassified. These reclassifications do not result in any additional charges in any period and do not affect working capital for the affected periods.

On September 8, 2006, December 8, 2006, April 5, 2007 and June 15, 2007, the Company filed notifications of late filings with the Securities and Exchange Commission (“SEC”) on Form 12b-25, disclosing that, due to an ongoing investigation of its stock option granting practices, it was delaying the filing of its Quarterly Reports on Form 10-Q for the second and third quarters of fiscal 2006, its Annual Report on Form 10-K for fiscal 2006, and its Quarterly Report on Form 10-Q for the first quarter of the fiscal year ending February 2, 2008 (“fiscal 2007”), respectively. In addition, on September 14, 2007, the Company filed another notification of late filing with the SEC on Form 12b-25, disclosing that the Company’s Board of Directors (“Board”) was reviewing circumstances surrounding certain violations of the Company’s policies and procedures by two executives of the Company and was considering the appropriate actions to take regarding these matters and, therefore, the Company would be delaying the filing of its Quarterly Report on Form 10-Q for the second quarter of fiscal 2007. The Company is filing its Quarterly Report on Form 10-Q for the third quarter of fiscal 2006 and its Annual Report on Form 10-K for fiscal 2006 with the SEC concurrently with this Quarterly Report on Form 10-Q. The Company intends, in the near future, to file its Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007.

Mr. Ezra Dabah resigned from his position as the Company’s Chief Executive Officer (“CEO”), for various reasons, on September 24, 2007. Mr. Dabah remains a member of the Board of Directors (the “Board”). The Board has named Mr. Charles Crovitz, a current Board member, as interim CEO.

STOCK OPTION INVESTIGATION

Overview of the Investigation

In light of various media reports on stock option backdating at public companies and as recommended by the Audit Committee of the Company’s Board, the Company undertook a preliminary review of its stock option granting practices starting in June 2006. After considering the results of this preliminary review, on August 24, 2006, the Audit Committee retained the Company’s outside counsel (“Outside Counsel”) to assist it with a formal review of the Company’s stock option grants. On September 6, 2006, Outside Counsel issued to the Audit Committee a preliminary report concluding that there had been errors in the grant dates of options. The report also concluded that, aside from one grant as to which the report was inconclusive, the errors in stock option dating were unintentional. The Company announced the preliminary report and that, pending completion of its analysis of its accounting for stock option grants, the Company was delaying the filing of its Quarterly Report on Form 10-Q for the second quarter of fiscal 2006. The review of the Company’s stock option grants continued and expanded into a full investigation. On or about September 14, 2006, the Company suspended all stock-based compensation activity, including granting stock options and other stock-based compensation and issuing shares pursuant to stock option exercises, pending completion of the review and the Company becoming current on its delinquent filings with the SEC.

In October 2006, the Audit Committee retained separate independent counsel that had not previously represented the Company (“Independent Counsel”) to advise the Audit Committee regarding the matters under investigation and a forensic accounting consulting firm was retained to assist in the investigation. On October 5, 2006, the Company announced that it expected to restate its financial statements and on October 11, 2006, the Company filed with the SEC a Current Report on Form 8-K disclosing that, because of issues with regard to its accounting for stock option grants, the Company’s previously issued financial statements and other historical financial information and related disclosures for periods through the first quarter of fiscal 2006 should no longer be relied upon. On November 24, 2006, a two-member special committee of independent members of the Company’s Board (“Special Committee”) was appointed by the Company’s Board to supervise and complete the investigation commenced by the Audit Committee. On December 8, 2006 the Company filed a Form 12b-25 with the SEC disclosing that due to the ongoing investigation it was delaying the filing of its Quarterly Report on Form 10-Q for the third quarter of fiscal 2006.

During the period from September 17, 1997 (the day before the Company first became publicly held) through the most recent grant in February 2006 (“Review Period”), separate option grant authorizing actions were undertaken by the Company on 122 occasions. For convenience of reference, each of these occasions is referred to herein as a “Recorded Grant” (regardless of the number of people who received an option award on such occasion or any variations in terms of the awards so granted). At the request of Independent Counsel, the forensic accounting firm conducted an empirical assessment of all stock option grants during the Review Period to identify grants that might warrant further investigation. Using various statistical tests, twenty Recorded Grants were selected for detailed investigation, plus one additional Recorded Grant to a family member of the Company’s former CEO. Overall, the investigation involved interviews of fourteen people, representing all the individuals involved in any material respect in the option granting process, and the review of tens of thousands of paper and electronic documents from the files (including office and personal computers) of such individuals and others and from other Company files (including e-mails and other documents recovered from the Company’s electronic information system). A grant made to the Company’s former CEO, Mr. Ezra Dabah, in connection with the Company’s initial public offering of its shares (“1997 CEO IPO Grant”) also was subsequently investigated by Independent Counsel. As noted below, on September 24, 2007, Mr. Dabah resigned from his position as the Company’s CEO, and Mr. Charles Crovitz, an independent Board member, was appointed interim CEO.

Findings of the Stock Option Investigation

On January 30, 2007, the Special Committee delivered its written report of investigation including recommendations (“Report of Investigation”) to the Board. The Board accepted the report and resolved to adopt the Special Committee’s recommendations and to take the actions necessary to implement them. Key findings of the Report of Investigation, as disclosed in a Current Report on Form 8-K filed with the SEC on February 1, 2007, included:

•                  There was no conclusive evidence of intentional backdating of options or other misconduct in connection with the option granting process. There was no evidence of intent to mislead about option grant dates or exercise prices.

•                  No member of management and no director engaged in improper self-dealing in connection with the option grants made by the Company.

•                  All Company personnel cooperated fully with the investigation.

•                  The Company did not maintain appropriate governance and other internal controls, which resulted in errors in the dating of options and other irregularities in option grants. In many instances options were dated before all grant-making processes were finalized. Consequently, in such instances the option exercise price was lower than it should have been based on the trading price on the date the grant process was completed and incorrect charges were taken for the options for financial reporting purposes. Also, in a few instances, the Company may have selected grant dates with a view toward upcoming disclosures.

The Report of Investigation further concluded that, apart from some immaterial discrepancies in grants to non-executives representing less than 1.5% of the number of shares subject to options issued over the Review Period, there were no unauthorized grants. This conclusion was based on a comparison by the Company of its grant authorizing documentation to the Company’s records of options issued, which correctly reflected the documented and authorized grants in terms of who received option grants and the number of options granted. However, subsequent to the Report of Investigation being issued, it was determined that certain unauthorized actions were taken in May 2004 relating to the 1997 CEO IPO Grant. These actions were ratified by the Board in 2007.

During the Review Period, the Company used the effective date reflected in its grant approval documentation as the grant date and in its accounting for option grants used such date as the measurement date under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In many instances that date was an “as of” date on a unanimous written consent (“UWC”) of the Board or the Compensation Committee. Since the Company believed options were granted with exercise prices that equaled or exceeded their quoted market price at the date of grant, no compensation expense was recorded in the Company’s financial statements for options granted prior to its adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Accounting for Share-Based Payments” (“SFAS 123(R)”) as of January 29, 2006, other than in connection with the acceleration of the vesting of options in fiscal 2005 and the acceleration of the vesting of options related to a terminated employee. However, the Report of Investigation concluded that, as a result of the inadequacy of the Company’s governance, internal financial reporting and other controls over the option grant process, the measurement dates used by the Company for a significant portion of the stock options granted during the Review Period were incorrect, as the recipients of the grants, number of shares subject to the options granted and exercise prices were not approved and established with finality by the date the Company had recorded as the grant date.

The Company used available documentation and guidance set forth by the Office of the Chief Accountant of the SEC on September 19, 2006 (“September 2006 OCA Guidance”) to determine the revised measurement dates for option grants made during the Review Period. For a discussion of the Company’s historical stock option granting process and use of available information to determine the revised measurement dates, refer to Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements and Note 2—Restatement of Consolidated Financial Statements in the accompanying unaudited condensed consolidated financial statements.

After completion of the Report of Investigation, the Company in reviewing its accounting for options became aware of certain inconsistencies in its records concerning the terms of the options included in the 1997 CEO IPO Grant. Under the direction of the Special Committee, Independent Counsel investigated the Company’s treatment of these options and reported thereon to the Special Committee. On April 11, 2007, the Special Committee reported to the Board on the 1997 CEO IPO Grant. Based on the evidence assembled in Independent Counsel’s investigation, the Special Committee found that there had been confusion, resulting in inconsistencies in the Company records, in connection with the implementation of the 1997 CEO IPO Grant and over the years with regard to the terms of this grant. In considering the results of the investigation into the 1997 CEO IPO Grant, the Special Committee reconsidered the key findings it had reached in the Report of Investigation, as described above, and concluded that the evidence from the additional investigation did not lead it to different findings. The Board concurred in this conclusion.

Inadequate Internal Controls

The Company is undertaking to remediate the material weakness in internal control over financial reporting related to stock option grants found by the Special Committee, as further discussed in Item 4.—Controls and Procedures of this Quarterly Report on Form 10-Q. The Company has continued its suspension of the granting of all stock-based compensation, including the granting of stock options, as well as the exercise of any options, until these improved procedures have been instituted. Furthermore, the suspension of granting and exercise of stock options will continue until the Company becomes current with its SEC filings.

Resolution of Tax Consequences and Corrective Action Related to Discounted Options

Revision to the measurement dates of stock options often resulted in options with exercise prices below the fair market value of the related shares on the revised measurement date (“discounted options”). Individuals currently holding discounted options may incur an excise tax liability under Section 409A of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As recommended by the Special Committee, in order to avoid any benefit from the errors made in dating of options to any person involved in the option granting process and, also, as part of the Company’s efforts to address certain tax considerations associated with outstanding options granted with an exercise price below fair market value, the Company has taken the following actions:

•                  The Company and its directors (including Mr. Dabah, its former CEO), its President and its former Chief Administrative Officer have agreed to amend all discounted options held by them (other than those described in the next paragraph) to increase the exercise price to the average of the high and low trading price on the date determined by the Company to be the revised measurement date applicable to the option grant to be used for financial reporting purposes. In the few instances where these individuals have exercised options as to which a revised measurement date has been determined by the Company, the individuals have agreed to return to the Company the difference between the exercise price and the trading price on the revised measurement date.

•                  In the three instances where the Report of Investigation found that non-executive directors received options shortly before the public disclosure of positive information, the Company and these directors have further agreed to amend such options to increase the exercise price to the average of the high and low trading price over the balance of the calendar year following the recorded date of the grant.

•                  With respect to all other option grants, the Company has decided to honor the options as issued, consistent with the Special Committee’s finding of no intentional misconduct on the part of management in the option granting process. Nevertheless, the Company and all members of senior management holding outstanding options have agreed to amend their outstanding discounted options that vested after 2004 either to increase the exercise price to the average of the high and low trading price on the date determined by the Company to be the revised measurement date or to limit the exercise period of their options.

In addition, with respect to holders of discounted options that vested after 2004 who are employees at the time, other than members of senior management who have already agreed to amend their outstanding discounted options, the Company plans to offer as soon as practicable the opportunity to exchange their discounted options for options with the same terms except that the exercise price will be changed to the average of the high and low trading price on the revised measurement date. Option holders who agree to such amendment will receive a cash bonus in the amount of the increase in the exercise price.

The foregoing actions are expected to bring all outstanding options held by employees and non-employee directors into compliance with pertinent requirements relating to discounted options so that the 20% excise tax under Section 409A of the Internal Revenue Code does not apply to the options. To the extent such discounted options were exercised during fiscal 2006, the Company expects to bear the liability for, and has accrued during fiscal 2006, an amount estimated to equal the potential 20% excise tax under Section 409A that would be incurred by the recipient in connection with such option if such tax is applicable, and any related income tax liability that would be incurred by the recipient in respect of receiving from the Company such amount, if any.

OTHER ADJUSTMENTS

As previously mentioned in the Explanatory Note in this Quarterly Report on Form 10-Q, in addition to the adjustments related to the stock option investigation, the restated condensed consolidated financial statements presented herein include other adjustments related to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years. The aggregate impact of these adjustments on the Company’s consolidated statements of income, net of taxes, between fiscal 2001 and the first quarter of fiscal 2006 was an increase to net income of approximately $1.7 million. Additionally, variable rate demand note balances as of the quarter ended April 29, 2006 have been reclassified from cash to short-term investments, and certain other balance sheet amounts have been reclassified. These reclassifications do not result in any additional charges in any period and do not affect working capital for the affected periods. For further discussion of these adjustments, refer to Note 2—Restatement of Consolidated Financial Statements in the unaudited condensed consolidated financial statements included in Item 1 of this report and Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CUMULATIVE ADJUSTMENTS

The following table summarizes the cumulative increase or decrease to net income from fiscal 1998 through the first quarter of fiscal 2006. These adjustments relate to the Company recognizing stock-based compensation expense as a result of determining revised measurement dates for past stock option grants as well as the other adjustments noted above (in thousands):

	Stock Option Related Adjustments			Other Adjustments(1)
Period Ended	Expense (Increase)	Tax Benefit	Net Stock Option Related Adjustments	Expense (Increase) Decrease	Tax Benefit (Provision)	Net Other Adjustments	Total After Tax Adjustment
January 30, 1999 (fiscal 1998)	$(59)	$19	$(40)	$—	$—	$—	$(40)
January 29, 2000 (fiscal 1999)	(211)	81	(130)	—	—	—	(130)
February 3, 2001 (fiscal 2000)	(386)	131	(255)	—	—	—	(255)
February 2, 2002 (fiscal 2001)	(915)	295	(620)	240	(98)	142	(478)
February 1, 2003 (fiscal 2002)	(972)	375	(597)	772	(311)	461	(136)
January 31, 2004 (fiscal 2003)	(1,632)	486	(1,146)	1,722	(695)	1,027	(119)
January 29, 2005 (fiscal 2004)	(3,386)	772	(2,614)	589	(82)	507	(2,107)
January 28, 2006 (fiscal 2005)(2)	(8,927)	3,956	(4,971)	(853)	218	(635)	(5,606)

Cumulative effect at January 28, 2006	$(16,488)	$6,115	$(10,373)	$2,470	$(968)	$1,502	$(8,871)

April 29, 2006 (Q1 fiscal 2006)	$(1,331)	$544	$(787)	$327	$(161)	$166	$(621)

(1)	Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

(2)

The Company has not previously recorded stock-based compensation expense in any fiscal year other than fiscal 2005. During fiscal 2005, the Company recorded approximately $0.3 million related to the modification of stock options for a terminated employee, before taxes of approximately $0.1 million. The Company also recorded approximately $2.1 million, before taxes of approximately $0.1 million, of stock-based compensation expense related to the acceleration of the vesting of certain options. As part of the restatement process, the stock option acceleration amounts were adjusted to approximately $1.7 million of stock-based compensation expense, before taxes of approximately $0.5 million. Therefore, the restated total stock-based compensation expense for fiscal 2005 is approximately $11.3 million, before taxes of approximately $4.1 million.

PART I.	FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 29, 2006	January 28, 2006(1)	July 30, 2005(1)
	(Unaudited)	(As restated)	(As restated) (Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$97,419	$173,323	$121,958
Short-term investments	12,665	—	—
Accounts receivable	34,853	29,121	22,237
Inventories	254,626	213,665	180,012
Prepaid expenses and other current assets	65,245	38,550	57,902
Deferred income taxes	7,400	5,387	3,328
Total current assets	472,208	460,046	385,437
Long-term assets:
Property and equipment, net	282,998	248,628	208,507
Deferred income taxes	55,546	50,168	17,368
Other assets	5,258	5,206	3,346
Total assets	$816,010	$764,048	$614,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Revolving loan	$—	$—	$23,090
Accounts payable	101,580	81,620	81,177
Income taxes payable	11,711	52,707	604
Accrued expenses, interest and other current liabilities	108,768	95,681	88,492
Total current liabilities	222,059	230,008	193,363
Long-term liabilities:
Deferred rent liabilities	115,072	105,560	95,127
Deferred royalty	36,398	27,152	14,627
Other long-term liabilities	7,011	5,678	2,957
Total liabilities	380,540	368,398	306,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 29,029,607 shares, 27,954,386 shares and 27,721,914 shares issued and outstanding, at July 29, 2006, January 28, 2006 and July 30, 2005, respectively	2,903	2,796	2,772
Additional paid-in capital	185,082	147,065	132,619
Accumulated other comprehensive income	7,706	7,211	4,661
Retained earnings	239,779	238,578	168,532
Total stockholders’ equity	435,470	395,650	308,584
Total liabilities and stockholders’ equity	$816,010	$764,048	$614,658

(1)	See Note 2—Restatement of Consolidated Financial Statements in the accompanying Notes to Condensed Consolidated Financial Statements

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005(1)	July 29, 2006	July 30 2005(1)
		(As restated)		(As restated)
Net sales	$395,614	$318,750	$822,123	$687,967
Cost of sales (exclusive of depreciation shown separately below)	258,300	219,996	517,846	447,232

Gross profit	137,314	98,754	304,277	240,735
Selling, general and administrative expenses	143,247	119,251	273,061	232,576
Asset impairment charges	—	229	—	229
Depreciation and amortization	15,858	12,496	30,065	24,620

Operating (loss) income	(21,791)	(33,222)	1,151	(16,690)
Interest income, net	796	335	1,673	430

(Loss) income before income taxes	(20,995)	(32,887)	2,824	(16,260)
Provision for (benefit from) income taxes	(7,476)	(12,768)	1,623	(6,183)

Net (loss) income	$(13,519)	$(20,119)	$1,201	$(10,077)

Basic net (loss) income per common share	$(0.47)	$(0.73)	$0.04	$(0.37)
Basic weighted average common shares outstanding	28,899	27,683	28,571	27,533

Diluted net (loss) income per common share	$(0.47)	$(0.73)	$0.04	$(0.37)
Diluted weighted average common shares and common share equivalents outstanding	28,899	27,683	29,729	27,533

(1)	See Note 2—Restatement of Consolidated Financial Statements in the accompanying Notes to Condensed Consolidated Financial Statements

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005(1)
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,201	$(10,077)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	30,065	24,620
Deferred financing fee amortization	175	180
Amortization of lease buyouts	81	86
Loss on disposals of property and equipment	711	78
Asset impairment charges	—	229
Equity compensation expense	1,229	1,384
Deferred royalty, net	9,236	7,528
Deferred taxes	(7,389)	(1,073)
Deferred rent and lease incentives	(6,059)	(3,998)
Changes in operating assets and liabilities:
Accounts receivable	(5,699)	1,858
Inventories	(40,691)	(17,958)
Prepaid income taxes	(25,601)	(11,083)
Prepaid expenses and other current assets	(580)	(3,441)
Other assets	(299)	(738)
Accounts payable	17,625	2,485
Accrued expenses, interest and other current liabilities	12,587	6,643
Income taxes payable	(40,998)	(16,087)
Deferred rent liabilities	15,129	7,551
Other liabilities	1,342	748
Total adjustments	(39,136)	(988)
Net cash used by operating activities	(37,935)	(11,065)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(62,398)	(28,820)
Purchase of investments	(725,576)	(52,515)
Sale of investments	712,911	52,515
Other investing activities	(24)	(1,004)
Net cash used in investing activities	(75,087)	(29,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	25,971	11,283
Excess tax benefit for stock option exercises	10,924	—
Borrowings under revolving credit facility	109,103	267,391
Repayments under revolving credit facility	(109,103)	(281,569)
Net cash provided by (used in) financing activities	36,895	(2,895)
Effect of exchange rate changes on cash	223	546
Net decrease in cash and cash equivalents	(75,904)	(43,238)
Cash and cash equivalents, beginning of period	173,323	165,196
Cash and cash equivalents, end of period	$97,419	$121,958

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(In thousands)

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005(1)
		(As restated)
OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest	$397	$298
Cash paid during the period for income taxes	64,664	22,857
Accrued purchases of property and equipment, lease acquisition and software costs	2,299	733

(1)	See Note 2—Restatement of Consolidated Financial Statements in the accompanying Notes to Condensed Consolidated Financial Statements

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) and restatements (as described in Note 2—Restatement of Consolidated Financial Statements) necessary to present fairly the Company’s consolidated financial position as of July 29, 2006, the results of its consolidated operations for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively, and its consolidated cash flows for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended July 29, 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheets at January 28, 2006 (“fiscal 2005”) and July 30, 2005 have been taken from the consolidated financial statements as of that date, as restated (as described in Note 2—Restatement of Consolidated Financial Statements). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended February 3, 2007 (“fiscal 2006”), which are contained in the Company’s fiscal 2006 Annual Report on Form 10-K which is being filed with the SEC concurrently with this Quarterly Report on Form 10-Q.

2.                 RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As a result of an investigation into its stock option granting process, the Company is restating its prior financial statements to reflect additional stock-based compensation expense relating to stock option grants made in each year during the period from the fiscal year ended January 31, 1998 (“fiscal 1997”) through the first quarter of fiscal 2006. The Company also is restating its financial statements for all periods beginning with the fiscal year ended February 2, 2002 (“fiscal 2001”) through the first quarter of fiscal 2006 to reflect the correction of other errors. This Quarterly Report on Form 10-Q reflects the restatement of the Company’s consolidated balance sheet as of January 28, 2006 and July 30, 2005 and its consolidated statements of income and cash flows for the thirteen and twenty-six weeks ended July 30, 2005 to reflect additional stock-based compensation expense relating to stock option grants and to correct other errors unrelated to stock option grants.

The Company discovered errors in the dating of its stock options. In many instances, options were dated before all grant-making processes were finalized. Consequently, in some instances the option exercise price was lower than it should have been based on the trading price on the date the grant process was completed. In those instances, compensation expense related to those options was not recognized for financial reporting purposes when it should have been.

Basis for Use of the Company’s Documentation Hierarchy

APB 25 provides that the accounting measurement date is the first date on which both of the following are known: (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any. In light of the Company’s option granting practices, the Company has concluded that there was a mutual understanding that the terms of an award were approved by the authorized body or person and final prior to completion of all formal granting actions. The Company therefore has used the date when, most likely, the terms of the awards can be identified as approved and final, as established by the best available evidence, as the revised measurement date for accounting under APB 25. (Each of these grant authorizing occasions is referred to herein as a “Recorded Grant”, regardless of the number of people who received an option award on such occasion or any variations in terms of the awards so granted.)

The Company’s Documentation Hierarchy

The Company has developed a hierarchy of documentation as its basis for determining the revised measurement date for stock option grants. In each case, the document used to establish the revised measurement date is dated and evidences the point in time when the Company can substantiate with finality approval of the award, the recipients of

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

the option award, and the number of shares purchasable pursuant to the option awarded to that recipient. This award-by-award review resulted in different measurement dates in some instances for grants made within the same Recorded Grant. Metadata was accumulated where available to corroborate the revised measurement date for an option award. Metadata, obtained as part of the electronic data collection process, provides information about electronic data, such as how, when and by whom a set of data was collected, recorded or changed. When the metadata did not corroborate the revised measurement date (i.e., indicated that a document was created or revised later than it was dated), the metadata date was used as the date of the supporting document. If another source of support was available with an earlier date, that support was used to define the revised measurement date.

Grant dates based on Board minutes were deemed appropriate in determining the revised measurement dates if the minutes specified: (i) a list of stock option recipients, (ii) the number of options granted to each recipient, and (iii) the grant date and price. If the minutes were not determinative, the Company applied the following document hierarchy to determine the revised measurement dates:

1.               Offer Letters to New Employees/Promotion Letters—The Company has concluded that information set forth in accepted offer letters and promotion letters, which specified the number of options to be granted at a stated date, constituted a mutual understanding between the employee and the Company. Once the employee began to render service under the terms of the employment or promotion letter, the Company believes it had a legal liability to grant the option as promised in the letter. As such, the Company has concluded that these letters established with finality the number of options granted to a recipient and the date to be used as a grant date, as long as the employee had commenced employment.

2.               Documentation Sent to Third Parties and the Compensation Committee Members—If acceptable evidence was not identified in the Board minutes or offer and promotion letters, the Company determined that the earliest date on which a list of option recipients and number of options to each recipient was disseminated outside the Company established the finality of the grant. The Company has identified the following sources of documentation sent outside the Company as establishing the date on which the terms of an option became final: (i) Forms 3 and 4 filed with the SEC, (ii) archive data obtained from the Company’s outside stock option plan administrator (“Stock Option Administrator”) with the list of option recipients and number of options evidencing the terms of option grants that was provided by the Company and the date when the Stock Option Administrator was so advised of the grant, and (iii) Legal Department Memoranda requesting unanimous written consent (“UWC”) approval with an attached UWC documenting with finality (either in the body of the UWC or as a referenced attachment) the option recipients, number of shares subject to each grant and the exercise price (as well as the “as of” grant date) which, in accordance with the Company’s option granting process, would not have been prepared if the related list of option recipients was not final and approved by its former CEO.

3.               Internal Documentation —The next level of documentation used included the “last modified” date metadata of a Microsoft Excel file specifying the recipient and the number of shares subject to an option grant, or email dates on comparable data prepared by the Legal or Human Resources Departments, where in each case the grant was recorded in the Stock Option Administrator’s records.

4.               Unanimous Written Consents—If no other support was available, the Company used the “last modified” date metadata associated with the UWC reflecting formal approval of a grant as the revised measurement date.

The Company has revised the measurement dates used to account for certain stock option grants since fiscal 1997 based on the hierarchy above.

Variable Accounting

During the course of the investigation and the review of the documentation for each grant, the Company identified instances where changes were made in its records respecting certain Recorded Grants. In these instances, the Company reviewed all documents related to the grant to determine if the change was an isolated change to an individual award or if the change indicated that the granting process was not complete for the entire Recorded Grant. If the change was an isolated change, the Company determined whether the change represented an administrative error or a modification of a term of the award. The investigation did not reveal a practice by the Company of retracting awards or modifying the terms of awards across a group of recipients after the date determined to be the

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

revised measurement date. Instead, changes were rare and occurred only at the individual level. The Company found no evidence regarding any of the changes that indicated that at the time of the change the granting process remained open for an entire Recorded Grant.

Since none of the changes indicated an incomplete granting process, the Company used available documentation to determine whether the changes represented administrative errors or a modification to an individual award. For changes deemed to be administrative errors (e.g., adding an individual to a list of recipients for service awards where the number of options involved in the award and the criteria required to earn the award were set prior to the issuance of the award), the Company did not change the revised measurement date applicable to the individual award from that determined from the Recorded Grant as determined based on the documentation hierarchy.

If the Company determined based on a review of supporting documentation that the change was a modification to the original award (e.g., a change in the number of shares for which the option was granted or the exercise price of the option), the Company considered the appropriate accounting for the individual award in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”). For any changes involving either the number of shares for which the options were granted or the exercise price of the option, the Company determined that variable accounting should be applied in accordance with FIN 44. With respect to options for 328,775 shares, the Company has applied variable accounting because of a modification to the terms of the award, resulting in additional stock-based compensation expense.

The 1997 CEO IPO Grant

The Company granted to Ezra Dabah, its former CEO, who owned more than 10% of the Company’s outstanding shares, options under its 1996 Stock Option Plan (“1996 Plan”) for 99,660 shares in connection with its initial public offering in September 1997 (the “1997 CEO IPO Grant”). Under the plan, options could be granted as either incentive stock options under the tax code (“ISOs”) or as options not qualified as ISOs (“NQOs”). The plan required grants to more than 10% shareholders treated as ISOs to have an exercise price of 110% of the fair market value of the stock on the grant date and to have a five year duration. The plan required NQOs to have a ten year duration and an exercise price determined by the Compensation Committee. At the time of the grant, the Company issued two certificates in Mr. Dabah’s name reflecting the 1997 CEO IPO Grant as bifurcated partly into ISOs and partly into NQOs, both parts having a five year duration and an exercise price of 110% of the initial public offering price. However, other Company records reflected the options as having different terms. In 2004, the Company realized there were inconsistencies in the Company’s records regarding the duration, exercise price and ISO/NQO status related to the 1997 CEO IPO Grant. On May 6, 2004, management, without review or approval of the Compensation Committee, interpreted the grant to have a ten year duration in its entirety and changed the Company’s records of outstanding options to reflect the entire grant as NQOs with a duration of ten years. In April 2007, after an investigation of the circumstances, the Company’s Board ratified the change to the records made in May 2004. The Company considers the accounting consequence of the now ratified 2004 action to be the equivalent of a grant to Mr. Dabah for a “below market”, fully vested option, since, based on the certificates, the options would have expired on September 17, 2002. Accordingly, the Company has recognized in its restatement of its financial statements a charge to compensation expense of approximately $0.9 million in fiscal 2004.

Other Adjustments

In addition to the adjustments related to the stock option investigation, the restated condensed consolidated financial statements presented herein include other adjustments to correct errors related to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years. The aggregate impact of these adjustments on the Company’s consolidated statements of income, net of taxes, between fiscal 2001 and fiscal 2005 was an increase to net income of approximately $1.7 million. Additionally, variable rate demand note balances as of the quarter ended April 29, 2006 have been reclassified from cash to short-term investments, and certain other balance sheet amounts have been reclassified. These reclassifications do not result in any additional charges in any period and do not affect working capital for the affected periods.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table reconciles as reported net income to as restated net income and retained earnings (in thousands):

	Net Income
	Thirteen weeks ended July 30, 2005	Twenty-six weeks ended July 30, 2005	Retained Earnings as of January 29, 2005
As previously reported	$(18,911)	$(9,113)	$181,874
Increase (decrease) to net income and retained earnings
Stock based compensation expense(1)	(935)	(1,384)	(6,754)
Payroll withholding expense and penalties related to stock options	(502)	(942)	(807)
Other stock option related expenses	(24)	624	—
Total additional stock option related expense	(1,461)	(1,702)	(7,561)

Other adjustments(2)	(448)	343	3,323
Income tax benefit related to stock option related expenses	520	673	2,159
Income tax benefit (provision) related to other adjustments	181	(278)	(1,186)
Total	(1,208)	(964)	(3,265)
As restated	$(20,119)	$(10,077)	$178,609

(1)

Prior to the adoption of SFAS 123(R), the only stock-based compensation expense previously recorded by the Company was approximately $1.7 million (as restated) in the fourth quarter of fiscal 2005 related to the acceleration of the vesting of certain options in the fourth quarter of fiscal 2005 and approximately $0.3 million in the first quarter of fiscal 2005 for the acceleration of the vesting of options related to a terminated employee.

(2)	Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

The following table details the components of the beginning retained earnings adjustment as of January 29, 2005 (in thousands):

	Stock Option Related Adjustments(1)			Other Adjustments(2)
Period Ended	Expense (Increase)	Tax Benefit	Net Stock Option Related Adjustments	Expense (Increase) Decrease	Tax Benefit (Provison)	Net Other Adjustments	Total After Tax Adjustment

January 30, 1999 (fiscal 1998)	$(59)	$19	$(40)	$—	$—	$—	$(40)
January 29, 2000 (fiscal 1999)	(211)	81	(130)	—	—	—	(130)
February 3, 2001 (fiscal 2000)	(386)	131	(255)	—	—	—	(255)
February 2, 2002 (fiscal 2001)	(915)	295	(620)	240	(98)	142	(478)
February 1, 2003 (fiscal 2002)	(972)	375	(597)	772	(311)	461	(136)
January 31, 2004 (fiscal 2003)	(1,632)	486	(1,146)	1,722	(695)	1,027	(119)
January 29, 2005 (fiscal 2004)	(3,386)	772	(2,614)	589	(82)	507	(2,107)
Cumulative effect at January 29, 2005	(7,561)	2,159	(5,402)	3,323	(1,186)	2,137	(3,265)

Fiscal year 2005:
April 30, 2005 (Q1)	(241)	153	(88)	791	(459)	332	244
July 30, 2005 (Q2)	(1,461)	520	(941)	(448)	181	(267)	(1,208)
Cumulative effect at July 30, 2005	(9,263)	2,832	(6,431)	3,666	(1,464)	2,202	(4,229)

October 29, 2005 (Q3)	(685)	274	(411)	267	(111)	156	(255)
January 28, 2006 (Q4)	(6,540)	3,009	(3,531)	(1,463)	607	(856)	(4,387)
Cumulative effect at January 28, 2006	$(16,488)	$6,115	$(10,373)	$2,470	$(968)	$1,502	$(8,871)

April 29, 2006 (Q1 fiscal 2006)	$(1,331)	$544	$(787)	$327	$(161)	$166	$(621)

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(1)	There was no stock-based compensation expense previously recorded by the Company during the period from fiscal 1998 through fiscal 2004.

(2)	Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

The following tables reconcile the Company’s consolidated results of operations and financial position from the previously reported consolidated financial statements to the restated consolidated financial statements.

Consolidated Balance Sheet Impact

The following table reconciles the consolidated balance sheet previously reported to the restated amounts as of January 28, 2006 (in thousands):

	January 28, 2006
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$173,323	$—	$—	$173,323
Accounts receivable	28,971	—	150	29,121
Inventories	214,702	—	(1,037)	213,665
Prepaid expenses and other current assets	36,955	—	1,595	38,550
Deferred income taxes	6,043	—	(656)	5,387
Total current assets	459,994	—	52	460,046

Property and equipment, net	248,628	—	—	248,628
Deferred income taxes	43,492	4,397	2,279	50,168
Other assets	5,206	—	—	5,206
Total assets	$757,320	$4,397	$2,331	$764,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,826	$—	$(1,206)	$81,620
Taxes payable	49,078	—	3,629	52,707
Accrued expenses and other current liabilities	94,160	2,077	(556)	95,681
Total current liabilities	226,064	2,077	1,867	230,008
Deferred rent liabilities	105,560	—	—	105,560
Deferred royalty	27,152	—	—	27,152
Other long-term liabilities	5,678	—	—	5,678
Total liabilities	364,454	2,077	1,867	368,398

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value	2,796	—	—	2,796
Preferred stock, $1.00 par value	—	—	—	—
Additional paid-in capital	134,372	12,693	—	147,065
Accumulated other comprehensive income	8,249	—	(1,038)	7,211
Retained earnings	247,449	(10,373)	1,502	238,578
Total stockholders’ equity	392,866	2,320	464	395,650
Total liabilities and stockholders’ equity	$757,320	$4,397	$2,331	$764,048

(1)

Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years and inventory adjustments.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table reconciles the consolidated balance sheet previously reported to the restated amounts as of July 30, 2005 (in thousands):

	July 30, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$121,958	$—	$—	$121,958
Accounts receivable	22,162	—	75	22,237
Inventories	180,708	—	(696)	180,012
Prepaid expenses and other current assets	56,766	—	1,136	57,902
Deferred income taxes	3,784	—	(456)	3,328
Total current assets	385,378	—	59	385,437

Long term assets:
Property and equipment, net	208,507	—	—	208,507
Deferred income taxes	17,067	1,338	(1,037)	17,368
Other assets	3,346	—	—	3,346
Total assets	$614,298	$1,338	$(978)	$614,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$23,090	$—	$—	$23,090
Accounts payable	82,065	—	(888)	81,177
Taxes payable	—	—	604	604
Accrued expenses and other current liabilities	89,330	1,423	(2,261)	88,492
Total current liabilities	194,485	1,423	(2,545)	193,363
Deferred rent liabilities	95,127	—	—	95,127
Deferred royalties	14,627	—	—	14,627
Other long term liabilities	2,957	—	—	2,957
Total liabilities	307,196	1,423	(2,545)	306,074

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value	2,772	—	—	2,772
Preferred stock, $1.00 par value	—	—	—	—
Additional paid-in capital	126,273	6,346	—	132,619
Accumulated other comprehensive income	5,296	-	(635)	4,661
Retained earnings	172,761	(6,431)	2,202	168,532
Total stockholders’ equity	307,102	(85)	1,567	308,584
Total liabilities and stockholders’ equity	$614,298	$1,338	$(978)	$614,658

(1)

Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years and inventory adjustments.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Consolidated Statements of Income Impact

The following table reconciles the consolidated statement of income previously reported to the restated amounts for the thirteen weeks ended July 30, 2005 (in thousands):

	Thirteen Weeks Ended July 30, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Net sales	$318,750	$—	$—	$318,750
Cost of sales (exclusive of depreciation shown separately below)	219,675	269	52	219,996
Gross profit	99,075	(269)	(52)	98,754
Selling, general and administrative expenses	117,663	1,192	396	119,251
Asset impairment charges	229	—	—	229
Depreciation and amortization	12,496	—	—	12,496
Operating income	(31,313)	(1,461)	(448)	(33,222)
Interest income (expense), net	335	—	—	335
Income before income taxes	(30,978)	(1,461)	(448)	(32,887)
Provision for income taxes	(12,067)	(520)	(181)	(12,768)
Net income	$(18,911)	$(941)	$(267)	$(20,119)
Basic net income per common share (2)	$(0.68)	$(0.03)	$(0.01)	$(0.73)
Basic weighted average common shares outstanding	27,683			27,683
Diluted net income per common share (2)	$(0.68)	$(0.03)	$(0.01)	$(0.73)
Diluted weighted average common shares and common share equivalents outstanding	27,683	—		27,683

(1)	Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.
(2)	Basic and diluted earninings per share may not add due to rounding.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table reconciles the consolidated statement of income previously reported to the restated amounts for the twenty-six weeks ended July 30, 2005 (in thousands):

	Twenty-Six Weeks Ended July 30, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Net sales	$687,967	$—	$—	$687,967
Cost of sales (exclusive of depreciation shown separately below)	447,362	364	(494)	447,232
Gross profit	240,605	(364)	494	240,735
Selling, general and administrative expenses	231,087	1,338	151	232,576
Asset impairment charges	229	—	—	229
Depreciation and amortization	24,620	—	—	24,620
Operating income	(15,331)	(1,702)	343	(16,690)
Interest income (expense), net	430	—	—	430
Income before income taxes	(14,901)	(1,702)	343	(16,260)
Provision for income taxes	(5,788)	(673)	278	(6,183)
Net loss	$(9,113)	$(1,029)	$65	$(10,077)
Basic net loss per common share	(0.33)	(0.04)	—	(0.37)
Basic weighted average common shares outstanding	27,533			27,533
Diluted net loss per common share	$(0.33)	$(0.04)	$—	$(0.37)
Diluted weighted average common shares and common share equivalents outstanding	27,533			27,533

(1)	Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Consolidated Statements of Cash Flows Impact

The following table reconciles the operating section of the consolidated statement of cash flows previously reported to the restated amounts for the twenty-six weeks ended July 30, 2005 (in thousands):

	Twenty-Six Weeks Ended July 30, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,113)	$(1,029)	$65	$(10,077)
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	24,620	—	—	24,620
Deferred financing fee amortization	180	—	—	180
Amortization of lease buyouts	86	—	—	86
Loss on disposals of property and equipment	78	—	—	78
Asset impairment charges	229	—	—	229
Stock based compensation & acceleration	—	1,384	—	1,384
Deferred royalty, net	7,528	—	—	7,528
Deferred taxes	(629)	(673)	229	(1,073)
Deferred rent expense and lease incentives	(3,563)	—	(435)	(3,998)
Changes in operating assets and liabilities:
Accounts receivable	1,858	—	—	1,858
Inventories	(18,546)	—	588	(17,958)
Prepaid expenses and other current assets	(11,083)	—	—	(11,083)
Prepaid income taxes	(3,766)	—	325	(3,441)
Other assets	(738)	—	—	(738)
Accounts payable	3,057	—	(572)	2,485
Accrued expenses, interest and other current liabilities	6,074	318	251	6,643
Income taxes payable	(16,136)	—	49	(16,087)
Deferred rent liabilities	8,051	—	(500)	7,551
Other liabilities	748	—	—	748
Total adjustments	(1,952)	1,029	(65)	(988)
Net cash provided by operating activities	(11,065)	—	—	(11,065)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(28,820)	—	—	(28,820)
Purchase of investments	(52,515)	—	—	(52,515)
Sale of investments	52,515	—	—	52,515
Other investing activities	(1,004)	—	—	(1,004)
Net cash used in investing activities	(29,824)	—	—	(29,824)

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Twenty-Six Weeks Ended July 30, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	11,283	—	—	11,283
Excess tax benefit for stock option exercises	—	—	—	—
Borrowings under revolving credit facility	267,391	—	—	267,391
Repayments under revolving credit facility	(281,569)	—	—	(281,569)
Net cash provided by (used in) financing activities	(2,895)	—	—	(2,895)
Effect of exchange rate changes on cash	546	—		546
Net decrease in cash and cash equivalents	(43,238)	—	—	(43,238)
Cash and cash equivalents, beginning of period	165,196	—	—	165,196
Cash and cash equivalents, end of period	$121,958	$—	$—	$121,958

(1)   Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years and inventory adjustments.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.             EQUITY COMPENSATION

The Company maintains several equity compensation plans and has granted stock options under its 1996 Stock Option Plan (the “1996 Plan”), its 1997 Stock Option Plan (the “1997 Plan”) and its 2005 Equity Incentive Plan (the “2005 Equity Plan”). The 2005 Equity Plan, which was approved at the June 23, 2005 Annual Meeting of Stockholders, enabled the Compensation Committee of the Company’s Board to grant multiple forms of equity compensation such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards. In connection with the adoption of the 2005 Equity Plan, the Compensation Committee agreed not to issue any additional stock options under the 1996 Plan or the 1997 Plan and to limit the aggregate grant of awards under the 2005 Equity Plan during fiscal years 2005, 2006 and 2007 to less than 2.5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the 2005, 2006, and 2007 fiscal years, respectively. The Company also has an Employee Stock Purchase Plan (the “ESPP”), in which participants purchase stock at 95% of fair market value, which is deemed to be non-compensatory.

On January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS 123(R)”), “Accounting for Share-Based Payments,” using the modified prospective method. Under this method, prior periods are not restated. The Company uses the Black-Scholes option model, which requires extensive use of accounting judgment and financial estimates, including estimates of how long an associate will hold their vested stock option before exercise, the estimated volatility of the Company’s common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in the Company’s financial statements. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding, but not yet vested, as of the effective date.

Prior to the adoption of SFAS 123(R), the Company had accounted for its stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” under the intrinsic value method described in the provisions of APB 25 and related accounting interpretations.

In the fourth quarter of fiscal 2005, the Company accelerated the vesting of approximately 2.1 million stock options, excluding approximately 355,000 options held by non-executive members of the Board and certain executives of the Company, in order to minimize the impact of past option grants on future operating results.

The following tables summarize the Company’s equity and other stock-based compensation expense for the thirteen and twenty-six weeks ended July 29, 2006, which was determined in accordance with SFAS 123(R), and the thirteen and twenty-six weeks ended July 30, 2005, which was determined in accordance with APB 25:

	Thirteen Weeks Ended July 29, 2006
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$437	$437
Performance share expense(1)	(875)	(1,395)	(2,270)
Total stock-based compensation expense	$(875)	$(958)	$(1,833)

	Twenty-Six Weeks Ended July 29, 2006
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$1,229	$1,229
Performance share expense(1)	—	—	—
Total stock-based compensation expense	$—	$1,229	$1,229

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Thirteen Weeks Ended July 30, 2005
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock compensation expense related to revised measurement dates	$207	$728	$935

	Twenty-Six Weeks Ended July 30, 2005
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock compensation expense related to revised measurement dates	$269	$1,115	$1,384

(1)          The Company determined that it is not probable that the Minimum Performance Target (as defined below) will be met. Accordingly, during the thirteen weeks ended July 29, 2006, the Company has reversed the Performance Award accrual originally recorded in the thirteen weeks ended April 29, 2006.

The Company recognized tax expense of approximately $0.7 million related to equity compensation for the thirteen weeks ended July 29, 2006 due to the reversal of the accrual for Performance Awards. The Company recognized a tax benefit of approximately $0.5 million related to equity compensation expense for the twenty-six weeks ended July 29, 2006. The Company recognized a tax benefit of approximately $0.4 million and $0.7 million for the thirteen and twenty-six weeks ended July 30, 2005, respectively.

Stock Option Plans

As a result of the adoption of SFAS 123(R), the Company recognized approximately $0.4 million and $1.2 million in equity compensation expense during the thirteen and twenty-six weeks ended July 29, 2006, respectively, related to stock options granted under the Plans. Accordingly, during the thirteen and twenty-six weeks ended July 29, 2006, net income was reduced by approximately $0.3 million and $0.7 million, respectively, and basic and diluted net income per common share was reduced by approximately $0.01 and $0.02 per share, respectively.

SFAS 123(R) also requires disclosure of pro forma financial information for periods prior to adoption. The following table sets forth the effects on net income and earnings per share as if the fair value accounting method under SFAS 123 had been applied to all outstanding and unvested stock option awards and employee stock purchases in the period ended July 29, 2005 (in thousands, except per share amounts):

	Thirteen Weeks Ended July 30, 2005	Twenty-Six Weeks Ended July 30, 2005
Net loss -
As restated (1)	$(20,119)	$(10,077)
Add: Stock-based compensation expense included in restated net income, net of related tax effects	530	709
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,375)	(4,322)
Pro forma net loss, as restated	$(21,964)	$(13,690)
Earnings per share -
Basic—as restated	$(0.73)	$(0.37)
Basic—pro forma	(0.79)	(0.50)
Diluted—as restated	(0.73)	(0.37)
Diluted—pro forma	$(0.79)	$(0.50)

(1)   See Note 2—Restatement of Consolidated Financial Statements in the accompanying Notes to Condensed Consolidated Financial Statements

Pro forma income per common share excludes the effect of approximately 1,353,000 and 1,290,000 stock options for the thirteen and twenty-six weeks ended July 30, 2005, respectively, which would have been antidilutive as a result of the impact of unamortized stock-based compensation expense determined under fair value-based

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

methods. The above pro forma results are not indicative of equity compensation expense reported under the requirements of SFAS 123(R).

The fair value of issued stock options has been estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

	July 29, 2006		July 30, 2005
Dividend yield	0%		0%
Volatility factor(1)	41.4%		44.9%
Weighted average risk-free interest rate(2)	4.35%		3.90%
Expected life of options(3)	4.8	years	4.8	Years
Weighted average fair value on grant date	$19.37	per share	$21.31	per share

(1)   Expected volatility is based on a 50:50 blend of the historical and implied volatility with a two-year look back on the date of each grant.

(2)   The risk-free interest rate is based on the risk-free rate corresponding to the grant date and expected term.

(3)   The expected life used in the Black-Scholes calculation is based on a Monte Carlo simulation incorporating a forward-looking stock price model and a historical model of employee exercise and post-vest forfeiture behavior.

Changes in the Company’s stock options for the twenty-six weeks ended July 29, 2006 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding, beginning of fiscal year	3,494	$28.34
Granted (1)	3	46.24
Exercised (2)	(1,064)	23.98
Forfeited	(58)	36.01
Options outstanding, end of quarter	2,375	$30.12	7.2	$56,591
Options exercisable, end of quarter	2,134	$30.08	7.2	$52,869

(1)                  The weighted average fair value of options granted was $19.37.

(2)                  The aggregate intrinsic value of exercised stock options was approximately $35.1 million.

Changes in the Company’s unvested stock options for the twenty-six weeks ended July 29, 2006 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested options, beginning of fiscal year	390	$16.69
Granted	3	19.37
Vested	(102)	17.00
Forfeited	(50)	22.13
Unvested options, end of quarter	241	$15.47

 Total unrecognized equity compensation expense related to unvested stock options approximated $2.8 million as of July 29, 2006, which will be recognized over a weighted average period of approximately 2.3 years. During the twenty-six weeks ended July 29, 2006, the Company accelerated 10,000 options. The equity compensation expense associated with this acceleration approximated $0.2 million.

Prior to the adoption of SFAS 123(R), the Company presented the tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15,

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

“Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Non-qualified Stock Option.” SFAS 123(R) now requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow. During the twenty-six weeks ended July 29, 2006, cash provided by financing activities included approximately $10.9 million related to excess tax benefits from the Company’s equity compensation plans.

Performance Awards

Prior to fiscal 2006, equity compensation for key management consisted only of stock option awards. Upon consideration of several factors, including the impact of SFAS 123(R), the Company decided in fiscal 2006 to begin awarding to members of key management selected by the Compensation Committee (the “Participants”) performance awards (“Performance Awards”). Performance Awards are shares of the Company’s common stock (“Performance Shares”) to be issued to Participants if, among other conditions, the Company achieves a minimum earnings per share level in fiscal 2007 (the “Threshold Target”) and a minimum cumulative earnings per share level for fiscal 2005, 2006 and 2007 (together with the Threshold Target, the “Minimum Performance Target”). At the time the Performance Awards were granted, the fiscal 2005 earnings per share component of the Company’s three year cumulative target was known.

Based on the Company’s estimate of the level of performance targets for which attainment is probable, Performance Awards are expensed on a straight line basis as follows:

•                  The first 50% of the awards are expensed over a two year vesting period from fiscal 2006 to fiscal 2007 and are earned based on the Company meeting the Minimum Performance Target; and

•                  The remaining 50% of the awards are expensed over a three year vesting period from fiscal 2006 through fiscal 2008 based on the Participant’s continued service to the Company through that period.

The shares automatically vest on a pro-rata basis if there is a change in control (as defined in the 2005 Equity Plan) of the Company prior to the end of fiscal 2007. The Company determined that it is not probable that the Minimum Performance Target will be met. Accordingly, the Company has not recognized compensation expense related to the Performance Awards. The remaining unvested shares will be automatically canceled at the end of fiscal 2007, assuming there is not a change in control of the Company.

Changes in the Company’s unvested Performance Awards for the thirteen and twenty-six weeks ended July 29, 2006 were as follows:

	Thirteen Weeks Ended July 29, 2006		Twenty-Six Weeks Ended July 29, 2006
	Number of Performance Awards	Weighted Average Grant Date Fair Value	Number of Performance Awards	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Unvested Performance Awards, beginning of period	512	$45.18	—	$—
Granted	—	—	512	45.18
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested Performance Awards, end of period	512	$45.18	512	$45.18

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.                 LICENSE AGREEMENT WITH DISNEY

In November 2004, the Company acquired, through two wholly-owned subsidiaries, certain assets used to operate the Disney Store retail chain in North America (the “DSNA Business”) from affiliates of The Walt Disney Company (“Disney”). (For clarification, the “DSNA Business” refers to the business the Company acquired from Disney as of November 21, 2004, whereas the “Disney Store business” refers to the Disney Store business the Company has operated since the acquisition.) As a result of the acquisition, these subsidiaries acquired a total of 313 Disney Stores, consisting of all existing Disney Stores in the United States and Canada, other than “flagship” stores and stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business. In addition, the lease obligations for all 313 stores and other legal obligations became obligations of the Company’s subsidiaries. Subsequently, the Company’s subsidiaries acquired two Disney Store flagship stores, one in Chicago, Illinois and the other in San Francisco, California, as well as certain Disney Store outlet stores. The Company’s subsidiaries that operate the Disney Store business are referred to herein interchangeably and collectively as Hoop.

Royalty Payments

Concurrently with acquiring the DSNA Business, the Company entered into a License and Conduct of Business Agreement with Disney (the “License Agreement”). Under the License Agreement, Hoop has the right to use certain Disney intellectual property, subject to Disney approval, in the Disney Store business in exchange for ongoing royalty payments. Pursuant to the terms of the License Agreement, Hoop operates retail stores in North America using the “Disney Store” name and contract to manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future. The initial term of the License Agreement is 15 years and, if certain financial performance and other conditions are satisfied, the License Agreement may be extended at the Company’s option for up to three additional ten-year terms. Following an initial two-year royalty holiday, Hoop will begin making royalty payments to Disney in November 2006 equal to 5% of net sales at physical Disney Store retail locations, subject to an additional royalty holiday with respect to a limited number of stores (the “Non-Core Stores”).

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

Due to the royalty holiday discussed above, there were no royalty amounts due or paid under the License Agreement during the twenty-six weeks ended July 29, 2006 and the twenty-six weeks ended July 30, 2005. During the thirteen and twenty-six weeks ended July 29, 2006, the Company recorded $5.2 and $9.2 million, respectively, for royalty expense, as compared to $4.2 million and $7.5 million during the thirteen and twenty-six weeks ended July 30, 2005, respectively. The Company had an accrued liability on its balance sheet of $36.4 million as of July 29, 2006 and $14.6 million as of July 30, 2005.

Liquidity Restrictions

The License Agreement limits Hoop’s ability to make cash dividends or other distributions. Hoop’s independent directors must approve payment of any dividends or other distributions, other than payments of:

•                  Amounts due under the terms of the tax sharing and intercompany services agreements;

•                  Approximately $61.9 million which represents a portion of the purchase price paid by the Company to Disney (limited to cumulative cash flows, as defined, since the date of the acquisition); and

•                  Certain other dividend payments, subject to satisfaction of additional operating conditions, and limited to 50% of cumulative cash flows up to $90 million, and 90% of cumulative cash flows thereafter (provided that at least $90 million of cash and cash equivalents is maintained at Hoop).

In the normal course of business, Hoop has reimbursed the Company for intercompany services but has not paid any dividends or made other distributions. Under the License Agreement, Hoop may not incur indebtedness or guarantee indebtedness without written approval from Disney, except in permitted circumstances as outlined by the

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

License Agreement. The License Agreement provides that trade letters of credit to fund inventory purchases are permitted without limitation; borrowings under all term and revolving loans are limited to $35.0 million, with a maximum of $7.5 million for term loan borrowings; and the aggregate amount outstanding under all term and revolving loans must be reduced to $10.0 million or less at least once annually.

Business Review and Approvals

The License Agreement includes provisions regarding the manner in which Hoop will operate the Disney Store business and requires that approvals be obtained from a Disney affiliate for certain matters, including all uses of the intellectual property of Disney and its affiliates and the opening or closing of Disney Stores beyond certain parameters set forth in the License Agreement.

The License Agreement also entitles Disney to designate a representative to attend meetings of the Board of the Company as an observer. Upon the occurrence of certain specified events, including an uncured royalty breach and other repeated material breaches by Hoop of the terms of the License Agreement, certain material breaches by the Company of the terms of the Guaranty and Commitment, and certain changes in ownership or control of the Company or Hoop, Disney will have the right to terminate the License Agreement, in which event Disney may require the Company to sell the Disney Store business to Disney or one of its affiliates or to a third party at a price to be determined by appraisal or, in the absence of such sale, to wind down the Disney Store business in an orderly manner.

Remodeling Obligations

The License Agreement obligates the Company to maintain the quality, appearance and presentation standards of the Disney Store chain in accordance with the highest standards prevailing in the specialty retail industry. In addition, under the License Agreement, the Company has a remodel commitment, which is subject to revision depending upon what actions management takes regarding, among other things, the timing and nature of lease renewals for acquired stores. The License Agreement, as amended in April 2006, required the Company to:

•                  Completely remodel each store within a specified period of time following expiration or termination of the initial term of the lease for such store, if such lease is renewed or extended on a long-term basis upon or following such expiration or termination;

•                  Completely remodel each store at least once every 12 years; and

•                  Completely remodel a minimum of approximately 160 of the 313 acquired stores by January 1, 2009.

During fiscal 2006, the Company suspended the store renovation program because of dissatisfaction with the “Mickey” store prototype. As of July 29, 2006, the Company had remodeled a total of 39 Disney Stores since the 2004 acquisition. Pursuant to the provisions of the License Agreement, as amended in 2006, relating to required remodeling following lease renewals and required remodeling of stores at least once every 12 years, the Company was required to remodel a total of approximately 73 stores by July 29, 2006. As of July 29, 2006, the Company had remodeled 26 of these required stores, with the result that 47 of the store remodels required by that date under the terms of the License Agreement had not been completed by that date. The remaining 13 store remodels the Company had completed were not required pursuant to the provisions of the License Agreement.

In August 2007, the Company and Disney entered into an agreement which modified certain provisions of the License Agreement and created certain additional obligations on the part of the Company (the “Refurbishment Amendment”). The Refurbishment Amendment, among other things, ended the royalty abatement at certain locations identified in the original License Agreement. Refer to Note 16—Subsequent Events for additional information regarding the Refurbishment Amendment.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.                 NET (LOSS) INCOME PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share”, the following table reconciles net (loss) income and share amounts utilized to calculate basic and diluted net loss per common share (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net (loss) income	$(13,519)	$(20,119)	$1,201	$(10,077)

Basic shares	28,899	27,683	28,571	27,533
Dilutive effect of stock options	—	—	1,158	—
Dilutive shares	28,899	27,683	29,729	27,533

Anti-dilutive options	1,059	1,353	20	1,290

The net loss per share presented in the condensed consolidated statements of income for the thirteen weeks ended July 29, 2006, as well as the thirteen and twenty-six weeks ended July 30, 2005, excludes the dilutive effect of stock options, which would have been anti-dilutive as a result of the net loss.

6.                 COMPREHENSIVE (LOSS) INCOME

The following table presents the Company’s comprehensive (loss) income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net (loss) income	$(13,519)	$(20,119)	$1,201	$(10,077)
Translation adjustments, net of taxes	(198)	924	495	290
Comprehensive (loss) income	$(13,717)	$(19,195)	$1,696	$(9,787)

7.                 INVESTMENTS

Investments are classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s short-term investments are principally composed of Auction Rate Securities (“ARS”) and Variable Rate Demand Notes (“VRDN”). The Company had short-term investment balances in VRDN of $12.7 million, $0.0 million and $0.0 million as of July 29, 2006, January 28, 2006 and July 30, 2005, respectively. ARS and VRDN are classified as available-for-sale and are stated at fair value. Interest rates reset periodically and the investments typically are settled within 35 days. As a result, there are no cumulative gross unrealized holding gains or losses related to these securities. All income from these investments is recorded as interest income.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.                 PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	July 29, 2006	January 28, 2006	July 30, 2005
		(As restated)	(As restated)
Property and equipment:
Leasehold improvements	$287,314	$259,789	$231,003
Store fixtures and equipment	205,772	186,683	158,421
Capitalized software	40,187	34,949	25,906
Construction in progress	29,225	20,809	20,343
	562,498	502,230	435,673
Less accumulated depreciation and amortization	(279,500)	(253,602)	(227,166)
Property and equipment, net	$282,998	$248,628	$208,507

9.                 CREDIT FACILITIES

2004 Amended Loan Agreement

In October 2004, the Company amended and restated its credit facility (the “2004 Amended Loan Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”) as senior lender and syndicated and administrative agent, and certain other lenders, partly in connection with its acquisition of the Disney Store retail chain. The 2004 Amended Loan Agreement provided for borrowings up to $130 million (including a sublimit for letters of credit of $100 million). The term of the facility under the 2004 Amended Loan Agreement was scheduled to end on November 1, 2007 with successive one-year renewal options. The amount available for extensions of credit under the 2004 Amended Loan Agreement depended on the level of inventory and accounts receivable relating to the Children’s Place business.

Advances under the 2004 Amended Loan Agreement were secured by a first priority security interest in substantially all the assets of the Company and its subsidiaries, other than assets in Canada and Puerto Rico and assets owned by the Company’s subsidiaries that were formed in connection with the acquisition of the DSNA Business. Amounts outstanding under the 2004 Amended Loan Agreement bore interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR rate plus a pre-determined margin. The LIBOR margin was 1.50% to 3.00%. The unused line fee under the Amended Loan Agreement was 0.38%.

The Company had $0.0 million, $0.0 million and $23.1 million in outstanding borrowings under the 2004 Amended Loan Agreement as of July 29, 2006, January 28,2006 and July 30, 2005, respectively, and had letters of credit outstanding of $58.4 million at July 29, 2006. During the twenty-six weeks ended July 29, 2006, various letters of credit were issued pursuant to the 2004 Loan Agreement, but there were no borrowings other than letters of credit that cleared after business hours. The average loan balance during the twenty-six weeks ended July 29, 2006 was approximately $0.6 million and the average interest rate was 7.8%. The maximum outstanding letters of credit were $74.0 million during the twenty-six weeks ended July 29, 2006. Availability under the 2004 Amended Loan Agreement as of July 29, 2006 was $71.6 million.

The 2004 Amended Loan Agreement contained covenants, which include limitations on the Company’s annual capital expenditures, the maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. The 2004 Amended Loan Agreement also contained covenants limiting the amount of funds the Company can invest in Hoop to $20 million in fiscal 2007 and $15 million in fiscal 2008. Noncompliance with these covenants could result in additional fees, could affect the Company’s ability to borrow, or could require the Company to repay the outstanding balance. As of July 29, 2006, the Company was not aware of any violations of its covenants under the 2004 Amended Loan Agreement.

Refer to Note 16—Subsequent Events for information related to compliance under the 2004 Amended Loan Agreement and the Company’s June 2007 and November 2007 amendments and restatement of the 2004 Amended Loan Agreement.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Hoop Loan Agreement

As of November 21, 2004, the domestic Hoop entity entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) with Wells Fargo as senior lender and syndicated and administrative agent, and certain other lenders, establishing a senior secured credit facility for Hoop. Through fiscal 2006, the Hoop Loan Agreement provided for borrowings up to $100 million (including a sublimit for letters of credit of $90 million). The term of the facility extended until November 21, 2007. The amount that could be borrowed under the Hoop Loan Agreement depended on the domestic Hoop entity’s level of inventory and accounts receivable.

Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of Hoop as well as a pledge of a portion of the equity interests in the Canada Hoop entity. Borrowings and letters of credit under the Hoop Loan Agreement are used by Hoop for working capital purposes for the Disney Store business. Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. The prime rate margin was 0.25% and the LIBOR margin was 2.0% or 2.25%, depending on the domestic Hoop entity’s level of excess availability. The unused line fee was 0.30%.

There were no borrowings under the Hoop Loan Agreement as of July 29, 2006, January 28, 2006 or July 30, 2005. During the twenty-six weeks ended July 29, 2006, letters of credit were issued pursuant to the Hoop Loan Agreement, but there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours. The average balance during the twenty-six weeks ended July 29, 2006 was approximately $0.3 million and the average interest rate was 8.1%. The maximum outstanding letters of credit were $32.4 million during the twenty-six weeks ended July 29, 2006. Letters of credit outstanding as of July 29, 2006 were $29.7 million and availability as of July 29, 2006 was $24.2 million. The interest rate charged under the Hoop Loan Agreement was 8.5% as of July 29, 2006.

The Hoop Loan Agreement contained various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of intercompany dividends and indebtedness. In addition, an event of default under the Disney License Agreement would create a cross-default under the Hoop Loan Agreement. Non-compliance with these covenants could result in additional fees, could affect Hoop’s ability to borrow or could require Hoop to repay the outstanding balance.

As of July 29, 2006, the Company was not aware of any violations of its covenants under the Hoop Loan Agreement.

Refer to Note 16—Subsequent Events for information related to compliance under the Hoop Loan Agreement and the Company’s June 2007 and August 2007 amendments and restatement of the Hoop Loan Agreement.

Letter of Credit Fees

Letter of credit fees approximated $0.4 million in both of the twenty-six week periods ended July 29, 2006 and July 30, 2005. Letter of credit fees are included in cost of sales.

10.   NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, effective for fiscal years beginning after December 15, 2006, requires that the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The amount of tax benefits recognized from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company has substantially completed the process of evaluating the effect of FIN 48 on its consolidated financial statements as of the beginning of the period of adoption, February 4, 2007. The Company estimates that the cumulative effects of applying this interpretation will be recorded as a decrease of approximately $6.6 million to beginning retained earnings. In addition, in accordance with the provisions of FIN 48, the Company will reclassify an estimated $6.2 million of unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for interim periods within those years. The Company is currently evaluating the potential impact of adopting SFAS 157 on its consolidated balance sheets and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires registrants to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has applied SAB 108 in its restatement of its condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. Since the Company presents such taxes on a net basis (excluded from net sales) as permitted under EITF 06-3, there will be no impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect that adopting this statement will have on its consolidated balance sheets and results of operations.

11.          LEGAL MATTERS

The Company is involved in various legal proceedings arising in the normal course of its business and reserves for litigation settlements and contingencies when it can determine the probability of outcome and can estimate losses. Estimates are adjusted as facts and circumstances require. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

On or about February 15, 2005, Michael Scott Smith, a former co-sales manager for The Children’s Place in the San Diego district, filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action on behalf of Mr. Smith and other individuals similarly situated. On October 19, 2007, the Company entered into a class action settlement with the plaintiff’s counsel and signed a memorandum of understanding providing for, among other things, a maximum total payment of $2.1 million, inclusive of attorneys’ fees, costs, and expenses, service payments to the class representative, and administration costs, in exchange for a full release of all claims and dismissal of the lawsuit. The court granted preliminary approval of the settlement on November 29, 2007. The settlement was recorded in the thirteen weeks ended July 29, 2006.

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit in the Superior Court of California, County of Los Angeles against the Company. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action status on behalf of Ms. Fong and other individuals similarly situated. The Company filed its answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding a subsidiary of Disney as a defendant. The Company believes it has meritorious defenses to the claims and will defend itself vigorously; however, the outcome of this litigation is uncertain and the Company cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter.

Refer to Note 16—Subsequent Events for additional information regarding the Company’s pending legal matters.

12.          INCOME TAXES

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

The Company’s effective tax rates for the thirteen and twenty-six weeks ended July 29, 2006 were 35.6% and 57.5%, respectively. The Company’s effective tax rates during the thirteen and twenty-six weeks ended July 29, 2006 were impacted by an additional provision of approximately $0.6 million, resulting primarily from tax law changes in certain states. The Company’s effective tax rate of 57.5% for the twenty-six weeks ended July 29, 2006 resulted from the seasonality of the Company’s earnings which were approximately $2.8 million before income taxes and this incremental provision.

As of July 29, 2006, the Company has not made a U.S. tax provision on approximately $35.6 million of unremitted earnings of its foreign subsidiaries. The Company intends to reinvest these earnings overseas to fund expansion in Canada and other foreign markets. Accordingly, the Company has not provided any provision for income tax in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.          INTEREST INCOME, NET

The following table presents the components of the Company’s interest income, net (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Interest income	$437	$134	$794	$262
Tax-exempt income	689	590	1,517	976
Total interest income	1,126	724	2,311	1,238

Less:
Interest expense – credit facilities	20	14	34	213
Unused line fee	115	110	240	230
Amortization of deferred financing fees	80	95	175	180
Other fees	115	170	189	185
Interest income, net	$796	$335	$1,673	$430

14.          SEGMENT INFORMATION

Since the acquisition of the Disney Store in November 2004, the Company has segmented its operations based on management responsibility: The Children’s Place stores and the Disney Stores. The Company measures its segment profitability based on operating profit, defined by the Company as earnings before the allocation of shared services and before interest and taxes. Shared services are not allocated and principally include executive management, finance, real estate, human resources, legal and information technology services. Direct administrative expenses are recorded by each segment. Certain centrally managed functions such as distribution center expenses are allocated to each segment based upon management’s estimate of usage or other contractual means. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.

Shared service assets principally represent capitalized software and computer equipment. All other administrative assets are allocated between the two operating segments.

The following tables provide segment level financial information for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005 (dollars in millions):

	Thirteen Weeks Ended July 29, 2006
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$269.4	$126.2	$—	$395.6
Operating profit (loss)	2.3	(3.6)	(20.5)	(21.8)
Operating profit (loss) as a percent of net sales	0.9%	(2.9)%	N/A	(5.5)%

	Thirteen Weeks Ended July 30, 2005
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$215.3	$103.5	$—	$318.8
Operating (loss)	(3.2)	(10.8)	(19.2)	(33.2)
Operating (loss) as a percent of net sales	(1.5)%	(10.4)%	N/A	(10.4)%

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Twenty-Six Weeks Ended July 29, 2006
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$591.4	$230.7	$—	$822.1
Operating profit (loss)	53.8	(10.2)	(42.4)	1.2
Operating profit (loss) as a percent of net sales	9.1%	(4.4)%	N/A	(0.1)%

Total assets	$587.2	$209.4	$19.4	$816.0
Capital expenditures	36.2	26.2	—	62.4

	Twenty-Six Weeks Ended July 30, 2005
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$496.0	$192.0	$—	$688.0
Operating profit (loss)	44.4	(24.6)	(36.5)	(16.7)
Operating profit (loss) as a percent of net sales	9.0%	(12.8)%	N/A	(2.4)%

Total assets	$432.8	$172.9	$9.0	$614.7
Capital expenditures	22.9	4.2	1.7	28.8

15.          RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

During the thirteen and twenty-six weeks ended July 29, 2006, the Company purchased approximately $1.3 million and $2.0 million, respectively, of footwear from Nina Footwear Corporation. We did not purchase footwear from Nina Footwear Corporation during the thirteen and twenty-six weeks ended July 30, 2005. Stanley Silverstein, who is a member of the Board and the father-in-law of Ezra Dabah, former CEO, owns Nina Footwear Corporation with his brother.

16.          SUBSEQUENT EVENTS

Modifications of the Disney License Agreement

The Company, its subsidiaries Hoop Retail Stores, LLC and Hoop Canada, Inc. (collectively, “Hoop”) and TDS Franchising LLC (“TDSF”), an affiliate of The Walt Disney Company, entered into a letter agreement on June 7, 2007 (dated as of June 6, 2007) (the “June Letter Agreement”), addressing issues that had been raised by TDSF, as previously disclosed by the Company, relating to the compliance by Hoop with certain provisions of the Disney License Agreement. The June Letter Agreement set forth TDSF’s position that Hoop has committed 120 uncured material breaches of the License Agreement, primarily relating to Hoop’s obligations with respect to store remodeling and store maintenance. TDSF asserted that the existence of these breaches would permit TDSF to exercise its rights and remedies under the License Agreement, which could include termination of the License Agreement.

The June Letter Agreement, among other things, suspended the remodel obligations in the License Agreement for the approximately 4.5 year term of the June Letter Agreement and, in lieu of those provisions, imposed new obligations on the Company with respect to the renovation and maintenance of numerous stores in the Disney Store chain between fiscal 2007 and fiscal 2011 and, for the stores to be remodeled in fiscal 2007, set forth a detailed timetable for submission of plans and completion dates.

Subsequent to the execution of the June Letter Agreement, the Company was unable to meet several of the deadlines set forth in the June Letter Agreement. In addition, the Company determined that there were upcoming deadlines during the third and fourth quarters of fiscal 2007 specified in the June Letter Agreement that the Company would likely not meet. Accordingly, the Company and Disney engaged in further discussions during August 2007 and, based on these discussions, agreed upon changes to the requirements of the June Letter Agreement that would

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

postpone the due dates of certain remodel obligations until later in fiscal 2007 or fiscal 2008. In connection with these postponements, the Company agreed to remodel two additional Disney Stores during fiscal 2009 and agreed upon changes to the original License Agreement to modify restrictions on Disney’s ability to relocate its flagship retail store in Manhattan and to narrow the restrictions on Disney’s ability to grant direct licenses to other specialty retailers so that these restrictions would apply only with respect to specialty retail stores focusing primarily on the sale of children’s merchandise.

During August 2007, the Company and Disney formally amended the License Agreement by executing the Refurbishment Amendment, which incorporated the terms of the June Letter Agreement, as modified by mutual agreement during August, and the aforementioned changes to the License Agreement. The Refurbishment Amendment by its terms superseded the June Letter Agreement and took effect retroactively as of June 6, 2007, the original effective date of the June Letter Agreement. Like the June Letter Agreement, the Refurbishment Amendment states that, if the Company fully complies with its terms, Disney will forbear from exercising any rights or remedies it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the Refurbishment Amendment. However, under the terms of the Refurbishment Amendment, if the Company violates any of its provisions, Disney will have the right to terminate its forbearance under the Refurbishment Amendment, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including terminating the Company’s license to operate the Disney Stores based on the occurrence of numerous material breaches and claiming breach fees, as if the Refurbishment Amendment had not been executed. The Refurbishment Amendment also states that, if the Company breaches any of the provisions of the Refurbishment Amendment on three or more occasions and Disney has not previously exercised its right to terminate the Refurbishment Amendment, a payment of $18.0 million to Disney becomes immediately due and payable with respect to the breach fees called for by the License Agreement. If the Company violates any of the provisions of the Refurbishment Amendment on five or more occasions, Disney will have the right to immediately terminate the License Agreement, without any right by the Company to defend, counterclaim, protest or cure. It should be noted that the Refurbishment Amendment addresses only those breaches specifically enumerated therein. Disney continues to retain all its other rights and remedies under the License Agreement with respect to any other breaches.

The Refurbishment Amendment sets forth specific requirements regarding the Disney Stores to be remodeled and otherwise refreshed over the period the Refurbishment Amendment is in effect and obligates the parent company, The Children’s Place Retail Stores, Inc., among other things, to commit $175 million to remodel and refresh these stores through fiscal 2011. While the original provisions of the License Agreement obligated Hoop to remodel Disney Stores under certain circumstances and at certain times, the original License Agreement did not establish a specific dollar commitment for this obligation. Although the original License Agreement generally required Hoop to maintain the physical appearance of the Disney Stores in accordance with the highest standards prevailing in specialty retailing, the “maintenance and refresh” program under the Refurbishment Amendment imposes specific requirements for timing, numbers of stores and the type of work to be performed. This “maintenance and refresh” program was considered necessary to upgrade the quality of the Disney Stores to the standard required under the License Agreement and is incremental to the original License Agreement. The “maintenance and refresh” program is expected to cost approximately $16 million over the 12 month period. Some of the stores required to be refreshed under this program will also be remodeled at a later date in accordance with the Refurbishment Amendment. The Refurbishment Amendment commits the Company to a capital commitment of $175 million to remodel, refresh and maintain the Disney Stores and to open 18 new stores which will cost approximately $11.7 million. The Company expects to fund these amounts through cash flow from operations of the Disney Store business, borrowings and availability under the Company’s credit facilities and capital contributions from The Children’s Place business to the Disney Store business.

The following reflects additional information regarding the Refurbishment Amendment and certain additional obligations on the part of the Company and Hoop:

1.               Hoop developed a new store prototype for Disney Store and for Disney Store outlets and obtained TDSF’s approval of these new store prototypes. The Refurbishment Amendment requires Hoop to convert seven existing Disney Stores identified in the Refurbishment Amendment to the new store prototype by December 31, 2007, based upon a detailed timeline for each of these stores. In addition, under the Refurbishment Amendment, by the end of fiscal 2008, Hoop is required to convert at least 49 additional existing Disney Stores identified in the Refurbishment Amendment to the new store prototype and to open at least 18 new

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Disney Stores using the new prototype. Hoop is required to convert to the new prototype at least 60 additional existing stores by the end of fiscal 2009, at least 70 additional existing stores by the end of fiscal 2010, and at least 50 additional existing stores by the end of fiscal 2011. In addition to the 18 new stores to be opened by the end of fiscal 2008 using the new store prototype, Hoop has the right to open up to a specified number of additional new stores using the new store prototype during each fiscal year.

2.               Hoop conducted a review of all existing Disney Stores bearing the “Mickey” store design (excluding those “Mickey” stores that are to be converted to the new store prototype), as well as all existing Disney Stores bearing the “Castle” design that were constructed after November 2004, and delivered to TDSF a written report on this review, along with an enhanced maintenance and remodel plan for these stores and a detailed timeline for implementation of this plan. Hoop is required to implement this plan at a minimum of five existing stores by December 31, 2007, at a minimum of 14 additional stores by March 31, 2008, and at all remaining stores bearing these store designs by June 30, 2008.

3.               Similarly, Hoop conducted a review of all existing Disney Stores bearing the “pink and green” store design, as well as all existing Disney Stores bearing the “Castle” design that were constructed prior to November 2004, and delivered to TDSF an enhanced maintenance and remodel plan for these stores and a detailed timeline for implementation of this plan. Hoop is required to implement this plan at one-half of these store locations by March 31, 2008 and at the remaining stores bearing these store designs by June 30, 2008.

4.               Hoop also agreed to prepare a refresh and enhancement plan for the Disney Store flagship location on Michigan Avenue in Chicago and to expend at least $200,000 on this store by October 31, 2007. The refresh and enhancement of this store was completed on September 12, 2007.

5.               As required by both the June Letter Agreement and the Refurbishment Amendment, the Company’s Board of Directors approved the Refurbishment Amendment and committed $175 million over the period between June 6, 2007 and January 31, 2012 to implement the renovation and maintenance plans called for by the Refurbishment Amendment. The following table summarizes the Company’s remodel and maintenance refresh obligations under the terms of the Refurbishment Amendment (amounts in thousands):

	Store Remodel		Mickey Retrofit		Maintenance Refresh			Total
		Estimated		Estimated		Estimated		Estimated
Fiscal Year	Stores (#)	Cost ($)	Stores (#)	Cost ($)	Stores (#)	Cost ($)	Contingency ($)	Cost ($)
2007	7	$4,250	7	$1,050	6	$950	$1,245	$7,495
2008	49	31,650	28	4,200	129	9,675	1,245	46,770
2009	60	39,000	—	—	—	—	1,245	40,245
2010	70	45,500	—	—	—	—	1,245	46,745
2011	50	32,500	—	—	—	—	1,245	33,745
2007 - 2011	236	$152,900	35	$5,250	135	$10,625	$6,225	$175,000

6.               The Refurbishment Amendment states that the maintenance and store renovation requirements of the Refurbishment Amendment supersede the store renovation provisions in Section 9.3.5(b)(i) and (ii) of the original License Agreement through January 31, 2012, so long as the Refurbishment Amendment remains in effect and is not terminated by TDSF in accordance with its terms. Following January 31, 2012 (or a termination of the Refurbishment Amendment), the store renovation provisions in Section 9.3.5(b)(i) and (ii) of the original License Agreement will become effective again.

7.               Hoop also agreed in the Refurbishment Amendment that, with respect to those Disney Stores that were identified as “Non-Core Stores” for purposes of the original License Agreement, for which Hoop was entitled to an extended royalty abatement under the License Agreement, to the extent that the lease for any such store was or is renewed but the store is not remodeled within a specified time period after such lease renewal, Hoop will no longer be entitled to the royalty abatement for these stores.

8.               The parties also agreed in the Refurbishment Amendment to amend the License Agreement in order to reduce certain of the restrictions on TDSF’s ability to grant direct merchandising licenses to other specialty retail store chains.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.               Hoop agreed to conduct consumer research regarding the need for a differentiated merchandising plan for Disney Store outlets and, if requested by TDSF based on such research and mutually agreed upon, to develop and implement such a plan during fiscal 2008.

10.         Finally, TDSF and Hoop agreed to certain modifications of the provisions of the License Agreement establishing standards for Disney Store merchandise based upon Disney merchandise available through other retailers and to modify the provisions that would apply to a potential wind-down of the Disney Store business following any termination of the License Agreement.

The table above reflects the requirements of the Refurbishment Amendment, under which the Company must complete a maintenance and refresh in approximately 170 Disney Stores (which includes the Mickey retrofits) by June 30, 2008 and then remodel certain of those stores at a later date. However, in the event the Company were to remodel or close any such store prior to when it is due for a maintenance refresh, the Company would no longer be obligated to refresh that store. Accordingly, the Company anticipates that not all of the 170 stores reflected in the table will need to be refreshed, and at the time the Refurbishment Amendment was executed, the Company estimated that 165 stores would be refreshed.

As mentioned above, in addition to the remodel and maintenance costs shown in the above table, the Refurbishment Amendment obligates the Company to open a total of 18 new Disney Stores by January 31, 2009, which the Company estimates will cost approximately $11.7 million in capital expenses. The majority of these costs will be incurred in fiscal 2007 and are included in the Company’s capital expenditure plans.

The following table represents the Company’s store opening, remodeling and maintenance commitments for the Disney Store business for the remainder of the initial term of the License Agreement (through fiscal 2019) taking into account the requirements of the Refurbishment Amendment that apply through fiscal 2011:

	Payments Due By Period
(dollars in thousands)	Total	1 year or less	1—3 years	3—5 years	More than 5 years
Disney Store new store capital expenditure, remodeling and maintenance and refresh obligations	$341,296	$17,245	$88,965	$80,490	$154,596

Beginning in July 2007, the Company’s Hoop subsidiaries commenced Internet commerce operations through an alliance with a Disney affiliate in which certain Disney Store merchandise is sold on the disneyshopping.com website. Disney Store merchandise is accessible through either www.disneystore.com or www.disneyshopping.com. The Company anticipates entering into a formal amendment to the License Agreement relating to this Internet business. It is anticipated that this amendment to the License Agreement will supersede the Company’s obligation to launch its own Disney Store Internet store, which pursuant to the License Agreement, as modified by certain letter agreements, the Company is required to launch by January 31, 2008.

Asset Impairment Charges

During fiscal 2006, the Company recorded asset impairment charges of $17.1 million. The fiscal 2006 asset impairment charges included a $9.6 million charge related to the renovation of 29 Mickey prototype stores, $7.1 million related to the Company’s decision not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with the Company’s decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website, and $0.4 million related to the write down of leasehold improvements and fixtures in five underperforming stores. The Company introduced the Mickey store prototype at the Disney Store in fiscal 2006 but was dissatisfied with the prototype from a brand, design and construction standpoint. The impairment charge for the 29 Mickey stores reflects stores that were unable to generate sufficient cash flow to cover the carrying value of their fixed assets prior to their renovation.

Amendments to Credit Facilities

2007 Amended Loan Agreement; Letter of Credit Agreement

In June 2007, the Company entered into a Fifth Amended and Restated Loan and Security Agreement (the “2007 Amended Loan Agreement”) and a new letter of credit agreement with Wells Fargo and the Company’s other senior lenders (the “Letter of Credit Agreement”) for the purpose of better supporting the Company’s capital needs and reducing the fees associated with its credit facility borrowings. Wells Fargo continues to serve as the administrative agent under all these facilities.

The 2007 Amended Loan Agreement reduced the facility maximum to $100 million for borrowings and letters of credit, with a $30 million “accordion” feature that enables the Company to increase the facility to an aggregate amount of $130 million at its option. There is also a seasonal over-advance feature that enables the Company to borrow up to an additional $20 million from July 1 through October 31, subject to satisfying certain conditions, including a condition relating to earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12 month basis based upon the most recent financial statements furnished to Wells Fargo and the Company’s estimate of projected pro forma EBITDA for the over-advance period. The term of the facility ends on November 1, 2010. If the Company terminates the 2007 Amended Loan Agreement during the first year, there is a termination fee of 0.5% of the $100 million facility maximum ($130 million if the accordion feature is in use) plus any seasonal

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

over-advance amounts in effect. Under the 2007 Amended Loan Agreement the LIBOR margin has been reduced to 1.00% to 1.50%, depending upon the Company’s average excess availability, and the unused line fee has been reduced to 0.25%.

Credit extended under the 2007 Amended Loan Agreement continues to be secured by a first priority security interest in substantially all of the Company’s assets, other than assets in Canada and Puerto Rico and assets owned by Hoop. The amount that can be borrowed under the 2007 Amended Loan Agreement depends on levels of inventory and accounts receivable relating to The Children’s Place business. The 2007 Amended Loan Agreement also contains covenants, which include limitations on annual capital expenditures, maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. The 2007 Amended Loan Agreement also contains covenants limiting the amount of funds the Company can invest in Hoop to $20 million, $55 million, $36 million and $52 million in fiscal years 2007, 2008, 2009 and 2010, respectively, not to exceed a maximum aggregate of $175 million over the term of the credit facility.

Under the Letter of Credit Agreement, the Company can issue letters of credit for inventory purposes for up to $60 million to support The Children’s Place business. The Letter of Credit Agreement can be terminated at any time by either the Company or Wells Fargo. Interest is paid at the rate of 0.75% on the aggregate undrawn amount of all letters of credit outstanding. The Company’s obligations under the Letter of Credit Agreement are secured by a security interest in substantially all of the assets of The Children’s Place business, other than assets in Canada and Puerto Rico, and assets of Hoop. Upon any termination of the Letter of Credit Agreement, the Company would be required to fully collateralize all outstanding letters of credit issued thereunder and, if the Company failed to do so, its outstanding liability under the Letter of Credit Agreement would reduce its borrowing capacity under the 2007 Amended Loan Agreement.

On November 2, 2007, the Company entered into an amendment of the 2007 Amended Loan Agreement (the “First Amendment”), extending the period of the over-advance feature of the credit facility until November 30 for fiscal 2007. The Company paid a fee of $30,000 in connection with this amendment.

The Company was not in compliance with the financial reporting covenants under the 2004 Amended Loan Agreement when it executed the amendment and restatement. However, in the 2007 Amended Loan Agreement, the Company received forbearance of these reporting requirements through July 31, 2007 and was subsequently granted a waiver through August 30, 2007, which was extended through January 1, 2008. There were no fees associated with obtaining the waiver through August 30, 2007; however, the Company was required to pay a fee of $102,000 to extend the waiver from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

Amendments to Hoop Loan Agreement

In June 2007, concurrently with the execution of the 2007 Amended Loan Agreement, and in August 2007, the Company entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo and the other lenders under the Hoop Loan Agreement (collectively, the “Amendments to the Hoop Loan Agreement”). The Amendments to the Hoop Loan Agreement reduced the facility maximum to $75 million for borrowings and provide for a $25 million accordion feature that enables the Company to increase the facility to an aggregate amount of $100 million. The accordion feature is available at the Company’s option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. In addition, in the Amendments to the Hoop Loan Agreement the Company extended the termination date of the facility from November 21, 2007 to November 21, 2010 and reduced the interest rates charged on the outstanding borrowings and letters of credit. Amounts outstanding under the Amendments to the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. Depending on the domestic Hoop entity’s level of excess availability, the LIBOR margin has been reduced to 1.50% or 1.75%, commercial letter of credit fees have been reduced to 0.75% or 1.00%, and standby letter of credit fees have been reduced to 1.25% or 1.50%. The unused line fee has been reduced to 0.25%.

The Amendments to the Hoop Loan Agreement continue the covenants included in the Hoop Loan Agreement, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and indebtedness. Credit extended under the Amendments to the Hoop Loan Agreement continues to be secured by a first priority security interest in substantially all the assets of the domestic Hoop entity as well as a pledge of a portion of the equity interests in Hoop Canada.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Company obtained waivers for its non-compliance with its reporting requirements under the Hoop Loan Agreement. There were no fees associated with obtaining these waivers through August 30, 2007. However, the Company was required to pay a fee of $48,000 to extend the waiver from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

Legal and Regulatory Matters

SEC Investigation

On September 29, 2006, the Division of Enforcement of the SEC informed the Company that it had initiated an informal investigation into the Company’s stock option granting practices. In addition, the Office of the U.S. Attorney for the District of New Jersey has initiated an investigation into the Company’s option granting practices. The Company has cooperated with these investigations and has briefed both authorities on the results of the Special Committee’s investigation. There have been no developments in these matters since that time.

Shareholder Derivative Litigation

On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of the Board and certain current and former senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of the Company’s current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Securities Exchange Act of 1934 (“Exchange Act”), and common law, (iv) caused the Company to issue false and misleading public statements and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint seeks money damages, an accounting by the defendants for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The defendants have moved to dismiss the action, and on or about June 15, 2007, the plaintiff filed an amended complaint adding, among other things, a claim for securities fraud under SEC rule 10b-5. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims and will defend itself vigorously, no assurance can be given as to the outcome of this litigation. At this time, the Company cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter. The litigation could distract management and directors from the Company’s affairs, the costs and expenses of the litigation could unfavorably affect the Company’s net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

Nasdaq Proceedings

As the Company did not timely file its Quarterly Reports on Form 10-Q for the quarters ended July 29, 2006 and October 28, 2006, its Annual Report on Form 10-K for fiscal 2006, and its Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007 (collectively, the “Required Reports”), the Company has been out of compliance with the reporting requirements of the SEC and the Nasdaq Global Select Market (“Nasdaq”) for more than one year. Although the Company has now filed its Quarterly Report on Form 10-Q for the second and third quarters of fiscal 2006 and its Annual Report on Form 10-K for fiscal 2006, it has not yet filed its Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007. Consequently, the Company continues to be in violation of the reporting requirements under the Exchange Act and the Nasdaq listing rules.

The Company has received various determination letters from the Staff of the Nasdaq Global Select Market (“Nasdaq”) stating that because it was not in compliance with Nasdaq listing requirements, its common stock is subject to delisting. Since September 2006 the Company has been in contact with the Nasdaq Listing Qualifications Panel, Nasdaq’s Listing and Hearing Review council, and the Board of Directors of the Nasdaq Stock Market LLC (the “Nasdaq Board”) regarding the Company’s inability to comply with Nasdaq’s listing requirements and when the Company might be able to again become compliant. The last communication the Company received from Nasdaq on this issue was from the Nasdaq board on November 9, 2007 stating that the Company has until January 9, 2008 to file all of the Required Reports in order to regain compliance with Nasdaq’s listing requirements. If the Company has not regained compliance prior to that time, it will need to explain to the Nasdaq Staff the reasons for its inability to do so, in order for the Nasdaq Board to consider whether any further extension is warranted. The Company still needs to file its Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007 before it

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

will have filed all of the Required Reports. There is no assurance that the Company will be able to meet the January 9, 2008 deadline, and if it does not, there is no assurance that the Nasdaq Board will grant the Company additional time to become compliant. If the Company fails to come into compliance by January 9, 2008, or any extended deadline approved by Nasdaq, it is anticipated that the Company’s shares will be delisted from Nasdaq.

In addition, Nasdaq listing rules require that all issuers solicit proxies and hold an annual meeting of its shareholders within 12 months of the end of the issuer’s fiscal year end. In order for the Company to comply with this rule, it must hold our annual meeting of shareholders for the fiscal year ended February 3, 2007, no later than February 3, 2008. In addition, the Company must be current in its SEC filings before it can solicit proxies for such annual meeting of its shareholders. Accordingly, if the Company is unable to become current in its SEC filings in sufficient time for it to solicit proxies for an annual meeting of the Company’s shareholders by February 3, 2008, or if it otherwise fails to hold such meeting by February 3, 2008, the Company’s shares could be delisted from Nasdaq.

Class Action Litigation

On September 21, 2007 a second stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain of its current and former senior executives. This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit.

On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives. This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. According to this complaint, more recent disclosures establish the misleading nature of these earlier disclosures. This complaint seeks, among other relief, class certification of the lawsuit, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees.

On or about September 28, 2007, Meghan Ruggiero filed a complaint in the United States District Court, Northern District of Ohio against the Company and its subsidiary, Hoop Retail Stores, LLC, on behalf of herself and other similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act (“FACTA”) and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief.

The outcome of these matters is uncertain; while the Company believes there are valid defenses to the claims and will defend itself vigorously, no assurance can be given as to the outcome of these matters. The litigations could distract management and directors from the Company’s affairs, the costs and expenses of the litigations could unfavorably affect net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

Changes in Senior Management

On September 24, 2007, Ezra Dabah, CEO, resigned from the Company effective immediately. Upon his resignation, Mr. Charles Crovitz, a member of the Company’s Board of Directors, assumed the responsibilities of CEO on an interim basis. The Company estimates it will record approximately $4.0 million in severance and benefit related expenses in the third quarter of fiscal 2007.

On November 20, 2007, in connection with his election as Interim CEO, the Company entered into an employment agreement term sheet (the “Term Sheet”) with Mr. Crovitz outlining the compensatory arrangements that he shall receive for serving as Interim CEO. The Term Sheet provides that Mr. Crovitz will serve as Interim CEO commencing as of October 1, 2007 until the earlier of (i) the end of fiscal 2008 or (ii) the selection and commencement of service of a permanent CEO. Pursuant to the Term Sheet, Mr. Crovitz shall receive an annual salary of $1.0 million, payable in accordance with the Company’s normal payroll practices. The Term Sheet also

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

provides for Mr. Crovitz’s continued employment as a consultant for two months following the commencement of service of a permanent CEO to assist in transitioning his responsibilities.

As soon as practicable after the Company is legally able to resume making equity awards, and whether or not Mr. Crovitz’s employment has then terminated, Mr. Crovitz is entitled to receive a restricted stock grant of the number of shares then having a fair market value of $1.0 million. Mr. Crovitz will be entitled to participate in all executive benefit plans, and will be provided substantially the same benefits and perquisites, from time to time maintained by the Company for senior executives. Mr. Crovitz’s employment agreement also provides that he is entitled to monthly housing, furniture rental and travel allowances. It is expected that the Company and Mr. Crovitz will promptly enter into definitive employment and equity award agreements reflecting terms consistent with the Term Sheet, at which time such agreements shall supersede the Term Sheet.

Board of Directors Review of Strategic Alternatives

Consistent with its fiduciary duties, the Company’s Board has engaged an investment banking firm to act as its financial advisor in undertaking a review of strategic alternatives to improve operations and enhance shareholder value. As part of this review, the Company’s Board and management are assessing a wide variety of options to improve our business and competitive position, including, but not limited to, opportunities for organizational and operational improvement, a possible recapitalization, or other transactions. The Board has not set any specific timeline for the completion of this strategic review, and there is no assurance that as a result of this review, the Board will decide to change the Company’s course of action or engage in any specific transaction.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company’s operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of the Company’s Annual Report on Form 10-K for the year ended February 3, 2007. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007, which is being filed with the SEC concurrently with this Quarterly Report on Form 10-Q.

RECENT DEVELOPMENTS

Changes in Senior Management

On September 24, 2007, Mr. Ezra Dabah, CEO, resigned from the Company effective immediately. Upon his resignation, Mr. Charles Crovitz, a member of our Board, assumed the responsibilities of CEO on an interim basis. We estimate that we will record approximately $4.0 million in the third quarter of fiscal 2007 in severance and related expenses.

In August 2007, in connection with the application of enhanced internal controls the Company instituted as part of the changes in its governance and internal controls resulting from the stock option remediation process, the Company identified certain violations of the Company’s policies and procedures by two members of senior management. On September 26, 2007, the Board completed its consideration of these violations.

One instance involved irregularities in expense reimbursement practices on the part of the Chief Creative Officer of The Children’s Place business, who is a related party to the Company’s former CEO and current Board member, Ezra Dabah, and another member of the Board, Stanley Silverstein. The Board concluded that the irregularities violated the Company’s Code of Business Conduct, involving gross inattention to the pertinent requirements of the Company’s policies but did not involve an intentional effort to obtain an improper personal benefit. The Board imposed significant sanctions on the individual involved, including requiring the individual to refund approximately $23,000 erroneously charged to the Company, changing the individual’s position so that the individual will no longer be an officer of the Company and requiring the reimbursement of approximately $160,000 to cover the Company’s out-of-pocket costs incurred in connection with its investigation of the matter, but concluded that dismissal from employment was not warranted.

The other case involved two instances where the Company’s former CEO, Ezra Dabah, did not comply with the Company’s internal policies related to internal securities transaction reporting and approval. In one instances, Mr. Dabah did not report to the Company an immaterial increase in his wife’s ownership of company shares as a result of a trust distribution. In the second, on two occasions, he pledged shares of Company stock pursuant to a customary margin account during a “black-out period” when the Company’s policies required prior approval of the Board for such pledges. The Board concluded that these actions violated the Company’s Code of Business Conduct, but that they were not done with the intent of knowingly violating the Company’s policies or in order to obtain an improper personal benefit by doing so and did not result in his obtaining an improper personal benefit or result in any liability exposure to the Company. The Audit Committee also determined that the pledges at issue would be considered valid and would be permitted. The Board imposed significant sanctions for committing the violations, including imposing new requirements on transactions involving the Company’s securities by the former CEO and requiring that he reimburse the Company approximately $36,600 for its out-of-pocket costs in investigating the violations.

The Company is instituting additional expense reimbursement procedures and additional training in the requirements of the Company’s Code of Business Conduct and related policies and procedures to help ensure against future similar violations.

The Company has completed its investigations of the Company’s policies and procedures and no other internal investigations are underway.

License Agreement with Disney

In connection with our acquisition of the Disney Store business in 2004, Hoop entered into a License Agreement with an affiliate of Disney under which our subsidiaries have the right to use certain Disney intellectual property to operate the Disney Store retail chain in exchange for ongoing royalty payments. The agreement allows our subsidiaries to operate retail stores in the United States and Canada using the “Disney Store” name and to contract, manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future. In accordance with the License Agreement, following a two year royalty abatement, our subsidiaries began making royalty payments to Disney in November 2006 equal to 5% of net sales from physical Disney Store locations, subject to an additional royalty holiday period with respect to the Non-Core Stores. The initial term of the License Agreement continues through January 2020, unless terminated sooner in accordance with the License Agreement, and if certain financial performance and other conditions are satisfied, the term of the License Agreement may be extended at our option for up to three additional ten-year terms.

Concurrently with our acquisition of the Disney Store business, we also entered into a Guaranty and Commitment dated as of November 21, 2004, in favor of Hoop and Disney. As required by the Guaranty and Commitment, we invested $50 million in Hoop concurrently with the consummation of the acquisition, and we agreed to invest up to an additional $50 million from time to time to enable Hoop to comply with its obligations under the License Agreement and otherwise fund the operations of Hoop. The Guaranty and Commitment provides that our $50 million additional commitment is subject to increase if certain distributions are made by Hoop to The Children’s Place. To date, we have not invested any portion of the additional $50 million in Hoop. We also agreed in the Guaranty and Commitment to guarantee the payment and performance by Hoop of its royalty payment and other obligations to Disney under the License Agreement, subject to a maximum guaranty liability of $25 million, plus expenses.

The License Agreement obligates us to maintain the quality, appearance and presentation standards of the Disney Store chain in accordance with the highest standards prevailing in the specialty retail industry. In addition, the License Agreement, as amended in April 2006, required us to:

•                  Completely remodel each store within a specified period of time following expiration or termination of the initial term of the lease for such store, if such lease is renewed or extended on a long-term basis upon or following such expiration or termination;

•                  Completely remodel each store at least once every 12 years; and

•                  Completely remodel a minimum of approximately 160 of the 313 acquired stores by January 1, 2009.

During fiscal 2006, we suspended the store renovation program because of dissatisfaction with our “Mickey” store prototype from a brand, design and construction standpoint. As of February 3, 2007, we had remodeled a total of 45 Disney Stores since the 2004 acquisition. Pursuant to the provisions of the License Agreement, as amended in 2006, relating to required remodeling following lease renewals and required remodeling of stores at least once every 12 years, we were required to remodel a total of 145 stores as of February 3, 2007. As of February 3, 2007, we had remodeled 32 of these required stores, with the result that 113 of the store remodels required by that date under the terms of the License Agreement had not been completed by that date. The remaining 13 store remodels we had completed were not required pursuant to the provisions of the License Agreement.

During the fourth quarter of fiscal 2006, we received a letter and subsequent follow-up communications from Disney identifying various ways in which we had not complied with the store renovation and certain other requirements of the License Agreement. In response, during the fourth quarter of fiscal 2006, we commenced discussions with Disney regarding potential modifications to certain terms of the License Agreement to address our remodeling commitments as well as other concerns that had been raised by Disney in various communications with us. During the first quarter of fiscal 2007, Disney notified us that Disney viewed our failure to comply with these requirements of the License Agreement as constituting numerous material breaches of the License Agreement, entitling Disney to exercise its rights and remedies under the License Agreement.

Following discussions with Disney, in June 2007, we entered into a June Letter Agreement with Disney which modified and superseded certain provisions of the License Agreement, including the remodeling requirements, through fiscal 2011 and created additional obligations for us and Hoop with respect to the remodeling of Disney Stores. The June Letter Agreement was entered into to address Disney’s assertion that through the date of the June Letter Agreement we had committed 120 material breaches of the License Agreement. The June Letter Agreement stated that if we fully comply with its terms, Disney would forbear from exercising any rights or remedies that it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the June Letter Agreement. However, if we were to violate any of the provisions of the June Letter Agreement, Disney would have the right to terminate its forbearance under the June Letter Agreement, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including possibly terminating our license to operate the Disney Stores based on the occurrence of numerous breaches and claiming breach fees, as if the June Letter Agreement had not been executed. The June Letter Agreement also stated that, if we were to breach any of its provisions on three or more occasions and Disney had not previously exercised its right to terminate the June Letter Agreement, a payment of $18.0 million to Disney would become immediately due and payable with respect to the breach fees called for by the License Agreement. If we were to violate any of the provisions of the June Letter Agreement on five or more occasions, Disney would have the right to immediately terminate the License Agreement, without any right on our part to defend, counterclaim, protest or cure. The June Letter Agreement stated that its terms would take effect immediately but that the parties anticipated the June Letter Agreement would later be replaced by a formal amendment to the License Agreement incorporating the terms of the June Letter Agreement.

The June Letter Agreement, among other things, suspended the remodel obligations in the License Agreement for the approximately 4.5 year term of the June Letter Agreement and, in lieu of those provisions, imposed new obligations on the Company with respect to the renovation and maintenance of numerous stores in the Disney Store chain between fiscal 2007 and fiscal 2011 and, for the stores to be remodeled in fiscal 2007, set forth a detailed timetable for submission of plans and completion dates.

Subsequent to the execution of the June Letter Agreement, we were unable to meet several deadlines set forth in the June Letter Agreement. In addition, we determined that there were upcoming deadlines during the third and fourth quarters of fiscal 2007 specified in the June Letter Agreement that we would likely not meet. Accordingly, we and Disney engaged in further discussions during August 2007 and, based on these discussions, agreed upon changes to the requirements of the June Letter Agreement that would postpone the due dates of certain of our remodel obligations until later in fiscal 2007 or fiscal 2008. In connection with these postponements, we agreed to remodel two additional Disney Stores during fiscal 2009 and agreed upon changes to the original License Agreement to modify restrictions on Disney’s ability to relocate its flagship retail store in Manhattan and to narrow the restrictions on Disney’s ability to grant direct  licenses to other specialty retailers so that these restrictions would apply only with respect to specialty retail stores focusing primarily on the sale of children’s merchandise.

During August 2007, we and Disney formally amended the License Agreement by executing the Refurbishment Amendment, which incorporated the terms of the June Letter Agreement, as modified by our mutual agreement during August, and the aforementioned changes to the License Agreement. The Refurbishment Amendment by its terms superseded the June Letter Agreement and took effect retroactively as of June 6, 2007, the original effective date of the June Letter Agreement. The Refurbishment Amendment provides that our compliance in full with its terms will constitute a cure of the breaches identified in the Refurbishment Amendment and will result in Disney’s forbearance from exercising any rights or remedies that it would have under the License Agreement based on the breaches identified in the Refurbishment Amendment.

The Refurbishment Amendment suspends the remodel obligations in the License Agreement for the approximately 4.5 year term of the Refurbishment Amendment, and, in lieu of those provisions, commits us to remodel by the end of fiscal 2011 a total of 236 existing Disney Stores into a new store prototype we have developed.

•                  of which the first seven remodels are required to be completed by specifically agreed upon dates in fiscal 2007;

•                  an additional 49 stores are required to be remodeled by the end of fiscal 2008;

•                  an additional 60 stores are required to be remodeled by the end of fiscal 2009;

•                  an additional 70 stores are required to be remodeled by the end of fiscal 2010; and

•                  an additional 50 stores are required to be remodeled by the end of fiscal 2011.

The Refurbishment Amendment sets forth specific requirements regarding the Disney Stores to be remodeled and otherwise refreshed over the period the Refurbishment Amendment is in effect and obligates the parent company, The Children’s Place Retail Stores, Inc., among other things, to commit $175 million to remodel and refresh these stores through fiscal 2011. While the original provisions of the License Agreement obligated Hoop to remodel Disney Stores under certain circumstances and at certain times, the original License Agreement did not establish a specific dollar commitment for this obligation. Although the original License Agreement generally required Hoop to maintain the physical appearance of the Disney Stores in accordance with the highest standards prevailing in specialty retailing, the “maintenance and refresh” program under the Refurbishment Amendment imposes specific requirements for timing, numbers of stores and the type of work to be performed. This “maintenance and refresh” program was considered necessary to upgrade the quality of the Disney Stores to the standard required under the License Agreement and is incremental to the original License Agreement. The “maintenance and refresh” program is expected to cost approximately $16 million over the 12 month period. In addition, the Refurbishment Amendment requires us to complete a “maintenance and refresh” program (which includes the Mickey retrofits) in approximately 165 Disney Stores by June 30, 2008, including the flagship store located on Michigan Avenue in Chicago, which was completed on September 12, 2007. Some of the stores required to be refreshed under this program will also be remodeled at a later date in accordance with the Refurbishment Amendment. The Refurbishment Amendment commits us to a capital commitment of $175 million to remodel, refresh and maintain the Disney Stores and to open 18 new stores which will cost approximately $11.7 million. We expect to fund these amounts through cash flow from operations of the Disney Store business, borrowings and availability under our credit facilities and capital contributions from The Children’s Place business to the Disney Store business.

In the Refurbishment Amendment, we also agreed with Disney to make certain other modifications to the provisions of the License Agreement, including:

•                  Limiting the number of new Disney Stores to be opened per year during the remodeling period (we may open up to 25 new stores in any given year after fiscal 2007, with a rollover each year of up to five new stores from prior years);

•                  Eliminating the extended royalty abatement for some of the Disney Stores that were identified as Non-Core Stores in the License Agreement;

•                  Requiring the potential implementation of a differentiated merchandise plan for the Disney Store outlets; and

•                  Modifying the provisions of the License Agreement that would apply to a potential wind-down of the Disney Store business following any termination of the License Agreement.

The following table summarizes our remodel and maintenance refresh obligations under the terms of the Refurbishment Amendment (amounts in thousands):

	Store Remodel		Mickey Retrofit		Maintenance Refresh			Total
Fiscal Year	Stores (#)	Estimated Cost ($)	Stores (#)	Estimated Cost ($)	Stores (#)	Estimated Cost ($)	Contingency ($)	Estimated Cost ($)
2007	7	$4,250	7	$1,050	6	$950	$1,245	$7,495
2008	49	31,650	28	4,200	129	9,675	1,245	46,770
2009	60	39,000	—	—	—	—	1,245	40,245
2010	70	45,500	—	—	—	—	1,245	46,745
2011	50	32,500	—	—	—	—	1,245	33,745
2007 - 2011	236	$152,900	35	$5,250	135	$10,625	$6,225	$175,000

Like the June Letter Agreement, the Refurbishment Amendment states that, if we fully comply with its terms, Disney will forbear from exercising any rights or remedies that it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the Refurbishment Amendment. However, if we violate any of the provisions of the Refurbishment Amendment, Disney will have the right to terminate its forbearance under the Refurbishment Amendment, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including possibly terminating our license to operate the Disney Stores based on the occurrence of numerous material breaches and claiming breach fees, as if the Refurbishment Amendment had not been executed. The Refurbishment Amendment also states that, if we breach any of its provisions on three or more occasions and Disney has not previously exercised its right to terminate the Refurbishment Amendment, a payment of $18.0 million to Disney becomes immediately due and payable with respect to the breach fees called for by the License Agreement. If we violate any of the provisions of the Refurbishment Amendment on five or more occasions, Disney will have the right to immediately terminate the License Agreement, without any right on our part to defend, counterclaim, protest or cure. It should be noted that the Refurbishment Amendment addresses only those breaches specifically enumerated therein. Disney continues to retain all its other rights and remedies under the License Agreement with respect to any other breaches.

We believe that we will be able to perform our obligations under the Refurbishment Amendment as and when required. However, because our ability to meet these obligations will depend on numerous factors, some of which are beyond our control, there can be no assurance that we will be able to fully comply. Like the June Letter Agreement, the Refurbishment Amendment does not excuse us from compliance with these requirements should there be events or developments beyond our control, such as contractor delays, delays in landlord or regulatory approval, delays in receiving required approvals from Disney, natural disasters or acts of war or terrorism. Our diligent efforts may not be adequate to enable us to comply with every requirement or meet every deadline imposed on us under the Refurbishment Amendment. In the event we are unable to comply with any of our obligations when required, we would be in breach of our agreements with Disney, entitling Disney to exercise its remedies under the Refurbishment Amendment and the Licenses Agreements. In the event such breaches occur, there can be no assurance that we will be able to obtain waivers or other relief from Disney, if needed, to avoid the $18.0 million payment to Disney and prevent a termination of the Refurbishment Amendment or the License Agreement. In addition, any breach by us of our agreements with Disney (even if subsequently waived by Disney) would constitute a cross-default under the secured loan agreement for the Disney Store chain, entitling the lenders to exercise their contractual remedies. There can be no assurance that we will be able to obtain waivers, if needed, from our lenders in the event of any future breaches of the Refurbishment Amendment or the License Agreement.

Where Disney would have the right to terminate the License Agreement and compel us to rapidly wind down the Disney Store business in accordance with the wind-down provisions of the License Agreement as a result of our breach or breaches thereof, our subsidiaries that operate the Disney Store business may be unable to comply with all of their obligations to landlords and other third parties, in which case these subsidiaries might be unable to avoid seeking bankruptcy protection.

Beginning in July 2007, our Hoop subsidiaries commenced Internet commerce operations through an alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website. Customers can find our Disney Store merchandise at www.disneystore.com or www.disneyshopping.com. We anticipate entering into a formal amendment to the License Agreement relating to this Internet business. It is anticipated that this amendment to the License Agreement will supersede our obligation to launch our own Disney Store Internet store, which pursuant to the License Agreement, as modified by certain letter agreements, we are required to launch by January 31, 2008.

Refer to Note 16—Subsequent Events in the accompanying consolidated financial statements for additional information regarding the June Letter Agreement and the Refurbishment Amendment.

Asset Impairment Charges

During fiscal 2006, we recorded asset impairment charges of $17.1 million, or 0.8% of net sales, as compared to $0.2 million recorded in fiscal 2005 for one underperforming store. During fiscal 2006, our asset impairment charge was comprised of a $9.6 million charge related to the renovation of 29 Mickey prototype stores and $7.1 million related to our decision not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with our decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website. The remaining $0.4 million related to the write down of leasehold improvements and fixtures in five underperforming The Children’s Place stores. We introduced the Mickey store prototype at the Disney Store in fiscal 2005 but were dissatisfied with the prototype from a brand, design and construction standpoint. The impairment charge for the 29 Mickey stores reflects stores that were unable to generate sufficient cash flow to cover the carrying value of the fixed assets prior to their renovation. We currently have a total of 70 Mickey stores in our store base, of which we plan to renovate 37 and refresh the remainder during fiscal 2007 and fiscal 2008.

Litigation

On or about September 28, 2007, Meghan Ruggiero filed a complaint in the United States District Court, Northern District of Ohio against the Company and its subsidiary, Hoop Retail Stores, LLC, on behalf of herself and other similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act (“FACTA”) and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief. The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation.

Strategic Review of the Company

Consistent with its fiduciary duties, our Board has engaged an investment banking firm to act as its financial advisor in undertaking a review of strategic alternatives to improve operations and enhance shareholder value. As part of this review, our Board and management are assessing a wide variety of options to improve our business and competitive position, including, but not limited to, opportunities for organizational and operational improvement, a possible recapitalization, or other transactions. The Board has not set any specific timeline for the completion of this strategic review, and there is no assurance that as a result of this review, the Board will decide to change the Company’s course of action or engage in any specific transaction.

RESTATEMENT OF FINANCIAL STATEMENTS

Based on the conclusions of an independent investigation into our stock option granting practices by a Special Committee of our Board, we have concluded that incorrect measurement dates for option grants were previously used for financial accounting and reporting purposes on a number of occasions. In addition, we have concluded that an action taken by management in May 2004 relating to the Company’s records concerning the 1997 CEO IPO Grant, without review or approval by the Compensation Committee should be treated as a new, below market grant in 2004. As a result, we are restating our consolidated balance sheet as of fiscal 2005 and our consolidated statements of income and cash flows for fiscal 2005 to reflect additional stock-based compensation expense relating to stock option grants, as well as to correct other errors unrelated to stock option grants.

The aggregate impact of the stock compensation adjustments on our consolidated statements of income, net of forfeitures of unvested awards and taxes, between fiscal 1998 and the first quarter of fiscal 2006 was a decrease in net income of $11.2 million. The aggregate impact of the other adjustments unrelated to stock options on our consolidated statements of income, net of taxes, between fiscal 2001 and the first quarter of fiscal 2006 was an increase to net income of approximately $1.7 million. Additionally, variable rate demand note balances as of the quarter ended April 29, 2006 have been reclassified from cash to short-term investments, and certain other balance sheet amounts have been reclassified. These reclassifications do not result in any additional charges in any period and do not affect working capital for the affected periods.

Determination of Revised Measurement Dates

During the Review Period, we used the effective date reflected in our grant approval documentation as the grant date and in accounting for option grants we also used this date as the measurement date under APB 25. In many instances that date was an “as of” date on a UWC of the Board or the Compensation Committee. Since we believed options were granted with exercise prices that equaled or exceeded their quoted market price at the date of grant, no compensation expense was recorded in our financial statements for options granted prior to our adoption of SFAS 123(R) as of January 29, 2006, other than in connection with the acceleration of the vesting of options in fiscal 2005 and the acceleration of the vesting of options related to a terminated employee. The investigation revealed that the measurement dates we used often occurred prior to the time when the recipients of the grant, the number of shares subject to the options granted and the exercise price were approved and established with finality. However, in many instances, we were unable to determine with certainty when the terms were established with finality. We collected all available documentation and established a documentation hierarchy to determine the best evidence of the date when the terms of the award were final and approved, and thus, the revised measurement dates for the awards. In the following sections, we will explain our process for granting, recording and administering options and the basis for determining revised measurement dates.

Option Granting Process

Under our stock option plans, our Compensation Committee was given the authority to issue options. During the Review Period, we granted stock options to our executives, employees, non-employee directors of a wholly-owned subsidiary and, as part of our director compensation program, to non-management members of our Board. Options were granted to executives and other employees upon being hired (including in one instance to a broad group of employees in connection with the acquisition of the Disney Store), and in connection with promotions, annual performance reviews, extraordinary performance and as service awards.

Option grants to executives, as recommended by our former CEO, were reviewed by the Compensation Committee on an executive-by-executive basis and were approved at a committee meeting. Usually, the committee approved the final number of shares underlying the option grant to an individual executive. However, for grants made in connection with annual performance reviews, a final determination as to the number of shares underlying the option sometimes was left to be made by our former CEO after the meeting, within an agreed upon range discussed at the meeting. The terms of executive new hire grants were generally documented either in an offer letter or formal employment agreement. It was our practice that the approval of executive option grants was formalized by means of a UWC signed by all members of our Board or Compensation Committee, even where an option grant had been approved and finalized at a meeting. As a result, for awards made in connection with annual performance reviews, the grants reflected in the UWC may have differed from the grants discussed at the committee meeting where the final determination of the amount of the grant had been left to our former CEO. In contrast, grants made in connection with new hires of executives or extraordinary performance by executives were usually finalized at a Compensation Committee meeting. Thus, all executive grants were considered and approved by the Compensation Committee, but in some instances the timing of finalization of the number of options subject to a grant occurred subsequent to the committee’s meeting as a result of action by our former CEO as permitted by our Compensation Committee.

Our practice was for option grants to non-executive employees (and to non-management subsidiary board members) to be determined by our management and approved by our former CEO and subsequently formally approved by a UWC signed by all members of our Board or Compensation Committee. In the case of annual performance review awards, our Compensation Committee generally discussed in advance the aggregate number of options that would be awarded. Various individuals in our line management and our human resources function were involved in identifying employees to receive options and the number of underlying shares; however, approval by our former CEO was required with respect to all such grants. The following practices were followed with respect to new hire, promotion and service awards:

•                  New Hire and Promotion Grants: Throughout the Review Period, we followed a policy, as reflected in numerous offer letters, albeit never formalized, to grant options for non-executive new hires and promotions on a monthly basis, as of the date of hire or, later in the Review Period, as of the end of the month. Each month, a list of option recipients was compiled from employee hire and promotion letters or other information establishing a new hire or promotion.

•                  Service Awards: While we did not have a written policy or an established schedule for the granting of service awards, the number of options for which service awards were granted was consistently based upon length of service and did not change during the Review Period.

In general, these grants also were subsequently formally approved by a UWC signed by all members of our Board or Compensation Committee.

The minutes of Compensation Committee meetings usually did not specifically state the grant date and rarely reflected the exercise price for an option grant and our practice was to use the meeting date as the grant date. However, in many instances there were no minutes, and the UWC, which ordinarily reflected an “as of” date and the exercise price (usually determined as the average of the high and low trading price on the “as of” date), was the only record of Board approval of a grant. Despite diligent searching, we were unable to determine the dates on which UWCs were actually signed or returned to the Company.

The investigation established that throughout the Review Period our accepted practice, understood by both our former CEO and all of our Compensation Committee members, was that our former CEO was authorized to determine the non-executive employees who would receive option grants, the number of shares subject to each such grant, and to cause the Company to make such grants, within such broad limits for the making of grants as may have been discussed with the Compensation Committee. Although formal delegation by the Compensation Committee to our former CEO of authority to make grants was never adopted, it was also understood that our former CEO was authorized to make a final determination of the number of options that would be granted to executives, where the committee, having reviewed the overall grants, did not formally make the final determination with regard to such grants. The understanding of the Compensation Committee members was that the grant date with respect to grants to executives was the date the committee approved the executive receiving a grant (either specifically or out of the pool of awards approved by the committee) and with respect to non-executive employees was the date our former CEO finalized the grants and that in these situations, the exercise price would be the trading price on the date of grant.

Our Compensation Committee members and our former CEO understood that our option granting process, including informing recipients of their grants, would be completed before all Compensation Committee or Board members signed a UWC approving the grant. They also understood that option recipients were entitled to the grants at some time prior to the UWC being signed by all Board members. The signing of the UWCs was considered an administrative formality. It was believed by all involved, including our General Counsel’s office, (i) that the signing by all members of a UWC with an “as of” date constituted sufficient corporate action to authorize an option grant effective on the “as of” date, even in those instances where there had been no prior Compensation Committee action on the grant at a meeting (e.g., most grants to non-executives), and (ii) that the UWC merely confirmed an already finalized grant process. Accordingly, consistent with the findings of the Special Committee, we have concluded that, with incidental exceptions involving non-executive grants, all option grants made during the Review Period were ultimately specifically authorized by a Compensation Committee or Board UWC, although an unauthorized action (subsequently ratified in 2007) was taken regarding the 1997 CEO IPO Grant.

With respect to option grants to non-management members of our Board, the number of options was specifically determined and approved by our Compensation Committee or the full Board at a meeting or was stated in and approved by a UWC. Where the minutes did not specify the grant date and/or the exercise price, the meeting date was used as the grant date and the exercise price was the trading price (determined as the average of the high and low trading price) on that date. Where approved by a UWC, grants to non-management Board members were usually made along with grants to employees and, consequently, were usually part of a Recorded Grant also involving an employee grant.

Stock Option Administration

Throughout the Review Period, we contracted with an independent outside service provider to maintain records of our options issued and of the vested status, forfeiture or expiration of such options and any amendments to such options and to administer the exercise of options including the issuance of shares upon exercise. Our General Counsel’s office and our Human Resources Department administered the grant process once decisions were made as to the options to be granted. This process included:

•                  Creating a final list of option recipients and their respective option grants,

•                  Preparing UWCs, often accompanied by a memorandum to our Compensation Committee or Board transmitting the UWC for signature (a “Legal Department Memo”),

•                  Communicating stock option grants to our outside stock option plan administrator (“Stock Option Administrator”), and

•                  Preparing and submitting Forms 3 and 4 (“Forms 4”) to the SEC for certain executive grants.

We typically communicated stock option grants to our employees in the following manner:

•                  New hire and employee promotion awards were typically communicated to the employee by letter or verbally by the employee’s supervisor detailing terms of the grant.

•                  Annual performance review awards were most often communicated verbally by the employee’s supervisor.

•                  Service awards were verbally communicated either at a Company “town hall” meeting or by the employee’s supervisor.

For all types of stock option awards, we usually communicated the grants to executives and other employees prior to the time UWCs were signed by all Compensation Committee or Board members.

Basis for Use of the Documentation Hierarchy

In determining the revised measurement dates to be used in the restatement of our financial statements, we applied the guidance in APB 25, which provides that the accounting measurement date is the first date on which both of the following are known: (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any. In light of our option granting practices, we have concluded that the terms of an award were approved by the authorized body or person and final prior to completion of all formal granting actions (i.e., the signing by all Compensation Committee or Board members of a UWC). Accordingly, we have used the date when, most likely, the terms of the awards included in a Recorded Grant can be identified as approved and final, as established by the best available evidence, as the revised measurement date for accounting under APB 25, even if such date preceded the completion of all formal granting actions.

Since UWCs ordinarily were distributed for signature after the option awards were established and recorded by the Company and information as to when UWCs were signed by Board members is largely unavailable, we have looked to other documentation to establish revised measurement dates. Specifically, where our records do not include signed minutes of a Board or Compensation Committee meeting that specified the recipients of an option, the number of shares subject to the award and the exercise price, we have relied on other documentation and evidence to determine the revised measurement date for option grants. If award recipients were identified by a list attached to the Compensation Committee minutes rather than in the text of the minutes, we also sought corroborating evidence, usually metadata, indicating that such list was final on the meeting date. Metadata, obtained as part of the electronic data collection process, provides information about electronic data, such as how, when and by whom a set of data was collected, recorded or changed. If such corroborating evidence was not available, we relied on other documentation and evidence to determine the revised measurement date, using the documentation hierarchy described below.

We accumulated all relevant documentation and other information pertaining to each Recorded Grant. We evaluated the documentation and information to determine the date on which the option recipients and the number of shares underlying the options granted to a recipient, as well as other material terms, were approved and established with finality. Based on the Special Committee’s findings and our review of documentation and other evidence, with the assistance of the forensic accounting firm retained by Independent Counsel, we identified revised measurement dates for certain option grants made during the Review Period.

The Documentation Hierarchy

We have developed a hierarchy of documentation as our basis for determining the revised measurement date, if applicable, for each option granted during the Review Period. In each case, the document used to establish the revised measurement date is dated and evidences the point in time when we can substantiate with finality: (i) approval of the award, (ii) the recipients of the option award, and (iii) the number of shares and the exercise price pursuant to the option awarded to that recipient. This award-by-award review occasionally resulted in different measurement dates for grants made within the same Recorded Grant. Metadata was accumulated where available to corroborate the revised measurement date for an option award. When the metadata did not corroborate the revised measurement date (i.e., indicated that a document was created or revised later than it was dated), the metadata date was used as the date of the supporting document. If another source of support was available with an earlier date, that support was used to define the revised measurement date.

We have granted a total of approximately 8.1 million options. Approximately 1.4 million were granted in a private placement prior to our initial public offering (“IPO”), and approximately 6.7 million were granted in connection with and since our IPO and were reviewed during the investigation. Grant dates based on Board minutes were deemed appropriate in determining the revised measurement dates if the minutes specified: (i) a list of stock option recipients, (ii) the number of options granted to each recipient, and (iii) the grant date and price. If the minutes were not determinative, we applied the following document hierarchy to determine the revised measurement dates:

1.               Offer Letters to New Employees/Promotion Letters—We have concluded that information set forth in accepted offer letters and promotion letters, which specified the number of options to be granted at a stated date, constituted a mutual understanding between the employee and the Company. Once the employee began to render service under the terms of the employment or promotion letter, the Company had a legal liability with respect to the option grant as promised in the letter. As such, we have concluded that these letters established with finality the number of options granted to a recipient and the date to be used as a grant date, as long as the employee had commenced employment.

2.               Documentation Sent to Third Parties and the Compensation Committee Members— If acceptable evidence was not identified in the Board minutes or offer and promotion letters, we determined that the earliest date on which a list of option recipients and number of options to each recipient was disseminated outside the Company established the finality of the grant. We have identified the following sources of documentation sent outside the Company as establishing the date on which the terms of an option became final: (i) Forms 3 and 4 filed with the SEC, (ii) archive data obtained from our Stock Option Administrator with the list of option recipients and number of options evidencing the terms of option grants that was provided by the Company and the date when our Stock Option Administrator was so advised of the grant, and (iii) Legal Department Memoranda requesting UWC approval with an attached UWC documenting with finality (either in the body of the UWC or as a referenced attachment) the option recipients, number of shares subject to each grant and the exercise price (as well as the “as of” grant date) which, in accordance with our option granting process, would not have been prepared if the related list of option recipients was not final and approved by our former CEO.

3.               Internal Documentation— The next level of documentation used included the “last modified” date included in the metadata of a Microsoft Excel file specifying the recipient and the number of shares subject to an option grant, or email dates on comparable data prepared by the Legal or Human Resources Departments, where in each case the grant information was sent to and recorded in the Stock Option Administrator’s records.

4.               Unanimous Written Consents—Where we did not have any of the above documentation, we used the “last modified date” metadata associated with the UWC reflecting formal approval of a grant as the revised measurement date.

We have revised the measurement dates used to account for certain stock option grants since fiscal 1997 based on the hierarchy above. These changes resulted in additional stock-based compensation expense, net of forfeitures of unvested awards and before taxes, of $11.8 million affecting our consolidated financial statements for each year from fiscal 1998 through the first quarter of fiscal 2006.

Variable Accounting

During the course of the investigation and the review of the documentation for each grant, we identified instances where changes were made in our records with respect to certain Recorded Grants. In these instances, we reviewed all documents related to the grant to determine if the change was an isolated change to an individual award or if the change indicated that the granting process was not complete for the entire Recorded Grant. If the change was an isolated change, we determined whether the change represented an administrative error or a modification of a term of the award. The investigation did not reveal a practice by the Company of retracting awards or modifying the terms of awards across a group of recipients after the date determined to be the revised measurement date. Instead, changes were rare and occurred only at the individual level. We found no evidence regarding any of the changes that indicated that at the time of the change the granting process remained open for an entire Recorded Grant.

Since none of the changes indicated an incomplete granting process, we used available documentation to determine whether the changes represented administrative errors or a modification to an individual award. For changes deemed to be administrative errors (e.g., adding an individual to a list of recipients for service awards where the number of options involved in the award and the criteria required to earn the award were set prior to the issuance of the award), we did not change the revised measurement date applicable to the individual award from that determined from the Recorded Grant as determined based on the documentation hierarchy.

If we determined based on a review of supporting documentation that the change was a modification to the original award (e.g., a change in the number of shares for which the option was granted or the exercise price of the option), we considered the appropriate accounting for the individual award in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”). For any changes involving either the number of shares for which the option was granted or the exercise price of the option, we determined that variable accounting should be applied in accordance with FIN 44. With respect to options for 328,775 shares, we have applied variable accounting because of a modification to the terms of the award, resulting in additional stock-based compensation expense, before taxes, of approximately $2.3 million from fiscal 1998 through fiscal 2005.

The 1997 CEO IPO Grant

We granted options under our 1996 Plan on September 18, 1997 pursuant to a UWC of the Board in connection with our IPO, including a grant of options for 99,660 shares to our former CEO. Under the plan, options could be granted either as incentive stock options qualified under Section 422 of the Internal Revenue Code (“ISOs”) or as options not so qualified (“NQOs”). If not otherwise specified when granted, option grants were to be classified as ISOs to the extent allowed by the tax code. Under the plan, also in accordance with tax code requirements, grants to more than 10% shareholders treated as ISOs were to have an exercise price of 110% of the fair value of the related shares at the date of the grant and a five year duration. Under the plan, NQOs were to have a ten year duration and an exercise price equal to the fair value of the related shares at the date of the grant. Our former CEO was at the relevant time, and remains, a greater than 10% shareholder of the Company.

Our actions in implementing the grant of the options to our former CEO and our records regarding the grant were at the time, and subsequently, inconsistent. The Board’s 1997 action approving the grant was silent as to the options’ treatment as ISOs or NQOs. Among the confusing and inconsistent records regarding this grant were the following:

•                  Option certificates were prepared contemporaneously with the Board’s UWC. One certificate, evidencing options for 32,000 shares designated that portion of the grant as ISOs. The other certificate designated 67,660 options as NQOs. Both certificates provided for an exercise price of $15.40 per share and a duration of five years. The terms for the options classified as NQOs are inconsistent with the plan.

•                  Public reports, including periodic reports, proxy statements and a Form 4, included information as to the terms of the grant contradictory to the option certificates and other records.

•                  As early as 1998, our Stock Option Administrator’s records showed a 32,465/67,195 ISO/NQO allocation and, for both portions, an exercise price of $15.40 per share and a duration of ten years.

Our management recognized the inconsistencies in the Stock Option Administrator’s records by April 2004. Our former General Counsel interpreted the 1997 CEO IPO Grant to have a ten year duration in its entirety and on May 6, 2004 instructed the administrator to change its records to reflect the entire grant as NQOs with a duration of ten years. The exercise price was left in the records at $15.40. This action was taken without Board or Compensation Committee consultation, review or approval. In April 2006, our former CEO exercised a portion of the 1997 CEO IPO Grant for 84,660 shares at $15.40 per share.

In connection with our investigation into our option grants, the Special Committee in April 2007 considered the circumstances surrounding the grant and how it had been treated by the Company over the years. Upon recommendation of the Special Committee, the Compensation Committee determined that, considering the conflicting records and actions by the Company, the options should be interpreted to have a $15.40 exercise price and a ten year duration, as had been publicly reported by the Company. During fiscal 2007, the Board ratified the change in the Stock Option Administrator’s records made in May 2004, the issuance of shares to our former CEO upon his exercise in part of the options and the validity of the remaining part of the option (covering 15,000 shares).

In determining the accounting for the 1997 CEO IPO Grant, we considered all the available evidence and records and concluded that the option certificates were the most reliable evidence of the terms of the grant from the time of the grant, consistent with our accounting for other option grants, with the result that the options granted in 1997 should be considered to have expired after five years as stated in the certificates. Accordingly, for accounting purposes we are treating the 2004 actions by management as a new option grant on the terms, including a below-fair-market-value exercise price of $15.40, then recorded in the Stock Option Administrator’s records. We have considered the measurement date of this grant to be May 6, 2004, requiring the recognition at such time of approximately $0.9 million in compensation expense.

We also considered the possibility that the 1997 CEO IPO Grant at the outset provided for an ISO portion with a five-year duration, consistent with the 1996 Plan’s provisions pertaining to ISO grants. In that case, the ISO portion would have expired in September 2002. The remaining portion would be considered an NQO and the Company records (notably the option certificates) to the contrary would be considered administrative errors, including as to the duration of such option. In this alternative, the action taken by the former General Counsel on May 6, 2004 in changing the Stock Option Administrator’s records to reflect the entire 1997 CEO IPO Grant as an NQO would be considered to have had the effect of the issuance at that time of a fully vested and exercisable option having a $15.40 exercise price to the extent of the ISO portion. The accounting consequence of this alternative would be the recognition of compensation expense in fiscal 2004 for the ISO portion of the grant, as though a new grant, in an amount between approximately $300,000 and $330,000, the variation being due to discrepancies among our records as to the ISO/NQO allocation.

Inadequate Internal Controls

We are undertaking to remediate the material weakness in internal control over financial reporting related to stock option grants found by the Special Committee, as further discussed in Item 4.—Controls and Procedures of this Quarterly Report on Form 10-Q. We have continued our suspension of the granting of stock options and other equity awards and the exercise of any options until these improved procedures have been instituted. Furthermore, the suspension of granting and exercise of stock options will continue until the Company becomes current with its SEC filings.

Resolution of Tax Consequences and Corrective Action Related to Discounted Options

Revisions to the measurement dates of stock options often resulted in options with exercise prices below the fair market value of the related shares on the revised measurement date (“discounted options”). Individuals currently holding discounted options may incur an excise tax liability under Section 409A of the Internal Revenue Code. As recommended by the Special Committee, in order to avoid any benefit from the errors made in dating of options to any person involved in the stock option granting process and, also, as part of our efforts to address certain tax considerations associated with outstanding discounted options granted with an exercise price below fair market value, we have taken the following actions:

•                  Our directors (including our former CEO), our President and our former Chief Administrative Officer have agreed to amend all the discounted options held by them (other than those described in the next paragraph) to increase the exercise price to the average of the high and low trading price on the date determined by the Company to be the revised measurement date applicable to the option grant to be used for financial reporting purposes. In the few instances where these individuals have exercised options as to which a revised measurement date has been determined by the Company, the individual has returned to the Company the difference between the exercise price and the trading price on the revised measurement date.

•                  In the three instances where the Report of Investigation found that our non-executive directors received options shortly before the public disclosure of positive information, our directors further agreed to amend such options to increase the exercise price to the average of the high and low trading price over the balance of the calendar year following the recorded date of the grant.

•                  With respect to all other option grants, we have decided to honor the options as issued, consistent with the Special Committee’s finding of no intentional misconduct on the part of management in the option grant process. Nevertheless, all members of senior management holding outstanding options have agreed to have their outstanding discounted options that vested after 2004 amended either to increase the exercise price to the average of the high and low trading price on the date determined to be the revised measurement date or to limit the exercise period of their options.

In addition, with respect to holders of discounted options that vested after 2004 who are employees at the time, other than members of senior management who have already agreed to amend their outstanding discounted options, we plan to offer as soon as practicable the opportunity to exchange their discounted options for options with the same terms except that the exercise price will be changed to the average of the high and low trading price on the revised measurement date. Option holders who agree to such amendment will receive a cash bonus in the amount of the increase in the exercise price.

The foregoing actions are expected to bring all outstanding options held by our employees and non-employee directors into compliance with pertinent requirements relating to discounted options so that the excise tax under Section 409A of the Internal Revenue Code does not apply to the options. To the extent such discounted options were exercised by employees during fiscal 2006, we expect to bear the liability for, and we have accrued during fiscal 2006, an amount estimated to equal the potential excise tax under Section 409A that would be incurred by the recipient in connection with such option if such tax is applicable, and any related income tax liability that would be incurred by the recipient in respect of receiving from the Company such amount, if any.

Legal and Regulatory Matters Related to Stock Option Practices and Internal Controls

As we did not timely file our Quarterly Reports on Form 10-Q for the quarters ended July 29, 2006 and October 28, 2006, our Annual Report on Form 10-K for fiscal 2006, and our Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007 (collectively, the “Required Reports”), we have been out of compliance with the reporting requirements of the SEC and the Nasdaq Global Select Market (“Nasdaq”) for more than one year. Although we have now filed our Quarterly Reports on Form 10-Q for the second and third quarters of fiscal 2006, and our Annual Report on Form 10-K for fiscal 2006, we have not yet filed our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007. Consequently, we continue to be in violation of the reporting requirements under the Exchange Act and the Nasdaq listing rules.

We have received various determination letters from the Nasdaq stating that because we have not been in compliance with Nasdaq listing requirements, our common stock is subject to delisting. Since September 2006 we have been in contact with the Nasdaq Listing Qualifications Panel, Nasdaq’s Listing and Hearing Review Council, and the Board of Directors of the Nasdaq Stock Market LLC (the “Nasdaq Board”) regarding our inability to comply with Nasdaq’s listing requirements and when we might be able to again become compliant. The last communication we received from Nasdaq on this issue was from the Nasdaq Board on November 9, 2007 stating that we have until January 9, 2008 to file all of the Required Reports in order to regain compliance with Nasdaq’s listing requirements. If we have not regained compliance prior to that time, we will need to explain to the Nasdaq staff the reasons for our inability to do so, in order for the Nasdaq Board to consider whether any further extension is warranted. We still need to file our Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007 before we will have filed all of the Required Reports. There is no assurance that we will be able to meet the January 9, 2008 deadline, and if we do not, there is no assurance that the Nasdaq Board will grant us additional time to become compliant. If we fail to come into compliance by January 9, 2008 or any extended deadline approved by Nasdaq, we anticipate that the Company’s shares will be delisted from Nasdaq.

In addition, Nasdaq listing rules require that all issuers solicit proxies and hold an annual meeting of shareholders within 12 months of the end of the issuer’s fiscal year end. To comply with this rule, we must hold our annual meeting of shareholders for the fiscal year ended February 3, 2007 no later than February 3, 2008. In addition, we must be current in our SEC filings before we can solicit proxies for such annual meeting of our shareholders. Accordingly, if we are unable to become current in our SEC filings in sufficient time for us to solicit proxies for an annual meeting of our shareholders by February 3, 2008, or if we otherwise fail to hold such meeting by February 3, 2008, the Company’s shares could be delisted from Nasdaq.

On September 29, 2006, the Division of Enforcement of the SEC informed us that it had initiated an informal investigation into our stock option granting practices. In addition, the Office of the U.S. Attorney for the District of New Jersey advised us that it had commenced an investigation into the same matter. We have cooperated with these investigations and have briefed both authorities on the results of the Special Committee’s investigation. There have been no developments in these matters since that time.

On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of the Board and certain current and former senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of our current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Exchange Act and common law, (iv) caused the Company to issue false and misleading public statements, and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint seeks money damages from the defendants, an accounting for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The defendants have moved to dismiss the action, and on or about June 15, 2007, the plaintiff filed an amended complaint adding, among other things, a claim for securities fraud under SEC rule 10b-5.

On September 21, 2007 a second stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain of its current and former senior executives. The complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit.

On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain of its current and former senior executives. The complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. According to the complaint, more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks, among other relief, class certification of the lawsuit, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees.

The outcome of these litigations is uncertain. While we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of these matters. The litigations could distract our management and directors from the Company’s affairs, the costs and expenses of the litigations could unfavorably affect our net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

Other Adjustments

In addition to the adjustments related to the stock option investigation, our restated condensed consolidated financial statements presented herein include other adjustments related to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for our 52- and 53-week fiscal years. The aggregate impact of these adjustments on our condensed consolidated statements of income, net of taxes, between fiscal 2001 and the first quarter of fiscal 2006 was an increase to net income of approximately $1.7 million. Additionally, variable rate demand note balances as of the quarter ended April 29, 2006 have been reclassified from cash to short-term investments, and certain other balance sheet amounts have been reclassified. These reclassifications do not result in any additional charges in any period and do not affect working capital for the affected periods. For additional discussion of these adjustments, refer to Note 2—Restatement of Consolidated Financial Statements.

Cumulative Adjustments

The following table summarizes the cumulative increase or decrease to net income from fiscal 1998 through the first quarter of fiscal 2006. These adjustments relate to the Company recognizing stock-based compensation expense resulting from the determination of revised measurement dates for past stock option grants as well as the other adjustments noted above (in thousands):

	Stock Option Related Adjustments			Other Adjustments(1)
Period Ended	Expense (Increase)	Tax Benefit	Net Stock Option Related Adjustments	Expense (Increase) Decrease	Tax Benefit (Provision)	Net Other Adjustments	Total After Tax Adjustment
January 30, 1999 (fiscal 1998)	$(59)	$19	$(40)	$—	$—	$—	$(40)
January 29, 2000 (fiscal 1999)	(211)	81	(130)	—	—	—	(130)
February 3, 2001 (fiscal 2000)	(386)	131	(255)	—	—	—	(255)
February 2, 2002 (fiscal 2001)	(915)	295	(620)	240	(98)	142	(478)
February 1, 2003 (fiscal 2002)	(972)	375	(597)	772	(311)	461	(136)
January 31, 2004 (fiscal 2003)	(1,632)	486	(1,146)	1,722	(695)	1,027	(119)
January 29, 2005 (fiscal 2004)	(3,386)	772	(2,614)	589	(82)	507	(2,107)
January 28, 2006 (fiscal 2005)(2)	(8,927)	3,956	(4,971)	(853)	218	(635)	(5,606)

Cumulative effect at January 28, 2006	$(16,488)	$6,115	$(10,373)	$2,470	$(968)	$1,502	$(8,871)

April 29, 2006 (Q1 fiscal 2006)	$(1,331)	$544	$(787)	$327	$(161)	$166	$(621)

(1)        Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for our 52- and 53-week fiscal years.

(2)        We have not previously recorded stock-based compensation expense in any fiscal year other than fiscal 2005. During fiscal 2005, we recorded approximately $0.3 million related to the modification of stock options for a terminated employee, before taxes of approximately $0.1 million. We also recorded approximately $2.1 million, before taxes of approximately $0.1 million, of stock-based compensation expense related to the acceleration of the vesting of certain options. As part of the restatement process, the stock option acceleration amounts were adjusted to approximately $1.7 million of stock-based compensation expense, before taxes of approximately $0.5 million. Therefore, the restated total stock-based compensation expense for fiscal 2005 is $11.3 million, before taxes of $4.1 million.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reported period. Actual results could differ from our estimates. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating reported financial results include the following:

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

For the Disney Store, we act as an agent on behalf of a subsidiary of The Walt Disney Company for the sale of Walt Disney World® Resort and Disneyland® Resort tickets, and our net sales include only the 7% commission we receive from a subsidiary of The Walt Disney Company on such ticket sales.

Our policy with respect to gift cards is to record revenue as gift cards are redeemed for merchandise. Prior to their redemption, unredeemed gift cards for The Children’s Place business are recorded as a liability, included within accrued expenses and other current liabilities. We recognize income from gift cards that are not expected to be redeemed based upon an extended period of dormancy where statutorily permitted. For the Disney Store, we act as an agent on behalf of a subsidiary of The Walt Disney Company for gift cards sold to customers. Therefore, we do not record a customer gift card liability for the Disney Store. However, we recognize a trade payable to Disney for the net purchase of Disney gift cards.

We offer a private label credit card to our The Children’s Place customers that provides a discount on future purchases once a minimum annual purchase threshold has been exceeded. We estimate the future discounts to be provided based on history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. We defer a proportionate amount of revenue from customers based on an estimated value of future discounts. We recognize such deferred revenue as future discounts are taken on sales above the minimum. We accomplish this by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege. Our private label customers must earn the discount privilege on an annual basis and this privilege expires at our fiscal year end. Accordingly, all deferred revenue is recognized by the end of the fiscal year.

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

We adjust our inventory balance based on an annual physical inventory and shrinkage is estimated in interim periods based on the historical results of physical inventories in the context of current year facts and circumstances. To the extent our shrinkage estimate is not adequate, we would be required to reduce our gross profits and operating results.

Equity Compensation—Effective January 29, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. In applying SFAS 123(R), we use the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of the Company’s common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in our financial statements. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding, but not yet vested, as of the effective date. Prior to January 29, 2006, we accounted for stock option grants under the recognition and measurement provisions of APB 25 and related interpretations.

Prior to fiscal 2006, equity compensation for key management consisted only of stock option awards. Upon consideration of several factors in fiscal 2006, including the anticipated impact of SFAS 123(R), we also began awarding key management performance share awards (“Performance Awards”) which, if earned, will be satisfied by the issuance of shares of common stock (“Performance Shares”).

Historic Stock Option Measurement Dates—As discussed in “Restatement of Financial Statements of this section” and in Note 2—Restatement of Consolidated Financial Statements, we applied our documentation hierarchy to determine revised measurement dates under APB 25 for past stock option grants. This application involved judgment and careful consideration of all documentation and facts related to each grant. We believe the hierarchy provides the best evidence of approval and finality for determining revised measurement dates under APB 25. However, we also performed a sensitivity analysis to estimate potential non-cash stock based compensation expense based on minimum and maximum stock prices during the period between the Recorded Grant date and the revised measurement date.

Using the maximum stock price between Recorded Grant date and the revised measurement date would increase the cumulative non-cash stock based compensation expense relating to option issuances by $3.1 million, before taxes, over the eight year restatement period. The most significant impact in any year would have been $0.8 million, before taxes, in fiscal 2005, primarily due to the Company’s acceleration of the vesting of approximately 2.1 million options and because more than 40% of the Company’s total stock option compensation charges related to a single grant made during fiscal 2005 on April 29, 2005. Using the minimum stock price between the originally recorded grant date and the revised measurement date results in no compensation charge, as the trading price on the Recorded Grant date was the lowest price during the period.

In addition, we evaluated our documentation hierarchy to determine if different judgments in the determination of measurement dates would materially affect our restatement charge relating to option issuances. Specifically, we considered the following:

1.                The application of the documentation hierarchy resulted in multiple measurement dates for awards recorded as part of a single Recorded Grant. If the measurement date for all recipients of awards made as part of a single Recorded Grant was the last date determined under our documentation hierarchy as a measurement date, the restatement charge would increase by approximately $0.5 million, before taxes.

2.                The Legal Department Memo was used to support the measurement date for approximately 13% of the options issued during the Review Period. If the Legal Department Memo were viewed as less authoritative support that an award was final than the transmission of award information to our Stock Option Administrator or the signing of a Form 4, the restatement charge would increase by approximately 4% or $0.5 million, before taxes.

3.                Of the options for 328,775 shares to which we have applied variable accounting in accordance with FIN 44, options for 75,075 shares are options as to which the number of shares were modified. Given that there is a diversity in practice with regard to the interpretation of FIN 44 as it relates to the application of variable accounting when modifications are subsequently made only to the number of shares, we determined the impact on the restatement if these options were treated as fixed option awards and we had applied our documentation hierarchy to determine revised measurement dates. We have determined that this treatment would have decreased the restatement charge by approximately $0.2 million, before taxes.

Accounting for Royalties—In exchange for the right to use certain Disney intellectual property, we are required to pay a Disney subsidiary royalty payments pursuant to the License Agreement. Minimum royalty commitments are recorded on a straight-line basis over the life of the initial 15 year term of the License Agreement. During each period, amounts due in excess of the minimum royalty commitment are recorded as an expense if we expect to surpass the minimum royalty commitment on an annual basis, even if the contingency threshold has not been surpassed in that particular period. The amortization of the estimated value of the two-year royalty holiday under the License Agreement is recognized on a straight-line basis as a reduction of royalty expense over the term of the License Agreement. Royalty expense, and the associated amortization of the royalty holiday, is recorded in selling, general and administrative expenses. The royalty percentage does not increase over the term of the License Agreement.

In accordance with the License Agreement, following a two year royalty abatement, our subsidiaries began making royalty payments to Disney in November 2006 equal to 5% of net sales from physical Disney Store locations, subject to an additional royalty holiday period with respect to a limited number of stores. The initial term of the License Agreement is through January 2020, and if certain financial performance and other conditions are satisfied, it may be extended at our option for up to three additional ten-year terms.

Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure and purchase insurance policies to provide for workers’ compensation, general liability, property losses, director’s and officer’s liability, vehicle liability and employee medical benefits. We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. While we believe that our risk assessments are appropriate, to the extent that future occurrences and claims differ from our historical experience, additional charges for insurance may be recorded in future periods.

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

Impairment of Assets—We periodically evaluate each store’s performance and compare the carrying value of each location’s fixed assets, principally leasehold improvements and fixtures, to its projected cash flows. An impairment loss is recorded if the projected future cash flows related to the assets are insufficient to recapture the net book value of the assets. To the extent our estimates of future cash flows are incorrect, additional impairment charges may be recorded in future periods.

Income Taxes—We compute income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between financial statement and income tax basis of assets and liabilities. Temporary differences result primarily from depreciation and amortization differences between book and tax and the non-deductibility of certain reserves and accruals in the current tax period for tax purposes.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite our belief that our tax return positions are supportable, we believe that certain positions are likely to be challenged and may not be fully sustained upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our selling, general and administrative expenses decreased approximately 120 basis points to 36.2% of net sales during the thirteen weeks ended July 29, 2006 from 37.4% during the thirteen weeks ended July 30, 2005. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(As restated)		(As restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.3	69.0	63.0	65.0
Gross profit	34.7	31.0	37.0	35.0
Selling, general and administrative expenses	36.2	37.4	33.2	33.8
Asset impairment charges	—	0.1	—	—
Depreciation and amortization	4.0	3.9	3.7	3.6
Operating loss	(5.5)	(10.4)	0.1	(2.4)
Interest income, net	0.2	0.1	0.2	0.1
Loss before income taxes	(5.3)	(10.3)	0.3	(2.4)
Provision for (benefit from) income taxes	(1.9)	(4.0)	0.2	(0.9)
Net loss	(3.4)%	(6.3)%	0.1%	(1.5)%
Number of stores, end of period	1,142	1,075	1,142	1,075

Table may not add due to rounding.

Thirteen Weeks Ended July 29, 2006 (the “Second Quarter 2006”) Compared to Thirteen Weeks Ended July 30, 2005 (the “Second Quarter 2005”)

Net sales increased by $76.8 million, or 24%, to $395.6 million during the Second Quarter 2006 from $318.8 million during the Second Quarter 2005. Net sales included $269.4 million in net sales from The Children’s Place business, which represented a 25% increase over the $215.3 million in net sales reported in the Second Quarter 2005, and $126.2 million in net sales from the Disney Store business, which represented a 22% increase over the $103.5 million in net sales reported in the Second Quarter 2005. Consolidated comparable store sales increased 16% and contributed $44.7 million of our net sales increase in the Second Quarter 2006. Net sales for our new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $32.8 million. Our closed stores partially offset our consolidated sales increase by approximately $0.7 million. Comparable store sales increased 16% for The Children’s Place business as compared to a 4% comparable store sales increase in the Second Quarter 2005. Disney Stores reported a 15% comparable store sales increase.

During the Second Quarter 2006, we opened 14 The Children’s Place stores and five Disney Stores. In addition, we closed one The Children’s Place store and one Disney Store.

Our 16% comparable store sales increase for The Children’s Place business was primarily the result of a 14% increase in the number of comparable store sales transactions and an approximate 2% increase in our average dollar transaction size. Our increased dollar transaction size was driven by an increase in the number of items sold in each transaction, partially offset by lower prices in the Second Quarter 2006 as compared to the Second Quarter 2005. During the Second Quarter 2006, we achieved comparable store sales increases in The Children’s Place business across all geographical regions, departments and store types.

For the Disney Store, our 15% comparable store sales increase was the result of an 8% increase in the number of comparable store sales transactions and a 7% increase in our average dollar transaction size. Our increase in dollar transaction size was driven by an increase in the number of items sold in each transaction, partially offset by lower prices in the Second Quarter 2006 as compared with the Second Quarter 2005. All geographical regions, departments and store types experienced comparable store sales increases. By department, the hardlines and softlines achieved double digit comparable store sales increases with media reporting a low single digit comparable store sales decrease.

Gross profit increased by $38.5 million to $137.3 million during the Second Quarter 2006 from $98.8 million during the Second Quarter 2005. As a percentage of net sales, gross profit increased approximately 370 basis points to 34.7% of net sales during the Second Quarter 2006 from 31.0% of net sales during the Second Quarter 2005. The increase in consolidated gross profit, as a percentage of net sales, resulted from the leveraging of buying and occupancy costs of approximately 240 basis points and a higher initial markup of approximately 130 basis points. Higher markdowns in The Children’s Place business were partially offset by lower markdowns at the Disney Stores.

Selling, general and administrative expenses increased $23.9 million to $143.2 million during the Second Quarter 2006 from $119.3 million during the Second Quarter 2005. As a percentage of net sales, selling, general and administrative expenses decreased approximately 120 basis points to 36.2% during the Second Quarter 2006 from 37.4% during the Second Quarter 2005. The primary drivers favorably impacting selling, general and administrative expenses in the Second Quarter 2006 as compared to the Second Quarter 2005 were:

•                  Leveraging of payroll and employee benefit expenses of approximately 190 basis points. While we incurred approximately $8.5 million more in payroll and benefit costs, we leveraged these costs as a percentage of net sales;

•                  Leveraging of equity compensation expense of approximately 50 basis points, comprised of:

•                  The reversal of our accruals for our Performance Awards, due to our determination that we would not meet the Minimum Performance Target for such awards, which approximated 40 basis points and approximately $1.4 million; and

•                  Equity compensation expense for revised measurement dates on stock options during the Second Quarter 2005 of approximately $0.7 million, or approximately 20 basis points, as compared to equity compensation expense during the Second Quarter 2006 for the implementation of SFAS 123(R), which approximated $0.4 million, or approximately 10 basis points; and

•                  Lower store maintenance and repair expenses of approximately $0.8 million, or 50 basis points, due primarily to the Disney Store “Magic Makeover” expenses incurred last year which we did not incur in the current year. The “Magic Makeover” in the Second Quarter 2005 included an upgrade to the merchandising displays and windows in all Disney Stores.

These favorable variances were offset by:

•                  Higher marketing costs of approximately $6.5 million, or approximately 110 basis points;

•                  Legal settlements of approximately $2.1 million or 50 basis points; and

•                  Higher remodeling expenses of approximately $0.9 million or 20 basis points.

In the Second Quarter 2006, due to our increased store base, we incurred approximately $5.9 million more in utilities, supplies and other variable store expenses to run our business.

During the Second Quarter 2005, we recorded an asset impairment charge for one underperforming store.

Depreciation and amortization amounted to $15.9 million, or 4.0% of net sales, during the Second Quarter 2006, as compared to $12.5 million, or 3.9% of net sales, during the Second Quarter 2005. Depreciation expense increased $3.4 million during the Second Quarter 2006 due primarily to our new stores, store remodels and investments in our distribution center facilities.

Interest income, net amounted to $0.8 million, or 0.2% of net sales, during the Second Quarter 2006, as compared to $0.3 million, or 0.1% of net sales, during the First Quarter 2005. The increase in interest income net during the Second Quarter 2006 was primarily due to higher interest rates in the Second Quarter 2006.

Our benefit from income taxes was $7.5 million and $12.8 million during the Second Quarter 2006 and the Second Quarter 2005, respectively. Our benefit from income taxes decreased during the Second Quarter 2006 as a result of a lower loss in the Second Quarter 2006 compared to the Second Quarter 2005, partially offset by a lower effective tax rate. Our effective tax rate was 35.6% during the Second Quarter 2006 as compared to 38.8% during the Second Quarter 2005. Our expected benefit during the Second Quarter 2006 was reduced by more forecasted income earned in lower tax jurisdictions and an additional provision of approximately $0.6 million, resulting primarily from tax law changes in certain states.

Our net loss in the Second Quarter 2006 was $13.5 million as compared with a net loss of $20.1 million during the Second Quarter 2005, due to the factors discussed above.

Twenty-Six Weeks Ended July 29, 2006 Compared to Twenty-Six Weeks Ended July 30, 2005

Net sales increased by $134.1 million, or 20%, to $822.1 million during the twenty-six weeks ended July 29, 2006 from $688.0 million during the twenty-six weeks ended July 30, 2005. Net sales include $591.4 million in net sales from The Children’s Place business, which represented a 19% increase over the $496.0 million in net sales reported in the twenty-six weeks ended July 30, 2005, and $230.7 million in net sales from the Disney Store business, which represented a 20% increase over the $192.0 million in net sales reported in twenty-six weeks ended July 30, 2005. Consolidated comparable store sales increased 12% and contributed $76.2 million of our net sales increase in the twenty-six weeks ended July 29, 2006. Net sales for our new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $58.6 million. Our closed stores partially offset our consolidated sales increase by approximately $0.7 million. Comparable store sales increased 11% for The Children’s Place business as compared to a 9% comparable store sales increase in the Second Quarter 2005. Disney Stores reported a 15% comparable store sales increase.

During the twenty-six weeks ended July 29, 2006, we opened 22 The Children’s Place stores and five Disney Stores. In addition, we closed two The Children’s Place stores and two Disney Stores.

Our 11% comparable store sales increase for The Children’s Place business was primarily the result of a 10% increase in the number of comparable store sales transactions and a 1% increase in our average dollar transaction size. Our increased dollar transaction size was driven by an increase in the number of items sold in each transaction, partially offset by lower prices in the twenty-six weeks ended July 29, 2006 as compared to the twenty-six weeks ended July 30, 2005. During the twenty-six weeks ended July 29, 2006, we achieved comparable store sales increases in The Children’s Place business across all geographical regions, departments and store types. By geographic area, we achieved our strongest comparable store sales increases in the Southwest, Rocky Mountains, Canada, and West regions.

For the Disney Store, our 15% comparable store sales increase was primarily the result of an 8% increase in our average dollar transaction size and a 7% increase in the number of comparable store sales transactions. Our increase in dollar transaction size was primarily driven by an increase in the number of items sold in each transaction, partially offset by lower prices in the twenty-six weeks ended July 29, 2006 as compared with the twenty-six weeks ended July 30, 2005. All geographical regions experienced comparable store sales increases. By store type, we experienced comparable store sales increases in all store types. By department, softlines and hardlines achieved the strongest comparable store sales increases, partially offset by a comparable store sales decline in media which primarily reflects the strong consumer response to “The Incredibles” DVD release in the first quarter of 2005.

Gross profit increased by $63.6 million to $304.3 million during the twenty-six weeks ended July 29, 2006 from $240.7 million during the twenty-six weeks ended July 30, 2005. As a percentage of net sales, gross profit increased approximately 200 basis points to 37.0% of net sales during the twenty-six weeks ended July 29, 2006 from 35.0% of net sales during the twenty-six weeks ended July 30, 2005. The increase in consolidated gross profit, as a percentage of net sales, resulted from the leveraging of occupancy and buying costs of approximately 170 basis points, and a higher initial markup of approximately 110 basis points, partially offset by higher markdowns of approximately 50 basis points and higher distribution costs of 40 basis points. During the twenty-six weeks ended July 29, 2006, higher markdowns in The Children’s Place business were partially offset by lower markdowns at the Disney Stores.

During fiscal 2005, the sell through of Disney Store inventory acquired from The Walt Disney Company unfavorably impacted gross margin by $1.2 million, or approximately 20 basis points. In accounting for the acquisition of the Disney Stores, we were required to write-up acquired inventory to fair value from the value determined under the retail inventory method.

Selling, general and administrative expenses increased $40.5 million to $273.1 million during the twenty-six weeks ended July 29, 2006 from $232.6 million during the twenty-six weeks ended July 30, 2005. As a percentage of net sales, selling, general and administrative expenses decreased, or leveraged, approximately 60 basis points to 33.2% during the twenty-six weeks ended July 29, 2006 from 33.8% during the twenty-six weeks ended July 30, 2005. This decrease was due primarily to:

•                  Leveraging of payroll and employee benefit expenses of approximately 90 basis points. While we incurred approximately $16.8 million more in payroll and benefits costs, we leveraged these costs as a percentage of net sales;

•                  Disney Store transition expenses of approximately 50 basis points, or approximately $3.2 million, incurred last year, which we did not incur in the current year; and

•                  Lower store maintenance and repair expenses of approximately 20 basis points due primarily to Disney Store “Magic Makeover” expenses incurred last year which we did not incur in the current year, or approximately $0.3 million.

As a percentage of net sales, our selling, general and administrative expenses leverage was partially offset by:

•                  Higher marketing costs of approximately $8.6 million, or 60 basis points;

•                  Increased remodeling and pre-opening expenses, each of which represented approximately 20 basis points, or approximately $2.7 million;

•                  Legal settlements of approximately $2.4 million or 20 basis points; and

•                  In the twenty-six weeks ended July 29, 2006, due to our increased store base, we incurred approximately $8.3 million more in utilities, supplies and other variable store expenses to support our business.

Depreciation and amortization amounted to $30.1 million, or 3.7% of net sales, during the twenty-six weeks ended July 29, 2006, as compared to $24.6 million, or 3.6% of net sales, during the twenty-six weeks ended July 30, 2005. Depreciation expense increased $5.5 million during the twenty-six weeks ended July 29, 2006 due primarily to new stores, store remodels and investments in our distribution centers.

Interest income, net amounted to $1.7 million, or 0.2% of net sales, during the twenty-six weeks ended July 29, 2006, as compared to $0.4 million, or 0.1% of net sales, during the twenty-six weeks ended July 30, 2005. The increase in interest income, net during the twenty-six weeks ended July 29, 2006 is primarily due to higher interest rates, a higher net cash investment position and no credit facility borrowings.

Our provision for income taxes was $1.6 million during the twenty-six weeks ended July 29, 2006 as compared to a benefit from income taxes of $6.2 million during the twenty-six weeks ended July 30, 2005. Our effective tax rate was 57.5% during the twenty-six weeks ended July 29, 2006 as compared to 38.0% during the twenty-six weeks ended July 30, 2005. Our provision for taxes during the twenty-six weeks ended July 29, 2006 was unfavorably impacted by an additional provision of approximately $0.6 million, resulting primarily from tax law changes in certain states. Our effective tax rate of 57.5% through the twenty-six weeks ended July 29, 2006 resulted from the seasonality of our earnings which were approximately $2.8 million before taxes and this incremental provision.

During the twenty-six weeks ended July 29, 2006, we recorded net income of $1.2 million as compared with a net loss of $10.1 million during the twenty-six weeks ended July 30, 2005, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

Our working capital requirements follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons. Our primary uses of cash are financing new store openings and providing working capital, principally used for inventory purchases. As of July 29, 2006, we had no long-term debt obligations or short-term borrowings. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities, and we believe that this will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. Our ability to meet our capital requirements will depend on our ability to generate cash flows from operations. As of July 29, 2006, our inventory balance was $254.6 million, up 32% per square foot as compared to our inventory position at July 30, 2005 due primarily to the timing of inventory flow this year, a relatively low inventory position last year and management’s strategic decision to introduce fall product earlier this year. The earlier introduction of fall merchandise enables us to provide fresh merchandise to our customers that can be worn now, as well as supports our store replenishment more effectively.

The terms of the License Agreement and our credit facilities, among other things, restrict the commingling of funds between The Children’s Place and Hoop and limit borrowings by Hoop from The Children’s Place as well as distributions from Hoop to The Children’s Place, other than payment for the allocated costs of shared services. Therefore, we have segregated all cash receipts and disbursements, investments, and credit facility borrowings and letter of credit activity. This segregation could lead to a liquidity need in one business even while there is adequate liquidity in the other business. We believe that cash flow from operations and availability and borrowings under our amended credit facilities will be adequate to fund the growth needs and operations of each division. During the next 12 months, it is probable that The Children’s Place business will provide additional capital to the Disney Store business for that business to meet its growth objectives or operating commitments (including our obligations under the Refurbishment Amendment). Further, we anticipate that The Children’s Place business might need to provide additional capital to the Disney Stores thereafter, to support the Company’s commitment in the Refurbishment Amendment to remodel and maintain the Disney Stores over the next five years. We expect that such additional capital would come from available cash on hand or additional borrowings.

We entered into a Guaranty and Commitment (the “Guaranty and Commitment”) dated as of November 21, 2004, in favor of Hoop and Disney. As required by the Guaranty and Commitment, we invested $50 million in Hoop concurrently with consummation of the acquisition, and agreed to invest up to an additional $50 million to enable Hoop to comply with its obligations under the License Agreement and otherwise fund the operations of Hoop. The Guaranty and Commitment provides that our $50 million additional commitment is subject to increase if certain distributions are made by Hoop to The Children’s Place. To date, we have not invested any portion of the additional $50 million in Hoop. We also agreed in the Guaranty and Commitment to guarantee the payment and performance of Hoop (for its royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

In connection with our acquisition of the Disney Store business, Hoop and Disney’s subsidiaries entered into a License Agreement under which Hoop has the right to use certain Disney intellectual property in the DSNA Business in exchange for ongoing royalty payments. The License Agreement limits Hoop’s ability to make cash dividends or other distributions. Specifically, Hoop’s independent directors must approve payment of any dividends or other distributions, other than payments of:

•                          Amounts due under terms of the tax sharing and intercompany services agreements;

•                          Approximately $61.9 million which represents a portion of the purchase price paid by the Company to Disney (limited to cumulative cash flows since the date of the acquisition); and

•                          Certain other dividend payments, subject to satisfaction of certain additional operating conditions and limited to 50% of cumulative cash flows up to $90 million, and 90% of cumulative cash flows thereafter (provided that at least $90 million of cash and cash equivalents is maintained at Hoop).

In the normal course of business, Hoop has reimbursed intercompany services but has not paid any dividends or made other distributions. We do not expect Hoop to pay dividends or reimburse all or a portion of the $61.9 million described above to the Company during the next 12 months. Hoop’s cash on hand and cash generated from operations will be utilized to finance store remodels and provide working capital.

Under the License Agreement, Hoop may not incur indebtedness or guarantee indebtedness without written approval from TDSF, except in permitted circumstances as outlined by the License Agreement. The License Agreement provides that trade letters of credit to fund inventory purchases are permitted without limitation; borrowings under all term and revolving loans are limited to $35.0 million, with a maximum of $7.5 million for term loan borrowings; and the aggregate amount outstanding under all term and revolving loans must be reduced to $10.0 million or less at least once annually.

2004 Amended Loan Agreement

In October 2004, we amended and restated our credit facility (the “2004 Amended Loan Agreement”) with Wells Fargo Retail Finance, LLC, (“Wells Fargo”) as senior lender and syndicated and administrative agent, and certain other lenders, partly in connection with our acquisition of the DSNA Business. The 2004 Amended Loan Agreement provided for borrowings up to $130 million (including a sublimit for letters of credit of $100 million), depending on our levels of inventory and accounts receivable relating to The Children’s Place business. The term of the facility under the 2004 Amended Loan Agreement was scheduled to end on November 1, 2007 with successive one-year renewal options.

Advances under the 2004 Amended Loan Agreement were secured by a first priority security interest in substantially all of our assets, other than assets in Canada and Puerto Rico and assets owned by our subsidiaries that were formed in connection with the acquisition of the DSNA Business. Amounts outstanding under the 2004 Amended Loan Agreement bore interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined margin. The LIBOR margin was 1.50% to 3.00%, and the unused line fee under the 2004 Amended Loan Agreement was 0.38%.

As of July 29, 2006, we had no borrowings under our 2004 Amended Loan Agreement and had outstanding letters of credit of $58.4 million. Availability as of July 29, 2006 under the 2004 Amended Loan Agreement was $71.6 million. The maximum outstanding letters of credit during the thirteen weeks ended July 29, 2006 were $74.0 million.

The 2004 Amended Loan Agreement contained various covenants, which included limitations on our annual capital expenditures, maintenance of certain levels of excess collateral and a prohibition on the payment of dividends. The 2004 Amended Loan Agreement also contained covenants limiting the amount of funds we can invest in Hoop to $20 million in fiscal 2007 and $15 million in fiscal 2008. Noncompliance with these covenants can result in additional fees, could affect our ability to borrow, or could require us to repay the outstanding balance. As of July 29, 2006, we were not aware of any violations of  covenants under the 2004 Amended Loan Agreement.

As discussed below, in June 2007, we entered into an amended and restated loan and security agreement with Wells Fargo and other lenders, which amended and restated the 2004 Amended Loan Agreement.

2007 Amended Loan Agreement; Letter of Credit Agreement

In June 2007, we entered into a Fifth Amended and Restated Loan and Security Agreement (the “2007 Amended Loan Agreement”) and a new letter of credit agreement with Wells Fargo and our other senior lenders (the “Letter of Credit Agreement”) for the purpose of better supporting the capital needs of our business and reducing the fees associated with our credit facility borrowings. Wells Fargo continues to serve as the administrative agent under all these facilities.

 The 2007 Amended Loan Agreement reduced the facility maximum to $100 million for borrowings and letters of credit, with a $30 million “accordion” feature that enables us to increase the facility to an aggregate amount of $130 million at our option. There is also a seasonal over-advance feature that enables us to borrow up to an additional $20 million from July 1 through October 31, subject to satisfying certain conditions, including a condition relating to our earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12 month basis based upon the most recent financial statements furnished to Wells Fargo and our estimate of projected pro forma EBITDA for the over-advance period. The term of the facility ends on November 1, 2010. If we terminate the 2007 Amended Loan Agreement during the first year there is a termination fee of 0.5% of the $100 million facility maximum ($130 million if the accordion feature is in use) plus any seasonal over-advance amounts in effect. Under the 2007 Amended Loan Agreement the LIBOR margin has been reduced to 1.00% to 1.50%, depending upon our average excess availability, and the unused line fee has been reduced to 0.25%.

Credit extended under the 2007 Amended Loan Agreement continues to be secured by a first priority security interest in substantially all of our assets, other than assets in Canada and Puerto Rico and assets owned by Hoop. The amount that can be borrowed under the 2007 Amended Loan Agreement depends on our levels of inventory and accounts receivable relating to The Children’s Place business. The 2007 Amended Loan Agreement contains covenants, which include limitations on our annual capital expenditures, maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. The 2007 Amended Loan Agreement also contains covenants limiting the amount of funds we can invest in Hoop to $20 million, $55 million, $36 million and $52 million in fiscal years 2007, 2008, 2009 and 2010, respectively, not to exceed a maximum aggregate of $175 million over the term of the credit facility.

Under the new Letter of Credit Agreement, we can issue letters of credit for inventory purposes for up to $60 million to support The Children’s Place business. The Letter of Credit Agreement can be terminated at any time by either us or Wells Fargo. Interest is paid at the rate of 0.75% on the aggregate undrawn amount of all letters of credit outstanding. Our obligations under the Letter of Credit Agreement are secured by a security interest in substantially all of our assets for The Children’s Place business, other than assets in Canada and Puerto Rico and assets of Hoop. Upon any termination of the Letter of Credit Agreement, we would be required to fully collateralize all outstanding letters of credit issued thereunder and, if we failed to do so, our outstanding liability under the Letter of Credit Agreement would reduce our borrowing capacity under the 2007 Amended Loan Agreement.

On November 2, 2007, we entered into an amendment of the 2007 Amended Loan Agreement (the “First Amendment”), extending the period of the over-advance feature of the credit facility until November 30 for fiscal 2007. We were required to pay a fee of $30,000 in connection with this amendment.

We were not in compliance with the financial reporting covenants under the 2004 Amended Loan Agreement when we executed the amendment and restatement; however, in the amended and restated loan agreement we received forbearance of these reporting requirements through July 31, 2007 and were subsequently granted a waiver through August 30, 2007, which was extended through January 1, 2008. There were no fees associated with obtaining the waiver through August 20, 2007; however, we were required to pay a fee of $102,000 to extend the waiver from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

Hoop Loan Agreement

As of November 21, 2004, the domestic Hoop entity entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) with Wells Fargo as senior lender and syndicated and administrative agent, and certain other lenders, establishing a senior secured credit facility for Hoop. Through fiscal 2006, the Hoop Loan Agreement provided for borrowings up to $100 million (including a sublimit for letters of credit of $90 million), subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. The term of the facility extended until November 21, 2007.

Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of Hoop as well as a pledge of a portion of the equity interests in Hoop Canada. Borrowings and letters of credit under the Hoop Loan Agreement are used by Hoop for working capital purposes for the Disney Store business. Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. The prime rate margin was 0.25% and the LIBOR margin is 2.0% or 2.25%, depending on the domestic Hoop entity’s level of excess availability. The unused line fee was 0.30%.

There were no borrowings under the Hoop Loan Agreement as of July 29, 2006. During the twenty-six weeks ended July 29, 2006, letters of credit were issued pursuant to the Hoop Loan Agreement, but there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours. The average balance during the twenty-six weeks ended July 29, 2006 was approximately $0.3 million and the average interest rate was 8.1%. The maximum outstanding letters of credit were $32.4 million during the twenty-six weeks ended July 29, 2006. Letters of credit outstanding as of July 29, 2006 were $29.7 million and availability as of July 29, 2006 was $24.2 million. The interest rate charged under the Hoop Loan Agreement was 8.5% as of July 29, 2006.

The Hoop Loan Agreement contains various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and indebtedness. In addition, an event of default under the Disney License Agreement would create a cross-default under the Hoop Loan Agreement. Non-compliance with these covenants could result in additional fees, could affect the Hoop Operating Entity’s ability to borrow or could require the Hoop Operating Entity to repay the outstanding balance. As of July 29, 2006, the Company was not aware of any violations of its covenants under the Hoop Loan Agreement.

As discussed below, in June 2007 and August 2007, we entered into amendments to the Hoop Loan Agreement.

Amendments to Hoop Loan Agreement

In June 2007, concurrently with the execution of the 2007 Amended Loan Agreement, and in August 2007, we entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo and the other lenders under the Hoop Loan Agreement (collectively, the “Amendments to the Hoop Loan Agreement”). The Amendments to the Hoop Loan Agreement reduced the facility maximum to $75 million for borrowings and provide for a $25 million accordion feature that enables us to increase the facility to an aggregate amount of $100 million. The accordion feature is available at our option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. In addition, in the Amendments to the Hoop Loan Agreement, we extended the termination date of the facility from November 21, 2007 to November 21, 2010 and reduced the interest rates that we are charged on the outstanding borrowings and letters of credit. Amounts outstanding under the Amendments to the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. Depending on the domestic Hoop entity’s level of excess availability, the LIBOR margin has been reduced to 1.50% or 1.75%, commercial letter of credit fees have been reduced to 0.75% or 1.00%, and standby letter of credit fees have been reduced to 1.25% or 1.50%. The unused line fee has been reduced to 0.25%.

The Amendments to the Hoop Loan Agreement continue the covenants included in the Hoop Loan Agreement, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and indebtedness. Credit extended under the Amendments to the Hoop Loan Agreement continues to be secured by a first priority security interest in substantially all the assets of the domestic Hoop entity as well as a pledge of a portion of the equity interests in Hoop Canada.

We were not in compliance with the financial reporting covenants under the Hoop Loan Agreement when we executed the amendment and restatement. However, we obtained waivers from our lenders for such non-compliance. There were no fees associated with obtaining these waivers through August 30, 2007. However, we were required to pay a fee of $48,000 to extend the waiver from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

Cash Flows/Capital Expenditures

During the twenty-six weeks ended July 29, 2006 and the twenty-six weeks ended July 30, 2005, operating activities used $37.9 million and $11.1 million in cash flow, respectively. Cash flow used in operating activities increased during the twenty-six weeks ended July 29, 2006 due primarily to higher income tax payments and increases in inventory, partially offset by increases in accounts payable and accrued expenses and higher operating earnings.

Cash flows used in investing activities were $75.1 million and $29.8 million in the twenty-six weeks ended July 29, 2006 and the twenty-six weeks ended July 30, 2005, respectively. The increase in cash flows used in investing activities primarily reflects increased capital expenditures to support our new stores and remodels, as well as capital expenditures made for our new office facility in Pasadena, California. During the twenty-six weeks ended July 29, 2006 and the twenty-six weeks ended July 30, 2005, we opened 27 and 22 stores, respectively, and remodeled 20 stores and seven stores, respectively. Our capital expenditures also include ongoing store, office and distribution center equipment needs. Cash flows used in investing activities during the twenty-six weeks ended July 29, 2006 also increased as a result of the net purchase of $12.7 million in investments. During fiscal 2006, total capital expenditures for The Children’s Place and Disney Store businesses were approximately $155.1 million.

Due to our growth over the past several years, on May 3, 2006, we entered into a lease agreement with Hartz Mountain Metropolitan (“Hartz”) for 245,200 square feet of office space at 2 Emerson Lane, Secaucus, New Jersey (the “Emerson Lane Space”) in a building near our current corporate headquarters. Accordingly, we terminated our current lease agreement with Hartz for our offices located at 900 Secaucus Road, Secaucus, New Jersey (the “Terminated Space”). The lease for the Emerson Lane Space (the “Original Lease”) has an initial term of 15 years, with an option to renew for an additional 10 years with another option at the end of those years for an additional five years, at the then-prevailing market rental value for comparable rentable property in the same area. Under the Original Lease, we are obligated to make monthly rent payments of approximately $ 102,200 for the first year of the lease, beginning in March 2007, with annual increases of approximately 3% to a maximum of approximately $151,000 in the fifteenth year. In addition, we exercised our right of first refusal to occupy the remaining space in the building, and consequently entered into a lease agreement with Hartz for an additional 37,974 square feet (“Additional Space”) on November 26, 2006. Under the lease for the Additional Space, we are obligated to make monthly rent payments of approximately $39,265 for the first year, beginning in January 2008, with annual increases of approximately 3% to a maximum of approximately $56,608 in the fifteenth year. Except for the Commencement Date, the lease term for the Additional Space is coterminous with the Original Lease. On May 3, 2006, we executed a lease termination agreement related to 915 Secaucus Road, which was to be effective upon our move to Emerson Lane. However, on November 27, 2006 we rescinded the termination agreement and reinstated the 915 Secaucus Road lease.

We originally planned to move our corporate headquarters into the Emerson Lane Space after completing its design and construction at an estimated cost of approximately $65.0 million. However, we are currently reviewing the project to determine if there is a more cost effective plan to construct this administrative facility.

Cash flows provided by financing activities were $36.9 million during the twenty-six weeks ended July 29, 2006 as compared with cash flows used by financing activities of $2.9 million during the twenty-six weeks ended July 30, 2005. Cash flows provided by financing activities during the twenty-six weeks ended July 29, 2006 represented funds received and the tax benefit from the exercise of employee stock options and employee stock purchases. During the twenty-six weeks ended July 30, 2005, cash flows used by financing activities primarily reflected net repayments of our credit facilities, partially offset by funds received from the exercise of employee stock options and employee stock purchases.

Prior to the adoption of SFAS 123(R), we presented the tax savings resulting from tax deductions resulting from the exercise of stock options as operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow. For the twenty-six weeks ended July 29, 2006, our excess tax benefit received upon exercise of nonqualified stock options totaled approximately $10.9 million.

We believe that cash generated from operations and funds available under our amended credit facilities will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. Our ability to meet our capital requirements will depend on our ability to generate cash from operations. In addition, we will consider additional sources of financing to fund our long-term growth.

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

The Company’s credit facilities with Wells Fargo provide a source of financing for its working capital requirements. The Company’s credit facilities bear interest at either a floating rate equal to the prime rate or a floating rate equal to the prime rate plus a pre-determined spread. At the Company’s option, it could also borrow at a LIBOR rate plus a pre-determined spread. As of July 29, 2006, the Company had no borrowings outstanding under its credit facilities. The Company amended its Wells Fargo credit facilities in June 2007. For a discussion of the amended facilities, please refer to Note 16—Subsequent Events in the accompanying condensed consolidated financial statements.

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. The Company generally does not hedge these net investments. As of July 29, 2006, the Company is not a party to any derivative financial investments.

As of July 29, 2006, the Company had approximately $35.4 million of its cash and investment balances held in foreign countries, of which approximately $20.1 million was in Canada and approximately $15.3 million in Hong Kong. While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country. Consequently, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company’s financial position or results of operations.

In addition to the Company’s Asian operations, the Company has a growing business in Canada. While currency rates with the Canadian dollar moved in the Company’s favor for the first quarter of fiscal 2006, they began to move against the Company in the second quarter of fiscal 2006 and there can be no guarantee that the exchange rate will move in the Company’s favor in the future. Foreign currency fluctuations could have a material adverse effect on our business and results of operation.

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

The Company’s quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including:

•         Increases or decreases in comparable stores sales,

•         Changes in our merchandise mix or pricing strategy,

•         Weather conditions,

•         Overall macro-economic conditions,

•         The timing of new store openings and related pre-opening and other start-up costs,

•         Net sales contributed by new stores, and

•         Shifts in the timing of certain holidays.

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

Under the provisions of SFAS 123(R), the Company is required to record compensation costs for its various equity plans for employees and directors. Under the measurement provisions of SFAS 123(R), interest rates, the Company’s stock price and the volatility of the Company’s stock price each have a significant impact on the determination of equity value; changes in these factors could have a material adverse impact on the determination of equity compensation costs, and therefore, impact future results of operations. The Company’s risk mitigation for these factors is to limit or cease its equity compensation plans, which the Company does not feel is reasonable given the competition for highly talented and qualified employees.

Item 4.    CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our interim CEO and our Executive Vice President – Finance and Administration, who is also our interim CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the second quarter of fiscal 2006. Based on this review, our principal executive officers concluded that our disclosure controls and procedures were not effective as of July 29, 2006 because of three material weaknesses in our internal control over financial reporting identified by management. One material weakness involves our controls over the granting of stock options and related documentation, one involves our maintenance of a fully effective control environment, and one involves the period-end financial close and reporting process. The Company’s Annual Report on Form 10-K for the period ended February 3, 2007, which is being filed concurrently with this Quarterly Report on Form 10-Q, contains additional information related to these material weaknesses in Management’s Report on Internal Controls Over Financial Reporting in Item 9A—Controls and Procedures.

(b)   Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our second fiscal quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on or about September 14, 2006, the Company suspended the granting of stock options or other equity awards to employees and directors and the exercise of outstanding options until it implements new practices for equity awards and becomes current in its periodic reporting to the SEC. This suspension continues currently.

To address the material weaknesses we have identified in our internal control over financial reporting, management and the Board have developed and implemented initiatives to improve our governance, internal controls and option granting practices. Subsequent to July 29, 2006 and through the date of this report, the following governance and management changes were implemented:

•      The positions of Chair of the Board and CEO have been separated. Our Lead Director will continue in such position and serve as acting Chair until a permanent Chair is selected.

•      The new position of Executive Vice President, Finance and Administration has been established, reporting to the CEO and the Board. Our former Senior Vice President and CFO has been elected to this position and currently also serves on an interim basis as our principal financial and accounting officer. Responsibilities of this position include supervising our finance, treasury, accounting, legal and human resource functions and serving along with our CEO as a principal executive officer for purposes of certifying our SEC reports and similar matters.

•      At our Board’s request, our former Chief Administrative Officer, General Counsel and Secretary resigned from such positions. However, he continued as a Senior Vice President with supervisory responsibility for our real estate, construction and facilities, store design, and non-merchandise purchasing until he mutually agreed with the Company to resign such position in July 2007.

•      We have hired a new Senior Vice President, Finance, who is expected to become CFO shortly after this filing, and have hired a new General Counsel.

The following additional measures have been implemented or are in process:

•      Our Board is conducting a search for at least two new independent directors. It is anticipated that, after this expansion of our Board, an independent director will be selected to serve as our Chair of the Board on an ongoing basis.

•      Our Board has commenced a comprehensive review, with the assistance of independent counsel, of our governance system and processes and the Company’s internal controls. As a result, amendments to several committee charters and to our Corporate Governance Guidelines were adopted. In addition, improvements in our internal policies and procedures were instituted, including amendments to the Code of Business Conduct, Insider Trading Policy and Related Party Transaction Control procedures. Additional improvements are under review.

We are also instituting more rigorous policies, procedures and practices governing the granting of stock options and other equity incentive awards and related accounting and internal controls. The Board in June 2007 adopted a formal Policy Regarding Awards of Equity-Based Incentives to Executive Officers and Other Employees and, consistent with that policy, procedures to the following effect will generally be applied to all such grants:

•      Grants will be dated on the date that all required approvals have been obtained or a future date, not later than one month after the approval date, specified when approval is given. The exercise price for each option granted will not be less than the closing price of our stock on the date of grant.

•      Equity grants will generally be approved only at duly convened, regularly scheduled meetings of our Compensation Committee or pursuant to a formal, limited delegation by the committee of grant-making authority to a committee of specified senior officers, as discussed below. Minutes of such meetings will be kept which shall reflect the specifics of any equity grants approved at the meeting. If in extenuating circumstances grants are to be made by written consent of the Compensation Committee, the grant date will be no earlier than the date the last member signs the consent and consent is received by the Company. We will no longer use “as of” dating for written consents approving equity grants.

•      All grants made to executive officers will be specifically approved by our Compensation Committee as will grants to employees in other positions designated by the committee.

•      If the making of any grants to non-executives is to be delegated to a committee of senior officers, the overall terms of such grants will be approved in advance by the Committee. Terms will include annual limits as to the number of shares subject to all such delegated grants including a limit as to the number of shares available for grant to any particular employee and may include guidelines for grants that may be made to specified levels of employees. Actions taken pursuant to delegated authority will be required to be in writing, dated and signed by the executive delegated authority to make the grant and will be regularly reported to the Committee.

•      Annual grants will be considered and approved by our Compensation Committee at its meeting most closely preceding or following the first meeting of the Board following the filing of the Company’s Annual Report on Form 10-K. The same grant date will apply to annual grants made to executive officers and other employees.

•      Designated members of our legal and accounting staffs will oversee the documentation, accounting and disclosure of all equity awards. Standard forms will be established and used for grant documentation (e.g., option agreements and award notices).

•      Recipients will be advised of awards within a reasonable time period after the grant date.

•      There will be no changes to grants after approval, other than to withdraw a grant to an individual in its entirety to reflect changes in circumstances between approval and issuance. Any other changes will require approval in accordance with the requirements for making new grants.

No further equity grants will be made until the new policies, procedures and controls are instituted.

Significant to our identification of a material weakness in our maintenance of a fully effective control environment were separate violations of our Code of Business Conduct during 2006 by the then Chief Creative Officer of The Children’s Place Division and our former CEO. These violations were identified and investigated in the summer of 2007 and the following actions were taken:

•      The Board imposed significant sanctions on the former Chief Creative Officer for expense report improprieties, including requiring refund of amounts erroneously charged to the Company, changing her position so that she will no longer be an officer of the Company and requiring reimbursement of the Company’s out-of-pocket costs incurred in connection with its investigation of the matter. In addition, management is reassigning certain control-related functions from this individual and developing new procedures with regard to the processing of expense reimbursements in her department, including improved personnel training. Although our investigation indicated that the problems which arose were limited to circumstances peculiar to that department, we will also review the practices utilized in other departments to determine if any changes are needed in their procedures.

•      The Board imposed significant sanctions on the former CEO for violations of our internal securities transaction reporting and approval policies, including imposing new requirements pertaining to his securities transactions and requiring that he reimburse the Company for its out-of-pocket costs in investigating the violations. In addition, his outside counsel was required to review all securities transactions in which this individual has engaged in recent years to ensure proper reporting thereof by the individual.

In addition, as directed by the Board, the Company is instituting a formal training program for management and all corporate personnel regarding compliance with the Company’s Code of Business Conduct.

With regard to the material weakness in the financial closing and reporting function, the Company has hired a Senior Vice President, Finance, who is expected to become the CFO shortly after this filing, and has filled substantially all open positions in the accounting department, which the Company expects will help to remediate this material weakness. In addition, the Company’s management and its Audit Committee are taking steps to:

•      Conduct a review of accounting processes to incorporate technology enhancements and strengthen the design and operation of controls;

•      Formalize the process, analytics and documentation around the monthly analysis of actual results against forecasts conducted within the finance department;

•      Document and communicate a detailed comprehensive financial reporting timeline and checklist process to assist in the timely gathering and review of financial information;

•      Improve quality control reviews within the accounting function to ensure reconciliations are completed accurately, in a timely manner and with proper management review;

•      Reinforce the thresholds required for management review and approval of account reconciliations and journal entries; and

•      Formalize and expand the documentation of certain of the Company’s procedures with respect to review and oversight of financial reporting.

These remediation steps are currently being implemented.

Part II -  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings arising in the normal course of its business and reserves for litigation settlements and contingencies when it can determine the probability of outcome and can estimate losses. Estimates are adjusted as facts and circumstances require. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

On September 29, 2006, the Division of Enforcement of the SEC informed us that it had initiated an informal investigation into our stock option granting practices. In addition, the Office of the U.S. Attorney for the District of New Jersey advised us that it had commenced an investigation into the same matter. We have cooperated fully with these investigations and have briefed both authorities on the results of the Special Committee’s investigation. There have been no developments in these matters since that time.

On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of our Board and certain current and former senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of our current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Exchange Act  and common law, (iv) caused the Company to issue false and misleading public statements, and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint seeks money damages from the defendants, an accounting for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The defendants have moved to dismiss the action, and on or about June 15, 2007, the plaintiff filed an amended complaint adding, among other things, a claim for securities fraud under SEC rule 10b-5.

On September 21, 2007 a second stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain of its current and former senior executives. The complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit.

On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives. The complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. According to the complaint, more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks, among other relief, class certification of the lawsuit, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees.

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action status on behalf of Ms. Fong and other individuals similarly situated. We filed our Answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding a subsidiary of Disney as a defendant.

On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act (“FACTA”) and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief.

The outcome of these litigations is uncertain; while we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of these matters. The litigations could distract our management and directors from the Company’s affairs, the costs and expenses of the litigations could unfavorably affect our net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

On or about February 15, 2005, Michael Scott Smith, a former co-sales manager for The Children’s Place in the San Diego district, filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action on behalf of Mr. Smith and other individuals similarly situated. On October 19, 2007, the Company entered into a class action settlement with the plaintiff’s counsel and signed a memorandum of understanding providing for, among other things, a maximum total payment of $2.1 million, inclusive of attorneys’ fees, costs and expenses, service payments to the class representative and administration costs, in exchange for a full release of all claims and dismissal of the lawsuit. The court granted preliminary approval of the settlement on November 29, 2007. The settlement was recorded in the thirteen weeks ended July 29, 2006.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Stockholders was held on June 22, 2006. The following matters were voted on by the stockholders:

1.               Election of two Directors. Malcolm Elvey and Sally Frame Kasaks were elected to the Company’s Board for a term expiring in 2009. The results of the voting were as follows for Mr. Elvey: 26,443,363 votes in favor of Mr. Elvey and 1,232,117 votes withheld. The results of the voting were as follows for Ms. Kasaks: 26,445,742 votes in favor of Ms. Kasaks and 1,229,738 votes withheld. There were no abstentions and no broker non-votes. Continuing Class I directors, whose terms will expire in 2007, are Robert Fisch and Stanley Silverstein. Continuing Class II directors, whose terms will expire in 2008, are Ezra Dabah and Charles Crovitz. In addition, on August 17, 2006, the Board appointed James Goldman to the Board as a Class I director.

2.               Ratification of Deloitte and Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending February 3, 2007. The results of the votes were as follows: 27,639,647 votes in favor, with 32,459 votes against, 3,373 votes abstaining and 0 broker non-votes.

3.               Approval of the Company’s Annual Management Incentive Bonus Plan. The results of the voting were as follows: 23,789,134 votes in favor, 679,716 votes against, 4,957 votes abstaining and 3,201,673 broker non-votes.

Item 6.    EXHIBITS.

Exhibits

Exhibit No.	Description of Document

10.1

Lease Agreement between the Company and Hartz Mountain Metropolitan, dated May 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 and filed on June 6, 2006).

10.2(+)	Lease Termination Agreement for a distribution center and corporate headquarters facility (915-900 Secaucus Road) between the Company and Hartz Mountain Associates, dated May 3, 2006.
10.3(*)

Amended and restated employment agreement dated May 12, 2006 with Ezra Dabah (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 and filed on June 6, 2006).

10.4(*)

Amended and restated employment agreement dated May 12, 2006 with Neal Goldberg (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 and filed on June 6, 2006).

10.5(+)(*)	Employment agreement dated July 28, 2006 with Tara Poseley.

31(+)	Section 302 Certifications

32(+)	Section 906 Certifications

(+)           Filed herewith

(*)           Compensation Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE
RETAIL STORES, INC.

Date: December 5, 2007	By:	/S/ CHARLES CROVITZ
CHARLES CROVITZ
Interim Chief Executive Officer
(A Principal Executive Officer)

Date: December 5, 2007	By:	/S/ SUSAN RILEY
SUSAN RILEY
Executive Vice President, Finance and Administration
and Interim Chief Financial Officer
(A Principal Executive Officer and
Principal Financial and Accounting Officer)