Form 10-Q
period 2006-10-28
CHILDRENS PLACE RETAIL STORES INC
filed 2007-12-05
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 28, 2006

EXPLANATORY NOTE

The Children’s Place Retail Stores, Inc. (the “Company”) is restating its condensed consolidated financial statements to reflect additional stock-based compensation expense relating to stock option grants made in each year from the fiscal year ended January 31, 1998 (“fiscal 1997”) through the first quarter of fiscal year ended February 3, 2007 (“fiscal 2006”). The Company also is restating its financial statements for all periods beginning with the fiscal year ended February 2, 2002 (“fiscal 2001”) through the first quarter of fiscal 2006 to reflect the correction of other errors related to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years. This Quarterly Report on Form 10-Q for the thirteen and thirty-nine weeks ended October 28, 2006 reflects the restatement of the Company’s consolidated balance sheets as of January 28, 2006 (“fiscal 2005”) and October 29, 2005, the related consolidated statements of income for the thirteen and thirty-nine weeks ended October 29, 2005 and the related consolidated statement of cash flows for the thirty-nine weeks ended October 29, 2005. Restated financial information for these periods is set forth in Note 2—Restatement of Consolidated Financial Statements in the unaudited condensed consolidated financial statements included in Item 1 of this report.

The Company has not amended and does not intend to amend its previously filed Annual Report on Form 10-K for fiscal 2005 or any other fiscal year or its previously filed Quarterly Reports on Form 10-Q for the first quarter of fiscal 2006 or the first three quarters of fiscal 2005 or any other fiscal quarter. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Quarterly Report on Form 10-Q and the quarterly and annual reports on Form 10-Q and 10-K, respectively, being filed concurrently with this Quarterly Report on Form 10-Q. Accordingly, as previously stated by the Company, the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

On September 8, 2006, December 8, 2006, April 5, 2007 and June 15, 2007, the Company filed notifications of late filings with the Securities and Exchange Commission (“SEC”) on Form 12b-25, disclosing that, due to an ongoing investigation of its stock option granting practices, it was delaying the filing of its Quarterly Reports on Form 10-Q for the second and third quarters of fiscal 2006, its Annual Report on Form 10-K for fiscal 2006, and its Quarterly Report on Form 10-Q for the first quarter of the fiscal year ending February 2, 2008 (“fiscal 2007”), respectively. In addition, on September 14, 2007, the Company filed another notification of late filing with the SEC on Form 12b-25, disclosing that the Company’s Board of Directors (“Board”) was reviewing circumstances surrounding certain violations of the Company’s policies and procedures by two executives of the Company and was considering the appropriate actions to take regarding these matters and, therefore, the Company would be delaying the filing of its Quarterly Report on Form 10-Q for the second quarter of fiscal 2007. The Company is filing its Annual Report on Form 10-K for fiscal 2006 with the SEC concurrently with this Quarterly Report on Form 10-Q and intends, in the near future, to file its Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007.

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

After completion of the Report of Investigation, the Company in reviewing its accounting for options became aware of certain inconsistencies in its records concerning the terms of the 1997 CEO IPO Grant. Under the direction of the Special Committee, Independent Counsel investigated the Company’s treatment of these options and reported thereon to the Special Committee. On April 11, 2007, the Special Committee reported to the Board on the 1997 CEO IPO Grant. Based on the evidence assembled in Independent Counsel’s investigation, the Special Committee found that there had been confusion, resulting in inconsistencies in the Company records, in connection with the implementation of the 1997 CEO IPO Grant and over the years with regard to the terms of this grant. In considering the results of the investigation into the 1997 CEO IPO Grant, the Special Committee reconsidered the key findings it had reached in the Report of Investigation, as described above, and concluded that the evidence from the additional investigation did not lead it to different findings. The Board concurred in this conclusion.

Inadequate Internal Controls

The Company is undertaking to remediate the material weakness in internal control over financial reporting related to stock option grants found by the Special Committee, as further discussed in Item 4.—Controls and Procedures of this Quarterly Report on Form 10-Q. The Company has continued its suspension of the granting of all stock-based compensation, including stock options, as well as the exercise of any options, until these improved procedures have been instituted. Furthermore, the suspension of granting and exercise of stock options will continue until the Company becomes current with its SEC filings.

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

•                  With respect to all other option grants, the Company has decided to honor the options as issued, consistent with the Special Committee’s finding of no intentional misconduct on the part of management in the option granting process. Nevertheless, the Company and all members of senior management holding outstanding options have agreed to either amend their outstanding discounted options that vested after 2004 either to increase the exercise price to the average of the high and low trading price on the date determined by the Company to be the revised measurement date or to limit the exercise period of their options.

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

PART I.         FINANCIAL INFORMATION

Item 1.                       Condensed Consolidated Financial Statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 28, 2006	January 28, 2006(1)	October 29, 2005(1)
	(Unaudited)	(As restated)	(As restated)
			(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$133,942	$173,323	$122,428
Short-term investments	13,315	—	—
Accounts receivable	45,536	29,121	26,815
Inventories	300,404	213,665	260,082
Prepaid expenses and other current assets	48,219	38,550	52,569
Deferred income taxes	9,241	5,387	3,050
Total current assets	550,657	460,046	464,944
Long-term assets:
Property and equipment, net	311,425	248,628	216,505
Deferred income taxes	55,336	50,168	19,391
Other assets	4,794	5,206	3,368
Total assets	$922,212	$764,048	$704,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Revolving loan	$—	$—	$55,299
Accounts payable	124,358	81,620	85,911
Income taxes payable	17,035	52,707	10,365
Accrued expenses, interest and other current liabilities	128,135	95,681	88,798
Total current liabilities	269,528	230,008	240,373
Long-term liabilities:
Deferred rent liabilities	123,347	105,560	101,757
Deferred royalty	42,793	27,152	19,530
Other long-term liabilities	7,062	5,678	2,976
Total liabilities	442,730	368,398	364,636

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 29,083,916 shares, 27,954,386 shares and 27,746,192 shares issued and outstanding, at October 28, 2006, January 28, 2006 and October 29, 2005, respectively	2,909	2,796	2,775
Additional paid-in capital	186,996	147,065	133,527
Accumulated other comprehensive income	8,270	7,211	6,000
Retained earnings	281,307	238,578	197,270
Total stockholders’ equity	479,482	395,650	339,572
Total liabilities and stockholders’ equity	$922,212	$764,048	$704,208

(1)	See Note 2—Restatement of Consolidated Financial Statements in the accompanying Notes to Condensed Consolidated Financial Statements

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October, 29 2005(1)	October 28, 2006	October, 29 2005(1)
		(As restated)		(As restated)
Net sales	$550,410	$441,051	$1,372,533	$1,129,018
Cost of sales (exclusive of depreciation shown separately below)	308,262	255,631	826,108	702,863

Gross profit	242,148	185,420	546,425	426,155
Selling, general and administrative expenses	160,416	130,381	433,477	362,957
Asset impairment charges	417	15	417	244
Depreciation and amortization	16,327	13,006	46,392	37,626

Operating income	64,988	42,018	66,139	25,328
Interest income (expense), net	670	(139)	2,343	291

Income before income taxes and extraordinary gain	65,658	41,879	68,482	25,619
Provision for income taxes	24,130	14,806	25,753	8,623

Income before extraordinary gain	41,528	27,073	42,729	16,996
Extraordinary gain, net of taxes	—	1,665	—	1,665

Net income	$41,528	$28,738	$42,729	$18,661

Basic net income per common share before extraordinary gain	$1.43	$0.98	$1.49	$0.62
Extraordinary gain net of taxes	—	0.06	—	0.06
Basic net income per common share	$1.43	$1.04	$1.49	$0.68
Basic weighted average common shares outstanding	29,074	27,740	28,739	27,602

Diluted net income per common share before extraordinary gain	$1.38	$0.95	$1.43	$0.59
Extraordinary gain, net of taxes	—	0.06	—	0.06
Diluted net income per common share	$1.38	$1.01	$1.43	$0.65
Diluted weighted average common shares and common share equivalents outstanding	30,061	28,576	29,840	28,594

(1)	See Note 2—Restatement of Consolidated Financial Statements in the accompanying Notes to Condensed Consolidated Financial Statements

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005(1) (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,729	$18,661
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	46,392	37,626
Extraordinary gain	—	(2,774)
Deferred financing fee amortization	264	275
Amortization of lease buyouts	169	130
Loss on disposals of property and equipment	832	13
Asset impairment charges	417	244
Stock-based compensation expense	1,882	1,870
Stock-based compensation expense related to liability awards	1,316	—
Deferred royalty, net	15,624	12,428
Deferred taxes	(9,020)	(2,953)
Deferred rent and lease incentives	(9,475)	(6,646)
Changes in operating assets and liabilities:
Accounts receivable	(16,356)	(1,814)
Inventories	(86,205)	(97,616)
Prepaid income taxes	(6,262)	(7,384)
Prepaid expenses and other current assets	(2,587)	(5,387)
Other assets	(7)	(874)
Accounts payable	38,173	7,555
Accrued expenses, interest and other current liabilities	26,664	12,107
Income taxes payable	(35,674)	(2,941)
Deferred rent liabilities	26,569	10,705
Other liabilities	1,400	2,545
Total adjustments	(5,884)	(42,891)
Net cash provided by (used in) operating activities	36,845	(24,230)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(101,472)	(50,684)
Acquisition of Disney Stores, net of acquired cash	—	2,240
Purchase of investments	(854,877)	(52,515)
Sale of investments	841,562	52,515
Other investing activities	(38)	(953)
Net cash used in investing activities	(114,825)	(49,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	27,161	11,864
Excess tax benefit for stock option exercises	11,001	—
Borrowings under revolving credit facility	184,292	425,572
Repayments under revolving credit facility	(184,292)	(407,541)
Net cash provided by financing activities	38,162	29,895
Effect of exchange rate changes on cash	437	964
Net decrease in cash and cash equivalents	(39,381)	(42,768)
Cash and cash equivalents, beginning of period	173,323	165,196
Cash and cash equivalents, end of period	$133,942	$122,428

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands)

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005(1) (As restated)
OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest	$521	$496
Cash paid during the period for income taxes	67,386	22,902
Accrued purchases of property and equipment, lease acquisition and software costs	3,838	(494)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) and restatements (as described in Note 2—Restatement of Consolidated Financial Statements) necessary to present fairly the Company’s consolidated financial position as of October 28, 2006, the results of its consolidated operations for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively, and its consolidated cash flows for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended October 28, 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheets at January 28, 2006 (“fiscal 2005”) and October 29, 2005 have been taken from the condensed consolidated financial statements as of that date, as restated (as described in Note 2—Restatement of Consolidated Financial Statements). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended February 3, 2007 (“fiscal 2006”), which are contained in the Company’s fiscal 2006 Annual Report on Form 10-K which is being filed with the SEC concurrently with this Quarterly Report on Form 10-Q.

2.                 RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As a result of an investigation into its stock option granting process, the Company is restating its prior financial statements to reflect additional stock-based compensation expense relating to stock option grants made in each year during the period from the fiscal year ended January 31, 1998 (“fiscal 1997”) through the first quarter of fiscal 2006. The Company also is restating its financial statements for all periods beginning with the fiscal year ended February 2, 2002 (“fiscal 2001”) through the first quarter of fiscal 2006 to reflect the correction of other errors. This Quarterly Report on Form 10-Q reflects the restatement of the Company’s consolidated balance sheet as of January 28, 2006 and October 29, 2005 and its consolidated statements of income and cash flows for the thirteen and thirty-nine weeks ended October 29, 2005 to reflect additional stock-based compensation expense relating to stock option grants and to correct other errors unrelated to stock option grants.

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

2.             Documentation Sent to Third Parties and the Compensation Committee Members—If acceptable evidence was not identified in the Board minutes or offer and promotion letters, the Company determined that the earliest date on which a list of option recipients and number of options to each recipient was disseminated outside the Company established the finality of the grant. The Company has identified the following sources of documentation sent outside the Company as establishing the date on which the terms of an option became final: (i) Forms 3 and 4 filed with the SEC (ii) archive data obtained from the Company’s outside stock option plan administrator (“Stock Option Administrator”) with the list of option recipients and number of options evidencing the terms of option grants that was provided by the Company and the date when the Stock Option Administrator was so advised of the grant, and (iii) Legal Department Memoranda requesting unanimous written consent (“UWC”) approval with an attached UWC documenting with finality (either in the body of the UWC or as a referenced attachment) the option recipients, number of shares subject to each grant and the exercise price (as well as the “as of” grant date) which, in accordance with the Company’s option granting process, would not have been prepared if the related list of option recipients was not final and approved by the former CEO.

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

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table reconciles as reported net income to as restated net income and retained earnings (in thousands):

	Net Income
	Thirteen weeks ended October 29, 2005	Thirty-nine weeks ended October 29, 2005	Retained Earnings as of January 29, 2005
As previously reported	$28,993	$19,880	$181,874
Increase (decrease) to net income and retained earnings
Stock based compensation expense(1)	(485)	(1,870)	(6,754)
Payroll withholding expense and penalties related to stock options	(176)	(1,118)	(807)
Other stock option related expenses	(24)	601	—
Total additional stock option related expense	(685)	(2,387)	(7,561)

Other adjustments(2)	267	610	3,323
Income tax benefit related to stock option related expenses	274	947	2,159
Income tax benefit (provision) related to other adjustments	(111)	(389)	(1,186)
Total	(255)	(1,219)	(3,265)
As restated	$28,738	$18,661	$178,609

(1)          Prior to the adoption of SFAS 123(R), the only stock-based compensation expense previously recorded by the Company was approximately $1.7 million (as restated), in the fourth quarter of fiscal 2005 related to the acceleration of the vesting of certain options and approximately $0.3 million in the first quarter of fiscal 2005 for the acceleration of the vesting of options related to a terminated employee.

(2)          Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

The following table details the components of the beginning retained earnings adjustment as of January 29, 2005 (in thousands):

	Stock Option Related Adjustments(1)			Other Adjustments(2)
Period Ended	Expense (Increase)	Tax Benefit	Net Stock Option Related Adjustments	Expense (Increase) Decrease	Tax Benefit (Provision)	Net Other Adjustments	Total After Tax Adjustment

January 30, 1999 (fiscal 1998)	$(59)	$19	$(40)	$—	$—	$—	$(40)
January 29, 2000 (fiscal 1999)	(211)	81	(130)	—	—	—	(130)
February 3, 2001 (fiscal 2000)	(386)	131	(255)	—	—	—	(255)
February 2, 2002 (fiscal 2001)	(915)	295	(620)	240	(98)	142	(478)
February 1, 2003 (fiscal 2002)	(972)	375	(597)	772	(311)	461	(136)
January 31, 2004 (fiscal 2003)	(1,632)	486	(1,146)	1,722	(695)	1,027	(119)
January 29, 2005 (fiscal 2004)	(3,386)	772	(2,614)	589	(82)	507	(2,107)
Cumulative effect at January 29, 2005	(7,561)	2,159	(5,402)	3,323	(1,186)	2,137	(3,265)

Fiscal year 2005:
April 30, 2005 (Q1)	(241)	153	(88)	791	(459)	332	244
July 30, 2005 (Q2)	(1,461)	520	(941)	(448)	181	(267)	(1,208)
October 29, 2005 (Q3)	(685)	274	(411)	267	(111)	156	(255)
Cumulative effect at October 29, 2005	(9,948)	3,106	(6,842)	3,933	(1,575)	2,358	(4,484)

January 28, 2006 (Q4)	(6,540)	3,009	(3,531)	(1,463)	607	(856)	(4,387)
Cumulative effect at January 28, 2006	$(16,488)	$6,115	$(10,373)	$2,470	$(968)	$1,502	$(8,871)

April 29, 2006 (Q1 fiscal 2006)	$(1,331)	$544	$(787)	$327	$(161)	$166	$(621)

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

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table reconciles the consolidated balance sheet previously reported to the restated amounts as of October 29, 2005 (in thousands):

	October 29, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$122,428	$—	$—	$122,428
Accounts receivable	26,702	—	113	26,815
Inventories	261,160	—	(1,078)	260,082
Prepaid expenses and other current assets	51,217	—	1,352	52,569
Deferred income taxes	3,593	—	(543)	3,050
Total current assets	465,100	—	(156)	464,944

Long term assets:
Property and equipment, net	216,505	—	—	216,505
Deferred income taxes	18,991	1,459	(1,059)	19,391
Other assets	3,368	—	—	3,368
Total assets	$703,964	$1,459	$(1,215)	$704,208

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES:
Current liabilities:
Revolving loan	$55,299	$—	$—	$55,299
Accounts payable	87,282	—	(1,371)	85,911
Taxes payable	9,477	—	888	10,365
Accrued expenses and other current liabilities	89,349	1,624	(2,175)	88,798
Total current liabilities	241,407	1,624	(2,658)	240,373
Deferred rent liabilities	101,757	—	—	101,757
Deferred royalties	19,530	—	—	19,530
Other long term liabilities	2,976	—	—	2,976
Total liabilities	365,670	1,624	(2,658)	364,636

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value	2,775	—	—	2,775
Preferred stock, $1.00 par value	—	—	—	—
Additional paid-in capital	126,850	6,677	—	133,527
Accumulated other comprehensive income	6,915	—	(915)	6,000
Retained earnings	201,754	(6,842)	2,358	197,270
Total stockholders’ equity	338,294	(165)	1,443	339,572
Total liabilities and stockholders’ equity	$703,964	$1,459	$(1,215)	$704,208

(1)   Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years and inventory adjustments.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Consolidated Statements of Income Impact

The following table reconciles the consolidated statement of income previously reported to the restated amounts for the thirteen weeks ended October 29, 2005 (in thousands):

	Thirteen Weeks Ended October 29, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Net sales	$441,051	$—	$—	$441,051
Cost of sales (exclusive of depreciation shown separately below)	255,883	103	(355)	255,631
Gross profit	185,168	(103)	355	185,420
Selling, general and administrative expenses	129,711	582	88	130,381
Asset impairment charges	15	—	—	15
Depreciation and amortization	13,006	—	—	13,006
Operating income	42,436	(685)	267	42,018
Interest income (expense), net	(139)	—	—	(139)
Income before income taxes and extraordinary gain	42,297	(685)	267	41,879
Provision for income taxes	14,969	(274)	111	14,806
Income before extraordinary gain	27,328	(411)	156	27,073
Extraordinary gain, net of taxes	1,665	—	—	1,665
Net income	$28,993	$(411)	$156	$28,738
Basic net income per common share before extraordinary gain (2)	$0.99	$(0.01)	$0.01	$0.98
Extraordinary gain, net of taxes	0.06	—	—	0.06
Basic net income per common share (2)	$1.05	$(0.01)	$0.01	$1.04
Basic weighted average common shares outstanding	27,740			27,740
Diluted net income per common share before extraordinary gain	$0.95	$(0.01)	$0.01	$0.95
Extraordinary gain, net of taxes	0.06	—	—	0.06
Diluted net income per common share	$1.01	$(0.01)	$0.01	$1.01
Diluted weighted average common shares and common share equivalents outstanding	28,736	(160)		28,576

(1)   Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

(2)   Basic earnings per share may not add due to rounding.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table reconciles the consolidated statement of income previously reported to the restated amounts for the thirty-nine weeks ended October 29, 2005 (in thousands):

	Thirty-Nine Weeks Ended October 29, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Net sales	$1,129,018	$—	$—	$1,129,018
Cost of sales (exclusive of depreciation shown separately below)	703,245	467	(849)	702,863
Gross profit	425,773	(467)	849	426,155
Selling, general and administrative expenses	360,798	1,920	239	362,957
Asset impairment charges	244	—	—	244
Depreciation and amortization	37,626	—	—	37,626
Operating income	27,105	(2,387)	610	25,328
Interest income (expense), net	291	—	—	291
Income before income taxes and extraordinary gain	27,396	(2,387)	610	25,619
Provision for income taxes	9,181	(947)	389	8,623
Income before extraordinary gain	18,215	(1,440)	221	16,996
Extraordinary gain, net of taxes	1,665	—	—	1,665
Net income	$19,880	$(1,440)	$221	$18,661
Basic net income per common share before extraordinary gain	$0.66	$(0.05)	$0.01	$0.62
Extraordinary gain, net of taxes	0.06	—	—	0.06
Basic net income per common share	0.72	(0.05)	0.01	0.68
Basic weighted average common shares outstanding	27,602			27,602
Diluted net income per common share before extraordinary gain	$0.63	$(0.05)	$0.01	$0.59
Extraordinary gain, net of taxes	0.06	—	—	0.06
Diluted net income per common share	$0.69	$(0.05)	$0.01	$0.65
Diluted weighted average common shares and common share equivalents outstanding	28,794	(200)		28,594

(1)   Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Consolidated Statements of Cash Flows Impact

The following table reconciles the operating section of the consolidated statement of cash flows previously reported to the restated amounts for the thirty-nine weeks ended October 29, 2005 (in thousands):

	Thirty-Nine Weeks Ended October 29, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,880	$(1,440)	$221	$18,661
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	37,626	—	—	37,626
Extraordinary gain	(2,774)	—	—	(2,774)
Deferred financing fee amortization	275	—	—	275
Amortization of lease buyouts	130	—	—	130
Loss on disposals of property and equipment	13	—	—	13
Asset impairment charges	244	—	—	244
Stock based compensation	—	1,870	—	1,870
Deferred taxes	(2,343)	(947)	337	(2,953)
Deferred royalty, net	12,428	—	—	12,428
Deferred rent expense and lease incentives	(5,995)	—	(651)	(6,646)
Changes in operating assets and liabilities:
Accounts receivable	(1,814)	—	—	(1,814)
Inventories	(98,585)	—	969	(97,616)
Prepaid income taxes	(7,384)	—	—	(7,384)
Prepaid expenses and other current assets	(5,675)	—	288	(5,387)
Other assets	(874)	—	—	(874)
Accounts payable	8,610	—	(1,055)	7,555
Income taxes payable	(2,992)	—	51	(2,941)
Accrued expenses, interest and other current liabilities	11,250	517	340	12,107
Deferred rent liabilities	11,205	—	(500)	10,705
Other liabilities	2,545	—	—	2,545
Total adjustments	(44,110)	1,440	(221)	(42,891)
Net cash (used in) operating activities	(24,230)	—	—	(24,230)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(50,684)	—	—	(50,684)
Acquisition of Disney Stores, net of acquired cash	2,240			2,240
Purchase of investments	(52,515)	—	—	(52,515)
Sale of investments	52,515	—	—	52,515
Other investing activities	(953)	—	—	(953)
Net cash used in investing activities	(49,397)	—	—	(49,397)

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Thirty-Nine Weeks Ended October 29, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	11,864	—	—	11,864
Excess tax benefit for stock option exercises	—	—	—	—
Borrowings under revolving credit facility	425,572	—	—	425,572
Repayments under revolving credit facility	(407,541)	—	—	(407,541)
Net cash provided by (used in) financing activities	29,895	—	—	29,895
Effect of exchange rate changes on cash	964	—	—	964
Net decrease in cash and cash equivalents	(42,768)	—	—	(42,768)
Cash and cash equivalents, beginning of period	165,196	—	—	165,196
Cash and cash equivalents, end of period	$122,428	$—	$—	$122,428

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

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables summarize the Company’s equity and other stock-based compensation expense for the thirteen and thirty-nine weeks ended October 28, 2006, which was determined in accordance with SFAS 123(R), and the thirteen and thirty-nine weeks ended October 29, 2005, which was determined in accordance with APB 25:

	Thirteen Weeks Ended October 28, 2006
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$360	$360
Performance share expense(1)	—	—	—
Stock compensation expense related to the issuance of liability awards(2)	—	51	51
Expense related to the modification of previously issued stock options(i.e. tolling)(3)	—	293	293
Tolled stock options accounted for as liability awards and related fair market value adjustments(3)	890	375	1,265
Total stock-based compensation expense	$890	$1,079	$1,969

	Thirty-Nine Weeks Ended October 28, 2006
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$1,589	$1,589
Performance share expense(1)	—	—	—
Stock compensation expense related to the issuance of liability awards(2)	—	51	51
Expense related to the modification of previously issued stock options(i.e. tolling)(3)	—	293	293
Tolled stock options accounted for as liability awards and related fair market value adjustments(3)	890	375	1,265
Total stock-based compensation expense	$890	$2,308	$3,198

(1)   The Company determined that it is not probable that the Minimum Performance Target (as defined below) will be met.  Accordingly, the Company has not recognized compensation expense related to Performance Awards.

(2)   Compensation expense for awards of restricted stock and stock options promised for which the Company has not completed the granting process due to the suspension of equity award grants.

(3)   Terminated employees have 90 days from date of termination to exercise their vested options. Due to the suspension of stock option exercises, the Company modified options held by terminated employees to extend their expiration dates until after the date the suspension is lifted (i.e., tolled stock options). After the suspension is lifted, terminated employees will have the same number of days to exercise their options as if the suspension had not occurred. Options that were tolled after the Company suspended option activity on September 14, 2006 were accounted for as liability awards because the option holders were no longer employees at the time of the modification. Options that were tolled after September 14, 2006 were accounted for as equity awards because their options were tolled in conjunction with their termination.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Thirteen Weeks Ended October 29, 2005
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock compensation expense related to revised measurement dates	$90	$395	$485

	Thirty-Nine Weeks Ended October 29, 2005
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock compensation expense related to revised measurement dates	$359	$1,511	$1,870

The Company recognized a tax benefit related to equity compensation expense of approximately $0.8 million and $1.3 million for the thirteen and thirty-nine weeks ended October 28, 2006, respectively.  The Company recognized a tax benefit related to equity compensation expense of approximately $0.2 million and $0.9 million for the thirteen and thirty-nine weeks ended October 29, 2005, respectively.

Stock Option Plans

As a result of the adoption of SFAS 123(R), the Company recognized approximately $0.4 million and $1.6 million in equity compensation expense during the thirteen and thirty-nine weeks ended October 28, 2006, respectively, related to stock options granted under the Plans. Accordingly, during the thirteen and thirty-nine weeks ended October 28, 2006, net income was reduced by approximately $0.2 million and $1.0 million, respectively, and basic and diluted net income per common share was reduced by approximately $0.01 and $0.03 per share, respectively.

SFAS 123(R) also requires disclosure of pro forma financial information for periods prior to adoption. The following table sets forth the effects on net income and earnings per share as if the fair value accounting method under SFAS 123 had been applied to all outstanding and unvested stock option awards and employee stock purchases in the period ended October 29, 2005 (in thousands, except per share amounts):

	Thirteen Weeks Ended October 29, 2005	Thirty-Nine Weeks Ended October 29, 2005
Net income -
As restated (1)	$28,738	$18,661
Add: Stock-based compensation expense included in restated net income, net of related tax effects	279	989
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,312)	(6,634)
Pro forma net income, as restated	$26,705	$13,016
Earnings per share -
Basic—as restated	$1.04	$0.68
Basic—pro forma	0.96	0.47
Diluted—as restated	1.01	0.65
Diluted—pro forma	$0.93	$0.46

(1)   See Note 2—Restatement of Consolidated Financial Statements in the accompanying Notes to Condensed Consolidated Financial Statements

Pro forma income per common share excludes the effect of approximately 200,000 and 67,000 stock options for the thirteen and thirty-nine weeks ended October 29, 2005, respectively, which would have been antidilutive as a result of the impact of unamortized stock-based compensation expense determined under fair value-based methods.

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

The fair value of issued stock options has been estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

	October 28, 2006	October 29, 2005
Dividend yield	0%	0%
Volatility factor(1)	41.4%	44.9%
Weighted average risk-free interest rate(2)	4.35%	3.90%
Expected life of options(3)	4.8 years	4.8 years
Weighted average fair value on grant date	$19.37 per share	$21.28 per share

(1)   Expected volatility is based on a 50:50 blend of the historical and implied volatility with a two-year look back on the date of each grant.

(2)   The risk-free interest rate is based on the risk-free rate corresponding to the grant date and expected term.

(3)   The expected option life used in the Black-Scholes calculation is based on a Monte Carlo simulation incorporating a forward-looking stock price model and a historical model of employee exercise and post-vest forfeiture behavior.

Changes in the Company’s stock options for the thirty-nine weeks ended October 28, 2006 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding, beginning of fiscal year	3,494	$28.34
Granted(1)	3	46.24
Exercised(2)	(1,117)	23.77
Forfeited	(58)	36.01
Options outstanding, end of quarter	2,322	$30.36	7.0	$85,593
Options exercisable, end of quarter	2,090	$30.30	7.0	$81,972

(1)               The weighted average fair value of options granted was $19.37.

(2)               The aggregate intrinsic value of exercised stock options was approximately $37.0 million.

Changes in the Company’s unvested stock options for the thirty-nine weeks ended October 28, 2006 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested options, beginning of fiscal year	390	$16.69
Granted	3	19.37
Vested	(111)	16.53
Forfeited	(50)	22.13
Unvested options, end of quarter	232	$15.63

Total unrecognized equity compensation expense related to unvested stock options approximated $2.5 million as of October 29, 2006, which will be recognized over a weighted average period of approximately 2.1 years. During the thirty-nine weeks ended October 28, 2006, the Company accelerated 10,000 options. The equity compensation expense associated with this acceleration approximated $0.2 million.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Prior to the adoption of SFAS 123(R), the Company presented the tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Non-qualified Stock Option.” SFAS 123(R) now requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow. During the thirty-nine weeks ended October 28, 2006, cash provided by financing activities included approximately $11.0 million related to excess tax benefits from the Company’s equity compensation plans.

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

Changes in the Company’s unvested Performance Awards for the thirteen and thirty-nine weeks ended October 28, 2006 were as follows:

	Thirteen Weeks Ended October 28, 2006		Thirty-Nine Weeks Ended October 28, 2006
	Number of Performance Awards	Weighted Average Grant Date Fair Value	Number of Performance Awards	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Unvested Performance Awards, beginning of period	512	$45.18	—	$—
Granted	55	59.78	567	46.60
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested Performance Awards, end of period	567	$46.60	567	$46.60

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

Due to the royalty holiday discussed above, there were no royalty amounts due or paid under the License Agreement during the thirty-nine weeks ended October 28, 2006 and the thirty-nine weeks ended October 29, 2005. During the thirteen and thirty-nine weeks ended October 28, 2006, the Company recorded $6.4 and $15.6 million, respectively, for royalty expense, as compared to $4.9 million and $12.4 million during the thirteen and thirty-nine weeks ended October 29, 2005, respectively. The Company had an accrued liability on its balance sheet of $42.8 million as of October 28, 2006 and $19.5 million as of October 29, 2005.

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

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In the normal course of business, Hoop has reimbursed the Company for intercompany services but has not paid any dividends or made other distributions. Under the License Agreement, Hoop may not incur indebtedness or guarantee indebtedness without written approval from Disney, except in permitted circumstances as outlined by the License Agreement. The License Agreement provides that trade letters of credit to fund inventory purchases are permitted without limitation; borrowings under all term and revolving loans are limited to $35.0 million, with a maximum of $7.5 million for term loan borrowings; and the aggregate amount outstanding under all term and revolving loans must be reduced to $10.0 million or less at least once annually.

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

During fiscal 2006, the Company suspended the store renovation program because of dissatisfaction with the “Mickey” store prototype. As of October 28, 2006, the Company had remodeled a total of 44 Disney Stores since the 2004 acquisition. Pursuant to provisions of the License Agreement, as amended in 2006, relating to required remodeling following lease renewals and required remodeling stores at least once every 12 years, the Company was required to remodel a total of approximately 137 stores by October 28, 2006. As of October 28, 2006, the Company had remodeled 32 of these required stores, with the result that 105 of the store remodels required by that date under the terms of the License Agreement had not been completed by that date. The remaining 12 store remodels the Company had completed were not required pursuant to the provisions of the License Agreement.

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

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.       NET INCOME PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share”, the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net income	$41,528	$28,738	$42,729	$18,661

Basic shares	29,074	27,740	28,739	27,602
Dilutive effect of stock options	987	836	1,101	992
Dilutive shares	30,061	28,576	29,840	28,594

Anti-dilutive options	28	200	23	67

6.       COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net income	$41,528	$28,738	$42,729	$18,661
Translation adjustments, net of taxes	564	1,339	1,059	1,629
Comprehensive income	$42,092	$30,077	$43,788	$20,290

7.       INVESTMENTS

Investments are classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s short-term investments are principally composed of Auction Rate Securities (“ARS”) and Variable Rate Demand Notes (“VRDN”). The Company had short-term investments in VRDN of approximately $13.3 million, $0.0 million and $0.0 million as of October 28, 2006, January 28, 2006 and October 29, 2005, respectively. ARS and VRDN are classified as available-for-sale and are stated at fair value. Interest rates reset periodically and the investments typically are settled within 35 days. As a result, there are no cumulative gross unrealized holding gains or losses related to these securities. All income from these investments is recorded as interest income.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.               PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	October 28, 2006	January 28, 2006	October 29, 2005
		(As restated)	(As restated)
Property and equipment:
Leasehold improvements	$313,465	$259,789	$241,589
Store fixtures and equipment	219,512	186,683	171,315
Capitalized software	42,662	34,949	29,004
Construction in progress	30,667	20,809	13,323
	606,306	502,230	455,231
Less accumulated depreciation and amortization	(294,881)	(253,602)	(238,726)
Property and equipment, net	$311,425	$248,628	$216,505

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

Advances under the 2004 Amended Loan Agreement were secured by a first priority security interest in substantially all the assets of the Company and its subsidiaries, other than assets in Canada and Puerto Rico and assets owned by the Company’s subsidiaries that were formed in connection with the acquisition of the DSNA Business. Amounts outstanding under the 2004 Amended Loan Agreement bore interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR rate plus a pre-determined margin. The LIBOR margin was 1.50% to 3.00%. The unused line fee under the 2004 Amended Loan Agreement was 0.38%.

The Company had outstanding borrowings under the 2004 Amended Loan Agreement $0.0 million, $0.0 million and $55.3 million as of October 28, 2006, January 28, 2006 and October 29, 2005, respectively, and as of October 28, 2006, had letters of credit outstanding of $50.7 million. During the thirty-nine weeks ended October 28, 2006, various letters of credit were issued pursuant to the 2004 Amended Loan Agreement, but there were no borrowings other than letters of credit that cleared after business hours. The average loan balance during the thirty-nine weeks ended October 28, 2006 was approximately $0.7 million and the average interest rate was 8.00%. The maximum outstanding letters of credit were $74.0 million during the thirty-nine weeks ended October 28, 2006. Availability under the 2004 Amended Loan Agreement as of October 28, 2006 was $79.0 million.

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

Primarily as a result of the Company’s restatement and the delay in completing its financial statements caused by the stock option investigation, the Company was not in compliance with the financial reporting covenants under the 2004 Amended Loan Agreement as of October 28, 2006. However, the Company obtained waivers from its lenders for such noncompliance. There were no fees associated with obtaining these waivers during fiscal 2006.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Refer to Note 16—Subsequent Events for information related to the Company’s June 2007 and November 2007 amendments and restatement of the 2004 Amended Loan Agreement.

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

There were no borrowings under the Hoop Loan Agreement as of October 28, 2006. During the thirty-nine weeks ended October 28, 2006, various letters of credit were issued pursuant to the Hoop Loan Agreement, but there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours. The average balance during the thirty-nine weeks ended October 28, 2006 was approximately $0.4 million and the average interest rate was 8.3%. The maximum outstanding letters of credit were $34.0 million during the thirty-nine weeks ended October 28, 2006. Letters of credit outstanding as of October 28, 2006 were $30.8 million and availability as of October 28, 2006 was $53.8 million. The interest rate charged under the Hoop Loan Agreement was 8.5% as of October 28, 2006.

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

Primarily as a result of the delay in completion of the Company’s financial statements caused by the stock option investigation and its discussions with Disney regarding breaches of the License Agreement, the Company was not in compliance as of October 28, 2006 or thereafter with the financial reporting covenants under the Hoop Loan Agreement or the provision requiring Hoop to comply with the License Agreement. However, the Company obtained waivers from its lenders for such noncompliance. There were no fees associated with obtaining these waivers during fiscal 2006.

Refer to Note 16—Subsequent Events for information related to the Company’s June 2007 and August 2007 amendments and restatement of the Hoop Loan Agreement.

Letter of Credit Fees

Letter of credit fees approximated $0.6 million and $0.7 million in the thirty-nine week periods ended October 28, 2006 and October 29, 2005, respectively. Letter of credit fees are included in cost of sales.

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

The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 28, 2006 was 36.8% and 37.6%, respectively. The Company’s effective tax rate during the thirty-nine weeks ended October 28, 2006 was impacted by an additional provision of approximately $0.6 million, resulting primarily from tax law changes in certain states.

As of October 28, 2006, the Company has not made a U.S. tax provision on approximately $51.7 million of unremitted earnings of its foreign subsidiaries. The Company intends to reinvest these earnings overseas to fund expansion in Canada and other foreign markets. Accordingly, the Company has not provided any provision for income tax in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.  INTEREST INCOME (EXPENSE), NET

The following table presents the components of the Company’s interest income (expense), net (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Interest income	$550	$186	$1,344	$448
Tax-exempt income	384	362	1,902	1,339
Total interest income	934	548	3,246	1,787

Less:
Interest expense — credit facilities	29	426	63	639
Unused line fee	125	119	366	349
Amortization of deferred financing fees	89	95	264	275
Other fees	21	47	210	233
Interest income (expense), net	$670	$(139)	$2,343	$291

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

The following tables provide segment level financial information for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005 (dollars in millions):

	Thirteen Weeks Ended October 28, 2006
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$397.2	$153.2	$—	$550.4
Operating profit (loss)	79.9	11.4	(26.3)	65.0
Operating profit (loss) as a percent of net sales	20.1%	7.4%	N/A	11.8%

	Thirteen Weeks Ended October 29, 2005
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$319.9	$121.2	$—	$441.1
Operating profit (loss)	54.5	2.6	(15.1)	42.0
Operating profit (loss) as a percent of net sales	17.0%	2.1%	N/A	9.5%

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Thirty-Nine Weeks Ended October 28, 2006
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$988.6	$383.9	$—	$1,372.5
Operating profit (loss)	133.7	1.2	(68.8)	66.1
Operating profit (loss) as a percent of net sales	13.5%	0.3%	—%	4.8%

Total assets	637.3	264.2	20.7	922.2
Capital expenditures	55.1	36.4	10.0	101.5

	Thirty-Nine Weeks Ended October 29, 2005
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$815.9	$313.1	$—	$1,129.0
Operating profit (loss)	98.9	(22.0)	(51.6)	25.3
Operating profit (loss) as a percent of net sales	12.1%	(7.0)%	—%	2.2%

Total assets	501.8	191.4	11.0	704.2
Capital expenditures	28.2	16.8	5.7	50.7

15.  RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

During the thirteen weeks and thirty-nine weeks ended October 28, 2006, the Company purchased approximately $0.5 million and $2.5 million, respectively, of footwear from Nina Footwear Corporation as compared to approximately $0.3 million purchased in the thirteen and thirty-nine weeks ended October 29, 2005. Stanley Silverstein, who is a member of the Board and the father-in-law of Ezra Dabah, former CEO, owns Nina Footwear Corporation with his brother.

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

The June Letter Agreement, among other things, suspended the remodel obligations in the License Agreement for the approximately 4.5 year term of the June Letter Agreement and, in lieu of those provisions imposed new obligations on the Company with respect to the renovation and maintenance of numerous stores in the Disney Store chain between fiscal 2007 and fiscal 2011 and, for the stores to be remodeled in fiscal 2007, set forth a detailed timetable for submission of plans and completion dates.

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

During August 2007, the Company and Disney formally amended the License Agreement by executing the Refurbishment Amendment, which incorporated the terms of the June Letter Agreement, as modified by mutual agreement during August, and the aforementioned changes to the License Agreement. The Refurbishment Amendment by its terms superseded the June Letter Agreement and took effect retroactively as of June 6, 2007, the original effective date of the June Letter Agreement. Like the June Letter Agreement, the Refurbishment Amendment states that, if the Company fully complies with its terms, Disney will forbear from exercising any rights or remedies it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the Refurbishment Amendment. However, under the Refurbishment Amendment, if the Company violates any of its provisions, Disney will have the right to terminate its forbearance under the Refurbishment Amendment, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including terminating the Company’s license to operate the Disney Stores based on the occurrence of numerous material breaches and claiming breach fees, as if the Refurbishment Amendment had not been executed. The Refurbishment Amendment also states that, if the Company breaches any of the provisions of the Refurbishment Amendment on three or more occasions and Disney has not previously exercised its right to terminate the Refurbishment Amendment, a payment of $18.0 million to Disney becomes immediately due and payable with respect to the breach fees called for by the License Agreement. If the Company violates any of the provisions of the Refurbishment Amendment on five or more occasions, Disney will have the right to immediately terminate the License Agreement, without any right by the Company to defend, counterclaim, protest or cure. It should be noted that the Refurbishment Amendment addresses only those breaches specifically enumerated therein. Disney continues to retain all its other rights and remedies under the License Agreement with respect to any other breaches.

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

The table above reflects the requirements of the Refurbishment Amendment, under which the Company must complete a maintenance and refresh in approximately 170 Disney Stores (which includes the Mickey retrefits) by June 30, 2008 and then remodel certain of those stores at a later date. However, in the event the Company were to remodel or close any such store prior to when it is due for a maintenance refresh, the Company would no longer be obligated to refresh that store. Accordingly, the Company anticipates that not all of the 170 stores reflected in the table will need to be refreshed, and at the time the Refurbishment Amendment was executed, the Company estimated that 165 stores would be refreshed.

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

The Company was not in compliance with the financial reporting covenants under the 2004 Amended Loan Agreement when it executed the amendment and restatement. However, in the 2007 Amended Loan Agreement the Company received forbearance of these reporting requirements through July 31, 2007 and was subsequently granted a waiver through August 30, 2007, which was extended through January 1, 2008. There were no fees associated with obtaining this waiver through August 30, 2007; however, the Company was required to pay a fee of $102,000 to extend the waiver from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

Amendments to Hoop Loan Agreement

In June 2007, concurrently with the execution of the 2007 Amended Loan Agreement, and in August 2007, the Company entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo and the other lenders under the Hoop Loan Agreement (collectively, the “Amendments to the Hoop Loan Agreement”). The Amendments to the Hoop Loan Agreement reduced the facility maximum to $75 million for borrowings and provide for a $25 million accordion feature that enables the Company to increase the facility to an aggregate amount of $100 million. The accordion feature is available at the Company’s option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. In addition, in the Amendments to the Hoop Loan Agreement the Company extended the termination date of the facility from November 21, 2007 to November 21, 2010 and reduced the interest rates charged on the outstanding borrowings and letters of credit. Amounts outstanding under the Amendments to the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate or, at the domestic Hoop entity’s option, the LIBOR rate plus a pre-determined margin. Depending on the domestic Hoop entity’s level of excess availability, the LIBOR margin has been reduced to 1.50% or 1.75%, commercial letter of credit fees have

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

been reduced to 0.75% or 1.00%, and standby letter of credit fees have been reduced to 1.25% or 1.50%. The unused line fee has been reduced to 0.25%.

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

Legal and Regulatory Matters

Shareholder Derivative Litigation

On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of the Board and certain current and former senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of the Company’s current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Securities Exchange Act of 1934 (“Exchange Act”), and common law, (iv) caused the Company to issue false and misleading public statements and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint seeks money damages, an accounting by the defendants for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The defendants have moved to dismiss the action, and on or about June 15, 2007, the plaintiff filed an amended complaint adding, among other things, a claim for securities fraud under SEC rule 10b-5. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims and will defend itself vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract the Company’s management and directors from the Company’s affairs, the costs and expenses of the litigation could unfavorably affect the Company’s net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

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

The Company has received various determination letters from the Staff of the Nasdaq Global Select Market (“Nasdaq”) stating that because it was not in compliance with Nasdaq listing requirements, its common stock is subject to delisting. Since September 2006 the Company has been in contact with the Nasdaq Listing Qualifications Panel, Nasdaq’s Listing and Hearing Review council, and the Board of Directors of the Nasdaq Stock Market LLC (the “Nasdaq Board”) regarding the Company’s inability to comply with Nasdaq’s listing requirements and when the Company might be able to again become compliant. The last communication the Company received from Nasdaq on this issue was from the Nasdaq board on November 9, 2007 stating that the Company has until January 9, 2008 to file all of the Required Reports in order to regain compliance with Nasdaq’s listing requirements. If the Company has not regained compliance prior to that time, it will need to explain to the Nasdaq Staff the reasons for its inability to do so, in order for the Nasdaq Board to consider whether any further extension is warranted. The Company still

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

needs to file its Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007 before it will have filed all of the Required Reports. There is no assurance that the Company will be able to meet the January 9, 2008 deadline, and if it does not, there is no assurance that the Nasdaq Board will grant the Company additional time to become compliant. If the Company fails to come into compliance by January 9, 2008, or any extended deadline approved by Nasdaq, it is anticipated that the Company’s shares will be delisted from Nasdaq.

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

The outcome of these matters is uncertain; while we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of these litigations. The litigations could distract our management and directors from the Company’s affairs, the costs and expenses of the litigations could unfavorably affect our net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

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

On November 20, 2007, in connection with his election as Interim CEO, the Company entered into an employment agreement term sheet (the “Term Sheet”) with Mr. Crovitz outlining the compensatory arrangements that he shall receive for serving as Interim CEO. The Term Sheet provides that Mr. Crovitz will serve as Interim CEO commencing as of October 1, 2007 until the earlier of (i) the end of fiscal 2008 or (ii) the selection and

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

commencement of service of a permanent CEO. Pursuant to the Term Sheet, Mr. Crovitz shall receive an annual salary of $1.0 million, payable in accordance with the Company’s normal payroll practices. The Term Sheet also provides for Mr. Crovitz’s continued employment as a consultant for two months following the commencement of service of a permanent CEO to assist in transitioning his responsibilities.

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

RECENT DEVELOPMENTS

Changes in Senior Management

On September 24, 2007, Mr. Ezra Dabah, CEO, resigned from the Company effective immediately. Upon his resignation, Mr. Charles Crovitz, a member of our Board, assumed the responsibilities of CEO on an interim basis. We estimate that we will record approximately 4.0 million in the third quarter of fiscal 2007 in severance and related expenses.

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

The other case involved two instances where the Company’s former CEO, Ezra Dabah, did not comply with the Company’s internal policies related to internal securities transaction reporting and approval. In one instance, Mr. Dabah did not report to the Company an immaterial increase in his wife’s ownership of company shares as a result of a trust distribution. In the second, on two occasions, he pledged shares of Company stock pursuant to a customary margin account during a “black-out period” when the Company’s policies required prior approval of the Board for such pledges. The Board concluded that these actions violated the Company’s Code of Business Conduct, but that they were not done with the intent of knowingly violating the Company’s policies or in order to obtain an improper personal benefit by doing so and did not result in his obtaining an improper personal benefit or result in any liability exposure to the Company. The Audit Committee also determined that the pledges at issue would be considered valid and would be permitted. The Board imposed significant sanctions for committing the violations, including imposing new requirements on transactions involving the Company’s securities by the former CEO and requiring that he reimburse the Company approximately $36,600 for its out-of-pocket costs in investigating the violations.

The Company is instituting additional expense reimbursement procedures and additional training in the requirements of the Company’s Code of Business Conduct and related policies and procedures to help ensure against future similar violations.

The Company has completed its investigations of the Company’s policies and procedures and no other internal investigations are underway.

License Agreement with Disney

In connection with our acquisition of the DSNA Business in 2004, Hoop entered into a License Agreement with an affiliate of Disney under which our subsidiaries have the right to use certain Disney intellectual property to operate the Disney Store retail chain in exchange for ongoing royalty payments. The agreement allows our subsidiaries to operate retail stores in the United States and Canada using the “Disney Store” name and to contract, manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future. In accordance with the License Agreement, following a two year royalty abatement, our subsidiaries began making royalty payments to Disney in November 2006 equal to 5% of net sales from physical Disney Store locations, subject to an additional royalty holiday period with respect to the Non-Core Stores. The initial term of the License Agreement continues through January 2020, unless terminated sooner in accordance with the License Agreement, and if certain financial performance and other conditions are satisfied, the term of the License Agreement may be extended at our option for up to three additional ten-year terms.

In connection with our acquisition of the DSNA Business, we also entered into a Guaranty and Commitment dated as of November 21, 2004, in favor of Hoop and Disney. As required by the Guaranty and Commitment, we invested $50 million in Hoop concurrently with the consummation of the acquisition, and we agreed to invest up to an additional $50 million from time to time to enable Hoop to comply with their obligations under the License Agreement and otherwise fund the operations of Hoop. The Guaranty and Commitment provides that our $50 million additional commitment is subject to increase if certain distributions are made by Hoop to The Children’s Place. To date, we have not invested any portion of the additional $50 million in Hoop. We also agreed in the Guaranty and Commitment to guarantee the payment and performance by Hoop of its royalty payment and other obligations to Disney under the License Agreement, subject to a maximum guaranty liability of $25 million, plus expenses.

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

Following discussions with Disney, in June 2007, we entered into a June Letter Agreement with Disney which modified and superseded certain provisions of the License Agreement, including the remodeling requirements, through fiscal 2011 and created additional obligations for us and the Hoop Entities with respect to the remodeling of

Disney Stores. The June Letter Agreement was entered into to address Disney’s assertion that through the date of the June Letter Agreement we had committed 120 material breaches of the License Agreement. The June Letter Agreement stated that if we fully comply with its terms, Disney would forbear from exercising any rights or remedies that it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the June Letter Agreement. However, if we were to violate any of the provisions of the June Letter Agreement, Disney would have the right to terminate its forbearance under the June Letter Agreement, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including terminating our license to operate the Disney Stores based on the occurrence of numerous material breaches and claiming breach fees, as if the June Letter Agreement had not been executed. The June Letter Agreement also stated that, if we were to breach any of its provisions on three or more occasions and Disney had not previously exercised its right to terminate the June Letter Agreement, a payment of $18.0 million to Disney would become immediately due and payable with respect to the breach fees called for by the License Agreement. If we were to violate any of the provisions of the June Letter Agreement on five or more occasions, Disney would have the right to terminate the License Agreement, without any right on our part to defend, counterclaim, protest or cure. The June Letter Agreement stated that its terms would take effect immediately but that the parties anticipated the June Letter Agreement would later be replaced by a formal amendment to the License Agreement incorporating the terms of the June Letter Agreement.

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

Like the June Letter Agreement, the Refurbishment Amendment states that, if we fully comply with its terms, Disney will forbear from exercising any rights or remedies that it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the Refurbishment Amendment. However, under the terms of the Refurbishment Amendment, if we violate any of its provisions, Disney will have the right to terminate its forbearance under the Refurbishment Amendment, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including possibly terminating our license to operate the Disney Stores based on the occurrence of numerous material breaches and claiming breach fees, as if the Refurbishment Amendment had not been executed. The Refurbishment Amendment also states that, if we breach any of the provisions of the Refurbishment Amendment on three or more occasions and Disney has not previously exercised its right to terminate the Refurbishment Amendment, a payment of $18.0 million to Disney becomes immediately due and payable with respect to the breach fees called for by the License Agreement. If we violate any of the provisions of the Refurbishment Amendment on five or more occasions, Disney will have the right to terminate the License Agreement, without any right on our part to defend, counterclaim, protest or cure. The Refurbishment Amendment addresses only those breaches specifically enumerated therein. Disney continues to retain all its other rights and remedies under the License Agreement with respect to any other breaches.

We believe that we will be able to perform our obligations under the Refurbishment Amendment as and when required. However, because our ability to meet these obligations will depend on numerous factors, some of which are beyond our control, there can be no assurance that we will be able to fully comply. Like the June Letter Agreement, the Refurbishment Amendment does not excuse us from compliance with these requirements should there be events or developments beyond our control, such as contractor delays, delays in landlord or regulatory approval, delays in receiving required approvals from Disney, natural disasters or acts of war or terrorism. Our diligent efforts may not be adequate to enable us to comply with every requirement or meet every deadline imposed on us under the Refurbishment Amendment. In the event we are unable to comply with any of our obligations when required, we would be in breach of our agreements with Disney, entitling Disney to exercise its remedies under the Refurbishment Amendment and the License Agreement. In the event such breaches occur, there can be no assurance that we will be able to obtain waivers or other relief from Disney, if needed, to avoid the $18.0 million payment to Disney and prevent a termination of the Refurbishment Amendment or the License Agreement. In addition, any breach by us of our agreements with Disney would constitute a cross-default under the secured loan agreement for the Disney Store chain, entitling the lenders to exercise their contractual remedies. There can be no assurance that we will be able to obtain waivers, if needed, from our lenders in the event of any future breaches of the Refurbishment Amendment or the License Agreement.

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

Asset Impairment Charges

During fiscal 2006, we recorded asset impairment charges of $17.1 million, or 0.8% of net sales, as compared to $0.2 million recorded in fiscal 2005 for one underperforming store. During fiscal 2006, our asset impairment charge was comprised of a $9.6 million charge related to the renovation of 29 Mickey stores and $7.1 million related to our decision not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with our decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website. The remaining $0.4 million related to the write down of leasehold improvements and fixtures in five underperforming The Children’s Place stores. During 2005, we introduced the Mickey store prototype at the Disney Store but we became dissatisfied with the prototype from a brand, design and construction standpoint. The impairment charge for the 29 Mickey stores reflects stores that were unable to generate sufficient cash flow prior to their renovation to cover the carrying value of these long-term assets. We currently have a total of 70 Mickey stores in our store base, of which we plan to renovate 37 and refresh the remainder during fiscal 2007 and fiscal 2008.

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

RESTATEMENT OF FINANCIAL STATEMENTS

Based on the conclusions of an independent investigation into our stock option granting practices by a Special Committee of our Board, we have concluded that incorrect measurement dates for option grants were previously used for financial accounting and reporting purposes on a number of occasions. In addition, we have concluded that an action taken by management in May 2004 relating to the Company’s records concerning the 1997 CEO IPO Grant, without review or approval by the Compensation Committee, should be treated as a new, below market grant in 2004. As a result, we are restating our consolidated balance sheet as of fiscal 2005 and our consolidated statements of income and cash flows for fiscal 2005 to reflect additional stock-based compensation expense relating to stock option grants, as well as to correct other errors unrelated to stock option grants.

The aggregate impact of the stock compensation adjustments on our consolidated statements of income, net of forfeitures of unvested awards and taxes, between fiscal 1998 and the first quarter of fiscal 2006 was a decrease of approximately $11.2 million. The aggregate impact of the other adjustments unrelated to stock options on our consolidated statements of income, net of taxes, between fiscal 2001 and the first quarter of fiscal 2006 was an increase to net income of approximately $1.7 million. Additionally, variable rate demand note balances as of the quarter ended April 29, 2006 have been reclassified from cash to short-term investments, and certain other balance sheet amounts have been reclassified. These reclassifications do not result in any additional charges in any period and do not affect working capital for the affected periods.

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

In general, these grants were subsequently formally approved by a UWC signed by all members of our Board or Compensation Committee.

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

Inadequate Internal Controls

We are undertaking to remediate the material weakness in internal control over financial reporting related to stock option grants found by the Special Committee, as further discussed in Item 4—Controls and Procedures of this Quarterly Report on Form 10-Q. We have continued our suspension of the granting of stock options and the exercise of any options until these improved procedures have been instituted. Furthermore, the suspension of granting and exercise of stock options will continue until the Company becomes current with its SEC filings.

Resolution of Tax Consequences and Corrective Action Related to Discounted Options

Revisions to the measurement dates of stock options often resulted in options with exercise prices below the fair market value of the related shares on the revised measurement date (“discounted options”). Individuals currently holding discounted options may incur an excise tax liability under Section 409A of the Internal Revenue Code. As recommended by the Special Committee, in order to avoid any benefit from the errors made in dating of options to any person involved in the stock option granting process and, also, as part of our efforts to address certain tax considerations associated with outstanding discounted options granted with an exercise price below fair market value, we have taken the following actions:

•                  Our directors (including Mr. Ezra Dabah, our former CEO), our President and our former Chief Administrative Officer agreed to amend all discounted options held by them (other than those described in the next paragraph) to increase the exercise price to the average of the high and low trading price on the date determined by the Company to be the revised measurement date applicable to the option grant to be used for financial reporting purposes. In the few instances where these individuals have exercised options as to which a revised measurement date has been determined by the Company, the individual has returned to the Company the difference between the exercise price and the trading price on the revised measurement date.

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

•                  With respect to all other option grants, we have decided to honor the options as issued, consistent with the Special Committee’s finding of no intentional misconduct on the part of management in the option grant process. Nevertheless, all members of senior management holding outstanding options have agreed to have their outstanding discounted options that vested after 2004 amended to either increase the exercise price to the average of the high and low trading price on the date determined to be the revised measurement date or to limit the exercise period of their options.

In addition, with respect to holders of discounted options that vested after 2004 who are employees at the time, other than members of senior management who have already amended their outstanding discounted options, we plan to offer as soon as practicable the opportunity to exchange their discounted options for options with the same terms except that the exercise price will be changed to the average of the high and low trading price on the revised measurement date. Option holders who agree to such amendment will receive a cash bonus in the amount of the increase in the exercise price.

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

(2)         We have not previously reported stock-based compensation expense in any fiscal year other than fiscal 2005. During fiscal 2005, we recorded approximately $0.3 million related to the modification of stock options for a terminated employee, before taxes of approximately $0.1 million. We also recorded approximately $2.1 million, before taxes of approximately $0.1 million, of stock-based compensation expense related to the acceleration of the vesting of certain options. As part of the restatement process, the stock option acceleration amounts were adjusted to approximately $1.7 million of stock-based compensation expense, before taxes of approximately $0.5 million. Therefore, the restated total stock-based compensation expense for fiscal 2005 is $11.3 million, before taxes of $4.1 million.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our selling, general and administrative expenses decreased approximately 60 basis points to 31.6% of net sales during the thirty-nine weeks ended October 28, 2006 from 32.2% during the thirty-nine weeks ended October 29, 2005. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
		(As restated)		(As restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.0	58.0	60.2	62.2
Gross profit	44.0	42.0	39.8	37.8
Selling, general and administrative expenses	29.1	29.6	31.6	32.2
Asset impairment charges	0.1	—	—	—
Depreciation and amortization	3.0	2.9	3.4	3.3
Operating income	11.8	9.5	4.8	2.2
Interest income, net	0.1	—	0.2	—
Income before income taxes and extraordinary gain	11.9	9.5	5.0	2.2
Provision for income taxes	4.4	3.4	1.9	0.7
Income before extraordinary gain	7.5	6.1	3.1	1.5
Extraordinary gain, net of taxes	—	0.4	—	0.1
Net income	7.5%	6.5%	3.1%	1.6%
Number of stores, end of period	1,182	1,107	1,182	1,107

Table may not add due to rounding.

Thirteen Weeks Ended October 28, 2006 (the “Third Quarter 2006”) Compared to Thirteen Weeks Ended October 29, 2005 (the “Third Quarter 2005”)

Net sales increased by $109.3 million, or 25%, to $550.4 million during the Third Quarter 2006 from $441.1 million during the Third Quarter 2005. Net sales included $397.2 million in net sales from The Children’s Place business, which represented a 24% increase over the $319.9 million in net sales reported in the Third Quarter 2005, and $153.2 million in net sales from the Disney Store business, which represented a 26% increase over the $121.2 million in net sales reported in the Third Quarter 2005. Consolidated comparable store sales increased 14% and contributed $56.9 million of our net sales increase in the Third Quarter 2006. Net sales for our new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $53.6 million. Our closed stores partially offset our consolidated sales increase by approximately $1.2 million. Comparable store sales increased 15% for The Children’s Place business as compared to a 6% comparable store sales increase in the Third Quarter 2005. Disney Stores reported a 12% comparable store sales increase.

During the Third Quarter 2006, we opened 30 The Children’s Place stores and 11 Disney Stores. In addition, we closed one The Children’s Place store.

Our 15% comparable store sales increase for The Children’s Place business was primarily the result of a 10% increase in the number of comparable store sales transactions and a 5% increase in our average dollar transaction size. Our increased dollar transaction size was driven primarily by higher price points. During the Third Quarter

2006, we achieved comparable store sales increases in The Children’s Place business across all geographical regions, departments and store types.

For the Disney Store, our 12% comparable store sales increase was primarily the result of a 6% increase in the number of comparable store sales transactions and a 6% increase in our average dollar transaction size. Our increase in dollar transaction size was primarily driven by an increase in the number of items sold in each transaction and new merchandise that commanded a higher price point. All geographical regions, departments and store types experienced comparable store sales increases.

Gross profit increased by $56.7 million to $242.1 million during the Third Quarter 2006 from $185.4 million during the Third Quarter 2005. As a percentage of net sales, gross profit increased approximately 200 basis points to 44.0% of net sales during the Third Quarter 2006 from 42.0% of net sales during the Third Quarter 2005. The increase in consolidated gross profit, as a percentage of net sales, resulted from the leveraging of occupancy and distribution costs of approximately 180 basis points and a higher initial markup of approximately 150 basis points partially offset by higher markdowns of approximately 140 basis points. Our increase in gross margin as a percentage of net sales was primarily driven by the Disney Stores.  At Disney Store, our gross margin, as a percentage of net sales, was higher in the Third Quarter 2006 than the Third Quarter 2005 due to a higher initial markup, the leveraging of distribution and occupancy costs, partially offset by higher markdowns. At The Children’s Place business, gross margin was slightly higher in the Third Quarter 2006 than the Third Quarter 2005 due primarily to the leveraging of occupancy costs and a higher initial markup, offset partially by higher markdowns.

Selling, general and administrative expenses increased $30.0 million to $160.4 million during the Third Quarter 2006 from $130.4 million during the Third Quarter 2005. As a percentage of net sales, selling, general and administrative expenses decreased approximately 50 basis points to 29.1% during the Third Quarter 2006 from 29.6% in the Third Quarter 2005. The drivers favorably impacting selling, general and administrative expenses during the Third Quarter 2006 were:

•                 Store and administrative payroll and benefits costs increased approximately $10.2 million as compared to the Third Quarter 2005 and were leveraged approximately 110 basis points;

•                 Marketing expenses were favorable approximately 110 basis points due to our decision not to do anniversary television advertising; while we reinvested in other types of marketing, marketing expenses were $1.4 million lower in the Third Quarter 2006 as compared to the Third Quarter 2005; and

•                 Lower remodel costs were approximately $0.9 million, or 20 basis points, lower than the Third Quarter 2005.

These favorable variances were offset primarily by:

•                 Higher bonuses expected to be paid for fiscal 2006 performance, which approximated $5.9 million, or 110 basis points;

•                 Costs of our stock option investigation which approximated $3.7 million, or approximately 70 basis points, including:

•                  Legal, forensic accounting and other professional fees of approximately $2.4 million;

•                  Resolution of tax consequences of discounted options related to certain employee stock options of approximately $0.6 million, and

•                  Non-cash compensation expense associated with option terms that were extended due to the suspension of option exercises during the investigation, which also approximated $0.7 million; and

•                 Higher legal settlements of approximately $0.2 million or 10 basis points.

In the Third Quarter 2006, we incurred approximately $6.9 million more in supplies, repairs and maintenance, utilities and other variable store expenses to support our business.

During the Third Quarter of 2006, we recorded asset impairment charges of $0.4 million, or 0.1% of net sales, for five underperforming stores.

Depreciation and amortization amounted to $16.3 million, or 3.0% of net sales, during the Third Quarter 2006, as compared to $13.0 million, or 2.9% of net sales, during the Third Quarter 2005. Depreciation expense increased $3.3 million during the Third Quarter 2006 due primarily to our new stores, store remodels and investments in our new office in Pasadena, California and distribution center facilities.

Interest income, net amounted to $0.7 million, or 0.1% of net sales, during the Third Quarter 2006, as compared to interest expense of $0.1 million during the Third Quarter 2005. The increase in interest income, net during the Third Quarter 2006 was primarily due to higher interest rates in the Third Quarter 2006. Additionally, during the

Third Quarter 2005, because we are required to manage liquidity for our businesses separately, we incurred interest expense on borrowings under our credit facility for The Children’s Place business while we earned interest on our net cash investment position for the Disney Store.

Our provision for income taxes was $24.1 million and $14.8 million during the Third Quarter 2006 and the Third Quarter 2005, respectively. Our provision for income taxes increased during the Third Quarter 2006 as a result of higher earnings in the Third Quarter 2006 compared to the Third Quarter 2005, as well as a higher effective tax rate. Our effective tax rate was 36.8% during the Third Quarter 2006 as compared to 35.4% during the Third Quarter 2005. Our effective tax rate during the thirteen weeks ended October 29, 2005 reflects increased efficiencies from a tax perspective that were identified during the course of the Company’s global operations review.

During the Third Quarter 2005, we recorded a $1.7 million extraordinary gain, net of taxes. This extraordinary gain represents the finalization of purchase accounting for the DSNA business, including the post-closing adjustment of acquired net working capital.

Our net income in the Third Quarter 2006 was $41.5 million as compared with net income of $28.7 million during the Third Quarter 2005, due to the factors discussed above.

Thirty-Nine Weeks Ended October 28, 2006 Compared to Thirty-Nine Weeks Ended October 29, 2005

Net sales increased by $243.5 million, or 22%, to $1.373 billion during the thirty-nine weeks ended October 28, 2006 from $1.129 billion during the thirty-nine weeks ended October 29, 2005. Net sales include $988.6 million in net sales from The Children’s Place business, which represented a 21% increase over the $815.9 million in net sales reported in the thirty-nine weeks ended October 29, 2005, and $383.9 million in net sales from the Disney Store business, which represented a 23% increase over the $313.1 million in net sales reported in thirty-nine weeks ended October 29, 2005. Consolidated comparable store sales increased 13% and contributed $133.1 million of our net sales increase in the thirty-nine weeks ended October 28, 2006. Net sales for our new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $112.2 million. Our closed stores partially offset our consolidated sales increase by approximately 1.8 million. Comparable store sales increased 13% for The Children’s Place business as compared to a 6% comparable store sales increase in the Third Quarter 2005. Disney Stores reported a 14% comparable store sales increase.

During the thirty-nine weeks ended October 28, 2006, we opened 52 The Children’s Place stores and 16 Disney Stores. In addition, we closed three The Children’s Place store and two Disney Stores.

Our 13% comparable store sales increase for The Children’s Place business was primarily the result of a 10% increase in the number of comparable store sales transactions and a 3% increase in our average dollar transaction size. Our increased dollar transaction size was driven by an increase in the number of items sold in each transaction and higher average retails on the merchandise sold in the thirty-nine weeks ended October 28, 2006 as compared to the thirty-nine weeks ended October 29, 2005. During the thirty-nine weeks ended October 29, 2006, we achieved comparable store sales increases in The Children’s Place business across all geographical regions, departments and store types.

For the Disney Store, our 14% comparable store sales increase was primarily the result of a 7% increase in our average dollar transaction size and a 7% increase in the number of comparable store sales transactions. Our increase in dollar transaction size was primarily driven by an increase in the number of items sold in each transaction, partially offset by lower prices in the thirty-nine weeks ended October 28, 2006 as compared with the thirty-nine weeks ended October 29, 2005. All geographical regions and store types experienced comparable store sales increases. By department, softlines and hardlines achieved the strongest comparable store sales increases, partially offset by a comparable store sales decline in media which primarily reflects the strong consumer response to “The Incredibles” DVD release in the first quarter of 2005.

Gross profit increased by $120.2 million to $546.4 million during the thirty-nine weeks ended October 28, 2006 from $426.2 million during the thirty-nine weeks ended October 29, 2005. As a percentage of net sales, gross profit increased approximately 200 basis points to 39.8% of net sales during the thirty-nine weeks ended October 28, 2006 from 37.8% of net sales during the thirty-nine weeks ended October 29, 2005. The increase in consolidated gross profit, as a percentage of net sales, resulted from the leveraging of occupancy and buying costs of approximately 170 basis points, and a higher initial markup of approximately 130 basis points, partially offset by higher markdowns of approximately 100 basis points. During the thirty-nine weeks ended October 28, 2006, we also experienced higher production and design costs, which unfavorably impacted gross margin by approximately 10 basis points. During fiscal 2005, the sell through of Disney Store inventory acquired from The Walt Disney Company favorably impacted gross margin by $1.2 million, or 10 basis points, of net sales. In accounting for the acquisition of the Disney Stores, we were required to write-up acquired inventory to fair value from the value determined under the retail inventory method. Our increase in gross margin as a percentage of net sales was primarily driven by the Disney Stores. As a percentage of net sales, our gross margin at the Disney Store was higher in the thirty-nine weeks ended October 28, 2006 than in the comparable prior year period due to a higher initial markup, the leveraging of occupancy costs, and lower markdowns. As a percentage of net sales, gross margin at The Children’s Place business during the thirty-nine weeks ended October 28, 2006 was flat to the comparable prior year period. During the thirty-nine weeks ended October 28, 2006, higher markdowns in The Children’s Place business were partially offset by lower markdowns at the Disney Stores.

Selling, general and administrative expenses increased $70.5 million to $433.5 million during the thirty-nine weeks ended October 28, 2006 from $363.0 million during the thirty-nine weeks ended October 29, 2005. As a percentage of net sales, selling, general and administrative expenses decreased approximately 60 basis points to 31.6% during the thirty-nine weeks ended October 29, 2006 from 32.2% during the thirty-nine weeks ended October 29, 2005. During the thirty-nine weeks ended October 28, 2006, our selling, general and administrative expenses were favorably impacted by:

•                 Our store and administrative payroll and benefit costs increased by approximately $26.0 million and were leveraged by approximately 100 basis points; and

•                 Our marketing costs increased approximately $7.2 million and were leveraged by approximately 10 basis points.

These favorable variances were partially offset by:

•                 Costs associated with our stock option investigation approximated $5.3 million, or 40 basis points during the thirty-nine weeks ended October 28, 2006, partially offset by $1.0 million, or 10 basis points due to the resolution of tax consequences associated with discounted options during the thirty-nine weeks ended October 29, 2005. Our stock option investigation costs during the thirty-nine weeks ended October 28, 2006 consisted of:

•                  Stock option investigation professional fees of approximately $2.5 million;

•                  Resolution of tax consequences associated with discounted options during the thirty-nine weeks ended October 28, 2006 of $2.1 million; and

•                  Non-cash compensation expense associated with option terms that were extended due to the suspension of option exercises during the investigation of $0.7 million.

•                 Higher legal settlements during the thirty-nine weeks ended October 28, 2006 of approximately $2.6 million, or 20 basis points.

In the thirty-nine weeks ended October 28, 2006, we incurred approximately $20.6 million more in utilities, supplies, repairs and maintenance and other variable store expenses to support our business.

During the thirty-nine weeks ended October 28, 2006, we recorded asset impairment charges of $0.4 million for five underperforming stores, compared to $0.2 million for one underperforming store for the thirty-nine weeks ended October 29, 2005.

Depreciation and amortization amounted to $46.4 million, or 3.4% of net sales, during the thirty-nine weeks ended October 28, 2006, as compared to $37.6 million, or 3.3% of net sales, during the thirty-nine weeks ended October 29, 2005. Depreciation expense increased $8.8 million during the thirty-nine weeks ended October 28, 2006 due primarily to new stores, store remodels and investments in our distribution centers and new administrative office in Pasadena, California.

Interest income, net amounted to $2.3 million, or 0.2% of net sales, during the thirty-nine weeks ended October 28, 2006, as compared to interest income of $0.3 million during the thirty-nine weeks ended October 29, 2005. The increase in interest income, net during the thirty-nine weeks ended October 28, 2006 is primarily due to a higher interest rates and no credit facility borrowings during the thirty-nine weeks ended October 28, 2006. During fiscal 2005, because we are required to manage liquidity separately for our businesses, we incurred interest expense on borrowings for The Children’s Place while the Disney Store earned interest on its net cash investment position.

Our provision for income taxes was $25.8 million during the thirty-nine weeks ended October 28, 2006 as compared to a provision for income taxes of $8.6 million during the thirty-nine weeks ended October 29, 2005. Our effective tax rate was 37.6% during the thirty-nine weeks ended October 28, 2006 as compared to 33.7% during the thirty-nine weeks ended October 29, 2005. Our effective tax rate for the thirty-nine weeks ended October 28, 2006 was unfavorably impacted by an additional provision of approximately $0.6 million, resulting primarily from tax law changes in certain states. Our effective tax rate during the thirty-nine weeks ended October 29, 2005 reflected increased efficiencies from a tax perspective that were identified during the course of our global operations review.

During the Third Quarter 2005, we recorded a $1.7 million extraordinary gain, net of taxes. This extraordinary gain represents the finalization of purchase accounting for the DSNA business, including the post-closing adjustment of acquired net working capital.

During the thirty-nine weeks ended October 28, 2006, we recorded net income of $42.7 million as compared with net income of $18.7 million during the thirty-nine weeks ended October 29, 2005, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

Our working capital requirements follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons. Our primary uses of cash are financing new store openings and providing working capital, principally used for inventory purchases. As of October 28, 2006, we had no long-term debt obligations or short-term borrowings. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities, and we believe that this will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. Our ability to meet our capital requirements will depend on our ability to generate cash flows from operations.

The terms of the License Agreement and our credit facilities, among other things, restrict the commingling of funds between The Children’s Place and Hoop, and limit borrowings by Hoop from The Children’s Place as well as distributions from Hoop to The Children’s Place, other than payment for the allocated costs of shared services. Therefore, we have segregated all cash receipts and disbursements, investments, and credit facility borrowings and letter of credit activity. This segregation could lead to a liquidity need in one business even while there is adequate liquidity in the other business. We believe that cash flow from operations and availability and borrowings under our amended credit facilities will be adequate to fund the growth needs and operations of each division. During the next 12 months, it is probable that The Children’s Place business will provide additional capital to the Disney Store business for that business to meet its growth objectives or operating commitments (including our obligations under the Refurbishment Amendment). Further, we anticipate that The Children’s Place business might need to provide additional capital to the Disney Stores thereafter to support the Company’s commitment in the Refurbishment Amendment to remodel and maintain the Disney Stores over the next five years. We expect that such additional capital would come from available cash on hand or additional borrowings.

We entered into a Guaranty and Commitment (the “Guaranty and Commitment”) dated as of November 21, 2004, in favor of Hoop and Disney. As required by the Guaranty and Commitment, we invested $50 million in Hoop concurrently with the consummation of the acquisition, and agreed to invest up to an additional $50 million to enable Hoop to comply with its obligations under the License Agreement and otherwise fund the operations of Hoop. The Guaranty and Commitment provides that our $50 million additional commitment is subject to increase if certain distributions are made by Hoop to The Children’s Place. To date, we have not invested any portion of the additional $50 million in Hoop. We also agreed in the Guaranty and Commitment to guarantee the payment and performance of Hoop (for its royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

In connection with our acquisition of the Disney Store business, we entered into a License Agreement under which Hoop has the right to use certain Disney intellectual property in the DSNA Business in exchange for ongoing royalty payments. The License Agreement limits Hoop’s ability to make cash dividends or other distributions. Specifically, Hoop’s independent directors must approve payment of any dividends or other distributions, other than payments of:

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

As of October 28, 2006, we had no borrowings under the 2004 Amended Loan Agreement and had outstanding letters of credit of $50.7 million. Availability as of October 28, 2006 under the 2004 Amended Loan Agreement was $79.0 million. The maximum outstanding letters of credit during the thirty-nine weeks ended October 28, 2006 were $74.0 million.

The 2004 Amended Loan Agreement contained various covenants, which included limitations on our annual capital expenditures, maintenance of certain levels of excess collateral and a prohibition on the payment of dividends. The 2004 Amended Loan Agreement also contained covenants limiting the amount of funds we can invest in Hoop to $20 million in fiscal 2007 and $15 million in fiscal 2008.

Primarily as a result of our restatement and the delay in completing our financial statements caused by our stock option investigation, we were not in compliance with the financial reporting covenants under the 2004 Amended Loan Agreement as of October 28, 2006 or thereafter. However, we obtained waivers from our lenders for such noncompliance. As discussed below, in June 2007, we entered into an amended and restated loan and security agreement with Wells Fargo and other lenders, which amended and restated the 2004 Amended Loan Agreement. There were no fees associated with obtaining the waivers through June 28, 2007, the date the 2004 Amended Loan Agreement was amended and restated. In the amended and restated loan agreement, we received forbearance of these reporting requirements through July 31, 2007 and subsequently we were granted a waiver through August 30, 2007, which was extended through January 1, 2008. There were no fees associated with obtaining these waivers through August 30, 2007; however, we were required to pay a fee of $102,000 to have the waiver extended from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

As discussed below, in June 2007, we entered into an amended and restated loan and security agreement with Wells Fargo and other lenders, which amended and restated the 2004 Amended Loan Agreement.

2007 Amended Loan Agreement; Letter of Credit Agreement

In June 2007, we entered into a Fifth Amended and Restated Loan and Security Agreement (the “2007 Amended Loan Agreement”) and a new letter of credit agreement with Wells Fargo and our other lenders (the “Letter of Credit Agreement”) for the purpose of better supporting the capital needs of our business and reducing the fees associated with our credit facility borrowings. Wells Fargo continues to serve as the administrative agent under all these facilities.

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

Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of Hoop as well as a pledge of a portion of the equity interests in the Canada Hoop Operating Entity. Borrowings and letters of credit under the Hoop Loan Agreement are used by Hoop for working capital purposes for the Disney Store business. Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. The prime rate margin was 0.25% and the LIBOR margin is 2.0% or 2.25%, depending on the United States Hoop entity’s level of excess availability. The unused line fee was 0.30%.

There were no borrowings under the Hoop Loan Agreement as of October 28, 2006. During the thirty-nine weeks ended October 28, 2006, letters of credit were issued pursuant to the Hoop Loan Agreement, but there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours. The maximum outstanding letters of credit were $34.0 million during the thirty-nine weeks ended October 28, 2006. Letters of credit outstanding as of October 28, 2006 were $30.8 million and availability as of October 28, 2006 was $53.8 million.

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

Primarily as a result of the delay in completion of our financial statements caused by our stock option investigation and our discussions with Disney regarding breaches of the License Agreement, we were not in compliance as of October 28, 2006 or thereafter with the financial reporting covenants under the Hoop Loan Agreement or the provision requiring Hoop to comply with the License Agreement. However, we obtained waivers from our lenders for such noncompliance, and there were no fees associated with obtaining the waivers through August 30, 2007. However, we were required to pay a fee of $48,000 to extend the waiver from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

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

Cash Flows/Capital Expenditures

During the thirty-nine weeks ended October 28, 2006, operating activities provided $36.8 million in cash flow, as compared to $24.2 million in cash flow used by operating activities in the thirty-nine weeks ended October 29, 2005. Cash flow provided by operating activities increased during the thirty-nine weeks ended October 28, 2006 due primarily to higher operating earnings, increases in accounts payable and accrued expenses and a slower seasonal build-up of inventory, partially offset by higher income tax payments.

Cash flows used in investing activities were $114.8 million and $49.4 million in the thirty-nine weeks ended October 28, 2006 and the thirty-nine weeks ended October 29, 2005, respectively. The increase in cash flows used in investing activities primarily reflects increased capital expenditures to support our new stores and remodels, as well as capital expenditures made in our distribution centers and for our new office facility in Pasadena, California. During the thirty-nine weeks ended October 28, 2006 and the thirty-nine weeks ended October 29, 2005, we opened 68 stores and 54 stores and remodeled 30 stores and 28 stores, respectively. Our capital expenditures also include ongoing store, office and distribution center equipment needs. Total capital expenditures for The Children’s Place and Disney Store businesses during fiscal 2006 approximated $155.1 million. In addition, cash flows used in investing activities increased as a result of a net $13.3 million purchase of investments during the thirty-nine weeks ended October 28, 2006.

Due to our growth over the past several years, on May 3, 2006, we entered into a lease agreement with Hartz Mountain Metropolitan (“Hartz”) for 245,200 square feet of office space at 2 Emerson Lane, Secaucus, New Jersey (the “Emerson Lane Space”) in a building near our current corporate headquarters. Accordingly, we terminated our current lease agreement with Hartz for our offices located at 900 Secaucus Road, Secaucus, New Jersey (the “Terminated Space”). The lease for the Emerson Lane Space (the “Original Lease”) has an initial term of fifteen years, with an option to renew for an additional ten years with another option at the end of those years for an additional five years, at the then-prevailing market rental value for comparable rentable property in the same area. Under the Original Lease, we are obligated to make monthly rent payments of approximately $ 102,200 for the first year of the lease, beginning in March 2007, with annual increases of approximately 3% to a maximum of approximately $151,000 in the fifteenth year. In addition, we exercised our right of first refusal to occupy the remaining space in the building, and consequently entered into a lease agreement with Hartz for an additional 37,974 square feet (“Additional Space”) on November 26, 2006. Under the lease for the Additional Space, we are obligated to make monthly rent payments of approximately $39,265 for the first year, beginning in January 2008, with annual increases of approximately 3% to a maximum of approximately $56,608 in the fifteenth year. Except for the Commencement Date, the lease term for the Additional Space is coterminous with the Original Lease. On May 3, 2006, we executed a lease termination agreement related to 915 Secaucus Road, which was to be effective upon our move to Emerson Lane. However, on November 27, 2006 we rescinded the termination agreement and reinstated the 915 Secaucus Road lease.

We originally planned to move our corporate headquarters into the Emerson Lane Space after completing its design and construction at an estimated cost of approximately $65.0 million. However, we are currently reviewing the project to determine if there is a more cost effective plan to construct this administrative facility.

Cash flows provided by financing activities were $38.2 million and $29.9 million during the thirty-nine weeks ended October 28, 2006 and the thirty-nine weeks ended October 29, 2005, respectively. Cash flows provided by financing activities during the thirty-nine weeks ended October 28, 2006 represented funds received and the tax benefit from the exercise of employee stock options and employee stock purchases. During the thirty-nine weeks ended October 29, 2005, cash flows provided by financing activities primarily reflected net borrowings from our credit facilities and funds received from the exercise of employee stock options and employee stock purchases.

Prior to the adoption of SFAS 123(R), we presented the tax savings resulting from tax deductions resulting from the exercise of stock options as operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow. For the thirty-nine weeks ended October 28, 2006, our excess tax benefit received upon exercise of nonqualified stock options totaled approximately $11.0 million.

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

The Company’s credit facilities with Wells Fargo provide a source of financing for its working capital requirements. The Company’s credit facilities bear interest at either a floating rate equal to the prime rate or a floating rate equal to the prime rate plus a pre-determined spread. At the Company’s option, it could also borrow at a LIBOR rate plus a pre-determined spread. As of October 28, 2006, the Company had no borrowings outstanding under its credit facilities. The Company amended its Wells Fargo credit facilities in June 2007. For a discussion of the amended facilities, please refer to Note 16—Subsequent Events in the accompanying condensed consolidated financial statements.

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. The Company generally does not hedge these net investments. As of October 28, 2006, the Company is not a party to any derivative financial investments.

As of October 28, 2006, the Company had approximately $66.3 million of its cash and investment balances held in foreign countries, of which approximately $42.8 million was in Canada and approximately $23.5 million in Hong Kong. While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country. Consequently, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company’s financial position or results of operations.

In addition to the Company’s Asian operations, the Company has a growing business in Canada. While currency rates with the Canadian dollar moved generally in the Company’s favor during the thirty-nine weeks ended October 28, 2006, there can be no guarantee that the exchange rate will move in the Company’s favor in the future. Foreign currency fluctuations could have a material adverse effect on our business and results of operation.

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

Moreover, a significant portion of Disney Store net sales are generated during the third and fourth quarters of the fiscal year, which may, therefore, make the seasonality of the total Company more heavily weighted to those quarters. Any failure to meet the Company’s business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on full year earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. In addition, because the Company’s expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in net income.

Under the provisions of SFAS 123(R), the Company is required to record compensation costs for its various equity plans for employees and directors. Under the measurement provisions of SFAS 123(R), interest rates, the Company’s stock price and the volatility of the Company’s stock price each have a significant impact on the determination of equity value; changes in these factors could have a material adverse impact on the determination of equity compensation costs and, therefore, impact future results of operations. The Company’s risk mitigation for these factors is to limit or cease its equity compensation plans, which the Company does not feel is reasonable given the competition for highly talented and qualified employees.

Item 4.    CONTROLS AND PROCEDURES.

(a)      Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our interim CEO and our Executive Vice President — Finance and Administration, who is also our interim CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the third quarter of fiscal 2006. Based on this review, our principal executive officers concluded that our disclosure controls and procedures were not effective as of October 28, 2006 because of three material weaknesses in our internal control over financial reporting identified by management. One material weakness involves our controls over the granting of stock options and related documentation, one involves our maintenance of a fully effective control environment, and one involves the period-end financial close and reporting process. The Company’s Annual Report on Form 10-K for the period ended February 3, 2007, which is being filed concurrently with this Quarterly Report on Form 10-Q, contains additional information related to these material weaknesses in Management’s Report on Internal Controls Over Financial Reporting in Item 9A—Controls and Procedures.

(b)       Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our third fiscal quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on or about September 14, 2006, the Company suspended the granting of stock options or other equity awards to employees and directors and the exercise of outstanding options until it implements new practices for equity awards and becomes current in its periodic reporting to the SEC. This suspension continues currently.

To address the material weaknesses we have identified in our internal control over financial reporting, management and the Board have developed and implemented initiatives to improve our governance, internal controls and option granting practices. Subsequent to October 28, 2006 and through the date of this report, the following governance and management changes were implemented:

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

•                  We have hired a new Senior Vice President, Finance, who is expected to become Chief Financial Officer shortly after this filing, and have hired a new General Counsel.

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

We are also instituting more rigorous policies, procedures and practices governing the granting of stock options and other equity incentive awards and related accounting and internal controls. The Board in June 2007 adopted a formal Policy Regarding Awards of Equity-Based Incentives to Executive Officers and Other Employees and, consistent with that policy, procedures, to the following effect will generally be applied to all such grants:

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

With regard to the material weakness in the financial closing and reporting function, the Company has hired a Senior Vice President, Finance, who is expected to become the Chief Financial Officer shortly after this filing, and has filled substantially all open positions in the accounting department, which the Company expects will help to remediate this material weakness. In addition, the Company’s management and its Audit Committee are taking steps to:

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

PART II -OTHER INFORMATION

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 6.    Exhibits.

Exhibits

Exhibit
No.	Description of Document

10.1(+)

Hardware and Engineering Services Agreement between The Children’s Place Services Company, LLC and Dematic Corp. (Material Handling System for the Fort Payne Distribution Center) dated September 29, 2006.

10.2(+)

Mechanical Installation and Electrical Installation Services Agreement between The Children’s Place Services Company, LLC and Dematic Corp. (Material Handling System for the Fort Payne Distribution Center) dated September 29, 2006.

10.3(*)	Employment agreement dated July 28, 2006 with Tara Poseley filed as Exhibit 10.5 to registrant’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 is incorporated by reference herein.

31(+)	Section 302 Certifications

32(+)	Section 906 Certifications

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