Form 10-K
period 2007-02-03
CHILDRENS PLACE RETAIL STORES INC
filed 2007-12-05
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fifty-three weeks ended February 3, 2007

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 par value

Name of each exchange on which registered: Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None.

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

Yes ☐      No ☒

The aggregate market value of common stock held by non-affiliates was $1,301,495,610 at the close of business on July 29, 2006 (the last business day of the registrant’s fiscal 2006 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at October 6, 2007: 29,083,916 shares.

Documents Incorporated by Reference: None.

THE CHILDREN’S PLACE RETAIL STORES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-THREE WEEKS ENDED FEBRUARY 3, 2007
TABLE OF CONTENTS

EXPLANATORY NOTE

In this Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (“fiscal 2006”), The Children’s Place Retail Stores, Inc. (the “Company”) is restating its prior period financial statements to reflect additional stock-based compensation expense relating to stock option grants made in each year from the fiscal year ended January 31, 1998 (“fiscal 1997”) through the first quarter of fiscal 2006. The Company also is restating its financial statements for all periods beginning with the fiscal year ended February 2, 2002 (“fiscal 2001”) through the first quarter of fiscal 2006 to reflect the correction of other errors related to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years. Specifically, the Company is restating its: (1) consolidated balance sheet as of January 28, 2006, consolidated statements of income, cash flows and changes in stockholders’ equity for the fiscal years ended January 28, 2006 (“fiscal 2005”) and January 29, 2005 (“fiscal 2004”); (2) selected consolidated financial data for fiscal 2005, fiscal 2004 and the fiscal years ended January 31, 2004 (“fiscal 2003”) and February 1, 2003 (“fiscal 2002”); and (3) unaudited quarterly financial data for the first quarter in fiscal 2006 and for all quarters in fiscal 2005. Restated financial information for fiscal years 2005 and 2004 is set forth in Note 2—Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements included in Item 15.—Exhibits and Financial Statement Schedules of this report. The data for the Company’s consolidated balance sheet for fiscal 2003 and consolidated statements of income and cash flows for fiscal 2003 and fiscal 2002 have been restated to reflect the impact of the adjustments. Unaudited consolidated quarterly financial information for the eight quarterly periods in fiscal 2006 and fiscal 2005, including disclosures regarding the impact of the restatement in each of the quarters in fiscal 2005 and the first quarter in fiscal 2006, is set forth in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Effects of Restatement and Note 16—Quarterly Financial Data (Unaudited) in the accompanying consolidated financial statements.

The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K for fiscal 2005 or fiscal 2004 or any other fiscal year or its previously filed Quarterly Reports on Form 10-Q for the first quarter of fiscal 2006 or the first three quarters of fiscal 2005 or any other fiscal quarter. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K and, as previously stated by the Company, the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Immediately prior to filing this Annual Report on Form 10-K, the Company has filed its Quarterly Reports on Form 10-Q for the second and third quarters of fiscal 2006 and the Company intends, in the near future, to file its Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007.

Mr. Ezra Dabah resigned from his position as the Company’s CEO on September 24, 2007. Mr. Dabah remains a member of the Board. The Board has named Mr. Charles Crovitz, a current Board member, as interim CEO.

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

During the period from September 17, 1997 (the day before the Company first became publicly held) through the most recent grant in February 2006 (“Review Period”), separate option grant authorizing actions were undertaken by the Company on 122 occasions. For convenience of reference, each of these occasions is referred to herein as a “Recorded Grant” (regardless of the number of people who received an option award on such occasion or any variations in terms of the awards so granted). At the request of Independent Counsel, the forensic accounting firm conducted an empirical assessment of all stock option grants during the Review Period to identify grants that might warrant further investigation. Using various statistical tests, twenty Recorded Grants were selected for detailed investigation, plus one additional Recorded Grant to a family member of the Company’s former Chief Executive Officer (“CEO”). Overall, the investigation involved interviews of fourteen people, representing all the individuals involved in any material respect in the option granting process, and the review of tens of thousands of paper and electronic documents from the files (including office and personal computers) of such individuals and others and from other Company files (including e-mails and other documents recovered from the Company’s electronic information system). A grant made to the Company’s former CEO, Mr. Ezra Dabah, in connection with the Company’s initial public offering of its shares (“1997 CEO IPO Grant”) also was subsequently investigated by Independent Counsel.

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

During the Review Period, the Company used the effective date reflected in its grant approval documentation as the grant date and in its accounting for option grants used such date as the measurement date under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In many instances, that date was an “as of” date on a unanimous written consent (“UWC”) of the Board or the Compensation Committee. Since the Company believed options were granted with exercise prices that equaled or exceeded their quoted market price at the date of grant, no compensation expense was recorded in the Company’s financial statements for options granted prior to its adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Accounting for Share-Based Payments” (“SFAS 123(R)”) as of January 29, 2006, other than in connection with the acceleration of the vesting of options in fiscal 2005 and the acceleration of the vesting of options related to a terminated employee. However, the Report of Investigation concluded that, as a result of the inadequacy of the Company’s governance, internal financial reporting and other controls over the option grant process, the APB 25 measurement dates (“measurement date”) used by the Company for a significant portion of the stock options granted during the Review Period were incorrect, as the recipients of the grants, number of shares subject to the options granted and exercise prices were not approved and established with finality by the date the Company had recorded as the grant date.

The Company used available documentation and guidance set forth by the Office of the Chief Accountant of the SEC on September 19, 2006 (“September 2006 OCA Guidance”) to determine the revised measurement dates for option grants made during the Review Period. For a discussion of the Company’s historical stock option granting process and use of available information to determine the revised measurement dates, refer to Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements and Note 2—Restatement of Consolidated Financial Statements in the accompanying consolidated financial statements.

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

Inadequate Internal Controls

The Company is undertaking to remediate the material weakness in internal control over financial reporting related to stock option grants found by the Special Committee, as further discussed in Item 9A.—Controls and Procedures of this Annual Report on Form 10-K. The Company has continued its suspension of the granting of all stock-based compensation, including the granting of stock options, as well as the exercise of any options, until these improved procedures have been instituted. Furthermore, the suspension of granting and exercise of stock options will continue until the Company becomes current with its SEC filings.

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

•                  In the three instances where the Report of Investigation found that non-executive directors received options shortly before the public disclosure of positive information, the Company and these directors further agreed to amend such options to increase the exercise price to the average of the high and low trading price over the balance of the calendar year following the recorded date of the grant.

•                  With respect to all other option grants, the Company has decided to honor the options as issued, consistent with the Special Committee’s finding of no intentional misconduct on the part of management in the option granting process. Nevertheless, the Company and all members of senior management holding outstanding options have agreed to have their outstanding discounted options that vested after 2004 amended either to increase the exercise price to the average of the high and low trading price on the date determined by the Company to be the revised measurement date or to limit the exercise period of their options.

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

OTHER ADJUSTMENTS

As previously mentioned in the Explanatory Note in this Annual Report on Form 10-K, in addition to the adjustments related to the stock option investigation, the restated consolidated financial statements presented herein include other adjustments related to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years. The aggregate impact of these adjustments on the Company’s consolidated statements of income, net of taxes, between fiscal 2001 and the first quarter of fiscal 2006 was an increase to net income of approximately $1.7 million. Additionally, variable rate demand note balances as of the quarter ended April 29, 2006 have been reclassified from cash to short-term investments, and certain other balance sheet amounts have been reclassified. These reclassifications do not result in any additional charges in any period and do not affect working capital for the affected periods. For further discussion of these adjustments, refer to Note 2—Restatement of Consolidated Financial Statements and Note 16—Quarterly Financial Data (Unaudited) in the Notes to Consolidated Financial Statements included in Item 15.—Exhibits and Financial Statement Schedules and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART I

ITEM 1.—BUSINESS

The Business section and other parts of this Annual Report on Form 10-K may contain certain forward-looking statements regarding future circumstances. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. These forward-looking statements are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements including, but not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. Actual results, events, and performance may differ significantly from the results discussed in the forward-looking statements. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.

The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Recent Developments

On September 24, 2007 during a meeting of the Board, Mr. Ezra Dabah resigned from his position as CEO of the Company and from all other officer positions with the Company and all positions as an officer or director of any of the Company’s subsidiaries. Mr. Dabah continues to serve as a member of the Company’s Board. Mr. Dabah is entitled to severance pursuant to section 5.01 of such agreement; the Company has not entered into any additional agreement with Mr. Dabah concerning additional severance benefits. Upon the resignation of Mr. Dabah, the Board named Mr. Charles Crovitz, a current Board member, as interim CEO. The Board has engaged a search firm to conduct an executive search for a permanent successor to Mr. Dabah. Ms. Sally Frame Kasaks, the Lead Director, will continue as Acting Chairman of the Board. The Company continues to search for two new independent board members and will designate a permanent Chairman of the Board as soon as possible after such new directors are appointed to the Board.

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

One instance involved irregularities in expense reimbursement practices on the part of the Chief Creative Officer of The Children’s Place business, who is a related party to the Company’s former CEO and current Board member, Ezra Dabah, and another member of the Board, Stanley Silverstein. The Board concluded that the irregularities violated the Company’s Code of Business Conduct, involving gross inattention to the pertinent requirements of the Company’s policies but did not involve an intentional effort to obtain an improper personal benefit. The Board imposed significant sanctions on the individual involved, including requiring the individual to refund approximately $23,000 erroneously charged to the Company, changing the individual’s position so that the individual will no longer be an officer of the Company, and requiring the reimbursement of approximately $160,000 to cover the Company’s out-of-pocket costs incurred in connection with its investigation of the matter, but concluded that dismissal from employment was not warranted.

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

The Company has completed its investigation of the violations of the Company’s policies and procedures and no other internal investigations are underway.

Overview

In this Report, the words the “Company”, “we”, “us”, “our” and similar terms collectively refer to The Children’s Place Retail Stores, Inc. and subsidiaries. The Company was incorporated in June 1988 and is a leading specialty retailer of children’s merchandise. We design, contract to manufacture and sell high-quality, value-priced merchandise under our proprietary “The Children’s Place” and licensed “Disney Store” brand names. As of September 1, 2007 we owned and operated 889 The Children’s Place stores and 328 Disney Stores across North America and operated Internet stores at www.childrensplace.com and www.disneystore.com.

In November 2004, we acquired, through two wholly-owned subsidiaries, the Disney Store retail chain in North America (the “DSNA Business”) from affiliates of The Walt Disney Company (“Disney”). (For clarification, the “DSNA Business” refers to the business we acquired from Disney as of November 21, 2004, whereas the “Disney Store business” refers to the Disney Store business we have operated since the acquisition.) As a result of the acquisition, these subsidiaries acquired a total of 313 Disney Stores, consisting of all then-existing Disney Stores in the United States and Canada, other than “flagship” stores and stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business. In addition, the lease obligations for all 313 stores and other legal obligations became obligations of our subsidiaries. Subsequently, our subsidiaries acquired two Disney Store flagship stores, one in Chicago, Illinois and the other in San Francisco, California, as well as certain Disney Store outlet stores. The Company’s subsidiaries that operate the Disney Store business are referred to herein interchangeably and collectively as “Hoop.”

We are structured such that our administrative functions (e.g., finance, real estate, human resources, legal, information technology, logistics) are shared by both The Children’s Place and the Disney Store brands. Functions such as design, merchandising, marketing and store operations are run independently of each other to maintain clearly defined and differentiated brands. Each brand is overseen by a President who manages day-to-day operations and who reports directly to our CEO.

The Children’s Place is a specialty retailer of apparel and accessories for children from newborn to ten years of age. The brand’s merchandising objective is to offer a unique, colorful, coordinated and balanced lifestyle assortment of high quality, basic and fashion merchandise, at prices that represent substantial value to our customers.

Disney originated the themed specialty retail environment when it opened the first Disney store in Glendale, California in 1987. Disney Store offers immediate access to unique Disney-branded products, such as apparel, toys, plush, and souvenirs in an emporium like setting.

Our goal is to be the leading specialty retailer in the children’s space by executing on our “core purpose”: making the very best accessible to all children.

During fiscal 2006, we opened 69 The Children’s Place stores compared to 55 store openings in fiscal 2005. We also opened 19 Disney Stores in fiscal 2006 compared to 18 in fiscal 2005. We closed five The Children’s Place stores and eight Disney Stores in fiscal 2006, compared to three The Children’s Place store closures and seven Disney Store closures in fiscal 2005. Our store growth plan for fiscal 2007 includes opening approximately 60 The Children’s Place stores and approximately 15 Disney Stores.

License Agreement with Disney

In connection with the acquisition of the DSNA Business in 2004, Hoop entered into a License and Conduct of Business Agreement with an affiliate of Disney (as amended to date, the “License Agreement”) under which our subsidiaries use certain Disney intellectual property to operate the Disney Store retail chain in exchange for ongoing royalty payments. The agreement allows our subsidiaries to operate retail stores in the United States and Canada using the “Disney Store” name and to contract, manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future. In accordance with the License Agreement, following a two year royalty abatement, our subsidiaries began making royalty payments to Disney in November 2006 equal to 5% of net sales from physical Disney Store locations, subject to an additional royalty holiday period with respect to a limited number of stores (the “Non-Core Stores”). The initial term of the License Agreement continues through January 2020, unless terminated sooner in accordance with the License Agreement, and if certain financial performance and other conditions are satisfied, the term of the License Agreement may be extended at our option for up to three additional ten-year terms.

In connection with our acquisition of the DSNA Business, we also entered into a Guaranty and Commitment (the “Guaranty and Commitment”) dated as of November 21, 2004, in favor of Hoop and Disney. As required by the Guaranty and Commitment, we invested $50 million in Hoop concurrently with the consummation of the acquisition, and we agreed to invest up to an additional $50 million from time to time to enable Hoop to comply with their obligations under the License Agreement and otherwise fund the operations of Hoop. The Guaranty and Commitment provides that our $50 million additional commitment is subject to increase if certain distributions are made by Hoop to The Children’s Place. To date, we have not invested any portion of the additional $50 million in Hoop. We also agreed in the Guaranty and Commitment to guarantee the payment and performance by Hoop of their royalty payment and other obligations to Disney under the License Agreement, subject to a maximum guaranty liability of $25 million, plus expenses.

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

During fiscal 2006, we suspended the Disney Store renovation program because of dissatisfaction with our “Mickey” store prototype from a brand, design and construction standpoint. As of February 3, 2007, we had remodeled a total of 45 Disney Stores since the 2004 acquisition. Pursuant to the provisions of the License Agreement, as amended in 2006, relating to required remodeling following lease renewals and required remodeling of stores at least once every 12 years, we were required to remodel a total of approximately 145 stores by February 3, 2007. As of February 3, 2007, we had remodeled 32 of these required stores, with the result that 113 of the store remodels required by that date under the terms of the License Agreement had not been completed by that date. The remaining 13 store remodels we had completed were not required pursuant to the provisions of the License Agreement.

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

Following discussions with Disney, in June 2007, we entered into a letter agreement with Disney (the “June Letter Agreement”) which modified and superseded certain provisions of the License Agreement, including the remodeling requirements, through fiscal 2011 and created additional obligations for us and Hoop with respect to the remodeling of Disney Stores. The June Letter Agreement was entered into to address Disney’s assertion that through the date of the June Letter Agreement we had committed 120 material breaches of the License Agreement. The June Letter Agreement stated that, if we fully comply with its terms, Disney would forbear from exercising any rights or remedies that it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the June Letter Agreement. However, if we were to violate any of its provisions, Disney would have the right to terminate its forbearance under the June Letter Agreement, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including possibly terminating our license to operate the Disney Stores based on the occurrence of numerous material breaches and claiming breach fees, as if the June Letter Agreement had not been executed. The June Letter Agreement also stated that, if we were to breach any of its provisions on three or more occasions and Disney had not previously exercised its right to terminate the June Letter Agreement, a payment of $18.0 million to Disney would become immediately due and payable with respect to the breach fees called for by the License Agreement. If we were to violate any of the provisions of the June Letter Agreement on five or more occasions, Disney would have the right to immediately terminate the License Agreement, without any right on our part to defend, counterclaim, protest or cure. The June Letter Agreement stated that its terms would take effect immediately but that the parties anticipated the June Letter Agreement would later be replaced by a formal amendment to the License Agreement incorporating the terms of the June Letter Agreement.

The June Letter Agreement, among other things, suspended the remodel obligations in the License Agreement for the approximately 4.5 year term of the June Letter Agreement and, in lieu of those provisions, imposed new obligations on the Company with respect to the renovation and maintenance of numerous stores in the Disney Store chain between fiscal 2007 and fiscal 2011 and, for stores to be remodeled in fiscal 2007, set forth a detailed timetable for submission of plans and completion dates.

Subsequent to the execution of the June Letter Agreement, we were unable to meet several deadlines set forth in the June Letter Agreement. In addition, we determined that there were upcoming deadlines during the third and fourth quarters of fiscal 2007 specified in the June Letter Agreement that we would likely not meet. Accordingly, we and Disney engaged in further discussions during August 2007 and, based on these discussions, agreed upon changes to the requirements of the June Letter Agreement that would postpone the due dates of certain of our remodel obligations, including those originally scheduled for fiscal 2007. In connection with these postponements, we agreed to remodel two additional Disney Stores during fiscal 2009 and agreed upon changes to the original License Agreement to modify restrictions on Disney’s ability to relocate its flagship retail store in Manhattan and to narrow the restrictions on Disney’s ability to grant direct licenses to other specialty retailers so that these restrictions would apply only with respect to specialty retail stores focusing primarily on the sale of children’s merchandise.

During August 2007, we and Disney executed a formal amendment to the License Agreement (the “Refurbishment Amendment”) which incorporated the terms of the June Letter Agreement, as modified by our mutual agreement during August, and the aforementioned changes to the License Agreement. The Refurbishment Amendment by its terms superseded the June Letter Agreement and took effect retroactively as of June 6, 2007, the original effective date of the June Letter Agreement. The Refurbishment Amendment provides that our compliance in full with its terms will constitute a cure of the breaches identified in the Refurbishment Amendment and that, so long as the Refurbishment Amendment is not terminated, Disney will forbear from exercising any rights or remedies that it would have under the License Agreement based on the breaches identified in the Refurbishment Amendment.

The Refurbishment Amendment suspends the remodel obligations in the License Agreement for the approximately 4.5 year term of the Refurbishment Amendment, and, in lieu of those provisions, commits us to remodel by the end of fiscal 2011 a total of 236 existing Disney Stores into a new store prototype we have developed,

•                  of which the first seven remodels are required to be completed by December 31, 2007 (all of which we expect to complete on schedule);

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

Under the Refurbishment Amendment, we also have agreed to open at least 18 new Disney Stores using the new store prototype by the end of fiscal 2008. Our prior obligations under the License Agreement did not require us to open a specified number of new stores.

In addition, the Refurbishment Amendment requires us to complete a “maintenance refresh” program in approximately 165 Disney Stores by June 30, 2008, including the flagship store located on Michigan Avenue in Chicago, which was completed on September 12, 2007. Some of the stores that are refreshed will subsequently be remodeled into the new store prototype. The Refurbishment Amendment obligates us to complete the remodel and refresh program described above and, as required by the Refurbishment Amendment, we have committed $175 million, on a consolidated basis, to remodel and refresh the stores as noted above through fiscal 2011, and have committed approximately $12 million to open new stores through fiscal 2008.

We expect that the Disney Stores will fund these commitments primarily from cash flow from operations and borrowings under its secured credit facility. We expect that The Children’s Place business will need to provide additional capital to the Disney Stores to remain in compliance with the store remodel requirements under the License Agreement as modified by the Refurbishment Amendment.

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

•                  Eliminating the extended royalty abatement for some of the Disney Stores that were identified as Non-Core Stores in the License Agreement if their leases are extended on a long-term basis and the stores are not remodeled within the timeframe that was required under the original terms of the License Agreement before giving effect to the Refurbishment Amendment;

•                  Requiring the potential implementation of a differentiated merchandise plan for the Disney Store outlets; and

•                  Modifying the provisions of the License Agreement that would apply to a potential wind-down of the Disney Store business following any termination of the License Agreement.

Like the June Letter Agreement, the Refurbishment Amendment states that, if we fully comply with the terms of the Refurbishment Amendment, Disney will forbear from exercising any rights or remedies that it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the Refurbishment Amendment. However, under the terms of the Refurbishment Amendment, if we violate any of the provisions of the Refurbishment Amendment, Disney will have the right to terminate its forbearance under the Refurbishment Amendment, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including possibly terminating our license to operate the Disney Stores based on the occurrence  of numerous material breaches and claiming breach fees, as if the Refurbishment Amendment had not been executed. The Refurbishment Amendment also states that, if we breach any of its provisions on three or more occasions and Disney has not previously exercised its right to terminate the Refurbishment Amendment, a payment of $18.0 million would become immediately due and payable to Disney with respect to the breach fees called for by the License Agreement. If we violate any of the provisions of the Refurbishment Amendment on five or more occasions, Disney will have the right to immediately terminate the License Agreement, without any right on our part to defend, counterclaim, protest or cure. It should be noted that the Refurbishment Amendment addresses only those breaches specifically enumerated therein. Disney continues to retain all its other rights and remedies under the License Agreement with respect to any other breaches.

 We believe that we will be able to perform our obligations under the Refurbishment Amendment as and when required. However, because our ability to meet these obligations will depend on numerous factors, some of which are beyond our control, there can be no assurance that we will be able to fully comply. Like the June Letter Agreement, the Refurbishment Amendment does not excuse us from compliance with these requirements should there be events or developments that may be beyond our control, such as contractor delays, delays in landlord or regulatory approval, natural disasters or acts of war or terrorism. Our diligent efforts may not be adequate to enable us to obtain all required approvals under the Refurbishment Amendment or to comply with every requirement or meet every deadline imposed on us under the Refurbishment Amendment. In the event we are unable to comply with any of our obligations when required, we would be in breach of our agreements with Disney, entitling Disney to exercise its remedies under the Refurbishment Amendment and the License Agreement. In the event such breaches occur, there can be no assurance that we will be able to obtain waivers or other relief from Disney, if needed, to avoid the $18.0 million payment to Disney and prevent a termination of the Refurbishment Amendment or the License Agreement. In addition, any breach by us of agreements with Disney (even if subsequently waived by Disney) would constitute a cross-default under the secured loan agreement for the Disney Store chain, entitling the lenders to exercise their contractual remedies. There can be no assurance that we will be able to obtain waivers, if needed, from our lenders in the event of any future breaches of the Refurbishment Amendment or the License Agreement.

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

Refer to Item7.–– Management’s Discussion and Analysis for further discussion of the Refurbishment Amendment.

Key Capabilities to Our Long-Term Success

We believe that the following capabilities are critical to our long-term success:

Merchandising Strategy.   The Children’s Place merchandising strategy is built on offering an appealing collection of interchangeable outfits and accessories to create a coordinated look distinctive to the brand. We offer an updated, focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful look at value prices that we believe distinguishes “The Children’s Place” brand. We divide the year into quarterly merchandising seasons: spring, summer, back-to-school and holiday. Within each season, we typically deliver two merchandise lines. Each season is built around a color palette that includes an assortment of coordinated basic and fashion apparel with matching accessories designed to encourage multiple item purchases and wardrobe building. Within the assortments we also offer a choice of “good,” “better,” and “best” merchandise.

Our Disney Store merchandising strategy is to offer unique, exclusive, innovative and elevated assortments for the whole family that are high quality and showcase Disney characters. To date, the Disney Store business has been heavily concentrated in the Halloween and holiday seasons. To reduce the level of seasonality, we plan to offer more softlines merchandise during spring, summer and back-to-school. In addition, in fiscal 2006, we introduced adult apparel, offered more freshness and innovation in our hardlines business, and offered a “good,” “better,” “best” pricing strategy across most product categories.

High Quality/Value Pricing Strategy.   We believe that our high quality, value price positioning is an important component of our long-term strategy. We offer high-quality clothing and accessories under “The Children’s Place” brand name at prices below most of our direct mall-based competitors. We employ this value pricing strategy across our entire merchandise offering. Our value price points are an important factor in the broad consumer appeal that The Children’s Place brand has benefited from over the years. At Disney Store, we believe that combining the strong appeal of Disney characters with our unique merchandise offering at value prices has contributed to the Disney Store’s progress.

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

•       Utilizing our customer database to target direct mailers to customers;

•       Maintaining a marketing presence in targeted print publications; and

•       Selling our merchandise exclusively in our The Children’s Place stores and on our website.

The Disney Store business benefits from one of the strongest emotional family brand names in North America. The Disney Store experience emphasizes the “magic” and memories of the Disney character portfolio.

Low-Cost Sourcing.   We control the design, sourcing and presentation of our products sold at both The Children’s Place and Disney Store. We believe that this control is essential in assuring the consistency and quality of our merchandise and the image of each of our brands, as well as our ability to deliver value to our customers. We have established long-standing relationships with our vendors and suppliers. Through these relationships and our extensive knowledge of low cost sourcing, we are able to offer our customers high-quality products at value prices. Furthermore, we believe that our integrated merchandise approach, from in-house design to in-store presentation, enables us to identify and respond to market trends, uphold rigorous product quality standards, manage the cost of our merchandise and strengthen our brands. Our offices in Hong Kong, Shanghai and New Delhi add to our ability to lower costs, capitalize on new sourcing opportunities, increase our control over product quality and enable us to respond to changing merchandise trends more effectively and efficiently.

Experienced Management Team.   The members of our senior management team have an average of 19 years of retail or apparel industry experience. Our interim CEO, Mr. Charles Crovitz, an independent member of the Company’s Board, was appointed interim CEO in September 2007. Mr. Crovitz has over 20 years experience in the retail industry, including 10 years at Gap, Inc. Mr. Crovitz was appointed interim CEO following the September 24, 2007 resignation of Ezra Dabah, who resigned as CEO. During his tenure as CEO, Mr. Dabah guided the management of the Company using his broad apparel merchandising and buying expertise, which included over 20 years in the children’s segment of the market.

Merchandising Process

While we have separate design and merchandising teams for each brand, the process and planning schedules are similar. To execute our merchandising strategies, we rely on the coordinated efforts of our design, merchandising, planning and sourcing teams. These teams, in conjunction with senior management, “hindsight” prior season results and review fashion trends, colors and design concepts that we will offer in upcoming seasons. Merchandising selects items for production from the assortment of merchandise designs that are created by the design team. In addition, the Disney Store merchandising and design teams assess characters, are made aware of upcoming movie, DVD and television releases by the Walt Disney Company and attend toy shows and fairs to determine which merchandise to include in the assortment. Then, based upon detail design specifications, including production quantities determined by merchandising and planning, the sourcing team arranges for the issuance of purchase orders and manufacture of the selected items.

Our design and trend teams analyze and interpret current and emerging fashion trends, translating them into a broad selection of merchandise appropriate for upcoming seasons. In addition, our Disney Store design and trend teams evaluate the popularity and relevancy of existing characters, as well as the perceived customer receptivity to new characters, to create a unique and compelling merchandise assortment. Across both brands, work on each of our seasonal lines begins approximately one year before the season. However, the Company maintains, and at times exercises, the ability to develop and deliver product on an expedited timeline. The merchandising process includes purchasing of samples and gathering market intelligence on fashion trends, which involves extensive European and domestic market research, media, trade shows, fashion magazines, the services of fashion and color forecast organizations, and analysis of prior season performance. In addition, at Disney Store, we consult with Disney as part of the normal course of operations to ensure character art and overall brand standards are properly represented. After the design teams present their ideas, the designers, with the direction of merchandising, translate those ideas into a merchandise assortment that reflects the theme of the season. These interpretations include variations in fabric and other materials, product color, decoration, character selection and age-appropriate silhouettes. Potential items are designed using computer aided design technology, which allows for a wide range of style and fashion options. Our sourcing teams and Asian offices coordinate the production of prototype samples which enable our merchandising teams to ensure that our merchandise will properly reflect our design concepts and allow us to get the most accurate understanding of an item. We have also instituted a process that involves working with prototype samples in a simulated in-store environment. This enables our design, merchandising, visual and marketing teams to create a cohesive, well balanced and fresh approach to each season.

The merchandise management teams create a detailed purchasing plan for the season covering each department, category and key item, based on historical, current and emerging category trends. The production process takes approximately five to six months from order confirmation to receipt of merchandise at our distribution facilities. Our planning teams monitor current and projected inventory levels on a weekly basis and analyze sales patterns to predict future demand for various items and categories. We regularly monitor sales and maintain some flexibility to adjust merchandise on order for future seasons or to accelerate delivery of merchandise. Our merchandise allocation teams are responsible for planning and allocating merchandise to each store based on sales levels, merchandise turns and other factors.

Sourcing and Procurement

We combine management’s extensive apparel sourcing experience with a cost-based buying strategy to control merchandise costs, infuse quality features into our product and deliver value to our customers. We believe we have a thorough understanding of the economics of apparel manufacturing, including costs of materials and components. This knowledge enables us to determine the most cost-effective country and manufacturer from which to source each item and obtain high quality at low product cost. With the addition of the Disney Store business, we now source “hardlines” merchandise, including toys and home products, using the same sourcing strategies.

Four times a year, our U.S. sourcing team makes on-site visits to our independent agents and various manufacturers to negotiate product costs, finalize technical specifications for each product and confirm delivery of merchandise manufactured to our specifications. During fiscal 2006, approximately 400 independent manufacturers located primarily in Asia produced merchandise sold at The Children’s Place and Disney Store to our specifications. To support our growing inventory needs and to control merchandise costs, we continue to pursue global sourcing opportunities and consider product quality and cost, reliability of the manufacturer, and service and product lead times, among other factors.

We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars. We are party to agency agreements with commissioned independent agents who oversee production, assist in sourcing and pre-production approval, provide quality inspection and ensure timely delivery of merchandise. During fiscal 2006, we purchased approximately 15% of our products through the support of a commissioned, independent agent in Taiwan, and approximately 15% of our products through an independent Hong Kong-based trading company. This trading company is responsible for procurements from wholly-owned facilities as well as contract manufacturers located throughout Asia. We have developed long-term, continuous relationships with key individual manufacturers and material suppliers, which have yielded numerous benefits, including quality control, low costs, and flexible working arrangements. In addition, we believe our offices in Hong Kong, Shanghai and New Delhi enable us to obtain more favorable material and manufacturing costs and quickly identify and act on new sourcing and supplier opportunities. Our Asian offices also facilitate our prototype sample production and enable us to foster stronger relationships with our suppliers, manufacturers, agents and trading companies. During fiscal 2006, we purchased approximately 50% of our merchandise without the aid of commissioned buying agents or trading companies. Approximately 50% of our goods were sourced from China. Together with our agents and key suppliers, we use tracking systems that enable us to anticipate potential delivery delays in our orders and take action to mitigate the impact of any delays. Using our purchase order, advanced shipping notification and tracking systems, our independent agents and our sourcing department actively monitor the status of each purchase order from order confirmation to merchandise receipt.

To ensure quality and promote consumer confidence in our products, we augment our manufacturers’ testing requirements with our own in-house quality assurance laboratory to test and evaluate fabric, trimming materials and pre-production samples against a comprehensive range of physical performance standards before production begins. The quality control personnel of our Asian offices, independent agents and trading company visit the various manufacturing facilities to monitor and improve the quality control and production process. Our Asian offices enhance our quality control by enabling us to monitor component and manufacturing quality at close range and address related problems at an early stage. With this focus on pre-production quality approval, we are generally able to detect and correct quality-related problems before bulk production begins. We do not accept finished goods until each purchase order receives formal certification of compliance from our own quality assurance associates, agents or appointed third party inspectors.

In addition to our quality control procedures, we administer a social compliance program designed to promote compliance with local legal regulations, as well as ethical and socially responsible business practices. The program involves on-site facility visits by either our social compliance auditors or third party providers, review of documentation, and interviews of facility management and workers. Additionally, our program includes education and training of our associates and our suppliers in order to ensure the sustainability of our program.

Company Stores

Existing Stores.   As of September 1, 2007, we operated a total of 1,217 stores: 889 The Children’s Place stores and 328 Disney Stores in North America. Most of The Children’s Place stores are clustered in and around major metropolitan areas in regional malls, with the exception of 136 strip center, 110 outlet and 48 street stores. All of our Disney Stores are in regional malls with the exception of 19 outlet stores, two strip stores and two street locations. The following table sets forth the number of stores in each state, Puerto Rico and Canadian province as of September 1, 2007:

State	The Children’s Place	Disney Store	Total Number of Stores
Alabama	9	4	13
Arizona	14	6	20
Arkansas	5	1	6
California	79	50	129
Colorado	13	5	18
Connecticut	15	7	22
Delaware	4	3	7
Florida	45	25	70
Georgia	22	6	28
Hawaii	3	1	4
Idaho	1	1	2
Illinois	41	17	58
Indiana	18	7	25
Iowa	6	1	7
Kansas	5	2	7
Kentucky	8	3	11
Louisiana	12	3	15
Maine	4	1	5
Maryland	23	6	29
Massachusetts	25	7	32
Michigan	22	10	32
Minnesota	12	2	14

State	The Children’s Place	Disney Store	Total Number of Stores
Mississippi	6	0	6
Missouri	16	8	24
Montana	1	0	1
Nebraska	3	1	4
New Hampshire	5	3	8
New Jersey	46	15	61
New Mexico	3	2	5
New York	76	20	96
Nevada	7	3	10
North Carolina	21	6	27
North Dakota	1	0	1
Ohio	30	11	41
Oklahoma	3	2	5
Oregon	9	3	12
Pennsylvania	47	20	67
Rhode Island	3	1	4
South Carolina	13	1	14
South Dakota	1	0	1
Tennessee	17	7	24
Texas	55	25	80
Utah	7	0	7
Vermont	1	0	1
Virginia	19	8	27
Washington	12	3	15
West Virginia	1	2	3
Wisconsin	13	3	16
Puerto Rico	14	0	14
Total United States and Puerto Rico	816	312	1,128

Province	The Children’s Place	Disney Store	Total Number of Stores
Alberta	7	3	10
British Columbia	7	1	8
Manitoba	2	1	3
New Brunswick	3	1	4
Nova Scotia	2	1	3
Ontario	35	9	44
Quebec	15	0	15
Saskatchewan	2	0	2
Total Canada	73	16	89
Total Stores	889	328	1,217

Store Type.

The Children’s Place.   Our average Children’s Place store is approximately 4,700 square feet. The majority of our Children’s Place stores are in our “Apple-Maple” prototype, which features light wood floors, fixtures and trim. The store is brightly lit, featuring floor-to-ceiling glass windows that allow our colorful fashions to attract customers from the outside. A customized grid system throughout the store’s upper perimeter displays featured merchandise, marketing photographs and promotions.

During fiscal 2002, we introduced our “Technocolor” store prototype. The unique, fun and bright stores use color to create boutique-like settings that better differentiate the various departments within the store. The stores also feature wider aisles for customers with strollers and more wall space allowing for enhanced merchandise presentation and ease of shopping. As of September 1, 2007, 302 stores were in this format, or approximately 34% of The Children’s Place store base. In fiscal 2007, some of our new stores and remodels (except for outlets) will be in our updated Technocolor store format, and will average approximately 5,500 square feet in size to accommodate our new “store-within-a-store” shoe store which the Company launched during the Back-to-School season. Our street and strip center locations represent approximately 21% of The Children’s Place store base and provide opportunities for further penetration in established markets.

Our typical outlet stores are approximately 6,700 square feet and represent approximately 12% of The Children’s Place store base. Our outlet stores are mostly located in outlet centers and are strategically placed within each market to liquidate clearance merchandise from nearby stores. Given the brand’s value orientation, we also sell an assortment of full-priced merchandise in our outlet stores. We view our outlet business as an important component of our future growth.

Disney Store.   The average Disney Store is approximately 4,700 square feet. As of September 1, 2007, we have several Disney Store formats, as follows:

% of Store Base
Pink and Green	36%
Piperail	30%
Mickey	17%
Millennium	6%
Castle	5%
Outlet*	6%
Total	100%

* Note: Our outlets are in various formats, 13 of which are in the Mickey store format.

Our outlet stores were introduced in fiscal 2005, are approximately 5,500 square feet and have been very successful. Our Mickey stores were also introduced in fiscal 2005. They are brightly lit and feature large red Mickey ears at the entranceway. During fiscal 2006, due to dissatisfaction with the Mickey store prototype from a brand, design, and construction standpoint, we suspended our store renovation program and determined that we would need to remodel numerous Mickey stores. In fiscal 2006 we recorded a $9.6 million charge related to the impairment of 29 such stores, or approximately 41% of the Mickey stores then in operation. We introduced a new store prototype in the third quarter of fiscal 2007 which we believe is a better reflection of the Disney brand. The new Disney Store is modern, durable and features video monitors at both the store’s entrance and the middle of the store. A glittering red mirror chip stone floor is featured at the front of the store, as if to suggest a feeling of being “on stage.” The back of the store features brushed chrome and wood fixtures, hard wood flooring and more intimate lighting, reminiscent of being backstage in a theater.

The Refurbishment Amendment we entered into with Disney in August 2007 commits us to remodel by the end of fiscal 2011 a total of 236 existing Disney Stores into our new store prototype. The first seven remodels must be completed by December 31, 2007, with an additional 49, 60, 70 and 50 stores required to be remodeled during each of fiscal 2008, fiscal 2009, fiscal 2010, and fiscal 2011, respectively. Under the terms of the Refurbishment Amendment, we agreed to open at least 18 new Disney Stores using the new store prototype by the end of fiscal 2008, and we have the right to open up to a specified number of additional new stores using the new store prototype during each fiscal year. In addition, under the terms of the Refurbishment Amendment, we are obligated to complete a “maintenance refresh” program in approximately 165 Disney Stores by June 30, 2008, including the flagship store located on Michigan Avenue in Chicago, which was completed on September 12, 2007. Some of the stores that are refreshed will subsequently be remodeled into the new store prototype. Refer to Item 7.—Management’s Discussion and Analysis for further discussion of the Refurbishment Amendment.

Store Operations

Our store operations are organized into ten and six regions for The Children’s Place and Disney Store, respectively. For The Children’s Place brand, we have two Zone Vice Presidents who oversee our operations and to whom regional managers report. At this time, the Disney Store business does not have Zone Vice Presidents. For both brands, a regional manager oversees each region and has several district managers reporting to him or her. Each district manager is responsible for approximately eight to ten stores, on average. Our stores are staffed by a store management team and approximately 10 part-time sales associates, with additional part-time associates hired to support seasonal needs. Across both brands, our store leadership teams spend a high percentage of their time on the store selling floors providing direction, motivation, and development to store personnel. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures and controls. In order to motivate our store leadership, we offer a monthly incentive compensation plan that awards bonuses for exceeding goals.

Store Expansion Program

To determine the location of new stores, we conduct onsite visits and analyses of potential store sites, taking into account the performance of our stores and other retailers in the area, as well as the demographics of the surrounding area. In addition, we consider the store’s location relative to consumer traffic patterns and proximity to other children’s retailers.

The Children’s Place.   During fiscal 2006, we opened 69 stores and closed five, compared to opening 55 stores and closing three in fiscal 2005. We plan to open approximately 60 stores and remodel approximately 21 Children’s Place stores in fiscal 2007. Over time, we believe The Children’s Place brand can grow to approximately 1,200 stores across the United States, Canada and Puerto Rico.

Our new store return on investment (defined as the return on investment for stores in which the then current fiscal year was their first full year of operation) for The Children’s Place chain for fiscal 2006, 2005 and fiscal 2004 approximated 87%, 81% and 87%, respectively. We define return on investment as store level operating cash flow for new stores divided by new store investment. Store level operating cash flow for new stores is comprised of direct store contribution before the amortization of deferred rent and depreciation and amortization expense. We believe new store return on investment is a relevant measurement for assessing performance because it shows how quickly our investment in new stores becomes available for reinvestment. However, it is not a measure determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and should not be considered by investors as an alternative to operating income or net income as an indicator of our performance. The new store return on investment disclosed here is not necessarily comparable to new store return on investment disclosed by other companies because new store return on investment is not uniformly defined.

Fiscal 2006 average store level operating cash flow for new stores approximated $407,000, a 3% decrease compared to fiscal 2005. Average store investment includes store capital expenditures, initial inventory and pre-opening costs less lease incentives and an estimate for merchandise payables. Fiscal 2006 average new store investment approximated $466,000, an 11% decrease from fiscal 2005. This decrease in average new store investment primarily reflects lower construction costs. Fiscal 2006 new stores had average net sales of approximately $1.5 million, a 6% decrease compared to fiscal 2005, which reflects lower sales at our outlet stores as well as outlets comprising a smaller percentage of our new store base compared to the prior year.

New ‘Store-within-a-Store’ Children’s Place Shoe Store. In fiscal 2007, we launched a new ‘store-within-a-store’ shoe store during the back-to-school season. We believe there is a void in the marketplace for fashionable, high quality children’s shoes at a value price. We have begun a 50 store rollout of the concept in fiscal 2007, and we will also offer our expanded shoe offering on our childrenplace.com website. Stores that carry the expanded shoe assortment will measure approximately 1,000 square feet larger than a typical store.

Disney Store.   In fiscal 2006 we opened 19 Disney Stores, closed eight, and remodeled 14, compared to opening 18, closing seven and remodeling 31 in fiscal 2005. Our store growth plans in fiscal 2007 include opening approximately 15 Disney Stores. Of these 15 new stores, approximately 11 will be outlet stores, a growth opportunity for the Disney Store business. In addition, we are required to remodel seven Disney Stores to a new store prototype by December 31, 2007, to open at least 18 new Disney Stores using the new store prototype by the end of fiscal 2008, and to complete a maintenance refresh program in approximately 165 Disney Stores by June 30, 2008. Over time, we believe the Disney Store chain can grow to approximately 600 stores across North America.

Our new store return on investment (defined as the return on investment for stores in which the then current fiscal year was their first full year of operation) for the ten Disney Stores for which fiscal 2006 was their first full year of operation approximated 62%. This is the first year we are calculating return on investment for our Disney Stores since there were no new Disney Stores opened by us prior to fiscal 2005. Fiscal 2006 average store level operating cash flow for the 10 new Disney Stores approximated $371,000. Average store investment approximated $599,000 and included store capital expenditures, initial inventory and pre-opening costs less lease incentives and an estimate for merchandise payables. Average net sales for these 10 Disney Stores for which fiscal 2006 was their first full year of operation were approximately $2.5 million.

Seasonality

Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales at The Children’s Place and upon Halloween sales at Disney Store. Our fourth quarter results are heavily dependent upon sales during the holiday season. For more information regarding the seasonality of our business, refer to Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality.

Internet Sales

We believe the Internet is an effective sales, merchandising and marketing channel for our brands and is also effective in generating new customers from the portion of the U.S. population that may not have access to our store locations or who prefer to shop online. Our Internet business represented approximately 2.6% of The Children’s Place sales in fiscal 2006, compared to 2.3% of sales in fiscal 2005. This profitable business continues to grow at a rapid rate and we believe it is an integral part of our customer service and brand awareness strategies.

Beginning in July 2007, our Hoop subsidiaries commenced Internet commerce operations through an alliance with a Disney affiliate in which Disney Store merchandise is sold on the disneyshopping.com website. Customers can find our Disney Store merchandise at www.disneystore.com or www.disneyshopping.com. We anticipate entering into a formal amendment to the License Agreement relating to this Internet business. It is anticipated that this amendment to the License Agreement will supersede our obligation to launch our own Disney Store Internet store, which pursuant to the License Agreement, as modified by certain letter agreements, we are required to launch by January 31, 2008.

Marketing

We strive to enhance our brands’ reputation and image in the marketplace and build recognition and equity by marketing our image, product and value message primarily through our store front windows, direct mail, in-store marketing, magazine advertising and “The Children’s Place” private label credit card. Our direct mail marketing programs are designed to increase sales, promote brand loyalty and create customer excitement. In fiscal 2006, we increased the frequency and depth of our direct mail campaigns which drove sales and traffic. We also increased magazine advertising as a means to communicate The Children’s Place brand message to new and existing customers. We believe our Disney Store business benefits from Disney’s substantial advertising efforts.

We view The Children’s Place private label credit card as an important marketing and communication tool. Pursuant to a merchant services agreement, private label credit cards are issued to our customers for use exclusively at The Children’s Place stores, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Our private label credit card accounts for approximately 11% of The Children’s Place net sales. We believe that our private label credit card promotes affinity and loyalty among those customers who use the card and facilitates communication with such customers through delivery of coupons and promotional materials.

Logistics

We currently support both The Children’s Place stores and Disney Stores with a leased 525,000 square foot distribution center in South Brunswick Township, New Jersey; a leased 250,000 square foot distribution center in Ontario, California; a leased 95,000 square foot distribution center in Ontario, Canada; and an owned 700,000 square foot distribution center in Ft. Payne, Alabama, which we opened in August 2007 to support projected growth at both brands. Our distribution centers utilize automated warehouse systems, which employ radio frequency technology and automated conveyor systems. Our approximately 150,000 square foot leased fulfillment center in Secaucus, New Jersey is used to support our Internet business. In addition, we operate other leased facilities on a seasonal basis to support warehousing needs.

Competition

The children’s apparel, toy and media retail markets are highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.); The Gymboree Corporation; Too, Inc.; Babies “R” Us and Toys “R” Us (each of which is a division of Toys “R” Us, Inc.); J.C. Penney Company, Inc.; Sears (a division of Sears Holdings Corporation); Kohl’s and other department stores as well as discount stores such as Wal-Mart Stores, Inc.; Target Corporation; and K-Mart (a division of Sears Holdings Corporation). In addition, stores like Stride Rite and Payless, as well as smaller shoe retailers, will compete with the Company’s new store-within-a-store shoe store in 2007. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. Our Disney Store business competes with the Disney theme parks and with third parties selling Disney-branded merchandise under license. In addition, media items such as compact discs and DVDs can be purchased in virtually every retail channel. One or more of our competitors are present in substantially all of the areas in which we have stores.

We believe we have the principal factors to compete effectively in our markets: fashionable, high quality merchandise at value prices, compelling merchandise assortments, brand name recognition, good customer service, and easy-to-shop store environments.

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

The trademarks and copyrights used in the Disney Store business are licensed by Hoop from Disney for use by the Disney Store so long as the License Agreement remains in effect.

Employees

As of September 1, 2007, we had approximately 25,400 employees, of whom approximately 1,800 are based at our corporate headquarters in Secaucus, New Jersey; our Disney Store office in Pasadena, California; our distribution centers; and international offices. We have approximately 4,200 full-time store employees and approximately 19,400 part-time store employees. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees. In addition, as of September 1, 2007, we employed approximately 7,400 seasonal part-time employees.

Internet Access to Reports

We are a public company and are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

Our website address is http://www.childrensplace.com. We make available, without charge, through our website, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. References in this document to our website are not and should not be considered part of this Report, and the information on our website is not incorporated by reference into this Report.

We also make available our corporate governance materials, including our code of business conduct, on our website. If we make any substantive amendments to our code of business conduct or grant any waiver, including any implicit waiver, from a provision of the code to our CEO, Chief Financial Officer (“CFO”) or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a Current Report on Form 8-K.

ITEM 1A.—RISK FACTORS

Investors in the Company should consider the following risk factors as well as the other information contained herein:

A material breach of the License Agreement and certain other events could result in termination of the License Agreement.

 Upon the occurrence of certain specified events, Disney has the right to terminate the License Agreement. These events include, but are not limited to:

•                  An uncured breach of a royalty payment due under the License Agreement;

•                  Three or more uncured breaches by our subsidiaries of the provisions of the License Agreement relating to use of Disney’s intellectual property (or five or more breaches of these provisions, whether cured or uncured);

•                  Any uncured material breach by our subsidiaries of certain other specific provisions of the License Agreement;

•                  Five or more uncured material breaches of the remaining provisions of the License Agreement (or seven or more material breaches of such remaining provisions, whether cured or uncured);

•                  A prohibited transfer of our rights under the License Agreement or a prohibited change of control (as defined in the License Agreement);

•                  Conduct on our part that is generally viewed by the public as offensive or reprehensible and which results in a material impairment or diminution of the good name, image or brand of Disney or its properties;

•                  A material breach by our parent company of the provisions of its guaranty and funding commitments;

•                  Material misrepresentations by us in the License Agreement;

•                  Bankruptcy or insolvency of Hoop or The Children’s Place Retail Stores, Inc. or any affiliate engaged in the Disney Store business;

•                  Certain defaults by Hoop with respect to any outstanding indebtedness (other than under unsecured indebtedness in an amount less than $500,000);

•                  The entry of a final judgment against Hoop greater than $35 million;

•                  Uninsured losses by Hoop exceeding a threshold amount;

•                  Breaches of certain other contractual commitments by Hoop; and

•                  A breach of the Refurbishment Amendment to the License Agreement.

Some of these events may be beyond our control. As noted above, if the License Agreement is terminated, Disney may, at its option, require us to sell all or a portion of the Disney Store business to Disney or one of its affiliates or to a third party at a price to be determined by appraisal and/or to rapidly wind down the remaining Disney Store business in an orderly manner, within six months.

A breach of the Refurbishment Amendment could adversely affect us and jeopardize our ability to continue operating the Disney Store business.

In June 2007, we entered into a June Letter Agreement with Disney to address an assertion by Disney that we had committed numerous material breaches of the License Agreement, entitling Disney to exercise its rights and remedies under the License Agreement, including termination of the License Agreement. The June Letter Agreement, among other things, set forth a detailed timetable for submission of construction plans and completion dates for store remodels.

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

During August 2007, we and Disney executed the Refurbishment Amendment, which incorporated the terms of the June Letter Agreement, as modified by our mutual agreement during August. The Refurbishment Amendment by its terms superseded the June Letter Agreement and took effect retroactively as of June 6, 2007, the original effective date of the June Letter Agreement. The Refurbishment Amendment provides that our compliance in full with its terms will constitute a cure of the breaches identified in the Refurbishment Amendment and that, so long as the Refurbishment Amendment is not terminated, Disney will forbear from exercising any rights or remedies it would have under the License Agreement based on the breaches identified in the Refurbishment Amendment. The Refurbishment Amendment suspends the remodel obligations in the License Agreement for the approximately 4.5 year term of the Refurbishment Amendment. In lieu of those provisions, the Refurbishment Amendment requires us to:

•                  Remodel by specified deadlines through the end of fiscal 2011 a total of 236 existing Disney Stores;

•                  Complete a “maintenance refresh” program in approximately 165 Disney Stores by June 30, 2008; and

•                  Open at least 18 new Disney Stores using the new store prototype by the end of fiscal 2008.

In accordance with the Refurbishment Amendment we have committed $175 million, on a consolidated basis, to remodel and refresh the stores as noted above through fiscal 2011, and have committed approximately $12 million to open new stores through fiscal 2008.

Like the June Letter Agreement, the Refurbishment Amendment states that, if we fully comply with the terms of the Refurbishment Amendment, Disney will forbear from exercising any rights or remedies that it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the Refurbishment Amendment. However, under the terms of the Refurbishment Amendment, if we violate any of the provisions of the Refurbishment Amendment, Disney will have the right to terminate its forbearance under the Refurbishment Amendment, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including possibly terminating our license to operate the Disney Stores based on the occurrence of multiple breaches and claiming breach fees, as if the Refurbishment Amendment had not been executed. The Refurbishment Amendment also states that, if we breach any of the provisions of the Refurbishment Amendment on three or more occasions and Disney has not previously exercised its right to terminate the Refurbishment Amendment, we will be required to make an immediate payment of $18.0 million to Disney with respect to the breach fees called for by the License Agreement. If we violate any of the provisions of the Refurbishment Amendment on five or more occasions, Disney will have the right to immediately terminate the License Agreement, without any right on our part to defend, counterclaim, protest or cure. It should be noted that the Refurbishment Amendment addresses only those breaches specifically enumerated therein. Disney continues to retain all its other rights and remedies under the License Agreement with respect to any other breaches.

We believe that we will be able to perform our obligations under the Refurbishment Amendment as and when required. However, because our ability to meet these obligations will depend on numerous factors, some of which are beyond our control, there can be no assurance that we will be able to fully comply. Like the June Letter Agreement, the Refurbishment Amendment does not excuse us from compliance with these requirements should there be events or developments that may be beyond our control, such as contractor delays, delays in landlord or regulatory approval, natural disasters or acts of war or terrorism. Our diligent efforts may not be adequate to enable us to obtain all required approvals under the Refurbishment Amendment or to comply with every requirement or meet every deadline imposed on us under the Refurbishment Amendment. In the event we are unable to comply with any of our obligations when required, we would be in breach of our agreements with Disney, entitling Disney to exercise its remedies under the Refurbishment Amendment and the License Agreement. In the event such breaches occur, there can be no assurance that we will be able to obtain waivers or other relief from Disney, if needed, to avoid our being required to make the $18.0 million payment to Disney and prevent a termination of the Refurbishment Amendment or the License Agreement. In addition, any breach by us of our agreements with Disney (even if subsequently waived by Disney) would constitute a cross-default under the secured loan agreement for the Disney Store chain, entitling the lenders to exercise their contractual remedies. There can be no assurance that we will be able to obtain waivers, if needed, from our lenders in the event of any future breaches of the Refurbishment Amendment or the License Agreement.

A change in control of the Company resulting from an acquisition proposal or attempt may permit Disney to terminate the License Agreement, compelling the Company to promptly sell or wind down the Disney Store business, and may cause an event of default under one or more of the Company’s debt instruments.

Under the terms of our License Agreement for The Disney Store, a direct or indirect change in control of The Children’s Place Retail Stores, Inc. or our subsidiaries that operate the Disney Store business (as defined in the License Agreement) would permit Disney to terminate the License Agreement if the new controlling person or entity was not a “Qualified Person” as defined in the License Agreement. Because the definition of  “Qualified Person” includes both objective and subjective elements, the License Agreement affords Disney considerable discretion to determine, in its sole judgment, whether an individual or entity acquiring control of the Company, and thereby the Disney Store operator, is a Qualified Person. The uncertainty surrounding this provision may deter third parties from seeking to acquire the Company or our Disney Store business, even if such a transaction would be beneficial to our stockholders. Moreover, there can be no assurance that any particular person or entity, or group of persons and entities, that might desire to acquire a controlling interest in the Company would be considered a Qualified Person by Disney. In particular, our former Chairman and CEO, Mr. Ezra Dabah, who is also one of our major stockholders and a member of our Board, has publicly stated that he is considering the possibility of making an offer, in combination with others, to acquire the Company, but there can be no assurance that Disney would deem Mr. Dabah or any other parties with whom he may be acting to be “Qualified Persons.” In the event that Disney were to determine that a new controlling person of the Company did not qualify for this purpose, Disney would have the right to terminate the License Agreement, subject to a right on the part of the Company under certain circumstances to attempt to arrange a prompt sale of the Disney Store to a party deemed to be a “Qualified Person.” Following a change of control of the Company (and assuming the Company were not able to arrange a prompt sale of the Disney Store business to a Qualified Person on terms acceptable to the Company under the limited circumstances when such a sale were permitted), if Disney were to exercise its right to terminate the License Agreement, the Company would be required, as described above, at Disney’s election, either to sell all or a portion of the Disney Store business at its then-appraised value to Disney or third party approved by Disney, and/or to wind down the remaining Disney Store business in an orderly manner within a six-month period.

In addition, under our credit facilities, an event of default is deemed to occur upon the occurrence of a change in control (as defined in each of our credit facilities). An acquisition of the Company by Mr. Dabah, acting alone or in combination, or by any other party could result in such an event of default. There can be no assurance that any such event of default would be waived by the Company’s lenders. If such a waiver was needed but could not be obtained, we would be required to repay in full the outstanding indebtedness under these credit facilities, and there can be no assurance we would have funds available to make such repayment.

If the License Agreement for the Disney Store were to be terminated, we could be required to sell the Disney Store to Disney or to a buyer selected by Disney and/or to wind down the remaining Disney Store business in an orderly manner within six months. Under these circumstances our subsidiaries that operate the Disney Store business would have significant financial and other obligations to Disney, lenders, landlords, vendors and other third parties and might not be able to avoid bankruptcy proceedings.

We operate the Disney Store business in North America pursuant to the License Agreement between our subsidiaries, Hoop, and a subsidiary of The Walt Disney Company. If certain material breaches by us under the License Agreement were to occur, or if we were to experience a change of ownership of a type not permitted by the License Agreement, or if certain other events were to occur, Disney would have the right, among other things, to terminate the License Agreement. Any such material breach or any termination of the License Agreement would constitute an event of default under the secured credit facility for the Disney Store business, permitting our lenders to accelerate the amounts due. Upon any termination of the License Agreement, Disney could require us to sell all or a portion of the Disney Store business to Disney or one of its affiliates, or to a third party selected by Disney, at a price to be determined by an average of independent appraisals. While any such potential sale was pending, we would be required to continue operating the Disney Store business in the ordinary course.

In the absence of any such sale (or in the case of a partial sale), we would be obligated to wind down the remaining Disney Store business in an orderly manner over a six-month period in accordance with the wind-down provisions in the License Agreement, as amended by the Refurbishment Amendment. As part of any such wind-down, we would cancel any outstanding merchandise purchase orders that may be cancelled without a monetary penalty. In addition, the License Agreement imposes significant restrictions on the actions that we or our secured lenders (or any inventory liquidation firm that may be engaged to assist in such wind-down) may take to wind-down the Disney Store business. Among other things, the License Agreement prohibits us from promoting a “going out of business” or “liquidation sale” or from selling any Disney merchandise through distribution channels other than the Disney Stores and the Disney Store website. These restrictions may interfere with our ability to liquidate all Disney merchandise by the end of the six-month wind-down period on favorable terms, if at all. Any remaining Disney merchandise not sold by the end of the wind-down period must be destroyed and would be of no value.

In addition, if we were required to wind down the Disney Store business, Hoop would remain liable to Disney for royalties on sales of Disney merchandise through the end of the wind-down period and for any other amounts owed to Disney (such as contractual breach fees). These subsidiaries would also have substantial liabilities under Disney Store leases and for payments due to vendors, including obligations under non-cancellable purchase orders for Disney merchandise (the amount of which fluctuates based on seasonality), as well as obligations to repay outstanding amounts under the credit facility supporting the Disney Store business. By way of example, as of February 3, 2007, the total liability of Hoop under Disney Store leases through fiscal 2022 was approximately $345.2 million and the total liability of Hoop under outstanding purchase orders for merchandise was approximately $131.4 million.

In the case of a wind-down, Hoop might be unable to comply with all of their payment obligations to Disney, lenders, landlords, vendors and other third parties, in which case creditors of these subsidiaries might elect to commence involuntary bankruptcy proceedings or our subsidiaries might not be able to avoid voluntarily seeking bankruptcy protection. In the event of bankruptcy proceedings with respect to Hoop, creditors of Hoop may seek to have our parent company, The Children’s Place Retail Stores, Inc., held liable for certain obligations of Hoop.

 Our parent company has expressly committed to contribute $175 million to Hoop as needed for store remodeling and renovation in accordance with the Refurbishment Amendment and $50 million (subject to increase in certain circumstances), if needed for the ongoing business of Hoop. Our parent company has also guaranteed $25 million of Hoop’s payment obligations to Disney.

Our agreements with Disney may require us to make additional investments in the Disney Store business, which could require us to seek external sources of funds or to reduce the amount of capital expenditures we make in The Children’s Place business.

The License Agreement requires the Disney Store business to maintain the stores according to the highest standards prevailing in the specialty retail industry and to otherwise fund its operations, including making royalty payments to Disney. Should the Disney Store business be unable to meet these obligations on its own, we are contractually obligated under the Guaranty and Commitment to invest up to an additional $50 million to enable it to comply with the License Agreement. In addition, the Refurbishment Amendment with Disney, entered into in August 2007, commits us, on a consolidated basis, to a remodel and refresh program for certain Disney Stores through fiscal

2011 at a total cost which we have estimated at $175 million, which our Board has approved. To the extent that the Disney Store business is unable to fund this remodel and maintenance refresh program, or otherwise fund its operations, The Children’s Place would be required to invest additional funds, not to exceed certain annual and aggregate maximum amounts under our credit facility, in the Disney Store business, which might require us to reduce our capital expenditures in The Children’s Place business or seek external sources of funds. If we are unable to generate sufficient funds to meet our Disney Store business funding obligations or are unable to obtain funds through external sources, we may be in violation of the License Agreement and the Refurbishment Amendment, in which event Disney may exercise one or more of its rights and remedies, including termination of the License Agreement. If the License Agreement is terminated, Disney may, at its option, require us to sell or wind down the Disney Store business. Upon any exercise of remedies by Disney, our financial position, results of operations and cash flows would be materially adversely impacted. For a more detailed description of the risks involved in a sale or wind down of the Disney Store business, please refer to the previous risk factor of this Form 10-K above.

We expect in the next 12 months that The Children’s Place business will need to provide additional capital to the Disney Stores to remain in compliance with the store remodel requirements under the License Agreement as modified by the Refurbishment Amendment.

If we are unable to reposition Disney Store, our results of operations and cash flows will be adversely impacted.

A significant portion of our future success involves developing and growing the Disney Store business. The realization of any revenue growth, cost savings or synergies will depend largely upon our ability to:

•       Remodel and update the current store fleet and successfully operate the stores;

•       Execute our strategies for Disney Store without adversely impacting the existing The Children’s Place business;

•       Source hardlines merchandise at favorable prices; and

•       Secure additional merchandise cost reductions from vendors and suppliers.

There can be no assurance that we can successfully operate the Disney Stores in accordance with the terms of the License Agreement, including taking the steps necessary to obtain all required consents and approvals thereunder. In addition, there can be no assurance that we can successfully execute any of the actions above or that our strategies for Disney Store will achieve the results necessary to generate profits. If we cannot successfully execute the Disney Store growth strategy, our results of operations will be adversely impacted.

Our segregation of working capital and credit facilities could lead to a liquidity need in one business despite adequate liquidity on a consolidated basis.

The terms of the License Agreement and/or our credit facilities, among other things, restrict the commingling of funds between The Children’s Place and the Disney Store businesses and restrict borrowings and certain distributions among The Children’s Place and the Disney Store businesses. Therefore, we segregate all cash receipts and disbursements, investments, credit facility borrowings and letter of credit activity. This segregation could lead to a liquidity need in one business while there is adequate liquidity in the other business, and there is no guarantee that if such a liquidity need were to arise we would have the ability to make the appropriate intercompany distributions. In addition, there can be no guarantee that external funds would be available in a timely manner, at an appropriate cost or in a manner that would meet the requirements of the parties to the License Agreements or our credit facilities. If either of our businesses is unable to generate sufficient funds to meet its own needs and is unable to obtain funds from the other business or through external sources, our financial position, results of operations and cash flows could be materially adversely impacted.

Restrictions on our Disney Store business to issue dividends to The Children’s Place Retail Stores, Inc. could lead to our inability to re-allocate capital on a consolidated basis.

Hoop cannot pay dividends to The Children’s Place Retail Stores, Inc. unless the proposed dividend payment exceeds certain cash flow or net working capital calculations defined in the License Agreement. In addition to meeting these requirements, any dividend payment requires approval from Hoop’s independent directors or a written certification from our CFO certifying to Disney that these conditions have been satisfied. We also are restricted by our lenders from making any dividends from Hoop to The Children’s Place, other than to recover the funds we invested in connection with our obligations arising from our acquisition of the DSNA Business or we will invest in connection with the Refurbishment Amendment. Accordingly, even if we satisfy the requirements to make a dividend under the License Agreement, prior to making any such dividend, we may still be required to obtain a waiver from our lenders. Based on these restrictions, we do not foresee Hoop declaring a dividend payment to The Children’s Place within the next 12 months for either the recovery of our initial purchase price investment of the DSNA Business or any additional future investments we make in Hoop, including any investments made to support the capital expenditure commitments of Hoop pursuant to the License Agreement, as modified by the Refurbishment Amendment. Therefore, we cannot rely on any of Hoop’s capital to fund investments in The Children’s Place or in our foreign subsidiaries.

Because we are not current in our filings with the SEC, our common stock may be delisted from the Nasdaq Global Select Market, in which event we may suffer adverse business consequences.

As we did not timely file our Quarterly Reports on Form 10-Q for the quarters ended July 29, 2006 and October 28, 2006, our Annual Report on Form 10-K for fiscal 2006, and our Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007 (collectively, the “Required Reports”), we have been out of compliance with the reporting requirements of the SEC and the Nasdaq Select Market (“Nasdaq”) for more than one year. Although we have now filed this Annual Report on Form 10-K for fiscal 2006 and our Quarterly Reports on Form 10-Q for the second and third quarters of fiscal 2006, we have not yet filed our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007. Consequently, we continue to be in violation of the reporting requirements under the Exchange Act and the Nasdaq listing rules.

We have received various determination letters from the Staff of Nasdaq stating that, because we have not been in compliance with Nasdaq listing requirements, our common stock is subject to delisting. Since September 2006 we have been in contact with the Nasdaq Listing Qualifications Panel, Nasdaq’s Listing and Hearing Review Council, and the Board of Directors of the Nasdaq Stock Market LLC (the “Nasdaq Board”) regarding our inability to comply with Nasdaq’s listing requirements and when we might be able to again become compliant. The last communication we received from Nasdaq on this issue was from the Nasdaq Board on November 9, 2007 stating that we had until January 9, 2008 to file all of the Required Reports in order to regain compliance with Nasdaq’s listing requirements. If we have not regained compliance prior to that time, we will need to explain to the Nasdaq Staff the reasons for our inability to do so, in order for the Nasdaq Board to consider whether any further extension is warranted. We still need to file our Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007 before we will have filed all of the Required Reports. There is no assurance that we will be able to meet the January 9, 2008 deadline, and if we do not, there is no assurance that the Nasdaq Board will grant the Company additional time to become compliant. If we fail to come into compliance by January 9, 2008 or any extended deadline approved by Nasdaq, we anticipate that the Company’s shares will be delisted from Nasdaq.

If Nasdaq ceases to grant us extensions to file our periodic reports, a delisting of our common stock would have a material adverse effect on us by, among other things:

•                  Reducing the liquidity and market price of our common stock; and

•                  Reducing the number of investors willing to hold or acquire our common stock, thereby restricting our ability to obtain equity financing.

In addition, Nasdaq listing rules require that all issuers solicit proxies and hold an annual meeting of its shareholders within 12 months of the end of the issuer’s fiscal year end. In order for us to comply with this rule, we must hold our annual meeting of shareholders for the fiscal year ended February 3, 2007, no later than February 3, 2008. In addition, we must be current in our SEC filings before we can solicit proxies for such annual meeting of our shareholders. Accordingly, if we are unable to become current in our SEC filings in sufficient time for us to solicit proxies for an annual meeting of our shareholders by February 3, 2008, or if we otherwise fail to hold such meeting by February 3, 2008, the Company’s shares could be delisted from Nasdaq.

Our failure to be current in our filings with the SEC poses other significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

Because of our failure to timely file our periodic reports with the SEC, we are subject to various risks in addition to the possible delisting of our common stock. These additional risks include the following:

•                  A breach of our credit facilities would allow our lenders to declare our outstanding loans due and payable in whole or in part. So far, our lenders have waived these breaches but there can be no assurance that they will grant any additional waivers, if requested;

•                  An inability to make offerings pursuant to existing Form S-8 registration statements covering our employee stock plans. Accordingly, we are restricted in our ability to issue new stock options or other equity awards to our employees and our employees are unable to exercise their outstanding options;

•                  An inability to have a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering a public offering of securities declared effective by the SEC. Therefore, we cannot offer and sell freely tradable securities, which prevents us from accessing the public capital markets, should we desire to do so; and

•                  Our failure to meet our reporting obligations under the Exchange Act is a violation of Section 13(a) of the Exchange Act and could subject us to SEC investigations and enforcement actions, which could result in injunctions and monetary penalties.

Accordingly, our inability to timely file our periodic reports with the SEC could have an adverse impact on our ability to (i) access our credit facilities, (ii) attract and retain key employees, and (iii) raise funds in the public markets, and any of these events could materially and adversely affect our financial condition and results of operations.

In addition, we have lost for at least the next 12 months our status as a “well known seasoned issuer,” including the registration advantages associated with such status even if we become current with our delinquent filings with the SEC. As a result, we will not be able to register any new shares of our securities on certain short-form registration statements under the Securities Act, such as Forms S-3, until we have filed all reports required under the Exchange Act for a continuous period of 12 months.

Because the trading price of our common stock has significantly declined over the last year, it is possible that one or more parties may consider seeking to acquire the Company. There is no assurance that any proposal to acquire the Company will be made or that a sale of the Company will occur, nor has our Board determined that a sale of the Company is advisable. In the event that a sale of the Company were to occur, it is likely that following such sale our public stockholders would no longer have the benefits of ownership of our common stock.

In light of the significant decline in our stock price over the last 12 months, it is possible that one or more parties may be interested in making an offer to acquire the Company. In particular, our former Chairman and CEO, Ezra Dabah, who is also one of our major stockholders and a member of our Board, publicly stated in a Schedule 13D he filed with the SEC on October 15, 2007 that he is considering the possibility of making an offer, in combination with others, to acquire the Company and that he intends to discuss a possible acquisition of the Company with potential private equity sponsors and strategic buyers. While the Company may be approached by other parties in addition to Mr. Dabah, there can be no assurance that any proposal to acquire the Company will be made by Mr. Dabah or any other party or as to the terms of any such proposal that may be made. At this time, our Board has not made any determination to seek offers for the sale of the Company. However, consistent with its fiduciary duties, our Board has engaged an investment banking firm to act as its financial advisor in undertaking a review of strategic alternatives to improve operations and enhance shareholder value. As part of this review, our Board and management are assessing a wide variety of options to improve our business, including, but not limited to, opportunities for organizational and operational improvement, a possible recapitalization, or other transactions. The Board has not set any specific timeline for the completion of this strategic review, and there is no assurance that, as a result of this review, the Board will decide to change the Company’s course of action or engage in any specific transaction.

In the event that Mr. Dabah, either acting alone or in combination with others, or any other party were to make an offer to acquire the Company, the analysis and any negotiations relating to any such offer will likely require substantial time and attention of the Company’s Board and senior management that could distract them from focusing on the Company’s business, as well as result in significant expense to the Company. Mr. Dabah has stated that he may commence a proxy fight to elect one or more directors to our Board. Any actions that may be taken by Mr. Dabah could require time and attention of our management and may involve significant expense on the part of the Company.

In the event that a sale of the Company were to occur, this could constitute a “going private” transaction, following which we would become a private company whose common stock would no longer be publicly traded, and we would no longer be subject to the periodic reporting requirements of the Exchange Act. If this were to occur, our current public stockholders would be selling their shares and would no longer have an opportunity to benefit from any future appreciation in the value of our stock or any of the other benefits of ownership of our common stock.

We have identified material weaknesses in our internal control over financial reporting as of February 3, 2007 that, if not remedied effectively, could result in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis in future periods.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our management evaluated the design and effectiveness of our internal control over financial reporting as of February 3, 2007 and identified three material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the following three material weaknesses, management has concluded that our internal control over financial reporting was not effective as of February 3 2007:

•                       In connection with its internal investigation of option granting practices, the Company found that it did not maintain appropriate governance and other internal controls relating to its option grants. Management has determined that the lack of adequate controls over the granting of stock options and the related documentation constituted a material weakness, which resulted in the use of incorrect accounting measurement dates for certain stock option grants and related errors in recording compensation expense of $11.2 million between fiscal 1998 and the first quarter of fiscal 2006.

•                       Our evaluation concluded that, although policies and procedures appropriate for a strong control environment were designed and in large part instituted, the Company has not been successful in ensuring overall adherence to them to the degree necessary for maintenance of a fully effective control environment. Management specifically considered the deficiencies in the Company’s stock option granting practices discussed above, violations during fiscal 2006 of the Code of Business Conduct by two members of senior management, and certain other deficiencies noted in adherence during the year to good control practices by certain members of senior management, in reaching its conclusion that collectively, the problems found in these areas reflected a material weakness in our internal control environment.

•                       Due to lack of resources and the diversion of resources to the stock option investigation and the resulting restatement of our financial statements, the Company did not maintain effective controls over the period-end financial close and reporting processes. As a result, the Company identified a number of adjustments to its 2006 financial statements after their normal release date. Due to the potential effect on financial statement balances and disclosures, and the importance of the financial closing and reporting processes, management has concluded that, in the aggregate, these deficiencies result in a material weakness in the Company’s financial close and reporting process.

For further information about these material weaknesses, please see Item 9A.—Controls and Procedures” included elsewhere in this Annual Report on Form 10-K. Because of these material weaknesses, management concluded that, as of February 3, 2007, our internal control over financial reporting was not effective.

We have implemented and continue to implement a number of remedial measures designed to address the material weaknesses identified as of February 3, 2007. If these remedial initiatives are insufficient to address the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, and we may be subject to litigation. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of future management evaluations regarding the effectiveness of our “internal control over financial reporting” that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control deficiencies could also cause investors to lose confidence in our reported financial information.

We have experienced deterioration in our sales and profitability. If we are unable to anticipate and respond to merchandise trends, we may continue to suffer adverse business consequences, including loss of revenue.

We have experienced deterioration in our sales and profitability. Our continued success will depend in part on our ability to anticipate and respond to fashion trends and consumer preferences. Our design, manufacturing and distribution process generally takes up to one year, during which time fashion trends and consumer preferences may change. Failure to anticipate, identify or respond to future fashion trends may continue to adversely affect customer acceptance of our products or require substantial markdowns, which could continue to have a material adverse effect on our business.

Management and the Board are in the process of assessing the business and are re-evaluating its inventory strategy. Steps are being taken to reduce inventory levels where possible. Given the Company’s merchandise buying lead times, it will likely take several quarters to make adjustments to the extent they are necessary.

Changes in comparable store sales results from period to period could have a material adverse effect on the market price of our common stock.

Numerous factors affect our comparable store sales results, including, among others, merchandise assortment, retail prices, fashion trends, weather conditions, macro-economic conditions, the retail sales environment and our success in executing our business strategy. During fiscal 2006, we reported a comparable store sales increase of 11%, on top of a 9% comparable store sales increase achieved during fiscal 2005. Our monthly comparable store sales results have fluctuated significantly in the past and we anticipate that our monthly comparable store sales will continue to fluctuate in the future. Moreover, comparable store sales for any particular period may decrease in the future. Further, Disney Stores’ comparable stores sales results may be more volatile than those of The Children’s Place given one time events that occur from year to year such as major theatrical movie or DVD releases. The investment community often follows comparable store sales results closely and significant fluctuations in these results may affect the price of our common stock. Any variations in our comparable store sales results could have a material adverse effect on the market price of our common stock.

The recent resignation of Ezra Dabah as our CEO, or the future loss of one or more of our other key personnel could have a material adverse effect on our business.

The leadership and expertise of Ezra Dabah, our former CEO, and his unique relationships with the Company’s manufacturers and independent buying agents have been instrumental in our success. His recent resignation as CEO could have a material adverse effect on our supply chain and business. Many of the Company’s executives were recruited by Mr. Dabah and of them, two executive officers have employment agreements that provide that Mr. Dabah’s departure constitutes a “good reason” for such executive officers to terminate their employment agreements with us. Accordingly, Mr. Dabah’s departure may make it difficult to retain these executives.

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

If we are unable to maintain profitable growth, our future operating results and cash flows will be adversely impacted.

Our future operating results will depend largely upon our ability to manage a larger business profitably and open and operate new stores successfully. We anticipate opening approximately 80 stores during fiscal 2007, which will include approximately 60 The Children’s Place stores and approximately 15 Disney Stores. Our ability to open and operate new stores successfully depends on many factors, including, among others, the availability of suitable store locations, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to successfully integrate new stores into our existing operations, the ability to hire and train store personnel and the ability to recognize and respond to regional and climate-related differences in customer preferences.

We cannot assure you that we will achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. In fiscal 2006, our total store base grew by 7% compared to 6% during fiscal 2005, and is anticipated to grow at approximately the same rate in fiscal 2007. Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings. We may not be able to sustain the new store return on investment we experienced in fiscal 2006 of approximately 87% for The Children’s Place brand and 62% for Disney Store.

We define return on investment as store level operating cash flow for new stores divided by new store investment. Store level operating cash flow for new stores is comprised of direct store contribution before the amortization of deferred rent and depreciation and amortization expense. We believe new store return on investment is a relevant measurement for assessing performance, because it shows how quickly our investment in new stores becomes available for reinvestment. However, it is not a measure determined in accordance with U.S. GAAP and should not be considered by investors as an alternative to operating income or net income as an indicator of our performance. The new store return on investment disclosed here is not necessarily comparable to new store return on investment disclosed by other companies because new store return on investment is not uniformly defined.

Furthermore, we need to continually evaluate the adequacy of our store management and our information and distribution systems to manage our planned expansion. Any failure to successfully and profitably execute our expansion plans could have a material adverse effect on our business.

We believe that cash on hand, cash generated from operations and funds available under our credit facilities will be sufficient to fund our capital and other cash flow requirements for our business for at least the next 12 months. However, it is possible that we may be required to seek additional funds for our capital and other cash flow needs if we are not able to generate sufficient cash flows, and we cannot assure you that we will be able to obtain such funds on terms favorable to us or at all.

The success of our Disney Store business largely depends on The Walt Disney Company character franchise and brand; and any events that negatively impact the consumers’ perception of Disney could hurt our future operating results and cash flows.

The Disney Store business is driven largely by customers’ interests in apparel, toys and other products featuring Disney characters. New characters featured prominently in movies, television and DVDs and national marketing campaigns heighten consumers’ interests and in-store traffic. While traditional licensed properties such as Mickey & Friends, the Pooh Family and Disney Princess may sustain store sales throughout the year, new characters enthuse young children and lead to increased customer traffic. Our ability to grow the Disney Store business is thus dependent on Disney’s ability to continue to create new and likable characters.

The Disney Store business is strongly aligned with the “Disney” brand, the maintenance and cultivation of which is outside of our control. The Disney Store business is subject to certain risks because it relies heavily on the strong brand identification of the Disney logo, the beloved nature of the Disney characters and the Disney brand name. All of the products within the Disney Store are intrinsically tied to consumers’ image of the Disney brand. While the Disney brand is among the world’s most recognized and highly regarded brands, it is subject to changes in public opinion and ever changing consumer preferences. If unfavorable events occur that negatively impact the consumers’ perception of Disney or the Disney brand/logo, our future results of operation and financial condition could be adversely affected.

Our future operating results and cash flows could be adversely affected by pending litigation commenced by our shareholders.

On January 17, 2007, a stockholder derivative action was filed against certain current members of the Board and certain current and former senior executives in the United States District Court, District of New Jersey. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of the Company’s current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Exchange Act and common law, (iv) caused the Company to issue false and misleading public statements, and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint seeks money damages from the defendants, an accounting for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The defendants have moved to dismiss the action, and on or about June 15, 2007, the plaintiff filed an amended complaint adding, among other things, a claim for securities fraud under SEC rule 10b-5.

On September 21, 2007 a second stockholder class action was filed against the Company and certain current and former senior executives in the United States District Court, Southern District of New York. This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit. The Company intends to vigorously contest these allegations and the claims made.

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

The outcome of the above litigations is uncertain; while we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of these matters. Additionally, the above complaints and resulting litigation and other litigations could distract our management and directors from the Company’s affairs, the costs and expenses of the litigation could unfavorably affect our net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

An unfavorable result from the informal investigation of the SEC and the U.S. Attorney for the District of New Jersey into our historic stock option granting practices could lead to regulatory or criminal fines and penalties, adverse publicity, and other negative consequences.

The Division of Enforcement of the SEC is conducting an informal investigation into the Company’s historic stock option practices, as is the Office of the U.S. Attorney for the District of New Jersey. We have cooperated with these investigations and have briefed both authorities on the results of the Special Committee’s investigation. There have been no developments in these matters since that time. We cannot provide assurance that the Company will not be subject to adverse publicity, regulatory or criminal fines or penalties, as well as other sanctions or other contingent liabilities or adverse customer reactions in connection with this matter.

Because we use foreign manufacturers, an unaffiliated manufacturer’s failure to comply with acceptable labor practices could have an adverse effect on our business.

Our business is subject to the risks generally associated with purchasing from foreign countries, particularly China, from where approximately 50% of our merchandise is imported. Some of these risks are foreign governmental regulations, political instability, currency and exchange risks, quotas on the amounts and types of merchandise which may be imported into the United States and Canada from other countries, pressures from non-governmental organizations, disruptions or delays in shipments and changes in economic conditions in countries in which our manufacturing sources are located. We cannot predict the effect that such factors will have on our business arrangements with foreign manufacturing sources. If any of these factors rendered the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources ceased doing business with us for any reason, our business could be materially adversely affected. Our business is also subject to the risks associated with changes in U.S. and Canadian legislation and regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. Such changes or other changes or restrictions with regard to China could have a material adverse impact on our business. We cannot predict whether such changes or other charges or restrictions will be imposed upon the importation of our products in the future.

We require our independent manufacturers to operate in compliance with applicable laws and our internal requirements, some of which are mandated by our License Agreement. While our purchasing guidelines promote ethical business practices, we do not control these manufacturers or their labor practices. Any violation of labor or other laws by one of the independent manufacturers we use or any divergence of an independent manufacturer’s labor practices from standards mandated by our License Agreement or those generally accepted as ethical in the United States and Canada could have a material adverse effect on our business.

Since a portion of our available cash is located in foreign jurisdictions, if we need such cash to fund domestic needs we may not be able to do so on favorable terms.

We manage our cash and liquidity within each business according to the country and currency of operations. Because a portion of our cash balances and working capital is located in foreign jurisdictions, we could have a liquidity issue in one country while adequate liquidity exists in other countries. If such a liquidity need were to arise in our domestic operations, there is no guarantee that we would have the ability to make the appropriate intercompany transfer from our foreign subsidiaries on favorable terms and our financial position, results of operations and cash flows could be materially adversely impacted.

Because we operate in foreign countries, some of our revenues are subject to foreign economic risks.

We have operations in Canada and Puerto Rico. We cannot assure you that we will be able to address in a timely manner the risks of operating stores in foreign countries such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements.

Because we operate in foreign countries, some of our product costs and other expenses are subject to foreign currency fluctuations.

While our business is primarily conducted in U.S. dollars, we purchase substantially all of our products overseas, and the cost of these products may be affected by changes in the values of the relevant currencies. To date, we have not significantly hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Foreign currency fluctuations could have a material adverse effect on our business and results of operations.

Disruptions in receiving and distribution could have a material adverse effect on our business.

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

We face significant competition in the retail industry, which could impact our ability to compete successfully against existing or future competition.

The children’s apparel, toy and media retail markets are highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.); The Gymboree Corporation; Too, Inc.; Babies “R” Us and Toys “R” Us (each of which is a division of Toys “R” Us, Inc.); J.C. Penney Company, Inc.; Sears (a division of Sears Holdings Corporation); Kohl’s and other department stores, as well as discount stores such as Wal-Mart Stores, Inc.; Target Corporation; and K-Mart (a division of Sears Holdings

Corporation). In addition, the Company’s new store-within-a-store shoe store will compete with well-known national retailers such as Stride Rite and Payless as well as smaller shoe retailers. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. In our Disney Store business, we compete with the Disney theme parks and with third parties selling Disney-branded merchandise under license. In addition, media items such as compact discs and DVDs can be purchased in virtually every retail channel. One or more of our competitors are present in substantially all of the areas in which we have stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing and other resources than we have. We cannot assure you that we will be able to continue to compete successfully against existing or future competition.

We depend on our relationships with unaffiliated manufacturers and independent agents.

We do not own or operate any manufacturing facilities, and therefore, are dependent upon independent third parties for the manufacture of all of our products. Our products are currently manufactured to our specifications, pursuant to purchase orders, by approximately 400 independent manufacturers located primarily in Asia. In addition, in fiscal 2006, we sourced approximately 50% of our merchandise from China. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. In addition, we have no formal written agreement with a Hong Kong-based trading company through which we purchased approximately 15% of our products in fiscal 2006. We purchase merchandise through a Hong Kong-based trading company using negotiated purchase orders. We also purchased approximately 15% of our products in fiscal 2006 through the support of a single agent in Taiwan, which has an exclusive arrangement with us, but is not obligated to sell exclusively to us. Although we believe that we have established close relationships with our trading company, independent agents and principal manufacturers, the inability to maintain such relationships or to find additional sources to support future growth could have a material adverse effect on our business.

A material disruption in our information technology systems could adversely affect our business or results of operations and cash flows.

We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. Any delays or difficulties in transitioning to these or other new systems, or in integrating these systems with our current systems, or any other disruptions affecting our information systems, could have a material adverse effect on our business.

Our ability to discourage, delay or prevent a takeover attempt could reduce the market value of our common stock.

Certain provisions of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and Amended and Restated By-laws (the “By-laws”) may have anti-takeover effects and discourage, delay or prevent a takeover attempt that a stockholder might consider in the stockholder’s best interest. These provisions, among other things:

•       Classify our Board into three classes, each of which will serve for different three year periods;

•       Provide that only the Chairman of the Board may call special meetings of the stockholders;

•       Provide that a director may be removed by stockholders only for cause by a vote of the holders of more than two-thirds of the shares entitled to vote;

•       Provide that all vacancies on our Board, including any vacancies resulting from an increase in the number of directors, may be filled by a majority of the remaining directors, even if the number is less than a quorum;

•       Establish certain advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings; and

•       Require a vote of the holders of more than three quarters of the shares entitled to vote in order to amend the foregoing provisions and certain other provisions of the Certificate of Incorporation and By-laws.

In addition, the Board, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock. Moreover, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, as amended, which would require a two-thirds vote of stockholders for any business combination (such as a merger or sales of all or substantially all of our assets) between The Children’s Place Retail Stores, Inc. and an “interested stockholder,” unless such transaction is approved by a majority of the disinterested directors or meets certain other requirements. In certain circumstances, the existence of these provisions, which inhibit or discourage takeover attempts, could reduce the market value of our common stock.

We are sensitive to economic, regional and other business conditions, which could adversely affect our future operating results and cash flows.

Our business is sensitive to customers’ spending patterns which are subject to prevailing regional and national economic conditions such as consumer confidence, recession, interest rates, energy prices and taxation. We are, and will continue to be, susceptible to changes in national and regional economic conditions, weather conditions, demographics, hourly wage legislation, consumer preferences and other regional factors.

Recalls and post-manufacture repairs of our products and/or product liability claims against our products could harm our reputation, increase costs or reduce sales.

We are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and our products could be subject to involuntary recalls and other actions by these authorities. Concerns about product safety, including but not limited to concerns about those manufactured in developing countries, where substantially all of our merchandise is manufactured, may lead us to recall selected products, either voluntarily, or at the direction of Disney or a governmental authority. Product safety concerns, recalls, defects or errors could result in the rejection of our products by customers, damage to our reputation, lost sales, product liability litigation and increased costs, any of which could harm our business.

A privacy breach could adversely affect our business.

 The protection of customer, employee, and company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, or lawsuits.

Our profitability could be adversely affected if we are unable to successfully negotiate favorable lease terms.

We generally lease our stores for an initial term of ten years. Our operating results and cash flows could be adversely affected if we are unable to continue to negotiate favorable lease and renewal terms.

Because of conditions impacting our quarterly results of operations, including seasonality and other factors, our quarterly results fluctuate.

As is the case with many retailers, we experience seasonal fluctuations in our net sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. For example, in fiscal 2006, 21%, 20%, 27% and 32% of our consolidated net sales occurred in the first, second, third and fourth quarters, respectively. In fiscal 2006 and fiscal 2007, we experienced second quarter losses. It is likely that we will continue to experience second quarter losses in future periods. It is also possible that we could experience losses in other quarters. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales at The Children’s Place and upon Halloween sales at Disney Store. Our fourth quarter results are heavily dependent upon sales during the holiday season. Weak sales during any of these periods could have a material adverse effect on our business.

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

Certain stockholders have significant influence over determining the outcome of matters submitted to a stockholder vote.

Ezra Dabah, our former CEO and a current member of our Board, and Stanley Silverstein, who is also a member of our Board, and certain members of their families beneficially own a significant percentage of our outstanding common stock. As a result, Mr. Dabah and Mr. Silverstein have, and will continue to have, significant influence on the election of our directors and on determining the outcome of any matter submitted to a vote of our stockholders for approval.

The volatility of our stock price could adversely affect the market price of our common stock.

Our common stock, which is quoted on the Nasdaq Global Select Market, has experienced and is likely to experience significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, our comparable store sales results, announcements by other retailers or Disney, the overall economy, the geopolitical environment and the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Legislative actions and new accounting pronouncements could result in us having to increase our administrative expenses to remain compliant.

In order to comply with the Sarbanes-Oxley Act of 2002 and any subsequent guidance that may come from the Public Company Accounting Oversight Board (“PCAOB”), future changes in listing standards by Nasdaq, or future accounting guidance or disclosure requirements by the SEC, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which could cause our general and administrative expenses to increase. Proposed changes in the accounting rules, including legislative and other proposals could increase the expenses we report under U.S. GAAP and affect our operating results.

Any terrorist act that impacts consumer shopping could have a material adverse effect on our business.

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

ITEM 1B.—UNRESOLVED STAFF COMMENTS

None.

ITEM 2.—PROPERTIES

We currently support both The Children’s Place stores and Disney Stores with a leased 525,000 square foot distribution center in South Brunswick Township, New Jersey; a leased 250,000 square foot distribution center in Ontario, California; a leased 95,000 square foot distribution center in Ontario, Canada; and an owned 700,000 square foot distribution center in Ft. Payne, Alabama, which we opened in August 2007 to support projected growth at both brands. Our distribution centers utilize automated warehouse systems, which employ radio frequency technology and automated conveyor systems. In addition, we lease our approximately 150,000 square foot fulfillment center in Secaucus, New Jersey to support our Internet business. We operate our headquarters in Secaucus, New Jersey and Pasadena, California, as well as other leased facilities to support warehousing and administrative office needs. We also lease offices in Hong Kong, Shanghai and New Delhi to capitalize on new and existing sourcing opportunities and monitor product quality. In addition, we entered into a lease agreement for approximately 283,000 square feet of office space in Secaucus, New Jersey near our current corporate headquarters, and we plan to move our corporate headquarters into this space in fiscal 2009 after we complete its design and construction.

We lease all of our existing store locations, with the store lease terms expiring through 2023. The average unexpired store lease term for The Children’s Place and Disney Store is 4.9 and 5.0 years, respectively. The leases for most of our existing stores are for initial terms of 10 years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. Leases for future stores will likely include similar contingent rent provisions.

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

On September 21, 2007 a second stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain current and former senior executives. The complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit.

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

The outcome of these three stockholder litigations is uncertain; while we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of these matters. The litigations could distract our management and directors from the Company’s affairs, the costs and expenses of the litigations could unfavorably affect our net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

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

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action status on behalf of Ms. Fong and other individuals similarly situated. We filed our answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding a subsidiary of Disney as a defendant. We believe we have meritorious defenses to the claims. The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims and will defend ourselves vigorously, we cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter.

On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act (“FACTA”) and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief. The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims and will defend ourselves vigorously, we cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter.

In addition, we are involved in various legal proceedings arising in the normal course of our business. In the opinion of management, based on the claims asserted at this time, it is unlikely that any ultimate liability arising out of such proceedings will have a material adverse effect on our business.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq under the symbol “PLCE.” The following table sets forth the range of high and low sales prices on the Nasdaq of our common stock for the fiscal periods indicated.

	High	Low
2006
First Quarter	$62.98	$42.33
Second Quarter	67.70	51.67
Third Quarter	71.37	53.45
Fourth Quarter	71.81	52.16

2005
First Quarter	$49.15	$36.60
Second Quarter	52.94	37.14
Third Quarter	49.46	33.22
Fourth Quarter	54.64	41.16

On February 3, 2007, the last reported sale price of our common stock was $58.31 per share, the number of holders of record of our common stock was approximately 105 and the number of beneficial holders of our common stock was approximately 14,000.

On November 3, 2007, the last reported sale price of common stock was $23.87 per share.

We have never paid dividends on our common stock or purchased any of our common stock. Our Board presently intends to retain any future earnings to finance our operations and the expansion of the Company. Our credit facilities and/or License Agreement prohibit or limit significantly any payment of dividends and limit the amount of purchases of our common stock. Any determination in the future to pay dividends or purchase any of our common stock will depend upon our earnings, financial condition, cash requirements, future prospects, covenants in our credit facilities and any future debt instruments and such other factors as the Board deems appropriate at the time.

Performance Graph

The following graph compares the cumulative stockholder return on our common stock with the return on the Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Retail Trade Stocks. The graph assumes that $100 was invested on February 1, 2002.

DATE	THE CHILDREN’S PLACE - ”PLCE”	NASDAQ	RETAIL
2/1/2002	100.000	100.000	100.000
1/31/2003	33.417	69.754	81.321
1/30/2004	84.295	108.563	119.229
1/28/2005	115.987	107.392	142.791
1/27/2006	141.348	122.314	154.850
2/2/2007	182.790	131.843	170.138

ITEM 6.—SELECTED FINANCIAL DATA

The following table sets forth certain historical financial and operating data for The Children’s Place Retail Stores, Inc. and subsidiaries. The selected historical financial data is qualified by reference to, and should be read in conjunction with, Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto included elsewhere in this report. The information presented reflects the restatement of our financial results which is more fully described in the Explanatory Note immediately preceding Part I, Item 1 and Note 2—Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

	Fiscal Year Ended (1)
Statement of Operations Data (in thousands, except per share data):	February 3, 2007	January 28, 2006(2) (As restated)	January 29, 2005(2)(3) (As restated)	January 31, 2004(2) (As restated)	February 1, 2003(2) (As restated)
Net sales	$2,017,713	$1,668,736	$1,157,548	$797,938	$671,409
Cost of sales (exclusive of depreciation shown separately below)	1,189,300	1,008,722	705,422	476,884	415,657
Gross profit	828,413	660,014	452,126	321,054	255,752
Selling, general and administrative expenses	626,251	513,994	336,610	238,177	201,224
Asset impairment charges(4)	17,066	244	164	448	4,539
Depreciation and amortization	65,701	52,886	49,049	46,251	41,012
Operating income	119,395	92,890	66,303	36,178	8,977
Interest income (expense), net	3,933	563	(22)	255	547
Income before income taxes and extraordinary gain	123,328	93,453	66,281	36,433	9,524
Provision for income taxes	35,938	35,149	25,905	13,851	4,025
Income before extraordinary gain	87,390	58,304	40,376	22,582	5,499
Extraordinary gain, net of taxes(5)	—	1,665	273	—	—
Net income	$87,390	$59,969	$40,649	$22,582	$5,499
Diluted net income per common share before extraordinary gain	$2.92	$2.03	$1.47	$0.84	$0.20
Extraordinary gain, net of taxes(5)	—	0.06	0.01	—	—
Diluted net income per common share	$2.92	$2.09	$1.48	$0.84	$0.20
Diluted weighted average common shares and common share equivalents outstanding as restated	29,907	28,687	27,545	27,042	26,889

Selected Operating Data:
Number of stores open at end of period	1,194	1,119	1,056	691	643
Comparable store sales increase (decrease)(3)(6)	11%	9%	16%	4%	(16)%
Average net sales per store (3)(7)	$1,707	$1,501	$1,344	$1,159	$1,137
Average square footage per store(8)	4,590	4,562	4,591	4,472	4,398
Average net sales per gross square foot(3)(9)	$372	$329	$300	$262	$263

Balance Sheet Data (in thousands) (as restated):
Working capital(10)	$283,749	$230,038	$178,956	$116,589	$81,064
Total assets	939,486	764,048	617,844	415,548	361,508
Long-term debt	—	—	—	—	—
Stockholders’ equity	521,787	395,650	303,124	248,182	219,428

(1)             All references to our fiscal years refer to the 52- or 53-week year ended on the Saturday nearest to January 31 of the following year. For example, references to fiscal 2006 mean the fiscal year ended February 3, 2007. Fiscal 2006 was a 53-week year.

(2)             See Note 2—Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion of the Company’s restatement.

(3)             The statement of operations data for fiscal 2004 includes ten weeks of operations for the Disney Stores from their acquisition date of November 21, 2004.

(4)             Asset impairment charges represent the write down of fixed assets to fair value. In fiscal 2006, the Company recorded $17.1 million in asset impairment charges, including $9.6 million in impairments at 29 of our Mickey prototype stores, $7.1 million in disposals of property and equipment resulting from our decisions not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with our decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website, and $0.4 million of impairment at five underperforming stores. We impaired fixed assets in underperforming stores in one store each year in fiscal 2005, fiscal 2004 and fiscal 2003 and in 19 stores in fiscal 2002.

(5)             The extraordinary gain represents the fair value of net assets acquired in excess of the purchase price paid for the DSNA Business, after all long-lived assets were written off.

(6)             We define comparable store sales as net sales from stores that have been open for at least 14 full months and that have not been substantially remodeled during that time. The Disney Stores entered our comparable store base in fiscal 2006.

(7)             Average net sales per store represents net sales from stores open throughout the full period divided by the number of such stores. The Disney Stores were not included in average net sales per store during fiscal 2004 since we did not own them for the full fiscal period.

(8)             Average square footage per store represents the square footage of stores open on the last day of the period divided by the number of such stores.

(9)             Average net sales per gross square foot represents net sales from stores open throughout the full period divided by the gross square footage of such stores. The Disney Stores were not included in average net sales per gross square foot during fiscal 2004 since we did not own them for the full fiscal period.

(10)       Working capital is calculated by subtracting the Company’s current liabilities from its current assets.

Restatement Adjustments for Periods Not Presented in Consolidated Financial Statements

The following tables reflect restatement adjustments for periods not presented in the accompanying audited consolidated financial statements. For periods presented in the accompanying audited financial statements, refer to Note 2—Restatement of Consolidated Financial Statements in the accompanying consolidated financial statements.

	January 29, 2005
Balance Sheet Data (in thousands):	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Working capital(2)	$177,210	$(807)	$2,553	$178,956
Total assets	616,162	1,454	228	617,844
Stockholders’ equity	300,907	647	1,570	303,124

(1)          Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for our 52- and 53-week fiscal years.

(2)          Working capital is calculated by subtracting the Company’s current liabilities from its current assets.

	Fiscal Year Ended January 31, 2004
Statement of Operations Data (in thousands, except per share data):	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Net sales	$797,938	$—	$––	$797,938
Cost of sales (exclusive of depreciation shown separately below)	476,961	316	(393)	476,884
Gross profit	320,977	(316)	393	321,054
Selling, general and administrative expenses	238,190	1,316	(1,329)	238,177
Asset impairment charges	448	—	—	448
Depreciation and amortization	46,251	—	—	46,251
Operating income	36,088	(1,632)	1,722	36,178
Interest income (expense), net	255	—	—	255
Income before income taxes	36,343	(1,632)	1,722	36,433
Provision for income taxes	13,642	(486)	695	13,851
Net income	$22,701	$(1,146)	$1,027	$22,582
Diluted net income per common share	$0.84	$(0.04)	$0.04	$0.84
Diluted weighted average common shares and common share equivalents outstanding	27,099	(57)	—	27,042

Balance Sheet Data (in thousands):
Working capital(2)	$114,274	$(153)	$2,468	$116,589
Total assets	415,506	1,098	(1,056)	415,548
Stockholders’ equity	245,854	945	1,383	248,182

(1)          Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for our 52- and 53-week fiscal years.

(2)          Working capital is calculated by subtracting the Company’s current liabilities from its current assets.

	Fiscal Year Ended February 1, 2003
Statement of Operations Data (in thousands, except per share data):	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Net sales	$671,409	$—	$—	$671,409
Cost of sales (exclusive of depreciation shown separately below)	415,623	276	(242)	415,657
Gross profit	255,786	(276)	242	255,752
Selling, general and administrative expenses	201,058	696	(530)	201,224
Asset impairment charges	4,539	—	—	4,539
Depreciation and amortization	41,012	—	—	41,012
Operating income	9,177	(972)	772	8,977
Interest income (expense), net	547	—	—	547
Income before income taxes	9,724	(972)	772	9,524
Provision for income taxes	4,089	(375)	311	4,025
Net income	$5,635	$(597)	$461	$5,499
Diluted net income per common share(2)	$0.21	$(0.02)	$0.02	$0.20
Diluted weighted average common shares and common share equivalents outstanding	26,978	(89)	—	26,889

Balance Sheet Data (in thousands):
Working capital(3)	$79,913	$—	$1,151	$81,064
Total assets	361,550	712	(754)	361,508
Stockholders’ equity	218,113	712	603	219,428

(1)          Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for our 52- and 53-week fiscal years.

(2)          Diluted earnings per share may not add due to rounding

(3)          Working capital is calculated by subtracting the Company’s current liabilities from its current assets.

ITEM 7.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included in Item 15.—Exhibits and Financial Statement Schedules. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Item 1A—Risk Factors.

All of the financial information presented in this Item 7 has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the Explanatory Note immediately preceding Part I, Item 1 and in Note 2—Restatement of Consolidated Financial Statements and Note 16—Quarterly Financial Data (Unaudited) in the accompanying consolidated financial statements.

OVERVIEW

The Company is a leading specialty retailer of children’s merchandise. We design, contract to manufacture and sell high-quality, value-priced merchandise under our proprietary “The Children’s Place” and licensed “Disney Store” brand names. As of September 1, 2007 we owned and operated 889 The Children’s Place stores and 328 Disney Stores across North America and Internet stores at www.childrensplace.com and www.disneystore.com.

During fiscal 2006, as a result of the execution of our strategic initiatives, we achieved strong financial results. Net sales in fiscal 2006 increased $349 million, or 21%, to $2.018 billion, compared to net sales of $1.669 billion reported in fiscal 2005. During fiscal 2006, net sales from our The Children’s Place business increased $234.4 million, a 20% increase over fiscal 2005. In addition, net sales from our Disney Store business increased $114.6 million, a 23% increase over fiscal 2005. During fiscal 2006, comparable store sales of The Children’s Place brand increased 10% compared to a 9% increase in fiscal 2005. In February 2006, 260 Disney Stores entered the Disney Store comparable store base and reported a comparable store sales increase of 14%. We define comparable store sales as net sales from stores that have been open at least 14 full months and that have not been substantially remodeled during that time.

Based on information from NPD Group, a consumer and retail market research firm, we believe our market share of children’s apparel for The Children’s Place brand increased to 4.1% in fiscal 2006 from 3.8% in fiscal 2005. (In 2005, NPD reported The Children’s Place brand’s 2005 market share as 4.2%. In 2006, NPD recalibrated the size and composition of this market, adjusting The Children’s Place brand’s 2005 market share to 3.8% to make it comparable to 2006.)

Net income in fiscal 2006 was $87.4 million, or $2.92 per diluted share, compared to $60.0 million, or $2.09 per diluted share, in fiscal 2005.

Fiscal 2006 net income reflected:

•                  Approximately $16.9 million in charges associated with the stock option investigation, before income tax effects, including approximately:

•                  $8.1 million in legal and professional fees;

•                  $6.5 million related to payroll withholding taxes and related penalties and resolution of tax consequences of discounted options (approximately $0.2 million recorded in cost of goods sold and approximately $6.3 million recorded in selling, general and administrative expenses); and

•                  $2.3 million in stock-based compensation charges for recipients who have not been able to exercise options due to the suspension of option exercise activity (approximately $0.6 million recorded in cost of goods sold and approximately $1.7 million recorded in selling, general and administrative expenses).

•                  Approximately $9.6 million, before income tax effects, in asset impairment charges related to the Mickey store prototype renovation (refer to Note 6—Property and Equipment in the accompanying consolidated financial statements for more information).

•                  Approximately $7.9 million, before income tax effects, in asset impairments and certain other costs resulting from our decision not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with our decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website. Approximately $7.1 million of these charges were recorded as asset impairments with the remaining $0.8 million in costs incurred to exit these activities recorded in selling, general and administrative expenses.

•                  Approximately $2.0 million, before income tax effects, in charges related to: (i) the implementation of SFAS 123(R) with respect to stock options previously issued and unvested stock options, and (ii) promises to grant stock options and restricted stock. This charge was recorded in selling, general and administrative expenses.

•                  We received a one time cash dividend from some of our Canadian subsidiaries, which brought foreign tax credits that can be utilized to reduce U.S. income taxes. Our fiscal 2006 tax provision was reduced by approximately $9.5 million after the effect of this transaction.

Fiscal 2005 earnings included approximately $12.0 million, before income tax effects, in stock-based compensation expense, which was comprised of:

•                  Approximately $8.4 million related to revised measurement dates ($1.7 million recorded in cost of goods sold and $6.7 million recorded in selling, general and administrative expenses),

•                  Approximately $1.7 million related to the accelerated vesting of 2.1 million stock options ($0.4 million recorded in cost of goods sold and $1.3 million recorded in selling, general and administrative expenses),

•                  Approximately $1.6 million primarily related to the resolution of tax consequences of discounted options ($0.2 million recorded in cost of goods sold and $1.4 million recorded in selling, general and administrative expenses), and

•                  Approximately $0.3 million related to the modification of options for a terminated associate.

During fiscal 2006, we built on our progress at The Children’s Place stores by continuing to focus on increasing store productivity and elevating our brand awareness through increased marketing efforts. We opened 69 The Children’s Place stores in fiscal 2006, and closed five stores. During the year, we rolled out merchandise strategies based on the climate and weather conditions of the store location and store sales volume. We also offered a greater selection of “better” and “best” merchandise (reflecting higher fashion and higher price point items) which was successful in the third quarter. However, in the fourth quarter, our “better” and “best” merchandise was not received by the customer as we had envisioned and our earnings in fiscal 2006 suffered as a result. By offering more “better” and “best” merchandise in the fourth quarter, we reduced our investment in key items which are typically offered at a value price and therefore we did not have enough of the value priced and basic merchandise our customers desired. In fiscal 2007 we are offering more key item and value priced merchandise, particularly in the fourth quarter. Other initiatives in fiscal 2007 include the launch of our “store-within-a-store” shoe store, and the roll out of our new store prototype.

The Disney Store business’ focus in fiscal 2006 was on improving gross margin through reduced product costs and better markdown control, while providing our guests with improved merchandise quality. During fiscal 2006, we opened 19 Disney Stores, remodeled 14 Disney Stores, and closed eight stores. Strategies that contributed to Disney Stores’ growth included: offering more innovative and elevated merchandise, particularly in our toy category; introducing adult apparel; and offering a “good,” “better,” “best” merchandise offering across most product categories. In fiscal 2007, Disney Store will continue to focus on innovating and elevating its merchandise. Other strategic initiatives include increasing the number of store visitors who purchase our merchandise (i.e. customer conversion); launching e-commerce; and maximizing synergy events. In addition, in the second half of fiscal 2007 we have begun to unveil our new Disney Store prototype to our guests.

In June 2007, we amended our credit facilities with Wells Fargo and our other senior lenders for the purpose of better supporting the capital needs of our business and reducing the fees associated with our borrowings. Refer to Note 7—Credit Facilities for additional information regarding amendments to our credit facilities.

During August 2007, we entered into the Refurbishment Amendment to our License Agreement with Disney, which supersedes (through fiscal 2011) the provisions of the original License Agreement relating to required remodeling of Disney Stores with new provisions regarding store renovation and maintenance. Among other things, these new provisions obligate us, by various dates commencing in fiscal 2007 and continuing through fiscal 2011, to remodel a total of 236 existing Disney Stores into a new store prototype we have developed. We have committed $175 million to this Disney Store renovation program.

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

RECENT OPERATING RESULTS

Due to the seasonality of our business, our annual profitability is highly dependent on sales and gross margin during the third and fourth quarters, which is when the majority of our back-to-school and holiday sales occur. Because our sales and margins did not meet our expectations during the third quarter ended November 3, 2007, and because we anticipate that those trends will continue into the fourth quarter, we anticipate that sales will be below our previous projections during those periods, which would result in a disproportionate decrease in our net income versus last year.

RESTATEMENT OF FINANCIAL STATEMENTS

Based on the conclusions of an independent investigation into our stock option granting practices by a Special Committee of our Board, we have concluded that incorrect measurement dates for option grants were previously used for financial accounting and reporting purposes on a number of occasions. In addition, we have concluded that an action taken by management in May 2004 relating to the Company’s records concerning the 1997 CEO IPO Grant, without review or approval by the Compensation Committee should be treated as a new, below market grant in 2004. As a result, we are restating our fiscal 2005 consolidated balance sheet and our consolidated statements of income, cash flows and changes in stockholders’ equity for fiscal 2005 and fiscal 2004 to reflect additional stock-based compensation expense relating to stock option grants, as well as to correct other errors unrelated to stock option grants.

The aggregate impact of the stock compensation adjustments on our consolidated statements of income, net of forfeitures of unvested awards and taxes, between fiscal 1998 and the first quarter of fiscal 2006 was a decrease of $11.2 million. The aggregate impact of the other adjustments unrelated to stock options on our consolidated statements of income, net of taxes, between fiscal 2001 and the first quarter of fiscal 2006 was an increase to net income of $1.7 million. Additionally, variable rate demand note balances as of the quarter ended April 29, 2006 have been reclassified from cash to short-term investments, and certain other balance sheet amounts have been reclassified. These reclassifications do not result in any additional charges in any period and do not affect working capital for the affected periods.

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

We have granted a total of approximately 8.1 million options. Approximately 1.4 million were granted in a private placement prior to our IPO, and approximately 6.7 million were granted in connection with and since our IPO and were reviewed during the investigation. Grant dates based on Board minutes were deemed appropriate in determining the revised measurement dates if the minutes specified: (i) a list of stock option recipients, (ii) the number of options granted to each recipient, and (iii) the grant date and price. If the minutes were not determinative, we applied the following document hierarchy to determine the revised measurement dates:

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

We have revised the measurement dates used to account for certain stock option grants since fiscal 1997 based on the hierarchy above. These changes resulted in additional stock-based compensation expense, net of forfeitures of unvested awards and before taxes, of $11.9 million affecting our consolidated financial statements for each year from fiscal 1998 through the first quarter of fiscal 2006.

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

In connection with our investigation into our option grants, the Special Committee in April 2007 considered the circumstances surrounding the grant and how it had been treated by the Company over the years. Upon recommendation of the Special Committee, the Compensation Committee determined that, considering the conflicting records and actions by the Company, the options should be interpreted to have a $15.40 exercise price and a ten year duration, as had been publicly reported by the Company. During fiscal 2007, the Board ratified the change in the Stock Option Administrator’s records made in May 2004, the issuance of shares to the former CEO upon his exercise in part of the options and the validity of the remaining part of the option (covering 15,000 shares).

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

Inadequate Internal Controls

We are undertaking to remediate the material weakness in internal control over financial reporting related to stock option grants found by the Special Committee, as further discussed in Item 9A.—Controls and Procedures of this Annual Report on Form 10-K. We have continued our suspension of the granting of stock options and other equity awards and the exercise of any outstanding options until these improved procedures have been instituted.

Resolution of Tax Consequences and Corrective Action Related to Discounted Options

Revisions to the measurement dates of stock options often resulted in discounted options. Individuals currently holding discounted options may incur an excise tax liability under Section 409A of the Internal Revenue Code. As recommended by the Special Committee, in order to avoid any benefit from the errors made in dating of options to any person involved in the stock option granting process and, also, as part of our efforts to address certain tax considerations associated with outstanding discounted options granted with an exercise price below fair market value, we have taken the following actions:

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

Legal and Regulatory Matters Related to Stock Option Practices and Internal Controls

As we did not timely file our Quarterly Reports on Form 10-Q for the quarters ended July 29, 2006 and October 28, 2006, our Annual Report on Form 10-K for fiscal 2006, and our Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007, we have been out of compliance with the reporting requirements of the SEC and Nasdaq for more than one year. Although we have now filed this Annual Report on Form 10-K for fiscal 2006 and our Quarterly Reports on Form 10-Q for the second and third quarters of fiscal 2006, we have not yet filed our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007. Consequently, we continue to be in violation of the reporting requirements under the Exchange Act and the Nasdaq listing rules.

We have received various determination letters from the Nasdaq stating that because we have not been in compliance with Nasdaq listing requirements, our common stock is subject to delisting. Since September 2006 we have been in contact with the Nasdaq Listing Qualifications Panel, Nasdaq’s Listing and Hearing Review Council, and the Board of Directors of the Nasdaq Stock Market LLC (the “Nasdaq Board”) regarding our inability to comply with Nasdaq’s listing requirements and when we might be able to again become compliant. The last communication we received from Nasdaq on this issue was from the Nasdaq Board on November 9, 2007 stating that we had until January 9, 2008 to file all of the Required Reports in order to regain compliance with Nasdaq’s listing requirements. If we have not regained compliance prior to that time, we will need to explain to the Nasdaq staff the reasons for our inability to do so, in order for the Nasdaq Board to consider whether any further extension is warranted. We still need to file our Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007 before we will have filed all of the Required Reports. There is no assurance that we will be able to meet the January 9, 2008 deadline, and if we do not, there is no assurance that the Nasdaq Board will grant us additional time to become compliant. If we fail to come into compliance by January 9, 2008 or any extended deadline approved by Nasdaq, we anticipate that the Company’s shares will be delisted from Nasdaq.

In addition, Nasdaq listing rules require that all issuers solicit proxies and hold an annual meeting of shareholders within 12 months of the end of the issuer’s fiscal year end. To comply with this rule, we must hold our annual meeting of shareholders for the fiscal year ended February 3, 2007, no later than February 3, 2008. In addition, we must be current in our SEC filings before we can solicit proxies for such annual meeting of our shareholders. Accordingly, if we are unable to become current in our SEC filings in sufficient time for us to solicit proxies for an annual meeting of our shareholders by February 3, 2008, or if we otherwise fail to hold such meeting by February 3, 2008, our shares could be delisted from Nasdaq.

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

On September 21, 2007 a second stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain current and former senior executives. The complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit.

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

Other Adjustments

In addition to the adjustments related to the stock option investigation, our restated consolidated financial statements presented herein include other adjustments related to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for our 52- and 53-week fiscal years. The aggregate impact of these adjustments on our consolidated statements of income, net of taxes, between fiscal 2001 and first quarter of fiscal 2006 was an increase to net income of approximately $1.7 million. Additionally, variable rate demand note balances as of the quarter ended April 29, 2006 have been reclassified from cash to short-term investments, and certain other balance sheet amounts have been reclassified. These reclassifications do not result in any additional charges in any period and do not affect working capital for the affected periods. For additional discussion of these adjustments, refer to Note 2—Restatement of Consolidated Financial Statements and Note 16—Quarterly Financial Data (Unaudited) in the accompanying consolidated financial statements.

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

License Agreement with Disney

In connection with the acquisition of the DSNA Business in 2004, Hoop entered into a License Agreement with an affiliate of Disney under which our subsidiaries have the right to use certain Disney intellectual property to operate the Disney Store retail chain in exchange for ongoing royalty payments. The agreement allows our subsidiaries to operate retail stores in the United States and Canada using the “Disney Store” name and to contract, manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future. In accordance with the License Agreement, following a two year royalty abatement, our subsidiaries began making royalty payments to Disney in November 2006 equal to 5% of net sales from physical Disney Store locations, subject to an additional royalty holiday period with respect to the Non-Core Stores. The initial term of the License Agreement continues through January 2020, unless terminated sooner in accordance with the License Agreement, and if certain financial performance and other conditions are satisfied, the term of the License Agreement may be extended at our option for up to three additional ten-year terms.

In connection with our acquisition of the DSNA Business, we also entered into a Guaranty and Commitment dated as of November 21, 2004, in favor of Hoop and Disney. As required by the Guaranty and Commitment, we invested $50 million in Hoop concurrently with the consummation of the acquisition, and we agreed to invest up to an additional $50 million to enable Hoop to comply with their obligations under the License Agreement and otherwise fund the operations of Hoop. The Guaranty and Commitment provides that our $50 million additional commitment is subject to increase if certain distributions are made by Hoop to The Children’s Place. To date, we have not invested any portion of the additional $50 million in Hoop. We also agreed in the Guaranty and Commitment to guarantee the payment and performance by Hoop of their royalty payment and other obligations to Disney under the License Agreement, subject to a maximum guaranty liability of $25 million, plus expenses.

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

During August 2007, we and Disney executed the Refurbishment Amendment, which incorporated the terms of the June Letter Agreement, as modified by our mutual agreement during August, and the aforementioned changes to the License Agreement. The Refurbishment Amendment by its terms superseded the June Letter Agreement and took effect retroactively as of June 6, 2007, the original effective date of the June Letter Agreement. The Refurbishment Amendment provides that our compliance in full with its terms will constitute a cure of the breaches identified in the Refurbishment Amendment and that, so long as the Refurbishment Amendment is not terminated, Disney will forbear from exercising any rights or remedies it would have under the License Agreement based on the breaches identified in the Refurbishment Amendment.

The Refurbishment Amendment suspends the remodel obligations in the License Agreement for the approximately 4.5 year term of the Refurbishment Amendment, and, in lieu of those provisions, commits us to remodel by the end of fiscal 2011 a total of 236 existing Disney Stores into a new store prototype we have developed,

•      of which the first seven remodels are required to be completed by specifically agreed upon dates in fiscal 2007;

•      an additional 49 stores are required to be remodeled by the end of fiscal 2008;

•      an additional 60 stores are required to be remodeled by the end of fiscal 2009;

•      an additional 70 stores are required to be remodeled by the end of fiscal 2010; and

•      an additional 50 stores are required to be remodeled by the end of fiscal 2011.

Under the Refurbishment Amendment, we also have agreed to open at least 18 new Disney Stores using the new store prototype by the end of fiscal 2008. Our prior obligations under the License Agreement did not require us to open a specified number of new stores.

In addition, the Refurbishment Amendment requires us to complete a “maintenance refresh” program in approximately 165 Disney Stores by June 30, 2008, including the flagship store located on Michigan Avenue in Chicago, which was completed on September 12, 2007. Some of the stores that are refreshed will subsequently be remodeled into the new store prototype. The Refurbishment Amendment obligates us to complete the remodel and refresh program described above and, in accordance with the Refurbishment Amendment, we have committed $175 million, on a consolidated basis, to remodel and refresh the stores as noted above through fiscal 2011, and have committed approximately $12 million to open the new stores through fiscal 2008.

We expect that the Disney Stores will fund these commitments primarily from cash flow from operations and borrowings under its secured credit facility. Over the next 12 months, we expect that The Children’s Place business will need to provide additional capital to the Disney Stores to remain in compliance with the store remodel requirements under the License Agreement as modified by the Refurbishment Amendment.

In the Refurbishment Amendment, we also agreed with Disney to make certain other modifications to the provisions of the License Agreement, including:

•      Limiting the number of new Disney Stores to be opened per year during the remodeling period (we may open up to 25 new stores in any given year after fiscal 2007, with a rollover each year of up to five new stores from prior years);

•      Eliminating the extended royalty abatement for some of the Disney Stores that were identified as Non-Core Stores in the License Agreement if their leases are extended on a long-term basis and the stores are not remodeled within the timeframe that was required under the original terms of the License Agreement before giving effect to the Refurbishment Amendment;

•      Requiring the potential implementation of a differentiated merchandise plan for the Disney Store outlets; and

•      Modifying the provisions of the License Agreement that would apply to a potential wind-down of the Disney Store business following any termination of the License Agreement.

Like the June Letter Agreement, the Refurbishment Amendment states that, if we fully comply with the terms of the Refurbishment Amendment, Disney will forbear from exercising any rights or remedies that it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the Refurbishment Amendment. However, under the terms of the Refurbishment Amendment, if we violate any of its provisions, Disney will have the right to terminate its forbearance under the Refurbishment Amendment, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including possibly terminating our license to operate the Disney Stores based on the occurrence of multiple material breaches and claiming breach fees, as if the Refurbishment Amendment had not been executed. The Refurbishment Amendment also states that, if we breach any of its provisions on three or more occasions and Disney has not previously exercised its right to terminate the Refurbishment Amendment, a payment of $18.0 million to Disney becomes immediately due and payable with respect to the breach fees called for by the License Agreement. If we violate any of the provisions of the Refurbishment Amendment on five or more occasions, Disney will have the right to immediately terminate the License Agreement, without any right on our part to defend, counterclaim, protest or cure. It should be noted that the Refurbishment Amendment addresses only those breaches specifically enumerated therein. Disney continues to retain all its other rights and remedies under the License Agreement with respect to any other breaches.

 We believe that we will be able to perform our obligations under the Refurbishment Amendment as and when required. However, because our ability to meet these obligations will depend on numerous factors, some of which are beyond our control, there can be no assurance that we will be able to fully comply. Like the June Letter Agreement, the Refurbishment Amendment does not excuse us from compliance with these requirements should there be events or developments that may be beyond our control, such as contractor delays, delays in landlord or regulatory approval, natural disasters or acts of war or terrorism. Our diligent efforts may not be adequate to enable us to obtain all required approvals under the Refurbishment Amendment or to comply with every requirement or meet every deadline imposed on us under the Refurbishment Amendment. In the event we are unable to comply with any of our obligations when required, we would be in breach of our agreements with Disney, entitling Disney to exercise its remedies under the Refurbishment Amendment and the License Agreement. In the event such breaches occur, there can be no assurance that we will be able to obtain waivers or other relief from Disney, if needed, to avoid the $18.0 million payment to Disney and prevent a termination of the Refurbishment Amendment or the License Agreement. In addition, any breach by us of our agreements with Disney (even if subsequently waived by Disney) would constitute a cross-default under the secured loan agreement for the Disney Store chain, entitling the lenders to exercise their contractual remedies. There can be no assurance that we will be able to obtain waivers, if needed, from our lenders in the event of any future breaches of the Refurbishment Amendment or the License Agreement.

Where Disney would have the right to terminate the License Agreement and compel us to rapidly wind down the Disney Store business in accordance with the wind-down provisions of the License Agreement as a result of our breach or breaches thereof, our subsidiaries that operate the Disney Store business may be unable to comply with all of their obligations to landlords and other third parties, in which case these subsidiaries might not be able to avoid seeking bankruptcy protection.

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

Refer to Note 5—License Agreement with Disney in the accompanying consolidated financial statements for additional information regarding the June Letter Agreement and the Refurbishment Amendment.

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

We adjust our inventory based upon an annual physical inventory and shrinkage is estimated in interim periods based upon the historical results of physical inventories in the context of current year facts and circumstances. To the extent our shrinkage estimate is not adequate, we would be required to reduce our gross profits and operating results.

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

Prior to fiscal 2006, equity compensation for key management consisted only of stock option awards. Upon consideration of several factors in fiscal 2006, including the anticipated impact of SFAS 123(R), we also began awarding key management performance share awards (“Performance Awards”) which, if earned, would be satisfied by the issuance of shares of common stock (“Performance Shares”).

Historic Stock Option Measurement Dates—As discussed in “Restatement of Financial Statements” of this section and in Note 2—Restatement of Consolidated Financial Statements, we applied our documentation hierarchy to determine revised measurement dates under APB 25 for past stock option grants. This application involved judgment and careful consideration of all documentation and facts related to each grant. We believe the hierarchy provides the best evidence of approval and finality for determining revised measurement dates under APB 25. However, we also performed a sensitivity analysis to estimate potential non-cash stock based compensation expense based on minimum and maximum stock prices during the period between the Recorded Grant date and the revised measurement date.

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

In accordance with the License Agreement, following a two year royalty abatement, our subsidiaries began making royalty payments to Disney in November 2006 equal to 5% of net sales from physical Disney Store locations, subject to an additional royalty holiday period with respect to a limited number of stores. The initial term of the License Agreement is through January 2020, and if certain financial performance and other conditions are satisfied, it may be extended at our option for up to three additional ten-year terms. In fiscal 2006, net royalty expense was approximately 4.1% of Disney Store net sales.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite our belief that its tax return positions are supportable, we believe that certain positions are likely to be challenged and may not be fully sustained upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made.

Newly Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, effective for fiscal years beginning after December 15, 2006, requires that the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The amount of tax benefits recognized from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We have substantially completed the process of evaluating the effect of FIN 48 on our consolidated financial statements as of the beginning of the period of adoption, February 4, 2007. We estimate that the cumulative effects of applying this interpretation will be recorded as a decrease of approximately $6.6 million to beginning retained earnings. In addition, in accordance with the provisions of FIN 48, we will reclassify an estimated $6.2 million of unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for interim periods within those years. We are currently evaluating the potential impact of adopting SFAS 157 on our consolidated balance sheets and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires registrants to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We have applied SAB 108 and restated our consolidated financial statements contained in this Annual Report on Form 10-K.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. Since we present such taxes on a net basis (excluded from net sales) as permitted under EITF 06-3, there will be no impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the effect that adoption of this statement will have on our consolidated balance sheets and results of operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our selling, general and administrative expenses increased approximately 20 basis points to 31.0% of net sales during the fiscal year ended February 3, 2007 from 30.8% during the fiscal year ended January 28, 2006. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Fiscal Year Ended
	February 3, 2007	January 28, 2006(1) (As restated)	January 29, 2005(1) (As restated)
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.9	60.4	60.9
Gross profit	41.1	39.6	39.1
Selling, general and administrative expenses	31.0	30.8	29.1
Asset impairment charges	0.8	—	—
Depreciation and amortization	3.3	3.2	4.2
Operating income	5.9	5.6	5.7
Interest income, net	0.2	—	—
Income before income taxes and extraordinary gain	6.1	5.6	5.7
Provision for income taxes	1.8	2.1	2.2
Income before extraordinary gain	4.3	3.5	3.5
Extraordinary gain, net of taxes	—	0.1	—
Net income	4.3%	3.6%	3.5%
Number of stores, end of period	1,194	1,119	1,056

Table may not add due to rounding.

(1)   See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Year Ended February 3, 2007 Compared to Year Ended January 28, 2006

Net sales increased $349 million, or 21%, to $2.018 billion during fiscal 2006 from $1.669 billion during fiscal 2005. Sales for fiscal 2006 were comprised of $1.405 billion from The Children’s Place business, a 20% increase over the $1.171 billion reported in fiscal 2005 and $612.3 million in sales from the Disney Store business, a 23% increase over the $497.7 million reported in fiscal 2005. Consolidated comparable store sales increased 11% and contributed $163.7 million of our net sales increase in fiscal 2006. Net sales from our new stores, as well as other stores that did not qualify as comparable stores, increased our sales by $159.1 million. Our closed stores partially offset our consolidated sales increase by approximately $3.4 million. Consolidated comparable store sales increased 9% during fiscal 2005. During fiscal 2006, our consolidated comparable store sales increase was the result of a 7% increase in the number of comparable store sales transactions and a 4% increase in our average dollar transaction size. Comparable store sales increased 10% for The Children’s Place business as compared to a 9% comparable store sales increase in fiscal 2005. Disney Stores reported a 14% comparable store sales increase. In addition, fiscal 2006 was a 53-week year, with the extra week contributing approximately $29.5 million to fiscal 2006 net sales.

Our 10% comparable store sales increase for The Children’s Place business was primarily the result of an 8% increase in the number of comparable store sales transactions and a 2% increase in our average dollar transaction size. Our increased dollar transaction size was driven primarily by an increase in the number of items sold in each transaction. During the fiscal 2006, we achieved comparable store sales increases in The Children’s Place business across all geographical regions, departments and store types.

For the Disney Store, our 14% comparable store sales increase was primarily the result of a 9% increase in our average dollar transaction size and a 5% increase in the number of comparable store sales transactions. Our increase in dollar transaction size in fiscal 2006 compared to fiscal 2005 was driven by an increase in the number of items sold in each transaction and new merchandise that commanded a higher price point. During fiscal 2006, all geographical regions, departments and store types experienced comparable store sales increases.

During fiscal 2006, we opened 69 The Children’s Place stores, 60 in the United States, seven in Canada and two in Puerto Rico. We also opened 19 Disney Stores, 18 in the United States and one in Canada. We closed five The Children’s Place stores and eight Disney Stores in fiscal 2006.

Consolidated gross profit increased by $168.4 million to $828.4 million during fiscal 2006 from $660.0 million during fiscal 2005. As a percentage of net sales, gross profit increased 150 basis points to 41.1% during fiscal 2006 from 39.6% during fiscal 2005. This increase in consolidated gross profit, as a percentage of net sales, resulted from the leveraging of occupancy costs of approximately 120 basis points, a higher initial markup of approximately 120 basis points, partially offset by higher markdowns of approximately 80 basis points and higher distribution and production and design costs of approximately 10 basis points. Our increase in gross margin as a percentage of net sales was primarily driven by the Disney Stores. At the Disney Store, our gross margin, as a percentage of net sales, was higher in fiscal 2006 than in fiscal 2005 due to a higher initial markup, the leveraging of occupancy costs and lower markdowns. For The Children’s Place business, our gross margin, as a percentage of net sales, was flat in fiscal 2006 as compared to fiscal 2005. At The Children’s Place business, the leveraging of occupancy costs and a higher initial markup was offset by higher markdowns. While Disney Store continues to have a lower gross margin structure than The Children’s Place business, it has benefited from increased full price selling and the implementation of our low-cost sourcing strategies.

Selling, general and administrative expenses increased $112.3 million to $626.3 million during fiscal 2006 from $514.0 million during 2005. As a percentage of net sales, selling, general and administrative expenses increased approximately 20 basis points to 31.0% during fiscal 2006 from 30.8% during fiscal 2005. Selling, general and administrative expenses were unfavorably impacted in fiscal 2006 primarily as a result of:

•      Stock option investigation costs which approximated $16.1 million, or 80 basis points, and included legal, forensic accounting and other professional fees of $8.1 million, the tax consequences associated with discounted employee stock options, which approximated $6.3 million, as well as non-cash compensation expense associated with option terms that were extended due to the suspension of option exercises during the investigation, which approximated $1.7 million;

•      Increased store incentives and management bonuses which approximated $6.2 million, or approximately 20 basis points;

•      Equity compensation expense for (i) the implementation of SFAS 123(R) and (ii) promises to grant stock options and restricted stock, which approximated $2.0 million, or 10 basis points;

•      Increased legal settlement expenses, primarily due to the settlement of two class action litigations, which represented approximately $2.9 million or 20 basis points; and

•      Increased marketing of approximately $10.9 million, which approximated 10 basis points, due to increased marketing efforts to promote our brands.

As a percentage of net sales, these increases in selling, general and administrative expenses were partially offset by equity compensation and other stock option related expenses of approximately $9.7 million recorded in fiscal 2005, or approximately 60 basis points, consisting of approximately:

•      $6.7 million for revised measurement dates on stock options;

•      $1.4 million for the resolution of tax consequences associated with discounted options;

•      $1.3 million for the accelerated vesting of approximately 2.1 million stock options; and

•      $0.3 million for the modification of options for a terminated associate.

In addition, while we incurred approximately $44.8 million more in store and administrative payroll and benefits costs in fiscal 2006, we leveraged these costs as a percentage of net sales by approximately 40 basis points. In fiscal 2006, due to our increased store base, we incurred approximately $34.5 million more in utilities, supplies, repair and maintenance and other variable store expenses to support our business.

During fiscal 2006, we recorded asset impairment charges of $17.1 million, or approximately 0.8% of net sales, as compared to $0.2 million recorded in fiscal 2005 for one underperforming store. During fiscal 2006, our asset impairment charge was comprised of a $9.6 million charge related to the renovation of 29 Mickey stores and $7.1 million related to our decision not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with our decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website. The remaining $0.4 million related to the write down of leasehold improvements and fixtures in five underperforming The Children’s Place stores. During 2005, we introduced the Mickey store prototype at the Disney Store but we became dissatisfied with the prototype from a brand, design and construction standpoint. The impairment charge for the 29 Mickey stores reflects stores that were unable to generate sufficient cash flow prior to their renovation to cover the carrying value of these long-term assets. We currently have a total of 70 Mickey stores in our store base, of which we plan to renovate 37 and refresh the remainder during fiscal 2007 and fiscal 2008.

Depreciation and amortization amounted to $65.7 million or 3.3% of net sales, during fiscal 2006, as compared to $52.9 million, or 3.2% of net sales, during fiscal 2005. The $12.8 million increase in depreciation expense in fiscal 2006 is due primarily to our new stores and remodels, as well as investments made in our distribution facilities and our new administrative office in Pasadena, California.

Interest income, net, was $3.9 million, or approximately 20 basis points, of net sales, during fiscal 2006 as compared to $0.6 million during fiscal 2005. The increase in interest income, net, during fiscal 2006 resulted from higher net cash investment position and higher interest rates during fiscal 2006. Additionally, during fiscal 2005, because we are required to manage liquidity for our businesses separately, we incurred interest expense on borrowings under our credit facility for The Children’s Place business while we earned interest on our net cash investment position for the Disney Store.

Our income tax provision was approximately $35.9 million during fiscal 2006 as compared to $35.1 million during fiscal 2005. Our effective tax rate was 29.1% during fiscal 2006 versus 37.6% in fiscal 2005. The reduction in our effective tax rate in fiscal 2006 primarily resulted from a one time cash dividend from some of our Canadian subsidiaries, which also brought foreign tax credits that can be utilized to reduce U.S. income taxes. Our fiscal 2006 tax provision was reduced by approximately $9.5 million after the effect of this transaction.

During fiscal 2005, we recorded a $1.7 million extraordinary gain, net of taxes. This extraordinary gain represented the incremental gain recognized upon the finalization of purchase accounting for the DSNA Business. The extraordinary gain arose because the fair value of net assets acquired was in excess of the amounts paid to acquire the DSNA Business.

Due to factors discussed above, net income for fiscal 2006 increased $27.4 million to $87.4 million from $60.0 million in fiscal 2005.

Year Ended January 28, 2006 Compared to Year Ended January 29, 2005

Net sales increased $511.2 million, or 44%, to $1.669 billion during fiscal 2005 from $1.158 billion during fiscal 2004. Sales for fiscal 2005 were comprised of $1.171 billion from The Children’s Place business, an 18% increase over the $994.1 million reported in fiscal 2004 and $497.7 million in sales from the Disney Store business, a 205% increase over the $163.4 million reported in fiscal 2004. Disney Store results in fiscal 2005 reflect a full year of operation versus 10 weeks of operations in fiscal 2004. Our fiscal 2005 net sales increase resulted from $429.5 million in net sales from new stores and other stores that did not qualify as comparable stores, $81.5 million in net sales from comparable stores and $0.2 million in sales from closed stores. Comparable store sales increased 9% as compared to a 16% comparable store sales increase in fiscal 2004. During fiscal 2005, our comparable store sales increase was the result of a 6% increase in our average dollar transaction size and a 3% increase in the number of comparable store sales transactions. Due to the acquisition of the DSNA Business in fiscal 2004, the Disney Store business did not have any comparable stores in fiscal 2005.

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

Consolidated gross profit increased by $207.9 million to $660.0 million during fiscal 2005 from $452.1 million during fiscal 2004. As a percentage of net sales, gross profit increased 50 basis points to 39.6% during fiscal 2005 from 39.1% during fiscal 2004. This increase in gross profit, as a percentage of net sales, was comprised primarily of a higher merchandise margin of approximately 110 basis points and the impact of the sell through of acquired Disney Store inventory, which was favorable to fiscal 2004 by approximately 30 basis points, partially offset by higher distribution and occupancy costs which were approximately 90 basis points unfavorable due to costs associated with our new distribution center facility. In accounting for the acquisition of the DSNA Business, we were required to write-up acquired inventory to its fair value as of the acquisition. The subsequent sell through of this written up inventory unfavorably impacted gross margins by $1.2 million, or approximately 10 basis points, during fiscal 2005 and $5.0 million, or approximately 40 basis points, during fiscal 2004. For The Children’s Place business, our gross margin was higher in fiscal 2005 than in fiscal 2004 due to a higher initial markup, lower markdowns and the leveraging of occupancy expenses, partially offset by higher distribution costs.

Selling, general and administrative expenses increased $177.4 million to $514.0 million during fiscal 2005 from $336.6 million during 2004. Approximately $125.6 million of our dollar increase in selling, general and administrative expenses was attributable to the Disney Stores, which we operated for the full year in fiscal 2005 as compared to ten weeks during fiscal 2004. The remainder of our dollar increase in selling, general and administrative expenses is attributable to our The Children’s Place business and relates primarily to our increased store base.

As a percentage of net sales, selling, general and administrative expenses increased 170 basis points to 30.8% during fiscal 2005 from 29.1% during fiscal 2004. This increase as a percentage of net sales increase was due primarily to:

•      Disney Store expenses we did not have in fiscal 2004 which were approximately $16.2 million higher than last year, or approximately 80 basis points, and included increased royalty expense of approximately $12.9 million, with the remainder primarily due to increased remodeling expense resulting from the remodeling of 31 Disney Stores during fiscal 2005;

•      Increased repair, maintenance and utility expenses, which were approximately $18.7 million, or 60 basis points, higher on a consolidated basis than last year due to our continued focus on enhancing the store environment and increased utility costs;

•      Store and administrative payroll, which increased on a consolidated basis approximately $72.2 million, or 40 basis points, partially offset by favorable medical costs, which were approximately 30 basis points lower in fiscal 2005 as compared to fiscal 2004.

•      Equity compensation expense increased approximately 30 basis points in fiscal 2005, as compared to fiscal 2004. Equity compensation expense during fiscal 2005 was approximately $9.7 million, or approximately 60 basis points of net sales, and consisted of:

•      Approximately $6.7 million for revised measurement dates on stock options;

•      Approximately $1.4 million for the resolution of tax consequences associated with discounted options;

•      Approximately $1.3 million for the accelerated vesting of approximately 2.1 million stock options; and

•      Approximately $0.3 million for the modification of options for a terminated associate.

Equity compensation expense in fiscal 2004, was approximately $2.8 million, or approximately 30 basis points of net sales, and consisted of:

•      Approximately $2.4 million related to revised measurement dates on stock options; and

•      Approximately $0.4 million for the resolution of tax consequences of discounted options.

Depreciation and amortization amounted to $52.9 million or 3.2% of net sales, during fiscal 2005, as compared to $49.0 million, or 4.2% of net sales, during fiscal 2004. Excluding the $1.7 million of depreciation expense associated with the Disney Store business, depreciation and amortization as a percentage of The Children’s Place brand sales approximated 4.4% in fiscal 2005, which reflects higher fiscal 2005 infrastructure capital expenditures such as our new distribution center and enterprise software platforms. Fiscal 2005 depreciation and amortization expense for the Disney Store business represents the expense for assets put in service during fiscal 2005 as we remodeled and opened new stores. No depreciation expense was recorded on acquired property and equipment since the fair value of net assets acquired exceeded the amounts paid for the DSNA Business.

Our income tax provision was $35.1 million during fiscal 2005 as compared to $25.9 million during fiscal 2004 due to our increased profitability. Our effective tax rate was 37.6% during fiscal 2005 versus 39.1% in fiscal 2004. The improvement in the effective tax rate reflects a larger portion of our income derived from lower tax jurisdictions, partially offset by the $1.9 million expense associated with our approximately $45 million repatriation under the American Jobs Creation Act.

Due to factors discussed above, net income for fiscal 2005 increased $19.4 million to $60.0 million from $40.6 million in fiscal 2004.

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

Further, we anticipate that The Children’s Place business might need to provide additional capital to the Disney Stores thereafter, to support the Company’s commitment in the Refurbishment Amendment to remodel and maintain the Disney Stores over the next five years. With respect to the total capital commitment of $175 million that we have made for the work required by the Refurbishment Amendment, we expect to fund these amounts through cash flow from operations of the Disney Store business, borrowings and availability under our credit facilities and capital contributions from The Children’s Place business to the Disney Store business.

In connection with our acquisition of the Disney Store business in 2004, we entered into a Guaranty and Commitment dated as of November 21, 2004, in favor of Hoop and Disney. As required by the Guaranty and Commitment, we invested $50 million in Hoop concurrently with the consummation of the acquisition, and agreed to invest up to an additional $50 million to enable Hoop to comply with its obligations under the License Agreement and otherwise fund the operations of Hoop. The Guaranty and Commitment provides that our $50 million additional commitment is subject to increase if certain distributions are made by Hoop to The Children’s Place. To date, we have not invested any portion of the additional $50 million in Hoop. We also agreed in the Guaranty and Commitment to guarantee the payment and performance of Hoop (for its royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

In connection with our acquisition of the DSNA Business, Hoop and Disney’s subsidiaries entered into a License Agreement under which Hoop has the right to use certain Disney intellectual property in the DSNA Business in exchange for ongoing royalty payments. The License Agreement limits Hoop’s ability to make cash dividends or other distributions. Specifically, Hoop’s independent directors must approve payment of any dividends or other distributions, other than payments of:

•  Amounts due under terms of the tax sharing and intercompany services agreements;

•  Approximately $61.9 million which represents a portion of the purchase price paid by the Company to Disney (limited to cumulative cash flows since the date of the acquisition); and

•  Certain other dividend payments, subject to satisfaction of additional operating conditions and limited to 50% of cumulative cash flows up to $90 million, and 90% of cumulative cash flows thereafter (provided that at least $90 million of cash and cash equivalents is maintained at Hoop).

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

Under the License Agreement, Hoop may not incur indebtedness or guarantee indebtedness without written approval from TDS Franchising LLC (“TDSF”), an affiliate of The Walt Disney Company, except in permitted circumstances as outlined by the License Agreement. The License Agreement provides that trade letters of credit to fund inventory purchases are permitted without limitation; borrowings under all term and revolving loans are limited to $35.0 million, with a maximum of $7.5 million for term loan borrowings; and the aggregate amount outstanding under all term and revolving loans must be reduced to $10.0 million or less at least once annually.

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

As of February 3, 2007 and January 28, 2006, there were no outstanding borrowings under the 2004 Amended Loan Agreement. During fiscal 2006, various letters of credit were issued pursuant to the 2004 Amended Loan Agreement, but there were no borrowings under the 2004 Amended Loan Agreement, other than letters of credit that cleared after business hours. The average loan balance under the 2004 Amended Loan Agreement during fiscal 2006 was approximately $0.6 million. During fiscal 2006, our maximum borrowings under the 2004 Amended Loan Agreement were $7.5 million. Availability under the 2004 Amended Loan Agreement as of February 3, 2007 was $78.5 million as compared to availability of $74.1 million as of January 28, 2006. Letters of credit outstanding under the 2004 Amended Loan Agreement as of February 3, 2007 were $51.5 million as compared with $49.2 million as of January 28, 2006. The interest rates charged under the 2004 Amended Loan Agreement were 8.25% and 7.25% per annum as of February 3, 2007 and January 28, 2006, respectively.

The 2004 Amended Loan Agreement contained various covenants, which included limitations on our annual capital expenditures, maintenance of certain levels of excess collateral and a prohibition on the payment of dividends. The 2004 Amended Loan Agreement also contained covenants limiting the amount of funds we can invest in Hoop to $20 million in fiscal 2007 and $15 million in fiscal 2008.

Primarily as a result of our restatement and the delay in completing our financial statements caused by our stock option investigation, we were not in compliance with the financial reporting covenants under the 2004 Amended Loan Agreement as of February 3, 2007, nor have we been in compliance since that time. However, we obtained waivers from our lenders for such noncompliance. As discussed below, in June 2007, we entered into an amended and restated loan and security agreement with Wells Fargo and other lenders, which amended and restated the 2004 Amended Loan Agreement. There were no fees associated with obtaining the waivers through June 28, 2007, the date the 2004 Amended Loan Agreement was amended and restated. In the amended and restated loan agreement, we received forbearance of these reporting requirements through July 31, 2007 and subsequently we were granted a waiver through August 30, 2007, which was extended through January 1, 2008. There were no fees associated with obtaining the waiver through August 30, 2007; however, we were required to pay a fee of $102,000 to extend the waiver from August 30, 2007 through the date this Annual Report on Form 10-K was filed with the SEC.

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

Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of Hoop as well as a pledge of a portion of the equity interests in Hoop Canada. Borrowings and letters of credit under the Hoop Loan Agreement are used by Hoop for working capital purposes for the Disney Store business. Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. The prime rate margin was 0.25% and the LIBOR margin was 2.00% or 2.25%, depending on the domestic Hoop entity’s level of excess availability. The unused line fee was 0.30%.

As of February 3, 2007 and as of January 28, 2006, there were no borrowings under the Hoop Loan Agreement. Letters of credit outstanding were $16.6 million and $25.8 million as of February 3, 2007 and January 28, 2006, respectively. Availability under the Hoop Loan Agreement was $31.6 million and $16.3 million as of February 3, 2007 and January 28, 2006, respectively. During fiscal 2006, various letters of credit were issued pursuant to the Hoop Loan Agreement, but there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours. The average loan balance under the Hoop Loan Agreement during fiscal 2006 approximated $0.4 million. The maximum overnight borrowings during fiscal 2006 were $1.7 million. The interest rate charged under the Hoop Loan Agreement was 8.50% and 7.50% per annum as of February 3, 2007 and January 28, 2006, respectively.

The Hoop Loan Agreement contains various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and indebtedness. In addition, an event of default under the Disney License Agreement would create a cross-default under the Hoop Loan Agreement. Primarily as a result of the delay in completion of our financial statements caused by our stock option investigation and our discussions with Disney regarding breaches of the License Agreement, we were not in compliance as of February 3, 2007 or thereafter with the financial reporting covenants under the Hoop Loan Agreement or the provision requiring Hoop to comply with the License Agreement. However, we obtained waivers from our lenders for such noncompliance. There were no fees associated with obtaining the waivers through August 30, 2007. However, we were required to pay a fee of $48,000 to extend the waiver from August 30, 2007 through the date this Annual Report on Form 10-K was filed with the SEC.

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

Cash Flows/Capital Expenditures

Cash flows provided by operating activities were $135.6 million, $115.9 million, and $209.2 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. In fiscal 2006, cash flows from operating activities were driven by net income of $87.4 million. Significant non-cash expenses included approximately $65.7 million in depreciation and amortization expense as well as $18.8 million in net royalty expense, $17.1 million in asset impairment charges, including $9.6 million in impairments at 29 of our Mickey prototype stores, $7.1 million in disposals of property and equipment resulting from our decisions not to proceed with a New York City store location and infrastructure investments that were written off in conjunction with our decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website, and $0.4 million of impairment at five underperforming stores. During fiscal 2006, we made cash payments of approximately $92.5 million for taxes. These payments included payments related to income earned in fiscal 2005 and estimated tax payments for fiscal 2006. Our primary use of operating cash was the purchase of inventories, which accounted for $26.2 million.

In fiscal 2005, cash flows from operating activities were driven by net income of $60.0 million. Significant non-cash expenses included $52.9 million of depreciation and amortization expense and $20.0 million of net royalty expense. In fiscal 2005, we were in the royalty holiday period for our Disney Stores, and therefore, all of the royalty expense was non-cash. The major operating asset that was used in operating activities was inventories, which accounted for approximately $50.5 million. This increase in inventories primarily reflected the earlier flow of our spring inventory for both businesses, and for Disney Stores, our planned unit increase in support of our value pricing strategy. Offsetting this use of cash flows in operating activities were a $41.3 million increase in taxes payable resulting from our higher taxable income in fiscal 2005 and estimated tax payments made during fiscal 2006 related to income earned in fiscal 2005, and a $23.6 million increase in deferred rent liabilities primarily reflecting the growth in landlord incentives received for new stores opened at The Children’s Place.

Cash flows used in investing activities were $229.2 million, $89.0 million, and $142.9 million, in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. During 2006, cash flows used in investing activities increased $140.2 million, primarily as a result of a $75.2 million increase in our investments and a $65.9 million increase in capital expenditures. During fiscal 2006, we had net investments of approximately $75.2 million related to Variable Rate Demand Notes (“VRDNs”). Our fiscal 2006 investments in VRDNs were part of our investment strategy to increase our interest income. During fiscal 2005, our cash flows used in investing activities represented investments made during the year that were sold and used for working capital needs. During fiscal 2006, our capital expenditures were approximately $155.1 million as compared to $89.2 million in fiscal 2005.

Capital expenditures increased in fiscal 2006 as a result of our new stores and remodels and investments in our distribution and administrative facilities. During fiscal 2005, capital expenditures increased $31.4 million due to our increased number of new stores and remodels; investments made for our new distribution center in South Brunswick, New Jersey; upgrades in our other distribution centers to support the Disney Store acquisition; our new office facility in Pasadena, California; and other information technology infrastructure investments required to operate our significantly larger business. During fiscal 2004, cash flows used in investing activities increased primarily due to the acquisition of the DSNA Business for $107.3 million; capital expenditures related to store openings and remodelings; and investments in our logistics and information technology infrastructure, partially offset by the net sale of $22.3 million of investments. The number of new store openings and remodelings has a significant impact on our cash flows used in investing activities. In fiscal 2006, fiscal 2005, and fiscal 2004, we opened 88, 73, and 62 stores, respectively while remodeling 33, 38, and 13 stores, respectively.

Cash flows provided by (used in) financing activities were $38.2 million, $(21.3) million, and $44.3 million in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. In fiscal 2006, cash flows provided from financing activities reflected the funds and tax benefits received from the exercise of employee stock options and employee stock purchases. Prior to the adoption of SFAS 123(R), we presented the tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No.00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Stock Option.” SFAS 123(R) now requires us to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow. During fiscal 2005, cash flows used in financing activities represented the repayment of borrowings under our revolving credit facilities, which reflects repayments of borrowings to fund the acquisition of the DSNA Business, partially offset by exercises of employee stock options and employee stock purchases. During fiscal 2004, cash flows provided by financing activities reflected funds received from borrowings under our revolving credit facilities, partly used to fund the acquisition of the DSNA Business, and funds received from the exercise of employee stock options and employee stock purchases.

We anticipate that total capital expenditures will approximate $200 million in fiscal 2007. We also anticipate receiving approximately $20 million in lease incentives in fiscal 2007. These capital expenditures will provide for the opening of approximately 60 The Children’s Place stores and approximately 15 Disney Stores, and the remodeling of approximately 21 The Children’s Place stores and seven Disney Stores. During fiscal 2007, a significant portion of our capital expenditures were used to open a distribution center in Ft. Payne, Alabama, to commence construction on our new office facilities in Secaucus, New Jersey and to make information technology infrastructure investments. The total project cost of our Ft. Payne distribution center was approximately $68.0 million, of which approximately $14.6 million was expended in fiscal 2006, with the remaining approximately $53.4 million spent in fiscal 2007. Our Ft. Payne distribution center, including the material handling equipment, may be leased or used as collateral for financing in the future.

For our Emerson Lane administrative offices, we originally estimated the total project would cost approximately $65.0 million, of which approximately $4.7 million was expended in fiscal 2006, approximately $11.7 million has been spent to date in fiscal 2007, with the remaining approximately $48.6 million expected to be spent in fiscal 2008 and fiscal 2009. We are currently reviewing the project to determine if there is a more cost effective plan to construct the administrative facility.

We believe that cash on hand, cash generated from operations and funds available under our amended credit facilities will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. Our ability to meet our capital requirements will depend on our ability to generate cash flows from operations. In addition, we may consider additional sources of financing to fund our long-term growth.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables summarize our contractual and commercial obligations as of February 3, 2007 (in thousands):

	Payments Due By Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	1—3 years	3—5 years	More than 5 years
Operating leases(1)	$1,146,782	$183,272	$334,837	$271,364	$357,309
Employment contracts (2)(3)(4)	—	—	—	—	—
Minimum Disney Store royalty (5)	260,000	20,000	40,000	40,000	160,000
Disney Store remodel and maintenance obligations(6)	237,206	16,250	35,750	26,000	159,206
Disney Store remodels in arrears(7)	73,450	73,450	—	—	—
New store and remodel capital expenditure commitments – The Children’s Place(8)	24,101	20,477	3,624	—	—
New store capital expenditure commitments – The Disney Store(8)	6,404	6,404
Long-term debt	—	—	—	—	—
Capital leases	—	—	—	—	—

Total – Contractual Obligations	$1,747,943	$319,853	$414,211	$337,364	$676,515

	Total	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Amounts Committed	1 year or less	1—3 years	3—5 years	More than 5 years
Credit facilities	$—	$—	$—	$—	$—
Purchase commitments (9)	453,971	453,971	—	—	—
Merchandise letters of credit	55,364	55,364	—	—	—
Standby letters of credit (10)	12,732	12,732	—	—	—

Total – Other Commercial Commitments	$522,067	$522,067	$—	$—	$—

Total - Contractual Obligations and Other Commercial Commitments	$2,270,010	$841,920	$414,211	$337,364	$676,515

(1)   Certain of our operating leases include common area maintenance charges in our monthly rental expense. For other leases which do not include these charges in our monthly rental expense, we record the expense in cost of goods sold.

(2)   We have entered into employment agreements with certain executives which provide for the payment of severance up to three times the executive’s salary and certain benefits following any termination without cause. These contracts commit the Company in the aggregate to approximately $5.6 million of employment termination costs, of which $5.0 million represents severance payments.

(3)   Steven Balasiano resigned his position as Senior Vice President of the Company effective July 20, 2007. We entered into a severance agreement with him on July 9, 2007, under which Mr. Balasiano will receive a severance payment of $438,000 and certain other severance benefits. In addition, the Performance Award agreement between Mr. Balasiano and the Company was amended to provide that, if the Company meets the performance goals applicable to the Performance Awards previously granted to him, he will receive a prorated portion (30/36) of the number of shares he would be entitled to receive had he been employed by the Company. The Company currently expects that it will not meet the performance criteria established for these awards.

(4)   Ezra Dabah resigned his position as CEO on September 24, 2007. Pursuant to his employment agreement, he is entitled to receive a cash payment of $3.0 million and over the next three years he is entitled to receive non-cash benefits of $0.4 million, subject to final determination by the Board. In addition, two executive officers have employment agreements that provide that Mr. Dabah’s departure constitutes “good reason” for such executives to terminate their employment agreements with us and receive severance.

(5)   Royalty payments commenced in November 2006 for certain stores. We became subject to minimum royalties at the beginning of fiscal 2007. See Note 11—Commitments and Contingencies in the accompanying consolidated financial statements for a description of the computation of the minimum royalty. In accordance with the terms of the License Agreement, the Company has averaged its eligible Disney Store sales for the previous two years and used that amount to impute the minimum royalty due over the remainder of the 15-year term of the License Agreement. This estimate does not include future increases or decreases in Disney Store sales and cost of living adjustments since these are unknown contingencies. The actual minimum royalty may differ materially from the amount currently estimated.

(6)   Contractual amounts for our Disney Store renovations are estimated based on License Agreement provisions as to the number of Disney Stores required to be remodeled each year. The License Agreement, among other things, requires us to remodel stores within a specified time period following a long-term lease renewal or at least once every 12 years.

(7)   Represents 113 store remodels required under the License Agreement to be completed by February 3, 2007 which had not been completed by that date. Since this commitment relates to prior years, we assumed for purposes of this table that the full amount, estimated at $650,000 per store, would be required in one year or less. However, as of February 3, 2007, we were in negotiations with Disney regarding potential modifications to the License Agreement to address our remodeling commitment. Refer to the paragraphs below for a discussion of the Refurbishment Amendment entered into in August 2007, which modified, supplemented and superseded certain provisions of the License Agreement, including our remodeling commitments through fiscal 2011.

(8)   As of February 3, 2007, we had executed 40 leases for new stores and major remodels (30 for The Children’s Place business and 10 for the Disney Store). This amount represents our estimate of the capital expenditures required to open and begin operating these stores. We also expect to receive landlord lease incentives of approximately $12.5 million for these stores, approximately $10.0 million for The Children’s Place and approximately $2.5 million for the Disney Store.

(9)   Represents purchase orders for merchandise for re-sale of approximately $388.3 million and equipment and construction commitments of approximately $65.7 million, including commitments related to our Ft. Payne, Alabama distribution center and our new administrative offices at 2 Emerson Lane in Secaucus, NJ.

(10) Represents letters of credit issued to landlords, banks, insurance companies and Disney subsidiaries. We do not expect a cash outlay for these stand-by letters of credit during 2007.

In August 2007, following lengthy discussions between the parties, the Company and a Disney subsidiary entered into a Refurbishment Amendment, which modified, supplemented and superseded the store renovation provisions of the License Agreement, effective through January 31, 2012. The Refurbishment Amendment sets forth specific requirements regarding Disney Stores to be remodeled and otherwise refreshed over the period the Refurbishment Amendment is in effect and obligates not only Hoop but also our parent company (which operates The Children’s Place business), among other things, to commit $175 million to remodel and refresh these stores through fiscal 2011. While the original provisions of the License Agreement obligated Hoop to remodel Disney Stores under certain circumstances and at certain times, as reflected in the table above, the original License Agreement did not obligate our parent company beyond the original purchase price and amounts payable pursuant to the Guaranty and

Commitment, nor did the original License Agreement establish a specific dollar commitment for our store remodel obligations. Accordingly, the amounts in the table above as of February 3, 2007 are based on our internal estimates of the costs that would have been incurred by Hoop to give effect to the store remodels required by the original License Agreement. Additionally, as part of our $175 million capital commitment, the Refurbishment Amendment requires that we complete a “maintenance and refresh” program (which includes the Mickey retrofits) in approximately 165 Disney Stores by June 30, 2008 (including the flagship store located on Michigan Avenue in Chicago, which was completed on September 12, 2007). Although the original License Agreement generally required us to maintain the physical appearance of the Disney Stores in accordance with the highest standards prevailing in specialty retailing, the “maintenance and refresh” program under the Refurbishment Amendment imposes specific requirements for timing, numbers of stores and the type of work to be performed. This “maintenance and refresh” program was considered necessary to upgrade the quality of the Disney Stores to the standard required under the License Agreement and is incremental to the original License Agreement. The “maintenance and refresh” program is expected to cost approximately $16 million over the 12 month period. Some of the stores required to be refreshed under this program will also be remodeled at a later date in accordance with the Refurbishment Amendment. With respect to the total capital commitment of $175 million that we have made for the work required by the Refurbishment Amendment, we expect to fund these amounts through cash flow from operations of the Disney Store business, borrowings and availability under our credit facilities and capital contributions from The Children’s Place business to the Disney Store business.

Pursuant to the Refurbishment Amendment, we are obligated to remodel a total of 236 existing Disney Stores by the end of fiscal 2011 into a new store prototype the Company developed, of which the first seven remodels must be completed during fiscal 2007, with an additional 49, 60, 70 and 50 stores required to be remodeled during fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011, respectively. The Refurbishment Amendment also limits the number of new Disney Stores to be opened during the remodeling period. However, under the Refurbishment Amendment, we agreed to open at least 18 new Disney Stores using the new store prototype by the end of fiscal 2008, the majority of which will open in fiscal 2007, and we have the right to open up to a specified number of additional new stores using the new store prototype during each fiscal year. The following table summarizes our remodel and maintenance refresh obligations between fiscal 2007 and fiscal 2011 under the terms of the Refurbishment Amendment (amounts in thousands):

	Store Remodel		Mickey Retrofit		Maintenance Refresh			Total
Fiscal Year	Stores (#)	Estimated Cost ($ )	Stores (#)	Estimated Cost ($ )	Stores (#)	Estimated Cost ($ )	Contingency ($ )	Estimated Cost ($)
2007	7	$4,250	7	$1,050	6	$950	$1,245	$7,495
2008	49	31,650	28	4,200	129	9,675	1,245	46,770
2009	60	39,000	—	—	—	—	1,245	40,245
2010	70	45,500	—	—	—	—	1,245	46,745
2011	50	32,500	—	—	—	—	1,245	33,745
2007 - 2011	236	$152,900	35	$5,250	135	$10,625	$6,225	$175,000

The table above reflects the requirements of the Refurbishment Amendment, under which we must complete a maintenance refresh in approximately 170 Disney Stores by June 30, 2008 and then remodel certain of those stores at a later date. However, in the event we were to remodel or close any such store prior to the time when it is due for a maintenance refresh, we would no longer be obligated to refresh that store. Accordingly, we anticipate that not all of the 170 stores reflected in the table will need to be refreshed, and at the time the Refurbishment Amendment was executed, we estimated that 165 stores would be refreshed.

As mentioned above, in addition to the remodel and maintenance costs shown in the above table, the Refurbishment Amendment obligates us to open a total of 18 new Disney Stores by January 31, 2009, which we estimate will cost approximately $11.7 million in capital expenses. The majority of these costs will be incurred in fiscal 2007 and are included in our capital expenditure plans. In addition to these 18 new Disney Stores, during the term of the Refurbishment Amendment we may elect to open additional new Disney Stores, subject to certain limitations under the Refurbishment Amendment and the original License Agreement. The costs of any such other Disney Stores we may voluntarily elect to open are not reflected as commitments in the tables in this section.

The following table represents our store opening, remodeling and maintenance commitments for the Disney Store business for the remainder of the initial term of the License Agreement (through fiscal 2019) taking into account the requirements of the Refurbishment Amendment that apply through fiscal 2011as if the Refurbishment Amendment had been in effect at February 3, 2007:

	Payments Due By Period
(dollars in thousands)	Total	1 year or less	1—3 years	3—5 years	More than 5 years
Disney Store new store capital expenditure, remodel and maintenance and refresh obligations (1)	$341,296	$17,245	$88,965	$80,490	$154,596

(1)   Our Disney Store obligation of approximately $341.3 million is comprised of the $175 million remodel, retrofit and maintenance and refresh obligation noted above through fiscal 2011, approximately $11.7 million in new store capital expenditures (18 stores estimated at $650,000 each) as provided for in the Refurbishment amendment, and our remaining estimated obligation of approximately $154.6 million as provided for by the terms of the original License Agreement.

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

Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales at The Children’s Place and upon Halloween sales at Disney Store. Our fourth quarter results are heavily dependent upon sales during the holiday season. As is the case with many retailers of apparel and related merchandise, we typically experience lower net sales and net income during the first two fiscal quarters, and net sales and net income are lower during the second fiscal quarter than during the first fiscal quarter. We experienced losses in the second quarters of fiscal 2007, fiscal 2006 and fiscal 2005. It is also possible that we could experience losses in other quarters. Because of these fluctuations in net sales and net income (loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

	Fiscal Year Ended February 3, 2007
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$426,509	$395,614	$550,410	$645,180
Gross profit	166,963	137,314	242,148	281,988
Operating income (loss)	22,942	(21,791)	64,988	53,256
Net income (loss)	14,720	(13,519)	41,528	44,661
Basic net income (loss) per common share	$0.52	$(0.47)	$1.43	$1.54
Diluted net income (loss) per common share	$0.50	$(0.47)	$1.38	$1.48
Comparable store sales increase	9%	16%	14%	6%
Stores open at end of period	1,125	1,142	1,182	1,194

	Fiscal Year Ended January 28, 2006(1)
	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter
Net sales	$369,217	$318,750	$441,051	$539,718
Gross profit	141,981	98,754	185,420	233,858
Operating income (loss)	16,532	(33,222)	42,018	67,652
Net income (loss)	$10,042	$(20,119)	$28,738	$41,308
Basic net income (loss) per common share	$0.37	$(0.73)	$1.04	$1.48
Diluted net income (loss) per common share	$0.35	$(0.73)	$1.01	$1.42
Comparable store sales increase	13%	4%	6%	11%
Stores open at end of period	1,059	1,075	1,107	1,119

(1)    See the “Explanatory Note” immediately preceding Part I, Item 1, Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements in this Annual Report on Form 10-K and Note 16, “Quarterly Financial Data (Unaudited).”

(2)    Third quarter of fiscal 2005 includes an extraordinary gain net of taxes of $1.7 million, or $0.06 per share, resulting from the finalization of the fair value of the DSNA Business acquired versus the amount we paid.

QUARTERLY EFFECTS OF RESTATEMENT

The quarterly effects of the restatement on selected income statement line items for the first quarter of fiscal 2006 and the quarters in fiscal 2005 are as follows:

	Fiscal Year Ended February 3, 2007
Increase/(Decrease) in financial statement line items	April 29, 2006	Fiscal Year
(in thousands)
Cost of sales	$620	$620
Selling, general & administrative	384	384
Operating income	(1,004)	(1,004)
Provision for income taxes	(383)	(383)
Net income	$(621)	$(621)

	Fiscal Year Ended January 28, 2006
Increase/(decrease) in financial statement line items	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006	Fiscal Year
(in thousands)
Cost of sales	$(451)	$321	$(252)	$1,609	$1,227
Selling, general & administrative	(99)	1,588	670	6,395	8,554
Operating income	550	(1,909)	(418)	(8,004)	(9,781)
Provision for income taxes	306	(701)	(163)	(3,617)	(4,175)
Net income	$244	$(1,208)	$(255)	$(4,387)	$(5,606)

ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s credit facilities with Wells Fargo provide a source of financing for its working capital requirements. The Company’s credit facilities bear interest at either a floating rate equal to the prime rate or a floating rate equal to the prime rate plus a pre-determined spread. At the Company’s option, it could also borrow at a LIBOR rate plus a pre-determined spread. As of February 3, 2007, the Company had no borrowings under the Amended Loan Agreement or the Hoop Loan Agreement. The Company amended its Wells Fargo credit facilities in June 2007. For a discussion of the amended facilities, please refer to Note 7—Credit Facilities in the accompanying consolidated financial statements.

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. The Company does not generally hedge these net investments. As of February 3, 2007, the Company is not a party to any derivative financial instruments.

As of February 3, 2007, the Company had approximately $54.1 million of its cash and investment balances held in foreign countries, of which approximately $23.5 million was in Canada and approximately $30.6 million in Hong Kong. While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country. Consequently, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company’s financial position or results of operations.

In addition to the Company’s Asian operations, the Company has a growing business in Canada. While currency rates with the Canadian dollar moved in the Company’s favor for the first and third quarters of the fiscal year, they moved against the Company in the second and fourth quarters of fiscal 2006 and there can be no guarantee that the exchange rate will move in the Company’s favor in the future. Foreign currency fluctuations could have a material adverse effect on our business and results of operation.

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

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 9, 2007, we were advised by Deloitte & Touche LLP (“Deloitte”), our independent registered public accounting firm, that Deloitte will not stand for re-election as our independent registered public accounting firm for the fiscal year ending February 2, 2008 (“fiscal 2007”). Deloitte agreed to complete its engagement as auditor of our consolidated financial statements for the three fiscal years in the period ended February 3, 2007, which are included in this Annual Report on Form 10-K.

On October 15, 2007, the Company, as approved by the Audit Committee of the Board of Directors, engaged BDO Seidman, LLP (“BDO”) as the Company’s independent registered public accounting firm for fiscal 2007.

Prior to the resignation of the Company’s former CEO on September 24, 2007, Deloitte advised the Company that it had determined, in its professional judgment, that it was no longer willing to rely on his representations in connection with its audits.

Other than as described below, during our two most recent fiscal years ended January 28, 2006 and February 3, 2007, and during the subsequent interim periods to the date of this filing, there has been no disagreement between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its audit report.

Deloitte has informed us that the difference in judgment between the Company and Deloitte, which resulted in the modification of Deloitte’s report with respect to management’s assessment of the Company’s internal control over financial reporting relating to the Company’s disclosure of its material weaknesses (which report is included in Item 9A of this report on Form 10-K), represents, in Deloitte’s professional judgment, a disagreement with the Company under Item 304 of Regulation S-K of the SEC and the Company agrees that the difference in judgment should be so treated. The Company does not believe that its disclosure regarding its material weaknesses, as contained in Item 9A of this Annual Report on Form 10-K, was not fairly presented in all material respects as referred to in such report of Deloitte.

ITEM 9A.—CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our Interim CEO and our Executive Vice President — Finance and Administration, who is also our interim CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of fiscal 2006. Based on this review, our principal executive officers concluded that our disclosure controls and procedures were not effective as of February 3, 2007 because of the material weaknesses in internal control over financial reporting discussed below.

In light of these material weaknesses, the Company performed additional analyses and other post-closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

(b)   Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our system of internal control is evaluated on a cost benefit basis and is designed to provide reasonable, not absolute, assurance that reported financial information is materially accurate.

Under the supervision and with the participation of our management, including our principal executive officers, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). During this evaluation, management identified three material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the following three material weaknesses, management has concluded that our internal control over financial reporting was not effective as of February 3, 2007 based upon the criteria issued by COSO.

Control Environment

We conducted an evaluation of the design and effectiveness of our control environment, including the control consciousness of our executives and other personnel, as a foundation for all other components of internal control over financial reporting. Among other factors, the matters we considered in assessing the control environment included:

•      The existence and implementation of our Code of Business Conduct and related policies and procedures regarding compliance with law, avoidance and mitigation of conflicts of interest, stock trading and expected standards of ethical and moral behavior, including dealings with other employees, suppliers, customers, investors, creditors, insurers and competitors;

•      The existence and implementation of other policies and procedures pertaining to internal governance and business processes such as expense reimbursement and expenditure authorization, as well as those pertaining to the Company’s stock option grant practices discussed below;

•      The actions of senior management throughout the year in adhering to good control practices and fostering adherence by other employees with such practices; and

•      The effect on the control consciousness of management and other employees of sanctions imposed and other remedial actions taken when violations of Company policies and procedures occur.

Our Code of Business Conduct, which is overseen by our Audit Committee, is intended to ensure that the Company conducts business on a high ethical plane and employees and others representing the Company pay proper attention to ethical issues. We consider proper attention to compliance with the code and other policies and procedures, actions by our senior management during the year in dealing with governance practices and matters affecting internal control, and sanctions imposed and other remedial actions taken when violations of our policies and procedures occur key to maintaining the “tone at the top” requisite in order for the code and our other policies and procedures to be taken seriously and fully implemented throughout our organizational structure.

Our evaluation concluded that, although policies and procedures appropriate for a strong control environment were designed and in large part instituted, the Company has not been successful in ensuring overall adherence to them to the degree necessary for maintenance of a fully effective control environment. Matters important to the conclusion reached in our evaluation included:

•      The findings regarding deficiencies in the Company’s stock option granting practices made in the Company’s investigation;

•      Violations during fiscal 2006 of the Code of Business Conduct by two members of senior management; and

•      Certain other deficiencies noted in adherence during the year to good control practices by certain members of senior management.

Management has concluded, and the Audit Committee of the Board agrees, that collectively the problems found in these areas reflected a material weakness in our internal control environment.

Stock Options

As discussed in Note 2 in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, on September 7, 2006 the Company announced that an internal review had discovered irregularities related to the issuance of certain past stock option grants. On or about September 14, 2006, the Company suspended the granting of stock options or other equity awards to employees and directors and the exercise of outstanding options until it implements new practices for equity awards and becomes current in its periodic reporting to the SEC. This suspension continues currently.

The Company subsequently announced that a special committee of outside directors (the “Special Committee”) had been formed and had hired independent counsel to conduct a comprehensive investigation of the Company’s past stock option granting practices. As a result of the independent investigation, management has concluded, and the Audit Committee of the Board agrees, that the lack of adequate controls over the granting of stock options and related documentation constituted a material weakness in internal control over financial reporting. Specifically, we identified a material weakness comprising the following internal control deficiencies:

•      A formal policy for approving and granting options was not in place.

•      There was a lack of oversight by executive management with respect to the issuance and administration of the Company’s stock options.

•      The record keeping in connection with the authorization and issuance of stock options was inadequate.

•      Our procedures were insufficient to ensure that all option grants complied with our stock option plans and were recorded in accordance with applicable accounting rules.

This weakness resulted in the use of incorrect accounting measurement dates for certain stock option grants and related errors in recording compensation expense. Accordingly, the Company is restating previously filed financial statements in this Annual Report on Form 10-K.

Financial Closing and Reporting Process

Due to a lack of resources and the diversion of resources to the stock option investigation and the resulting restatement of our financial statements, the Company did not maintain effective controls over the period-end financial close and reporting processes. As a result, the Company identified a number of adjustments to its 2006 financial statements after their normal release date. Due to the actual and potential effect on financial statement balances and disclosures, and the importance of the financial closing and reporting processes, management has concluded, and the Audit committee of the Board agrees, that, in the aggregate, these deficiencies in internal controls over the period end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to these adjustments were that:

•      The Company did not maintain effective controls over the review and analysis of period-end account balances and the monitoring of account activity, resulting in an incorrect balance in certain accrual accounts and related adjustments. In addition, this deficiency had the potential to affect all significant financial statement accounts and could result in a material adjustment to the financial statements;

•      The Company did not maintain effective controls to ensure the accuracy of the supporting calculations for certain routine and non-routine transactions. As a result, immaterial errors in spreadsheets resulted in the incorrect recording of certain transactions; and

•      While accounting reconciliations were performed, the Company did not maintain effective controls to ensure that they were performed and reviewed on a timely basis and that the analyses and decisions around some reconciling items were properly documented.

Deloitte & Touche, LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of internal control over financial reporting, which is included immediately following Item 9A(d) to this Annual Report on Form 10-K.

(c)   Changes in Internal Controls Over Financial Reporting

The following significant changes in our internal control over financial reporting have occurred during our fourth fiscal quarter ended February 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The following governance and management changes were implemented:

•      The positions of Chair of the Board and CEO were separated. Our Lead Director is serving as acting Chair until a permanent Chair is selected.

•      The new position of Executive Vice President, Finance and Administration was established, reporting to the CEO and the Board. Our former Senior Vice President and CFO was elected to this position and currently also serves on an interim basis as our principal financial and accounting officer. Responsibilities of this position include supervising our finance, treasury, accounting, legal and human resource functions and serving along with our CEO as a principal executive officer for purposes of certifying our SEC reports and similar matters.

•      At our Board’s request, our former Chief Administrative Officer, General Counsel and Secretary resigned from such positions. However, he continued as a Senior Vice President with supervisory responsibility for our real estate, construction and facilities, store design, and non-merchandise purchasing until he mutually agreed with the Company to resign such position in July 2007.

Subsequent to February 3, 2007, the following additional governance and management changes were implemented or are in process:

•      Our Board is conducting a search for at least two new independent directors. It is anticipated that, after this expansion of our Board, an independent director will be selected to serve as our Chair of the Board on an ongoing basis.

•      We have hired a new Senior Vice President, Finance, who is expected to become CFO shortly after this filing. In the interim, our Executive Vice President, Finance and Administration, is serving as our CFO. In addition, we have hired a new General Counsel.

•      Our Board has commenced a comprehensive review, with the assistance of independent counsel, of our governance system and processes and the Company’s internal controls. As a result, amendments to several committee charters and to our Corporate Governance Guidelines were adopted. In addition, improvements in our internal policies and procedures were instituted, including amendments to the Code of Business Conduct, Securities Law Compliance Guidelines and Related Party Transaction Control Procedures. Additional improvements are under review.

In addition, the specific violations of our Code of Business Conduct by senior management referred to above were uncovered and investigated under the authority of the Audit Committee, and the Board imposed significant sanctions on the two members of management who committed the violations. To help strengthen the overall control environment, the Company is instituting a formal training program for all Corporate personnel, including executive management, regarding compliance with the Company’s Code of Business Conduct and other Company policies and procedures.

Additionally, under the supervision of our Compensation Committee, we are instituting more rigorous policies, procedures and practices governing the approval and granting of stock options and other equity incentive awards and related accounting and internal controls. The Board in June 2007 adopted a formal Policy Regarding Awards of Equity-Based Incentives to Executive Officers and Other Employees, which is further discussed below and, consistent with that policy, procedures, practices and controls to the following effect will generally be applied to all such grants:

•      Grants will be dated on the date that all required approvals have been obtained or a future date, not later than one month after the approval date, specified when approval is given. The exercise price for each option granted will not be less than the closing price of our stock on the date of grant.

•      Equity grants will generally be approved only at duly convened, regularly scheduled meetings of our Compensation Committee or pursuant to a formal, limited delegation by the committee of grant-making authority to a committee of specified senior officers, as discussed below. Minutes of such meetings will be kept which shall reflect the specifics of any equity grants approved at the meeting. If in extenuating circumstances grants are to be made by unanimous written consent of the members of the Compensation Committee, the grant date will be no earlier than the date the last member signs the consent and the consent is received by the Company. We will no longer use “as of” dating for written consents approving equity grants.

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

•      There will be no changes to grants after approval, other than to withdraw a grant to an individual in its entirety to reflect changes in circumstances between approval and issuance or to correct clear clerical errors. Any other changes will require approval in accordance with the requirements for making new grants.

No further equity grants will be made until the new policies, procedures and controls are instituted.

The Company has hired a Senior Vice President, Finance, who is expected to assume the role of CFO shortly after this filing, and has filled substantially all open positions in the accounting department, which the Company expects will help to remediate the material weakness in the financial closing and reporting process. In addition, the Company’s management and its Audit Committee are taking steps to:

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

These remediation steps are currently being implemented. The material weakness will not be considered remediated until the applicable remedial procedures operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

The Children’s Place Retail Stores, Inc.

Secaucus, New Jersey:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of February 3, 2007, because of the effect of  material weaknesses  identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses have been identified and included in management’s assessment:

Control Environment - The Company's controls did not operate to maintain a fully effective control environment. Specifically, the following deficiencies resulted in this conclusion: (a) the findings regarding deficiencies in the Company’s stock option granting practices made in the Company’s investigation, (b) violations during fiscal 2006 of the Code of Business Conduct by two members of senior management, and (c) certain other deficiencies noted in adherence during the year to good control practices by certain members of senior management.

Stock Options - The Company did not design adequate controls over the granting of stock options and the related documentation. Specifically, the following deficiencies existed: (a) formal policy for granting and approving options was not in place, (b) there was a lack of oversight in the issuance and administration of the Company’s stock options, (c) the record keeping in connection with the authorization and issuance of stock options was inadequate, and (d) the Company’s procedures were insufficient to provide reasonable assurance that all option grants complied with stock option plans and applicable accounting rules. This weakness resulted in the use of incorrect accounting measurement dates for certain stock option grants and related errors in recording compensation expense. Accordingly, the Company is restating previously filed financial statements in this Annual Report on Form 10-K.

Financial Closing and Reporting - The Company did not design adequate controls over the financial closing and reporting process. Specifically, due to the lack of and diversion of resources to the stock option investigation and the resulting restatement of the Company’s financial statements, the Company did not maintain effective controls over the period-end financial close and reporting processes. As a result, the Company identified a number of adjustments to its 2006 financial statements before their release date. Due to the actual and potential effect on the financial statements and disclosures, it was concluded that these deficiencies in internal control over the period end reporting process result in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

In addition, while the Control Environment material weakness described above was identified and included in management’s assessment, the disclosure of such material weakness is not fairly presented in all material respects. Specifically, the Company’s disclosure was incomplete with respect to describing an inadequate tone at the top resulting not only from the matters identified above, but also from insufficient remediation actions imposed by those charged with governance in response to violations of Company policies and other actions of senior management.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements and financial statement schedule of the Company as of and for the year ended February 3, 2007, and this report does not affect our reports on such financial statements and financial statement schedule.

In our opinion, because of the incomplete disclosure of the Company’s control environment material weakness as described above, management’s assessment regarding the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, is not fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2007, of the Company and our report dated, December 5, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to (i) the restatement as discussed in Note 2 to the consolidated financial statements, (ii) adoption of the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” as discussed in Note 3 to the consolidated financial statements, and (iii) a refurbishment amendment to the Company’s license agreement for the Disney Store chain in North America relating to non-compliance by the Company with certain provisions of the license agreement, as discussed in Note 5 to the consolidated financial statements.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey December 5, 2007

ITEM 9B.—OTHER INFORMATION

None.

PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table lists the current executive officers and directors of the Company:

NAME	AGE	POSITION
Sally Frame Kasaks	63	Acting Chairman of the Board, Lead Director
Charles Crovitz	54	Director; Interim Chief Executive Officer
Susan Riley	49	Executive Vice President, Finance & Administration, Interim Chief Financial Officer
Neal Goldberg	48	President
Tara Poseley	42	President, Disney Store North America
Richard Flaks	45	Senior Vice President, Planning, Allocation and Information Technology
Mark L. Rose	42	Senior Vice President, Chief Supply Chain Officer
Ezra Dabah	54	Director (1)
Malcolm Elvey	66	Director
Robert Fisch	57	Director
James Goldman	49	Director
Stanley Silverstein	82	Director

(1) Mr. Ezra Dabah served as our CEO until his resignation on September 24, 2007.

Sally Frame Kasaks has served as a director of the Company since 2000, as our lead director since 2005, and as our acting-chairman since January 2007. Ms. Kasaks is a member of the Company’s audit and compensation committees and is chairman of the Company’s corporate governance committee. Ms. Kasaks served as Interim Chief Executive Officer of Pacific Sunwear of California, Inc. from October 2006 through May 2007 when she became Chairman and Chief Executive Officer. Since 1997, she has served as a business consultant to a number of retailers through ISTA Incorporated. In addition to being a director of Pacific Sunwear of California, Inc., Ms. Kasaks is also a director of Crane & Co., Inc.

Charles Crovitz was appointed as our interim CEO in September 2007 and has served as a director of the Company since 2004. Upon becoming our interim CEO, Mr. Crovitz resigned as chairman of the compensation committee and as a member of the corporate governance committee. Since 2003 Mr. Crovitz has operated Crovitz Consulting Co. From 1993 to 2003, Mr. Crovitz served in several senior executive positions, including as the Executive Vice President & Chief Supply Chain Officer for Gap Inc. He is also a director of United Stationers, Inc.

Susan Riley has served as our Executive Vice President, Finance and Administration and as our interim Chief Financial Officer since January 2007. From April 2006 to January 2007, Ms. Riley served as our Senior Vice President, Chief Financial Officer. From March 2006 to April 2006, Ms. Riley served as our Senior Vice President, Finance. Prior to joining us, from July 2005 to February 2006, Ms. Riley served as the Chief Financial Officer of Klinger Advanced Aesthetics. From February 2004 to April 2005, Ms. Riley served as Senior Vice President and Chief Financial Officer of Abercrombie & Fitch and from August 2002 to November 2003, she served as Chief Financial Officer of The Mount Sinai Medical Center. Prior to Mount Sinai, she served as Vice President and Treasurer of Colgate Palmolive Company from January 2001 to August 2002.

Neal Goldberg has served as our President since January 2004. Prior to joining us, from September 2001 to October 2003, Mr. Goldberg served as President of Gap Inc.’s Outlet Division, overseeing 220 stores across the Gap, Old Navy and Banana Republic brands.

Tara Poseley has served as our President, Disney Store since September 2006. Prior to joining us, from August 2004 to May 2006 Ms. Poseley served as President and Chief Executive Officer of Design Within Reach. Prior to Design Within Reach, Ms. Poseley held various management positions within merchandising and operations for Gap Inc., most recently serving as Senior Vice President of GapKids/babyGap.

Richard Flaks has served as our Senior Vice President, Planning, Allocation and Information Technology since November 2004. Mr. Flaks served as Vice President, Planning and Allocation from March 2003 through November 2004. Prior to joining us, from May 2001 to March 2003, Mr. Flaks held various positions within Victoria’s Secret Stores division of Limited Brands, Inc. most recently serving as Vice President, Planning and Allocation.

Mark Rose has served as our Senior Vice President, Chief Supply Chain Officer since November 2004. Mr. Rose previously served as our Vice President, Merchandising Procurement since 1992.

Ezra Dabah has served as a director of the Company since 1989. From 1991 to September 2007, Mr. Dabah served as our CEO. From 1989 to 2006, Mr. Dabah served as our Chairman of the Board. Mr. Dabah is the son-in-law of Stanley Silverstein, another of our directors.

Malcolm Elvey has served as a director of the Company since 2002. Mr. Elvey is the chairman of the audit committee and is a member of the corporate governance committee. Mr. Elvey is the Chief Executive Officer of the U.S. licensee of The International Academy for Chief Executives, a UK—based executive education business. From 2004 to 2006, Mr. Elvey served as the Chief Executive Officer of QLIMO, a ground transportation company he helped found in New York. Since 1999, he has also served as Managing Partner of Collaborative Capital, a venture capital fund focused on early-stage technology companies.

Robert Fisch has served as a director of the Company since 2004 and is a member of the audit committee. Since 2001 Mr. Fisch has served as the President, Chief Executive Officer and Chairman of the Board of rue21, a leading specialty retailer of value priced apparel for young women and men with over 300 stores across the United States.

James Goldman has served as a director of the Company since 2006 and is a member of the compensation committee. Mr. Goldman has served as President, Worldwide of Godiva Chocolatier, Inc., a wholly owned subsidiary of the Campbell Soup Company, Inc. since 2004. From 2001 to 2004, Mr. Goldman served as President, North America Food and Beverage of Campbell Soup Company.

Stanley Silverstein has served as a director since 1996. Since 1952 Mr. Silverstein has served as Chairman of the Board of Directors of Nina Footwear, a company he founded with his brother. Mr. Silverstein is the father-in-law of Ezra Dabah, our former CEO and another of our directors.

Board Committees

Our Board of Directors has three standing committees: the compensation committee, the corporate governance committee and the audit committee. In addition to the duties described below and contained in their respective charters, each committee may be assigned additional duties by our Board from time to time, and each is charged with reporting its activities to our Board. The Board has also established a special committee composed of all of our independent directors to convene from time to time when considered warranted by the members to discuss strategic and governance matters. In addition, in November 2006 our Board appointed a special committee to investigate our stock option granting practices, the work of which was completed in April 2007.

Compensation Committee

The compensation committee discharges the responsibilities of our Board relating to compensation of our executive officers and other members of management. The compensation committee establishes our management compensations policies, reviews and recommends to the Board the terms of the Company’s incentive compensation plans and programs, oversees the implementation of these plans and programs, including the making of all equity awards, and determines all aspects of the compensation of our executive officers. For more information on the role played by the compensation committee in setting the compensation of our executives, see “Compensation Disclosure and Analysis — Role of the Compensation Committee, the CEO and Other Executives” below. In addition, the compensation committee reviews and approves any of our “related-person” transactions.

Messrs. Crovitz and Goldman and Ms. Kasaks served on the compensation committee throughout fiscal 2006, each of whom our Board determined to be independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules and under Rule 10A-3 of the Exchange Act and who qualifies as an outside director for purposes of Section 162(m) of the Internal Revenue Code and as a non-management director for purposes of SEC Rule 16b-3. Mr. Crovitz served as this committee’s Chairman throughout fiscal 2006. In September 2007, the

Board named Mr. Crovitz interim CEO. In connection with this appointment, Mr. Crovitz resigned from the compensation committee.

The compensation committee operates pursuant to a charter which can be viewed under the “Investor Relations” section of our website at www.childrensplace.com.

Corporate Governance Committee

The corporate governance committee acts as a nominating committee to select the Board’s nominees for election by the stockholders as directors and recommends candidates for election by our Board to fill vacancies. The committee determines the qualifications that should be satisfied by members of our Board and recommends to the Board the membership of the Board’s standing committees. The corporate governance committee also assists our Board with oversight of other corporate governance matters, including the evaluation of the effectiveness of each member of our Board and the performance of the Board as a whole. Each year, the corporate governance committee administers an assessment of our Board, which includes: (1) a self assessment, pursuant to which our Board evaluates itself as a whole; (2) a peer assessment, pursuant to which our Board evaluates the effectiveness of each of its members; and (3) a committee assessment pursuant to which each member of our Board evaluates the effectiveness of its committees.

Ms. Kasaks and Messrs. Crovitz and Elvey served on the corporate governance committee throughout fiscal 2006, each of whom our Board determined to be independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules and under Rule 10A-3 of the Exchange Act. Ms. Kasaks serves as the corporate governance committee’s Chairperson. In September 2007, the Board named Mr. Crovitz interim CEO. In connection with this appointment, Mr. Crovitz resigned from the corporate governance committee.

The corporate governance committee operates pursuant to a charter which can be viewed under the “Investor Relations” section of our website at www.childrensplace.com.

Audit Committee

The audit committee monitors the preparation and integrity of our financial statements, our other financial reports and our overall disclosure practices; the soundness of our system of internal financial controls and our compliance with good accounting practices, and the appointment, qualifications, independence and performance of our independent registered public accounting firm. Additionally, the audit committee has oversight responsibility for the performance of our internal audit function and compliance with related legal and regulatory requirements.

Messrs. Elvey and Fisch and Ms. Kasaks currently serve on the audit committee, each of whom our Board has determined to be independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules and under Rule 10A-3 of the Exchange Act. Mr. Elvey serves as the audit committee’s Chairperson. In addition, our Board of Directors has determined that all three members meet the “financial sophistication” requirement of Rule 4350(d)2(a)(i) of the NASDAQ listing standards and that Messrs. Elvey and Fisch are each an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K of the Exchange Act.

The audit committee operates pursuant to a charter which can be viewed under the “Investor Relations” section of our website at www.childrensplace.com.

Special Committee

As discussed above under “Stock Option Investigation—Overview of the Investigation,” in October 2006 our Audit Committee commenced an investigation into our stock option grant practices. On November 24, 2006, the Board determined to establish a two-member special committee of independent members of our Board (the “Special Committee”) to supervise and complete the investigation commenced by the audit committee. The Special Committee retained separate outside counsel to conduct the balance of the investigation. The Special Committee completed its work in April 2007. The report and recommendations of the Special Committee and the remedial actions and governance initiatives undertaken by the Board based on the report and recommendation are discussed above.

Code of Business Conduct

The Board has adopted a Code of Business Conduct which is applicable to all employees, directors and officers of the Company and its subsidiaries and affiliates. The Code of Business Conduct is posted under the “Corporate

Governance” tab under the “Investor Relations” section of our website at www.childrensplace.com and is available in print upon request by contacting our Assistant Secretary by email at corporatesecretary@childrensplace.com or by mail at the Company’s principal executive offices. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Business Conduct for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, by posting such information on the Company’s website or by filing a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file statements on Form 3, Form 4 and Form 5 of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by the regulation to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to us during the most recent fiscal year, and written representations that no Form 5 was required, all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended January 28, 2006, except for the following late filings: (i) on May 23, 2006, Malcolm Elvey exercised and held 5,000 shares of common stock, which was reported on Form 4 on June 13, 2006; (ii) on August 17, 2006, James Goldman was elected to our Board of Directors, which was reported on Form 3 on September 22, 2006; and (iii) it is our understanding that on March 8, 2006 Renee Dabah, the wife of our former CEO, received a distribution of 66,500 shares of common stock from a trust, which to date has not been reported on a Section 16(a) report.

ITEM 11.—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

In this section we discuss the objectives of our executive compensation programs, the policies we follow in pursuing those objectives and the material elements of the compensation provided for fiscal 2006 to our senior executives. Specifically, we describe how we have implemented our compensation policies in determining each material element of the compensation we provided for fiscal 2006 to the following seven individuals who, in accordance with rules of the SEC, were considered, based on their positions during fiscal 2006, our “named executive officers” (“NEOs”):

•      Ezra Dabah, CEO until September 24, 2007;

•      Neal Goldberg, President;

•      Susan Riley, Executive Vice President, Finance & Administration and interim CFO;

•      Richard Flaks, Senior Vice President, Planning, Allocation and Information Technology;

•      Mark Rose, Senior Vice President, Chief Supply Chain Officer;

•      Steven Balasiano, Senior Vice President, Store Planning, Maintenance and Purchasing through July 2007 and, through January 31, 2007, Senior Vice President, Chief Administrative Officer, General Counsel and Secretary; and

•      Hiten Patel, Senior Vice President, CFO until April 15, 2006.

Following this section, we present tabular and narrative information concerning the compensation of each of the NEOs and the terms of their employment and other compensatory arrangements with the Company. The following compensation discussion and analysis should be read together with such additional information.

Our Principal Executive Compensation Policies

The fundamental objective of our executive compensation programs is to attract, retain and motivate the performance of the executive management talent needed to advance both the short-term and long-term interests of our stockholders. We have used the following principles in developing and implementing compensation programs to achieve this fundamental objective.

•           Pay for Performance: We establish each executive’s compensation on terms intended to reward his or her individual contribution to the Company’s performance and the attainment of the Company’s business goals over the short-term and the long-term.

•           Competitive Pay: We design a total compensation package for each executive that is intended to be competitive with the compensation provided to executives with comparable responsibilities at other companies in order to attract and retain executives with the skills and experience needed to achieve our business goals.

•           Stockholder Value Creation: We use equity awards to motivate executives to build stockholder value on a consistent basis over time.

•           Clarity: We use clear and understandable performance objectives in our compensation programs that can be readily assessed by our executives and stockholders.

We applied these principles to determine the main elements we used in our compensation programs in fiscal 2006, as in prior years: salary, annual cash bonuses and equity awards. We also provided other commonly offered benefits on terms and conditions that we consider consistent with providing competitive compensation; however, individually and in the aggregate, none of these other benefits were of the same magnitude as the main elements. Additionally, we have provided for severance benefits where we determined appropriate, including as part of a package of benefits designed to recruit and retain an executive.

We rely heavily on incentive compensation to encourage superior performance. In general, we believe that short-term incentive compensation should be based primarily on achieving specified business goals that further stockholder interests (even where not yet recognized in the price of the Company’s common stock) and that long-term incentive compensation should correlate with changes in stockholder returns. Consequently, we use annual performance-based cash bonuses to provide short-term incentive compensation and equity awards to provide long-term incentive compensation. We measure our performance historically over time and in comparison to our peer group companies. In addition, we believe that a substantial portion of an executive’s compensation should be based on performance factors that management can control.

We strive to achieve an appropriate mix of elements to meet our business objectives, applying our annual bonus and equity-based award programs so as to balance achievement of short-term business goals with value creation for stockholders over the long-term. These elements are intended to work together to attract and retain the top talent needed to advance both the short-term and long-term interests of our stockholders by rewarding exceptional performance sustained over time with a higher level of compensation.

In implementing our executive compensation objectives and principles, we have applied the following standards when determining the amounts of compensation of our executives:

•           Base compensation (salary and customary benefits) should be targeted at the median level for executives having comparable responsibilities at peer group companies, considering variations in size and business complexity;

•           Annual cash bonuses should be based significantly on achievement of our annual business plan goals and should be targeted at a level that is in the 50% to 75% quartile of executives having comparable responsibilities at peer group companies if the Company achieves business plan goals that reflect performance in such quartile in comparison to the historical performance of peer group companies, and should be scaled to produce bonuses at a level at the upper end of such range if superior performance in comparison to our business plan is achieved;

•           The potential value of equity awards should be targeted somewhat above the median for executives with comparable responsibilities at peer group companies and equity awards should be designed, taking into account performance vesting and other performance criteria, so as to generate value for executives if the Company achieves its business plan goals and should target a potential value in line with the top quartile of awards made to executives with comparable responsibilities at peer group companies if the Company exceeds its business plan goals over the performance period; and

•           Total potential compensation (i.e., the aggregate of base compensation, cash bonuses and equity awards) should generally be targeted in the 50% to 75% quartile of compensation provided to executives with comparable job responsibilities at peer group companies if the Company achieves its business plan goals consistently over time and designed, when taking into account the expected value of equity awards, to produce total compensation in the top quartile if the Company exceeds its business plan goals consistently over time.

In general, in applying these standards we contemplate a level of potential incentive compensation for senior executives, assuming Company performance meets business plan objectives, that will constitute roughly two-thirds of total annual compensation, of which half of total compensation will be in the form of equity awards, with the potential for executives to receive higher total compensation and a higher portion of their total compensation from equity awards as the market value of the Company’s common stock appreciates.

We generally do not adhere to formulaic financial or other performance or comparative metrics in determining the total amount of an executive’s compensation, the amount of salary or incentive awards or the mix of elements used in our compensation programs. In general, in determining incentive awards, we review the performance of each executive officer against performance goals we set for the executive and for the Company in advance in connection with the development of our business plans and goals. In particular, in determining annual cash bonuses we consider, as discussed below, satisfaction of objective performance measures for the year determined at the beginning of the year and establish a minimum target level of performance that must be attained by the Company in order for executives to receive any bonus and a target bonus amount (in the form of a percentage of annual salary) that an executive may receive if Company performance meets a pre-established target, with larger bonus amounts possible (subject to a maximum) if the target performance measure is exceeded. However, we also take into account other factors in determining annual bonuses. We consider in determining each element of the compensation for an executive his or her demonstrated leadership qualities including the ability to respond to unexpected circumstances. Specific non-quantitative factors affecting compensation decisions for our executive officers include:

•      Identified and evolving job responsibilities, including changes in the scope of the executive’s responsibilities,

•      The degree and quality of an executive’s Company-specific, industry and management experience,

•      Proven performance over several years,

•      Competitive considerations pertinent to the Company’s need to retain an executive in light of alternative employment opportunities believed to be available and the compensation practices of other companies, and

•      Compliance with, and leadership in motivating employees in general to comply with, Company policies, including our code of business conduct, and good business practices.

We exercise judgment on a discretionary basis in determining the appropriate amount of each type of compensation and the total value of all compensation provided to each executive after considering the relevant performance metrics and these factors.

Peer Group Companies

In order to assess the competitiveness of the Company’s compensation practices, we compare our compensation programs, particularly salary, incentive compensation awards and total compensation levels, against companies in the same or similar lines of business and of comparable size. Specifically, for fiscal 2006 we have identified the following as peer group companies and use available information on their compensation practices in assessing our own practices: Abercrombie & Fitch; Aeropostle; American Eagle; Ann Taylor; Bon-Ton; Charming Shoppes; Chico’s; Dress Barn; Gymboree; Mothers Work; Pacific Sunwear of California; Phillips Van Heusen; Polo Ralph Lauren; Talbots; and The Men’s Wearhouse. These companies were identified as appropriate peer group companies with the assistance of the independent compensation consulting firm retained by the Company to assist it, initially in connection with the development of our 2005 Equity Incentive Plan (the “2005 Equity Plan”), which is further discussed below. The Compensation Committee of the Board (the “Committee”) reviews the disclosed salary, bonus and equity compensation for executives with comparable job responsibilities at these companies in determining the compensation levels it uses in setting the main elements of our executive compensation program.

Role of the Compensation Committee, the CEO and Other Executives

Each member of the Committee is independent, in accordance with applicable rules of The Nasdaq Stock Market. For more information about the Committee’s composition, responsibilities and practices, see “Part III, Item 10.—Directors and Executive Officers of the Registrant, Board Committees.”

The Committee reviews and recommends to the Board the terms of the Company’s incentive compensation plans and programs for management personnel, determines the total amounts to be awarded each year under such plans and programs, establishes and oversees the implementation of our executive compensation policies and programs, and evaluates the performance of and approves the salary, target annual bonus level, actual annual bonus payments, equity incentive awards and other benefits provided to all executive officers of the Company, as well as other senior management personnel selected by the Committee. Accordingly, the Committee approved the compensation for each of our NEOs in fiscal 2006. The Committee also reviews and approves the compensation paid to any individual who in the judgment of the Committee has a close familial relationship with a director or executive officer, generally applying the standard used in the rules of the SEC with respect to the identification of related person transactions (as discussed in “Part III, Item 13.—Certain Relationships and Related Transactions”).

In fiscal 2004, the Committee, with advice and assistance from its independent compensation consultant, began a comprehensive review of the Company’s executive compensation programs, including the competitiveness of each element of the program, with a focus on redesigning the Company’s performance-based annual cash bonus program and long-term equity incentive program. This review led to the recommendation by the Committee to the Board and the approval by the Board and subsequently by our stockholders at our 2005 annual meeting of the Company’s 2005 Equity Plan, which expanded the range of equity incentive awards available to be granted beyond stock options. In addition, the review resulted in the adoption of the Company’s 2006 Annual Management Incentive Bonus Plan (“2006 Bonus Plan”) which was approved by the Committee, the Board and subsequently by the stockholders at our 2006 annual meeting. Both the 2005 Equity Plan and the 2006 Bonus Plan were intended for application to all senior management and bonus-eligible employees, not only our executive officers. During the current year, the Committee further reviewed the Company’s annual bonus program, with the assistance of outside counsel to the Company, and determined that a revised program should be instituted. As further discussed below, the Committee recommended to the Board and the Board approved discontinuing the 2006 Bonus Plan and adopting the 2007 Annual Management Incentive Bonus Plan (the “2007 Bonus Plan”) and the Annual Management Supplemental Bonus Program (the “Supplemental Bonus Program”) to be applied in fiscal 2007 and subsequent years. The 2007 Bonus Plan is subject to stockholder approval and will be presented for a vote at our 2007 annual meeting.

In addition, during the current year, the Committee, after considering the review of the Company’s historical stock option practices by the Special Committee of the Board and its recommendations, as discussed in “Explanatory Note, Stock Option Investigation, Findings of the Stock Option Investigation”, developed with the assistance of independent counsel to the Committee and recommended to the Board, and the Board adopted, new equity grant practices, including policies with respect to the timing of equity grants. These policies are discussed below.

The Committee works with the Company’s CEO, CFO and Senior Vice President, Human Resources in establishing the Company’s management compensation principles, policies and programs and in making specific executive compensation decisions. Compensation decisions regarding executive officers, other than the CEO, are made after the Committee reviews performance evaluations and recommendations with respect to salary adjustments, annual bonuses and incentive awards prepared by the CEO. The Committee then exercises its discretion in deciding whether or not to modify any such recommended adjustments or awards. The Committee, along with the other independent members of the Board, evaluated the former CEO’s performance and the Committee determined his salary, annual bonus and incentive awards. The Committee, along with the other independent members of the Board have determined the interim CEO’s compensation package. For a detailed description of Mr. Crovitz’s compensation package, see “Employment and Severance Agreements with NEOs” below. Compensation decisions with respect to the Company’s former and interim CEOs and, where determined by the Committee, other executive officers are made by the Committee in executive session (without the participation of any member of management).

Role of Compensation Consultants and Counsel

The Company starting in 2004 engaged F. W. Cook & Co., a nationally recognized compensation consulting firm, to provide information and analysis to the Company on specified management compensation matters and to act as an independent consultant to the Committee, reporting to it on the matters on which it provides advice. F. W. Cook & Co. provided the Committee with information, analysis and advice, including the identification of peer group companies and comparison of their compensation practices to those of the Company, in connection with the design and implementation of the Company’s 2005 Equity Plan and the initial implementation of that plan by the making of Performance Awards early in fiscal 2006, as further discussed below. The Committee has also used the information provided by F. W. Cook & Co. in connection with the 2005 Equity Plan in making other compensation decisions. Although F. W. Cook & Co.’s role in providing these services has primarily involved advising the Committee, the firm also interacted with management to gather relevant data and to assist in the implementation of compensation plans and programs. Recently, it has been retained to advise the Committee in making compensation decisions and to assist in the preparation of disclosures regarding compensation in the Company’s proxy statement and other public filings. When considered appropriate in connection with the design of the Company’s compensation programs or other decisions regarding the compensation of the Company’s executives, the Committee has also been advised by outside counsel to the Company and/or, recently, counsel to the Committee.

Role of Employment Agreements

The Committee has approved the Company entering into employment agreements with executives when it has considered such agreements necessary or appropriate to recruit or retain these executives. In general, such agreements establish an annual salary level subject to increase upon annual review and provide for the executive’s participation in the Company’s management cash bonus and equity compensation programs but do not provide the specific terms on which bonus or equity grants may be made to the executive, other than to provide in some instances for an initial equity grant and that the executive will be eligible to receive a bonus under our bonus program at a minimum target level. The agreements usually are of indefinite duration, terminable upon advance notice by the executive or the Company. In addition, the agreements usually provide for severance benefits if the executive’s employment is terminated by the Company without cause. For more information on our employment agreements with our NEOs, see “Employment and Severance Agreements with NEOs” below.

Accounting and Tax Considerations

During fiscal 2005 and 2006, the Committee established a new program for providing equity incentive awards to management, which included an April 2005 award of options to most members of the management team, the acceleration of the vesting of many previously issued stock options, the adoption of the 2005 Equity Plan and the making of Performance Awards. In establishing this program (particularly in providing for the accelerated vesting of previously granted options), the Company considered the accounting rules that require that stock options and other equity awards be expensed. The Company’s equity incentive program, including the action taken to accelerate the vesting of certain options, is described below.

We consider the tax consequences of our compensation programs on both employees and the Company. In particular, we consider the effects of Sections 162(m), 280G (and the related provision of Sections 4999) and 409A of the Internal Revenue Code of 1986, as amended (the “Code”).

Section 162(m) bars corporations from deducting compensation in excess of $1 million paid to certain executive officers unless the compensation satisfies certain requirements. Excluded from the $1 million limitation is compensation that, among other tax code requirements, meets pre-established performance criteria that have been approved by stockholders. The Company’s objective is to structure our compensation programs to permit the deductibility under Section 162(m) of the incentive compensation we provide our executives to the extent consistent with the efficacy of the programs, but the Committee retains the flexibility to provide compensation that may not be tax deductible when it determines that doing so is in the Company’s best interests.

In fiscal 2005, we were unable to deduct approximately $500,000 of bonus compensation that we paid to certain of our executive officers because we had not obtained at the time we made bonus awards stockholder approval of the performance criteria used in our bonus program. At the 2006 annual meeting of stockholders, upon recommendation of the Committee and the Board, the stockholders approved the 2006 Bonus Plan, including a variety of performance criteria which could be used in the discretion of the Committee under the plan. As further discussed below, for fiscal 2006, the Committee determined to pay bonuses to our executive officers in part under the 2006 Bonus Plan based on the Company’s fiscal 2006 earnings per share, one of the objective performance criteria provided for by such plan, and in certain cases in part based on a subjective evaluation of the executives’ performance. In the case of certain of our executive officers, the Committee also determined to pay additional bonus amounts determined by adjusting our earnings per share to reflect the exclusion of certain expenses but otherwise on the same pre-established bonus terms as applied under the 2006 Bonus Plan. To the extent bonuses were paid to certain of our executive officers based on the subjective evaluation of their performance or based on these adjustments, such bonus compensation does not qualify for deduction under Section 162(m) because it did not reflect the application of pre-established and shareholder-approved performance criteria. Approximately $0.2 million of an aggregate of $2.4 million of bonus compensation paid for fiscal 2006 to our executive officers who are subject to Section 162(m) will, accordingly, not be deductible by the Company. The Committee and the Board in April 2007 approved, subject to stockholder approval at our 2007 annual meeting of stockholders, the 2007 Bonus Plan to replace the 2006 Bonus Plan. Bonuses paid pursuant to the 2007 Bonus Plan are intended to qualify for deduction under Section 162(m). The Committee and the Board have also approved the Supplemental Bonus Program, which provides a framework for the award of bonuses based on criteria that do not qualify under Section 162(m). Accordingly, if bonuses are paid under the Supplemental Bonus Program, they will not qualify for deduction under Section 162(m).

Section 280G imposes in certain circumstances an excise tax and certain other unfavorable tax results on certain payments or benefits made to certain executives in connection with a change in control of the Company if the aggregate amount of such payments, after certain exclusions, exceed a certain level, which, subject to certain qualifications, depends principally on the executive’s average annual taxable compensation from the Company over the five years preceding the change of control. Under Section 280G, as applied to amounts potentially payable by the Company, the bulk of such payments would not be deductible to the Company. The compensation payable by the Company to some of its NEOs in connection with a change of control of the Company as discussed below could reach the level where such excise tax or loss of deductibility would apply. The Company has undertaken no obligation to pay any excise tax on behalf of, or otherwise compensate it executives, for unfavorable tax consequences under Section 280G.

Section 409A imposes, commencing December 31, 2004 and subject to certain transitional exemptions, in certain circumstances an excise tax and certain other unfavorable tax results on certain payments that are considered deferred compensation but that do not satisfy the requirements of Section 409A. In fiscal 2006, the Company entered into amendments to the employment agreements with two of its NEOs, Ezra Dabah and Neal Goldberg, intended to assure that payments under such agreements conform to the requirements of Section 409A. The Company believes that it has no deferred compensation arrangements with any of its executive officers or other employees that are subject to Section 409A that do not meet its requirements, except as described below with respect to certain option grants, and is under no obligation to any employee to make him or her whole against the application of Section 409A despite the Company’s belief regarding the applicability of Section 409A and whether its requirements have been satisfied.

The vesting after December 31, 2004 of options that have an exercise price that is less than the fair market value of the related shares on the date of grant (“discounted options”) is considered a deferred compensation arrangement subject to, and not qualified under, Section 409A, unless certain transitional exemptions are applicable. As a result of the Company’s investigation of its historical stock option grant practices, the Company has determined that many of the option grants that it made, including certain options which vested after December 31, 2004, had an exercise price less than the fair market value of the Company’s common stock related to the option on the measurement date applicable to such grants under U.S. GAAP (the “revised measurement date”) and, if such revised measurement date is considered the date of grant for purposes of Section 409A, then such grants will be considered discounted options subject to the excise tax and other unfavorable tax results provided under Section 409A, absent the availability of a transitional exemption.

In the case of officers of the Company subject to reporting under Section 16(a) of the Exchange Act, as amended, in order to be eligible for a transitional exemption, any discounted options held by such officer were required to be amended before December 31, 2006 to change the exercise price or the exercise period of such options so as to comply with Section 409A. The Company in December 2006 offered to amend the terms of all discounted options that vested after December 31, 2004 held by such officers and certain other Vice Presidents and Senior Vice Presidents of the Company (a total of 13 individuals) so as to satisfy such requirements and all of such officers irrevocably agreed before the end of 2006 to either amend all such discounted options to increase the exercise price to the average of the high and low trading price on the date the Company determined to be the revised measurement date for the option grant or to limit the period in which such options may be exercised so as to satisfy the requirements of Section 409A. The Company intends to provide in the near future, subject to satisfaction of certain regulatory requirements, to all current employees, other than those that agreed in December 2006 to amend their discounted options, who hold options that vested after December 31, 2004 and that have an exercise price below the revised measurement date price determined by the Company to be applicable to such options an offer to exchange such options for options with an exercise price increased to the revised measurement date price determined by the Company and, if the recipient elects to accept such offer, to receive a cash payment in the amount by which the aggregate exercise price of all such options have been increased. In addition, in the case of such employees who have exercised discounted options during 2006 before the Company suspended option issuances and exercises starting on September 14, 2006, if the exercise of the option subjects the employee to the 409A excise tax, the Committee has approved the Company paying to or on behalf of the recipient an amount sufficient so that, after paying the 20% excise tax required under Section 409A and any applicable income tax on such payments, he or she will have the benefit of the amount by which the exercise price was less than the revised measurement date price (but such individual will be responsible for the amount of income tax that he or she would normally have incurred upon the exercise of such discounted options absent the applicability of Section 409A).

Other Policies Relating to Executive Compensation

Equity Award Policy. On June 21, 2007, the Board, upon recommendation of the Committee, adopted a formal Policy Regarding Awards of Equity-Based Incentives to Executive Officers and Other Employees (the “Equity Grant Policy”). The Equity Grant Policy applies to all awards by the Company of equity-based compensation to employees and consultants and sets forth policies and procedures with respect to granting, reporting, documenting and disclosing awards. The policy is intended to remedy in part the governance and control deficiencies found in the Special Committee’s investigation of the Company’s historical stock option grant practices and implements in part the Special Committee’s recommendations regarding the manner in which equity awards should be made, as discussed in “Explanatory Note, Stock Option Investigation, Findings of the Stock Option Investigation.” In particular, the policy is intended to help ensure that all equity awards are made in accordance with applicable law, are properly accounted for and disclosed and are otherwise handled in accordance with the Board’s intentions and good business practice. Subject to oversight by the Board, the Committee is charged with supervising the application by management of the Equity Grant Policy.

Under the policy, shares of the Company are to be valued or priced for purposes of all awards, including for purposes of setting the exercise price of options, at not less than the fair market value of the shares on the date the award is granted, determined by the closing market price on the date of grant or, if the shares are not traded on such date, on the most recent trading day. All awards must be approved by the Committee, which must approve before the award is given effect the recipient, the number of shares involved in the award (or a formula for determining the number of shares) and all other material terms, except that the Committee may delegate the making of awards as described below. The Committee may delegate to a committee of at least three senior officers the making of awards to employees other than executive officers or a committee member, subject to various limitations provided by the Equity Grant Policy, including the establishment by the Committee when making a delegation of a maximum number of shares that may be subject to all such awards, and that may be subject to awards made to any one recipient, in any fiscal year. All awards made by the Committee’s delegate must be reported to the Committee at its next regularly scheduled meeting. All awards shall be on standard terms (subject to variations among recipients in award amounts and vesting schedules) approved by the Committee, except where otherwise specifically provided by the Committee, including where the Committee has specifically delegated the authority to make exceptions to a committee of officers.

The Equity Grant Policy also establishes guidelines as to the timing for making awards. Awards to executive officers and other senior managers designated by the Committee are to be made on an annual basis and are to be approved at the meeting of the Committee most closely preceding or following the first regularly scheduled Board meeting following the filing with the SEC of the Company’s Annual Report on Form 10-K, except where made in connection with the hiring or promotion of an executive. Awards to other employees or to consultants will also be made on an annual basis at or about the same time as awards to executives. Awards will be made at other times only where specifically approved by the Committee in light of extraordinary circumstances. Awards will be considered granted when approved unless when the approval is given a future date within one month is specified as the date of grant, except that awards made in connection with the hiring or promotion of an executive or other employee will be considered granted on the first business day of the month following approval and the recipient’s commencement of employment or promotion and that awards may become effective at a later date where made subject to satisfaction of conditions such as stockholder approval. Actions by the Committee regarding awards will generally be made at minuted meetings of the Committee and may be made by unanimous written consent only in extenuating circumstances, in which event the action by consent will be given effect only after all committee members have signed and dated the consent; “as of” consents will not be used. Awards may be made at a time when the Company has material undisclosed information if the Company has such information at the time scheduled in accordance with the Equity Grant Policy for the making of such awards and the timing is not motivated by an intention to improperly use such information for the benefit of a recipient.

The Equity Grant Policy also establishes requirements governing the reporting and documentation of awards, including requirements for the prompt reporting of all granting actions to members of the Company’s Legal and Accounting Departments who are specifically designated as responsible for supervising the administration of awards. In addition, awards once approved by the Committee or its delegate may not be modified (other than to reflect correction of a clerical error) unless such modification is approved in the same manner as required for the making of a new award.

The requirements and guidelines established by the Equity Grant Policy are subject to waiver or modification from time to time by action of the Committee (but not its delegate) or the Board.

Recovery of Compensation Upon a Restatement. The Company has not established a policy with respect to the recovery or other adjustment of compensation to be provided to executives or other employees in the event of a restatement of its financial statements. In fiscal 2005, we were required to restate our financial statements to reflect the reclassification of certain investments previously classified as cash equivalents, the accounting treatment of certain minimum lease payments. The Committee did not consider the circumstances surrounding that restatement to warrant any adjustment to compensation to be provided executives for such year or any effort to recover compensation provided for that year. As a result of the Company’s recent investigation of its historical option grant practices, the Company has recently restated its financial statements for the fiscal years 2005 and 2006 and the first quarter ended April 29, 2006. As the Board, upon recommendation of a special committee of independent directors, determined that the circumstances leading to this statement did not involve any misconduct by any executive (see the discussion under “Explanatory Note, Stock Option Investigation, Findings of the Stock Option Investigation.”), the Committee has also determined not to adjust the compensation otherwise to be provided executives for fiscal 2006 or to recover any compensation provided for prior years, except that, as described above, the executive officers of the Company have agreed to increase the exercise price of their discounted options to the revised measurement date price determined by the Company or to limit the exercise period of their options so as to comply with Section 409A.

Under certain circumstances, the Company may in the future have the right or the duty to adjust compensation before it is paid to its then NEOs or to recover compensation after it is paid to its then NEOS. Under Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to prepare an accounting restatement due to a material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws, our CEO and CFO must reimburse the Company for any bonus or other incentive-based or equity-based compensation received by them during the 12-month period following the first public issuance or filing with the SEC (whichever first occurs) of the document embodying that financial reporting requirement and any profits realized by them from the sale of our securities during that 12-month period. We will rely on an evaluation by the Board, after receiving advice of counsel, as to whether the circumstances giving rise to any restatement of the Company’s financial restatement and the interpretation of the requirements of Section 304 warrant application in the case of any particular future restatement.

Elements of Compensation

General.

The compensation packages we provide our NEOs are designed to generate total compensation at levels that are sufficient in light of competitive considerations to attract and retain executives with the skills and experience required for the successful conduct of the Company’s business and that reflect the performance of the executive and the Company’s business performance, financial results and stock performance over time. In setting total compensation for fiscal 2006, the Compensation Committee reviewed the total compensation for each NEO for each of the prior three fiscal years, if available, as well as the total compensation of executives with similar job responsibilities at peer group companies. To achieve our executive compensation objectives and in applying our compensation policies, we used for fiscal 2006 primarily three forms of compensation:

•           salary;

•           a performance-based annual cash bonus, with objective and subjective components; and

•           long-term equity incentives in the form of performance shares or restricted stock grants or deferred stock awards.

Base Salary.

The Committee sets annual salaries at a level designed to attract and retain superior leaders. An annual salary is agreed upon when an executive is hired, as part of the recruitment process and taking into account the specific competitive factors regarding the candidate and general competitive factors as reflected in salary and total compensation levels for persons with similar job responsibilities at peer group companies, determined based on publicly available information compiled by the Company’s Human Resources Department. When an annual salary is set forth in an agreement, it is usually established as a minimum and is subject to annual review and adjustment. Except in the case of Ms. Riley, who was hired during fiscal 2006 and whose salary for the year was set forth in her employment agreement, the fiscal 2006 salary of each of our NEOs were set by the Committee at the beginning of the year as part of its annual review of the executive’s compensation package and considering his performance during the previous year. Due to the variation in the number of pay periods during a fiscal year, the salary amounts reflected on the Summary Compensation table below and shown in prior years may vary slightly from the annual salary levels established for the executives.

In setting an executive’s salary, the Committee considers the executive’s scope of responsibilities (including changes in responsibility made during the year or slated to be made), his or her expertise in matters pertinent to the Company, the executive’s level of experience with the Company, in its industry and with business affairs and the executive’s performance over several years, and also benchmarks salary levels and total compensation against the salary and total compensation of executives with similar job responsibilities at our peer group companies, using information from publicly available sources. Generally, the Committee targets each executive’s salary to be within the 50% to 75% quartile of salaries of executives with comparable responsibilities at peer group companies, considering variation in size and business complexity among the peer group companies.

Annual Bonuses.

Creation of Pre-Established 2006 Bonus Program

In accordance with the 2006 Bonus Plan, the Committee in the first quarter of fiscal 2006 selected earnings per share before equity compensation expense as the objective performance measure to be used in the Company’s annual cash bonus program for such year. Consistent with the plan’s provisions, the Committee established during the first quarter a target bonus amount for each NEO based on a percentage of the NEO’s annual salary and established a range of earnings per share levels that it believed would support awarding bonuses to the NEOs (and other bonus plan participants). If earnings per share before equity compensation expense were below this range, no bonuses would be paid under the plan and, if above the minimum, bonuses of between 1% and up to 200% of the target bonus amount would be considered, with a target level of earnings specified at which bonuses of 100% of the target bonus amount would be considered. The minimum level of earnings for fiscal 2006 established for bonus plan purposes was $2.53 per share and the target level at which bonuses of 100% of the target bonus amount would be paid was set at $3.10 per share.

For each NEO either Company-wide earnings per share before equity compensation expense or in part Company-wide and in part divisional earnings per share before equity compensation expense was specified as the performance measure applicable to such NEO under the 2006 Bonus Plan, with the weight to be given to the Company-wide and divisional earnings per share targets varying from executive to executive. For this purpose, divisional earnings per share would be determined, generally speaking, by allocating against the Disney Stores division’s operating profit a portion of the costs of distribution shared services the Company incurred with respect to both the Disney Stores and The Children’s Place divisions.

In setting earnings per share targets, the Committee considered the Company’s business plan and historical earnings and earnings growth rate, as well as the earnings growth rates of peer group companies, and targeted a level of earnings performance for bonus plan purposes that it anticipated would be in the 50% to 75% quartile of earnings growth performance of peer group companies based on their historical performance.

In setting target bonus amounts for executives, the Committee determined that for each NEO (other than the former CEO) a portion of the award equal to 10% or 20% of the target bonus amount would be based on the Committee’s assessment of the NEO’s personal performance, although achievement of the objective performance measures would be paramount. Notwithstanding the Committee’s establishment of target bonus amounts and objective performance criteria for the award of bonuses, the Committee retained flexibility to award bonuses in a greater or lesser amount or to determine bonuses using different or additional criteria.

Determination of Bonuses Paid Pursuant to the Pre-Established 2006 Bonus Program

Since the Company’s earnings per share before equity compensation expense (Company-wide and divisional) for fiscal 2006 was within the range of targeted earnings it had established for purposes of the 2006 Bonus Plan, the Committee determined that the objective performance measures had been met and made a bonus award to each NEO (other than Mr. Patel, whose employment had terminated during the year). In the case of the former CEO the Committee applied the Company’s earnings level to the range of targeted earnings it had established and his individualized earnings target and his target bonus amount in order to determine the amount of his bonus for fiscal 2006. In the case of each of the other NEOs, the Committee applied the Company’s earnings level to the range of targeted earnings it had established and the NEO’s individualized earnings portion of 80% or 90% of his or her target bonus amount in order to determine the amount of such NEO’s bonus under the 2006 Bonus Plan for fiscal 2006. After considering the personal performance evaluation of each NEO by the former CEO, the Committee (with the assistance of the Senior Vice President, Human Resources) also determined that each NEO had satisfied his or her personal performance measurement and made a bonus award to each NEO (other than the former CEO and Mr. Patel). The actual bonus amount each NEO received was based on his or her actual performance score and was limited to the remaining 10% or 20% of such NEO’s target bonus amount that he or she would have received if his or her bonus was determined based solely on the Company’s earnings performance and the earnings targets the Committee had established under the 2006 Bonus Plan.

Determination of Additional Discretionary Bonus

In addition, in the first quarter of fiscal 2007, based on available financial information, the Committee approved additional bonuses for certain senior management and other bonus-eligible employees beyond the targeted amounts originally determined in the first quarter of fiscal 2006. In particular, for purposes of determining the additional bonus amounts, the Committee decided to adjust the amount to be reported as the Company’s earnings to exclude certain unusual items arising in the fourth quarter of fiscal 2006, and to approve additional discretionary bonuses determined based on the amount that would have been available for fiscal 2006 bonus under the 2006 Bonus Plan given the earnings per share targets established for the year if such unusual items had not affected the Company’s earnings per share. Two expense items were excluded in calculating the Company’s earnings per share for purposes of determining these additional bonus amount: (i) costs paid or accrued in connection with the investigation of the Company’s historical stock option grant practices and in tax costs accrued for planned remedial actions plus (ii) write-offs arising out of asset impairment charges related to fixed assets at 29 recently remodeled Disney Stores. The effect of excluding these expense items on earnings per share was reduced by also excluding the portion of the tax benefit received by the Company due to certain foreign tax credits that the Company was able to utilize in fiscal 2006 but had not anticipated utilizing under its 2006 business plan. The matters giving rise to the items for which the adjustments were made arose primarily out of events occurring before fiscal 2006 and were not anticipated when the earnings per share targets were set and the Committee concluded, consistent with our principal compensation policies, that, in general, the management team was not in a position to control these matters and the related accounting charges or benefits did not reflect the level of management’s performance. This additional discretionary bonus was not awarded to Messrs. Dabah and Balasiano. For all employees, the additional discretionary bonus amounts awarded totaled approximately $2.2 million, as determined by the Committee in the first quarter of fiscal 2007, based on available financial information.

In general, the Company applied the same procedures and criteria as described above in setting annual cash bonus amounts for the Company’s other employees who received bonuses for fiscal 2006.

Creation of Pre-Established 2007 Bonus Program

In applying the 2006 Bonus Plan over the past year and in otherwise determining the bonuses appropriate for fiscal 2006, the Committee determined that certain refinements of the Company’s bonus program should be instituted. Accordingly, on April 25, 2007 the Committee decided to recommend to the Board, and the Board approved, termination of the 2006 Bonus Plan after fiscal 2006 and adoption of a new bonus plan, the 2007 Bonus Plan, for use in fiscal 2007 and subsequent years and, also, adoption of the Supplemental Bonus Program for use in fiscal 2007 and subsequent years. The 2007 Bonus Plan, which will be submitted for stockholder approval at the 2007 annual meeting of stockholders, is similar to the 2006 Bonus Plan and provides for performance-based bonuses for members of management selected by the Committee in amounts that are to be determined (subject to the Committee’s discretion to reduce such amounts) based upon the attainment of any of a variety of objective performance criteria established in the first quarter of the year, including Company-wide and divisional earnings per share as was used by the Committee in determining fiscal 2006 bonuses. The total bonuses payable under the 2007 Bonus Plan for a fiscal year to all employees participating in the plan are limited to 25% of income from continuing operations, determined on a consolidated basis, adjusted to exclude restructuring and disposition-related charges or credits, net of tax effects, and incremental and non-recurring integration costs and other financial effects related to business operations of any entity acquired by the Company (the “maximum bonus pool”). The plan provides that the maximum bonus for any participating employee may not exceed $5 million in any performance period and, to the extent the total of all bonuses payable to participating employees for a performance period exceeds the maximum bonus pool, all participants’ bonuses will be prorated. Bonuses payable under the 2007 Bonus Plan are intended to constitute performance-based compensation deductible under Section 162(m) of the Code, subject to shareholder approval of the plan. See “Accounting and Tax Considerations” above. The Compensation Committee has selected Company-wide and divisional earnings per share as the performance criteria the Committee will apply under the 2007 Bonus Plan in fiscal 2007.

The Supplemental Bonus Program is intended to provide a framework for the making of bonuses based on factors not considered under the 2007 Bonus Plan including the Committee’s assessment of the performance of individual employees and extraordinary contributions to the Company. The program provides an individualized performance-based bonus opportunity for those employees selected by the Committee to participate in the program for a fiscal year. Under the program, an individual target bonus amount will be established by the Committee for a participating employee and will be payable only if (i) a minimum score is achieved on the employee’s individual performance review, which is scored from 0 to 5.0, and (ii) a threshold objective Company (or divisional) performance target is achieved for the fiscal year. No individual performance component is paid to any bonus-eligible employee who does not achieve a minimum score of 3.0 on their annual performance review. Additional performance criteria may be established by the Committee. The actual bonus earned by an eligible employee under the Supplemental Bonus Program may be less than, or greater than, the target bonus amount depending upon the extent to which the applicable performance targets are met or exceeded and any additional factors the Committee determines to take into account in making bonus determinations under the program. Although for fiscal 2007 all the Company’s executives are eligible to participate in the Supplemental Bonus Program, the Committee currently intends that all of the annual bonus awards for executive officers in fiscal 2007 will be made under the 2007 Bonus Plan.

In addition, the Compensation Committee has recommended certain compensation arrangements designed to retain our NEOs and other key employees. The Board has already adopted a cash retention bonus program for our employees other than our senior management and we anticipate that the Board may adopt a cash retention bonus for our senior management, including our NEOs, shortly after we become current in our SEC filings. For a more detailed description of the compensation programs that we anticipate the Board will adopt please see “Compensation Programs for NEOs and Other Key Employees Currently under Consideration” below.

Equity Awards.

General – As discussed under “Our Principal Executive Compensation Policies” above, a significant portion of the total package of executive compensation we provide is in the form of equity-based incentive awards. In the past we have provided equity-based incentives in the form of stock options, which generally were granted to members of the senior management team, as well as other employees, on an annual basis in connection with annual performance reviews, upon hiring or promoting employees and, occasionally, in other instances. However, early in fiscal 2006, we made Performance Awards to members of the senior management team. These awards were made in connection with a modification of our equity award programs, and, in combination with the 2005 option awards, were intended to provide a multi-year incentive. They were conditioned on satisfaction of performance criteria for both fiscal 2007 and the fiscal 2005 through 2007 period, and have been viewed as a substitute for the option grants that under previous policies would have been awarded to senior management in fiscal 2006 and fiscal 2007. The Company currently expects that it will not satisfy the performance criteria for the Performance Awards and that no shares will be issued pursuant to the awards.

In addition, we anticipate that the Board will, shortly after we become current in our SEC filings, (1) make a grant of equity awards that the Company had previously promised to certain key employees in connection with their hiring or promotion, (2) adopt a new long term equity incentive program for our NEOs and certain other key employees to replace the above mentioned performance share program that expires at the end of fiscal 2007, and (3) make an annual equity compensation grant (of deferred shares or restricted stock) to all eligible employees covering the 2006 and 2007 (and possibly 2008) annual grant periods. For a more detailed description of the compensation programs that we anticipate the Board will adopt please see “Compensation Programs for NEOs and Other Key Employees Currently under Consideration” below.

Stock Options – The most recent option award we have made to members of senior management generally was on April 29, 2005, when we granted options for a total of 926,500 shares to senior management and other employees. These options were granted pursuant to our 1997 Stock Option Plan in connection with our review of our equity-based compensation program. Each such option has a ten year duration and, at the time they were granted, vested over a four year period.

On January 27, 2006, the Committee, upon management’s recommendation and after discussion with the Board, approved the acceleration of vesting of most of the outstanding in- and out-of-the-money stock options held by our employees, collectively involving the right, subject to certain conditions, to purchase a total of approximately 2.1 million shares of our common stock. We decided to accelerate the vesting of these stock options to reduce equity compensation expense that would have been recorded in future periods following our adoption as of the start of fiscal 2006 of SFAS 123(R). Under accounting guidance effective during fiscal 2005 (APB 25 and other relevant accounting guidance), we recorded an expense in the fourth quarter of fiscal 2005 of approximately $1.7 million, which represents our estimate of the intrinsic value that would have been forfeited had the acceleration not occurred. See the table of “Outstanding Equity Awards at Fiscal Year-End” below. The vesting of stock options for a total of 355,000 shares previously granted to our non-employee directors and certain of our executives was, however, not changed by this action.

As part of our action accelerating the vesting of options, holders of unvested options for 5,000 or more shares agreed that if they exercised options prior to the time such accelerated options would have vested under their original vesting schedule, they would not sell or otherwise transfer the shares they acquired until such time as the shares would have otherwise vested under their original vesting schedule. However, this restriction lapses upon the option holder’s disability, death or in the event of a change in control of the Company. Unless the transfer restriction is waived by the Company, in the event such holder ceases to be employed by us for any reason other than death, disability or retirement, the transfer restrictions continue to apply for the remainder of the original vesting period as if such holder’s employment with us had not ceased or terminated. Except as described above, all other terms and conditions of each accelerated option remained unchanged.

We suspended the issuance of options and other equity awards, and the issuance of shares upon the exercise of options, in September 2006, in connection with the investigation of our historical option granting practices, pending the adoption of new equity grant policies and procedures and the Company becoming current in its periodic reporting. As discussed under “Explanatory Note—Resolution of Tax Consequences and Corrective Action Related to Discounted Options” above, as a result of the investigation into our stock option granting practices, we determined that the exercise price of many of our outstanding stock options, including those granted on April 29, 2005, were set below the fair market value of the related shares on the date of grant, contrary to our policies. As also discussed above, all officers of the Company subject to reporting under Section 16(a) of the Exchange Act, as amended, and certain other vice presidents and senior vice presidents of the Company agreed in December 2006 with respect to all options held by them that vested after December 31, 2004 and that the Company determined had an exercise price less than the fair market value of the related shares on the date the Company determined to be the appropriate measurement date for such options to be used in the preparation of its restated financial statements to the fair market value of the shares on such measurement date to increase the exercise price or to limit the exercise period of such options. In addition, our former CEO, President and former General Counsel agreed as to all the options held by them that, where the exercise price was less than the fair market value on the date determined by the Company in connection with the restatement of its financial statements to be the measurement date for the option, the exercise price would be increased to the fair market value on such date. The information provided below regarding options held by our NEOs reflects this repricing action. We did not consider the effect of the repricing in setting fiscal 2006 bonuses for the NEOs or otherwise in determining the fiscal 2006 compensation of the NEOs and have not done so in the actions we have taken regarding the fiscal 2007 compensation of the NEOs.

2006 Performance Awards – On January 30, 2006, the Committee granted Performance Awards under our 2005 Equity Plan to the senior management team and certain other employees, including our NEOs then employed by the Company. This was the first equity-based incentive award made by the Company other than a stock option award. We made additional Performance Awards later in 2006, including to Susan Riley in connection with her employment as our Chief Financial Officer. Except for the number of shares that may be received pursuant to an award, the same award terms applied to all award recipients.

In general, under the award terms, shares of common stock will be issued to an award recipient if certain Company-wide performance criteria are exceeded and the recipient remains in the Company’s employ at the time shares are to be delivered to recipients. To be eligible for an award, each employee (other than Mr. Dabah and Mr. Goldberg, who were already parties to such agreements) was required to enter into a non-competition and confidentiality agreement with the Company. Issuance of shares pursuant to an award is contingent upon the Company meeting a specified consolidated minimum earnings per share level for fiscal 2007 and a cumulative earnings per share level for the three fiscal years 2005 through 2007. A target number of shares was designated for each recipient and, depending on the extent to which the minimum fiscal 2007 earnings per share level is met or exceeded, the recipient is entitled (subject to the other award terms) to receive a number of shares up to a maximum of 200% of the target number of shares. The aggregate target number of shares which may be issued pursuant to the awards (after giving effect to forfeitures of awards that have already occurred) is 543,979 shares and the maximum number of shares is 1,087,958 shares. In general, to the extent shares are earned pursuant to the Performance Awards upon satisfaction of the minimum performance levels, 50% of the shares earned will be delivered promptly following the Committee’s determination that the performance standards have been met and 50% one year later. Under the terms of the 2005 Equity Plan, if a change of control of the Company occurs before the end of 2007, an award recipient (unless his or her employment by the Company has already terminated) would be entitled to receive at such time a pro rated portion of his or her target number of shares determined based on the number of full months that have elapsed from the beginning of fiscal 2005 until the change of control divided by 36. The terms of the awards are intended to further our policy of utilizing equity based incentives in order to retain key executive talent. For more detail on the Performance Awards made during fiscal 2006, see the discussion below under “Grants of Plan-Based Awards.”

The Performance Awards we made in 2006 were intended to provide a major part of the equity incentives we would provide the management team with respect to fiscal 2006 and 2007. The awards made to our NEOs and other executives were determined taking into account competitive (including retention) considerations, based primarily on the nature and level of the equity awards and total compensation levels provided executives of peer group companies with comparable job responsibilities and the standards for setting incentive compensation discussed above, and the executive’s prior performance and compensation level in previous years.

The Company currently expects that minimum earnings per share level in fiscal 2007 will not be met and that no performance shares will be issued. In addition, we anticipate that the Board will, shortly after we become current in our SEC filings, adopt a new long term equity incentive program for our NEOs and certain other key employees to replace the above mentioned performance share program that expires at the end of fiscal 2007. For a more detailed description of the compensation programs that we anticipate the Board will adopt please see “Compensation Programs for NEOs and Other Key Employees Currently under Consideration” below.

Employee Stock Purchase Plan – The Company’s 2005 Employee Stock Purchase Plan authorizes the issuance of up to 360,000 shares of common stock for purchase by employees through payroll deductions. All employees of the Company who have completed at least 90 days of employment and attained 21 years of age are eligible to participate, except for employees who own common stock or options on such common stock which represents 5% or more of the Company’s outstanding common stock. The purchase price for common stock under the plan is 95% of the stock’s fair market value at the time of purchase.

Other Benefits.

401(k) Plan – The Company has adopted The Children’s Place 401(k) Savings Plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Code. The 401(k) Plan is a defined contribution plan established to provide retirement benefits for all employees who have completed 90 days of service with the Company. The 401(k) Plan is employee funded up by an annual amount elected by the employee that is limited to the maximum amount provided by the Code, and also provides for the Company to make matching contributions to the 401(k) Plan. Company matching contributions for non-highly compensated employees, as defined in the Code, are equal to 100% of the employee’s contribution up to 3% of compensation plus 50% of the employee’s contribution between 3% and 5% of compensation. Matching contributions for non-highly compensated employees are immediately vested. Company matching contributions for highly compensated employees, as defined in the Code, are equal to the lesser of 50% of the employee’s contribution or 2.5% of the employee’s covered compensation. Matching contributions for highly compensated employees vest over five years.

Life Insurance – In addition to the perquisites described below, we paid $20,000 in annual premiums due on an individual life insurance policy for our former CEO. All of our NEOs, including our former CEO, received life insurance coverage under a program that is generally available to all employees.

Perquisites – We provide our NEOs with limited perquisites that we believe are reasonable and appropriate on a competitive basis in comparison to peer companies, such as participation in group health insurance program available to all of our employees. In fiscal 2006 we provided our former CEO with an allowance of $4,000 each month, to be applied to lease payments and insurance costs on a car available for his exclusive personal as well as business use and the balance of which he applied in his discretion to expenses which were not reimbursable under the Company’s normal business expense reimbursement policies, which included the cost of items provided through Company programs that are used for personal purposes. We also provided our former CEO with a driver and paid our former CEO for the income tax payable by him (calculated at a rate of 40%) with respect to the income he accrued by reason of our providing him with a driver for personal as well as business use and making such payments in respect of income taxes to him. The Committee reviews at least annually the perquisites provided to our NEOs. Costs associated with perquisites are included in the “All Other Compensation” column in the “Summary Compensation Table” below.

Determination of Fiscal 2006 NEO Compensation

Discussed below are the compensation decisions we made with regard to the fiscal 2006 compensation of each of the NEOs. Each of the principal elements of our executive compensation programs (salary, annual bonus and equity awards) is addressed where applicable. Except as specified below, the NEOs did not receive any other material element of compensation and each of them received only the additional benefits and perquisites discussed above and in the “Summary Compensation” table below. When the Company has entered into an employment agreement with the NEO and this was a factor in the Compensation Committee’s decision-making, this factor is discussed.

Except when the particular circumstances relating to the NEO led the Compensation Committee’s decision-making to differ as indicated below, the Committee determined the annual salary level of each NEO for fiscal 2006 in the spring of 2006 in connection with his or her annual performance review for fiscal 2005, determined his or her annual bonus in the spring of the current year as part of his or her annual performance review for fiscal 2006, and with regard to equity awards made a Performance Award to the executive at the end of January 2006 (the beginning of fiscal 2006). Other than to Susan Riley in connection with her hiring as our CFO in April 2006 and her promotion in January 2007, we did not make stock option grants or other equity incentive awards to any of the NEOs during fiscal 2006 nor have we done so afterwards to date.

In making decisions about the fiscal 2006 compensation of each NEO, the Committee applied the policies and standards discussed above and determined that the salary, annual bonus, equity awards and total compensation of the NEO was appropriate, in furtherance of the objectives of our compensation programs and in the best interest of the Company and its stockholders. In making these compensation decisions the Committee took into account the performance of the Company and the executive in fiscal 2006 and (where applicable) in previous years, the executive’s experience and expertise and competitive (including retention) considerations, assessed principally in relation to our practice of benchmarking our executive’s compensation to that provided executives with comparable responsibilities at the peer group companies identified above.

The Committee considered, in particular, in setting the incentive awards provided to each NEO in fiscal 2006 the Company’s financial, strategic and operational performance and the goals with respect to these matters the Board had established for the year under the Company’s business plan. With respect to Performance Awards made to certain of our NEOs at the beginning of fiscal 2006, in considering such NEO’s bonus for fiscal 2005 early in fiscal 2006 and for fiscal 2006 early in fiscal 2007 and in considering the NEO’s total annual compensation for such years, the Committee considered a range of values that the NEO might receive from the Performance Awards. In particular, the Committee considered the value of the awards based on three measures: (i) the fair market value of the awards at the time of the Committee’s consideration of such matters, (ii) the estimated value of the shares that the executive would receive if only the target number of shares were issued pursuant to such awards and (iii) the estimated value of the shares that the executive would receive if the maximum number of shares permitted to be issued pursuant to such awards were issued.

The Committee concluded that the incentive award made to each NEO was in each case important to provide appropriate short- and long-term incentives for such NEO’s continued performance in his or her position and considers them consistent with the Company’s objectives of attracting and retaining appropriate management talent, aligning the executive’s incentives with corporate goals and the interests of stockholders and motivating his or her best performance.

Mr. Dabah.

During fiscal 2006, Mr. Dabah served as the CEO of the Company. Mr. Dabah resigned as CEO on September 24, 2007. Mr. Dabah remains a member of the Board. On May 12, 2006, the Company entered into an amended and restated employment agreement with Mr. Dabah, which revised the agreement that had been entered into on, and had been in effect since, June 27, 1996. The changes made from the 1996 agreement were primarily intended to assure compliance with the new deferred compensation requirements established under Section 409A of the Code, which was enacted in 2004. The other terms of Mr. Dabah’s amended and restated employment agreement did not differ materially from the terms of the 1996 agreement. For details on the terms of Mr. Dabah’s amended and restated employment agreement, see “Employment Agreements” below. However, in connection with the amended and restated employment agreement, Mr. Dabah’s annual salary was set at $1,000,000, which was his salary level during the previous fiscal year as set during his fiscal 2005 performance review and Mr. Dabah was paid at this salary level in fiscal 2006. The 1996 agreement had provided for an annual salary of $480,000 but Mr. Dabah’s annual salary had been increased over the years as the Committee had determined such increases were appropriate to ensure that Mr. Dabah’s compensation package remained competitive with that provided to CEOs of peer group companies. Mr. Dabah’s salary for fiscal 2007 was $1,000,000. All other components of Mr. Dabah’s annual cash compensation have been determined, as described below.

His amended and restated employment agreement provided for Mr. Dabah’s participation in the incentive programs the Company makes available to its executives but did not require any specific bonus or equity or other incentive awards. Mr. Dabah received for fiscal 2006 an annual cash bonus of $1,050,000. This bonus was established under the Company’s 2006 Bonus Plan, which is discussed above, based upon his target bonus amount for the year, which the Committee had set in the spring of 2006 at 100% of his annual salary rate, and the Company’s achievement of the Company-wide earnings per share target for fiscal 2006 that the Company had established for him under the program. While the Committee assessed Mr. Dabah’s performance for the year in determining fiscal 2006 bonus, his bonus was in the amount that would have resulted based entirely upon the objective performance criteria set for him under the bonus plan. After benchmarking Mr. Dabah’s total compensation level against that of the CEOs of peer group companies, the Committee in the spring of 2007 determined that it was appropriate to increase Mr. Dabah’s target bonus amount for fiscal 2007 from 100% to 137% of his annual salary rate in order to target his total compensation at the level of the peer group mean. On January 28, 2006, the Committee made a Performance Award to Mr. Dabah with a target number of shares of 57,429, determined based on the factors discussed above. The other terms of the award are as described above.

In connection with his resignation as the Company’s CEO, Mr. Dabah is to receive severance benefits as provided by his employment agreement; the Company has not entered into any additional agreements with Mr. Dabah concerning additional severance benefits. Mr. Dabah is to receive a lump sum cash payment of $3.0 million (three times his base salary). Mr. Dabah is not entitled to any bonus payment for fiscal 2007. In addition, Mr. Dabah is entitled to continue to receive (i) all of his health and welfare benefits, (ii) the use of the services of a driver and (iii) a $20,000 premium for a life insurance policy, through September 24, 2010.

For more detail on Mr. Dabah’s compensation for fiscal 2006, see the “Summary Compensation” table and “Employment and Severance Agreements with NEOs” below.

Mr. Goldberg.

On January 22, 2004 we entered into an employment agreement with Mr. Goldberg pursuant to which he serves as our President. Pursuant to the agreement his annual salary was set at $625,000. On May 12, 2006 we entered into an amended and restated employment agreement with Mr. Goldberg. The changes made from the 2004 agreement were primarily intended to assure compliance with the new deferred compensation requirements established under Section 409A of the Code. The other terms of Mr. Goldberg’s amended and restated employment agreement do not differ materially from the terms of the 2004 agreement. However, in connection with the execution of Mr. Goldberg’s amended and restated employment agreement, Mr. Goldberg’s annual salary was set at $690,000, subject to annual review, an increase the Committee considered appropriate based on competitive considerations and Mr. Goldberg’s performance in the prior year. For details on the terms of Mr. Goldberg’s amended and restated employment agreement, see “Employment Agreements” below. In connection with his fiscal 2006 performance review and based on similar considerations, Mr. Goldberg’s annual salary was increased to $715,000, effective beginning March 25, 2007 and for the remainder of fiscal 2007, unless otherwise modified by the Committee.

Mr. Goldberg’s amended and restated employment agreement provides for his participation in the Company’s executive incentive programs but, other than certain initial awards, does but not require any specific bonus or equity or other incentive awards. His 2004 agreement provided for an option grant upon commencement of his employment covering 300,000 shares, although, as discussed below, the Company initially was able to grant to him options for only 250,000 shares and agreed to make an adjustment payment to him in connection with the delay in granting him the additional 50,000 shares. As amended and restated, his employment agreement also provides that he shall be eligible for an incentive bonus on the terms of our incentive bonus program at a target level of at least 60% of his annual salary and, depending on satisfaction of performance criteria, ranging up to at least 200% of such amount.

Mr. Goldberg received for fiscal 2006 an annual cash bonus of $581,256. This bonus was established under the Company’s annual performance bonus program, based upon his target bonus amount for the year, which the Committee had set in the spring of 2006 at 60% of his annual salary, and the Company’s achievement of each of the Company-wide and divisional earnings per share targets for fiscal 2006 that the Company had established for him under the program, as well as the Committee’s evaluation of his performance over the past year and an additional bonus amount calculated as described above. The Committee has determined that for fiscal 2007 Mr. Goldberg’s target bonus amount will be 60% of his annual salary rate.

In, addition, in fiscal 2006, Mr. Goldberg received $260,000 as part of an agreed-upon cash adjustment relating to the exercise price of an option grant for 50,000 shares that the Company agreed to make to him at the time his employment as President of the Company commenced but was not able to make until April 2005 because of limits under the applicable option plan. The adjustment amount was intended to reflect the increase in the market price of our shares and correspondingly the exercise price of the options from the time the Company had promised to grant the options to him until the time the options were granted and was agreed in April 2005 to be paid in installments as the options vested. On January 28, 2006, the Committee made a Performance Award to Mr. Goldberg with a target number of shares of 57,429, determined based on the factors discussed above. The other terms of the award are as described above. For more detail on Mr. Goldberg’s compensation for fiscal 2006, see the “Summary Compensation” table below.

Ms. Riley.

In April 2006, Ms. Riley accepted an offer letter from the Company pursuant to which she was employed as our Senior Vice President, CFO. Under the terms of Ms. Riley’s offer letter, her annual salary was set at $400,000 and a target bonus amount was set for her under the 2006 Bonus Plan at 40% of her annual salary. In addition, the Committee made a Performance Award to Ms. Riley on March 13, 2006 with a target number of shares of 25,000, determined based on the factors discussed above applied in the context of the negotiation of her retention. The other terms of the award are as described above.

On January 31, 2007, Ms. Riley was promoted to Executive Vice President, Finance and Administration. On April 16, 2007 we entered into an employment agreement with Ms. Riley, effective as of February 4, 2007, the beginning of our current fiscal year. This agreement provides for an annual salary of $525,000, subject to annual review starting in fiscal 2008, and for an award of 15,000 shares of common stock, to be made as soon as practicable after the Company has become current in its periodic reporting and vesting one third on each of the first three anniversaries of the date of grant. The agreement provides for her participation in our equity incentive programs on a basis no less favorable than provided for any other executive officer other than the CEO but not for any specific incentive compensation level, except that she shall be eligible for an incentive bonus on the terms of our incentive bonus program in fiscal 2007 of at least 50% of her annual salary at target. For details on the terms of Ms. Riley’s employment agreement, see “Employment Agreements” below. The Committee determined that the target bonus amount provided to her, taken in the context of her new position and the equity award promised to her under her employment agreement, was important to provide appropriate short-term and long-term incentives for Ms. Riley’s continued performance as Executive Vice President and considers them consistent with the Company’s objective to reward, retain and motivate Ms. Riley in the performance of her job responsibilities.

In considering the terms of Ms. Riley’s initial retention as Senior Vice President and CFO and her employment as Executive Vice President, Finance and Administration, the Compensation Committee considered, with the assistance of the Senior Vice President, Human Resources, the compensation provided to executives having similar positions at comparable companies. However, among our peer group companies there are few, if any, executives who have a set of responsibilities comparable to those she has as Executive Vice President. We also considered the employment terms of other senior executives of the Company. We determined that the terms of Ms. Riley’s employment agreement, including the severance provisions, were necessary and appropriate in order to retain and to reward Ms. Riley.

Ms. Riley received $234,880 as a cash bonus for fiscal 2006. This reflected the Company’s achievement of the Company-wide earnings per share target for fiscal 2006 that the Company had established for her under the 2006 Bonus Plan, as well as the Compensation Committee’s evaluation of her performance over the past year and an additional bonus amount calculated as described above. For more detail on Ms. Riley’s compensation for fiscal 2006, see “Summary Compensation” below.

Mr. Flaks.

The Company has not entered into an employment agreement with Mr. Flaks. For fiscal 2006, Mr. Flaks was paid an annual salary of $450,000. The Committee established Mr. Flaks’ fiscal 2006 salary in connection with his 2005 performance review and determined that it was reasonable and in the best interest of the Company based on Mr. Flaks’ job responsibilities and compared to the base salaries of executives at our peer group companies with comparable responsibilities. In connection with his fiscal 2006 performance review and in light of similar considerations, Mr. Flaks’ annual salary was increased to $490,500, effective beginning March 25, 2007 and for the remainder of fiscal 2007, unless otherwise modified by the Committee.

For fiscal 2006, Mr. Flaks received an annual cash bonus of $282,240. This bonus was established under the 2006 Bonus Plan, based upon his target bonus amount for the year, which the Committee had set in the spring of 2006 at 40% of his annual salary, and the Company’s achievement of the Company-wide earnings per share targets for fiscal 2006 that the Committee established for him under the program, as well as the Committee’s evaluation of his performance over the past year, and also includes an additional bonus amount calculated as described above. Based upon the factors described above, the Committee has determined that for fiscal 2007, unless otherwise modified by the Committee, Mr. Flaks’ target bonus amount is appropriate at 40% of his annual salary rate. On January 28, 2006, the Committee made a Performance Award to Mr. Flaks with a target number of shares of 36,180, determined based on the factors discussed above. The other terms of the award are as described above. For more detail on Mr. Flaks’ compensation for fiscal 2006, see “Summary Compensation” below.

Mr. Rose.

The Company has not entered into an employment agreement with Mr. Rose. For fiscal 2006, Mr. Rose was paid an annual salary rate of $400,000. The Committee established Mr. Rose’s fiscal 2006 salary in connection with his 2005 performance review and determined that it was reasonable and in the best interest of the Company based on Mr. Rose’s job responsibility and compared to the base salaries of executives at our peer group companies with comparable responsibilities. In connection with his fiscal 2006 performance review and in light of similar considerations, Mr. Rose’s annual salary was increased to $436,000, effective beginning March 25, 2007 and for the remainder of fiscal 2007, unless otherwise modified by the Committee.

For fiscal 2006, Mr. Rose received an annual cash bonus of $234,880. This bonus was established under the Company’s 2006 Bonus Plan, based upon his target bonus amount for the year, which the Committee had set in the spring of 2006 at 40% of his annual salary, and the Company’s achievement of the Company-wide earnings per share targets for fiscal 2006 that the Committee established for him under the plan, as well as the Committee’s evaluation of his performance over the past year and an additional bonus amount calculated as described above. Based upon the factors described above, the Committee has determined that for fiscal 2007, unless otherwise modified by the Committee, Mr. Rose’s target bonus amount is appropriate at 40% of his annual salary rate. On January 28, 2006, the Committee made a Performance Award to Mr. Rose with a target number of shares of 36,180, determined based on the factors discussed above. The other terms of the award are as described above. For more detail on Mr. Rose’s compensation for fiscal 2006, see “Summary Compensation” below.

Mr. Balasiano.

During fiscal 2006 Mr. Balasiano served as a Senior Vice President of the Company and (until January 31, 2007) as Chief Administrative Officer, General Counsel and Secretary. Mr. Balasiano was initially employed by the Company as a Vice President and General Counsel in 1995 pursuant to an offer letter. Under the terms of Mr. Balasiano’s offer letter, his annual salary was set at $140,000, subject to annual review. For fiscal 2006, Mr. Balasiano was paid an annual salary of $430,000, which was set by the Committee in connection with his 2005 performance review. The Committee determined that this salary was reasonable and in the best interest of the Company based on Mr. Balasiano’s job responsibilities and compared to the salaries of executives with comparable responsibilities at our peer group companies. On January 31, 2007, at the request of the Board of Directors, Mr. Balasiano resigned all positions held by him with the Company and was appointed as Senior Vice President with responsibility for store development, construction and non-merchandise strategic sourcing. The Committee did not increase Mr. Balasiano’s annual salary rate for such position from his prior position; therefore, his annual salary rate for fiscal 2007 remained at $430,000.

Mr. Balasiano received a cash bonus for fiscal 2006 of $220,590. This bonus was established under the 2006 Bonus Plan, based upon his target bonus amount for the year, which the Committee had set in the spring of 2006 at 45% of his annual salary, and the Company’s achievement of the Company-wide earnings per share target for fiscal 2006 that the Committee established for him under the program, as well as the Committee’s evaluation of his performance over the past year. Based upon the factors described above, the Committee determined that it was appropriate for fiscal 2007, unless otherwise modified by the Committee, to reduce Mr. Balasiano’s target bonus amount from 45% to 40% of his annual salary rate. On January 28, 2006, the Committee made a Performance Award to Mr. Balasiano with a target number of shares of 36,180, determined based on the factors discussed above. The other terms of the award were as described above. For more detail about Mr. Balasiano’s compensation for fiscal 2006, see the “Summary Compensation” table below.

Effective July 20, 2007, Mr. Balasiano resigned his position as Senior Vice President of the Company to pursue other opportunities. The Company entered into a severance agreement with him on July 9, 2007. Under the severance agreement, Mr. Balasiano will receive a severance payment in the amount of $438,000 and certain other severance benefits, and the transfer restrictions applicable to the shares underlying the vested options to acquire 50,300 shares held by him have been waived and, upon lifting of the temporary suspension on the exercise of options, he will be afforded the same period in which to exercise his options as is afforded current employees (as the Compensation Committee may determine in its discretion). In addition, the performance share agreement between Mr. Balasiano and the Company was amended to provide that, if the Company meets the performance goals applicable to the Performance Awards previously granted to him, he will receive, promptly after satisfaction of the performance criteria is certified by the committee, a prorated portion (30/36) of the number of shares he would otherwise be entitled to receive thereunder, even though he no longer continues in the Company’s employ at the time such shares are to be delivered pursuant to the awards. Further information regarding Mr. Balasiano’s severance agreement is contained below under “Employment and Severance Agreements with NEOs” below. The terms of Mr. Balasiano’s termination of employment were negotiated on behalf of the Company primarily by Mr. Dabah and were determined by the Committee to be reasonable and appropriate. For further information regarding the considerations involved in setting Mr. Balasiano’s severance benefits, see below.

Mr. Patel.

Mr. Patel served as Senior Vice President, CFO of the Company from April 2005 through April 15, 2006, when the Company and Mr. Patel mutually agreed that Mr. Patel would leave the Company. The Company did not enter into an employment agreement with him in connection with hiring him or subsequently. In connection with hiring Mr. Patel in 2005, the Committee set his annual salary at $360,000 per year, at which salary rate he was paid during the portion of fiscal 2006 in which he was employed. Mr. Patel was awarded in April 2005 options for 50,000 shares, the vesting of which was accelerated in January 2006 as discussed above.

In connection with Mr. Patel’s resignation, the Company entered into a severance agreement with him. Pursuant to such agreement, Mr. Patel received a severance payment during fiscal 2006 of $180,000 and certain other benefits he also received $27,692 for accrued but unused vacation and personal days, and the Company waived the transfer restrictions that were applicable with respect to the shares that he could acquire pursuant to vested options he held to purchase 50,000 shares of our common stock. In consideration for these benefits, Mr. Patel agreed to certain non-competition, non-solicitation, non-interference, non-disparagement and confidentiality restrictions with the Company and to release any claims against the Company he might have arising out of his employment or the termination of his employment. Further information regarding Mr. Patel’s severance agreement is contained below under “Employment and Severance Agreements with NEOs.” The terms of Mr. Patel’s termination of employment were negotiated on behalf of the Company primarily by Mr. Dabah and were determined by the Committee to be reasonable and appropriate. For further information regarding the considerations involved in setting Mr. Patel’s severance benefits, see below. Mr. Patel did not receive any other compensation of a material amount from the Company in fiscal 2006. For more detail on Mr. Patel’s compensation, see the “Summary Compensation” table below.

Compensation Programs for NEOs and Other Key Employees Currently Under Consideration

Because we have not been current in our SEC filings since September 2006, our ability to effectively address compensation matters impacting our NEOs and other key employees has been adversely affected. In particular, we have not made our customary annual equity compensation grants since the spring of 2005. In addition, over the past year we have faced several additional challenges that have impacted our ability to retain and motivate our employees.

Accordingly, the Board is considering a comprehensive strategy to address the retention and appropriate compensation of our NEOs and other key employees. Based on recommendations from Frederick W. Cook & Co., Inc. and management, the Compensation Committee has recommended certain compensation arrangements designed to retain our NEOs and other key employees, as well as to address our objective of maintaining competitive compensation programs. We anticipate that the Board may adopt some or all of these compensation arrangements being recommended by the Compensation Committee shortly after we become current in our SEC filings. These new compensation arrangements for NEOs and other key employees may include some or all of the following components:

•      A new long term equity incentive program for our NEOs and certain other key employees to replace the performance share program that expires at the end of fiscal 2007;

•      A cash retention bonus for our NEOs;

•      Change in control and severance agreements for our NEOs and other key employees;

•      An equity compensation grant to all eligible employees covering the 2006 and 2007 (and possibly 2008) annual grant periods covering the grants that customarily would have been made for such years;

•      A severance policy for our NEOs and other key employees; and

•      The granting of equity awards the Company previously promised to certain key employees in connection with their hiring or promotion, including 15,000 shares of restricted stock that we promised to Ms. Riley in connection with her promotion to Executive Vice President in the spring of 2007.

If the Board approves any of the above compensation programs for, or that include, our NEOs, we will disclose the material terms of such programs as required in a Form 8-K filing.

Compensation Upon Termination of Employment Including After a Change in Control

We have entered into employment and severance agreements with certain of our NEOs that require us to make payments and provide various benefits to these officers in the event of termination of his or her employment. The severance provisions of the employment agreements of Mr. Goldberg and Ms. Riley provide for severance payments and other benefits upon termination of employment by the Company without cause or by the executive for “good reason” and additional benefits are provided upon a termination of employment in connection with a change in control. Mr. Goldberg and Ms. Riley’s agreements provided for acceleration of vesting of option awards upon their death or disability. For a summary of the terms of the agreements, including the change in control provisions, see “Employment and Severance Agreements with NEOs” below. For further information regarding the possible payments under these agreements in the event of a termination of employment or change in control, see “Potential Payments Upon Termination or a Change in Control” below.

In connection with their resignations, we entered into severance agreements with Mr. Patel and Mr. Balasiano. For information on the severance payments and benefits provided to them under such agreements and the other material terms of the agreements, see “Determination of Fiscal 2006 NEO Compensation – Mr. Balasiano” and “– Mr. Patel” above and “Employment and Severance Agreements with NEOs” below. In connection with the resignation of Mr. Dabah, Mr. Dabah is entitled to receive severance pursuant to Section 5.01 of his employment agreement.

The Committee has determined that the change in control and other severance arrangements provided Mr. Goldberg and Ms. Riley in connection with their employment agreements are appropriate in order to recruit and retain, including to obtain a long-term commitment to employment from, these executives. We also believe that these severance arrangements will provide our executives with appropriate incentives to remain employed with us in the event of a change in control of the Company becomes imminent or occurs. In determining the appropriate severance benefits to be provided to Messrs. Balasiano and Patel, we considered that severance arrangements of the type granted are common arrangements among our peer group companies in dealing with senior management and consistent with arrangements we have provided other executives in the past and were appropriate to maintain and enhance the ability of the Company to recruit talented executives in future and in light of the non-competition restrictions, releases and other benefits obtained by the Company in connection with the severance arrangements.

Summary Compensation Table

The following table summarizes the compensation for fiscal 2006 for our NEOs:

Name and Principal Position	Year	Salary(1)	Bonus		Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation (3)	All Other Compensation		Total
Ezra Dabah
Chief Executive Officer(4)	2006	$1,028,846	$—		$—	$—	$1,050,000	$197,484	(5)	$2,276,330

Susan Riley
Executive Vice President, Finance & Administration and interim CFO	2006	353,846	100,480	(6)	—	—	134,400	485	(7)	589,211

Neal Goldberg
President	2006	709,808	170,154	(8)	—	776,891	411,102	279,177	(9)	2,347,132

Richard Flaks
Senior Vice President, Planning, Allocation and Information Technology	2006	459,616	131,040	(6)	—	—	151,200	6,512	(10)	748,368

Mark Rose
Senior Vice President, Chief Supply Chain Officer	2006	409,615	100,480	(6)	—	—	134,400	13,413	(11)	657,908

Steven Balasiano
Senior Vice President, Real Estate (12)	2006	436,923	58,050	(13)	—	—	162,540	14, 482	(14)	671,995

Hiten Patel
Senior Vice President, Chief Financial Officer (15)	2006	90,000	—		—	—	—	214,600	(16)	304,600

(1)       Since fiscal 2006 was a 53-week year, amounts shown include compensation for the extra week.

(2)       Performance Awards were made under our 2005 Equity Plan. SFAS 123(R) requires that we recognize as compensation expense the value of all stock-based awards granted to employees in exchange for services over the requisite service period, which is typically the vesting period. However, because the Company currently expects that it will not satisfy the performance criteria established for these awards, no Performance Shares will be issued and no compensation expense will be recognized for the Performance Awards granted under the 2005 Equity Plan. Performance Shares were granted on January 30, 2006, except for those granted to Susan Riley, which were granted on March 13, 2006, in connection with the commencement of her employment by the Company. For more information, see Note 3—Equity Compensation and Stock Purchase Plans in the accompanying Notes to Consolidated Financial Statements.

(3)       Amounts shown were bonuses granted pursuant to the 2006 Bonus Plan. Bonuses were earned in fiscal 2006 and paid in fiscal 2007.

(4)       Mr. Dabah resigned from his position as CEO on September 24, 2007. Regarding the terms of Mr. Dabah’s resignation from the Company, see “Employment and Severance Agreements with NEOs” below.

(5)       Amount shown consists of $48,000, representing a $4,000 per month allowance for car lease, insurance and other expenses, $72,562 in costs incurred by us in providing a driver and $48,374 in payments for related income taxes, all as discussed above, $21,990 in insurance premiums paid by us with respect to life insurance for the benefit for the executive and $6,558 in matching contributions under the 401(k) Plan.

(6)       Amount shown consists of (a) the personal performance and divisional portion of the cash bonus paid in connection with our Pre-Established 2006 Bonus Program and (b) the additional discretionary bonus paid to the executive based on the Company’s adjusted earnings per share targets.

(7)       Amount shown consists of insurance premiums paid by us with respect to life insurance for the benefit of the executive.

(8)       Amount shown consists of (a) the personal performance and divisional portion of the cash bonus paid in connection with our Pre-Established 2006 Bonus Program and (b) the additional discretionary bonus paid to the executive based on the Company’s adjusted earnings per share targets.

(9)       Amount shown consists of an $18,000 car allowance and $1,177 in insurance premiums paid by us with respect to life insurance for the benefit for the executive. In addition, Mr. Goldberg received two $130,000 installment payments in fiscal 2006 in connection with a cash adjustment relating to an April 2005 grant to him of options for 50,000 shares. See above for more information regarding this cash adjustment.

(10)     Amount shown consists of $502 in insurance premiums paid by us with respect to life insurance for the benefit for the executive and $6,010 in matching contributions under the 401(k) Plan.

(11)     Amount shown partially consists of an $8,000 in car allowance, $425 in insurance premiums paid by us with respect to life insurance for the benefit for the executive and $4,988 in matching contributions under the 401(k) Plan.

(12)     Mr. Balasiano resigned from his position as our Chief Administrative Officer, General Counsel and Secretary effective January 31, 2007 but continued as a Senior Vice President with responsibility for store development, construction and non-merchandise strategic sourcing until his resignation from that position on July 20, 2007. Regarding the terms of Mr. Balasiano’s severance from the Company, see “Employment and Severance Agreements with NEOs” below.

(13)     Amount shown consists of the personal performance portion of the cash bonus paid in connection with our Pre-Established 2006 Bonus Program.

(14)     Amount shown consists of an $8,000 in car allowance, $473 in insurance premiums paid by us with respect to life insurance for the benefit for the executive and $6,009 in matching contributions under the 401(k) Plan.

(15)     Mr. Patel resigned from his position as Senior Vice President and CFO, effective April 15, 2006. Regarding the terms of Mr. Patel’s severance from the Company, see “Employment and Severance Agreements with NEOs” below.

(16)     Amount shown consists of $207,692 in severance payments, $4,791 in accrued vacation and personal time, $77 in insurance premiums paid by us with respect to life insurance for the benefit for the executive and $2,040 in premium payments for medical insurance coverage for the executive.

Grants of Plan-Based Awards

Performance Shares

In fiscal 2006 the compensation committee made equity incentive grants to our executive officers and other key employees in the form of Performance Awards. Under the terms of these awards, shares of our common stock will be issued to an award recipient if, among other conditions, the Company achieves a minimum earnings per share level in fiscal 2007 (the “threshold target level”) and a minimum cumulative earnings per share level for fiscal 2005, 2006 and 2007 (together with the threshold target the “minimum performance target”). For purposes of the awards, earnings per share will be calculated on a consolidated basis as reported in the Company’s audited financial statements but before extraordinary items and equity compensation expense and the committee may in its discretion disregard the effects on reported earnings of a business acquisition or a disposition of assets or a line of business occurring after the award date, as long as such adjustment would not cause the award to cease to be treated as “qualified performance-based compensation” for purposes of Section 162(m) of the Code. If the minimum performance target is achieved, recipients of the Performance Awards will earn (i.e., become entitled to receive, subject to certain conditions) 50% of a target number of shares established by the compensation committee for each recipient and, if the Company’s fiscal 2007 earnings per share are above the threshold target level, and the number of shares to be issued to each recipient of the awards will increase (at varying rates) up to a maximum of 200% of the recipient’s target number of shares to the extent that fiscal 2007 earnings per share exceed the threshold target level. In the aggregate, the target number of shares that may be earned pursuant to Performance Awards is 543,979 shares and recipients may earn up to a maximum of 1,087,958 shares if the level of fiscal 2007 earnings per share reach or exceed the 200% target performance level (such numbers of shares being calculated after giving effect to forfeitures of awards that have already occurred).

If after the end of fiscal 2007 the compensation committee determines that the requisite performance level has been achieved, 50% of the shares earned under the Performance Awards will be delivered to award recipients promptly following the date of such determination. The remaining 50% of the earned shares will be delivered one year later. In each case, delivery of such shares is contingent, unless the committee otherwise determines, on the award recipient remaining employed by us at the time of delivery, unless the recipient’s employment ended due to his or her death or disability. If the recipient died or became disabled before the end of fiscal 2007, he or she will be entitled to receive when shares are first delivered pursuant to the awards only a pro rated portion of the shares he or she is considered to have earned, determined based on the number of full months of employment since the beginning of fiscal 2005 divided by 36. In addition, if a change in control of the Company occurs before the end of fiscal 2007, an award recipient (unless his or her employment by the Company has already terminated) will be entitled to receive at such time a pro rated portion of his or her target number of shares determined based on the number of full months that have elapsed from the beginning of fiscal 2005 until the change of control divided by 36. Prior to the delivery of shares pursuant to the awards, no award recipient will have any ownership or stockholder rights (including, without limitation, dividend and voting rights) with respect to shares to be delivered nor may the recipient sell or otherwise transfer any interest in the shares.

Each Performance Award is subject to the terms and conditions of our 2005 Equity Plan and an agreement between the award recipient and us in a standard form. In addition, each Performance Award was conditioned upon the recipient entering into a confidentiality, non-competition and non-solicitation agreement with us.

The Company currently expects that it will not satisfy the performance criteria established for these awards and that no shares will be issued pursuant to this program.

For more information on the Performance Awards made during fiscal 2006, see “Compensation Discussion and Analysis – Elements of Compensation – Equity Awards – 2006 Performance Awards” above. See also, Note 3—Equity Compensation and Stock Purchase Plans in the accompanying Notes to Consolidated Financial Statements.

No other equity incentive awards were made to executive officers in fiscal 2006. As discussed above, we suspended making equity awards in September 2006 and the only awards other than the Performance Awards referred to above made during fiscal 2006 were option grants made earlier in the year to certain non-executive employees. However, after the suspension went into effect we did promise to make certain equity awards to directors, executives and other employees when the suspension was lifted, including, as discussed above, to Susan Riley in connection with her employment as Executive Vice President.

The following table sets forth information regarding grants of incentive awards made to our NEOs during fiscal 2006. Specifically, grants were made to our NEOs of Performance Awards under our 2005 Equity Plan and cash bonuses under our 2006 Bonus Plan. No stock options were granted during fiscal 2006. As discussed above, additional cash bonus awards were also made to certain NEOs on a basis similar to the bonuses paid under the 2006 Bonus Plan.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (In Shares)			Grant Date Fair Value of Stock
Name	Grant Date		Threshold ($)	Target (1) ($)	Maximum (1) ($)	Threshold (#)	Target (#)	Maximum (#)	Awards (2)

Ezra Dabah	1/30/06 6/22/06	(3)	0	1,000,000	2,000,000	0	57,429	114,858	$2,533,767
Susan Riley	3/13/06 6/22/06	(3)	0	128,000	256,000	0	25,000	50,000	1,247,375
Neal Goldberg	1/30/06 6/22/06	(3)	0	124,200	248,400	0	57,429	114,858	2,533,767
Richard Flaks	1/30/06 6/22/06	(3)	0	144,000	288,000	0	36,180	72,360	1,596,262
Mark Rose	1/30/06 6/22/06	(3)	0	128,000	256,000	0	36,180	72,360	1,596,262
Steven Balasiano	1/30/06 6/22/06	(3)	0	154,800	309,600	0	36,180	72,360	1,596,262
Hiten Patel	1/30/06 6/22/06	(3)	—	—	—	—	—	—	—

(1)   These amounts only include the amount of bonus payable under the 2006 Bonus Plan which does not include amounts actually paid to the executives based upon the NEOs’ personal performance, divisional earnings per share, or at the Compensation Committee’s discretion.

(2)   Determined in accordance with SFAS 123(R) based on the target number of shares involved in the Performance Awards multiplied by the closing trading price on the grant date. See Note 3 — Equity Compensation and Stock Purchase Plans in the accompanying Notes to Consolidated Financial Statements.

(3)   This is the date the stockholders approved the 2006 Bonus Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our NEOs at the end of fiscal 2006.

	Option Awards(1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)

Ezra Dabah(5)	15,000	(6)	—		$15.40	9/18/2007	57,429	$3,348,685
	100,000				20.29	8/14/2009
	85,000				44.95	4/29/2010

Susan Riley	—		—				25,000	1,457,750

Neal Goldberg	70,750		100,000	(7)	27.65	1/22/2014	57,429	3,348,685
	38,750				40.65	4/21/2015
	63,750				44.95	4/29/2015

Richard Flaks	4,000				9.35	3/31/2013	36,180	2,109,656
	12,000		—		17.92	8/15/2013
	15,000				25.63	12/5/2013
	20,000				31.91	11/3/2014
	27,500				37.66	12/31/2007
	13,750				37.66	12/31/2008
	13,750				37.66	12/31/2009

Mark Rose	3,600		—		19.03	12/31/2007	36,180	2,109,656
	6,189				19.03	11/8/2010
	3,143				23.94	12/31/2007
	6,081				11.23	1/31/2013
	15,000				25.63	12/5/2013
	20,000				31.91	11/3/2014
	55,000				44.95	4/29/2015

Steven Balasiano(8)	12,000		—		15.94	12/31/2009	36,180	2,109,656
	18,000				26.94	11/8/2010
	12,000				27.6	11/1/2011
	6,882				11.23	1/31/2013
	20,000				25.63	12/5/2013
	20,000				31.91	11/3/2014
	55,000				44.95	4/29/2015

Hiten Patel	—		—		—	—	—	—

(1)   In connection with our investigation of our option granting practices, certain of our NEOs agreed to increase the exercise price of options held by them to the fair market value of the related shares on the date determined by the Company to be the appropriate measurement date to be used in accounting for the option awards in the Company’s restatement of its financial statements where the market price on such date was higher than the exercise price at which the option was awarded subject to final determination by the Board. In other instances, the NEOs agreed to limit the future time when such options held by them may be exercised. For more information on such increases in option exercise prices and changes in exercise periods, see “Explanatory Note—Resolution of Tax Consequences and Corrective Action Related to Discounted Options” and “Compensation Discussion and Analysis – Accounting and Tax Considerations” above. The table above reflects such increases in option exercise prices and limits on option exercise periods.

(2)   In September 2006, the Company suspended the issuance of shares of common stock pursuant to the exercise of stock options. This suspension remained in effect through February 3, 2007 and thereafter.

(3)   The amounts shown reflect the target number of shares of common stock to be issued to each executive if the performance goals are met. If these goals are met during the performance period, the executives will be entitled to receive at least 50% of such participant’s target number of shares of common stock and if these goals are exceeded during the performance period, the executives may be entitled to receive up to 200% of such participant’s target number of shares of common stock.

(4)   Based on the $58.31 closing price of our common stock on February 2, 2007, the last business day of our fiscal year end. The Company currently expects that it will not satisfy the performance criteria established for the Performance Awards and that no shares will be issued pursuant to this program. See Note 3 – Equity Compensation and Stock Purchase Plans in the accompanying Notes to Consolidated Financial Statements.

(5)   Mr. Dabah resigned as CEO on September 24, 2007. The Compensation Committee has determined that pursuant to the 2005 Equity Incentive Plan that Mr. Dabah’s options shall continue to remain effective through the earlier of, (i) 90 days after he no longer is a member of the Board, or, (ii) the expiration date of such options.

(6)   These 15,000 options expired on September 18, 2007 and were forfeited.

(7)   50,000 of such options vest per year.

(8)   Mr. Balasiano resigned from the Company on July 20, 2007. All of Mr. Balasiano’s options that remain unexercised 90 days from the date that the Company becomes current in its SEC filings will automatically expire.

Option Exercises and Stock Vested

The following table sets forth information regarding options exercised by our NEOs during fiscal 2006:

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ezra Dabah	84,660	$3,746,172	(1)	—	—
Susan Riley	—	—		—	—
Neal Goldberg	91,750	2,587,202	(1)	—	—
Richard Flaks	2,000	89,310	(2)	—	—
Mark Rose	57,400	3,213,777	(2)	—	—
Steven Balasiano	17,118	873,147	(1)	—	—
Hiten Patel	50,000	1,232,245	(2)	—	—

(1)   This amount is the aggregate difference in the exercise price and what the shares were actually sold for on the date of exercise.

(2)   This amount is the aggregate difference between the exercise price and the per share market price of our common stock on the date of the exercise.

Employment and Severance Agreements with NEOs

Employment Agreements

Ezra Dabah, former CEO

During fiscal 2006, Mr. Dabah served as the CEO of the Company. Mr. Dabah resigned as CEO, at the request of the Board on September 24, 2007. Mr. Dabah remains a member of the Board.

Mr. Dabah entered into an amended and restated employment agreement on May 12, 2006 providing for him to serve as our CEO until May 12, 2009, a term that was to be automatically renewed for successive three year periods, subject to termination by either party on 60 days’ notice (or lesser notice in the event of a termination by the Company for cause or by Mr. Dabah for “good reason” as further discussed below). Mr. Dabah’s annual salary was set at $1,000,000 under the agreement, subject to annual review by the compensation committee. The agreement provided for Mr. Dabah to receive annually during his employment a bonus based on the Company’s performance during the year in an amount equal to the product of (a) Mr. Dabah’s annual salary for the year times (b) a percentage equal to or greater than 100% as directed by the compensation committee times (c) a bonus percentage of not more than 200% that shall be determined based on a schedule set by the committee at the beginning of the year for the purpose of determining bonuses for all senior executives and varying with the level of our performance during such year.. In addition, during his employment Mr. Dabah was entitled under the agreement to a $4,000 a month allowance to be applied to the costs of a car that he could use for personal as well as business purposes and/or other personal expenses, and also to the services of a personal driver. Other benefits provided to Mr. Dabah pursuant to the terms of his employment agreement included individual life insurance coverage in the amount that may be obtained by a $20,000 a year premium and retirement, stock purchase, group life, medical and disability insurance and other benefits on a basis no less favorable than generally made available to other senior executives of the Company.

At the time it asked for his resignation, the Board determined that Mr. Dabah’s resignation would be treated for purposes of his employment agreement as a termination of his employment by the Company without cause. Upon such a termination of his employment, the agreement provides that, if Mr. Dabah complies with certain non-competition and other restrictions, as described below, he is to receive a severance payment of three times his annual salary, payable in a lump-sum. The agreement further provides for Mr. Dabah to receive for the next 36 months life and medical insurance benefits and other benefits substantially as previously provided to him, as well as the services of a driver and payment of $20,000 per year of life insurance premiums during such period. Under the employment agreement Mr. Dabah agreed that for a period of five years following the termination of his employment he would not participate in or promote, directly or indirectly, any businesses directly competing with the Company’s business or solicit our directors or employees to provide services to any other company or interfere with any person doing business with the Company or disparage the Company or furnish confidential information of the Company to any other person (except as required by law). Assuming compliance by Mr. Dabah with his obligations to the Company, including those referred to above and other obligations arising out of his past employment and continued service as a director, the Company currently expects to provide Mr. Dabah the severance benefits provided for by the agreement.

Susan Riley, Executive Vice President, Finance and Administration and Interim Chief Financial Officer

Ms. Riley’s employment agreement, entered into in April 2007, effective as of February 2007, provides that she will serve as our Executive Vice President, Finance and Administration, reporting dually to the CEO and the Board, for an indefinite period, subject to termination by either party (in the case of the Company by action of a majority of the independent directors) on 30 days’ notice (or lesser notice in the event of a termination by the Company for cause or by Ms. Riley for “good reason” as further discussed below). Under her employment agreement with us, Ms. Riley’s annual salary is set at $525,000 for the initial year of her employment, subject to annual review by the compensation committee. Ms. Riley is also entitled to participate annually in, and eligible to receive an annual performance bonus pursuant to, the Company’s annual management incentive plan (and any other bonus plan for executives the Company may establish) and will be eligible for a bonus thereunder to a degree no less favorable than any other executive of the Company, other than the CEO, and to a minimum bonus eligibility of 50% of her then annual salary (subject to achievement of the performance targets established under plan). In addition, as soon as practicable (but in no event before such time as we determine that we are in compliance with the periodic reporting requirements of Section 13(a) of the Exchange Act), Ms. Riley will be granted, pursuant to and subject to the provisions of the 2005 Equity Plan, an award for 15,000 shares of common stock, with 5,000 of such shares vesting on the first anniversary of the date of grant and 5,000 vesting on each of the next two anniversaries thereof. In respect of our 2008 fiscal year and subsequent fiscal years, Ms. Riley is entitled to participate in our equity incentive plans on a basis no less favorable than that on which any our other executive officer, other than the CEO, is permitted to participate. The agreement also provides for Ms. Riley to participate in other benefit plans made available by the Company to its senior executives on the same basis on which such benefits are from time to time generally made available to other senior executives.

The employment agreement provides that if Ms. Riley’s employment is terminated by us without cause or by Ms. Riley with “good reason” or without “good reason” within one year following a change in control (as each such term s defined in the agreement), Ms. Riley will be entitled to (i) continuation of her annual salary then in effect for a period of one year following the termination of her employment, plus (ii) a pro rata portion of the performance bonus she would have been entitled to receive for the year in which her employment terminated, calculated based on the target bonus established for her for the year under the applicable bonus plan or, if such target bonus has not been established at the time of termination of employment, on the basis of the target bonus for the previous year. Upon a change in control, the restricted stock awards Ms. Riley is entitled to receive in connection with entering into the employment agreement will, in accordance with their terms and the 2005 Equity Plan, vest and be delivered to her immediately. In addition, with respect to the Performance Award previously made to Ms. Riley under the 2005 Equity Plan (as described above), if the performance criteria for such performance shares are satisfied, the delivery of such shares to her will be accelerated upon a termination of her employment by us without cause or by Ms. Riley for good reason. In general, a material breach by us of the agreement or the assignment to Ms. Riley of duties inconsistent with her status as Executive Vice President – Finance and Administration or a significant relocation of the place of her employment will constitute “good reason” for Ms. Riley to terminate her employment. In the event Ms. Riley’s employment terminates by reason of death disability or normal retirement, she shall be entitled to any then accrued but unpaid salary and bonus and a prorated portion of the performance bonus for the year in which her employment so terminates based on the portion of the year in which she was employed. The employment agreement also provides that Ms. Riley will not for a period of one year following any termination of her employment participate in or promote, directly or indirectly, any businesses directly competing with the Company’s business or solicit our directors or employees to provide services to any other company or interfere with any person doing business with the Company or at any time disparage the Company or furnish confidential information of the Company to any other person (except as required by law).

Neal Goldberg, President

Mr. Goldberg’s amended and restated employment agreement, entered into on May 16, 2007, provides that he will serve as our President for an indefinite period, subject to termination by either party upon notice (in the case of the Company of at least 30 days’ or lesser notice in the event of a termination by the Company for cause or by Mr. Goldberg for “good reason” as further discussed below). Pursuant to his employment agreement, Mr. Goldberg’s annual salary was set at $690,000 per year, which his subject to annual review by the compensation committee. Mr. Goldberg is also entitled to receive each year a bonus, provided he remains in the Company’s employ at the time the bonus is payable, in an amount equal to the product of (a) Mr. Goldberg’s annual salary for the year, times (b) a percentage equal to or greater than 60% as directed by the compensation committee, times (c) a bonus percentage of not more than 200% that shall be determined based on a schedule set by the committee at the beginning of the year for the purpose of determining bonuses for all senior executives and varying with the level of our operating income during such year. Mr. Goldberg’s previous employment agreement provided for the grant of an aggregate 250,000 stock options which were granted on January 22, 2004 and vest over a five year period. In addition, Mr. Goldberg was promised and additional 50,000 stock options in connection with the commencement of his employment, also to vest over a five year period, but such options could not be granted at that time because of limitations under the applicable option plan and were granted to him on April 21, 2005 and we separately agreed to pay Mr. Goldberg a cash adjustment in the amount of $650,000, representing the difference between the aggregate exercise price for the 50,000 options granted on April 21, 2005 and the aggregate exercise price for such options that would have applied if such options had been granted on January 22, 2004. The $650,000 was made payable in five equal installments of $130,000 as the options vest. We made the first installment payment within ten days of May 12, 2005 and the second and third installment payment on January 31, 2006 and January 31, 2007, respectively. The subsequent $130,000 payments will be paid on each of January 31, 2008 and January 31, 2009, subject to Mr. Goldberg’s continued employment.

The employment agreement provides that if Mr. Goldberg’s employment is terminated by us without cause or by Mr. Goldberg with “good reason” or without “good reason” following a change in control (as such term is defined in the agreement), Mr. Goldberg will be entitled to continuation of his annual salary then in effect for a period of one year following the termination of his employment. In addition, if his employment terminates for any such reason, the portion of the 300,000 stock options granted to him in connection with his employment as our President that will vest by the next anniversary date following the date of termination of his employment will vest to the extent of the pro rated portion thereof equal to the portion of that year in which he was employed and he shall have the next three months in which to exercise such options before they expire. In addition, it the termination of employment occurs following a change in control of the Company all then remaining unvested stock options held by him shall immediately vest and may be exercised during the next three months before they expire. In general, a material breach by us of the agreement or the assignment to Mr. Goldberg of duties inconsistent with his status as President or a significant relocation of the place of his employment or Mr. Dabah ceasing to hold the position of CEO will constitute “good reason” for Mr. Goldberg to terminate his employment. Since Mr. Dabah has resigned as our CEO, Mr. Goldberg has the right at any time to terminate the employment agreement for “good reason” and will then be entitled to the above mentioned severance. If Mr. Goldberg’s employment is terminated by reason of death or his disability, all unvested stock options held by him will immediately vest and remain exercisable for a period of one year. The employment agreement also provides that Mr. Goldberg will not for a period of one year following any termination of his employment participate in or promote, directly or indirectly, any businesses directly competing with the Company’s business or solicit our directors or employees to provide services to any other company or interfere with any person doing business with the Company or at any time disparage the Company or furnish confidential information of the Company to any other person (except as required by law). Mr. Goldberg’s employment agreement also provides that Mr. Goldberg will not engage or be engaged in a competing business or solicit our directors, officers and employees for a period of one year following termination of his employment.

Steven Balasiano, former Senior Vice President

Mr. Balasiano and the Company in 1995 entered into an offer letter that provided for his employment as Vice President and General Counsel at an annual salary of $140,000 and that in the event his employment was terminated without cause he would be entitled to six months’ salary as a severance payment. In fiscal 2005, Mr. Balasiano was promoted to Senior Vice President and also Chief Administrative Officer. The compensation provided to Mr. Balasiano in fiscal 2006 is discussed above.

In connection with the termination of Mr. Balasiano’s employment by the Company in July 2007, the Company entered into a severance agreement with him. Under the severance agreement, (i) Mr. Balasiano will receive a severance payment in the amount of $438,000 in accordance with the Company’s regular payroll practices in 26 biweekly installments, $24,808 as compensation for unused vacation and personal days, and no later than April 15, 2008, a pro rated portion of the cash bonus he would have received under the Company’s annual management incentive program for fiscal 2007 determined based on the portion of fiscal 2007 he continued in the Company’s employ, (ii) the transfer restrictions applicable to the shares underlying the vested options to acquire 50,300 shares held by him have been waived and, upon lifting of the temporary suspension on the exercise of options, he will be afforded the same period in which to exercise his options as is afforded current employees (as the Compensation Committee may determined in its discretion), (iii) the Company will waive all premium costs that Mr. Balasiano would otherwise be required to pay for continuation of the existing group heath and dental coverage provided to him and his family for a period of 12 months or the earlier date on which he commences full-time employment that provides to him health coverage comparable to the medical, dental and vision benefits he would be entitled to receive under the Company’s programs through COBRA. In addition, the performance share agreement between Mr. Balasiano and the Company was amended to provide that, if the Company meets the performance goals applicable to the Performance Awards previously granted to him, he will receive, promptly after satisfaction of the performance criteria is certified by the committee, a prorated portion (30/36) of the number of shares he would otherwise be entitled to receive thereunder, even though he no longer continues in the Company’s employ at the time such shares are to be delivered pursuant to the awards. Mr. Balasiano will remain subject to the non-competition and confidentiality agreement with the Company he entered into in connection with receiving the Performance Award and in connection with his severance agreement releases any claims against the Company he might have arising out of his employment or the termination of his employment. For further information regarding the considerations involved in setting Mr. Balasiano’s severance benefits, see above.

Hiten Patel, former Chief Financial Officer

In connection with Mr. Patel’s resignation in April 2006, the Company entered into a severance agreement with him. Pursuant to such agreement, Mr. Patel received a severance payment during fiscal 2006 of $180,000 and $27,692 for accrued but unused vacation and personal days, and the Company waived the transfer restrictions that were applicable with respect to the shares that he could acquire pursuant to vested options he held to purchase 50,000 shares of our common stock. In consideration for these benefits, Mr. Patel agreed to certain non-competition, non-solicitation, non-interference, non-disparagement and confidentiality restrictions with the Company and released any claims against the Company he might have arising out of his employment or the termination of his employment. For further information regarding the considerations involved in setting Mr. Patel’s severance benefits, see above.

Other Executive Compensation Information

Charles Crovitz, Interim CEO

On November 20, 2007, in connection with his election as Interim CEO, the Company entered into an employment agreement term sheet (the “Term Sheet”) with Mr. Crovitz outlining the compensatory arrangements that he shall receive for serving as Interim CEO.

The Term Sheet provides that Mr. Crovitz will serve as our Interim CEO commencing as of October 1, 2007 until the earlier of (i) the end of fiscal 2008 or (ii) the selection and commencement of service of a permanent CEO. Pursuant to the Term Sheet, Mr. Crovitz shall receive an annual salary of $1 million, payable in accordance with the Company’s normal payroll practices. However, in all events, salary payments will be made for a minimum of six months (through March 2008), even if Mr. Crovitz’s employment period ends earlier. If Mr. Crovitz’s employment ends before the end of fiscal 2008 because a permanent CEO commences service, the Company shall retain him as a consultant for the two months following the termination of employment to provide assistance as requested in transitioning the chief executive responsibilities. Mr. Crovitz shall receive a consulting fee for each of these months equal to his pro rated monthly salary of $83,333. If Mr. Crovitz’s employment continues into fiscal 2008, he will be entitled to participate in the Company’s annual management incentive bonus program in which other senior executives participate for fiscal 2008. His target bonus will be $1 million and his bonus will be based on the same performance criteria and other terms applicable to other senior executives including payment of any bonus earned at the beginning of fiscal 2009 but without a requirement for continued employment at the time of payment. If Mr. Crovitz’s employment terminates before the end of fiscal 2008, he shall be entitled to a pro rated portion of any bonus otherwise earned.

As soon as practicable after the Company is legally able to resume making equity awards, and whether or not Mr. Crovitz’s employment has then terminated, Mr. Crovitz is entitled to receive a restricted stock grant of the number of shares then having a fair market value of $1 million. The shares shall vest ratably on a monthly basis over the 36 month period starting in October 2007 as long as employment continues or, after termination of employment (unless by reason of dismissal for cause or resignation without good reason), service as a director. If Mr. Crovitz’s service as a director is terminated as result of Mr. Crovitz not being re-nominated for election as a director or, if re-nominated, he is not re-elected to serve as a director, any shares then remaining unvested will vest. In addition, the entire award shall vest upon a change in control of the Company. Notwithstanding this vesting schedule, Mr. Crovitz is not allowed to sell any of the shares until the beginning of fiscal 2010, except that if all such restricted stock grant has become fully vested for any reason or upon the one year anniversary of Mr. Crovitz’s termination of employment for any reason, all of the then vested shares will become immediately saleable.

Mr. Crovitz will be entitled to participate in all executive benefit plans, and will be provided substantially the same benefits and perquisites, from time to time maintained by the Company for senior executives, except that additional incentive awards will not be provided and, in lieu of the Company providing a car to Mr. Crovitz, the Company will provide him with (or reimburse him for) a car service to/from Manhattan to the Company’s offices on an as-needed and reasonable basis.

In connection with his appointment as Interim CEO, Mr. Crovitz will be required to temporarily relocate to the New York metropolitan area. Accordingly, Mr. Crovitz’s employment agreement also provides that he is entitled to a $15,500 a month housing allowance. In addition, the Company is responsible for commissions, security deposit and any lease termination costs associated with such housing arrangements. Mr. Crovitz shall also receive a furniture rental allowance of, up to $2,000 per month. Mr. Crovitz shall also receive round trip airfare (business class) to his permanent residence twice per month during fiscal 2007 and once per month during fiscal 2008. The Company will also make “gross up” payments to Mr. Crovitz sufficient to cover the income taxes he will incur as a result of the Company bearing these costs and his receiving such payments.

In addition, the Company has agreed to indemnify Mr. Crovitz and provide him with directors and officers’ liability insurance to the same extent provided for other senior executives. Upon termination of his employment, Mr. Crovitz shall provide the Company a release of all claims against the Company in the form customarily provided to the Company by departing executives. Following termination of his employment, Mr. Crovitz will be subject to substantially the same (i) confidentiality and (ii) non-competition and non-solicitation restrictions as apply under the Company’s form of agreement used in connection with its Performance Award plan, for a term not in excess of one year in the case of the obligations under clause (ii).

It is expected that the Company and Mr. Crovitz will promptly enter into definitive employment and equity award agreements reflecting terms consistent with the Term Sheet, at which time such agreements shall supersede the Term Sheet.

Tara Poseley, President

Ms. Poseley’s employment agreement provides that she will serve as our President, Disney Store North America until such time as her employment is terminated in accordance with the termination provisions thereof. Ms. Poseley reports directly to our CEO. Pursuant to her employment agreement, Ms. Poseley’s annual salary was set at $625,000, subject to annual review by our compensation committee. Ms. Poseley is entitled to receive an annual bonus, pursuant to the Annual Management Incentive Bonus Plan, in an amount equal to the product of (a) Ms. Poseley’s annual base salary, times (b) a percentage equal to or greater than 50% as determined by the compensation committee in their discretion, times (c) a bonus percentage of not more than 200% that shall be determined in accordance with the Annual Management Incentive Bonus Plan. Subject to the terms of the Annual Management Incentive Bonus Plan, the minimum bonus that Ms. Poseley was entitled to receive for (a) fiscal 2006 was $156,250 and (b) fiscal 2007 is $312,500.

Ms. Poseley’s employment agreement provided that we (a) pay her $10,000 for relocation incidentals, (b) provide her and her family with housing in the Los Angeles, California area from September 18, 2006 through December 31, 2006 (which was later amended by the compensation committee to extend through May 31, 2007; provided that the aggregate cost of such extension, including gross up, shall not significantly exceed $75,000), and (c) pay the cost of roundtrip airfare for either Ms. Poseley or her family to travel to Los Angeles each week from September 18, 2006 through December 31, 2006.

Ms. Poseley’s employment agreement provides that if Ms. Poseley’s employment is terminated by us “without cause”, or by Ms. Poseley for “good reason” or following a “change in control” (as each such term is defined in the agreement), we will be required to pay Ms. Poseley her base salary then in effect for one year following such termination, which amount will be payable in bi-weekly installments following her termination. Since Mr. Dabah has resigned as our CEO, Ms. Poseley has the right at any time to terminate the employment agreement for “good reason” and will then be entitled to the above mentioned severance. If Ms. Poseley’s employment is terminated due to a change of control, all of her outstanding unvested stock options and restricted shares, if any, excluding any equity-based compensation granted to Ms. Poseley pursuant to any long term compensation program which shall be governed by the terms of such program, will immediately vest.

Mario Ciampi Severance Agreement and Release

Mario Ciampi served as President of Disney Store until April 30, 2006, as of which the Company and Mr. Ciampi entered into a severance agreement and release dated April 14, 2006 and effective April 30, 2006. Until such time, he received during fiscal 2006 salary payments totaling $144,231 and other benefits, comparable to those provided our other executives during fiscal 2006 as discussed above.

Pursuant to such agreement, (i) Mr. Ciampi received a severance payment in the total amount of $510,000, (ii) transfer restrictions with respect to Mr. Ciampi’s vested options to acquire 30,400 shares of our common stock were waived, (iii) 10,000 unvested stock options scheduled to vest on April 29, 2007 were accelerated to vest on April 27, 2006, (iv) we waived all applicable premium costs that Mr. Ciampi would otherwise be required to pay for continuation of the existing group health coverage provided to him and his family under its medical and dental plans for a period of 12 months or the date on which Mr. Ciampi commences full time employment with another company that provides health benefits to Mr. Ciampi and his family which are comparable to the medical, dental and vision benefits available to Mr. Ciampi and his family through COBRA, whichever date is sooner, (v) through June 30, 2006, Mr. Ciampi and his family were permitted to continue to reside in a residence in California leased by us, we paid the costs associated with the lease, and we paid Mr. Ciampi an additional amount intended to be sufficient to cover the income taxes payable by him (calculated at a rate of 40%) on the amounts paid by us in connection with this lease and such additional payments that are reported as income to Mr. Ciampi, and (vi) we reimbursed Mr. Ciampi $12,125 for costs incurred by Mr. Ciampi and his family to relocate from California to New York.

In consideration for these benefits, Mr. Ciampi agreed to certain non-competition, non-solicitation, non-interference, non-disparagement and confidentiality restrictions with the Company and released any claims against the Company he might have arising out of his employment or the termination of his employment.

The terms of Mr. Ciampi’s termination of employment were negotiated on behalf of the Company primarily by Mr. Dabah and were determined by the compensation committee to be reasonable and appropriate in light of the practices the Company had followed in the past of providing severance benefits upon the termination of employment of other executives, the severance benefit practices followed by comparable companies and the restrictive covenants Mr. Ciampi agreed to and his release of possible claims against the Company.

Potential Payments on Account of Retirement, Termination without Cause, Termination for Good Reason, Change in Control, Death/Disability or Resignation

We have entered into employment and severance arrangements with certain of our named NEOs that require us to make payments and provide various benefits to these officers in the event of termination of his or her employment. The severance provisions of the employment agreements of Mr. Goldberg and Ms. Riley provide for severance payments and other benefits upon termination of employment by the Company without cause or by the executive for good reason and additional benefits are provided upon a termination of employment in connection with a change of control. In April 2006, in connection with his resignation, the Company and Mr. Patel entered into a severance agreement that provided for him to receive certain severance payments and other benefits. In July 2007, in connection with his resignation, the Company and Mr. Balasiano entered into a severance agreement that provides for him to receive severance payments and other benefits. In September 2007, Mr. Dabah resigned as the Company’s CEO. The Board has determined that Mr. Dabah’s resignation was deemed to be a termination by the Company without cause. Therefore, Mr. Dabah is entitled to severance pursuant to Sections 5.01 and 6.01 of his employment agreement. Further information regarding the termination of employment arrangements pertaining to these NEOs is provided above. The other NEOs do not have employment or severance agreements with the Company. The Company since the start of fiscal 2006 has agreed to severance benefits in connection with the resignation of other executives or in hiring other executives, as also discussed above. The amount of compensation potentially payable to our NEOs in each termination of employment situation, assuming the termination of employment had occurred on the last day of fiscal 2006, is listed in the table below.

Termination without Cause, for Good Reason or following a Change in Control

The following sets forth compensation due the NEO if we terminate the NEO’s employment without cause, if the NEO terminates the NEO’s employment for “good reason” or the NEO’s employment terminates following a Change in Control of the Company. Payment of compensation is generally conditioned on the NEO executing a general release of claims and the NEO’s compliance with certain confidentiality, non-compete and non-disparagement provisions contained therein.

Susan Riley

•      One times her annual base salary payable in accordance with normal payroll practices;

•      Earned but not yet paid Performance Bonus;

•      Prorated portion of her target Performance Bonus for the year in which her termination takes place;

•      Except in the event of a Change in Control, all of her Performance Shares vest as long as performance criteria satisfied and delivery of such shares occurs promptly after termination; and

•      Only in the event of a Change in Control, (i) a prorated portion of the target number of Performance Shares and (ii) non-performance restricted shares immediately vest.

Neal Goldberg

•      One times his annual base salary payable in equal monthly installments;

•      Except in the event of a Change in Control, outstanding, unvested stock options granted to him on January 22, 2004, that are scheduled to vest on the next anniversary date following his termination date, will immediately vest; and

•      Only in the event of a Change in Control, (i) a prorated portion of target number of Performance Shares; (ii) all of his outstanding, unvested stock options immediately vest; and (iii) transfer restrictions on stock options granted pursuant to the Transfer Restriction Agreement immediately lapse.

Richard Flaks and Mark Rose

•      Only in the event of a Change in Control, a prorated portion of Performance Shares are awarded as long as performance criteria are satisfied and transfer restrictions on stock options granted pursuant to the Transfer Restriction Agreement immediately lapse.

Termination due to Retirement, Resignation, Death or Disability

The following sets forth compensation due the NEO if the NEO’s employment is terminated because of retirement, resignation, death or disability. Payment of certain compensation hereunder is generally conditioned on the NEO executing a general release of claims and the NEO’s compliance with certain confidentiality, non-compete and non-disparagement provisions contained therein.

Susan Riley

•      Except in the event of resignation, a prorated portion of her target Performance Bonus for the year in which her termination takes place; and

•      Only in the event of disability or death, a prorated portion of Performance Shares are awarded as long as performance criteria are satisfied and non-performance restricted shares immediately vest.

Neal Goldberg

•      Only in the event of disability or death, (i) a prorated portion of Performance Shares are awarded as long as performance criteria are satisfied; (ii) all outstanding, unvested stock options immediately vest, and (iii) transfer restrictions on stock options granted pursuant to the Transfer Restriction Agreement immediately lapse.

Richard Flaks and Mark Rose

•      Only in the event of disability or death, (i) a prorated portion of Performance Shares are awarded as long as performance criteria are satisfied; and (ii) transfer restrictions on stock options granted pursuant to the Transfer Restriction Agreement immediately lapse.

Summary of Potential Severance Payments

The following table summarizes the Company’s potential obligations under employment and severance arrangements with certain of the Company’s NEOs upon termination of his or her employment as if such termination had occurred on February 3, 2007 (Mr. Dabah and Mr. Balasiano both resigned from the Company subsequent to February 3, 2007 and received severance as described above):

Executive	Termination Reason	Salary	Accrued but Unpaid Performance Bonus	Accelerated Vesting of Stock Option Awards	Payment of Performance Shares	Health and Welfare Benefits
Ezra	By Company without cause	$3,000,000	$1,050,000	$—	$—	$407,028
Dabah(1)	By Executive for Good Reason	3,000,000	1,050,000	—	—	407,028
	Following Change in Control	3,000,000	1,050,000	—	2,232,457	407,028
	Retirement	—	1,050,000	—	—	—
	Resignation	—	—	—	—	—
	Death	—	—	—	2,232,457	—
	Disability	3,000,000	1,050,000	—	2,232,457	407,028

Susan	By Company without cause	200,000	—	—	1,457,750	—
Riley(2)	By Executive for Good Reason	200,000	—	—	1,457,750	—
	Following Change in Control	200,000	—	—	1,239,088	—
	Retirement	—	—	—	—	—
	Resignation	—	—	—	—	—
	Death	—	—	—	1,239,088	—
	Disability	—	—	—	1,239,088	—

Neal	By Company without cause	690,000	—	1,533,000	—	—
Goldberg	By Executive for Good Reason	690,000	—	1,533,000	—	—
	Following Change in Control	690,000	—	3,066,000	2,232,457	—
	Retirement	—	—	—	—	—
	Resignation	—	—	—	—	—
	Death	—	—	3,066,000	2,232,457	—
	Disability	—	—	3,066,000	2,232,457	—

Steven	By Company without cause	215,000	—	—	—	—
Balasiano	By Executive for Good Reason	—	—	—	—	—
	Following Change in Control	—	—	—	1,406,437	—
	Retirement	—	—	—	—	—
	Resignation	—	—	—	—	—
	Death	—	—	—	1,406,437	—
	Disability	—	—	—	1,406,437	—

Richard	By Company without cause	—	—	—	—	—
Flaks	By Executive for Good Reason	—	—	—	—	—
	Following Change in Control	—	—	—	1,406,437	—
	Retirement	—	—	—	—	—
	Resignation	—	—	—	—	—
	Death	—	—	—	1,406,437	—
	Disability	—	—	—	1,406,437	—

Mark	By Company without cause	—	—	—	—	—
Rose	By Executive for Good Reason	—	—	—	—	—
	Following Change in Control	—	—	—	1,406,437	—
	Retirement	—	—	—	—	—
	Resignation	—	—	—	—	—
	Death	—	—	—	1,406,437	—
	Disability	—	—	—	1,406,437	—

(1)   The amount of Mr. Dabah’s Health and Welfare Benefits are subject to final determination by the Board.

(2)   These amounts are pursuant to Ms. Riley’s offer letter which was in effect as of February 3, 2007. In April 2007, Ms. Riley executed an employment agreement which provides for additional compensation to be paid under certain circumstances upon termination.

Compensation of Directors

We pay each of our non-employee directors an annual retainer, attendance fees and a committee chair retainer (if applicable). In 2007, the Board, with the advice of a compensation consultant, revised the director compensation program for fiscal 2007, effective as of February 4, 2007, and subsequent years. With respect to the equity portion of the new program, such changes are subject to and only effective upon our stockholders’ approval of an amendment to our 2005 Equity Plan.

	Fiscal 2006		Fiscal 2007
Initial Equity Grant	Options for 15,000 shares	(1)	Pro rated portion of $100,000 worth of restricted stock	(2)

Annual Retainer
Cash	$30,000		$35,000
Equity Grant	Options for 6,000 shares	(3)	$100,000 worth of restricted stock	(4)

Annual Retainer for Committee Chairs
Lead Director	—		$65,000	(5)
Audit Committee	$10,000		$15,000
Compensation Committee	7,500		10,000
Corporate Governance Committee	7,500		10,000
Fee per Board Meeting	1,250		1,500
Fee per Committee Meeting	1,000		1,500

(1)   Our 2005 Equity Plan provides for issuance of these options, which are to have an exercise price equal to the fair market value of our shares on the date of grant and are to vest over a three year period. Mr. Goldman did not receive his initial option grant.

(2)   Any new non-employee director appointed prior to stockholder approval of the amendment to the 2005 Equity Plan shall receive 15,000 options as described in the Fiscal 2006 column of this table. Subject to and effective only upon such stockholder approval, each new Director appointed after such stockholder approval shall receive as of the date of appointment to the Board a portion of the annual retainer of $100,000 worth of restricted common stock, pro rated according to the number of days left in our fiscal year. The number of shares of restricted common stock will be calculated using the fair market value of our common stock on the third business day following the date we file our first periodic report with the SEC (Form 10-Q or Form 10-K) after such director’s initial appointment to the Board. The restricted common stock will be issued pursuant to our 2005 Equity Plan, as proposed to be amended, and shall vest one year from the date of grant.

(3)   Our 2005 Equity Plan, provides for issuance of these options, which are to have an exercise price equal to the fair market value of our shares on the date of grant and are to vest over a three year period.

(4)   Until our stockholders approve an amendment to our 2005 Equity Plan, our non-employee directors will continue to receive 6,000 options on an annual basis as described in the Fiscal 2006 column. Subject to and effective only upon such stockholder approval, on the first day of our fiscal year, each director shall receive an award of restricted shares of our common stock, the aggregate value of which shall be $100,000, based on the fair market value of our common stock on the date of issuance. The common stock will be issued pursuant to our 2005 Equity Plan  as proposed to be amended, and shall vest one year from the date of grant.

(5)   The Board approved an annual retainer for the Lead Director/Chairman which shall apply for fiscal 2007 as of the beginning of the year.

In light of the extraordinary effort and time expended by our independent directors during the recent investigation of the Company’s stock option granting practices, the Board determined that each independent director should receive an additional fee of $1,000 per meeting of the special committee he or she attended. Each of our non-employee directors earned a fee of: (a) $1,000 for each meeting of a standing committee of the Board and (b) $1,250 for each meeting of the Board, attended by such non-employee director in connection with the stock option investigation. In addition, the Board determined that Malcolm Elvey and Charles Crovitz should receive an additional fee of $5,000 for the considerable amount of time spent on the investigation outside of committee or board meetings. Lastly, the Board determined that Mr. Elvey, Mr. Crovitz and James Goldman should each receive an additional fee equal to a prorated portion of the annual retainer of $30,000, based on the number of months of additional time served by each of them respectively in connection with the Investigation.

Accordingly, through July 15, 2007, each of our non-employee directors has earned the amounts listed in the following table for services performed in connection with the investigation of the Company’s stock option granting practices.

Director	Amount Earned in Connection with Investigation during fiscal 2006	Amount Earned in Connection with Investigation during fiscal 2007	Total Amount Earned in Connection with Investigation
Sally Frame Kasaks	$10,500	$2,250	$12,750
Charles Crovitz	26,000	10,750	36,750
Malcolm Elvey	32,000	9,750	41,750
Robert Fisch	10,500	2,250	12,750
James Goldman	21,000	10,750	31,750
Stanley Silverstein	2,500	1,250	3,750

We also pay for or reimburse directors for travel expenses related to attending meetings of our Board or its committees, company business meetings and approved educational seminars. All directors and their immediate families are eligible to receive discounts on our merchandise in accordance with our employee merchandise discount policy.

Employee directors are not eligible for the annual retainer or attendance fees or to serve on any committees of our Board.

As discussed above under “Explanatory Note—Resolution of Tax Consequences and Corrective Action Related to Discounted Options,” the Company and its non-employee directors have agreed to amend all options held by them that were issued with a lower exercise price to increase the exercise price to the trading price on the date determined by the Company to be the revised measurement date with respect to the option award or in some instances to a higher price.

2006 Board of Director Compensation

The following table summarizes director compensation earned during fiscal 2006:

Non-Employee Director	Fees Earned or Paid in Cash ($) (1)		Option Awards (2)		All Other Compensation ($)	Total (3)
Sally Frame Kasaks	$78,250		—		—	$78,250
Charles Crovitz	82,000		—		—	82,000
Malcolm Elvey	101,250		—		—	101,250
Robert Fisch	65,000		—		—	65,000
James Goldman	41,669	(4)		(5)	—	41,669
Stanley Silverstein	40,000		—		—	40,000

(1)   Includes annual retainer, annual retainer for service as a committee chair, if any, fees for each board meeting attended, fees for each committee meeting attended and the fees earned in connection with resolving our stock option granting practices ($10,500 for Ms. Kasaks, $26,000 for Mr. Crovitz, $32,000 for Mr. Elvey, $10,500 for Mr. Fisch, $21,000 for Mr. Goldman and $2,500 for Mr. Silverstein).

(2)   Each non-employee director should have been issued 6,000 options on the last day of fiscal 2006. However, due to the investigation of our stock option granting practices, we did not grant the non-employee directors these options. When the Company becomes current in its periodic reports to the SEC its suspension on granting equity awards will end and the compensation committee will recommend to the Board how to compensate the non-employee directors for these equity awards.

(3)   Does not include reimbursement for travel and merchandise discount.

(4)   Mr. Goldman joined the Board on August 17, 2006; therefore his annual retainer was pro rated.

(5)   Mr. Goldman was elected to our Board on August 17, 2006 and pursuant to the 2005 Equity Plan should have been issued 15,000 options that would vest over three years. However, due to the investigation of our stock option granting practices, we did not grant Mr. Goldman his options upon election to our Board. When the Company becomes current in its periodic reports to the SEC, its suspension on granting equity awards will end, and the compensation committee will then determine how to compensate Mr. Goldman for this equity award.

Compensation Committee Interlocks and Insider Participation

Members of the compensation committee for the fiscal year ended February 3, 2007 were Messrs. Crovitz and Goldman and Ms. Kasaks. No member of the compensation committee was, during the fiscal year ended February 3, 2007, an officer or employee of our Company or any of our subsidiaries, was formerly an officer of our Company or any of our subsidiaries or had any relationships requiring disclosure under the heading “Certain Relationships and Related Transactions.” None of our executive officers serves as a member of the Board or compensation committee of any entity that has one or more of its executive officers serving as member(s) of our Board or compensation committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 by Item 402(b) of Regulation S-K with management and, based on this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the Compensation Committee

Sally Frame Kasaks

James Goldman

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding ownership of shares of our common stock, as of October 6, 2007:

•      by each person known by us to be the beneficial owner of 5% or more of our common stock;

•      by each of our current directors and named executive officers; and

•      by all of our current directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table below has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after October 6, 2007. As used herein, the term “voting power” means the power to vote or direct the voting of shares and the term “investment power” includes the power to dispose or direct the disposition of shares. Percentage ownership has been calculated based on 29,083,916 shares of our common stock outstanding as of October 6, 2007.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class (2)
Ezra Dabah (3)	5,027,310	17.2%
Stanley Silverstein (4)	3,360,180	11.6%
Sally Frame Kasaks (5)	32,000	*
Malcolm Elvey (6)	22,000	*
Charles Crovitz (7)	21,000	*
Robert Fisch (8)	21,000	*
James Goldman (9)	—	*
Neal Goldberg (10)	173,250	*
Susan Riley	—	*
Richard Flaks (11)	106,000	*
Mark Rose(12)	147,713	*
Steven Balasiano (13)	168,940	*
Hiten Patel (14)	—	*
All directors and executive officers as a Group (12 persons) (15)	6,045,573	20.3%

Wellington Management Company, LLP (16)	1,976,540	6.8%

*  Less than 1%

(1)     The address of all directors and executive officers is c/o The Children’s Place Retail Stores, Inc., 915 Secaucus Road, Secaucus, New Jersey 07094.

(2)     The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholder as of October 6, 2007 by (ii) the sum of (A) the number of shares of common stock outstanding as of October 6, 2007 plus (B) the number of shares issuable upon exercise of options held by such stockholder which were exercisable as of October 6, 2007 or which will become exercisable within 60 days after October 6, 2007.

(3)     Includes (i) 1,371,250 shares held by Mr. Dabah, (ii) 2,879,360 shares held by trusts or custodial accounts for the benefit of Mr. Dabah’s relatives,  (iii) 104,100 shares held by Mr. Dabah’s wife, as to which Mr. Dabah disclaims beneficial ownership, (iv) 445,600 shares held by Mr. Dabah and his wife as joint tenants with right of survivorship, (v) 185,000 shares subject to options exercisable within 60 days after October 6, 2007, (vi) 22,000 shares held by the Renee and Ezra Dabah Charitable Foundation, Inc., and (vii) 20,000 shares held by The Dabah Children Charitable Foundation, Inc. Of the shares held by Mr. and Mrs. Dabah, 1,358,750 of these shares have been pledged as collateral in margin accounts. Does not include 2,125,630 shares beneficially owned by relatives of Mr. Dabah, including Mr. Dabah’s father-in-law, Stanley Silverstein.

(4)     Includes (i) 2,864,880 shares that are also deemed to be beneficially owned by Ezra Dabah and are held by trusts or custodial accounts for the benefit of Mr. Silverstein’s relatives, and as to which shares Mr. Silverstein disclaims beneficial ownership; (ii) 72,000 shares that are held by trusts for the benefit of Mr. Silverstein’s relatives and are not deemed to be beneficially owned by Mr. Dabah; (iii) 383,300 shares held by Mr. Silverstein; (iv) 5,000 shares held in Mr. Silverstein’s profit sharing account; (v) 15,000 shares held by the Raine & Stanley Silverstein Charitable Foundation; and (vi) 20,000 shares issuable to Mr. Silverstein upon exercise of outstanding stock options exercisable within 60 days of October 6, 2007. Of the shares held by Mr. and Mrs. Silverstein, 383,300 of these shares have been pledged as collateral in margin accounts. Does not include 6,000 shares held by Mr. Silverstein subject to options not yet vested.

(5)     Includes 32,000 shares issuable to Ms. Kasaks upon exercise of outstanding stock options exercisable within 60 days of October 6, 2007. Does not include 6,000 shares subject to options not yet vested.

(6)     Includes (i) 5,000 shares held by Mr. Elvey and (ii) 17,000 shares issuable to Mr. Elvey upon exercise of outstanding stock options exercisable within 60 days of October 6, 2007. Does not include 6,000 shares subject to options not yet vested.

(7)     Includes 21,000 shares issuable to Mr. Crovitz upon exercise of outstanding stock options exercisable within 60 days of October 6, 2007. Does not include 6,000 shares subject to options not yet vested.

(8)     Includes 21,000 shares issuable to Mr. Fisch upon exercise of outstanding stock options exercisable within 60 days of October 6, 2007. Does not include 6,000 shares subject to options not yet vested.

(9)     Mr. Goldman was elected to our Board on August 17, 2006 and pursuant to the 2005 Equity Plan should have been issued 15,000 options that would vest over three years. However, due to the investigation of our stock option granting practices, we did not grant Mr. Goldman his options upon election to our Board. When the Company becomes current in its periodic reports to the SEC, its suspension on granting equity awards will end and the compensation committee will then determine how to compensate Mr. Goldman for this equity award.

(10)   Includes 173,250 shares issuable to Mr. Goldberg upon exercise of outstanding stock options exercisable within 60 days of October 6, 2007. Does not include 100,000 shares subject to options not yet vested.

(11)   Includes 106,000 shares issuable to Mr. Flaks upon exercise of outstanding stock options exercisable within 60 days of October 6, 2007.

(12)   Includes (i) 38,700 shares held by Mr. Rose, and (ii) 109,013 shares issuable to Mr. Rose upon exercise of outstanding stock options exercisable within 60 days of October 6, 2007.

(13)   Includes (i) 24,040 shares held by Mr. Balasiano, (ii) 1,018 shares held in Mr. Balasiano’s 401(k) account and (iii) 143,882 shares issuable upon exercise of outstanding stock options exercisable within 60 days of October 6, 2007. Mr. Balasiano resigned from the Company effective July 20, 2007. Accordingly, the number of shares beneficially owned by Mr. Balasiano is based on information available to us on the date of his resignation.

(14)   Mr. Patel resigned effective April 15, 2006; therefore the Company is unable confirm Mr. Patel’s beneficial ownership.

(15)   Includes the aggregate number of shares held by all of our non-employee directors (Ezra Dabah, Stanley Silverstein, Sally Frame Kasaks, Malcolm Elvey, Robert Fisch and James Goldman) and our executive officers (Charles Crovitz, Neal Goldberg, Tara Poseley, Susan Riley, Richard Flaks, and Mark Rose), in each case as of October 6, 2007. Includes shares issuable upon exercise of outstanding stock options exercisable within 60 days of October 6, 2007.

(16)   The information set forth with respect to Wellington Management Company, LLP is based on information contained in a statement on Schedule 13G filed with the SEC on February 14, 2007. The shares may be deemed beneficially owned by Wellington Management Company, LLP as an investment adviser to the owners of record.

Equity Plan Compensation Information

The following table provides information as of February 3, 2007 about our common stock, which may be issued upon the exercise of options granted to employees or members of our Board under all of our existing equity compensation plans, including our 1996 Stock Option Plan, 1997 Stock Option Plan, 2005 Equity Plan and Employee Stock Purchase Plan.

Equity Plan Summary

	Column (A)		Column (B)		Column (C)
Plan Category	Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	2,321,805	(1)	$30.36	(2)	2,071,093	(3)
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A		N/A
Total	2,321,805		$30.36		2,071,093

(1)   Amount consists of 3,300 shares issuable under our 1996 Stock Option Plan, 2,220,505 shares issuable under our 1997 Stock Option Plan, 98,000 shares issuable under our 2005 Equity Plan and zero shares under our Employee Stock Purchase Plan.

(2)   Represents shares issuable upon exercise of stock options granted under our 1996 Stock Option Plan, 1997 Stock Option Plan and 2005 Equity Plan.

(3)   Includes 1,896,400 shares issuable upon grant of equity awards under our 2005 Equity Plan and 174,693 issuable under Employee Stock Purchase Plan. We have also made Performance Awards and if the performance targets are met at 100%, we will be required to issue 543,979 shares, leaving 1,352,421 shares available under our 2005 Equity Plan. If targets for our Performance Awards are met at 200%, we will be required to issue an aggregate of 1,087,958 shares, leaving 808,442 shares available under our 2005 Equity Plan. As previously discussed, we do not currently expect to meet the performance criteria established for these awards. In addition, during fiscal 2006, we made promises to award 25,000 shares of stock options, 2,500 shares of restricted stock.

Effective upon approval of our 2005 Equity Plan by our stockholders at our annual meeting held on June 23, 2005, we agreed not to make any further grants under our 1996 Stock Option Plan and 1997 Stock Option Plan. As of the date hereof, the compensation committee intends to grant restricted shares under our 2005 Equity Plan to eligible employees rather than stock options.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review and Approval of Related Person Transactions

Pursuant to formal policies adopted by our Board and implemented in the charter of our compensation committee, the committee approves all related person transactions, included related person compensation arrangements. In addition, the compensation committee reviews all on-going related person transactions on at least an annual basis to ensure that such transactions are being pursued in accordance with the understandings made at the time such transactions were originally approved. With respect to employment relationships, the Company, with the approval of the compensation committee, has set up a written procedure by which all new employees must submit a questionnaire that is intended to identify any potential related person relationship. All new compensation arrangements and any changes to existing compensation arrangements for employees who are related persons must be approved by the compensation committee. With respect to vendor relationships, the Company, with the approval of the compensation committee, has developed written procedures whereby all new vendor forms include a “check” box stating that such vendor is not a related person. The Vice Presidents who are in charge of new vendor relationships work to ensure that these forms are filled out accurately. In the event a related person relationship is identified, the engagement with the vendor must be pre-approved by the compensation committee.

Transactions With Related Persons

Ezra Dabah, our former CEO, is the son-in-law of Stanley Silverstein, a member of our Board.

Nina Miner, Mr. Silverstein’s daughter and Mr. Dabah’s sister-in-law, is employed by us as our Chief Creative Director. For the 2006 fiscal year, Ms. Miner received cash compensation of $575,962 in base salary, a $390,195 bonus, $10,000 in car allowance, $2,615 in insurance premiums paid by us with respect to life insurance for the benefit of Ms. Miner and $5,035 in matching contributions under our 401(k) Plan. On January 30, 2006, we granted Ms. Miner a Performance Award with a target number of shares of 56,498 shares, subject to the terms and conditions of a Performance Award agreement between Ms. Miner and us. Depending on the level of achievement of the performance targets pertaining to the Performance Awards, Ms. Miner may be entitled to receive a maximum of up to 112,996 shares of our common stock pursuant to the award.

Jason Yagoda, Mr. Dabah’s son-in-law and Mr. Silverstein’s granddaughter’s husband, left the employ of the Company as Vice President, Marketing, Disney Store effective as of January 19, 2007. During fiscal 2006, Mr. Yagoda received cash compensation of $288,558 in base salary, and $305,624 in housing allowance and relocation expense (including payments to cover income taxes to which he became liable in respect of such allowance) and $5,108 in 401(k) matching contributions. In connection with his departure from the Company, we offered Mr. Yagoda a severance package. Since Mr. Yagoda did not respond to our severance proposal, we determined that he has rejected our offer and we have withdrawn our proposal.

During fiscal 2006, we purchased approximately $3.2 million of footwear from Nina Footwear Corporation. Stanley Silverstein, who is a member of the Board and the father-in-law of Ezra Dabah, our former CEO, owns Nina

Footwear Corporation with his brother. Mr. Silverstein is not actively involved in the Nina Footwear business. Our compensation committee determined that, the transactions with Nina Footwear Corporation were on terms no less favorable than could have been obtained from an unaffiliated third party.

In September 2007, we hired Gary Flaks as our Vice President, Footwear. Mr. Flaks is the brother of Richard Flaks, who is a named executive officer and serves as our Senior Vice President, Planning, Allocation and Information Technology. The compensation committee granted him a $45,000 signing bonus, set his annual salary at $250,000 per year and that for fiscal 2007, Mr. Flaks’ target bonus amount is 25% of his annual salary. He is also entitled to participate in the other benefit plans made available by the Company to other executives of the Company. In addition, as soon as practicable (but in no event before such time as we determine that we are in compliance with the periodic reporting requirements of Section 13(a) of the Exchange Act), Mr. Flaks will be granted, pursuant to and subject to the provisions of the 2005 Equity Plan, an award of shares of common stock. The number of shares Mr. Flaks is to receive will determined by the compensation committee at a later date.

Our compensation committee has reviewed and approved each of the foregoing compensation arrangements and transactions.

ITEM 14.—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board has appointed BDO as our independent registered public accounting firm for the fiscal year ending February 2, 2008. Our independent registered public accounting firm for the fiscal years 2004, 2005 and 2006 was Deloitte & Touche LLP.

Fees Paid to Deloitte & Touche LLP for Services Rendered During the Last Two Fiscal Years

The following table summarizes the aggregate fees billed to us by Deloitte & Touche LLP.

	Fiscal Year Ended February 3, 2007		Fiscal Year Ended January 28, 2006
	Amount	% of Total Fees for Year	Amount	% of Total Fees for Year
	(in thousands)		(in thousands)
Audit fees	$3,954	93%	$1,560	86%
Audit-related fees	6	—%	28	2%
Tax fees	277	7%	216	12%
All other fees	4	—%	—	—%

TOTAL	$4,241	100%	$1,804	100%

Audit Fees

Fees for audit services billed by Deloitte & Touche LLP in fiscal 2006 and fiscal 2005 consisted of fees related to:

•      Audits of our annual financial statements,

•      Audit of the restatement of our historical financial statements to reflect additional stock-based compensation expense relating to stock option grants made in each year during the period from fiscal year ended January 31, 1997 through the first quarter of fiscal 2006,

•      Reviews of our quarterly financial statements,

•      Planning and attestation of management’s assessment of internal control, as required by the Section 404 of the Sarbanes-Oxley Act of 2002, and

•      Statutory audits of our subsidiaries.

Audit-Related Fees

Fees for audit-related services billed by Deloitte & Touche LLP in fiscal 2006 consisted of fees related to the preparation of our registration statement on Form S-8 and in fiscal 2005 consisted of employee benefit plan audits.

Tax Fees

Fees for tax compliance services totaled approximately $124,000 and $86,000 in fiscal 2006 and fiscal 2005, respectively. Tax compliance services are services rendered to document, compute and obtain government approval for amounts to be included in tax filings and consisted of Federal, state and local income tax return assistance, assistance with tax return filings in certain foreign jurisdictions, and assistance with tax audits.

Fees for tax planning and advice billed by Deloitte & Touche LLP totaled approximately $153,000 and $130,000 in fiscal 2006 and fiscal 2005, respectively. Tax planning and advice services include tax advice related to international regulations and structuring of foreign operations and tax advice on the impact of new legislation on the Company, including advice relating to the impact of adopting FIN 48.

All Other Fees

All other fees in 2006 consisted of seminars and a subscription to an online research tool. Other than those specified above, we did not have any fees billed by Deloitte & Touche LLP in fiscal 2005.

It is the audit committee’s policy to monitor and limit, as appropriate, non-audit related services performed by our independent registered public accounting firm. In considering the nature of the services provided by Deloitte & Touche LLP, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with management, with advice from Deloitte & Touche LLP to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and the Public Company Accounting Oversight Board to implement the Sarbanes-Oxley Act of 2002, as well as by the professional standards established by the American Institute of Certified Public Accountants.

PART IV

ITEM 15.—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

The Children’s Place Retail Stores, Inc.

Secaucus, New Jersey:

We have audited the accompanying consolidated balance sheets of The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 3, 2007. Our audits also included the financial statement schedule included in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Children’s Place Retail Stores, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provision of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 29, 2006.

As discussed in Note 5 to the consolidated financial statements, on August 29, 2007, the Company entered into a refurbishment amendment to its license agreement for the Disney Store chain in North America relating to non-compliance by the Company with certain provisions of the license agreement.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 5, 2007 expressed adverse opinions on (i) management’s assessment relating to the disclosure of the Company’s control environment material weakness and (ii) the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
December 5, 2007

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 3, 2007	January 28, 2006(1)
		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$116,991	$173,323
Short-term investments	75,175	—
Accounts receivable	35,173	29,121
Inventories	239,039	213,665
Prepaid expenses and other current assets	42,817	38,550
Deferred income taxes	16,410	5,387
Total current assets	525,605	460,046

Property and equipment, net	341,739	248,628
Deferred income taxes	69,039	50,168
Other assets	3,103	5,206
Total assets	$939,486	$764,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$82,970	$81,620
Taxes payable	20,116	52,707
Accrued expenses, interest and other current liabilities	138,770	95,681
Total current liabilities	241,856	230,008
Deferred rent liabilities	123,585	105,560
Deferred royalty	45,941	27,152
Other long-term liabilities	6,317	5,678
Total liabilities	417,699	368,398

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, 100,000,000 shares authorized, 29,083,916 and 27,954,386 shares issued and outstanding at February 3, 2007 and January 28, 2006, respectively	2,909	2,796
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at February 3, 2007 and January 28, 2006	—	—
Additional paid-in capital	188,566	147,065
Accumulated other comprehensive income	4,344	7,211
Retained earnings	325,968	238,578
Total stockholders’ equity	521,787	395,650
Total liabilities and stockholders’ equity	$939,486	$764,048

(1)   See Note 2—Restatement of Consolidated Financial Statements in the accompanying Notes to Consolidated Financial Statements.

See accompanying notes to these consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	February 3, 2007	January 28, 2006(1)	January 29, 2005(1)
		(As restated)	(As restated)
Net sales	$2,017,713	$1,668,736	$1,157,548
Cost of sales (exclusive of depreciation shown separately below)	1,189,300	1,008,722	705,422
Gross profit	828,413	660,014	452,126
Selling, general and administrative expenses	626,251	513,994	336,610
Asset impairment charges	17,066	244	164
Depreciation and amortization	65,701	52,886	49,049
Operating income	119,395	92,890	66,303
Interest income (expense), net	3,933	563	(22)
Income before income taxes and extraordinary gain	123,328	93,453	66,281
Provision for income taxes	35,938	35,149	25,905
Income before extraordinary gain	87,390	58,304	40,376
Extraordinary gain, net of taxes	—	1,665	273
Net income	$87,390	$59,969	$40,649
Basic net income per common share before extraordinary gain	$3.03	$2.11	$1.50
Extraordinary gain, net of taxes	—	0.06	0.01
Basic net income per common share	$3.03	$2.17	$1.51
Basic weighted average common shares outstanding	28,828	27,676	26,919
Diluted net income per common share before extraordinary gain	$2.92	$2.03	$1.47
Extraordinary gain, net of taxes	—	0.06	0.01
Diluted net income per common share	$2.92	$2.09	$1.48
Diluted weighted average common shares and common share equivalents outstanding	29,907	28,687	27,545

(1)   See Note 2—Restatement of Consolidated Financial Statements in the accompanying Notes to Consolidated Financial Statements.

See accompanying notes to these consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss)/Income	Equity	Income
BALANCE, January 31, 2004 (As reported)	26,733	$2,673	$101,288	$139,118	$2,775	$245,854
ADJUSTMENTS related to stock-based compensation expense and other adjustments for periods ended prior to January 31, 2004			3,733	(1,158)	(247)	2,328
BALANCE, January 31, 2004 (As restated)(1)	26,733	2,673	105,021	137,960	2,528	248,182
Exercise of stock options and employee stock purchases	485	49	7,570			7,619
Tax benefit of stock option exercises			2,099			2,099
Stock based compensation expense (As restated)(1)			2,732			2,732
Change in cumulative translation adjustment, net of taxes of $567 (As restated)(1)					1,843	1,843	$1,843
Net income (As restated)(1)				40,649		40,649	40,649
Comprehensive income							$42,492
BALANCE, January 29, 2005 (As restated)	27,218	2,722	117,422	178,609	4,371	303,124
Exercise of stock options and employee stock purchases	736	74	15,854			15,928
Tax benefit of stock option exercises			3,715			3,715
Stock based compensation, including acceleration charges (As restated) (1)			10,371			10,371
Modifications of stock options - reclassification from equity to liability award			(297)			(297)
Change in cumulative translation adjustment, net of taxes of $1,038 (As restated)(1)					2,840	2,840	$2,840
Net income (As restated)				59,969		59,969	59,969
Comprehensive income							$62,809
BALANCE, January 28, 2006 (As restated)(1)	27,954	2,796	147,065	238,578	7,211	395,650

See accompanying notes to these consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss)/Income	Equity	Income
Exercise of stock options and employee stock purchases	1,130	113	27,048			27,161
Tax benefit of stock option exercises			11,001			11,001
Equity based compensation expense - stock options			3,452			3,452
Change in cumulative translation adjustment, net of taxes of $1,038					(2,867)	(2,867)	$(2,867)
Net income				87,390		87,390	87,390
Comprehensive income							$84,523
BALANCE, February 3, 2007	29,084	$2,909	$188,566	$325,968	$4,344	$521,787

(1)   See Note 2—Restatement of Consolidated Financial Statements in the accompanying Notes to Consolidated Financial Statements.

See accompanying notes to these consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	February 3, 2007	January 28, 2006(1)	January 29, 2005(1)
		(As restated)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,390	$59,969	$40,649
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	65,701	52,886	49,049
Deferred financing fee amortization	319	370	108
Amortization of lease buyouts	260	168	158
Loss on disposals of property and equipment	1,770	625	457
Asset impairment charges	17,066	244	164
Stock-based compensation and acceleration of stock option vesting	3,452	10,371	2,732
Stock-based compensation related to liability awards	929	—	—
Deferred royalty, net	18,789	20,046	7,097
Extraordinary gain	—	(2,774)	(444)
Deferred taxes	(30,001)	(37,120)	1,644
Deferred rent expense and lease incentives	(7,616)	(10,061)	(8,583)
Changes in operating assets and liabilities:
Accounts receivable	(6,123)	(5,065)	(6,552)
Inventories	(26,168)	(50,473)	39,612
Prepaid expenses and other current assets	(3,723)	1,082	(4,089)
Prepaid income taxes	(5,958)	—	—
Other assets	(435)	—	—
Accounts payable	(1,642)	265	30,524
Accrued expenses, interest and other current liabilities	22,888	11,341	34,181
Income taxes payable	(32,593)	41,344	8,838
Deferred rent liabilities	30,669	23,586	15,246
Other liabilities	638	(908)	(1,552)
Total adjustments	48,222	55,927	168,590
Net cash provided by operating activities	135,612	115,896	209,239
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(155,069)	(89,229)	(57,804)
Acquisition of Disney Stores, net of acquired cash	—	2,240	(107,256)
Purchase of investments	(1,869,519)	(52,515)	(43,930)
Sale of investments	1,794,344	52,515	66,270
Other investing activities	1,023	(2,030)	(157)
Net cash used in investing activities	(229,221)	(89,019)	(142,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	246,967	577,344	300,235
Repayments under revolving credit facilities	(246,967)	(614,612)	(262,967)
Exercise of stock options and employee stock purchases	27,161	15,928	7,619
Net excess tax benefit for stock option exercises	11,001	—	—
Deferred financing costs	—	—	(626)
Net cash (used in) provided by financing activities	38,162	(21,340)	44,261
Effect of exchange rate changes on cash	(885)	2,590	2,141
Net increase in cash and cash equivalents	(56,332)	8,127	112,764
Cash and cash equivalents, beginning of period	173,323	165,196	52,432
Cash and cash equivalents, end of period	$116,991	$173,323	$165,196

See accompanying notes to these consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Fiscal Year Ended
	February 3, 2007	January 28, 2006(1)	January 29, 2005(1)
		(As restated)	(As restated)
OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$92,459	$29,462	$18,734
Cash paid during the year for interest	1,063	848	209
Accrued purchases of property and equipment, lease acquisition and software costs	19,915	7,976	(454)

(1)    See Note 2—Restatement of Consolidated Financial Statements in the accompanying Notes to Consolidated Financial Statements.

See accompanying notes to these consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company”) is primarily a specialty retailer of merchandise for children from newborn to ten years of age. The Company designs, contracts to manufacture and sells high-quality, value priced apparel and accessories and other children’s-oriented merchandise under two brands and store concepts—”The Children’s Place” and “Disney Store.” As of February 3, 2007, the Company operated 866 The Children’s Place stores in the United States, Canada and Puerto Rico and 328 Disney Stores in the United States and Canada. In addition, the Company operated Internet stores at www.childrensplace.com and www.disneystore.com. In addition to corporate offices and distribution facilities in the United States and Canada, the Company also has business operations in Asia.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday nearest to January 31. The results for fiscal 2006 represents the 53-week period ended February 3, 2007 (“fiscal 2006”). The results for fiscal 2005 and fiscal 2004 represent the 52-week periods ended January 28, 2006 and January 29, 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses reported during the period. Actual results could differ from the assumptions used and estimates made by management, which could have a material impact on the Company’s financial position or results of operations.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of February 3, 2007, the Company does not have any investments in unconsolidated affiliates. The principles of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” and Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” are considered when determining whether an entity is subject to consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company’s retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $0.3 million and $0.2 million as of February 3, 2007 and January 28, 2006, respectively, for Internet shipments sent but not yet received by the customer.

An allowance for estimated sales returns is recorded and is reflected in accrued expenses and other current liabilities. The allowance for estimated sales returns was approximately $3.4 million and $1.8 million as of February 3, 2007 and January 28, 2006, respectively.

The Company acts as an agent on behalf of a subsidiary of The Walt Disney Company, for the sale of Walt Disney World® Resort and Disneyland® Resort tickets sold in the Disney Stores. The Company includes in net sales the 7% commission it receives for the sale of these theme park tickets. The Company recorded commission income of approximately $5.0 million and $4.8 million during fiscal 2006 and fiscal 2005, respectively. During the ten weeks the Company operated the Disney Store business ended January 29, 2005, the Company recorded commission income of approximately $1.4 million. (For clarification, the “DSNA Business” refers to the business the Company acquired from Disney as of November 21, 2004, whereas the “Disney Store business” refers to the Disney Store business the Company has operated since the acquisition. See Note 4—Acquisition of the DSNA Business. The Walt Disney Company and/or its subsidiaries are referred to interchangeably as “Disney.”)

The Company’s policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. For The Children’s Place, prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities. The Company recognizes income from gift cards that are not expected to be redeemed based upon an extended period of dormancy where statutorily permitted. The Company recognized income for gift card dormancy of approximately $0.4 million, $0.3 million and $0.4 million during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The Disney Store business acts as an agent on behalf of Disney for gift cards sold to customers. Therefore, the Company does not record a customer gift card liability for the Disney Store business. However, the Company recognizes a trade payable to Disney for the net purchases and redemptions of Disney gift cards.

The Company offers a private label credit card to its Children’s Place customers that provides a discount on future purchases once a minimum annual purchase threshold has been exceeded. The Company estimates the future discounts to be provided based on history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. The Company defers a proportionate amount of revenue from customers based on an estimated value of future discounts. The Company recognizes such deferred revenue as future discounts are taken on sales above the annual minimum. This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege. The Company’s private label customers must earn the discount privilege on an annual basis, and such privilege expires at fiscal year end. Accordingly, all deferred revenue is recognized by the end of the fiscal year.

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

Cost of Sales

In addition to the cost of inventory sold, the Company includes buying and distribution expenses, shipping and handling costs on merchandise sold directly to customers, and letter of credit fees in its cost of sales. The Company records all occupancy costs in its cost of sales, except administrative office buildings, which are recorded in selling, general and administrative expenses.

Accounting for Equity Compensation and Stock Purchase Plans

The Company maintains several equity compensation plans, which are administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The Compensation Committee is composed of independent members of the Board of Directors (the “Board”). The Company has granted stock options under its 1996 Stock Option Plan (the “1996 Plan”), its 1997 Stock Option Plan (the “1997 Plan”), and its 2005 Equity Incentive Plan (the “2005 Equity Plan”) (collectively, the “Plans”). The 2005 Equity Plan, which was approved at the June 23, 2005 Annual Meeting of Stockholders, enabled the Compensation Committee to grant multiple forms of equity compensation such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards. In connection with the adoption of the 2005 Equity Plan, the Compensation Committee agreed not to issue any additional stock options under the 1996 Plan or the 1997 Plan and to limit the aggregate grant of awards under the 2005 Equity Plan during fiscal years 2005, 2006 and 2007 to less than 2.5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the 2005, 2006, and 2007 fiscal years, respectively. The Company also maintains an Employee Stock Purchase Plan (the “ESPP”).

Stock Options

At the discretion of the Compensation Committee, the Plans provide for granting incentive stock options (“ISOs”) qualified under Section 422 of the Internal Revenue Code and non-qualified stock options (“NQOs”). Options granted under the Plans have a maximum term of ten years. Exercise prices of options granted under the 2005 Equity Plan may not be less than the fair market value of the underlying shares at the date of the grant. The Plans also contain certain provisions requiring that the exercise price of ISOs granted to stockholders owning greater than 10% of the Company be at least 110% of the fair market value of the underlying shares and a maximum term of five years. Unless otherwise specified by the Compensation Committee:

•      Options granted prior to April 2005 under the 1996 Plan and the 1997 Plan vest at 20% a year over a five-year period; and

•      Options granted subsequent to April 2005 under the 1997 Plan and the 2005 Equity Plan vest at 25% a year over a four-year period.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Accounting for Share-Based Payments,” (“SFAS 123(R)”), the Company recognizes equity compensation expense for its stock options on a straight-line basis.

Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under this method, prior periods are not restated. In applying SFAS 123(R), the Company uses the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long an employee will hold their vested stock options before exercise, the estimated volatility of the Company’s common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and the related expense recognized in the Company’s financial statements. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding, but not yet vested, as of the effective date. SFAS 123(R) requires disclosure of pro forma financial information for periods prior to adoption. Refer to Note 3—Equity Compensation and Stock Purchase Plans for the Company’s pro forma disclosure as required by SFAS 123(R).

Prior to January 29, 2006, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” the Company accounted for its stock option plans and its ESPP under the intrinsic value method described in the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related accounting interpretations. Under APB 25, options granted at prices that equaled or exceeded their quoted market price at the date of grant generally required no compensation expense to be recorded at the date of the grant.

On January 27, 2006, the Company accelerated the vesting of approximately 2.1 million stock options, excluding approximately 355,000 options held by non-executive members of the Board of Directors, certain executives of the Company, and a subsidiary board member, in order to eliminate the impact of approximately $24.5 million of share-based compensation expense on future operating results related to past option grants. As a result, in the fourth quarter of fiscal 2005, in accordance with APB 25, the Company recognized a share-based compensation charge of approximately $1.7 million, which represents the Company’s estimate of intrinsic value that would have been forfeited had the acceleration not occurred. For option holders with 5,000 or more unvested options that were accelerated, the Company imposed restrictions on their sale or transfer until the time the option would have vested under its original vesting schedule. However, these vesting restrictions lapse upon the option holder’s disability, death or in the event of a change in control of the Company. Transfer restrictions will not apply after the original vesting date for the accelerated options with respect to any shares acquired upon the exercise of accelerated options, whether or not the transfer restriction agreement was signed.

Prior to the adoption of SFAS 123(R), the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Stock Option.” SFAS 123(R) now requires the Company to reflect the tax savings resulting from tax deductions in excess of expense in its financial statements as a financing cash flow.

Performance Awards

Prior to fiscal 2006, equity compensation for key management consisted only of stock option awards. Upon consideration of several factors, including the impact of SFAS 123(R), the Company decided in fiscal 2006 to begin awarding to members of key management selected by the Compensation Committee (the “Participants”) performance awards (“Performance Awards”). Performance Awards are shares of our common stock (“Performance Shares”) to be issued to Participants if, among other conditions, the Company achieves a minimum earnings per share level in fiscal 2007 (the “Threshold Target”) and a minimum cumulative earnings per share level for fiscal 2005, 2006 and 2007 (together with the Threshold Target, the “Minimum Performance Target”). At the time the Performance Awards were granted, the fiscal 2005 earnings per share component of the Company’s three year cumulative target was known. If the Minimum Performance Target is achieved, Participants may earn (i.e., become entitled to receive) 50% of a target number of shares established by the Compensation Committee. To the extent the Company’s fiscal 2007 earnings per share exceed the Threshold Target, the number of shares to be issued to each Participant will increase (at varying rates) from a minimum of 50% to a maximum of 200% of the recipient’s target number of shares. Compensation expense for Performance Awards is determined by the fair market value of the Company’s stock on the date of grant, as determined by the average of the high and low trading price.

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

Restricted Stock

In addition to granting Performance Shares, the Company began awarding shares of restricted stock to key management during fiscal 2006. Shares of restricted stock vest equally over four years from the date of grant. Compensation expense for restricted stock is determined by the fair market value of the Company’s stock on the date of grant, as determined by the average of the high and low trading price, and is expensed on a straight-line basis over the service period. During fiscal 2006, the Company recognized expense related to restricted stock awards the Company has agreed to make but has been unable to grant, pending becoming current in its periodic SEC reporting.

Stock Purchase Plan

The Company also administers an ESPP. Under the ESPP, eligible employees are permitted to subscribe to purchase shares of Company common stock through payroll deductions of up to 10% of eligible compensation, subject to limitations. The purchase price is 95% of the average high and low prices of the Company’s common stock on the last trading day of each monthly offering period, which is deemed to be non-compensatory.

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

In accordance with SFAS 128, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	For the Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net income	$87,390	$59,969	$40,649

Basic weighted average common shares	28,828	27,676	26,919
Dilutive effect of stock options	1,079	1,011	626
Diluted weighted average common shares	29,907	28,687	27,545
Antidilutive options	23	57	829

Antidilutive options consist of the weighted average of stock options that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

Accounting for Royalties Due Under the License Agreement

In fiscal 2004, the Company entered into a License and Conduct of Business Agreement (the “License Agreement”) to secure the right to use certain Disney intellectual property in the Disney Store business in exchange for ongoing royalty payments. (See Note 5—License Agreement with Disney.)

Minimum royalty commitments are recorded on a straight-line basis over the life of the initial 15 year term of the License Agreement. During each period, amounts due in excess of the minimum royalty commitment are recorded as an expense if management expects to surpass the minimum royalty commitment on an annual basis, even if the contingency threshold has not been surpassed in that particular period. The royalty percentage does not increase over the initial term of the License Agreement.

In accordance with the License Agreement, following a two year royalty abatement, the Company began making royalty payments to Disney in November 2006 equal to 5% of net sales from physical Disney Store locations, subject to an additional royalty holiday period of up to eight years from the date of the License Agreement with respect to a limited number of stores. Total payments in 2006 were $6.1 million. The amortization of the royalty holiday is recognized on a straight-line basis as a reduction of royalty expense over the term of the License Agreement. Royalty expense, and the associated amortization of the royalty holiday, is recorded in selling, general and administrative expenses. In August 2007, the Company and Disney entered into an agreement which modified certain provisions of the License Agreement and created certain additional obligations on the part of the Company (the “Refurbishment Amendment”). The Refurbishment Amendment, among other things, ended the royalty abatement at certain locations identified in the original License Agreement. Refer to Note 5—License Agreement with Disney for additional information regarding the Refurbishment Amendment.

As of February 3, 2007, management’s estimate of the value of the earned net royalty holiday of $45.9 million has been recorded in deferred royalties. The actual value of the royalty holiday is not determinable until the completion of the royalty holiday period, and may differ materially from the Company’s current estimate. Estimates for the royalty holiday are adjusted on a periodic basis, and the cumulative adjustment is recorded in such period. Royalty expense of $25.0 million, $20.0 million, and $7.1 million has been included in selling, general and administrative expenses for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The Company’s classification of royalty expense in selling, general and administrative expenses may not be comparable to the classification of such costs at other companies.

Accounts Receivable

Accounts receivable consist of credit card receivables, landlord construction incentive receivables and other miscellaneous receivables. Landlord construction incentive receivables were approximately $19.3 million and $11.6 million at February 3, 2007 and January 28, 2006, respectively.

Investments

Investments are classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s short-term investments are principally composed of

Auction Rate Securities (“ARS”) and Variable Rate Demand Notes (“VRDN”). The Company had short-term investments in VRDN of approximately $75.2 million as of February 3, 2007 and had no short-term investments as of January 28, 2006. ARS and VRDN are classified as available-for-sale and are stated at fair value. Interest rates reset periodically and the investments typically are settled within 35 days. As a result, there are no cumulative gross unrealized holding gains or losses related to these securities. All income from these investments is recorded as interest income.

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

During fiscal 2006, the Company was not party to any derivative financial instruments. In the second quarter of 2004, the Company used foreign currency forward contracts for the specific purpose of reducing the exposure to variability in forecasted cash flows associated primarily with inventory purchases for the Company’s Canadian operations. These instruments were not designated as hedges and, in accordance with SFAS No. 133, the changes in fair value were recorded in period earnings. As of January 29, 2005, the Company’s forward contracts had matured and a realized loss of $0.6 million and was recorded in selling, general and administrative expenses in fiscal 2004.

Insurance and Self-Insurance Reserves

The Company self-insures and purchases insurance policies to provide for workers’ compensation, general liability and property losses, as well as director and officer’s liability, vehicle liability and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. As of February 3, 2007 and January 28, 2006, the Company recorded $6.6 million and $5.6 million in accrued expenses and other current liabilities for the current portions of employee medical benefits, workers compensation and general liability reserves, and $5.8 million and $5.3 million for the long-term portion of employee medical benefits, workers’ compensation and general liability reserves, respectively.

Property and Equipment

Property and equipment are stated at cost. Leasehold improvements are depreciated on a straight line basis over the life of the lease or the estimated useful life of the asset, whichever is shorter. All other property and equipment is depreciated on a straight-line basis based upon their estimated useful lives, which generally range from three to ten years. Interest costs related to the construction of property and equipment are capitalized as incurred as part of the cost of the constructed asset. Repairs and maintenance are expensed as incurred.

The Company accounts for internally developed software intended for internal use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalizes development-stage costs such as direct external costs, direct payroll related costs and interest costs incurred to develop the software prior to implementation. When development is substantially complete, the Company amortizes the cost of the software on a straight-line basis over the expected life of the software. Preliminary project costs and post-implementation costs such as training, maintenance and support are expensed as incurred.

Accounting for Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company evaluates each store’s performance (in the fiscal year after a store has been opened) and measures the carrying value of each location’s fixed assets, principally leasehold improvements and certain fixtures, versus its undiscounted estimated future cash flows. When the evaluation of a store location indicates that the cash flows are not sufficient to recover the carrying value of the long-term assets at the store, the store assets are deemed to be impaired and are adjusted to their fair values.

Deferred Financing Costs

The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are amortized on a straight line basis as interest expense over the term of the related indebtedness. As of February 3, 2007, deferred financing costs were approximately $1.1 million, before accumulated amortization of approximately $0.9 million. As of January 28, 2006 deferred financing costs were approximately $1.1 million, before accumulated amortization of approximately $0.5 million.

Pre-opening Costs

Store pre-opening costs, which consist primarily of occupancy costs, payroll, supply, and marketing expenses, are expensed as incurred, and are included in selling, general and administrative expenses. Occupancy costs incurred during construction, prior to and during store pre-opening activities are considered pre-opening costs, not rent expense.

Advertising and Marketing Costs

The Company expenses the cost of advertising when the advertising is first run or displayed. Included in selling, general and administrative expenses for fiscal 2006, fiscal 2005 and fiscal 2004 are advertising and other marketing costs of approximately $57.2 million, $46.4 million and $30.8 million, respectively.

Landlord Construction Allowances

The Company accounts for landlord construction allowances as lease incentives and records them as a component of deferred rent, which is amortized as a reduction of rent expense over the lease term.

Rent Expense and Deferred Rent

Rent expense and lease incentives, including landlord construction allowances, are recognized on a straight-line basis over the lease term, commencing generally on the date the Company takes possession of the leased property. The Company records rent expense and the impact of lease incentives for its stores and distribution centers as a component of cost of sales. The unamortized portion of deferred rent is included in deferred rent liabilities.

Income Taxes

The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between financial statement and income tax basis of assets and liabilities. Temporary differences result primarily from depreciation and amortization differences for book and tax purposes and the non-deductibility of certain reserves and accruals for tax purposes.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, the Company recognizes tax liabilities when they become probable and estimable, and the Company’s estimates include taxes and interest. These tax liabilities are recognized when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions are likely to be challenged and may not be fully sustained upon review by tax authorities. The Company believes that its accruals for tax liabilities are adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. As of February 3, 2007, the Company recorded approximately $6.2 million in taxes payable related to various tax contingencies.

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

Legal Contingencies

The Company reserves for litigation settlements and contingencies when it can determine the probability of outcome and can estimate losses. Estimates are adjusted as facts and circumstances require. The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations. The Company expenses the costs to settle litigation as incurred.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires registrants to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has applied SAB 108 in its restatement of its consolidated financial statements contained in this Annual Report on Form 10-K.

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

2.      RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As a result of an investigation into its stock option granting process, the Company is restating its consolidated balance sheet as of January 28, 2006 (“fiscal 2005”) and its consolidated statements of income, cash flows and changes in stockholders’ equity for fiscal years ended January 28, 2006 and January 29, 2005 (“fiscal 2004”) to reflect additional stock-based compensation expense relating to stock option grants and to correct other errors unrelated to stock option grants.

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

The Company’s Documentation Hierarchy

The Company has developed a hierarchy of documentation as its basis for determining the revised measurement date for stock option grants. In each case, the document used to establish the revised measurement date is dated and evidences the point in time when the Company can substantiate with finality approval of the award, the recipients of the option award, and the number of shares purchasable pursuant to the option awarded to that recipient. This award-by-award review resulted in different measurement dates in some instances for grants made within the same Recorded Grant. Metadata was accumulated where available to corroborate the revised measurement date for an option award. Metadata, obtained as part of the electronic data collection process, provides information about electronic data, such as how, when and by whom a set of data was collected, recorded or changed. When the metadata did not corroborate the revised measurement date (i.e., indicated that a document was created or revised later than it was dated), the metadata date was used as the date of the supporting document. If another source of support was available with an earlier date, that support was used to define the revised measurement date.

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

2.     Documentation Sent to Third Parties and the Compensation Committee Members—If acceptable evidence was not identified in the Board minutes or offer and promotion letters, the Company determined that the earliest date on which a list of option recipients and number of options to each recipient was disseminated outside the Company established the finality of the grant. The Company has identified the following sources of documentation sent outside the Company as establishing the date on which the terms of an option became final: (i) Forms 3 and 4 filed with the Securities and Exchange Commission (“SEC”), (ii) archive data obtained from the Company’s outside stock option plan administrator (“Stock Option Administrator”) with the list of option recipients and number of options evidencing the terms of option grants that was provided by the Company and the date when the Stock Option Administrator was so advised of the grant, and (iii) Legal Department Memoranda requesting unanimous written consent (“UWC”) approval with an attached UWC documenting with finality (either in the body of the UWC or as a referenced attachment) the option recipients, number of shares subject to each grant and the exercise price (as well as the “as of” grant date) which, in accordance with the Company’s option granting process, would not have been prepared if the related list of option recipients was not final and approved by the former Chief Executive Officer (“CEO”).

3.     Internal Documentation—The next level of documentation used included the “last modified” date metadata of a Microsoft Excel file specifying the recipient and the number of shares subject to an option grant, or email dates on comparable data prepared by the Legal or Human Resources Departments where in each case the grant was recorded in the Stock Option Administrator’s records.

4.     Unanimous Written Consents—If no other support was available, the Company used the “last modified” date metadata associated with the UWC reflecting formal approval of a grant as the revised measurement date.

The Company has revised the measurement dates used to account for certain stock option grants since fiscal year ended January 31, 1998 (“fiscal 1997”) based on the hierarchy above.

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

If the Company determined based on a review of supporting documentation that the change was a modification to the original award (e.g., a change in the number of shares for which the option was granted or the exercise price of the option), the Company considered the appropriate accounting for the individual award in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”). For any changes involving either the number of shares for which the options was granted or the exercise price of the option, the Company determined that variable accounting should be applied in accordance with FIN 44. With respect to options for 328,775 shares, the Company has applied variable accounting because of a modification to the terms of the award, resulting in additional stock-based compensation expense.

The 1997 CEO IPO Grant

The Company granted to Ezra Dabah, its former CEO, who owned more than 10% of the Company’s outstanding shares, options under its 1996 Plan for 99,660 shares in connection with its initial public offering in September 1997 (the “1997 CEO IPO Grant”). Under the plan, options could be granted as either ISOs or as NQOs. The plan required grants to more than 10% shareholders treated as ISOs to have an exercise price of 110% of the fair market value of the stock on the grant date and to have a five year duration. The plan required NQOs to have a ten year duration and an exercise price determined by the Compensation Committee. At the time of the grant, the Company issued two certificates in Mr. Dabah’s name reflecting the 1997 CEO IPO Grant as bifurcated partly into ISOs and partly into NQOs, both parts having a five year duration and an exercise price of 110% of the initial public offering price. However, other Company records reflected the options as having different terms. In 2004, the Company realized there were inconsistencies in the Company’s records regarding the duration, exercise price and ISO/NQO status related to the 1997 CEO IPO Grant. On May 6, 2004, management, without review or approval of the Compensation Committee, interpreted the grant to have a ten year duration in its entirety and changed the Company’s records of outstanding options to reflect the entire grant as NQOs with a duration of ten years. In April 2007, after an investigation of the circumstances, the Company’s Board of Directors ratified the change to the records made in May 2004. The Company considers the accounting consequence of the now ratified 2004 action to be the equivalent of a grant to Mr. Dabah for a “below market”, fully vested option, since, based on the certificates, the options would have expired on September 17, 2002. Accordingly, the Company has recognized in its restatement of its financial statements a charge to compensation expense of approximately $0.9 million in fiscal 2004.

Other Adjustments

In addition to the adjustments related to the stock option investigation, the restated consolidated financial statements presented herein include other adjustments to correct errors related to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years. The aggregate impact of these adjustments on the Company’s consolidated statements of income, net of taxes, between fiscal year ended February 2, 2002 (“fiscal 2001”) and fiscal 2005 was an increase to net income of approximately $1.7 million. Additionally, variable rate demand note balances as of the quarter ended April 29, 2006 have been reclassified from cash to short-term investments, and certain other balance sheet amounts have been reclassified. These reclassifications do not result in any additional charges in any period and do not affect working capital for the affected periods.

The following table reconciles as reported net income to as restated net income and retained earnings (in thousands):

	Net Income for the fiscal year ended		Retained Earnings as of
	January 28, 2006	January 29, 2005	February 1, 2004
As previously reported	$65,575	$42,756	$139,118
Increase/(decrease) to net income and retained earnings
Stock based compensation expense(1)	(7,955)	(2,732)	(4,022)
Payroll withholding expense and penalties related to stock options	(1,549)	(654)	(153)
Other stock option related expenses	577	—	—
Total additional stock option related expense	(8,927)	(3,386)	(4,175)

Other adjustments(2)	(853)	589	2,734
Income tax benefit (provision) related to stock compensation
	3,956	772	1,387
Income tax benefit (provision) related to other adjustments	218	(82)	(1,104)
Total	(5,606)	(2,107)	(1,158)
As restated	$59,969	$40,649	$137,960

(1)          The Company has not previously recorded stock-based compensation expense in any fiscal year other than fiscal 2005. During fiscal 2005, the Company recorded approximately $0.3 million related to the modification of stock options for a terminated employee, before taxes of approximately $0.1 million. The Company also recorded approximately $2.1 million, before taxes of approximately $0.1 million, of stock-based compensation expense related to the acceleration of the vesting of certain options. As part of the restatement process, the stock option acceleration amounts were adjusted to approximately $1.7 million of stock-based compensation expense, before taxes of approximately $0.5 million. Therefore, the restated total stock-based compensation expense for fiscal 2005 is approximately $11.3 million, before taxes of approximately $4.1 million.

(2)          Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

The following table details the components of the beginning retained earnings adjustment as of February 1, 2004 (in thousands):

	Stock Option Related Adjustments(1)			Other Adjustments(2)
Period Ended	Expense (Increase)	Tax Benefit	Net Stock Option Related Adjustments	Expense Decrease	Tax (Provision)	Net Other Adjustments	Total After Tax Adjustment
January 30, 1999 (fiscal 1998)	$(59)	$19	$(40)	$—	$—	$—	$(40)
January 29, 2000 (fiscal 1999)	(211)	81	(130)	—	—	—	(130)
February 3, 2001 (fiscal 2000)	(386)	131	(255)	—	—	—	(255)
February 2, 2002 (fiscal 2001)	(915)	295	(620)	240	(98)	142	(478)
February 1, 2003 (fiscal 2002)	(972)	375	(597)	772	(311)	461	(136)
January 31, 2004 (fiscal 2003)	(1,632)	486	(1,146)	1,722	(695)	1,027	(119)

Cumulative at January 2004	$(4,175)	$1,387	$(2,788)	$2,734	$(1,104)	$1,630	$(1,158)

(1)          There was no stock-based compensation expense previously recorded by the Company during the period from fiscal 1998 through fiscal 2003.

(2)          Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

The following tables reconcile the Company’s consolidated results of operations and financial position from the previously reported consolidated financial statements to the restated consolidated financial statements. Refer to Note 16—Quarterly Financial Data (Unaudited) for changes to the Company’s quarterly results for fiscal 2005 and the first quarter of fiscal 2006.

Consolidated Balance Sheet Impact

The following table reconciles the consolidated balance sheet previously reported to the restated amounts as of January 28, 2006 (in thousands):

	January 28, 2006
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$173,323	$—	$—	$173,323
Accounts receivable	28,971	—	150	29,121
Inventories	214,702	—	(1,037)	213,665
Prepaid expenses and other current assets	36,955	—	1,595	38,550
Deferred income taxes	6,043	—	(656)	5,387
Total current assets	459,994	—	52	460,046

Property and equipment, net	248,628	—	—	248,628
Deferred income taxes	43,492	4,397	2,279	50,168
Other assets	5,206	—	—	5,206
Total assets	$757,320	$4,397	$2,331	$764,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$82,826	$—	$(1,206)	$81,620
Income taxes payable	49,078	—	3,629	52,707
Accrued expenses, interest and other current liabilities	94,160	2,077	(556)	95,681
Total current liabilities	226,064	2,077	1,867	230,008
Deferred rent liabilities	105,560	—	—	105,560
Deferred royalty	27,152	—	—	27,152
Other long-term liabilities	5,678	—	—	5,678
Total liabilities	364,454	2,077	1,867	368,398

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value	2,796	—	—	2,796
Preferred stock, $1.00 par value	—	—	—	—
Additional paid-in capital	134,372	12,693	—	147,065
Accumulated other comprehensive income	8,249	—	(1,038)	7,211
Retained earnings	247,449	(10,373)	1,502	238,578
Total stockholders’ equity	392,866	2,320	464	395,650
Total liabilities and stockholders’ equity	$757,320	$4,397	$2,331	$764,048

(1)          Other adjustments relate to personal property taxes certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years and inventory adjustments.

Consolidated Statements of Income Impact

The following table reconciles the consolidated statement of income previously reported to the restated amounts as of January 28, 2006 (in thousands):

	Fiscal Year Ended January 28, 2006
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Net sales	$1,668,736	$—	$—	$1,668,736
Cost of sales (exclusive of depreciation shown separately below)	1,007,496	2,232	(1,006)	1,008,722
Gross profit	661,240	(2,232)	1,006	660,014
Selling, general and administrative expenses	505,440	6,695	1,859	513,994
Asset impairment charges	244	—	—	244
Depreciation and amortization	52,886	—	—	52,886
Operating income	102,670	(8,927)	(853)	92,890
Interest income (expense), net	563	—	—	563
Income before income taxes and extraordinary gain	103,233	(8,927)	(853)	93,453
Provision for income taxes	39,323	(3,956)	(218)	35,149
Income before extraordinary gain	63,910	(4,971)	(635)	58,304
Extraordinary gain, net of taxes	1,665	—	—	1,665
Net income	$65,575	$(4,971)	$(635)	$59,969
Basic net income per common share before extraordinary gain	$2.31	$(0.18)	$(0.02)	$2.11
Extraordinary gain, net of taxes	0.06	—	—	0.06
Basic net income per common share	$2.37	$(0.18)	$(0.02)	$2.17
Basic weighted average common shares outstanding	27,676			27,676
Diluted net income per common share before extraordinary gain	$2.21	$(0.17)	$(0.01)	$2.03
Extraordinary gain, net of taxes	0.06	—	—	0.06
Diluted net income per common share	$2.27	$(0.17)	$(0.01)	$2.09
Diluted weighted average common shares and common share equivalents outstanding	28,877	(190)	—	28,687

(1)          Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

The following table reconciles the consolidated statement of income previously reported to the restated amounts as of January 29, 2005 (in thousands):

	Fiscal Year Ended January 29, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Net sales	$1,157,548	$—	$—	$1,157,548
Cost of sales (exclusive of depreciation shown separately below)	705,681	601	(860)	705,422
Gross profit	451,867	(601)	860	452,126
Selling, general and administrative expenses	333,554	2,785	271	336,610
Asset impairment charges	164			164
Depreciation and amortization	49,049	—	—	49,049
Operating income	69,100	(3,386)	589	66,303
Interest income (expense), net	(22)	—	—	(22)
Income before income taxes and extraordinary gain	69,078	(3,386)	589	66,281
Provision for income taxes	26,595	(772)	82	25,905
Income before extraordinary gain	42,483	(2,614)	507	40,376
Extraordinary gain, net of taxes	273	—	—	273
Net income	$42,756	$(2,614)	$507	$40,649
Basic net income per common share before extraordinary gain	$1.58	$(0.10)	$0.02	$1.50
Extraordinary gain, net of taxes	0.01	—	—	0.01
Basic net income per common share	$1.59	$(0.10)	$0.02	$1.51
Basic weighted average common shares outstanding	26,919			26,919
Diluted net income per common share before extraordinary gain	$1.54	$(0.09)	$0.02	$1.47
Extraordinary gain, net of taxes	0.01	—	—	0.01
Diluted net income per common share	$1.55	$(0.09)	$0.02	$1.48
Diluted weighted average common shares and common share equivalents outstanding	27,633	(88)	—	27,545

(1)          Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

Consolidated Statements of Cash Flows Impact

The following table reconciles the consolidated statement of cash flows previously reported to the restated amounts as of January 28, 2006 (in thousands):

	Fiscal Year Ended January 28, 2006
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,575	$(4,971)	$(635)	$59,969
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	52,886	—	—	52,886
Deferred financing fee amortization	370	—	—	370
Amortization of lease buyouts	168	—	—	168
Loss on disposals of property and equipment	625	—	—	625
Asset impairment charges	244	—	—	244
Stock based compensation & acceleration	2,416	7,955	—	10,371
Deferred royalty, net	20,046	—	—	20,046
Extraordinary gain	(2,774)	—	—	(2,774)
Deferred taxes	(30,276)	(3,956)	(2,888)	(37,120)
Deferred rent expense and lease incentives	(9,167)	—	(894)	(10,061)
Changes in operating assets and liabilities:
Accounts receivable	(5,065)	—	—	(5,065)
Inventories	(51,401)	—	928	(50,473)
Prepaid expenses and other current assets	832	—	250	1,082
Other assets	—	—	—	—
Accounts payable	1,155	—	(890)	265
Accrued expenses, interest and other current liabilities	8,411	972	1,958	11,341
Taxes payable	38,673	—	2,671	41,344
Deferred rent liabilities	24,086	—	(500)	23,586
Other liabilities	(908)	—	—	(908)
Total adjustments	50,321	4,971	635	55,927
Net cash provided by operating activities	115,896	—	—	115,896
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(89,229)	—	—	(89,229)
Acquisition of Disney Stores, net of acquired cash	2,240	—	—	2,240
Purchase of investments	(52,515)	—	—	(52,515)
Sale of investments	52,515	—	—	52,515
Other investing activities	(2,030)	—	—	(2,030)
Net cash used in investing activities	(89,019)	—	—	(89,019)

	Fiscal Year Ended January 28, 2006
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	577,344	—	—	577,344
Repayments under revolving credit facilities	(614,612)	—	—	(614,612)
Exercise of stock options and employee stock purchases	15,928	—	—	15,928
Net excess tax benefit for stock option exercises	—	—	—	—
Deferred financing costs	—	—	—	—
Net cash (used in) provided by financing activities	(21,340)	—	—	(21,340)
Effect of exchange rate changes on cash	2,590			2,590
Net increase in cash and cash equivalents	8,127	—	—	8,127
Cash and cash equivalents, beginning of period	165,196	—		165,196
Cash and cash equivalents, end of period	$173,323	$—	$—	$173,323

(1)   Other adjustments relate to personal property taxes certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years and inventory adjustments.

The following table reconciles the consolidated statement of cash flows previously reported to the restated amounts as January 29, 2005 (in thousands):

	Fiscal Year Ended January 29, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,756	$(2,614)	$507	$40,649
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	49,049	—	—	49,049
Deferred financing fee amortization	108	—	—	108
Amortization of lease buyouts	158	—	—	158
Loss on disposals of property and equipment	457	—	—	457
Asset impairment charges	164	—	—	164
Stock based compensation & acceleration	—	2,732	—	2,732
Deferred royalty, net	7,097	—	—	7,097
Extraordinary gain	(444)	—	—	(444)
Deferred taxes	2,256	(772)	160	1,644
Deferred rent expense and lease incentives	(7,930)	—	(653)	(8,583)
Changes in operating assets and liabilities:
Accounts receivable	(6,552)	—	—	(6,552)
Inventories	39,504	—	108	39,612
Prepaid expenses and other current assets	(3,689)	—	(400)	(4,089)
Other assets	—	—	—	—
Accounts payable	30,840	—	(316)	30,524
Accrued expenses, interest and other current liabilities	33,354	654	173	34,181
Taxes payable	8,917	—	(79)	8,838
Deferred rent liabilities	14,746	—	500	15,246
Other liabilities	(1,552)	—	—	(1,552)
Total adjustments	166,483	2,614	(507)	168,590
Net cash provided by operating activities	209,239	—	—	209,239
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(57,804)	—	—	(57,804)
Acquisition of Disney Stores, net of acquired cash	(107,256)	—	—	(107,256)
Purchase of investments	(43,930)	—	—	(43,930)
Sale of investments	66,270	—	—	66,270
Other investing activities	(157)	—	—	(157)
Net cash used in investing activities	(142,877)	—	—	(142,877)

	Fiscal Year Ended January 29, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	300,235	—	—	300,235
Repayments under revolving credit facilities	(262,967)	—	—	(262,967)
Exercise of stock options and employee stock purchases	7,619	—	—	7,619
Net excess tax benefit for stock option exercises	—	—	—	—
Deferred financing costs	(626)	—	—	(626)
Net cash (used in) provided by financing activities	44,261	—	—	44,261
Effect of exchange rate changes on cash	2,141			2,141
Net increase in cash and cash equivalents	112,764	—	—	112,764
Cash and cash equivalents, beginning of period	52,432		—	52,432
Cash and cash equivalents, end of period	$165,196	$—	$—	$165,196

(1)   Other adjustments relate to personal property taxes certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years and inventory adjustments.

3.    EQUITY COMPENSATION AND STOCK PURCHASE PLANS

The Company maintains several equity compensation plans. The Company has granted stock options under its 1996 Plan, its 1997 Plan and its 2005 Equity Plan. Under its 2005 Equity Plan, the Company also has granted, or has agreed to grant, other forms of equity compensation, including restricted stock awards and Performance Awards. In addition, the Company maintains an ESPP, in which participants purchase stock at 95% of fair market value, which is deemed to be non-compensatory.

The following tables summarize the Company’s equity and other stock-based compensation expense, which in fiscal 2006 was determined in accordance with SFAS 123(R) and in fiscal 2005 and fiscal 2004 was determined in accordance with APB 25 (in thousands):

	Fiscal Year Ended February 3, 2007
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$1,944	$1,944
Performance Award expense(1)	—	—	—
Stock compensation expense related to the issuance of liability awards(2)	—	97	97
Expense related to the modification of previously issued stock options (i.e. tolling)(3)	26	1,482	1,508
Tolled stock options accounted for as liability awards and related fair market value adjustments(3)	552	280	832
Total stock-based compensation expense	$578	$3,803	$4,381

(1)   The Company determined that it is not probable that the Minimum Performance Target will be met. Accordingly, the Company has not recognized compensation expense related to Performance Awards.

(2)   Compensation expense for awards of restricted stock and stock options promised for which the Company has not completed the granting process due to the suspension of equity award grants and related fair market value adjustments.

(3)   Terminated employees have 90 days from date of termination to exercise their vested options. Due to the suspension of stock option exercises, the Company modified options held by terminated employees to extend their expiration dates to 30 days after the date the suspension is lifted (i.e., tolled stock options). Options for terminated employees that were tolled after the Company suspended option activity on September 14, 2006 were accounted for as liability awards because the option holders were no longer employees at the time of the modification. Options that were tolled after September 14, 2006 were accounted for as equity awards because their options were tolled in conjunction with their termination.

	Fiscal Year Ended January 28, 2006
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock compensation expense related to revised measurement dates	$1,701	$6,664	$8,365
Stock compensation expense related to acceleration of vesting	394	1,258	1,652
Expense related to the modification of previously issued stock options(1)	—	354	354
Total stock-based compensation expense	$2,095	$8,276	$10,371

(1)   Compensation expense associated with the modification of a stock option award related to a terminated employee.

	Fiscal Year Ended January 29, 2005
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock compensation expense related to revised measurement dates	$353	$2,379	$2,732

The Company recognized a tax benefit related to equity compensation expense of approximately $1.7 million, $3.9 million and $0.5 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

As of February 3, 2007, the Company had the following shares available for grant under its 2005 Equity Plan, assuming Performance Award targets are not met, are met at 100% and are met at 200%:

Performance Award target assumption(1)	0%	100%	200%

Shares available at January 29, 2005	2,000,000	2,000,000	2,000,000
Stock options granted during fiscal 2005	(100,600)	(100,600)	(100,600)

Shares available at January 28, 2006	1,899,400	1,899,400	1,899,400

Equity awards made during fiscal 2006:
Stock options granted	3,000	3,000	3,000
Performance Awards granted	—	566,500	1,133,000
Performance Awards cancelled	—	(22,521)	(45,042)
Total equity awards granted during fiscal 2006	3,000	546,979	1,090,958

Shares available at February 3, 2007(2)	1,896,400	1,352,421	808,442

(1)   The Company determined that it is not probable that the Minimum Performance Target will be met. Accordingly, the Company has not recognized compensation expense related to Performance Awards.

(2)   During fiscal 2006, the Company made promises to award 25,000 stock options and 2,500 shares of restricted stock. When the equity award suspension is lifted and these awards are granted, the resulting shares available will be reduced by 27,500 shares.

Stock Option Plans

As a result of the January 29, 2006 adoption of SFAS 123(R), the Company recognized approximately $1.9 million in equity compensation expense during the fiscal 2006 related to stock options granted under the Plans. Accordingly, net income was reduced by approximately $1.1 million, and basic and diluted net income per common share was reduced by approximately $0.04 per share.

SFAS 123(R) also requires disclosure of pro forma financial information for periods prior to adoption. The following table sets forth the effects on net income and earnings per share as if the fair value accounting method under SFAS 123 had been applied to all outstanding and unvested stock option awards and employee stock purchases in the fiscal years ended January 28, 2006 and January 29, 2005 (in thousands, except per share amounts):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
Net income -
As restated (1)	$59,969	$40,649
Add: Stock-based compensation expense included in restated net income, net of related tax effects(2)	6,158	2,202
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(28,857)	(7,608)
Pro forma	$37,270	$35,243
Earnings per share -
Basic—as restated	$2.17	$1.51
Basic—pro forma	1.35	1.31
Diluted—as restated	2.09	1.48
Diluted—pro forma	$1.30	$1.28

(1)   See Note 2—Restatement of Consolidated Financial Statements.

(2)   Includes effects of stock option vesting acceleration recognized in advance of adoption of SFAS 123(R).

Pro forma income per common share excludes the effect of approximately 57,000 and 829,000 stock options for the fiscal years ended January 28, 2006 and January 29, 2005, respectively, which would have been antidilutive as a result of the impact of unamortized stock-based compensation expense determined under fair value-based methods. The above pro forma results are not indicative of equity compensation expense reported under the requirements of SFAS 123(R).

The fair value of issued stock options has been estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

	February 3, 2007	January 28, 2006	January 29, 2005
Dividend yield	0%	0%	0%
Volatility factor(1)	41.4%	44.7%	57.3%
Weighted average risk-free interest rate(2)	4.35%	3.94%	3.59%
Expected life of options(3)	4.8 years	4.8 years	5 Years
Weighted average fair value on grant date	$19.37 per share	$21.14 per share	$14.64 per share

(1)   Commencing in fiscal 2005 expected volatility is based on a 50:50 blend of the historical and implied volatility with a two-year look back on the date of each grant. For options issued in the fourth quarter of fiscal 2004, the Company used the average of the implied volatility from the Company’s market-traded options and the historical volatility of its stock price to compute the volatility factor, which approximated 52% in the fourth quarter of fiscal 2004.

(2)   The risk-free interest rate is based on the risk-free rate corresponding to the grant date and expected term.

(3)   Commencing in fiscal 2005, the expected option term used in the Black-Scholes calculation is based on a Monte Carlo simulation incorporating a forward-looking stock price model and a historical model of employee exercise and post-vest forfeiture behavior.

Changes in stock options under equity plans for the three fiscal years in the period ended February 3, 2007 are summarized below:

	Fiscal Year Ended
	February 3, 2007		January 28, 2006		January 29, 2005
	Options	Weighted Average Exercise Price(4)	Options	Weighted Average Exercise Price(5)	Options	Weighted Average Exercise Price(5)
Options outstanding at beginning of year	3,494,061	$28.34	3,225,685	$22.67	3,013,985	$20.16
Granted	3,000	46.24	1,182,900	39.27	881,725	27.64
Exercised(1)	(1,117,286)	23.77	(716,940)	21.10	(460,235)	15.31
Forfeited	(57,970)	36.01	(197,584)	25.93	(209,790)	29.81
Options outstanding at end of year(2)	2,321,805	$30.36	3,494,061	$28.34	3,225,685	$22.67
Options exercisable at end of year(3)	2,172,138	$30.32	3,101,058	$27.95	1,104,899	$18.91
Options available for grant at end of year(4)	1,896,400

(1)   The aggregate intrinsic value of options exercised was approximately $37.0 million, $18.6 million and $7.9 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

(2)   The aggregate intrinsic value of options outstanding at the end of fiscal 2006 was approximately $63.2 million.

(3)   The aggregate intrinsic value of options exercisable at the end of fiscal 2006 was approximately $60.8 million.

(4)   Assumes the issuance of Performance Shares at 0% of target. Options available for grant would be 1,352,421 and 808,442 if Performance Shares were issued at 100% and 200% of target, respectively.

(5)   Does not reflect certain option repricings resulting from the stock option investigation, pending Board approval and the Company becoming current in its filings with the SEC.

The following table summarizes information regarding options outstanding at February 3, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$8.70–$12.88	160,883	$11.12	5.6	160,883	$11.12	5.6
$14.00–$20.55	285,663	18.41	4.0	285,663	18.41	4.0
$21.20–$31.63	815,925	26.82	6.7	702,592	26.73	6.6
$32.80–$49.41	1,059,334	39.24	7.3	1,023,000	39.12	7.3
$8.70–$49.41	2,321,805	$30.36	6.6	2,172,138	$30.32	6.5

During fiscal 2006, the Company recognized an expense of approximately $0.1 million related to stock option awards the Company promised but has not granted due to the suspension of equity awards. In addition, the Company has recognized a stock-based compensation expense of $2.3 million related to options which recipients have not been able to exercise due to the Company’s suspension of option exercises until it becomes current in its periodic reports to the SEC.

Changes in the Company’s unvested stock options for the fiscal year ended February 3, 2007 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested options, beginning of year	390	$16.69
Granted	3	19.37
Vested	(193)	16.07
Forfeited	(50)	22.13
Unvested options, end of year	150	$15.73

Total unrecognized equity compensation expense related to unvested stock options approximated $2.1 million as of February 3, 2007, which will be recognized over a weighted average period of approximately 1.9 years.

Prior to the adoption of SFAS 123(R), the Company presented the tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No.00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Stock Option.” SFAS 123(R) now requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow. In fiscal 2006, cash flow provided by financing activities included $11.0 million related to excess tax benefits from the Company’s equity compensation plans.

Performance Awards

During the fiscal year ended February 3, 2007, under the 2005 Equity Plan, the Company granted Performance Awards pursuant to which 566,500 Performance Shares may be issued to Participants at 100% of target (1,133,000 Performance Shares at maximum). The issuance of Performance Shares is contingent upon, among other things, meeting the Minimum Performance Target. If the Company’s performance falls below the Minimum Performance Target, no Performance Shares will be earned by or issued to Participants. If the Company’s performance satisfies the Minimum Performance Target. Participants may earn 50% of a target number of the Performance Shares, and if financial targets are exceeded, Participants may earn up to a maximum of 200% of a target number of Performance Shares. The shares automatically vest on a pro-rata basis if there is a change in control (as defined) of the Company prior to the end of fiscal 2007. The Company determined that it is not probable that the Minimum Performance Target will be met. Accordingly, the Company has not recognized compensation expense related to the Performance Awards. The remaining unvested shares will be automatically canceled at the end of fiscal 2007, assuming there is not a change in control of the Company.

Changes in the Company’s unvested Performance Awards for the fiscal year ended February 3, 2007 were as follows:

	Number of Performance Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of year	—	$—
Granted	567	46.60
Vested	—	—
Forfeited	(23)	44.12
Unvested performance shares, end of year	544	$46.70

Stock Purchase Plans

The Company’s ESPP is authorized to issue up to 360,000 shares of common stock for employee purchase through payroll deductions. During fiscal 2006 and fiscal 2005, employees purchased stock at 95% of fair market value and during fiscal 2004 at 85% of fair market value. As of February 3, 2007, there were 174,693 shares available for grant under the ESPP. All employees of the Company who have completed at least 90 days of employment and attained 21 years of age are eligible to participate, except for employees who own common stock or options on such common stock which represents 5% or more of the Company’s outstanding common stock. On September 14, 2006, as a result of the Company’s investigation into its stock option practices, the Company suspended employee deductions and related stock purchases under the ESPP. During fiscal 2006, fiscal 2005 and fiscal 2004, there were 11,744 shares, 19,051 shares and 24,847 shares, respectively, issued under the ESPP.

For fiscal 2006 and 2005, no pro forma compensation expense was calculated for the Company’s ESPP because the ESPP purchase price was 95% of the fair market value of the stock on the day of the ESPP purchase, which is deemed to be non-compensatory. For fiscal 2004, pro forma compensation expense for the Company’s ESPP was calculated by multiplying the number of shares issued by the spread between the fair market value of the stock on the day of the ESPP purchase and the purchase price paid by employees, which was 85% of the fair market value. During fiscal 2004, pro forma compensation expense for the ESPP was approximately $0.1 million.

4.      ACQUISITION OF THE DSNA BUSINESS

On November 22, 2004, effective as of November 21, 2004 (the “Closing Date”), two of the Company’s wholly-owned subsidiaries acquired the DSNA Business consisting of all existing Disney Stores in the United States and Canada, other than “flagship” stores and certain stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business. All store leases and certain other legal obligations of the acquired entities remain the obligations of the acquired subsidiaries. Subsequently, the Company’s subsidiaries acquired two Disney Store flagship stores, one in Chicago, Illinois and the other in San Francisco, California, as well as certain Disney Store outlet stores. The Disney Store business’ results of operations subsequent to the Closing Date have been included in the Company’s consolidated financial statements. The Company’s subsidiaries that operate the Disney Store business are referred to herein interchangeably and collectively as “Hoop”.

The Company and one of its subsidiaries entered into a Guaranty and Commitment (the “Guaranty and Commitment”) dated as of November 21, 2004, in favor of Hoop and Disney. As required by the Guaranty and Commitment and the Acquisition Agreement, the Company invested $50 million in Hoop concurrently with the consummation of the acquisition, and agreed to invest up to an additional $50 million to enable Hoop to comply with its obligations under the license and conduct of business (“License Agreement”) (Note 5—License Agreement with Disney), and otherwise fund the operations of Hoop. The Guaranty and Commitment provides that the $50 million additional commitment is subject to increase if certain distributions are made by Hoop. To date, the Company has not invested any portion of the additional $50 million in Hoop. The Company also agreed in the Guaranty and Commitment to guarantee the payment and performance of Hoop (for their royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

The DSNA Business was acquired for a total acquisition cost of $105.0 million, including transaction costs. During the third quarter of 2005, the Company finalized the post-closing purchase price adjustment and purchase accounting for the acquisition of the DSNA Business.

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

Acquisition cost:
Acquisition payment, inclusive of the post-closing adjustment	$98,611
Transaction costs	6,405
Total acquisition cost	105,016
Fair value of assets acquired and liabilities assumed:
Inventories	104,212
Prepaid expenses and other assets	29,520
Property and equipment	48,293
Accounts payable and accrued expenses	(17,955)
Leasehold interests and other long-term liabilities	(7,543)
Total fair value of net assets	156,527
Excess of fair value of net assets acquired over cost	51,511
Allocation of excess of fair value of net assets acquired over cost to long-lived assets	48,293
Extraordinary gain on the acquisition of DSNA Business	$3,218
Extraordinary gain on the acquisition of DSNA Business, net of tax	$1,938

As the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, in accordance with SFAS 141, the valuation of the long-lived assets acquired was reduced. Accordingly, no basis was assigned to property and equipment or any other long-lived assets and the remaining excess was recorded as an extraordinary gain, net of taxes. Of the $1.9 million net extraordinary gain, approximately $0.3 million was recognized in the fourth quarter of fiscal 2004 based upon the Company’s preliminary purchase price allocation, and approximately $1.7 million was recognized in the third quarter of fiscal 2005 when the purchase price allocation was finalized subsequent to the post-closing adjustment.

Accrued expenses as of the Closing Date were approximately $0.8 million related to the estimated cost of exiting certain Disney Store facilities, stores and operations. Through February 3, 2007, the Company has utilized all of these exit activity reserves.

5.      LICENSE AGREEMENT WITH DISNEY

Royalty Payments

Under the License Agreement entered into in November 2004, Hoop has the right to use certain Disney intellectual property, subject to Disney approval, in the DSNA Business in exchange for ongoing royalty payments. Pursuant to the terms of the License Agreement, Hoop operates retail stores in North America using the “Disney Store” name and contract to manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future. The initial term of the License Agreement is 15 years and, if certain financial performance and other conditions are satisfied, the License Agreement may be extended at the Company’s option for up to three additional ten-year terms. Following an initial two-year royalty holiday, Hoop began making royalty payments to Disney in November 2006 equal to 5% of net sales at physical Disney Store retail locations, subject to an additional royalty holiday with respect to a limited number of stores (the “Non-Core Stores”).

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

During fiscal 2006, fiscal 2005 and fiscal 2004, the Company recorded $25.0 million, $20.0 million and  $7.1 million, respectively, for royalty expense and had an accrued liability of $45.9 million and $27.2 million on its fiscal 2006 and fiscal 2005 balance sheets, respectively. The Company commenced royalty payments under the License Agreement in November 2006 and paid $6.1 million in royalties during fiscal 2006 and, due to the royalty holiday discussed above, made no royalty payments in fiscal 2005 and fiscal 2004.

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

During fiscal 2006, the Company suspended the store renovation program because of dissatisfaction with the “Mickey” store prototype. As of February 3, 2007, the Company had remodeled a total of 45 Disney Stores since the 2004 acquisition. Pursuant to the provisions of the License Agreement, as amended in 2006, relating to required remodeling following lease renewals and remodeling of stores at least once every 12 years, the Company was required to remodel a total of approximately 145 stores by February 3, 2007. As of February 3, 2007, the Company had remodeled 32 of these required stores, with the result that 113 of the store remodels required by that date under the terms of the License Agreement had not been completed by that date. The remaining 13 store remodels the Company had completed were not required pursuant to the provisions of the License Agreement.

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

The June Letter Agreement, among other things, suspended the remodel obligations in the License Agreement for the approximately 4.5 year term of the June Letter Agreement and, in lieu of those provisions, committed the Company to remodel by the end of fiscal 2011 a total of 234 existing Disney Stores into a new store prototype the Company developed. The June Letter Agreement contained specific deadlines for submission of construction documents to Disney and completion of construction with respect to those stores required to be remodeled during fiscal 2007. The June Letter Agreement imposed new obligations on the Company with respect to the renovation and maintenance of numerous stores in the Disney Store chain between fiscal 2007 and fiscal 2011 and, for the stores to be remodeled in fiscal 2007, set forth a detailed timetable for submission of plans and completion dates.

Subsequent to the execution of the June Letter Agreement, the Company was unable to meet several of the deadlines set forth in the June Letter Agreement. In addition, the Company determined that there were upcoming deadlines during the third and fourth quarters of fiscal 2007 specified in the June Letter Agreement that the Company would likely not meet. Accordingly, the Company and Disney engaged in further discussions during August 2007 and, based on these discussions, agreed upon changes to the requirements of the June Letter Agreement that would postpone the due dates of certain remodel obligations until later in fiscal 2007 or fiscal 2008. In connection with these postponements, the Company agreed to remodel two additional Disney Stores during fiscal 2009 and agreed upon changes to the original License Agreement to modify restrictions on Disney’s ability to relocate its flagship retail store in Manhattan and to narrow the restrictions on Disney’s ability to grant direct licenses to other specialty retailers so that these restrictions would apply only with respect to specialty retail stores focusing primarily on the sale of children’s merchandise.

During August 2007, the Company and Disney formally amended the License Agreement by executing the Refurbishment Amendment, which incorporated the terms of the June Letter Agreement, as modified by mutual agreement during August, and the aforementioned changes to the License Agreement. The Refurbishment Amendment by its terms superseded the June Letter Agreement and took effect retroactively as of June 6, 2007, the original effective date of the June Letter Agreement. Like the June Letter Agreement, the Refurbishment Amendment states that, if the Company fully complies with its terms, Disney will forbear from exercising any rights or remedies it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the Refurbishment Amendment. However, under the terms of the Refurbishment Amendment, if the Company violates any of its provisions, Disney will have the right to terminate its forbearance under the Refurbishment Amendment, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including possibly terminating the Company’s license to operate the Disney Stores based on the occurrence of numerous material breaches and claiming breach fees, as if the Refurbishment Amendment had not been executed. The Refurbishment Amendment also states that, if the Company breaches any of the provisions of the Refurbishment Amendment on three or more occasions and Disney has not previously exercised its right to terminate the Refurbishment Amendment, a payment of $18.0 million to Disney becomes immediately due and payable with respect to the breach fees called for by the License Agreement. If the Company violates any of the provisions of the Refurbishment Amendment on five or more occasions, Disney will have the right to immediately terminate the License Agreement, without any right by the Company to defend, counterclaim, protest or cure. It should be noted that the Refurbishment Amendment addresses only those breaches specifically enumerated therein.

Disney continues to retain all its other rights and remedies under the License Agreement with respect to any other breaches.

The Refurbishment Amendment sets forth specific requirements regarding the Disney Stores to be remodeled and otherwise refreshed over the period the Refurbishment Amendment is in effect and obligates the parent company, The Children’s Place Retail Stores, Inc., among other things, to commit $175 million to remodel and refresh these stores through fiscal 2011. While the original provisions of the License Agreement obligated Hoop to remodel Disney Stores under certain circumstances and at certain times, as reflected in the table above, the original License Agreement did not establish a specific dollar commitment for this obligation. Although the original License Agreement generally required Hoop to maintain the physical appearance of the Disney Stores in accordance with the highest standards prevailing in specialty retailing, the “maintenance and refresh” program under the Refurbishment Amendment imposes specific requirements for timing, numbers of stores and the type of work to be performed. This “maintenance and refresh” program was considered necessary to upgrade the quality of the Disney Stores to the standard required under the License Agreement and is incremental to the original License Agreement. The “maintenance and refresh” program is expected to cost approximately $16 million over the 12 month period. Some of the stores required to be refreshed under this program will also be remodeled at a later date in accordance with the Refurbishment Amendment. The Refurbishment Amendment commits the Company to a capital commitment of $175 million to remodel, refresh and maintain the Disney Stores and to open 18 new stores which will cost approximately $11.7 million. The Company expects to fund these amounts through cash flow from operations of the Disney Store business, borrowings and availability under the Company’s credit facilities and capital contributions from The Children’s Place business to the Disney Store business.

The following reflects additional information regarding the Refurbishment Amendment and certain additional obligations on the part of the Company and Hoop:

1.     Hoop developed a new store prototype for Disney Store and for Disney Store outlets and obtained TDSF’s approval of these new store prototypes. The Refurbishment Amendment requires Hoop to convert seven existing Disney Stores identified in the Refurbishment Amendment to the new store prototype by December 31, 2007, based upon a detailed timeline for each of these stores. In addition, under the Refurbishment Amendment, by the end of fiscal 2008, Hoop is required to convert at least 49 additional existing Disney Stores identified in the Refurbishment Amendment to the new store prototype and to open at least 18 new Disney Stores using the new prototype. Hoop is required to convert to the new prototype at least 60 additional existing stores by the end of fiscal 2009, at least 70 additional existing stores by the end of fiscal 2010, and at least 50 additional existing stores by the end of fiscal 2011. In addition to the 18 new stores to be opened by the end of fiscal 2008 using the new store prototype, Hoop has the right to open up to a specified number of additional new stores using the new store prototype during each fiscal year.

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

As mentioned above, in addition to the remodel and maintenance costs shown in the above table, the Refurbishment Amendment obligates the Company to open a total of 18 new Disney Stores by January 31, 2009, which the Company estimates will cost approximately $11.7 million in capital expenses. The majority of these costs will be incurred in fiscal 2007 and are included in the Company’s capital expenditure plans. Refer to Footnote 11—Commitments and Contingencies for a discussion of the Company’s capital commitments under the License Agreement as amended by the Refurbishment Amendment.

Internet Agreement

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

6.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	February 3, 2007	January 28, 2006
Property and equipment:
Leasehold improvements	$321,019	$259,789
Store fixtures and equipment	229,880	186,683
Capitalized software	43,116	34,949
Construction in progress	58,529	20,809
	652,544	502,230
Less accumulated depreciation and amortization	(310,805)	(253,602)
Property and equipment, net	$341,739	$248,628

During the last three fiscal years, certain stores experienced declining performance and management estimated that future cash flows were insufficient to recover the carrying value of their assets. During fiscal 2006, the Company recorded asset impairment charges of $17.1 million. The fiscal 2006 asset impairment charges included a $9.6 million charge related to the renovation of 29 Mickey prototype stores, $7.1 million related to the Company’s decision not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with the Company’s decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website, and the remaining $0.4 million related to the write down of leasehold improvements and fixtures in five underperforming stores. The Company introduced the Mickey store prototype at the Disney Store in fiscal 2005 but was dissatisfied with the prototype from a brand, design and construction standpoint. The impairment charge for the 29 Mickey stores reflects stores that were unable to generate sufficient cash flow to cover the carrying value of their fixed assets prior to their renovation. During fiscal 2005 and fiscal 2004, the Company impaired certain fixed assets by $0.2 million and $0.2 million, respectively for one store deemed to be impaired in each of those years.

The Company capitalized approximately $1.0 million, $0.4 million and $0.5 million in programming and development costs of employees in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The Company also capitalized approximately $9.8 million, $9.6 million and $2.5 million in external software costs in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

During fiscal 2006 the Company capitalized no interest costs. During fiscal 2005, the Company capitalized approximately $0.3 million of interest costs relating primarily to the construction of its new distribution center facility.

As of February 3, 2007, the Company had $28.8 million in property and equipment for which payment had not been made, compared to $8.0 million as of January 28, 2006. These amounts are included in accounts payable and accrued expenses and other current liabilities.

7.      CREDIT FACILITIES

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

The Company had no outstanding borrowings under the 2004 Amended Loan Agreement as of February 3, 2007 or January 28, 2006. During the fiscal year ended February 3, 2007, various letters of credit were issued pursuant to the 2004 Loan Agreement, but there were no borrowings other than letters of credit that cleared after business hours. Letters of credit outstanding as of February 3, 2007 and January 28, 2006 were $51.5 million and $49.2 million, respectively. Availability as of February 3, 2007 and January 28, 2006 was $78.5 million and $74.1 million, respectively. The interest rate charged under the 2004 Amended Loan Agreement was 8.25% and 7.25% as of February 3, 2007 and January 28, 2006, respectively.

The 2004 Amended Loan Agreement contained covenants, which included limitations on the Company’s annual capital expenditures, the maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. The 2004 Amended Loan Agreement also contained covenants limiting the amount of funds the Company can invest in Hoop to $20 million in fiscal 2007 and $15 million in fiscal 2008. Noncompliance with these covenants could result in additional fees, could affect the Company’s ability to borrow or could require the Company to repay the outstanding balance.

Primarily as a result of the Company’s restatement and the delay in completing its financial statements caused by the stock option investigation, the Company was not in compliance with the financial reporting covenants under the 2004 Amended Loan Agreement as of February 3, 2007. However, the Company obtained waivers from its lenders for such noncompliance. There were no fees associated with obtaining these waivers during fiscal 2006.

Borrowing activity under this agreement was as follows (in thousands, except percentages):

	For the Fiscal Year Ended
	February 3, 2007	January 28, 2006
Average balance outstanding	$640	$18,906
Weighted average interest rate	8.16%	6.49%
Maximum balance outstanding	$7,516	$58,157

See below for information related to the Company’s June 2007 and November 2007 amendments and restatement of the 2004 Amended Loan Agreement.

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

The 2007 Amended Loan Agreement reduced the facility maximum to $100 million for borrowings and letters of credit, with a $30 million “accordion” feature that enables the Company to increase the facility to an aggregate amount of $130 million at its option. There is also a seasonal over-advance feature that enables the Company to borrow up to an additional $20 million from July 1 through October 31, subject to satisfying certain conditions, including a condition relating to earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12 month basis based upon the most recent financial statements furnished to Wells Fargo and the Company’s estimate of projected pro forma EBITDA for the over-advance period. The term of the facility ends on November 1, 2010. If the Company terminates the 2007 Amended Loan Agreement during the first year, there is termination fee of 0.5% of the $100 million facility maximum ($130 million if the accordion feature is in use) plus any seasonal over-advance amounts in effect. Under the 2007 Amended Loan Agreement the LIBOR margin has been reduced to 1.00% to 1.50%, depending upon the Company’s average excess availability, and the unused line fee has been reduced to 0.25%.

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

As discussed above, the Company was not in compliance with the financial reporting covenants under the 2004 Amended Loan Agreement when it executed the amendment and restatement. However, in the 2007 Amended Loan Agreement the Company received forbearance of these reporting requirements through July 31, 2007 and was subsequently granted a waiver through August 30, 2007, which was extended through January 1, 2008. There were no fees associated with obtaining the waiver through August 30, 2007; however, the Company was required to pay a fee of $102,000 to extend the waiver from August 30, 2007 through the date this Annual Report on Form 10-K was filed with the SEC.

Hoop Loan Agreement

As of November 21, 2004, the domestic Hoop entity entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) with Wells Fargo, as senior lender and syndicated and administrative agent, and certain other lenders, establishing a senior secured credit facility for Hoop. Through fiscal 2006, the Hoop Loan Agreement provided for borrowings up to $100 million (including a sublimit for letters of credit of $90 million). The term of the facility extended until November 21, 2007. The amount that could be borrowed under the Hoop Loan Agreement depended on the domestic Hoop entity’s level of inventory and accounts receivable.

Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of Hoop as well as a pledge of a portion of the equity interests in the Canada Hoop entity. Borrowings and letters of credit under the Hoop Loan Agreement are used by Hoop for working capital purposes for the Disney Store business. Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. During fiscal 2006, the prime rate margin was 0.25% and the LIBOR margin was 2.00% or 2.25%, depending on the domestic Hoop entity’s level of excess availability. The unused line fee was 0.30%.

There were no borrowings under the Hoop Loan Agreement as of February 3, 2007 and January 28, 2006, respectively. During fiscal 2005 and fiscal 2006, letters of credit were issued pursuant to the Hoop Loan Agreement, but there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours. Letters of credit outstanding as of February 3, 2007 and January 28, 2006 were $16.6 million and $25.8 million, respectively. Availability as of February 3, 2007 and January 28, 2006 was $31.6 million and $16.3 million, respectively. The interest rate charged under the Hoop Loan Agreement was 8.50% and 7.50% as of February 3, 2007 and January 28, 2006, respectively.

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

Primarily as a result of the delay in completion of the Company’s financial statements caused by the stock option investigation and its discussions with Disney regarding breaches of the License Agreement, the Company was not in compliance as of February 3, 2007 or thereafter with the financial reporting covenants under the Hoop Loan Agreement or the provision requiring Hoop to comply with the License Agreement. However, the Company obtained waivers from its lenders for such noncompliance. There were no fees associated with obtaining these waivers during fiscal 2006.

See below for information related to the Company’s June 2007 and August 2007 amendments and restatement of the Hoop Loan Agreement.

Borrowing activity under the Hoop Loan Agreement was as follows (in thousands, except percentages):

	For the Fiscal Year Ended
	February 3, 2007	January 28, 2006
Average balance outstanding	$365	$435
Weighted average interest rate	8.45%	6.91%
Maximum balance outstanding	$1,671	$4,848

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

As discussed above, the Company obtained waivers for its non-compliance with its reporting requirements under the Hoop Loan Agreement. There were no fees associated with obtaining these waivers through August 30, 2007. However, the Company was required to pay a fee of $48,000 to extend the waiver from August 30, 2007 through the date this Annual Report on Form 10-K was filed with the SEC.

Toronto Dominion Credit Facility

The Company had a credit facility with Toronto Dominion Bank (the “Toronto Dominion Credit Facility”) to support the Canadian subsidiary which operates The Children’s Place stores in Canada. The Toronto Dominion Credit Facility expired in fiscal 2005 and the Company does not plan to replace the facility. The Company did not borrow under the Toronto Dominion Credit Facility in fiscal 2005.

Letter of Credit Fees

Letter of credit fees approximated $0.8 million, $0.9 million and $0.5 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Letter of credit fees are included in cost of sales.

8.     INTEREST INCOME (EXPENSE), NET

The following table presents the components of the Company’s interest income (expense), net (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Interest income	$2,387	$1,035	$352
Tax-exempt income	2,944	1,728	496
Total interest income	5,331	2,763	848

Less:
Interest expense – credit facilities	97	1,002	399
Unused line fee	541	460	188
Amortization of deferred financing fees	349	370	109
Other fees	411	368	174
Interest income (expense), net	$3,933	$563	$(22)

9.      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following (in thousands):

	February 3, 2007	January 28, 2006
Prepaid property expense	$21,512	$23,838
Prepaid income taxes	5,958	—
Disney dollars and theme park tickets	7,096	8,744
Prepaid insurance	1,538	918
Prepaid supplies	1,097	495
Prepaid maintenance contracts	2,861	1,872
Other prepaid expenses	2,755	2,683
Prepaid expenses and other current assets	$42,817	$38,550

Disney dollars are a form of corporate scrip purchased by Hoop and sold in the Disney Stores. The scrip is considered legal tender in the Disney theme parks and Disney Stores. Disney theme park tickets are also purchased by Hoop and sold in the Disney Stores.

10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	February 3, 2007	January 28, 2006
Accrued salaries and benefits	$37,053	$23,934
Accrued real estate expenses	7,420	7,362
Customer liabilities	18,292	13,154
Accrued professional fees	6,265	3,431
Accrued store expenses	8,157	8,884
Sales taxes and other taxes payable	16,355	10,469
Accrued marketing	3,155	5,555
Accrued construction-in-progress	23,719	6,966
Accrued freight	2,328	4,029
Accrued insurance	3,518	2,662
Other accrued expenses	12,508	9,235
Accrued expenses and other current liabilities	$138,770	$95,681

11.   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases all of its stores, offices and distribution facilities (except the Ft. Payne distribution center which the Company owns), and certain office equipment, store fixtures and automobiles, under operating leases expiring through 2023. Certain leases include options to renew and certain leases require additional rent once a sales threshold is reached. The leases require fixed minimum annual rental payments plus, under the terms of certain leases, additional payments for taxes, other expenses and additional rent based upon sales.

Store, office and distribution facilities minimum rent, contingent rent and sublease income are as follows (in thousands):

	For the Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Minimum rentals	$175,609	$157,696	$108,585
Additional rent based upon sales	2,023	906	551
Sublease income	(559)	(543)	(180)

Future minimum annual lease payments under the Company’s operating leases at February 3, 2007 are as follows (dollars in thousands):

Fiscal year	Operating Leases
2007	$183,272
2008	172,508
2009	162,329
2010	144,585
2011	126,779
Thereafter	357,309
Total minimum lease payments	$1,146,782

Disney License Agreement Commitments

The Company’s acquisition of the DSNA Business was structured to create Hoop as separate legal entities to fund and operate the Disney Store business. The domestic Hoop entity was capitalized with $50 million on the Closing Date. In addition, the Company has agreed to invest up to an additional $50 million (which amount is subject to increase if certain distributions are made) to enable Hoop to comply with its respective obligations under the License Agreement and otherwise to fund its operations. The Company also guaranteed royalty payments and other obligations under the License Agreement up to a maximum of $25 million, plus expenses.

Beginning in fiscal 2007, under the License Agreement, as amended in April 2006, Hoop is also subject to minimum royalties. The minimum royalty payment is computed as the greater of:

•  60% of the royalty that would have been payable under the terms of the License Agreement for acquired stores in the base year, which was the year ended October 2, 2004, as if the License Agreement had been in effect in that year, increased at the rate of the Consumer Price Index, or

•  80% of the average of the royalty amount payable in the previous two years.

The Company estimates that the minimum royalty under the License Agreement will approximate $260 million over the remainder of the 15-year term of the License Agreement. This estimate does not include future increases or decreases in Disney Store sales and cost of living adjustments since these are unknown contingencies. The actual minimum royalty may differ materially from the amount currently estimated.

During fiscal 2006, the Company suspended the Disney Store renovation program because of dissatisfaction with the “Mickey” store prototype. As of February 3, 2007, the Company had remodeled 45 Disney Stores since acquisition. Pursuant to the License Agreement provisions, as amended in 2006, related to required remodeling following lease renewals and required remodeling of stores at least once every 12 years, the Company was required to remodel a total of approximately 145 stores as of February 3, 2007. As of February 3, 2007, the Company had remodeled 32 of these required stores, with the result that 113 of the store remodels required by that date under the terms of the License Agreement had not been completed by that date. The remaining 13 store remodels the Company had completed were not required pursuant to the provisions of the License Agreement.

The following table represents the Company’s estimated remodeling and maintenance obligations under the License Agreement as in effect as of February 3, 2007:

	Payments Due By Period
(dollars in thousands)	Total	1 year or less	1—3 years	3—5 years	More than 5 years
Disney Store remodel and maintenance obligations(1)	$237,206	$16,250	$35,750	$26,000	$159,206
Disney Store remodels in arrears(2)	73,450	73,450	—	—	—

(1)   Contractual amounts for Disney Store renovations are estimated based on License Agreement provisions as to the number of Disney Stores required to be remodeled each year. The License Agreement, among other things, requires the Company to remodel stores within a specified time period following a long-term lease renewal or at least once every 12 years.

(2)   Represents 113 store remodels required under the License Agreement to be completed by February 3, 2007 which had not been completed by that date. Since this commitment relates to prior years, the Company assumed for purposes of this table that the full amount, estimated at $650,000 per store, would be required in one year or less. However, as of February 3, 2007, the Company was in negotiations with Disney regarding potential modifications to the License Agreement to address the Company’s remodeling commitment.

Refer to Note 5—License Agreement with Disney for additional information regarding the August 2007 Refurbishment Amendment entered into by the Company and Disney which modified, supplemented and superseded certain provisions of the License Agreement, including the Company’s remodeling commitments through fiscal 2011, and created additional obligations on the part of the Company.

The following table represents the Company’s store opening, remodeling and maintenance commitments for the Disney Store business for the remainder of the initial term of the License Agreement (through fiscal 2019) taking into account the requirements of the Refurbishment Amendment that apply through fiscal 2011 as if the Refurbishment Amendment had been in effect at February 3, 2007:

	Payments Due By Period
(dollars in thousands)	Total	1 year or less	1—3 years	3—5 years	More than 5 years
Disney Store new store capital expenditures, remodeling and maintenance and refresh obligations(1)	$341,296	$17,245	$88,965	$80,490	$154,596

(1)   The Company’s Disney Store obligation of approximately $341.3 million is comprised of $175 million in remodel, retrofit and maintenance and refresh obligations through fiscal 2011 noted above, approximately $11.7 million in new store capital expenditures (18 stores estimated at $650,000 each) as provided for in the Refurbishment Amendment, and the Company’s remaining estimated obligation of approximately $154.6 million as provided for by the terms of the original License Agreement.

New Store Capital Commitments

As of February 3, 2007, the Company executed 40 leases for new stores (30 for The Children’s Place business and 10 for the Disney Store). The Company estimates the capital expenditures required to open and begin operating these stores will be approximately $30.5 million. The Company also expects to receive landlord lease incentives of approximately $12.5 million related to these stores.

Purchase Commitments

As of February 3, 2007, the Company has entered into various purchase commitments for merchandise for re-sale of approximately $388 million and equipment and construction commitments of approximately $66 million, including commitments related to its Ft. Payne, Alabama distribution center and its new administrative offices at 2 Emerson Lane in Secaucus, NJ.

Employment Agreements

The Company has entered into employment agreements with certain of its executives which provide for the payment of severance up to three times the executive’s salary and certain benefits following any termination without cause. These contracts commit the Company, in the aggregate, to approximately $5.6 million of employment termination costs, of which approximately $5.0 million represents severance payments. In addition, two executive officers have employment agreements that provide that Mr. Dabah’s departure constitutes “good reason” for such executives to terminate their employment agreements with us.

12.   LEGAL AND REGULATORY MATTERS

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

Matters Related to Stock Option Practices

SEC and U.S. Attorney Investigations

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

Nasdaq Proceedings

As the Company did not timely file its Quarterly Reports on Form 10-Q for the quarters ended July 29, 2006 and October 28, 2006, its Annual Report on Form 10-K for fiscal 2006, and its Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007 (collectively, the “Required Reports”), the Company has been out of compliance with the reporting requirements of the SEC and the Nasdaq Global Select Market (“Nasdaq”) for more than one year. Although the Company has now filed this Annual Report on Form 10-K for fiscal 2006 and its delinquent reports for the second and third quarters of fiscal 2006, it has not yet filed its Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007. Consequently, the Company continues to be in violation of the reporting requirements under the Securities and Exchange Act of 1934 (the “Exchange” Act) and the Nasdaq listing rules.

The Company has received various determination letters from the Staff of Nasdaq stating that because it was not in compliance with Nasdaq listing requirements, its common stock is subject to delisting. Since September 2006 the Company has been in contact with the Nasdaq Listing Qualifications Panel, Nasdaq’s Listing and Hearing Review Council, and the Board of Directors of the Nasdaq Stock Market LLC (the “Nasdaq Board”) regarding the Company’s inability to comply with Nasdaq’s listing requirements and when the Company might be able to again become compliant. The last communication the Company received from Nasdaq on this issue was from the Nasdaq Board on November 9, 2007 stating that the Company had until January 9, 2008, to file all of the Required Reports in order to regain compliance with Nasdaq’s listing requirements. If the Company has not regained compliance prior to that time, it will need to explain to the Nasdaq Staff the reasons for its inability to do so, in order for the Nasdaq Board to consider whether any further extension is warranted. The Company still needs to file its Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007 before it will have filed all of the Required Reports. There is no assurance that the Company will be able to meet the January 9, 2008 deadline, and if it does not, there is no assurance that the Nasdaq Board will grant the Company additional time to become compliant. If the Company fails to come into compliance by January 9, 2008 or any extended deadline that may be approved by Nasdaq, it is anticipated that the Company’s shares will be delisted from Nasdaq.

In addition, Nasdaq listing rules require that all issuers solicit proxies and hold an annual meeting of its shareholders within 12 months of the end of the issuer’s fiscal year end. In order for the Company to comply with this rule, it must hold its annual meeting of shareholders for the fiscal year ended February 3, 2007, no later than February 3, 2008. In addition, the Company must be current in its SEC filings before it can solicit proxies for such annual meeting of its shareholders. Accordingly, if the Company is unable to become current in its SEC filings in sufficient time for it to solicit proxies for an annual meeting of the Company’s shareholders by February 3, 2008, or if the Company otherwise fails to hold such meeting by February 3, 2008, the Company’s shares could be delisted from Nasdaq.

Shareholder Derivative Litigation

On January 17, 2007, a stockholder derivative action was filed against certain current members of the Board and certain current and former senior executives in the United States District Court, District of New Jersey. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of the Company’s current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Exchange Act and common law, (iv) caused the Company to issue false and misleading public statements, and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint seeks money damages, an accounting by the defendants for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The defendants have moved to dismiss the action and on or about June 15, 2007, the plaintiff filed an amended complaint adding, among other things, a claim for securities fraud under SEC rule 10b-5. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims and will defend itself vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract management and directors from the Company’s affairs, the costs and expenses of the litigation could unfavorably affect the Company’s net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

Other Litigation

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

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action status on behalf of Ms. Fong and other individuals similarly situated. The Company filed its answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant. The Company believes it has meritorious defenses to the claims. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims, the Company cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter.

In addition, the Company is involved in various legal proceedings arising in the normal course of business. Based on the claims asserted at this time, it is management’s opinion that it is unlikely that any ultimate liability arising out of such proceedings will have a material adverse effect on the Company’s business.

Refer to Note 18—Subsequent Events for further discussion of pending litigation.

13.   INCOME TAXES

Components of the Company’s provision for income taxes consisted of the following (dollars in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Current -
Federal	$34,497	$47,902	$17,601
State	11,442	10,473	3,415
Foreign	20,000	15,003	3,416
Total current	65,939	73,378	24,432
Deferred -
Federal	(23,878)	(28,688)	53
State	(4,345)	(6,574)	834
Foreign	(1,778)	(1,858)	757
Total deferred	(30,001)	(37,120)	1,644
Total provision for income taxes	35,938	36,258	26,076
Taxes on the extraordinary gain	—	(1,109)	(171)
Tax provision as shown on the consolidated statements of income	$35,938	$35,149	$25,905
Effective tax rate	29.1%	37.6%	39.1%

A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rate follows (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Calculated income tax provision at Federal statutory rate	$43,164	$33,679	$23,351
State income taxes, net of Federal benefit	4,613	2,534	2,764
Foreign tax rate differential	(5,265)	(4,195)	(369)
Stock option related expenses	(65)	(348)	543
American Jobs Creation Act repatriation	—	1,856	—
Nondeductible expenses	1,999	317	34
Foreign tax credits	(9,479)	—	—
Other	971	2,415	(247)
Total tax provision	35,938	36,258	26,076
Taxes on the extraordinary gain	—	(1,109)	(171)
Tax provision as shown on the consolidated statements of income	$35,938	$35,149	$25,905

Temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

	February 3, 2007	January 28, 2006
Current –
Assets
Inventory	$11,874	$5,719
Reserves	8,086	4,130
Foreign tax credits	1,470	—
Total current assets	21,430	9,849
Liabilities – prepaid expenses	(5,020)	(4,462)
Total current, net	16,410	5,387
Noncurrent –
Depreciation	20,859	17,681
Deferred rent	18,071	16,945
Deferred royalty	18,328	10,848
Equity compensation	4,831	3,935
Foreign tax credits	3,703	—
Other	3,247	759
Total noncurrent	69,039	50,168
Total deferred tax asset, net	$85,449	$55,555

During the fourth quarter of 2006, the Company received a one time cash dividend of approximately $17 million from some of its Canadian subsidiaries. This dividend brought with it approximately $24 million of foreign tax credits. These foreign tax credits can be utilized to reduce U.S. income tax and expire in 2016. The Company’s fiscal 2006 tax provision was reduced by approximately $9.5 million after the effect of this transaction. The Company estimates approximately $5.2 million of these credits will be carried forward and realized in future years. Foreign tax credits are allowed to be carried back one year and carried forward for 10 years.

In the fourth quarter of fiscal 2005, the Company’s Board approved a domestic reinvestment plan to repatriate approximately $45 million under the American Jobs Creation Act of 2004 (the “Act”). These foreign earnings were previously considered to be indefinitely reinvested outside the United States. Accordingly, in the fourth quarter of fiscal 2005, the Company recorded income tax expense of approximately $1.9 million associated with this repatriation of earnings. The Act created a temporary incentive for the Company to repatriate earnings accumulated outside the U.S. by allowing the Company to reduce its taxable income by 85% of certain eligible dividends received from non-U.S. subsidiaries by the end of 2005.

As of February 3, 2007, the Company has not provided for Federal taxes on approximately $49.8 million of unremitted earnings of its foreign subsidiaries. The Company intends to reinvest these earnings overseas to fund expansion in Canada and other foreign markets. Accordingly, the Company has not provided any provision for income tax expenses in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods in which the deferred tax assets are realizable as of February 3, 2007, management believes it is more likely than not the Company will realize the benefits of these assets.

The Company plans to adopt FIN 48 at the beginning of fiscal 2007. The Company, in its opening balance sheet for 2007, is required to reflect, as a cumulative adjustment to the Company’s retained earnings, the impact of  FIN 48 on its income tax accruals for all prior years subject to adjustment by federal, state, local and foreign taxing authorities (open years). The Company has undertaken an analysis of all material tax positions for all open years and estimated the transition amounts with respect to each item at the effective date. The Company has determined that an adjustment of approximately $6.6 million to reduce retained earnings is required as the result of applying FIN 48. The Company expects no material change for the next 12 months as a result of adopting FIN 48. The Company will continue to include interest and penalties as part of the provision for income taxes.

14.   SAVINGS AND INVESTMENT PLAN

The Company has adopted The Children’s Place 401(k) Savings Plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) Plan is a defined contribution plan established to provide retirement benefits for employees. The 401(k) Plan is employee funded up to an elective annual deferral and also provides for the Company to make matching contributions to the 401(k) Plan.

During fiscal 2006, the 401(k) Plan was available for all employees who had completed 90 days of service with the Company. Following guidance in IRS Notice 98-52 related to the design-based alternative, or “safe harbor,”

401(k) plan method, the Company modified its 401(k) Plan effective for fiscal 2006 regarding future Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matched the first 3% of the participant’s contribution and 50% of the next 2% of the participant’s contribution and the Company match contribution vested immediately. For highly compensated associates, the Company matched the lesser of 50% of the participant’s contribution or 2.5% of the participant’s covered compensation and the Company match contribution vests over five years. The Company’s fiscal 2006 matching contributions were approximately $2.6 million.

During fiscal 2005, the 401(k) Plan was available to all employees who had completed 90 days of service with the Company. The Company made a one-time qualified non-elective contribution (“QNEC”) in fiscal 2005 that provided for a higher Company match for certain associates to enable the Company’s 401(k) Plan to pass certain Internal Revenue Service tests. Other than the one-time QNEC contribution, the Company matched the lesser of 50% of the participant’s contribution or 2.5% of the participant’s covered compensation. The Company’s fiscal 2005 matching contributions to the 401(k) Plan, including the QNEC contribution, were approximately $1.9 million.

During fiscal 2004, the 401(k) Plan was available to all employees who had completed one year of service with the Company. The Company matched the lesser of 50% of the participant’s contribution or 2.5% of the participant’s covered compensation, and such fiscal 2004 matching contributions were approximately $1.0 million.

Under statutory requirements, the Company contributes to retirement plans for its Canadian and Asian operations. Contributions under these plans in fiscal 2006, fiscal 2005 and fiscal 2004 were $0.1 million, $0.1 million and $0.0, respectively.

15.   SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables provide fiscal 2006, fiscal 2005, and fiscal 2004 segment level financial information (dollars in millions):

	Year ended February 3, 2007
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$1,405.4	$612.3	$—	$2,017.7
Asset impairment charges	0.4	16.7	—	17.1
Depreciation and amortization	50.6	7.7	7.4	65.7
Operating profit (loss)	204.5	11.4	(96.5)	119.4
Operating profit (loss) as a percent of net sales	14.6%	1.9%	—%	5.9%
Interest income (expense), net	2.7	1.2	—	3.9
Total assets	669.0	251.2	19.3	939.5
Capital expenditures	$98.2	$46.4	$10.5	$155.1

	Year ended January 28, 2006
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$1,171.0	$497.7	$—	$1,668.7
Asset impairment charges	0.2	—	—	0.2
Depreciation and amortization	45.1	1.7	6.1	52.9
Operating profit (loss)	162.1	(2.8)	(66.4)	92.9
Operating profit (loss) as a percent of net sales	13.8%	(0.6)%	—%	5.6%
Interest income (expense), net	(0.7)	1.3	—	0.6
Total assets	538.5	209.4	16.1	764.0
Capital expenditures	$44.3	$33.0	$11.9	$89.2

	Year ended January 29, 2005
	The Children’s Place	Disney Store (1)	Shared Services	Total Company
Net sales	$994.1	$163.4	$—	$1,157.5
Asset impairment charges	0.2	—	—	0.2
Depreciation and amortization	43.4	—	5.6	49.0
Operating profit (loss)	108.0	6.2	(47.9)	66.3
Operating profit (loss) as a percent of net sales	10.9%	3.8%	—%	5.7%
Interest income (expense), net	—	—	—	—
Total assets	401.1	206.7	10.0	617.8
Capital expenditures	$52.8	$0.7	$4.3	$57.8

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

Revenues attributable to domestic and foreign operations were as follows (in millions):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
United States and Puerto Rico	$1,822.5	$1,525.0	$1,068.5
Canada	195.2	143.7	89.0
Total	$2,017.7	$1,668.7	$1,157.5

The Company’s long-lived assets, by geographic region, are comprised of net property and equipment, long-term deferred income taxes and other assets, and are as follows (in millions):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006
United States and Puerto Rico	$379.4	$269.4
Canada	33.1	32.7
Asia	1.4	1.9
Total	$413.9	$304.0

16.   QUARTERLY FINANCIAL DATA (UNAUDITED)

In the opinion of management, the unaudited condensed consolidated financial statements presented below contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position and results of operations and have been prepared in a manner consistent with the audited financial statements contained herein. Due to the seasonal nature of the Company’s business, the results of operations in any given interim period are not indicative of operating results for a full fiscal year.

The following tables summarize the quarterly condensed consolidated statements of income data for the periods indicated, giving effect to the restatements described in Note 2—Restatement of Consolidated Financial Statements (in thousands, except per share amounts):

	Fiscal Year Ended February 3, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$426,509	$395,614	$550,410	$645,180
Gross profit	166,963	137,314	242,148	281,988
Selling, general and administrative expenses	129,814	143,247	160,416	192,774
Asset impairment charges	—	—	417	16,649
Depreciation and amortization	14,207	15,858	16,327	19,309
Operating income (loss)	22,942	(21,791)	64,988	53,256
Net income (loss)	14,720	(13,519)	41,528	44,661
Basic net income (loss) per common share	$0.52	$(0.47)	$1.43	$1.54
Diluted net income (loss) per common share	$0.50	$(0.47)	$1.38	$1.48

	Fiscal Year Ended January 28, 2006
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
Net sales	$369,217	$318,750	$441,051	$539,718
Gross profit	141,981	98,754	185,420	233,858
Selling, general and administrative expenses	113,325	119,251	130,381	151,036
Asset impairment charges	—	229	15	—
Depreciation and amortization	12,124	12,496	13,006	15,260
Operating income (loss)	16,532	(33,222)	42,018	67,562
Net income (loss)	10,042	(20,119)	28,738	41,308
Basic net income (loss) per common share	$0.37	$(0.73)	$1.04	$1.48
Diluted net income (loss) per common share	$0.35	$(0.73)	$1.01	$1.42

(1)    Third quarter of fiscal 2005 included an extraordinary gain of approximately $1.7 million, or $0.06 per share, after taxes, resulting from the finalization of the difference between the fair value of the DSNA Business acquired versus the amount the Company paid (See Note 4—Acquisition of the DSNA Business.)

Consolidated Balance Sheet Impact

The following table reconciles the quarterly condensed consolidated balance sheet data previously reported to the restated amounts for the first quarter of the fiscal year ended February 3, 2007 (in thousands, except per share amounts):

	April 29, 2006
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
ASSETS
Current assets
Cash and cash equivalents	$175,752	$—	$(62,445)	$113,307
Investments	—	—	62,445	62,445
Accounts receivable	35,301	—	150	35,451
Inventories	215,326	—	(1,132)	214,194
Prepaid expenses and other current assets	36,860	—	1,816	38,676
Deferred income taxes	6,042	—	561	6,603
Total current assets	469,281	—	1,395	470,676

Long term assets:
Property and equipment, net	260,318	—	—	260,318
Deferred income taxes	48,711	4,384	975	54,070
Other assets	4,818	—	—	4,818
Total assets	$783,128	$4,384	$2,370	$789,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$92,300	$—	$(1,455)	$90,845
Income taxes payable	12,544	—	3,707	16,251
Accrued expenses, interest and other current liabilities	91,853	3,297	(512)	94,638
Total current liabilities	196,697	3,297	1,740	201,734
Deferred rent liabilities	110,244	—	—	110,244
Deferred royalties	31,233	—	—	31,233
Other long term liabilities	6,196	—	—	6,196
Total liabilities	344,370	3,297	1,740	349,407

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value	2,872	—	—	2,872
Preferred stock, $1.00 par value	—	—	—	—
Additional paid-in capital	164,154	12,247	—	176,401
Accumulated other comprehensive income	8,942	—	(1,038)	7,904
Retained earnings	262,790	(11,160)	1,668	253,298
Total stockholders’ equity	438,758	1,087	630	440,475
Total liabilities and stockholders’ equity	$783,128	$4,384	$2,370	$789,882

(1)   Other adjustments relate to personal property taxes certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years and inventory adjustments.

The following tables reconcile the quarterly condensed consolidated balance sheet data previously reported to the restated amounts for the quarters in fiscal year ended January 28, 2006 (in thousands, except per share amounts):

	April 30, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$106,467	$—	$—	$106,467
Investments	42,515	—	—	42,515
Accounts receivable	21,248	—	(545)	20,703
Inventories	158,200	—	(1,091)	157,109
Prepaid expenses and other current assets	37,979	—	947	38,926
Deferred income taxes	3,922	—	(380)	3,542
Total current assets	370,331	—	(1,069)	369,262

Long term assets:
Property and equipment, net	203,391	—	—	203,391
Deferred income taxes	16,683	1,172	(1,140)	16,715
Other assets	3,506	—	—	3,506
Total assets	$593,911	$1,172	$(2,209)	$592,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$—	$—	$—	$—
Accounts payable	86,944	—	(866)	86,078
Income taxes payable	9,604	—	472	10,076
Accrued expenses, interest and other current liabilities	73,509	897	(3,937)	70,469
Total current liabilities	170,057	897	(4,331)	166,623
Deferred rent liabilities	93,490	—	—	93,490
Deferred royalties	10,391	—	—	10,391
Other long term liabilities	2,957	—	—	2,957
Total liabilities	276,895	897	(4,331)	273,461

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value	2,746	—	—	2,746
Preferred stock, $1.00 par value	—	—	—	—
Additional paid-in capital	118,514	5,765	—	124,279
Accumulated other comprehensive income	4,084	—	(347)	3,737
Retained earnings	191,672	(5,490)	2,469	188,651
Total stockholders’ equity	317,016	275	2,122	319,413
Total liabilities and stockholders’ equity	$593,911	$1,172	$(2,209)	$592,874

(1)   Other adjustments relate to personal property taxes certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years and inventory adjustments.

	July 30, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$121,958	$—	$—	$121,958
Accounts receivable	22,162	—	75	22,237
Inventories	180,708	—	(696)	180,012
Prepaid expenses and other current assets	56,766	—	1,136	57,902
Deferred income taxes	3,784	—	(456)	3,328
Total current assets	385,378	—	59	385,437

Long term assets:
Property and equipment, net	208,507	—	—	208,507
Deferred income taxes	17,067	1,338	(1,037)	17,368
Other assets	3,346	—	—	3,346
Total assets	$614,298	$1,338	$(978)	$614,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$23,090	$—	$—	$23,090
Accounts payable	82,065	—	(888)	81,177
Income taxes payable	—	—	604	604
Accrued expenses, interest and other current liabilities	89,330	1,423	(2,261)	88,492
Total current liabilities	194,485	1,423	(2,545)	193,363
Deferred rent liabilities	95,127	—	—	95,127
Deferred royalties	14,627	—	—	14,627
Other long term liabilities	2,957	—	—	2,957
Total liabilities	307,196	1,423	(2,545)	306,074

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value	2,772	—	—	2,772
Preferred stock, $1.00 par value	—	—	—	—
Additional paid-in capital	126,273	6,346	—	132,619
Accumulated other comprehensive income	5,296	—	(635)	4,661
Retained earnings	172,761	(6,431)	2,202	168,532
Total stockholders’ equity	307,102	(85)	1,567	308,584
Total liabilities and stockholders’ equity	$614,298	$1,338	$(978)	$614,658

(1)   Other adjustments relate to personal property taxes certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years and inventory adjustments.

	October 29, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$122,428	$—	$—	$122,428
Accounts receivable	26,702	—	113	26,815
Inventories	261,160	—	(1,078)	260,082
Prepaid expenses and other current assets	51,217	—	1,352	52,569
Deferred income taxes	3,593	—	(543)	3,050
Total current assets	465,100	—	(156)	464,944

Long term assets:
Property and equipment, net	216,505	—	—	216,505
Deferred income taxes	18,991	1,459	(1,059)	19,391
Other assets	3,368	—	—	3,368
Total assets	$703,964	$1,459	$(1,215)	$704,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$55,299	$—	$—	$55,299
Accounts payable	87,282	—	(1,371)	85,911
Income taxes payable	9,477	—	888	10,365
Accrued expenses, interest and other current liabilities	89,349	1,624	(2,175)	88,798
Total current liabilities	241,407	1,624	(2,658)	240,373
Deferred rent liabilities	101,757	—	—	101,757
Deferred royalties	19,530	—	—	19,530
Other long term liabilities	2,976	—	—	2,976
Total liabilities	365,670	1,624	(2,658)	364,636

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value	2,775	—	—	2,775
Preferred stock, $1.00 par value	—	—	—	—
Additional paid-in capital	126,850	6,677	—	133,527
Accumulated other comprehensive income	6,915	—	(915)	6,000
Retained earnings	201,754	(6,842)	2,358	197,270
Total stockholders’ equity	338,294	(165)	1,443	339,572
Total liabilities and stockholders’ equity	$703,964	$1,459	$(1,215)	$704,208

(1)   Other adjustments relate to personal property taxes certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years and inventory adjustments.

Consolidated Statements of Income

The following table reconciles the quarterly condensed consolidated statement of income data previously reported to the restated amounts for the first quarter in fiscal year ended February 3, 2007 (in thousands, except per share amounts):

	Thirteen Weeks Ended April 29, 2006
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Net sales	$426,509	$—	$—	$426,509
Cost of sales (exclusive of depreciation shown separately below)	258,926	120	500	259,546
Gross profit	167,583	(120)	(500)	166,963
Selling, general and administrative expenses	129,430	1,211	(827)	129,814
Depreciation and amortization	14,207	—	—	14,207
Operating income	23,946	(1,331)	327	22,942
Interest income (expense), net	877	—	—	877
Income before income taxes	24,823	(1,331)	327	23,819
Provision for income taxes	9,482	(544)	161	9,099
Net income	$15,341	$(787)	$166	$14,720
Basic net income per common share	$0.54	$(0.03)	$0.01	$0.52
Basic weighted average common shares outstanding	28,242			28,242
Diluted net income per common share	$0.52	$(0.03)	$0.01	$0.50
Diluted weighted average common shares and common share equivalents outstanding	29,410	93	—	29,503

(1)   Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

The following tables reconcile the quarterly condensed consolidated statement of income data previously reported to the restated amounts for the quarters in fiscal year ended January 28, 2006 (in thousands, except per share amounts):

	Thirteen Weeks Ended April 30, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Net sales	$369,217	$—	$—	$369,217
Cost of sales (exclusive of depreciation shown separately below)	227,687	95	(546)	227,236
Gross profit	141,530	(95)	546	141,981
Selling, general and administrative expenses	113,424	146	(245)	113,325
Depreciation and amortization	12,124	—	—	12,124
Operating income	15,982	(241)	791	16,532
Interest income (expense), net	95	—	—	95
Income before income taxes	16,077	(241)	791	16,627
Provision for income taxes	6,279	(153)	459	6,585
Net income	$9,798	$(88)	$332	$10,042
Basic net income per common share	0.36	—	0.01	0.37
Basic weighted average common shares outstanding	27,383			27,383
Diluted net income per common share	$0.34	$—	$0.01	$0.35
Diluted weighted average common shares and common share equivalents outstanding	28,611	(181)	—	28,430

(1)   Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

	Thirteen Weeks Ended July 30, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Net sales	$318,750	$—	$—	$318,750
Cost of sales (exclusive of depreciation shown separately below)	219,675	269	52	219,996
Gross profit	99,075	(269)	(52)	98,754
Selling, general and administrative expenses	117,663	1,192	396	119,251
Asset impairment charges	229	—	—	229
Depreciation and amortization	12,496	—	—	12,496
Operating income	(31,313)	(1,461)	(448)	(33,222)
Interest income (expense), net	335	—	—	335
Income before income taxes	(30,978)	(1,461)	(448)	(32,887)
Provision for income taxes	(12,067)	(520)	(181)	(12,768)
Net income	$(18,911)	$(941)	$(267)	$(20,119)
Basic net income per common share (2)	$(0.68)	$(0.03)	$(0.01)	$(0.73)
Basic weighted average common shares outstanding	27,683			27,683
Diluted net income per common share (2)	$(0.68)	$(0.03)	$(0.01)	$(0.73)
Diluted weighted average common shares and common share equivalents outstanding	27,683	—	—	27,683

(1)   Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

(2)   Basic and diluted earnings per share may not add due to rounding.

	Thirteen Weeks Ended October 29, 2005
	As Reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Net sales	$441,051	$—	$—	$441,051
Cost of sales (exclusive of depreciation shown separately below)	255,883	103	(355)	255,631
Gross profit	185,168	(103)	355	185,420
Selling, general and administrative expenses	129,711	582	88	130,381
Asset impairment charges	15	—	—	15
Depreciation and amortization	13,006	—	—	13,006
Operating income	42,436	(685)	267	42,018
Interest expense, net	(139)	—	—	(139)
Income before income taxes and extraordinary gain	42,297	(685)	267	41,879
Provision for income taxes	14,969	(274)	111	14,806
Income before extraordinary gain	27,328	(411)	156	27,073
Extraordinary gain, net of taxes	1,665	—	—	1,665
Net income	$28,993	$(411)	$156	$28,738
Basic net income per common share before extraordinary gain (2)	$0.99	$(0.01)	$0.01	$0.98
Extraordinary gain, net of taxes	0.06	—	—	0.06
Basic net income per common share (2)	$1.05	$(0.01)	$0.01	$1.04
Basic weighted average common shares outstanding	27,740			27,740
Diluted net income per common share before extraordinary gain	$0.95	$(0.01)	$0.01	$0.95
Extraordinary gain, net of taxes	0.06	—	—	0.06
Diluted net income per common share	$1.01	$(0.01)	$0.01	$1.01
Diluted weighted average common shares and common share equivalents outstanding	28,736	(160)	—	28,576

(1)   Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

(2)   Basic earnings per share may not add due to rounding.

	Thirteen Weeks Ended January 28, 2006
	As reported	Stock Option Related Adjustments	Other Adjustments(1)	As Restated
Net sales	$539,718	$—	$—	$539,718
Cost of sales (exclusive of depreciation shown separately below)	304,251	1,765	(156)	305,860
Gross profit	235,467	(1,765)	156	233,858
Selling, general and administrative expenses	144,642	4,775	1,619	151,036
Depreciation and amortization	15,260	—	—	15,260
Operating income	75,565	(6,540)	(1,463)	67,562
Interest income (expense), net	272	—	—	272
Income before income taxes	75,837	(6,540)	(1,463)	67,384
Provision for income taxes	30,142	(3,009)	(607)	26,526
Net income	$45,695	$(3,531)	$(856)	$41,308
Basic net income per common share	$1.64	$(0.13)	$(0.03)	$1.48
Basic weighted average common shares outstanding	27,863			27,863
Diluted net income per common share	$1.57	$(0.12)	$(0.03)	$1.42
Diluted weighted average common shares and common share equivalents outstanding	29,105	(174)	—	28,931

(1)   Other adjustments relate to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

17.   RELATED PARTY TRANSACTIONS

SKM Financial Advisory Services

In conjunction with a 1996 private placement, the Company sold common stock to two funds, the SK Equity Fund, L.P. and the SK Investment Fund, L.P. (collectively, the “SK Funds”) managed by Saunders, Karp & Megrue, L.P. (“SKM”). In addition, the Company entered into a management agreement with SKM which provided for the payment of an annual fee of approximately $0.2 million, payable quarterly in advance, in exchange for certain financial advisory services. This management agreement remained in effect until SKM or any of its affiliates’ total ownership of the Company’s common stock was less than 10% on a fully diluted basis. On November 18, 2004, the SK funds sold the Company’s common stock, which brought their ownership position to less than 10% on a fully diluted basis. Effective for fiscal 2005, the management agreement with SKM was no longer in effect. Pursuant to this management agreement, the Company incurred fees and expenses of approximately $0.2 million in fiscal year 2004.

Merchandise for Re-Sale

During fiscal 2006 and fiscal 2005, the Company purchased approximately $3.2 million and $0.3 million, respectively, of footwear from Nina Footwear Corporation. Stanley Silverstein, who is a member of the Board and the father-in-law of Ezra Dabah, former CEO, owns Nina Footwear Corporation with his brother.

Employment of Family Members

Ezra Dabah, CEO of the Company until his resignation on September 24, 2007, is the son-in-law of Stanley Silverstein, a member of the Board of Directors. Nina Miner, who is Mr. Silverstein’s daughter and Mr. Dabah’s sister-in-law, is employed by the Company. Ms. Miner served as Chief Creative Officer for the Children’s Place business. Refer to Note 18—Subsequent Events for further discussion of changes in Senior Management.

Jason Yagoda, Mr. Dabah’s son-in-law and the husband of Mr. Silverstein’s granddaughter, was employed as Vice President, Marketing, Disney Store and left the employ of the Company effective as of January 19, 2007. The aggregate compensation paid to Mr. Dabah’s relatives, including Ms. Miner and Mr. Yagoda, employed by the Company is as follows (in thousands, except share amounts):

Fiscal year ended:	Cash Compensation (2)	Stock Options	Performance Shares (3)
February 3, 2007	$1,583	—	79,019
January 28, 2006(1)	2,206	150,000	—
January 29, 2005(1)	1,506	57,050	—

(1)   Fiscal 2006 reflects aggregate compensation to two of Mr. Dabah’s immediate family members, as defined in Item 404(a) of the Exchange Act. Fiscal 2005 and fiscal 2004 reflect aggregate compensation to all of Mr. Dabah’s relatives (four such individuals in each year) who were employed during each year.

(2)   Cash compensation in fiscal 2006 includes a housing allowance for Mr. Yagoda. Cash compensation in fiscal 2005 includes relocation and housing allowances provided to two of Mr. Dabah’s relatives who were directly employed by the Disney Store business during fiscal 2005.

(3)   The 22,521 performance shares awarded to Mr. Yagoda in fiscal 2006 were forfeited upon his departure from the Company.

Shareholder Receivable

In August, 1999, the Company incurred approximately $0.2 million in legal, accounting, printing and other costs for a secondary offering that was subsequently canceled. SKM, Ezra Dabah, former CEO, and Stanley Silverstein, who is a member of the Board of Directors and Mr. Dabah’s father-in-law, had agreed to reimburse the Company for these costs, which were included on the balance sheet as a component of other assets. As of April 15, 2004, SKM and Mr. Dabah reimbursed the Company approximately $0.2 million for their portions of the shareholder receivable. On March 7, 2005, Mr. Silverstein reimbursed the Company for the remaining $30,000 outstanding portion of the shareholder receivable.

18.   SUBSEQUENT EVENTS (Unaudited)

Class Action Litigation

On September 21, 2007 a second stockholder class action was filed against the Company and certain current and former senior executives in the United States District Court, Southern District of New York. This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims and will defend against the claims vigorously, no assurance can be given as to the outcome of this litigation.

On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives. This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. According to this complaint, more recent disclosures establish the misleading nature of these earlier disclosures. This complaint seeks, among other relief, class certification of the lawsuit, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees. The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract our management and directors from the Company’s affairs, the costs and expenses of the litigation could unfavorably affect our net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act (“FACTA”) and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims and will defend itself vigorously, no assurance can be given as to the outcome of this litigation.

Changes in Senior Management

On September 24, 2007, Mr. Ezra Dabah, CEO, resigned from the Company effective immediately. Upon his resignation, Mr. Charles Crovitz, a member of the Company’s Board of Directors, assumed the responsibilities of CEO on an interim basis. The Company estimates it will record approximately $4.0 million in the third quarter of fiscal 2007 in severance and benefit related expenses payable to Mr. Dabah.

On September 26, 2007, the Board completed its consideration of certain violations of the Company’s policies and procedures regarding irregularities in expense reimbursement practices on the part of Ms. Miner. The Board imposed significant sanctions on Ms. Miner, including changing her position so that Ms. Miner will no longer be an officer of the Company.

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

In September 2007, the Company hired Gary Flaks, as the Company’s Vice President, Footwear. Mr. Flaks is the brother of Richard Flaks, a named executive officer and the Company’s Senior Vice President, Planning, Allocation and Information Technology.

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

(a)(2) Financial Statement Schedules

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED FEBRUARY 3, 2007, JANUARY 28, 2006 AND JANUARY 29, 2005

(in thousands)

COLUMN A	COLUMN B	COLUMN C—ADDITIONS		COLUMN D	COLUMN E
	Balance at beginning of year	Charged to expenses	Charged to other accounts	Deductions	Balance at end of year
Inventory markdown reserve(1)
Fiscal year ended February 3, 2007	$2,353	$7,068	$—	$(234)	$9,187
Fiscal year ended January 28, 2006	3,776	1,695	—	(3,118)	2,353
Fiscal year ended January 29, 2005	1,614	2,754	—	(592)	3,776

(1)    Reflects quarterly adjustment of out-of-season merchandise inventories to realizable value. Column C represents increases to the reserve and Column D represents decreases to the reserve based on this quarterly assessment of the reserve. Markdowns are taken to sell through out-of-season merchandise inventory.

(a)(3) Exhibits

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company filed as an exhibit to the registrant’s Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.

3.2(1)	Amended and Restated By-Laws of the Company filed as an exhibit to the registrant’s Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.

4.1(1)	Form of Certificate for Common Stock of the Company filed as an exhibit to the registrant’s Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.

10.1(1)(*)	1996 Stock Option Plan of The Children’s Place Retail Stores, Inc. filed as an exhibit to the registrant’s Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.

10.2(1)(*)	1997 Stock Option Plan of The Children’s Place Retail Stores, Inc. filed as an exhibit to the registrant’s Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.

10.3(*)

Amended and Restated 2005 Equity Incentive Plan Of The Children’s Place Retail Stores, Inc., filed as an Exhibit 10.2 to the registrant’s current report on Form 8-K dated June 23, 2005 is incorporated by reference herein.

10.4(1)(*)	The Children’s Place Retail Stores, Inc.’s Employee Stock Purchase Plan filed as an exhibit to the registrant’s Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.

10.5(+)(*)	The Children’s Place Retail Stores, Inc. 401(k) Plan, as amended.

10.6(1)

Form of Indemnification Agreement between the Company and the members of its Board of Directors filed as an exhibit 10.7 to the registrant’s Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.

10.7

Lease for a distribution center and corporate headquarters facility (915 Secaucus Road) between the Company and Hartz Mountain Associates, dated June 30, 1998 filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended August 1, 1998 is incorporated by reference herein.

10.8

Amendment to a lease for a distribution center and corporate headquarters facility (915 Secaucus Road) between the Company and Hartz Mountain Associates, dated November 20, 1998 filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1998 is incorporated by reference herein.

10.9

Lease Termination Agreement for a distribution center and corporate headquarters facility (915-900 Secaucus Road) between the Company and Hartz Mountain Associates, dated May 3, 2006 filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 is incorporated by reference herein.

10.10(+)	Rescission of Lease Termination Agreement for a distribution center and corporate headquarters facility (915 Secaucus Road) between the Company and Hartz Mountain Associates, dated November 27, 2006.

10.11

Lease Agreement between the Company and Haven Gateway LLC (Ontario California Distribution Center), dated as of August 17, 2000 filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 2000 is incorporated by reference herein.

10.12

Notification letter dated April 9, 2007 to Haven Gateway LLC indicating that the Company was exercising its right to extend its lease of the Ontario California distribution center for an additional thirty three (33) months as filed as Exhibit 10.1 to Form 8-K dated April 12, 2007.

10.13

Lease Agreement as of August 12, 2003 between Orlando Corporation and The Children’s Place (Canada), LP, together with Indemnity Agreement as of August 12, 2003 between the Company and Orlando Corporation, together with Surrender of Lease as of August 12, 2003 between the Company and Orlando Corporation and Orion Properties Ltd. (Canadian Distribution Center) filed

Exhibit	Description
as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ending November 1, 2003 is incorporated by reference herein.

10.14

Lease Agreement between the Company and Turnpike Crossing I, LLC (Dayton New Jersey Distribution Center), dated as of July 14, 2004 filed as Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 is incorporated by reference herein.

10.15

Lease Agreement between the Company and Hartz Mountain Metropolitan (2 Emerson Corporate Headquarters), dated May 3, 2006 filed as Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated by reference herein.

10.16(+)	Lease Modification Agreement between the Company and Hartz Mountain Metropolitan (2 Emerson Corporate Headquarters) dated November 27, 2006.

10.17(+)	Lease Agreement between the Company and 443 South Raymond Owner, LLC (Administrative offices in Pasadena, CA) as of January 21, 2005.

10.18(+)	First Amendment to Lease Agreement between the Company and 443 South Raymond Owner, LLC (Administrative offices in Pasadena, CA) as of January 21, 2005.

10.19

Acquisition Agreement dated as of October 19, 2004 by and among Disney Enterprises, Inc., Disney Credit Card Services, Inc., Hoop Holdings, LLC and Hoop Canada Holdings, Inc. filed as Exhibit 2.1 to registrant’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated by reference herein.

10.20

License and Conduct of Business Agreement dated as of November 21, 2004 by and among TDS Franchising, LLC, The Disney Store, LLC and The Disney Store (Canada) Ltd. filed as Exhibit 10.4 to registrant’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated by reference herein. This exhibit omits information for which the Commission has granted our request for confidential treatment.

10.21

Guaranty and Commitment dated as of November 21, 2004 by The Children’s Place Retail Stores, Inc. and Hoop Holdings, LLC in favor of The Disney Store, LLC, The Disney Store (Canada) Ltd. and TDS Franchising, LLC. filed as Exhibit 10.5 to registrant’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated by reference herein.

10.22

Letter Agreement dated April 6, 2006 amending the Internet start date among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC filed in registrant’s Annual Report on Form 10-K for the period ended January 28, 2006 is incorporated by reference herein.

10.23

Letter Agreement dated April 5, 2006 amending the refurbishment commitment among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC filed in registrant’s Annual Report on Form 10-K for the period ended January 28, 2006 is incorporated by reference herein.

10.24(+)

First Amendment to Fifth Amended and Restated Loan and Security Agreement, dated November 2, 2007 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent.

10.25

Fourth Amended and Restated Loan and Security Agreement dated as of October 30, 2004 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated by reference herein.

10.26

First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated December 31, 2004 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed in registrant’s Annual Report on Form 10-K filed April 14, 2005 for the period ended January 29, 2005 is incorporated by reference herein.

10.27

Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated April 12, 2005 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories, thereto, as borrowers, the financial institutions named therein, and Wells Fargo

Exhibit	Description
Retail Finance, LLC, as agent filed as Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2005 is incorporated by reference herein.

10.28

Third Amendment to Fourth Amended and Restated Loan and Security Agreement, dated July 29, 2005 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.01 to registrant’s Form 8-K dated July 29, 2005 is incorporated by reference herein.

10.29

Fourth Amendment to Fourth Amended and Restated Loan and Security Agreement dated April 11, 2006 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed in registrant’s Annual Report on Form 10-K for the period ended January 28, 2006 is incorporated by reference herein.

10.30(+)

Fifth Amended and Restated Loan and Security Agreement, dated June 28, 2007 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent.

10.31(+)

Letter of Credit Agreement dated June 28, 2007 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent.

10.32

Loan and Security Agreement dated as of November 21, 2004 between The Disney Store, LLC and Hoop Retail Stores, LLC, as borrowers, Hoop Canada Holdings, Inc., as guarantor, Hoop Canada, Inc. and The Disney Store (Canada) Ltd., as secondary guarantors, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.6 to registrant’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated by reference herein.

10.33

First Amendment to Loan and Security Agreement dated as of April 11, 2006 between Hoop Retail Stores, LLC, as borrower; Hoop Canada Holdings, Inc., as guarantor; Hoop Canada, Inc., as secondary guarantor; the financial institutions named therein; and Wells Fargo Retail Finance, LLC, as agent filed in registrant’s Annual Report on Form 10-K for the period ended January 28, 2006 is incorporated by reference herein.

10.34(+)

Second Amendment to Loan and Security Agreement dated as of June 28, 2007 between Hoop Retail Stores, LLC, as borrower; Hoop Canada Holdings, Inc., as guarantor; Hoop Canada, Inc., as secondary guarantor; the financial institutions named therein; and Wells Fargo Retail Finance, LLC, as agent.

10.35(*)	Offer letter dated September 15, 1995 with Steven Balasiano filed as Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated by reference herein.

10.36(+)(*)	Severance agreement and release dated July 9, 2007 with Steven Balasiano.

10.37(*)

Severance agreement and release dated April 14, 2006 with Mario Ciampi filed as Exhibit 10.4 to registrant’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated by reference herein.

10.38(*)

Severance agreement and release dated April 19, 2006 with Hiten Patel filed as Exhibit 10.5 to registrant’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated by reference herein.

10.39(*)

Amended and restated employment agreement dated May 12, 2006 with Ezra Dabah filed as Exhibit 10.6 to registrant’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated by reference herein.

10.40(*)

Amended and restated employment agreement dated May 12, 2006 with Neal Goldberg filed as Exhibit 10.7 to registrant’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated by reference herein.

10.41(*)	Employment agreement dated July 28, 2006 with Tara Poseley filed as Exhibit 10.5 to registrant’s

Exhibit	Description
Form 10-Q for the period ended July 29, 2006 is incorporated by reference herein.

10.42(*)

Employment Agreement dated April 16, 2007 effective as of February 4, 2007 between The Children’s Place Retail Stores, Inc. and Susan Riley filed as Exhibit 99.1 to Form 8-K dated April 19, 2007 is incorporated by reference herein.

10.43

Hardware and Engineering Services Agreement between The Children’s Place Services Company, LLC and Dematic Corp. (Material Handling System for the Fort Payne Distribution Center), dated September 29, 2006 filed as Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 2006 is incorporated by reference herein.

10.44

Mechanical Installation and Electrical Installation Services Agreement between The Children’s Place Services Company, LLC and Dematic Corp. (Material Handling System for the Fort Payne Distribution Center), dated September 29, 2006 filed as Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 2006 is incorporated by reference herein.

10.45(+)	Standard Form of Agreement between The Children’s Place Services Company, LLC and Clayco, Inc. (Construction of the Ft. Payne Distribution Center), executed January 18, 2007.

10.46(+)

Third Amendment to Loan and Security Agreement dated as of August 9, 2007 between Hoop Retail Stores, LLC, as borrower; Hoop Canada Holdings, Inc., as guarantor; Hoop Canada, Inc., as secondary guarantor; the financial institutions named therein; and Wells Fargo Retail Finance, LLC, as agent.

10.47(+)

Refurbishment Amendment to License and Conduct of Business Agreement dated as of August 29, 2007 between The Children’s Place Retail Stores, Inc., its subsidiaries Hoop Retail Stores, LLC and Hoop Canada, Inc. and TDS Franchising LLC, a subsidiary of The Walt Disney Company. Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

10.48(+)	Letter Agreement dated November 12, 2007 amending the Internet start date among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC.

10.49(+)	Employment Agreement Term Sheet dated November 20, 2007 effective as of October 1, 2007 between The Children’s Place Retail Stores, Inc. and Charles Crovitz.

21.1(+)	Subsidiaries of the Company

23.1(+)	Consent of Independent Registered Public Accounting Firm

31(+)	Section 302 Certifications

32(+)	Section 906 Certifications

(1) Exhibit numbers are identical to the exhibit numbers incorporated by reference to such registration statement.

(*) Compensation Arrangement.

(+) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE RETAIL STORES, INC.

By:	/s/ CHARLES CROVITZ
Charles Crovitz
Interim Chief Executive Officer
December 5, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SALLY FRAME KASAKS	Acting Chairman of the Board and Lead Director	December 5, 2007
Sally Frame Kasaks

/s/ CHARLES CROVITZ	Director, Interim Chief Executive Officer	December 5, 2007
Charles Crovitz	(A Principal Executive Officer)

/s/ SUSAN RILEY	Executive Vice President, Finance and Administration	December 5, 2007
Susan Riley	and Interim Chief Financial Officer (A Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ EZRA DABAH	Director	December 5, 2007
Ezra Dabah

/s/ MALCOLM ELVEY	Director	December 5, 2007
Malcolm Elvey

/s/ ROBERT FISCH	Director	December 5, 2007
Robert Fisch

/s/ JAMES GOLDMAN	Director	December 5, 2007
James Goldman

/s/ STANLEY SILVERSTEIN	Director	December 5, 2007
Stanley Silverstein