Form 10-Q
period 2007-05-05
CHILDRENS PLACE RETAIL STORES INC
filed 2007-12-05
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 5, 2007

PART I.     FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 5, 2007	February 3, 2007	April 29, 2006
	(Unaudited)		(As restated) (Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$120,157	$116,991	$113,307
Short term investments	55,563	75,175	62,445
Accounts receivable	35,525	35,173	35,451
Inventories	231,077	239,039	214,194
Prepaid expenses and other current assets	46,669	42,817	38,676
Deferred income taxes	12,282	16,410	6,603
Total current assets	501,273	525,605	470,676
Long-term assets:
Property and equipment, net	367,504	341,739	260,318
Deferred income taxes	84,014	69,039	54,070
Other assets	3,095	3,103	4,818
Total assets	$955,886	$939,486	$789,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Accounts payable	$87,841	$82,970	$90,845
Income taxes payable	3,701	20,116	16,251
Accrued expenses, interest and other current liabilities	133,163	138,770	94,638
Total current liabilities	224,705	241,856	201,734
Long-term liabilities:
Deferred rent liabilities	124,248	123,585	110,244
Deferred royalty	44,120	45,941	31,233
Unrecognized tax benefits	21,563	—	—
Other long-term liabilities	6,574	6,317	6,196
Total liabilities	421,210	417,699	349,407

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 29,083,916 shares, 29,083,916 shares and 28,721,213 shares issued and outstanding, at May 5, 2007, February 3, 2007 and April 29, 2006, respectively	2,909	2,909	2,872
Additional paid-in capital	189,724	188,566	176,401
Accumulated other comprehensive income	7,968	4,344	7,904
Retained earnings	334,075	325,968	253,298
Total stockholders’ equity	534,676	521,787	440,475
Total liabilities and stockholders’ equity	$955,886	$939,486	$789,882

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
		(As restated)
Net sales	$478,863	$426,509
Cost of sales	287,917	259,546

Gross profit	190,946	166,963
Selling, general and administrative expenses	150,598	129,814
Depreciation and amortization	17,735	14,207

Operating income	22,613	22,942
Interest income, net	1,318	877

Income before income taxes	23,931	23,819
Provision for income taxes	9,217	9,099
Net income	$14,714	$14,720

Basic net income per common share	$0.51	$0.52

Basic weighted average common shares outstanding	29,084	28,242

Diluted net income per common share	$0.49	$0.50

Diluted weighted average common shares and common share equivalents outstanding	30,002	29,503

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,714	$14,720
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,735	14,207
Deferred financing fee amortization	80	95
Amortization of lease buyouts	56	32
Loss on disposals of property and equipment	73	200
Equity compensation expense	1,161	3,062
Stock-based compensation expense related to liability awards	(15)	—
Deferred taxes	(6,214)	(5,118)
Deferred rent and lease incentives	(3,301)	(2,989)
Deferred royalty, net	(414)	4,052
Changes in operating assets and liabilities:
Accounts receivable	(156)	(6,271)
Inventories	9,681	25
Prepaid income taxes	(4,607)	—
Prepaid expenses and other current assets	1,085	212
Other assets	(100)	275
Accounts payable	7,367	6,206
Income taxes payable	(9,993)	(36,456)
Accrued expenses, interest and other current liabilities	(6,751)	(1,711)
Deferred rent liabilities	3,237	7,451
Other liabilities	2,886	547
Total adjustments	11,810	(16,181)
Net cash provided by (used in) operating activities	26,524	(1,461)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(44,147)	(22,202)
Purchase of investments	(861,312)	(326,781)
Sale of investments	880,924	264,336
Other investing activities	—	(11)
Net cash used in investing activities	(24,535)	(84,658)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	—	17,148
Excess tax benefit for stock option exercises	—	9,202
Borrowings under revolving credit facility	47,861	49,114
Repayments under revolving credit facility	(47,861)	(49,114)
Net cash provided by financing activities	—	26,350
Effect of exchange rate changes on cash	1,177	(247)
Net increase (decrease) in cash and cash equivalents	3,166	(60,016)
Cash and cash equivalents, beginning of period	116,991	173,323
Cash and cash equivalents, end of period	$120,157	$113,307

OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest	$321	$185
Cash paid during the period for income taxes	$25,863	$41,796
Accrued purchases of property and equipment, lease acquisition and software costs	$(2,492)	$2,951

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly The Children’s Place Retail Stores, Inc.’s (the “Company”) consolidated financial position as of May 5, 2007, the results of its consolidated operations for the thirteen weeks ended May 5, 2007, and its consolidated cash flows for the thirteen weeks ended May 5, 2007. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 5, 2007 and April 29, 2006 are not necessarily indicative of operating results for a full fiscal year. The condensed consolidated balance sheet as of February 3, 2007 has been taken from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 3, 2007 included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed with the SEC. The Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 also contains information regarding the Company’s restatement of the Company’s balance sheet and statement of operations for the quarter ended April 29, 2006 to reflect additional stock-based compensation expense and other adjustments related to personal property taxes and certain accrual accounts and reserves, including those related to occupancy costs for the Company’s 52- and 53-week fiscal years.

2.        STOCK-BASED COMPENSATION

The Company maintains several equity compensation plans and has granted stock options under its 1996 Stock Option Plan (the “1996 Plan”), its 1997 Stock Option Plan (the “1997 Plan”) and its 2005 Equity Incentive Plan (the “2005 Equity Plan”). The 2005 Equity Plan enabled the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”) to grant multiple forms of equity compensation such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards. In connection with the adoption of the 2005 Equity Plan, the Compensation Committee agreed not to issue any additional stock options under the 1996 Plan or the 1997 Plan and to limit the aggregate grant of awards under the 2005 Plan during fiscal years 2005, 2006 and 2007 to less than 2.5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the 2005, 2006, and 2007 fiscal years, respectively. The Company also has an Employee Stock Purchase Plan (the “ESPP”), in which participants purchase stock at 95% of fair market value, which is deemed to be non-compensatory.

The Company accounts for its equity compensation utilizing the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS 123(R)”), “Accounting for Share-Based Payments.” The Company uses the Black-Scholes option model, which requires extensive use of accounting judgment and financial estimates, including estimates of how long an associate will hold vested stock options before exercise, the estimated volatility of the Company’s common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in the Company’s financial statements. The Company has applied the provisions of SFAS 123(R) to stock option grants made on or after January 29, 2006 and stock options outstanding, but not yet vested, as of January 29, 2006. Prior to the adoption of SFAS 123(R), the Company accounted for its equity compensation expense under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following tables summarize the Company’s equity compensation expense for the thirteen weeks ended May 5, 2007 and April 29, 2006 (in thousands):

	Thirteen Weeks Ended May 5, 2007
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$309	$309
Performance Award expense (1)	—	—	—
Expense related to the issuance of liability awards (2)	—	139	139
Expense related to the modification of previously issued stock options (i.e. tolling) (3)	676	176	852
Tolled stock options accounted for as liability awards and related fair market value adjustment (3)	(118)	(36)	(154)
Total stock based compensation expense	$558	$588	$1,146

	Thirteen Weeks Ended April 29, 2006 (As restated)
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$792	$792
Performance Award expense (1)	875	1,395	2,270
Total stock based compensation expense	$875	$2,187	$3,062

(1)          The Company determined that it is not probable that the Minimum Performance Target will be met. Accordingly, the Company has not recognized compensation expense related to Performance Awards.

(2)          Compensation expense for awards of restricted stock and stock options promised for which the Company has not completed the granting process due to the suspension of equity award grants. When the Company lifts the suspension of equity award grants, these awards will be reclassified as equity awards.

(3)          Terminated employees have 90 days from date of termination to exercise their vested options. Due to the suspension of stock option exercises, the Company modified options held by terminated employees to extend their expiration dates until after the date the suspension is lifted (i.e., tolled stock options). After the suspension is lifted, terminated employees will have the same number of days to exercise their options as if the suspension had not occurred. Options for terminated employees that were tolled after the Company suspended option activity on September 14, 2006 were accounted for as liability awards because the option holders were no longer employees at the time of the modification and because of the Company’s inability to provide shares upon exercise. When the Company lifts the suspension of stock option exercises, these awards will be reclassified as equity awards. Options that were tolled after September 14, 2006 were accounted for as equity awards because their options were tolled in conjunction with their termination.

The Company recognized a tax benefit related to stock-based compensation expense of $0.5 million and $1.2 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

Stock Option Plans

The fair value of issued stock options has been estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions(1):

April 29, 2006
(As restated)
Dividend yield	0%
Volatility factor (2)	41.4%
Weighted average risk-free interest rate (3)	4.35%
Expected life of options (4)	4.8 years
Weighted average fair value on grant date	$19.37 per share

(1)          Due to the Company’s suspension of equity awards, no options were granted in the thirteen weeks ended May 5, 2007.

(2)          Expected volatility is based on a 50:50 blend of the historical and implied volatility with a two-year look back, on the date of each grant.

(3)          The risk-free interest rate is based on the risk-free rate corresponding to the grant date and expected term.

(4)          The expected life used in the Black-Scholes calculation is based on a Monte Carlo simulation incorporating a forward-looking stock price model and a historical model of employee exercise and post-vest forfeiture behavior.

Changes in the Company’s stock options for the thirteen weeks ended May 5, 2007 were as follows:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of fiscal year	2,322	$30.36
Granted (1)	—
Exercised (1)	—
Forfeited	—
Options outstanding, end of quarter	2,322	$30.36	6.12	$53,592
Options exercisable, end of quarter	2,173	$30.32	6.05	$51,252

(1)          Due to the Company’s suspension of equity awards, no options were granted or exercised in the thirteen weeks ended May 5, 2007.

Changes in the Company’s unvested stock options for the thirteen weeks ended May 5, 2007 were as follows:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value
	(in thousands)
Unvested options, beginning of fiscal year	150	$15.73
Granted	—	—
Vested	(1)	19.37
Forfeited	—	—
Unvested options, end of quarter	149	$15.72

Total unrecognized equity compensation expense related to unvested stock options approximated $1.8 million as of May 5, 2007, which will be recognized over a weighted average period of approximately 1.6 years.

Performance Awards

During fiscal 2006, the Company began awarding to key members of management selected by the Compensation Committee (the “Participants”) performance awards (“Performance Awards”). Performance Awards are shares of the

Company’s common stock (“Performance Shares”) to be issued to Participants if, among other conditions, the Company achieves a minimum earnings per share level in fiscal 2007 (the “Threshold Target”) and a minimum cumulative earnings per share level for fiscal 2005, 2006 and 2007 (together with the Threshold Target, the “Minimum Performance Target”). At the time the Performance Awards were granted, the fiscal 2005 earnings per share component of the Company’s three year cumulative target was known.

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

Changes in the Company’s unvested Performance Awards for the thirteen weeks ended May 5, 2007 were as follows:

	Number of Performance Awards	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	544	$46.70
Granted	—	—
Vested	—	—
Forfeited	(13)	58.59
Unvested Performance Awards, end of period	531	$46.42

3.        LICENSE AGREEMENT WITH DISNEY

The Company acquired, through two wholly-owned subsidiaries, certain assets used to operate the Disney Store retail chain in North America (the “Disney Store business”) from affiliates of The Walt Disney Company (“Disney”). As a result of the acquisition, these subsidiaries acquired 313 Disney Stores, consisting of all existing Disney Stores in the United States and Canada, other than “flagship” stores and stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business. In addition, the lease obligations for all 313 stores and other legal obligations became obligations of the Company’s subsidiaries. Subsequently, the subsidiaries acquired two Disney Store flagship stores, one in Chicago, Illinois and the other in San Francisco, California as well as certain Disney Store outlet stores. The Company’s subsidiaries that operate the Disney Store business are referred to herein interchangeably and collectively as “Hoop.”

Royalty Payments

Concurrently, the Company entered into a License and Conduct of Business Agreement with Disney (the “License Agreement”). Under the License Agreement, Hoop has the right to use certain Disney intellectual property, subject to Disney approval, in the Disney Store business in exchange for ongoing royalty payments. Pursuant to the terms of the License Agreement, Hoop operates retail stores in North America using the “Disney Store” name and contracts to manufacture, source, offer, and sell merchandise featuring Disney-branded characters, past, present and future. The initial term of the License Agreement is 15 years and, if certain financial performance and other conditions are satisfied, the License Agreement may be extended at the Company’s option for up to three additional ten-year terms. Hoop began making royalty payments to Disney in November 2006 equal to 5% of net sales at physical Disney Store retail locations, subject to a royalty holiday with respect to a limited number of stores (the “Non-Core Stores”).

Beginning in fiscal 2007, under the License Agreement, the royalty payments also became subject to minimum royalties. The minimum royalty payment is computed as the greater of:

•                  60% of the royalty that would have been payable under the terms of the License Agreement for acquired stores in the base year, which was the year ended October 2, 2004, as if the License Agreement had been in effect in that year, increased at the rate of the Consumer Price Index, or

•      80% of the average of the royalty amount payable in the previous two years.

Following a two-year royalty abatement, the Company commenced royalty payments under the License Agreement in November 2006 and paid $5.4 million in royalties during the thirteen weeks ended May 5, 2007. Due to the royalty abatement discussed above, there were no royalty amounts due or paid under the License Agreement during the thirteen weeks ended April 29, 2006. During the thirteen weeks ended May 5, 2007, the Company recorded $5.0 million for royalty expense, as compared to $4.1 million during the thirteen weeks ended April 29, 2006. The Company had an accrued liability on its balance sheet of $44.1 million as of May 5, 2007 and $31.2 million as of April 29, 2006.

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

In the normal course of business, Hoop has reimbursed the Company for intercompany services but has not paid any dividends or made other distributions. Under the License Agreement, Hoop cannot incur indebtedness or guarantee indebtedness without written approval from TDS Franchising LLC (“TDSF”), an affiliate of The Walt Disney Company, except in permitted circumstances as outlined by the License Agreement. The License Agreement provides that trade letters of credit to fund inventory purchases are permitted without limitation; borrowings under all term and revolving loans are limited to $35.0 million, with a maximum of $7.5 million for term loan borrowings; and the aggregate amount outstanding under all term and revolving loans must be reduced to $10.0 million or less at least once annually.

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

The License Agreement also entitles Disney to designate a representative to attend meetings of the Board as an observer. Upon the occurrence of certain specified events, including an uncured royalty breach and other repeated material breaches by Hoop of the terms of the License Agreement, certain material breaches by the Company of the terms of the Guaranty and Commitment, and certain changes in ownership or control of the Company or Hoop, Disney will have the right to terminate the License Agreement, in which event Disney may require the Company to sell the Disney Store business to Disney or one of its affiliates or to a third party at a price to be determined by appraisal or, in the absence of such sale, to wind down the Disney Store business in an orderly manner.

Remodeling Obligations

The License Agreement obligates the Company to maintain the quality, appearance and presentation standards of the Disney Store chain in accordance with the highest standards prevailing in the specialty retail industry. In addition, under the License Agreement, the Company has a remodel commitment, which is subject to revision depending upon what actions management takes regarding, among other things, the timing and nature of lease renewals for acquired stores. The License Agreement, as amended in April 2006, requires the Company to:

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

During fiscal 2006, the Company suspended the store renovation program because of dissatisfaction with the “Mickey” store prototype. As of May 5, 2007, the Company had remodeled a total of 45 Disney Stores since acquisition. Pursuant to the provisions of the License Agreement, as amended in 2006, relating to required remodeling following lease renewals and required remodeling stores at least once every 12 years, the Company was required to remodel a total of 152 stores by May 5, 2007. As of May 5, 2007, the Company had remodeled 35 of these required stores, with the result that 117 of the store remodels required by that date under the terms of the License Agreement had not been completed by that date. The remaining 10 store remodels the Company had completed were not required pursuant to the provisions of the License Agreement.

In August 2007, the Company and Disney entered into an agreement which modified certain provisions of the License Agreement and created certain additional obligations on the part of the Company (the “Refurbishment Amendment”). The Refurbishment Amendment, among other things, ended the royalty abatement at certain locations identified in the original License Agreement.

Refer to Note 14—Subsequent Events for additional information regarding the Refurbishment Amendment.

4.        NET INCOME PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
		(As restated)
Net income	$14,714	$14,720

Basic shares	29,084	28,242
Dilutive effect of stock options	918	1,261
Dilutive shares	30,002	29,503

Anti-dilutive options	66	37

5.            COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
		(As restated)
Net income	$14,714	$14,720
Translation adjustments	3,624	693
Comprehensive income	$18,338	$15,413

6.            PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	May 5, 2007	February 3, 2007	April 29, 2006
			(As restated)
Property and equipment:
Leasehold improvements	$322,745	$321,019	$268,314
Store fixtures and equipment	231,092	229,880	189,935
Capitalized software	44,362	43,116	36,882
Construction in progress	98,710	58,529	31,050
	696,909	652,544	526,181
Less accumulated depreciation and amortization	(329,405)	(310,805)	(265,863)
Property and equipment, net	$367,504	$341,739	$260,318

The Company impaired certain assets in fiscal 2006.  Accordingly, the Company has recognized approximately $0.9 million in accelerated depreciation in the thirteen weeks ended May 5, 2007 due to the change in estimate of the assets’ estimated useful life.

7.            INVESTMENTS

Investments are classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s short-term investments are principally composed of Variable Rate Demand Notes (“VRDN”). The Company had short-term investment balances of $55.6 million, $75.2 million and $62.4 million as of May 5, 2007, February 3, 2007 and April 29, 2006, respectively. VRDN are classified as available-for-sale and are stated at fair value. Interest rates reset periodically and the investments typically are settled within 35 days. As a result, there are no cumulative gross unrealized holding gains or losses related to these securities. All income from these investments is recorded as interest income.

8.            CREDIT FACILITIES

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

Advances under the 2004 Amended Loan Agreement were secured by a first priority security interest in substantially all the assets of the Company and its subsidiaries, other than assets in Canada and Puerto Rico and assets owned by the Company’s subsidiaries that were formed in connection with the acquisition of the Disney Store business. Amounts outstanding under the 2004 Amended Loan Agreement bore interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR rate plus a pre-determined margin. The LIBOR margin was 1.50% to 3.00%. The unused line fee under the 2004 Amended Loan Agreement was 0.38%.

The Company had no outstanding borrowings under the 2004 Amended Loan Agreement as of May 5, 2007, February 3, 2007 or at April 29, 2006 and had letters of credit outstanding of $63.9 million. During the thirteen weeks ended May 5, 2007, various letters of credit were issued pursuant to the 2004 Amended Loan Agreement but there were no borrowings under the 2004 Amended Loan Agreement other than letters of credit that cleared after business hours. The average loan balance during the thirteen weeks ended May 5, 2007 was approximately $0.4 million and the average interest rate was 8.25%. The maximum outstanding letters of credit were $71.0 million during the thirteen weeks ended May 5, 2007. Availability under the 2004 Amended Loan Agreement as of May 5, 2007 was $66.1 million.

The 2004 Amended Loan Agreement also contained various covenants, which included limitations on the Company’s annual capital expenditures, maintenance of certain levels of excess collateral and a prohibition on the payment of dividends. The 2004 Amended Loan Agreement also contained covenants requiring the Company to, among other things, timely file its periodic reports with the SEC. As of May 5, 2007, primarily due to matters related to the Company’s financial restatement and the delays in completion of the Company’s financial statements, the Company was not in compliance with the financial reporting covenants under the 2004 Amended Loan Agreement. However, the Company obtained waivers from its lenders for such non-compliance, and there were no fees associated with obtaining these waivers during the thirteen weeks ended May 5, 2007.

Refer to Note 14—Subsequent Events for information related to the Company’s June 2007 and November 2007 amendments and restatement of the 2004 Amended Loan Agreement.

Hoop Loan Agreement

As of November 21, 2004, the domestic Hoop entity entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) with Wells Fargo as senior lender and syndicated and administrative agent, and certain other lenders, establishing a senior secured credit facility for Hoop. Through fiscal 2006, the Hoop Loan Agreement provided for borrowings up to $100 million (including a sublimit for letters of credit of $90 million). The term of the facility extended until November 21, 2007. The amount that could be borrowed under the Hoop Loan Agreement depended on the level of inventory and accounts receivable relating to the domestic Hoop entity.

The Hoop Loan Agreement contains various covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and indebtedness. Credit extended under the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of Hoop USA and Hoop Canada as well as a pledge of a portion of the equity interests in Hoop Canada. Borrowings and letters of credit under the Hoop Loan Agreement are used by Hoop USA. Amounts outstanding under the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate plus a pre-determined margin or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. Prior to June 28, 2007, the prime rate margin was 0.25% and the LIBOR margin is 2.00% or 2.25%, depending on the domestic Hoop entity’s level of excess availability. The unused line fee was 0.30%.

There were no borrowings under the Hoop Loan Agreement as of May 5, 2007. During the thirteen weeks ended May 5, 2007, letters of credit were issued pursuant to the Hoop Loan Agreement, but there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours. The average balance during the thirteen weeks ended May 5, 2007 was approximately $0.2 million and the average interest rate was 8.5%. The maximum outstanding letters of credit were $30.1 million during the thirteen weeks ended May 5, 2007. Letters of credit outstanding as of May 5, 2007 were $30.0 million and availability as of May 5, 2007 was $33.7 million. The interest rate charged under the Hoop Loan Agreement was 8.5% as of May 5, 2007.

Primarily as a result of the delay in completion of the Company’s financial statements caused by the stock option investigation and its discussions with Disney regarding breaches of the License Agreement, the Company was not in compliance as of May 5, 2007 or thereafter with the financial reporting covenants under the Hoop Loan Agreement or the provision requiring Hoop to comply with the License Agreement. However, the Company obtained waivers from its lenders for such noncompliance, and there were no fees associated with obtaining these waivers during the thirteen weeks ended May 5, 2007.

Refer to Note 14—Subsequent Events for information related to compliance under the Hoop Loan Agreement and the Company’s June 2007 and August 2007 amendments and restatement of the Hoop Loan Agreement.

Letter of Credit Fees

Letter of credit fees approximated $0.1 million and $0.2 million in the thirteen week periods ended May 5, 2007 and April 29, 2006. Letter of credit fees are included in cost of sales.

9.        LEGAL AND REGULATORY MATTERS

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

Matters Related to Stock Option Practices

SEC and U.S. Attorney Investigations

On September 29, 2006, the Division of Enforcement of the SEC informed the Company that it had initiated an informal investigation into the Company’s stock option granting practices. In addition, the Office of the U.S. Attorney for the District of New Jersey advised the Company that it had commenced an investigation into the same matter. The Company has cooperated fully with these investigations and has briefed both authorities on the results of the investigation conducted by a two-member committee of independent directors of the Company’s Board (“Special Committee”). There have been no developments in these matters since that time.

Shareholder Derivative Litigation

On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of the Board of Directors and certain current and former senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of the Company’s current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Securities Exchange Act of 1934 (the “Exchange Act”) and common law, (iv) caused the Company to issue false and misleading public statements and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint seeks money damages, an accounting by the defendants for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The defendants have moved to dismiss the action, and on or about June 15, 2007, the plaintiff filed an amended complaint adding, among other things, a claim for securities fraud under SEC rule 10b-5. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims and will defend itself vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract the Company’s management and directors from the Company’s affairs, the costs and expenses of the litigation could unfavorably affect the Company’s net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

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

The Company has received various determination letters from the Staff of the Nasdaq stating that because it was not in compliance with Nasdaq listing requirements, its common stock is subject to delisting. Since September 2006 the Company has been in contact with the Nasdaq Listing Qualifications Panel, Nasdaq’s Listing and Hearing Review council, and the Board of Directors of the Nasdaq Stock Market LLC (the “Nasdaq Board”) regarding the Company’s inability to comply with Nasdaq’s listing requirements and when the Company might be able to again become compliant. The last communication the Company received from Nasdaq was from the Nasdaq Board on November 9, 2007 stating that that the Company had until January 9, 2008 to file all of the Required Reports in order to regain compliance with Nasdaq’s listing requirements. If the Company has not regained compliance prior to that time, it will need to explain to the Nasdaq Staff the reasons for its inability to do so, in order for the Nasdaq Board to consider whether any further extension is warranted. With this filing, and the concurrent filing of its Quarterly Report on 10-Q for the second quarter of fiscal 2007, the Company believes it is now in compliance with Nasdaq’s listing requirements.

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

Other Litigation

On or about February 15, 2005, Michael Scott Smith, a former co-sales manager for The Children’s Place in the San Diego district, filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action on behalf of Mr. Smith and other individuals similarly situated. On October 19, 2007, the Company entered into a class action settlement with the plaintiff’s counsel and signed a memorandum of understanding providing for, among other things, a maximum total payment of $2.1 million, inclusive of attorneys’ fees, costs, and expenses, service payments to the class representative, and administration costs, in exchange for a full release of all claims and dismissal of the lawsuit. The court granted preliminary approval of the settlement on November 29, 2007. This settlement was recorded during the thirteen weeks ended July 29, 2006.

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action status on behalf of Ms. Fong and other individuals similarly situated. The Company filed its answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant. The parties are currently conducting discovery in this matter. The Company believes it has meritorious defenses to the claims. The claims asserted are not covered by the Company’s employment practices liability insurance, and at this time, the Company cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter.

Refer to Note 14—Subsequent Events for additional information regarding the Company’s pending legal matters.

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

The Company’s effective tax rate for the thirteen weeks ended May 5, 2007 and April 29, 2006 was 38.5% and 38.2%, respectively.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”) on February 4, 2007. FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement criteria for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The cumulative effect of adopting FIN 48 was an approximately $6.6 million decrease to beginning retained earnings as of February 4, 2007. Consistent with the provisions of FIN 48, the Company reclassified approximately $6.2 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and increased its tax reserves approximately $15.1 million. The total amount of unrecognized tax benefits as of the date of adoption was approximately $21.3 million. Included in the balance of unrecognized tax benefits on February 4, 2007, is a net amount of approximately $12.8 million that, if recognized, would favorably affect the Company’s effective tax rate and a balance of approximately $8.5 million relating to offsetting tax benefits associated with the federal tax benefit from state income taxes, the federal and state tax benefit of interest, and timing adjustments. During the thirteen weeks ended May 5, 2007, the Company recognized approximately $0.3 million of additional interest expense related to its unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized income tax liabilities in income tax expense. The total amount of interest and penalties included in the FIN 48 liability at adoption is approximately $3.3 million and $1.9 million, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With limited exception, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax audits by taxing authorities for years through 2002. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11.          INTEREST INCOME, NET

The following table presents the components of the Company’s interest income, net (in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Interest income	$616	$357
Tax-exempt income	1,016	828
Total interest income	1,632	1,185

Less:
Interest expense – credit facilities	14	15
Unused line fee	123	124
Amortization of deferred financing fees	80	95
Other fees	97	74
Interest income, net	$1,318	$877

12.          SEGMENT INFORMATION

The Company reports segment data based on management responsibility: The Children’s Place stores, Disney Stores and Shared Services. The Company measures its segment profitability based on operating profit, defined by the Company as earnings before the allocation of shared services and before interest and taxes. Shared services are not allocated and principally include executive management, finance, real estate, human resources, legal, and information technology services. Direct administrative expenses are recorded by each segment. Certain centrally managed functions such as distribution center expenses are allocated to each segment based upon management’s estimate of usage or other contractual means. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.

Shared service assets principally represent capitalized software and computer equipment. All other administrative assets are allocated between the two operating segments.

The following tables provide segment level financial information for the thirteen weeks ended May 5, 2007 and April 29, 2006 (dollars in millions):

	Thirteen Weeks Ended May 5, 2007
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$356.0	$122.9	$—	$478.9
Operating profit (loss)	54.5	(4.3)	(27.6)	22.6
Operating profit (loss) as a percent of net sales	15.3%	(3.5)%	N/A	4.7%

Total assets	706.7	230.3	18.9	955.9
Capital expenditures	37.8	4.7	1.6	44.1

	Thirteen Weeks Ended April 29, 2006 (As restated)
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$322.0	$104.5	$—	$426.5
Operating profit (loss)	51.5	(6.6)	(22.0)	22.9
Operating profit (loss) as a percent of net sales	16.0%	(6.3)%	N/A	5.4%

Total assets	557.0	215.4	17.5	789.9
Capital expenditures	8.1	11.0	3.1	22.2

13.    RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

During the thirteen weeks ended May 5, 2007 and April 29, 2006, the Company purchased approximately $0.7 million and $0.7 million, respectively, of footwear from Nina Footwear Corporation. Stanley Silverstein, who is a member of the Board and the father-in-law of Ezra Dabah, former Chief Executive Officer (“CEO”) and also a member of the Board, owns Nina Footwear Corporation with his brother.

14.          SUBSEQUENT EVENTS

Modifications of the Disney License Agreement

The Company, the Hoop subsidiaries and TDSF, an affiliate of The Walt Disney Company, entered into a letter agreement on June 7, 2007 (dated as of June 6, 2007) (the “June Letter Agreement”), addressing issues that had been raised by TDSF, as previously disclosed by the Company, relating to the compliance by Hoop with certain provisions of the Disney License Agreement. The June Letter Agreement set forth TDSF’s position that Hoop has committed 120 uncured material breaches of the License Agreement, primarily relating to Hoop’s obligations with respect to store remodeling and store maintenance. TDSF asserted that the existence of these breaches would permit TDSF to exercise its rights and remedies under the License Agreement, which could include termination of the License Agreement.

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

During August 2007, the Company and Disney amended the License Agreement by executing the Refurbishment Amendment, which incorporated the terms of the June Letter Agreement, as modified by mutual agreement during August, and the aforementioned changes to the License Agreement. The Refurbishment Amendment by its terms superseded the June Letter Agreement and took effect retroactively as of June 6, 2007, the original effective date of the June Letter Agreement. Like the June Letter Agreement, the Refurbishment Amendment states that, if the Company fully complies with its terms, Disney will forbear from exercising any rights or remedies it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the Refurbishment Amendment. However, under the Refurbishment Amendment, if the Company violates any of its provisions, Disney will have the right to terminate its forbearance under the Refurbishment Amendment, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including possibly terminating the Company’s license to operate the Disney Stores based on the occurrence of numerous material breaches and claiming breach fees, as if the Refurbishment Amendment had not been executed. The Refurbishment Amendment also states that, if the Company breaches any of the provisions of the Refurbishment Amendment on three or more occasions and Disney has not previously exercised its right to terminate the Refurbishment Amendment, a payment of $18.0 million to Disney becomes immediately due and payable with respect to the breach fees called for by the License Agreement. If the Company violates any of the provisions of the Refurbishment Amendment on five or more occasions, Disney would have the right to immediately terminate the License Agreement, without any right by the Company to defend, counterclaim, protest or cure. The Refurbishment Amendment addresses only those breaches specifically enumerated therein. Disney continues to retain all its other rights and remedies under the License Agreement with respect to any other breaches.

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

	Store Remodel		Mickey Retrofit		Maintenance Refresh			Total
		Estimated		Estimated		Estimated		Estimated
Fiscal Year	Stores (#)	Cost ($)	Stores (#)	Cost ($)	Stores (#)	Cost ($ )	Contingency ($)	Cost ($)
2007	7	$4,250	7	$1,050	6	$950	$1,245	$7,495
2008	49	31,650	28	4,200	129	9,675	1,245	46,770
2009	60	39,000	—	—	—	—	1,245	40,245
2010	70	45,500	—	—	—	—	1,245	46,745
2011	50	32,500	—	—	—	—	1,245	33,745
2007 - 2011	236	$152,900	35	$5,250	135	$10,625	$6,225	$175,000

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

The following table represents the Company’s store opening, remodeling and maintenance commitments for the Disney Store business for the remainder of the initial term of the License Agreement taking into account the requirements of the Refurbishment Amendment that apply through fiscal 2011:

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

Credit extended under the 2007 Amended Loan Agreement continues to be secured by a first priority security interest in substantially all of the Company’s assets, other than assets in Canada and Puerto Rico and assets owned by Hoop. The amount that can be borrowed under the 2007 Amended Loan Agreement depends on levels of inventory and accounts receivable relating to The Children’s Place business. The 2007 Amended Loan Agreement also contains covenants, which include limitations on annual capital expenditures, maintenance of certain levels of excess collateral and a prohibition on the payment of dividends. The 2007 Amended Loan Agreement also contains covenants limiting the amount of funds the Company can invest in Hoop to $20 million, $55 million, $36 million and $52 million in fiscal years 2007, 2008, 2009 and 2010, respectively, not to exceed a maximum aggregate of $175 million over the term of the credit facility.

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

The Company was not in compliance with the financial reporting covenants under the 2004 Amended Loan Agreement when it executed the amendment and restatement. However, in the amended and restated loan agreement the Company received forbearance of these reporting requirements through July 31, 2007 and was subsequently granted a waiver through August 30, 2007. The Company was required to pay a fee of $102,000 to have the waiver extended from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

Amendments to Hoop Loan Agreement

In June 2007, concurrently with the execution of the 2007 Amended Loan Agreement, and in August 2007, the Company entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo and the other lenders under the Hoop Loan Agreement (collectively, the “Amendments to the Hoop Loan Agreement”). The Amendments to the Hoop Loan Agreement reduced the facility maximum to $75 million for borrowings and provide for a $25 million accordion feature that enables the Company to increase the facility to an aggregate amount of $100 million. The accordion feature is available at the Company’s option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. In addition, in the Amendments to the Hoop Loan Agreement the Company extended the termination date of the facility from November 21, 2007 to November 21, 2010 and reduced the interest rates charged on the outstanding borrowings and letters of credits. Amounts outstanding under the Amended Hoop Loan Agreement bear interest at a floating rate equal to the prime rate or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. Depending on the domestic Hoop entity’s level of excess availability, the LIBOR margin has been reduced to 1.50% or 1.75%, commercial letter of credit fees have been reduced to 0.75% or 1.00%, and standby letter of credit fees have been reduced to 1.25% or 1.50%. The unused line fee has been reduced to 0.25%.

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

The Company obtained waivers for its non-compliance with its reporting requirements under the Hoop Loan Agreement. There were no fees associated with obtaining these waivers through August 30, 2007. However, the

Company was required to pay a fee of $48,000 to have the waiver extended from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

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

The outcome of these litigations is uncertain; while the Company believes there are valid defenses to the claims and will defend itself vigorously, no assurance can be given as to the outcome of these matters. The litigations could distract management and the directors from the Company’s affairs, the costs and expenses of the litigations could unfavorably affect the Company’s net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

Changes in Senior Management

On September 24, 2007, Mr. Ezra Dabah, CEO, resigned from the Company effective immediately. Upon his resignation, Mr. Charles Crovitz, a member of the Company’s Board of Directors, assumed the responsibilities of CEO on an interim basis. The Company estimates it will record approximately $4.0 million in the third quarter of fiscal 2007 in severance and benefit related expenses.

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

RECENT DEVELOPMENTS

License Agreement with Disney

In connection with our acquisition of the Disney Store business in 2004, Hoop entered into a License Agreement with an affiliate of Disney under which our subsidiaries have the right to use certain Disney intellectual property to operate the Disney Store retail chain in exchange for ongoing royalty payments. The agreement allows our subsidiaries to operate retail stores in the United States and Canada using the “Disney Store” name and to contract, manufacture, source, offer and sell merchandise featuring Disney-branded characters, past, present and future. In accordance with the License Agreement, following a two-year royalty abatement, our subsidiaries began making royalty payments to Disney in November 2006 equal to 5% of net sales from physical Disney Store locations, subject to an additional royalty holiday period with respect to the Non-Core Stores. The initial term of the License Agreement continues through January 2020, unless terminated sooner in accordance with the License Agreement, and if certain financial performance and other conditions are satisfied, the term of the License Agreement may be extended at our option for up to three additional ten-year terms.

Concurrently, we also entered into a Guaranty and Commitment dated as of November 21, 2004, in favor of Hoop and Disney. As required by the Guaranty and Commitment, we invested $50 million in Hoop concurrently with the consummation of the acquisition, and we agreed to invest up to an additional $50 million from time to time to enable Hoop to comply with its obligations under the License Agreement and otherwise fund the operations of Hoop. The Guaranty and Commitment provides that our $50 million additional commitment is subject to increase if certain distributions are made by Hoop to The Children’s Place. To date, we have not invested any portion of the additional $50 million in Hoop. We also agreed in the Guaranty and Commitment to guarantee the payment and performance by Hoop of its royalty payment and other obligations to Disney under the License Agreement, subject to a maximum guaranty liability of $25 million, plus expenses.

The License Agreement obligates us to maintain the quality, appearance and presentation standards of the Disney Store chain in accordance with the highest standards prevailing in the specialty retail industry. In addition, the License Agreement, as amended in April 2006, requires us to:

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

During August 2007, we and Disney modified the License Agreement by executing the Refurbishment Amendment, which incorporated the terms of the June Letter Agreement, as modified by our mutual agreement during August, and the aforementioned changes to the License Agreement. The Refurbishment Amendment by its terms superseded the June Letter Agreement and took effect retroactively as of June 6, 2007, the original effective date of the June Letter Agreement. The Refurbishment Amendment provides that our compliance in full with its terms will constitute a cure of the breaches identified in the Refurbishment Amendment and will result in Disney’s forbearance from exercising any rights or remedies that it would have under the License Agreement based on the breaches identified in the Refurbishment Amendment.

The Refurbishment Amendment suspends the remodel obligations in the License Agreement for the approximately 4.5 year term of the Refurbishment Amendment, and, in lieu of those provisions, commits us to remodel by the end of fiscal 2011 a total of 236 existing Disney Stores into a new store prototype we have developed:

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

In addition, the Refurbishment Amendment requires us to complete a “maintenance and refresh” program (which includes the Mickey retrofits) in approximately 165 Disney Stores by June 30, 2008, including the flagship store located on Michigan Avenue in Chicago, which was completed on September 12, 2007. Some of the stores that are refreshed will subsequently be remodeled into the new store prototype. The Refurbishment Amendment obligates us to complete the remodel and refresh program described above and, as required by the Refurbishment Amendment, we have committed $175 million, on a consolidated basis, to fund such programs through the end of fiscal 2011.

We expect that the Disney Stores will fund the $175 million commitment primarily from cash flow from operations and borrowings under its secured credit facility. Over the next 12 months, we expect that The Children’s Place business will need to provide additional capital to the Disney Stores to remain in compliance with the store remodel requirements under the License Agreement as modified by the Refurbishment Amendment.

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

Like the June Letter Agreement, the Refurbishment Amendment states that, if we fully comply with its terms, Disney will forbear from exercising any rights or remedies that it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the Refurbishment Amendment. However, under the terms of the Refurbishment Amendment, if we violate any of its provisions, Disney will have the right to terminate its forbearance under the Refurbishment Amendment, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including possibly terminating our license to operate the Disney Stores based on the occurrence of numerous material breaches and claiming breach fees, as if the Refurbishment Amendment had not been executed. The Refurbishment Amendment also states that, if we breach any of the provisions of the Refurbishment Amendment on three or more occasions and Disney has not previously exercised its right to terminate the Refurbishment Amendment, a payment of $18.0 million to Disney immediately becomes due and payable with respect to the breach fees called for by the License Agreement. If we violate any of the provisions of the Refurbishment Amendment on five or more occasions, Disney will have the right to immediately terminate the License Agreement, without any right on our part to defend, counterclaim, protest or cure. The Refurbishment Amendment addresses only those breaches specifically enumerated therein. Disney continues to retain all its other rights and remedies under the License Agreement with respect to any other breaches.

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

Refer to Note 14—Subsequent Events in the accompanying consolidated financial statements for additional information regarding the June Letter Agreement and the Refurbishment Amendment.

Class Action Litigation

On September 21, 2007 a second stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain of its current and former senior executives. The complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit.

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

Changes in Senior Management

On September 24, 2007, Mr. Ezra Dabah, CEO, resigned from the Company effective immediately. Upon his resignation, Mr. Charles Crovitz, a member of our Board, assumed the responsibilities of CEO on an interim basis. We estimate we will record approximately $4.0 million in severance and related expenses in the third quarter of fiscal 2007.

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

For the Disney Store, we act as an agent on behalf of a subsidiary of The Walt Disney Company for sale of Walt Disney World® Resort and Disneyland® Resort tickets, and our net sales include only the 7% commission we receive from a subsidiary of The Walt Disney Company on such ticket sales.

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

In accordance with the License Agreement, following a two-year royalty abatement, our subsidiaries began making royalty payments to Disney in November 2006 equal to 5% of net sales from physical Disney Store locations, subject to an additional royalty holiday period with respect to a limited number of stores. The initial term of the License Agreement is through January 2020, and if certain financial performance and other conditions are satisfied, it may be extended at our option for up to three additional ten-year terms.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite our belief that our tax positions are supportable, we believe that certain positions are likely to be challenged and may not be fully sustained upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”) on February 4, 2007. FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement criteria for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our selling, general and administrative expenses increased approximately 100 basis points to 31.4% of net sales during the thirteen weeks ended May 5, 2007 from 30.4% during the thirteen weeks ended April 29, 2006. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
		(As restated)
Net sales	100.0%	100.0%
Cost of sales	60.1	60.8
Gross profit	39.9	39.2
Selling, general and administrative expenses	31.4	30.4
Depreciation and amortization	3.7	3.3
Operating income	4.7	5.4
Interest income, net	0.3	0.2
Income before income taxes	5.0	5.6
Provision for income taxes	1.9	2.1
Net income	3.1%	3.5%
Number of stores, end of period	1,196	1,125

Table may not add due to rounding.

Thirteen Weeks Ended May 5, 2007 (the “First Quarter 2007”) Compared to Thirteen Weeks Ended April 29, 2006 (the “First Quarter 2006”)

Net sales increased by $52.4 million, or 12%, to $478.9 million during the First Quarter 2007 from $426.5 million during the First Quarter 2006. Net sales included $356.0 million in net sales from The Children’s Place business, which represented an 11% increase over the $322.0 million in net sales reported in the First Quarter 2006, and $122.9 million in net sales from the Disney Store business, which represented an 18% increase over the $104.5 million in net sales reported in the First Quarter 2006. Our First Quarter 2007 sales increase resulted from a consolidated comparable store sales increase of 4%, which accounted for $18.8 million of our sales increase, a $34.3 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores, partially offset by the impact of closed stores which represented $0.7 million. Due to the 53rd week in fiscal 2006, comparable store sales are compared to the thirteen week period ended May 6, 2006. Comparable store sales increased 2% for The Children’s Place business as compared to a 10% comparable store sales increase in the First Quarter 2006. Disney Stores reported an 8% comparable store sales increase as compared to a 16% comparable store sales increase in the First Quarter 2006. We define comparable store sales as net sales from stores that have been open at least 14 full months and that have not been substantially remodeled during that time. During the First Quarter 2007, we opened six The Children’s Place stores and closed four The Children’s Place stores.

Our 2% comparable store sales increase for The Children’s Place business was primarily the result of a 2% increase in the number of comparable store sales transactions. Our average dollar transactions were consistent with First Quarter 2006. During the First Quarter 2007, comparable same store sales increases for The Children’s Place business were strongest in Canada, the Southwest and Metro New York regions and were partially offset by low single digit same store sales declines in the Northeast, Midwest and West regions. By department, comparable same store sales were strongest in our Boys and Accessories departments, partially offset by low single digit same store sales declines in the Newborn and Girls departments. All store types experienced comparable same store sales increases except stores in “C” malls which experienced a low single-digit comparable same store sales decrease.

For the Disney Store, our 8% comparable store sales increase was primarily the result of a 7% increase in our average dollar transaction size and a 1% increase in the number of comparable store sales transactions. Our increase in dollar transaction size was primarily driven by an increase in our average unit retail price of merchandise sold during the First Quarter 2007. All geographical regions and store types experienced comparable store sales increases. By department, the hardlines and softlines achieved the strongest comparable store sales increases with media reporting a double digit comparable store sales decrease. In the First Quarter 2007, there were no new media releases as compared to the release of “Chicken Little” and the “Chronicles of Narnia” during the First Quarter 2006.

Due to the seasonality of our business, our annual profitability is highly dependent on sales and gross margin during the third and fourth quarters, which is when the majority of our back-to-school and holiday sales occur. Because our sales and margins did not meet our expectations during the third quarter ending November 3, 2007, and because we anticipate that those trends will continue into the fourth quarter, we anticipate that sales will be below our previous projections during those periods, which would result in a disproportionate decrease in our net income versus last year.

Gross profit increased by $23.9 million to $190.9 million during the First Quarter 2007 from $167.0 million during the First Quarter 2006. As a percentage of net sales, gross profit increased approximately 70 basis points to 39.9% of net sales during the First Quarter 2007 from 39.2% of net sales during the First Quarter 2006. The increase in consolidated gross profit, as a percentage of net sales, resulted from a higher initial markup of approximately 110 basis points and the leveraging of occupancy and distribution costs of approximately 60 basis points, partially offset by higher markdowns of approximately 90 basis points and production and design costs of approximately 20 basis points. Our increase in gross margin as a percentage of net sales was primarily driven by the Disney Stores. At the Disney Store, our gross margin, as a percentage of net sales, was higher in the First Quarter 2007 than the First Quarter 2006 due to a higher initial markup, the leveraging of occupancy and distribution costs partially offset by higher markdowns. For The Children’s Place business, our gross margin in the First Quarter 2007, as a percentage of net sales, was flat to the First Quarter 2006. At The Children’s Place business, a higher initial markup and the leveraging of occupancy costs were offset by higher markdowns, production, design and distribution costs.

Selling, general and administrative expenses increased $20.8 million to $150.6 million during the First Quarter 2007 from $129.8 million during the First Quarter 2006. As a percentage of net sales, selling, general and administrative expenses increased approximately 100 basis points to 31.4% of net sales during the First Quarter 2007 from 30.4% of net sales during the First Quarter 2006. Our increase in selling, general and administrative expenses in the First Quarter 2007 resulted primarily from:

•                  Higher benefits costs of approximately 60 basis points, or approximately $4.1 million, primarily driven by higher medical costs,

•                  Increased marketing to promote our brand awareness of approximately 60 basis points, or approximately $4.1 million,

•                  Higher store variable expenses of approximately 50 basis points, or approximately $5.1 million, driven primarily by higher supplies and store repairs and maintenance costs,

•                  Stock option investigation costs of approximately 40 basis points, or approximately $1.8 million, which include legal, forensic accounting and other professional fees, non-cash compensation expense associated with option terms that were extended due to the suspension of option exercises during the investigation, and

•                  Higher store and administrative payroll of approximately 30 basis points, or approximately $8.6 million, resulting from our investment in customer service and in our administrative infrastructure.

These increases were partially offset by:

•                  Lower store incentive and management bonuses in the First Quarter 2007 which approximated 40 basis points, and were approximately $1.6 million lower than the First Quarter 2006,

•                  Lower equity compensation expense primarily due to our determination that we would not meet the Minimum Performance Target for Performance Awards, resulting in a decrease of approximately $1.7 million and leveraging of approximately 40 basis points, and

•                  Lower store remodel and preopening expenses which approximated 20 basis points and were approximately $0.6 million lower than the First Quarter 2006. Our store remodel and preopening costs were lower in the First Quarter 2007 due to the timing of our remodels and new store openings as well as the development of a new store prototype for the Disney Stores.

Depreciation and amortization amounted to $17.7 million, or 3.7% of net sales, during the First Quarter 2007, as compared to $14.2 million, or 3.3% of net sales, during the First Quarter 2006. Depreciation expense increased $3.5 million during the First Quarter 2007 due primarily to our new stores, investments in our administrative office facilities, and accelerated depreciation related to the change in estimate of useful lives of certain assets.

Interest income, net amounted to $1.3 million, or 0.3% of net sales, during the First Quarter 2007, as compared to $0.9 million, or 0.2% of net sales, during the First Quarter 2006. The increase in interest income, net during the First Quarter 2007 was primarily due to higher interest rates in the First Quarter 2007.

Our provision for income taxes was $9.2 million and $9.1 million during the First Quarter 2007 and the First Quarter 2006, respectively. Our provision for income taxes increased during the First Quarter 2007 as a result of higher pre-tax earnings in the First Quarter 2007 compared to the First Quarter 2006. Our effective tax rate was 38.5% and 38.2% during the First Quarter 2007 and the First Quarter 2006, respectively. The increase in our effective tax rate in the First Quarter 2007 includes $0.3 million of interest expense recognized on FIN 48 liabilities for the First Quarter 2007.

Net income in the First Quarter 2007 and the First Quarter 2006 was $14.7 million, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

Our working capital requirements follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons. Our primary uses of cash are financing new store openings and providing working capital, principally used for inventory purchases. As of May 5, 2007, we had no long-term debt obligations or short-term borrowings. Our ability to meet our capital requirements will depend on our ability to generate cash flows from operations.

We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities and we believe that this will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months.

The terms of the License Agreement and our credit facilities, among other things, restrict the commingling of funds between The Children’s Place and Hoop, and limit borrowings by Hoop from The Children’s Place as well as distributions from Hoop to The Children’s Place, other than payment for the allocated costs of shared services. Therefore, we have segregated all cash receipts and disbursements, investments, and credit facility borrowings and letter of credit activity. This segregation could lead to a liquidity need in one business even while there is adequate liquidity in the other business. We believe that cash flow from operations and availability and borrowings under our amended credit facilities will be adequate to fund the growth needs and operations of each division. During the next 12 months, it is probable that The Children’s Place business will provide additional capital to the Disney Store business for that business to meet its growth objectives or operating commitments (including our obligations under the Refurbishment Amendment). Further, we anticipate that The Children’s Place business might need to provide additional capital to the Disney Stores thereafter to support the Company’s commitment in the Refurbishment Amendment to remodel and maintain the Disney Stores over the next five years. We expect such additional capital would come from available cash on hand or additional borrowings.

We entered into a Guaranty and Commitment (the “Guaranty and Commitment”) dated as of November 21, 2004, in favor of Hoop and Disney. As required by the Guaranty and Commitment, we invested $50 million in Hoop concurrently with the consummation of the acquisition and agreed to invest up to an additional $50 million to enable Hoop to comply with its obligations under the License Agreement and otherwise fund Hoop’s operations. The Guaranty and Commitment provides that our $50 million additional commitment is subject to increase if certain distributions are made by Hoop to The Children’s Place. To date, we have not invested any portion of the additional $50 million in Hoop. We also agreed in the Guaranty and Commitment to guarantee the payment and performance of Hoop (for its royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

In connection with our acquisition of the Disney Store business, we entered into a License Agreement under which Hoop has the right to use certain Disney intellectual property in the Disney Store business in exchange for ongoing royalty payments. The License Agreement limits Hoop’s ability to make cash dividends or other distributions. Hoop’s independent directors must approve payment of any dividends or other distributions, other than payments of:

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

2004 Amended Loan Agreement

In October 2004, we amended and restated our credit facility (the “2004 Amended Loan Agreement”) with Wells Fargo Retail Finance, LLC, (“Wells Fargo”) as senior lender and syndicated and administrative agent, and certain other lenders, partly in connection with our acquisition of the Disney Store business. The 2004 Amended Loan Agreement provided for borrowings up to $130 million (including a sublimit for letters of credit of $100 million), depending on our levels of inventory and accounts receivable relating to The Children’s Place business. The term of the facility under the 2004 Amended Loan Agreement was scheduled to end on November 1, 2007 with successive one-year renewal options.

Advances under the 2004 Amended Loan Agreement were secured by a first priority security interest in substantially all of our assets, other than assets in Canada and Puerto Rico and assets owned by our subsidiaries that were formed in connection with the acquisition of the Disney Store business. Amounts outstanding under the 2004 Amended Loan Agreement bore interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined margin. The LIBOR margin was 1.50% to 3.00%, and the unused line fee under the Amended Loan Agreement was 0.38%.

As of May 5, 2007, we had no borrowings under our 2004 Amended Loan Agreement and had outstanding letters of credit of $63.9 million. Availability as of May 5, 2007 under the 2004 Amended Loan Agreement was $66.1 million. The maximum outstanding letters of credit during the thirteen weeks ended May 5, 2007 were $71.0 million.

The 2004 Amended Loan Agreement contained covenants, which included limitations on our annual capital expenditures, maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends.

Primarily as a result of our restatement and the delay in completing our financial statements caused by our stock option investigation, we were not in compliance with the financial reporting covenants under the 2004 Amended Loan Agreement as of May 5, 2007 or thereafter. However, we obtained waivers from our lenders for such noncompliance. There were no fees associated with obtaining these waivers through August 30, 2007; however, we were required to pay a fee of $102,000 to extend the waiver from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

As discussed below, in June 2007, we entered into an amended and restated loan and security agreement with Wells Fargo and other lenders, which amended and restated the 2004 Amended Loan Agreement.

2007 Amended Loan Agreement; Letter of Credit Agreement

In June 2007, we entered into a Fifth Amended and Restated Loan and Security Agreement (the “2007 Amended Loan Agreement”) and a new letter of credit agreement (the “Letter of Credit Agreement”) with Wells Fargo as senior lender and syndicated and administrative agent and our other lenders  for the purpose of better supporting the capital needs of our business and reducing the fees associated with our credit facility borrowings.

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

There were no borrowings under the Hoop Loan Agreement as of May 5, 2007. During the thirteen weeks ended May 5, 2007, letters of credit were issued pursuant to the Hoop Loan Agreement, but there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours. The average balance during the thirteen weeks ended May 5, 2007 was approximately $0.2 million and the average interest rate was 8.5%. The maximum outstanding letters of credit were $30.1 million during the thirteen weeks ended May 5, 2007. Letters of credit outstanding as of May 5, 2007 were $30.0 million and availability as of May 5, 2007 was $33.7 million. The interest rate charged under the Hoop Loan Agreement was 8.5% as of May 5, 2007.

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

Amendments to Hoop Loan Agreement

In June 2007, concurrently with the execution of the 2007 Amended Loan Agreement, and in August 2007, we entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo and the other lenders under the Hoop Loan Agreement (collectively, the “Amendments to the Hoop Loan Agreement”). The Amendments to the Hoop Loan Agreement reduced the facility maximum to $75 million for borrowings and provide for a $25 million accordion feature that enables us to increase the facility to an aggregate amount of $100 million. The accordion feature is available at our option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. In addition, in the Amendments to the Hoop Loan Agreement we extended the termination date of the facility from November 21, 2007 to November 21, 2010 and reduced the interest rates that we are charged on the outstanding borrowings and letters of credits. Amounts outstanding under the Amendments to the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. Depending on the domestic Hoop entity’s level of excess availability, the LIBOR margin has been reduced to 1.50% or 1.75%, commercial letter of credit fees have been reduced to 0.75% or 1.00%, and standby letter of credit fees have been reduced to 1.25% or 1.50%. The unused line fee has been reduced to 0.25%.

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

Cash Flows/Capital Expenditures

During the First Quarter 2007 operating activities provided $26.6 million as compared to $1.5 million used by operating activities in the First Quarter 2006. Cash flow provided by operating activities increased during the First Quarter 2007 due primarily to lower income tax payments, a decrease in inventory and increases in accounts payable, partially offset by lower accrued expenses. During the First Quarter 2006, our tax payments were higher because we made tax payments related to income earned in fiscal 2005.

Cash flows used in investing activities were $24.5 million and $84.7 million in the First Quarter 2007 and the First Quarter 2006, respectively. The $60.2 million decrease in cash flows used in investing activities primarily resulted from a net sale of investments in the First Quarter 2007 of $19.6 million as compared to a net purchase of investments of $62.5 million in the First Quarter 2006, partially offset by a $21.9 million increase in capital expenditures in the First Quarter 2007. We made investments in both periods related to variable rate demand notes as part of our investment strategy to increase our interest income. Capital expenditures in the First Quarter 2007 were also made to support our new stores as well as capital expenditures made for our new distribution center in Fort Payne, Alabama and our new office facility in Secaucus, New Jersey. During the First Quarter 2007 and the First Quarter 2006, we opened six stores and eight stores and remodeled no stores and five stores, respectively.

We anticipate that total capital expenditures will approximate $200 million in fiscal 2007. We also anticipate receiving approximately $20 million in lease incentives in fiscal 2007. The capital expenditures will provide for the opening of approximately 60 The Children’s Place stores and approximately 15 Disney Stores, and the remodeling of approximately 21 The Children’s Place stores and seven Disney Stores. During fiscal 2007, a significant portion of our capital expenditures was used to open a distribution center in Ft. Payne, Alabama, to commence construction on our new office facilities in Secaucus, New Jersey and to make information technology infrastructure investments. The total project cost of our Ft. Payne distribution center was approximately $68.0 million, of which approximately $14.6 million was expended in fiscal 2006, with the remaining approximately $53.4 million spent in fiscal 2007. Our Ft. Payne distribution center may be leased or used as collateral for financing in the future.

For our Emerson Lane administrative offices in Secaucus, New Jersey, we originally estimated the total project would cost approximately $65.0 million, of which approximately $4.7 million was expended in fiscal 2006, approximately $11.7 million has been spent to date in fiscal 2007, with the remaining approximately $48.6 million expected to be spent in fiscal 2008 and fiscal 2009. We are currently reviewing the project to determine a more cost effective plan to construct this new facility.

During the First Quarter 2007, no cash flows were provided by financing activities as compared with cash flows provided by financing activities of $26.4 million during the First Quarter 2006. Cash flows provided by financing activities during the First Quarter 2006 represented funds received and the tax benefit from the exercise of employee stock options and employee stock purchases.

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

The Company’s credit facilities with Wells Fargo provide a source of financing for its working capital requirements. The Company’s credit facilities bear interest at either a floating rate equal to the prime rate or a floating rate equal to the prime rate plus a pre-determined spread. At the Company’s option, it could also borrow at a LIBOR rate plus a pre-determined spread. As of May 5, 2007, the Company had no borrowings outstanding under its credit facilities.

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term.

The Company generally does not hedge these net investments. As of May 5, 2007, the Company is not a party to any derivative financial instruments.

As of May 5, 2007, the Company had approximately $53.6 million of its cash and investment balances held in foreign countries, of which approximately $25.7 million was in Canada and approximately $27.9 million in Hong Kong. While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country. Consequently, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company’s financial position or results of operations.

In addition to the Company’s Asian operations, the Company has a growing business in Canada. While currency rates with the Canadian dollar have generally moved in the Company’s favor, there can be no guarantee that this will continue or that the exchange rate will not move against the Company. Foreign currency fluctuations could have a material adverse effect on our business and results of operation.

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

The Company’s quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including:

•                  Increases or decreases in comparable stores sales;

•                  Changes in our merchandise mix or pricing strategy;

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

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our interim CEO and our Executive Vice President – Finance and Administration, who is also our interim CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the first quarter of fiscal 2007. Based on this review, our principal executive officers concluded that our disclosure controls and procedures were not effective as of May 5, 2007 because of three material weaknesses in our internal control over financial reporting identified by management. One material weakness involves our controls over the granting of stock options and related documentation, one involves our maintenance of a fully effective control environment, and one involves the period-end financial close and reporting process. The Company’s Annual Report on Form 10-K for the period ended February 3, 2007, which is being filed concurrently with this Quarterly Report on Form 10-Q, contains additional information related to these material weaknesses in Management’s Report on Internal Controls Over Financial Reporting in Item 9A—Controls and Procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our first fiscal quarter ended May 5, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on or about September 14, 2006, the Company suspended the granting of stock options or other equity awards to employees and directors and the exercise of outstanding options until it implements new practices for equity awards and becomes current in its periodic reporting to the SEC. This suspension continues currently.

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

With regard to the material weakness in the financial closing and reporting function, the Company has hired a Senior Vice President, Finance, who is expected to become the CFO shortly after this filing, and has filled substantially all open positions in the accounting department, which the Company expects will help to remediate this material weakness. In addition, the Company's management and its Audit Committee are taking steps to:

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

•                  Reinforce the thresholds required for management review and approval of account reconciliations and journal entries; and

•                  Formalize and expand the documentation of certain of the Company's procedures with respect to review and oversight of financial reporting.

These remediation steps are currently being implemented

Part II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

We are involved in various legal proceedings arising in the normal course of business and reserve for litigation settlements and contingencies when we can determine the probability of outcome and can estimate losses. Estimates are adjusted as facts and circumstances require. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on our financial position or results of operations.

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

On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of the Board of Directors and certain current and former senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of our current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Securities Exchange Act of 1934 (the “Exchange Act”) and common law, (iv) caused the Company to issue false and misleading public statements and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint seeks money damages, an accounting by the defendants for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The defendants have moved to dismiss the action and on or about June 15, 2007, the plaintiff filed an amended complaint adding, among other things, a claim for securities fraud under SEC rule 10b-5.

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

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action status on behalf of Ms. Fong and other individuals similarly situated. We filed our Answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant. The parties are currently conducting discovery in this matter. We believe we have meritorious defenses to the claims. The claims asserted are not covered by our employment practices liability insurance, and at this time, we cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter.

On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act (“FACTA”) and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief. The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims and will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 6.    Exhibits.

Exhibits

Exhibit No.	Description of Document

10.1

Fifth Amended and Restated Loan and Security Agreement, dated June 28, 2007 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.29 to registrant’s Annual Report on Form 10-K for the period ended February 3, 2007 is incorporated by reference herein.

10.2

Letter of Credit Agreement dated June 28, 2007 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.30 to registrant’s Annual Report on Form 10-K for the period ended February 3, 2007 is incorporated by reference herein.

10.3

Second Amendment to Loan and Security Agreement dated as of June 28, 2007 between Hoop Retail Stores, LLC, as borrower; Hoop Canada Holdings, Inc., as guarantor; Hoop Canada, Inc., as secondary guarantor; the financial institutions named therein; and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.33 to registrant’s Annual Report on Form 10-K for the period ended February 3, 2007 is incorporated by reference herein.

10.4(*)

Severance agreement and release dated July 9, 2007 with Steven Balasiano filed as Exhibit 10.35 to registrant’s Annual Report on Form 10-K for the period ended February 3, 2007 is incorporated by reference herein.

10.5(*)

Employment Agreement dated April 16, 2007 effective as of February 4, 2007 between The Children’s Place Retail Stores, Inc. and Susan Riley filed as Exhibit 99.1 to Form 8-K dated April 19, 2007 is incorporated by reference herein.

10.6

Refurbishment Amendment to License and Conduct of Business Agreement dated as of August 29, 2007 between The Children’s Place Retail Stores, Inc., its subsidiaries Hoop Retail Stores, LLC and Hoop Canada, Inc. and TDS Franchising LLC, a subsidiary of The Walt Disney Company filed as Exhibit 10.46 to registrant’s Annual Report on Form 10-K for the period ended February 3, 2007 is incorporated by reference herein.

10.7

Third Amendment to Loan and Security Agreement dated as of August 9, 2007 between Hoop Retail Stores, LLC, as borrower; Hoop Canada Holdings, Inc., as guarantor; Hoop Canada, Inc., as secondary guarantor; the financial institutions named therein; and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.45 to registrant’s Annual Report on Form 10-K for the period ended February 3, 2007 is incorporated by reference herein.

10.8

First Amendment to Fifth Amended and Restated Loan and Security Agreement, dated November 2, 2007 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.47 to registrant’s Annual Report on Form 10-K for the period ended February 3, 2007 is incorporated by reference herein.

31	Section 302 Certifications

32	Section 906 Certifications

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