Form 10-Q
period 2007-08-04
CHILDRENS PLACE RETAIL STORES INC
filed 2007-12-05
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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
FOR THE PERIOD ENDED AUGUST 4, 2007

PART I.    FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 4, 2007	February 3, 2007	July 29, 2006
	(Unaudited)		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$84,569	$116,991	$97,419
Short term investments	—	75,175	12,665
Accounts receivable	36,200	35,173	34,853
Inventories	333,870	239,039	254,626
Prepaid expenses and other current assets	76,510	42,817	65,245
Deferred income taxes	15,116	16,410	7,400
Total current assets	546,265	525,605	472,208
Long-term assets:
Property and equipment, net	402,108	341,739	282,998
Deferred income taxes	84,780	69,039	55,546
Other assets	3,119	3,103	5,258
Total assets	$1,036,272	$939,486	$816,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Revolving loan	$72,225	$—	$—
Accounts payable	124,751	82,970	101,580
Income taxes payable	6,670	20,116	11,711
Accrued expenses, interest and other current liabilities	121,033	138,770	108,768
Total current liabilities	324,679	241,856	222,059
Long-term liabilities:
Deferred rent liabilities	126,315	123,585	115,072
Deferred royalty	43,395	45,941	36,398
Unrecognized tax benefits	21,809	—	—
Other long-term liabilities	6,444	6,317	7,011
Total liabilities	522,642	417,699	380,540

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 29,083,916 shares, 29,083,916 shares and 29,029,607 shares issued and outstanding at August 4, 2007, February 3, 2007 and July 29, 2006, respectively	2,909	2,909	2,903
Additional paid-in capital	193,724	188,566	185,082
Accumulated other comprehensive income	11,013	4,344	7,706
Retained earnings	305,984	325,968	239,779
Total stockholders’ equity	513,630	521,787	435,470
Total liabilities and stockholders’ equity	$1,036,272	$939,486	$816,010

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006(1)
Net sales	$424,297	$395,614	$903,160	$822,123
Cost of sales	293,994	258,300	581,911	517,846

Gross profit	130,303	137,314	321,249	304,277
Selling, general and administrative expenses	155,777	143,247	306,375	273,061
Asset impairment charges	635	—	635	—
Depreciation and amortization	18,569	15,858	36,304	30,065

Operating (loss) income	(44,678)	(21,791)	(22,065)	1,151
Interest income, net	566	796	1,884	1,673

(Loss) income before income taxes	(44,112)	(20,995)	(20,181)	2,824
(Benefit from) provision for income taxes	(16,021)	(7,476)	(6,804)	1,623
Net (loss) income	$(28,091)	$(13,519)	$(13,377)	$1,201

Basic net (loss) income per common share	$(0.97)	$(0.47)	$(0.46)	$0.04

Basic weighted average common shares outstanding	29,084	28,899	29,084	28,571

Diluted net (loss) income per common share	$(0.97)	$(0.47)	$(0.46)	$0.04

Diluted weighted average common shares and common share equivalents outstanding	29,084	28,899	29,084	29,729

(1)          The Condensed Consolidated Statement of Operations for the twenty-six weeks ended July 29, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,377)	$1,201
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	36,304	30,065
Deferred financing fee amortization	160	175
Amortization of lease buyouts	117	81
Loss on disposals of property and equipment	115	711
Asset impairment charges	635	—
Equity compensation expense	3,362	1,229
Stock-based compensation expense related to liability awards	(568)	—
Deferred royalty, net	(863)	9,236
Deferred taxes	(9,598)	(7,389)
Deferred rent and lease incentives	(6,903)	(6,059)
Changes in operating assets and liabilities:
Accounts receivable	(745)	(5,699)
Inventories	(91,527)	(40,691)
Prepaid income taxes	(33,643)	(25,601)
Prepaid expenses and other current assets	532	(580)
Other assets	(239)	(299)
Accounts payable	38,870	17,625
Accrued expenses, interest and other current liabilities	(7,696)	12,587
Income taxes payable	(6,875)	(40,998)
Deferred rent liabilities	8,332	15,129
Other liabilities	2,448	1,342
Total adjustments	(67,782)	(39,136)
Net cash used in operating activities	(81,159)	(37,935)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(100,988)	(62,398)
Purchase of investments	(1,040,025)	(725,576)
Sale of investments	1,115,200	712,911
Other investing activities	—	(24)
Net cash used in investing activities	(25,813)	(75,087)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	—	25,971
Excess tax benefit for stock option exercises	—	10,924
Borrowings under revolving credit facility	200,275	109,103
Repayments under revolving credit facility	(128,050)	(109,103)
Net cash provided by financing activities	72,225	36,895
Effect of exchange rate changes on cash	2,325	223
Net decrease in cash and cash equivalents	(32,422)	(75,904)
Cash and cash equivalents, beginning of period	116,991	173,323
Cash and cash equivalents, end of period	$84,569	$97,419

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006(1)
OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest	$973	$397
Cash paid during the period for income taxes	$38,730	$64,664
Accrued purchases of property and equipment, lease acquisition and software costs	$(8,724)	$2,299
Land received for distribution center	$1,800	$—

(1)          The Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended July 29, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly The Children’s Place Retail Stores, Inc.’s (the “Company”) consolidated financial position as of August 4, 2007 and July 29, 2006, the results of its consolidated operations for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively and its consolidated cash flows for the twenty-six weeks ended August 4, 2007 and July 29, 2006. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 are not necessarily indicative of operating results for a full fiscal year. The condensed consolidated balance sheet as of February 3, 2007 has been taken from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 3, 2007 included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007 filed with the SEC. The consolidated statement of operations for the twenty-six weeks ended July 29, 2006 contains information for the thirteen weeks ended April 29, 2006 that was restated in the Company’s Form 10-K for the year ended February 3, 2007.

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

The following tables summarize the Company’s equity compensation expense for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 (in thousands):

	Thirteen Weeks Ended August 4, 2007
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$303	$303
Performance award expense (1)	—	—	—
Stock compensation expense related to the issuance of liability awards (2)	—	8	8
Expense related to modification of previously issued stock options (i.e., tolling) (3)	8	1,890	1,898
Tolled stock options accounted for as liability awards and related fair market value adjustment (3)	(390)	(171)	(561)
Total stock based compensation expense	$(382)	$2,030	$1,648

	Twenty-Six Weeks Ended August 4, 2007
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$612	$612
Performance award expense (1)	—	—	—
Stock compensation expense related to the issuance of liability awards (2)	—	147	147
Expense related to modification of previously issued stock options (i.e., tolling) (3)	684	2,066	2,750
Tolled stock options accounted for as liability awards and related fair market value adjustment (3)	(508)	(207)	(715)
Total stock based compensation expense	$176	$2,618	$2,794

	Thirteen Weeks Ended July 29, 2006
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$437	$437
Performance award expense (1)	(875)	(1,395)	(2,270)
Total stock based compensation expense	$(875)	$(958)	$(1,833)

	Twenty-Six Weeks Ended July 29, 2006(4)
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$1,229	$1,229
Performance award expense (1)	—	—	—
Total stock based compensation expense	$—	$1,229	$1,229

(1)        The Company determined that it is not probable that the Minimum Performance Target will be met. Accordingly, the Company has not recognized compensation expense related to Performance Awards (as defined below).

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

(4)        The Condensed Consolidated Statement of Operations for the twenty-six weeks ended July 29, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

The Company recognized a tax benefit of approximately $0.7 million and $1.1 million for the thirteen and twenty-six weeks ended August 4, 2007, respectively. The Company recognized tax expense of approximately $0.7 million related to equity compensation for the thirteen weeks ended July 29, 2006 due to the reversal of the accrual for Performance Awards (as defined below). The Company recognized a tax benefit of approximately $0.5 million related to equity compensation expense for the twenty-six weeks ended July 29, 2006.

Stock Option Plans

The fair value of issued stock options has been estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions(1):

July 29, 2006
Dividend yield	0%
Volatility factor(2)	41.4%
Weighted average risk-free interest rate(3)	4.35%
Expected life of options(4)	4.8years
Weighted average fair value on grant date	$19.37 per share

(1)    Due to the Company’s suspension of equity awards, no options were granted in the thirteen weeks ended August 4, 2007.

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

Changes in the Company’s stock options for the twenty-six weeks ended August 4, 2007 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of fiscal year	2,322	$30.36
Granted (1)	—
Exercised (1)	—
Forfeited	—
Options outstanding, end of quarter	2,322	$30.36	5.52	$4,067
Options exercisable, end of quarter	2,178	$30.31	5.40	$1,791

(1)        Due to the Company’s suspension of equity awards, no options were granted or exercised in the thirteen weeks ended August 4, 2007.

Changes in the Company’s unvested stock options for the twenty-six weeks ended August 4, 2007 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested options, beginning of fiscal year	150	$15.73
Granted	—	—
Vested	(6)	13.86
Forfeited	—	—
Unvested options, end of quarter	144	$15.81

Total unrecognized equity compensation expense related to unvested stock options approximated $1.5 million as of August 4, 2007, which will be recognized over a weighted average period of approximately 1.4 years.

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

Changes in the Company’s unvested Performance Awards for the thirteen and twenty-six weeks ended August 4, 2007 were as follows:

	Thirteen Weeks Ended August 4, 2007		Twenty-Six Weeks Ended August 4, 2007
	Number of Performance Awards	Weighted Average Grant Date Fair Value	Number of Performance Awards	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Unvested Performance Awards, beginning of period	531	$46.42	544	$46.70
Granted	—	—
Vested	—	—	—	—
Forfeited (1)	(6)	42.99	(19)	45.46
Unvested Performance Awards, end of period	525	$46.30	525	$46.30

(1)        Includes the forfeiture of 6,180 shares for a terminated Participant and subsequently modified by the Compensation Committee as part of the Participant’s severance agreement.

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

Following a two-year royalty abatement, the Company commenced royalty payments under the License Agreement in November 2006 and paid $6.0 million and $11.4 million in royalties during the thirteen and twenty-six weeks ended August 4, 2007, respectively. Due to the royalty abatement discussed above, there were no royalty amounts due or paid under the License Agreement during the thirteen and twenty-six weeks ended July 29, 2006. During the thirteen and twenty-six weeks ended August 4, 2007, the Company recorded $5.5 million and $10.6 million for royalty expense, as compared to $5.2 million and $9.2 million during the thirteen and twenty-six weeks ended July 29, 2006. The Company had an accrued liability on its balance sheet of $43.4 million as of August 4, 2007 and $36.4 million as of July 29, 2006.

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

Internet Commerce Operations

Beginning in July 2007, the Company’s subsidiaries commenced Internet commerce operations through an alliance with a Disney affiliate in which certain Disney Store merchandise is sold on the disneyshopping.com website. Disney Store merchandise is accessible through either www.disneystore.com or www.disneyshopping.com. The Company anticipates entering into a formal amendment to the License Agreement relating to this Internet business. It is anticipated that this amendment to the License Agreement will supersede the Company’s obligation to launch its own Disney Store Internet store, which pursuant to the License Agreement, as modified by certain letter agreements, the Company is required to launch by January 31, 2008.

June Letter Agreement

The Company, Hoop and TDSF entered into a letter agreement on June 7, 2007 (dated as of June 6, 2007) (the “June Letter Agreement”), addressing issues that had been raised by TDSF, as previously disclosed by the Company, relating to the compliance by Hoop with certain provisions of the Disney License Agreement. The June Letter

Agreement set forth TDSF’s position that Hoop has committed 120 uncured material breaches of the License Agreement, primarily relating to Hoop’s obligations with respect to store remodeling and store maintenance. TDSF asserted that the existence of these breaches would permit TDSF to exercise its rights and remedies under the License Agreement, which could include termination of the License Agreement.

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

4.              NET (LOSS) INCOME PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles net income and share amounts utilized to calculate basic and diluted net loss per common share (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006(1)
Net (loss) income	$(28,091)	$(13,519)	$(13,377)	$1,201

Basic shares	29,084	28,899	29,084	28,571
Dilutive effect of stock options	—	—	—	1,158
Dilutive shares	29,084	28,899	29,084	29,729

Anti-dilutive options	901	1,059	943	20

(1)        The Condensed Consolidated Statement of Operations for the twenty-six weeks ended July 29, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Form 10-K for the fiscal year ended February 3, 2007.

The net loss per share presented in the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended August 4, 2007, as well as the thirteen weeks ended July 29, 2006, excludes the dilutive effect of stock options, which would have been anti-dilutive as a result of the net loss.

5.              COMPREHENSIVE (LOSS) INCOME

The following table presents the Company’s comprehensive loss (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006(1)
Net (loss) income	$(28,091)	$(13,519)	$(13,377)	$1,201
Translation adjustments	3,045	(198)	6,669	495
Comprehensive (loss) income	$(25,046)	$(13,717)	$(6,708)	$1,696

(1)          The Condensed Consolidated Statement of Operations for the twenty-six weeks ended July 29, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Form 10-K for the fiscal year ended February 3, 2007.

6.              PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	August 4, 2007	February 3, 2007	July 29, 2006
Property and equipment:
Land and land improvements	$3,403	$—	$—
Leasehold improvements	336,199	321,019	287,314
Store fixtures and equipment	244,878	229,880	205,772
Capitalized software	46,650	43,116	40,187
Construction in progress	118,849	58,529	29,225
	749,979	652,544	562,498
Less accumulated depreciation and amortization	(347,871)	(310,805)	(279,500)
Property and equipment, net	$402,108	$341,739	$282,998

The Company received approximately 125 acres of land as a donation from DeKalb County, Alabama in exchange for a commitment by the Company to build a distribution center in Fort Payne, Alabama. Construction of the distribution center is complete and the Company began operations during the thirteen weeks ended August 4, 2007. The Company recorded the land at its fair value of approximately $1.8 million.

The Company impaired certain assets in fiscal 2006. Accordingly, the Company has recognized approximately $0.9 million and approximately $1.8 million in accelerated depreciation in the thirteen weeks and twenty-six weeks ended August 4, 2007 due to the change in estimate of the assets’ estimated useful life.

7.     INVESTMENTS

Investments are classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s short-term investments are principally composed of Variable Rate Demand Notes (“VRDN”). The Company had short-term investment balances of $0 million, $75.2 million and $12.7 million as of August 4, 2007, February 3, 2007 and July 29, 2006, respectively. VRDN are classified as available-for-sale and are stated at fair value. Interest rates reset periodically and the investments typically are settled within 35 days. As a result, there are no cumulative gross unrealized holding gains or losses related to these securities. All income from these investments is recorded as interest income.

8.              CREDIT FACILITIES

2007 Amended Loan Agreement; Letter of Credit Agreement

In June 2007, the Company entered into a Fifth Amended and Restated Loan and Security Agreement (the “2007 Amended Loan Agreement”) and a new letter of credit agreement (the “Letter of Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”) as senior lender and administrative and syndicated agent, and the Company’s other senior lenders for the purpose of better supporting the Company’s capital needs and reducing the fees associated with its credit facility borrowings.

The 2007 Amended Loan Agreement provides a facility maximum of $100 million for borrowings and letters of credit, with a $30 million “accordion” feature that enables the Company, at its option, to increase the facility to an aggregate amount of $130 million. There is also a seasonal over-advance feature that enables the Company to borrow up to an additional $20 million from July 1 through October 31, subject to satisfying certain conditions, including a condition relating to earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12 month basis based upon the most recent financial statements furnished to Wells Fargo and the Company’s estimate of projected pro forma EBITDA for the over-advance period. The term of the facility ends on November 1, 2010. If the Company terminates the 2007 Amended Loan Agreement during the first year there is a termination fee of 0.5% of the $100 million facility maximum ($130 million if the accordion feature is in use) plus any seasonal over-advance amounts in effect. The LIBOR margin is 1.00% to 1.50%, depending on the Company’s average excess availability, and the unused line fee is 0.25%.

Prior to the 2007 Amended Loan Agreement, the Company borrowed under a 2004 Amended Loan Agreement, which contained substantially similar covenants as the 2007 Amended Loan Agreement, except the 2004 Amended Loan Agreement: (i) permitted borrowings up to $130 million (including a sublimit for letters of credit of $100 million), (ii) provided for amounts outstanding to bear interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR rate plus a pre-determined margin of 1.50% to 3.00%, and (iii) contained an unused line fee of 0.38%.

Credit extended under the 2007 Amended Loan Agreement is secured by a first priority security interest in substantially all of the Company’s assets, other than assets in Canada and Puerto Rico and assets owned by Hoop. The amount that can be borrowed under the 2007 Amended Loan Agreement depends on levels of inventory and accounts receivable relating to The Children’s Place business. The 2007 Amended Loan Agreement also contains covenants, which include limitations on annual capital expenditures, maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. The 2007 Amended Loan Agreement also contains covenants limiting the amount of funds the Company can invest in Hoop to $20 million, $55 million, $36 million and $52 million in fiscal years 2007, 2008, 2009 and 2010, respectively, not to exceed a maximum aggregate of $175 million over the term of the credit facility.

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

As of August 4, 2007, the Company has not used its accordion feature, but had access to its seasonal over-advance feature, expanding its line of credit to $120 million. As of August 4, 2007, February 3, 2007 and July 29, 2006 the Company had outstanding borrowings of $72.2 million, $0 million and $0 million, respectively. During the twenty-six weeks ended August 4, 2007, various letters of credit were issued and the Company had letters of credit outstanding of $63.7 million ($51.5 million in merchandise letters of credit under the 2007 Letter of Credit Agreement, and $12.2 million in standby letters of credit under the 2007 Amended Loan Agreement). The average loan balance during the twenty-six weeks ended August 4, 2007 was approximately $10.5 million and the average interest rate was 7.89%. The maximum outstanding letters of credit were $87.2 million during the twenty-six weeks ended August 4, 2007. Availability under the 2007 Amended Loan Agreement (as defined in the agreement) as of August 4, 2007 was $35.6 million.

Primarily as a result of the Company’s restatement and the delay in completion of its financial statements caused by the stock option investigation, the Company was not in compliance with the financial reporting covenants under the 2007 Amended Loan Agreement as of August 4, 2007 or thereafter. However, the Company obtained waivers from its lenders for such noncompliance. There were no fees associated with obtaining these waivers through August 30, 2007; however, the Company was required to pay a fee of $102,000 to extend the waiver from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

Refer to Note 14—Subsequent Events for discussion of the Company’s November 2007 amendment to its 2007 Amended Loan Agreement.

Amendments to Hoop Loan Agreement

In June 2007, concurrently with the execution of the 2007 Amended Loan Agreement, and in August 2007, the Company entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo, as senior lender and administrative and syndicated agent, and the other lenders (collectively, the “Amendments to the Hoop Loan Agreement”) to reduce the interest rates charged on outstanding borrowings and letters of credits. The Amendments to the Hoop Loan Agreement provide a facility maximum of $75 million for borrowings and provides for a $25 million accordion feature that enables the Company to increase the facility to an aggregate amount of $100 million. The accordion feature is available at the Company’s option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. The term of the Amendments to the Hoop Loan Agreement ends on

November 21, 2010. Amounts outstanding under the Amendments to the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. Depending on the domestic Hoop entity’s level of excess availability, the LIBOR margin is 1.50% or 1.75%, commercial letter of credit fees are 0.75% or 1.00%, and standby letter of credit fees are 1.25% or 1.50%. The unused line fee is 0.25%.

Prior to the Amendments to the Hoop Loan Agreement, the Company borrowed under a Loan and Security Agreement (the “Hoop Loan Agreement”). Covenants under the Hoop Loan Agreement were substantially similar to those under the Amendments to the Hoop Loan Agreement, except that the Hoop Loan Agreement: (i) permitted borrowings up to $100 million (including a sublimit for letters of credit of $90 million), (ii) provided for amounts outstanding to bear interest at a floating rate equal to the prime rate plus a margin of 0.25% or, at Hoop’s option, the LIBOR rate plus a pre-determined margin of 2.00% or 2.25%, depending on the domestic Hoop entity’s level of excess availability, and (iii) contained an unused line fee of 0.30%.

Credit extended under the Amendments to the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of the domestic Hoop entity as well as a pledge of a portion of the equity interests in Hoop Canada. The Amendments to the Hoop Loan Agreement also contain covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and indebtedness.

The Company had no outstanding borrowings as of August 4, 2007. During the twenty-six weeks ended August 4, 2007, various letters of credit were issued, but there were no borrowings other than letters of credit that cleared after business hours. The average balance during the twenty-six weeks ended August 4, 2007 was approximately $0.2 million and the average interest rate was 8.49%. The maximum outstanding letters of credit were $38.3 million during the twenty-six weeks ended August 4, 2007. Letters of credit outstanding as of August 4, 2007 were $36.0 million and availability as of August 4, 2007 was $39.0 million. The interest rate charged was 8.25% as of August 4, 2007.

Primarily as a result of the delay in completion of the Company’s financial statements caused by the stock option investigation and its discussions with Disney regarding breaches of the License Agreement, the Company was not in compliance as of August 4, 2007 or thereafter with the financial reporting covenants under the Amendments to the Hoop Loan Agreement or the provision requiring Hoop to comply with the License Agreement. However, the Company obtained waivers from its lenders for such noncompliance. There were no fees associated with obtaining these waivers through August 30, 2007. However, the Company was required to pay a fee of $48,000 to extend the waiver from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

Letter of Credit Fees

Letter of credit fees approximated $0.4 million in the twenty-six weeks ended August 4, 2007 and July 29, 2006. Letter of credit fees are included in cost of sales.

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

Nasdaq Proceedings

As the Company did not timely file its Quarterly Reports on Form 10-Q for the quarters ended July 29, 2006 and October 28, 2006, its Annual Report on Form 10-K for fiscal 2006, and its Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007 (collectively, the “Required Reports”), the Company was out of compliance with the reporting requirements of the SEC and the Nasdaq Global Select Market (“Nasdaq”) for more than one year.

The Company has received determination letters from the Staff of the Nasdaq stating that because it was not in compliance with Nasdaq listing requirements, its common stock is subject to delisting. Since September 2006 the Company has been in contact with the Nasdaq Listing Qualifications Panel, Nasdaq’s Listing and Hearing Review council, and the Board of Directors of the Nasdaq Stock Market LLC (the “Nasdaq Board”) regarding the Company’s inability to comply with Nasdaq’s listing requirements and when the Company might be able to again become compliant. The last communication the Company received from Nasdaq was from the Nasdaq Board on November 9, 2007 stating that that the Company had until January 9, 2008 to file all of the Required Reports in order to regain compliance with Nasdaq’s listing requirements. With this filing, the Company is current with its Required Reports and believes it has regained compliance with Nasdaq’s listing requirements.

In addition, Nasdaq listing rules require that all issuers solicit proxies and hold an annual meeting of its shareholders within 12 months of the end of the issuer’s fiscal year end. In order for the Company to comply with this rule, it must hold its annual meeting of shareholders for the fiscal year ended February 3, 2007, no later than February 3, 2008. In addition, the Company must be current in its SEC filings before it can solicit proxies for such annual meeting of its shareholders. Accordingly, if the Company is unable to become current in its SEC filings in sufficient time for us to solicit proxies for an annual meeting of the Company’s shareholders by February 3, 2008, or if it otherwise fails to hold such meeting by February 3, 2008, the Company’s shares could be delisted from Nasdaq.

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

Refer to Note 14—Subsequent Events for further discussion of the Company’s pending legal matters.

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

The Company’s effective tax rate for the thirteen and twenty-six weeks ended August 4, 2007 was 36.3% and 33.7%, respectively. For the thirteen and twenty-six weeks ended July 29, 2006, the Company’s effective tax rates were 35.6% and 57.5%, respectively. The Company’s effective tax rate during the twenty-six weeks ended July 29, 2006 was impacted by an additional provision of approximately $0.6 million, resulting primarily from tax law changes in certain states.

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

The cumulative effect of adopting FIN 48 was an approximate $6.6 million decrease to beginning retained earnings as of February 4, 2007. Consistent with the provisions of FIN 48, the Company reclassified approximately $6.2 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and increased its tax reserves approximately $15.1 million. The total amount of unrecognized tax benefits as of the date of adoption was approximately $21.3 million. Included in the balance of unrecognized tax benefits on February 4, 2007, is a net amount of approximately $12.8 million that, if recognized, would favorably affect the Company’s effective tax rate and a balance of approximately $8.5 million relating to offsetting tax benefits associated with the federal tax benefit from state income taxes, the federal and state tax benefit of interest, and timing adjustments. During the twenty-six weeks ended August 4, 2007, the Company recognized approximately $0.5 million of additional interest expense related to its unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized income tax liabilities in income tax expense. The total amount of interest and penalties included in the FIN 48 liability at adoption is approximately $3.3 million and $1.9 million, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With limited exception, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax audits by taxing authorities for years through 2002. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. During the Second Quarter 2007, the Internal Revenue Service initiated an audit of the Company’s U.S. Federal Consolidated Returns for fiscal 2004 and fiscal 2005.

11.       INTEREST INCOME, NET

The following table presents the components of the Company’s interest income, net (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006(1)
Interest income	$784	$437	$1,400	$794
Tax-exempt income	420	689	1,436	1,517
Total interest income	1,204	1,126	2,836	2,311

Less:
Interest expense – credit facilities	410	20	424	34
Capitalized interest	(360)	—	(360)	—
Unused line fee	80	115	203	240
Amortization of deferred financing fees	80	80	160	175
Other fees	428	115	525	189
Interest income, net	$566	$796	$1,884	$1,673

(1)        The Condensed Consolidated Statement of Operations for the twenty-six weeks ended July 29, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

The following tables provide segment level financial information for the thirteen weeks ended August 4, 2007 and July 29, 2006 (dollars in millions):

	Thirteen Weeks Ended August 4, 2007
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$290.5	$133.8	$—	$424.3
Operating (loss)	(11.3)	(9.5)	(23.9)	(44.7)
Operating profit (loss) as a percent of net sales	(3.9)%	(7.1)%	N/A	(10.5)%

	Thirteen Weeks Ended July 29, 2006
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$269.4	$126.2	$—	$395.6
Operating profit (loss)	2.3	(3.6)	(20.5)	(21.8)
Operating profit (loss) as a percent of net sales	0.9%	(2.9)%	N/A	(5.5)%

	Twenty-Six Weeks Ended August 4, 2007
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$646.5	$256.7	$—	$903.2
Operating profit (loss)	43.2	(13.9)	(51.4)	(22.1)
Operating profit (loss) as a percent of net sales	6.7%	(5.4)%	N/A	(2.4)%

Total assets	$798.2	$218.8	19.3	$1,036.3
Capital expenditures	91.6	5.2	4.2	101.0

	Twenty-Six Weeks Ended July 29, 2006(1)
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$591.4	$230.7	$—	$822.1
Operating profit (loss)	53.8	(10.2)	(42.4)	1.2
Operating profit (loss) as a percent of net sales	9.1%	(4.4)%	N/A	0.1%

Total assets	$587.2	$209.4	$19.4	$816.0
Capital expenditures	36.2	26.2	—	62.4

(1)        The Condensed Consolidated Statement of Operations for the twenty-six weeks ended July 29, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

13.       RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

During the thirteen and twenty-six weeks ended August 4, 2007, the Company purchased approximately $2.7 million and $3.4 million, respectively, of footwear from Nina Footwear Corporation as compared to approximately $1.3 million and $2.0 million purchased in the thirteen and twenty-six weeks ended July 29, 2006. Stanley Silverstein, who is a member of the Board and the father-in-law of Ezra Dabah, former Chief Executive Officer (“CEO”) and also a member of the Board, owns Nina Footwear Corporation with his brother.

14.       SUBSEQUENT EVENTS

Modifications of Disney License Agreement

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

	Store Remodel		Mickey Retrofit		Maintenance Refresh			Total
Fiscal Year	Stores (#)	Estimated Cost ($ )	Stores (#)	Estimated Cost ($ )	Stores (#)	Estimated Cost ($ )	Contingency ($ )	Estimated Cost ($ )
2007	7	$4,250	7	$1,050	6	$950	$1,245	$7,495
2008	49	31,650	28	4,200	129	9,675	1,245	46,770
2009	60	39,000	—	—	—	—	1,245	40,245
2010	70	45,500	—	—	—	—	1,245	46,745
2011	50	32,500	—	—	—	—	1,245	33,745
2007 - 2011	236	$152,900	35	$5,250	135	$10,625	$6,225	$175,000

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

Amendment to 2007 Restated and Amended Loan Agreement

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

During fiscal 2006, we suspended the store renovation program because of dissatisfaction with our “Mickey” store prototype from a brand, design and construction standpoint. As of February 3, 2007, we had remodeled a total of 45 Disney Stores since our acquisition. Pursuant to the provisions of the License Agreement, as amended in 2006, relating to required remodeling following lease renewals and required remodeling of stores at least once every 12 years, we were required to remodel a total of 145 stores as of February 3, 2007. As of February 3, 2007, we had remodeled 32 of these required stores, with the result that 113 of the store remodels required by that date under the terms of the License Agreement had not been completed by that date. The remaining 13 store remodels we had completed were not required pursuant to the provisions of the License Agreement.

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

Following discussions with Disney, in June 2007, we entered into a June Letter Agreement with Disney which modified and superseded certain provisions of the License Agreement, including the remodeling requirements, through fiscal 2011 and created additional obligations for us and Hoop with respect to the remodeling of Disney Stores. The June Letter Agreement was entered into to address Disney’s assertion that through the date of the June Letter Agreement we had committed 120 material breaches of the License Agreement. The June Letter Agreement stated that if we fully complied with its terms, Disney would forbear from exercising any rights or remedies that it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the June Letter Agreement. However, if we were to violate any of the provisions of the June Letter Agreement, Disney would have the right to terminate its forbearance under the June Letter Agreement, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including possibly terminating our license to operate the Disney Stores based on numerous material breaches and claiming breach fees, as if the June Letter Agreement had not been executed. The June Letter Agreement also stated that, if we were to breach any of its provisions on three or more occasions and Disney had not previously exercised its right to terminate the June Letter Agreement, a payment of $18.0 million to Disney would become immediately due and payable with respect to the breach fees called for by the License Agreement. If we were to violate any of the provisions of the June Letter Agreement on five or more occasions, Disney would have the right to immediately terminate the License Agreement, without any right on our part to defend, counterclaim, protest or cure. The June Letter Agreement stated that its terms would take effect immediately but that the parties anticipated the June Letter Agreement would later be replaced by a formal amendment to the License Agreement incorporating the terms of the June Letter Agreement.

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

In addition, the Refurbishment Amendment requires us to complete a “maintenance and refresh” program (which includes the Mickey retrofits) in approximately 165 Disney Stores by June 30, 2008, including the flagship store located on Michigan Avenue in Chicago, which must be completed by October 31, 2007. Some of the stores that are refreshed will subsequently be remodeled into the new store prototype. The Refurbishment Amendment obligates us to complete the remodel and refresh program described above and, as required by the Refurbishment Amendment, we have committed $175 million, on a consolidated basis, to fund such programs through the end of fiscal 2011.

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

The following table summarizes our remodel and maintenance refresh obligations under the terms of the Refurbishment Amendment (amounts in thousands):

	Store Remodel		Mickey Retrofit		Maintenance Refresh			Total
Fiscal Year	Stores (#)	Estimated Cost ($ )	Stores (#)	Estimated Cost ($ )	Stores (#)	Estimated Cost ($ )	Contingency ($ )	Estimated Cost ($ )
2007	7	$4,250	7	$1,050	6	$950	$1,245	$7,495
2008	49	31,650	28	4,200	129	9,675	1,245	46,770
2009	60	39,000	—	—	—	—	1,245	40,245
2010	70	45,500	—	—	—	—	1,245	46,745
2011	50	32,500	—	—	—	—	1,245	33,745
2007 - 2011	236	$152,900	35	$5,250	135	$10,625	$6,225	$175,000

Like the June Letter Agreement, the Refurbishment Amendment states that, if we fully comply with its terms, Disney will forbear from exercising any rights or remedies that it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the Refurbishment Amendment. However, under the terms of the Refurbishment Amendment, if we violate any of its provisions, Disney will have the right to terminate its forbearance under the Refurbishment Amendment, in which case Disney would be free to exercise any or all of its rights and remedies under the License Agreement, including possibly terminating our license to operate the Disney Stores based on numerous material breaches and claiming breach fees, as if the

Refurbishment Amendment had not been executed. The Refurbishment Amendment also states that, if we breach any of its provisions on three or more occasions and Disney has not previously exercised its right to terminate the Refurbishment Amendment, a payment of $18.0 million to Disney becomes immediately due and payable with respect to the breach fees called for by the License Agreement. If we violate any of the provisions of the Refurbishment Amendment on five or more occasions, Disney will have the right to immediately terminate the License Agreement, without any right on our part to defend, counterclaim, protest or cure. It should be noted that the Refurbishment Amendment addresses only those breaches specifically enumerated therein. Disney continues to retain all its other rights and remedies under the License Agreement with respect to any other breaches.

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

Where Disney would have the right to terminate the License Agreement and compel us to rapidly wind down the Disney Store business in accordance with the wind-down provisions of the License Agreement as a result of our breach or breaches thereof, our subsidiaries that operate the Disney Store business may be unable to comply with all of their obligations to landlords and other third parties, in which case these subsidiaries might have no alternative but to seek bankruptcy protection.

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

Refer to Note 14—Subsequent Events in the accompanying consolidated financial statements for additional information regarding the Refurbishment Amendment.

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

Changes in Senior Management

On September 24, 2007, Mr. Ezra Dabah, CEO, resigned from the Company effective immediately. Upon his resignation, Mr. Charles Crovitz, a member of our Board, assumed the responsibilities of CEO on an interim basis. We estimate we will record approximately $4.0 million in the third quarter of fiscal 2007 in severance and related expenses.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our selling, general and administrative expenses increased approximately 50 basis points to 36.7% of net sales during the thirteen weeks ended August 4, 2007 from 36.2% during the thirteen weeks ended July 29, 2006. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006(1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.3	65.3	64.4	63.0
Gross profit	30.7	34.7	35.6	37.0
Selling, general and administrative expenses	36.7	36.2	33.9	33.2
Asset impairment charges	0.1	—	0.1	—
Depreciation and amortization	4.4	4.0	4.0	3.7
Operating (loss) income	(10.5)	(5.5)	(2.4)	0.1
Interest income, net	0.1	0.2	0.2	0.2
(Loss) income before income taxes	(10.4)	(5.3)	(2.2)	0.3
(Benefit from) provision for income taxes	(3.8)	(1.9)	(0.8)	.2
Net (loss) income	(6.6)%	(3.4)%	(1.5)%	0.1%
Number of stores, end of period	1,211	1,142	1,211	1,142

Table may not add due to rounding.

(1)        The Condensed Consolidated Statement of Operations for the twenty-six weeks ended July 29, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in our Annual report on Form 10-K for the fiscal year ended February 3, 2007.

Thirteen Weeks Ended August 4, 2007 (the “Second Quarter 2007”) Compared to Thirteen Weeks Ended July 29, 2006 (the “Second Quarter 2006”)

Net sales increased by $28.7 million, or 7%, to $424.3 million during the Second Quarter 2007 from $395.6 million during the Second Quarter 2006. Net sales included $290.5 million in net sales from The Children’s Place business, which represented an 8% increase over the $269.4 million in net sales reported in the Second Quarter 2006, and $133.8 million in net sales from the Disney Store business, which represented a 6% increase over the $126.2 million in net sales reported in the Second Quarter 2006. Our Second Quarter 2007 sales increase resulted from a $27.6 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores, a $2.7 million increase from our consolidated comparable store sales (on a reported basis), partially offset by the impact of closed stores which represented $1.6 million. We define comparable store sales as net sales from stores that have been open at least 14 full months and that have not been substantially remodeled during that time. During the Second Quarter 2007, we opened 16 The Children’s Place stores and closed one The Children’s Place store.

Consolidated comparable store sales decreased 1% during the Second Quarter 2007. Due to the 53rd week in fiscal 2006, comparable store sales are compared to the thirteen week period ended August 5, 2006. Comparable store sales decreased 1% for The Children’s Place business as compared to a 13% comparable store sales increase in the Second Quarter 2006. Disney Stores comparable store sales were flat as compared to a 14% comparable store sales increase in the Second Quarter 2006.

Our 1% comparable store sales decrease for The Children’s Place business was primarily the result of a decrease in the number of comparable store sales transactions. Our average dollar transactions were comparable with Second Quarter 2006. While we sold more units per transaction during the Second Quarter 2007, this increase was offset by a lower average unit retail price which reflected our clearance of summer merchandise. During the Second Quarter 2007, we reported our largest comparable same store sales decreases for The Children’s Place business in the Southeast, Southwest and West, which were partially offset by comparable store sales increases in Canada and Metro New York. We believe that our comparable store sales were unfavorably impacted by the timing of tax-free weeks in several states, particularly Texas and Florida, which moved their tax-free back-to-school shopping week from July to August in 2007. By department, comparable same store sales were weakest in our Newborn and Big Girls departments, partially offset by a low single digit same store sales increase in the Boys department. By store type, we experienced comparable same store sales decreases in our “B” and “C” malls as well as in our outlets, while we experienced low to mid-single digit comparable store sales increases in our street locations and “A” malls.

For the Disney Store, our comparable store sales were flat to the Second Quarter 2006. Our 1% decrease in the number of comparable store sales transactions was offset by a 1% increase in our average dollar transaction size. Our increase in dollar transaction size was primarily driven by an increase in the number of units sold in each transaction offset by a lower average unit retail price of merchandise sold during the Second Quarter 2007. By geographical region, we reported comparable store increases in Canada and in the Northeast and low single digit declines in our other regions. By store type, we reported comparable store increases in our outlet and street locations, which were offset by low single digit declines in our mall locations. Guest traffic, which the Disney Store is particularly dependent upon was down 6% in the Second Quarter 2007, which was consistent with national mall traffic declines. By department, the hardlines and softlines achieved the strongest comparable store sales increases with media reporting a double digit comparable store sales decrease. In the Second Quarter 2007, there were no new DVD releases as compared to the release of “High School Musical” during the Second Quarter 2006.

Our sales for the thirteen week period ended November 3, 2007 were $587.4 million, as compared to $550.4 million during the thirteen week period end October 28, 2006. Due to the seasonality of our business, our annual profitability is highly dependent on sales and gross margin during the third and fourth quarters, which is when the majority of our back-to-school and holiday sales occur. Because our sales and margins did not meet our expectations during the third quarter ending November 3, 2007, and because we anticipate that those trends will continue into the fourth quarter, we anticipate that sales will be below our previous projections during those periods, which would result in a disproportionate decrease in our net income versus last year.

Gross profit decreased by $7.0 million to $130.3 million during the Second Quarter 2007 from $137.3 million during the Second Quarter 2006. As a percentage of net sales, gross profit decreased approximately 400 basis points to 30.7% of net sales during the Second Quarter 2007 from 34.7% of net sales during the Second Quarter 2006. The decrease in consolidated gross profit, as a percentage of net sales, resulted primarily from higher markdowns of approximately 350 basis points, higher distribution and occupancy costs of approximately 80 basis points and higher production and design costs of approximately 40 basis points, partially offset by a higher initial markup of approximately 70 basis points. Our decrease in gross margin as a percentage of net sales was driven by higher markdowns in both of our businesses. Markdowns were higher in both our businesses to clear summer merchandise and to generate sales. At The Children’s Place business, higher markdowns, a lower initial markup and the de-leveraging of occupancy and production and design costs were partially offset by lower distribution and buying costs. At the Disney Store, our gross margin, as a percentage of net sales, was lower in the Second Quarter 2007 than the Second Quarter 2006 due to higher markdowns, higher production and design costs, the de-leveraging of occupancy and distribution costs partially offset by a higher initial markup and lower buying costs.

Selling, general and administrative expenses increased $12.6 million to $155.8 million during the Second Quarter 2007 from $143.2 million during the Second Quarter 2006. As a percentage of net sales, selling, general and administrative expenses increased approximately 50 basis points to 36.7% of net sales during the Second Quarter 2007 from 36.2% of net sales during the Second Quarter 2006. Our increase in selling, general and administrative expenses in the Second Quarter 2007 resulted primarily from:

•                Higher store and administrative payroll of approximately 80 basis points, or approximately $7.8 million, resulting from our investment in customer service and in our administrative infrastructure,

•                Higher store variable expenses of approximately 80 basis points, or approximately $4.8 million, driven primarily by higher store repairs and maintenance costs (which includes approximately $0.7 million in Disney Store refresh expenses), supplies and other store variable costs,

•                Stock option investigation costs of approximately 80 basis points, or approximately $3.5 million, which include legal, forensic accounting and other professional fees of approximately $1.8 million, and non-cash compensation expense associated with option terms that were extended due to the suspension of option exercises of approximately $1.7 million, and

•                Higher equity compensation expense of approximately 30 basis points, or approximately $1.3 million, primarily due to our decision to reverse our accrual of Performance Award expense in the Second Quarter 2006 because we determined that we would not meet the Minimum Performance Target for the awards.

These increases were partially offset by:

•                Lower store incentive and management bonuses in the Second Quarter 2007 which approximated 100 basis points, and were approximately $3.8 million lower than the Second Quarter 2006;

•                Lower legal settlements in the Second Quarter 2007 of approximately $1.8 million or approximately 50 basis points due to the settlement of a class action suit in Second Quarter 2006;

•                Lower marketing costs of approximately 50 basis points, or approximately $0.9 million; and

•                Lower remodeling and preopening costs of approximately 20 basis points, or approximately $0.3 million.

The remaining increase in our selling, general and administrative expenses was primarily due to leveraging of expenses to support the growth of our business.

Depreciation and amortization amounted to $18.6 million, or 4.4% of net sales, during the Second Quarter 2007, as compared to $15.9 million, or 4.0% of net sales, during the Second Quarter 2006. Depreciation expense increased $2.7 million during the Second Quarter 2007 due primarily to our new stores, investments in our administrative office facilities, and accelerated depreciation related to the change in estimate of useful lives of certain assets.

During the Second Quarter 2007, we recorded asset impairment charges of approximately $0.6 million, or 0.1% of net sales, for one underperforming The Children’s Place store.

Interest income, net amounted to $0.6 million, or 0.1% of net sales, during the Second Quarter 2007, as compared to $0.8 million, or 0.2% of net sales, during the Second Quarter 2006. The decrease in interest income, net during the Second Quarter 2007 was primarily due to the Company’s utilization of its cash on hand and investments during the Second Quarter 2007 to support its working capital needs. During the Second Quarter 2007, The Children’s Place business began to borrow under the 2007 Amended Loan Agreement to support its working capital needs and incurred approximately $0.4 million of interest expense. This interest was capitalized during the Second Quarter 2007 due to the construction in progress related to our Fort Payne, Alabama distribution center and Emerson Lane administrative offices.

Our benefit from income taxes was $16.0 million and $7.5 million during the Second Quarter 2007 and the Second Quarter 2006, respectively. Our benefit from income taxes increased during the Second Quarter 2007 as a result of our higher loss before income taxes in the Second Quarter 2007 as compared to the Second Quarter 2006.

Our effective tax rate was 36.3% and 35.6% during the Second Quarter 2007 and the Second Quarter 2006, respectively. The increase in our effective tax rate in the Second Quarter 2007 was caused by the seasonality of our earnings as well as a discrete charge for interest expense recognized on FIN 48 liabilities during the Second Quarter 2007 of approximately $0.3 million, compared to a discrete charge of $0.6 million during the Second Quarter 2006 related to certain state tax law changes.

Our net loss in the Second Quarter 2007 was $28.1 million as compared to a net loss of $13.5 million during the Second Quarter 2006, due to the factors discussed above.

Twenty-Six Weeks Ended August 4, 2007 Compared to Twenty-Six Weeks Ended July 29, 2006

Net sales increased by $81.1 million, or 10%, to $903.2 million during the twenty-six weeks ended August 4, 2007 from $822.1 million during the twenty-six weeks ended July 29, 2006. Net sales included $646.5 million in net sales from The Children’s Place business, which represented a 9% increase over the $591.4 million in net sales reported in the twenty-six weeks ended July 29, 2006, and $256.7 million in net sales from the Disney Store business, which represented an 11% increase over the $230.7 million in net sales reported in the twenty-six weeks ended July 29, 2006. Our sales increase for the twenty-six weeks ended August 4, 2007 resulted from a $61.9 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores, by our consolidated comparable store sales increase of 2%, which increased sales by $21.5 million, partially offset by the impact of closed stores which reduced our sales by approximately $2.3 million. Due to the 53rd week in fiscal 2006, comparable store sales are compared to the twenty-six week period ended August 5, 2006. Consolidated comparable store sales increased 13% during the twenty-six weeks ended July 29, 2006.

Comparable store sales increased 1% for The Children’s Place business as compared to a 12% comparable store sales increase during the twenty-six weeks ended July 29, 2006. Disney Stores comparable store sales increased 3% as compared to a 16% comparable store sales increase during the twenty-six weeks ended July 29, 2006.

During the twenty-six weeks ended August 4, 2007, we opened 22 The Children’s Place stores and closed 5 The Children’s Place stores.

Our 1% comparable store sales increase for The Children’s Place business was primarily the result of an increase in the number of comparable store sales transactions. During the twenty-six weeks ended August 4, 2007, our average dollar transaction was flat to the twenty-six weeks ended July 29, 2006. By geographical area during the twenty-six weeks ended August 4, 2007, our comparable store sales increase for The Children’s Place business was driven by our Canada, Metro New York and West regions, which were partially offset by comparable store sales decreases in our other geographical regions. By department, our comparable store sales increases were strongest in our Boys and Accessories departments which reported mid single digit increases, which were offset partially by comparable store sales decreases in our Newborn and Big Girls departments. By store type, we experienced comparable store sales increases in all store types except for a low single digit decrease in our “C” malls.

For the Disney Store, our comparable store sales increased 3% during the twenty-six weeks ended July 29, 2006 due primarily to an increase in our average dollar transaction size. Our increase in average dollar transaction size was driven by an increase in the number of units sold in each transaction partially offset by a lower average unit retail price of merchandise sold during the twenty-six weeks ended August 4, 2007. Our number of comparable store sales transactions during the twenty-six weeks ended August 4, 2007 was in line with the twenty-six weeks ended July 29, 2006. All geographical regions and store types experienced comparable store sales increases. Our strongest comparable store sales increases were reported by our Canadian region.

Gross profit increased by $16.9 million to $321.2 million during the twenty-six weeks ended August 4, 2007 from $304.3 million during the twenty-six weeks ended July 29, 2006. As a percentage of net sales, gross profit decreased approximately 140 basis points to 35.6% of net sales during the twenty-six weeks ended August 4, 2007 from 37.0% of net sales during the twenty-six weeks ended July 29, 2006. The decrease in consolidated gross profit, as a percentage of net sales, resulted from higher markdowns of approximately 220 basis points and production and design costs of approximately 30 basis points, offset by a higher initial markup of approximately 100 basis points and the leveraging of occupancy costs by 10 basis points. Our decrease in gross margin as a percentage of net sales was primarily driven by The Children’s Place. For The Children’s Place business, our gross margin in the twenty-six weeks ended August 4, 2007, as a percentage of net sales, was lower than in the twenty-six weeks ended July 29, 2006 due to higher markdowns partially offset by a higher initial markup. At the Disney Store, our gross margin, as a percentage of net sales, was lower in the twenty-six weeks ended August 4, 2007 than the twenty-six weeks ended July 29, 2006 due to higher markdowns and production and design costs partially offset by a higher initial markup, and the leveraging of occupancy and distribution costs.

Selling, general and administrative expenses increased $33.3 million to $306.4 million during the twenty-six weeks ended August 4, 2007 from $273.1 million during the twenty-six weeks ended July 29, 2006. As a percentage of net sales, selling, general and administrative expenses increased approximately 70 basis points to 33.9% of net sales during the twenty-six weeks ended August 4, 2007 from 33.2% of net sales during the twenty-six weeks ended July 29, 2006. Our increase in selling, general and administrative expenses, relative to net sales, in the twenty-six weeks ended August 4, 2007 resulted primarily from:

•                Stock option investigation costs of approximately 60 basis points, or approximately $5.3 million, which include legal, forensic accounting and other professional fees, non-cash compensation expense associated with option terms that were extended due to the suspension of option exercises during the investigation;

•                Higher store and administrative payroll of approximately 60 basis points, or approximately $16.4 million, resulting from our investment in customer service and in our administrative infrastructure;

•                Higher store variable expenses of approximately 30 basis points, or approximately $10.5 million, driven primarily by higher supplies and store repairs and maintenance costs;

•                Higher benefits costs of approximately 20 basis points, or approximately $3.0 million, primarily driven by higher medical costs; and

•                Increased marketing to promote our brand awareness of approximately 10 basis points, or approximately $3.2 million.

These increases were partially offset by:

•                Lower store incentive and management  bonuses in the twenty-six weeks ended August 4, 2007 which approximated 70 basis points, and were approximately $5.4 million lower than the twenty-six weeks ended July 29, 2006;

•                Lower legal settlement expenses of approximately 30 basis points or approximately $2.0 million in the twenty-six weeks ended August 4, 2007 as compared to the twenty-six weeks ended July 29, 2006; and

•                Lower store remodel and preopening expenses which approximated 20 basis points and were approximately $0.9 million lower than the twenty-six weeks ended July 29, 2006. Our store remodel and preopening costs were lower in the twenty-six weeks ended August 4, 2007 due to the timing of our remodels and new store openings as well as the development of a new store prototype for the Disney Stores.

Depreciation and amortization amounted to $36.3 million, or 4.0% of net sales, during the twenty-six weeks ended August 4, 2007, as compared to $30.1 million, or 3.7% of net sales, during the twenty-six weeks ended July 29, 2006. Depreciation expense increased $6.2 million during the twenty-six weeks ended August 4, 2007 due primarily to our new stores, investments in our administrative office facilities, and accelerated depreciation related to the change in estimate of useful lives of certain assets.

Interest income, net amounted to $1.9 million, or 0.2% of net sales, during the twenty-six weeks ended August 4, 2007, as compared to $1.7 million, or 0.2% of net sales, during the twenty-six weeks ended July 29, 2006.

Our benefit from income taxes was $6.8 million during the twenty-six weeks ended August 4, 2007 as compared to a provision for income taxes of $1.6 million during the twenty-six weeks ended July 29, 2006. Our benefit from income taxes increased during the twenty-six weeks ended August 4, 2007 as a result of a loss before income taxes in the twenty-six weeks ended August 4, 2007 as compared to income before taxes during the twenty-six weeks ended July 29, 2006. Our effective tax rates were 33.7% and 57.5% during the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. The decrease in our effective tax rate in the twenty-six weeks ended August 4, 2007 reflects a discrete charge for interest expense recognized on FIN 48 liabilities for the twenty-six weeks ended August 4, 2007 of approximately $0.5 million, as compared to a discrete charge of $0.6 million during the twenty-six weeks ended July 29, 2006 related to certain state tax law changes. Due to our low pre-tax income of approximately $2.8 million during the twenty-six weeks ended July 29, 2006, this discrete charge had a larger impact on our effective tax rate.

Our net loss in the twenty-six weeks ended August 4, 2007 was $13.4 million as compared to net income of $1.2 million during the twenty-six weeks ended July 29, 2006, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

Our working capital requirements follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons. Our primary uses of cash are financing new store openings and providing working capital, principally used for inventory purchases. As of August 4, 2007, we had short-term borrowings of $72.2 million. Our ability to meet our capital requirements will depend on our ability to generate cash flows from operations and borrowings under our credit facilities. Traditionally, we have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities and we believe that this will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months.

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

We entered into a Guaranty and Commitment (the “Guaranty and Commitment”) dated as of November 21, 2004, in favor of Hoop and Disney. As required by the Guaranty and Commitment, we invested $50 million in Hoop concurrently with the consummation of the acquisition and agreed to invest up to an additional $50 million to enable Hoop to comply with its obligations under the License Agreement and otherwise fund Hoop’s operations. The Guaranty and Commitment provides that our additional $50 million additional commitment is subject to increase if certain distributions are made by Hoop to the Children’s Place. To date, we have not invested any portion of the additional $50 million in Hoop. We also agreed in the Guaranty and Commitment to guarantee the payment and performance of Hoop (for its royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

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

2007 Amended Loan Agreement; Letter of Credit Agreement

In June 2007, we entered into a Fifth Amended and Restated Loan and Security Agreement (the “2007 Amended Loan Agreement”) and a new letter of credit agreement (the “Letter of Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”) as syndicated agent, and our other senior lenders for the purpose of better supporting our capital needs and reducing the fees associated with our credit facility borrowings.

The 2007 Amended Loan Agreement provides a facility maximum of $100 million for borrowings and letters of credit, with a $30 million “accordion” feature that enables us, at our option, to increase the facility to an aggregate amount of $130 million. There is also a seasonal over-advance feature that enables us to borrow up to an additional $20 million from July 1 through October 31, subject to satisfying certain conditions, including a condition relating to earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12 month basis based upon the most recent financial statements furnished to Wells Fargo and our estimate of projected pro forma EBITDA for the over-advance period. The term of the facility ends on November 1, 2010. If we terminate the 2007 Amended Loan Agreement during the first year, there is a termination fee of 0.5% of the $100 million facility maximum ($130 million if the accordion feature is in use) plus any seasonal over-advance amounts in effect. The LIBOR margin is 1.00% to 1.50%, depending on our average excess availability, and the unused line fee is 0.25%.

Prior to the 2007 Amended Loan Agreement, we borrowed under a 2004 Amended Loan Agreement, which contained substantially similar covenants as the 2007 Amended Loan Agreement, except the 2004 Amended Loan Agreement: (i) permitted borrowings up to $130 million (including a sublimit for letters of credit of $100 million), (ii) provided for amounts outstanding to bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined margin of 1.50% to 3.00%, and (iii) contained an unused line fee of 0.38%.

Credit extended under the 2007 Amended Loan Agreement is secured by a first priority security interest in substantially all of the Company’s assets, other than assets in Canada and Puerto Rico and assets owned by Hoop. The amount that can be borrowed under the 2007 Amended Loan Agreement depends on levels of inventory and accounts receivable relating to The Children’s Place business. The 2007 Amended Loan Agreement contains covenants, which include limitations on annual capital expenditures, maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. The 2007 Amended Loan Agreement also contains covenants limiting the amount of funds we can invest in Hoop to $20 million, $55 million, $36 million and $52 million in fiscal years 2007, 2008, 2009 and 2010, respectively, not to exceed a maximum aggregate of $175 million over the term of the credit facility.

Under the Letter of Credit Agreement, we can issue letters of credit for inventory purposes for up to $60 million to support The Children’s Place business. The Letter of Credit Agreement can be terminated at any time by either us or Wells Fargo. Interest is paid at the rate of 0.75% on the aggregate undrawn amount of all letters of credit outstanding. Our obligations under the Letter of Credit Agreement are secured by a security interest in substantially all of the assets of The Children’s Place business, other than assets in Canada and Puerto Rico, and assets of Hoop. Upon any termination of the Letter of Credit Agreement, we would be required to fully collateralize all outstanding letters of credit issued thereunder and, if we failed to do so, our outstanding liability under the Letter of Credit Agreement would reduce our borrowing capacity under the 2007 Amended Loan Agreement.

As of August 4, 2007 we have not used the accordion feature, but we had access to our seasonal over-advance feature, expanding our line of credit to $120 million. As of August 4, 2007 we had outstanding borrowings of $72.2 million. During the twenty-six weeks ended August 4, 2007, various letters of credit were issued and we had letters of credit outstanding of $63.7 million ($51.5 million in merchandise letters of credit under the 2007 Letter of Credit Agreement, and $12.2 million in standby letters of credit under the 2007 Amended Loan Agreement). The average loan balance during the twenty-six weeks ended August 4, 2007 was approximately $10.5 million and the average interest rate was 7.89%. The maximum outstanding letters of credit were $87.2 million during the twenty-six weeks ended August 4, 2007. Availability under the 2007 Amended Loan Agreement (as defined in the agreement) as of August 4, 2007 was $35.6 million.

Amendment to 2007 Restated and Amended Loan Agreement

On November 2, 2007, we entered into an amendment of the 2007 Amended Loan Agreement (the “First Amendment”), extending the period of the over-advance feature of the credit facility until November 30 for fiscal 2007 only. We were required to pay a fee of $30,000 in connection with this amendment.

Primarily as a result of our financial restatement and the delay in completion of our financial statements caused by the stock option investigation, we were not in compliance with the financial reporting covenants under the 2007 Amended Loan Agreement as of August 4, 2007 or thereafter. However, we obtained waivers from our lenders for such noncompliance. There were no fees associated with obtaining these waivers through August 30, 2007. However, we were required to pay a fee of $102,000 to extend the waiver from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

Amendments to Hoop Loan Agreement

In June 2007, concurrently with the execution of the 2007 Amended Loan Agreement, and in August 2007, we entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo and the other senior lenders (collectively, the “Amendments to the Hoop Loan Agreement”) to reduce the interest rates charged on outstanding borrowings and letters of credit. The Amendments to the Hoop Loan Agreement provide a facility maximum of $75 million for borrowings and provides for a $25 million accordion feature that enables us to increase the facility to an aggregate amount of $100 million. The accordion feature is available at our option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. The term of the Amendments to the Hoop Loan Agreement ends on November 21, 2010. Amounts outstanding under the Amendments to the Hoop Loan Agreement bear interest at a floating rate equal to the prime rate or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. Depending on the domestic Hoop entity’s level of excess availability, the LIBOR margin is 1.50% or 1.75%, commercial letter of credit fees are 0.75% or 1.00%, and standby letter of credit fees are 1.25% or 1.50%. The unused line fee is 0.25%.

Prior to the Amendments to the Hoop Loan Agreement, we borrowed under a Loan and Security Agreement (the “Hoop Loan Agreement”). Covenants under the Hoop Loan Agreement were substantially similar to those under the Amendments to the Hoop Loan Agreement, except that the Hoop Loan Agreement: (i) permitted borrowings up to $100 million (including a sublimit for letters of credit of $90 million), (ii) provided for amounts outstanding to bear interest at a floating rate equal to the prime rate plus a margin of 0.25% or, at Hoop’s option, the LIBOR rate plus a pre-determined margin of 2.00% or 2.25%, depending on the domestic Hoop entity’s level of excess availability, and (iii) contained an unused line fee of 0.30%.

Credit extended under the Amendments to the Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of the domestic Hoop entity as well as a pledge of a portion of the equity interests in Hoop Canada. The Amendments to the Hoop Loan Agreement also contain covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and indebtedness.

The Company had no outstanding borrowings as of August 4, 2007. During the twenty-six weeks ended August 4, 2007, letters of credit were issued, but there were no borrowings other than letters of credit that cleared after business hours. The average balance during the twenty-six weeks ended August 4, 2007 was approximately $0.2 million and the average interest rate was 8.49%. The maximum outstanding letters of credit were $38.3 million during the twenty-six weeks ended August 4, 2007. Letters of credit outstanding as of August 4, 2007 were $36.0 million and availability as of August 4, 2007 was $39.0 million. The interest rate charged was 8.25% as of August 4, 2007.

Primarily as a result of the delay in completion of our financial statements caused by our stock option investigation and our discussions with Disney regarding breaches of the License Agreement, we were not in compliance as of August 4, 2007 or thereafter with the financial reporting covenants under the Amendments to the Hoop Loan Agreement or the provision requiring Hoop to comply with the License Agreement. However, we obtained waivers from our lenders for such noncompliance. There were no fees associated with obtaining these waivers through August 30, 2007. However, we were required to pay a fee of $48,000 to have the waiver extended from August 30, 2007 through the date this Quarterly Report on Form 10-Q was filed with the SEC.

Cash Flows/Capital Expenditures

Cash flows used in operating activities were $81.2 million and $37.9 million during the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. Cash flow used by operating activities increased during the twenty-six weeks ended August 4, 2007 primarily due to a seasonal increase in inventory, lower operating earnings, and a decrease in accrued expenses offset partially by lower income tax payments and an increase in accounts payable.

Cash flows used in investing activities were $25.8 million and $75.1 million during the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. The $49.3 million decrease in cash flows used in investing activities primarily resulted from a net sale of investments during the twenty-six weeks ended August 4, 2007 of $75.2 million as compared to a net purchase of investments of $12.7 million during the twenty-six weeks ended July 29, 2006, offset by a $38.6 million increase in capital expenditures during the twenty-six weeks ended August 4, 2007. Capital expenditures during the twenty-six weeks ended August 4, 2007 were also made to support our new stores as well as capital expenditures made for our new distribution center in Fort Payne, Alabama and our new office facility in Secaucus, New Jersey. During the twenty-six weeks ended August 4, 2007 and July 29, 2006, we opened 22 stores and 27 stores and remodeled 9 stores and 20 stores, respectively.

We anticipate that total capital expenditures will approximate $200 million in fiscal 2007. We also anticipate receiving approximately $20 million in lease incentives in fiscal 2007. The capital expenditures will provide for the opening of approximately 60 The Children’s Place stores and approximately 15 Disney Stores, and the remodeling of approximately 21 The Children’s Place stores and seven Disney Stores. During fiscal 2007, a significant portion of our capital expenditures were used to open our distribution center in Ft. Payne, Alabama, to commence construction on our new office facilities in Secaucus, New Jersey and to make information technology infrastructure investments. The total project cost of our Ft. Payne distribution center was approximately $68.0 million, of which approximately $14.6 million was expended in fiscal 2006, with the remaining approximately $53.4 million spent in fiscal 2007. Our Ft. Payne distribution center may be leased or used as collateral for financing in the future.

For our Emerson Lane administrative offices in Secaucus, New Jersey, we had originally estimated the total project would cost approximately $65.0 million, of which approximately $4.7 million was expended in fiscal 2006, approximately $11.7 million has been spent to date in fiscal 2007, with the remaining approximately $48.6 million expected to be expended in fiscal 2008 and fiscal 2009. We are currently reviewing the project to determine a more cost effective plan to construct this new facility.

During the twenty-six weeks ended August 4, 2007, cash flows of $72.2 million were provided by financing activities as compared with cash flows provided by financing activities of $36.9 million during the twenty-six weeks ended July 29, 2006. Cash flows provided by financing activities during the twenty-six weeks ended August 4, 2007 represented net borrowings under our revolving credit facility. Cash flows provided by financing activities during the twenty-six weeks ended July 29, 2006 represented funds received and the tax benefit from the exercise of employee stock options and employee stock purchases.

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

The Company’s credit facilities with Wells Fargo provide a source of financing for its working capital requirements. The Company’s credit facilities bear interest at either a floating rate equal to the prime rate or a floating rate equal to the prime rate plus a pre-determined spread. At the Company’s option, it could also borrow at a LIBOR rate plus a pre-determined spread. As of August 4, 2007, the Company had no borrowings outstanding under its credit facilities.

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. The Company generally does not hedge these net investments. As of August 4, 2007, the Company is not a party to any derivative financial instruments.

As of August 4, 2007, the Company had approximately $59.7 million of its cash and investment balances held in foreign countries, of which approximately $23.4 million was in Canada and approximately $36.3 million in Hong Kong. While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country. Consequently, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company’s financial position or results of operations.

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

Item 4.    Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our interim CEO and our Executive Vice President – Finance and Administration, who is also our interim CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the second quarter of fiscal 2007. Based on this review, our principal executive officers concluded that our disclosure controls and procedures were not effective as of August 4, 2007 because of three material weaknesses in our internal control over financial reporting identified by management. One material weakness involves our controls over the granting of stock options and related documentation, one involves our maintenance of a fully effective control environment, and one involves the period-end financial close and reporting process. The Company’s Annual Report on Form 10-K for the period ended February 3, 2007, which is being filed concurrently with this Quarterly Report on Form 10-Q, contains additional information related to these material weaknesses in Management’s Report on Internal Controls Over Financial Reporting in Item 9A—Controls and Procedures.

 (b)    Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our second fiscal quarter ended August 4, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on or about September 14, 2006, the Company suspended the granting of stock options or other equity awards to employees and directors and the exercise of outstanding options until it implements new practices for equity awards and becomes current in its periodic reporting to the SEC. This suspension continues currently.

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

On September 21, 2007 another stockholder class action was filed against the Company and certain of its current and former senior executives in the United States District Court, Southern District of New York. The complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit.

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

10.4

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

10.6

Refurbishment Amendment to License and Conduct of Business Agreement dated as of August 29, 2007 between The Children’s Place Retail Stores, Inc., its subsidiaries Hoop Retail Stores, LLC and Hoop Canada, Inc. and TDS Franchising LLC, a subsidiary of The Walt Disney Company.filed as Exhibit 10.46 to registrant’s Annual Report on Form 10-K for the period ended February 3, 2007 is incorporated by reference herein.

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