Form 10-Q
period 2007-11-03
CHILDRENS PLACE RETAIL STORES INC
filed 2007-12-13
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of December 1, 2007 was 29,083,916 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 3, 2007

PART I.     FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 3, 2007	February 3, 2007	October 28, 2006
	(Unaudited)		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$111,225	$116,991	$133,942
Short-term investments	—	75,175	13,315
Accounts receivable	44,693	35,173	45,536
Inventories	392,685	239,039	300,404
Prepaid income taxes	43,576	5,958	6,262
Prepaid expenses and other current assets	40,400	36,859	41,957
Deferred income taxes	17,504	16,410	9,241
Total current assets	650,083	525,605	550,657
Long-term assets:
Property and equipment, net	449,870	341,739	311,425
Deferred income taxes	82,073	69,039	55,336
Other assets	3,136	3,103	4,794
Total assets	$1,185,162	$939,486	$922,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Revolving loan	$108,886	$—	$—
Accounts payable	166,820	82,970	124,358
Income taxes payable	15,362	20,116	17,035
Accrued expenses, interest and other current liabilities	150,844	138,770	128,135
Total current liabilities	441,912	241,856	269,528
Long-term liabilities:
Deferred rent liabilities	134,928	123,585	123,347
Deferred royalty	43,436	45,941	42,793
Unrecognized tax benefits	22,065	—	—
Other long-term liabilities	6,988	6,317	7,062
Total liabilities	649,329	417,699	442,730

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value; 100,000,000 shares authorized; 29,083,916 shares outstanding at November 3, 2007, February 3, 2007 and October 28, 2006	2,909	2,909	2,909
Additional paid-in capital	194,348	188,566	186,996
Accumulated other comprehensive income	20,289	4,344	8,270
Retained earnings	318,287	325,968	281,307
Total stockholders’ equity	535,833	521,787	479,482
Total liabilities and stockholders’ equity	$1,185,162	$939,486	$922,212

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006 (1)
Net sales	$588,528	$550,410	$1,491,688	$1,372,533
Cost of sales	361,853	308,262	943,764	826,108

Gross profit	226,675	242,148	547,924	546,425
Selling, general and administrative expenses	184,930	160,416	491,305	433,477
Asset impairment charges	947	417	1,582	417
Depreciation and amortization	20,552	16,327	56,856	46,392

Operating income (loss)	20,246	64,988	(1,819)	66,139
Interest (expense) income, net	(774)	670	1,110	2,343

Income (loss) before income taxes	19,472	65,658	(709)	68,482
Provision for income taxes	7,169	24,130	365	25,753
Net income (loss)	$12,303	$41,528	$(1,074)	$42,729

Basic net income (loss) per common share	$0.42	$1.43	$(0.04)	$1.49

Basic weighted average common shares outstanding	29,084	29,074	29,084	28,739

Diluted net income (loss) per common share	$0.42	$1.38	$(0.04)	$1.43

Diluted weighted average common shares and common share equivalents outstanding	29,359	30,061	29,084	29,840

(1)          The Condensed Consolidated Statement of Operations for the thirty-nine weeks ended October 28, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,074)	$42,729
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	56,856	46,392
Deferred financing fee amortization	200	264
Amortization of lease buyouts	164	169
Loss on disposals of property and equipment	2,010	832
Asset impairment charges	1,582	417
Stock-based compensation expense	3,986	1,882
Stock-based compensation (benefit) expense related to liability awards	(676)	1,316
Deferred royalty, net	(734)	15,624
Deferred taxes	(8,725)	(9,020)
Deferred rent and lease incentives	(11,045)	(9,475)
Changes in operating assets and liabilities:
Accounts receivable	(8,725)	(16,356)
Inventories	(146,195)	(86,205)
Prepaid income taxes	(37,655)	(6,262)
Prepaid expenses and other current assets	(2,393)	(2,587)
Other assets	(248)	(7)
Accounts payable	83,670	38,173
Accrued expenses, interest and other current liabilities	9,064	26,664
Income taxes payable	1,570	(35,674)
Deferred rent liabilities	19,580	26,569
Other liabilities	2,602	1,400
Total adjustments	(35,112)	(5,884)
Net cash (used in) provided by operating activities	(36,186)	36,845
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(160,458)	(101,472)
Purchase of investments	(1,040,025)	(854,877)
Sale of investments	1,115,200	841,562
Other investing activities	—	(38)
Net cash used in investing activities	(85,283)	(114,825)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	—	27,161
Excess tax benefit for stock option exercises	—	11,001
Borrowings under revolving credit facility	396,926	184,292
Repayments under revolving credit facility	(288,040)	(184,292)
Net cash provided by financing activities	108,886	38,162
Effect of exchange rate changes on cash	6,817	437
Net decrease in cash and cash equivalents	(5,766)	(39,381)
Cash and cash equivalents, beginning of period	116,991	173,323
Cash and cash equivalents, end of period	$111,225	$133,942

See accompanying notes to these condensed consolidated financial statements

	Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006 (1)
OTHER CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,520	$521
Cash paid during the period for income taxes	$40,237	$67,386
Change in accrued purchases of property and equipment, lease acquisition and software costs	$(1,122)	$3,838
Land received for distribution center	$1,800	$—

(1)          The Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 28, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly The Children’s Place Retail Stores, Inc.’s (the “Company”) consolidated financial position as of November 3, 2007 and October 28, 2006, the results of its consolidated operations for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively, and its consolidated cash flows for the thirty-nine weeks ended November 3, 2007 and October 28, 2006. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 are not necessarily indicative of operating results for a full fiscal year. The condensed consolidated balance sheet as of February 3, 2007 has been taken from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 3, 2007 included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007 filed with the SEC. The consolidated statement of operations for the thirty-nine weeks ended October 28, 2006 contains information for the thirteen weeks ended April 29, 2006 that was restated in the Company’s Form 10-K for the year ended February 3, 2007. References in this report to fiscal 2005, fiscal 2006 and fiscal 2007 are to the Company’s fiscal years ended January 28, 2006, February 3, 2007 and February 2, 2008, respectively.

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

The following tables summarize the Company’s equity compensation expense recorded in cost of sales and selling, general and administrative expenses (“SG&A”) for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 (in thousands):

	Thirteen Weeks Ended November 3, 2007
	Cost of Sales	SG&A	Total
Stock option expense	$—	$283	$283
Performance Award expense (1)	—	—	—
Stock-based compensation expense related to the issuance of liability awards (2)	—	(34)	(34)
Expense related to modification of previously issued stock options (i.e. tolling) (3)	—	341	341
Tolled stock options accounted for as liability awards and related fair market value adjustment (3)	(35)	(39)	(74)
Total stock-based compensation expense	$(35)	$551	$516

	Thirty-nine Weeks Ended November 3, 2007
	Cost of Sales	SG&A	Total
Stock option expense	$—	$895	$895
Performance Award expense (1)	—	—	—
Stock-based compensation expense related to the issuance of liability awards (2)	—	113	113
Expense related to modification of previously issued stock options (i.e. tolling) (3)	684	2,407	3,091
Tolled stock options accounted for as liability awards and related fair market value adjustment (3)	(543)	(246)	(789)
Total stock-based compensation expense	$141	$3,169	$3,310

	Thirteen Weeks Ended October 28, 2006
	Cost of Sales	SG&A	Total
Stock option expense	$—	$360	$360
Performance Award expense (1)	—	—	—
Stock-based compensation expense related to the issuance of liability awards (2)	—	51	51
Expense related to modification of previously issued stock options (i.e. tolling) (3)	—	293	293
Tolled stock options accounted for as liability awards and related fair market value adjustment (3)	890	375	1,265
Total stock-based compensation expense	$890	$1,079	$1,969

	Thirty-nine Weeks Ended October 28, 2006(4)
	Cost of Sales	SG&A	Total
Stock option expense	$—	$1,589	$1,589
Performance Award expense (1)	—	—	—
Stock-based compensation expense related to the issuance of liability awards (2)	—	51	51
Expense related to modification of previously issued stock options (i.e. tolling) (3)	—	293	293
Tolled stock options accounted for as liability awards and related fair market value adjustment (3)	890	375	1,265
Total stock based compensation expense	$890	$2,308	$3,198

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

(3)          Terminated employees have 90 days from date of termination to exercise their vested options. Due to the suspension of stock option exercises on September 14, 2006, the Company modified options held by terminated employees to extend their expiration dates until after the date the suspension is lifted (i.e., tolled stock options). After the suspension is lifted, terminated employees will have the same number of days to exercise their options as if the suspension had not occurred. Options that were tolled for employees terminated prior to September 14, 2006 are accounted for as liability awards because the option holders were no longer employees at the time of the modification and because of the Company’s inability to provide shares upon exercise. When the Company lifts the suspension of stock option exercises, these awards will be reclassified as equity awards. Options that were tolled for employees terminated after September 14, 2006 are accounted for as equity awards because their options were tolled in conjunction with their termination.

(4)          The Condensed Consolidated Statement of Operations for the thirty-nine weeks ended October 28, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

The Company recognized a tax benefit related to its stock-based compensation expense of approximately $0.2 million and $1.3 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively and approximately $0.8 million and $1.3 million related to equity compensation expense for the thirteen and thirty-nine weeks ended October 28, 2006, respectively.

Stock Option Plans

The fair value of issued stock options has been estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions(1):

	October 28, 2006
Dividend yield	0%
Volatility factor(2)	41.4%
Weighted average risk-free interest rate(3)	4.35%
Expected life of options(4)	4.8	years
Weighted average fair value on grant date	$19.37	per share

(1)          Due to the Company’s suspension of equity awards, no options were granted in the thirteen weeks ended November 3, 2007.

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

Changes in the Company’s stock options for the thirty-nine weeks ended November 3, 2007 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of fiscal year	2,322	$30.36
Granted (1)	—
Exercised (1)	—
Forfeited	—
Options outstanding, end of quarter	2,322	$30.36	5.14	$—
Options exercisable, end of quarter	2,183	$30.29	5.04	$2,211

(1)    Due to the Company’s suspension of equity awards, no options were granted or exercised in the thirty-nine weeks ended November 3, 2007.

Changes in the Company’s unvested stock options for the thirty-nine weeks ended November 3, 2007 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested options, beginning of fiscal year	150	$15.73
Granted	—	—
Vested	(11)	13.38
Forfeited	—	—
Unvested options, end of quarter	139	$15.92

Total unrecognized equity compensation expense related to unvested stock options approximated $1.2 million as of November 3, 2007, which will be recognized over a weighted average period of approximately 1.2 years.

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

The shares automatically vest on a pro-rata basis if there is a change in control (as defined in the 2005 Equity Plan) of the Company prior to the end of fiscal 2007. The Company determined that it is not probable that the Minimum Performance Target will be met. Accordingly, the Company has not recognized compensation expense related to the Performance Awards. The remaining unvested shares will be automatically canceled at the end of fiscal 2007, assuming the Minimum Performance Target is not met or there is not a change in control of the Company.

Changes in the Company’s unvested Performance Awards for the thirteen and thirty-nine weeks ended November 3, 2007 were as follows:

	Thirteen Weeks Ended November 3, 2007		Thirty-nine Weeks Ended November 3, 2007
	Number of Performance Awards	Weighted Average Grant Date Fair Value	Number of Performance Awards	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Unvested Performance Awards, Beginning of period	525	$46.30	544	$46.70
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited (1)	(57)	44.12	(76)	44.90
Unvested Performance Awards, end of period	468	$46.57	468	$46.57

(1)          Includes the forfeiture of 6,180 shares for a terminated Participant and subsequently modified by the Compensation Committee as part of the Participant’s severance agreement and the forfeiture of 57,429 shares for our former CEO.

3.              LICENSE AGREEMENT WITH DISNEY

The Company acquired in November 2004, through two wholly-owned subsidiaries, certain assets used to operate the Disney Store retail chain in North America (the “Disney Store business”) from affiliates of The Walt Disney Company (“Disney”). As a result of the acquisition, these subsidiaries acquired 313 Disney Stores, consisting of all existing Disney Stores in the United States and Canada, other than “flagship” stores and stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business. In addition, the lease obligations for all 313 stores and other legal obligations became obligations of the Company’s subsidiaries. Subsequently, the Company’s subsidiaries acquired two Disney Store flagship stores, one in Chicago, Illinois and the other in San Francisco, California as well as certain Disney Store outlet stores. The Company’s subsidiaries that operate the Disney Store business are referred to herein interchangeably and collectively as “Hoop.”

Concurrently, the Company entered into a License and Conduct of Business Agreement with Disney (the “License Agreement”) and a Guaranty and Commitment (the “Guaranty and Commitment”). Under the License Agreement, Hoop has the right to use certain Disney intellectual property, subject to Disney approval, in the Disney Store business in exchange for ongoing royalty payments. Pursuant to the terms of the License Agreement, Hoop operates retail stores in North America using the “Disney Store” name and contracts to manufacture, source, offer, and sell merchandise featuring Disney-branded characters, past, present and future. The initial term of the License Agreement is 15 years and, if certain financial performance and other conditions are satisfied, the License Agreement may be extended at the Company’s option for up to three additional ten-year terms.

Royalty Payments

Under the License Agreement, Hoop began making royalty payments to Disney in November 2006 equal to 5% of net sales at physical Disney Store retail locations, subject to a royalty abatement with respect to a limited number of stores (the “Non-Core Stores”).

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

The Company made royalty payments under the License Agreement of $6.8 million and $18.2 million during the thirteen and thirty-nine weeks ended November 3, 2007, respectively. The License Agreement granted the Company a two-year royalty holiday from the November 2004 acquisition. Due to this royalty holiday, there were no royalty amounts due or paid under the License Agreement during the thirteen and thirty-nine weeks ended October 28, 2006. During the thirteen and thirty-nine weeks ended November 3, 2007, the Company recorded $6.9 million and $17.5 million for royalty expense, as compared to $6.4 million and $15.6 million during the thirteen and thirty-nine weeks ended October 28, 2006. The Company had an accrued liability on its balance sheet of $43.4 million, $45.9 million and $42.8 million as of November 3, 2007, February 3, 2007 and October 28, 2006, respectively.

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

Internet Commerce Operations

Beginning in July 2007, the Company’s subsidiaries commenced Internet commerce operations through an alliance with a Disney affiliate in which certain Disney Store merchandise is sold on the disneyshopping.com website. Disney Store merchandise is accessible through either www.disneystore.com or www.disneyshopping.com. The Company anticipates entering into a formal amendment to the License Agreement relating to this Internet business. It is anticipated that this amendment to the License Agreement will supersede the Company’s obligation to launch its own Disney Store Internet store, which pursuant to the License Agreement, as modified by certain letter agreements, the Company is required to launch by January 31, 2008. For the use of the Disney Internet commerce website, the Company pays a Disney affiliate a commission based on a percentage of e-commerce sales, a portion of which is allocated to cost of sales and a portion to SG&A.

June Letter Agreement and Refurbishment Amendment

The Company, Hoop and TDSF entered into a letter agreement on June 7, 2007 (dated as of June 6, 2007) (the “June Letter Agreement”), addressing issues that had been raised by TDSF, as previously disclosed by the Company, relating to the compliance by Hoop with certain provisions of the Disney License Agreement. The June Letter Agreement set forth TDSF’s position that Hoop had committed 120 uncured material breaches of the License Agreement, primarily relating to Hoop’s obligations with respect to store remodeling and store maintenance. The June Letter Agreement, among other things, suspended the remodel obligations in the License Agreement for the approximately 4.5 year term of the June Letter Agreement and, in lieu of those provisions, imposed new obligations on the Company with respect to the renovation and maintenance of numerous stores in the Disney Store chain between fiscal 2007 and fiscal 2011 and, for the stores to be remodeled in fiscal 2007, set forth a detailed timetable for submission of plans and completion dates.

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

During August 2007, the Company and Disney amended the License Agreement by executing the Refurbishment Amendment, which incorporated the terms of the June Letter Agreement, as modified by mutual agreement during August, and the aforementioned changes to the License Agreement. By its terms, the Refurbishment Amendment superseded the June Letter Agreement and took effect retroactively as of June 6, 2007, the original effective date of the June Letter Agreement. Like the June Letter Agreement, the Refurbishment Amendment states that, if the Company fully complies with its terms, Disney will forbear from exercising any rights or remedies it would have under the License Agreement based on the breaches of the License Agreement that were asserted by Disney and were the subject of the Refurbishment Amendment. However, if the Company violates any of its provisions, the Refurbishment Amendment states that Disney may terminate its forbearance under the Refurbishment Amendment, in which case Disney could exercise any or all of its rights and remedies under the License Agreement, including possibly terminating the Company’s license to operate the Disney Stores based on the occurrence of numerous material breaches and asserted breach fees, as if the Refurbishment Amendment had not been executed. The Refurbishment Amendment also states that, if the Company breaches any of the provisions of the Refurbishment Amendment on three or more occasions and Disney has not previously terminated the Refurbishment Amendment, a payment of $18.0 million to Disney becomes immediately due and payable with respect to the breach fees called for by the License Agreement. If the Company violates any of the provisions of the Refurbishment Amendment on five or more occasions, the Refurbishment Amendment provides that Disney will have the right to immediately terminate the License Agreement, without any right by the Company to defend, counterclaim, protest or cure. The Refurbishment Amendment addresses only those breaches specifically enumerated therein. Disney continues to retain all its other rights and remedies under the License Agreement with respect to any other breaches.

The Company has determined that it may not complete the remodel of one of the seven stores it is required to remodel by December 31, 2007 pursuant to the Refurbishment Amendment. At this time, the Company is not aware of any other instance where it may not meet any other required deadline in the Refurbishment Amendment.

The Refurbishment Amendment sets forth specific requirements regarding the Disney Stores to be remodeled and otherwise refreshed over the period the Refurbishment Amendment is in effect and obligates the parent company, The Children’s Place Retail Stores, Inc., among other things, to commit $175 million to remodel and refresh these stores through fiscal 2011. While the original provisions of the License Agreement obligated Hoop to remodel Disney Stores under certain circumstances and at certain times, the original License Agreement did not establish a specific dollar commitment for this obligation. Although the original License Agreement generally required Hoop to maintain the physical appearance of the Disney Stores in accordance with the highest standards prevailing in specialty retailing, the “maintenance and refresh” program under the Refurbishment Amendment imposes specific requirements for timing, numbers of stores and the type of work to be performed. This “maintenance and refresh” program was considered necessary to upgrade the quality of the Disney Stores to the standard required under the License Agreement and is incremental to the original License Agreement. The “maintenance and refresh” program is expected to cost approximately $16 million over the 12 month period. Some of the stores required to be refreshed under this program will also be remodeled at a later date in accordance with the Refurbishment Amendment. The Refurbishment Amendment commits the Company to a capital commitment of $175 million to remodel, refresh and maintain the Disney Stores and to open 18 new stores by January 31, 2009, which are expected to cost approximately $11.7 million. The Company expects to fund these amounts through cash flow from operations of the Disney Store business, borrowings and availability under the Company’s credit facilities and capital contributions from The Children’s Place business to the Disney Store business.

The following reflects additional information regarding the Refurbishment Amendment and certain additional obligations on the part of the Company and Hoop:

1.               Hoop developed a new store prototype for Disney Store and for Disney Store outlets and obtained TDSF’s approval of these new store prototypes. The Refurbishment Amendment requires Hoop to convert seven existing Disney Stores identified in the Refurbishment Amendment to the new store prototype by December 31, 2007, based upon a detailed timeline for each of these stores. In addition, under the Refurbishment Amendment, by the end of fiscal 2008, Hoop is required to convert at least 49 additional existing Disney Stores identified in the Refurbishment Amendment to the new store prototype and to open at least 18 new Disney Stores using the new prototype. Hoop is required to convert to the new prototype at least 60 additional existing stores by the end of fiscal 2009, at least 70 additional existing stores by the end of fiscal 2010, and at least 50 additional existing stores by the end of fiscal 2011. In addition to the 18 new stores to be opened by January 31, 2009 using the new store prototype, Hoop has the right to open up to a specified number of additional new stores using the new store prototype during each fiscal year.

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

The table above reflects the requirements of the Refurbishment Amendment, under which the Company must complete a maintenance and refresh in approximately 170 Disney Stores (which includes the Mickey retrofits) by June 30, 2008 and then remodel certain of those stores at a later date. However, in the event the Company were to remodel or close any such store prior to when it is due for a maintenance refresh, the Company would no longer be obligated to refresh that store. Accordingly, the Company anticipates that not all of the 170 stores reflected in the table will need to be refreshed, and at the time the Refurbishment Amendment was executed, the Company estimated that 165 stores would be refreshed. As of November 3, 2007, the Company estimates it will refresh approximately 143 stores under this program.

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

The following table represents the Company’s store opening, remodeling and maintenance commitments for the Disney Store business for the remainder of the initial term of the License Agreement taking into account the requirements of the Refurbishment Amendment that apply through fiscal 2011:

	Payments Due By Period
(dollars in thousands)	Total	Fiscal 2007	Fiscal 2008 and fiscal 2009	Fiscal 2010 and fiscal 2011	After fiscal 2011
Disney Store new store capital expenditure, remodeling and maintenance and refresh obligations	$341,296	$17,245	$88,965	$80,490	$154,596

4.              NET INCOME (LOSS) PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted net loss per common share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006(1)
Net income (loss)	$12,303	$41,528	$(1,074)	$42,729

Basic shares	29,084	29,074	29,084	28,739
Dilutive effect of stock options	275	987	—	1,101
Dilutive shares	29,359	30,061	29,084	29,840

Anti-dilutive options	1,550	28	1,237	23

(1)         The Condensed Consolidated Statement of Operations for the thirty-nine weeks ended October 28, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Form 10-K for the fiscal year ended February 3, 2007.

5.       COMPREHENSIVE INCOME (LOSS)

The following table presents the Company’s comprehensive income (loss) (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006(1)
Net income (loss)	$12,303	$41,528	$(1,074)	$42,729
Translation adjustments	9,276	564	15,945	1,059
Comprehensive income	$21,579	$42,092	$14,871	$43,788

(1)         The Condensed Consolidated Statement of Operations for the thirty-nine weeks ended October 28, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Form 10-K for the fiscal year ended February 3, 2007.

6.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	November 3, 2007	February 3, 2007	October 28, 2006
Property and equipment:
Land and land improvements	$3,403	$—	$—
Building and improvements	29,607	—	—
Material handling equipment	32,043	—	—
Leasehold improvements	378,176	321,019	313,465
Store fixtures and equipment	268,421	229,880	219,512
Capitalized software	48,900	43,116	42,662
Construction in progress	60,231	58,529	30,667
	820,781	652,544	606,306
Less accumulated depreciation and amortization	(370,911)	(310,805)	(294,881)
Property and equipment, net	$449,870	$341,739	$311,425

In conjunction with the Company’s renovation of certain “Mickey” stores, the Company reduced the estimated useful lives of certain store assets.  Accordingly, the Company has recognized approximately $0.9 million and approximately $2.7 million in accelerated depreciation in the thirteen weeks and thirty-nine weeks ended November 3, 2007.

7.              INVESTMENTS

Investments are classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s short-term investments are principally composed of Variable Rate Demand Notes (“VRDN”). The Company had short-term investment balances of $0.0 million, $75.2 million and $13.3 million as of November 3, 2007, February 3, 2007 and October 28, 2006, respectively. VRDN are classified as available-for-sale and are stated at fair value. Interest rates reset periodically and the investments typically are settled within 35 days. As a result, there are no cumulative gross unrealized holding gains or losses related to these securities. All income from these investments is recorded as interest income.

8.              CREDIT FACILITIES

In accordance with certain terms of the License Agreement and the Company’s credit facilities, The Company segregates its credit facility borrowings and letter of credit activity for The Children’s Place and the Disney Store businesses. In June 2007, the Company amended its credit facilities for both businesses for the purpose of better supporting the seasonality of the Company’s capital needs and reducing the fees associated with credit facility borrowings.

2007 Amended Loan Agreement; Letter of Credit Agreement

In June 2007, the Company entered into a Fifth Amended and Restated Loan and Security Agreement (the “2007 Amended Loan Agreement”) and a new letter of credit agreement (the “Letter of Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”) as senior lender and administrative and syndicated agent, and the Company’s other senior lenders to support The Children’s Place business. Prior to the 2007 Amended Loan Agreement, the Company borrowed under a 2004 Amended Loan Agreement, which contained covenants substantially similar to the 2007 Amended Loan Agreement, except the 2004 Amended Loan Agreement: (i) permitted borrowings up to $130 million (including a sublimit for letters of credit of $100 million), (ii) provided for amounts outstanding to bear interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR rate plus a pre-determined margin of 1.50% to 3.00%, and (iii) contained an unused line fee of 0.38%.

The 2007 Amended Loan Agreement provides a facility maximum of $100 million for borrowings and letters of credit, with a $30 million “accordion” feature that enables the Company, at its option, to increase the facility to an aggregate amount of $130 million. There is also a seasonal over-advance feature that enables the Company to borrow up to an additional $20 million from July 1 through October 31, subject to satisfying certain conditions, including a condition relating to earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12 month basis based upon the most recent financial statements furnished to Wells Fargo and the Company’s estimate of projected pro forma EBITDA for the over-advance period. On November 2, 2007, the Company entered into an amendment of the 2007 Amended Loan Agreement (the “First Amendment”), extending the period of the over-

advance feature of the credit facility until November 30 for fiscal 2007. The Company paid a fee of $30,000 in connection with this amendment. The term of the facility ends on November 1, 2010. If the Company terminates the 2007 Amended Loan Agreement during the first year, there is a termination fee of 0.5% of the $100 million facility maximum ($130 million if the facility maximum has been increased via the accordion feature) plus any seasonal over-advance amounts in effect. The LIBOR margin is 1.00% to 1.50%, depending on the Company’s average excess availability, and the unused line fee is 0.25%.

Credit extended under the 2007 Amended Loan Agreement is secured by a first priority security interest in substantially all of the Company’s assets, other than assets in Canada and Puerto Rico and assets owned by Hoop. The amount that can be borrowed under the 2007 Amended Loan Agreement depends on levels of inventory and accounts receivable relating to The Children’s Place business. The 2007 Amended Loan Agreement contains covenants, which include limitations on annual capital expenditures, maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. The 2007 Amended Loan Agreement also contains covenants permitting the Company to invest without restriction in Hoop up to $20 million, $55 million, $36 million and $52 million in fiscal years 2007, 2008, 2009 and 2010, respectively, and together with the amounts the Company may be required to invest in Hoop pursuant to the Guaranty and Commitment, not to exceed a maximum aggregate of $175 million over the term of the credit facility.

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

As of November 3, 2007, the Company has activated its accordion feature, and had access to its seasonal over-advance feature, both of which expanded its line of credit to $150 million, through November 30, 2007. The following table presents the components (in millions) of the Company’s credit facilities for its Children’s Place business as of November 3, 2007, February 3, 2007 and October 28, 2006:

	November 3, 2007 (1)	February 3, 2007 (2)	October 28, 2006 (2)
2007 Amended Loan Agreement
Outstanding borrowings	$96.0	$—	$—
Letters of credit outstanding – merchandise	—	40.8	40.0
Letters of credit outstanding – standby	12.2	10.7	10.7
Utilization of credit facility at end of period	108.2	51.5	50.7
Availability	41.8	78.5	79.0
Facility maximum (3)	$150.0	$130.0	$129.7

Average loan balance during the period	$33.3	$0.6	$0.7
Highest borrowings during the period	$116.8	$7.5	$7.5

Average interest rate	7.41%	8.16%	8.00%
Interest rate at end of period	7.50%	8.25%	8.25%

Letter of Credit Agreement (4)
Letters of credit outstanding – merchandise	$36.0	N/A	$ N/A
Letter of credit facility maximum	$60.0	N/A	$ N/A

(1)                     As of November 3, 2007, the Company was borrowing under its 2007 Amended Loan Agreement and its Letter of Credit Agreement.

(2)                     As of February 3, 2007 and October 28, 2006, the Company was borrowing under its 2004 Amended Loan Agreement.

(3)                     Under the Company’s 2004 Amended Loan Agreement, the facility maximum was the lesser of $130.0 million or the Children’s Place business’ defined borrowing base. Under the 2007

Amended Loan Agreement, the facility maximum is the lesser of $150.0 million or the Children’s Place business’ defined borrowing base.

(4)                     The Letter of Credit Agreement can be terminated at any time by either the Company or Wells Fargo.

Primarily as a result of the Company’s restatement and the delay in completion of its financial statements, the Company was not in compliance with the financial reporting covenants under the 2007 Amended Loan Agreement as of November 3, 2007. However, the Company obtained waivers from its lenders for such noncompliance. There were no fees associated with obtaining these waivers through August 30, 2007; however, the Company was required to pay a fee of $102,000 to extend the waiver from August 30, 2007 through January 1, 2008.

Amended Hoop Loan Agreement

In connection with the acquisition of the Disney Store business in 2004, the domestic Hoop entity entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) with Wells Fargo as senior lender and syndicated and administrative agent, and certain other lenders, establishing a senior secured credit facility for Hoop. In June 2007, concurrently with the execution of the 2007 Amended Loan Agreement, and in August 2007, the Company entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo, as senior lender and administrative and syndicated agent, and the other lenders (together with the Hoop Loan Agreement, the “Amended Hoop Loan Agreement”) to reduce the interest rates charged on outstanding borrowings and letters of credit. The Amended Hoop Loan Agreement provides a facility maximum of $75 million for borrowings and provides for a $25 million accordion feature that enables the Company to increase the facility to an aggregate amount of $100 million. The accordion feature is available at the Company’s option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. The term of the Amended Hoop Loan Agreement ends on November 21, 2010. Amounts outstanding under the Amended Hoop Loan Agreement bear interest at a floating rate equal to the prime rate or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. Depending on the domestic Hoop entity’s level of excess availability, the LIBOR margin is 1.50% or 1.75%, commercial letter of credit fees are 0.75% or 1.00%, and standby letter of credit fees are 1.25% or 1.50%. The unused line fee is 0.25%.

Prior to the Amended Hoop Loan Agreement, the Company borrowed under the Hoop Loan Agreement. Covenants under the Hoop Loan Agreement were substantially similar to those under the Amended Hoop Loan Agreement, except that the Hoop Loan Agreement: (i) permitted borrowings up to $100 million (including a sublimit for letters of credit of $90 million), (ii) provided for amounts outstanding to bear interest at a floating rate equal to the prime rate plus a margin of 0.25% or, at Hoop’s option, the LIBOR rate plus a pre-determined margin of 2.00% or 2.25%, depending on the domestic Hoop entity’s level of excess availability, and (iii) contained an unused line fee of 0.30%.

Credit extended under the Amended Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of the domestic Hoop entity as well as a pledge of a portion of the equity interests in Hoop Canada. The Amended Hoop Loan Agreement also contain covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and indebtedness.

The following table presents the components (in millions) of the Company’s credit facility for its Disney Store business as of November 3, 2007, February 3, 2007 and October 28, 2006:

	November 3, 2007 (1)	February 3, 2007 (2)	October 28, 2006 (2)
Outstanding borrowings	$12.9	$—	$—
Letters of credit outstanding – merchandise	27.0	14.6	28.8
Letters of credit outstanding – standby	2.0	2.0	2.0
Utilization of credit facility at end of period	41.9	16.6	30.8
Availability	33.1	31.6	53.8
Facility maximum (3)	$75.0	$48.2	$84.6

Average loan balance during the period	$0.4	$0.4	$0.4
Highest borrowings during the period	$13.3	$1.7	$1.7

Average interest rate	7.83%	8.45%	8.30%
Interest rate charged at end of period	7.50%	8.50%	8.50%

(1)         As of November 3, 2007, the Company was borrowing under its Amended Hoop Loan Agreement.

(2)         As of February 3, 2007 and October 28, 2006, the Company was borrowing under its Hoop Loan Agreement.

(3)         Under the Company’s Hoop Loan Agreement, the facility maximum was the lesser of $100.0 million or Hoop’s defined borrowing base. Under the Amended Hoop Loan Agreement, the facility maximum is $75.0 million or Hoop’s defined borrowing base.

Primarily as a result of the delay in completion of the Company’s financial statements, the Company was not in compliance as of November 3, 2007 with the financial reporting covenants under the Amended Hoop Loan Agreement or the provision requiring Hoop to comply with the License Agreement. However, the Company obtained waivers from its lenders for such noncompliance. There were no fees associated with obtaining these waivers through August 30, 2007. However, the Company was required to pay a fee of $48,000 to extend the waiver from August 30, 2007 through January 1, 2008.

Letter of Credit Fees

Letter of credit fees approximated $0.6 million in both the thirty-nine weeks ended November 3, 2007 and October 28, 2006. Letter of credit fees are included in cost of sales.

9.     LEGAL AND REGULATORY MATTERS

The Company is involved in various legal proceedings arising in the normal course of its business and reserves for litigation settlements and contingencies when it can determine the probability of outcome and can estimate losses. Estimates are adjusted as facts and circumstances require. In the opinion of management, any ultimate liability arising out of such proceedings are not expected to have a material adverse effect on the Company’s financial position.

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

Nasdaq Proceedings

As the Company did not timely file its Quarterly Reports on Form 10-Q for the quarters ended July 29, 2006 and October 28, 2006, its Annual Report on Form 10-K for fiscal 2006, and its Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007 (collectively, the “Required Reports”), the Company was out of compliance with the reporting requirements of the SEC and the Nasdaq Global Select Market (“Nasdaq”) for more than one year. On December 5, 2007, the Company filed the Required Reports with the SEC.

Nasdaq listing rules require that all issuers solicit proxies and hold an annual meeting of its shareholders within 12 months of the issuer’s fiscal year end. To comply with this rule, the Company must hold its annual meeting of shareholders for the fiscal year ended February 3, 2007 no later than February 3, 2008. Accordingly, if the Company is unable to solicit proxies in sufficient time to hold an annual meeting of the Company’s shareholders by February 3, 2008, or if it otherwise fails to hold such meeting by February 3, 2008, the Company’s shares could be delisted from Nasdaq. The Company is currently determining the timing of its annual meeting of its shareholders and will subsequently notify Nasdaq.

Other Litigation

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

The Company’s effective tax rate for the thirteen and thirty-nine weeks ended November 3, 2007 was 36.8% and (51.5)%, respectively. For the thirteen and thirty-nine weeks ended October 28, 2006, the Company’s effective tax rate was 36.8% and 37.6%, respectively.

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

The cumulative effect of adopting FIN 48 was an approximate $6.6 million decrease to beginning retained earnings as of February 4, 2007. Consistent with the provisions of FIN 48, the Company reclassified approximately $6.2 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and increased its tax reserves approximately $15.1 million. The total amount of unrecognized tax benefits as of the date of adoption was approximately $21.3 million. Included in the balance of unrecognized tax benefits on February 4, 2007, is a net amount of approximately $12.8 million that, if recognized, would favorably affect the Company’s effective tax rate and a balance of approximately $8.5 million relating to offsetting tax benefits associated with the federal tax benefit from state income taxes, the federal and state tax benefit of interest, and timing adjustments. During the thirty-nine weeks ended November 3, 2007, the Company recognized approximately $0.8 million of additional interest expense related to its unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized income tax liabilities in income tax expense. The total amount of interest and penalties included in the FIN 48 liability at adoption is approximately $3.3 million and $1.9 million, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With limited exception, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax audits by taxing authorities for years through 2002. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. During fiscal 2007, the Internal Revenue Service initiated audits of the Company’s U.S. Federal Consolidated Returns for fiscal 2004 through fiscal 2006.

11.    INTEREST (EXPENSE) INCOME, NET

The following table presents the components of the Company’s interest (expense) income, net (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006(1)
Interest income	$920	$550	$2,320	$1,344
Tax-exempt income	57	384	1,493	1,902
Total interest income	977	934	3,813	3,246

Less:
Interest expense – credit facilities	1,470	29	1,894	63
Capitalized interest	(234)	—	(594)	—
Unused line fee	45	125	248	366
Amortization of deferred financing fees	40	89	200	264
Other fees	430	21	955	210
Interest (expense) income, net	$(774)	$670	$1,110	$2,343

(1)         The Condensed Consolidated Statement of Operations for the thirty-nine weeks ended October 28, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

The following tables provide segment level financial information for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 (dollars in millions):

	Thirteen Weeks Ended November 3, 2007
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$430.5	$158.0	$—	$588.5
Operating profit (loss)	47.5	(1.4)	(25.9)	20.2
Operating profit (loss) as a percent of net sales	11.0%	(0.9)%	N/A	3.4%

	Thirteen Weeks Ended October 28, 2006
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$397.2	$153.2	—	$550.4
Operating profit (loss)	79.9	11.4	(26.3)	65.0
Operating profit (loss) as a percent of net sales	20.1%	7.4%	N/A	11.8%

	Thirty-nine Weeks Ended November 3, 2007
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$1,077.0	$414.7	$—	$1,491.7
Operating profit (loss)	90.6	(15.2)	(77.2)	(1.8)
Operating profit (loss) as a percent of net sales	8.4%	(3.7)%	N/A	(0.1)%

Total assets	891.0	273.9	20.3	1,185.2
Capital expenditures	137.5	15.5	7.5	160.5

	Thirty-nine Weeks Ended October 28, 2006(1)
	The Children’s Place	Disney Store	Shared Services	Total Company
Net sales	$988.6	$383.9	—	$1,372.5
Operating profit (loss)	133.7	1.2	(68.8)	66.1
Operating profit (loss) as a percent of net sales	13.5%	0.3%	N/A	4.8%

Total assets	637.3	264.2	20.7	922.2
Capital expenditures	55.1	36.4	10.0	101.5

(1)         The Condensed Consolidated Statement of Operations for the thirty-nine weeks ended October 28, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

13.  RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

During the thirteen and thirty-nine weeks ended November 3, 2007, the Company purchased approximately $0.0 million and $3.4 million, respectively, of footwear from Nina Footwear Corporation as compared to approximately $0.5 million and $2.5 million purchased in the thirteen and thirty-nine weeks ended October 28, 2006. Stanley Silverstein, who is a member of the Board and the father-in-law of Ezra Dabah, former Chief Executive Officer (“CEO”) and also a member of the Board, owns Nina Footwear Corporation with his brother.

14.  SUBSEQUENT EVENTS

Change in Senior Management

On December 6, 2007, Richard Paradise became the Company’s CFO and principal accounting officer. Mr. Paradise had previously joined the Company as Senior Vice President, Finance on November 21, 2007.

Equity Grants

On December 10, 2007, the Compensation Committee of the Board (the “Compensation Committee”) granted previously promised equity awards to certain key employees in connection with their hiring or promotion and a director in connection with his appointment.

Compensation Committee Actions regarding Equity Grants, Retention and Change in Control

The Board recently adopted several new compensation arrangements for the Company’s executive officers and other key employees. The Company’s current long-term equity incentive program expires at the end of fiscal 2007. As previously disclosed in Note 2—Stock Based Compensation, the Company does not expect to meet the Minimum Performance Target under the program. Therefore, Performance Shares are not expected to be issued in connection with its Performance Awards. The Board has adopted a new long-term equity incentive program for the Company’s executive officers and certain other key employees. Pursuant to this program, participants will be issued an equal number of deferred stock and performance share awards pursuant to the 2005 Plan.

Deferred stock awards will vest one-third each on December 10, 2008, December 10, 2009 and December 10, 2010, respectively, subject to continued service. The deferred stock awards also contain vesting provisions in the event of a change in control of the Company.

Performance award criteria will be determined by the Compensation Committee no later than 90 days after the beginning of the Company’s 2008 fiscal year and will determine performance criteria for each of the fiscal years 2008, 2009 and 2010, and for the three-year cycle as a whole. Each year, the Compensation Committee will measure actual results against the stated performance criteria. For each fiscal year, up to one-third of the award may be deemed earned and “banked” for payment at the end of the three-year cycle. If actual performance in any fiscal year would generate a payment in excess of one-third of the target awards, the excess number of shares will be set aside and only paid at the end of the three-year cycle if the threshold performance for the entire three-year cycle is achieved. The maximum number of shares that any individual may receive is 200% of such individual’s target award. The performance awards also contain vesting provisions in the event of a change in control of the Company.

Additionally, the Board has adopted a cash retention bonus program for the Company’s named executive officers, other than its Interim CEO, and awarded retention bonuses to those officers, contingent on their continued employment with the Company through June 30, 2008.

The Board approved that the Company enter into change in control agreements with the Company’s executive officers and other key employees, other than the Company’s Interim CEO. Pursuant to these agreements, the executive officers shall receive severance benefits upon a termination without cause or by the executive for good reason within two years following a change in control. The agreements are for two years and automatically renew for one year terms thereafter, unless the Company provides 90 day notice of intent to terminate the agreement. The agreements provide for severance benefits, vesting of outstanding equity awards and a “modified gross-up” of the “golden-parachute” excise tax imposed by Section 4999 of the Internal Revenue Code. As partial consideration of entering into her agreement, an executive agreed to amend her employment agreement to remove the provision that the termination of the Company’s former CEO constituted “good reason” for her to terminate her employment agreement with the Company. Additionally, certain of the Company’s executives also agreed to amend their employment agreements to remove the change in control provisions of their respective employment agreements.

The Company also enhanced its severance benefits in the event of a change in control.

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

The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007. References to fiscal 2005, fiscal 2006 and fiscal 2007 are to the Company’s fiscal years ended January 28, 2006, February 3, 2007 and February 2, 2008, respectively.

RECENT DEVELOPMENTS

Changes in Senior Management

On September 24, 2007, Mr. Ezra Dabah, CEO, resigned from the Company effective immediately. Upon his resignation, Mr. Charles Crovitz, a member of our Board, assumed the responsibilities of CEO on an interim basis. We recorded approximately $4.0 million in the third quarter of fiscal 2007 in severance and related expenses.

On December 6, 2007, Richard Paradise became our Chief Financial Officer and principal accounting officer. Mr. Paradise had previously joined the Company as Senior Vice President, Finance on November 21, 2007.

Board of Directors Review of Strategic Alternatives

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

Refurbishment Amendment Status

The Refurbishment Amendment required us to meet certain deadlines and benchmarks related to remodeling, maintenance and refreshes and new store openings to remain in compliance with both the Refurbishment Amendment and the License Agreement. The following represents the status of the Company’s store opening, remodeling and maintenance refresh obligations under the Refurbishment Amendment through the end of fiscal 2008, as of December 1, 2007:

Refurbishment Amendment Requirement	Status
Michigan Avenue maintenance and refresh by October 31, 2007.	Completed.
Remodel seven existing Disney Stores to the new store prototype by December 31, 2007. (1)	Remodeled four of seven required stores.
Perform maintenance and refreshes at seven existing Disney Stores bearing the “Mickey” store design by December 31, 2007.	One complete. Remainder on schedule for completion.
Complete a “maintenance and refresh” program by June 30, 2008.	On schedule for completion.
Remodel 49 existing Disney Stores to the new store prototype by the end of fiscal 2008.	On schedule for completion.
Open at least 18 new Disney Stores by the end of fiscal 2008.	Opened two stores. Scheduled to open 13 stores by February 2, 2008. Remainder on schedule to be opened by the end of fiscal 2008.

(1)         We have determined that we may not complete the remodel of one of the seven stores we are required to remodel by December 31, 2007 pursuant to the Refurbishment Amendment. At this time, we are not aware of any other instance where we may not meet any other required deadline in the Refurbishment Amendment.

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

For the Disney Store, we act as agent on behalf of a subsidiary of The Walt Disney Company for sale of Walt Disney World® Resort and Disneyland® Resort tickets, and our net sales include only the 7% commission we receive from a subsidiary of The Walt Disney Company on such ticket sales.

Our policy with respect to gift cards is to record revenue as gift cards are redeemed for merchandise. Prior to their redemption, unredeemed gift cards for The Children’s Place business are recorded as a liability, included within accrued expenses and other current liabilities. We recognize income from gift cards that are not expected to be redeemed based upon an extended period of dormancy, where statutorily permitted. For the Disney Store, we act as an agent on behalf of a subsidiary of The Walt Disney Company for gift cards sold to customers. Therefore, we do not record a customer gift card liability for the Disney Store. However, we recognize a trade payable to Disney for the net purchase of Disney gift cards.

We offer a private label credit card to our The Children’s Place customers that provides a discount on future purchases once a minimum annual purchase threshold has been exceeded. We estimate the future discounts to be provided based on prior years history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. We defer a proportionate amount of revenue from customers based on an estimated value of future discounts. We recognize such deferred revenue as future discounts are taken on sales above the minimum. This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege. Our private label customers must earn the discount privilege on an annual basis and this privilege expires at our fiscal year end. Accordingly, all deferred revenue is recognized by the end of the fiscal year.

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

We adjust our inventory balance based on an annual physical inventory and shrinkage is estimated in interim periods based on the historical results of our physical inventories in the context of current year facts and circumstances. To the extent our shrinkage estimate is not adequate, we would be required to reduce our gross profits and operating results.

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

Insurance Liabilities—Based on our assessment of risk and cost efficiency, we purchase insurance policies, with varying deductible and retention levels, to provide for workers’ compensation, general liability, and property losses, as well as director’s and officer’s liability, vehicle liability and employee medical benefits, among others. We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. While we believe that our risk assessments are appropriate, to the extent that future occurrences and claims differ from our historical experience, additional charges for insurance may be recorded in future periods.

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

During the ordinary course of business, there can be many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite our belief that our tax positions are supportable, we believe that certain positions are likely to be challenged and may not be fully sustainable upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our selling, general and administrative expenses increased approximately 230 basis points to 31.4% of net sales during the thirteen weeks ended November 3, 2007 from 29.1% during the thirteen weeks ended October 28, 2006. Accordingly, if our sales had increased at a faster rate than our costs (i.e. “leveraging”), we would have more efficiently utilized the investments we have made in our business. Conversely, because our costs grew at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006(1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5	56.0	63.3	60.2
Gross profit	38.5	44.0	36.7	39.8
Selling, general and administrative expenses	31.4	29.1	32.9	31.6
Asset impairment charges	0.2	0.1	0.1	—
Depreciation and amortization	3.5	3.0	3.8	3.4
Operating income (expense)	3.4	11.8	(0.1)	4.8
Interest (expense) income, net	(0.1)	0.1	0.1	0.2
Income (loss) before income taxes	3.3	11.9	(0.1)	5.0
Provision for income taxes	1.2	4.4	—	1.9
Net income (loss)	2.1%	7.5%	(0.1)%	3.1%
Number of stores, end of period	1,235	1,182	1,235	1,182

Table may not add due to rounding.

(1)          The Condensed Consolidated Statement of Operations for the thirty-nine weeks ended October 28, 2006 includes information that was restated for the thirteen weeks ended April 29, 2006 in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Thirteen Weeks Ended November 3, 2007 (the “Third Quarter 2007”) Compared to Thirteen Weeks Ended October 28, 2006 (the “Third Quarter 2006”)

Net sales increased by $38.1 million, or 7%, to $588.5 million during the Third Quarter 2007 from $550.4 million during the Third Quarter 2006. Net sales included $430.5 million in net sales from The Children’s Place business, which represented an 8% increase over the $397.2 million in net sales reported in the Third Quarter 2006, and $158.0 million in net sales from the Disney Store business, which represented a 3% increase over the $153.2 million in net sales reported in the Third Quarter 2006. Our Third Quarter 2007 sales increase resulted from a $35.7 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores and a $2.4 million increase from our consolidated comparable store sales (on a reported basis).There was no impact to sales from closed stores during the Third Quarter 2007. During the Third Quarter 2007, we opened 25 The Children’s Place stores and closed one The Children’s Place store.

Consolidated comparable store sales increased 1% during the Third Quarter 2007, as compared to a consolidated store sales increase of 14% in the Third Quarter 2006.  Due to the 53rd week in fiscal 2006, comparable store sales are compared to the thirteen week period ended November 4, 2006. Comparable store sales increased 1% for The Children’s Place business as compared to a 15% comparable store sales increase in the Third Quarter 2006. Disney Stores comparable store sales were flat as compared to a 11% comparable store sales increase in the Third Quarter 2006.

Our 1% comparable store sales increase for The Children’s Place business was primarily the result of an increase of 7% in the number of comparable store sales transactions, partially offset by a 6% lower average dollar transaction size. Our average dollar transaction size was a result of a lower average unit retail price, reflecting the markdowns taken to clear summer and fall merchandise, partially offset by more units sold per transaction. During the Third Quarter 2007, we reported our largest comparable same store sales increases for The Children’s Place business in Canada, the Southwest and Rocky Mountain regions, which were partially offset by comparable store sales decreases in the New Jersey/Pennsylvania, Mid Atlantic and Midwest regions. We believe that our comparable store sales were unfavorably impacted by unusually warm weather during the Third Quarter 2007 and by merchandise that did not resonate with our customers. By department, comparable same store sales were strongest in our boys and accessories departments, partially offset by a low single digit same store sales decrease in the girls department and a mid-single digit same store sales decrease in the newborn department. By store type, we experienced comparable same store sales increases in our outlet, street and “A” mall locations, while we experienced low to mid-single digit comparable store sales decreases in our strip, “B” and “C” malls.

For the Disney Store, our comparable store sales were flat to the Third Quarter 2006. During the Third Quarter 2007, a 1% increase in our average dollar transaction size offset a 1% decrease in the number of comparable store sales transactions. Our increase in average dollar transaction size was primarily driven by an increase in our average unit retail price, partially offset by a decrease in the number of units sold in each transaction. By geographical region, we reported comparable store increases in Canada and in the Mideast and low to mid-single digit declines in our West and Northeast regions. By store type, we reported comparable store increases in our outlet and street locations, which were offset by low to mid-single digit declines in our mall locations. Guest traffic, which the Disney Store is particularly dependent upon, was down 1% in the Third Quarter 2007, which was favorable to the 3% overall decline in national mall traffic. By department, softlines reported comparable store sales increases, with hardlines and media reporting single and double digit comparable store sales decreases, respectively. In the Third Quarter 2007, media sales were unfavorably impacted by weaker sales of the “The Jungle Book” and “Meet the Robinsons” in the Third Quarter 2007 as compared to the re-release of “The Little Mermaid” during the Third Quarter 2006.

Gross profit decreased by $15.4 million to $226.7 million during the Third Quarter 2007 from $242.1 million during the Third Quarter 2006. As a percentage of net sales, gross profit decreased approximately 550 basis points to 38.5% of net sales during the Third Quarter 2007 from 44.0% of net sales during the Third Quarter 2006. The decrease in consolidated gross profit, as a percentage of net sales, resulted primarily from higher markdowns of approximately 560 basis points and higher distribution costs of approximately 80 basis points, partially offset by the leveraging of occupancy and buying costs of approximately 50 basis points and a higher initial markup of approximately 30 basis points. At The Children’s Place business, our higher markdowns were primarily due to merchandise that did not resonate with our customers, a higher inventory position and unusually warm weather during the Third Quarter 2007.  These factors required us to take substantial markdowns to clear summer and fall merchandise.  At the Disney Store, our markdowns were higher as a result of a higher inventory position related to our store count. We had planned to have 344 stores in operation during the Third Quarter 2007 as compared to the 328 stores that were actually open for business as of the end of the Third Quarter 2007. At The Children’s Place business, higher markdowns and higher distribution costs were partially offset by lower buying costs. At the Disney Store, our gross margin, as a percentage of net sales, was lower in the Third Quarter 2007 than the Third Quarter 2006 due to higher markdowns and distribution costs, partially offset by a higher initial markup and the leveraging of occupancy costs.

Due to the seasonality of our business, our annual profitability is highly dependent on sales and gross margin during the back-to-school and holiday seasons. Our sales and margins did not meet our expectations during the Third Quarter 2007 and we anticipate that these trends will continue into the fourth quarter, resulting in a significant decrease in our annual net income versus last year.

Selling, general and administrative expenses increased $24.5 million to $184.9 million during the Third Quarter 2007 from $160.4 million during the Third Quarter 2006. As a percentage of net sales, selling, general and administrative expenses increased approximately 230 basis points to 31.4% of net sales during the Third Quarter 2007 from 29.1% of net sales during the Third Quarter 2006. Our increase in selling, general and administrative expenses in the Third Quarter 2007 resulted primarily from:

•                  Higher store and administrative payroll, including benefit payroll, of approximately 110 basis points, or approximately $11.1 million,

•                  Higher severance and executive search and relocation costs of approximately 90 basis points, or approximately $5.2 million, due to the resignation of our CEO, the commencement of a search for his replacement and other executives hired during the Third Quarter 2007,

•                  Higher store variable expenses of approximately 20 basis points, or approximately $3.5 million, driven primarily by higher supplies, utilities and other store variable costs,

•                  Higher pre-opening and remodeling expenses, which approximated 20 basis points, or approximately $1.7 million, and

•                  Higher marketing expenses of approximately 10 basis points, or approximately $1.4 million.

Additionally, we incurred expenses for:

•                  Disney Store “maintenance and refresh” expenses of approximately 40 basis points, or approximately $2.4 million, and

•                  Commissions paid to a Disney affiliate for our Disney e-commerce internet site, which approximated 30 basis points, or $1.9 million, allocated to selling, general and administrative expenses.

These increases were partially offset by:

•                  Lower store incentive and management bonuses in the Third Quarter 2007 which approximated 80 basis points, and were approximately $4.3 million lower than the Third Quarter 2006,

•                  Lower costs incurred in the Third Quarter 2007 for the tolling of stock options and payroll withholding taxes and penalties for discounted stock options approximated 20 basis points, or approximately $0.9 million, and

•                  Stock option and special investigation professional fees approximated $2.3 million in the Third Quarter 2007 as compared to $2.5 million in the Third Quarter 2006.

Depreciation and amortization amounted to $20.6 million, or 3.5% of net sales, during the Third Quarter 2007, as compared to $16.3 million, or 3.0% of net sales, during the Third Quarter 2006. Depreciation expense increased $4.3 million during the Third Quarter 2007 due primarily to our new distribution facility, our new stores and accelerated depreciation related to the change in estimate of useful lives of certain assets.

During the Third Quarter 2007, we recorded asset impairment charges of approximately $0.9 million, or 0.2% of net sales, for five underperforming The Children’s Place stores, as compared to $0.4 million, or 0.1% of net sales, for five underperforming The Children’s Place stores in the Third Quarter 2006.

Interest expense, net amounted to $0.8 million, or (0.1)% of net sales, during the Third Quarter 2007, as compared to $0.7 million of interest income, net, or 0.1% of net sales, during the Third Quarter 2006. The decrease in interest income, net during the Third Quarter 2007 was primarily due to the Company’s utilization of its cash on hand, investments and its credit facilities during the Third Quarter 2007 to support its working capital needs. During the Third Quarter 2007, both businesses borrowed under their credit facilities to support their working capital needs. Approximately $0.2 million of interest expense was capitalized during the Third Quarter 2007 related to the construction in progress for our Emerson Lane administrative offices.

Our provision for income taxes was $7.2 million and $24.1 million during the Third Quarter 2007 and the Third Quarter 2006, respectively. Our provision for income taxes decreased during the Third Quarter 2007 as a result of our lower income before income taxes in the Third Quarter 2007 as compared to the Third Quarter 2006. Our effective tax rate was 36.8% during both the Third Quarter 2007 and the Third Quarter 2006.

Our net income in the Third Quarter 2007 was $12.3 million as compared to net income of $41.5 million during the Third Quarter 2006, due to the factors discussed above.

Thirty-nine Weeks Ended November 3, 2007 Compared to Thirty-nine Weeks Ended October 28, 2006

Net sales increased by $119.2 million, or 9%, to $1,491.7 million during the thirty-nine weeks ended November 3, 2007 from $1,372.5 million during the thirty-nine weeks ended October 28, 2006. Net sales included $1,077.0 million in net sales from The Children’s Place business, which represented a 9% increase over the $988.6 million in net sales reported in the thirty-nine weeks ended October 28, 2006, and $414.7 million in net sales from the Disney Store business, which represented an 8% increase over the $383.9 million in net sales reported in the thirty-nine weeks ended October 28, 2006. Our sales increase for the thirty-nine weeks ended November 3, 2007 resulted from a $96.4 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores, by our consolidated comparable store sales increase of 1%, which increased sales by $23.8 million, partially offset by the impact of closed stores which reduced our sales by approximately $1.0 million. Due to the 53rd week in fiscal 2006, comparable store sales are compared to the thirty-nine week period ended November 4, 2006.

Consolidated comparable store sales increased 1% during the thirty-nine weeks ended November 3, 2007 as compared to 13% during the thirty-nine weeks ended October 28, 2006. Comparable store sales increased 1% for The Children’s Place business as compared to a 13% comparable store sales increase during the thirty-nine weeks ended October 28, 2006. Disney Stores comparable store sales increased 2% as compared to a 14% comparable store sales increase during the thirty-nine weeks ended October 28, 2006.

During the thirty-nine weeks ended November 3, 2007, we opened 47 The Children’s Place stores and closed six The Children’s Place stores, and opened and closed no Disney Stores.

During the thirty-nine weeks ended November 3, 2007, comparable store sales increased 1% for The Children’s Place business, primarily due to an increase of approximately 3% in the number of comparable store sales transactions, partially offset by an average dollar transaction decrease of approximately 2% as compared to the thirty-nine weeks ended October 28, 2006. By geographical area during the thirty-nine weeks ended November 3, 2007, our comparable store sales increase for The Children’s Place business was driven by our Canada and Metro New York regions, which were partially offset by comparable store sales decreases in our other geographical regions.  By department, our comparable store sales increases were strongest in our boys and accessories departments, which reported mid-single digit increases, partially offset by comparable store sales decreases in our newborn and girls departments. By store type, we experienced comparable store sales increases in outlet, street and “A” mall locations, partially offset by low single digit decreases at our “B” and “C” mall and street locations.

For the Disney Store, our comparable store sales increased 2% during the thirty-nine weeks ended November 3, 2007 due primarily to an increase in our average dollar transaction size. Our number of comparable store sales transactions during the thirty-nine weeks ended November 3, 2007 was in line with the thirty-nine weeks ended October 28, 2006. Our increase in average dollar transaction size was driven by an increase in the number of units sold in each transaction partially offset by a lower average unit retail price of merchandise sold during the thirty-nine weeks ended November 3, 2007. All geographical regions and store types experienced comparable store sales increases.

Gross profit increased by $1.5 million to $547.9 million during the thirty-nine weeks ended November 3, 2007 from $546.4 million during the thirty-nine weeks ended October 28, 2006. As a percentage of net sales, gross profit decreased approximately 310 basis points to 36.7% of net sales during the thirty-nine weeks ended November 3, 2007 from 39.8% of net sales during the thirty-nine weeks ended October 28, 2006. The decrease in consolidated gross profit, as a percentage of net sales, resulted from higher markdowns of approximately 360 basis points, higher distribution costs of approximately 40 basis points and higher production and design costs of approximately 20 basis points, partially offset by a higher initial markup of approximately 110 basis points. Our decrease in gross margin, as a percentage of net sales, was primarily driven by higher markdowns at both The Children’s Place business and the Disney Stores. Our margins at The Children’s Place business were further negatively impacted by higher distribution and occupancy costs, primarily due to our Fort Payne, Alabama distribution center. Our decrease in gross margin at the Disney Store business was due to higher markdowns partially offset by higher initial markups and lower occupancy costs.

Selling, general and administrative expenses increased $57.8 million to $491.3 million during the thirty-nine weeks ended November 3, 2007 from $433.5 million during the thirty-nine weeks ended October 28, 2006. As a percentage of net sales, selling, general and administrative expenses increased approximately 130 basis points to 32.9% of net sales during the thirty-nine weeks ended November 3, 2007 from 31.6% of net sales during the thirty-nine weeks ended October 28, 2006. Our increase in selling, general and administrative expenses in the thirty-nine weeks ended November 3, 2007 resulted primarily from:

•                  Higher store and administrative payroll, including benefit payroll, of approximately 90 basis points, or approximately $29.3 million,

•                  Higher store variable expenses of approximately 40 basis points, or approximately $13.0 million, driven primarily by higher supplies and store repairs and maintenance costs,

•                  Higher severance and executive search and relocation costs of approximately 30 basis points, or $5.2 million due primarily to resignation of our CEO, the commencement of the search for his replacement and other executives hired during the thirty-nine weeks ended November 3, 2007,

•                  Stock option and special investigation professional fees of approximately 20 basis points, or approximately $3.2 million, and

•                  Higher costs incurred for the tolling of stock options during the thirty-nine weeks ended November 3, 2007, which approximated 10 basis points, or approximately $1.5 million.

Additionally, we incurred expenses for:

•                  Disney Store “maintenance and refresh” expenses of approximately 20 basis points, or approximately $3.0 million, and

•                  Commissions paid to a Disney affiliate for our Disney e-commerce Internet site, which approximated 10 basis points, or $2.0 million, allocated to selling, general and administrative expenses.

These increases were partially offset by:

•                  Lower store incentive and management bonuses in the thirty-nine weeks ended November 3, 2007 which approximated 70 basis points, and were approximately $9.7 million lower than the thirty-nine weeks ended October 28, 2006,

•                  Costs for the resolution of tax consequences related to discounted options recorded during the thirty-nine weeks ended October 28, 2006 of approximately 20 basis points, or approximately $2.1 million, which were not incurred during the thirty-nine weeks ended November 3, 2007, and

•                  Lower equity compensation expenses which approximated 10 basis points and were approximately $0.6 million lower than the thirty-nine weeks ended October 28, 2006.

Depreciation and amortization amounted to $56.9 million, or 3.8% of net sales, during the thirty-nine weeks ended November 3, 2007, as compared to $46.4 million, or 3.4% of net sales, during the thirty-nine weeks ended October 28, 2006. Depreciation expense increased $10.5 million during the thirty-nine weeks ended November 3, 2007 due primarily to our new stores, investments in our administrative office and distribution facilities, and accelerated depreciation related to the change in estimate of useful lives of certain assets.

During the thirty-nine weeks ended November 3, 2007, we recorded asset impairment charges of approximately $1.6 million, or 0.1% of net sales, for six underperforming The Children’s Place stores, as compared to $0.4 million, or 0.0% of net sales, for five underperforming The Children’s Place stores during the thirty-nine weeks ended October 28, 2006.

Interest income, net amounted to $1.1 million, or 0.1% of net sales, during the thirty-nine weeks ended November 3, 2007, as compared to $2.3 million, or 0.2% of net sales, during the thirty-nine weeks ended October 28, 2006. The decrease in interest income reflects our use of our credit facilities as well as the use of our investments and cash on hand during the thirty-nine weeks ended November 3, 2007.

Our provision for income taxes was $0.4 million during the thirty-nine weeks ended November 3, 2007 as compared to a provision for income taxes of $25.8 million during the thirty-nine weeks ended October 28, 2006. Our provision for income taxes decreased during the thirty-nine weeks ended November 3, 2007 as a result of our lower earnings in the thirty-nine weeks ended November 3, 2007 as compared to the thirty-nine weeks ended October 28, 2006. Our effective tax rate was (51.5)% and 37.6% during the thirty-nine weeks ended November 3, 2007 and the thirty-nine weeks ended October 28, 2006, respectively. The change in our effective tax rate in the thirty-nine weeks ended November 3, 2007 reflects the impact of discrete items during the thirty-nine weeks ended November 3, 2007, specifically interest expense recognized on FIN 48 liabilities of approximately $0.8 million, partially offset by the effect of certain state tax law changes of approximately $0.2 million.  This net additional provision when applied to our pre-tax loss of approximately $0.7 million had the effect of distorting our effective tax rate as compared to our effective tax rate for the thirty-nine weeks ended October 28, 2006.

Our net loss in the thirty-nine weeks ended November 3, 2007 was $1.1 million as compared to net income of $42.7 million during the thirty-nine weeks ended October 28, 2006, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons. Our primary uses of cash are financing new store openings and providing working capital, principally used for inventory purchases. As of November 3, 2007, we had short-term borrowings of $108.9 million. Our ability to meet our capital requirements will depend on our ability to generate cash flows from operations and borrowings under our credit facilities. Traditionally, we have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities. We believe that this will be sufficient to fund our capital and other cash flow requirements for at least the next 12 months. In addition, we believe we have access to additional sources of debt financing.

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

In the normal course of business, Hoop has reimbursed intercompany services but has not paid any dividends or made other distributions. We do not expect Hoop to pay dividends or reimburse all or a portion of the $61.9 million described above to the Company during the next 12 months. Hoop’s cash on hand and cash generated from operations will be utilized to finance store remodels and to provide working capital.

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

In June 2007, we amended our credit facilities for both businesses for the purpose of better supporting the seasonality of the Company’s capital needs and reducing the fees associated with our credit facility borrowings.

2007 Amended Loan Agreement; Letter of Credit Agreement

In June 2007, we entered into a Fifth Amended and Restated Loan and Security Agreement (the “2007 Amended Loan Agreement”) and a new letter of credit agreement (the “Letter of Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”) as syndicated agent, and our other senior lenders for the purpose of better supporting our capital needs and reducing the fees associated with our credit facility borrowings. Prior to the 2007 Amended Loan Agreement, we borrowed under a 2004 Amended Loan Agreement, which contained covenants substantially similar to the 2007 Amended Loan Agreement, except the 2004 Amended Loan Agreement: (i) permitted borrowings up to $130 million (including a sublimit for letters of credit of $100 million), (ii) provided for amounts outstanding to bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined margin of 1.50% to 3.00%, and (iii) contained an unused line fee of 0.38%.

The 2007 Amended Loan Agreement provides a facility maximum of $100 million for borrowings and letters of credit, with a $30 million “accordion” feature that enables us, at our option, to increase the facility to an aggregate amount of $130 million. There is also a seasonal over-advance feature that enables us to borrow up to an additional $20 million from July 1 through October 31, subject to satisfying certain conditions, including a condition relating to earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12 month basis based upon the most recent financial statements furnished to Wells Fargo and our estimate of projected pro forma EBITDA for the over-advance period. On November 2, 2007, we entered into an amendment of the 2007 Amended Loan Agreement (the “First Amendment”), extending the period of the over-advance feature of the credit facility until November 30 for fiscal 2007. We paid a fee of $30,000 in connection with this amendment. The term of the facility ends on November 1, 2010. If we terminate the 2007 Amended Loan Agreement during the first year, there is a termination fee of 0.5% of the $100 million facility maximum ($130 million if the accordion feature is in use) plus any seasonal over-advance amounts in effect. The LIBOR margin is 1.00% to 1.50%, depending on our average excess availability, and the unused line fee is 0.25%.

Credit extended under the 2007 Amended Loan Agreement is secured by a first priority security interest in substantially all of the Company’s assets, other than assets in Canada and Puerto Rico and assets owned by Hoop. The amount that can be borrowed under the 2007 Amended Loan Agreement depends on levels of inventory and accounts receivable relating to The Children’s Place business. The 2007 Amended Loan Agreement contains covenants, which include limitations on annual capital expenditures, maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. The 2007 Amended Loan Agreement also contains covenants permitting us to invest without restriction in Hoop up to $20 million, $55 million, $36 million and $52 million in fiscal years 2007, 2008, 2009 and 2010, respectively, and together with the amounts the Company may be required to invest in Hoop pursuant to the Guaranty and Commitment, not to exceed a maximum aggregate of $175 million over the term of the credit facility.

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

As of November 3, 2007, we activated our accordion feature, and had access to our seasonal over-advance feature, both of which expanded our line of credit to $150 million, through November 30, 2007. As of November 3, 2007, we had outstanding borrowings of $96.0 million. During the thirty-nine weeks ended November 3, 2007, various letters of credit were issued and as of November 3, 2007, the Company had letters of credit outstanding of $48.2 million ($36.0 million in merchandise letters of credit under the Letter of Credit Agreement and $12.2 million in standby letters of credit under the 2007 Amended Loan Agreement). The average loan balance during the thirty-nine weeks ended November 3, 2007 was approximately $33.3 million and the average interest rate was 7.41%. The maximum borrowings under the facility was $116.8 million during the thirty-nine weeks ended November 3, 2007. Availability under the 2007 Amended Loan Agreement as of November 3, 2007 was $41.8 million and the interest rate charged was 7.50%.

Primarily as a result of our restatement and the delay in completion of our financial statements, we were not in compliance with the financial reporting covenants under the 2007 Amended Loan Agreement as of November 3, 2007. However, we obtained waivers from our lenders for such noncompliance. There were no fees associated with obtaining these waivers through August 30, 2007; however, we were required to pay a fee of $102,000 to extend the waiver from August 30, 2007 through January 1, 2008.

Amended Hoop Loan Agreement

In connection with the acquisition of the Disney Store business in 2004, our domestic Hoop entity entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) with Wells Fargo as senior lender and syndicated and administrative agent, and certain other lenders, establishing a senior secured credit facility for Hoop. In June 2007, concurrently with the execution of the 2007 Amended Loan Agreement, and in August 2007, we entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo and the other senior lenders (together with the Hoop Loan Agreement, the “Amended Hoop Loan Agreement”) to reduce the interest rates charged on outstanding borrowings and letters of credit. The Amended Hoop Loan Agreement provides a facility maximum of $75 million for borrowings and provides for a $25 million accordion feature that enables us to increase the facility to an aggregate amount of $100 million. The accordion feature is available at our option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. The term of the Amended Hoop Loan Agreement ends on November 21, 2010. Amounts outstanding under the Amended Hoop Loan Agreement bear interest at a floating rate equal to the prime rate or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. Depending on the domestic Hoop entity’s level of excess availability, the LIBOR margin is 1.50% or 1.75%, commercial letter of credit fees are 0.75% or 1.00%, and standby letter of credit fees are 1.25% or 1.50%. The unused line fee is 0.25%.

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

Credit extended under the Amended Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of the domestic Hoop entity as well as a pledge of a portion of the equity interests in Hoop Canada. The Amended Hoop Loan Agreement also contains covenants, including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and indebtedness.

As of November 3, 2007, we had outstanding borrowings of $12.9 million. During the thirty-nine weeks ended November 3, 2007, various letters of credit were issued, and as of November 3, 2007 we had letters of credit outstanding of $29.0 million ($27.0 million in merchandise letters of credit and $2.0 million in standby letters of credit). The average balance during the thirty-nine weeks ended November 3, 2007 was approximately $0.4 million and the average interest rate was 7.83%. The maximum borrowings under the facility were $13.3 million during the thirty-nine weeks ended November 3, 2007.  Availability as of November 3, 2007 was $33.1 million and the interest rate charged was 7.50% as of November 3, 2007.

Primarily as a result of the delay in completion of our financial statements, we were not in compliance as of November 3, 2007 with the financial reporting covenants under the Amended Hoop Loan Agreement or the provision requiring Hoop to comply with the License Agreement. However, we obtained waivers from our lenders for such noncompliance. There were no fees associated with obtaining these waivers through August 30, 2007. However, we were required to pay a fee of $48,000 to extend the waiver from August 30, 2007 through January 1, 2008.

Cash Flows/Capital Expenditures

Cash flows used in operating activities were $36.2 million during the thirty-nine weeks ended November 3, 2007 as compared to $36.8 million provided by operating activities during the thirty-nine weeks ended October 28, 2006. Cash flow used by operating activities increased during the thirty-nine weeks ended November 3, 2007 primarily due to a seasonal increase in inventory and lower operating earnings, offset partially by lower income tax payments and an increase in accounts payable.

Cash flows used in investing activities were $85.3 million and $114.8 million during the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. The $29.5 million decrease in cash flows used in investing activities primarily resulted from a net sale of short-term investments during the thirty-nine weeks ended November 3, 2007 of $75.2 million as compared to a net purchase of short-term investments of $13.3 million during the thirty-nine weeks ended October 28, 2006, offset by a $59.0 million increase in capital expenditures during the thirty-nine weeks ended November 3, 2007. Capital expenditures during the thirty-nine weeks ended November 3, 2007 were made to support our new stores, to open our new distribution center in Fort Payne, Alabama and to commence construction on our new office facility in Secaucus, New Jersey. During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, we opened 47 stores and 68 stores and remodeled 19 stores and 30 stores, respectively.

We anticipate that total capital expenditures will approximate $200 million in fiscal 2007. We also anticipate receiving approximately $20 million in lease incentives in fiscal 2007. The capital expenditures will provide for the opening of approximately 60 The Children’s Place stores and approximately 15 Disney Stores, and the remodeling of approximately 21 The Children’s Place stores and seven Disney Stores. During fiscal 2007, a significant portion of our capital expenditures was used to open our distribution center in Ft. Payne, Alabama, to commence construction on our new office facilities in Secaucus, New Jersey and to make information technology infrastructure investments. The total project cost of our Ft. Payne distribution center was approximately $68.0 million, of which approximately $14.6 million was expended in fiscal 2006, with the remaining approximately $53.4 million spent in fiscal 2007. Our Ft. Payne distribution center may be leased or used as collateral for financing in the future.

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

During the thirty-nine weeks ended November 3, 2007, cash flows of $108.9 million were provided by financing activities as compared with cash flows provided by financing activities of $38.2 million during the thirty-nine weeks ended October 28, 2006. Cash flows provided by financing activities during the thirty-nine weeks ended November 3, 2007 represented net borrowings under our revolving credit facility. Cash flows provided by financing activities during the thirty-nine weeks ended October 28, 2006 represented funds received and the tax benefit from the exercise of employee stock options and employee stock purchases.

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

The Company’s credit facilities with Wells Fargo provide a source of financing for its working capital requirements. The Company’s credit facilities bear interest at either a floating rate equal to the prime rate or a floating rate equal to the prime rate plus a pre-determined spread. At the Company’s option, it could also borrow at a LIBOR rate plus a pre-determined spread. As of November 3, 2007, the Company had borrowings of $108.9 million outstanding under its credit facilities. In the Company’s Quarterly Report on Form 10-Q for the period ended August 4,  2007, the Company erroneously stated in Item 3, Quantitative and Qualitative Disclosures about Market Risk, that the Company had no borrowings as of August 4, 2007. As noted elsewhere in that report, the Company in fact had borrowings of approximately $72.2 million as of August 4, 2007.

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. The Company generally does not hedge these net investments. As of November 3, 2007, the Company is not a party to any derivative financial instruments.

As of November 3, 2007, the Company had approximately $93.1 million of its cash and investment balances held in foreign countries, of which approximately $42.9 million was in Canada and approximately $50.2 million in Hong Kong. While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country. Consequently, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company’s financial position or results of operations.

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

Item 4.    Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our interim CEO and our Executive Vice President — Finance and Administration), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the third quarter of fiscal 2007. Based on this review, our principal executive officers concluded that our disclosure controls and procedures were not effective as of November 3, 2007 because of three material weaknesses in our internal control over financial reporting identified by management. One material weakness involves our controls over the granting of stock options and related documentation, one involves our maintenance of a fully effective control environment, and one involves the period-end financial close and reporting process. The Company’s Annual Report on Form 10-K for the period ended February 3, 2007, contains additional information related to these material weaknesses in Management’s Report on Internal Controls Over Financial Reporting in Item 9A—Controls and Procedures.

(b)     Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our third fiscal quarter ended November 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  The new position of Executive Vice President, Finance and Administration was established, reporting to the CEO and the Board. Our former Senior Vice President and CFO was elected to this position. Responsibilities of this position include supervising our finance, legal and human resource functions and serving along with our CEO as a principal executive officer for purposes of certifying our SEC reports and similar matters.

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

•                  We have hired a new CFO and a new General Counsel.

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

We have also instituted more rigorous policies, procedures and practices governing the granting of stock options and other equity incentive awards and related accounting and internal controls. The Board in June 2007 adopted a formal Policy Regarding Awards of Equity-Based Incentives to Executive Officers and Other Employees and, consistent with that policy, procedures to the following effect will generally be applied to all such grants:

•                  Grants will be dated on the date that all required approvals have been obtained or a future date, not later than one month after the approval date, specified when approval is given. The exercise price for each option granted will be the fair market value of our stock on the date of grant.

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

Significant to our identification of a material weakness in our maintenance of a fully effective control environment were separate violations of our Code of Business Conduct during 2006 by the then Chief Creative Officer of The Children’s Place Division and our former CEO. These violations were identified and investigated in the summer of 2007 and the following actions were taken:

•                  The Board imposed significant sanctions on the former Chief Creative Officer for expense report improprieties, including requiring refund of amounts erroneously charged to the Company, changing her position so that she will no longer be an officer of the Company and requiring reimbursement of the Company’s out-of-pocket costs incurred in connection with its investigation of the matter. In addition, management is reassigning certain control-related functions from this individual and developing new procedures with regard to the processing of certain expense reimbursements in her department, including improved personnel training.

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

With regard to the material weakness in the financial closing and reporting function, the Company has hired a CFO and has filled substantially all open positions in the accounting department, which the Company expects will help to remediate this material weakness. In addition, the Company’s management and its Audit Committee are taking steps to:

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

Item 6.    Exhibits.

Exhibits

Exhibit
No.	Description of Document

10.1

First Amendment to Fifth Amended and Restated Loan and Security Agreement, dated November 2, 2007 by and among The Children’s Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.24 to registrant’s Annual Report on Form 10-K for the period ended February 3, 2007 is incorporated by reference herein.

10.2

Letter Agreement dated November 12, 2007 amending the Internet start date among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC filed as Exhibit 10.48 to registrant’s Annual Report on Form 10-K for the period ended February 3, 2007 is incorporated by reference herein.

10.3(*)

Employment Agreement Term Sheet dated November 20, 2007 effective as of October 1, 2007 between The Children’s Place Retail Stores, Inc. and Charles Crovitz filed as Exhibit 10.49 to registrant’s Annual Report on Form 10-K for the period ended February 3, 2007 is incorporated by reference herein.

31(+)	Section 302 Certifications

32(+)	Section 906 Certifications

(*)   Compensation Arrangement

(+)   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE
RETAIL STORES, INC.

Date: December 13, 2007	By:	/S/ SUSAN RILEY
SUSAN RILEY
Executive Vice President, Finance and Administration
(A Principal Executive Officer and
Principal Financial Officer)

Date: December 13, 2007	By:	/S/ RICHARD PARADISE
RICHARD PARADISE
Senior Vice President, Chief Financial Officer
(A Principal Accounting Officer)