Form 10-K
period 2008-02-02
CHILDRENS PLACE RETAIL STORES INC
filed 2008-04-02
CIK 1041859

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-two weeks ended February 2, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23071

THE CHILDREN'S PLACE RETAIL STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1241495 (I.R.S. employer identification number)
915 Secaucus Road Secaucus, New Jersey (Address of Principal Executive Offices)	07094 (Zip Code)
(201) 558-2400 (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 par value

         Name of each exchange on which registered: Nasdaq Global Select Market

         Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting Company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates was $738,484,725 at the close of business on August 4, 2007 (the last business day of the registrant's fiscal 2007 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 28, 2008: 29,186,397.

         Documents Incorporated by Reference: Portions of The Children's Place Retail Stores, Inc. 2008 Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 27, 2008 are incorporated by reference into Part III.

THE CHILDREN'S PLACE RETAIL STORES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED FEBRUARY 2, 2008
TABLE OF CONTENTS

i

PART I

ITEM 1.—BUSINESS

        The Business section and other parts of this Annual Report on Form 10-K may contain certain forward-looking statements regarding future circumstances. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," and similar terms. These forward-looking statements are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements including, but not limited to, those discussed in the subsection entitled "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K. Actual results, events, and performance may differ significantly from the results discussed in the forward-looking statements. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.

        The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Recent Developments

        Since November 2004, we have operated the Disney Store retail chain in North America (the "DSNA Business") through two wholly-owned subsidiaries. (For clarification, the "DSNA Business" refers to the historical business we acquired from certain affiliates of The Walt Disney Company ("Disney") as of November 21, 2004, whereas the "Disney Store business" refers to the Disney Store business we have operated since the acquisition.) The Company's subsidiaries that operated the Disney Store business are referred to herein interchangeably and collectively as "Hoop."

        As a result of the acquisition, these subsidiaries acquired 313 Disney Stores, consisting of all existing Disney Stores in the United States and Canada, other than "flagship" stores and stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business. In addition, the lease obligations for all 313 stores and other legal obligations became obligations of the Company's subsidiaries. Subsequently, the Company's subsidiaries acquired two Disney Store flagship stores, one in Chicago, Illinois and the other in San Francisco, California as well as certain Disney Store outlet stores.

        Concurrent with the acquisition of the DSNA Business, the Company entered into a License and Conduct of Business Agreement with Disney (the "License Agreement") and a Guaranty and Commitment (the "Guaranty and Commitment Agreement"). Under the License Agreement, Hoop has the right to use certain Disney intellectual property, subject to Disney approval, in the Disney Store business in exchange for ongoing royalty payments. Pursuant to the terms of the License Agreement, Hoop operates retail stores in North America using the "Disney Store" name and sells merchandise featuring Disney-branded characters.

        In October 2007, the Company's Board and management embarked on a review of strategic alternatives, assessing a wide variety of options to improve our business and competitive position, including, but not limited to, opportunities for organizational and operational improvement, a possible recapitalization, or other transactions. After a thorough review of the operation of the Disney Store business, its potential for earnings growth, its capital needs and its ability to fund such needs from its own resources, the Company announced on March 20, 2008 that it has decided to exit the Disney Store business. Reflecting its decision to exit the Disney Store business, the Company recognized a pre-tax asset impairment charge of $80.3 million in the fourth quarter of fiscal 2007. For more information please see "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Unrelated to the Company's decision to exit the Disney Store business, Hoop recently received notices of several material breaches under the License Agreement. Hoop believes it has cured some of the asserted breaches and intends to cure or to assert defenses to the other asserted breaches.

        On March 26, 2008, Hoop Holdings, LLC, Hoop Retail Stores, LLC and Hoop Canada Holdings, Inc. each filed a voluntarily petition for relief under Chapter 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "US Bankruptcy Court") (Case Nos. 08-10544, 08-10545, and 08-10546, respectively), and Hoop Canada, Inc. filed for protection pursuant to the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) ("Canadian Bankruptcy Court") on March 27, 2008. The Hoop entities currently manage, and will continue to manage, their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the US Bankruptcy Court or Canadian Bankruptcy Court, as applicable, and in accordance with the applicable provisions of the Bankruptcy Code or the CCAA, as applicable.

        As a result of the filing of the bankruptcy cases (the "Filings"), Hoop's obligations under various agreements may be accelerated. Further, the Company has provided notice that it is discontinuing the Guaranty and Commitment Agreement and, on March 28, 2008, Disney sent the Company notice that it disputes the validity of the discontinuance. Valid discontinuance will constitute an event of default under the Guaranty and Commitment Agreement. The Filings also constituted an event of default under the Guaranty and Commitment Agreement. Under the Guaranty and Commitment Agreement, the Company has agreed to guarantee Hoop's royalty payments and other obligations to TDS Franchising LLC, an affiliate of Disney ("TDSF"), subject to a maximum guaranty liability of $25 million, plus expenses. Additionally, the Company made an initial investment of $50 million to Hoop and agreed to invest, under certain conditions, up to an additional $50 million to ensure Hoop's ability to pay its obligations under its license agreement with TDSF and to fund Hoop's operating losses. On March 18, 2008, the Company made a capital contribution to Hoop of approximately $8.3 million in cash.

        As a result of the Filings, outstanding indebtedness, in the amount of approximately $9.3 million, under the Amended Hoop Loan Agreement (as defined and further described in "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Amended Hoop Loan Agreement") will be frozen and capped as of the March 26, 2008. In order to fund the bankruptcy proceedings and all projected working capital needs and subject to US Bankruptcy Court approval, Hoop entered into a Debtor-In-Possession Loan and Security Agreement, dated March 26, 2008, as described in "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Amended Hoop Loan Agreement."

        In addition, the bankruptcy proceedings may give rise to other material obligations of the Company and exit costs as discussed in this Annual Report on Form 10-K.

        In connection with the Filings, Hoop intends to pursue the transfer of a substantial portion of the Disney Store business and assets to Disney (the "Private Sale"), subject to court approval. In connection with the proposed Private Sale, the Hoop entities filed motions for orders that grant authority to sell their assets to Disney pursuant to section 363 of the Bankruptcy Code (and a similar provision under the CCAA) and that request the courts to set a hearing date for the proposed Private Sale.

        The proposed Private Sale would be subject to the satisfaction of certain conditions, including approval of the US Bankruptcy Court and Canadian Bankruptcy Court, and would be targeted for completion by April 30, 2008. The Company continues to expect the pre-tax cash costs to exit the Disney Store business to be within the previously stated range of $50 million to $100 million, payable over a period of time, including estimated severance and other employee costs for the Company's employees servicing Hoop, professional fees and other costs the Company may incur during the Hoop bankruptcy cases, as well as claims that might be asserted against the Company in the bankruptcy proceedings.

        In the event of a transfer of all or a portion of the Disney Store business to Disney during the ongoing bankruptcy proceedings and subject to the satisfaction of other conditions, the Company would be released from liabilities and claims that have been or might be asserted by Disney, including those described above.

Overview

        In this Annual Report, the words the "Company", "we", "us", "our" and similar terms collectively refer to The Children's Place Retail Stores, Inc. and subsidiaries. As described in "Recent Developments" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments," the Company has determined to exit the Disney Store business. In an effort to facilitate an understanding of our financial condition and results of operation for the fiscal year ended February 2, 2008 ("fiscal 2007"), as well as the Company's fiscal 2007 audited financial statements and notes thereto, included in this Annual Report on Form 10-K, we have included a discussion of the Disney Store business, as such business was a part of our Company during fiscal 2007. For the fiscal year ended January 31, 2009 ("fiscal 2008"), the Disney Store business will be classified as "Discontinued Operations."

        The Company was incorporated in June 1988 and is a leading specialty retailer of children's merchandise. We design, contract to manufacture and sell high-quality, value-priced merchandise under our proprietary "The Children's Place" and licensed "Disney Store" brand names. As of February 2, 2008 we owned and operated 904 The Children's Place stores and 335 Disney Stores across North America and operated Internet stores at www.childrensplace.com and www.disneystore.com.

        In fiscal 2007 we were structured such that our administrative functions (e.g., finance, real estate, human resources, legal, information technology, logistics) were shared by both The Children's Place and the Disney Store brands. Functions such as design, merchandising, marketing and store operations were run independently of each other to maintain clearly defined and differentiated brands. Historically, each brand was overseen by a President who managed the day-to-day operations and who reported directly to our Chief Executive Officer ("CEO"). Because of the recent departure of the Company's President, who was responsible for leading the Children's Place brand operations, our interim CEO also is serving in the capacity of Company President. In anticipation of our exit from the Disney Store business in fiscal 2008, the Company has begun to reduce its shared services infrastructure. If a sale to Disney is completed through the Chapter 11 process, the Company is prepared to contract services to Disney during a transitional period.,

        The Children's Place is a specialty retailer of apparel and accessories for children from newborn to ten years of age. The brand's merchandising objective is to offer a unique, colorful, coordinated and balanced lifestyle assortment of high quality, basic and fashion merchandise, at prices that represent substantial value to our customers.

        Our goal is to be the leading specialty retailer in the children's space by executing on our "core purpose" of "making the very best accessible to all children."

        During fiscal 2007, we opened 54 The Children's Place stores compared to 69 store openings in fiscal 2006. We also opened 15 Disney Stores in fiscal 2007 compared to 19 in fiscal 2006. We closed 16

The Children's Place stores and eight Disney Stores in fiscal 2007, compared to five The Children's Place store closures and eight Disney Store closures in fiscal 2006. Our store growth plan for fiscal 2008 includes opening approximately 30 The Children's Place stores.

Key Capabilities

        We believe that the following capabilities have been and continue to be critical to our long-term success:

        Merchandising Strategy.    The Children's Place merchandising strategy is built on offering interchangeable outfits and accessories to create a coordinated look distinctive to the brand. We offer an updated, focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful look at value prices that we believe distinguishes "The Children's Place" brand. We divide the year into quarterly merchandising seasons: spring, summer, back-to-school and holiday. Within each season, we typically deliver two merchandise lines. Each season is built around a color palette that includes an assortment of coordinated basic and fashion apparel with matching accessories.

        High Quality/Value Pricing Strategy.    We believe that our high quality, value price positioning is an important component of our long-term strategy. We offer high-quality clothing and accessories under "The Children's Place" brand name at prices below most of our direct mall-based competitors. We employ this value pricing strategy across our entire merchandise offering.

        Brand Image.    We strive to build our brand image and customer loyalty for "The Children's Place" by:

  •
  Offering high-quality products at value prices;

  •
  Providing colorful, coordinated and interchangeable outfits and accessories;

  •
  Maintaining a uniform merchandise presentation;

  •
  Emphasizing our image in our marketing visuals;

  •
  Utilizing our customer database to target direct mailers to customers;

  •
  Maintaining a marketing presence in targeted print publications; and

  •
  Selling our merchandise exclusively in our The Children's Place stores and on our website.

        Low-Cost Sourcing.    We control the design, sourcing and presentation of our products. We believe that this control is essential in assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We have established long-standing relationships with our vendors and suppliers. Through these relationships and our extensive knowledge of low cost sourcing, we are able to offer our customers high-quality products at value prices. Our offices in Hong Kong, Shanghai and New Delhi allow us to capitalize on new sourcing opportunities, increase our control over product quality and enable us to respond to changing merchandise trends effectively and efficiently.

Merchandising Process

        To execute our merchandising strategies, we rely on the coordinated efforts of our design, merchandising, planning and sourcing teams. These teams, in conjunction with senior management, "hindsight" prior season results and review fashion trends, colors and design concepts that we will offer in upcoming seasons. Merchandising selects items for production from the assortment of merchandise designs that are created by the design team. Then, based upon detail design specifications and production quantities determined by merchandising and planning, the sourcing team arranges for the issuance of purchase orders and manufacture of the selected items.

        Work on each of our seasonal lines begins approximately one year before the season. However, the Company maintains, and at times exercises, the ability to develop and deliver product on an expedited timeline. The merchandising process includes purchasing of samples and gathering market intelligence on fashion trends, which involves extensive European and domestic market research, studying media and fashion magazines, attending trade shows, engaging the services of fashion and color forecast organizations, and analyzing prior season performance. After the design teams present their ideas, the designers, with the direction of the merchandising team, translate those ideas into a merchandise assortment that reflects the theme of the season. These interpretations include variations in fabric and other materials, product color, decoration and age-appropriate silhouettes. Potential items are designed using computer aided design technology, which allows for a wide range of style and fashion options. Our sourcing teams and Asian offices coordinate the production of prototype samples which enable our merchandising teams to ensure that our merchandise will properly reflect our design concepts. We have also instituted a process that involves working with prototype samples in a simulated in-store environment.

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

Sourcing and Procurement

        We combine management's extensive apparel sourcing experience with a cost-based buying strategy to control merchandise costs, infuse quality features into our products and deliver value to our customers. We believe that our understanding of the economics of apparel manufacturing, including costs of materials and components enables us to identify cost-effective countries and manufacturers from which to source each item and obtain high quality at low product cost.

        Four times a year, our U.S. sourcing team makes on-site visits to our independent agents and various manufacturers to negotiate product costs, finalize technical specifications for each product and confirm delivery of merchandise manufactured to our specifications. During fiscal 2007, approximately 300 independent manufacturers located primarily in Asia produced merchandise sold at The Children's Place and Disney Store to our specifications. To support our inventory needs and to control merchandise costs, we continue to pursue global sourcing opportunities and consider product quality and cost, reliability of the manufacturer, and service and product lead times, among other factors.

        We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars. We are party to agency agreements with commissioned independent agents who oversee production, assist in sourcing and pre-production approval, provide quality inspection and ensure timely delivery of merchandise. During fiscal 2007, we purchased approximately 16% of our products through the support of a commissioned, independent agent in Taiwan, and approximately 13% of our products through an independent Hong Kong-based trading company. This trading company is responsible for procurement from wholly-owned facilities as well as contract manufacturers located throughout Asia. In addition, we believe our offices in Hong Kong, Shanghai and New Delhi enable us to obtain more favorable material and manufacturing costs and quickly identify and act on new sourcing and supplier opportunities. Our Asian offices also facilitate our prototype sample production and enable us to foster stronger relationships with our suppliers, manufacturers, agents and trading companies. During fiscal

2007, we purchased approximately 49% of our total merchandise without the aid of commissioned buying agents or trading companies. In addition, approximately 54% of our total goods were sourced from China. Specific to The Children's Place brand, in 2007, approximately 40% of our Children's Place merchandise was purchased without the aid of commissioned buying agents or trading companies, and approximately 47% was purchased from China. Using our purchase order, advanced shipping notification and tracking systems, our independent agents and our sourcing department actively monitor the status of each purchase order from order confirmation to merchandise receipt.

        We augment our manufacturers' testing requirements with our own in-house quality assurance laboratory to test and evaluate fabric, trimming materials and pre-production samples against a comprehensive range of physical performance standards before production begins. The quality control personnel in our Asian offices, independent agents and trading company visit the various manufacturing facilities to monitor the quality control and production process. Our Asian offices enhance our quality control by enabling us to monitor component and manufacturing quality at close range and address related problems at an early stage. With this focus on pre-production quality, we are generally able to detect and correct quality-related problems before bulk production begins. We do not accept finished goods until each purchase order receives formal certification of compliance from our own quality assurance associates, agents or appointed third-party inspectors.

        In addition to our quality control procedures, we administer a social compliance program designed to promote compliance with local legal regulations, as well as ethical and socially responsible business practices.

Company Stores

        The following section highlights various store information for both The Children's Place and Disney Store brands as of February 2, 2008.

        Existing Stores.    As of February 2, 2008, we operated a total of 1,239 stores: 904 The Children's Place stores and 335 Disney Stores in North America. Most of The Children's Place stores are clustered in and around major metropolitan areas in regional malls, with the exception of 150 strip center, 113 outlet and 48 street stores. All of the Disney Stores as of February 2, 2008 were in regional malls with the exception of 30 outlet stores, three strip stores and two street locations. The following table sets forth the number of stores in each state, Puerto Rico and Canadian province as of February 2, 2008:

State	The Children's Place	Disney Store	Total Number of Stores
Alabama	9	4	13
Arizona	15	7	22
Arkansas	5	1	6
California	82	51	133
Colorado	14	5	19
Connecticut	14	7	21
Delaware	4	3	7
Florida	47	26	73
Georgia	22	6	28
Hawaii	4	1	5
Idaho	1	1	2
Illinois	41	17	58
Indiana	18	7	25
Iowa	6	1	7
Kansas	5	2	7
Kentucky	8	3	11

Louisiana	13	3	16
Maine	4	1	5
Maryland	23	6	29
Massachusetts	25	7	32
Michigan	23	9	32
Minnesota	12	1	13
Mississippi	6	1	7
Missouri	15	8	23
Montana	1	0	1
Nebraska	3	1	4
New Hampshire	4	3	7
New Jersey	45	16	61
New Mexico	3	2	5
New York	76	21	97
Nevada	7	3	10
North Carolina	21	7	28
North Dakota	1	0	1
Ohio	30	10	40
Oklahoma	3	2	5
Oregon	9	3	12
Pennsylvania	48	21	69
Rhode Island	3	1	4
South Carolina	13	2	15
South Dakota	1	0	1
Tennessee	17	7	24
Texas	57	25	82
Utah	7	1	8
Vermont	1	0	1
Virginia	18	8	26
Washington	12	3	15
West Virginia	1	2	3
Wisconsin	13	3	16
Puerto Rico	14	0	14

Total United States and Puerto Rico	824	319	1,143

Province	The Children's Place	Disney Store	Total Number of Stores
Alberta	7	3	10
British Columbia	9	1	10
Manitoba	2	1	3
New Brunswick	3	1	4
Nova Scotia	2	1	3
Ontario	38	9	47
Quebec	17	0	17
Saskatchewan	2	0	2

Total Canada	80	16	96

Total Stores	904	335	1,239

  Store Type.

        The Children's Place.    Our average Children's Place store is approximately 4,700 square feet. The majority of The Children's Place stores are in our "Apple-Maple" prototype.

        During fiscal 2002, we introduced our "Technocolor" store prototype, which uses color to create boutique-like settings that better differentiate the various departments within the store. As of February 2, 2008, 328 stores were in this format, or approximately 36% of The Children's Place store base. In fiscal 2007, some of our new stores and remodels (except for outlets) were updated to our Technocolor store format, and averaged approximately 5,500 square feet in size to accommodate our new "store-within-a-store" shoe store, which the Company launched in July 2007. Our street and strip center locations represent approximately 22% of The Children's Place store base.

        Our typical outlet stores are approximately 6,800 square feet and represent approximately 13% of The Children's Place store base. Our outlet stores are primarily located in outlet centers and are strategically placed within each market to liquidate clearance merchandise from nearby stores. Given the brand's value orientation, we also sell an assortment of full-priced merchandise in our outlet stores.

        Disney Store.    The average Disney Store is approximately 4,800 square feet. As of February 2, 2008, several Disney Store formats were in operation, as follows:

% of Store Base
Pink and Green	33%
Piperail	28%
Mickey	20%
Millennium	6%
Castle	5%
Outlet*	8%

Total	100%

*
Note: Disney Store outlets reflect various formats.

Store Operations

        The Children's Place store operations are organized into ten regions. We employ two Zone Vice Presidents who oversee our operations and to whom regional managers report. A regional manager oversees each region and has several district managers reporting to them. Each district manager is responsible for approximately eight to ten stores. Our stores are staffed by a store management team and approximately 10 part-time sales associates, with additional part-time associates hired to support seasonal needs. Our store leadership teams spend a high percentage of their time on the store selling floors providing direction, motivation, and development to store personnel. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures and controls. In order to motivate our store leadership, we offer a monthly incentive compensation plan that awards bonuses for achieving certain financial goals.

Store Expansion Program

        The Children's Place.    During fiscal 2007, we opened 54 stores and closed 16, compared to opening 69 stores and closing five in fiscal 2006. We plan to open approximately 30 stores and remodel approximately 17 Children's Place stores in fiscal 2008.

        Our new store return on investment (defined as the return on investment for stores in which the then current fiscal year was their first full year of operation) for The Children's Place chain for fiscal 2007, 2006 and fiscal 2005 approximated 47%, 87% and 81%, respectively. We define return on investment as store level operating cash flow for new stores divided by new store investment. Store level operating cash flow for new stores is comprised of direct store contribution before the amortization of deferred rent and depreciation and amortization expense. We believe new store return on investment is a relevant measurement for assessing performance because it shows how quickly our investment in new stores becomes available for reinvestment. However, it is not a measure determined in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and should not be considered by investors as an alternative to operating income or net income as an indicator of our performance. The new store return on investment disclosed here is not necessarily comparable to new store return on investment disclosed by other companies because new store return on investment is not uniformly defined.

        Average store level operating cash flow for stores in which fiscal 2007 was their first full year of operation approximated $281,200, a 31% decrease compared to fiscal 2006. Average new store investment for this group of stores approximated $595,500, a 28% increase from fiscal 2006. Average store investment includes store capital expenditures, initial inventory and pre-opening costs less lease incentives and an estimate for merchandise payables. This increase in average new store investment primarily reflects a higher capital investment in our store prototype. New stores in which fiscal 2007 was their first full year of operation had average net sales of approximately $1.5 million, comparable to fiscal 2006.

        New 'Store-within-a-Store' Children's Place Shoe Store.    In fiscal 2007, we launched a new 'store-within-a-store' shoe store during the back-to-school season. At the end of fiscal 2007, we operated 54 stores which feature our expanded shoe assortment, or approximately 6% of the chain. Our expanded shoe offering is also available for sale on our childrensplace.com website. While initially stores that carry the expanded shoe assortment were approximately 1,000 square feet larger than a typical store, we are considering a reduction in the amount of square footage dedicated solely to shoes in an effort to drive increased profitability.

        Disney Store.    In fiscal 2007 we opened 15 Disney Stores, closed eight, and remodeled seven, compared to opening 19, closing eight and remodeling 14 in fiscal 2006.

        Our new store return on investment (defined as the return on investment for stores in which the then current fiscal year was their first full year of operation) for the Disney Stores in fiscal 2007 and fiscal 2006 approximated 23% and 62%, respectively. Average store level operating cash flow for new stores in which fiscal 2007 was their first full year of operation approximated $174,400, a 53% decrease compared to fiscal 2006. Average store investment for these stores approximated $762,300, a 27% increase from fiscal 2006, and included store capital expenditures, initial inventory and pre-opening costs less lease incentives and estimated merchandise payables. Fiscal 2007 new stores had average net sales of approximately $2.1 million, a 16% decrease compared to fiscal 2006.

Seasonality

        Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales at The Children's Place. Our fourth quarter results are heavily dependent upon sales during the holiday season. In fiscal 2007, the Disney Store business was highly dependent upon Halloween sales in the third quarter and holiday sales in the fourth quarter, which is reflected in our fiscal 2007 results. For more information regarding the seasonality of our business, refer to Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality.

Internet Sales

        Our The Children's Place Internet business represented approximately 3.6% of The Children's Place sales in fiscal 2007, compared to 2.9% of sales in fiscal 2006. This profitable business continues to grow at a rapid rate and we believe it is an integral part of our customer service and brand awareness strategies.

        Beginning in July 2007, the Company's subsidiaries commenced Internet commerce operations through an alliance with a Disney affiliate in which certain Disney Store merchandise is sold on the disneyshopping.com website. For the use of the Disney Internet commerce website, the Company paid fees to a Disney affiliate based on a percentage of e-commerce sales, a portion of which is allocated to cost of sales and a portion to selling, general and administrative expenses, as reflected in our fiscal 2007 financial results. Given our decision to exit the Disney Store business, our fiscal 2008 results will only reflect a portion of sales and related expenses reflective of the Disney Store e-commerce operation.

Marketing

        We strive to build brand recognition and equity by marketing our image, product and value message primarily through our store front windows, in-store marketing, direct mail, magazine advertising and "The Children's Place" private label credit card.

        We view The Children's Place private label credit card as an important marketing and communication tool. Pursuant to a merchant services agreement, private label credit cards are issued to our customers for use exclusively at The Children's Place stores, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Our private label credit card accounts for approximately 13% of The Children's Place net sales. We believe that our private label credit card promotes affinity and loyalty among those customers who use the card and facilitates communication with such customers through delivery of coupons and promotional materials.

Logistics

        As of February 2, 2008 we supported both The Children's Place stores and Disney Stores with a leased 525,000 square foot distribution center in South Brunswick Township, New Jersey; a leased 250,000 square foot distribution center in Ontario, California; a leased 95,000 square foot distribution center in Ontario, Canada; and an owned 700,000 square foot distribution center in Ft. Payne, Alabama, which we opened in August 2007 to support projected growth at both brands. Our approximately 150,000 square foot leased fulfillment center in Secaucus, New Jersey is used to support our Children's Place Internet business. In addition, we operate other leased facilities on a seasonal basis to support warehousing needs. Going forward, given our decision to exit the Disney Store North America business, our logistics capacity will be used to support The Children's Place brand only.

Competition

        The following discussion contemplates a competitive set for both The Children's Place and Disney Store North America brands as of February 2, 2008. Our fiscal 2007 results are reflective of this competitive universe.

        The children's apparel, toy and media retail markets are highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.); The Gymboree Corporation; Too, Inc.; Babies "R" Us and Toys "R" Us (each of which is a division of Toys "R" Us, Inc.); J.C. Penney Company, Inc.; Sears (a division of Sears Holdings Corporation); Kohl's and other department stores as well as discount stores such as Wal-Mart Stores, Inc.; Target Corporation; and K-Mart (a division of Sears Holdings Corporation). In addition, given our expansion into the shoe category, we now compete with stores such as Stride Rite and

Payless, as well as smaller shoe retailers. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. The Disney Store business also competes with the Disney theme parks and with third parties selling Disney-branded merchandise under license. In addition, media items such as compact discs and DVDs can be purchased in virtually every retail channel. One or more of our competitors are present in substantially all of the areas in which we have stores.

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

        The trademarks and copyrights used by the Disney Store business are licensed by Hoop from Disney for use by the Disney Store so long as the License Agreement remains in effect. After completion of our exit from the Disney Store business, the License Agreement will terminate, and we will no longer be able to use such trademarks and copy rights.

Employees

        As of February 2, 2008, we had approximately 23,800 employees, of whom approximately 1,900 are based at our corporate headquarters in New Jersey; our Disney Store office in Pasadena, California; our distribution centers; and international offices. We had approximately 4,250 full-time store employees and approximately 17,650 part-time store employees. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees. In addition, as of February 2, 2008, we employed approximately 9,700 seasonal part-time employees.

        Primarily as a result of our decision to exit the Disney Store business, our employee headcount will decline in fiscal 2008. For reference, of the 23,800 employees as of February 2, 2008, 8,350 were Disney Store employees and 250 were corporate employees that worked out of the Pasadena office.

Internet Access to Reports

        We are a public company and are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

        Our website address is http://www.childrensplace.com. We make available, without charge, through our website, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. References in this document to our website are not and should not be considered part of this Annual Report on Form 10-K, and the information on our website is not incorporated by reference into this Annual Report on Form 10-K.

        We also make available our corporate governance materials, including our code of business conduct, on our website. If we make any substantive amendments to our code of business conduct or grant any waiver, including any implicit waiver, from a provision of the code to our CEO, Executive Vice President of Finance and Administration, Chief Financial Officer ("CFO") or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a Current Report on Form 8-K.

ITEM 1A.—RISK FACTORS

        Investors in the Company should consider the following risk factors as well as the other information contained herein:

We depend on generating sufficient cash flow and having access to additional liquidity sources to fund our ongoing operations, the Disney Store business exit costs, capital expenditures, and debt repayment.

        Our ability to fund our ongoing operations, anticipated exit costs associated with the wind-down of the Disney Store business, planned capital expenditures and debt repayment obligations will depend on our ability to generate cash flow and to access, if necessary, additional liquidity sources. Our cash flow is dependent on many factors, including:

    •
    seasonal fluctuations in our net sales and net income, which typically are lowest in the second fiscal quarter;

    •
    the timing of inventory purchases for upcoming seasons, which typically result in increased cash expenditures in the second fiscal quarter as we purchase merchandise for the back-to-school season;

    •
    the amount and timing of cash expenditures associated with our exit from the Disney Store business, which could exceed the current estimated range of $50 million to $100 million and may be significant during our second fiscal quarter when sales are low and inventory costs are high;

    •
    vendor and other supplier terms and related conditions, which may be less favorable to us in the future as a result of the Disney Store bankruptcy proceedings or as the Company becomes smaller upon its exit from the Disney Store business; and

    •
    general business conditions, economic uncertainty or slowdown, including the recent significant slowdown in the overall economy.

        Some of these factors are beyond our control. It is difficult to assess the impact that the general economic downturn will have on consumer spending and our financial results. However, we believe there is risk that the economic slowdown could result in reduced spending by our customers, which could reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. In addition, steps that we take to limit cash expenditures, such as delaying the purchase of inventory, may not be successful or could delay the arrival of merchandise for future selling seasons, which could reduce our net sales or profitability. If we are unable to generate sufficient cash flow, we may not be able to fund our ongoing operations, anticipated exit costs associated with the wind-down of the Disney Store business, planned capital expenditures and debt repayment obligations and may be required to access additional sources of liquidity.

        Recent turmoil in the credit markets may make it difficult for us to obtain additional financing on commercially reasonable terms or at all. If we obtain additional financing, it may be on terms and with pricing significantly less favorable than our current financing arrangements. An inability to access, if necessary, additional sources of liquidity could materially adversely affect our ability to operate our business, our growth, our financial condition and our results of operations.

In fiscal 2007, we experienced deterioration in our profitability. If we are unable to anticipate and respond to merchandise trends, we may continue to suffer adverse business consequences.

        We have experienced deterioration in our sales trends and profitability. Our continued success will depend in part on our ability to anticipate and respond to fashion trends and consumer preferences. Our design, manufacturing and distribution process generally takes up to one year, during which time fashion trends and consumer preferences may change. For the majority of fiscal 2007 our merchandise did not resonate with consumers and, as a result, our sales declined and inventory levels were too high. Failure to anticipate, identify or respond to future fashion trends may continue to adversely affect customer acceptance of our products or require substantial markdowns, which could continue to have a material adverse effect on our business.

        Management and the Board have re-evaluated the Company's inventory strategy and have taken steps to reduce inventory levels and shortened inventory cycle periods, where possible. These steps may not be sufficient to prevent further markdowns and erosion of our profitability, particularly in the current difficult economic climate, and our results of operations could be materially and adversely affected.

Hoop may not be able to obtain confirmation of the plan of liquidation.

        To complete the wind-down of the Disney Store business under the protection of the bankruptcy court, Hoop, like any debtor, must obtain approval of a plan of liquidation from its creditors and confirmation of the plan through the bankruptcy court. This process requires Hoop to solicit and obtain creditor acceptances of the proposed plan, meet certain statutory requirements with respect to the adequacy of disclosure concerning the proposed plan, and fulfill other statutory conditions relating to plan confirmation. Such a process is complex, involves numerous parties, and requires disclosure to and voting by creditors and confirmation by the bankruptcy court. It is possible that creditors would seek to file and confirm an alternative plan. Further, it is possible that a trustee could be appointed or the case converted to a liquidation under Chapter 7 of the Bankruptcy Code.

        If Hoop does not reach an agreement with Disney, it is likely that the Disney Store business will be liquidated in the bankruptcy proceeding. In this case, Disney may seek to terminate the License Agreement and restrict the manner in which the Disney Store assets can be sold in a liquidation sale which, if approved by the Court, could have a detrimental effect on the Disney Store business and its ability to realize the maximum value from such assets. Moreover, in such a situation Disney may bring litigation against us and assert various claims under the Guaranty and Commitment Agreement and other agreements, which could include payment of substantial damages. Any such litigation with Disney could be lengthy, could require substantial management time and professional expense and, if our defense is not successful, an adverse judgment in a significant amount.

If the bankruptcy court were to enforce the termination provisions of the License Agreement for the Disney Store, we could be required to sell the Disney Store business to Disney or to a buyer selected by Disney or to rapidly wind down the remaining Disney Store business. Under these circumstances, our subsidiaries that operate the Disney Store business would have significant financial and other obligations to Disney, lenders, landlords, vendors and other third parties.

        The License Agreement under which we operate the Disney Store business imposes significant restrictions on the actions that we, our secured lenders or any inventory liquidation firm may take to wind-down the Disney Store business. Although we may continue to sell Disney Store merchandise in the ordinary course, the License Agreement prohibits us, among other things, from promoting a "going out of business" or "liquidation sale" or from selling any Disney merchandise through distribution channels other than the Disney Stores and the Disney Store website. Although we have proposed to transfer a substantial portion of the Disney Store business and assets to Disney through the Private Sale subject to approval of the bankruptcy courts, if the Private Sale is not completed and if enforced by the bankruptcy court, these restrictions could interfere with our ability to liquidate all Disney merchandise on favorable terms, if at all. Under the License Agreement, any remaining Disney merchandise not sold by the end of the wind-down period must be destroyed and would be of no value.

        In addition, the License Agreement provides that Hoop remains liable to Disney for royalties on sales of Disney merchandise through the end of the wind-down period and for any other amounts, such as contractual breach fees, owed to Disney. These subsidiaries would also have substantial liabilities under Disney Store leases and for payments due to vendors, including obligations under non-cancellable purchase orders for Disney merchandise (the amount of which fluctuates based on seasonality), as well as obligations to repay outstanding amounts under the credit facility supporting the Disney Store business. As of February 2, 2008, the total liability of Hoop under Disney Store leases through fiscal 2018, a portion of which could be payable if the leases were terminated, was approximately $318.2 million and the total liability of Hoop under outstanding purchase orders for merchandise was approximately $102 million.

The creditors of Hoop could attempt to make claims against the Company, such as claims under piercing the corporate veil, alter ego, control person or related theories. If successful, these claims would have a material adverse effect on our financial condition and liquidity.

        Though neither the Company nor any of its subsidiaries other than Hoop has commenced a Chapter 11 proceeding, it is possible that a creditor of Hoop could attempt to make claims against the Company, including under piercing the corporate veil, alter ego, control person or other related theories. Factors that are generally considered in determining whether the parent company is an "alter ego" of the subsidiary include: the failure to follow corporate formalities; the day-to-day control of the subsidiary by the parent; inadequate capitalization of the subsidiary; overlap in directors, officers and personnel; commingling of assets; and use of the subsidiary for unjust or fraudulent purposes. A court could resolve the issue in a manner adverse to us and make the Company's assets available to satisfy obligations of Hoop. If a court were to allow such claims against the Company, we could be required to devote considerable resources to defending them. If these claims were determined adversely to us, a judgment could have a material adverse effect on us and our ability to make payments on our obligations, and could ultimately cause us to seek to restructure under the protection of the bankruptcy laws.

A prolonged continuation of the Hoop wind-down may harm our businesses.

        A prolonged continuation of the Disney Store bankruptcy proceedings could adversely affect our businesses and operations. So long as the bankruptcy proceedings and disposition of the assets of the Disney Store business continues, our senior management will be required to spend a significant amount of time and effort dealing with the wind down of Hoop, including, while Hoop operates the Disney Store business as debtor-in-possession, obtaining approval of the bankruptcy court prior to engaging in activities or transactions outside the ordinary course of business, instead of focusing exclusively on The Children's Place brand. In the bankruptcy proceedings, it is possible that claims may be asserted against us or our subsidiaries other than Hoop or that there could be an attempt to substantively consolidate the Company with Hoop, whether or not such claims have any merit. As a result, we or any such subsidiary may need to defend against such claims relating to Hoop's bankruptcy proceedings, which could require substantial management time and professional fees. The longer the Hoop wind-down continues, the more likely it is that our vendors and suppliers will lose confidence in our ability to successfully reorganize our businesses and may refuse to deliver merchandise to us on open credit terms. In addition, prolonged continuation of the Hoop wind-down also may make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. Furthermore, so long as the wind-down continues, we will be required to incur substantial costs for professional fees and other expenses associated with the proceedings.

Because we have not held our fiscal 2006 shareholders' meeting, our common stock may be delisted from the Nasdaq Global Select Market, in which event we may suffer adverse business consequences.

        Our common stock is subject to delisting from trading on the Nasdaq Global Select Market. We were notified on February 6, 2008, that the Company is not in compliance with the requirements for continued listing on Nasdaq due to our failure to hold the fiscal 2006 annual meeting of stockholders by February 3, 2008. We expect to hold our annual meeting on June 27, 2008 and have requested that the Nasdaq Listing Qualifications Panel permit the continued listing of our common stock until we hold our annual meeting.

        Pending a decision by the Panel, the Company's common stock will remain listed on The Global Select Market. However, there can be no assurance that the Panel will grant the Company's request for continued listing. If our common stock were delisted, stockholders' ability to quickly sell their shares in a liquid market or obtain the market price for their shares would be significantly impaired or eliminated.

        Following the resignation of an independent member of the Company's Board of Directors in February 2008, the Company has six directors, three of whom are independent directors. As a result of this resignation, the Company's Board is no longer comprised of a majority of independent directors and therefore is not in compliance with Nasdaq Marketplace Rule 4350(c)(1). The Company has until August 2008 to regain compliance to avoid delisting. There can be no assurance that we will find a suitable, qualified candidate to fill the vacancy and regain compliance with the listing standards.

Our failure to timely file required filings with the SEC restricts our ability to file short-form registration statements, which could materially and adversely affect our financial condition and results of operations.

        We have lost for the 12 months following the date we file our proxy statement our status as a "well known seasoned issuer," including the registration advantages associated with such status even though we have become current with our delinquent filings with the SEC. As a result, we will not be able to register any new shares of our securities on certain short-form registration statements under the Securities Act of 1933, as amended (the "Securities Act"), including Form S-3, until we have filed all reports required under the Exchange Act for a continuous period of 12 months. Our inability to register securities on Form S-3 could adversely affect our ability to engage in financing transactions on attractive terms or on an accelerated basis.

Because the trading price of our common stock has significantly declined over the last year, it is possible that one or more parties may seek to acquire the Company. There is no assurance that any proposal to acquire the Company will be made or that a sale of the Company will occur, nor has our Board determined that a sale of the Company is advisable.

        On February 6, 2008, Ezra Dabah, our former CEO, submitted a letter to the Board of Directors of the Company requesting that the Board authorize, pursuant to Section 203 of the Delaware General Corporation Law, Mr. Dabah to enter into one or more agreements with Golden Gate Private Equity, Inc. for the purpose of making a proposal to the Board to acquire the Company's outstanding stock. While the Company may be approached by other parties in addition to Mr. Dabah, there can be no assurance that any proposal to acquire the Company will be made by Mr. Dabah or any other party or as to the terms of any such proposal. At this time, the Board has not waived the provisions of Section 203 of the Delaware General Corporation Law, nor has it made any determination to seek offers for the sale of the Company. However, consistent with its fiduciary duties, the Board has engaged an investment banking firm to act as its financial advisor in undertaking a review of strategic alternatives to improve operations and enhance shareholder value.

        Mr. Dabah and Stanley Silverstein, who is also a member of our Board, and certain members of their families beneficially own a significant percentage of our outstanding common stock. As a result,

Mr. Dabah and Mr. Silverstein have, and will continue to have, significant influence on the election of our directors and on determining the outcome of any matter submitted to a vote of our stockholders for approval.

        In the event that Mr. Dabah, either acting alone or in combination with others, or any other party were to make an offer to acquire the Company, the analysis and any negotiations relating to any such offer will likely require substantial time and attention of the Company's Board and senior management that could distract them from focusing on the Company's business, as well as result in significant expense to the Company. Mr. Dabah has commenced an action in Delaware court to compel us to hold the fiscal 2006 annual meeting and has stated that he may commence a proxy fight to elect one or more directors to our Board. At our annual meeting on June 27, 2008, two classes of directors, which constitutes a majority of our Board, will be up for re-election. The actions taken by Mr. Dabah have required and will continue to require the time and attention of our management and may involve significant expense on the part of the Company.

Although remediated as of February 2, 2008, the material weaknesses in our internal control over financial reporting that we identified as of February 3, 2007 could have resulted in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected on a timely basis in future periods.

        As defined in Rule 13a-15(e) promulgated under the Exchange Act, our management evaluated the design and effectiveness of our internal control over financial reporting as of February 2, 2008 and determined that it was effective. However, management reported three material weaknesses and concluded that our internal control over financial reporting was not effective as of February 3, 2007 in controls over the granting of stock options; controls to ensure adherence to certain policies and procedures surrounding our control environment; and controls over the period-end financial close and reporting process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        During the fourth quarter of 2007, we took remedial actions to address the material weaknesses identified as of February 3, 2007 and concluded that our internal control over financial reporting as of February 2, 2008 was effective. However, if additional material weaknesses in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, and we may be subject to litigation. Any failure to address any additional material weaknesses in our internal control could also adversely affect the results of future management evaluations regarding the effectiveness of our "internal control over financial reporting" that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control deficiencies could also cause investors to lose confidence in our reported financial information.

Changes in comparable store sales results from period to period could have a material adverse effect on the market price of our common stock.

        Numerous factors affect our comparable store sales results, including, among others, merchandise assortment, retail prices, fashion trends, weather conditions, macro-economic conditions, the retail sales environment and our success in executing our business strategy. During fiscal 2007, we reported a comparable store sales increase of 2%, compared to an 11% comparable store sales increase achieved during fiscal 2006. Our monthly comparable store sales results have fluctuated significantly in the past and we anticipate that our monthly comparable store sales will continue to fluctuate in the future, particularly in the current difficult economic climate, which may result in further declines in consumer spending. Moreover, comparable store sales for any particular period may decrease in the future. The investment community often follows comparable store sales results closely and significant fluctuations in these results may affect the price of our common stock. Accordingly, any variations in our comparable store sales results could have a material adverse effect on the market price of our common stock.

Our success depends upon the continuing service and capabilities of our management team. The failure to retain management could have a material adverse effect on our business.

        Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. On September 24, 2007, Ezra Dabah resigned as CEO. Although Mr. Dabah remains our largest shareholder and a member of the Company's Board of Directors, Mr. Dabah's leadership and expertise, and his unique relationships with manufacturers and independent buying agents, were instrumental in our success. On September 26, 2007, the Board appointed Charles Crovitz, a member of our Board of Directors, to serve as Interim CEO. The Board of Directors is currently conducting a search for a permanent CEO. Leadership transitions can be inherently difficult to manage and may cause disruption to our business or further turnover in our workforce or management team. On December 19, 2007, our President, Neal Goldberg, who was responsible for leading The Children's Place business, resigned from the Company. The loss of services of one or more other members of senior management, or the inability to attract additional qualified managers or other personnel, could have a material adverse effect on our business. We are not protected by any key-man or similar life insurance for any of our executive officers.

If we are unable to open and operate new stores successfully, our future operating results will be adversely impacted.

        We anticipate opening approximately 30 The Children's Place stores during fiscal 2008. Our ability to open and operate new stores successfully depends on many factors, including, among others, the availability of suitable store locations, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to successfully integrate new stores into our existing operations, the ability to hire and train store personnel and the ability to recognize and respond to regional and climate-related differences in customer preferences.

        We cannot assure you that we will achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. In fiscal 2007, our total store base grew by 4% compared to 7% during fiscal 2006, and is anticipated to grow at a rate of approximately 3% in fiscal 2008. Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings.

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

Our future operating results and cash flows could be adversely affected by pending litigation.

        On January 17, 2007, a stockholder derivative action was filed against certain current members of the Board and certain current and former senior executives in the United States District Court, District of New Jersey. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of the Company's current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Exchange Act and common law, (iv) caused the Company to issue false and misleading public statements, and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint seeks money damages from the defendants, an accounting for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The defendants have moved to dismiss the action, and on or about June 15, 2007, the plaintiff filed an amended complaint adding, among other things, a claim for securities fraud under SEC rule 10b-5.

        On September 21, 2007 a second stockholder class action was filed against the Company and certain current and former senior executives in the United States District Court, Southern District of New York. This complaint alleges, among other things, that certain of the Company's current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company's stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit. On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives. This complaint alleges, among other things, that certain of the Company's current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company's stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. According to this complaint, more recent disclosures establish the misleading nature of these earlier disclosures. This complaint seeks, among other relief, class certification of the lawsuit, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees. These two actions have been consolidated and the plaintiff filed a consolidated amended class action complaint on February 28, 2008.

        On or about February 21, 2008, a stockholder class action was filed in the Superior Court of New Jersey, Chancery Division, Hudson County against the Company and all of the members of our Board of Directors. In response to the possibility that Ezra Dabah may acquire the Company, the complaint alleges, among other things, that approval of the proposed acquisition would constitute a breach of Mr. Dabah's duty of loyalty and would constitute unfair dealing. The complaint also alleges that the proposed acquisition allegedly does not satisfy the entire fairness standard and none of the Board of Directors can, consistent with their fiduciary duties of care and good faith, approve the proposed acquisition. The complaint seeks, among other things, to permanently enjoin us from approving the proposed acquisition, declaratory judgment, and fees, expenses and costs.

        On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores LLC in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action status on behalf of Ms. Fong and other individuals similarly situated. We filed our answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding a subsidiary of Disney as a defendant. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop's petition for relief filed that same day.

        On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act ("FACTA") and seeks class certification, an award of statutory and punitive damages, attorneys' fees and costs, and injunctive relief. The plaintiff filed an amended complaint on January 25, 2008. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the US Bankruptcy Code by reason of Hoop's petition relief filed that same day.

        The outcome of the above litigations is uncertain; while we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of these matters. Additionally, the above complaints and resulting litigation and other litigations could distract our management and directors from the Company's affairs, the costs and expenses of the litigation could unfavorably affect our financial condition and an unfavorable outcome could adversely affect the reputation of the Company.

An unfavorable result from the informal investigation of the SEC and the U.S. Attorney for the District of New Jersey into our historic stock option granting practices could lead to regulatory or criminal fines and penalties, adverse publicity, and other negative consequences.

        The Division of Enforcement of the SEC is conducting an informal investigation into the Company's historic stock option practices, as is the Office of the U.S. Attorney for the District of New Jersey. We have cooperated with these investigations and have briefed both authorities on the results of the Special Committee's investigation. There have been no developments in these matters since that time. We cannot provide assurance that the Company will not be subject to adverse publicity, regulatory or criminal fines or penalties, as well as other sanctions or other contingent liabilities or adverse customer reactions in connection with this matter.

Because we use foreign manufacturers, an unaffiliated manufacturer's failure to comply with acceptable labor practices could have an adverse effect on our business.

        Our business is subject to the risks generally associated with purchasing from foreign countries, particularly China, from where approximately 54% (47% as it relates specifically to The Children's Place brand) of our merchandise is imported. Some of these risks are foreign governmental regulations, political instability, currency and exchange risks, quotas on the amounts and types of merchandise which may be imported into the United States and Canada from other countries, pressures from non-governmental organizations, disruptions or delays in shipments and changes in economic conditions in countries in which our manufacturing sources are located. Recent media scrutiny and well-publicized failures of the safety of a wide range of imported products manufactured in China may lead consumers to avoid such goods. We cannot predict the effect that such factors will have on our business arrangements with foreign manufacturing sources. If any of these factors rendered the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources ceased doing business with us for any reason, our business could be materially adversely affected. Our business is also subject to the risks associated with changes in U.S. and Canadian legislation and regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. Such changes or other changes or restrictions with regard to China could have a material adverse impact on our business. We cannot predict whether such changes or other charges or restrictions will be imposed upon the importation of our products in the future.

        We require our independent manufacturers to operate in compliance with applicable laws and our internal requirements, some of which are mandated by our License Agreement. While our purchasing guidelines promote ethical business practices, we do not control these manufacturers or their labor practices. Any violation of labor or other laws by one of the independent manufacturers we use or any divergence of an independent manufacturer's labor practices from standards mandated by our License Agreement or those generally accepted as ethical in the United States and Canada could have a material adverse effect on our business.

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

Because we operate certain stores outside the United States and purchase most of our products overseas, some of our revenues, product costs and other expenses are subject to foreign economic risks.

        We have operations in Canada and Puerto Rico. We cannot assure you that we will be able to address in a timely manner the risks of operating stores in countries outside the U.S. such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements.

        While our business is primarily conducted in U.S. dollars, we purchase substantially all of our products overseas, and the cost of these products may be affected by changes in the values of the relevant currencies. The recent substantial decline in the value of the U.S. dollar has caused our expenses to rise and may have an even greater impact on us in the future. To date, we have not significantly hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Foreign currency fluctuations could have a material adverse effect on our business and results of operations.

Disruptions in receiving and distribution could have a material adverse effect on our business.

        Our merchandise is shipped directly from manufacturers through freight consolidators to our distribution and fulfillment centers. Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and our effective management of our distribution facilities and capacity. Furthermore, it is possible that events beyond our control, such as a military action, strike, natural disaster or other disruption, could result in delays in delivery of merchandise to our stores. Any such event could have a material adverse effect on our business.

We face significant competition in the retail industry, which could impact our ability to compete successfully against existing or future competition.

        The children's apparel, toy and media retail markets are highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.); The Gymboree Corporation; Too, Inc.; Babies "R" Us and Toys "R" Us (each of which is a division of Toys "R" Us, Inc.); J.C. Penney Company, Inc.; Sears (a division of Sears Holdings Corporation); Kohl's and other department stores, as well as discount stores such as Wal-Mart Stores, Inc.; Target Corporation; and K-Mart (a division of Sears Holdings Corporation). In addition, the Company's new store-within-a-store shoe store competes with well-known national retailers such as Stride Rite and Payless as well as smaller shoe retailers. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing and other resources than we have. We cannot assure you that we will be able to continue to compete successfully against existing or future competition.

We depend on our relationships with unaffiliated manufacturers and independent agents.

        We do not own or operate any manufacturing facilities, and therefore, are dependent upon independent third parties for the manufacture of all of our products. Our products are currently manufactured to our specifications, pursuant to purchase orders, by approximately 300 independent manufacturers located primarily in Asia. In addition, in fiscal 2007, we sourced approximately 54% (47% as it relates specifically to the Children's Place brand) of our merchandise from China. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. In addition, we have no formal written agreement with a Hong Kong-based trading company through which we purchased approximately 13% of our products in fiscal 2007. We purchase merchandise through a Hong Kong-based trading company using negotiated purchase orders. We also purchased approximately 16% of our products in fiscal 2007 through the support of a single agent in Taiwan, which has an exclusive arrangement with us, but is not obligated to sell exclusively to us. Although we believe that we have established close relationships with our trading company, independent agents and principal manufacturers, the inability to maintain such relationships or to find additional sources to support future growth could have a material adverse effect on our business.

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

        Certain provisions of our Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and Amended and Restated By-laws (the "By-laws") may have anti-takeover effects and discourage, delay or prevent a takeover attempt that a stockholder might consider in the stockholder's best interest. These provisions, among other things:

  •
  Classify our Board into three classes, each of which will serve for different three year periods (provided that because we will elect two classes of directors at our annual meeting on June 27, 2008, which constitutes a majority of our Board, the anti-takeover effect of this provision is diminished);

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

  •
  Establish certain advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings; and

  •
  Require a vote of the holders of more than three quarters of the shares entitled to vote in order to amend the foregoing provisions and certain other provisions of the Certificate of Incorporation and By-laws.

        In addition, the Board, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock. Moreover, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, as amended, which would require a two-thirds vote of stockholders for any business combination (such as a merger or sales of all or substantially all of our assets) between The Children's Place Retail Stores, Inc. and an "interested stockholder," unless such transaction is approved by a majority of the disinterested directors or meets certain other requirements. On February 6, 2008, Mr. Dabah submitted a letter to the Board of Directors of the Company requesting that the Board authorize, pursuant to Section 203, Mr. Dabah to enter into one or more agreements with Golden Gate Private Equity, Inc. for the purpose of making a proposal to the Board to acquire the Company's outstanding stock. The Board has not waived the application of Section 203. The existence of these provisions, which inhibit or discourage takeover attempts, could reduce the market value of our common stock.

We are sensitive to economic, regional and other business conditions, which could adversely affect our future operating results and cash flows.

        Our business is sensitive to customers' spending patterns which are subject to prevailing regional and national economic conditions such as consumer confidence, recession, interest rates, energy prices and taxation. The current difficult economic climate has had, and is expected to continue to have, an impact on consumer confidence and spending, which could result in lower sales at our stores. We are, and will continue to be, susceptible to changes in national and regional economic conditions, weather conditions, demographics, hourly wage legislation, consumer preferences and other regional factors.

Recalls and post-manufacture repairs of our products and/or product liability claims against our products could harm our reputation, increase costs or reduce sales.

        We are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and our products could be subject to involuntary recalls and other actions by these authorities. Concerns about product safety, including but not limited to concerns about those manufactured in China or other developing countries, where substantially all of our merchandise is manufactured, may lead us to recall selected products, either voluntarily, or at the direction of a governmental authority. Product safety concerns, recalls, defects or errors could result in the rejection of our products by customers, damage to our reputation, lost sales, product liability litigation and increased costs, any of which could harm our business.

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

Our profitability could be adversely affected if we are unable to successfully negotiate acceptable lease terms.

        We generally lease our stores for an initial term of ten years. Our operating results and cash flows could be adversely affected if we are unable to continue to negotiate acceptable lease and renewal terms. Additionally, due to the Hoop bankruptcy filings and the number of common landlords, our ability to negotiate acceptable lease terms for The Children's Place business may be negatively impacted.

Because of conditions impacting our quarterly results of operations, including seasonality and other factors, our quarterly results fluctuate.

        As is the case with many retailers, we experience seasonal fluctuations in our net sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. For example, in fiscal 2007, 22%, 20%, 27% and 31% of our consolidated net sales occurred in the first, second, third and fourth quarters, respectively. In fiscal 2006 and fiscal 2007, we experienced second quarter losses. It is likely that we will continue to experience second quarter losses in future periods. It is also possible that we could experience losses in other quarters. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales at The Children's Place. Our fourth quarter results are heavily dependent upon sales during the holiday season.

        Our quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including overall macro-economic conditions, the timing of new store openings and related pre-opening and other start-up costs, net sales contributed by new stores, increases or decreases in comparable store sales, weather conditions, shifts in the timing of certain holidays, changes in our merchandise mix and pricing strategy. Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year, as we experienced in fiscal 2007, would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. In addition, because our expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in our net income.

The volatility of our stock price could adversely affect the market price of our common stock.

        Our common stock, which is quoted on the Nasdaq Global Select Market, has experienced and is likely to experience significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, our comparable store sales results, announcements by other retailers, the overall economy, the geopolitical environment and the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Legislative actions and new accounting pronouncements could result in us having to increase our administrative expenses to remain compliant.

        In order to comply with the Sarbanes-Oxley Act of 2002 and any subsequent guidance that may come from the Public Company Accounting Oversight Board ("PCAOB"), future changes in listing standards by Nasdaq, or future accounting guidance or disclosure requirements by the SEC, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which could cause our general and administrative expenses to increase. Proposed changes in the accounting rules, including legislative and other proposals could increase the expenses we report under U.S. GAAP and affect our operating results.

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

ITEM 1B.—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.—PROPERTIES

        As of February 2, 2008 we supported both The Children's Place stores and Disney Stores with a leased 525,000 square foot distribution center in South Brunswick Township, New Jersey; a leased 250,000 square foot distribution center in Ontario, California; a leased 95,000 square foot distribution center in Ontario, Canada; and an owned 700,000 square foot distribution center in Ft. Payne, Alabama, which we opened in August 2007 to support projected growth at both brands. Our distribution centers utilize automated warehouse systems, which employ radio frequency technology and automated conveyor systems. In addition, we lease our approximately 150,000 square foot fulfillment center in Secaucus, New Jersey to support our Internet business. We operate our headquarters in Secaucus, New Jersey and Pasadena, California, as well as other leased facilities to support warehousing and administrative office needs. We also lease offices in Hong Kong, Shanghai and New Delhi to capitalize on new and existing sourcing opportunities and monitor product quality.

        We lease all of our existing store locations, with the store lease terms expiring through 2023. The average unexpired store lease term for The Children's Place and Disney Store is 4.9 and 5.0 years, respectively. The leases for most of our existing stores are for initial terms of 10 years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. Leases for future stores will likely include similar contingent rent provisions.

ITEM 3.—LEGAL PROCEEDINGS

        On September 29, 2006, the Division of Enforcement of the SEC informed us that it had initiated an informal investigation into our stock option granting practices. In addition, the Office of the U.S. Attorney for the District of New Jersey advised us that it had commenced an investigation into the same matter. We have cooperated with these investigations and have briefed both authorities on the results of the Special Committee's investigation. There have been no developments in these matters since that time.

        On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of our Board and certain current and former senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of our current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Exchange Act and common law, (iv) caused the Company to issue false and misleading public statements, and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint seeks money damages from the defendants, an accounting for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The defendants have moved to dismiss the action, and on or about June 15, 2007, the plaintiff filed an amended complaint adding, among other things, a claim for securities fraud under SEC rule 10b-5. On February 4, 2008, the plaintiff filed a second amended complaint adding additional defendants and claims.

        On September 21, 2007 a second stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain current and former senior executives. The complaint alleges, among other things, that certain of the Company's current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company's stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit. On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives. The complaint alleges, among other things, that certain of the Company's current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company's stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. According to the complaint, more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks, among other relief, class certification of the lawsuit, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees. These two actions have been consolidated and the plaintiffs filed a consolidated amended class action complaint on February 28, 2008.

        On or about February 21, 2008, a stockholder class action was filed in the Superior Court of New Jersey, Chancery Division, Hudson County against the Company and all of the members of our Board of Directors. In response to the possibility that Ezra Dabah may acquire the Company, the complaint alleges, among other things, that approval of the proposed acquisition would constitute a breach of Mr. Dabah's duty of loyalty and would constitute unfair dealing. The complaint also alleges that the proposed acquisition allegedly does not satisfy the entire fairness standard and none of the Board of Directors can, consistent with their fiduciary duties of care and good faith, approve the proposed acquisition. The complaint seeks, among other things, to permanently enjoin us from approving the proposed acquisition, declaratory judgment, and fees, expenses and costs.

        The outcome of these stockholder litigations is uncertain; while we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of these matters. The litigations could distract our management and directors from the Company's affairs, the costs and expenses of the litigations could unfavorably affect our financial condition and an unfavorable outcome could adversely affect the reputation of the Company.

        On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores LLC in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action status on behalf of Ms. Fong and other individuals similarly situated. We filed our answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding a subsidiary of Disney as a defendant. We believe we have meritorious defenses to the claims. The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims and will defend ourselves vigorously; we cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop's petition for relief filed that same day.

        On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act ("FACTA") and seeks class certification, an award of statutory and punitive damages, attorneys' fees and costs, and injunctive relief. The plaintiff filed an amended complaint on January 25, 2008. The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims and will defend ourselves vigorously, we cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter. Effective as of

March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the US Bankruptcy Code by reason of Hoop's petition relief filed that same day.

        On or about February 15, 2005, Michael Scott Smith, a former co-sales manager for The Children's Place in the San Diego district, filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action on behalf of Mr. Smith and other individuals similarly situated. On October 19, 2007, the Company entered into a class action settlement with the plaintiff's counsel and signed a memorandum of understanding providing for, among other things, a maximum total payment of $2.1 million, inclusive of attorneys' fees, costs and expenses, service payments to the class representative and administration costs, in exchange for a full release of all claims and dismissal of the lawsuit. The court granted preliminary approval of the settlement on November 29, 2007 in the amount of $1.6 million and set a hearing for final approval of the settlement on March 28, 2008.

        On February 21, 2008, Ezra Dabah filed an action against the Company in the Court of Chancery of the State of Delaware requesting that the Court compel us to hold an annual meeting of stockholders within 45 days from the filing of the action and seeking costs and fees associated with the action. On March 25, 2008, Mr. Dabah's claims were denied by the Court.

        In addition, we are involved in various legal proceedings arising in the normal course of our business. In the opinion of management, based on the claims asserted at this time, it is unlikely that any ultimate liability arising out of such proceedings will have a material adverse effect on our financial condition.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the Nasdaq under the symbol "PLCE." The following table sets forth the range of high and low sales prices on the Nasdaq of our common stock for the fiscal periods indicated.

	High	Low
2007
First Quarter	$58.89	$49.49
Second Quarter	57.89	31.04
Third Quarter	35.43	20.56
Fourth Quarter	30.73	14.92

2006
First Quarter	$62.98	$42.33
Second Quarter	67.70	51.67
Third Quarter	71.37	53.45
Fourth Quarter	71.81	52.16

        On March 31, 2008, the last reported sale price of our common stock was $24.56 per share, the number of holders of record of our common stock was approximately 105 and the number of beneficial holders of our common stock was approximately 7,700.

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

ITEM 6.—SELECTED FINANCIAL DATA

        The following table sets forth certain historical financial and operating data for The Children's Place Retail Stores, Inc. and subsidiaries. The selected historical financial data is qualified by reference to, and should be read in conjunction with, Item 7.—Management's Discussion and Analysis of

Financial Condition and Results of Operations, and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended(1)
Statement of Operations Data (in thousands, except per share data):	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005(2)	January 31, 2004
Net sales	$2,162,559	$2,017,713	$1,668,736	$1,157,548	$797,938
Cost of sales	1,364,096	1,189,300	1,008,722	705,422	476,884

Gross profit	798,463	828,413	660,014	452,126	321,054
Selling, general and administrative expenses	698,590	625,490	513,994	336,610	238,177
Asset impairment charges(3)	96,851	17,066	244	164	448
Other costs(4)	12,020	761
Depreciation and amortization	79,700	65,701	52,886	49,049	46,251

Operating income (loss)	(88,698)	119,395	92,890	66,303	36,178
Interest income (expense), net	(53)	3,933	563	(22)	255

Income (loss) before income taxes (benefit) and extraordinary gain	(88,751)	123,328	93,453	66,281	36,433
Provision (benefit) for income taxes	(29,184)	35,938	35,149	25,905	13,851

Income (loss) before extraordinary gain	(59,567)	87,390	58,304	40,376	22,582
Extraordinary gain, net of taxes(5)	—	—	1,665	273	—

Net income (loss)	$(59,567)	$87,390	$59,969	$40,649	$22,582

Diluted income (loss) per common share before extraordinary gain	$(2.05)	$2.92	$2.03	$1.47	$0.84
Extraordinary gain, net of taxes(5)	—	—	0.06	0.01	—

Diluted net income (loss) per common share	$(2.05)	$2.92	$2.09	$1.48	$0.84

Diluted weighted average common share outstanding	29,090	29,907	28,687	27,545	27,042
Selected Operating Data:
Number of stores open at end of period	1,239	1,194	1,119	1,056	691
Comparable store sales increase(2)(6)	2%	11%	9%	16%	4%
Average net sales per store(2)(7)	$1,716	$1,707	$1,501	$1,344	$1,159
Average square footage per store(8)	4,741	4,590	4,562	4,591	4,472
Average net sales per gross square foot(2)(9)	$368	$372	$329	$300	$262
Balance Sheet Data (in thousands) (as restated):
Working capital(10)	$200,381	$282,049	$230,052	$178,956	$116,589
Total assets(11)	997,537	936,985	758,170	614,067	415,548
Long-term debt	—	—	—	—	—
Stockholders' equity	472,233	521,787	395,650	303,124	248,182

(1)
All references to our fiscal years refer to the 52- or 53-week year ended on the Saturday nearest to January 31 of the following year. For example, references to fiscal 2007 mean the fiscal year ended February 2, 2008. All periods presented were 52-week years, except for fiscal 2006 which was a 53-week year.

(2)
The statement of operations data for fiscal 2004 includes ten weeks of Disney Stores' operations from their acquisition on November 21, 2004.

(3)
Asset impairment charges represent the write down of fixed assets to fair value. In fiscal 2007, we recorded $96.9 million in asset impairment charges, including $80.3 million in impairments related to our decision to exit the Disney Store business, $14.8 million in impairments related to the our decision to cease construction on our Emerson Lane administrative office building, and $1.8 million of impairment related to 12 underperforming stores. In fiscal 2006, we recorded $17.1 million in asset impairment charges, including $9.6 million in impairments at 29 of our Mickey prototype stores, $7.1 million in disposals of property and equipment resulting primarily from our decisions not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with our decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website, and $0.4 million of impairment at five underperforming stores. We impaired fixed assets in underperforming stores in one store each year in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

(4)
Other costs include $6.1 million in costs associated primarily with the cancellation of the Disney Store remodeling program and $5.9 million in lease exit costs related to our decision not to proceed with the construction of the Emerson Lane administrative office building. (See Note 1-in the Consolidated Notes to the Financial Statements).

(5)
The extraordinary gain represents the fair value of net assets acquired in excess of the purchase price paid for the DSNA Business, after all long-lived assets were written off.

(6)
We define comparable store sales as net sales from stores that have been open for at least 14 full months and that have not been substantially remodeled during that time. The Disney Stores entered our comparable store sales base in fiscal 2006.

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

(10)
Working capital is calculated by subtracting the Company's current liabilities from its current assets.

(11)
Total assets reflect a reclassification of the Company's cash disbursement account overdraft balance from accounts payable to cash to the extent a right of offset exists for fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003. This reclass reduced total assets by $2.5 million, $5.8 million, $3.8 million and $1.3 million in fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our audited financial statements and notes thereto included in "Item 15.—Exhibits and Financial Statement Schedules." The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A—Risk Factors."

        As described in "Item 1. Business—Recent Developments, "and "Recent Developments," the Company has determined to exit the Disney Store business. In an effort to facilitate understanding of our financial condition and results of operations, as well as the Company's audited financial statements and notes thereto, included in this Annual Report on Form 10-K for fiscal 2007, we have included a discussion of the Disney Store business, as such business was part of our Company during fiscal 2007. For fiscal 2008, the Disney Store business will be classified as "discontinued operations."

OVERVIEW

        The Company is a leading specialty retailer of children's merchandise. We design, contract to manufacture and sell high-quality, value-priced merchandise under our proprietary "The Children's Place" and licensed "Disney Store" brand names. As of February 2, 2008 we owned and operated 904 The Children's Place stores and 335 Disney Stores across North America and Internet stores at www.childrensplace.com and www.disneystore.com.

        Net sales in fiscal 2007 increased $145 million, or 7%, to $2.163 billion, compared to net sales of $2.018 billion reported in fiscal 2006. During fiscal 2007, net sales from our The Children's Place business increased $114.9 million, an 8% increase over fiscal 2006. In addition, net sales from our Disney Store business increased $30.0 million, a 5% increase over fiscal 2006. Consolidated comparable store sales increased 2% as compared to the 11% comparable store sales increase reported in fiscal 2006. During fiscal 2007, comparable store sales of The Children's Place brand increased 3% compared to a 10% increase in fiscal 2006. During fiscal 2006, comparable store sales of the Disney Store brand were flat compared to a 14% increase in fiscal 2006. We define comparable store sales as net sales from stores that have been open at least 14 full months and that have not been substantially remodeled during that time. We opened 54 The Children's Place stores in fiscal 2007, and closed 16 stores. At the Disney Store, we opened 15 new stores, remodeled seven stores and closed eight stores in fiscal 2007.

        Based on information from NPD Group, a consumer and retail market research firm, we believe our market share of children's apparel for The Children's Place brand increased to 3.8% in fiscal 2007 from 3.7% in fiscal 2006.

        During fiscal 2007, we reported a net loss of $59.6 million, or $2.05 per diluted share as compared to net income of $87.4 million, or $2.92 per diluted share, in fiscal 2006. During fiscal 2007, the following factors significantly impacted our business:

  •
  Our merchandise assortments did not resonate with our customers, particularly at The Children's Place business;

  •
  Overall, our inventory levels were too high at both businesses. Disney Store inventory levels were also negatively impacted by delays in store openings;

  •
  Our expense structure and capital spending levels were too high and were not reflective of a value-oriented business;

  •
  The economic environment was more challenging than expected;

  •
  Our obligations under the License Agreement, as modified by the August 2007 Refurbishment Amendment (the "Refurbishment Amendment") were particularly challenging given the economic environment and required a significant amount of capital investment to remain in compliance; and

  •
  At the Disney Store, our operating results in the fourth quarter were negatively impacted by late merchandise deliveries and a lack of customer enthusiasm for toys during the holiday season.

        Our fiscal 2007 net loss included:

  •
  Approximately $96.9 million in asset impairment charges, comprised of $80.3 million in impairments related to our decision to exit the Disney Store business, $14.8 in impairments related to our decision to cease construction of our planned new corporate headquarters, and $1.8 million of impairment related to 12 underperforming The Children's Place stores (refer to Note 4—Property and Equipment in the accompanying consolidated financial statements for more information).

  •
  Approximately $12.0 million in other costs were comprised of $6.1 million in costs associated primarily with the cancellation of the Disney Store remodeling program and $5.9 million reflects costs to exit the previously mentioned corporate headquarters.

  •
  Approximately $10.5 million for the Disney Store "maintenance refresh" program and accelerated depreciation of the Mickey Stores. The "maintenance refresh" program approximated $6.9 million and accelerated depreciation of the Mickey Stores approximated $3.6 million. We accelerated depreciation for certain Mickey Stores assets, which we determined would be disposed at the time of their scheduled renovation.

  •
  Approximately $11.7 million in charges associated with the stock option and special investigations, before income tax effects, including approximately:

  •
  $7.2 million in legal and professional fees;

  •
  $2.3 million in stock-based compensation charges for recipients who have not been able to exercise options due to the suspension of option exercise activity (approximately $2.2 million recorded in selling, general and administrative expenses and approximately $0.1 million recorded in cost of goods sold);

  •
  $1.3 million in incremental external audit fees: and

  •
  $0.9 million in tender offer costs to re-price certain stock options granted to non-executive officers.

  •
  Approximately $6.1 million in additional taxes since we determined that we were no longer permanently invested in Hong Kong for tax purposes.

  •
  Approximately $4.7 million in severance costs associated with the resignation of our former CEO and former president of The Children's Place business.

  •
  Approximately $2.2 million in costs incurred in conjunction with our strategic alternative initiatives.

        During fiscal 2007 our gross margin, as a percentage of net sales, eroded by approximately 420 basis points due primarily to increased markdowns. Significant markdowns were required to sell inventory that we purchased anticipating a higher comparable store sales increase than we experienced and to sell merchandise that did not resonate with our customers, particularly at The Children's Place brand and higher inventory levels at the Disney Stores due to delays in the receipt of holiday toy merchandise and delays in our planned new store openings.

        In June 2007, we amended our credit facilities with Wells Fargo and our other senior lenders to better support the capital needs of our business and reduce the fees associated with our borrowings. Refer to Note 5—Credit Facilities in the accompanying consolidated financial statements for additional information regarding amendments to our credit facilities.

        During August 2007, we entered into the Refurbishment Amendment to our License Agreement with Disney, which superseded the provisions of the original License Agreement relating to required remodeling of Disney Stores with new provisions regarding store renovation and maintenance through fiscal 2011. Our Board of Directors authorized us to invest $175 million over this five year period to the Disney Store renovation program. As of February 2, 2008, we believe we were in compliance with our obligations under the Refurbishment Amendment. During January 2008, the Company suspended work with respect to its store opening, remodeling and maintenance refresh obligations under the Refurbishment Amendment for fiscal 2008 due to its decision to exit the Disney Store business.

        In October 2007, our Board and management embarked on a review of strategic alternatives, assessing a wide variety of options to improve our business and competitive position, including, but not limited to, opportunities for organizational and operational improvement, a possible recapitalization, or other transactions. (see "—Liquidity and Capital Resources—Estimated Costs to Exit the Disney Store Business" for further discussion of the costs estimated to exit the Disney Store business).

        After a thorough review of the operation of the Disney Store business, its potential for earnings growth, its capital needs and its ability to fund such needs from its own resources, we announced on March 20, 2008 that we have decided to exit the Disney Store business (see "—Liquidity and Capital Resources—Estimated Costs to Exit the Disney Store Business" for a further discussion of the costs estimated to exit the Disney Store business).

        Further, we are taking the following strategic actions in fiscal 2008:

  •
  Reduce our shared service workforce by approximately 80 positions in conjunction with our exit of the Disney Store in addition to the approximately 50 open positions that we do not plan to fill. We expect this reduction to cost approximately $1.5 million to $2.0 million in the first quarter of 2008 primarily for severance related to this work force reduction.

  •
  Reduce our fiscal 2008 capital expenditure budget to a range of $65 million to $75 million due to our exit from the Disney Store business and our decision not to proceed with our planned corporate headquarters. We plan to open 30 new stores for the Children's Place during fiscal 2008.

  •
  Reduce our overall inventory position. Given the lead time of our inventory buys, we expect that we will be able to partially impact our Summer 2008 buys and fully impact the 2008 back-to-school buy.

RECENT DEVELOPMENTS

        In October 2007, our Board and management embarked on a review of strategic alternatives, assessing a wide variety of options to improve our business and competitive position, including, but not limited to, opportunities for organizational and operational improvement, a possible recapitalization, or other transactions. After a thorough review of the operation of the Disney Store business, its potential for earnings growth, its capital needs and its ability to fund such needs from its own resources, we announced on March 20, 2008 we have decided to exit the Disney Store business. Reflecting our decision to exit the Disney Store business, we recognized a pre-tax asset impairment charge of $80.3 million in the fourth quarter of fiscal 2007.

        Unrelated to our decision to exit the Disney Store business, Hoop recently received notices of several material breaches under the License Agreement. Hoop believes it has cured some of the asserted breaches and intends to cure or to assert defenses to the other asserted breaches.

        On March 26, 2008, Hoop Holdings, LLC, Hoop Retail Stores, LLC and Hoop Canada Holdings, Inc. each filed a voluntarily petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case Nos. 08-10544, 08-10545, 08-10546), and Hoop Canada, Inc. filed for protection pursuant to the CCAA in the Ontario Superior Court of Justice (Commercial List) on March 27, 2008. The Hoop entities currently manage, and will continue to manage, their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the US Bankruptcy Court or Canadian Bankruptcy Court, as applicable, and in accordance with the applicable provisions of the Bankruptcy Code or the CCAA, as applicable.

        As a result of the Filings, Hoop's obligations under various agreements may be accelerated. Further, we have provided notice that we are discontinuing the Guaranty and Commitment Agreement and on March 28, 2008, Disney sent us notice that it disputes the validity of the discontinuance. Valid discontinuance will constitute an event of default under the Guaranty and Commitment Agreement. The Filings also constituted an event of default under the Guaranty and Commitment Agreement. Under the Guaranty and Commitment Agreement, we had agreed to guarantee Hoop's royalty payments and other obligations to TDSF, subject to a maximum guaranty liability of $25 million, plus expenses. In addition, we made an initial investment of $50 million to Hoop and agreed to invest, under certain conditions, up to an additional $50 million to ensure Hoop's ability to pay its obligations under its license agreement with TDSF and to fund Hoop's operating losses. On March 18, 2008, we made a capital contribution to Hoop of approximately $8.3 million in cash.

        As a result of the Filings, outstanding indebtedness, in the amount of approximately $9.3 million, under the Amended Hoop Loan Agreement will be frozen and capped as of the March 26, 2008. In order to fund the bankruptcy proceedings and all projected working capital needs and subject to US Bankruptcy Court approval, Hoop entered into a Debtor-In-Possession Loan and Security Agreement, dated March 26, 2008, as described in "—Liquidity and Capital Resources—Credit Facilities—Amended Hoop Loan Agreement."

        In addition, the bankruptcy proceedings may give rise to other material obligations of the Company and exit costs as discussed in this Annual Report on Form 10-K.

        In connection with the Filings, Hoop intends to pursue the transfer of a substantial portion of the Disney Store business and assets to Disney through the Private Sale, subject to court approval. In connection with the proposed Private Sale, the Hoop entities filed motions for orders that grant authority to sell their assets to Disney pursuant to section 363 of the Bankruptcy Code (and a similar provision under the CCAA) and that request the courts to set a hearing date for the proposed Private Sale.

        The proposed Private Sale would be subject to the satisfaction of certain conditions, including approval of the US Bankruptcy Court and Canadian Bankruptcy Court, and would be targeted for completion by April 30, 2008. We continue to expect the pre-tax cash costs to exit the Disney Store business to be within the previously stated range of $50 million to $100 million, payable over a period of time, including estimated severance and other employee costs for the Company's employees servicing Hoop, professional fees and other costs we may incur during the Hoop bankruptcy cases, as well as claims that might be asserted against us in the bankruptcy proceedings.

        In the event of a transfer of all or a portion of the Disney Store business to Disney during the ongoing bankruptcy proceedings and subject to the satisfaction of other conditions, we would be released from liabilities and claims that have been or might be asserted by Disney, including those described above.

CRITICAL ACCOUNTING POLICIES

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reported period. Actual results could differ from our estimates. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating the financial results contained in this Annual Report on Form 10-K for fiscal 2007 include the following:

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

        Our policy with respect to gift cards is to record revenue as gift cards are redeemed for merchandise. Prior to their redemption, unredeemed gift cards for The Children's Place business are recorded as a liability, included within accrued expenses and other current liabilities. We recognize income from gift cards that are not expected to be redeemed based upon an extended period of dormancy, where statutorily permitted. For the Disney Store, we act as an agent on behalf of a subsidiary of The Walt Disney Company for gift cards sold to customers. Therefore, we do not record a customer gift card liability for the Disney Store. However, we recognize a trade payable to Disney for the net purchase of Disney gift cards.

        We offer a private label credit card to our The Children's Place customers that provides a discount on future purchases once a minimum annual purchase threshold has been exceeded. We estimate the future discounts to be provided based on history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. We defer a proportionate amount of revenue from customers based on an estimated value of future discounts. We recognize such deferred revenue as future discounts are taken on sales above the minimum. We accomplish this by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege. Our private label customers must earn the discount privilege on an annual basis and this privilege expires at our fiscal year end. Accordingly, deferred revenue related to that fiscal year is recognized by the end of that fiscal year. We commenced our 2008 private label program in January 2007 and accordingly, we recognized $0.4 million in deferred revenue at February 2, 2008.

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

        Equity Compensation—Effective January 29, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. In applying SFAS 123(R), we use the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of the Company's common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in our financial statements. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding, but not yet vested, as of the effective date. Prior to January 29, 2006, we accounted for stock option grants under the recognition and measurement provisions of APB 25 and related interpretations.

        Prior to fiscal 2006, equity compensation for key management consisted only of stock option awards. Upon consideration of several factors in fiscal 2006, including the anticipated impact of SFAS 123(R), we also began awarding senior management performance share awards ("Performance Awards") which, if earned, would be satisfied by the issuance of shares of common stock ("Performance Shares"). During fiscal 2007, we began to award key management deferred stock awards and restricted stock awards.

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

        Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure and purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as director's and officer's liability, vehicle liability and employee medical benefits. We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. While we believe that our risk assessments are appropriate, to the extent that future occurrences and claims differ from our historical experience, additional charges for insurance may be recorded in future periods.

        Accounting for Acquisitions—The acquisition of the DSNA Business was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations" ("SFAS 141"). As such, we analyzed the fair value of identified tangible and intangible assets acquired and liabilities assumed, and determined the excess of fair value of net assets acquired over cost. This excess was recorded as an extraordinary gain in fiscal 2005 and fiscal 2004.

        Impairment of Assets—We periodically review our assets when events indicate that their carrying value may not be recoverable. Such events include a history of cash flow losses or a future expectation that we will sell or dispose of an asset significantly before the end of its previously estimated useful life. We periodically evaluate each store's performance and compare the carrying value of each location's fixed assets, including leasehold improvements and fixtures, to its projected cash flows. An impairment loss is recorded if the projected future cash flows related to the assets are insufficient to recapture the net book value of the assets. To the extent our estimates of future cash flows vary from actual results, additional impairment charges may be recorded in future periods.

        Income Taxes—We compute income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between financial statement and income tax bases of assets and liabilities. Temporary differences result primarily from depreciation and amortization differences for book and tax purposes and the non-deductibility of certain reserves and accruals for tax purposes. In assessing the need for a valuation allowance, management considers all available evidence including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. When we change our determination of the amount of deferred tax assets that can be realized, a valuation allowance is established or adjusted with a corresponding impact to income tax expense in the period in which such determination is made.

        We recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense.

        We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48) on February 4, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Footnote 11, "Income Taxes," for additional information, including the effects of adoption on our consolidated financial statements.

Newly Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. We do not expect the adoption of SFAS 157 will have a material effect on our consolidated balance sheets and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We do not expect the adoption of this statement will have a material effect on our consolidated balance sheets and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business or a gain from a bargain purchase and determines what information to disclose to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS 141R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS 141R to have an impact on its consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., "basis points"). For example, our selling, general and administrative expenses increased approximately 130 basis points to 32.3% of net sales during the fiscal year ended February 2, 2008 from 31.0% during the fiscal year ended February 3, 2007. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., "leveraging"), the more efficiently we have utilized the investments we have made in our business.

Conversely, if our costs grow at a faster pace than our sales (i.e., "de-leveraging"), we have less efficiently utilized the investments we have made in our business.

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.1	58.9	60.4

Gross profit	36.9	41.1	39.6
Selling, general and administrative expenses	32.3	31.0	30.8
Asset impairment charge	4.5	0.8	—
Other costs	0.6	—	—
Depreciation and amortization	3.7	3.3	3.2

Operating income (loss)	(4.1)	5.9	5.6
Interest income (expense), net	—	0.2	—

Income (loss) before income taxes	(4.1)	6.1	5.6
Provision (benefit) for income taxes and extraordinary gain	(1.3)	1.8	2.1

Income (loss) before extraordinary gain	(2.8)	4.3	3.5
Extraordinary gain, net of taxes	—	—	0.1

Net income (loss)	(2.8)%	4.3%	3.6%

Number of stores, end of period	1,239	1,194	1,119

Table may not add due to rounding.

Year Ended February 2, 2008 Compared to Year Ended February 3, 2007

        Net sales increased $144.9 million, or 7%, to $2.163 billion during fiscal 2007 from $2.018 billion during fiscal 2006. Since fiscal 2006 was a 53-week year, with the extra week contributing approximately $29.5 million in net sales, fiscal 2007 net sales increased approximately $174.4 million on a comparable 52-week basis. Sales for fiscal 2007 were comprised of $1.520 billion from The Children's Place business, an 8% increase over the $1.405 billion reported in fiscal 2006 and $642.2 million in sales from the Disney Store business, a 5% increase over the $612.3 million reported in fiscal 2006. Consolidated comparable store sales increased 2% as compared to an 11% comparable store sales increase in fiscal 2006 and contributed $32.6 million to our net sales increase in fiscal 2007. Net sales from our new stores, as well as other stores that did not qualify as comparable stores, increased our sales by $143.2 million. Our closed stores partially offset our consolidated sales increase by approximately $1.4 million. During fiscal 2007, our consolidated comparable store sales increase was attributable to a 2% increase in the number of comparable store sales transactions. Our average dollar transaction size was comparable to fiscal 2006. Comparable store sales increased 3% for The Children's Place business as compared to a 10% comparable store sales increase in fiscal 2006. Disney Stores reported flat comparable store sales, as compared to a 14% comparable store sales increase in fiscal 2006.

        Our 3% comparable store sales increase for The Children's Place business was primarily the result of a 4% increase in the number of comparable store sales transactions, partially offset by a 1% decrease in our average dollar transaction size. Our lower dollar transaction size was driven primarily by lower average retail prices, offset partially by an increase in the number of items sold in each transaction, reflecting the increased markdowns we took to clear inventory. During fiscal 2007, we achieved our strongest comparable store sales increases at The Children's Place business in the Metro

NY, Canada, Rocky Mountain and Southwest regions, partially offset by low single-digit comparable store sales decreases in the Southeast and Midwest. By department, Accessories and Boys reported the strongest comparable store sales increases, partially offset by low single-digit comparable store sales decreases in the Girls and Newborn departments. All store types reported comparable store sales increases, except for our "C" mall stores.

        For the Disney Store, our flat comparable store sales was primarily the result of a 2% increase in our average dollar transaction size which was offset by a 2% decrease in the number of comparable store sales transactions. Our increase in dollar transaction size in fiscal 2007 compared to fiscal 2006 was driven by an increase in the number of items sold in each transaction, offset partially by lower average retail prices, reflecting the increased markdowns taken in fiscal 2007 to clear inventory. During fiscal 2007, our Canada and Mideast regions reported comparable store sales increases that were offset by low single-digit comparable store sales decreases in our other geographical regions. By department, our softlines comparable store sales increase was offset by comparable store sales declines in hardlines and media.

        During fiscal 2007, we opened 54 The Children's Place stores, 44 in the United States, eight in Canada and two in Puerto Rico. We also opened 15 Disney Stores, all in the United States. We closed 16 The Children's Place stores and eight Disney Stores in fiscal 2007.

        Consolidated gross profit decreased by $29.9 million to $798.5 million during fiscal 2007 from $828.4 million during fiscal 2006. As a percentage of net sales, gross profit decreased 420 basis points to 36.9% during fiscal 2007 from 41.1% during fiscal 2006. This decrease in consolidated gross profit, as a percentage of net sales, resulted primarily from higher markdowns of approximately 420 basis points, higher distribution and production and design costs of approximately 70 basis points, and increased inventory shrinkage of approximately 30 basis points, partially offset by a higher initial markup of approximately 90 basis points. Our decrease in gross margin, as a percentage of net sales, was comparable for both The Children's Place and Disney Stores brands. The Disney Store continued to have a lower gross margin structure than The Children's Place business. Significant markdowns were required to sell through inventory that we purchased to support a higher comparable store sales increase than we experienced and to clear through merchandise that did not resonate with our customers, particularly at The Children's Place brand. At the Disney Store, delays in the receipt of holiday toy merchandise and delays in our planned new store openings resulted in higher markdowns.

        Selling, general and administrative expenses increased $73.1 million to $698.6 million during fiscal 2007 from $625.5 million during fiscal 2006. As a percentage of net sales, selling, general and administrative expenses increased approximately 130 basis points to 32.3% during fiscal 2007 from 31.0% during fiscal 2006. Selling, general and administrative expenses were unfavorably impacted in fiscal 2007 primarily as a result of:

  •
  Higher store and administrative payroll and benefit costs which approximated $37.8 million, or approximately 80 basis points;

  •
  Fees paid to Disney based upon a percentage of our sales made through the Disney Internet e-commerce website, which commenced in July 2007, approximated $7.5 million, or approximately 40 basis points;

  •
  Costs associated with our "maintenance refresh" program, which commenced in the second half of fiscal 2007 at the Disney Store, approximated $6.9 million, or approximately 30 basis points;

  •
  Higher store supplies costs approximated $8.3 million, or approximately 30 basis points. A significant portion of our store supply increase related to increased bag costs, reflecting our increased units sold during fiscal 2007 as compared to fiscal 2006;

  •
  Higher severance costs of approximately $4.5 million, or approximately 20 basis points. We incurred severance costs of approximately $4.7 million in fiscal 2007 due to the resignation of our former CEO and the President of the Children's Place business;

  •
  Higher utility and variable store expenses of approximately $6.0 million, or approximately 10 basis points;

  •
  Costs associated with our strategic alternatives initiatives approximated $2.2 million, or approximately 10 basis points; and

  •
  Increased marketing of approximately $4.4 million, which was leveraged as a percentage of net sales, due to increased marketing efforts to promote our brands.

        As a percentage of net sales, these increases in selling, general and administrative expenses were partially offset by:

  •
  Lower store and management incentive bonuses of approximately $10.5 million, or approximately 60 basis points;

  •
  Lower stock and special investigation fees of approximately $4.4 million or approximately 30 basis points. During fiscal 2007 stock option and special investigation costs approximated $11.7 million, or approximately 50 basis points, and included legal, forensic accounting and other professional fees of $7.3 million, non-cash compensation expense associated with option terms that were extended due to the suspension of option exercises during the investigation, which approximated $2.2 million; incremental external audit fees of approximately $1.3 million and a tender offer to re-price stock options to re-mediate adverse tax consequences approximated $0.9 million. During fiscal 2006, stock option investigation fees approximated $16.1 million, or 80 basis points, and included legal, forensic accounting and other professional fees of $8.1 million, the tax consequences associated with discounted employee stock options, which approximated $6.3 million, as well as non-cash compensation expense associated with option terms that were extended due to the suspension of option exercises during the investigation, which approximated $1.7 million; and

  •
  Lower legal settlement expenses of approximately $2.5 million, or approximately 10 basis points, primarily due to the settlement of two class action litigations during fiscal 2006.

        During fiscal 2007, we recorded asset impairment charges of $96.9 million, or approximately 4.5% of net sales, as compared to asset impairment charges of $17.1 million, or approximately 0.8% of net sales, during fiscal 2006. During fiscal 2007, our $96.9 million in asset impairment charges were comprised of $80.3 million in impairments related to our decision to exit the Disney Store business, $14.8 million in impairments related to our decision to cease construction of our Emerson Lane administrative office building, and $1.8 million of impairment related to 12 underperforming The Children's Place stores. The impairment charge for the Disney Stores reflects the write-down of our stores and administrative office in Pasadena because these assets are unable to generate sufficient cash flow to cover their carrying value. The impairment of the Emerson Lane administrative office reflects our decision to cease construction on the project and to seek a sublease for this space. During fiscal 2006, our asset impairment charge was comprised of a $9.6 million charge related to the renovation of 29 Mickey stores and $7.1 million related to our decision not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with our decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website. The remaining $0.4 million related to the write down of leasehold improvements and fixtures in five underperforming The Children's Place stores.

        During fiscal 2007, we recorded other costs of $12.0 million, or 0.6% of net sales, compared to other costs of $0.8 million during fiscal 2006. During fiscal 2007, other costs were comprised of $6.1 million in costs associated primarily with the cancellation of the Disney Store remodeling program and $5.9 million in costs related to the Emerson Lane administrative office lease. During 2006, other costs were comprised of exit costs associated with the termination of a store lease.

        Depreciation and amortization was $79.7 million or 3.7% of net sales, during fiscal 2007, compared to $65.7 million, or 3.3% of net sales, during fiscal 2006. The $14.0 million increase in depreciation expense in fiscal 2007 is due primarily to our new stores and remodels, as well as investments made in our distribution facilities. In addition, we recorded approximately $3.6 million, or approximately 0.2% of net sales, in fiscal 2007 to accelerate the depreciation in Mickey store prototype stores prior to their planned renovation.

        Interest expense, net, was $53,000 during fiscal 2007 as compared to interest income, net, of $3.9 million during fiscal 2006. During fiscal 2007, we utilized our cash investments and borrowed under our credit facilities to fund our working capital needs. Additionally, during fiscal 2007, because we are required to manage liquidity for our businesses separately, we incurred net interest expense at The Children's Place business while we earned net interest income at the Disney Store. During fiscal 2006, we generated net interest income, due to our net cash investment position and the utilization of our credit facilities only to support our letter of credit needs.

        Our income tax benefit was approximately $29.2 million during fiscal 2007 compared to $35.9 million income tax provision during fiscal 2006. Our effective tax rate was 32.9% during fiscal 2007 compared to 29.1% in fiscal 2006. During fiscal 2007, we received a cash dividend of approximately $45 million from our Hong Kong subsidiary. Since we are no longer permanently reinvested in the earnings of our Hong Kong subsidiary, we are required to provide U.S. taxes on our foreign earnings in Hong Kong. Our fiscal 2007 tax benefit was decreased by approximately $6.1 million due to this transaction. The reduction in our effective tax rate in fiscal 2006 primarily resulted from a one time cash dividend from some of our Canadian subsidiaries, which also brought foreign tax credits that can be utilized to reduce U.S. income taxes. Our fiscal 2006 tax provision was reduced by approximately $9.5 million after the effect of this transaction.

        Due to factors discussed above, we recorded a net loss of $59.6 million in fiscal 2007 compared to net income of $87.4 million in fiscal 2006.

Year Ended February 3, 2007 Compared to Year Ended January 28, 2006

        Net sales increased $349 million, or 21%, to $2.018 billion during fiscal 2006 from $1.669 billion during fiscal 2005. Sales for fiscal 2006 were comprised of $1.405 billion from The Children's Place business, a 20% increase over the $1.171 billion reported in fiscal 2005 and $612.3 million in sales from the Disney Store business, a 23% increase over the $497.7 million reported in fiscal 2005. Consolidated comparable store sales increased 11% and contributed $163.7 million of our net sales increase in fiscal 2006. Net sales from our new stores, as well as other stores that did not qualify as comparable stores, increased our sales by $159.1 million. Our closed stores partially offset our consolidated sales increase by approximately $3.4 million. Consolidated comparable store sales increased 9% during fiscal 2005. During fiscal 2006, our consolidated comparable store sales increase was the result of a 7% increase in the number of comparable store sales transactions and a 4% increase in our average dollar transaction size. Comparable store sales increased 10% for The Children's Place business compared to a 9% comparable store sales increase in fiscal 2005. Disney Stores reported a 14% comparable store sales increase. In addition, fiscal 2006 was a 53-week year, with the extra week contributing approximately $29.5 million to fiscal 2006 net sales.

        Our 10% comparable store sales increase for The Children's Place business was primarily the result of an 8% increase in the number of comparable store sales transactions and a 2% increase in our average dollar transaction size. Our increased dollar transaction size was driven primarily by an increase in the number of items sold in each transaction. During the fiscal 2006, we achieved comparable store sales increases in The Children's Place business across all geographical regions, departments and store types.

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

        During fiscal 2006, we opened 69 The Children's Place stores, 60 in the United States, seven in Canada and two in Puerto Rico. We also opened 19 Disney Stores, 18 in the United States and one in Canada. We closed five The Children's Place stores and eight Disney Stores in fiscal 2006.

        Consolidated gross profit increased by $168.4 million to $828.4 million during fiscal 2006 from $660.0 million during fiscal 2005. As a percentage of net sales, gross profit increased 150 basis points to 41.1% during fiscal 2006 from 39.6% during fiscal 2005. This increase in consolidated gross profit, as a percentage of net sales, resulted from the leveraging of occupancy costs of approximately 120 basis points, a higher initial markup of approximately 120 basis points, partially offset by higher markdowns of approximately 80 basis points and higher distribution and production and design costs of approximately 10 basis points. Our increase in gross margin as a percentage of net sales was primarily driven by the Disney Stores. At the Disney Store, our gross margin, as a percentage of net sales, was higher in fiscal 2006 than in fiscal 2005 due to a higher initial markup, the leveraging of occupancy costs and lower markdowns. For The Children's Place business, our gross margin, as a percentage of net sales, was flat in fiscal 2006 as compared to fiscal 2005. At The Children's Place business, the leveraging of occupancy costs and a higher initial markup was offset by higher markdowns. While Disney Store continues to have a lower gross margin structure than The Children's Place business, it has benefited from increased full price selling and the implementation of our low-cost sourcing strategies.

        Selling, general and administrative expenses increased $111.5 million to $625.5 million during fiscal 2006 from $514.0 million during 2005. As a percentage of net sales, selling, general and administrative expenses increased approximately 20 basis points to 31.0% during fiscal 2006 from 30.8% during fiscal 2005. Selling, general and administrative expenses were unfavorably impacted in fiscal 2006 primarily as a result of:

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

        During fiscal 2006, we recorded asset impairment charges of $17.1 million, or approximately 0.8% of net sales, as compared to $0.2 million recorded in fiscal 2005 for one underperforming store. During fiscal 2006, our asset impairment charge was comprised of a $9.6 million charge related to the renovation of 29 Mickey stores and $7.1 million related to our decision not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with our decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website. The remaining $0.4 million related to the write down of leasehold improvements and fixtures in five underperforming The Children's Place stores. During 2005, we introduced the Mickey store prototype at the Disney Store but we became dissatisfied with the prototype from a brand, design and construction standpoint. The impairment charge for the 29 Mickey stores reflects stores that were unable to generate sufficient cash flow prior to their renovation to cover the carrying value of these long-term assets. We had a total of 70 Mickey stores in our store base, of which we had planned to renovate 37 and refresh the remainder during fiscal 2007 and fiscal 2008.

        During 2006, other costs were approximately $0.8 million of exit costs associated with the termination of a store lease.

        Depreciation and amortization amounted to $65.7 million or 3.3% of net sales, during fiscal 2006, compared to $52.9 million, or 3.2% of net sales, during fiscal 2005. The $12.8 million increase in depreciation expense in fiscal 2006 is due primarily to our new stores and remodels, as well as investments made in our distribution facilities and our new administrative office in Pasadena, California.

        Interest income, net, was $3.9 million, or approximately 20 basis points, of net sales, during fiscal 2006 compared to $0.6 million during fiscal 2005. The increase in interest income, net, during fiscal 2006 resulted from higher net cash investment position and higher interest rates during fiscal 2006. Additionally, during fiscal 2005, because we are required to manage liquidity for our businesses separately, we incurred interest expense on borrowings under our credit facility for The Children's Place business while we earned interest on our net cash investment position for the Disney Store.

        Our income tax provision was approximately $35.9 million during fiscal 2006 compared to $35.1 million during fiscal 2005. Our effective tax rate was 29.1% during fiscal 2006 versus 37.6% in fiscal 2005. The reduction in our effective tax rate in fiscal 2006 primarily resulted from a one time cash dividend from some of our Canadian subsidiaries, which also brought foreign tax credits that can be utilized to reduce U.S. income taxes. Our fiscal 2006 tax provision was reduced by approximately $9.5 million after the effect of this transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

        Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons. Historically, our primary uses of cash was the financing of new store openings and providing working capital, principally used for inventory purchases. In prior years, we have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities. Throughout most of fiscal 2007, our cash reserves were held outside of the United States. During the fourth quarter of fiscal 2007, we repatriated $45 million from our Hong Kong subsidiary to be available for additional working capital needs that we anticipate might be incurred in connection with our exit from the Disney Store business. We currently anticipate that, over time, starting in fiscal 2008, our working capital needs will include exit costs estimated to range between $50 million to $100 million to wind down the operations of the Disney Store business (see "—Estimated Costs to Exit the Disney Store Business" below for additional information regarding these costs).

        As of February 2, 2008, we had short-term borrowings of $89.0 million. Our ability to meet our capital requirements in fiscal 2008 will depend on our ability to generate cash flows from operations and our borrowings under our credit facilities. During fiscal 2008, we will be required to conserve our capital resources, particularly during the second quarter of 2008 when our revenues are lowest and we are building inventory to support the back-to-school season. We plan to accomplish this by achieving our operating plan, through lower inventory purchases, lower capital expenditures and our workforce reductions. Additionally, the timing of most of our capital expenditure projects is planned for the second half of the year. We are also actively pursuing additional debt financing to strengthen liquidity. (see "Item 1A.-Risk Factors-We depend on generating sufficient cash flow and having access to additional liquidity sources to fund our ongoing operations, the Disney Store business exit costs, capital expenditures, and debt repayment.") While we believe that we will be successful in obtaining additional debt financing there is no assurance that we will be able to do so.

Liquidity Constraints Imposed by the License Agreement

        Since their acquisition in November 2004, we have operated the Disney Stores subject to the following terms that have impacted our liquidity

        The terms of the License Agreement and our credit facilities, among other things, restrict the commingling of funds between The Children's Place and Hoop and limit borrowings by Hoop from The

Children's Place as well as distributions from Hoop to The Children's Place, other than payment for the allocated costs of shared services. Therefore, we have segregated all cash receipts and disbursements, investments, and credit facility borrowings and letter of credit activity. This segregation could lead to a liquidity need in one business even while there is adequate liquidity in the other business. On March 18, 2008, The Children's Place business made a capital contribution to Hoop of approximately $8.3 million in cash.

        We entered into the Guaranty and Commitment Agreement dated as of November 21, 2004, in favor of Hoop and Disney. As required by the Guaranty and Commitment Agreement, we invested $50 million in Hoop concurrently with the consummation of the acquisition and agreed to invest up to an additional $50 million to enable Hoop to comply with its obligations under the License Agreement and otherwise fund Hoop's operating losses. The Guaranty and Commitment Agreement provides that our $50 million additional commitment is subject to increase if certain distributions are made by Hoop to The Children's Place. To date, Hoop has made no additional distributions to The Children's Place. As noted above, on March 18, 2008, we made a capital contribution to Hoop of approximately $8.3 million in cash. We also agreed in the Guaranty and Commitment Agreement to guarantee the payment and performance of Hoop (for its royalty payment and other obligations to Disney), subject to a maximum guaranty liability of $25 million, plus expenses.

        In connection with our acquisition of the DSNA Business, we entered into a License Agreement under which Hoop has the right to use certain Disney intellectual property in the Disney Store business in exchange for ongoing royalty payments. The License Agreement limits Hoop's ability to make cash dividends or other distributions. Hoop's independent directors must approve payment of any dividends or other distributions, other than payments of:

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

        In the normal course of business, with the exception of the most recent monthly intercompany payment that is due in April 2008, Hoop has reimbursed intercompany services but has not paid any dividends or made other distributions.

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

Estimated Costs to Exit the Disney Store Business

        We estimate that the costs to exit the Disney Store business will approximate $50 million to $100 million and include:

  •
  Severance and other employee costs for our employees servicing Hoop;

  •
  Claims that may be asserted against us in bankruptcy proceedings; and

  •
  Legal and other costs we incur during the Hoop entities' bankruptcy cases.

Credit Facilities

        In June 2007, we amended our credit facilities for both businesses for the purpose of better supporting the seasonality of the Company's capital needs and reducing the fees associated with our credit facility borrowings. The following section outlines the key terms of our credit facilities.

2007 Amended Loan Agreement; Letter of Credit Agreement

        In June 2007, we entered into a Fifth Amended and Restated Loan and Security Agreement (the "2007 Amended Loan Agreement") and a new letter of credit agreement (the "Letter of Credit Agreement") with Wells Fargo Retail Finance, LLC ("Wells Fargo") as senior lender and administrative and syndicated agent, and our other senior lenders for the purpose of better supporting our capital needs and reducing the fees associated with our credit facility borrowings. Prior to the 2007 Amended Loan Agreement, we borrowed under a 2004 Amended Loan Agreement, which contained covenants substantially similar to the 2007 Amended Loan Agreement, except the 2004 Amended Loan Agreement: (i) permitted borrowings up to $130 million (including a sublimit for letters of credit of $100 million), (ii) provided for amounts outstanding to bear interest at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined margin of 1.50% to 3.00%, and (iii) contained an unused line fee of 0.38%.

        The 2007 Amended Loan Agreement provides a facility maximum of $100 million for borrowings and letters of credit, with a $30 million "accordion" feature that enables us, at our option, to increase the facility to an aggregate amount of $130 million, subject to an availability covenant which restricts maximum borrowings to 90% of the facility maximum, or $117 million.

        There is also a seasonal over-advance feature that enables us to borrow up to an additional $20 million from July 1 through October 31, subject to satisfying certain conditions, including a condition relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") on a trailing 12 month basis based upon the most recent financial statements furnished to Wells Fargo and our estimate of projected pro forma EBITDA for the over-advance period. On November 2, 2007, we entered into an amendment of the 2007 Amended Loan Agreement (the "First Amendment"), extending the period of the over-advance feature of the credit facility until November 30 for fiscal 2007. We paid a fee of $30,000 in connection with this amendment.

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

        Credit extended under the 2007 Amended Loan Agreement is secured by a first priority security interest in substantially all of the Company's assets, other than assets in Canada and Puerto Rico and assets owned by Hoop. The amount that can be borrowed under the 2007 Amended Loan Agreement depends on levels of inventory and accounts receivable relating to The Children's Place business. The 2007 Amended Loan Agreement contains covenants, which include limitations on annual capital expenditures, maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. The 2007 Amended Loan Agreement also contains covenants permitting us to invest without restriction in Hoop up to $20 million, $55 million, $36 million and $52 million in fiscal years 2007,

2008, 2009 and 2010, respectively, and together with the amounts the Company may be required to invest in Hoop pursuant to the Guaranty and Commitment, are not permitted to exceed a maximum aggregate of $175 million over the term of the credit facility.

        Under the Letter of Credit Agreement, we can issue letters of credit for inventory purposes for up to $60 million to support The Children's Place business. The Letter of Credit Agreement can be terminated at any time by either us or Wells Fargo. Interest is paid at the rate of 0.75% on the aggregate undrawn amount of all letters of credit outstanding. Our obligations under the Letter of Credit Agreement are secured by a security interest in substantially all of the assets of The Children's Place business, other than assets in Canada and Puerto Rico, and assets of Hoop. Upon any termination of the Letter of Credit Agreement, we would be required to fully collateralize all outstanding letters of credit issued thereunder and, if we failed to do so, our outstanding liability under the Letter of Credit Agreement would reduce our borrowing capacity under the 2007 Amended Loan Agreement.

        As of February 2, 2008, we had activated our accordion feature and our line of credit was $130 million, subject to an availability covenant which restricts maximum borrowings to 90% of the facility maximum, or $117 million. As of February 2, 2008, we had outstanding borrowings of $69.6 million and $40.8 million outstanding in letters of credit ($26.5 million in merchandise letters of credit under the Letter of Credit Agreement and $14.3 million in standby letters of credit under the 2007 Amended Loan Agreement). The average loan balance during the fiscal year ended February 2, 2008 was approximately $44.1 million and the average interest rate was 7.21%. The maximum borrowings under the facility were $116.8 million during the fiscal year ended February 2, 2008. Availability under the 2007 Amended Loan Agreement as of February 2, 2008 was $33.1 million and the interest rate charged was 6.00%.

        Primarily as a result of our restatement and the delay in completion of our financial statements, we were not in compliance with the financial reporting covenants under the 2007 Amended Loan Agreement during fiscal 2007. However, we obtained waivers from our lenders for such noncompliance. There were no fees associated with obtaining these waivers through August 30, 2007; however, we were required to pay a fee of $102,000 to extend the waiver from August 30, 2007 through January 1, 2008.

        In addition, we determined that we were not in compliance with the Amended Loan Agreement because The Children's Place business had guaranteed three Disney Store operating leases. We obtained a waiver from our lenders related to this guarantee.

Amended Hoop Loan Agreement

        In connection with the acquisition of the Disney Store business in 2004, our domestic Hoop entity entered into a Loan and Security Agreement (the "Hoop Loan Agreement") with Wells Fargo as senior lender and syndicated and administrative agent, and certain other lenders, establishing a senior secured credit facility for Hoop. In June 2007, concurrent with the execution of the 2007 Amended Loan Agreement, and in August 2007, we entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo, as senior lender and administrative and syndicated agent, and the other senior lenders (together with the Hoop Loan Agreement, the "Amended Hoop Loan Agreement") to reduce the interest rates charged on outstanding borrowings and letters of credit. The Amended Hoop Loan Agreement provides a facility maximum of $75 million for borrowings, subject to an availability covenant which restricts maximum borrowings to 90% of the facility maximum, or $67.5 million; and provides for a $25 million accordion feature that enables us to increase the facility to an aggregate amount of $100 million, subject to an availability covenant which restricts maximum borrowings to 90% of the facility maximum, or $90 million. The accordion feature is available at our option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. The term of the Amended Hoop Loan Agreement ends on November 21, 2010. Amounts outstanding under the Amended Hoop Loan Agreement bear interest at a floating rate equal to the prime rate or, at Hoop's option, the LIBOR rate plus a pre-determined margin. Depending on the domestic Hoop entity's level of excess availability, the LIBOR margin is 1.50% or 1.75%, commercial letter of credit fees are 0.75% or 1.00%, and standby letter of credit fees are 1.25% or 1.50%. The unused line fee is 0.25%.

        Covenants under the Hoop Loan Agreement were substantially similar to those under the Amended Hoop Loan Agreement, except that the Hoop Loan Agreement: (i) permitted borrowings up to $100 million (including a sublimit for letters of credit of $90 million), (ii) provided for amounts outstanding to bear interest at a floating rate equal to the prime rate plus a margin of 0.25% or, at Hoop's option, the LIBOR rate plus a pre-determined margin of 2.00% or 2.25%, depending on the domestic Hoop entity's level of excess availability, and (iii) contained an unused line fee of 0.30%.

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

        As of February 2, 2008, we had outstanding borrowings of $19.4 million. During the fiscal year ended February 2, 2008, various letters of credit were issued, and as of February 2, 2008 we had letters of credit outstanding of $21.1 million ($17.6 million in merchandise letters of credit and $3.5 million in standby letters of credit). The average outstanding balance during the fiscal year ended February 2, 2008 was approximately $3.1 million and the average interest rate was 7.41%. The maximum borrowings under the facility were $26.1 million during the fiscal year ended February 2, 2008. Availability as of February 2, 2008 was $18.1 million and the interest rate charged was 6.00% as of February 2, 2008.

        Primarily as a result of the delay in completion of our financial statements, we were not in compliance during fiscal 2007 with the financial reporting covenants under the Amended Hoop Loan Agreement or the provision requiring Hoop to comply with the License Agreement. However, we obtained waivers from our lenders for such noncompliance. There were no fees associated with obtaining these waivers through August 30, 2007. However, we were required to pay a fee of $48,000 to extend the waiver from August 30, 2007 through January 1, 2008.

        As a result of the Filings, outstanding indebtedness, in the amount of approximately $9.3 million, under the Amended Hoop Loan Agreement will be frozen and capped as of March 26, 2008. In order to fund the bankruptcy proceedings and all projected working capital needs and subject to US Bankruptcy Court approval, Wells Fargo and Hoop Retail Stores, LLC entered into a Debtor-In-Possession Loan and Security Agreement, dated March 26, 2008, consisting of a $35 million revolving credit facility, $30 million of which will be available on an interim basis (the "DIP Credit Facility"). In addition, all letters of credit issued under the Hoop Credit Facility shall be deemed by the US Bankruptcy Court to be issued under the DIP Credit Facility.

Cash Flows/Capital Expenditures

        Cash flows used by operating activities were $1.2 million in fiscal 2007, as compared to cash flows provided by operating activities of $139.0 million and $113.8 million in fiscal 2006 and fiscal 2005, respectively. In fiscal 2007, cash flows used by operating activities were driven by our net loss of $59.6 million. Significant non-cash expenses included approximately $96.9 million in asset impairment charges and $79.7 million in depreciation, offset partially by a $55.9 million increase in our deferred income tax assets. Asset impairment charges included $80.3 million in impairments related to the our decision to exit the Disney Store, $14.8 million in impairments related to our decision to cease construction of our Emerson Lane administrative office building, and $1.8 million of impairment related to 12 underperforming stores. During fiscal 2007, we made cash payments of approximately $58.5 million for taxes. Our fiscal year-end inventory levels increased $40.9 million over fiscal 2006.

        In fiscal 2006, cash flows from operating activities were driven by net income of $87.4 million. Significant non-cash expenses included approximately $65.7 million in depreciation and amortization expense as well as $18.8 million in net royalty expense, $17.1 million in asset impairment charges, including $9.6 million in impairments at 29 of our Mickey prototype stores, $7.1 million in disposals of property and equipment resulting from our decisions not to proceed with a New York City store location and infrastructure investments that were written off in conjunction with our decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website, and $0.4 million of impairment at five underperforming stores. During fiscal 2006, we made cash payments of approximately $92.5 million for taxes. These payments included payments related to income earned in fiscal 2005 and estimated tax payments for fiscal 2006. Our fiscal year-end inventory levels increased $26.2 million over fiscal 2005.

        Cash flows used in investing activities were $124.6 million, $229.2 million, and $89.0 million, in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. During fiscal 2007, cash flows used in investing activities decreased $104.6 million, primarily as a result of the utilization of our investments of $75.2 million to fund our working capital needs and a $44.7 million increase in our capital expenditures. During fiscal 2007, our capital expenditures were approximately $199.8 million as compared to $155.1 million in fiscal 2006. During fiscal 2006, cash flows used in investing activities increased $140.2 million, primarily as a result of a $75.2 million increase in our investments and a $65.8 million increase in capital expenditures. During fiscal 2006, we had net investments of approximately $75.2 million related to Variable Rate Demand Notes ("VRDNs") as part of our investment strategy to increase our interest income.

        Capital expenditures increased $44.7 million in fiscal 2007 as a result of investments in our distribution and administrative facilities, partially offset by fewer new store openings and remodels. During fiscal 2007, we incurred capital expenditures of approximately $52.8 million to complete our Fort Payne distribution center and approximately $14.2 million for the Emerson Lane administrative office building. During fiscal 2006, capital expenditures increased $65.8 million as a result of our new stores and remodels and investments in our distribution and administrative facilities. Approximately $19.3 million of this increase was due to capital expenditures for our Fort Payne distribution center and our Emerson Lane administrative office building. During fiscal 2005, capital expenditures increased $31.4 million due to our increased number of new stores and remodels; investments made for our new distribution center in South Brunswick, New Jersey; upgrades in our other distribution centers to support the Disney Store acquisition; our new office facility in Pasadena, California; and other information technology infrastructure investments required to operate our significantly larger business. The number of new store openings and remodelings has a significant impact on our cash flows used in investing activities. In fiscal 2007, fiscal 2006, and fiscal 2005, we opened 69, 88, and 73 stores, respectively while remodeling 28, 33, and 38 stores, respectively.

        Cash flows provided by (used in) financing activities were $89.9 million, $38.2 million, and $(21.3) million in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. In fiscal 2007, cash flows provided from financing activities reflected net borrowings under our credit facilities and the funds and tax benefits received from the exercise of employee stock options. In fiscal 2006, cash flows provided from financing activities reflected the funds and tax benefits received from the exercise of employee stock options and employee stock purchases. During fiscal 2005, cash flows used in financing activities represented the net repayment of borrowings utilized to fund the acquisition of the DSNA Business under our revolving credit facilities, which were, partially offset by exercises of employee stock options and employee stock purchases.

        Prior to the adoption of SFAS 123(R), we presented the tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force ("EITF") Issue No.00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Stock Option." SFAS 123(R) now requires us to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow.

        We anticipate that total capital expenditures will be in the range of approximately $65 to $75 million in fiscal 2008. Our lower planned capital expenditures for fiscal 2008 reflects the Company's planned exit of the Disney Store business coupled with capital expense reductions at The Children's Place brand. Approximately $55 million of our planned capital expenditures will provide for the opening of approximately 30 new stores and 17 store remodelings at The Children's Place. We also anticipate receiving approximately $12 million in lease incentives in fiscal 2008. The remainder of our 2008 capital expenditure budget will be utilized for information technology and other initiatives.

        Our ability to meet our capital requirements in fiscal 2008 will depend on our ability to generate cash flows from operations and our borrowings under our credit facilities. Cash flow generated from operations will depend on our ability to achieve our financial plans. During fiscal 2008, we will be required to conserve our capital resources, particularly during the second quarter of 2008 when our revenues are lowest and we are building inventory to support the back-to-school season. We are also actively pursuing additional debt financing to enable us to strengthen our liquidity. While we believe that we will be successful in obtaining additional debt financing there is no assurance that we will be able to do so.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        The following tables summarize our contractual and commercial obligations as of February 2, 2008 (in thousands):

	Payment Due By Period(1)
Contractual Obligations (dollars in thousands)	Total	1 year or less	1—3 years	3—5 years	More than 5 years
Operating leases(2)	$1,182,868	$196,453	$356,429	$273,525	$356,461
Employment contracts(3)	4,713	4,713	—	—	—
Minimum Disney Store royalty(4)	300,000	25,000	50,000	50,000	175,000
Disney Store remodel and maintenance obligations(5)	322,198	46,995	86,990	44,145	144,068
New store and remodel capital expenditure commitments—The Children's Place(6)	36,879	31,738	5,141	—	—
New store capital expenditure commitments—The Disney Store(6)	—	—	—	—	—
Long-term debt	—	—	—	—	—
Capital leases	—	—	—	—	—

	$1,846,658	$304,899	$498,560	$367,670	$675,529

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Total	1 year or less	1—3 years	3—5 years	More than 5 years
Credit facilities	$88,976	$88,976	$—	$—	$—
Purchase commitments(7)	400,936	400,936	—	—	—
Merchandise letters of credit	44,104	44,104	—	—	—
Standby letters of credit(8)	17,775	17,775	—	—	—

Total—Other Commercial Commitments	551,791	551,791	—	—	—

Total—Contractual Obligations and Other Commercial Commitments	$2,398,449	$856,690	$498,560	$367,670	$675,529

(1)
Unrecognized tax benefits, including interest and tax penalties totaling approximately $23.5 million have not been included in these amounts as the Company is unable to make reasonably reliable estimates of the periods of potential settlement.

(2)
Certain of our operating leases include common area maintenance charges in our monthly rental expense. For other leases which do not include these charges in our monthly rental expense, we record the expense in cost of goods sold.

(3)
The amounts above represent severance payments accrued for our former CEO and President. We also have entered into employment agreements with certain executives which provide for the payment of severance up to one and a half times the executive's salary and certain benefits following any termination without cause. These contracts commit the Company in the aggregate to approximately $2.7 million of employment termination costs, of which $2.4 million represents severance payments. In addition, there is approximately $2.6 million committed to certain executives in the event of a change of control of the Company.

(4)
We became subject to minimum royalties at the beginning of fiscal 2007. See Note 9—Commitments and Contingencies in the accompanying consolidated financial statements for a description of the computation of the minimum royalty. In accordance with the terms of the License Agreement, the Company has averaged its eligible Disney Store sales for the previous two years and used that amount to impute the minimum royalty due over the remainder of the 15-year term of the License Agreement. This estimate does not include future increases or decreases in Disney Store sales and cost of living adjustments since these are unknown contingencies. The actual minimum royalty may differ materially from the amount currently estimated.

(5)
Represents the Company's store opening, remodeling and maintenance commitments for the remainder of the initial term of the License Agreement (through 2019) taking into account the requirements under the Refurbishment Amendment which apply through 2011.

(6)
As of February 2, 2008, we had executed 32 leases for new stores (24 leases for The Children's Place business and 8 leases for the Disney Stores) and 12 The Children's Place remodels. This amount represents our estimate of the capital expenditures required to open and begin operating the new and remodeled The Children's Place stores. We also expect to receive landlord lease incentives of approximately $10.4 million for these stores. Due to our plans to exit the Disney Store business, no capital expenditures are planned for the Disney Stores.

(7)
Represents purchase orders for merchandise for re-sale of approximately $393 million (approximately $291 million for The Children's Place business and $102 million for the Disney Stores) and equipment, construction and other non-merchandise commitments of approximately $7.5 million.

(8)
Represents letters of credit issued to landlords, banks, insurance companies and Disney subsidiaries.

        In August 2007, the Company and a Disney subsidiary entered into a Refurbishment Amendment, which superseded the store renovation provisions of the License Agreement, effective through January 31, 2012. The Refurbishment Amendment sets forth specific requirements regarding Disney Stores to be remodeled and otherwise refreshed over the period the Refurbishment Amendment is in effect and obligates not only Hoop but also the Company to among other things, to invest $175 million to remodel and refresh these stores through fiscal 2011. As part of our $175 million capital commitment, the Refurbishment Amendment requires that we complete a "maintenance and refresh" program (which includes the Mickey retrofits) in approximately 165 Disney Stores by June 30, 2008. The "maintenance and refresh" program under the Refurbishment Amendment imposes specific requirements for timing, numbers of stores and the type of work to be performed. This "maintenance and refresh" program was considered necessary to upgrade the quality of the Disney Stores to the standard required under the License Agreement and was incremental to the original License Agreement. The "maintenance and refresh" program was expected to cost approximately $16 million over the 12 month period, of which approximately $6.9 million was incurred in fiscal 2007.

        Pursuant to the Refurbishment Amendment, we are obligated to remodel a total of 236 existing Disney Stores by the end of fiscal 2011 into a new store prototype the Company developed, of which the first seven remodels were required to be completed during fiscal 2007, with an additional 49, 60, 70 and 50 stores required to be remodeled during fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011, respectively. Under the Refurbishment Amendment, we also agreed to open at least 18 new Disney Stores using the new store prototype by the end of fiscal 2008, 15 of which were opened in fiscal 2007, and we also had the right to open up to a specified number of additional new stores using the new store prototype during each fiscal year. The following table summarizes an estimate of our remodel and maintenance refresh obligations between fiscal 2007 and fiscal 2011 when the Refurbishment Amendment was executed (amounts in thousands):

	Store Remodel		Mickey Retrofit		Maintenance Refresh
Fiscal Year	Stores (#)	Estimated Cost ($)	Stores (#)	Estimated Cost ($)	Stores (#)	Estimated Cost ($)	Contingency ($)	Total Estimated Cost ($)
2007	7	$4,250	7	$1,050	6	$950	$1,245	$7,495
2008	49	31,650	28	4,200	129	9,675	1,245	46,770
2009	60	39,000	—	—	—	—	1,245	40,245
2010	70	45,500	—	—	—	—	1,245	46,745
2011	50	32,500	—	—	—	—	1,245	33,745

2007—2011	236	$152,900	35	$5,250	135	$10,625	$6,225	$175,000

        In addition to the remodel and maintenance costs shown in the above table, the Refurbishment Amendment obligates us to open a total of 18 new Disney Stores by January 31, 2009, of which 15 stores had been opened as of February 2, 2008.

Off-Balance Sheet Arrangements

        None.

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

        Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales at The Children's Place and upon Halloween sales at Disney Store. Our fourth quarter results are heavily dependent upon sales during the holiday season. As is the case with many retailers of apparel and related merchandise, we typically experience lower net sales and net income during the first two fiscal quarters, and net sales and net income are lower during the second fiscal quarter than during the first fiscal quarter. We experienced losses in the second quarters of fiscal 2007, fiscal 2006 and fiscal 2005, as well as in the fourth quarter of fiscal 2007. Because of these fluctuations in net sales and net income (loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

	Fiscal Year Ended February 2, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$478,863	$424,297	$588,528	$670,871
Gross profit	190,946	130,303	226,675	250,539
Selling, general and administrative expenses	150,598	155,777	184,930	207,285
Asset impairment charges	—	635	947	95,269
Other costs	—	—	—	12,020
Depreciation and amortization	17,735	18,569	20,552	22,844
Operating income (loss)	22,613	(44,678)	20,246	(86,879)
Net income (loss)	14,714	(28,091)	12,303	(58,493)
Basic net income (loss) per common share	$0.51	$(0.97)	$0.42	$(2.01)
Diluted net income (loss) per common share	$0.49	$(0.97)	$0.42	$(2.01)

(1)
Significant items impacting the fourth quarter of fiscal 2007 include: (a) $80.3 million in asset impairment charges related to our decision to exit the Disney Store business; (b) $14.8 million in asset impairment charges related to our decision to cease construction of our Emerson Lane administrative office building; and (c) $12.0 million in other costs, which were comprised of $6.1 million in costs associated primarily with the cancellation of the Disney Store remodeling program and $5.9 million in costs related to the Emerson Lane administrative office lease.

	Fiscal Year Ended February 3, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Net sales	$426,509	$395,614	$550,410	$645,180
Gross profit	166,963	137,314	242,148	281,988
Selling, general and administrative expenses	129,814	143,247	160,416	192,013
Asset impairment charges	—	—	417	16,649
Other costs	—	—	—	761
Depreciation and amortization	14,207	15,858	16,327	19,309
Operating income (loss)	22,942	(21,791)	64,988	53,256
Net income (loss)	14,720	(13,519)	41,528	44,661
Basic net income (loss) per common share	$0.52	$(0.47)	$1.43	$1.54
Diluted net income (loss) per common share	$0.50	$(0.47)	$1.38	$1.48

(2)
Significant items impacting the fourth quarter of fiscal 2006 include: (a) $16.6 million in asset impairment charges, which were comprised of a $9.6 million charge related to the renovation of 29 Mickey stores and $7.1 million related to our decision not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with our decision to form an e-commerce alliance with a Disney affiliate; and (b) $0.8 million in other costs related to the termination of a store lease.

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

        The Company's credit facilities with Wells Fargo provide a source of financing for its working capital requirements. The Company's credit facilities bear interest at either a floating rate equal to the prime rate or a floating rate equal to the prime rate plus a pre-determined spread. At the Company's option, it could also borrow at a LIBOR rate plus a pre-determined spread. As of February 2, 2008, the Company had borrowings of $89.0 million under the Amended Loan Agreement and the Hoop Loan Agreement. The Company's interest expense is subject to fluctuations in the prime rate and LIBOR rate. The Company amended its Wells Fargo credit facilities in June 2007. For a discussion of the amended facilities, please refer to Note 5—Credit Facilities in the accompanying consolidated financial statements.

        Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. The Company's investments in its Canadian subsidiaries are considered long-term. However, the Company is not deemed to be permanently invested in its Hong Kong subsidiary. The Company did not hedge these net investments during fiscal 2007, fiscal 2006 and fiscal 2005. As of February 2, 2008, the Company is not a party to any derivative financial instruments.

        As of February 2, 2008, the Company had approximately $50.3 million of its cash and investment balances held in foreign countries, of which approximately $37.6 million was in Canada and approximately $12.7 million was in Hong Kong. While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country. Consequently, any significant or sudden change in China's political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company's financial position or results of operations.

        In addition to the Company's Asian operations, the Company has a growing business in Canada. While currency rates with the Canadian dollar moved in the Company's favor for the first and third quarters of the fiscal year, they moved against the Company in the second and fourth quarters of fiscal 2006 and there can be no guarantee that the exchange rate will move in the Company's favor in the future. Foreign currency fluctuations could have a material adverse effect on our business and results of operation.

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in "Item 15—Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As previously disclosed in our Form 10-K for the fiscal year ended February 3, 2007, which we filed with the SEC on December 5, 2007, on October 9, 2007, we were advised by Deloitte & Touche LLP ("Deloitte"), our independent registered public accounting firm, that Deloitte would not stand for re-election as our independent registered public accounting firm for the fiscal year ending February 2, 2008. On October 15, 2007, the Company, as approved by the Audit Committee of the Board of Directors, engaged BDO Seidman, LLP ("BDO") as the Company's independent registered public accounting firm to audit the consolidated financial statements for the fiscal year ended February 2, 2008, which are included in this Annual Report on Form 10-K. On January 18, 2008, the Company, as approved by the Audit Committee of the Board of Directors, engaged BDO to audit the consolidated financial statements for the two fiscal years ended February 3, 2007, which are included in this Annual Report on Form 10-K. From the date of BDO's engagement to the date of this filing, there has been no disagreement between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

        Other than as described below, during our two fiscal years ended February 3, 2007, and during the subsequent interim periods preceding Deloitte's advising us that it would not stand for re-election, there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte's satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its audit report.

        Prior to advising us that it would not stand for re-election, Deloitte informed us that the difference in judgment between the Company and Deloitte, which resulted in the modification of Deloitte's report with respect to management's assessment of the Company's internal control over financial reporting relating to the Company's disclosure of its material weaknesses (which report was included in Item 9A of our fiscal 2006 report on Form 10-K), represented, in Deloitte's professional judgment, a disagreement with the Company under Item 304 of Regulation S-K of the SEC and the Company agreed that the difference in judgment should be so treated. The Company believes that its disclosure regarding its material weaknesses, as contained in Item 9A of its fiscal 2006 report on Form 10-K, was fairly presented in all material respects as referred to in such report of Deloitte.

ITEM 9A.—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Management, including our principal executive officers (our Interim CEO and our Executive Vice President—Finance and Administration, and our CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of fiscal 2007. Based on that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of February 2, 2008 to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our system of internal control is evaluated on a cost benefit basis and is designed to provide reasonable, not absolute, assurance that reported financial information is materially accurate.

        Under the supervision and with the participation of our management, including our principal executive officers, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2008. Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

        Other than as discussed below, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        During the fourth quarter of 2007 we took remediation actions to address our previously disclosed material weaknesses in internal control over financial reporting related to (1) control environment (2) stock options and (3) financial closing and reporting process. Below are the changes in internal controls over financial reporting resulting from these remediation efforts.

  Control Environment

        We consider proper attention to compliance with our Code of Business Conduct and other policies and procedures, actions by our senior management during the year in dealing with governance practices and matters affecting internal control, and sanctions imposed and other remedial actions taken when violations of our policies and procedures occur key to maintaining the "tone at the top" requisite in order for the code and our other policies and procedures to be taken seriously and fully implemented throughout our organizational structure. In order to strengthen this area, the company took actions during the fourth quarter including the following:

  •
  Instituted a formal training program for all Corporate personnel, including executive management, regarding compliance with the Company's Code of Business Conduct;

  •
  Required all Corporate personnel to pass an exam on the code and sign-off as to their understanding of it. Achieved a 98% compliance rate overall at February 2, 2008;

  •
  Carried out the significant sanctions imposed by the Board on the two members of management who committed the code of conduct violations during 2006.

  Stock Options

        At February 3, 2007, management identified a lack of adequate controls over the granting of stock options and related documentation, which constituted a material weakness in internal control over financial reporting. This weakness resulted in the use of incorrect accounting measurement dates for certain stock option grants and related errors in recording compensation expense and required a restatement of previously filed financial statements in the Annual Report on Form 10-K for the 2006 fiscal year. Management remediated this weakness by ensuring that the more rigorous policies, procedures and practices governing the approval and granting of equity incentive, as documented in the formal Policy Regarding Awards of Equity-Based Incentives to Executive Officers and Other Employees, adopted by the Board in June 2007, were implemented. Equity grants to members of the Board of Directors, the 2008 Long-Term Incentive Awards, the outstanding equity award commitments, and the annual equity award to associates were made in December 2007 and followed the new policies and procedures in all material respects.

  Financial Closing and Reporting Process

        Due to a lack of resources and the diversion of resources to the stock option investigation during 2006 and the resulting restatement of our financial statements, the Company concluded that it did not maintain effective controls over the period-end financial close and reporting processes as of February 3, 2007. As a result, the Company identified a number of adjustments to its 2006 financial statements after their normal release date arising from deficiencies in internal controls over the period end financial close and reporting process which, in aggregate, constituted a material weakness in internal control over financial reporting. In the fourth quarter of 2007, the Company hired a CFO and filled substantially all open positions in the accounting department, to help remediate the material weakness in the financial closing and reporting process. In addition, the Company improved internal controls through the date of this filing and will continue to strengthen controls over the financial close and reporting processes in the future. Specific improvements include:

  •
  Formalized the process, analytics and documentation around the monthly analysis of actual results against forecasts conducted within the finance department;

  •
  Documented and communicated a detailed comprehensive financial reporting timeline and checklist process to assist in the timely gathering and review of financial information;

  •
  Improved quality control reviews within the accounting function to ensure reconciliations were accurate in all material respects, were completed in a timely manner and were properly reviewed by management;

  •
  Formalized and expanded the documentation of certain of the Company's procedures with respect to review and oversight of financial reporting.

        As a result, management, with the participation of the Chief Executive Officer; Executive Vice-President, Finance and Administration; and Chief Financial Officer, has determined that the actions taken in regard to Control Environment, Stock Options, and Financial Closing and Reporting Process have remediated the previously identified material weaknesses in each of these areas.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Children's Place Retail Stores, Inc.
Secaucus, New Jersey:

        We have audited The Children's Place Retail Stores, Inc. (the "Company") internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, The Children's Place Retail Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Children's Place Retail Store, Inc. and Subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2008 and our report dated March 26, 2008 expressed an unqualified opinion thereon.

/s/BDO Seidman LLP

New York, NY
March 26, 2008

ITEM 9B.—OTHER INFORMATION

        None.

PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item will be included in the Company's Proxy Statement (the "Proxy Statement") in the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934"and is incorporated herein by reference.

ITEM 11.—EXECUTIVE COMPENSATION

        The information required by this item will be included in the Proxy Statement in the sections entitled "Information Regarding the Board of Directors—Compensation of Directors" and "Executive Compensation" and is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Report of Compensation Committee" is furnished and not deemed filed with the SEC.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                                              AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be included in the Proxy Statement in the section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item will be included in the Proxy Statement in the sections entitled "Executive Compensation—Employment Agreements" and "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14.—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will be included in the Proxy Statement in the section entitled "Fees Paid to Accountants for Services Rendered During the Last Fiscal Year" and is incorporated herein by reference.

PART IV

ITEM 15.—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Children's Place Retail Stores, Inc.
Secaucus, New Jersey:

        We have audited the accompanying consolidated balance sheets of The Children's Place Retail Stores, Inc. and Subsidiaries (the "Company") as of February 2, 2008, and February 3, 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008. In connection with our audit of the financial statements we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Children's Place Retail Stores, Inc. and Subsidiaries at February 2, 2008 and February 3, 2007, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States.

        Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 11 to the consolidated financial statements, effective February 4, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109.

        As discussed in Note 1 to the consolidated financial statements, effective January 29, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Children's Place Retail Store's Inc. internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 26, 2008 expressed an unqualified opinion thereon.

/s/BDO Seidman LLP

New York, NY
March 26, 2008

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 2, 2008	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$82,076	$114,490
Short term investments	—	75,175
Accounts receivable	45,698	35,173
Inventories	285,280	239,039
Prepaid expenses and other current assets	72,501	42,817
Deferred income taxes	25,321	16,410

Total current assets	510,876	523,104

Property and equipment, net	357,458	341,739
Deferred income taxes	125,292	69,039
Other assets	3,911	3,103

Total assets	$997,537	$936,985

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$88,976	$—
Accounts payable	80,807	82,169
Taxes payable	3,845	20,116
Accrued expenses and other current liabilities	136,867	138,770

Total current liabilities	310,495	241,055

Deferred rent liabilities	136,708	123,585
Deferred royalty	42,988	44,241
Other tax liabilities	23,520	—
Other long-term liabilities	11,593	6,317

Total liabilities	525,304	415,198

COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at February 2, 2008, and February 3, 2007	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 29,139,664 and 29,083,916 issued and outstanding at February 2, 2008, and February 3, 2007, respectively	2,914	2,909
Additional paid-in capital	195,591	188,566
Accumulated other comprehensive income	13,934	4,344
Retained earnings	259,794	325,968

Total stockholders' equity	472,233	521,787

Total liabilities and stockholders' equity	$997,537	$936,985

See accompanying notes to these consolidated financial statements.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Net sales	$2,162,559	$2,017,713	$1,668,736
Cost of sales	1,364,096	1,189,300	1,008,722

Gross profit	798,463	828,413	660,014
Selling, general and administrative expenses	698,590	625,490	513,994
Asset impairment charges	96,851	17,066	244
Other costs	12,020	761	—
Depreciation and amortization	79,700	65,701	52,886

Operating income (loss)	(88,698)	119,395	92,890
Interest income (expense), net	(53)	3,933	563

Income (loss) before income taxes (benefit) and extraordinary gain	(88,751)	123,328	93,453
Provision (benefit) for income taxes	(29,184)	35,938	35,149

Income (loss) before extraordinary gain	(59,567)	87,390	58,304
Extraordinary gain, net of taxes	—	—	1,665

Net income (loss)	$(59,567)	$87,390	$59,969

Per Share Amounts—Income (loss) before extraordinary gain
Basic earnings per common share	$(2.05)	$3.03	$2.11
Diluted earnings per common share	$(2.05)	$2.92	$2.03
Per Share Amounts—Net Income (loss)
Basic earnings per common share	$(2.05)	$3.03	$2.17
Diluted earnings per common share	$(2.05)	$2.92	$2.09
Basic weighted average common share outstanding	29,090	28,828	27,676
Diluted weighted average common share outstanding	29,090	29,907	28,687

See accompanying notes to these consolidated financial statements.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity	Comprehensive Income (loss)
	Shares	Amount
BALANCE, January 30, 2005	27,218	$2,722	$117,422	$178,609	$4,371	$303,124
Exercise of stock options and employee stock purchases	736	74	15,854			15,928
Tax benefit of stock option exercises			3,715			3,715
Stock based compensation including acceleration charges			10,371			10,371
Modifications of stock options—reclassification from equity to liability award			(297)			(297)
Change in cumulative translation adjustment, net of taxes of $470					2,840	2,840	$2,840
Net income (loss)				59,969		59,969	59,969

Comprehensive income (loss)							$62,809

BALANCE, January 28, 2006	27,954	$2,796	$147,065	$238,578	$7,211	$395,650
Exercise of stock options and employee stock purchases	1,130	113	27,048			27,161
Tax benefit of stock option exercises			11,001			11,001
Stock-based compensation expense—stock options			3,452			3,452
Change in cumulative translation adjustment					(2,867)	(2,867)	$(2,867)
Net income (loss)				87,390		87,390	87,390

Comprehensive income (loss)							$84,523

BALANCE, February 3, 2007	29,084	$2,909	$188,566	$325,968	$4,344	$521,787
Exercise of stock options and employee stock purchases	52	5	804			809
Tax benefit of stock option exercises			156			156
Adjustment to tax benefit of previously exercised stock options			(954)			(954)
Vesting of restricted stock	4	—	—			—
Adoption of FIN 48				(6,607)		(6,607)
Stock-based compensation expense			5,156			5,156
Modifications of stock option awards, net of $1,058 payable in cash			(174)			(174)
Modifications of stock options—reclassification between liability and equity awards			237			237
Fair value of land donated to Company for distribution center			1,800			1,800
Change in cumulative translation adjustment					9,590	9,590	$9,590
Net income (loss)				(59,567)		(59,567)	(59,567)

Comprehensive income (loss)							$(49,977)

BALANCE, February 2, 2008	29,140	$2,914	$195,591	$259,794	$13,934	$472,233

See accompanying notes to these consolidated financial statements.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(59,567)	$87,390	$59,969
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	79,700	65,701	52,886
Deferred financing fee amortization	216	319	370
Amortization of lease buyouts	227	260	168
Loss on disposals of property and equipment	2,912	1,770	625
Asset impairment charges	96,851	17,066	244
Other costs	12,020	761	—
Stock-based compensation and acceleration of stock option vesting	6,040	3,452	10,371
Stock-based compensation (benefit) expense related to liability awards	(660)	929	—
Deferred royalty, net	1,911	18,789	20,046
Extraordinary gain	—	—	(2,774)
Deferred taxes	(55,844)	(30,001)	(37,120)
Deferred rent expense and lease incentives	(15,656)	(7,616)	(10,061)
Changes in operating assets and liabilities:
Accounts receivable	(9,923)	(6,123)	(5,065)
Inventories	(40,924)	(26,168)	(50,473)
Prepaid expenses and other current assets	(5,690)	(3,723)	1,082
Prepaid income taxes	(23,118)	(5,958)	—
Other assets	(1,136)	(435)	—
Accounts payable	(565)	1,740	(1,842)
Accrued expenses, interest and other current liabilities	1,438	22,127	11,341
Income taxes payable	(11,153)	(32,593)	41,344
Deferred rent liabilities	26,777	30,669	23,586
Other liabilities	(5,079)	638	(908)

Total adjustments	58,344	51,604	53,820

Net cash (used in) provided by operating activities	(1,223)	138,994	113,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(199,766)	(155,069)	(89,229)
Acquisition of Disney Stores, net of acquired cash	—	—	2,240
Purchase of investments	(1,040,025)	(1,869,519)	(52,515)
Sale of investments	1,115,200	1,794,344	52,515
Other investing activities	—	1,023	(2,030)

Net cash used in investing activities	(124,591)	(229,221)	(89,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	623,131	246,967	577,344
Repayments under revolving credit facilities	(534,155)	(246,967)	(614,612)
Exercise of stock options and employee stock purchases	809	27,161	15,928
Excess tax benefit for stock option exercises	156	11,001	—

Net cash (used in) provided by financing activities	89,941	38,162	(21,340)

Effect of exchange rate changes on cash	3,459	(885)	2,590

Net increase (decrease) in cash and cash equivalents	(32,414)	(52,950)	6,020
Cash and cash equivalents, beginning of year	114,490	167,440	161,420

Cash and cash equivalents, end of year	$82,076	$114,490	$167,440

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$58,525	$92,459	$29,462
Cash paid during the year for interest	4,625	1,063	848
Decrease (increase) in accrued purchases of property and equipment, lease acquisition and software costs	11,535	(19,915)	7,976
Land received for distribution center	1,800	—	—

See accompanying notes to these consolidated financial statements.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Children's Place Retail Stores, Inc. and subsidiaries (the "Company") is primarily a specialty retailer of merchandise for children from newborn to ten years of age. The Company designs, contracts to manufacture and sells high-quality, value priced apparel and accessories and other children's-oriented merchandise under two brands and store concepts—"The Children's Place" and "Disney Store." As of February 2, 2008, the Company operated 904 The Children's Place stores in the United States, Canada and Puerto Rico and 335 Disney Stores in the United States and Canada. In addition, the Company operated Internet stores at www.childrensplace.com and www.disneystore.com. In addition to corporate offices and distribution facilities in the United States and Canada, the Company also has business operations in Asia.

Fiscal Year

        The Company's fiscal year is a 52-week or 53-week period ending on the Saturday nearest to January 31. The results for fiscal 2007 represent the 52-week period ended February 2, 2008 ("fiscal 2007"). The results for fiscal 2006 represent the 53-week period ended February 3, 2007 ("fiscal 2006") and the results for fiscal 2005 represent the 52-week period ended January 28, 2006 ("fiscal 2005").

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses reported during the period. Actual results could differ from the assumptions used and estimates made by management, which could have a material impact on the Company's financial position or results of operations.

Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of February 2, 2008, the Company does not have any investments in unconsolidated affiliates. The principles of the Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" and Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" are considered when determining whether an entity is subject to consolidation.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Reclassifications

        Reclassifications have been made to conform to current year presentation. A reclassification of cash disbursement overdraft balances from accounts payable to cash to the extent a right of offset exists for fiscal 2006 and fiscal 2005 reduced cash and increased accounts payable by approximately $2.5 million and approximately $5.8 million, respectively. A reclassification was made to fiscal 2006

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

balances to reclass approximately $1.7 million from deferred royalty to accrued expenses and other current liabilities.

Revenue Recognition

        The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $0.8 million and $0.3 million as of February 2, 2008 and February 3, 2007, respectively, for Internet shipments sent but not yet received by the customer. Sales tax collected from customers is excluded from revenue.

        An allowance for estimated sales returns is calculated based upon the Company's sales return experience and is recorded in accrued expenses and other current liabilities. The allowance for estimated sales returns was approximately $4.1 million and $3.4 million as of February 2, 2008 and February 3, 2007, respectively.

        The Company acts as an agent on behalf of a subsidiary of The Walt Disney Company, for the sale of Walt Disney World® Resort and Disneyland® Resort tickets sold in the Disney Stores. The Company includes in net sales the 7% commission it receives for the sale of these theme park tickets. The Company recorded commission income of approximately $4.6 million, $5.0 million and $4.8 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. (For clarification, the "DSNA Business" refers to the business the Company acquired from Disney as of November 21, 2004, whereas the "Disney Store business" refers to the Disney Store business the Company has operated since the acquisition. The Walt Disney Company and/or its subsidiaries are referred to interchangeably as "Disney.")

        The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. For The Children's Place, prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities. The Company recognizes income from gift cards that are not expected to be redeemed based upon an extended period of dormancy where statutorily permitted. The Company recognized income for gift card dormancy of approximately $0.6 million, $0.4 million and $0.3 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The Disney Store business acts as an agent on behalf of Disney for gift cards sold to customers. The Company recognizes a trade payable to Disney for the net purchases and redemptions of Disney gift cards.

        The Company offers a private label credit card to its Children's Place customers that provides a discount on future purchases once a minimum annual purchase threshold has been exceeded. The Company estimates the future discounts to be provided based on history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. The Company defers a proportionate amount of revenue from customers based on an estimated value of future discounts. The Company recognizes such deferred revenue as future discounts are taken on sales above the annual minimum. This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege. The Company's private label customers must earn the discount privilege on an annual basis, and such privilege expires at fiscal year end. Accordingly, deferred revenue for a given fiscal year is recognized by the end of that fiscal year. The

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company commenced its 2008 private label program in January 2008. Accordingly, the Company recognized $0.4 million in deferred revenue at February 2, 2008.

Inventories

        Inventories, which consist primarily of finished goods, are stated at the lower of average cost or market, calculated using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio by merchandise department to the retail value of inventories. Inventory includes items that have been marked down to the Company's best estimate of their fair market value and an estimate for inventory shrinkage. The Company bases its decision to mark down merchandise upon its current rate of sale, the season and the sell-through of the item. The Company adjusts its inventory based upon an annual physical inventory and shrinkage is estimated in interim periods based upon the historical results of physical inventories in the context of current year facts and circumstances.

Cost of Sales

        In addition to the cost of inventory sold, the Company includes buying, design and distribution expenses, shipping and handling costs on merchandise sold directly to customers, and letter of credit fees in its cost of sales. The Company records all occupancy costs in its cost of sales, except administrative office buildings, which are recorded in selling, general and administrative expenses. All depreciation is reported on a separate line on the Company's consolidated statements of operation.

Accounting for Equity Compensation and Stock Purchase Plans

        The Company maintains several equity compensation plans, which are administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Compensation Committee is comprised of independent members of the Board of Directors (the "Board"). The Company has granted stock options under its 1996 Stock Option Plan (the "1996 Plan"), its 1997 Stock Option Plan (the "1997 Plan"), and its 2005 Equity Incentive Plan (the "2005 Equity Plan") (collectively, the "Plans"). The 2005 Equity Plan, which was approved at the June 23, 2005 Annual Meeting of Stockholders, enabled the Compensation Committee to grant multiple forms of equity compensation such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards. In connection with the adoption of the 2005 Equity Plan, the Compensation Committee agreed not to issue any additional stock options under the 1996 Plan or the 1997 Plan and to limit the aggregate grant of awards under the 2005 Equity Plan during fiscal years 2005, 2006 and 2007 to less than 2.5% of the aggregate number of shares of the Company's common stock outstanding on the last day of the 2005, 2006, and 2007 fiscal years, respectively. The Company also maintains an Employee Stock Purchase Plan (the "ESPP").

  Stock Options

        At the discretion of the Compensation Committee, the Plans provide for granting incentive stock options ("ISOs") qualified under Section 422 of the Internal Revenue Code and non-qualified stock options ("NQOs"). Options granted under the Plans have a maximum term of ten years. Exercise prices of options granted under the 2005 Equity Plan may not be less than the fair market value of the underlying shares at the date of the grant. The Plans also contain certain provisions requiring that the

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

exercise price of ISOs granted to stockholders owning greater than 10% of the Company be at least 110% of the fair market value of the underlying shares and a maximum term of five years. Unless otherwise specified by the Compensation Committee:

  •
  Options granted prior to April 2005 under the 1996 Plan and the 1997 Plan generally vest at 20% a year over a five-year period; and

  •
  Options granted subsequent to April 2005 under the 1997 Plan and the 2005 Equity Plan generally vest at 25% a year over a four-year period.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Accounting for Share-Based Payments," ("SFAS 123(R)"), the Company recognizes equity compensation expense for its stock awards on a straight-line basis with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date.

        Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under this method, prior periods are not restated. In applying SFAS 123(R), the Company uses the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long an employee will hold their vested stock options before exercise, the estimated volatility of the Company's common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and the related expense recognized in the Company's financial statements. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding, but not yet vested, as of the effective date. SFAS 123(R) requires disclosure of pro forma financial information for periods prior to adoption. Refer to Note 2—Stock-Based Compensation for the Company's pro forma disclosure as required by SFAS 123(R).

        Prior to January 29, 2006, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" and the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure," the Company accounted for its stock award plans and its ESPP under the intrinsic value method described in the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related accounting interpretations. Under APB 25, options granted at prices that equaled or exceeded their quoted market price at the date of grant generally required no compensation expense to be recorded at the date of the grant.

        On January 27, 2006, the Company accelerated the vesting of approximately 2.1 million stock options, excluding approximately 355,000 options held by non-executive members of the Board of Directors, certain executives of the Company, and a subsidiary board member, in order to eliminate the impact of approximately $24.5 million of share-based compensation expense on future operating results related to past option grants. As a result, in the fourth quarter of fiscal 2005, in accordance with APB 25, the Company recognized a share-based compensation charge of approximately $1.7 million, which represents the Company's estimate of intrinsic value that would have been forfeited had the acceleration not occurred. For option holders with 5,000 or more unvested options that were accelerated, the Company imposed restrictions on their sale or transfer until the time the option would

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

have vested under its original vesting schedule. However, these vesting restrictions lapse upon the option holder's disability, death or in the event of a change in control of the Company. Transfer restrictions will not apply after the original vesting date for the accelerated options with respect to any shares acquired upon the exercise of accelerated options, whether or not the transfer restriction agreement was signed.

        Prior to the adoption of SFAS 123(R), the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Stock Option." SFAS 123(R) now requires the Company to reflect the tax savings resulting from tax deductions in excess of expense in its financial statements as a financing cash flow.

  Performance Awards

        Prior to fiscal 2006, equity compensation for key management consisted only of stock option awards. Upon consideration of several factors, including the impact of SFAS 123(R), the Company decided in fiscal 2006 to begin granting performance awards to key members of management, as selected by the Compensation Committee. Performance awards are shares of common stock to be issued to participants if performance criteria, as defined by the Compensation Committee, are met. Performance criteria generally consist of earnings per share or operating income targets over multiple years along with a service requirement on the part of the awardees.

  Deferred and Restricted Stock Awards

        The Company's equity plans also provide for the issuance of deferred and restricted stock awards ("Deferred Stock"). Beginning in fiscal 2006, Company practice has been to issue deferred stock to its employees as opposed to stock options. Deferred stock generally vests equally over three to four years from the date of grant. Compensation expense for deferred stock is determined by the fair market value of the Company's stock on the date of grant, as determined by the average of the high and low trading price, and is expensed on a straight-line basis over the service period with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date.

  Stock Purchase Plan

        Prior to September 2006, the Company administered an ESPP. Under the ESPP, eligible employees were permitted to subscribe to purchase shares of Company common stock through payroll deductions of up to 10% of eligible compensation, subject to limitations. The purchase price was 95% of the average high and low prices of the Company's common stock on the last trading day of each monthly offering period, which is deemed to be non-compensatory. In September 2006, the Company suspended its ESPP plan.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss) per Common Share

        The Company reports its earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of both basic and diluted earnings (loss) per share on the statements of operations.

        In accordance with SFAS 128, the following table reconciles income (loss) and share amounts utilized to calculate basic and diluted net income (loss) per common share (in thousands):

	For the Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Net income (loss)	$(59,567)	$87,390	$59,969

Basic weighted average common shares	29,090	28,828	27,676
Dilutive effect of stock awards	—	1,079	1,011

Diluted weighted average common shares	29,090	29,907	28,687

Antidilutive stock awards	1,555	23	57

        The net loss per share presented in the consolidated statement of operations for fiscal 2007 excludes the dilutive effect of all stock options and unvested deferred and restricted shares, which would have been antidilutive as a result of the net loss. For fiscal 2006 and fiscal 2005, antidilutive stock awards represent stock options that have an exercise price greater than the average market price during the period, and are excluded from the computation of diluted shares.

Accounting for Royalties due Under the License Agreement

        In fiscal 2004, the Company entered into a License and Conduct of Business Agreement (the "License Agreement") to secure the right to use certain Disney intellectual property in the Disney Store business in exchange for ongoing royalty payments. (See Note 3—License Agreement with Disney.)

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

        In accordance with the License Agreement, following a two year royalty abatement, the Company began making royalty payments to Disney in November 2006 equal to 5% of net sales from physical Disney Store locations, subject to an additional royalty holiday period of up to eight years from the date of the License Agreement with respect to a limited number of stores. The amortization of the royalty holiday is recognized on a straight-line basis as a reduction of royalty expense over the term of the License Agreement. Royalty expense, and the associated amortization of the royalty holiday, is recorded in selling, general and administrative expenses. In August 2007, the Company and Disney entered into an agreement which modified certain provisions of the License Agreement and created

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

certain additional obligations on the part of the Company (the "Refurbishment Amendment"). The Refurbishment Amendment, among other things, ended the royalty abatement at certain locations identified in the original License Agreement. Refer to Note 3—License Agreement with Disney for additional information regarding the Refurbishment Amendment.

        The actual value of the royalty holiday is not determinable until the completion of the royalty holiday period, and may differ materially from the Company's current estimate. Estimates for the royalty holiday are adjusted on a periodic basis, and the cumulative adjustment is recorded in such period. The Company's classification of royalty expense in selling, general and administrative expenses may not be comparable to the classification of such costs at other companies. Deferred royalties were approximately $43.0 million and $44.2 million at February 2, 2008 and February 3, 2007, respectively.

Accounts Receivable

        Accounts receivable consist of credit card receivables, landlord construction incentive receivables and other miscellaneous items. Landlord construction incentive receivables were approximately $28.9 million and $19.3 million at February 2, 2008 and February 3, 2007, respectively.

Investments

        Investments are classified in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments are principally comprised of Variable Rate Demand Notes ("VRDN"). The Company had no short-term investments as of February 2, 2008. The Company had short-term investments in VRDN of approximately $75.2 million as of February 3, 2007. VRDN are classified as available-for-sale and are stated at fair value. Interest rates reset periodically and the investments typically are settled within 35 days. As a result, there are no cumulative gross unrealized holding gains or losses related to these securities. Income from these investments is recorded in interest income.

Derivative Instruments

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings in either income from continuing operations or accumulated other comprehensive income, depending on whether the derivative qualifies for hedge accounting treatment. During the three year period ended February 2, 2008, the Company was not party to any derivative financial instruments.

Insurance and Self-Insurance Reserves

        The Company self-insures and purchases insurance policies to provide for workers' compensation, general liability and property losses, as well as director and officer's liability, vehicle liability and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. The Company records the current portions of employee medical benefits, workers compensation and general liability

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reserves in accrued expenses and other current liabilities. As of February 2, 2008 and February 3, 2007, the current portions of these reserves were approximately $7.0 million and $6.6 million, respectively. The Company records the long-term portions of employee medical benefits, workers compensation and general liability reserves in other long-term liabilities. As of February 2, 2008 and February 3, 2007, the long-term portions of these reserves were approximately $7.5 million and $6.3 million, respectively.

Accounting for Acquisitions

        The acquisition of the DSNA Business was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations" ("SFAS 141"). As such, the Company analyzed the fair value of identified tangible and intangible assets acquired and liabilities assumed, and determined the excess of fair value of net assets acquired over cost. This excess was recorded as an extraordinary gain in fiscal 2005.

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

        The Company accounts for internally developed software intended for internal use in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes development-stage costs such as direct external costs, direct payroll related costs and interest costs incurred to develop the software prior to implementation. When development is substantially complete, the Company amortizes the cost of the software on a straight-line basis over the expected life of the software. Preliminary project costs and post-implementation costs such as training, maintenance and support are expensed as incurred.

Accounting for Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company periodically reviews its assets when events indicate that their carrying value may not be recoverable. Such events include a history of operating or cash flow losses or an expectation that an asset will be sold or disposed of significantly before the end of its previously estimated useful life. The Company also evaluates each store's performance (in the fiscal year after a store has been opened) on a periodic basis and measures the carrying value of each location's fixed assets, principally leasehold improvements and certain fixtures, versus its undiscounted estimated future cash flows. When the evaluation of a store location indicates that its cash flows are not sufficient to recover the carrying value of the long-term assets at the store, the store assets are deemed to be impaired and are adjusted to their fair values.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Exit or Disposal Activities

        The Company accounts for its exit and disposal costs in accordance with SFAS No. 146, "Accounting Associated with Exit or Disposal Activities" (SFAS 146") and records costs at fair value to terminate an operating lease or contract when termination occurs before the end of its term and without future economic benefit to the Company. During fiscal 2007, the Company recorded approximately $12.0 million in other costs, which were comprised of $6.1 million in costs associated primarily with the cancellation of the Disney Store remodeling program and $5.9 million in lease exit costs related to our decision not to proceed forward with the construction of the Emerson Lane administrative office building. During fiscal 2006, the Company recorded approximately $0.8 million in lease exit costs for one store lease.

Deferred Financing Costs

        The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are amortized on a straight line basis as interest expense over the term of the related indebtedness. Deferred financing costs were approximately $0.2 million, net of accumulated amortization, as of February 2, 2008 and February 3, 2007.

Pre-opening Costs

        Store pre-opening costs, which consist primarily of occupancy costs, payroll, supply, and marketing expenses, are expensed as incurred, and are included in selling, general and administrative expenses. Occupancy costs incurred during construction, prior to and during store pre-opening activities are considered pre-opening costs, not rent expense.

Advertising and Marketing Costs

        The Company expenses the cost of advertising when the advertising is first run or displayed. Included in selling, general and administrative expenses for fiscal 2007, fiscal 2006 and fiscal 2005 are advertising and other marketing costs of approximately $61.7 million, $57.2 million and $46.4 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between financial statement and income tax bases of assets and liabilities. Temporary differences result primarily from depreciation and amortization differences for book and tax purposes and the non-deductibility of certain reserves and accruals for tax purposes.

        During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, the Company recognizes tax liabilities when they become probable and estimable, and the Company's estimates include taxes and interest. These tax liabilities are recognized when, despite the Company's belief that its tax return positions are supportable, the Company believes that certain positions are likely to be challenged and may not be fully sustained upon review by tax authorities. The Company believes that its accruals for tax liabilities are adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

        Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

        The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109" ("FIN 48") on February 4, 2007. FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement criteria for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accrued interest and penalties related to unrecognized tax benefits are included as part of the provision for income taxes.

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

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

current transaction between willing parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices for the same or similar financial instruments.

        As cash and cash equivalents, accounts receivable and payable, the Company's credit facilities and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.

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

Legal Contingencies

        The Company reserves for litigation settlements and contingencies when it can determine the probability of outcome and can estimate losses. Estimates are adjusted as facts and circumstances require. The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial condition. The Company expenses the costs to settle litigation as incurred.

Newly Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008.. We do not expect the adoption of SFAS 157 to have a material effect on our consolidated balance sheets and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

November 15, 2007. We do not expect the adoption of SFAS 159 to have a material effect on our consolidated balance sheets and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business or a gain from a bargain purchase and determines what information to disclose to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS 141R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS 141R to have an impact on its consolidated financial statements upon adoption.

2. STOCK-BASED COMPENSATION

        The Company maintains several equity compensation plans. The Company has granted stock options under its 1996 Plan, its 1997 Plan and its 2005 Equity Plan. Under its 2005 Equity Plan, the Company also has granted other forms of equity compensation, including deferred and restricted stock and performance awards.

        During the fourth quarter of fiscal 2007, the Compensation Committee approved the 2008 Long Term Incentive Plan (the "LTIP"). The LTIP provides for the issuance of deferred stock awards and performance awards to key members of management (the "Participants"). The awards are based on salary level and the fair market value of the Company's common stock on the date the Compensation Committee approves the grant. The deferred stock awards vest over three years and have a service requirement only. Key features of the performance awards are as follows:

  •
  Each performance award has a defined number of shares that a Participant can earn (the "Target Shares"). Based on performance levels, Participants can earn up to 200% of their Target Shares.

  •
  Performance awards have a service requirement and performance criteria that must be achieved for the awards to vest.

  •
  The performance criteria, which were approved by the Compensation Committee in the first quarter of fiscal 2008, is based on the Company's achievement of operating income levels in each of the fiscal years 2008, 2009 and 2010, as well as in the aggregate.

  •
  Awards may be earned in each of the fiscal years based upon meeting the established performance criteria for that year, however the Participants, except in certain circumstances, must be employed by the Company at the end of the three year performance period or their awards are forfeited.

        Pursuant to the LTIP, the Compensation Committee approved the issuance of 245,681 deferred stock awards and performance awards that provide for 245,681 Target Shares. Expense was recognized for the deferred stock awards which are based only on service requirements. Since the performance criteria were not approved until the first quarter of fiscal 2008, there was no mutual understanding of

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. STOCK-BASED COMPENSATION (Continued)

the key terms and conditions of the performance awards between the Company and the Participants as of February 2, 2008. Therefore, no grant date was established in fiscal 2007. In addition, the service inception date was not established in fiscal 2007 because no performance criteria were applicable to fiscal 2007 and a substantial future service requirement exists. Accordingly, no expense related to this grant has been recorded in fiscal 2007.

        During the fourth quarter of fiscal 2007, the Compensation Committee approved the issuance of 472,833 deferred stock awards, 63,294 restricted stock awards, and 113,696 stock options that vest over periods of three to four years. These awards consisted of annual equity awards to associates, new hire and promotional awards and awards to the Company's board members. The total awards issued included a catch up for those awards delayed from being issued in fiscal 2006 due to the Company's stock option investigation.

        During the fourth quarter of fiscal 2007, the Company modified 730,742 stock options that had been previously issued with exercise prices below the fair market value of the Company's common stock on the date the options were granted. The modification increased the exercise price of each option to its grant date fair market value. For 284,633 of the repriced stock options, the modification also included an agreement to pay the option holders a cash payment equal to the change in the exercise price for each option modified. As a result, the Company recorded a stock compensation charge of $0.9 million, a cash payable of $1.1 million, and a reduction to equity of $0.2 million.

        During the first quarter of fiscal 2006, the Company issued performance awards to certain key members of management. Each performance award provided for the issuance of a targeted number of shares of the Company's common stock with the aggregate number of target shares for all performance awards aggregating 566,500 shares. The awards were based on, among other conditions, achieving a minimum earnings per share level in fiscal 2007 and a minimum cumulative earnings per share level for fiscal years 2005, 2006, and 2007. The number of shares earned would be equal to the number of target shares multiplied by a factor between 0% and 200% based on the cumulative earnings per share achieved. During the first quarter of fiscal 2006, the Company recorded $2.3 million of related expense based on an estimated factor of 100%. Prior to filing its fiscal 2006 second quarter results on Form 10-Q, the Company estimated that the minimum target would not be met and accordingly reversed the previously recorded $2.3 million. That assessment remained unchanged and at February 2, 2008, it was concluded that the minimum requirements were not achieved and no shares were earned.

        During fiscal 2006, the Company promised stock options and deferred stock awards for which it was unable to complete the granting process due to the suspension of equity award grants. Based on the Company's commitment to honor these grants, liability awards were established. In fiscal 2007 after the suspension was lifted, these awards were converted to equity awards and the related liabilities were transferred to equity.

        Terminated employees have 90 days from date of termination to exercise their vested options. Due to the suspension of stock option exercises on September 14, 2006, the Company modified options held by terminated employees to extend their expiration dates until after the date the suspension is lifted (i.e., tolled stock options). After the suspension was lifted on December 10, 2007, terminated employees had the same number of days to exercise their options as if the suspension had not occurred. Options that were tolled for employees terminated prior to September 14, 2006 were accounted for as liability awards because the option holders were no longer employees at the time of the modification and because of the Company's inability to provide shares upon exercise. These options were reclassified to equity awards after the suspension was lifted. Options that were tolled for employees terminated after September 14, 2006 were accounted for as equity awards because their options were tolled in conjunction with their termination.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. STOCK-BASED COMPENSATION (Continued)

        The following tables summarize the Company's equity and other stock-based compensation expense, which in fiscal 2007 and 2006 was determined in accordance with SFAS 123(R) (in thousands):

	Fiscal Year Ended February 2, 2008
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$1,221	$1,221
Stock compensation expense related to the issuance of liability awards	—	129	129
Deferred stock expense	113	590	703
Restricted stock expense	—	141	141
Expense related to the modification of previously issued stock options, primarily tolling	684	3,291	3,975
Fair market value adjustments of tolled stock options accounted for as liability awards	(543)	(246)	(789)

Total stock-based compensation expense	$254	$5,126	$5,380

	Fiscal Year Ended February 3, 2007
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$1,944	$1,944
Stock compensation expense related to the issuance of liability awards	—	97	97
Expense related to the modification of previously issued stock options, primarily tolling	26	1,482	1,508
Tolled stock options accounted for as liability awards and related fair market value adjustments	552	280	832

Total stock-based compensation expense	$578	$3,803	$4,381

	Fiscal Year Ended January 28, 2006
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock compensation expense related to revised measurement dates	$1,701	$6,664	$8,365
Stock compensation expense related to acceleration of vesting	394	1,258	1,652
Expense related to the modification of previously issued stock options	—	354	354

Total stock-based compensation expense	$2,095	$8,276	$10,371

        The Company recognized tax benefits related to equity compensation expense of approximately $2.1 million, $1.7 million and $3.9 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. STOCK-BASED COMPENSATION (Continued)

        As of February 2, 2008, the Company had the following shares available for grant under its 2005 Equity Plan, assuming that the performance awards issued on December 10 are earned at 100%:

Performance share target assumption	0%	100%	200%
Shares available at January 28, 2006	1,899,400	1,899,400	1,899,400
Equity award activity during fiscal 2006:
Stock options granted	3,000	3,000	3,000
Performance shares authorized	—	566,500	1,133,000
Performance shares cancelled	—	(22,521)	(45,042)

Net equity award activity during fiscal 2006	3,000	546,979	1,090,958

Shares available at February 3, 2007	1,896,400	1,352,421	808,442

Equity award activity during fiscal 2007:
Stock options granted	113,696	113,696	113,696
Stock options forfeited	(20,000)	(20,000)	(20,000)
Deferred stock granted	536,127	536,127	536,127
Deferred stock forfeited	(39,459)	(39,459)	(39,459)
Performance shares authorized	—	245,681	491,362
2006 performance shares cancelled	—	(543,979)	(1,087,958)
2007 performance shares cancelled	—	(35,709)	(71,418)

Net equity award activity during fiscal 2007	590,364	256,357	(77,650)

Shares available at February 2, 2008	1,306,036	1,096,064	886,092

Stock Options

        SFAS 123(R) also requires disclosure of pro forma financial information for periods prior to adoption. The following table sets forth the effects on net income and earnings per share as if the fair value accounting method under SFAS 123 had been applied to all outstanding and unvested stock

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. STOCK-BASED COMPENSATION (Continued)

option awards and employee stock purchases in the fiscal year ended January 28, 2006 (in thousands, except per share amounts):

Fiscal Year Ended January 28, 2006
Net income—
As reported	$59,969
Add: Stock-based compensation expense included in net income, net of related tax effects(1)	6,158
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(28,857)

Pro forma	$37,270

Earnings per share—
Basic—as reported	$2.17
Basic—pro forma	1.35
Diluted—as reported	2.09
Diluted—pro forma	$1.30

    (1)
    Includes effects of stock option vesting acceleration recognized in advance of adoption of SFAS 123(R).

        Pro forma income per common share excludes the effect of approximately 57,000 stock options for the fiscal year ended January 28, 2006, which would have been antidilutive as a result of the impact of unamortized stock-based compensation expense determined under fair value-based methods. The above pro forma results are not indicative of equity compensation expense reported under the requirements of SFAS 123(R).

        The fair value of issued stock options has been estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

	For the Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Dividend yield	0%	0%	0%
Volatility factor(1)	45.8%	41.4%	44.7%
Weighted average risk-free interest rate(2)	3.3%	4.4%	3.9%
Expected life of options(3)	4.9 years	4.8 years	4.8 years
Weighted average fair value on grant date	$10.67 per share	$19.37 per share	$21.14 per share

(1)
Commencing in fiscal 2005 expected volatility is based on a 50:50 blend of the historical and implied volatility with a two-year look back on the date of each grant. For options issued in the fourth quarter of fiscal 2004, the Company used the average of the implied volatility from the Company's market-traded options and the historical volatility of its stock price to compute the volatility factor, which approximated 52% in the fourth quarter of fiscal 2004.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. STOCK-BASED COMPENSATION (Continued)

(2)
The risk-free interest rate is based on the risk-free rate corresponding to the grant date and expected term.

(3)
Commencing in fiscal 2005, the expected option term used in the Black-Scholes calculation is based on a Monte Carlo simulation incorporating a forward-looking stock price model and a historical model of employee exercise and post-vest forfeiture behavior.

        Changes in stock options under equity plans for the three fiscal years in the period ended February 2, 2008 are summarized below:

	Fiscal Year Ended
	February 2, 2008		February 3, 2007		January 28, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	2,321,805	$30.36	3,494,061	$28.34	3,225,685	$22.67
Repricing(1)	—	5.08	—	—	—	—
Granted	113,696	24.46	3,000	46.24	1,182,900	39.27
Exercised(2)	(52,049)	15.55	(1,117,286)	23.77	(716,940)	21.10
Forfeited	(162,548)	35.21	(57,970)	36.01	(197,584)	25.93

Options outstanding at end of year(3)	2,220,904	$31.72	2,321,805	$30.36	3,494,061	$28.34

Options exercisable at end of year(4)	2,093,289	$32.03	2,172,138	$30.32	3,101,058	$27.95

Options available for grant at end of year(5)	1,096,064

(1)
During the fourth quarter of fiscal 2007, the Company repriced 730,742 stock options that had a weighted average exercise price of $33.13. After the repricing, these stock options had a weighted average exercise price of $38.21.

(2)
The aggregate intrinsic value of options exercised was approximately $0.5 million, $37.0 million and $18.6 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

(3)
The aggregate intrinsic value of options outstanding at the end of fiscal 2007 was approximately $1.3 million.

(4)
The aggregate intrinsic value of options exercisable at the end of fiscal 2007 was zero.

(5)
Assumes the issuance of performance shares at 100%, net of cancellations. These awards were authorized but not yet considered granted for accounting purposes. If the performance shares are earned at 200%, the resulting options available for grant would be reduced by approximately 210,000.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes information regarding options outstanding at February 2, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 8.70–$19.16	279,861	$14.58	5.0	233,861	$13.71	4.1
$19.88–$27.65	753,714	25.00	5.1	711,016	24.88	4.8
$28.31–$42.15	621,129	35.38	6.4	596,129	35.60	6.2
$44.12–$49.41	566,200	45.12	6.4	552,283	45.14	6.4

$ 8.70–$49.41	2,220,904	$31.72	5.8	2,093,289	$32.03	5.6

        Changes in the Company's unvested stock options for the fiscal year ended February 2, 2008 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested options, beginning of year	150	$15.73
Granted	114	9.52
Vested	(82)	15.85
Forfeited	(54)	15.37

Unvested options, end of year	128	10.25

        Total unrecognized equity compensation expense related to unvested stock options approximated $1.0 million as of February 2, 2008, which will be recognized over a weighted average period of approximately 2.5 years.

Deferred and Restricted Stock

        Changes in the Company's unvested deferred stock for the fiscal year ended February 2, 2008 were as follows:

	Number of Performance Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested deferred and restricted stock, beginning of year	—	$—
Granted	536	29.76
Vested	(4)	30.04
Forfeited	(39)	30.04

Unvested deferred and restricted stock, end of year	493	$29.74

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. STOCK-BASED COMPENSATION (Continued)

Performance Awards

        Changes in the Company's unvested Performance Awards for the fiscal year ended February 2, 2008 were as follows:

	Number of Performance Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of year	544	$46.70
Authorized(1)	246	19.00
Vested	—	—
Forfeited(1)	(580)	44.98

Unvested performance shares, end of year	210	$19.00

    (1)
    The grant date for accounting purposes of the 2008 LTIP performance awards has not yet occurred. The weighted average grant date fair value is based on the Company's stock price as of February 2, 2008.

3. LICENSE AGREEMENT WITH DISNEY

        The Company acquired in November 2004, through two wholly-owned subsidiaries, certain assets used to operate the Disney Store retail chain in North America (the "Disney Store business") from affiliates of The Walt Disney Company ("Disney"). As a result of the acquisition, these subsidiaries acquired 313 Disney Stores, consisting of all existing Disney Stores in the United States and Canada, other than "flagship" stores and stores located at Disney theme parks and other Disney properties, along with certain other assets used in the Disney Store business. In addition, the lease obligations for all 313 stores and other legal obligations became obligations of the Company's subsidiaries. Subsequently, the Company's subsidiaries acquired two Disney Store flagship stores, one in Chicago, Illinois and the other in San Francisco, California as well as certain Disney Store outlet stores. The Company's subsidiaries that operate the Disney Store business are referred to herein interchangeably and collectively as "Hoop." See Note 16-Subsequent Events for a discussion of the Company's plans to exit the Disney Store business and the Disney Store bankruptcy that was filed in the U.S. on March 26, 2008 and in Canada on March 27, 2008.

        Concurrent with the acquisition, the Company entered into a License Agreement and a Guaranty and Commitment (the "Guaranty and Commitment Agreement"). Under the License Agreement, Hoop has the right to use certain Disney intellectual property, subject to Disney approval, in the Disney Store business in exchange for ongoing royalty payments. Pursuant to the terms of the License Agreement, Hoop operates retail stores in North America using the "Disney Store" name and contracts to manufacture, source, offer, and sell merchandise featuring Disney-branded characters, past, present and future. The initial term of the License Agreement is 15 years and, if certain financial performance and other conditions are satisfied, the License Agreement may be extended at the Company's option for up to three additional ten-year terms.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LICENSE AGREEMENT WITH DISNEY (Continued)

Royalty Payments

        Under the License Agreement, Hoop began making royalty payments to Disney in November 2006 equal to 5% of net sales at physical Disney Store retail locations, subject to a royalty abatement with respect to a limited number of stores (the "Non-Core Stores").

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

        The License Agreement granted the Company a two-year royalty holiday from the November 2004 acquisition. The Company made royalty payments under the License Agreement of $29.3 million, $6.1 million and $0.0 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Due to the royalty holiday, there were no royalty amounts paid under the License Agreement during fiscal 2005. Net royalty expense was approximately 4.3% of Disney Store net sales during fiscal 2007 and was approximately 4.1% of Disney Store net sales during fiscal 2006 and fiscal 2005. During fiscal 2007, fiscal 2006 and fiscal 2005, the Company recorded $27.7 million, $25.0 million and $20.0 million, respectively, for royalty expense and had an accrued liability of $1.8 million and $1.7 million due to Disney on its fiscal 2007 and 2006 balance sheets, respectively, as the Company pays for its royalty one month in arrears.

        Additionally, the Company had deferred royalties of approximately $43.0 million and approximately $44.2 million on its fiscal 2007 and fiscal 2006 balance sheets, respectively.

Liquidity Restrictions

        The License Agreement limits Hoop's ability to make cash dividends or other distributions. Hoop's independent directors must approve payment of any dividends or other distributions, other than payments of:

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

        In the normal course of business, Hoop has reimbursed the Company for intercompany services but has not paid any dividends or made other distributions. Under the License Agreement, Hoop cannot incur indebtedness or guarantee indebtedness without written approval from TDS Franchising LLC ("TDSF"), an affiliate of The Walt Disney Company, except in permitted

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LICENSE AGREEMENT WITH DISNEY (Continued)

circumstances as outlined by the License Agreement. The License Agreement provides that trade letters of credit to fund inventory purchases are permitted without limitation; borrowings under all term and revolving loans are limited to $35.0 million, with a maximum of $7.5 million for term loan borrowings; and the aggregate amount outstanding under all term and revolving loans must be reduced to $10.0 million or less at least once annually.

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

        The License Agreement also entitles Disney to designate a representative to attend meetings of the Company's Board and the Hoop Board as an observer. Upon the occurrence of certain specified events, including an uncured royalty breach and other repeated material breaches by Hoop of the terms of the License Agreement, certain material breaches by the Company of the terms of the Guaranty and Commitment, and certain changes in ownership or control of the Company or Hoop, Disney will have the right to terminate the License Agreement, in which event Disney may require the Company to sell the Disney Store business to Disney or one of its affiliates or to a third party at a price to be determined by appraisal or, in the absence of such sale, to wind down the Disney Store business in an orderly manner.

Internet Commerce Operations

        Beginning in July 2007, the Company's subsidiaries commenced Internet commerce operations through an alliance with a Disney affiliate in which certain Disney Store merchandise is sold on the disneyshopping.com website. Disney Store merchandise is accessible through either www.disneystore.com or www.disneyshopping.com. For the use of the Disney Internet commerce website, the Company pays a Disney affiliate fees based on a percentage of e-commerce sales, a portion of which is allocated to cost of sales and a portion to selling, general and administrative expenses.

Refurbishment Amendment

        In August 2007, the Company and Disney amended the License Agreement by executing the Refurbishment Amendment. The Refurbishment Amendment took effect retroactively as of June 6, 2007, the original effective date of a Letter Agreement covering the same subject matter and that the Refurbishment Amendment superseded. Subject to compliance with the terms and satisfaction of the conditions in the Refurbishment Amendment, Disney agreed to forbear from exercising any rights or remedies it would have under the License Agreement based on previously asserted breaches of the License Agreement. If the Company violates any of the provisions, Disney may terminate its forbearance and exercise any or all of its rights and remedies under the License Agreement, including possibly terminating the Company's license to operate the Disney Stores, as if the Refurbishment Amendment had not been executed. If the Company breaches any of the provisions of the Refurbishment Amendment on three or more occasions and Disney has not previously terminated the Refurbishment Amendment, the agreement states that a payment of $18.0 million is to be made to Disney with respect to the breach fees called for by the License Agreement. If the Company violates

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LICENSE AGREEMENT WITH DISNEY (Continued)

any of the provisions of the Refurbishment Amendment on five or more occasions, the Refurbishment Amendment provides that Disney would have the right to immediately terminate the License Agreement, without any right by the Company to defend, counterclaim, protest or cure. The Refurbishment Amendment relates only to those breaches specifically enumerated therein. Disney continues to retain all its other rights and remedies under the License Agreement with respect to any other breaches.

        The Refurbishment Amendment set forth specific requirements regarding the Disney Stores to be remodeled and otherwise refreshed over the period the Refurbishment Amendment is in effect. In connection with the Refurbishment Amendment, the Board of Directors authorized the Company to invest $175 million to remodel and refresh these stores through fiscal 2011. The Refurbishment Amendment imposes specific requirements for timing, numbers of stores and the type of "maintenance and refresh" work to be performed. The "maintenance and refresh" program was expected to cost approximately $16 million over the 12 month period, of which approximately $6.9 million was incurred in fiscal 2007. Some of the stores required to be refreshed under this program were required to be remodeled at a later date in accordance with the Refurbishment Amendment. The Refurbishment Amendment also committed the Company to open 18 new stores by January 31, 2009. The Company expected to fund these amounts through cash flow from operations of the Disney Store business, borrowings and availability under the Company's credit facilities and capital contributions from The Children's Place business to the Disney Store business.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LICENSE AGREEMENT WITH DISNEY (Continued)

        The following reflects additional information regarding the Refurbishment Amendment and certain additional obligations on the part of the Company and Hoop:

1.
Hoop developed a new store prototype for Disney Store and for Disney Store outlets and obtained TDSF's approval of these new store prototypes. The Refurbishment Amendment required Hoop to convert seven existing Disney Stores identified in the Refurbishment Amendment to the new store prototype by December 31, 2007, based upon a detailed timeline for each of these stores. In addition, under the Refurbishment Amendment, by the end of fiscal 2008, Hoop was required to convert at least 49 additional existing Disney Stores identified in the Refurbishment Amendment to the new store prototype and to open at least 18 new Disney Stores using the new prototype. Hoop was required to convert to the new prototype at least 60 additional existing stores by the end of fiscal 2009, at least 70 additional existing stores by the end of fiscal 2010, and at least 50 additional existing stores by the end of fiscal 2011. In addition to the 18 new stores to be opened by January 31, 2009 using the new store prototype, Hoop had the right to open up to a specified number of additional new stores using the new store prototype during each fiscal year.

2.
Hoop conducted a review of all existing Disney Stores bearing the "Mickey" store design (excluding those "Mickey" stores that were to be converted to the new store prototype), as well as all existing Disney Stores bearing the "Castle" design that were constructed after November 2004, and delivered to TDSF a written report on this review, along with an enhanced maintenance and remodel plan for these stores and a detailed timeline for implementation of this plan. Hoop was required to implement this plan at a minimum of five existing stores by December 31, 2007, at a minimum of 14 additional stores by March 31, 2008, and at all remaining stores bearing these store designs by June 30, 2008.

3.
Similarly, Hoop conducted a review of all existing Disney Stores bearing the "pink and green" store design, as well as all existing Disney Stores bearing the "Castle" design that were constructed prior to November 2004, and delivered to TDSF an enhanced maintenance and remodel plan for these stores and a detailed timeline for implementation of this plan. Hoop was required to implement this plan at one-half of these store locations by March 31, 2008 and at the remaining stores bearing these store designs by June 30, 2008.

4.
Hoop also agreed to prepare a refresh and enhancement plan for the Disney Store flagship location on Michigan Avenue in Chicago and to expend at least $200,000 on this store by October 31, 2007. The refresh and enhancement of this store was completed on September 12, 2007.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LICENSE AGREEMENT WITH DISNEY (Continued)

5.
As required by the Refurbishment Amendment, the Company's Board of Directors approved the Refurbishment Amendment and authorized the Company to invest $175 million over the period between June 6, 2007 and January 31, 2012 to implement the renovation and maintenance plans called for by the Refurbishment Amendment. The following table summarizes an estimate of the Company's remodel and maintenance refresh obligations when the Refurbishment Amendment was executed (amounts in thousands):

	Store Remodel		Mickey Retrofit		Maintenance Refresh
Fiscal Year	Stores (#)	Estimated Cost ($)	Stores (#)	Estimated Cost ($)	Stores (#)	Estimated Cost ($)	Contingency ($)	Total Estimated Cost ($)
2007	7	$4,250	7	$1,050	6	$950	$1,245	$7,495
2008	49	31,650	28	4,200	129	9,675	1,245	46,770
2009	60	39,000	—	—	—	—	1,245	40,245
2010	70	45,500	—	—	—	—	1,245	46,745
2011	50	32,500	—	—	—	—	1,245	33,745

2007 – 2011	236	$152,900	35	$5,250	135	$10,625	$6,225	$175,000

6.
The Refurbishment Amendment provides that the maintenance and store renovation requirements of the Refurbishment Amendment superseded the store renovation provisions in Section 9.3.5(b)(i) and (ii) of the original License Agreement through January 31, 2012, so long as the Refurbishment Amendment remained in effect and was not terminated by TDSF in accordance with its terms. Following January 31, 2012 (or a termination of the Refurbishment Amendment), the store renovation provisions in Section 9.3.5(b)(i) and (ii) of the original License Agreement would become effective again.

7.
Hoop also agreed in the Refurbishment Amendment that, with respect to those Disney Stores that were identified as "Non-Core Stores" for purposes of the original License Agreement, for which Hoop was entitled to an extended royalty abatement under the License Agreement, to the extent that the lease for any such store was or is renewed but the store is not remodeled within a specified time period after such lease renewal, Hoop was no longer entitled to the royalty abatement for these stores.

8.
The parties also agreed in the Refurbishment Amendment to amend the License Agreement in order to reduce certain of the restrictions on TDSF's ability to grant direct merchandising licenses to other specialty retail store chains.

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

        The table above reflects the requirements of the Refurbishment Amendment, under which the Company is obligated to complete a maintenance and refresh in approximately 170 Disney Stores

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LICENSE AGREEMENT WITH DISNEY (Continued)

(which includes the Mickey retrofits) by June 30, 2008 and then remodel certain of those stores at a later date.

        The following table represents the Company's store opening, remodeling and maintenance commitments for the Disney Store business for the remainder of the initial term of the License Agreement taking into account the requirements of the Refurbishment Amendment that apply through fiscal 2011:

	Payments Due By Period
	Total	Fiscal 2008	Fiscal 2009 and fiscal 2010	Fiscal 2011 and fiscal 2012	After fiscal 2012
	(dollars in thousands)
Disney Store new store capital expenditure, remodeling and maintenance and refresh obligations	$322,198	$46,995	$86,990	$44,145	$144,068

4. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	Asset Life	February 2, 2008	February 3, 2007
Property and equipment:
Land and land improvements	—	$3,403	$—
Building and improvements	25 yrs	30,450	—
Material handling equipment	15 yrs	31,086	—
Leasehold improvements	Lease life	337,536	321,019
Store fixtures and equipment	3-10 yrs	242,914	229,880
Capitalized software	5 yrs	56,005	43,116
Construction in progress	—	12,193	58,529

		713,587	652,544
Less accumulated depreciation and amortization		(356,129)	(310,805)

Property and equipment, net		$357,458	$341,739

        During fiscal 2007, the Company recorded asset impairment charges of $96.9 million, comprised of $80.3 million in impairments related to the Company's decision to divest of the operations of the Disney Stores, $14.8 million in impairments related to the Company's decision to cease construction of our Emerson Lane administrative office building and seek a sublease for the site, and $1.8 million of impairment charges related to 12 underperforming The Children's Place stores. The impairment charge for the Disney Stores reflects the write-down of store and administrative offices because these assets are unable to generate sufficient cash flow to cover their carrying value.

        During fiscal 2007, the Company began operations in a new distribution center in Fort Payne, Alabama. The land on which the distribution center was constructed was donated in return for the Company's commitment to operate the center in Fort Payne. The fair value of the land was estimated

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT (Continued)

at $1.8 million and was recorded as a credit to additional paid-in capital. In addition, the Company incurred construction costs of $67.3 million to complete the project.

        During fiscal 2006, the Company recorded asset impairment charges of $17.1 million, comprised of a $9.6 million charge related to the renovation of 29 Mickey prototype stores, $7.1 million related to the Company's decision not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with the Company's decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website, and the remaining $0.4 million related to the write down of leasehold improvements and fixtures in five underperforming stores. The Company introduced the Mickey store prototype at the Disney Store in fiscal 2005 but was dissatisfied with the prototype from a brand, design and construction standpoint. The impairment charge for the 29 Mickey stores reflects stores that were unable to generate sufficient cash flow to cover the carrying value of their fixed assets prior to their renovation.

        During fiscal 2005, the Company impaired certain fixed assets by $0.2 million for one store deemed to be impaired.

        During fiscal 2007, in conjunction with the Company's renovation of certain "Mickey" stores, the Company reduced the estimated useful lives of certain store assets. Accordingly, the Company has recognized approximately $3.6 million in accelerated depreciation in the fiscal year ended February 2, 2008.

        The Company capitalized approximately $0.6 million, $1.0 million and $0.4 million in programming and development costs of employees in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The Company also capitalized approximately $9.2 million, $9.8 million and $9.6 million in external software costs in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Amortization expense of capitalized software was $7.2 million, $5.3 million and $5.0 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

        During fiscal 2007, the Company capitalized approximately $0.6 million of interest costs primarily relating to the construction of the Company's Fort Payne distribution center and its Emerson Lane administrative facility. During fiscal 2006 the Company capitalized no interest costs. During fiscal 2005, the Company capitalized approximately $0.3 million of interest costs relating primarily to the construction of its distribution center facility in South Brunswick, New Jersey.

        As of February 2, 2008, the Company had $17.2 million in property and equipment for which payment had not been made, compared to $28.8 million as of February 3, 2007. These amounts are included in accounts payable and accrued expenses and other current liabilities.

5. CREDIT FACILITIES

        In accordance with certain terms of the License Agreement and the Company's credit facilities, The Company segregates its credit facility borrowings and letter of credit activity for The Children's Place and the Disney Store businesses. In June 2007, the Company amended its credit facilities for both businesses for the purpose of better supporting the seasonality of the Company's capital needs and reducing the fees associated with credit facility borrowings.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT FACILITIES (Continued)

2007 Amended Loan Agreement; Letter of Credit Agreement

        In June 2007, the Company entered into a Fifth Amended and Restated Loan and Security Agreement (the "2007 Amended Loan Agreement") and a new letter of credit agreement (the "Letter of Credit Agreement") with Wells Fargo Retail Finance, LLC ("Wells Fargo") as senior lender and administrative and syndicated agent, and the Company's other senior lenders to support The Children's Place business. Prior to the 2007 Amended Loan Agreement, the Company borrowed under a 2004 Amended Loan Agreement, which contained covenants substantially similar to the 2007 Amended Loan Agreement, except the 2004 Amended Loan Agreement: (i) permitted borrowings up to $130 million (including a sublimit for letters of credit of $100 million), (ii) provided for amounts outstanding to bear interest at a floating rate equal to the prime rate or, at the Company's option, a LIBOR rate plus a pre-determined margin of 1.50% to 3.00%, and (iii) contained an unused line fee of 0.38%.

        The 2007 Amended Loan Agreement provides a facility maximum of $100 million for borrowings and letters of credit, with a $30 million "accordion" feature that enables the Company, at its option, to increase the facility to an aggregate amount of $130 million, subject to an availability covenant which restricts maximum borrowings to 90% of the facility maximum, or $117 million.

        There is also a seasonal over-advance feature that enables the Company to borrow up to an additional $20 million from July 1 through October 31, subject to satisfying certain conditions, including a condition relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") on a trailing 12 month basis based upon the most recent financial statements furnished to Wells Fargo and the Company's estimate of projected pro forma EBITDA for the over-advance period. On November 2, 2007, the Company entered into an amendment of the 2007 Amended Loan Agreement (the "First Amendment"), extending the period of the over-advance feature of the credit facility until November 30 for fiscal 2007. The Company paid a fee of $30,000 in connection with this amendment. The term of the facility ends on November 1, 2010. If the Company terminates the 2007 Amended Loan Agreement during the first year, there is a termination fee of 0.5% of the $100 million facility maximum ($130 million if the facility maximum has been increased via the accordion feature) plus any seasonal over-advance amounts in effect. The LIBOR margin is 1.00% to 1.50%, depending on the Company's average excess availability, and the unused line fee is 0.25%.

        Credit extended under the 2007 Amended Loan Agreement is secured by a first priority security interest in substantially all of the Company's assets, other than assets in Canada and Puerto Rico and assets owned by Hoop. The amount that can be borrowed under the 2007 Amended Loan Agreement depends on levels of inventory and accounts receivable relating to The Children's Place business. The 2007 Amended Loan Agreement contains covenants, which include limitations on annual capital expenditures, maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends. The 2007 Amended Loan Agreement also contains covenants permitting the Company to invest without restriction in Hoop up to $20 million, $55 million, $36 million and $52 million in fiscal years 2007, 2008, 2009 and 2010, respectively, and together with the amounts the Company may be required to invest in Hoop pursuant to the Guaranty and Commitment, are not permitted to exceed a maximum aggregate of $175 million over the term of the credit facility.

        Under the Letter of Credit Agreement, the Company can issue letters of credit for inventory purposes for up to $60 million to support The Children's Place business. The Letter of Credit Agreement can be terminated at any time by either the Company or Wells Fargo. Interest is paid at the rate of 0.75% on the aggregate undrawn amount of all letters of credit outstanding. The Company's

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT FACILITIES (Continued)

obligations under the Letter of Credit Agreement are secured by a security interest in substantially all of the assets of The Children's Place business, other than assets in Canada and Puerto Rico, and assets of Hoop. Upon any termination of the Letter of Credit Agreement, the Company would be required to fully collateralize all outstanding letters of credit issued thereunder and, if the Company failed to do so, its outstanding liability under the letter of credit agreement would reduce its borrowing capacity under the 2007 Amended Loan Agreement.

        As of February 2, 2008, the Company has activated its accordion feature and had access to its seasonal over-advance feature. The following table presents the components (in millions) of the Company's credit facilities for its Children's Place business as of February 2, 2008 and February 3, 2007:

	February 2, 2008(1)	February 3, 2007(2)
2007 Amended Loan Agreement
Outstanding borrowings	$69.6	$—
Letters of credit outstanding—merchandise	—	40.8
Letters of credit outstanding—standby	14.3	10.7

Utilization of credit facility at end of period	83.9	51.5
Availability covenant(3)	13.0	—

Availability	33.1	78.5

Facility maximum(4)	$130.0	$130.0

Average loan balance during the period	$44.1	$0.6
Highest borrowings during the period	$116.8	$7.5
Average interest rate	7.21%	8.16%
Interest rate at end of period	6.00%	8.25%
Letter of Credit Agreement(5)
Letters of credit outstanding—merchandise	$26.5	N/A
Letter of credit facility maximum	$60.0	N/A

    (1)
    As of February 2, 2008, the Company was borrowing under its 2007 Amended Loan Agreement and its Letter of Credit Agreement and had activated its accordion feature.

    (2)
    As of February 3, 2007, the Company was borrowing under its 2004 Amended Loan Agreement.

    (3)
    Under the 2007 Amended Loan Agreement, the Company is required to keep a minimum of the facility maximum available.

    (4)
    Under the Company's 2004 Amended Loan Agreement, the facility maximum was the lesser of $130.0 million or The Children's Place business' defined borrowing base. Under the 2007 Amended Loan Agreement, the facility maximum is the lesser of $130 million, subject to an availability covenant which restricts maximum borrowings to 90% of the facility maximum, or The Children's Place business' defined borrowing base.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT FACILITIES (Continued)

    (5)
    The Letter of Credit Agreement can be terminated at any time by either the Company or Wells Fargo.

        Primarily as a result of the Company's restatement and the delay in completion of its financial statements, the Company was not in compliance with the financial reporting covenants under the 2007 Amended Loan Agreement during fiscal 2007. However, the Company obtained waivers from its lenders for such noncompliance. There were no fees associated with obtaining these waivers through August 30, 2007; however, the Company was required to pay a fee of $102,000 to extend the waiver from August 30, 2007 through January 1, 2008. In addition, the Company paid an anniversary fee of approximately $163,000 during each of fiscal 2007 and fiscal 2006.

        In addition, the Company determined that it was not in compliance with the Amended Loan Agreement because The Children's Place business had guaranteed three Disney Store operating leases. The Company obtained a waiver from its lenders related to this guarantee.

Amended Hoop Loan Agreement

        In connection with the acquisition of the Disney Store business in 2004, the domestic Hoop entity entered into a Loan and Security Agreement (the "Hoop Loan Agreement") with Wells Fargo as senior lender and syndicated and administrative agent, and certain other lenders, establishing a senior secured credit facility for Hoop. In June 2007, concurrent with the execution of the 2007 Amended Loan Agreement, and in August 2007, the Company entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo, as senior lender and administrative and syndicated agent, and the other lenders (together with the Hoop Loan Agreement, the "Amended Hoop Loan Agreement") to reduce the interest rates charged on outstanding borrowings and letters of credit. The Amended Hoop Loan Agreement provides a facility maximum of $75 million for borrowings and provides for a $25 million accordion feature that enables the Company to increase the facility to an aggregate amount of $100 million, subject to an availability covenant which restricts maximum borrowings to 90% of the facility maximum, or $90 million. The accordion feature is available at the Company's option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. The term of the Amended Hoop Loan Agreement ends on November 21, 2010. Amounts outstanding under the Amended Hoop Loan Agreement bear interest at a floating rate equal to the prime rate or, at Hoop's option, the LIBOR rate plus a pre-determined margin. Depending on the domestic Hoop entity's level of excess availability, the LIBOR margin is 1.50% or 1.75%, commercial letter of credit fees are 0.75% or 1.00%, and standby letter of credit fees are 1.25% or 1.50%. The unused line fee is 0.25%.

        Prior to June 2007, the Company borrowed under the Hoop Loan Agreement. Covenants under the Hoop Loan Agreement were substantially similar to those under the Amended Hoop Loan Agreement, except that the Hoop Loan Agreement: (i) permitted borrowings up to $100 million (including a sublimit for letters of credit of $90 million), (ii) provided for amounts outstanding to bear interest at a floating rate equal to the prime rate plus a margin of 0.25% or, at Hoop's option, the LIBOR rate plus a pre-determined margin of 2.00% or 2.25%, depending on the domestic Hoop entity's level of excess availability, and (iii) contained an unused line fee of 0.30%.

        Credit extended under the Amended Hoop Loan Agreement is secured by a first priority security interest in substantially all the assets of the domestic Hoop entity as well as a pledge of a portion of the equity interests in Hoop Canada. The Amended Hoop Loan Agreement also contains covenants,

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT FACILITIES (Continued)

including limitations on indebtedness, maintenance of certain levels of excess collateral and restrictions on the payment of dividends and indebtedness.

        The following table presents the components (in millions) of the Company's credit facility for its Disney Store business as of February 2, 2008 and February 3, 2007:

	February 2, 2008(1)	February 3, 2007(2)
Outstanding borrowings	$19.4	$—
Letters of credit outstanding—merchandise	17.6	14.6
Letters of credit outstanding—standby	3.5	2.0

Utilization of credit facility at end of period	40.5	16.6
Availability	18.1	31.6

Facility maximum (3)	$58.6	$48.2

Average loan balance during the period	$3.1	$0.4
Highest borrowings during the period	$26.1	$1.7
Average interest rate	7.41%	8.45%
Interest rate charged at end of period	6.00%	8.50%

    (1)
    As of February 2, 2008, the Company was borrowing under its Amended Hoop Loan Agreement and had not activated its accordion feature.

    (2)
    As of February 3, 2007, the Company was borrowing under its Hoop Loan Agreement.

    (3)
    Under the Company's Hoop Loan Agreement, the facility maximum was the lesser of $100.0 million or Hoop's defined borrowing base. Under the Amended Hoop Loan Agreement, the facility maximum is the lesser of $67.5 million (i.e., 90% of permitted borrowings of $75 million) or Hoop's defined borrowing base. As of February 2, 2008, the Company's defined borrowing base was $58.6 million.

        Primarily as a result of the delay in completion of the Company's financial statements, the Company was not in compliance during fiscal 2007 with the financial reporting covenants under the Amended Hoop Loan Agreement or the related provision requiring Hoop to comply with the License Agreement. However, the Company obtained waivers from its lenders for such noncompliance. There were no fees associated with obtaining these waivers through August 30, 2007. However, the Company was required to pay a fee of $48,000 to extend the waiver from August 30, 2007 through January 1, 2008.

        As a result of the bankruptcy filings, outstanding indebtedness, in the amount of approximately $9.3 million, under the Amended Hoop Loan Agreement will be frozen and capped as of March 26, 2008. In order to fund the bankruptcy proceedings and all projected working capital needs and subject to US Bankruptcy Court approval, Wells Fargo and Hoop Retail Stores, LLC entered into a Debtor-In-Possession Loan and Security Agreement, dated March 26, 2008, consisting of a $35 million revolving credit facility, $30 million of which will be available on an interim basis (the "DIP Credit

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT FACILITIES (Continued)

Facility"). In addition, all letters of credit issued under the Hoop Credit Facility shall be deemed by the US Bankruptcy Court to be issued under the DIP Credit Facility.

Letter of Credit Fees

        Letter of credit fees approximated $0.7 million, $0.8 million and $0.9 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Letter of credit fees are included in cost of sales.

6. INTEREST INCOME (EXPENSE), NET

        The following table presents the components of the Company's interest income (expense), net (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Interest income	$3,247	$2,387	$1,035
Tax-exempt interest income	1,538	2,944	1,728

Total interest income	4,785	5,331	2,763
Less:
Interest expense—credit facilities	3,435	97	1,318
Capitalized interest	(594)	—	(316)
Unused line fee	301	541	460
Amortization of deferred financing fees	217	349	370
Other fees	1,479	411	368

Interest income (expense), net	$(53)	$3,933	$563

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets are comprised of the following (in thousands):

	February 2, 2008	February 3, 2007
Prepaid income taxes	$29,092	$5,958
Prepaid property expense	23,893	21,512
Disney dollars and theme park tickets	4,873	7,096
Prepaid maintenance contracts	3,928	2,861
Prepaid advertising	3,394	1,925
Prepaid insurance	1,681	1,538
Prepaid supplies	635	1,097
Other prepaid expenses	5,005	830

Prepaid expenses and other current assets	$72,501	$42,817

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS (Continued)

        Disney dollars are a form of corporate scrip purchased by Hoop and sold in the Disney Stores. The scrip is considered legal tender in the Disney theme parks and Disney Stores. Disney theme park tickets are also purchased by Hoop and sold in the Disney Stores.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities are comprised of the following (in thousands):

	February 2, 2008	February 3, 2007
Accrued salaries and benefits	$36,379	$37,775
Customer liabilities	22,341	18,292
Accrued construction-in-progress	14,195	23,719
Accrued store expenses	10,674	8,157
Accrued real estate expenses	8,645	7,420
Accrued professional fees	7,645	7,432
Sales taxes and other taxes payable	8,442	13,447
Accrued marketing	5,035	3,155
Accrued insurance	3,400	3,518
Accrued freight	2,516	2,328
Accrued exit costs	7,453	761
Other accrued expenses	10,142	12,766

Accrued expenses and other current liabilities	$136,867	$138,770

9. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

        The Company leases all of its stores, offices and distribution facilities (except the Ft. Payne, Alabama distribution center which the Company owns), and certain office equipment, store fixtures and automobiles, under operating leases expiring through 2023. The leases require fixed minimum annual rental payments plus, under the terms of certain leases, additional payments for taxes, other expenses and additional rent based upon sales.

        Store, office and distribution facilities minimum rent, contingent rent and sublease income are as follows (in thousands):

	For the Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Minimum rentals	$190,731	$175,609	$157,696
Additional rent based upon sales	2,154	2,023	906
Sublease income	(529)	(559)	(543)

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum annual lease payments under the Company's operating leases at February 2, 2008 are as follows (dollars in thousands):

Operating Leases
2008	$196,453
2009	186,994
2010	169,435
2011	149,255
2012	124,270
Thereafter	356,461

Total minimum lease payments	$1,182,868

Disney License Agreement Commitments

        The Company's acquisition of the DSNA Business was structured to create Hoop as separate legal entities to fund and operate the Disney Store business. The domestic Hoop entity was capitalized with $50 million on the Closing Date. In addition, the Company had agreed to invest up to an additional $50 million (which amount is subject to increase if certain distributions are made) to enable Hoop to comply with its respective obligations under the License Agreement and otherwise to fund its operations. The Company also guaranteed royalty payments and other obligations under the License Agreement up to a maximum of $25 million, plus expenses.

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

        The Company estimates that the minimum royalty under the License Agreement will approximate $300 million over the remainder of the 15-year term of the License Agreement. This estimate does not include future increases or decreases in Disney Store sales and cost of living adjustments since these are unknown contingencies. The actual minimum royalty may differ materially from the amount currently estimated.

        Refer to Note 3—License Agreement with Disney for additional information regarding the August 2007 Refurbishment Amendment entered into by the Company and Disney which modified, supplemented and superseded certain provisions of the License Agreement, including the Company's remodeling commitments through fiscal 2011, and created additional obligations on the part of the Company.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table represents the Company's store opening, remodeling and maintenance commitments for the Disney Store business for the remainder of the initial term of the License Agreement (through fiscal 2019) taking into account the requirements of the Refurbishment Amendment that apply through fiscal 2011:

	Payments Due By Period
	Total	1 year or less	1—3 years	3—5 years	More than 5 years
	(dollars in thousands)
Disney Store new store capital expenditures, remodeling and maintenance and refresh obligations	$322,198	$46,995	$86,990	$44,145	$144,068

New Store and Remodel Capital Commitments

        As of February 2, 2008, the Company executed 24 leases for new stores and 12 remodels for The Children's Place business and 8 leases for new stores for the Disney Store. The Company estimates the capital expenditures required to open and begin operating these stores will be approximately $36.9 million. The Company also expects to receive landlord lease incentives of approximately $10.4 million related to these stores. Due to our plans to exit the Disney Store business, no capital expenditures are planned for the Disney Stores.

Purchase Commitments

        As of February 2, 2008, the Company has entered into various purchase commitments for merchandise for re-sale of approximately $393 million (approximately $291 million for The Children's Place business and $102 million for the Disney Store and equipment, construction and other non-merchandise commitments of approximately $7.5 million.

Employment Agreements

        The Company has entered into employment agreements with certain of its executives which provide for the payment of severance up to one and a half times the executive's salary and certain benefits following any termination without cause. These contracts commit the Company, in the aggregate, to approximately $2.7 million of employment termination costs, of which approximately $2.4 million represents severance payments. In addition, there is approximately $2.6 million committed to certain executives in the event of a change in control of the Company.

10. LEGAL AND REGULATORY MATTERS

        The Company is involved in various legal proceedings arising in the normal course of its business and reserves for litigation settlements and contingencies when it can determine that an adverse outcome is probable and can reasonably estimate associated losses. Estimates are adjusted as facts and circumstances require. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial condition.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LEGAL AND REGULATORY MATTERS (Continued)

Matters Related to Stock Option Practices

  SEC and U.S. Attorney Investigations

        On September 29, 2006, the Division of Enforcement of the SEC informed the Company that it had initiated an informal investigation into the Company's stock option granting practices. In addition, the Office of the U.S. Attorney for the District of New Jersey has initiated an investigation into the Company's option granting practices. The Company has cooperated with these investigations and has briefed both authorities on the results of the Special Committee's investigation. There have been no developments in these matters since that time.

  Shareholder Derivative Litigation

        On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of the Board and certain current and former senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of the Company's current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Exchange Act and common law, (iv) caused the Company to issue false and misleading public statements, and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint seeks money damages, an accounting by the defendants for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The defendants have moved to dismiss the action and on or about June 15, 2007, the plaintiff filed an amended complaint adding, among other things, a claim for securities fraud under SEC rule 10b-5. On February 4, 2008, the plaintiff filed a second amended complaint adding additional defendants and claims. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims and will defend itself vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract management and directors from the Company's affairs, the costs and expenses of the litigation could unfavorably affect the Company's net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

Class Action Litigation

        On September 21, 2007 a second stockholder class action was filed against the Company and certain current and former senior executives in the United States District Court, Southern District of New York. This complaint alleges, among other things, that certain of the Company's current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company's stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit. On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives. This complaint

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LEGAL AND REGULATORY MATTERS (Continued)

alleges, among other things, that certain of the Company's current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company's stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. According to this complaint, more recent disclosures establish the misleading nature of these earlier disclosures. This complaint seeks, among other relief, class certification of the lawsuit, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees. These two actions have been consolidated and the plaintiff filed a consolidated amended class action complaint on February 28, 2008. The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract our management and directors from the Company's affairs, the costs and expenses of the litigation could unfavorably affect our net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

        On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act ("FACTA") and seeks class certification, an award of statutory and punitive damages, attorneys' fees and costs, and injunctive relief. The plaintiff filed an amended complaint on January 25, 2008. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims and will defend itself vigorously, no assurance can be given as to the outcome of this litigation. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop's petition for relief filed that same day.

        On or about February 21, 2008, a stockholder class action was filed in the Superior Court of New Jersey, Chancery Division, Hudson County against the Company and all of the members of the Company's Board of Directors. In response to the possibility that Ezra Dabah may acquire the Company, the complaint alleges, among other things, that approval of the proposed acquisition would constitute a breach of Mr. Dabah's duty of loyalty and would constitute unfair dealing. The complaint also alleges that the proposed acquisition allegedly does not satisfy the entire fairness standard and none of the Board of Directors can, consistent with their fiduciary duties of care and good faith, approve the proposed acquisition. The complaint seeks, among other things, to permanently enjoin the Company from approving the proposed acquisition, declaratory judgment, and fees, expenses and costs. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims and will defend itself vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract the management and directors from the Company's affairs, the costs and expenses of the litigation could unfavorably affect the Company's net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

Other Litigation

        On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores LLC in the Superior Court

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LEGAL AND REGULATORY MATTERS (Continued)

of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action status on behalf of Ms. Fong and other individuals similarly situated. The Company filed its answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant. The Company believes it has meritorious defenses to the claims. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims, the Company cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop's petition for relief filed that same day.

        On or about February 15, 2005, Michael Scott Smith, a former co-sales manager for The Children's Place in the San Diego district, filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and seeks class action on behalf of Mr. Smith and other individuals similarly situated. On October 19, 2007, the Company entered into a class action settlement with the plaintiff's counsel and signed a memorandum of understanding providing for, among other things, a maximum total payment of $2.1 million, inclusive of attorneys' fees, costs, and expenses, service payments to the class representative, and administration costs, in exchange for a full release of all claims and dismissal of the lawsuit. The court granted preliminary approval of the settlement on November 29, 2007 in the amount of $1.6 million and set a hearing for final approval of the settlement on March 28, 2008. The Company has accrued $1.6 million and $2.1 million for this settlement as of February 2, 2008 and February 3, 2007, respectively.

        On February 21, 2008, Ezra Dabah filed an action against the Company in the Court of Chancery of the State of Delaware requesting that the Court compel the Company to hold an annual meeting of stockholders within 45 days from the filing of the action and seeking costs and fees associated with the action. On March 25, 2008, Mr. Dabah's claims were denied by the Court.

Regulatory Matters

  Nasdaq Proceedings

        As the Company did not timely file its Quarterly Reports on Form 10-Q for the quarters ended July 29, 2006 and October 28, 2006, its Annual Report on Form 10-K for fiscal 2006, and its Quarterly Reports on Form 10-Q for the quarters ended May 5, 2007 and August 4, 2007 (collectively, the "Required Reports"), the Company was out of compliance with the reporting requirements of the SEC and the Nasdaq Global Select Market ("Nasdaq") for more than one year. On December 5, 2007, the Company filed the Required Reports with the SEC.

        On February 6, 2008, the Company received a notice of non-compliance with Nasdaq rules citing our failure to solicit proxies and hold an annual meeting of shareholders for the fiscal year ended February 3, 2007, no later than February 3, 2008. Nasdaq listing rules require that all issuers solicit proxies and hold an annual meeting of its shareholders within 12 months of the end of the issuer's fiscal year end. The Company requested an exception to this rule and submitted a plan of compliance to Nasdaq whereby it anticipates holding the annual shareholders' meeting on June 27, 2008. On

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LEGAL AND REGULATORY MATTERS (Continued)

March 20, 2008, the Company appeared before the Nasdaq Listing Qualifications Panel with respect to this request and the Company is awaiting their decision.

        Following the resignation of an independent member of the Company's Board of Directors in February 2008, the Company has six directors, three of whom are independent directors. As a result of this resignation, the Company's Board is no longer comprised of a majority of independent directors and therefore is not in compliance with Nasdaq Marketplace Rule 4350(c)(1). On March 5, 2008, the Company received a notice of non-compliance with Nasdaq's independent director requirements. The Company has until August 2008 to regain compliance to avoid delisting. There can be no assurance that the Company will find a suitable, qualified candidate to fill the vacancy and regain compliance with this listing standard.

11. INCOME TAXES

        Components of the Company's (benefit) provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Current—
Federal	$1,517	$34,497	$47,902
State	4,247	11,442	10,473
Foreign	20,896	20,000	15,003

Total current	26,660	65,939	73,378
Deferred—
Federal	(46,153)	(23,878)	(28,688)
State	(10,734)	(4,345)	(6,574)
Foreign	1,043	(1,778)	(1,858)

Total deferred	(55,844)	(30,001)	(37,120)
Total (benefit) provision for income taxes	(29,184)	35,938	36,258
Taxes on the extraordinary gain	—	—	(1,109)

Tax (benefit) provision as shown on the consolidated statements of income	$(29,184)	$35,938	$35,149

Effective tax rate	32.9%	29.1%	37.6%

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        U.S. and foreign pretax income (loss) was as follows (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
U.S.	$(161,902)	$61,119	$39,328
Foreign	73,151	62,209	54,125

Total	$(88,751)	$123,328	$93,453

        A reconciliation between the calculated tax (benefit) provision on income, including the extraordinary gain, based on the statutory rates in effect and the effective tax rate follows (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Calculated income tax (benefit) provision at Federal statutory rate	$(31,063)	$43,164	$33,679
State income taxes, net of Federal benefit	(4,217)	4,613	2,534
Foreign tax rate differential	(3,664)	(5,265)	(4,195)
Stock option related expenses	27	(65)	(348)
American Jobs Creation Act repatriation	—	—	1,856
Repatriation of foreign income	6,122	—	—
Nondeductible expenses	3,231	1,999	317
Foreign tax credits	—	(9,479)	—
Other	380	971	2,415

Total tax (benefit) provision	$(29,184)	$35,938	$36,258

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        Temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

	February 2,	February 3,
	2008	2007
Current—
Assets
Inventory	$15,697	$11,874
Reserves	15,559	8,086
Foreign tax credits	—	1,470

Total current assets	31,256	21,430
Liabilities—prepaid expenses	(5,935)	(5,020)

Total current, net	25,321	16,410
Noncurrent—
Property and equipment	62,182	20,859
Deferred rent	19,744	18,071
Deferred royalty	17,085	18,328
Equity compensation	6,888	4,831
Foreign tax credits	12,704	3,703
Reserves	5,699	3,247
Other	3,207	—

Total gross noncurrent	127,509	69,039
Valuation allowance	(2,217)	—

Net noncurrent	125,292	69,039

Total deferred tax asset, net	$150,613	$85,449

        During the fourth quarter of 2007, the Company received a cash dividend of approximately $45 million from its Hong Kong subsidiary. The Company has provided U.S. tax on its foreign earnings associated with the subsidiaries in Hong Kong and Shanghai since it is no longer permanently reinvested in these earnings. The Company's fiscal 2007 tax provision was increased by approximately $6.1 million due to this transaction.

        During the fourth quarter of 2006, the Company received a one time cash dividend of approximately $17 million from some of its Canadian subsidiaries. This dividend brought with it approximately $24 million of foreign tax credits. These foreign tax credits can be utilized to reduce U.S. income tax and expire in 2016. The Company's fiscal 2006 tax provision was reduced by approximately $9.5 million after the effect of this transaction. Foreign tax credits are allowed to be carried back one year and carried forward for 10 years.

        In the fourth quarter of fiscal 2005, the Company's Board approved a domestic reinvestment plan to repatriate approximately $45 million under the American Jobs Creation Act of 2004 (the "Act"). These foreign earnings were previously considered to be indefinitely reinvested outside the United States. Accordingly, in the fourth quarter of fiscal 2005, the Company recorded income tax expense of

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

approximately $1.9 million associated with this repatriation of earnings. The Act created a temporary incentive for the Company to repatriate earnings accumulated outside the U.S. by allowing the Company to reduce its taxable income by 85% of certain eligible dividends received from non-U.S. subsidiaries by the end of 2005.

        As of February 2, 2008, the Company has not provided for Federal taxes on approximately $42 million of unremitted earnings of its foreign subsidiaries located in Canada and Barbados. The Company intends to reinvest these earnings overseas to fund expansion in Canada and these markets. Accordingly, the Company has not provided any provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods in which the deferred tax assets are realizable as of February 2, 2008, management believes the Company has recorded an amount that is more likely than not realizable related to the benefits of these assets. The Company has recorded a valuation allowance of approximately $2.2 million on deferred tax assets related to its Canadian Hoop entity.

        The Company is subject to tax in the United States and in various states and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. With few exceptions, the Company is no longer subject to U.S. Federal, state and local income tax or non-U.S. income tax examinations by tax authorities for tax years before fiscal 2004. The Internal Revenue Service ("IRS") commenced an examination of the Company's U.S. consolidated income tax returns for the years 2004 through 2006 during the second quarter of fiscal 2007. Based on its work to date, the IRS has not proposed any adjustments to any of the Company's tax positions.

        Adoption of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109"

        The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109" ("FIN 48") on February 4, 2007. FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement criteria for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The cumulative effect of adopting FIN 48 was an approximate $6.6 million decrease to beginning retained earnings as of February 4, 2007. Consistent with the provisions of FIN 48, the Company reclassified approximately $6.2 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and increased its tax reserves approximately $15.1 million. The total amount of unrecognized tax benefits as of the date of adoption was approximately $21.3 million. Included in the balance of unrecognized tax benefits on February 4, 2007, is a net amount of approximately $12.8 million that, if recognized, would favorably affect the Company's effective tax rate and a balance of approximately $8.5 million relating to offsetting tax benefits associated with the federal tax benefit from state income taxes, the federal and state tax benefit of interest, and timing adjustments. The Company does not anticipate any significant payments with respect to any of these liabilities in the next 12 months.

        The Company adopted the provisions of FIN 48 on February 4, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

Amount
Beginning balance at February 4, 2007 (date of adoption)	$16,109
Additions for current year tax positions	2,038
Additions for prior year tax positions	271
Reductions for prior year tax positions	(1,364)
Settlements	(204)
Reductions due to a lapse of the applicable statute of limitations	(359)

Ending balance at February 2, 2008	$16,491

        Approximately $14.0 million of unrecognized tax benefits at February 2, 2008 would affect the Company's effective tax rate if recognized.

        The Company accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At February 2, 2008 and February 4, 2007 (the date of adoption), accrued interest and penalties included in the FIN 48 reserve amounted to approximately $7.0 million and $5.2 million, respectively. During fiscal 2007, the Company recognized interest and penalties of approximately $1.0 million and $0.3 million, net of tax benefit, respectively. The Company recorded approximately $1.4 million of FIN 48 expense during the fiscal year ended February 2, 2008, which is included in income tax expense in the consolidated statements of operations.

12. SAVINGS AND INVESTMENT PLANS

        The Company has adopted The Children's Place 401(k) Savings Plan (the "401(k) Plan"), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The 401(k) Plan is a defined contribution plan established to provide retirement benefits for employees. The 401(k) Plan is employee funded up to an elective annual deferral and also provides for the Company to make matching contributions to the 401(k) Plan.

        During fiscal 2007 and fiscal 2006, the 401(k) Plan was available for all employees who had completed 90 days of service with the Company. Following guidance in IRS Notice 98-52 related to the

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SAVINGS AND INVESTMENT PLANS (Continued)

design-based alternative, or "safe harbor," 401(k) plan method, the Company modified its 401(k) Plan effective for fiscal 2006 regarding future Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matched the first 3% of the participant's contribution and 50% of the next 2% of the participant's contribution and the Company match contribution vested immediately. For highly compensated associates, the Company matched the lesser of 50% of the participant's contribution or 2.5% of the participant's covered compensation and the Company match contribution vests over five years. The Company's fiscal 2007 and fiscal 2006 matching contributions were approximately $2.9 million and $2.6 million, respectively.

        During fiscal 2005, the 401(k) Plan was available to all employees who had completed 90 days of service with the Company. The Company made a one-time qualified non-elective contribution ("QNEC") in fiscal 2005 that provided for a higher Company match for certain associates to enable the Company's 401(k) Plan to pass certain Internal Revenue Service tests. Other than the one-time QNEC contribution, the Company matched the lesser of 50% of the participant's contribution or 2.5% of the participant's covered compensation. The Company's fiscal 2005 matching contributions to the 401(k) Plan, including the QNEC contribution, were approximately $1.9 million.

        Under statutory requirements, the Company contributes to retirement plans for its Canadian and Asian operations. Contributions under these plans in fiscal 2007, fiscal 2006 and fiscal 2005 were $0.2 million, $0.1 million and $0.1 million, respectively.

Stock Purchase Plans

        The Company's ESPP is authorized to issue up to 360,000 shares of common stock for employee purchase through payroll deductions. During fiscal 2006 and fiscal 2005, employees purchased stock at 95% of fair market value. As of February 2, 2008, there were 174,693 shares available for grant under the ESPP. All employees of the Company who have completed at least 90 days of employment and attained 21 years of age are eligible to participate, except for employees who own common stock or options on such common stock which represents 5% or more of the Company's outstanding common stock. On September 14, 2006, as a result of the Company's investigation into its stock option practices, the Company suspended employee deductions and related stock purchases under the ESPP. During fiscal 2007, the Company did not resume the ESPP after the completion of the stock option investigation. During fiscal 2007, fiscal 2006 and fiscal 2005, there were no shares, 11,744 shares and 19,051 shares, respectively, issued under the ESPP.

        For fiscal 2006 and 2005, no pro forma compensation expense was calculated for the Company's ESPP because the ESPP purchase price was 95% of the fair market value of the stock on the day of the ESPP purchase, which is deemed to be non-compensatory.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SEGMENT AND GEOGRAPHIC INFORMATION

        Since the acquisition of the Disney Store in November 2004, the Company has segmented its operations based on management responsibility: The Children's Place stores and the Disney Stores. The Company measures its segment profitability based on operating profit, defined by the Company as earnings before the allocation of shared services and before interest and taxes. Shared services are not allocated and principally include executive management, finance, real estate, human resources, legal and information technology services. Direct administrative expenses are recorded by each segment. Certain centrally managed functions such as distribution center expenses are allocated to each segment based upon management's estimate of usage or other contractual means. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.

        Shared service assets principally represent capitalized software and computer equipment. All other administrative assets are allocated between the two operating segments.

        The following tables provide fiscal 2007, fiscal 2006, and fiscal 2005 segment level financial information (dollars in millions):

	Year ended February 2, 2008
	The Children's Place	Disney Store	Shared Services	Total Company
Net sales	$1,520.4	$642.2	$—	$2,162.6
Asset impairment charges	16.6	80.3	—	96.9
Other costs	5.9	6.1	—	12.0
Depreciation and amortization	55.7	14.4	9.6	79.7
Operating profit (loss)	125.6	(107.3)	(107.0)	(88.7)
Operating profit (loss) as a percent of net sales	8.3%	(16.7)%	N/A	(4.1)%
Interest income (expense), net	(0.4)	0.3	—	(0.1)
Total assets	769.1	202.8	25.6	997.5
Capital expenditures	152.8	31.1	15.9	199.8

	Year ended February 3, 2007
	The Children's Place	Disney Store	Shared Services	Total Company
Net sales	$1,405.4	$612.3	$—	$2,017.7
Asset impairment charges	0.4	16.7	—	17.1
Other costs	—	0.8	—	0.8
Depreciation and amortization	50.6	7.7	7.4	65.7
Operating profit (loss)	204.5	11.4	(96.5)	119.4
Operating profit (loss) as a percent of net sales	14.6%	1.9%	N/A	5.9%
Interest income (expense), net	2.7	1.2	—	3.9
Total assets	667.2	250.5	19.3	937.0
Capital expenditures	98.2	46.4	10.5	155.1

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	Year ended January 28, 2006
	The Children's Place	Disney Store	Shared Services	Total Company
Net sales	$1,171.0	$497.7	$—	$1,668.7
Asset impairment charges	0.2	—	—	0.2
Depreciation and amortization	45.1	1.7	6.1	52.9
Operating profit (loss)	162.1	(2.8)	(66.4)	92.9
Operating profit (loss) as a percent of net sales	13.8%	(0.6)%	N/A	5.6%
Interest income (expense), net	(0.7)	1.3	—	0.6
Total assets	533.7	208.3	16.2	758.2
Capital expenditures	44.3	33.0	11.9	89.2

        Revenues attributable to domestic and foreign operations were as follows (in millions):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
United States and Puerto Rico	$1,926.9	$1,822.5	$1,525.0
Canada	235.7	195.2	143.7

Total	$2,162.6	$2,017.7	$1,668.7

        The Company's long-lived assets, by geographic region, are comprised of net property and equipment, long-term deferred income taxes and other assets, and are as follows (in millions):

	February 2, 2008	February 3, 2007
United States and Puerto Rico	$446.6	$376.7
Canada	35.8	33.1
Asia	4.3	4.1

Total	$486.7	$413.9

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

        In the opinion of management, the unaudited condensed consolidated financial statements presented below contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position and results of operations and have been prepared in a manner consistent with the audited financial statements contained herein. Due to the seasonal nature of the Company's business, the results of operations in any given interim period are not indicative of operating results for a full fiscal year.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        The following tables reflect the quarterly condensed consolidated statements of income for the periods indicated:

	Fiscal Year Ended February 2, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$478,863	$424,297	$588,528	$670,871
Gross profit	190,946	130,303	226,675	250,539
Selling, general and administrative expenses	150,598	155,777	184,930	207,285
Asset impairment charges	—	635	947	95,269
Other costs	—	—	—	12,020
Depreciation and amortization	17,735	18,569	20,552	22,844
Operating income (loss)	22,613	(44,678)	20,246	(86,879)
Net income (loss)	14,714	(28,091)	12,303	(58,493)
Basic net income (loss) per common share	$0.51	$(0.97)	$0.42	$(2.01)
Diluted net income (loss) per common share	$0.49	$(0.97)	$0.42	$(2.01)

	Fiscal Year Ended February 3, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Net sales	$426,509	$395,614	$550,410	$645,180
Gross profit	166,963	137,314	242,148	281,988
Selling, general and administrative expenses	129,814	143,247	160,416	192,013
Asset impairment charges	—	—	417	16,649
Other costs	—	—	—	761
Depreciation and amortization	14,207	15,858	16,327	19,309
Operating income (loss)	22,942	(21,791)	64,988	53,256
Net income (loss)	14,720	(13,519)	41,528	44,661
Basic net income (loss) per common share	$0.52	$(0.47)	$1.43	$1.54
Diluted net income (loss) per common share	$0.50	$(0.47)	$1.38	$1.48

(1)
Significant items impacting the fourth quarter of fiscal 2007 include: (a) $80.3 million in asset impairment charges related to our decision to exit the Disney Store business; (b) $14.8 million in asset impairment charges related to our decision to cease construction of our Emerson Lane administrative office building; and (c) $12.0 million in other costs, which were comprised of $6.1 million in costs associated primarily with the cancellation of the Disney Store remodeling program and $5.9 million in costs related to the Emerson Lane administrative office lease.

(2)
Significant items impacting the fourth quarter of fiscal 2006 include: (a) $16.6 million in asset impairment charges, which were comprised of a $9.6 million charge related to the renovation of 29 Mickey stores and $7.1 million related to our decision not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with our decision to form an e-commerce alliance with a Disney affiliate; and (b) $0.8 million in other costs related to the termination of a store lease.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

        During fiscal 2007, 2006 and 2005, the Company purchased approximately $6.3 million, $3.2 million and $0.3 million, respectively, of footwear from Nina Footwear Corporation. Stanley Silverstein, who is a member of the Board and the father-in-law of Ezra Dabah, former CEO, owns Nina Footwear Corporation with his brother.

Employment of Family Members

        Ezra Dabah, was the CEO of the Company until his resignation on September 24, 2007 and is a current director on our Board of Directors. He is also the son-in-law of Stanley Silverstein, a member of the Board of Directors. Nina Miner, who is Mr. Silverstein's daughter and Mr. Dabah's sister-in-law, is employed by the Company and serves as Chief Creative Design Director for The Children's Place business.

        Jason Yagoda, Mr. Dabah's son-in-law and the husband of Mr. Silverstein's granddaughter, was employed as Vice President, Marketing, Disney Store and left the employ of the Company effective January 19, 2007. The aggregate compensation paid to Mr. Dabah's relatives, including Ms. Miner and Mr. Yagoda, employed by the Company is as follows (in thousands, except share amounts):

Fiscal year ended:	Cash Compensation(2)	Stock Options	Performance Shares(3)
February 2, 2008	$653	—	—
February 3, 2007(1)	1,583	—	79,019
January 28, 2006(1)	2,206	150,000	—

(1)
Fiscal 2007 and fiscal 2006 reflects the aggregate compensation to Mr. Dabah's immediate family members, as defined in Item 404(a) of the Exchange Act. During fiscal 2007, one immediate family member was employed by the Company and during fiscal 2006, there were two immediate family members employed by the Company. Fiscal 2005 reflects aggregate compensation to all of Mr. Dabah's relatives (four such individuals) who were employed during that fiscal year.

(2)
Cash compensation in fiscal 2006 includes a housing allowance for Mr. Yagoda. Cash compensation in fiscal 2005 includes relocation and housing allowances provided to two of Mr. Dabah's relatives who were directly employed by the Disney Store business during fiscal 2005.

(3)
The 22,521 performance shares awarded to Mr. Yagoda in fiscal 2006 were forfeited upon his departure from the Company. The remainder of the Performance Shares awarded in fiscal 2006 was forfeited when it was determined that the performance criteria would not be achieved.

16. SUBSEQUENT EVENTS (Unaudited)

  Chapter 11 Bankruptcy Filing of the Hoop Subsidiaries

        After extensive discussions with The Walt Disney Company regarding the terms under which Disney might regain ownership and control of a substantial portion of the existing Disney Stores, Hoop's Board of Directors determined that the best way to effect a sale was for Hoop to seek relief under Chapter 11 of the U.S. Bankruptcy Code in order to complete an orderly wind-down of its affairs. On March 26, 2008, Hoop Holdings, LLC, Hoop Retail Stores, LLC and Hoop Canada

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SUBSEQUENT EVENTS (Unaudited) (Continued)

Holdings, Inc. each filed a voluntary petition for relief under Chapter 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "US Bankruptcy Court") (Case Nos. 08-10544, 08-10545, and 08-10546, respectively). Hoop Canada, Inc. filed for protection pursuant to the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) ("Canadian Bankruptcy Court") on March 27, 2008. The Hoop entities currently manage, and will continue to manage, their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the US Bankruptcy Court or Canadian Bankruptcy Court, as applicable, and in accordance with the applicable provisions of the Bankruptcy Code or the CCAA, as applicable. Neither the parent company, The Children's Place Retail Stores, Inc., nor any of its other subsidiaries, is commencing a Chapter 11 case.

        In connection with the bankruptcy filings, Hoop intends to pursue the transfer of a substantial portion of the Disney Store business and assets to Disney (the "Private Sale"), subject to court approval. In connection with the proposed Private Sale, the Hoop entities filed motions for orders that grant authority to sell their assets to Disney pursuant to section 363 of the Bankruptcy Code (and a similar provision under the CCAA) and that request the courts to set a hearing date for the proposed Private Sale. The proposed Private Sale would be subject to the satisfaction of certain conditions, including approval of the US Bankruptcy Court and Canadian Bankruptcy Court, and would be targeted for completion by April 30, 2008.

        In the event of a successful completion of a sale of the Disney Store business to The Walt Disney Company through Chapter 11, The Children's Place would be released from future liabilities and unlimited claims by The Walt Disney Company. The Company continues to expect the pre-tax cash costs to exit the Disney Store business to be within the previously stated range of $50 million to $100 million, payable over a period of time, including estimated severance and other employee costs for the Company's employees servicing Hoop, professional fees and other costs the Company may incur during the Hoop bankruptcy cases, as well as claims that might be asserted against the Company in the bankruptcy proceedings.

        Unrelated to the Company's decision to exit the business, Hoop recently received notices of several material breaches under its license agreement with The Walt Disney Company. Hoop believes it has cured some of the asserted breaches and intends to cure or to assert defenses to the other asserted breaches.

(a)(2) Financial Statement Schedules

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED FEBRUARY 2, 2008, FEBRUARY 3, 2007 AND JANUARY 28, 2006
(in thousands)

COLUMN A	COLUMN B	COLUMN C—ADDITIONS		COLUMN D	COLUMN E
	Balance at beginning of year	Charged to expense	Charged to other accounts	Deductions	Balance at end of year
Inventory markdown reserve(1)
Fiscal year ended February 2, 2008	$9,187	$7,189	$—	$(2,001)	$14,37 5
Fiscal year ended February 3, 2007	$2,353	$6,834	$—	$—	$9,187
Fiscal year ended January 28, 2006	$3,776	$1,695	$—	$(3,118)	$2,353

(1)
Reflects adjustment of out-of-season merchandise inventories to realizable value. Column C represents increases to the reserve and Column D represents decreases to the reserve based on quarterly assessments of the reserve. Markdowns are taken to sell through out-of-season merchandise inventory.

(a)(3) Exhibits

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
3.2(1)	Amended and Restated By-Laws of the Company filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
4.1(1)	Form of Certificate for Common Stock of the Company filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.1(1)(*)	1996 Stock Option Plan of The Children's Place Retail Stores, Inc. filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.2(1)(*)	1997 Stock Option Plan of The Children's Place Retail Stores, Inc. filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.3(*)
Amended and Restated 2005 Equity Incentive Plan Of The Children's Place Retail Stores, Inc., filed as an Exhibit 10.2 to the registrant's current report on Form 8-K dated June 23, 2005 is incorporated by reference herein.
10.4(1)(*)	The Children's Place Retail Stores, Inc.'s Employee Stock Purchase Plan filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.5(*)
The Children's Place Retail Stores, Inc. 401(k) Plan, as amended filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.

10.6(1)
Form of Indemnification Agreement between the Company and the members of its Board of Directors filed as an exhibit 10.7 to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.7
Lease for a distribution center and corporate headquarters facility (915 Secaucus Road) between the Company and Hartz Mountain Associates, dated June 30, 1998 filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended August 1, 1998 is incorporated by reference herein.
10.8
Amendment to a lease for a distribution center and corporate headquarters facility (915 Secaucus Road) between the Company and Hartz Mountain Associates, dated November 20, 1998 filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1998 is incorporated by reference herein.
10.9
Lease Termination Agreement for a distribution center and corporate headquarters facility (915-900 Secaucus Road) between the Company and Hartz Mountain Associates, dated May 3, 2006 filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended July 29, 2006 is incorporated by reference herein.
10.10
Rescission of Lease Termination Agreement for a distribution center and corporate headquarters facility (915 Secaucus Road) between the Company and Hartz Mountain Associates, dated November 27, 2006 amended filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.11
Lease Agreement between the Company and Haven Gateway LLC (Ontario California Distribution Center), dated as of August 17, 2000 filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the period ended October 28, 2000 is incorporated by reference herein.
10.12
Notification letter dated April 9, 2007 to Haven Gateway LLC indicating that the Company was exercising its right to extend its lease of the Ontario California distribution center for an additional thirty three (33) months as filed as Exhibit 10.1 to Form 8-K dated April 12, 2007.
10.13
Lease Agreement as of August 12, 2003 between Orlando Corporation and The Children's Place (Canada), LP, together with Indemnity Agreement as of August 12, 2003 between the Company and Orlando Corporation, together with Surrender of Lease as of August 12, 2003 between the Company and Orlando Corporation and Orion Properties Ltd. (Canadian Distribution Center) filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ending November 1, 2003 is incorporated by reference herein.
10.14
Lease Agreement between the Company and Turnpike Crossing I, LLC (Dayton New Jersey Distribution Center), dated as of July 14, 2004 filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the period ended July 31, 2004 is incorporated by reference herein.
10.15
Lease Agreement between the Company and Hartz Mountain Metropolitan (2 Emerson Corporate Headquarters), dated May 3, 2006 filed as Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated by reference herein.
10.16
Lease Modification Agreement between the Company and Hartz Mountain Metropolitan (2 Emerson Corporate Headquarters) dated November 27, 2006 amended filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.

10.17
Lease Agreement between the Company and 443 South Raymond Owner, LLC (Administrative offices in Pasadena, CA) as of January 21, 2005 amended filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.18
First Amendment to Lease Agreement between the Company and 443 South Raymond Owner, LLC (Administrative offices in Pasadena, CA) as of January 21, 2005 amended filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.19
Acquisition Agreement dated as of October 19, 2004 by and among Disney Enterprises, Inc., Disney Credit Card Services, Inc., Hoop Holdings, LLC and Hoop Canada Holdings, Inc. filed as Exhibit 2.1 to registrant's Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated by reference herein.
10.20
License and Conduct of Business Agreement dated as of November 21, 2004 by and among TDS Franchising, LLC, The Disney Store, LLC and The Disney Store (Canada) Ltd. filed as Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated by reference herein. This exhibit omits information for which the Commission has granted our request for confidential treatment.
10.21
Guaranty and Commitment dated as of November 21, 2004 by The Children's Place Retail Stores, Inc. and Hoop Holdings, LLC in favor of The Disney Store, LLC, The Disney Store (Canada) Ltd. and TDS Franchising, LLC. filed as Exhibit 10.5 to registrant's Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated by reference herein.
10.22
Letter Agreement dated April 6, 2006 amending the Internet start date among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC filed in registrant's Annual Report on Form 10-K for the period ended January 28, 2006 is incorporated by reference herein.
10.23
Letter Agreement dated April 5, 2006 amending the refurbishment commitment among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC filed in registrant's Annual Report on Form 10-K for the period ended January 28, 2006 is incorporated by reference herein.
10.24
First Amendment to Fifth Amended and Restated Loan and Security Agreement, dated November 2, 2007 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent amended filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.25
Fourth Amended and Restated Loan and Security Agreement dated as of October 30, 2004 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated by reference herein.
10.26
First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated December 31, 2004 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed in registrant's Annual Report on Form 10-K filed April 14, 2005 for the period ended January 29, 2005 is incorporated by reference herein.

10.27
Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated April 12, 2005 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories, thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the period ended April 30, 2005 is incorporated by reference herein.
10.28
Third Amendment to Fourth Amended and Restated Loan and Security Agreement, dated July 29, 2005 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.01 to registrant's Form 8-K dated July 29, 2005 is incorporated by reference herein.
10.29
Fourth Amendment to Fourth Amended and Restated Loan and Security Agreement dated April 11, 2006 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed in registrant's Annual Report on Form 10-K for the period ended January 28, 2006 is incorporated by reference herein.
10.30
Fifth Amended and Restated Loan and Security Agreement, dated June 28, 2007 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent amended filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.31
Letter of Credit Agreement dated June 28, 2007 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent amended filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.32
Loan and Security Agreement dated as of November 21, 2004 between The Disney Store, LLC and Hoop Retail Stores, LLC, as borrowers, Hoop Canada Holdings, Inc., as guarantor, Hoop Canada, Inc. and The Disney Store (Canada) Ltd., as secondary guarantors, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.6 to registrant's Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated by reference herein.
10.33
First Amendment to Loan and Security Agreement dated as of April 11, 2006 between Hoop Retail Stores, LLC, as borrower; Hoop Canada Holdings, Inc., as guarantor; Hoop Canada, Inc., as secondary guarantor; the financial institutions named therein; and Wells Fargo Retail Finance, LLC, as agent filed in registrant's Annual Report on Form 10-K for the period ended January 28, 2006 is incorporated by reference herein.
10.34
Second Amendment to Loan and Security Agreement dated as of June 28, 2007 between Hoop Retail Stores, LLC, as borrower; Hoop Canada Holdings, Inc., as guarantor; Hoop Canada, Inc., as secondary guarantor; the financial institutions named therein; and Wells Fargo Retail Finance, LLC, as agent amended filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.35(*)	Offer letter dated September 15, 1995 with Steven Balasiano filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated by reference herein.

10.36(*)
Severance agreement and release dated July 9, 2007 with Steven Balasiano filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.37(*)
Amended and restated employment agreement dated May 12, 2006 with Ezra Dabah filed as Exhibit 10.6 to registrant's Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated by reference herein.
10.38(*)
Amended and restated employment agreement dated May 12, 2006 with Neal Goldberg filed as Exhibit 10.7 to registrant's Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated by reference herein.
10.39(*)	Employment agreement dated July 28, 2006 with Tara Poseley filed as Exhibit 10.5 to registrant's Form 10-Q for the period ended July 29, 2006 is incorporated by reference herein.
10.40(*)
Employment Agreement dated April 16, 2007 effective as of February 4, 2007 between The Children's Place Retail Stores, Inc. and Susan Riley filed as Exhibit 99.1 to Form 8-K dated April 19, 2007 is incorporated by reference herein.
10.41
Hardware and Engineering Services Agreement between The Children's Place Services Company, LLC and Dematic Corp. (Material Handling System for the Fort Payne Distribution Center), dated September 29, 2006 filed as Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the period ended October 28, 2006 is incorporated by reference herein.
10.42
Mechanical Installation and Electrical Installation Services Agreement between The Children's Place Services Company, LLC and Dematic Corp. (Material Handling System for the Fort Payne Distribution Center), dated September 29, 2006 filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the period ended October 28, 2006 is incorporated by reference herein.
10.43
Standard Form of Agreement between The Children's Place Services Company, LLC and Clayco, Inc. (Construction of the Ft. Payne Distribution Center), executed January 18, 2007 filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.44
Third Amendment to Loan and Security Agreement dated as of August 9, 2007 between Hoop Retail Stores, LLC, as borrower; Hoop Canada Holdings, Inc., as guarantor; Hoop Canada, Inc., as secondary guarantor; the financial institutions named therein; and Wells Fargo Retail Finance, LLC, as agent filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.45
Refurbishment Amendment to License and Conduct of Business Agreement dated as of August 29, 2007 between The Children's Place Retail Stores, Inc., its subsidiaries Hoop Retail Stores, LLC and Hoop Canada, Inc. and TDS Franchising LLC, a subsidiary of The Walt Disney Company. Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.46
Letter Agreement dated November 12, 2007 amending the Internet start date among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.

10.47(*)
Employment Agreement Term Sheet dated November 20, 2007 effective as of October 1, 2007 between The Children's Place Retail Stores, Inc. and Charles Crovitz filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.48(*)	Offer letter dated October 19, 2007 with Richard Paradise filed as Exhibit 99.1 to Form 8-K filed December 12, 2007 is incorporated by reference herein.
10.49(*)	Form of Amended and Restated Performance Share Award Agreement filed as Exhibit 99.1 to Form 8-K filed January 24, 2008 is incorporated by reference herein.
10.50(*)	Form of Amended and Restated Deferred Stock Award Agreement filed as Exhibit 99.2 to Form 8-K filed January 24, 2008 is incorporated by reference herein.
10.51(*)	Form of Amended and Restated Change in Control Agreement filed as Exhibit 99.3 to Form 8-K filed January 24, 2008 is incorporated by reference herein.
10.52(*)(+)	Amendment No. 1 to Employment Agreement dated February 27, 2007 with Tara Poseley.
10.53(*)(+)	Amendment No. 2 to Employment Agreement dated December 12, 2007 with Tara Poseley.
10.54(*)(+)	Amendment No. 3 to Employment Agreement dated January 24, 2008 with Tara Poseley.
10.55(*)(+)	Employment Agreement dated September 26, 2007 with Charles Crovitz.
10.56(*)
Agreement and General Release, dated January 29, 2008, between The Children's Place Retail Stores, Inc. and Neal Goldberg filed as Exhibit 10.1 to Form 8-K filed February 4, 2008 is incorporated by reference herein.
10.57(+)	Notice of Discontinuation of Guaranty and Commitment dated March 26, 2008.
10.58(+)	Letter Agreement dated February 6, 2008 amending the Internet start date among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC.
21.1(+)	Subsidiaries of the Company
23.1(+)	Consent of Independent Registered Public Accounting Firm
31.1(+)	Certificate of Principal Executive Officer pursuant to rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2(+)	Certificate of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Exhibit numbers are identical to the exhibit numbers incorporated by reference to such registration statement.

(*)
Compensation Arrangement.

(+)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN'S PLACE RETAIL STORES, INC.
By:	/s/ CHARLES CROVITZ Charles Crovitz Interim Chief Executive Officer April 2, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SALLY FRAME KASAKS Sally Frame Kasaks	Acting Chairman of the Board and Lead Director	April 2, 2008
/s/ CHARLES CROVITZ Charles Crovitz	Director, Interim Chief Executive Officer (A Principal Executive Officer)	April 2, 2008
/s/ SUSAN RILEY Susan Riley	Executive Vice President, Finance and Administration (A Principal Executive Officer and Principal Financial Officer)	April 2, 2008
/s/ RICHARD PARADISE Richard Paradise	Senior Vice President, Chief Financial Officer (A Financial Officer and Principal Accounting Officer)	April 2, 2008
/s/ EZRA DABAH Ezra Dabah	Director	April 2, 2008
/s/ MALCOLM ELVEY Malcolm Elvey	Director	April 2, 2008
/s/ ROBERT FISCH Robert Fisch	Director	April 2, 2008
/s/ STANLEY SILVERSTEIN Stanley Silverstein	Director	April 2, 2008

QuickLinks

PART I
  ITEM 1.—BUSINESS
  ITEM 1A.—RISK FACTORS
  ITEM 1B.—UNRESOLVED STAFF COMMENTS
  ITEM 2.—PROPERTIES
  ITEM 3.—LEGAL PROCEEDINGS
  ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5.—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6.—SELECTED FINANCIAL DATA
  ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A.—CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
  ITEM 9B.—OTHER INFORMATION
PART III
  ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11.—EXECUTIVE COMPENSATION
  ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14.—PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15.—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Report of Independent Registered Public Accounting Firm
THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands)
THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED FEBRUARY 2, 2008, FEBRUARY 3, 2007 AND JANUARY 28, 2006 (in thousands)
SIGNATURES