Form 10-Q
period 2008-05-03
CHILDRENS PLACE RETAIL STORES INC
filed 2008-06-12
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of an “accelerated filer, large accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Don’t check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

 The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of June 9, 2008 was 29,287,981 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 3, 2008

PART I.     FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands)

	May 3,	February 2,	May 5,
	2008	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$118,315	$81,626	$117,431
Short-term investments	—	—	55,563
Accounts receivable	34,661	41,143	33,524
Inventories	179,065	196,606	159,570
Prepaid expenses and other current assets	72,048	67,589	41,050
Deferred income taxes	20,358	25,321	12,282
Restricted assets in bankruptcy estate of subsidiary	99,068	—	—
Assets held for sale	—	98,591	79,550
Total current assets	523,515	510,876	498,970
Long-term assets:
Property and equipment, net	338,450	354,141	306,630
Deferred income taxes	89,033	125,292	84,014
Other assets	2,878	3,065	2,460
Assets held for sale	—	4,163	61,509
Total assets	$953,876	$997,537	$953,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$27,936	$88,976	$—
Accounts payable	59,303	80,807	85,538
Income taxes payable	5,514	3,845	3,701
Accrued expenses, interest, and other current liabilities	103,759	136,867	133,163
Liabilities subject to compromise	123,694	—	—
Total current liabilities	320,206	310,495	222,402
Long-term liabilities:
Deferred rent liabilities	108,582	136,708	124,248
Deferred royalty	—	42,988	44,120
Other tax liabilities	23,820	23,520	21,563
Other long-term liabilities	9,102	11,593	6,574
Total liabilities	461,710	525,304	418,907
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at May 3, 2008, February 2, 2008, and May 5, 2007	—	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 29,223,186, 29,139,664 and 29,083,916 issued and outstanding at May 3, 2008, February 2, 2008, and May 5, 2007, respectively	2,923	2,914	2,909
Additional paid-in capital	197,814	195,591	189,724
Accumulated other comprehensive income	12,117	13,934	7,968
Retained earnings	279,312	259,794	334,075
Total stockholders’ equity	492,166	472,233	534,676
Total liabilities and stockholders’ equity	$953,876	$997,537	$953,583

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Net sales	$400,212	$355,995
Cost of sales	229,120	204,021

Gross profit	171,092	151,974

Selling, general and administrative expenses	119,410	107,775
Depreciation and amortization	17,652	14,597

Operating income	34,030	29,602
Interest (expense) income, net	(493)	1,000

Income from continuing operations before income taxes	33,537	30,602
Provision for income taxes	14,117	11,533

Income from continuing operations	19,420	19,069
Income (loss) from discontinued operations, net of income taxes	98	(4,355)
Net income	$19,518	$14,714

Basic earnings (loss) per share amounts
Income from continuing operations	$0.67	$0.66
Income (loss) from discontinued operations	0.00	(0.15)
Net income	$0.67	$0.51
Basic weighted average common share outstanding	29,182	29,084

Diluted earnings (loss) per share amounts
Income from continuing operations	$0.66	$0.64
Income (loss) from discontinued operations	0.00	(0.15)
Net income (1)	$0.67	$0.49
Diluted weighted average common share outstanding	29,275	30,002

(1) Table does not add due to rounding

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,518	$14,714
Less income (loss) from discontinued operations	98	(4,355)
Income from continuing operations	19,420	19,069
Reconciliation of net income to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	17,652	14,598
Other amortization	65	69
Loss on disposal of property and equipment	24	69
Stock-based compensation	1,355	1,146
Deferred taxes	41,132	(6,214)
Deferred rent expense and lease incentives	(3,764)	(3,267)
Changes in operating assets and liabilities:
Accounts receivable	(2,197)	1,433
Inventories	17,019	11,279
Prepaid expenses and other current assets	(153)	513
Other assets	(56)	32
Accounts payable	32,524	4,369
Accrued expenses, interest and other current liabilities	13,204	(2,880)
Intercompany (discontinued operations)	(15,216)	10,387
Income taxes payable, net of prepayments	(13,881)	(13,773)
Deferred rent liabilities	1,453	3,156
Other liabilities	(340)	4,501
Total adjustments	88,821	25,418
Net cash provided by operating activities of continuing operations	108,241	44,487
Net cash provided by (used in) operating activities of discontinued operations	34,870	(17,714)
Net cash provided by operating activities	143,111	26,773
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(9,079)	(39,492)
Purchase of investments	—	(617,687)
Sale of investments	—	613,975
Net cash used in investing activities of continuing operations	(9,079)	(43,204)
Net cash (used in) provided by investing activities of discontinued operations	(35,449)	18,669
Net cash used in investing activities	(44,528)	(24,535)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	313,650	31,486
Repayments under revolving credit facilities	(355,275)	(31,486)
Exercise of stock options and employee stock purchases	877	—
Capital contribution to subsidiary in discontinued operations	(8,250)	—
Net cash used in financing activities of continuing operations	(48,998)	—
Net cash used in financing activities of discontinued operations	(11,878)	—
Net cash used in financing activities	(60,876)	—
Effect of exchange rate changes on cash of continuing operations	(831)	835
Effect of exchange rate changes on cash of discontinued operations	(187)	342
Effect of exchange rate changes on cash	(1,018)	1,177
Net increase in cash and cash equivalents	36,689	3,415
Cash and cash equivalents, beginning of year	81,626	114,016
Cash and cash equivalents, end of quarter	$118,315	$117,431

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
OTHER CASH FLOW INFORMATION:
Net cash (refunded) paid during the year for income taxes	$(13,093)	$25,863
Cash paid during the year for interest	1,000	321
(Decrease) increase in accrued purchases of property and equipment, lease acquisition and software costs	(6,529)	2,177

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly The Children’s Place Retail Stores, Inc.’s (the “Company”) consolidated financial position as of May 3, 2008 and May 5, 2007, the results of its consolidated operations for the thirteen weeks ended May 3, 2008 and May 5, 2007, and its consolidated cash flows for the thirteen weeks ended May 3, 2008 and May 5, 2007. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 3, 2008 and May 5, 2007 are not necessarily indicative of operating results for a full fiscal year. The accompanying unaudited condensed consolidated financial statements have classified the Disney Store business as discontinued operations in accordance with U.S. GAAP, reflecting the Company’s exit of the Disney Store business (see Note 2-Discontinued Operations). Correspondingly, reclassifications have been made to conform to the current year’s presentation. Also, a reclassification of cash disbursement overdraft balances from accounts payable to cash to the extent a right of offset exists was made to the May 5, 2007 balances, which had the effect of reducing cash and accounts payable by $2.3 million. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 2, 2008 included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

2.             DISCONTINUED OPERATIONS

In November 2004, the Company acquired, through two wholly-owned subsidiaries, certain assets used to operate the Disney Store retail chain in North America (the “Disney Store business”) from affiliates of The Walt Disney Company (“Disney”). The Company’s subsidiaries that operate the Disney Store business are referred to herein interchangeably and collectively as “Hoop.” As a result of this acquisition and a subsequent transaction, Hoop acquired 315 Disney Stores, consisting of 313 mall-based existing Disney Stores in the United States and Canada and two Disney flagship stores (together, the “Original Acquisition”), along with certain other assets used in the Disney Store business. The Original Acquisition excluded stores located at Disney theme parks, other flagship stores and certain other Disney properties.

Concurrent with the Original Acquisition, the Company entered into a License Agreement (the “License Agreement”) and a Guaranty and Commitment (the “Guaranty and Commitment Agreement”). Under the License Agreement, Hoop had the right to use certain Disney intellectual property, subject to Disney approval, in the Disney Store business in exchange for ongoing royalty payments. These royalty payments commenced in November 2006, after a two-year royalty holiday period subsequent to the Original Acquisition. Royalty payments were equal to 5% of net sales at the physical Disney Store retail locations, subject to a royalty abatement with respect to a limited number of stores. The amortization of the estimated value of the two-year holiday under the License Agreement was recognized on a straight-line basis over the term of the License Agreement.

The License Agreement, as well as the Company’s credit facilities, placed certain liquidity restrictions on the Company. These agreements restricted the commingling of funds between The Children’s Place and Hoop, limited the borrowings by Hoop from The Children’s Place, and limited distributions other than payment for the allocated costs of shared services from Hoop to The Children’s Place. Since the Original Acquisition, the Company has segregated all cash receipts and disbursements, investments and credit facility borrowings and letter of credit activity.

The License Agreement included provisions regarding the manner in which Hoop operated the Disney Store business and required approvals from a Disney affiliate for certain matters, including all uses of Disney intellectual property.

Beginning in July 2007, Hoop commenced Internet commerce operations through an alliance with a Disney affiliate. The Company paid a Disney affiliate fees based on a percentage of e-commerce sales, a portion of which was allocated to cost of sales and a portion to selling, general and administrative expenses, for the use of the Disney Internet commerce website.

In August 2007, the Company, Hoop and Disney amended the License Agreement by executing the Refurbishment

Amendment (the “Refurbishment Amendment”). Subject to compliance with the terms and satisfaction of the conditions in the Refurbishment Amendment, Disney agreed to forbear from exercising any of its rights or remedies under the License Agreement based on previously asserted breaches of the License Agreement. If the Company breached any of the provisions of the Refurbishment Amendment on three or more occasions and Disney had not previously terminated the Refurbishment Amendment, the Company would have owed $18.0 million to Disney with respect to the breach fees called for by the License Agreement. If the Company violated any of the provisions of the Refurbishment Amendment on five or more occasions, the Refurbishment Amendment provided that Disney would have the right to immediately terminate the License Agreement, without any right by the Company to defend, counterclaim, protest or cure. The Refurbishment Amendment set forth specific requirements to remodel and otherwise refresh the Disney Stores while the Refurbishment Amendment remained in effect. In connection with the Refurbishment Amendment, the Company’s Board of Directors authorized an investment of $175 million to remodel and refresh stores through fiscal 2011.

After a thorough review of the Disney Store business, its potential earnings growth, its capital needs and its ability to fund such needs from its own resources, the Company announced on March 20, 2008 that it had decided to exit the Disney Store business. Additionally, Hoop had received notices of several material breaches under the License Agreement. Hoop believed it had cured some of the asserted breaches and intended to cure or to assert defenses to the other asserted breaches.

After assessing the above factors and considering Hoop’s liquidity, Hoop’s Board of Directors determined that the best way to complete an orderly wind-down of Hoop’s affairs was for Hoop to seek relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). On March 26, 2008, Hoop Holdings, LLC, Hoop Retail Stores, LLC and Hoop Canada Holdings, Inc. each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “U.S. Bankruptcy Court”) (Case Nos. 08-10544, 08-10545, and 08-10546, respectively, the “Cases”). On March 27, 2008, Hoop Canada, Inc. filed for protection pursuant to the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (Commercial List) (“Canadian Bankruptcy Court”) (Court File No. 08-CL-7453, and together with the Cases, the “Filings”). Each of the foregoing Hoop entities are referred to collectively herein as the “Hoop Entities.”

Since these Filings, the Hoop Entities have managed their properties and have operated their businesses as “debtors-in-possession” under the jurisdiction of the U.S. Bankruptcy Court or the Canadian Bankruptcy Court, as applicable, and in accordance with the applicable provisions of the Bankruptcy Code or the CCAA, as applicable. Neither the Company, as Hoop’s parent company nor any of the Company’s other subsidiaries, has commenced or plans to commence a Chapter 11 case (or equivalent under applicable bankruptcy laws).

After receiving the approval of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, on April 30, 2008, Hoop transferred the Disney Store business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of Disney in an asset sale (the “Private Sale”), pursuant to section 363 of the Bankruptcy Code (and a similar provision under the CCAA.) Upon closing, affiliates of Disney paid approximately $64.0 million for the acquired assets of the Disney Store business, subject to a post-closing inventory and asset adjustment. Approximately $6.0 million of the purchase price was held in escrow for such true-up purposes. The proceeds received from the Private Sale will be utilized to settle the Hoop Entities’ liabilities as “debtors-in-possession” under the jurisdiction of the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable. As a “debtor-in-possession,” certain claims against Hoop that existed prior to the Filings are stayed under the jurisdiction of the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable, and are reflected in the May 3, 2008 balance sheet as “liabilities subject to compromise.”

According to the terms of the Private Sale, Hoop transferred 217 Disney Stores to affiliates of Disney and granted such affiliates the right to operate and wind-down the affairs of the remaining Disney Stores for a specified time period, after which Disney may choose to return such stores to Hoop’s bankruptcy estate for treatment as approved by the relevant bankruptcy court. Additional claims (liabilities subject to compromise) may arise as a result of the rejection of executory contracts, including leases for the stores returned to the Hoop estate, and from the determination by the U.S. Bankruptcy Court or Canadian Bankruptcy Court (or agreed to by Hoop’s creditors) of claims allowed for contingencies and other related amounts. In the thirteen weeks ended May 3, 2008, Hoop recorded a liability of approximately $19.2 million for the potential settlement of the remaining Disney Stores leases. Claims secured against Hoop’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to petition the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable, for relief from the stay.

During the year ended February 2, 2008, the Company recorded $80.3 million in asset impairment charges related to the Company’s decision to exit the Disney Store business. In addition, during the year ended February 2, 2008, the Company recorded $6.1 million in costs primarily related to the cancellation of the Disney Store remodeling program. As a “debtor-in-possession,” Hoop expects to settle its “liabilities subject to compromise” with its restricted assets, by the end of fiscal 2008.

In connection with the closing of the Private Sale, Disney’s relevant affiliates released Hoop from its rights and obligations under the License Agreement, as amended by the Refurbishment Amendment and the Guaranty and Commitment Agreement, and any related future liabilities and unlimited claims. Further, in connection with the Private Sale and the satisfaction of other conditions,

Disney and its affiliates released the Company from its obligations under the Guaranty and Commitment Agreement and Refurbishment Agreement. Separately, the Company entered into a settlement and release of claims with Hoop and its creditors’ committee, which was approved by the U.S. Bankruptcy Court on April 29, 2008. The Company has agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against Hoop, which include inter-company charges for shared services of approximately $24.1 million, a capital contribution the Company made to Hoop of approximately $8.3 million in cash on March 18, 2008 and to pay severance and other employee costs for the Company’s employees servicing Hoop of approximately $7.8 million, and certain other professional fees and other costs the Company may incur during the Hoop Entities’ bankruptcy proceedings, as well as claims that might be asserted against the Company in such bankruptcy proceedings.

The Disney Store business has been segregated from continuing operations and included in “Discontinued operations, net of taxes” in the condensed consolidated statements of operation. In discontinued operations, the Company has reversed its allocation of shared services to the Disney Stores and has charged discontinued operations with the administrative and distribution expenses that were attributable to the Disney Stores. During the thirteen weeks ended May 3, 2008, discontinued operations included certain one-time costs related to professional and restructuring fees, as well as severance and other employee costs. Discontinued operations were comprised of (in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Net sales	$129,177	$122,868
Cost of sales	93,367	83,896

Gross profit	35,810	38,972

Selling, general and administrative expenses	44,305	42,823
Restructuring charges	13,514	—
Depreciation and amortization	—	3,138

Operating loss	(22,009)	(6,989)
Gain on disposal of assets and liabilities of discontinued operations	23,135	—
Interest (expense) income, net	(1,012)	318

Income (loss) before income taxes	114	(6,671)
Provision (benefit) for income taxes	16	(2,316)

Income (loss) from discontinued operations, net of income taxes	$98	$(4,355)

As of May 3, 2008, the assets and liabilities of Hoop have been segregated and have been included in “Restricted assets in bankruptcy estate of subsidiary” and “Liabilities subject to compromise” in the condensed consolidated balance sheet. They are detailed as follows (in thousands):

May 3, 2008
Restricted assets in bankruptcy estate of subsidiary:
Cash and cash equivalents	$84,292
Accounts receivable	13,490
Prepaid expenses	1,286
$99,068

Liabilities subject to compromise:
Accounts payable - pre-petition	$62,135
Accounts payable - post-petition	4,279
Accrued expenses and other current liabilities	57,280
$123,694

For the condensed consolidated balance sheets as of February 2, 2008 and May 5, 2007, “Assets held for sale” reflect the assets subsequently sold to affiliates of Disney. They are detailed as follows (in thousands):

	February 2, 2008	May 5, 2007
Current assets held for sale:
Accounts receivable	$4,555	$2,001
Inventories	88,674	71,507
Prepaid expenses and other current assets	5,362	6,042
	$98,591	$79,550

Non-current assets held for sale:
Property and equipment, net	3,317	60,874
Other assets - security deposits	846	635
	$4,163	$61,509

For the condensed consolidated balance sheets as of February 2, 2008 and May 5, 2007, the remaining assets and liabilities of Hoop are included in their respective balance sheet categories and were included in the following asset and liability categories (in thousands):

	February 2, 2008	May 5, 2007

Cash and cash equivalents	$12,644	$34,012
Short term investments	—	5,001
Accounts receivable	8,627	10,603
Prepaid expenses and other current assets	11,054	8,425
Total current assets	32,325	58,041
Other assets	152	259
Total assets	$32,477	$58,300

Revolving loan	$19,415	$—
Accounts payable	51,795	27,146
Accrued expenses and other current liabilities	41,662	24,003
Total current liabilities	112,872	51,149
Deferred rent liabilities	25,518	21,951
Deferred royalty	42,988	44,120
Other long-term liabilities	1,863	1,845
Total liabilities	$183,241	$119,065

Cash flows from the Company’s discontinued operations were as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$98	$(4,355)
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	3,138
Deferred financing fees and related amortization	778	67
Gain on disposal of the Disney Store business	(23,135)	4
Deferred royalty, net	(368)	(414)
Deferred rent expense and lease incentives	(881)	(34)
Changes in operating assets and liabilities:
Accounts receivable	483	(1,589)
Inventories	13,050	(1,598)
Prepaid expenses and other current assets	11,013	572
Other assets	(50)	(132)
Accounts payable	15,378	3,196
Accrued expenses, interest and other current liabilities	2,517	(3,818)
Intercompany (continuing operations)	15,216	(10,387)
Income taxes payable, net of prepayments	(254)	(827)
Deferred rent liabilities	741	81
Other liabilities	284	(1,618)
Total adjustments	34,772	(13,359)
Net cash provided by (used in) operating activities	34,870	(17,714)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(8,755)	(4,655)
Cash received from sale of Disney Store assets	57,598	—
Restriction of cash	(84,292)	—
Purchase of investments	—	(243,625)
Sale of investments	—	266,949
Net cash (used in) provided by investing activities	(35,449)	18,669
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	160,237	16,375
Repayments under revolving credit facilities	(179,652)	(16,375)
Cash contribution from parent company	8,250	—
Deferred financing fees	(713)	—
Net cash used in financing activities	(11,878)	—

Effect of exchange rate changes on cash	(187)	342
Net increase in cash and cash equivalents	(12,644)	1,297
Cash and cash equivalents, beginning of year	12,644	32,715
Cash and cash equivalents, end of quarter	$—	$34,012

3.             STOCK-BASED COMPENSATION

The Company maintains several equity compensation plans under which it grants various forms of equity compensation, including stock options, deferred and restricted stock and performance awards.

During the fourth quarter of fiscal 2007, the Company’s Board of Directors approved the 2008 Long Term Incentive Plan (the “LTIP”). The LTIP provides for the issuance of deferred stock awards and performance awards to key members of management (the “Participants”). The awards are based on salary level and the fair market value of the Company’s common stock on the grant date.

Fair market value is equal to the average of the high and low trading price of the Company’s common stock. The deferred stock awards vest over three years and have a service requirement only. Key features of the performance awards are as follows:

•                  Each performance award has a defined number of shares that a Participant can earn (the “Target Shares”). Based on performance levels, Participants can earn up to 200% of their Target Shares.

•                  The awards have a service requirement and performance criteria that must be achieved for the awards to vest.

•                  The performance criteria are based on the Company’s achievement of operating income levels in each of the fiscal years 2008, 2009 and 2010, as well as in the aggregate.

•                  Awards may be earned in each of the fiscal years based upon meeting the established performance criteria for that year, however, except in certain circumstances, the Participants must be employed by the Company at the end of the three year performance period or their awards are forfeited.

On March 6, 2008, the Compensation Committee approved the performance criteria and thus established a grant date for accounting purposes.

During the first quarter of fiscal 2008, the Company awarded to a key member of management: (a) 12,985 deferred stock awards; and (b) performance awards that provide for 12,985 Target Shares (assuming they are earned at 100%).

The following tables summarize the Company’s equity compensation expense for the thirteen weeks ended May 3, 2008 and May 5, 2007 (in thousands):

	Thirteen Weeks Ended May 3, 2008
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$178	$178
Deferred stock expense	116	779	895
Restricted stock expense	—	111	111
Performance award expense	—	171	171
Total stock-based compensation expense	$116	$1,239	$1,355

	Thirteen Weeks Ended May 5, 2007
	Cost of Goods Sold	Selling, General & Administrative	Total
Stock option expense	$—	$309	$309
Stock compensation expense related to the issuance of liability awards (1)	—	139	139
Expense related to the modification of previously issued stock options, primarily tolling (2)	676	176	852
Fair market value adjustments of tolled stock options accounted for as liability awards (2)	(118)	(36)	(154)
Total stock-based compensation expense	$558	$588	$1,146

(1)    During fiscal 2006, the Company promised stock options and deferred stock awards for which it was unable to complete the granting process due to the suspension of equity award grants. Based on the Company’s commitment to honor these grants, a liability was recorded. In the fourth quarter of fiscal 2007 after the suspension was lifted, these liabilities were converted to equity awards.

(2)    Under the terms of the Company’s equity compensation plans, terminated employees have 90 days from date of termination to exercise their vested options. Due to the suspension of stock option exercises on September 14, 2006, the Company modified options held by terminated employees to extend their expiration dates until after the date the suspension is lifted (i.e., tolled stock options). After the suspension was lifted on December 10, 2007, terminated employees had the same number of days to exercise their options as if the suspension had not occurred. Options that were tolled for employees terminated prior to September 14, 2006 were accounted for as liability awards because the option holders were no longer employees at the time of the modification and because of the Company’s inability to provide shares upon exercise. These options were reclassified to equity awards after the suspension was lifted. Options that were tolled for employees terminated after September 14, 2006 were accounted for as equity awards because their options were tolled in conjunction with their termination.

The Company recognized a tax benefit related to stock-based compensation expense of $0.6 million and $0.5 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

Stock Option Plans

The Company estimates the fair value of issued stock options using the Black-Scholes option pricing model using certain assumptions for stock price volatility, risk-free interest rates, and the expected life of the options as of each grant date. No stock options were granted during the thirteen weeks ended May 3, 2008 and May 5, 2007.

Changes in the Company’s stock options for the thirteen weeks ended May 3, 2008 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)

Options outstanding at beginning of year	2,220,904	$31.72	5.8	$2,727
Granted	—	—	—	—
Exercised	(65,747)	13.34	N/A	579
Forfeited	(838,407)	33.79	N/A	—
Options outstanding at end of quarter	1,316,750	$32.12	5.9	$3,935
Options exercisable at end of quarter	1,216,264	$32.60	5.6	$2,795

Changes in the Company’s unvested stock options for the thirteen weeks ended May 3, 2008 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested options, beginning of year	128	$10.25
Granted	—	—
Vested	—	—
Forfeited	(27)	6.24
Unvested options, end of quarter	101	$11.33

Total unrecognized equity compensation expense related to unvested stock options approximated $0.7 million as of May 3, 2008, which will be recognized over a weighted average period of approximately 2.4 years.

Deferred and Restricted Stock

Changes in the Company’s unvested deferred stock and restricted stock for the thirteen weeks ended May 3, 2008 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested deferred and restricted stock, beginning of year	493	$29.74
Granted	13	24.55
Vested	(18)	30.04
Forfeited	(120)	30.04
Unvested deferred and restricted stock, end of quarter	368	$29.44

Total unrecognized equity compensation expense related to unvested deferred and restricted stock awards approximated $9.3 million as of May 3, 2008, which will be recognized over a weighted average period of approximately 2.7 years.

Performance Awards

Changes in the Company’s unvested Performance Awards for the thirteen weeks ended May 3, 2008 were as follows:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of year (2)	210	$20.97
Granted	13	24.55
Vested	—	—
Forfeited	(86)	20.97
Unvested performance shares, end of quarter	137	$21.31

(1)          The number of unvested performance shares is based on the Participants earning their Target Shares at 100%. As of May 3, 2008, The Company estimates that Participants will earn 117% of their Target Shares. The cumulative expense recognized reflects that change in estimation.

(2)          As noted above, the performance criteria for the performance awards were not established until March 6, 2008. The beginning balance represents those shares authorized in the fourth quarter of fiscal 2007.

Total unrecognized equity compensation expense related to unvested performance awards approximated $3.2 million as of May 3, 2008, which will be recognized over a weighted average period of approximately 2.8 years.

4.             NET INCOME PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Income from continuing operations	$19,420	$19,069
Income (loss) from discontinued operations, net of taxes	98	(4,355)
Net income	$19,518	$14,714

Basic weighted average common shares	29,182	29,084
Dilutive effect of stock awards	93	918
Diluted weighted average common shares	29,275	30,002
Antidilutive stock awards	1,923	—

Antidilutive stock awards (stock options, deferred stock awards and restricted stock awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in the earnings per share calculation.

5.                                           COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Net income	$19,518	$14,714
Cumulative translation adjustment	(1,817)	3,624
Comprehensive income	$17,701	$18,338

6.                                           PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Asset Life	May 3, 2008	February 2, 2008	May 5, 2007
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$—
Building and improvements	25 yrs	30,450	30,450	—
Material handling equipment	15 yrs	31,086	31,086	—
Leasehold improvements	Lease life	341,143	337,536	285,714
Store fixtures and equipment	3-10 yrs	242,836	243,552	205,513
Capitalized software	5 yrs	57,109	51,286	39,804
Construction in progress	—	5,388	12,033	92,197
		711,415	709,346	623,228
Less accumulated depreciation and amortization		(372,965)	(355,205)	(316,598)
Property and equipment, net		$338,450	$354,141	$306,630

As of May 3, 2008, the Company had $0.9 million in property and equipment for which payment had not been made, compared to $25.5 million as of May 5, 2007. These amounts are included in accounts payable and accrued expenses and other current liabilities.

7.                                           INVESTMENTS

The Company had no short-term investments as of May 3, 2008 and February 2, 2008. Investments are classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of May 5, 2007, the Company’s short-term investments were approximately $55.6 million and were principally comprised of Variable Rate Demand Notes (“VRDN”). VRDN are classified as available-for-sale and are stated at fair value. Interest rates reset periodically and the investments typically are settled within 35 days. As a result, there were no cumulative gross unrealized holding gains or losses related to these securities. All income from these investments was recorded as interest income.

8.                                           CREDIT FACILITIES

In accordance with certain terms of the License Agreement and the Company’s credit facilities, the Company segregated its credit facility borrowings and letter of credit activity for The Children’s Place and the Disney Store businesses. On March 26, 2008, the Amended Hoop Loan Agreement (as defined below) was terminated in conjunction with the filing of the Cases and Hoop entered into a DIP Credit Facility (as defined below).

2007 Amended Loan Agreement; Letter of Credit Agreement

In June 2007, the Company entered into a Fifth Amended and Restated Loan and Security Agreement (the “2007 Amended Loan Agreement”) and a new letter of credit agreement (the “Letter of Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”) as senior lender and administrative and syndication agent, and the Company’s other senior lenders to support The Children’s Place business, the seasonality of the Company’s capital needs and to reduce the fees associated with its credit facility borrowings. The 2007 Amended Loan Agreement provides a facility maximum of $100 million for borrowings and letters of credit, with a $30 million “accordion” feature that enables the Company, at its option, to increase the facility to an aggregate amount of $130 million, subject to an availability covenant which restricts maximum borrowings to 90% of the facility maximum, or $117 million.

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

Under the Letter of Credit Agreement, the Company can issue letters of credit for inventory purposes for up to $60 million to support The Children’s Place business. The Letter of Credit Agreement can be terminated at any time by either the Company or Wells Fargo. Interest is paid at the rate of 0.75% (or 1.0% during any period in which amounts remain outstanding under the seasonal over-advance feature under the 2007 Amended Loan Agreement) on the aggregate undrawn amount of all letters of credit outstanding. The Company’s obligations under the Letter of Credit Agreement are secured by a security interest in substantially all of the assets of The Children’s Place business, other than assets in Canada and Puerto Rico, and assets of Hoop. Upon any termination of the Letter of Credit Agreement, the Company would be required to fully collateralize all outstanding letters of credit issued thereunder and, if the Company failed to do so, its outstanding liability under the letter of credit agreement would reduce its borrowing capacity under the 2007 Amended Loan Agreement.

During the thirteen weeks ended May 5, 2007, the Company borrowed under the 2004 Amended Loan Agreement, which contained covenants substantially similar to the 2007 Amended Loan Agreement, except the 2004 Amended Loan Agreement: (i) permitted borrowings up to $130 million (including a sublimit for letters of credit of $100 million), (ii) provided for amounts outstanding to bear interest at a floating rate equal to the prime rate or, at the Company’s option, a LIBOR rate plus a pre-determined margin of 1.50% to 3.00%, and (iii) contained an unused line fee of 0.38%. The following table presents the components (in millions) of the Company’s credit facilities for its Children’s Place business as of May 3, 2008, February 2, 2008 and May 5, 2007:

	May 3, 2008	February 2, 2008	May 5, 2007
2007 Amended Loan Agreement/2004 Amended Loan Agreement (1)
Outstanding borrowings	$27.9	$69.6	$—
Letters of credit outstanding—merchandise	—	—	52.8
Letters of credit outstanding—standby	18.0	14.3	11.1
Utilization of credit facility at end of period	45.9	83.9	63.9
Availability covenant (2)	13.0	13.0	—
Availability	71.1	33.1	66.1
Facility maximum(3)	130.0	130.0	130.0
Average loan balance during the period (4)	66.3	44.1	0.4
Highest borrowings during the period (4)	80.6	116.8	—
Average interest rate	5.47%	7.21%	8.25%
Interest rate at end of period	5.00%	6.00%	8.25%
Letter of Credit Agreement (5)
Letters of credit outstanding—merchandise	29.9	26.5	N/A
Letter of credit facility maximum	60.0	60.0	N/A

(1)

As of May 3, 2008, the Company was borrowing under its 2007 Amended Loan Agreement and its Letter of Credit Agreement and had activated its accordion feature. As of May 5, 2007, the Company was borrowing under the 2004 Amended Loan Agreement.

(2)	Under the 2007 Amended Loan Agreement, the Company is required to keep a minimum of additional availability of at least 10% of the facility maximum.

(3)

Under the Company’s 2004 Amended Loan Agreement, the facility maximum was the lesser of $130.0 million or The Children’s Place business’ defined borrowing base. Under the 2007 Amended Loan Agreement, the facility maximum is the lesser of $130 million, subject to an availability covenant which restricts maximum borrowings to 90% of the facility maximum, or The Children’s Place business’ defined borrowing base.

(4)

During the thirteen weeks ended May 5, 2007, there were no borrowings under the 2004 Amended Loan Agreement, other than letters of credit that cleared after business hours. The maximum letters of credit outstanding during the thirteen weeks ended May 5, 2007 was $71.0 million.

(5)	The Letter of Credit Agreement can be terminated at any time by either the Company or Wells Fargo.

Amended Hoop Loan Agreement

In connection with the Original Acquisition of the Disney Store business in 2004, the domestic Hoop entity entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) with Wells Fargo as senior lender and syndication and administrative agent, and certain other lenders, establishing a senior secured credit facility for Hoop. In June 2007, concurrent with the execution of the 2007 Amended Loan Agreement, and in August 2007, the Company entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo, as senior lender and administrative and syndication agent, and the other lenders (together with the Hoop Loan Agreement, the “Amended Hoop Loan Agreement”) to reduce the interest rates charged on outstanding borrowings and letters of credit. The Amended Hoop Loan Agreement provided a facility maximum of $75 million for borrowings and provided for a $25 million accordion feature that enabled the Company to increase the facility to an aggregate amount of $100 million, subject to an availability restriction which limited maximum borrowings to 90% of the facility maximum, or $90 million. The accordion feature was available at the Company’s option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. The Amended Hoop Loan Agreement was terminated on March 26, 2008 as a result of the filing of the Cases and Hoop was required to pay a termination fee of approximately $0.4 million during the thirteen weeks ended May 3, 2008.

Amounts outstanding under the Amended Hoop Loan Agreement bore interest at a floating rate equal to the prime rate or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. Depending on the domestic Hoop entity’s level of excess availability, the LIBOR margin was 1.50% or 1.75%, commercial letter of credit fees were 0.75% or 1.00%, and standby letter of credit fees were 1.25% or 1.50%. The unused line fee was 0.25%.

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

Credit extended under the Amended Hoop Loan Agreement was secured by a first priority security interest in substantially all the assets of the domestic Hoop entity as well as a pledge of a portion of the equity interests in Hoop Canada. The Amended Hoop Loan Agreement also contained covenants, including limitations on indebtedness, limitations on capital expenditures and restrictions on the payment of dividends and indebtedness.

The following table presents the components (in millions) of the Company’s credit facility for its Disney Store business as of March 26, 2008 when the Amended Hoop Facility was terminated, February 2, 2008 and May 5, 2007:

	March 26, 2008 (1)	February 2, 2008	May 5, 2007
Amended Hoop Loan Agreement/Hoop Loan Agreement
Outstanding borrowings	$9.3	$19.4	$—
Letters of credit outstanding—merchandise	12.1	17.6	28.0
Letters of credit outstanding—standby	3.5	3.5	2.0
Utilization of credit facility at end of period	24.9	40.5	30.0
Availability (1)	N/A	18.1	33.7
Facility maximum (1) (3)	N/A	58.6	63.7
Average loan balance during the period (4)	19.7	3.1	0.2
Highest borrowings during the period (4)	28.8	26.1	—
Average interest rate	5.93%	7.41%	8.50%
Interest rate charged at end of period	5.25%	6.00%	8.50%

(1)

During the thirteen weeks ended May 3, 2008, the Company borrowed under the Amended Hoop Loan Agreement until it was terminated on March 26, 2008 in conjunction with the Filings. Since the Amended Hoop Loan Agreement was terminated on March 26, 2008, there was no availability or borrowing base to collateralize a facility maximum on that date.

(2)	As of May 5, 2007, the Company had no borrowing under the Hoop Loan Agreement.

(3)	Under the Company’s Hoop Loan Agreement, the facility maximum was the lesser of $100.0 million or Hoop’s defined borrowing base.

(4)

During the thirteen weeks ended May 5, 2007, there were no borrowings under the Hoop Loan Agreement, other than letters of credit that cleared after business hours. The maximum letters of credit outstanding during the thirteen weeks ended May 5, 2007 was $30.1 million.

DIP Credit Facility

As a result of the filing of the Cases, outstanding indebtedness under the Amended Hoop Loan Agreement, in the amount of approximately $9.3 million, was frozen and capped as of March 26, 2008. In order to fund the bankruptcy proceedings and all projected working capital needs, Wells Fargo and Hoop Retail Stores, LLC entered into a Debtor-In-Possession Loan and Security

Agreement, which was approved by the U.S. Bankruptcy Court and dated as of March 28, 2008, consisting of a $35 million revolving credit facility, (the “DIP Credit Facility”). In addition, all letters of credit issued under the Amended Hoop Credit Facility were deemed by the U.S. Bankruptcy Court to be issued under the DIP Credit Facility. Hoop was required to pay a closing fee of approximately $0.3 million for the DIP Credit Facility.

Amounts outstanding under the DIP Credit Facility bore interest at a floating rate equal to the prime rate plus 1.50%, commercial letter of credit fees and standby letter of credit fees were 2.50%. The unused line fee was 0.375%. Credit extended under the DIP Credit Facility was secured by a first priority security interest in substantially all the assets of the domestic Hoop entity as well as a pledge of a portion of the equity interests in Hoop Canada.

 As of May 3, 2008, the Hoop estate had repaid all outstanding borrowings under the DIP Credit Facility. On May 15, 2008, the DIP Credit Facility was closed.

Letter of Credit Fees

Letter of credit fees approximated $0.1 million in each of the thirteen week periods ended May 3, 2008 and May 5, 2007.  Letter of credit fees are included in cost of sales.

9.             LEGAL AND REGULATORY MATTERS

The Company is involved in various legal proceedings arising in the normal course of its business and reserves for litigation settlements and contingencies when it can determine that an adverse outcome is probable and can reasonably estimate associated losses. Estimates are adjusted as facts and circumstances require. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial condition.

Matters Related to Stock Option Practices

SEC and U.S. Attorney Investigations

On September 29, 2006, the Division of Enforcement of the SEC informed the Company that it had initiated an informal investigation into the Company’s stock option granting practices. In addition, the Office of the U.S. Attorney for the District of New Jersey has initiated an investigation into the Company’s option granting practices. The Company has cooperated with these investigations and has briefed both authorities on the results of an investigation conducted by a sub-committee appointed by the Board of Directors. There have been no developments in these matters since that time.

Shareholder Derivative Litigation

On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of the Board and certain current and former senior executives. The Company was named as a nominal defendant. The complaint alleges, among other things, that certain of the Company’s current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Exchange Act and common law, (iv) caused the Company to issue false and misleading public statements, and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint sought money damages, an accounting by the defendants for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The plaintiff filed amended complaints adding, among other things, a claim for securities fraud under SEC rule 10b-5 and additional defendants and claims. In May 2008, the parties entered into a stipulation of settlement to resolve this action, which requires court approval. A hearing with the court has been scheduled for July 21, 2008. The Company has agreed to pay $0.7 million of attorneys’ fees and for the reimbursement of expenses to plaintiffs’ counsel. The Company has accrued for the portion of this settlement that will not be covered by insurance.

Class Action Litigation

On September 21, 2007 a second stockholder class action was filed against the Company and certain current and former senior executives in the United States District Court, Southern District of New York. This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange

Act, as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit. On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives. This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. According to this complaint, more recent disclosures establish the misleading nature of these earlier disclosures. This complaint seeks, among other relief, class certification of the lawsuit, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees. These two actions have been consolidated and the plaintiff filed a consolidated amended class action complaint on February 28, 2008. The Company has filed a motion to dismiss and is awaiting the ruling on its motion. The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract our management and directors from the Company’s affairs, the costs and expenses of the litigation could unfavorably affect our net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act (“FACTA”) and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief. The plaintiff filed an amended complaint on January 25, 2008. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims and will defend itself vigorously; no assurance can be given as to the outcome of this litigation. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.

On or about February 21, 2008, a stockholder class action was filed in the Superior Court of New Jersey, Chancery Division, Hudson County against the Company and all of the members of the Company’s Board of Directors. This action was dismissed in May of 2008.

Other Litigation

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores, LLC in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Ms. Fong and other individuals similarly situated. The Company filed its answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant. The Company believes it has meritorious defenses to the claims. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims, the Company cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.

On or about February 15, 2005, Michael Scott Smith, a former co-sales manager for The Children’s Place in the San Diego district, filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Mr. Smith and other individuals similarly situated. On October 19, 2007, the Company entered into a class action settlement with the plaintiff’s counsel and signed a memorandum of understanding providing for, among other things, a maximum total payment of $2.1 million, inclusive of attorneys’ fees, costs, and expenses, service payments to the class representative, and administration costs, in exchange for a full release of all claims and dismissal of the lawsuit. The court granted preliminary approval of the settlement on November 29, 2007 in the amount of $1.6 million and set a hearing for final approval of the settlement on March 28, 2008. During the thirteen weeks ended May 3, 2008, the Company settled this claim for $1.6 million.

On February 21, 2008, Ezra Dabah filed an action against the Company in the Court of Chancery of the State of Delaware requesting that the Court compel the Company to hold an annual meeting of stockholders within 45 days from the filing of the action and seeking costs and fees associated with the action. On March 25, 2008, Mr. Dabah’s claims were denied by the Court.

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

On February 6, 2008, the Company received a notice of non-compliance with Nasdaq rules citing our failure to solicit proxies and hold an annual meeting of shareholders for the fiscal year ended February 3, 2007, no later than February 3, 2008. Nasdaq listing rules require that all issuers solicit proxies and hold an annual meeting of its shareholders within 12 months of the end of the issuer’s fiscal year end. The Company requested an exception to this rule and submitted a plan of compliance to Nasdaq whereby it anticipates holding the annual shareholders’ meeting on June 27, 2008. On April 3, 2008, the Nasdaq Listing Qualifications Panel granted the Company’s request for continued listing, subject to the condition that the Company shall have informed the Panel it has solicited proxies and held its 2007 annual shareholders’ meeting on or before June 27, 2008.

Following the resignation of an independent member of the Company’s Board of Directors in February 2008, the Company had six directors, three of whom were independent directors. As a result of this resignation, the Company’s Board was no longer comprised of a majority of independent directors and therefore was not in compliance with Nasdaq Marketplace Rule 4350(c)(1). On March 5, 2008, the Company received a notice of non-compliance with Nasdaq’s independent director requirements. On May 9, 2008, the Company appointed two independent directors to the Company’s Board of Directors. On May 16, 2008, the Company received a letter from Nasdaq stating that the Company is now in compliance with Nasdaq Marketplace Rule 4350(c)(1).

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

The Company’s effective tax rate from continuing operations for the thirteen weeks ended May 3, 2008 and May 5, 2007 was 42.1% and 37.7%, respectively.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”) on February 4, 2007. FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement criteria for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

 During the thirteen weeks ended May 3, 2008 and May 5, 2007, the Company recognized approximately $0.3 million and $0.3 million, respectively of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized income tax liabilities in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With limited exception, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax audits by taxing authorities for years through 2003. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. consolidated income tax returns for the years 2004 through 2006 during the second quarter of fiscal 2007. The Company believes it is reasonably possible due to the timing of audit settlements and negotiations with state taxing authorities that there may be a significant change to the total amount of unrecognized tax benefits within the next 12 months. The Company can not reasonably estimate the amount of this change at the current time.

11.                                    INTEREST (EXPENSE) INCOME, NET

The following table presents the components of the Company’s interest (expense) income, net (in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Interest income	$737	$512
Tax-exempt interest income	10	660
Total interest income	747	1,172

Less:
Interest expense – credit facilities	916	9
Unused line fee	30	63
Amortization of deferred financing fees	11	13
Other fees	283	87
Interest (expense) income, net	$(493)	$1,000

12.          NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted SFAS 157 on February 3, 2008, the first day of fiscal year 2008. The adoption did not have any impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company adopted the required provisions of SFAS 159 on February 3, 2008, the first day of fiscal year 2008. The Company has chosen not to adopt the elective provisions of SFAS 159 and the remaining provisions did not have any impact on the Company’s condensed consolidated financial statements.

13.          RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

During the thirteen weeks ended May 3, 2008 and May 5, 2007, the Company purchased approximately $0.4 million and $0.7 million, respectively, of footwear from Nina Footwear Corporation. Stanley Silverstein, who is a member of the Board and the father-in-law of Ezra Dabah, who is also a member of the Board, owns Nina Footwear Corporation with his brother.

14.          SUBSEQUENT EVENTS

Adjustment Statement to the Private Sale

In accordance with the terms of the Private Sale, Hoop received on June 11, 2008 the adjustment statement (the “Adjustment Statement”) related to the post-inventory and asset adjustment true-up from affiliates of Disney. Hoop has 30 days to respond to the Adjustment Statement. The true-up settlement is not expected to have a material impact on the Company’s financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company’s operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of the Company’s Annual Report on Form 10-K for the year ended February 2, 2008. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.The Disney Store business has been reported as discontinued operations in accordance with U.S. GAAP in this Quarterly Report on Form 10-Q, reflecting the Company’s exit of the Disney Store business.

RECENT DEVELOPMENTS

Our Board has engaged an investment banking firm to act as its financial advisor in undertaking a review of strategic alternatives to improve operations and enhance shareholder value. As part of this review, our Board and management are assessing a wide variety of options to maximize shareholder value, including, but not limited to, opportunities for organizational and operational improvement, a possible recapitalization, including the potential sale of the Company. The Board has not set any specific timeline for the completion of this strategic review, and there is no assurance that as a result of this review, the Board will decide to change the Company’s course of action or engage in any specific transaction.

To enable the evaluation of all strategic options for the Company, our Board has granted a request from Mr. Dabah, a member of our Board, and Golden Gate Private Equity, Inc. for approval under Delaware law to facilitate their working together to develop and make a proposal to acquire the Company. There is no assurance that any such proposal will be made or, if made, would lead to an agreement providing for a sale of the Company.

After a thorough review of the Disney Store business, its potential earnings growth, its capital needs and its ability to fund such needs from its own resources, we announced on March 20, 2008 that we had decided to exit the Disney Store business. Additionally, Hoop had received notices of several material breaches under the License Agreement with Disney. We believed Hoop had cured some of the asserted breaches and we intended to cure or to assert defenses to the other asserted breaches.

After assessing the above factors and Hoop’s liquidity, Hoop’s Board of Directors determined that the best way to complete an orderly wind-down of Hoop’s affairs was for Hoop to seek relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). On March 26, 2008, Hoop Holdings, LLC, Hoop Retail Stores, LLC and Hoop Canada Holdings, Inc. each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “U.S. Bankruptcy Court”) (Case Nos. 08-10544, 08-10545, and 08-10546, respectively, the “Cases”). On March 27, 2008, Hoop Canada, Inc. filed for protection pursuant to the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (Commercial List) (“Canadian Bankruptcy Court”) (Court File No. 08-CL-7453, and together with the Cases, the “Filings”). Each of the foregoing Hoop Entities are referred collectively herein as the “Hoop Entities.”

Since these Filings, the Hoop Entities have managed their properties and have operated their businesses as “debtors-in-possession” under the jurisdiction of the U.S. Bankruptcy Court or the Canadian Bankruptcy Court, as applicable, and in accordance with the applicable provisions of the Bankruptcy Code or the CCAA, as applicable. Neither we, as Hoop’s parent company, nor any of our other subsidiaries, have commenced or plans to commence a Chapter 11 case (or equivalent under applicable bankruptcy laws).

After receiving approval from the U. S. Bankruptcy Court and the Canadian Bankruptcy Court, on April 30, 2008, Hoop transferred the Disney Store business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of Disney in an asset sale (the “Private Sale”), pursuant to section 363 of the Bankruptcy Code (and a similar provision under the CCAA). Upon closing, affiliates of Disney paid a purchase price of $64.0 million for the acquired assets of the Disney Store business, subject to a post-closing inventory and asset adjustment. Approximately $6 million of the purchase price was placed in escrow for such true-up purposes. The proceeds received from the Private Sale will be utilized to settle the Hoop Entities’ liabilities as a “debtors-in-possession” under the jurisdiction of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, as applicable.

In connection with the closing of the Private Sale, Disney’s relevant affiliates released Hoop from its rights and obligations under the License Agreement, as amended by the Refurbishment Amendment, the Guaranty and Commitment Agreement, and any related future liabilities and unlimited claims. Further, in connection with the closing of the Private Sale and the satisfaction of other conditions, Disney and its affiliates released us from our obligations under the Guaranty and Commitment Agreement and the Refurbishment Amendment. Separately, we entered into a settlement and release of claims with Hoop and its creditors’ committee, which was approved by the U.S. Bankruptcy Court on April 29, 2008. We have agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against Hoop, which include inter-company charges for shared services and to pay severance and other employee costs for our employees servicing Hoop, and certain other professional fees and other costs we may incur during the Hoop Entities’ bankruptcy proceedings, as well as claims that might be asserted against us in such bankruptcy proceedings.

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

We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item. To the extent that our markdown estimates are not adequate, additional markdowns may have to be recorded, which could reduce our gross margins and operating results. Our success is largely dependent upon our ability to gauge the fashion taste of our customers and to provide a well-balanced merchandise assortment that satisfies customer demand. Any inability to provide the proper quantity of appropriate merchandise in a timely manner could increase future markdown rates.

We adjust our inventory balance based on an annual physical inventory and shrinkage is estimated in interim periods based on the historical results of physical inventories in the context of current year facts and circumstances. To the extent our shrinkage estimate is not adequate, we would be required to reduce our gross profits and operating results.

Equity Compensation—In applying SFAS 123(R), we use the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of the Company’s common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in our financial statements. We also award key management deferred stock awards, restricted stock awards and performance share awards (“Performance Awards”) which, if earned, would be satisfied by the issuance of shares of common stock (“Performance Shares”).

Accounting for Liabilities Subject to Compromise—As a “debtor-in-possession,” certain claims against Hoop that existed prior to the Filings are stayed under the jurisdiction of the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable, and are reflected in the May 3, 2008 balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise as a result of the rejection of executory contracts, including leases for the stores returned to the Hoop estate, and from the determination by the U.S. Bankruptcy Court or Canadian Bankruptcy Court (or agreed to by the Hoop’s creditors) of claims allowed for contingencies and other related amounts.

Accounting for Royalties—In exchange for the right to use certain Disney intellectual property, we were required to make royalty payments pursuant to the License Agreement to a Disney subsidiary, after a two-year royalty holiday period that ended in November 2006. The amortization of the estimated value of the royalty holiday was recognized on a straight-line basis as a reduction of royalty expense over the term of the License Agreement. During the thirteen weeks ended May 3, 2008, we reversed approximately $42.3 million in deferred royalty expense in conjunction with the termination of the License Agreement in accordance with the Private Sale.

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

Impairment of Assets—We periodically review our assets when events indicate that their carrying value may not be recoverable. Such events include a history of cash flow losses or a future expectation that we will sell or dispose of an asset significantly before the end of its previously estimated useful life. We periodically evaluate each store’s performance and compare the carrying value of each location’s fixed assets, principally leasehold improvements and fixtures, to its projected cash flows. An impairment loss is recorded if the projected future cash flows are insufficient to recapture the net book value of their assets. To the extent our estimates of future cash flows are incorrect, additional impairment charges may be recorded in future periods.

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

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48) on February 4, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our depreciation and amortization increased approximately 30 basis points to 4.4% of net sales during the thirteen weeks ended May 3, 2008 from 4.1% during the thirteen weeks ended May 5, 2007. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Net sales	100.0%	100.0%
Cost of sales	57.2	57.3
Gross profit	42.8	42.7
Selling, general and administrative expenses	29.8	30.3
Depreciation and amortization	4.4	4.1
Operating income	8.5	8.3
Interest income (expense), net	(0.1)	0.3
Income from continuing operations before income taxes	8.4	8.6
Provision for income taxes	3.5	3.2
Income from continuing operations	4.9	5.4
Income (loss) from discontinued operations, net of taxes	—	(1.2)
Net income	4.9%	4.1%
Number of stores, end of period	906	868

Table may not add due to rounding.

Thirteen Weeks Ended May 3, 2008 (the “First Quarter 2008”) Compared to Thirteen Weeks Ended May 5, 2007 (the “First Quarter 2007”)

Net sales increased by $44.2 million, or 12%, to $400.2 million during the First Quarter 2008 from $356.0 million during the First Quarter 2007. Our First Quarter 2008 sales increase resulted from a comparable store sales increase of 5%, which accounted for $17.6 million of our sales increase, a $26.8 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores, partially offset by the impact of closed stores which represented $0.2 million. During the First Quarter 2007, our comparable store sales increased 2%. We define comparable store sales as net sales from stores that have been open at least 14 full months and that have not been substantially remodeled during that time. During the First Quarter 2007, we opened three The Children’s Place stores and closed one The Children’s Place store.

Our 5% comparable store sales increase for The Children’s Place business was primarily the result of a 3% increase in the number of comparable store sales transactions and a 2% increase in our dollar transaction size. During the First Quarter 2008, comparable same store sales increased in all regions except for the Southeast and Canada, which reported low single digit same store sales declines. All departments reported comparable same store sales increases during the First Quarter 2008, with the strongest increases reported in our Accessories and Boys departments. All store types experienced comparable same store sales increases.

Gross profit increased by $19.1 million to $171.1 million during the First Quarter 2008 from $152.0 million during the First Quarter 2007. As a percentage of net sales, gross profit increased approximately 10 basis points to 42.8% of net sales during the First Quarter 2008 from 42.7% of net sales during the First Quarter 2007. The increase in consolidated gross profit, as a percentage of net sales, resulted from the leveraging of occupancy, buying, production and design costs of approximately 80 basis points and from lower markdowns of approximately 40 basis points, partially offset by higher distribution costs of approximately 80 basis points and a lower initial markup of approximately 30 basis points.

Selling, general and administrative expenses increased $11.6 million to $119.4 million during the First Quarter 2008 from $107.8 million during the First Quarter 2007. As a percentage of net sales, selling, general and administrative expenses decreased approximately 40 basis points (50 basis points in table above- difference due to rounding) to 29.8% of net sales during the First

Quarter 2008 from 30.3% of net sales during the First Quarter 2007. Our decrease in selling, general and administrative expenses in the First Quarter 2008 resulted primarily from the leveraging of:

•	Payroll and employee benefits costs which were favorable approximately 90 basis points, but were approximately $4.2 million higher than the First Quarter 2007,

•	Store opening costs which were favorable approximately 50 basis points, or approximately $1.8 million, reflecting fewer new store openings in the First Quarter 2008, and

•	Marketing expense which was favorable approximately 30 basis points, but was approximately $0.5 million higher than the First Quarter 2007.

These decreases were partially offset by:

•	Higher store expenses, which were unfavorable approximately 70 basis points and were approximately $4.3 million higher than the First Quarter 2007, and

•	Higher legal and professional fees were unfavorable approximately 50 basis points and were $2.2 million higher than the First Quarter 2007.

Depreciation and amortization amounted to $17.7 million, or 4.4% of net sales, during the First Quarter 2008, as compared to $14.6 million, or 4.1% of net sales, during the First Quarter 2007. Depreciation expense increased $3.1 million during the First Quarter 2008 due primarily to our new stores and our distribution centers, particularly our new distribution center in Fort Payne, Alabama.

Interest expense, net amounted to $0.5 million, or 0.1% of net sales, during the First Quarter 2008, as compared to interest income of $1.0 million, or 0.3% of net sales, during the First Quarter 2007. During the First Quarter 2008, we were borrowing under our credit facility to support our working capital needs as compared to a net cash investment position in the First Quarter 2007 and the utilization of our credit facilities only to support our letter of credit needs.

Income from discontinued operations, net of taxes was $0.1 million in the First Quarter 2008 as compared to a loss from discontinued operations, net of taxes of $4.4 million in the First Quarter 2007. During the First Quarter 2008, our operating loss from discontinued operations, before taxes was approximately $22.0 million, as compared to an operating loss from discontinued operations, before taxes of approximately $7.0 million during the First Quarter 2007. Our operating loss before taxes during the First Quarter 2008 contained approximately $13.5 million in professional, restructuring and severance expenses associated with the Hoop bankruptcy filings. During the First Quarter 2008, we also recorded a gain on the disposal of the Disney Store business of approximately $23.1 million, before taxes. We recorded a gain primarily as a result of the write-off of certain non-cash liabilities, such as deferred royalties and rent liabilities. During the First Quarter 2008, interest expense from discontinued operations includes approximately $0.7 million in fees related to the termination of the Hoop credit facility and the establishment of a credit facility as a debtor-in-possession.

Our provision for income taxes from continuing operations was $14.1 million and $11.5 million during the First Quarter 2008 and the First Quarter 2007, respectively. Our provision for income taxes increased during the First Quarter 2008 as a result of higher pre-tax earnings in the First Quarter 2008 compared to the First Quarter 2007. Our effective tax rate was 42.1% and 37.7% during the First Quarter 2008 and the First Quarter 2007, respectively. The increase in our effective tax rate in the First Quarter 2008 reflects that we are no longer permanently invested in our Asian subsidiary and we are required to provide U.S. taxes on our earnings in Asia.

Net income in the First Quarter 2008 and the First Quarter 2007 was $19.5 million and $14. 7 million, respectively, due to the factors discussed above.

 LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons. Historically, our primary uses of cash were the financing of new store openings and providing working capital, principally used for inventory purchases. In prior years, we have been able to meet our cash needs principally by using cash on hand, cash flows from operations and seasonal borrowings under our credit facilities. We currently anticipate our working capital needs to wind down the Disney Store business will approximate $50 million, of which approximately two-thirds have been made in the thirteen weeks ended May 3, 2008. (See “—Estimated Costs to Exit the Disney Store Business” below for additional information regarding these costs).

As of May 3, 2008, we had short-term borrowings of $27.9 million. Our ability to meet our capital requirements in fiscal 2008 will depend on our ability to generate cash flows from operations and our borrowings under our credit facilities. During fiscal 2008, we will be required to conserve our capital resources, particularly during the second quarter of 2008 when our revenues are lowest and we are building inventory to support the back-to-school season. We plan to accomplish this by achieving our operating plan, through lower inventory purchases, lower capital expenditures and our workforce reductions. Additionally, the timing of most of our capital expenditure projects is planned for the second half of the year. We are also actively pursuing additional debt financing to strengthen liquidity and also expect to amend our 2007 Amended Loan Agreement. (see “Item 1A.-Risk Factors-We depend on generating sufficient cash flow and having access to additional liquidity sources to fund our ongoing operations, the Disney Store business exit costs, capital expenditures, and debt repayment.”) While we believe that we will be successful in obtaining additional debt financing and amending our credit facility, there is no assurance that we will be able to do so.

Termination of the License Agreement

After receiving approval from the U.S. Bankruptcy Court and the Canadian Bankruptcy Court on April 30, 2008, Hoop transferred the Disney Store business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of Disney in an asset sale (the “Private Sale”), pursuant to section 363 of the Bankruptcy Code (and a similar provision under the CCAA). Upon closing, affiliates of Disney paid a purchase price of $64.0 million for the acquired assets of the Disney Store business, subject to a post-closing inventory and asset adjustment. Approximately $6.0 million of the purchase price was placed in escrow for such true-up purposes. The proceeds received from the Private Sale will be utilized to settle the Hoop Entities’ liabilities as “debtors-in-possession” under the jurisdiction of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, as applicable.

In connection with the closing of the Private Sale, Disney’s relevant affiliates released Hoop from its rights and obligations under the License Agreement, as amended by the Refurbishment Amendment, the Guaranty and Commitment Agreement, and any related future liabilities and unlimited claims. Further in connection with the closing of the Private Sale and the satisfaction of other conditions, Disney and its affiliates released us from our obligations under the Guaranty and Commitment Agreement and the Refurbishment Amendment. Separately, we entered into a settlement and release of claims with Hoop and its creditors’ committee, which was approved by the U.S. Bankruptcy Court on April 29, 2008. We have agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against Hoop, which include inter-company charges for shared services and also included a capital contribution we made to Hoop of approximately $8.3 million in cash, and to pay severance and other employee costs for the Company’s employees servicing Hoop, and certain other professional fees and other costs that we may incur during the Hoop Entities’ bankruptcy proceedings, as well as claims that might be asserted against us in such bankruptcy proceedings.

Estimated Costs to Exit the Disney Store Business

We estimate that our continuing Children’s Place business will make cash outlays of approximately $50 million to exit the Disney Store business, which will include:

•                  Severance and other employee costs for our employees servicing Hoop Entities of approximately $7.8 million;

•                  Forgiveness of all pre- and post- petition claims against the Hoop estate, including inter-company charges for shared services of approximately $24.1 million, and a cash capital contribution of approximately $8.3 million that was made to Hoop on March 18, 2008, prior to its bankruptcy filings;

•                  Legal and other costs we incur during the Hoop entities’ bankruptcy proceedings; and

•                  Claims that might be asserted against us in the bankruptcy proceedings.

During the thirteen weeks ended May 3, 2008, we have disbursed approximately two-thirds of our estimated exit costs.

Credit Facilities

In accordance with certain terms of the License Agreement and our Company’s credit facilities, we segregated our credit facility borrowings and letter of credit activity for The Children’s Place and the Disney Store businesses. On March 26, 2008, the Amended Hoop Loan Agreement was terminated in conjunction with filing of the Cases and Hoop entered into a DIP Credit Facility. The following section outlines the key terms of our credit facilities.

2007 Amended Loan Agreement; Letter of Credit Agreement

In June 2007, we entered into a Fifth Amended and Restated Loan and Security Agreement (the “2007 Amended Loan Agreement”) and a new letter of credit agreement (the “Letter of Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”) as senior lender and administrative and syndication agent, and our other senior lenders for the purpose of better supporting our capital needs and reducing the fees associated with our credit facility borrowings in comparison to our previous credit agreement. The

2007 Amended Loan Agreement provides a facility maximum of $100 million for borrowings and letters of credit, with a $30 million “accordion” feature that enables us, at our option, to increase the facility to an aggregate amount of $130 million, subject to an availability covenant which restricts maximum borrowings to 90% of the facility maximum, or $117 million.

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

Under the Letter of Credit Agreement, we can issue letters of credit for inventory purposes for up to $60 million to support The Children’s Place business. The Letter of Credit Agreement can be terminated at any time by either us or Wells Fargo. Interest is paid at the rate of 0.75% (or 1.00% during any period in which amounts remain outstanding under the seasonal over-advance feature under the 2007 Amended Loan Agreement) on the aggregate undrawn amount of all letters of credit outstanding. Our obligations under the Letter of Credit Agreement are secured by a security interest in substantially all of the assets of The Children’s Place business, other than assets in Canada and Puerto Rico, and assets of Hoop. Upon any termination of the Letter of Credit Agreement, we would be required to fully collateralize all outstanding letters of credit issued thereunder and, if we failed to do so, our outstanding liability under the Letter of Credit Agreement would reduce our borrowing capacity under the 2007 Amended Loan Agreement.

As of May 3, 2008, we had activated our accordion feature and our line of credit was $130 million, subject to an availability covenant which restricts maximum borrowings to 90% of the facility maximum, or $117 million. As of May 3, 2008, we had outstanding borrowings of $27.9 million and $47.9 million outstanding in letters of credit ($29.9 million in merchandise letters of credit under the Letter of Credit Agreement and $18.0 million in standby letters of credit under the 2007 Amended Loan Agreement). The average loan balance during the thirteen weeks ended May 3, 2008 was approximately $66.3 million and the average interest rate was 5.47%. The maximum borrowings under the facility were $80.6 million during the thirteen weeks ended May 3, 2008. Availability under the 2007 Amended Loan Agreement as of May 3, 2008 was $71.1 million and the interest rate charged was 5.00%.

Amended Hoop Loan Agreement

In connection with the Original Acquisition of the Disney Store business in 2004, our domestic Hoop entity entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) with Wells Fargo as senior lender and syndication and administrative agent, and certain other lenders, establishing a senior secured credit facility for Hoop. In June 2007, concurrent with the execution of the 2007 Amended Loan Agreement, and in August 2007, we entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo, as senior lender and administrative and syndication agent, and the other senior lenders (together with the Hoop Loan Agreement, the “Amended Hoop Loan Agreement”) to reduce the interest rates charged on outstanding borrowings and letters of credit. The Amended Hoop Loan Agreement provided a facility maximum of $75 million for borrowings, subject to an availability restriction which limited maximum borrowings to 90% of the facility maximum, or $67.5 million, and provided for a $25 million accordion feature that enabled us to increase the facility to an aggregate amount of $100 million, subject to an availability covenant which restricted maximum borrowings to 90% of the facility maximum, or $90 million. The accordion feature was available at our option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity. The term of the Amended Hoop Loan Agreement ended on March 26, 2007 concurrent with the filing of the Cases and we were required to pay a termination fee of approximately $0.4 million.

Amounts outstanding under the Amended Hoop Loan Agreement bore interest at a floating rate equal to the prime rate or, at Hoop’s option, the LIBOR rate plus a pre-determined margin. Depending on the domestic Hoop entity’s level of excess availability, the LIBOR margin was 1.50% or 1.75%, commercial letter of credit fees were 0.75% or 1.00%, and standby letter of credit fees were 1.25% or 1.50%. The unused line fee was 0.25%.

Credit extended under the Amended Hoop Loan Agreement was secured by a first priority security interest in substantially all the assets of the domestic Hoop entity as well as a pledge of a portion of the equity interests in Hoop Canada. The Amended Hoop

Loan Agreement also contained covenants, including limitations on indebtedness, limitations on capital expenditures and restrictions on the payment of dividends and indebtedness.

As of March 26, 2008, we had $9.3 million in borrowings under the Amended Hoop Loan Agreement and $15.6 million in letters of credit outstanding.

DIP Credit Facility

As a result of the filing of the Cases, outstanding indebtedness in the amount of approximately $9.3 million, under the Amended Hoop Loan Agreement was frozen and capped as of March 26, 2008. In order to fund the bankruptcy proceedings and all projected working capital needs, Wells Fargo and Hoop Retail Stores, LLC entered into a Debtor-In-Possession Loan and Security Agreement, which was approved by the U.S. Bankruptcy Court and was dated as of March 28, 2008, consisting of a $35 million revolving credit facility, (the “DIP Credit Facility”). In addition, all letters of credit issued under the Amended Hoop Credit Facility were deemed by the U.S. Bankruptcy Court to be issued under the DIP Credit Facility. Hoop was required to pay a closing fee of approximately $0.3 million for the DIP Credit Facility.

Amounts outstanding under the DIP Credit Facility bore interest at a floating rate equal to the prime rate plus 1.50%. Commercial letter of credit fees and standby letter of credit fees were 2.50% and the unused line fee was 0.375%. Credit extended under the DIP Credit Facility was secured by a first priority security interest in substantially all the assets of the domestic Hoop entity as well as a pledge of a portion of the equity interests in Hoop Canada.

As of May 3, 2008, the Hoop estate had repaid all outstanding borrowings under the DIP Credit Facility. On May 15, 2008, the DIP Credit Facility was closed.

Cash Flows/Capital Expenditures

Cash flows provided by operating activities were $143.1 million and $26.8 million in the First Quarter 2008 and the First Quarter 2007, respectively.

Cash provided by operating activities of continuing operations were $108.2 million and $44.5 million in the First Quarter 2008 and First Quarter 2007, respectively. During the First Quarter 2008, operating activities of continuing operations included a net tax refund of $13.1 million as compared to $25.9 million in taxes paid during the First Quarter 2007. In the First Quarter 2008, cash flows provided by operating activities of continuing operations were also favorably impacted by increases in our accounts payable and accrued liabilities, lower inventory levels and higher operating earnings (adjusted for depreciation and amortization), partially offset by a higher intercompany balance with Hoop.

Cash provided by operating activities of discontinued operations was $34.9 million in the First Quarter 2008 as compared to cash used in operating activities of discontinued operations of $17.7 million in the First Quarter 2007. The increase in cash provided by operating activities of discontinued operations in the First Quarter 2008 reflects lower inventory levels, the elimination of prepayments and reduced payments of liabilities (including intercompany liabilities) due to the Filings.

Cash flows used in investing activities were $44.5 million in the First Quarter 2008 as compared to $24.5 million during the First Quarter 2007.

Cash flows used in investing activities of continuing operations were $9.1 million and $43.2 million in the First Quarter 2008 and First Quarter 2007, respectively. During the First Quarter 2008, our lower cash flows used in investing activities of continuing operations reflects lower capital expenditures. The number of new store openings has a significant impact on our cash flows used in investing activities. In First Quarter 2008, we opened 3 stores as compared to 6 new store openings in the First Quarter 2007. Additionally, capital expenditures in the First Quarter 2007 reflected expenditures made for our new distribution center in Fort Payne, Alabama, which was completed in the third quarter of fiscal 2007, and the Emerson office facility, which we decided not to proceed forward with in the fourth quarter 2007.

Cash flows used in investing activities of discontinued operations were $35.4 million in the First Quarter 2008 as compared to cash provided by investing activities of $18.7 million in the First Quarter 2007. During the First Quarter 2008, cash flows provided by investing activities of discontinued operations reflected the restriction of all cash to settle liabilities in bankruptcy and payments of capital expenditures, partially offset by the proceeds from the Private Sale. During the First Quarter 2007, cash flows provided by investing activities of discontinued operations reflected a $23.3 million net sale of short term investments, partially offset by $4.7 million in capital expenditures.

Cash flows used in financing activities were $60.9 million in the First Quarter 2008 as compared to no net financing activities in the First Quarter 2007. In the First Quarter 2008, cash flows used in financing activities of continuing operations reflected net repayments under our credit facility and a capital contribution to our subsidiary in bankruptcy, partially offset by proceeds received from the exercise of stock options. Cash flows used in financing activities of discontinued operations reflected the net repayment of the DIP Credit Facility, the capital contribution from the parent company, and deferred financing fees paid to terminate the Amended Hoop Loan Agreement and to establish the DIP Credit Facility. In the First Quarter 2007, we had no borrowings under our credit facilities and there were no stock option exercises due to the suspension of trading activity due to the Company’s stock option investigation.

We anticipate that total capital expenditures for continuing operations will be in the range of approximately $65 to $75 million in fiscal 2008. Approximately $55 million of our planned capital expenditures will provide for the opening of approximately 30 new stores and 17 store remodelings at The Children’s Place. We also anticipate receiving approximately $12 million in lease incentives in fiscal 2008. The remainder of our 2008 capital expenditure budget will be utilized for information technology and other initiatives.

Our ability to meet our capital requirements in fiscal 2008 will depend on our ability to generate cash flows from operations and our borrowings under our credit facilities. Cash flow generated from operations will depend on our ability to achieve our financial plans. During fiscal 2008, we will continue to conserve our capital resources, particularly during the second quarter of 2008 when our revenues are lowest and we are building inventory to support the back-to-school season. We are also actively pursuing additional debt financing to enable us to strengthen our liquidity. While we believe that we will be successful in obtaining additional debt financing there is no assurance that we will be able to do so. We believe that cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months.

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

The Company’s credit facility with Wells Fargo provides a source of financing for its working capital requirements. The Company’s credit facility bears interest at either a floating rate equal to the prime rate or a floating rate equal to the prime rate plus a pre-determined spread. At the Company’s option, it could also borrow at a LIBOR rate plus a pre-determined spread. As of May 3, 2008, the Company had $27.9 million in borrowings outstanding under its credit facility. The Company’s interest expense is subject to fluctuations in the prime rate and LIBOR rate. The Company amended its Wells Fargo credit facility in June 2007. Refer to Note 8—Credit Facilities in the accompanying condensed consolidated financial statements for a discussion of the amended facility.

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. The Company’s investments in its Canadian subsidiaries are considered long-term. However, the Company is not deemed to be permanently invested in its Hong Kong subsidiary. The Company has not hedged these net investments and as of May 3, 2008, the Company is not a party to any derivative financial instruments.

As of May 3, 2008, the Company had approximately $58.6 million of its cash and investment balances held in foreign countries, of which approximately $40.0 million was in Canada and approximately $18.6 million in Asia. While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country. Consequently, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company’s financial position or results of operations.

In addition to the Company’s Asian operations, the Company has a growing business in Canada. While currency rates with the Canadian dollar have generally moved in the Company’s favor, currency rates in the thirteen weeks ended May 3, 2008 moved against the Company. Foreign currency fluctuations could have a material adverse effect on our business and results of operation.

Item 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our Interim Chief Executive Officer and our Executive Vice President—Finance and Administration and our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of fiscal 2007. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of May 3, 2008 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Company’s management, including our principal executive officers (our Interim Chief Executive Officer and our Executive Vice President—Finance and Administration and our Chief Financial Officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

 There have been no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 During the quarter, we exited Disney Store operations and Disney Store business has been classified as discontinued operations in accordance with the generally accepted accounting principles (“GAAP’’). This change had no material impact on our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS.

We are involved in various legal proceedings arising in the normal course of business and reserve for litigation settlements and contingencies when we can determine that an adverse outcome is probable and can reasonably estimate associated losses. Estimates are adjusted as facts and circumstances require In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial condition.

On September 29, 2006, the Division of Enforcement of the SEC informed us that it had initiated an informal investigation into our stock option granting practices. In addition, the Office of the U.S. Attorney for the District of New Jersey has initiated an investigation into our option granting practices. We have cooperated with these investigations and have briefed both authorities on the results of an investigation conducted by a sub-committee appointed by the Board of Directors. There have been no developments in these matters since that time.

On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of the Board of Directors and certain current and former senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of our current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Securities Exchange Act of 1934 (the “Exchange Act”) and common law, (iv) caused the Company to issue false and misleading public statements and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint sought money damages, an accounting by the defendants for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The plaintiff filed amended complaints adding, among other things, a claim for securities fraud under SEC rule 10b-5 and additional defendants and claims. In May 2008, the parties entered into a stipulation settlement to resolve this action, which requires court approval. A hearing with the court has been scheduled for July 21, 2008. The Company has agreed to pay $0.7 million of attorneys’ fees and for the reimbursement of expenses to plaintiffs’ counsel. The Company has accrued for this settlement, a portion of which is covered by insurance.

On September 21, 2007 a second stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain of its current and former senior executives. The complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that more recent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks money damages plus interest as well as costs and disbursements of the lawsuit. On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives. This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. According to this complaint, more recent disclosures establish the misleading nature of these earlier disclosures. This complaint seeks, among other relief, class certification of the lawsuit, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees. These two actions have been consolidated and the plaintiff filed a consolidated amended class action complaint on February 28, 2008. The Company has filed a motion to dismiss and is awaiting the ruling on its motion. The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract our management and directors from the Company’s affairs, the costs and expenses of the litigation could unfavorably affect our net earnings and an unfavorable outcome could adversely affect the reputation of the Company.

On or about February 21, 2008, a stockholder class action was filed in the Superior Court of New Jersey, Chancery Division, Hudson County against the Company and all of the members of the Company’s Board of Directors. This action was dismissed in May 2008.

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores, LLC in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Ms. Fong and other individuals similarly situated. We filed our answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant. We believe we have meritorious defenses to the claims. The outcome of this litigation is uncertain; while the we believe there are valid defenses to these claims, we cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.

On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act (“FACTA”) and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief. The plaintiff filed an amended complaint on January 25, 2008.The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims and will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.

On or about February 15, 2005, Michael Scott Smith, a former co-sales manager for The Children’s Place in the San Diego district, filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Mr. Smith and other individuals similarly situated. On October 19, 2007, the Company entered into a class action settlement with the plaintiff’s counsel and signed a memorandum of understanding providing for, among other things, a maximum total payment of $2.1 million, inclusive of attorneys’ fees, costs and expenses, service payments to the class representative and administration costs, in exchange for a full release of all claims and dismissal of the lawsuit. The court granted preliminary approval of the settlement on November 29, 2007 in the amount of $1.6 million and set a hearing for final approval of the settlement on March 28, 2008. During the thirteen weeks ended May 3, 2008, we settled this claim for $1.6 million.

On February 21, 2008, Ezra Dabah filed an action against the Company in the Court of Chancery of the State of Delaware requesting that the Court compel the Company to hold an annual meeting of stockholders within 45 days from the filing of the action and seeking costs and fees associated with the action. On March 25, 2008, Mr. Dabah’s claims were denied by the Court.

Item 6.        Exhibits.

Exhibits

Exhibit No.	Description of Document

10.1

Notice of Discontinuation of Guaranty and Commitment, dated March 26, 2008, filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.

10.2

Letter Agreement dated February 6, 2008 amending the Internet start date among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC, filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.

10.3

Asset Purchase Agreement, dated April 3, 2008, by and among T2 Acquisition, LLC, T1 WDC, Inc., TCP Services and Hoop, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2008, is incorporated by reference herein.

10.4(*)	Letter Agreement, dated April 8, 2008, between the Company and Ezra Dabah, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2008, is incorporated by reference herein.

31.1(+)	Certificate of Principal Executive Officer pursuant to rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2(+)	Certificate of Principal Financial Officer pursuant to rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Compensation Arrangement

(+) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE
RETAIL STORES, INC.

Date: June 12, 2008	By:	/S/ CHARLES CROVITZ
CHARLES CROVITZ
Interim Chief Executive Officer
(A Principal Executive Officer)

Date: June 12, 2008	By:	/S/ SUSAN RILEY
SUSAN RILEY
Executive Vice President, Finance and Administration

(A Principal Executive Officer and
Principal Financial Officer)