Form 10-Q
period 2008-08-02
CHILDRENS PLACE RETAIL STORES INC
filed 2008-09-09
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of a “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Don’t check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of September 5, 2008 was 29,421,489 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 2, 2008

PART I.     FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(unaudited)		(unaudited)
	August 2,	February 2,	August 4,
	2008	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$146,704	$81,626	$80,161
Accounts receivable	26,150	41,143	34,609
Inventories	219,100	196,606	247,091
Prepaid expenses and other current assets	78,167	67,589	69,526
Deferred income taxes	22,149	25,321	15,116
Restricted assets in bankruptcy estate of subsidiary	85,265	—	—
Assets held for sale	—	98,591	95,776
Total current assets	577,535	510,876	542,279
Long-term assets:
Property and equipment, net	333,783	354,141	342,708
Deferred income taxes	91,163	125,292	84,780
Other assets	6,705	3,065	2,493
Assets held for sale	—	4,163	60,026
Total assets	$1,009,186	$997,537	$1,032,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$—	$88,976	$72,225
Short-term portion of term loan	30,000	—	—
Accounts payable	80,287	80,807	120,766
Income taxes payable	5,526	3,845	6,670
Accrued expenses, interest, and other current liabilities	93,619	136,867	121,032
Liabilities of bankruptcy estate of subsidiary	108,409	—	—
Total current liabilities	317,841	310,495	320,693
Long-term liabilities:
Deferred rent liabilities	105,016	136,708	126,315
Deferred royalty	—	42,988	43,395
Other tax liabilities	24,119	23,520	21,809
Long-term portion of term loan	55,000	—	—
Other long-term liabilities	10,984	11,593	6,444
Total liabilities	512,960	525,304	518,656
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at August 2, 2008, February 2, 2008, and August 4, 2007	—	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 29,337,505, 29,139,664 and 29,083,916 issued and outstanding at August 2, 2008, February 2, 2008, and August 4, 2007, respectively	2,933	2,914	2,909
Additional paid-in capital	202,484	195,591	193,724
Accumulated other comprehensive income	11,486	13,934	11,014
Retained earnings	279,323	259,794	305,983
Total stockholders’ equity	496,226	472,233	513,630
Total liabilities and stockholders’ equity	$1,009,186	$997,537	$1,032,286

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	August 2,	August 4,		August 2,	August 4,
	2008	2007		2008	2007
Net sales	$338,029	$290,498		$738,241	$646,493
Cost of sales	209,480	197,054		438,600	401,075

Gross profit	128,549	93,444		299,641	245,418

Selling, general and administrative expenses	105,920	109,854		225,330	217,629
Depreciation and amortization	17,709	15,154		35,361	29,751

Operating income (loss)	4,920	(31,564)		38,950	(1,962)
Interest income (expense), net	(398)	428		(891)	1,428

Income (loss) from continuing operations before income taxes	4,522	(31,136)		38,059	(534)
Provision (benefit) for income taxes	1,786	(11,330)		15,903	203

Income (loss) from continuing operations	2,736	(19,806)		22,156	(737)
Loss from discontinued operations, net of income taxes	(2,725)	(8,285)		(2,627)	(12,640)
Net income (loss)	$11	$(28,091)		$19,529	$(13,377)

Basic earnings (loss) per share amounts
Income (loss) from continuing operations	$0.09	$(0.68)		$0.76	$(0.03)
Loss from discontinued operations	(0.09)	(0.28)		(0.09)	(0.43)
Net income (loss)	$0.00	$(0.97	)(1)	$0.67	$(0.46)
Basic weighted average common share outstanding	29,255	29,084		29,177	29,084

Diluted earnings (loss) per share amounts
Income (loss) from continuing operations	$0.09	$(0.68)		$0.75	$(0.03)
Loss from discontinued operations	(0.09)	(0.28)		(0.09)	(0.43)
Net income (loss)	$0.00	$(0.97	)(1)	$0.66	$(0.46)
Diluted weighted average common share outstanding	29,599	29,084		29,395	29,084

(1) Table may not add due to rounding

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,529	$(13,377)
Less loss from discontinued operations	(2,627)	(12,640)
Income (loss) from continuing operations	22,156	(737)
Reconciliation of net income to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	35,361	29,751
Other amortization	232	135
(Gain) loss on disposal of property and equipment	(1,695)	97
Asset impairment charges	127	635
Stock-based compensation	2,780	2,491
Deferred taxes	37,186	(9,598)
Deferred rent expense and lease incentives	(7,849)	(6,727)
Changes in operating assets and liabilities:
Accounts receivable	6,316	(512)
Inventories	(23,242)	(74,923)
Prepaid expenses and other current assets	(881)	780
Other assets	(216)	(107)
Accounts payable	51,349	24,877
Accrued expenses, interest and other current liabilities	803	(3,215)
Intercompany (discontinued operations)	(17,995)	24,480
Income taxes payable, net of prepayments	(19,370)	(39,484)
Deferred rent liabilities	2,053	7,994
Other liabilities	779	4,563
Total adjustments	65,738	(38,763)
Net cash provided by (used in) operating activities of continuing operations	87,894	(39,500)
Net cash provided by (used in) operating activities of discontinued operations	23,228	(43,094)
Net cash provided by (used in) operating activities	111,122	(82,594)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(18,530)	(95,780)
Cash received for sale of store assets and leases	2,300	—
Purchase of investments	—	(776,405)
Sale of investments	—	823,255
Net cash used in investing activities of continuing operations	(16,230)	(48,930)
Net cash (used in) provided by investing activities of discontinued operations	(23,743)	23,117
Net cash used in investing activities	(39,973)	(25,813)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	649,174	158,994
Repayments under revolving credit facilities	(718,735)	(86,774)
Borrowings under term loan	85,000	—
Exercise of stock options and employee stock purchases	3,695	—
Capital contribution to subsidiary in discontinued operations	(8,250)	—
Deferred financing costs	(3,839)	—
Net cash provided by financing activities of continuing operations	7,045	72,220
Net cash used in financing activities of discontinued operations	(11,878)	—
Net cash (used in) provided by financing activities	(4,833)	72,220
Effect of exchange rate changes on cash of continuing operations	(987)	1,720
Effect of exchange rate changes on cash of discontinued operations	(251)	612
Effect of exchange rate changes on cash	(1,238)	2,332
Net increase (decrease) in cash and cash equivalents	65,078	(33,855)
Cash and cash equivalents, beginning of year	81,626	114,016
Cash and cash equivalents, end of quarter	$146,704	$80,161

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007
OTHER CASH FLOW INFORMATION:
Net cash (refunded) paid during the year for income taxes	$(4,012)	$38,730
Cash paid during the year for interest	1,591	973
Decrease in accrued purchases of property and equipment, lease acquisition and software costs	(10,757)	(8,724)
Land received for distribution center	—	1,800

See accompanying notes to these condensed consolidated financial statements.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly The Children’s Place Retail Stores, Inc.’s (the “Company”) consolidated financial position as of August 2, 2008 and August 4, 2007, the results of its consolidated operations for the thirteen weeks and twenty-six weeks ended August 2, 2008 and August 4, 2007, and its consolidated cash flows for the twenty-six weeks ended August 2, 2008 and August 4, 2007. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 are not necessarily indicative of operating results for a full fiscal year. The accompanying unaudited condensed consolidated financial statements have classified the Disney Store business as discontinued operations in accordance with U.S. GAAP, reflecting the Company’s exit of the Disney Store business (see Note 2-Discontinued Operations). Correspondingly, reclassifications have been made to conform to the current year’s presentation. Also, a reclassification of cash disbursement overdraft balances from accounts payable to cash to the extent a right of offset exists was made to the August 4, 2007 balances, which had the effect of reducing cash and accounts payable by $4.0 million. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 2, 2008 included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2008 to classify the Disney Stores as a discontinued operation.

2.             DISCONTINUED OPERATIONS

After a thorough review of the Disney Store business (as defined below), its potential earnings growth, its capital needs and its ability to fund such needs from its own resources, the Company announced on March 20, 2008 that it had decided to exit the Disney Store business. The Company’s subsidiaries that operated the Disney Store business are referred to herein interchangeably and collectively as “Hoop.” After assessing the above factors and considering Hoop’s liquidity, Hoop’s Board of Directors determined that the best way to complete an orderly wind-down of Hoop’s affairs was for Hoop to seek relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) and pursuant to the Companies’ Creditors Arrangement Act (the “CCAA”). On March 26, 2008, Hoop Holdings, LLC, Hoop Retail Stores, LLC and Hoop Canada Holdings, Inc. each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “U.S. Bankruptcy Court”) (Case Nos. 08-10544, 08-10545, and 08-10546, respectively, the “Cases”). On March 27, 2008, Hoop Canada, Inc. filed for protection pursuant to the CCAA in the Ontario Superior Court of Justice (Commercial List) (“Canadian Bankruptcy Court”) (Court File No. 08-CL-7453, and together with the Cases, the “Filings”). Each of the foregoing Hoop entities are referred to collectively herein as the “Hoop Entities.” After receiving the approval of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, on April 30, 2008, Hoop transferred the Disney Store business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of The Walt Disney Company (“Disney”) in an asset sale (the “Private Sale”), pursuant to section 363 of the Bankruptcy Code (and a similar provision under the CCAA.)

In November 2004, the Company had acquired, through two wholly-owned subsidiaries, certain assets used to operate the Disney Store retail chain in North America (the “Disney Store business”) from affiliates of Disney. As a result of this acquisition and a subsequent transaction, Hoop had acquired 315 Disney Stores, consisting of 313 mall-based existing Disney Stores in the United States and Canada and two Disney flagship stores (together, the “Original Acquisition”), along with certain other assets used in the Disney Store business. The Original Acquisition excluded stores located at Disney theme parks, other flagship stores and certain other Disney properties.

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

The License Agreement, as well as the Company’s credit facilities, placed certain liquidity restrictions on the Company. These agreements restricted the commingling of funds between The Children’s Place and Hoop, limited borrowings by Hoop from The Children’s Place, and limited distributions other than payment for the allocated costs of shared services from Hoop to The Children’s Place. From the time of the Original Acquisition, the Company segregated all cash receipts and disbursements, investments and credit facility borrowings and letter of credit activity.

In August 2007, the Company, Hoop and Disney amended the License Agreement by executing the Refurbishment Amendment (the “Refurbishment Amendment”). Subject to compliance with the terms and satisfaction of the conditions in the Refurbishment Amendment, Disney agreed to forbear from exercising any of its rights or remedies under the License Agreement based on previously asserted breaches of the License Agreement. If the Company breached any of the provisions of the Refurbishment Amendment on three or more occasions and Disney had not previously terminated the Refurbishment Amendment, the Company would have owed $18.0 million to Disney with respect to the breach fees called for by the License Agreement. If the Company violated any of the provisions of the Refurbishment Amendment on five or more occasions, the Refurbishment Amendment provided that Disney would have the right to immediately terminate the License Agreement, without any right by the Company to defend, counterclaim, protest or cure. The Refurbishment Amendment set forth specific requirements to remodel and otherwise refresh the Disney Stores while the Refurbishment Amendment remained in effect. In connection with the Refurbishment Amendment, the Company’s Board of Directors authorized an investment of $175 million to remodel and refresh stores through fiscal 2011. Prior to the Filings, Hoop had received notices of several material breaches under the License Agreement. Hoop had believed it had cured some of the asserted breaches and intended to cure or to assert defenses to the other asserted breaches.

Since the Filings, the Hoop Entities have managed their properties and have operated their businesses as “debtors-in-possession” under the jurisdiction of the U.S. Bankruptcy Court or the Canadian Bankruptcy Court, as applicable, and in accordance with the applicable provisions of the Bankruptcy Code or the CCAA, as applicable. Neither the Company, as Hoop’s parent company nor any of the Company’s other subsidiaries, has commenced or plans to commence a Chapter 11 case (or equivalent under applicable bankruptcy laws).

Upon the closing of the Private Sale, affiliates of Disney paid approximately $64.0 million for the acquired assets of the Disney Store business, subject to a post-closing inventory and asset adjustment. Approximately $6.0 million of the purchase price was held in escrow for such true-up purposes. The proceeds received from the Private Sale will be utilized to settle the Hoop Entities’ liabilities as “debtors-in-possession” under the jurisdiction of the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable. As a “debtor-in-possession,” certain claims against Hoop that existed prior to the Filings are stayed under the jurisdiction of the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable, and are “liabilities subject to compromise” and are reflected in the August 2, 2008 balance sheet within “Liabilities of bankruptcy estate of subsidiary.”

According to the terms of the Private Sale, Hoop transferred 217 Disney Stores to affiliates of Disney and granted such affiliates the right to operate and wind-down the affairs of the remaining Disney Stores for a specified time period, after which Disney may choose to return such stores to Hoop’s bankruptcy estate for treatment as approved by the relevant bankruptcy court. Additional claims (liabilities subject to compromise) may arise as a result of the rejection of executory contracts, including leases for the stores returned to the Hoop estate, and from the determination by the U.S. Bankruptcy Court or Canadian Bankruptcy Court (or agreed to by Hoop’s creditors) of claims allowed for contingencies and other related amounts. Hoop has recorded a liability of approximately $19.2 million for the potential settlement of the remaining Disney Stores leases. Claims secured against Hoop’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to petition the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable, for relief from the stay.

During the year ended February 2, 2008, the Company recorded $80.3 million in asset impairment charges related to the Company’s decision to exit the Disney Store business. In addition, during the year ended February 2, 2008, the Company recorded $6.1 million in costs primarily related to the cancellation of the Disney Store remodeling program. As a “debtor-in-possession,” Hoop expects to file a plan of reorganization and disclosure statement (the “Plans”) with the U.S. and Canadian bankruptcy courts and get approval of such Plans on or before fiscal year end to settle its obligations with its restricted assets.

In connection with the closing of the Private Sale, Disney’s relevant affiliates released Hoop from its rights and obligations under the License Agreement, as amended by the Refurbishment Amendment and the Guaranty and Commitment Agreement, and any related future liabilities and unlimited claims. Further, in connection with the Private Sale and the satisfaction of other conditions, Disney and its affiliates released the Company from its obligations under the Guaranty and Commitment Agreement and Refurbishment Agreement. Separately, the Company entered into a settlement and release of claims with Hoop and its creditors’ committee, which was approved by the U.S. Bankruptcy Court on April 29, 2008. The Company had agreed to:

•                  Provide transitional services;

•                  Forgive all pre- and post-bankruptcy petition claims against Hoop, which included inter-company charges for shared services of approximately $24.1 million and a capital contribution the Company made to Hoop of approximately $8.3 million in cash on March 18, 2008;

•                  Pay severance and other employee costs for the Company’s employees servicing Hoop of approximately $7.8 million; and

•                  Certain other professional fees and other costs.

In addition, the Company may incur other professional fees and other costs during the Hoop Entities’ bankruptcy proceedings, as well as claims that might be asserted against the Company in such bankruptcy proceedings.

The Disney Store business has been segregated from continuing operations and included in “Discontinued operations, net of taxes” in the condensed consolidated statements of operation. Since the consummation of the Private Sale on April 30, 2008, Hoop has been in the process of winding down its affairs under the jurisdiction of the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable. In discontinued operations, the Company has reversed its historical allocation of shared services to the Disney Stores and has charged discontinued operations with the administrative and distribution expenses that were attributable to the Disney Stores. During the thirteen and twenty-six weeks ended August 2, 2008, discontinued operations included certain one-time costs related to professional and restructuring fees, as well as severance and other employee costs. Discontinued operations for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 were comprised of (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	$—	$133,799	$129,177	$256,667
Cost of sales	—	96,940	93,367	180,836

Gross profit	—	36,859	35,810	75,831

Selling, general and administrative expenses	2,122	46,558	46,427	89,381
Restructuring charges	2,470	—	15,984	—
Depreciation and amortization	—	3,415	—	6,553

Operating loss	(4,592)	(13,114)	(26,601)	(20,103)
Gain on disposal of assets and liabilities of discontinued operations	—	—	23,135	—
Interest (expense) income, net	221	138	(791)	456

Loss before income taxes	(4,371)	(12,976)	(4,257)	(19,647)
Benefit for income taxes	(1,646)	(4,691)	(1,630)	(7,007)

Loss from discontinued operations, net of income taxes	$(2,725)	$(8,285)	$(2,627)	$(12,640)

As of August 2, 2008, the assets and liabilities of Hoop have been segregated and have been included in “Restricted assets in bankruptcy estate of subsidiary” and “Liabilities of bankruptcy estate of subsidiary” in the condensed consolidated balance sheet. They are detailed as follows (in thousands):

August 2,
2008
Restricted assets in bankruptcy estate of subsidiary:
Cash and cash equivalents	$72,454
Accounts receivable	11,603
Prepaid expenses	1,208
$85,265

Liabilities of bankruptcy estate of subsidiary:
Subject to compromise
Accounts payable - pre-petition	$56,973
Accrued expenses and other current liabilities - pre-petition	36,168
Not subject to compromise
Accounts payable - post-petition	9,794
Accrued expenses and other current liabilities - post-petition	5,474
$108,409

For the condensed consolidated balance sheets as of February 2, 2008 and August 4, 2007, “Assets held for sale” reflect the assets subsequently sold to affiliates of Disney. They are detailed as follows (in thousands):

	February 2,	August 4,
	2008	2007
Current assets held for sale:
Accounts receivable	$4,555	$1,591
Inventories	88,674	86,779
Prepaid expenses and other current assets	5,362	7,406
	$98,591	$95,776

Non-current assets held for sale:
Property and equipment, net	3,317	59,400
Other assets - security deposits	846	626
	$4,163	$60,026

For the condensed consolidated balance sheets as of February 2, 2008 and August 4, 2007, the remaining assets and liabilities of Hoop are included in their respective balance sheet categories and were included in the following asset and liability categories (in thousands):

	February 2,	August 4,
	2008	2007

Cash and cash equivalents	$12,644	$13,350
Accounts receivable	8,627	9,691
Prepaid expenses and other current assets	11,214	7,748
Total current assets	32,485	30,789
Other assets	497	1,660
Total assets	$32,982	$32,449

Revolving loan	$19,415	$—
Accounts payable	51,795	36,905
Accrued expenses and other current liabilities	41,662	23,242
Total current liabilities	112,872	60,147
Deferred rent liabilities	25,518	22,112
Deferred royalty	42,988	43,395
Other long-term liabilities	1,863	1,762
Total liabilities	$183,241	$127,416

Cash flows from the Company’s discontinued operations were as follows (in thousands):

	Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from discontinued operations	$(2,627)	$(12,640)
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	6,553
Deferred financing fees and related amortization	65	142
Gain on disposal of the Disney Store business	(23,135)	—
Loss on disposal of assets	—	18
Stock compensation	438	303
Deferred royalty, net	(368)	(863)
Deferred rent expense and lease incentives	(881)	(176)
Changes in operating assets and liabilities:
Accounts receivable	2,357	(233)
Inventories	13,047	(16,604)
Prepaid expenses and other current assets	11,471	(248)
Other assets	732	(132)
Accounts payable	15,794	12,508
Accrued expenses, interest and other current liabilities	(12,228)	(4,428)
Intercompany (continuing operations)	17,995	(24,480)
Income taxes payable, net of prepayments	(254)	(1,034)
Deferred rent liabilities	741	338
Other liabilities	81	(2,118)
Total adjustments	25,855	(30,454)
Net cash provided by (used in) operating activities	23,228	(43,094)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(8,887)	(5,208)
Cash received from sale of Disney Store assets	57,598	—
Restriction of cash	(72,454)	—
Purchase of investments	—	(263,620)
Sale of investments	—	291,945
Net cash (used in) provided by investing activities	(23,743)	23,117
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	160,237	41,281
Repayments under revolving credit facilities	(179,652)	(41,281)
Cash contribution from parent company	8,250	—
Deferred financing fees	(713)	—
Net cash used in financing activities	(11,878)	—

Effect of exchange rate changes on cash	(251)	612
Net decrease in cash and cash equivalents	(12,644)	(19,365)
Cash and cash equivalents, beginning of year	12,644	32,715
Cash and cash equivalents, end of quarter	$—	$13,350

3.             STOCK-BASED COMPENSATION

The Company maintains several equity compensation plans under which it grants various forms of equity compensation, including stock options, deferred and restricted stock and performance awards.

The following tables summarize the Company’s equity compensation expense for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 (in thousands):

	Thirteen Weeks Ended August 2, 2008
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$209	$108	$317
Deferred stock expense	115	986	—	1,101
Restricted stock expense	—	155	—	155
Performance award expense	—	290	—	290
Total stock-based compensation expense	$115	$1,640	$108	$1,863

	Twenty-six Weeks Ended August 2, 2008
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$299	$196	$495
Deferred stock expense	247	1,507	242	1,996
Restricted stock expense	—	266	—	266
Performance award expense	—	461	—	461
Total stock-based compensation expense	$247	$2,533	$438	$3,218

	Thirteen Weeks Ended August 4, 2007
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$303	$—	$303
Stock compensation expense related to the issuance of liability awards (1)	—	34	(26)	8
Expense related to the modification of previously issued stock options, primarily tolling (2)	8	1,887	3	1,898
Fair market value adjustments of tolled stock options accounted for as liability awards (2)	(390)	(156)	(15)	(561)
Total stock-based compensation expense	$(382)	$2,068	$(38)	$1,648

	Twenty-six Weeks Ended August 4, 2007
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$612	$—	$612
Stock compensation expense related to the issuance of liability awards (1)	—	165	(18)	147
Expense related to the modification of previously issued stock options, primarily tolling (2)	383	2,028	339	2,750
Fair market value adjustments of tolled stock options accounted for as liability awards (2)	(508)	(189)	(18)	(715)
Total stock-based compensation expense	$(125)	$2,616	$303	$2,794

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

The Company recognized a tax benefit related to stock-based compensation expense of $1.3 million and $1.1 million for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

2008 Long Term Incentive Plan

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

During the twenty-six weeks ended August 2, 2008, the Company awarded to key members of management: (a) 42,645 deferred stock awards; and (b) performance awards that provide for 42,645 Target Shares (assuming they are earned at 100%). Changes in the Company’s unvested Performance Awards for the twenty-six weeks ended August 2, 2008 were as follows:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of year (2)	210	$20.97
Granted	43	31.92
Vested	—	—
Forfeited	(112)	20.97
Unvested performance shares, end of quarter	141	$24.28

(1)         The number of unvested performance shares is based on the Participants earning their Target Shares at 100%. As of August 2, 2008, the Company estimates that Participants will earn 133% of their Target Shares. The cumulative expense recognized reflects that change in estimation.

(2)         As noted above, the performance criteria for the performance awards were established on March 6, 2008. The beginning balance represents those shares authorized in the fourth quarter of fiscal 2007.

Total unrecognized equity compensation expense related to unvested performance awards approximated $4.1 million as of August 2, 2008, which will be recognized over a weighted average period of approximately 2.5 years.

Stock Option Plans

The Company estimates the fair value of issued stock options using the Black-Scholes option pricing model using certain assumptions for stock price volatility, risk-free interest rates, and the expected life of the options as of each grant date. During the thirteen weeks and twenty-six weeks ended August 2, 2008, 30,000 options were granted to two new members of the Company’s Board of Directors and the following assumptions were used(1):

August 2,
2008
Dividend yield	0%
Volatility factor (2)	45.6%
Weighted average risk-free interest rate (3)	3.2%
Expected life of options (4)	5.1 years
Weighted average fair value on grant date	$12.81 per share

(1)         Due to the Company’s suspension of equity awards during its stock option investigation, no options were granted during the twenty-six weeks ended August 4, 2007.

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

Changes in the Company’s stock options for the twenty-six weeks ended August 2, 2008 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at beginning of year	2,220,904	$31.72	5.8	$2,727
Granted	30,000	29.05	9.8	279
Exercised	(177,292)	21.13	N/A	1,853
Forfeited	(683,294)	34.69	N/A	—
Options outstanding at end of quarter	1,390,318	$32.32	5.2	$11,579
Options exercisable at end of quarter	1,258,649	$32.90	4.7	$9,991

Changes in the Company’s unvested stock options for the twenty-six weeks ended August 2, 2008 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested options, beginning of year	128	$11.43
Granted	30	12.81
Vested	—	—
Forfeited	(27)	12.42
Unvested options, end of quarter	131	$11.55

Total unrecognized equity compensation expense related to unvested stock options approximated $1.1 million as of August 2, 2008, which will be recognized over a weighted average period of approximately 2.0 years.

Deferred and Restricted Stock

Changes in the Company’s unvested deferred stock and restricted stock for the twenty-six weeks ended August 2, 2008 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested deferred and restricted stock, beginning of year	493	$29.74
Granted	298	34.70
Vested	(21)	30.04
Forfeited	(174)	30.04
Unvested deferred and restricted stock, end of quarter	596	$32.12

Total unrecognized equity compensation expense related to unvested deferred and restricted stock awards approximated $16.5 million as of August 2, 2008, which will be recognized over a weighted average period of approximately 2.7 years.

4.             NET INCOME (LOSS) PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted net income (loss) per common share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Income (loss) from continuing operations	$2,736	$(19,806)	$22,156	$(737)
Loss from discontinued operations, net of taxes	(2,725)	(8,285)	(2,627)	(12,640)
Net income (loss)	$11	$(28,091)	$19,529	$(13,377)

Basic weighted average common shares	29,255	29,084	29,177	29,084
Dilutive effect of stock awards	344	—	218	—
Diluted weighted average common shares	29,599	29,084	29,395	29,084
Antidilutive stock awards	789	901	1,398	943

Antidilutive stock awards (stock options, deferred stock awards and restricted stock awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in the earnings per share calculation.

The net loss per share presented in the condensed consolidated statements of operation for the thirteen and twenty-six weeks ended August 4, 2007, excludes the dilutive effect of the Company’s stock awards which would have been anti-dilutive as a result of the net loss.

5.             COMPREHENSIVE INCOME (LOSS)

The following table presents the Company’s comprehensive income (loss) (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net income (loss)	$11	$(28,091)	$19,529	$(13,377)
Cumulative translation adjustment	(631)	3,045	(2,448)	6,669
Comprehensive income (loss)	$(620)	$(25,046)	$17,081	$(6,708)

6.                                           PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Asset	August 2,	February 2,	August 4,
	Life	2008	2008	2007
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	25 yrs	30,450	30,450	—
Material handling equipment	15 yrs	31,243	31,086	—
Leasehold improvements	Lease life	341,040	337,536	298,863
Store fixtures and equipment	3-10 yrs	242,829	243,552	217,920
Capitalized software	5 yrs	55,856	51,286	42,031
Construction in progress	—	17,450	12,033	111,991
		722,271	709,346	674,208
Less accumulated depreciation and amortization		(388,488)	(355,205)	(331,500)
Property and equipment, net		$333,783	$354,141	$342,708

As of August 2, 2008, the Company had $6.5 million in property and equipment for which payment had not been made, compared to $16.4 million as of August 4, 2007. These amounts are included in accounts payable and accrued expenses and other current liabilities.

During the second quarter of fiscal 2007, the Company completed construction of a new distribution center in Fort Payne, Alabama. The land, approximately 125 acres upon which the distribution center was built, was as a donation from DeKalb County, Alabama in exchange for the Company’s commitment to build the distribution center. The Company recorded the land at its fair value of approximately $1.8 million.

7.                                           CREDIT FACILITIES

On July 31, 2008, the Company entered into the 2008 Credit Agreement (as defined below) and terminated the 2007 Amended Loan Agreement and Letter of Credit Agreement. On May 3, 2008, the Hoop estate repaid all outstanding borrowings under the DIP Credit Facility (as defined below) and on May 15, 2008, the DIP Credit Facility was closed.

2008 Credit Agreement

On July 31, 2008, the Company and certain of its domestic subsidiaries entered into a credit agreement (the “2008 Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JP Morgan Chase Bank, N.A. (collectively, the “Lenders”).

The 2008 Credit Agreement consists of a $200 million asset based revolving credit facility, which includes a $175 million letter of credit sub-facility. Amounts outstanding under the 2008 Credit Agreement bear interest, at the Company’s option, at:

(i)	the prime rate; or
(ii)	LIBOR plus a margin of 1.50% to 2.00% based on the amount of the Company’s average excess availability under the facility.

In addition, an unused line fee of 0.25% will accrue on the unused portion of the commitments under the facility. Letter of credit fees range from 0.75% to 1.25% for commercial letters of credit and range from 1.50% to 2.00% for standby letters of credit. Letter of credit fees are determined based on the level of availability under the 2008 Credit Agreement and accrue on the undrawn amount of such outstanding letters of credit, respectively. The 2008 Credit Agreement will mature on July 31, 2013. The amount available to be borrowed under the 2008 Credit Agreement at any time depends on the Company’s levels of inventory and accounts receivable at such time.

The outstanding obligations under the 2008 Credit Agreement may be accelerated after the occurrence of (and, if applicable, the expiration of the cure period) certain events, including, among others, breach of covenants, the institution of insolvency proceedings, certain defaults under certain other indebtedness and a change of control. Should the maturity of the 2008 Credit Agreement be accelerated for any reason, the Company would be responsible for an early termination fee in the amount of (i) 0.50% of the revolving credit facility ceiling then in effect within the first year of the term of the facility and (ii) 0.25% of the revolving credit facility ceiling then in effect within the second year of the term of the facility. No early termination fee would be incurred after the completion of the second year of the term of the facility.

The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures and limitations on the payment of dividends or similar payments. Credit extended under the 2008 Credit Agreement is secured by a first or second priority security interest in substantially all of the Company’s assets and substantially all of the assets of its domestic subsidiaries.

The following table presents the components (in millions) of the 2008 Credit Agreement as of August 2, 2008:

August 2, 2008
2008 Credit Agreement
Credit facility maximum	$200.0
Borrowing Base (1)	163.0

Borrowings outstanding	—
Letters of credit outstanding—merchandise	34.2
Letters of credit outstanding—standby	14.6
Utilization of credit facility at end of period	48.8

Availability	114.2

Average loan balance during the period	—
Highest borrowings during the period	—
Average interest rate	5.0%
Interest rate at end of period	5.0%

(1)         The Borrowing Base is calculated based on certain credit card receivable and inventory balances at the end of such period. Under the 2008 Credit Agreement, the Company has the ability to borrow up to the lesser of $200 million or the Borrowing Base.

The Company capitalized approximately $1.6 million in deferred financing costs related to the institution of the 2008 Credit Agreement, which will be amortized on a straight line basis over the term of the 2008 Credit Agreement.

2007 Amended Loan Agreement; Letter of Credit Agreement

In June 2007, the Company and certain of its domestic subsidiaries entered into a Fifth Amended and Restated Loan and Security Agreement (the “2007 Amended Loan Agreement”) and a new letter of credit agreement (the “Letter of Credit Agreement”) with Wells Fargo as senior lender and administrative and syndication agent, and the Company’s other senior lenders to support The Children’s Place business and the seasonality of the Company’s capital needs and to reduce the fees associated with its credit facility borrowings. The 2007 Amended Loan Agreement provided a facility maximum of $100 million for borrowings and standby letters of credit, with a $30 million “accordion” feature that enabled the Company, at its option, to increase the facility to an aggregate amount of $130 million, subject to an availability covenant which restricted maximum borrowings to 90% of the facility maximum, or $117 million.

There was also a seasonal over-advance feature that enabled the Company to borrow up to an additional $20 million from July 1 through October 31, subject to satisfying certain conditions, including a condition related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12 month basis based upon the most recent financial statements furnished to Wells Fargo and the Company’s estimate of projected pro forma EBITDA for the over-advance period. The LIBOR margin was 1.00% to 1.50%, depending on the Company’s average excess availability, and the unused line fee was 0.25%. The 2007 Amended Loan Agreement was terminated on July 31, 2008. Wells Fargo waived the termination fee on the early termination of the 2007 Amended Loan Agreement and Letter of Credit Agreement.

Credit extended under the 2007 Amended Loan Agreement was secured by a first priority security interest in substantially all of the Company’s assets, other than assets in Canada and Puerto Rico and assets owned by Hoop. The amount that could be borrowed under the 2007 Amended Loan Agreement depended on levels of inventory and accounts receivable related to The Children’s Place business. The 2007 Amended Loan Agreement contained covenants, which included limitations on annual capital expenditures, maintenance of certain levels of excess collateral, and a prohibition on the payment of dividends.

Under the Letter of Credit Agreement, the Company was able to issue letters of credit for inventory purposes for up to $60 million to support The Children’s Place business. Interest was paid at the rate of 0.75% (or 1.00% during any period in which amounts remained outstanding under the seasonal over-advance feature) on the aggregate undrawn amount of all letters of credit outstanding thereunder.  The Company’s obligations under the Letter of Credit Agreement were secured by a security interest in substantially all of the assets of The Children’s Place business, other than assets in Canada and Puerto Rico, and assets of Hoop.

Prior to the termination of the 2007 Amended Loan Agreement and Letter of Credit Agreement on July 31, 2008, the Company’s average loan balance was $41.6 million, its highest borrowings were $80.6 million and its average interest rate was 5.38% thereunder.  The following table presents the components (in millions) of the Company’s credit facilities for its Children’s Place business as of February 2, 2008 and August 4, 2007:

	February 2, 2008	August 4, 2007
2007 Amended Loan Agreement (1)
Outstanding borrowings	$69.6	$72.2
Letters of credit outstanding—standby	14.3	12.2
Utilization of credit facility at end of period	83.9	84.4
Availability covenant (2)	13.0	12.0
Availability (3)	33.1	23.6
Facility maximum(4)	130.0	120.0
Average loan balance during the period	44.1	10.5
Highest borrowings during the period	116.8	87.2
Average interest rate	7.21%	7.89%
Interest rate at end of period	6.00%	8.25%
Letter of Credit Agreement (5)
Letters of credit outstanding—merchandise	26.5	51.5
Letter of credit facility maximum	60.0	60.0

(1)	On July 31, 2008, the 2007 Amended Loan Agreement was terminated and the Letters of Credit outstanding under the 2007 Amended Loan Agreement were transferred to the 2008 Credit Facility.
(2)	Under the 2007 Amended Loan Agreement, the Company was required to keep a minimum of additional availability of at least 10% of the facility maximum.
(3)	The amount of availability as of August 4, 2007 has been adjusted to conform with the 2007 Amended loan Agreement.
(4)

Under the 2007 Amended Loan Agreement, the facility maximum as of February 2, 2008 was the lesser of $130 million, subject to an availability covenant which restricted maximum borrowings to 90% of the facility maximum, or The Children’s Place business’ defined borrowing base. Under the 2007 Amended Loan Agreement, the facility maximum as of August 4, 2007 was the lesser of $120 million, subject to an availability covenant which restricted maximum borrowings to 90% of the facility maximum, or The Children’s Place business’ defined borrowing base.

(5)	The Letter of Credit Agreement was cancelable at any time by either the Company or Wells Fargo.

Amended Hoop Loan Agreement

In connection with the Original Acquisition of the Disney Store business in 2004, the domestic Hoop entity together with certain other Hoop entities entered into a Loan and Security Agreement (the “Hoop Loan Agreement”) with Wells Fargo as senior lender and syndication and administrative agent, and certain other lenders, establishing a senior secured credit facility for Hoop. In June 2007, concurrent with the execution of the 2007 Amended Loan Agreement, and in August 2007, Hoop entered into Second and Third Amendments to the Hoop Loan Agreement, both with Wells Fargo, as senior lender and administrative and syndication agent, and the other lenders (together with the Hoop Loan Agreement, the “Amended Hoop Loan Agreement”) to reduce the interest rates charged on outstanding borrowings and letters of credit. The Amended Hoop Loan Agreement provided a facility maximum of $75 million for borrowings and provided for a $25 million accordion feature that enabled the Company to increase the facility to an aggregate amount of $100 million, subject to an availability restriction which limited maximum borrowings to 90% of the facility maximum, or $90 million. The accordion feature was available at the Company’s option, subject to the amount of eligible inventory and accounts receivable of the domestic Hoop entity.

The Amended Hoop Loan Agreement was terminated on March 26, 2008 as a result of the filing of the Cases and Hoop was required to pay a termination fee of approximately $0.4 million.

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

The following table presents the components (in millions) of the Company’s credit facility for its Disney Store business as of February 2, 2008 and August 4, 2007:

	February 2, 2008	August 4, 2007
Amended Hoop Loan Agreement/Hoop Loan Agreement
Outstanding borrowings	$19.4	$—
Letters of credit outstanding—merchandise	17.6	34.0
Letters of credit outstanding—standby	3.5	2.0
Utilization of credit facility at end of period	40.5	36.0
Availability	18.1	39.0
Facility maximum (1)	58.6	75.0
Average loan balance during the period (2)	3.1	0.2
Highest borrowings during the period (2)	26.1	1.9
Average interest rate	7.41%	8.49%
Interest rate charged at end of period	6.00%	8.25%

(1)         Under the Amended Hoop Loan Agreement, the facility maximum was the lesser of $75.0 million or Hoop’s defined borrowing base.

(2)         During the twenty six weeks ended August 4, 2007, there were no borrowings under the Hoop Loan Agreement other than letters of credit that cleared after business hours.

DIP Credit Facility

As of May 3, 2008, the Hoop estate had repaid all outstanding borrowings under the DIP Credit Facility (as defined below). On May 15, 2008, the DIP Credit Facility was closed.

As a result of the filing of the Cases, outstanding indebtedness under the Amended Hoop Loan Agreement, in the amount of approximately $9.3 million, was frozen and capped as of March 26, 2008. In order to fund the bankruptcy proceedings and all projected working capital needs, Wells Fargo and Hoop Retail Stores, LLC entered into a Debtor-In-Possession Loan and Security Agreement, which was approved by the U.S. Bankruptcy Court and dated as of March 28, 2008, consisting of a $35 million revolving credit facility (the “DIP Credit Facility”). In addition, all letters of credit issued under the Amended Hoop Credit Facility were deemed by the U.S. Bankruptcy Court to be issued under the DIP Credit Facility. Hoop was required to pay a closing fee of approximately $0.3 million for the DIP Credit Facility.

Amounts outstanding under the DIP Credit Facility bore interest at a floating rate equal to the prime rate plus 1.50%, and commercial letter of credit fees and standby letter of credit fees were 2.50%. The unused line fee was 0.375%. Credit extended under the DIP Credit Facility was secured by a first priority security interest in substantially all the assets of the domestic Hoop entity as well as a pledge of a portion of the equity interests in Hoop Canada.

Letter of Credit Fees

Letter of credit fees approximated $0.2 million and $0.3 million in the twenty-six week periods ended August 2, 2008 and August 4, 2007, respectively. Letter of credit fees are included in cost of sales.

8.             NOTE PURCHASE AGREEMENT

On July 31, 2008, concurrently with the execution of the 2008 Credit Agreement, the Company and certain of its domestic subsidiaries and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A. (collectively, the “Note Purchasers”), together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent, entered into a note purchase agreement (“Note Purchase Agreement”).

Under the Note Purchase Agreement, the Company issued $85 million of secured notes (the “Notes”) with no amortization with a single payment of principal due on the maturity date, July 31, 2013. Amounts outstanding under the Note Purchase Agreement bear interest at LIBOR, with a floor of 3.00%, plus a margin between 8.50% and 9.75% depending on the Company’s leverage ratio. As of August 2, 2008, the interest rate on the Note Purchase Agreement was 11.50%.

The outstanding obligations under the Note Purchase Agreement may be accelerated after the occurrence of (and, if applicable, the expiration of the cure period) certain events, including, among others, breach of covenants, certain defaults under certain other indebtedness, the institution of insolvency proceedings and a material adverse effect.  The Company is also required to make mandatory prepayments if a change of control occurs, if it receives cash in excess of certain defined thresholds for the sale of assets or other defined events, if it issues equity or other debt securities, or if annual cash flows are in excess of defined thresholds for each fiscal year. In addition, the outstanding obligations under the Note Purchase Agreement may be prepaid at any time at the discretion of the Company. For all prepayments types (including any made as a result of acceleration), except those relating to excess cash flows in a fiscal year and certain extraordinary receipts, the Company would be responsible for an early termination fee in the amount of (i) 2.00% of the aggregate principal amount of the Notes then prepaid within the first year of the term of the facility and (ii) 1.50% of the aggregate principal amount of the Notes then prepaid within the second year of the term of the facility. No early termination fee would be incurred after the completion of the second year of the term of the facility. Based on the Company’s estimated cash flow for fiscal year 2008, a prepayment of $30 million is expected to be made in the first half of fiscal 2009. Accordingly, $30 million of the Notes are classified as current on the Company’s condensed consolidated balance sheet at August 2, 2008.

The Note Purchase Agreement contains covenants, which include limitations on annual capital expenditures, a minimum EBITDA, a maximum leverage ratio, a minimum fixed charge coverage ratio and limitations on the payment of dividends or similar payments. The Company’s obligations under the Note Purchase Agreement are secured by a first or second priority security interest in substantially all of the Company’s assets and substantially all of the assets of its domestic subsidiaries.

On July 31, 2008, the proceeds from the Note Purchase Agreement were used in part to repay in full the borrowers’ outstanding obligations under the 2007 Amended Loan Agreement and the Letter of Credit Agreement; together with the 2007 Amended Loan Agreement, (collectively, the “2007 Facilities”) with Wells Fargo as senior lender and administrative and syndication agent, and the Company’s other senior lenders (collectively, the “2007 Lenders”). There were no prepayment penalties associated with such repayment. Upon receipt of such repayment by Wells Fargo for the benefit of the 2007 Lenders, the 2007 Facilities and the related guaranty and collateral agreements were terminated and the associated liens were released.

The Company capitalized approximately $2.2 million in deferred financing costs related to the institution of the Note Purchase Agreement, which will be amortized on a straight line basis over the term of the Note Purchase Agreement.

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

Shareholder Derivative Litigation

On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of the Board and certain current and former senior executives. The Company was named as a nominal defendant. The complaint alleges, among other things, that certain of the Company’s current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Exchange Act and common law, (iv) caused the Company to issue false and misleading public statements, and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint sought money damages, an accounting by the defendants for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The plaintiff filed amended complaints adding, among other things, a claim for securities fraud under SEC rule 10b-5 and additional defendants and claims. In May 2008, the parties entered into a stipulation of settlement to resolve this action, which settlement was approved by the court on July 21, 2008. The only monetary portion of the settlement was to pay $0.7 million of attorneys’ fees and reimbursement of expenses to plaintiffs’ counsel. The majority of this cost was covered by the Company’s insurance.

Class Action Litigation

On September 21, 2007 a second stockholder class action was filed against the Company and certain current and former senior executives in the United States District Court, Southern District of New York. This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that subsequent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks monetary damages plus interest as well as costs and disbursements of the lawsuit. On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives. This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. According to this complaint, subsequent disclosures establish the misleading nature of these earlier disclosures. This complaint seeks, among other relief, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees. These two actions have been consolidated and the plaintiff filed a consolidated amended class action complaint on February 28, 2008. The Company’s motion to dismiss was denied by the Court on July 18, 2008. The outcome of this litigation is uncertain. While we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract our management and directors from the Company’s affairs, the costs and expenses of the litigation could unfavorably affect our net earnings, and an unfavorable outcome could adversely affect the reputation of the Company.

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

On February 6, 2008, the Company received a notice of non-compliance with Nasdaq rules citing our failure to solicit proxies and hold an annual meeting of shareholders for the fiscal year ended February 3, 2007, no later than February 3, 2008. Nasdaq listing rules require that all issuers solicit proxies and hold an annual meeting of its shareholders within 12 months of the end of the issuer’s fiscal year end. The Company requested an exception to this rule and submitted a plan of compliance to Nasdaq whereby it anticipated holding its annual shareholders’ meeting on June 27, 2008. On April 3, 2008, the Nasdaq Listing Qualifications Panel granted the Company’s request for continued listing. The Company informed the Panel it had solicited proxies and had held its 2007 annual shareholders’ meeting on June 27, 2008.

Following the resignation of an independent member of the Company’s Board of Directors in February 2008, the Company had six directors, three of whom were independent directors. As a result of this resignation, the Company’s Board was no longer comprised of a majority of independent directors and therefore was not in compliance with Nasdaq Marketplace Rule 4350(c)(1). On March 5, 2008, the Company received a notice of non-compliance with Nasdaq’s independent director requirements. On May 9, 2008, the Company appointed two additional independent directors to the Company’s Board of Directors. On May 16, 2008, the Company received a letter from Nasdaq stating that the Company was in compliance with Nasdaq Marketplace Rule 4350(c)(1) as of that date.

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

The Company’s effective tax rate from continuing operations for the thirteen weeks and twenty-six weeks ended August 2, 2008 was 39.5% and 41.8%, respectively. During the thirteen weeks and twenty-six weeks ended August 4, 2007 the Company’s effective tax rate was 36.4% and (38.0)%, respectively. The effective tax rate is higher in the current year primarily because the Company is no longer permanently reinvested in certain Asian subsidiaries.

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

 During the thirteen weeks and twenty-six weeks ended August 2, 2008, the Company recognized approximately $0.3 million and $0.6 million, respectively of additional interest expense related to its unrecognized tax benefits. During the thirteen weeks and twenty-six weeks ended August 4, 2007, the Company recognized approximately $0.3 million and $0.5 million, respectively of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized income tax liabilities in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With limited exception, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax audits by taxing authorities for years through 2003. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. consolidated income tax returns for the years 2004 through 2006 during the second quarter of fiscal 2007. The Company believes it is reasonably possible due to the timing of audit settlements and negotiations with state taxing authorities that there may be a significant change to the total amount of unrecognized tax benefits within the next 12 months. The Company cannot reasonably estimate the amount of this change at the current time.

11.                                    INTEREST (EXPENSE) INCOME, NET

The following table presents the components of the Company’s interest (expense) income, net (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Interest income	$517	$669	$1,254	$1,181
Tax-exempt interest income	11	240	21	900
Total interest income	528	909	1,275	2,081

Less:
Interest expense – borrowings	279	408	1,195	417
Capitalized interest		(360)		(360)
Unused line fee	62	39	92	102
Amortization of deferred financing fees	115	13	126	26
Other fees	470	381	753	468
Interest (expense) income, net	$(398)	$428	$(891)	$1,428

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

13.          RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

During the twenty-six weeks ended August 2, 2008, the Company purchased approximately $0.4 million of footwear from Nina Footwear Corporation. No purchases were made from Nina Footwear Corporation during the thirteen weeks ended August 2, 2008. During the thirteen and twenty-six weeks ended August 4, 2007, the Company purchased approximately $2.7 million and $3.4 million, respectively, of footwear from Nina Footwear Corporation. Stanley Silverstein, who is a member of the Board and the father-in-law of Ezra Dabah, who is also a member of the Board, owns Nina Footwear Corporation with his brother.

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

The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 and the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2008 to classify the Disney Stores as a discontinued operation. The Disney Store business has been reported as discontinued operations in accordance with U.S. GAAP in this Quarterly Report on Form 10-Q, reflecting the Company’s exit of the Disney Store business.

RECENT DEVELOPMENTS

Our Board has engaged an investment banking firm to act as its financial advisor in undertaking a review of strategic alternatives to improve operations and enhance shareholder value. As part of this review, our Board and management are assessing a wide variety of options to maximize shareholder value, including, but not limited to, opportunities for organizational and operational improvement, including the potential sale of the Company. The Board has not set any specific timeline for the completion of this strategic review, and there is no assurance that as a result of this review, the Board will decide to change the Company’s course of action or engage in any specific transaction. One of our strategic initiatives included a re-financing of the Company. During the thirteen weeks ended August 2, 2008, we entered into an $85 million term loan and a new credit facility to increase our liquidity.

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

In connection with the closing of the Private Sale, Disney’s relevant affiliates released Hoop from its rights and obligations under the License Agreement, as amended by the Refurbishment Amendment, the Guaranty and Commitment Agreement, and any related future liabilities and unlimited claims. Further, in connection with the closing of the Private Sale and the satisfaction of other conditions, Disney and its affiliates released us from our obligations under the Guaranty and Commitment Agreement and the Refurbishment Amendment. We also agreed to provide certain transition services through the end of October 2008 to assist Disney in transitioning the Disney Stores to its administrative and distribution systems. During the thirteen weeks ended August 2, 2008, we received $5.4 million, net of variable expenses for these transition services.

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

Our annual profitability is highly dependent on our sales and gross margin performance during the third and fourth quarters. During the four weeks ended August 30, 2008, our comparable store sales were flat compared to a 4 % comparable store sales increase in the four weeks ended September 1, 2007.

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

Inventory Valuation—Merchandise inventories are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio by merchandise department to the retail value of inventories. At any one time, inventories include items that have been marked down to our best estimate of their fair market value and an estimate of our inventory shrinkage.

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

Accounting for Liabilities Subject to Compromise—As a “debtor-in-possession,” certain claims against Hoop that existed prior to the Filings are stayed under the jurisdiction of the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable and are “liabilities subject to compromise”, and are reflected in the August 2, 2008 balance sheet within “liabilities of bankruptcy estate of subsidiary.” Additional claims (liabilities subject to compromise) may arise as a result of the rejection of executory contracts, including leases for the stores returned to the Hoop estate, and from the determination by the U.S. Bankruptcy Court or Canadian Bankruptcy Court (or agreed to by the Hoop’s creditors) of claims allowed for contingencies and other related amounts.

Accounting for Royalties—In exchange for the right to use certain Disney intellectual property, we were required to make royalty payments pursuant to the License Agreement to a Disney subsidiary after a two-year royalty holiday period that ended in November 2006. The amortization of the estimated value of the royalty holiday was recognized on a straight-line basis as a reduction of royalty expense over the term of the License Agreement. During the twenty six weeks ended August 2, 2008, our discontinued operations included the reversal of approximately $42.3 million in deferred royalty expense in conjunction with the termination of the License Agreement in accordance with the Private Sale.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our selling, general and administrative expenses decreased approximately 650 basis points to 31.3% of net sales during the thirteen weeks ended August 2, 2008 from 37.8% during the thirteen weeks ended August 4, 2007. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business. Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.0	67.8	59.4	62.0
Gross profit	38.0	32.2	40.6	38.0
Selling, general and administrative expenses	31.3	37.8	30.5	33.7
Depreciation and amortization	5.2	5.2	4.8	4.6
Operating income (loss)	1.5	(10.9)	5.3	(0.3)
Interest income (expense), net	(0.1)	0.1	(0.1)	0.2
Income (loss) from continuing operations before income taxes	1.3	(10.7)	5.2	(0.1)
Provision (benefit) for income taxes	0.5	(3.9)	2.2	—
Income (loss) from continuing operations	0.8	(6.8)	3.0	(0.1)
Loss from discontinued operations, net of taxes	(0.8)	(2.9)	(0.4)	(2.0)
Net income (loss)	—%	(9.7)%	2.6%	(2.1)%
Number of stores of continuing operations, end of period	902	883	902	883

Table may not add due to rounding.

Thirteen Weeks Ended August 2, 2008 (the “Second Quarter 2008”) Compared to Thirteen Weeks Ended August 4, 2007 (the “Second Quarter 2007”)

Net sales increased by $47.5 million, or 16%, to $338.0 million during the Second Quarter 2008 from $290.5 million during the Second Quarter 2007. Our Second Quarter 2008 sales increase resulted from a comparable store sales increase of 9%, which accounted for $23.1 million of our sales increase, a $25.3 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores, and our ecommerce business, partially offset by the impact of closed stores which represented $0.9 million. During the Second Quarter 2007, our comparable store sales decreased 1%. We define comparable store sales as net sales from stores that have been open at least 14 full months and that have not been substantially remodeled during that time. During the Second Quarter 2008, we closed four The Children’s Place stores.

Our 9% comparable store sales increase for The Children’s Place business was primarily the result of a 6% increase in the number of comparable store sales transactions and a 2% increase in our dollar transaction size. Our 2% increase in our dollar transaction size was primarily driven by more units sold in each transaction. Our average retail price of merchandise sold during the Second Quarter 2008 was comparable to the Second Quarter 2007, resulting from a higher proportion of summer merchandise versus fall merchandise and more “good” versus “best” merchandise sold in our product mix during the Second Quarter 2008, which offset the impact of higher markdowns taken in the Second Quarter 2007. During the Second Quarter 2008, comparable same store sales increased in all geographical regions, departments and store types.

Gross profit increased by $35.1million to $128.5 million during the Second Quarter 2008 from $93.4 million during the Second Quarter 2007. As a percentage of net sales, gross profit increased approximately 580 basis points to 38.0% of net sales during the Second Quarter 2008 from 32.2% of net sales during the Second Quarter 2007. The increase in consolidated gross profit, as a percentage of net sales, resulted primarily from lower markdowns of approximately 350 basis points, the leveraging of occupancy, buying, production and design costs of approximately 160 basis points and a higher initial markup of approximately 90 basis points, partially offset by higher distribution costs of approximately 30 basis points, resulting primarily from our new distribution center in Fort Payne, Alabama.

Selling, general and administrative expenses decreased $3.9 million to $105.9 million during the Second Quarter 2008 from $109.9 million during the Second Quarter 2007. As a percentage of net sales, selling, general and administrative expenses decreased approximately 650 basis points to 31.3% of net sales during the Second Quarter 2008 from 37.8% of net sales during the Second Quarter 2007. Our decrease in selling, general and administrative expenses benefited from the following items, which we consider to be unusual:

•                 Transition service income, net of variable expenses approximated 160 basis points and was approximately $5.4 million;

•                 A sale of a store lease approximated 70 basis points and represented income of approximately $2.3 million;

•                 Lower professional fees incurred during the Second Quarter 2008 of approximately 10 basis points, or approximately $0.1 million lower than the Second Quarter 2007. During the Second Quarter 2008, professional fees of approximately $1.7 million were incurred related to our restructuring and the stock option investigation compared to approximately $1.8 million in professional fees incurred during the Second Quarter 2007 related to the stock option investigation; and

•                 Non-cash equity compensation expense incurred in the Second Quarter 2007, that approximated 60 basis points and approximated $1.7 million, associated with option terms that were extended due to the suspension of option exercises.

Excluding the effect of the above items, our selling, general and administrative expenses increased approximately $5.6 million during the Second Quarter 2008. Excluding the effect of the above items, as a percentage of net sales, selling, general and administrative expenses decreased approximately 350 basis points to 33.1% of net sales during the Second Quarter 2008 from 36.6% of net sales during the Second Quarter 2007. Our decrease in selling, general and administrative expenses in the Second Quarter 2008, as a percentage of net sales, which resulted primarily from the leveraging of:

•                 Payroll costs which were favorable approximately 200 basis points, but were approximately $2.4 million higher than the Second Quarter 2007;

•                 Marketing expenses which were favorable approximately 150 basis points and were approximately $3.1 million lower in the Second Quarter 2008, due to a shift of marketing spend from the Second Quarter 2008 to later in fiscal 2008;

•                 Store opening and remodel costs which were favorable approximately 70 basis points, or approximately $1.6 million, reflecting fewer new store openings in the Second Quarter 2008 and the timing of our 2008 new store openings which are planned for the second half of fiscal 2008; and

•                 Store expenses which were favorable approximately 70 basis points, but were approximately $0.3 million higher than the Second Quarter 2007.

These decreases were partially offset by higher bonus and equity compensation expenses, which were unfavorable approximately 150 basis points and were approximately $5.0 million higher than the Second Quarter 2007.

Depreciation and amortization amounted to $17.7 million, or 5.2% of net sales, during the Second Quarter 2008, compared to $15.2 million, or 5.2% of net sales, during the Second Quarter 2007. Depreciation expense increased $2.5 million during the Second Quarter 2008 due primarily to our new stores and our distribution centers, particularly our new distribution center in Fort Payne, Alabama.

Interest expense, net amounted to $0.4 million, or 0.1% of net sales, during the Second Quarter 2008, compared to interest income, net of $0.4 million, or 0.1% of net sales, during the Second Quarter 2007. During the Second Quarter 2008, we utilized our credit facility to support our working capital needs until we repaid our credit facility on July 31, 2008 with the proceeds from our new term loan. In the Second Quarter 2007, we recorded interest income, net due to a higher net cash investment position and the capitalization of interest related to our construction projects.

Our provision for income taxes from continuing operations was $1.8 million during the Second Quarter 2008 compared to a benefit from income taxes of $11.3 million during the Second Quarter 2007. Our provision for income taxes increased during the Second Quarter 2008 as a result of our pre-tax earnings in the Second Quarter 2008 compared to a pre-tax loss during the Second Quarter 2007. Our effective tax rate was 39.5% and 36.4% during the Second Quarter 2008 and the Second Quarter 2007, respectively. The increase in our effective tax rate in the Second Quarter 2008 reflects that we are no longer permanently invested in certain of our Asian subsidiaries and we are required to provide U.S. taxes on our earnings in Asia.

Loss from discontinued operations, net of taxes was $2.7 million in the Second Quarter 2008 compared to a loss from discontinued operations, net of taxes of $8.3 million in the Second Quarter 2007. During the Second Quarter 2008, our loss from discontinued operations, before taxes was approximately $4.4 million, compared to a loss from discontinued operations, before taxes of approximately $13.0 million during the Second Quarter 2007. During the Second Quarter 2008, our loss from discontinued operations primarily reflects restructuring charges, primarily comprised of professional fees, of $2.5 million incurred by the Hoop estate and adjustments to accrued expenses, partially offset by interest income received on the proceeds for the Private Sale. During the Second Quarter 2007, our loss from discontinued operations reflects the operational results of the Disney Store business, adjusted for our historical allocation of shared services and charged with the administrative and distribution expenses that were attributable to the Disney Stores.

We reported break even net income during the Second Quarter 2008 compared to a net loss of $28.1 million during the Second Quarter 2007, due to the factors discussed above.

Twenty-Six Weeks Ended August 2, 2008 Compared to Twenty-Six Weeks Ended August 4, 2007

Net sales increased by $91.7 million, or 14% to $738.2 million during the twenty-six weeks ended August 2, 2008 from $646.5 million during the twenty-six weeks ended August 4, 2007. Our sales increase during the twenty-six weeks ended August 2, 2008 resulted from a comparable store sales increase of 7%, which accounted for $40.7 million of our sales increase, a $52.1 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores, and our ecommerce business, partially offset by the impact of closed stores which represented $1.1 million. During the twenty-six weeks ended August 4, 2007, our comparable store sales increased 1%. During the twenty-six weeks ended August 2, 2008, we opened three The Children’s Place stores and closed five The Children’s Place stores.

Our 7% comparable store sales increase for The Children’s Place business was primarily the result of a 5% increase in the number of comparable store sales transactions and a 2% increase in our dollar transaction size. During the twenty-six weeks ended August 2, 2008, comparable same store sales increased in all geographical regions, departments and store types.

Gross profit increased by $54.2 million to $299.6 million during the twenty-six weeks ended August 2, 2008 from $245.4 million during the twenty-six weeks ended August 4, 2007. As a percentage of net sales, gross profit increased approximately 260 basis points to 40.6% of net sales during the twenty-six weeks ended August 2, 2008 from 38.0% of net sales during the twenty-six weeks ended August 4, 2007. The increase in consolidated gross profit, as a percentage of net sales, resulted primarily from lower markdowns of approximately 190 basis points, the leveraging of occupancy, buying, production and design costs of approximately 100 basis points and a higher initial markup of approximately 10 basis points, partially offset by higher distribution costs of approximately 40 basis points, resulting primarily from our new distribution center in Fort Payne, Alabama.

Selling, general and administrative expenses increased $7.7 million to $225.3 million during the twenty-six weeks ended August 2, 2008 from $217.6 million during the twenty-six weeks ended August 4, 2007. As a percentage of net sales, selling, general and administrative expenses decreased approximately 320 basis points to 30.5% of net sales during the twenty-six weeks ended August 2, 2008 from 33.7% of net sales during the twenty-six weeks ended August 4, 2007. Our increase in selling, general and administrative expenses benefited from the following items, which we consider to be unusual:

•                  Transition service income, net of variable expenses approximated 70 basis points and was approximately $5.4 million;

•                  A sale of a store lease approximated 30 basis points and represented income of approximately $2.3 million; and

•                  Non-cash equity compensation expense incurred in the twenty-six weeks ended August 4, 2007, that approximated 30 basis points and approximated $1.8 million, associated with option terms that were extended due to the suspension of option exercises.

Excluding the effect of the above items, our selling, general and administrative expenses increased approximately $17.2 million during the twenty-six weeks ended August 2, 2008. Excluding the effect of the above items, as a percentage of net sales, selling, general and administrative expenses decreased approximately 180 basis points to 31.6% of net sales during the twenty-six weeks ended August 2, 2008 from 33.4% of net sales during the twenty-six weeks ended August 4, 2007. Our decrease in selling, general and administrative expenses in the twenty-six weeks ended August 2, 2008, as a percentage of net sales, which resulted primarily from the leveraging of:

•                  Payroll costs which were favorable approximately 120 basis points, but were approximately $4.4 million higher than the twenty-six weeks ended August 4, 2007;

•                  Marketing expenses which were favorable approximately 150 basis points and were approximately $2.7 million lower than during the twenty-six weeks ended August 4, 2007, due to a shift of marketing spend to the second half of fiscal 2008; and

•                  Store opening and remodel costs which were favorable approximately 60 basis points, or approximately $3.4 million lower than the twenty-six weeks ended August 4, 2007, reflecting fewer new store openings in the twenty-six weeks ended August 2, 2008.

These decreases were partially offset by:

•                  Higher bonus and equity compensation expenses, which were unfavorable approximately 80 basis points and were approximately $6.8 million higher than the twenty-six weeks ended August 4, 2007;

•                  Higher consulting, legal and information technology fees which were unfavorable approximately 50 basis points and were approximately $4.6 million higher than the twenty-six weeks ended August 4, 2007; and

•                  Impact of exchange rate, which was unfavorable approximately 30 basis points and was unfavorable approximately $1.8 million to the twenty-six weeks ended August 4, 2007.

Depreciation and amortization amounted to $35.4 million, or 4.8% of net sales, during the twenty-six weeks ended August 2, 2008, compared to $29.8 million, or 4.6% of net sales, during the twenty-six weeks ended August 4, 2007. Depreciation expense increased $5.6 million during the twenty-six weeks ended August 2, 2008 due primarily to our new stores and our distribution centers, particularly our new distribution center in Fort Payne, Alabama.

Interest expense, net amounted to $0.9 million, or 0.1% of net sales, during the twenty-six weeks ended August 2, 2008, compared to interest income of $1.4 million, or 0.2% of net sales, during the twenty-six weeks ended August 4, 2007. During the twenty-six weeks ended August 2, 2008, we were borrowing under our credit facility to support our working capital needs compared to a net cash investment position for most of the twenty-six weeks ended August 4, 2007, as well as the capitalization of interest related to our construction projects.

Loss from discontinued operations, net of taxes was $2.6 million in the twenty-six weeks ended August 2, 2008 compared to $12.6 million in the twenty-six weeks ended August 4, 2007. During the twenty-six weeks ended August 2, 2008, our loss from discontinued operations, before taxes was approximately $4.3 million, compared to a loss from discontinued operations, before taxes of approximately $19.6 million during the twenty-six weeks ended August 4, 2007. Our loss before taxes during the twenty-six weeks ended August 2, 2008 contained approximately $16.0 million in professional, restructuring and severance expenses associated with the Hoop bankruptcy filings. During the twenty-six weeks ended August 2, 2008, we also recorded a gain on the disposal of the Disney Store business of approximately $23.1 million, before taxes. We recorded a gain primarily as a result of the write-off of certain non-cash liabilities, such as deferred royalties and rent liabilities. During the twenty-six weeks ended August 2, 2008, interest expense from discontinued operations includes approximately $0.7 million in fees related to the termination of the Hoop credit facility and the establishment of a credit facility as a debtor-in-possession.

Our provision for income taxes from continuing operations was $15.9 million and $0.2 million during the twenty-six weeks ended August 2, 2008 and the twenty-six weeks ended August 4, 2007, respectively. Our provision for income taxes increased during the twenty-six weeks ended August 2, 2008 as a result of higher pre-tax earnings in the twenty-six weeks ended August 2, 2008 compared to the twenty-six weeks ended August 4, 2007. Our effective tax rate was 41.8% and (38.0%) during the twenty-six weeks ended August 2, 2008 and the twenty-six weeks ended August 4, 2007, respectively. The effective tax rate in the twenty-six weeks ended August 2, 2008 reflects that we are no longer permanently invested in certain of our Asian subsidiaries and we are required to provide U.S. taxes on our earnings in Asia. The negative effective tax rate in the twenty-six weeks ended August 4, 2007 reflects certain discrete charges along with a minimal pre tax loss.

Net income in the twenty-six weeks ended August 2, 2008 was $19.5 million, compared to a net loss in the twenty-six weeks ended August 4, 2007 of $13.4 million. The increase in net earnings is due to the factors discussed above.

 LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

Our working capital needs follow a seasonal pattern, peaking during the second and third quarters when inventory is purchased for the back-to-school and holiday selling seasons. Our primary uses of cash are the financing of new store openings and providing working capital, principally used for inventory purchases. As of August 2, 2008, we had no short-term borrowings under our credit facility and had $85 million in borrowings under a new five year term loan which we entered into during the Second Quarter 2008. During the Second Quarter 2008, we also replaced our credit facility, the 2007 Amended Loan Agreement, with the 2008 Credit Agreement (as defined below), which provides for borrowings up to $200 million, to increase our liquidity. We expect to be able to meet our capital requirements principally by using the proceeds from our term loan, cash flows from operations and seasonal borrowings under our credit facility. During the first half of fiscal 2008, we have conserved our capital resources through lower capital expenditures and the timing of our capital projects which are planned for the second half of the year. Of the $50 million that we estimate in costs to wind down the Disney Store business, approximately eighty percent has been paid during the twenty-six weeks ended August 2, 2008. (See “—Estimated Costs to Exit the Disney Store Business” below for additional information regarding these costs). Under the terms of the Note Purchase Agreement, we are required to make mandatory prepayments if annual cash flows are in excess of defined thresholds for each fiscal year. This is likely to result in the payment of approximately $30 million in the first half of fiscal 2009.

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

During the twenty six weeks ended August 2, 2008, we have disbursed approximately eighty percent of our estimated exit costs.

2008 Credit Agreement

On July 31, 2008, we replaced the 2007 Amended Loan Agreement and Letter of Credit Agreement with the 2008 Credit Agreement. The following section outlines the key terms of the 2008 Credit Agreement.

On July 31, 2008, we, together with certain of our domestic subsidiaries, entered into a credit agreement (the “2008 Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JP Morgan Chase Bank, N.A. (collectively, the “Lenders”).

The 2008 Credit Agreement consists of a $200 million asset based revolving credit facility, which includes a $175 million letter of credit sub-facility. Amounts outstanding under the 2008 Credit Agreement bear interest, at our option, at:

(i)                                     the prime rate; or

(ii)                                  LIBOR plus a margin of 1.50% to 2.00% based on the amount of our average excess availability under the facility.

In addition, an unused line fee of 0.25% will accrue on the unused portion of the commitments under the facility. Letter of credit fees range from 0.75% to 1.25% for commercial letters of credit and range from 1.50% to 2.00% for standby letters of credit. Letter of credit fees are determined based on the level of availability under the 2008 Credit Agreement and accrue on the undrawn amount of such outstanding letters of credit, respectively. The 2008 Credit Agreement will mature on July 31, 2013. The amount that could be borrowed under the 2008 Credit Agreement at any time depends on our levels of inventory and accounts receivable at such time.

The outstanding obligations under the 2008 Credit Agreement may be accelerated after the occurrence of (and, if applicable, the expiration of the cure period) certain events, including, among others, breach of covenants, the institution of insolvency proceedings, certain defaults under certain other indebtedness and a change of control. Should the maturity of the 2008 Credit Agreement be accelerated for any reason, we would be responsible for an early termination fee in the amount of (i) 0.50% of the revolving credit facility ceiling then in effect within the first year of the term of the facility and (ii) 0.25% of the revolving credit facility ceiling then in effect within the second year of the term of the facility. No early termination fee would be incurred after the completion of the second year of the term of the facility.

The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures and limitations on the payment of dividends or similar payments. Credit extended under the 2008 Credit Agreement is secured by a first or second priority security interest in substantially all of the Company’s assets and substantially all of the assets of its domestic subsidiaries.

As of August 2, 2008, we had no outstanding borrowings under the 2008 Credit Agreement and had $33.9 million in commercial letters of credit outstanding and $14.6 million in standby letters of credit outstanding. Availability under the 2008 Credit Agreement was $114.5 million at August 2, 2008. We capitalized approximately $1.6 million in deferred financing costs related to the institution of the 2008 Credit Agreement, which will be amortized on a straight line basis over the term of the 2008 Credit Agreement.

Note Purchase Agreement

On July 31, 2008, concurrently with the execution of the 2008 Credit Agreement, we, together with certain of our domestic subsidiaries entered into an $85 million term loan (the “Note Purchase Agreement”) with Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A. (collectively, the “Note Purchasers”), together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agents.

Under the Note Purchase Agreement, we issued $85 million of secured notes (the “Notes”) with no amortization with a single payment of principal due on the maturity date, July 31, 2013. Amounts outstanding under the Note Purchase Agreement bear interest at LIBOR, with a floor of 3.00%, plus a margin between 8.50% and 9.75% depending on the Company’s leverage ratio. As of August 2, 2007, the interest rate on the Note Purchase Agreement was 11.50%.

The outstanding obligations under the Note Purchase Agreement may be accelerated after the occurrence of (and, if applicable, the expiration of the cure period) certain events, including, among others, breach of covenants, certain defaults under certain other indebtedness, the institution of insolvency proceedings and a material adverse effect.  The Company is also required to make mandatory prepayments if a change of control occurs, if it receives cash in excess of certain defined thresholds for the sale of assets or other defined events, if it issues equity or other debt securities, or if annual cash flows are in excess of defined thresholds for each fiscal year. In addition, the outstanding obligations under the Note Purchase Agreement may be prepaid at any time at the discretion of the Company. For all prepayments types (including any made as a result of acceleration) except those relating to excess cash flows in a fiscal year and certain extraordinary receipts, the Company would be responsible for an early termination fee in the amount of (i) 2.00% of the aggregate principal amount of the Notes then prepaid within the first year of the term of the facility and (ii) 1.50% of the aggregate principal amount of the Notes then prepaid within the second year of the term of the facility. No early termination fee would be incurred after the completion of the second year of the term of the facility. Based on the Company’s estimated cash flow for fiscal year 2008, a prepayment of $30 million is expected to be made in the first half of fiscal 2009. Accordingly, $30 million of the Notes are classified as current on the Company’s condensed consolidated balance sheet at August 2, 2008.

The Note Purchase Agreement contains covenants, which include limitations on annual capital expenditures, a minimum EBITDA, a maximum leverage ratio, a minimum fixed charge coverage ratio and limitations on the payment of dividends or similar payments. Our obligations under the Note Purchase Agreement are secured by a first or second priority security interest in substantially all of our assets and substantially all of the assets of our domestic subsidiaries.

On July 31, 2008, the proceeds from the Note Purchase Agreement were used in part to repay in full our outstanding obligations under the 2007 Amended Loan Agreement and the Letter of Credit Agreement. There were no prepayment penalties associated with this repayment. Upon receipt by Wells Fargo of this repayment, the 2007 Amended Loan Agreement, the Letter of Credit Agreement and the related guaranty and collateral agreements were terminated and the associated liens were released.

The Company capitalized approximately $2.2 million in deferred financing costs related to the institution of the Note Purchase Agreement, which will be amortized on a straight line basis over the term of the Note Purchase Agreement.

Cash Flows/Capital Expenditures

During the twenty-six weeks ended August 2, 2008, cash flows provided by operating activities were $111.1 million compared to $82.6 million in cash flows used by operating activities in the twenty-six weeks ended August 4, 2007.

Cash provided by operating activities of continuing operations were $87.9 million in the twenty-six weeks ended August 2, 2008 compared to $39.5 million in cash flows used by operating activities of continuing operations in the twenty-six weeks ended August 4, 2007. During the twenty-six weeks ended August 2, 2008, operating activities of continuing operations included a net tax refund of $4.0 million compared to $38.8 million in taxes paid during the twenty-six weeks ended August 4, 2007. During the twenty-six weeks ended August 2, 2008, we reported income from continuing operations of $22.2 million compared to a net loss of $0.7 million in the twenty-six weeks ended August 4, 2007. In the twenty-six weeks ended August 2, 2008, cash flows provided by operating activities of continuing operations were also favorably impacted by a lower seasonal build-up of inventory, increases in our accounts payable, partially offset by a higher intercompany balance with Hoop.

Cash provided by operating activities of discontinued operations was $23.2 million in the twenty-six weeks ended August 2, 2008 compared to cash used by operating activities of discontinued operations of $43.1 million in the twenty-six weeks ended August 4, 2007. The increase in cash provided by operating activities of discontinued operations in the twenty-six weeks ended August 2, 2008 reflects the Private Sale of Hoop’s assets, the elimination of prepayments and reduced payments of liabilities (including intercompany liabilities) due to the Filings. During the twenty-six weeks ended August 4, 2007, cash used by operating activities was primarily due to Hoop’s net loss, the seasonal build-up of inventory and the payment of intercompany balances, partially offset by an increase in accounts payable.

Cash flows used in investing activities were $40.0 million in the twenty-six weeks ended August 2, 2008 compared to $25.8 million during the twenty-six weeks ended August 4, 2007.

Cash flows used in investing activities of continuing operations were $16.2 million and $48.9 million in the twenty-six weeks ended August 2, 2008 and the twenty-six weeks ended August 4, 2007, respectively. During the twenty-six weeks ended August 2, 2008, our lower cash flows used in investing activities of continuing operations reflect lower capital expenditures as well as proceeds from the sale of a store lease. During the twenty-six weeks ended August 4, 2007, cash flows used in investing activities on capital expenditures were partially offset by a net sale of short-term investments. The number of new store openings has a significant impact on our cash flows used in investing activities. During the twenty-six weeks ended August 2, 2008, we opened three stores compared to 22 new store openings in the twenty-six weeks ended August 4, 2007. Additionally, capital expenditures in the twenty-six weeks ended August 4, 2007 reflected expenditures made for our new distribution center in Fort Payne, Alabama, which was completed at the end of the second quarter of fiscal 2007, and the Emerson office facility. We decided not to proceed with the Emerson office facility and fully impaired it in the fourth quarter of fiscal 2007.

Cash flows used in investing activities of discontinued operations were $23.7 million in the twenty-six weeks ended August 4, 2008 compared to cash provided by investing activities of $23.1 million in the twenty-six weeks ended August 4, 2007. During the twenty-six weeks ended August 2, 2008, cash flows provided by investing activities of discontinued operations reflected the restriction of all cash to settle liabilities in bankruptcy and payments of capital expenditures, partially offset by the proceeds from the Private Sale. During the twenty-six weeks ended August 4, 2007, cash flows provided by investing activities of discontinued operations reflected a $28.3 million net sale of short term investments, partially offset by $5.2 million in capital expenditures.

Cash flows used in financing activities were $4.8 million in the twenty-six weeks ended August 2, 2008 compared to $72.2 million provided by financing activities in the twenty-six weeks ended August 4, 2007.

Cash flows provided by financing activities of continuing operations were $7.0 million during the twenty-six weeks ended August 2, 2008 compared to $72.2 million during the twenty-six weeks ended August 4, 2007. In the twenty-six weeks ended August 2, 2008, cash flows provided by financing activities of continuing operations reflected proceeds received from the Note Purchase Agreement and the exercise of stock options partially offset by net repayments under our credit facility, a capital contribution to our subsidiary in bankruptcy and deferred financing costs associated with Note Purchase Agreement. During the twenty-six weeks ended August 4, 2007, cash flows provided by financing activities reflected net borrowings under our credit facility. In the twenty-six weeks ended August 4, 2007, there were no stock option exercises due to the suspension of trading activity due to the Company’s stock option investigation.

During the twenty-six weeks ended August 2, 2008, cash flows used in financing activities of discontinued operations reflected the net repayment of the DIP Credit Facility and deferred financing fees paid to terminate the Amended Hoop Loan Agreement and to establish the DIP Credit Facility, partially offset by the capital contribution from the parent company. During the twenty-six weeks ended August 4, 2007, there were no net cash flows generated by the financing activities of discontinued operations.

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

Our ability to meet our capital requirements in fiscal 2008 will depend on our ability to generate cash flows from operations and seasonal borrowings under our credit facilities. Cash flow generated from operations will depend on our ability to achieve our financial plans. We believe that the proceeds from our Note Purchase Agreement, cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months.

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

The Company’s revolving credit facility with Wells Fargo provides a source of financing for its working capital requirements. The Company’s revolving credit facility bears interest at the Company’s option at either a floating rate equal to the prime rate or a floating rate equal to the prime rate plus a pre-determined spread. As a result, the Company’s interest expense is subject to fluctuations in the prime rate and LIBOR rate. As of August 2, 2008, the Company had no borrowings outstanding under its revolving credit facility.  Refer to Note 7—Credit Facilities in the accompanying condensed consolidated financial statements for a discussion of the facility.

Additionally, the Company’s interest rate under its $85 million term loan with Sankaty is subject to fluctuations in LIBOR. The Company’s term loan bears interest at LIBOR, with a floor of 3.00% and a margin between 8.50% and 9.75%, depending on the Company’s leverage ratio. As of August 2, 2008, the interest rate under the term loan was 11.50%. Under the terms of this term loan, the Company is required to make mandatory prepayments if it receives cash in excess of certain defined thresholds for the sale of assets or other defined events, if it issues equity or other debt securities, or if annual cash flows are in excess of defined thresholds for each fiscal year. Based on the Company’s estimated cash flow for fiscal year 2008, a prepayment of approximately $30 million is expected to be made in the first half of fiscal 2009.

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. The Company’s investments in its Canadian subsidiaries are considered long-term. However, the Company is not deemed to be permanently invested in its Hong Kong subsidiary. The Company has not hedged these net investments and as of August 2, 2008, the Company is not a party to any derivative financial instruments.

As of August 2, 2008, the Company had approximately $61.3 million of its cash and investments held in foreign countries, of which approximately $33.2 million was in Canada and approximately $28.1 million in Asia. While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country. Consequently, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company’s financial position or results of operations.

In addition to the Company’s Asian operations, the Company has a growing business in Canada. While currency rates with the Canadian dollar have generally moved in the Company’s favor, currency rates in the twenty–six weeks ended August 2, 2008 moved against the Company. Foreign currency fluctuations could have a material adverse effect on our business and results of operation.

Item 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our Interim Chief Executive Officer and our Executive Vice President—Finance and Administration) and our principal financial officer (our Executive Vice President - Finance and Administration), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 2, 2008. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of August 2, 2008 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

The Company’s management, including our principal executive officers (our Interim Chief Executive Officer and our Executive Vice President—Finance and Administration), does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

 There have been no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 During the twenty-six weeks ended August 2, 2008, we exited Disney Store operations and Disney Store business has been classified as discontinued operations in accordance with the generally accepted accounting principles (“GAAP’’). This change had no material impact on our internal controls over financial reporting.

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

On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of the Board of Directors and certain current and former senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of our current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Exchange Act and common law, (iv) caused the Company to issue false and misleading public statements and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint sought money damages, an accounting by the defendants for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The plaintiff filed amended complaints adding, among other things, a claim for securities fraud under SEC rule 10b-5 and additional defendants and claims. In May 2008, the parties entered into a stipulation settlement to resolve this action, which settlement was approved by the court on July 21, 2008. The only monetary portion of the settlement was to pay $0.7 million of attorneys’ fees and reimbursement of expenses to plaintiffs’ counsel. The majority of this cost was covered by the Company’s insurance.

On September 21, 2007 a second stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain of its current and former senior executives. The complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that subsequent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks monetary damages plus interest as well as costs and disbursements of the lawsuit. On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives. This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. According to this complaint, subsequent disclosures establish the misleading nature of these earlier disclosures. This complaint seeks, among other relief, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees. These two actions have been consolidated and the plaintiff filed a consolidated amended class action complaint on February 28, 2008. The Company’s motion to dismiss was denied by the court on July 18, 2008. The outcome of this litigation is uncertain. While we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract our management and directors from the Company’s affairs, the costs and expenses of the litigation could unfavorably affect our net earnings, and an unfavorable outcome could adversely affect the reputation of the Company.

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores, LLC in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Ms. Fong and other individuals similarly situated. We filed our answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant. We believe we have meritorious defenses to the claims. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day. The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims, we cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                The Company’s Annual Meeting of Stockholders was held on June 27, 2008.  The following matters were voted on by the stockholders:

1.                                       Election of six Directors.  Robert Fisch, Louis Lipschitz and Stanley Silverstein were elected to the Company’s Board as Class I Directors for a term expiring in 2010.  The results of the voting were as follows for Mr. Fisch: 20,727,646 votes in favor of Mr. Fisch and 5,983,670 votes withheld.  The results of the voting were as follows for Mr. Lipschitz:  25,655,842 votes in favor of Mr. Lipschitz and 1,055,474 votes withheld.  The results of the voting were as follows for Mr. Silverstein:  22,551,666 votes in favor of Mr. Silverstein and 4,159,650 votes withheld.  Joseph Alutto, Charles Crovitz and Ezra Dabah were elected to the Company’s Board as Class II Directors for a term expiring in 2011. The results of the voting were as follows for Mr. Alutto:  26,594,338 votes in favor of Mr. Alutto and 116,978 votes withheld.  The results of the voting were as follows for Mr. Crovitz:  20,879,669 votes in favor of Mr. Crovitz and 5,831,647 votes withheld.  The results of the voting were as follows for Mr. Dabah:  22,053,509 votes in favor of Mr. Dabah and 4,657,807 withheld.  A vote for a director could have been cast for the director or withheld.

Abstentions and broker non-votes were not considered.  Continuing Class III directors, whose terms will expire in 2009, are Malcolm Elvey and Sally Frame Kasaks.

2.                                       Ratification of BDO Seidman LLP as the independent registered public accounting firm of the Company for the fiscal year ending January 31, 2009.  The results of the votes were as follows:  26,644,101 votes in favor, 46,358 votes against, and 20,856 votes abstaining.  Broker non-votes were not considered.

3.                                       Approval of our Annual Management Incentive Bonus Plan.  The results of the voting were as follows:  22,828,397 votes in favor, 142,548 votes against, 781,446 votes abstaining and 2,958,925 broker non-votes.

4.                                       Approval of an amendment to our Certificate of Incorporation to provide for majority voting in director elections.  The results of the voting were as follows:  26,539,886 votes in favor, 146,627 votes against, and 24,802 votes abstaining.

5.                                       Approval of an amendment to our Amended and Restated 2005 Equity Incentive Plan regarding non-employee director compensation.  The results of the voting were as follows:  20,988,988 votes in favor, 1,979,971 votes against, 783,432 votes abstaining and 2,958,925 broker non-votes.

6.                                       Approval of an amendment to our Amended and Restated 2005 Equity Incentive Plan limiting awards that can be made to a participant in any one year.  The results of the voting were as follows:  22,112,684 votes in favor, 858,661 votes against, 781,046 votes abstaining and 2,958,925 broker non-votes.

Item 6.        Exhibits.

Exhibits

Exhibit No.	Description of Document

10.5(+)	Amended and Restated Certificate of Incorporation, dated July 29, 2008.

10.6(+)	Second Amended and Restated Bylaws as of June 27, 2008.

10.7(+)	Form of Indemnity Agreement, dated as of June 27, 2008, between the Company and certain members of Management and its Board of Directors.

10.8(+)

Credit Agreement dated, as of July 31, 2008, among the Company, as lead borrower, certain of its subsidiaries, as borrowers and as guarantors, Wells Fargo Retail Finance, LLC, as administrative agent, collateral agent and swing line lender, and Bank of America, N.A., JP Morgan Chase, N.A., and HSBC Business Credit (USA) Inc., as lenders.

10.9(+)

Note Purchase Agreement, dated as of July 31, 2008, among the Company, as issuer, and certain of its subsidiaries as guarantors, The Note Purchasers, Sankaty Advisors, LLC, as collateral agent and Crystal Capital Fund Management, L.P., as syndication agent.

31.1(+)	Certificate of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2(+)	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(+)	Press Release issued by the Company on July 10, 2008 reporting June 2008 sales results.

99.2(+)	Press Release issued by the Company on August 10, 2008 reporting July 2008 sales results.

(+) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE
RETAIL STORES, INC.

Date: September 9, 2008	By:	/S/ CHARLES CROVITZ
CHARLES CROVITZ
Interim Chief Executive Officer
(A Principal Executive Officer)

Date: September 9, 2008	By:	/S/ SUSAN RILEY
SUSAN RILEY
Executive Vice President, Finance and Administration

(A Principal Executive Officer and
Principal Financial Officer)