Form 10-Q
period 2008-11-01
CHILDRENS PLACE RETAIL STORES INC
filed 2008-12-09
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

Yes ☐   No ☒

 The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of December 5, 2008 was 29,378,535 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 1, 2008

PART I.     FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(unaudited)		(unaudited)
	November 1,	February 2,	November 3,
	2008	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$185,980	$81,626	$108,291
Accounts receivable	24,213	41,143	43,686
Inventories	232,776	196,606	263,301
Prepaid expenses and other current assets	81,460	67,589	79,499
Deferred income taxes	22,758	25,321	17,504
Restricted assets in bankruptcy estate of subsidiary	78,971	—	—
Assets held for sale	—	98,591	135,312
Total current assets	626,158	510,876	647,593
Long-term assets:
Property and equipment, net	336,921	354,141	374,432
Deferred income taxes	76,932	125,292	82,073
Other assets	6,298	3,065	2,509
Assets held for sale	—	4,163	76,065
Total assets	$1,046,309	$997,537	$1,182,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$—	$88,976	$108,886
Short-term portion of term loan	30,000	—	—
Accounts payable	79,913	80,807	163,934
Income taxes payable	8,448	3,845	15,362
Accrued expenses, interest, and other current liabilities	114,731	136,867	151,240
Liabilities of bankruptcy estate of subsidiary	107,767	—	—
Total current liabilities	340,859	310,495	439,422
Long-term liabilities:
Deferred rent liabilities	107,349	136,708	134,928
Deferred royalty	—	42,988	43,436
Other tax liabilities	23,024	23,520	22,065
Long-term portion of term loan	55,000	—	—
Other long-term liabilities	10,611	11,593	6,988
Total liabilities	536,843	525,304	646,839
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at November 1, 2008, February 2, 2008, and November 3, 2007	—	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 29,377,783, 29,139,664 and 29,083,916 issued and outstanding at November 1, 2008, February 2, 2008, and November 3, 2007, respectively	2,938	2,914	2,909
Additional paid-in capital	204,912	195,591	194,348
Accumulated other comprehensive (loss) income	(1,764)	13,934	20,289
Retained earnings	303,380	259,794	318,287
Total stockholders’ equity	509,466	472,233	535,833
Total liabilities and stockholders’ equity	$1,046,309	$997,537	$1,182,672

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	$450,623	$430,572	$1,188,864	$1,077,065
Cost of sales	254,239	258,251	692,839	659,326

Gross profit	196,384	172,321	496,025	417,739

Selling, general and administrative expenses	126,716	131,004	351,919	347,998
Asset impairment charges	954	947	1,081	1,582
Depreciation and amortization	17,791	17,063	53,152	46,814

Operating income	50,923	23,307	89,873	21,345
Interest (expense) income, net	(1,912)	(796)	(2,803)	632

Income from continuing operations before income taxes	49,011	22,511	87,070	21,977
Provision for income taxes	20,563	7,586	36,466	7,789

Income from continuing operations	28,448	14,925	50,604	14,188
Loss from discontinued operations, net of income taxes	(4,391)	(2,622)	(7,018)	(15,262)
Net income (loss)	$24,057	$12,303	$43,586	$(1,074)

Basic earnings (loss) per share amounts (1)
Income from continuing operations	$0.97	$0.51	$1.73	$0.49
Loss from discontinued operations	(0.15)	(0.09)	(0.24)	(0.52)
Net income (loss)	$0.82	$0.42	$1.49	$(0.04)
Basic weighted average common share outstanding	29,364	29,084	29,173	29,084

Diluted earnings (loss) per share amounts (1)
Income from continuing operations	$0.96	$0.51	$1.72	$0.48
Loss from discontinued operations	(0.15)	(0.09)	(0.24)	(0.51)
Net income (loss)	$0.81	$0.42	$1.48	$(0.04)
Diluted weighted average common share outstanding	29,726	29,357	29,444	29,766

(1) Table may not add due to rounding

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,586	$(1,074)
Less loss from discontinued operations	(7,018)	(15,262)
Income from continuing operations	50,604	14,188
Reconciliation of net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	53,152	46,814
Other amortization	477	211
(Gain) loss on disposal of property and equipment	(1,343)	1,056
Asset impairment charges	1,081	1,582
Stock-based compensation	5,324	3,018
Deferred taxes	49,306	(8,725)
Deferred rent expense and lease incentives	(12,115)	(10,642)
Changes in operating assets and liabilities:
Accounts receivable	7,907	(9,650)
Inventories	(41,155)	(87,855)
Prepaid expenses and other current assets	(643)	(4,005)
Other assets	(194)	(132)
Accounts payable	53,602	42,887
Accrued expenses, interest and other current liabilities	18,372	8,321
Intercompany (discontinued operations)	(21,200)	27,139
Income taxes payable, net of prepayments	(20,904)	(35,150)
Deferred rent liabilities	10,465	18,834
Other liabilities	(663)	5,049
Total adjustments	101,469	(1,248)
Net cash provided by operating activities of continuing operations	152,073	12,940
Net cash provided by (used in) operating activities of discontinued operations	20,410	(49,120)
Net cash provided by (used in) operating activities	172,483	(36,180)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(39,229)	(144,945)
Cash received for sale of store assets and leases	2,300	—
Purchase of investments	—	(776,405)
Sale of investments	—	823,255
Net cash used in investing activities of continuing operations	(36,929)	(98,095)
Net cash (used in) provided by investing activities of discontinued operations	(19,213)	12,811
Net cash used in investing activities	(56,142)	(85,284)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	691,718	311,568
Repayments under revolving credit facilities	(761,279)	(215,560)
Borrowings under term loan	85,000	—
Exercise of stock options and employee stock purchases	4,725	—
Capital contribution to subsidiary in discontinued operations	(8,250)	—
Deferred financing costs	(3,839)	—
Net cash provided by financing activities of continuing operations	8,075	96,008
Net cash (used in) provided by financing activities of discontinued operations	(11,878)	12,877
Net cash (used in) provided by financing activities	(3,803)	108,885
Effect of exchange rate changes on cash of continuing operations	(6,221)	5,774
Effect of exchange rate changes on cash of discontinued operations	(1,963)	1,080
Effect of exchange rate changes on cash	(8,184)	6,854
Net increase (decrease) in cash and cash equivalents	104,354	(5,725)
Cash and cash equivalents, beginning of year	81,626	114,016
Cash and cash equivalents, end of quarter	$185,980	$108,291

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$4,012	$40,237
Cash paid during the year for interest	4,507	973
Increase (decrease) in accrued purchases of property and equipment, lease acquisition and software costs	3,880	(7,547)
Land received for distribution center	—	1,800

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly The Children’s Place Retail Stores, Inc.’s (the “Company”) consolidated financial position as of November 1, 2008 and November 3, 2007, the results of its consolidated operations for the thirteen weeks and thirty-nine weeks ended November 1, 2008 and November 3 2007, and its consolidated cash flows for the thirty-nine weeks ended November 1, 2008 and November 3, 2007.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 are not necessarily indicative of operating results for a full fiscal year.  The accompanying unaudited condensed consolidated financial statements have classified the Disney Store business (as defined below) as discontinued operations in accordance with U.S. GAAP, reflecting the Company’s exit of the Disney Store business (see Note 2-Discontinued Operations).  Correspondingly, reclassifications have been made to conform to the current year’s presentation.  Also, a reclassification of cash disbursement overdraft balances from accounts payable to cash to the extent a right of offset exists was made to the November 3, 2007 balances, which had the effect of reducing cash and accounts payable by $2.5 million.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 2, 2008 included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2008 to classify the Disney Stores as a discontinued operation.

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

Upon the closing of the Private Sale, affiliates of Disney paid approximately $64 million for the acquired assets of the Disney Store business, subject to a post-closing inventory and asset adjustment.  Approximately $6.0 million of the purchase price is being held in escrow for such true-up purposes.  The Company anticipates finalizing the purchase price by the end of fiscal 2008.  The proceeds received from the Private Sale will be utilized to settle the Hoop Entities’ liabilities as “debtors-in-possession” under the jurisdiction of the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable.  As a “debtor-in-possession,” certain claims against Hoop that existed prior to the Filings are stayed under the jurisdiction of the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable, and are “liabilities subject to compromise” and are reflected in the November 1, 2008 balance sheet within “Liabilities of bankruptcy estate of subsidiary.”

According to the terms of the Private Sale, Hoop transferred 217 Disney Store leases to affiliates of Disney and granted such affiliates the right to operate and wind-down the affairs of the remaining 100 Disney Stores for a specified time period, after which Disney may choose to return such stores to Hoop’s bankruptcy estate for treatment as approved by the relevant bankruptcy court.  Hoop recorded a liability of approximately $19.2 million for the potential settlement of these remaining Disney Stores leases.  As of November 1, 2008, Disney has returned 88 stores to the Hoop Estate.  Additional claims (liabilities subject to compromise) may arise as a result of the rejection of executory contracts, including leases for the stores returned to the Hoop estate, and from the determination by the U.S. Bankruptcy Court or Canadian Bankruptcy Court (or agreed to by Hoop’s creditors) of claims allowed for contingencies and other related amounts.  Claims secured against Hoop’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to petition the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable, for relief from the stay.

During the year ended February 2, 2008, the Company recorded $80.3 million in asset impairment charges related to the Company’s decision to exit the Disney Store business.  In addition, during the year ended February 2, 2008, the Company recorded $6.1 million in costs primarily related to the cancellation of the Disney Store remodeling program.  As a “debtor-in-possession,” Hoop has filed a plan of liquidation and the equivalent under the CCAA (the “Plans”) with the U.S. and

Canadian bankruptcy courts, respectively.  In accordance with such Plans, Hoop will settle its obligations through the distribution of its assets.

In connection with the closing of the Private Sale, Disney’s relevant affiliates released Hoop from its rights and obligations under the License Agreement, as amended by the Refurbishment Amendment and the Guaranty and Commitment Agreement, and any related future liabilities and unlimited claims.  Further, in connection with the Private Sale and the satisfaction of other conditions, Disney and its affiliates released the Company from its obligations under the Guaranty and Commitment Agreement and Refurbishment Amendment.  Separately, the Company entered into a settlement and release of claims with Hoop and its creditors’ committee, which was approved by the U.S. Bankruptcy Court on April 29, 2008.  The Company had agreed to:

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

•                  Pay severance and other employee costs for the Company’s employees servicing Hoop of approximately $7.8 million; and

•                  Pay certain other professional fees and other costs that may be attributed to the Company.

The Disney Store business has been segregated from continuing operations and included in “Discontinued operations, net of taxes” in the condensed consolidated statements of operations.  Since the consummation of the Private Sale on April 30, 2008, Hoop has been in the process of winding down its affairs under the jurisdiction of the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable.  In discontinued operations, the Company has reversed its historical allocation of shared services to the Disney Stores and has charged discontinued operations with the administrative and distribution expenses that were attributable to the Disney Stores.  During the thirteen and thirty-nine weeks ended November 1, 2008, discontinued operations included certain one-time costs related to professional and restructuring fees, asserted claims, and severance and other employee costs.  Discontinued operations for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 were comprised of (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	$—	$157,956	$129,177	$414,623
Cost of sales	—	103,602	93,367	284,438

Gross profit	—	54,354	35,810	130,185

Selling, general and administrative expenses	3,129	53,926	49,556	143,307
Restructuring charges	1,624	—	17,608	—
Depreciation and amortization	—	3,489	—	10,042

Operating loss	(4,753)	(3,061)	(31,354)	(23,164)
Gain (loss) on disposal of assets and liabilities of discontinued operations	(655)	—	22,480	—
Interest (expense) income, net	414	22	(377)	478

Loss before income taxes	(4,994)	(3,039)	(9,251)	(22,686)
Benefit for income taxes	(603)	(417)	(2,233)	(7,424)

Loss from discontinued operations, net of income taxes	$(4,391)	$(2,622)	$(7,018)	$(15,262)

As of November 1, 2008, the assets and liabilities of Hoop have been segregated and have been included in “Restricted assets in bankruptcy estate of subsidiary” and “Liabilities of bankruptcy estate of subsidiary” in the condensed consolidated balance sheet.  They are detailed as follows (in thousands):

November 1, 2008
Restricted assets in bankruptcy estate of subsidiary:
Cash and cash equivalents	$67,741
Accounts receivable	10,395
Prepaid expenses	835
$78,971

Liabilities of bankruptcy estate of subsidiary:
Subject to compromise
Accounts payable - pre-petition	$55,308
Accrued expenses and other current liabilities - pre-petition	39,792
Not subject to compromise
Accounts payable - post-petition	8,510
Accrued expenses and other current liabilities - post-petition	4,157
$107,767

For the condensed consolidated balance sheets as of February 2, 2008 and November 3, 2007, “Assets held for sale” reflect the assets subsequently sold to affiliates of Disney.  They are detailed as follows (in thousands):

	February 2, 2008	November 3, 2007
Current assets held for sale:
Accounts receivable	$4,555	$1,007
Inventories	88,674	129,384
Prepaid expenses and other current assets	5,362	4,921
	$98,591	$135,312

Non-current assets held for sale:
Property and equipment, net	3,317	75,438
Other assets - security deposits	846	627
	$4,163	$76,065

For the condensed consolidated balance sheets as of February 2, 2008 and November 3, 2007, the remaining assets and liabilities of Hoop are included in their respective balance sheet categories and were included in the following asset and liability categories (in thousands):

	February 2, 2008	November 3, 2007

Cash and cash equivalents	$12,644	$10,363
Accounts receivable	8,627	9,405
Prepaid expenses and other current assets	11,214	8,621
Total current assets	32,485	28,389
Other assets	497	1,817
Total assets	$32,982	$30,206

Revolving loan	$19,415	$12,877
Accounts payable	51,795	65,093
Accrued expenses and other current liabilities	41,662	38,717
Total current liabilities	112,872	116,687
Deferred rent liabilities	25,518	22,416
Deferred royalty	42,988	43,436
Other long-term liabilities	1,863	1,877
Total liabilities	$183,241	$184,416

Cash flows from the Company’s discontinued operations were as follows (in thousands):

	Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from discontinued operations	$(7,018)	$(15,262)
Reconciliation of loss from discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	10,042
Deferred financing fees and related amortization	65	153
Gain on disposal of the Disney Store business	(22,480)	—
Loss on disposal of assets	—	954
Stock compensation	297	292
Deferred royalty, net	(368)	(734)
Deferred rent expense and lease incentives	(709)	(403)
Changes in operating assets and liabilities:
Accounts receivable	3,550	925
Inventories	13,048	(58,340)
Prepaid expenses and other current assets	11,026	1,612
Other assets	758	(116)
Accounts payable	13,055	40,399
Accrued expenses, interest and other current liabilities	(13,721)	1,133
Intercompany (continuing operations)	21,200	(27,139)
Income taxes payable, net of prepayments	1,147	(935)
Deferred rent liabilities	569	746
Other liabilities	(9)	(2,447)
Total adjustments	27,428	(33,858)
Net cash provided by (used in) operating activities	20,410	(49,120)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(9,520)	(15,514)
Cash received from sale of Disney Store assets	57,598	—
Restriction of cash	(67,291)	—
Purchase of investments	—	(263,620)
Sale of investments	—	291,945
Net cash (used in) provided by investing activities	(19,213)	12,811
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	160,237	85,358
Repayments under revolving credit facilities	(179,652)	(72,481)
Cash contribution from parent company	8,250	—
Deferred financing fees	(713)	—
Net cash (used in) provided by financing activities	(11,878)	12,877

Effect of exchange rate changes on cash	(1,963)	1,080
Net decrease in cash and cash equivalents	(12,644)	(22,352)
Cash and cash equivalents, beginning of year	12,644	32,715
Cash and cash equivalents, end of quarter	$—	$10,363

3.             STOCK-BASED COMPENSATION

The Company maintains several equity compensation plans under which it grants various forms of equity compensation, including stock options, deferred and restricted stock and performance awards.

The following tables summarize the Company’s equity compensation expense for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 (in thousands):

	Thirteen Weeks Ended November 1, 2008
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense (1)	$—	$177	$(141)	$36
Deferred stock expense	447	1,251	—	1,698
Restricted stock expense	—	314	—	314
Performance award expense	—	350	—	350
Total stock-based compensation expense	$447	$2,092	$(141)	$2,398

	Thirty-nine Weeks Ended November 1, 2008
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$481	$55	$536
Deferred stock expense	694	2,758	242	3,694
Restricted stock expense	—	580	—	580
Performance award expense	—	811	—	811
Total stock-based compensation expense	$694	$4,630	$297	$5,621

	Thirteen Weeks Ended November 3, 2007
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$283	$—	$283
Stock compensation expense related to the issuance of liability awards (2)	—	(26)	(8)	(34)
Expense related to the modification of previously issued stock options, primarily tolling (3)	—	341	—	341
Fair market value adjustments of tolled stock options accounted for as liability awards (3)	(35)	(36)	(3)	(74)
Total stock-based compensation expense	$(35)	$562	$(11)	$516

	Thirty-nine Weeks Ended November 3, 2007
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$895	$—	$895
Stock compensation expense related to the issuance of liability awards (2)	—	139	(26)	113
Expense related to the modification of previously issued stock options, primarily tolling (3)	383	2,369	339	3,091
Fair market value adjustments of tolled stock options accounted for as liability awards (3)	(543)	(225)	(21)	(789)
Total stock-based compensation expense	$(160)	$3,178	$292	$3,310

(1)     Stock option expense of discontinued operations for the thirteen weeks ended November 1, 2008 includes a reversal of expense related to the cancellation of 20,000 shares of unvested stock option awards.

(2)     During fiscal 2006, the Company promised stock options and deferred stock awards for which it was unable to complete the granting process due to the suspension of equity award grants.  Based on the Company’s commitment to honor these grants, a liability was recorded.  In the fourth quarter of fiscal 2007 after the suspension was lifted, these liabilities were converted to equity awards.

(3)     Under the terms of the Company’s equity compensation plans, terminated employees have 90 days from date of termination to exercise their vested options.  Due to the suspension of stock option exercises on September 14,

2006, the Company modified options held by terminated employees to extend their expiration dates until after the date the suspension was lifted (i.e., tolled stock options).  After the suspension was lifted on December 10, 2007, terminated employees had the same number of days to exercise their options as if the suspension had not occurred.  Options that were tolled for employees terminated prior to September 14, 2006 were accounted for as liability awards because the option holders were no longer employees at the time of the modification and because of the Company’s inability to provide shares upon exercise.  These options were reclassified to equity awards after the suspension was lifted.  Options that were tolled for employees terminated after September 14, 2006 were accounted for as equity awards because their options were tolled in conjunction with their termination.

The Company recognized a tax benefit related to stock-based compensation expense of $2.3 million and $1.3 million for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

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

During the thirty-nine weeks ended November 1, 2008, the Company awarded to key members of management: (a) 42,645 deferred stock awards; and (b) performance awards that provide for 42,645 Target Shares (assuming they are earned at 100%).  Changes in the Company’s unvested Performance Awards for the thirty-nine weeks ended November 1, 2008 were as follows:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of year (2)	210	$20.97
Granted	43	31.92
Vested	—	—
Forfeited	(112)	20.97
Unvested performance shares, November 1, 2008	141	$24.28

(1)          The number of unvested performance shares is based on the Participants earning their Target Shares at 100%.  As of November 1, 2008, the Company estimates that Participants will earn 133% of their Target Shares.  The cumulative expense recognized reflects that estimate.

(2)          The performance criteria for the performance awards were established on March 6, 2008.  The beginning balance represents those shares authorized in the fourth quarter of fiscal 2007.

Total unrecognized equity compensation expense related to unvested performance awards approximated $3.7 million as of November 1, 2008, which will be recognized over a weighted average period of approximately 2.3 years.

Stock Option Plans

The Company estimates the fair value of issued stock options using the Black-Scholes option pricing model using certain assumptions for stock price volatility, risk-free interest rates, and the expected life of the options as of each grant date.  During the thirty-nine weeks ended November 1, 2008, 30,000 options were granted to two new members of the Company’s Board of Directors and the table below displays the assumptions that were used to estimate their fair value.  Due to the Company’s suspension of equity awards during its stock option investigation, no options were granted during the thirty-nine weeks ended November 3, 2007.

November 1,
2008
Dividend yield	0%
Volatility factor (1)	45.6%
Weighted average risk-free interest rate (2)	3.2%
Expected life of options (3)	5.1 years
Weighted average fair value on grant date	$12.81 per share

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

Changes in the Company’s stock options for the thirty-nine weeks ended November 1, 2008 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at February 2, 2008	2,220,904	$31.72
Granted	30,000	29.05
Exercised (1)	(219,228)	21.55
Forfeited	(807,669)	35.56
Options outstanding at November 1, 2008	1,224,007	$31.80	4.8	$6,958
Options exercisable at November 1, 2008	1,112,338	$32.29	4.4	$6,099

(1)          The aggregate intrinsic value of shares exercised was approximately $2.6 million.

Changes in the Company’s unvested stock options for the thirty-nine weeks ended November 1, 2008 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested options, beginning of year	128	$11.43
Granted	30	12.81
Vested	—	—
Forfeited	(46)	12.06
Unvested options, November 1, 2008	112	$11.54

Total unrecognized equity compensation expense related to unvested stock options approximated $0.5 million as of November 1, 2008, which will be recognized over a weighted average period of approximately 1.8 years.

Deferred and Restricted Stock

Changes in the Company’s unvested deferred stock and restricted stock for the thirty-nine weeks ended November 1, 2008 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested deferred and restricted stock, beginning of year	493	$29.74
Granted	302	34.63
Vested (1)	(23)	30.04
Forfeited	(179)	30.09
Unvested deferred and restricted stock, November 1, 2008	593	$32.11

(1)         During the thirty-nine weeks ended November 1, 2008, the Company withheld approximately 4,400 shares from those that vested to satisfy withholding tax requirements.  These shares were retired.

Total unrecognized equity compensation expense related to unvested deferred and restricted stock awards approximated $14.6 million as of November 1, 2008, which will be recognized over a weighted average period of approximately 2.5 years.

4.             NET INCOME (LOSS) PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share,”(“FAS 128”) the following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted net income (loss) per common share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Income from continuing operations	$28,448	$14,925	$50,604	$14,188
Loss from discontinued operations, net of taxes	(4,391)	(2,622)	(7,018)	(15,262)
Net income (loss)	$24,057	$12,303	$43,586	$(1,074)

Basic weighted average common shares	29,364	29,084	29,173	29,084
Dilutive effect of stock awards	362	273	271	682
Diluted weighted average common shares	29,726	29,357	29,444	29,766
Antidilutive stock awards	553	1,550	1,088	555

Antidilutive stock awards (stock options, deferred stock awards and restricted stock awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method.  In accordance with FAS 128, income from continuing operations is the “control number” in determining whether potential common shares are dilutive or anti-dilutive.  Consequently, the diluted weighted average common shares outstanding for the thirty-nine weeks ended November 3, 2007, includes the dilutive effect of stock awards.

5.             COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net income (loss)	$24,057	$12,303	$43,586	$(1,074)
Cumulative translation adjustment	(13,250)	9,276	(15,698)	15,945
Comprehensive income	$10,807	$21,579	$27,888	$14,871

Decreases in foreign currency rates, primarily the Canadian dollar, during the thirteen and thirty-nine weeks ended November 1, 2008 has resulted in a decrease in net assets of the Company’s foreign subsidiaries as reflected in our cumulative translation adjustment.  Consequently, increases in foreign currency rates, primarily the Canadian dollar, during the thirteen and thirty-nine weeks ended November 3, 2007 resulted in an increase in net assets of the Company’s foreign subsidiaries.

6.                                           PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Asset	November 1,	February 2,	November 3,
	Life	2008	2008	2007
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	25 yrs	30,450	30,450	29,607
Material handling equipment	15 yrs	31,243	31,086	32,043
Leasehold improvements	Lease life	351,287	337,536	339,114
Store fixtures and equipment	3-10 yrs	242,867	243,552	236,468
Capitalized software	5 yrs	57,514	51,287	46,253
Construction in progress	—	16,500	12,032	38,293
		733,264	709,346	725,181
Less accumulated depreciation and amortization		(396,343)	(355,205)	(350,749)
Property and equipment, net		$336,921	$354,141	$374,432

During the thirty-nine weeks ended November 1, 2008, the Company recorded $1.1 million of impairment charges related primarily to 11 underperforming stores.  During the thirty-nine weeks ended November 3, 2007, the Company recorded $1.6 million of impairment charges related primarily to six underperforming stores.

At November 1, 2008, February 2, 2008 and November 3, 2007, the Company had $11.3 million, $7.5 million and $15.7 million, respectively, of property and equipment for which payment had not been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

7.                                           CREDIT FACILITIES

For the quarter ended November 1, 2008, the Company operated under its 2008 Credit Agreement, as defined below.  The Company entered into the 2008 Credit Agreement on July 31, 2008 upon termination of the 2007 Amended Loan Agreement and Letter of Credit Agreement.

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

The following table presents the components (in millions) of the 2008 Credit Agreement as of November 1, 2008:

November 1, 2008
2008 Credit Agreement
Credit facility maximum	$200.0
Borrowing Base (1)	195.4

Borrowings outstanding	—
Letters of credit outstanding—merchandise	35.3
Letters of credit outstanding—standby	14.6
Utilization of credit facility at end of period	49.9

Availability	145.5

Average loan balance during the period	—
Highest borrowings during the period	1.0
Average interest rate	4.5%
Interest rate at end of period	4.0%

(1)          The Borrowing Base is calculated based on certain credit card receivable and inventory balances at the end of each period.  Under the 2008 Credit Agreement, the Company has the ability to borrow up to the lesser of $200 million or the Borrowing Base.

The Company capitalized approximately $1.6 million in deferred financing costs related to the institution of the 2008 Credit Agreement, which will be amortized on a straight line basis over the term of the 2008 Credit Agreement.

2007 Amended Loan Agreement; Letter of Credit Agreement

In June 2007, the Company and certain of its domestic subsidiaries entered into a Fifth Amended and Restated Loan and Security Agreement (the “2007 Amended Loan Agreement”) and a new letter of credit agreement (the “Letter of Credit Agreement”) with Wells Fargo as senior lender and administrative and syndication agent, and the Company’s other senior lenders to support The Children’s Place business and the seasonality of the Company’s capital needs and to reduce the fees associated with its credit facility borrowings.  The 2007 Amended Loan Agreement provided a facility maximum of $100 million for borrowings and standby letters of credit, with a $30 million “accordion” feature that enabled the Company, at its option, to increase the facility to an aggregate amount of $130 million, subject to an availability covenant which restricted maximum borrowings to 90% of the facility maximum, or $117 million.  The 2007 Amended Loan Agreement was terminated on July 31, 2008.

There was also a seasonal over-advance feature that enabled the Company to borrow up to an additional $20 million from July 1 through November 30, subject to satisfying certain conditions, including a condition related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12 month basis based upon the most recent financial statements furnished to Wells Fargo and the Company’s estimate of projected pro forma EBITDA for the over-advance period.  The LIBOR margin was 1.00% to 1.50%, depending on the Company’s average excess availability, and the unused line fee was 0.25%.

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

Prior to the termination of the 2007 Amended Loan Agreement and Letter of Credit Agreement on July 31, 2008, the Company’s average loan balance was $41.6 million, its highest borrowings were $80.6 million and its average interest rate was 5.38% thereunder.  The following table presents the components (in millions) of the Company’s credit facilities for its Children’s Place business as of February 2, 2008 and November 3, 2007:

	February 2, 2008	November 3, 2007
2007 Amended Loan Agreement
Outstanding borrowings	$69.6	$96.0
Letters of credit outstanding—merchandise	—	—
Letters of credit outstanding—standby	14.3	12.2
Utilization of credit facility at end of period	83.9	108.2
Availability covenant (1)	13.0	12.0
Availability	33.1	29.8
Facility maximum (2)	130.0	150.0
Average loan balance during the period	44.1	33.3
Highest borrowings during the period	116.8	116.8
Average interest rate	7.21%	7.41%
Interest rate at end of period	6.00%	7.50%
Letter of Credit Agreement (3)
Letters of credit outstanding—merchandise	26.5	36.0
Letter of credit facility maximum	60.0	60.0

(1)   Under the 2007 Amended Loan Agreement, the Company was required to keep a minimum of additional availability of at least 10% of the facility maximum.

(2)   Under the 2007 Amended Loan Agreement, the facility maximum as of February 2, 2008 was the lesser of $130 million, subject to an availability covenant which restricted maximum borrowings to 90% of the facility maximum, or The Children’s Place business’ defined borrowing base.  Under the 2007 Amended Loan

Agreement and using the seasonal over-advance feature, the facility maximum as of November 3, 2007 was the lesser of $150 million, or The Children’s Place business’ defined borrowing base.

(3)   The Letter of Credit Agreement was cancelable at any time by Wells Fargo.

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

The following table presents the components (in millions) of the Company’s credit facility for its Disney Store business as of February 2, 2008 and November 3, 2007:

	February 2, 2008	November 3, 2007
Amended Hoop Loan Agreement/Hoop Loan Agreement
Outstanding borrowings	$19.4	$12.9
Letters of credit outstanding—merchandise	17.6	27.0
Letters of credit outstanding—standby	3.5	2.0
Utilization of credit facility at end of period	40.5	41.9
Availability (1)	18.1	33.1
Facility maximum (1)	58.6	75.0
Average loan balance during the period	3.1	0.4
Highest borrowings during the period	26.1	13.3
Average interest rate	7.41%	7.83%
Interest rate charged at end of period	6.00%	7.50%

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

Letter of Credit Fees

Letter of credit fees approximated $0.3 million and $0.4 million in the thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively.  Letter of credit fees are included in cost of sales.

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

Under the Note Purchase Agreement, the Company issued $85 million of secured notes (the “Notes”) with no amortization with a single payment of principal due on the maturity date, July 31, 2013.  Amounts outstanding under the Note Purchase Agreement bear interest at LIBOR, with a floor of 3.00%, plus a margin between 8.50% and 9.75% depending on the Company’s leverage ratio.  As of November 1, 2008, the interest rate on the Note Purchase Agreement was 12.20%.

The outstanding obligations under the Note Purchase Agreement may be accelerated after the occurrence of (and, if applicable, the expiration of the cure period) certain events, including, among others, breach of covenants, certain defaults under certain other indebtedness, the institution of insolvency proceedings and a material adverse effect.  The Company is also required to make mandatory prepayments if a change of control occurs, if it receives cash in excess of certain defined thresholds for the sale of assets or other defined events, if it issues equity or other debt securities, or if annual cash flows are in excess of defined thresholds for each fiscal year.  In addition, the outstanding obligations under the Note Purchase Agreement may be prepaid at any time at the discretion of the Company.  For all prepayment types (including any made as a result of acceleration), except those relating to excess cash flows in a fiscal year and certain extraordinary receipts, the Company would be responsible for an early termination fee in the amount of (i) 2.00% of the aggregate principal amount of the Notes then prepaid within the first year of the term of the facility and (ii) 1.50% of the aggregate principal amount of the Notes then prepaid within the second year of the term of the facility.  No early termination fee would be incurred after the completion of the second year of the term of the facility.  Based on the Company’s estimated cash flow for fiscal year 2008, a prepayment of $30 million is expected to be made in the first half of fiscal 2009.  Accordingly, $30 million of the Notes are classified as current on the Company’s condensed consolidated balance sheet at November 1, 2008.

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

Shareholder Derivative Litigation

On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of the Board and certain current and former senior executives.  The Company was named as a nominal defendant.  The complaint alleges, among other things, that certain of the Company’s current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Exchange Act and common law, (iv) caused the Company to issue false and misleading public statements, and (v) were negligent and abdicated their responsibilities to the Company and its stockholders.  The complaint sought money damages, an accounting by the defendants for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief.  The plaintiff filed amended complaints adding, among other things, a claim for securities fraud under SEC rule 10b-5 and additional defendants and claims.  In May 2008, the parties entered into a stipulation of settlement to resolve this action, which settlement was approved by the court on July 21, 2008.  The only monetary portion of the settlement was $0.7 million of attorneys’ fees and reimbursement of expenses to plaintiffs’ counsel.  The majority of this cost was covered by the Company’s insurance.

Class Action Litigation

On September 21, 2007, a second stockholder class action was filed against the Company and certain current and former senior executives in the United States District Court, Southern District of New York.  This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended.  It alleges that subsequent disclosures establish the misleading nature of these earlier disclosures.  The complaint seeks monetary damages plus interest as well as costs and disbursements of the lawsuit.  On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives.  This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended.  According to this complaint, subsequent disclosures establish the misleading nature of these earlier disclosures.  This complaint seeks, among other relief, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees.  These two actions have been consolidated and the plaintiff filed a consolidated amended class action complaint on February 28, 2008.  The Company’s motion to dismiss was denied by the Court on July 18, 2008.  While we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation.  The litigation could distract our management and directors from the Company’s affairs, the costs and expenses of the litigation could unfavorably affect our net earnings, and an unfavorable outcome could adversely affect the reputation of the Company.

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

Other Litigation

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores, LLC in the Superior Court of California, County of Los Angeles.  The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Ms. Fong and other individuals similarly situated.  The Company filed its answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant.  The Company believes it has meritorious defenses to the claims.  Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.  The case is currently proceeding against the other defendants.  While the Company believes there are valid defenses to the claims, the Company cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter.

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

The Company’s effective tax rate from continuing operations for the thirteen weeks and thirty-nine weeks ended November 1, 2008 was 42.0% and 41.9%, respectively.  During the thirteen weeks and thirty-nine weeks ended November 3, 2007 the Company’s effective tax rate from continuing operations was 33.7% and 35.4%, respectively.  The effective tax rate is higher in the current year primarily because as of the fourth quarter of 2008, the Company is no longer permanently reinvested in certain Asian subsidiaries.

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

During the thirteen weeks and thirty-nine weeks ended November 1, 2008, the Company recognized approximately $0.3 million and $0.9 million, respectively of additional interest expense related to its unrecognized tax benefits.  During the thirteen weeks and thirty-nine weeks ended November 3, 2007, the Company recognized approximately $0.3 million and $0.8 million, respectively of additional interest expense related to its unrecognized tax benefits.  The Company recognizes accrued interest and penalties related to unrecognized income tax liabilities in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.  With limited exception, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax audits by taxing authorities for years through 2003.  The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. consolidated income tax returns for the years 2004 through 2006 during the second quarter of fiscal 2007.  The Company believes it is reasonably possible due to the timing of audit settlements and negotiations with state taxing authorities that there may be a significant change to the total amount of unrecognized tax benefits within the next 12 months.  The Company estimates the amount of this change to be approximately $5 to $8 million.

11.                                    INTEREST (EXPENSE) INCOME, NET

The following table presents the components of the Company’s interest (expense) income, net (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Interest income	$977	$816	$2,231	$1,997
Tax-exempt interest income	17	28	38	928
Total interest income	994	844	2,269	2,925

Less:
Interest expense — term loan	2,523	—	2,605	—
Interest expense — credit facilities	—	1,451	1,113	1,868
Capitalized interest	—	(234)	—	(594)
Unused line fee	97	19	189	121
Amortization of deferred financing fees	192	22	318	48
Other fees	94	382	847	850
Interest (expense) income, net	$(1,912)	$(796)	$(2,803)	$632

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

13.                               RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

The Company purchases footwear from Nina Footwear Corporation, which is partially owned by Stanley Silverstein, who is a member of the Board of Directors.  Mr. Silverstein is also the father-in-law of Ezra Dabah, who is also a member of the Board of Directors.  During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, the Company purchased approximately $0.4 million and $3.4 million, respectively, of footwear from Nina Footwear Corporation.  No purchases were made from Nina Footwear Corporation during the thirteen weeks ended November 1, 2008 or November 3, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, the discussions of the Company’s operating and growth strategy.  Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 and other filings with the Securities and Exchange Commission.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.  The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

RECENT DEVELOPMENTS

In the fourth quarter of fiscal 2007, our Board of Directors (the “Board”) engaged an investment banking firm to act as its financial advisor in undertaking a review of strategic alternatives to improve operations and enhance shareholder value.  As part of this review, our Board and management have been assessing a wide variety of options to maximize shareholder value, including, but not limited to, opportunities for organizational and operational improvement, and the potential sale of the Company.  As a result of this review, we have disposed of our Disney Store business and entered into an $85 million term loan and a new credit facility to increase our liquidity.  The strategic review is ongoing and the Board has not set any specific timeline for its completion.  There is no assurance that as a result of this review, the Board will decide to further change the Company’s course of action or engage in any other specific transactions.

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

After receiving approval from the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, on April 30, 2008, Hoop transferred the Disney Store business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of Disney in an asset sale (the “Private Sale”), pursuant to section 363 of the Bankruptcy Code (and a similar provision under the CCAA).  Upon closing, affiliates of Disney paid a purchase price of $64 million for the acquired assets of the Disney Store business, subject to a post-closing inventory and asset adjustment.  Approximately $6 million of the purchase price was placed in escrow for such true-up purposes.  Hoop anticipates finalizing the purchase price by the end of fiscal 2008.  The proceeds received from the Private Sale will be utilized to settle the Hoop Entities’ liabilities as “debtors-in-possession” under the jurisdiction of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, as applicable.

In connection with the closing of the Private Sale, Disney’s relevant affiliates released Hoop from its rights and obligations under the License Agreement, as amended by the Refurbishment Amendment, the Guaranty and Commitment Agreement, and any related future liabilities and unlimited claims.  Further, in connection with the closing of the Private Sale and the satisfaction of other conditions, Disney and its affiliates released us from our obligations under the Guaranty and Commitment Agreement and the Refurbishment Amendment.  We also agreed to provide certain transition services through the end of October 2008 to assist Disney in transitioning the Disney Stores to its administrative and distribution systems.  During the thirteen weeks and thirty-nine weeks ended November 1, 2008, we received $5.7 million and $11.1 million, respectively, net of variable expenses for these transition services.

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

Our annual profitability is highly dependent on our sales and gross margin performance during the third and fourth quarters.  During the four weeks ended November 29, 2008, our comparable store sales decreased 7% as compared to an increase of 8% in the four weeks ended December 1, 2007.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the fiscal period.  Actual results could differ from our estimates.  The accounting policies that we believe are the most critical to aid in fully understanding and evaluating reported financial results include the following:

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

Equity Compensation—In applying SFAS 123(R), we use the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of the Company’s common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in our financial statements.  We also award key management deferred stock awards, restricted stock awards and performance share awards (“Performance Awards”) which, if earned, would be satisfied by the issuance of shares of common stock (“Performance Shares”).  The vesting of Performance Shares is dependant upon the Company achieving defined levels of earnings over a period of time.  Our cumulative expense is dependant upon our assessment of future earnings.  That assessment could differ from actual results.

Accounting for Liabilities subject to compromise—As a “debtor-in-possession,” certain claims against Hoop that existed prior to the Filings are stayed under the jurisdiction of the U.S. Bankruptcy Court or Canadian Bankruptcy Court, as applicable, and are “liabilities subject to compromise” and are reflected in the November 1, 2008 balance sheet within “liabilities of bankruptcy estate of subsidiary.” Additional claims (liabilities subject to compromise) may arise as a result of the rejection of executory contracts, including leases for the stores returned to the Hoop estate, and from the determination by the U.S. Bankruptcy Court or Canadian Bankruptcy Court (or agreed to by the Hoop’s creditors) of claims allowed for contingencies and other related amounts.

Accounting for Royalties—In exchange for the right to use certain Disney intellectual property, we were required to make royalty payments pursuant to the License Agreement to a Disney subsidiary after a two-year royalty holiday period that ended in November 2006.  The amortization of the estimated value of the royalty holiday was recognized on a straight-line basis as a reduction of royalty expense over the term of the License Agreement.  During the thirty-nine weeks ended November 1, 2008, our discontinued operations included the reversal of approximately $42.3 million in deferred royalty expense in conjunction with the termination of the License Agreement in accordance with the Private Sale.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales.  We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”).  For example, our selling, general and administrative expenses decreased approximately 230 basis points to 28.1% of net sales during the thirteen weeks ended November 1, 2008 from 30.4% during the thirteen weeks ended November 3, 2007.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.4	60.0	58.3	61.2
Gross profit	43.6	40.0	41.7	38.8
Selling, general and administrative expenses	28.1	30.4	29.6	32.3
Asset impairment charges	0.2	0.2	0.1	0.1
Depreciation and amortization	3.9	4.0	4.5	4.3
Operating income	11.3	5.4	7.6	2.0
Interest (expense) income, net	(0.4)	(0.2)	(0.2)	0.1
Income from continuing operations before income taxes	10.9	5.2	7.3	2.0
Provision for income taxes	4.6	1.8	3.1	0.7
Income from continuing operations	6.3	3.5	4.3	1.3
Loss from discontinued operations, net of taxes	(1.0)	(0.6)	(0.6)	(1.4)
Net income (loss)	5.3%	2.9%	3.7%	(0.1)%
Number of stores of continuing operations, end of period	920	907	920	907

Table may not add due to rounding.

Thirteen Weeks Ended November 1, 2008 (the “Third Quarter 2008”) Compared to Thirteen Weeks Ended November 3, 2007 (the “Third Quarter 2007”)

Net sales increased by $20.0 million, or 5%, to $450.6 million during the Third Quarter 2008 from $430.6 million during the Third Quarter 2007.  Our Third Quarter 2008 sales increase resulted from a comparable store sales increase of 2%, which accounted for $6.2 million of our sales increase, a $7.3 million increase in sales from new stores and other stores that did not qualify as comparable stores, and a $6.5 million increase in our e-commerce business.  During the Third Quarter 2007, our comparable store sales increased 1%.  We define comparable store sales as net sales from stores that have been open at least 14 full months and that have not been substantially remodeled during that time.  During the Third Quarter 2008, we opened 19 stores and closed one store.

Our 2% comparable store sales increase was primarily the result of a 6% increase in our average dollar transaction size partially offset by a 4% decrease in the number of comparable store sales transactions.  The increase in our average dollar transaction was due to a 10% increase in our average unit retail price offset by a 4% decrease in units per transaction.  The increase in our average retail price was primarily the result of reduced markdowns taken in the Third Quarter 2008 versus the Third Quarter 2007.  During the Third Quarter 2008, comparable same store sales increased in most geographic regions except for the Midwest, where it was flat, and the West, Southeast and Canada, where we experienced decreases.  Similarly, all departments had increases in comparable same store sales except Newborn.  Street and strip stores were our strongest store types.  Our e-commerce sales grew by more than 40% in Third Quarter 2008 versus the Third Quarter 2007.

Gross profit increased by $24.1 million to $196.4 million during the Third Quarter 2008 from $172.3 million during the Third Quarter 2007.  As a percentage of net sales, gross profit increased approximately 360 basis points to 43.6% of net sales during the Third Quarter 2008 from 40.0% of net sales during the Third Quarter 2007.  The increase in consolidated gross profit, as a percentage of net sales, resulted from lower markdowns of approximately 370 basis points, lower production, design and other costs of approximately 20 basis points, partially offset by the impact of the lower Canadian exchange rate, a lower initial markup of approximately 10 basis points, and a slight de-leverage of occupancy of approximately 20 basis points.

Selling, general and administrative expenses decreased $4.3 million to $126.7 million during the Third Quarter 2008 from $131.0 million during the Third Quarter 2007.  As a percentage of net sales, selling, general and administrative expenses decreased approximately 230 basis points to 28.1% of net sales during the Third Quarter 2008 from 30.4% of net sales during the Third Quarter 2007.  Our decrease in selling, general and administrative expenses benefited from the following items, which we consider to be unusual:

•                  Transition service income, net of variable expenses approximated 130 basis points and was approximately $5.7 million;

•                  Lower professional fees incurred during the Third Quarter 2008 of approximately 60 basis points, or approximately $2.6 million lower than the Third Quarter 2007.  During the Third Quarter 2008, we had a net credit related to professional fees of approximately $0.2 million as a result of the recovery of certain legal costs through our insurance carrier, compared to approximately $2.4 million in professional fees incurred during the Third Quarter 2007 related to the stock option investigation and related restatements, and our strategic review;

•                  Severance costs incurred in the Third Quarter 2007, which approximated 90 basis points and $4.0 million, associated with the resignation of our former CEO; and

•                  Tolling of stock options expense incurred in the Third Quarter 2007, which approximated 10 basis points and $0.3 million.

Excluding the effect of the above items, our selling, general and administrative expenses increased approximately $8.3 million during the Third Quarter 2008.  Excluding the effect of the above items, as a percentage of net sales, selling, general and administrative expenses increased approximately 60 basis points to 29.4% of net sales during the Third Quarter 2008 from 28.8% of net sales during the Third Quarter 2007.  The de-leveraging in selling, general and administrative expenses in the Third Quarter 2008, as a percentage of net sales, resulted primarily from the following:

•                  Transaction losses associated with foreign currency denominated liabilities had an unfavorable impact of approximately 70 basis points.  In the Third Quarter 2008 we had approximately $2.3 million of such losses, primarily in our Canadian subsidiary, as a result of the US dollar strengthening against the Canadian dollar.  In the Third Quarter 2007, we had approximately $0.8 million of gains associated with foreign currency denominated liabilities;

•                  Equity compensation was unfavorable by approximately 40 basis points or $1.8 million.  We began issuing equity awards again in the fourth quarter of fiscal 2007 upon completion of the stock option investigation;

•                  Incentive bonus expense was unfavorable by approximately 40 basis points or $1.8 million as a result of improved performance in the Third Quarter 2008 versus the Third Quarter 2007;

•                  Business taxes and other costs were unfavorable by approximately 20 basis points or $0.7 million; and

•                  Marketing expenses were unfavorable approximately 20 basis points, or $1.7 million, as we shifted the bulk of our magalog mailing from the second quarter of fiscal 2008 to the Third Quarter 2008.

These increases were partially offset by reductions in expenses resulting from management initiatives, including:

•                  Store expenses were favorable approximately 80 basis points.  The increased leverage of store expenses results from increased sales on fewer transactions, as noted above and a reduction of headcount through the elimination of a layer of management;

•                  Store opening and remodel costs were favorable approximately 40 basis points or $1.8 million, reflecting fewer new store openings in the Third Quarter 2008; and

•                  Administrative payroll was favorable by 20 basis points or $0.3 million.

Asset impairments charges were $1.0 million, or 0.2% of net sales, during the Third Quarter 2008, compared to $0.9 million, or 0.2% of net sales, during the Third Quarter 2007.  During the Third Quarter 2008, we fully impaired four under performing stores and partially impaired five others.  During the Third Quarter 2007, we fully impaired four under performing stores and partially impaired one other.

Depreciation and amortization was $17.8 million, or 3.9% of net sales, during the Third Quarter 2008, compared to $17.1 million, or 4.0% of net sales, during the Third Quarter 2007.  Depreciation expense increased $0.7 million during the Third Quarter 2008 due primarily to our new stores.

Interest expense, net was $1.9 million, or 0.4% of net sales, during the Third Quarter 2008, compared to $0.8 million, or 0.2% of net sales, during the Third Quarter 2007.  Interest expense during the Third Quarter 2008 includes interest on our new $85 million term loan at an average rate of 11.9% per annum.  In the Third Quarter 2007, our average debt outstanding was approximately $78.8 million and accrued interest at an average rate of 7.4% per annum.

Loss from discontinued operations, net of taxes was $4.4 million in the Third Quarter 2008 compared to a loss from discontinued operations, net of taxes of $2.6 million in the Third Quarter 2007.  During the Third Quarter 2008, selling, general and administrative expenses of discontinued operations primarily reflected additional reserves for legal settlements of $1.9 million and settlement of certain landlord claims and other obligations of $1.2 million.  Restructuring charges included professional fees of $1.6 million. Net taxes for discontinued operations were a benefit of approximately $0.6 million, which includes a provision of $1.6 million Canadian tax proof of claim filed against the Hoop estate.  During the Third Quarter 2007, our loss from discontinued operations reflects the operational results of the Disney Store business, adjusted for our historical allocation of shared services and the administrative and distribution expenses that were attributable to the Disney Stores.

Our provision for income taxes from continuing operations was $20.6 million during the Third Quarter 2008 compared to $7.6 million during the Third Quarter 2007.  This increase of $13.0 million is the result of higher pre-tax earnings from continuing operations and a higher effective tax rate.  Our effective tax rate was 42.0% in the Third Quarter 2008 as compared to 33.7% in the Third Quarter 2007.  The increase in our effective tax rate in the Third Quarter 2008 reflects that as of the fourth quarter 2008, we are no longer permanently reinvested in certain of our Asian subsidiaries and, as such, we are required to provide U.S. tax on these earnings.

We reported net income of $24.1 million and $12.3 million during the Third Quarter 2008 and Third Quarter 2007, respectively, due to the factors discussed above.

Thirty-Nine Weeks Ended November 1, 2008 Compared to Thirty-Nine Weeks Ended November 3, 2007

Net sales increased by $111.8 million, or 10%, to $1,188.9 million during the thirty-nine weeks ended November 1, 2008 from $1,077.1 million during the thirty-nine weeks ended November 3, 2007.  Our sales increase during the thirty-nine weeks ended November 1, 2008 resulted from a comparable store sales increase of 5%, which accounted for $47.2 million of our sales increase, a $44.0 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores, a $21.9 million increase in our e-commerce business, partially offset by the impact of closed stores which represented $1.3 million.  During the thirty-nine weeks ended November 3, 2007, our comparable store sales increased 1%.  During the thirty-nine weeks ended November 1, 2008, we opened 22 The Children’s Place stores and closed 6 The Children’s Place stores.

Our 5% comparable store sales increase was primarily the result of a 2% increase in the number of comparable store sales transactions and a 3% increase in our average dollar transaction size.  The increase in our average dollar transaction was due to a 2% increase in our average unit retail price and a 1% increase in units per transaction.  During the thirty-nine weeks ended November 1, 2008, comparable same store sales increased in all geographical regions except for the West and Canada, which each experienced a slight decline. Comparable same store sales increased in all departments and store types.

Gross profit increased by $78.3 million to $496.0 million during the thirty-nine weeks ended November 1, 2008 from $417.7 million during the thirty-nine weeks ended November 3, 2007.  As a percentage of net sales, gross profit increased approximately 290 basis points to 41.7% during the thirty-nine weeks ended November 1, 2008 from 38.8% during the thirty-nine weeks ended November 3, 2007.  The increase in consolidated gross profit, as a percentage of net sales, resulted primarily from lower markdowns of approximately 290 basis points.  The leveraging of our occupancy and our production and design of approximately 60 basis points were offset by higher distribution costs of approximately 30 basis points and a lower initial markup of approximately 30 basis points.

Selling, general and administrative expenses increased $3.9 million to $351.9 million during the thirty-nine weeks ended November 1, 2008 from $348.0 million during the thirty-nine weeks ended November 3, 2007.  As a percentage of net sales, selling, general and administrative expenses decreased approximately 270 basis points to 29.6% of net sales during the thirty-nine weeks ended November 1, 2008 from 32.3% of net sales during the thirty-nine weeks ended November 3, 2007.  Our increase in selling, general and administrative expenses resulted from the following items, which we consider to be unusual:

•                  In the thirty-nine weeks ended November 1, 2008:

•                  Transition service income, net of variable expenses, incurred, approximated 90 basis points or $11.1 million; and

•                  A sale of a store lease approximated 20 basis points or $2.3 million.

•                  In the thirty-nine weeks ended November 3, 2007:

•                  Severance expense incurred, that approximated 40 basis points or $4.0 million, associated with resignation of our CEO; and

•                  Non-cash equity compensation incurred, that approximated 20 basis points or $2.1 million, associated with option terms that were extended due to the suspension of option exercises.

•                  Professional fees related to the stock option investigation and corporate restructuring decreased $2.3 million or 20 basis points.  These amounts totaled $3.5 million and $5.8 million in the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

Excluding the effect of the above items, our selling, general and administrative expenses increased approximately $25.7 million during the thirty-nine weeks ended November 1, 2008 and as a percentage of net sales, decreased approximately 80 basis points to 30.4% during the thirty-nine weeks ended November 1, 2008 from 31.2% during the thirty-nine weeks ended November 3, 2007.  The decrease in selling, general and administrative expenses, as a percentage of net sales, resulted primarily from the leveraging of:

•                  Store expenses were favorable approximately 80 basis points, or $11.7 million.  The increased leverage of store expenses results from increased sales, as noted above and a reduction of headcount through the elimination of a layer of store management;

•                  Store opening and remodel costs, which were favorable approximately 60 basis points, or approximately $5.5 million lower than the thirty-nine weeks ended November 3, 2007, reflecting fewer new store openings in the thirty-nine weeks ended November 1, 2008;

•                  Marketing expenses, which were favorable approximately 40 basis points and were approximately $1.0 million lower than during the thirty-nine weeks ended November 3, 2007; and

•                  Administrative payroll was favorable approximately 30 basis points and were higher approximately $0.3 million.

These decreases were partially offset by reductions in expenses resulting from management initiatives, including:

•                  Increased incentive bonus expense for management of approximately 50 basis points, or $6.1 million due to improved performance in the thirty-nine weeks ended November 1, 2008;

•                  Higher equity compensation expense, which was unfavorable approximately 30 basis points and were approximately $3.6 million higher than the thirty-nine weeks ended November 3, 2007 as a result of equity issuances made in the fourth quarter of fiscal 2007 and the second quarter of fiscal 2008; and

•                  Transaction losses associated with foreign currency denominated liabilities had an unfavorable impact of approximately 40 basis points.  In the thirty nine weeks ended November 1, 2008, we had approximately $2.7 million of such losses, primarily in our Canadian subsidiary, as a result of the US dollar strengthening against the Canadian dollar.  In the thirty nine weeks ended November 3, 2007, we had approximately $1.8 million of gains associated with foreign currency denominated liabilities.

Asset impairments charges were $1.1 million, or 0.1% of net sales, during the Third Quarter 2008, compared to $1.6 million, or 0.1% of net sales, during the Third Quarter 2007.  During the Third Quarter 2008, we fully impaired five under performing stores and partially impaired six others.  During the Third Quarter 2007, we fully impaired five under performing stores and partially impaired one other.

Depreciation and amortization was $53.2 million, or 4.5% of net sales, during the thirty-nine weeks ended November 1, 2008, compared to $46.8 million, or 4.3% of net sales, during the thirty-nine weeks ended November 3, 2007.  Depreciation expense increased $6.4 million during the thirty-nine weeks ended November 1, 2008 due primarily to our new stores and our distribution centers, particularly our new distribution center in Fort Payne, Alabama, which opened in the third quarter of fiscal 2007.

Loss from discontinued operations, net of taxes was $7.0 million in the thirty-nine weeks ended November 1, 2008 compared to $15.3 million in the thirty-nine weeks ended November 3, 2007.  During the thirty-nine weeks ended November 1, 2008, our loss from discontinued operations, before taxes was approximately $9.3 million, compared to approximately $22.7 million during the thirty-nine weeks ended November 3, 2007.  Our loss before taxes during the thirty-nine weeks ended November 1, 2008 included approximately $8.5 million of operating losses in the first quarter of fiscal 2008, approximately $17.6 million in professional, restructuring and severance expenses associated with the Hoop bankruptcy filings, a $1.9 million reserve for legal settlements, and a gain on the disposal of the Disney Store business of approximately $22.5 million.  We recorded a gain primarily as a result of the write-off of certain non-cash liabilities, such as deferred royalties and rent liabilities.  During the thirty-nine weeks ended November 1, 2008, interest expense from discontinued operations includes approximately $0.7 million in fees related to the termination of the Hoop credit facility and the establishment of a credit facility as a debtor-in-possession.  The effective tax rate for discontinued operations for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was 24.1% and 32.7%, respectively.  In the thirty-nine weeks ended November 1, 2008, the benefit for income taxes is net of a $1.6 million Canadian tax proof of claim filed against the Hoop estate.

Interest expense, net was $2.8 million, or 0.2% of net sales, during the thirty-nine weeks ended November 1, 2008, compared to interest income, net of $0.6 million, or 0.1% of net sales, during the thirty-nine weeks ended November 3, 2007.  Interest expense during the thirty-nine weeks ended November 1, 2008 includes interest on our new $85 million term loan beginning at the end of the second quarter at an average rate of 11.9%.  In the thirty-nine weeks ended November 3, 2007, our average debt outstanding was approximately $33.3 million, which accrued interest at an average rate of 7.4%, and we capitalized approximately $0.6 million of interest in conjunction with certain capital projects.

Our provision for income taxes from continuing operations was $36.5 million and $7.8 million during the thirty-nine weeks ended November 1, 2008 and the thirty-nine weeks ended November 3, 2007, respectively.  This increase is the result of higher pre-tax earnings and a higher effective rate.  Our effective tax rate was 41.9% for the thirty-nine weeks ended November 1, 2008 as compared to 35.4% for the thirty-nine weeks ended November 3, 2007.  The effective tax rate in the thirty-nine weeks ended November 1, 2008 reflects that as of the fourth quarter of 2008, we are no longer permanently reinvested in certain of our Asian subsidiaries and we are required to provide U.S. tax on these earnings.

Net income in the thirty-nine weeks ended November 1, 2008 was $43.6 million, compared to a net loss in the thirty-nine weeks ended November 3, 2007 of $1.1 million.  The increase in net earnings is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

Our working capital needs follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and holiday selling seasons.  Our primary uses of cash are the financing of new store openings and providing working capital, principally used for inventory purchases.  As of November 1, 2008, we had no short-term borrowings under our credit facility and had $85 million in borrowings under a five year term loan which we entered into at the end of the second quarter of fiscal 2008.  Concurrent with the term loan, we also replaced our credit facility, the 2007 Amended Loan Agreement, with the 2008 Credit Agreement (as defined below), which provides for borrowings up to $200 million, to increase our liquidity.  We expect to be able to meet our capital requirements principally by using the proceeds from our term loan, cash flows from operations and seasonal borrowings under our credit facility.  Of the $50 million that we estimate in costs to wind down the Disney Store business, approximately 90% has been paid during the thirty-nine weeks ended November 1, 2008.  (See “—Estimated Costs to Exit the Disney Store Business” below for additional information regarding these costs).  Under the terms of the Note Purchase Agreement, we are required to make mandatory prepayments if annual cash flows are in excess of defined thresholds for each fiscal year.  This is likely to result in the payment of approximately $30 million in the first half of fiscal 2009.

Termination of the License Agreement

After receiving approval from the U.S. Bankruptcy Court and the Canadian Bankruptcy Court on April 30, 2008, Hoop transferred the Disney Store business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of Disney in an asset sale (the “Private Sale”), pursuant to section 363 of the Bankruptcy Code (and a similar provision under the CCAA).  Upon closing, affiliates of Disney paid a purchase price of $64 million for the acquired assets of the Disney Store business, subject to a post-closing inventory and asset adjustment.  Approximately $6 million of the purchase price was placed in escrow for such true-up purposes.  The proceeds received from the Private Sale will be utilized to settle the Hoop Entities’ liabilities as “debtors-in-possession” under the jurisdiction of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, as applicable.

In connection with the closing of the Private Sale, Disney’s relevant affiliates released Hoop from its rights and obligations under the License Agreement, as amended by the Refurbishment Amendment, the Guaranty and Commitment Agreement, and any related future liabilities and unlimited claims.  Further in connection with the closing of the Private Sale and the satisfaction of other conditions, Disney and its affiliates released us from our obligations under the Guaranty and Commitment Agreement and the Refurbishment Amendment.  Separately, we entered into a settlement and release of claims with Hoop and its creditors’ committee, which was approved by the U.S. Bankruptcy Court on April 29, 2008.  We have agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against Hoop, which include inter-company charges for shared services and also included a capital contribution we made to Hoop of approximately $8.3 million in cash, and to pay severance and other employee costs for our employees servicing Hoop, and to pay certain professional fees and other costs that may be attributed to us.

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

•                  Legal and other costs we incur during the Hoop entities’ bankruptcy proceedings; and

•                  Claims that have been or may be asserted against us in the bankruptcy proceedings.

As of November 1, 2008, the Company had accruals of $1.9 million, $1.3 million, and $1.5 million related to severance, asserted claims and related legal expenses, and workers compensation, respectively.  During the quarter ended November 1, 2008, the Company recorded $1.2 million of reserves for asserted claims and $0.3 million in related legal expenses.  The Company may incur other professional fees, asserted claims or costs during the Hoop Entities’ bankruptcy proceedings.  As of November 1, 2008, we have disbursed approximately 90% of our estimated exit costs.

2008 Credit Agreement

For the quarter ended November 1, 2008, the Company operated under its 2008 Credit Agreement.  The Company entered into the 2008 Credit Agreement on July 31, 2008 upon termination of the 2007 Amended Loan Agreement and Letter of Credit Agreement.  The following section outlines the key terms of the 2008 Credit Agreement.

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

As of November 1, 2008, we had no outstanding borrowings under the 2008 Credit Agreement and had $35.3 million in commercial letters of credit outstanding and $14.6 million in standby letters of credit outstanding.  Availability under the 2008 Credit Agreement was $145.5 million at November 1, 2008.  We capitalized approximately $1.6 million in deferred financing costs related to the institution of the 2008 Credit Agreement, which will be amortized on a straight line basis over the term of the 2008 Credit Agreement.

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

Under the Note Purchase Agreement, we issued $85 million of secured notes (the “Notes”) with no amortization with a single payment of principal due on the maturity date, July 31, 2013.  Amounts outstanding under the Note Purchase Agreement bear interest at LIBOR, with a floor of 3.00%, plus a margin between 8.50% and 9.75% depending on the Company’s leverage ratio.  As of November 1, 2008, the interest rate on the Note Purchase Agreement was 12.2%.

The outstanding obligations under the Note Purchase Agreement may be accelerated after the occurrence of (and, if applicable, the expiration of the cure period) certain events, including, among others, breach of covenants, certain defaults under certain other indebtedness, the institution of insolvency proceedings and a material adverse effect.  We are also required to make mandatory prepayments if a change of control occurs, if we receive cash in excess of certain defined thresholds for the sale of assets or other defined events, if we issue equity or other debt securities, or if our annual cash flows are in excess of defined thresholds for each fiscal year.  In addition, the outstanding obligations under the Note Purchase Agreement may be prepaid at any time at our discretion.  For all prepayments types (including any made as a result of acceleration) except those relating to excess cash flows in a fiscal year and certain extraordinary receipts, we would be responsible for an early termination fee in the amount of (i) 2.00% of the aggregate principal amount of the Notes then prepaid within the first year of the term of the facility and (ii) 1.50% of the aggregate principal amount of the Notes then prepaid within the second year of the term of the facility.  No early termination fee would be incurred after the completion of the second year of the term of the facility.  Based on our estimated cash flow for fiscal year 2008, a prepayment of $30 million is expected to be made in the first half of fiscal 2009.  Accordingly, $30 million of the Notes are classified as current on our condensed consolidated balance sheet at November 1, 2008.

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

We capitalized approximately $2.2 million in deferred financing costs related to the institution of the Note Purchase Agreement, which will be amortized on a straight line basis over the term of the Note Purchase Agreement.

Cash Flows/Capital Expenditures

During the thirty-nine weeks ended November 1, 2008, cash flows provided by operating activities were $172.5 million compared to $36.2 million in cash flows used by operating activities in the thirty-nine weeks ended November 3, 2007.

Cash provided by operating activities of continuing operations were $152.1 million in the thirty-nine weeks ended November 1, 2008 compared to $12.9 million in the thirty-nine weeks ended November 3, 2007.  During the thirty-nine weeks ended November 1, 2008, operating activities of continuing operations included $4.0 million in taxes paid compared to $40.2 million during the thirty-nine weeks ended November 3, 2007.  During the thirty-nine weeks ended November 1, 2008, we reported income from continuing operations of $50.6 million compared to $14.2 million in the thirty-nine weeks ended November 3, 2007.  In the thirty-nine weeks ended November 1, 2008, cash flows provided by operating activities of continuing operations were also favorably impacted by a lower seasonal build-up of inventory, a decrease in accounts receivable, an increase in our accounts payable, partially offset by a higher intercompany balance with Hoop.

Cash provided by operating activities of discontinued operations was $20.4 million in the thirty-nine weeks ended November 1, 2008 compared to cash used by operating activities of discontinued operations of $49.1 million in the thirty-nine weeks ended November 3, 2007.  The increase in cash provided by operating activities of discontinued operations in the thirty-nine weeks ended November 1, 2008 reflects the Private Sale of Hoop’s assets, the elimination of prepayments and reduced payments of liabilities (including intercompany liabilities) due to the Filings.  During the thirty-nine weeks ended November 3, 2007, cash used by operating activities was primarily due to Hoop’s net loss, the seasonal build-up of inventory and the payment of intercompany balances, partially offset by an increase in accounts payable.

Cash flows used in investing activities were $56.1 million in the thirty-nine weeks ended November 1, 2008 compared to $85.3 million during the thirty-nine weeks ended November 3, 2007.

Cash flows used in investing activities of continuing operations were $36.9 million and $98.1 million in the thirty-nine weeks ended November 1, 2008 and the thirty-nine weeks ended November 3, 2007, respectively.  During the thirty-nine weeks ended November 1, 2008, our lower cash flows used in investing activities of continuing operations reflect lower capital expenditures as well as proceeds from the sale of a store lease.  During the thirty-nine weeks ended November 3, 2007, cash flows used in investing activities on capital expenditures were partially offset by a net sale of short-term investments.  The number of new store openings has a significant impact on our cash flows used in investing activities.  During the thirty-nine weeks ended November 1, 2008, we opened 22 stores compared to 47 new store openings in the thirty-nine weeks ended November 3, 2007.  Additionally, capital expenditures in the thirty-nine weeks ended November 3, 2007 included expenditures made for our new distribution center in Fort Payne, Alabama, which was completed at the end of the second quarter of fiscal 2007, and the Emerson office facility.  We decided not to proceed with the Emerson office facility and fully impaired the assets associated with the building in the fourth quarter of fiscal 2007, but we are still obligated under the operating leases.

Cash flows used in investing activities of discontinued operations were $19.2 million in the thirty-nine weeks ended November 1, 2008 compared to cash provided by investing activities of $12.8 million in the thirty-nine weeks ended November 3, 2007.  During the thirty-nine weeks ended November 1, 2008, cash flows used in investing activities of discontinued operations reflected the restriction of all cash to settle liabilities in bankruptcy and payments of capital expenditures, partially offset by the proceeds from the Private Sale.  During the thirty-nine weeks ended November 3, 2007, cash flows provided by investing activities of discontinued operations reflected a $28.3 million net sale of short term investments, partially offset by $15.5 million in capital expenditures.

Cash flows used in financing activities were $3.8 million in the thirty-nine weeks ended November 1, 2008 compared to $108.9 million provided by financing activities in the thirty-nine weeks ended November 3, 2007.

Cash flows provided by financing activities of continuing operations were $8.1 million during the thirty-nine weeks ended November 1, 2008 compared to $96.0 million during the thirty-nine weeks ended November 3, 2007.  In the thirty-nine weeks ended November 1, 2008, cash flows provided by financing activities of continuing operations reflected $85 million of proceeds received from the Note Purchase Agreement, $4.7 million of proceeds from the exercise of stock options partially offset by $69.6 million of net repayments under our credit facility, an $8.3 million capital contribution to our subsidiary in bankruptcy and $3.8 million of deferred financing costs associated with the Note Purchase Agreement.  During the thirty-nine weeks ended November 3, 2007, cash flows provided by financing activities reflected $96.0 million of net borrowings under our credit facility.  In the thirty-nine weeks ended November 3, 2007, there were no stock option exercises due to the suspension of such activity during the Company’s stock option investigation.

During the thirty-nine weeks ended November 1, 2008, cash flows used in financing activities of discontinued operations were $11.9 million and reflected the net repayment of the DIP Credit Facility and deferred financing fees paid to terminate the Amended Hoop Loan Agreement and to establish the DIP Credit Facility, partially offset by the capital contribution from the parent company.  During the thirty-nine weeks ended November 3, 2007, cash flows provided by financing activities of discontinued operations were $12.9 million of net borrowings under the Amended Hoop Loan Agreement.

We anticipate that total capital expenditures for continuing operations will be approximately $70 million in fiscal 2008.  Approximately $55 million of our planned capital expenditures will provide for the opening of approximately 27 new stores and 16 store remodelings at The Children’s Place.  We also anticipate receiving approximately $12 million in lease incentives in fiscal 2008.  The remainder of our 2008 capital expenditure budget will be utilized for information technology and other initiatives.

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

The Company has operations in Canada and Asia.  While currency rates with the Canadian dollar have generally moved in the Company’s favor over the past three years, currency rates in the thirteen and thirty-nine weeks ended November 1, 2008 moved against the Company.  Foreign currency fluctuations could have a material adverse effect on our business and results of operation.

The Company’s revolving credit facility with Wells Fargo provides a source of financing for its working capital requirements.  The Company’s revolving credit facility bears interest at the Company’s option at either a floating rate equal to the prime rate or a floating rate equal to the prime rate plus a pre-determined spread.  As a result, the Company’s interest expense is subject to fluctuations in the prime rate and LIBOR rate.  As of November 1, 2008, the Company had no borrowings outstanding under its revolving credit facility.  Refer to Note 7—Credit Facilities in the accompanying condensed consolidated financial statements for a discussion of the facility.

Additionally, the Company’s interest rate under its $85 million term loan with Sankaty is subject to fluctuations in LIBOR.  The Company’s term loan bears interest at LIBOR, with a floor of 3.00% and a margin between 8.50% and 9.75%, depending on the Company’s leverage ratio.  As of November 1, 2008, the interest rate under the term loan was 12.20%.  Under the terms of this term loan, the Company is required to make mandatory prepayments if it receives cash in excess of certain defined thresholds for the sale of assets or other defined events, if it issues equity or other debt securities, or if annual cash flows are in excess of defined thresholds for each fiscal year.  Based on the Company’s estimated cash flow for fiscal year 2008, a prepayment of approximately $30 million is expected to be made in the first half of fiscal 2009.

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  The Company’s investments in its Canadian subsidiaries are considered long-term.  However, the Company is not deemed to be permanently reinvested in its Hong Kong subsidiary.  The Company has not hedged these net investments and as of November 1, 2008, the Company is not a party to any derivative financial instruments.

As of November 1, 2008, the Company had approximately $69.4 million of its cash and investments held in foreign countries, of which approximately $28.9 million was in Canada and approximately $40.5 million in Asia.  While the Company does not have substantial financial assets in China, it imports a significant amount of merchandise from that country.  Consequently, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company’s financial position or results of operations.

Item 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our Interim Chief Executive Officer and our Executive Vice President—Finance and Administration, who is also our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 1, 2008.  Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of November 1, 2008 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

The Company’s management, including our principal executive officers (our Interim Chief Executive Officer and our Executive Vice President—Finance and Administration, who is also our principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

During the thirty-nine weeks ended November 1, 2008, we exited Disney Store operations and Disney Store business has been classified as discontinued operations in accordance with the generally accepted accounting principles.  This change had no material impact on our internal controls over financial reporting.

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

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores, LLC in the Superior Court of California, County of Los Angeles.  The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Ms. Fong and other individuals similarly situated.  We filed our answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant.  We believe we have meritorious defenses to the claims.  Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.  The case is currently proceeding against the other defendants.  While we believe there are valid defenses to the claims, we cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter.

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

Item 6.                       Exhibits.

Exhibits

Exhibit No.	Description of Document

31.1(+)	Certificate of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2(+)	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE
RETAIL STORES, INC.

Date: December 9, 2008	By:	/S/ CHARLES CROVITZ
CHARLES CROVITZ
Interim Chief Executive Officer
(A Principal Executive Officer)

Date: December 9, 2008	By:	/S/ SUSAN RILEY
SUSAN RILEY
Executive Vice President, Finance and Administration

(A Principal Executive Officer and
Principal Financial Officer)