Form 10-K
period 2009-01-31
CHILDRENS PLACE RETAIL STORES INC
filed 2009-04-01
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-two weeks ended January 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23071

THE CHILDREN'S PLACE RETAIL STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1241495 (I.R.S. employer identification number)
915 Secaucus Road Secaucus, New Jersey (Address of Principal Executive Offices)	07094 (Zip Code)

(201) 558-2400
(Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $0.10 par value	Nasdaq Global Select Market

         Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates was $925,406,115 at the close of business on August 2, 2008 (the last business day of the registrant's fiscal 2008 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 26, 2009: 29,471,432.

         Documents Incorporated by Reference: Portions of The Children's Place Retail Stores, Inc. Definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2009 are incorporated by reference into Part III.

 THE CHILDREN'S PLACE RETAIL STORES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 31, 2009

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

        The Business section and other parts of this Annual Report on Form 10-K may contain certain forward-looking statements regarding future circumstances. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," and similar terms. These forward-looking statements are based upon current expectations and assumptions of The Children's Place Retail Stores, Inc. (the "Company") and are subject to various risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements including, but not limited to, those discussed in the subsection entitled "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K. Actual results, events, and performance may differ significantly from the results discussed in the forward-looking statements. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.

        The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

PART I

ITEM 1.—BUSINESS

        As used in this Annual Report on Form 10-K, references to the "Company", "The Children's Place", "we", "us", "our" and similar terms refer to The Children's Place Retail Stores, Inc. and its subsidiaries. Our fiscal year ends on the Saturday nearest to January 31. All references to "Fiscal 2008" represent the 52 weeks ended January 31, 2009, all references to "Fiscal 2007" represent the 52 weeks ended February 2, 2008, and all references to "Fiscal 2006" represent the 53 weeks ended February 3, 2007.

General

        The Children's Place Retail Stores, Inc. is a leading specialty retailer of children's apparel and accessories, ages newborn to 14 years old. We design, contract to manufacture and sell high-quality, value-priced merchandise under the proprietary "The Children's Place" brand name. We offer current fashion trends in a broad color palette as coordinated outfits specifically designed for children. We create freshness in our stores by introducing seasonal merchandise lines throughout the year. Each store offers spacious, bright and airy shopping that is a friendly and convenient atmosphere for both children and adults. The Children's Place has clearly identified departments and is dedicated to serving the needs of Girls and Boys (sizes 4-14), Baby Girls and Boys (sizes 6 mos.-4T) and Newborn (sizes 0-12 mos.). Display racks and shelves are neatly arranged to distinctly separate each department and provide easy viewing of the latest collection available. We also make our merchandise available at our online store located at www.childrensplace.com. Our customers are able to shop at our online store, at their convenience, and receive the same high quality, value-priced merchandise and customer service that are available in our physical stores.

        The Children's Place Retail Stores, Inc. was incorporated in June 1988 operating less than 100 stores. At the time of our initial public offering in September 1997, we had grown to approximately 200 stores located in 26 states in the eastern half of the United States. By April 2003, we had grown to 656 stores and our geographical coverage included 47 states and a newly established presence in Canada. The successful growth of the Children's Place stores and brand has since continued, and as of January 31, 2009, we owned and operated 917 stores throughout North America as well as our online store. During Fiscal 2008, we opened 26 stores compared to 54 in Fiscal 2007, and we closed 13 stores in Fiscal 2008, compared to 16 in Fiscal 2007. Our store growth plan for fiscal 2009 includes opening approximately 35 new The Children's Place stores.

The Disney Store Business

        From November 2004 through April 2008, through four wholly owned subsidiaries, the Company operated the Disney Store retail chain in North America (the "Disney Store Business") under a license agreement (the "License Agreement") with the Walt Disney Company ("Disney"). On March 20, 2008, after a thorough review of the Disney Store Business, including its potential for earnings growth, its capital needs and its ability to fund such needs from its own resources, we decided to exit the Disney Store Business. On March 26, 2008, the Company's subsidiaries that operated the Disney Store Business, Hoop Holdings, LLC, Hoop Retail Stores, LLC, Hoop Canada Holdings, Inc. and Hoop Canada Inc. (collectively "Hoop"), each filed a voluntary petition for relief under bankruptcy provisions in their respective jurisdictions. On April 30, 2008, with approval of the respective bankruptcy courts, Hoop sold the Disney Store Business to affiliates of Disney, including a majority of the Disney stores and related assets and effectively ended the License Agreement. During the remainder of Fiscal 2008, those stores not acquired by Disney were closed, and the remaining affairs of Hoop were mostly wound down. For further discussion of the Disney Store Business, see Note 2 to the Consolidated Financial Statements.

        As a result of our decision to exit the Disney Store Business and in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), we have reclassified the Disney Store Business as a discontinued operation in our consolidated financial statements for all periods presented. Related to the Disney Store Business during Fiscal 2008, Fiscal 2007 and Fiscal 2006, we recorded income (loss) from discontinued operations of $8.4 million, $(69.5) million and $3.1 million, respectively. Included in income (loss) from discontinued operations for Fiscal 2008, Fiscal 2007, and Fiscal 2006 were net sales of $129 million, $642 million and $612 million, respectively.

Key Capabilities

        Our objective is to deliver high-quality merchandise at value prices and we employ a variety of techniques to achieve that objective as follows:

        Merchandising Strategy.    Our merchandising strategy is built on offering interchangeable outfits and accessories to create a coordinated look distinctive to the brand. We offer an updated, focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful look at value prices that we believe distinguishes "The Children's Place" brand. We divide the year into quarterly merchandising seasons: spring, summer, back-to-school and holiday. Within each season, we typically deliver two merchandise lines. Each season is built around a color palette that includes an assortment of coordinated basic and fashion apparel with matching accessories.

        High Quality/Value Pricing.    We believe that our high quality, value price positioning is an important component of our long-term strategy. We offer high-quality clothing and accessories under "The Children's Place" brand name at prices below most of our direct mall-based competitors. We employ this value pricing strategy across our entire merchandise offering.

        Brand Image.    We strive to build our brand image and customer loyalty for "The Children's Place" by:

  •
  Offering high-quality products at value prices;

  •
  Providing colorful, coordinated and interchangeable outfits and accessories;

  •
  Maintaining a uniform merchandise presentation;

  •
  Emphasizing our image in our marketing visuals;

  •
  Using our customer database to effectively target direct mailers to customers;

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

Merchandising Process

        To execute our merchandising strategies, we rely on the coordinated efforts of our design, merchandising, planning and sourcing teams. These teams, in conjunction with senior management, review prior season results and fashion trends, colors and design concepts that we will offer in upcoming seasons. Merchandising selects items for production from the assortment of merchandise designs that are created by the design team. Then, based upon detail design specifications and production quantities determined by merchandising and planning, the sourcing team arranges for the issuance of purchase orders and manufacture of the selected items.

        Work on each of our seasonal lines begins approximately one year before the season. However, the Company maintains, and at times exercises, the ability to develop and deliver product on an expedited timeline. The merchandising process includes purchasing of samples and gathering market intelligence on fashion trends, which involves extensive European and domestic market research, studying media and fashion magazines, attending trade shows, engaging the services of fashion and color forecast organizations, and analyzing prior season performance. After the design teams present their ideas, the designers, with the direction of the merchandising team, translate those ideas into a merchandise assortment that reflects the theme of the season. These interpretations include variations in fabric and other materials, product color, decoration and age-appropriate silhouettes. Potential items are designed using computer aided design technology, which allows for a wide range of style and fashion options. Our sourcing teams and Asian offices coordinate the production of prototype samples which enable our merchandising teams to ensure that our merchandise will properly reflect our design concepts. We also work with prototype samples in a simulated in-store environment.

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

        Four times a year, our U.S. sourcing team makes on-site visits to our independent agents and various manufacturers to negotiate product costs, finalize technical specifications for each product and confirm delivery of merchandise manufactured to our specifications. During Fiscal 2008, we engaged approximately 175 independent manufacturers located primarily in Asia. To support our inventory needs and to control merchandise costs, we continue to pursue global sourcing opportunities and consider such factors as product quality, cost, reliability of the manufacturer, service, product lead times, and other factors.

        We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars. We are party to agency agreements with commissioned independent agents who oversee production, assist in sourcing and pre-production approval, provide quality inspection and ensure timely delivery of merchandise. During Fiscal 2008, we purchased approximately 25% of our products through the support of a commissioned, independent agent in Taiwan, and approximately 14% of our products through an independent Hong Kong-based trading company. This trading company is responsible for procurement from wholly-owned facilities as well as contract manufacturers located throughout Asia. In addition, we believe our offices in Hong Kong, Shanghai and New Delhi enable us to obtain more favorable material and manufacturing costs and quickly identify and act on new sourcing and supplier opportunities. Our Asian offices also facilitate our prototype sample production and enable us to foster stronger relationships with our suppliers, manufacturers, agents and trading companies. During Fiscal 2008, we purchased approximately 50% of our total merchandise without the aid of commissioned buying agents or trading companies, and approximately 41% of our total goods were sourced from China. Using our purchase order, advanced shipping notification and tracking systems, our independent agents and our sourcing department actively monitor the status of each purchase order from order confirmation to merchandise receipt.

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

        In addition to our quality control procedures, we administer a social compliance program designed to promote compliance with local legal regulations, as well as ethical and socially responsible business practices. This program is comprised of four components as follows:

  •
  Vendor Code of Conduct—By formally acknowledging and agreeing to our code of conduct, our vendors affirm their commitment to integrate our corporate compliance standards into their manufacturing and sourcing practices. These standards cover the areas of: child labor, forced labor, coercion/harassment, non-discrimination, health and safety, compensation, environment, subcontracting, monitoring & compliance and publication.

  •
  Ongoing Monitoring Program—We administer a corporate monitoring program as performed by our internal social compliance team and/or professional third party auditors who visit factory locations to assess the working conditions in all factories that manufacture The Children's Place products. The Ongoing Monitoring Program involves (1) visual inspection of work facilities and dormitories; (2) interview of factory management regarding policies and practices; (3) interview of factory workers to verify workplace policies and practices; and (4) review of wage, hour, age and other records. At the conclusion of the factory audit/visit, our auditor will review the Corrective Action Plan Acknowledgement Report together with factory management.

  •
  Corrective Action Plan Acknowledgement Report ("CAPAR")—The CAPAR contains findings from the factory visit for each of the areas covered by our standards, a remediation plan for any violations found (if applicable), as well as a re-audit timeframe. If violations are not remediated in accordance with the remediation plan, we cease using that factory or vendor.

  •
  Ongoing Training and Seminars—We continually conduct training programs and seminars to communicate with our internal and external partners regarding the requirements of our program. Additionally, our social compliance team attends third party seminars, industry courses and training in the Corporate Social Responsibility area.

        We require all entities that produce or manufacture The Children's Place merchandise to undergo a Social Compliance audit and, at a minimum, demonstrate compliance with the requirements of our Vendor Code of Conduct. By requiring our manufacturers and suppliers to participate in our social compliance program, we are able to monitor closely whether we are sourcing from factories that operate using safe and humane working conditions, and whether we are working with factory managers that appreciate and support socially responsible practices. Additionally, because our social compliance program requires us to be diligent about changes in local laws and other conditions (e.g., political instability) in the countries where we source, we are able to make informed decisions about where we are sourcing our products and, prior to placing orders, analyze potential risks to our sourcing capabilities arising as a result of factors external to a factory's production capabilities. In the event that external risks to our sourcing capabilities arise with respect to one or more factories, our social compliance program helps to identify such risks early and enables us to source to another factory thereby mitigating the risk and reducing the potential disruption to our business.

Company Stores

        The following section highlights various store information for The Children's Place brand as of January 31, 2009.

Existing Stores

        As of January 31, 2009, we operated a total of 917 The Children's Place stores, most of which are clustered in and around major metropolitan areas, and our internet store at www.childrensplace.com. We have 674 stores located in regional malls, 79 in strip centers, 121 in outlet centers and 43 street stores. The following table sets forth the number of stores in each U.S. state, Puerto Rico and Canadian provinces as of the current and prior fiscal year end:

	Number of Stores
Location	January 31, 2009	February 2, 2008
United States & Puerto Rico
Alabama	9	9
Arizona	18	15
Arkansas	5	5
California	85	82
Colorado	14	14
Connecticut	14	14
Delaware	4	4
District of Columbia	1	—
Florida	47	47
Georgia	22	22
Hawaii	4	4
Idaho	1	1
Illinois	40	41
Indiana	18	18
Iowa	7	6
Kansas	5	5
Kentucky	8	8
Louisiana	13	13
Maine	4	4
Maryland	22	23
Massachusetts	24	25
Michigan	23	23
Minnesota	12	12
Mississippi	7	6
Missouri	14	15
Montana	1	1
Nebraska	2	3
New Hampshire	4	4
New Jersey	45	45
New Mexico	3	3
New York	77	76
Nevada	7	7

North Carolina	20	21
North Dakota	1	1
Ohio	29	30
Oklahoma	3	3
Oregon	9	9
Pennsylvania	49	48
Rhode Island	3	3
South Carolina	13	13
South Dakota	1	1
Tennessee	18	17
Texas	58	57
Utah	7	7
Vermont	1	1
Virginia	18	18
Washington	12	12
West Virginia	1	1
Wisconsin	13	13
Puerto Rico	15	14

Total United States & Puerto Rico	831	824
Canada
Alberta	9	7
British Columbia	11	9
Manitoba	2	2
New Brunswick	3	3
Nova Scotia	2	2
Ontario	40	38
Quebec	17	17
Saskatchewan	2	2

Total Canada	86	80

Total Stores	917	904

Store Concepts

        At The Children's Place, our store concepts consist of "Apple-Maple", "Technocolor" and "Outlet" formats, as follows:

  Apple-Maple—These stores feature light wood floors, fixtures and trim. They are brightly lit, featuring floor-to-ceiling glass windows that allow our colorful fashions to attract customers from the outside. A customized grid system throughout the store's upper perimeter displays featured merchandise, marketing photographs and promotions. The average store is approximately 4,400 square feet and as of January 31, 2009, approximately 51% of our stores were of this concept.

  Technocolor—These stores have an atmosphere that is unique, bright, fun and use color to create boutique-like settings that better differentiate the various departments within the store. These stores also feature wider aisles than the Apple-Maple format for customers with strollers, and more wall space allowing for enhanced merchandise presentation and ease of shopping. The average store is approximately 5,200 square feet and as of January 31, 2009, approximately 37% of our stores were of this concept.

  Outlet—The average store is approximately 6,400 square feet. As of January 31, 2009, approximately 12% of our stores were in this format. Our outlet stores are strategically placed within each market to liquidate clearance merchandise from nearby stores. Given the brand's value orientation, we also sell an assortment of full-priced merchandise in our outlet stores.

Store Expansion Program

        During Fiscal 2008, we opened 26 stores, remodeled 15 and closed 13, compared to opening 54 stores, remodeling 21 and closing 16 in Fiscal 2007. We plan to open approximately 35 stores and remodel approximately 10 Children's Place in the fiscal year ending January 30, 2010 (Fiscal 2009).

        In Fiscal 2007, we launched a new 'store-within-a-store' shoe store during the back-to-school season. As of January 31, 2009, our expanded shoe assortment has been featured in 58 stores and our online store. We are currently evaluating our shoe business and will not commit to expanding it until the concept has been thoroughly proven.

Internet Sales ("e-commerce")

        Our e-commerce business has been growing at a rapid pace, and we expect it to continue to grow in Fiscal 2009. Over the past three years, e-commerce net sales have grown aggregately over 200%. Our e-commerce sales were $88.9 million, $54.5 million, and $40.2 million for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. As a percentage of total net sales, e-commerce revenue was approximately 5.5%, 3.6% and 2.9% for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. Our commitment to our e-commerce business is reflected in a focus on our customer service and brand awareness strategies, as well as our investments in our infrastructure. We use third party resources to fully manage the hosting of our website, while all other fulfillment services are provided in house. By outsourcing the management of our website, we are provided 24/7 support and have immediate scalability to handle increased customer orders. In addition, we are in the process of relocating our fulfillment operations from a 150,000 square foot distribution center to a section of one that is 700,000 square feet, which will provide that same scalability to our fulfillment services.

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

Seasonality

        Our business is subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are dependent upon back-to-school sales at The Children's Place. Our fourth quarter results are dependent upon sales during the holiday season. The following table shows the quarterly distribution, as a percentage of the full year, of net sales and operating income (loss):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2008
Net sales	400.2	338.0	450.6	441.5	1,630.3
As a % of full year	24.5%	20.7%	27.6%	27.1%	100.0%
Operating Income(1)	34.0	4.9	50.9	32.5	122.4
As a % of full year	27.8%	4.0%	41.6%	26.6%	100.0%
Fiscal 2007
Net sales(1)	356.0	290.5	430.6	443.3	1,520.3
As a % of full year	23.4%	19.1%	28.3%	29.2%	100.0%
Operating Income (loss)	29.6	(31.6)	23.3	7.9	29.2
As a % of full year	101.4%	(108.2)%	79.8%	27.1%	100.0%

(1)
Does not add across due to rounding

        For more information regarding the seasonality of our business, refer to Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality.

Marketing

        We build our brand recognition and equity by marketing our products, value message and image primarily through our direct mail program, magazine advertising, store front windows, in-store marketing, and "The Children's Place" private label credit card.

        We view The Children's Place private label credit card as an important marketing and communication tool. Pursuant to a merchant services agreement, private label credit cards are issued to our customers for use exclusively at The Children's Place stores, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Our private label credit card accounts for approximately 15% of The Children's Place net sales. We believe that our private label credit card promotes affinity and loyalty through specialized incentive programs and facilitates communication with such customers through delivery of coupons and promotional materials.

Logistics

        We support the distribution of product to our stores through five strategically located warehouses throughout North America. Our leased warehouse facilities include a 525,000 square foot distribution center in South Brunswick Township, New Jersey; a 250,000 square foot distribution center in Ontario, California; a 95,000 square foot distribution center in Ontario, Canada and a 150,000 square foot online fulfillment center in Secaucus, New Jersey. In addition, we own a 700,000 square foot distribution center in Fort Payne, Alabama, which opened in August 2007 to support projected growth. On occasion, we may operate other leased facilities to support seasonal warehousing needs. As a result of the continued growth in our e-commerce business, the processing of online orders will be relocated from the fulfillment center in Secaucus, New Jersey ("Secaucus Facility") to our warehouse facilities in Fort Payne, Alabama in June of 2009. We anticipate that after this relocation, we will no longer occupy the fulfillment center in Secaucus, New Jersey. As more fully described in Note 17 of the consolidated financial statements, in March 2009, we signed an agreement with our landlord which terminated our lease obligations for the Secaucus Facility.

Competition

        The children's apparel and accessories retail markets are highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.); The Gymboree Corporation; Tween Brands, Inc.; Babies "R" Us and Toys "R" Us (each of which is a division of Toys "R" Us, Inc.); J.C. Penney Company, Inc.; Sears (a division of Sears Holdings Corporation); Kohl's and other department stores as well as discount stores such as Wal-Mart Stores, Inc.; Target Corporation; and K-Mart (a division of Sears Holdings Corporation). In addition, given our expansion into the shoe category, we now compete with stores such as Stride Rite and Payless, as well as smaller shoe retailers. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores.

Trademarks and Service Marks

        "The Children's Place," "babyPLACE," "Place," "The Place," "TCP," "PLC" and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office. The registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in Canada and certain other countries and we are continuing to take steps to register our trademarks in other countries. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.

Government Regulation

        We are subject to all federal, state and local laws and regulations affecting our business, including consumer protection and truth-in-advertising laws and regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the promotion and sale of merchandise and the operation of retail stores. We also are subject to similar international laws and regulations affecting our business. We believe that we are in material compliance with these laws and regulations.

        We are committed to product quality and safety. We focus our efforts to adhere to all applicable laws and regulations affecting our business, including the provisions of the Consumer Product Safety Act (the "CPSA") and the Flammable Fabrics Act, the Textile Fiber Product Identification Act and regulations of the Consumer Products Safety Commission ("CSPC") and various environmental laws and regulations. With the passage of the Consumer Product Safety Improvement Act of 2008 (the "CSPIA") in August 2008, which amended the CPSA, there are new requirements mandated for all children's products. These requirements relate to all metal and painted trim items and certain other raw materials and embellishments used in products for children age 12 and under. Among other things, the CPSIA introduces new regulatory limits, testing, certification, packaging, labeling and advertising and reporting requirements with respect to such products and has increased penalties for violations thereof. While the full scope and impact of the CPSIA is not currently known because it directs the CSPC to create new regulations and procedures on an ongoing basis, we have been working to ensure that our products covered by the CSPIA are appropriately tested to comply with all requirements currently in effect. The compliance with current requirements and any future requirements could be costly, and any failure to comply with such requirements could result in significant penalties, require us to recall products and harm our reputation. See "Risk Factors—The cost of compliance with the Consumer Product Safety Act of 2008 or our inability to comply with such act could have a material adverse effect on our business and results of operations."

        Most of our merchandise is manufactured by factories located outside of the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs, anti-dumping and countervailing duties on imported products including textiles and apparel. We currently are not restricted by any such duties in the operation of our business. While importation of goods from some countries from which we buy our products may be subject to embargo by U.S. customs authorities if shipments exceed quota limits, we currently are not restricted by quotas in the operation of our business. In addition, custom duties and tariffs do not comprise a material portion of the cost of our products.

Employees

        As of January 31, 2009, we had approximately 23,100 employees, of whom approximately 1,500 are based at our corporate offices. We had approximately 3,100 full-time store employees and approximately 18,500 part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

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

        Our website address is www.childrensplace.com. We make available, without charge, through our website, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. References in this document to our website are not and should not be considered part of this Annual Report on Form 10-K, and the information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

ITEM 1A.—RISK FACTORS

        Investors in the Company should consider the following risk factors as well as the other information contained herein:

We depend on generating sufficient cash flow, together with our existing cash balances and availability under our credit facility to fund our ongoing operations, capital expenditures and debt repayment.

        Our ability to fund our ongoing operations, planned capital expenditures and debt repayment obligations will depend on our ability to generate cash flow. Our cash flow is dependent on many factors, including:

  •
  seasonal fluctuations in our net sales and net income, which typically are lowest in the second fiscal quarter;

  •
  the timing of inventory purchases for upcoming seasons, which typically result in increased cash outlays in the second fiscal quarter as we purchase merchandise for the back-to-school season;

  •
  vendor and other supplier terms and related conditions, which may be less favorable to us as a smaller company since our exit from the Disney Store business; and

  •
  general business conditions, economic uncertainty or slowdown, including the recent significant slowdown in the overall economy.

        Some of these factors are beyond our control. It is difficult to assess the impact that the general economic downturn will continue to have on consumer spending and our financial results. However, we believe that it will likely result in reduced spending by our customers, which would reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. In addition, steps that we take to limit cash outlays, such as delaying the purchase of inventory, may not be successful or could delay the arrival of merchandise for future selling seasons, which could reduce our net sales or profitability. If we are unable to generate sufficient cash flow, we may not be able to fund our ongoing operations, planned capital expenditures and debt repayment obligations and may be required to seek additional sources of liquidity.

In prior years, we have experienced deterioration in our profitability. If we are unable to anticipate and respond to merchandise trends, we may again suffer adverse business consequences.

        We have previously experienced deterioration in our sales trends and profitability. Our continued success will depend in part on our ability to anticipate and respond to fashion trends and consumer preferences. Our design, manufacturing and distribution process generally takes up to one year, during which time fashion trends and consumer preferences may change. For the majority of Fiscal 2007, our merchandise was not widely accepted by consumers and, as a result, our sales declined and inventory levels were too high. While we were able to achieve profitability in Fiscal 2008, failure to anticipate, identify or respond to future fashion trends could again adversely affect customer acceptance of our products and require substantial markdowns, which could have a material adverse effect on our profitability and business.

Changes in comparable store sales results from period to period could have a material adverse effect on the market price of our common stock.

        Numerous factors affect our comparable store sales results, including, among others, merchandise assortment, retail prices, fashion trends, weather conditions, macro-economic conditions, the retail sales environment and our success in executing our business strategy. Many of our stores are located in malls, and as such, a decrease in mall traffic could have a negative effect on our sales, which in turn would reduce our comparable store sales. During Fiscal 2008, we reported a comparable store sales increase of 2%, compared to a 3% comparable store sales increase achieved during Fiscal 2007 and a 10% comparable store sales increase achieved during Fiscal 2006. Our monthly comparable store sales results have fluctuated significantly in the past and we anticipate that our monthly comparable store sales will continue to fluctuate in the future, particularly in the current difficult economic climate, which may result in further declines in consumer spending. Moreover, comparable store sales for any particular period may decrease in the future. The investment community often follows comparable store sales results closely and fluctuations in these results may affect the price of our common stock. Accordingly, any significant variations in our comparable store sales results could have a material adverse effect on the market price of our common stock.

Because the trading price of our common stock has significantly declined over the past two years, it is possible that one or more parties may seek to acquire us. There is no assurance that any proposal to acquire us will be made or that a sale of our company will occur, nor has our Board determined that a sale of our company is advisable.

        On February 6, 2008, Ezra Dabah, our former CEO, submitted a letter to our Board of Directors requesting that the Board authorize, pursuant to Section 203 of the Delaware General Corporation Law, Mr. Dabah to enter into one or more agreements with Golden Gate Private Equity, Inc. for the purpose of making a proposal to the Board to acquire our outstanding stock. In response, the Board waived the provisions of Section 203 of the Delaware General Corporation Law with respect to Mr. Dabah's arrangements with Golden Gate Private Equity, Inc., and in addition, consistent with its fiduciary duties, the Board engaged an investment banking firm to act as its financial advisor in undertaking a review of strategic alternatives to improve operations and enhance shareholder value. This review was concluded in February 2009 with no sale of our company having been made. While we may be approached by other parties in addition to Mr. Dabah, there can be no assurance that any proposal to acquire our company will be made by Mr. Dabah or any other party or as to the terms of any such proposal.

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

        In the event that Mr. Dabah, either acting alone or in combination with others, or any other party were to make an offer to acquire our company, the analysis and any negotiations relating to any such offer will likely require substantial time and attention of our Board and senior management that could distract them from focusing on our business, as well as result in significant expense to us.

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

The cost of compliance with the Consumer Product Safety and Improvement Act of 2008 or our inability to comply with such act could have a material adverse effect on our business and results of operations.

        With the passage of the Consumer Product Safety Improvement Act of 2008 (the "CSPIA") in August 2008, there are new requirements mandated for all children's products. These requirements relate to all metal and painted trim items and certain other raw materials and embellishments used in products for children age 12 and under. Among other things, the CPSIA introduces new regulatory limits, testing, certification, packaging, labeling and advertising and reporting requirements with respect to such products and has increased penalties for violations thereof. While the full scope and impact of the CPSIA is not currently known because it directs the Consumer Product Safety Commission ("CSPC") to create new regulations and procedures, we have been working to ensure that our products covered by the CSPIA are appropriately tested to comply with all requirements currently in effect. The cost of compliance with current requirements and any future requirements could have a negative impact on the cost of our products, which could materially adversely affect our results of operations. In addition, any failure to comply with such requirements could result in significant penalties, require us to recall products and harm our reputation, any or all of which would have a material adverse effect on our business and results of operations.

Currency exchange rate fluctuations may adversely affect our business and results of operations.

        The market has recently seen significant volatility in the value of the dollar against other foreign markets and currency. While our business is primarily conducted in U.S. dollars, we purchase substantially all of our products overseas, and we generate significant revenues in Canada. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance.

        Approximately 12% of our consolidated net sales and 12% of our operating expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Additionally, we have foreign currency denominated receivables and payables that when settled, could result in transaction gains or losses. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Therefore, foreign currency fluctuations could have a material adverse effect on our business and results of operations.

Any disruption in, or changes to, our consumer credit arrangements, including our private label credit card agreement with Citibank, N.A., may adversely affect our ability to provide consumer credit and write credit insurance.

        During Fiscal 2008, our private label credit card sales approximated 15.1% of our net sales. Our agreement with Citibank, N.A., which provides financing for our customers to purchase merchandise through our private label credit card, enhances our ability to provide consumer credit. Any disruption in, or change to, this agreement could have a material adverse effect on our business, especially to the extent that it materially limits credit availability to our customer base.

        During fiscal year 2008, total non-private label credit sales, including major credit cards such as Visa, MasterCard, American Express and others, constituted approximately 38.1% of our net sales. The loss or any substantial modification of any of these arrangements could have a material adverse effect on our results of operations or financial condition. During periods of increasing consumer credit delinquencies in the retail industry generally, financial institutions may reexamine their lending practices and procedures. There can be no assurance that increased delinquencies being experienced by providers of consumer credit generally would not cause providers of third party credit offered by us to decrease the availability or increase the cost of such credit, which could have a material impact on our business.

Because we operate certain stores outside the United States and purchase most of our products overseas, some of our revenues, product costs and other expenses are subject to foreign economic risks.

        We have operations in Canada and Puerto Rico. We cannot guarantee that we will be able to address in a timely manner the risks of operating stores in countries outside the U.S. such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements. Our failure to address such risks in a timely manner or at all could adversely affect our business and results of operations.

Because we use foreign manufacturers, an unaffiliated manufacturer's failure to comply with acceptable labor practices could have an adverse effect on our business.

        Our business is subject to the risks generally associated with purchasing from foreign countries, particularly China, from where approximately 41% of our merchandise is imported. Some of these risks are foreign governmental regulations, political instability, currency and exchange risks, quotas on the amounts and types of merchandise which may be imported into the United States and Canada from other countries, pressures from non-governmental organizations, disruptions or delays in shipments and changes in economic conditions in countries in which our manufacturing sources are located. Recent media scrutiny and well-publicized failures of the safety of a wide range of imported products manufactured in China may lead consumers to avoid such goods. We cannot predict the effect that such factors will have on our business arrangements with foreign manufacturing sources. If any of these factors rendered the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources ceased doing business with us for any reason, our business could be materially adversely affected. Our business is also subject to the risks associated with changes in U.S. and Canadian legislation and regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. Such changes or other changes or restrictions with regard to China could have a material adverse impact on our business. We cannot predict whether such changes or other charges or restrictions will be imposed upon the importation of our products in the future.

        We require our independent manufacturers to operate in compliance with applicable laws and our internal requirements. While our purchasing guidelines promote ethical business practices, we do not control these manufacturers or their labor practices. Any violation of labor or other laws by one of the independent manufacturers we use or any divergence of an independent manufacturer's labor practices from standards generally accepted as ethical in the United States and Canada could have a material adverse effect on our business.

We depend on our relationships with unaffiliated manufacturers and independent agents and our inability to maintain these relationships or the failure of these manufacturers or agents to sustain their business in the current economic environment could adversely affect our business and results of operations.

        We do not own or operate any manufacturing facilities, and therefore, are dependent upon independent third parties for the manufacture of all of our products. Our products are currently manufactured to our specifications, pursuant to purchase orders, by approximately 175 independent manufacturers located primarily in Asia. In addition, in Fiscal 2008, we sourced approximately 41% of our merchandise from China. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. We purchased approximately 14% of our products in Fiscal 2008 through a Hong Kong-based trading company, with whom we have no formal written agreement, using negotiated purchase orders. We also purchased approximately 25% of our products in Fiscal 2008 through the support of a single agent in Taiwan, which has an exclusive arrangement with us, but is not obligated to sell exclusively to us. Although we believe that we have established close relationships with our trading company, independent agents and principal manufacturers, the inability to maintain such relationships or to find additional sources to support our current needs and future growth could have a material adverse effect on our business.

        If our trading company, independent agents and principal manufacturers experience negative financial consequences in the current economic environment, the inability to use these sources or find additional financially stable sources to support our current manufacturing needs and future growth in a timely manner could have a material adverse effect on our business.

If we are unable to open and operate new stores successfully, our future operating results will be adversely impacted.

        We anticipate opening approximately 35 The Children's Place stores during fiscal 2009. Our ability to open and operate new stores successfully depends on many factors, including, among others, the availability of suitable store locations, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to successfully integrate new stores into our existing operations, the ability to hire and train store personnel and the ability to recognize and respond to regional and climate-related differences in customer preferences.

        We cannot guarantee that we will achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. In Fiscal 2008, our total store base grew by 1% compared to 4% during Fiscal 2007, and is anticipated to grow at a rate of approximately 3% in fiscal 2009. Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings.

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

        On September 29, 2006, the Division of Enforcement of the SEC initiated an informal investigation into our historic stock option practices, as did the Office of the U.S. Attorney for the District of New Jersey. We have cooperated with these investigations and have briefed both authorities on the results of the Special Committee's investigation. There have been no developments in these matters since that time. We cannot provide assurance that we will not be subject to adverse publicity, regulatory or criminal fines or penalties, as well as other sanctions or other contingent liabilities or adverse customer reactions in connection with this matter.

Pending legal and regulatory actions are inherent in our businesses and could adversely affect our results of operations or financial position or harm our businesses or reputation.

        We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under Item 3. Legal Proceedings of Part I of this Annual Report on Form 10-K. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects.

        Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of our litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position.

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

        The children's apparel retail market is highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.); The Gymboree Corporation; Tween Brands, Inc.;Toys "R" Us, Inc. Babies "R" Us (which is a division of Toys "R" Us, Inc.); J.C. Penney Company, Inc.; Sears (a division of Sears Holdings Corporation); Kohl's and other department stores, as well as discount stores such as Wal-Mart Stores, Inc.; Target Corporation; and K-Mart (a division of Sears Holdings Corporation). In addition, our new store-within-a-store shoe store competes with well-known national retailers such as Stride Rite and Payless as well as smaller shoe retailers. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing and other resources than we have. We may not be able to continue to compete successfully against existing or future competition.

An inability to execute our business strategies could have a negative impact on our sales and expenses, and consequently on our results of operations and cash flows.

        During Fiscal 2008, we discontinued the operations of our Disney Store business, reduced our workforce and reduced our capital expenditures. We also announced plans for Fiscal 2009 that include a relocation of our e-commerce fulfillment center, company-wide cost control initiatives designed to save approximately $20 million of pre-tax expenses, and implemented an inventory strategy to reduce our overall inventory levels. While we believe the strategies employed during Fiscal 2008 have been effective thus far, there can be no assurance that they will continue to be effective, or that our strategies for Fiscal 2009 will be effective. If the relocation of our e-commerce fulfillment center should cause disruptions in our business, if we are unable to realize the desired savings from our cost control initiatives, or if we are not able to maintain proper levels of inventory, or if our investments in capital expenditures are not beneficial, it could have a material adverse effect on our business, operating results and cash flows.

If our landlords should suffer financial difficulty, it could have an adverse effect on our business and results of operations and cash flows.

        Approximately 70% of our stores are located in regional malls. If any of our landlords should suffer financial difficulty, it could render them unable to fulfill their duties under our lease agreements. Such duties include providing a sufficient number of mall co-tenants, common area maintenance, utilities, and payment of real estate taxes. We have certain remedies under our lease agreements, however, the loss of business that could result if a mall should close or if mall traffic were to significantly decline as a result of lost mall tenants or improper care of the facilities could have a material adverse effect on our business, operating results and cash flows.

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

        Certain provisions of our Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and Amended and Restated By-laws (the "By-laws") may have anti-takeover effects and discourage, delay or prevent a takeover attempt that a stockholder might consider in the stockholder's best interest. These provisions include, among other things:

  •
  Classify our Board into three classes, each of which will serve for different three year periods;

  •
  Provide that only the Chairman of the Board or Secretary may call special meetings of the stockholders;

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

        In addition, the Board, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock. Moreover, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, as amended, which would require a two-thirds vote of stockholders for any business combination (such as a merger or sales of all or substantially all of our assets) between us and an "interested stockholder," unless such transaction is approved by a majority of the disinterested directors or meets certain other requirements. On February 6, 2008, Mr. Dabah submitted a letter to the Board of Directors of the Company requesting that the Board authorize, pursuant to Section 203, Mr. Dabah to enter into one or more agreements with Golden Gate Private Equity, Inc. for the purpose of making a proposal to the Board to acquire our outstanding stock. The Board waived the provisions of Section 203 for such purposes and in addition, consistent with its fiduciary duties, the Board engaged an investment banking firm to act as its financial advisor in undertaking a review of strategic alternatives to improve operations and enhance shareholder value. This review was concluded in February 2009 with no sale of our company having been made.

        The existence of these provisions, which inhibit or discourage takeover attempts, could reduce the market value of our common stock.

We are sensitive to economic, regional and other business conditions, which could adversely affect our future operating results and cash flows.

        Our business is sensitive to customers' spending patterns which are subject to prevailing regional and national economic conditions such as consumer confidence, recession, interest rates, energy prices and taxation. The current difficult economic climate has had, and is expected to continue to have, a negative impact on consumer confidence and spending, which could result in lower sales at our stores. Some of the factors influencing this deterioration in consumer spending include fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, higher levels of unemployment, higher consumer debt levels, reductions in net worth based on market declines, home foreclosures and reductions in home values, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally, decline during periods where disposable income is adversely affected or there is economic uncertainty, and this could adversely impact our results of operations. We are, and will continue to be, susceptible to changes in national and regional economic conditions, weather conditions, demographics, hourly wage legislation, consumer preferences and other regional factors.

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

        Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information, such as customer credit card numbers, could be misappropriated, or system disruptions could occur. We are currently in the process of upgrading our systems and procedures to meet the Payment Card Industry ("PCI") data security standards, which require periodic audits by independent third parties to assess compliance. Failure to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment cards. There can be no assurance that we will be able to satisfy PCI security standards. In addition, PCI is controlled by a limited number of vendors who have the ability to impose changes in PCI's fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses.

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

        As is the case with many retailers, we experience seasonal fluctuations in our net sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. For example, in Fiscal 2008, 24%, 21%, 28% and 27% of our consolidated net sales occurred in the first, second, third and fourth quarters, respectively. In most fiscal years, we experience operating losses in the second quarter, while in Fiscal 2008 we experienced minimal income in the second quarter. It is reasonably possible that we will experience second quarter losses in future periods. It is also possible that we could experience losses in other quarters. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales. Our fourth quarter results are heavily dependent upon sales during the holiday season.

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

We may be unable to protect our trademarks and other intellectual property rights.

        We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis. In order to more effectively protect them from infringement and to defend against claims of infringement, the marks are owned by a separate subsidiary whose purpose is to maintain and manage existing and future marks, thereby increasing their value to us. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks and service marks in the United States. Nevertheless, the actions we have taken to establish and protect our trademarks and service marks may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and proprietary rights of others. Also, others may assert rights in, or ownership of, trademarks and other proprietary rights of ours and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

The volatility of our stock price could adversely affect the market price of our common stock.

        Our common stock, which is quoted on the Nasdaq Global Select Market, has experienced and is likely to continue to experience significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, our comparable store sales results, announcements by other retailers, the overall economy, the geopolitical environment and the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Legislative actions and new accounting pronouncements could result in us having to increase our administrative expenses to remain compliant.

        In order to comply with the Sarbanes-Oxley Act of 2002 and any subsequent guidance that may come from the Public Company Accounting Oversight Board ("PCAOB"), future changes in listing standards by Nasdaq, or future accounting guidance or disclosure requirements by the SEC, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which could cause our general and administrative expenses to increase. Any changes in the accounting rules, including legislative and other proposals could increase the expenses we report under U.S. GAAP and affect our operating results.

A major terrorist act that impacts consumer shopping could have a material adverse effect on our business.

        We are dependent upon the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic in the malls where our stores are located. A major terrorist act that decreases the level of mall traffic or other shopping traffic could have a material adverse effect on our business. In addition, military actions could negatively impact mall traffic, which would have a material adverse effect on our business.

Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

        Our business is subject to a wide array of laws and regulations. Significant legislative changes, such as the proposed Employee Free Choice Act ("EFCA"), that impact our relationship with our workforce could increase our expenses and adversely affect our operations. None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various locations. There is no assurance that our employees will not unionize in the future, particularly if legislation is passed that facilitates unionization such as the EFCA. Changes in other regulatory areas, such as consumer credit, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations. Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.

Since a portion of our available cash is located in foreign jurisdictions, if we need such cash to fund domestic needs we may not be able to do so on favorable terms.

        We manage our cash and liquidity within each business according to the country and currency of operations. Because a portion of our cash balances and working capital is located in foreign jurisdictions, we could have a liquidity issue in one country while adequate liquidity exists in other countries. If such a liquidity need were to arise in our domestic operations, there is no guarantee that we would have the ability to make the appropriate intercompany transfer from our foreign subsidiaries on favorable terms and our financial position and results of operations could be materially adversely impacted.

        Although our management has concluded that our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), was effective as of January 31, 2009, we have previously identified material weaknesses in our internal controls. If we are unable to maintain appropriate internal controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in the restatement of our financial statements, harm our operating results, limit our access to credit facilities necessary to fund our operations, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

        Our management evaluated the design and effectiveness of our internal control over financial reporting as of January 31, 2009 and determined that it was effective. However, management reported three material weaknesses and concluded that our internal control over financial reporting was not effective as of February 3, 2007 in controls over the granting of stock options; controls to ensure adherence to certain policies and procedures surrounding our control environment; and controls over the period-end financial close and reporting process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        We have taken remedial actions to address the material weaknesses identified as of February 3, 2007 and concluded that our internal control over financial reporting as of January 31, 2009 was effective. However, if additional material weaknesses in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, our access to credit facilities could be limited and we may be subject to regulatory scrutiny and sanctions and to litigation. Any failure to address any additional material weaknesses in our internal control could also adversely affect the results of future management evaluations regarding the effectiveness of our "internal control over financial reporting" that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control deficiencies could also cause investors to lose confidence in our reported financial information and have a negative effect on the market price of our common stock.

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

Our failure to successfully manage our online business could have a negative impact on our business.

        The operation of our online business depends on our ability to maintain the efficient and uninterrupted operation of our order-taking and fulfillment operations for our online stores. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, computer viruses, human error, changes in programming, natural disasters or adverse weather conditions. Our online business is generally vulnerable to additional risks and uncertainties associated with the Internet, including changes in required technology and other technical failures as well as changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Problems in any of these areas could result in a reduction in sales, increased selling, general and administrative expenses and damage to our reputation and brand.

Tax Matters could impact the Company's Results of Operations and Financial Condition.

        The company is subject to income taxes in both the United States and foreign jurisdictions. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations and financial condition in future periods. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our provision for income taxes and cash tax liability.

ITEM 1B.—UNRESOLVED STAFF COMMENTS

        On January 27, 2009, we received a comment letter (the "Letter") from the Staff of the Securities and Exchange Commission regarding our Form 10-K for the fiscal year ended February 2, 2008 filed April 2, 2008, our Definitive Proxy Statement on Schedule 14A filed May 20, 2008, and our Form 10-Q for the fiscal quarter ended November 1, 2008 filed December 9, 2008. On February 26, 2009, we submitted to the Securities and Exchange Commission our responses to the comments in the Letter. On March 25, 2009, we received a second letter from the Staff containing follow-up comments and questions to certain of our responses (the "Second Letter"). On April 1, 2009, prior to our filing this 10-K, we responded to the Second Letter. All of our proposed disclosure changes included in our responses, where appropriate, have been incorporated into this filing. We do not believe that any of the unresolved Staff's comments would cause a material change to our financial statements, should the Staff, upon review of our responses, have a different conclusion than ours.

ITEM 2.—PROPERTIES

        We lease all of our existing store locations with the lease terms expiring through 2023. The average unexpired lease term for our stores is 4.5 years. The leases for most of our existing stores are for initial terms of 10 years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. We anticipate that we will be able to extend those leases on satisfactory terms as they expire, or relocate to desirable locations.

        The following table sets forth information with respect to our non store leases as of January 31, 2009:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
South Brunswick Township, NJ	Warehouse Distribution Center	525,000	1/31/2016
Ontario, CA	Warehouse Distribution Center	250,000	10/31/2010
Ontario, Canada	Warehouse Distribution Center	95,000	4/30/2014
Fort Payne, AL	Warehouse Distribution Center	700,000	Owned
915 Secaucus Rd, Secaucus, NJ(1)	Corporate Offices, Design, ecommerce Fulfillment Center	200,000	1/31/2012
Two Emerson Lane, Secaucus, NJ(1)	Not in use
East Rutherford, NJ(2)	Corporate Administrative Offices	31,000	6/30/2009
Lyndhurst, NJ(2)	Information Systems	16,000	3/31/2009
Hong Kong, China	Product Support	32,000	4/30/2009
Shanghai, China	Product Support	14,000	7/14/2010
New Delhi, India	Product Support	7,100	3/12/2012

(1)
In March 2009, we entered into an agreement with the landlord of this facility whereby in the fall of 2009 we will be relieved of our existing lease obligations in favor of a new facility located in Secaucus, N.J. See Note 17 of the accompanying consolidated financial statements for further discussion of the agreement.

(2)
In the fall of 2009, employees at this location will be relocated to the new facility mentioned above, and this location will be vacated.

        On occasion, we may operate other leased facilities to support seasonal warehousing needs.

ITEM 3.—LEGAL PROCEEDINGS

        On September 29, 2006, the Division of Enforcement of the SEC informed us that it had initiated an informal investigation into our stock option granting practices. In addition, the Office of the U.S. Attorney for the District of New Jersey has initiated an investigation into our option granting practices. We have cooperated with these investigations and have briefed both authorities on the results of an investigation conducted by a sub-committee appointed by the Board of Directors. There have been no developments in these matters since that time. The Company has not accrued any losses relating to these matters. There can be no assurances that we will not incur any costs or fines, but it is not believed that resolution of these matters would have a material impact on our financial position, results of operations and cash flows.

        On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of the Board of Directors and certain current and former senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of our current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Securities Exchange Act of 1934 (the "Exchange Act") and common law, (iv) caused the Company to issue false and misleading public statements and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint sought money damages, an accounting by the defendants for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The plaintiff filed amended complaints adding, among other things, a claim for securities fraud under SEC rule 10b-5 and additional defendants and claims. In May 2008, the parties entered into a stipulation settlement to resolve this action, which settlement was approved by the court on July 21, 2008. The only monetary portion of the settlement was to pay $0.7 million of attorneys' fees and reimbursement of expenses to plaintiffs' counsel. The majority of this cost was covered by our insurance.

        On September 21, 2007 a second stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain of its current and former senior executives. The complaint alleges, among other things, that certain of the Company's current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company's stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that subsequent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks monetary damages plus interest as well as costs and disbursements of the lawsuit. On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives. This complaint alleges, among other things, that certain of the Company's current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company's stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. According to this complaint, subsequent disclosures establish the misleading nature of these earlier disclosures. This complaint seeks, among other relief, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees. These two actions have been consolidated and the plaintiff filed a consolidated amended class action complaint on February 28, 2008. The Company's motion to dismiss was denied by the court on July 18, 2008. The outcome of this litigation is uncertain and no estimate can be made at this time of any potential loss or range of loss. While we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract our management and directors from the Company's affairs, the costs and expenses of the litigation could have a material adverse effect on the Company's financial position, results of operations and cash flows and an unfavorable outcome could adversely affect the reputation of the Company.

        On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores, LLC in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Ms. Fong and other individuals similarly situated. We filed our answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop's petition for relief filed that same day. The case is currently proceeding against the other defendants and, on December 18, 2008, the Court granted the plaintiff's motion for class certification on the misclassification claim. The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims, we cannot conclude as to the amount of loss or range of loss that might be incurred as a result of this matter, however, we do not believe that such losses could have a material effect our financial position, results of operations and cash flows.

        On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act ("FACTA") and seeks class certification, an award of statutory and punitive damages, attorneys' fees and costs, and injunctive relief. The plaintiff filed an amended complaint on January 25, 2008. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop's petition for relief filed that same day. On March 2, 2009, the Court granted the plainitff's motion to dismiss the Company as a defendant and to replace the Company with its subsidiary, The Children's Place Services Company, LLC. The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims, we cannot conclude as to the amount of loss or range of loss that might be incurred as a result of this matter, however, we do not believe that such losses if incurred could have a material effect on our financial position, results of operations and cash flows.

        We are also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial condition.

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

	High	Low
2008
First Quarter	$27.55	$17.71
Second Quarter	42.59	25.78
Third Quarter	43.40	25.02
Fourth Quarter	34.00	16.45
2007
First Quarter	$58.89	$49.49
Second Quarter	57.89	31.04
Third Quarter	35.43	20.56
Fourth Quarter	30.73	14.92

        On March 26, 2009, the last reported sale price of our common stock was $24.00 per share, the number of holders of record of our common stock was approximately 103 and the number of beneficial holders of our common stock was approximately 9,500.

        We have never paid dividends on our common stock. Our Board presently intends to retain any future earnings to finance our operations and the expansion of the Company. Our credit facilities prohibit or limit significantly any payment of dividends and limit the amount of purchases of our common stock. Pursuant to restrictions imposed by our equity plan during black-out periods, we withhold and retire shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients. Our payment of the withholding taxes in exchange for the shares constitutes a purchase of our common stock. During Fiscal 2008, we retired approximately 27,000 shares and made related withholding tax payments of approximately $0.6 million. Aside from this activity, we do not have a share buyback program. Any determination in the future to pay dividends or purchase any of our common stock under a share buyback program will depend upon our earnings, financial condition, cash requirements, future prospects, covenants in our credit facilities and any future debt instruments and such other factors as the Board deems appropriate at the time.

Performance Graph

        The following graph compares the cumulative stockholder return on our common stock with the return on the Total Return Index for the NASDAQ Stock Market (US) and the NASDAQ Retail Trade Stocks. The graph assumes that $100 was invested on January 30, 2004.

Equity Plan Compensation Information

        The following table provides information as of January 31, 2009, about the shares of our Common Stock that may be issued upon exercise of options granted to employees or members of our Board under all of our existing equity compensation plans, including our 1997 Stock Option Plan and 2005 Equity Plan.

				COLUMN (C)
	COLUMN (A)		COLUMN (B)	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Plan Category	Securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options
Equity Compensation Plans Approved by Security Holders	1,186,512	(1)	$31.73	1,100,871	(2)
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A	N/A

Total	1,186,512		$31.73	1,100,871

(1)
Amount consists of 1,047,012 shares issuable under our 1997 Stock Option Plan and 139,500 shares issuable under our 2005 Equity Plan

(2)
Effective upon approval of our 2005 Equity Plan by our stockholders, we agreed not to make any further grants under our 1996 Stock Option Plan and 1997 Stock Option Plan, thus all securities remaining available for future issuance relate to our 2005 Equity Plan. Excluded from this amount are approximately 463,000 shares issuable upon vesting of deferred stock awards and approximately 141,000 shares issuable upon vesting of performance awards, assuming the performance awards are earned at 100%. If it is estimated that the performance awards will be earned at 200%, the amount of securities remaining available for future issuances under equity compensation plans, excluding outstanding stock options would be 959,871.

ITEM 6.—SELECTED FINANCIAL DATA

        The Children's Place is a leading specialty retailer of children's merchandise. As of January 31, 2009 we owned and operated 917 The Children's Place stores across North America and an online store at www.childrensplace.com. The following table sets forth certain historical financial and operating data for The Children's Place Retail Stores, Inc. and its subsidiaries. The statement of operations data for the three fiscal years ended January 31, 2009, and the balance sheet data as of January 31, 2009 and February 2, 2008 have been derived from the audited financial statements presented elsewhere herein. The statement of operations data for the two fiscal years ended January 28, 2006, the balance sheet data as of February 3, 2007, January 28, 2006 and January 29, 2005, and all other data presented herein, have not been audited. The information contained in this table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and notes thereto included elsewhere herein.

	Fiscal Year Ended(1)
Statement of Operations Data (in thousands, except per share data):	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005
Net sales	$1,630,323	$1,520,329	$1,405,429	$1,171,036	$994,125
Cost of sales	958,510	924,187	794,985	663,737	592,295

Gross profit	671,813	596,142	610,444	507,299	401,830
Selling, general and administrative expenses	471,302	479,142	435,758	354,765	291,705
Asset impairment charges(2)	6,491	16,565	418	244	164
Other costs(3)	213	5,870	—	—	—
Depreciation and amortization	71,410	65,326	57,964	51,236	49,049

Operating income	122,397	29,239	116,304	101,054	60,912
Interest income (expense), net	(4,939)	(366)	2,707	(753)	(178)

Income from continuing operations before income taxes	117,458	28,873	119,011	100,301	60,734
Provision for income taxes	43,523	18,913	34,740	37,774	23,729

Income from continuing operations	73,935	9,960	84,271	62,527	37,005
Diluted income per common share from continuing operations	2.50	0.34	2.82	$2.18	$1.34
Selected Operating Data for Continuing Operations:
Number of stores open at end of period	917	904	866	802	750
Comparable store sales increase(4)	2%	3%	10%	9%	16%
Average net sales per store(5)	$1,703	$1,654	$1,643	$1,488	$1,344
Average square footage per store(6)	4,914	4,733	4,647	4,536	4,528
Average net sales per gross square foot(7)	$350	$355	$361	$329	$300
Balance Sheet Data (in thousands):
Working capital(8)	$312,595	$200,381	$282,049	$230,052	$178,956
Total assets(9)	939,757	997,537	936,985	758,170	614,067
Long-term debt	55,000	—	—	—	—
Stockholders' equity	547,879	472,233	521,787	395,650	303,124

(1)
All periods presented were 52-week years, except for Fiscal 2006 which was a 53-week year.

(2)
Asset impairment charges generally relate to underperforming stores. In Fiscal 2007, we also recorded an impairment charge of $14.8 million related to our decision to cease construction on our Emerson Lane administrative office building.

(3)
Other costs include $5.9 million in lease exit costs related to our decision not to proceed with the construction of the Emerson Lane administrative office building. (See Note 1-in the Consolidated Notes to the Financial Statements).

(4)
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

(7)
Average net sales per gross square foot represent net sales from stores open throughout the full period divided by the gross square footage of such stores.

(8)
Working capital is calculated by subtracting the Company's current liabilities from its current assets.

(9)
Beginning in Fiscal 2007, the Company began reclassifying its cash disbursement account overdraft balance from accounts payable to cash, to the extent a right of offset exists. All prior periods have been restated to conform to this presentation. As a result, total assets as of February 3, 2007, January 28, 2006, and January 29, 2005, were reduced by $2.5 million, $5.8 million and $3.8 million, respectively.

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

OVERVIEW

Our Business

        We are a leading specialty retailer of children's apparel and accessories. We design, contract to manufacture and sell high-quality, value-priced merchandise under our proprietary "The Children's Place" brand name. Our objective is to deliver high-quality merchandise at value prices. As of January 31, 2009, we owned and operated 917 stores across North America and an online store at www.childrensplace.com.

The Disney Store Business

        After a thorough review of the Disney Store business, its potential earnings growth, its capital needs and its ability to fund such needs from its own resources, the Company announced on March 20, 2008 that it had decided to exit the Disney Store business. Our subsidiaries that operated the Disney Store business are referred to herein interchangeably and collectively as "Hoop".

        After assessing the above factors and considering Hoop's liquidity, Hoop's Board of Directors determined that the best way to complete an orderly wind-down of Hoop's affairs was for Hoop to seek relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On March 26, 2008, Hoop Holdings, LLC, Hoop Retail Stores, LLC and Hoop Canada Holdings, Inc. each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court") (Case Nos. 08-10544, 08-10545, and 08-10546, respectively, the "Cases"). On March 27, 2008, Hoop Canada, Inc. filed for protection pursuant to the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) ("Canadian Bankruptcy Court") (Court File No. 08-CL-7453, and together with the Cases, the "Filings"). Each of the foregoing Hoop entities are referred to collectively herein as the "Hoop Entities."

        After receiving the approval of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, on April 30, 2008, Hoop transferred the Disney Store business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of Disney in an asset sale (the "Sale"), pursuant to an asset purchase agreement dated as of April 3, 2008 among the Hoop Entities and affiliates of Disney (the "Sale Agreement") and section 363 of the Bankruptcy Code (and a similar provision under the CCAA.) Upon closing, affiliates of Disney paid approximately $61.6 million, including certain post-closing adjustments, for the acquired assets of the Disney Store business. The proceeds received from the Sale are included in the assets of the Hoop Entities' for distribution to their creditors pursuant to the plan of reorganization that was approved by the U.S. Bankruptcy Court on December 15, 2008 (the "Plan"). A similar plan was approved by the Canadian Bankruptcy Court.

        According to the terms of the Sale, Hoop transferred 217 Disney Stores to affiliates of Disney and granted such affiliates the right to operate and wind-down the affairs of the remaining stores. The lease obligations associated with the stores that were not sold were rejected and resulting damage claims were administered pursuant to the Plan.

        In April 2008, the Company entered into a settlement and release of claims agreement with Hoop and the official committee of unsecured creditors in the Cases (the "Settlement Agreement"), which was approved by the U.S. Bankruptcy Court on April 29, 2008. Under the Settlement Agreement, the Company agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against the Hoop Entities. Such claims included intercompany charges for shared services of approximately $24.9 million, a capital contribution made on March 18, 2008 of approximately $8.3 million, payment of severance and other employee costs for the Company's employees servicing Hoop of approximately $7.9 million, and $7.0 million of professional fees and other costs the Company has incurred during the Cases, as well as claims that might be asserted against the Company in the Cases. As of January 31, 2009, the Company has paid approximately $44 million related to the Settlement Agreement, and has remaining accruals of $4.1 million, primarily for severance, legal claims and related costs.

        On December 15, 2008, the U.S. Bankruptcy Court approved the Plan, pursuant to which the Hoop Entities that were U.S. debtors were dissolved and all assets and liabilities were transferred to a trust (the "Trust"), which is overseen by a trustee appointed by the U.S. Bankruptcy Court under the Plan and a trust oversight committee. Hoop Canada, Inc., which currently remains under the jurisdiction of the Canadian Bankruptcy Court, has not yet been legally dissolved but is a wholly owned subsidiary of the Trust and is effectively part of the Trust's assets.

        In accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), the Disney Store business has been segregated from continuing operations and included in "Discontinued operations, net of taxes" in the consolidated statements of operations. In discontinued operations, the Company has reversed its allocation of shared services to the Disney Stores and has charged discontinued operations with the administrative and distribution expenses that were directly attributable to the Disney Stores.

        Upon effectiveness of the Plan, the Company has deconsolidated all Hoop Entities. As a result, all intercompany balances, including investments in subsidiaries, have been eliminated, and the net liabilities in excess of assets transferred have resulted in a $25.5 million gain on the relief of indebtedness of the Hoop Entities. The Company may continue to incur charges related to the wind-down of the Disney Store business and such costs will be expensed through discontinued operations as incurred.

        During Fiscal 2008, we reported net income from discontinued operations of $8.4 million, which included a $22.2 million pre-tax gain on the Sale, a $25.5 million pre-tax gain on the relief of indebtedness of the Hoop Entities, as noted above, largely offset by pre-tax operating losses of $13.4 million and restructuring charges of $18.5 million.

Operating Highlights

        Net sales in Fiscal 2008 increased $110.0 million, or 7%, to $1.630 billion, compared to net sales of $1.520 billion reported in Fiscal 2007. During Fiscal 2008, our comparable store sales increased 2% compared to a 3% increase in Fiscal 2007. We define comparable store sales as net sales from stores that have been open at least 14 full months and that have not been substantially remodeled during that time. In Fiscal 2008, we opened 26 stores, remodeled 15 stores and closed 13 stores.

        Based on information from NPD Group, a consumer and retail market research firm, we believe our market share of children's apparel for The Children's Place brand increased to 3.9% in Fiscal 2008 from 3.6% in Fiscal 2007.

        During Fiscal 2008, we reported income from continuing operations of $73.9 million, or $2.50 per diluted share, as compared to income from continuing operations of $10.0 million, or $0.34 per diluted share, in Fiscal 2007. During Fiscal 2008, the following factors significantly impacted our business:

  •
  Lower markdowns, partially offset by lower initial mark-up on inventory and higher levels of shrink;

  •
  Reductions in selling, general and administrative expenses;

  •
  The decrease in value of the Canadian dollar versus the U.S. Dollar; and

  •
  A downturn in the U.S. economic environment, particularly during the fourth quarter holiday season.

        Additionally, income from continuing operations in Fiscal 2008 included:

  •
  Approximately $11.6 million of transition service income, net of variable expenses, related to administrative and distribution services provided to affiliates of Disney's as part of the Sale.

  •
  Approximately $6.5 million in impairments related to underperforming stores (refer to Note 4—Property and Equipment in the accompanying consolidated financial statements for more information).

        We have subsidiaries in Canada, Hong Kong and Shanghai whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes the average translation rates impacting our operating results, and the resulting effect of related rate changes on net sales, gross profit and income from continuing operations, for each fiscal year presented in our consolidated statements of operations:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Average Translation Rates(1)
Canadian Dollar	0.9301	0.9465	0.8812
Hong Kong Dollar	0.1285	0.1282	0.1287
China Yuan Renminbi	0.1446	0.1323	0.1257
Effect on Operating Results (in millions)
Net sales(2)	$(7.2)	$14.6	$8.7
Gross profit	(2.9)	7.7	4.4
Income before taxes	(0.7)	3.0	1.7

    (1)
    The average translation rates are the average of the 12 monthly translation rates used during each fiscal year to translate the respective income statements. The rates represent the U.S. dollar equivalent of each foreign currency.

    (2)
    Net sales are affected only by the Canadian Dollar translation rates.

        In addition to the translation impact noted above, the gross margin of our Canadian subsidiary is also impacted by its purchases of inventory in U.S. Dollars. The effect of these purchases on Fiscal 2008 is approximately $1.1 million.

        During Fiscal 2008, our gross margin (gross profit expressed as a percentage of sales) from continuing operations improved by approximately 200 basis points due primarily to reduced markdowns resulting from a reduction in inventory levels, an improved merchandise assortment and a better balance of product on hand, partially offset by an increase in shrink levels.

        In July 2008, we entered into an $85 million term loan agreement and a new credit facility agreement. These new borrowing arrangements provide us with additional working capital and greater borrowing flexibility. Refer to Note 5—Credit Facilities and Note 6—Term Loan in the accompanying consolidated financial statements for additional information regarding amendments to our credit facilities.

CRITICAL ACCOUNTING POLICIES

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reported period. Actual results could differ from our estimates. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating the financial results include the following:

        Inventory Valuation—Merchandise inventories are stated at the lower of average cost or market, using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio, for each merchandise department, to the retail value of inventories. An initial mark-up is applied to inventory at cost to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. At any one time, inventories include items that have been marked down to our best estimate of the lower of their cost or fair market value and an estimate of our inventory shrinkage.

        We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item. We estimate sell-through rates based upon historical and forecasted information. Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts. Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand. Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them. Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements. Our historical estimates have not differed materially from actual results; however, a 10% difference in our markdown reserve as of January 31, 2009 would have impacted net income by approximately $0.8 million. Our markdown reserve balance at January 31, 2009 and February 2, 2008 was $13.1 million and $11.4 million, respectively.

        Additionally, we adjust our inventory based upon an annual physical inventory, which is taken during the last quarter of the fiscal year. Based on the results of our historical physical inventories, an estimated shrink rate is used for each successive quarter until the next annual physical inventory, or sooner if facts or circumstances should indicate differently. A 100 basis point difference in our shrinkage rate at retail could impact each quarter's net income by approximately $0.7 million.

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

  Stock Options

        During Fiscal 2008, we ceased issuing stock options in favor of deferred stock awards. The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date. Application of other assumptions could have resulted in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in our financial statements. Additionally, we estimate a forfeiture rate for those awards not expected to vest. While actual forfeitures could vary significantly from those estimated, a 10% difference would not have a material impact on our net income.

  Restricted Stock, Deferred Stock and Performance Awards

        We grant restricted shares and deferred stock awards to our employees and non-employee directors and performance awards to certain key members of management. The fair value of these awards is based on the average of the high and low selling price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% difference would impact our net income by $0.5 million. In addition, the number of performance shares earned is dependant upon our operating results over a specified time period. The expense for performance shares is based on an estimate of the number of shares we think will vest based on our earnings-to-date plus our estimate of future earnings for the performance period. To the extent that actual operating results differ from our estimates, future performance share compensation expense could be materially different. The impact on our equity compensation expense resulting from a 10% change in our projected future earnings would not have a material impact on our net income.

        Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits. We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations. Our historical estimates have not differed materially from actual results; however, a 10% difference in our insurance reserves as of January 31, 2009 would have impacted net income by approximately $0.8 million.

        Impairment of Long-Lived Assets—We periodically review our long-lived assets when events indicate that their carrying value may not be recoverable. Such events include a history trend or projected trend of cash flow losses or a future expectation that we will sell or dispose of an asset significantly before the end of its previously estimated useful life. In reviewing for impairment, we group our long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In that regard, we group our assets into two categories; corporate-related and store-related. Corporate-related assets consist of those associated with our corporate offices, distribution centers and our information technology systems. Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment and lease related assets associated with individual stores.

        For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis. For each of these stores, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. We primarily determine fair market value to be the discounted future cash flows associated with those assets. In evaluating future cash flows, we consider external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends. Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. Historically, less than 2% of our stores required impairment charges in any one year. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material. At January 31, 2009, the average net book value per store was $0.2 million.

        Income Taxes—We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.

        We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

        Prior to 2007 the Company determined its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Newly Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on our consolidated balance sheets and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on our consolidated balance sheets and results of operations.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., "basis points"). For example, our selling, general and administrative expenses decreased approximately 260 basis points to 28.9% of net sales during the fiscal year ended January 31, 2009 from 31.5% during the fiscal year ended February 2, 2008. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., "leveraging"), the more efficiently we have utilized the investments we have made in our business. Conversely, if our costs grow at a faster pace than our sales (i.e., "de-leveraging"), we have less efficiently utilized the investments we have made in our business.

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.8	60.8	56.6

Gross profit	41.2	39.2	43.4
Selling, general and administrative expenses	28.9	31.5	31.0
Asset impairment charge	0.4	1.1	—
Other costs	—	0.4	—
Depreciation and amortization	4.4	4.3	4.1

Operating income	7.5	1.9	8.3
Interest income (expense), net	(0.3)	—	0.2

Income from continuing operations before income taxes	7.2	1.9	8.5
Provision for income taxes	2.7	1.2	2.5

Income from continuing operations	4.5	0.7	6.0
Income (loss) from discontinued operations, net of income taxes	0.5	(4.6)	0.2

Net income (loss)	5.1%	(3.9)%	6.2%

Number of stores in continuing operations, end of period	917	904	866

Note: Table may not add due to rounding.

Year Ended January 31, 2009 Compared to Year Ended February 2, 2008

        Net sales increased $110.0 million, or 7%, to $1.630 billion during Fiscal 2008 from $1.520 billion during Fiscal 2007. Comparable store sales increased 2% compared to a 3% comparable store sales increase in Fiscal 2007 and contributed $29.0 million to our net sales increase in Fiscal 2008. E-commerce sales increased $34.4 million during Fiscal 2008. Net sales from our new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $46.6 million. Fluctuations in foreign exchange rates had the effect of reducing our Fiscal 2008 net sales by $7.2 million compared to Fiscal 2007.

        Our 2% comparable store sales increase was primarily the result of a 2% increase in our average dollar transaction size while the number of units per transaction remained constant. Our higher dollar transaction size was driven primarily by higher average retail prices, reflecting the decreased markdowns during Fiscal 2008. During Fiscal 2008, we achieved our strongest comparable store sales increases in the Metro NY, Northeast, Mid Atlantic and Southwest regions, partially offset by decreases in comparable store sales in the West and Canada. The decrease in Canada's comparable store sales was driven primarily by a lower foreign exchange rate in Fiscal 2008. Excluding the effect of foreign currency, Canada's comparable store sales were flat. By department, Accessories and Boys reported the strongest comparable store sales increases, partially offset by flat comparable store sales in Girls and a low to mid single-digit comparable store sales decrease in the Newborn department. We reported high single-digit comparable store sales in our outlets and street stores, while comparable store sales in our mall locations were flat.

        During Fiscal 2008, we opened 26 The Children's Place stores, which included 19 stores in the United States, 6 stores in Canada and 1 store in Puerto Rico. We closed 13 The Children's Place stores in Fiscal 2008, all in the United States.

        Gross profit increased by $75.7 million to $671.8 million during Fiscal 2008 from $596.1 million in Fiscal 2007. Gross margin increased 200 basis points to 41.2% during Fiscal 2008 from 39.2% during Fiscal 2007. This increase in gross margin resulted primarily from lower markdowns of approximately 230 basis points, lower production, design, buying and other internal costs of approximately 30 basis points, partially offset by a lower initial markup of approximately 10 basis points, increased inventory shrinkage of approximately 20 basis points, and higher distribution costs of approximately 30 basis points. Decreased markdowns resulted from lower inventory levels, an improved merchandise assortment and a better balance of product on hand.

        Selling, general and administrative expenses decreased $7.8 million to $471.3 million during Fiscal 2008 from $479.1 million during Fiscal 2007. As a percentage of net sales, selling, general and administrative expenses decreased approximately 260 basis points to 28.9% during Fiscal 2008 from 31.5% during Fiscal 2007. This decrease benefited from the following items, which we consider to be unusual:

  •
  Fiscal 2008 included:

  •
  Approximately $11.6 million or 70 basis points of transition service income, net of variable expenses, related to administrative and distribution services provided to affiliates of Disney as part of the Sale;

  •
  Approximately $2.3 million or 10 basis points of gain related to the sale of a store lease; and

  •
  Professional fees, net of recoveries, of approximately $3.1 million, or 20 basis points, primarily legal costs related to the stock option investigation and strategic review.

  •
  Fiscal 2007 included:

  •
  Professional fees, of approximately $10.2 million or 70 basis points, which included $6.7 million of legal, consulting and audit fees related to the stock option investigation, $1.9 million of legal and consulting fees related to our strategic review, and $1.7 million of legal fees related to the special investigation;

  •
  Severance costs of approximately $4.7 million or 30 basis points related to the resignations of our former CEO and a brand president and;

  •
  Stock compensation expense of approximately $3.0 million or 20 basis points related to the modification of certain stock awards in conjunction with the stock option investigation,

        Excluding the effect of the above, selling, general and administrative expenses increased approximately $21.0 million, but as a percentage of net sales, decreased approximately 80 basis points. We were able to leverage these expenses primarily as a result of the following:

  •
  Favorable variances include:

  •
  Store payroll and benefit costs increased $6.8 million but as a percentage of sales, decreased approximately 50 basis points. This leveraging was the result of increased comparable store sales coupled with no increase in units per sale;

  •
  Store supplies decreased approximately $4.0 million, or 40 basis points. This decrease resulted primarily from a decrease in the cost of our bags and gift boxes, as well as the increase in our average retail price;

  •
  Administrative payroll decreased approximately $0.6 million, or 30 basis points, resulting from a decrease in headcount during Fiscal 2008;

  •
  Marketing expenses decreased approximately $1.0 million and 30 basis points, which was primarily attributable to a reduction in our direct mailing programs; and

  •
  Preopening expenses decreased approximately $7.7 million, or 50 basis points, resulting from opening 28 fewer stores in Fiscal 2008 compared to Fiscal 2007.

  •
  The above favorable variances were partially offset by the following unfavorable variances:

  •
  Incentive bonus increased approximately $9.4 million or 60 basis points resulting from better operating results in Fiscal 2008 compared to Fiscal 2007, thus a higher bonus was earned;

  •
  Foreign currency transaction losses of $2.7 million in Fiscal 2008 compared to transaction gains of $1.9 million in Fiscal 2007 resulted in a de-leverage of approximately 30 basis points. This was due to unfavorable changes in foreign currency rates, primarily the Canadian Dollar;

  •
  Information technology costs increased approximately $3.2 million or 20 basis points, resulting from upgrading and expanding our information infrastructure, including our procurement and e-commerce systems; and

  •
  Equity compensation, exclusive of the unusual amount noted above, increased $4.5 million, or 30 basis points. This increase resulted from the issuance of stock awards during the fourth quarter of Fiscal 2007, after a one year moratorium on stock awards resulting from the stock option investigation. Additionally, most stock awards issued prior to Fiscal 2006 had their vesting accelerated prior to Fiscal 2006.

        During Fiscal 2008, we recorded asset impairment charges of $6.5 million, compared to $16.6 million during Fiscal 2007. Asset impairment charges in Fiscal 2008 relate to 18 underperforming stores. Asset impairment charges in Fiscal 2007 included $14.8 million related to our decision to cease construction of our Emerson Lane administrative office building and $1.8 million related to 12 underperforming stores.

        During Fiscal 2007, we recorded other costs of $5.9 million related to our decision to exit the Emerson Lane administrative office lease. In Fiscal 2008, we recorded $0.2 million of related interest accretion.

        Depreciation and amortization was $71.4 million, or 4.4% of net sales, during Fiscal 2008, compared to $65.3 million, or 4.3% of net sales, during Fiscal 2007. The $6.1 million increase in depreciation expense in Fiscal 2008 was due primarily to our new stores and remodels, as well as investments made in our distribution facilities.

        Interest expense, net, was $4.9 million in Fiscal 2008, compared to $0.4 million in Fiscal 2007. In July 2008, we closed on an $85 million term loan, and as a result, our weighted average debt outstanding increased approximately $19.6 million. In addition, our weighted average effective interest rate for Fiscal 2008 was approximately 9.7% compared to approximately 7.2% in Fiscal 2007. Other factors contributing to the increase in interest expense include: $0.6 million of capitalized interest in Fiscal 2007 versus none in Fiscal 2008, a $0.5 million increase in amortization of deferred financing costs, and a $0.6 million decrease in interest income resulting primarily from the sale of all of our short term investments during Fiscal 2007.

        Our provision for income taxes was approximately $43.5 million during Fiscal 2008, compared to $18.9 million during Fiscal 2007, and our effective tax rate was 37.1% in Fiscal 2008, compared to 65.5% in Fiscal 2007. The increase in the provision for income taxes was due primarily to the $88.6 million increase in income from continuing operations before income taxes. The decrease in the effective tax rate resulted primarily from a discretionary item in the fourth quarter of Fiscal 2007; we provided $6.1 million of U.S. taxes related to a cash dividend of approximately $45 million from our Hong Kong subsidiary.

        Income from discontinued operations, net of income taxes, in Fiscal 2008 was approximately $8.4 million compared to a loss from discontinued operations, net of income taxes, of approximately $69.5 million during Fiscal 2007. The income in Fiscal 2008 is due primarily to a $22.2 million pre-tax gain on the Sale, and a $25.5 million gain on the relief of indebtedness of the Hoop Entities. The loss in Fiscal 2007 includes a pre-tax $80.3 million impairment charge taken on the Disney Store assets.

        Due to the factors discussed above, we recorded net income of $82.4 million in Fiscal 2008, compared to a net loss of $59.6 million in Fiscal 2007.

Year Ended February 2, 2008 Compared to Year Ended February 3, 2007

        Net sales increased $114.9 million, or 8%, to $1.520 billion during Fiscal 2007 from $1.405 billion during Fiscal 2006. Since Fiscal 2006 was a 53-week year, with the extra week contributing approximately $21.4 million in net sales, Fiscal 2007 net sales increased approximately $136.3 million on a comparable 52-week basis. Comparable store sales increased 3% compared to a 10% comparable store sales increase in Fiscal 2006 and contributed $32.4 million to our net sales increase in Fiscal 2007. Net sales from our new stores, as well as other stores that did not qualify as comparable stores, increased our sales by $104.9 million. Our closed stores partially offset our consolidated sales increase by approximately $1.0 million. Fluctuations in foreign exchange rates had the effect of increasing our Fiscal 2007 net sales by $14.6 million compared to Fiscal 2006.

        Our 3% comparable store sales increase was primarily the result of a 4% increase in the number of comparable store sales transactions, partially offset by a 1% decrease in our average dollar transaction size. Our lower dollar transaction size was driven primarily by lower average retail prices, reflecting the increased markdowns we took to clear inventory, offset partially by an increase in the number of items sold in each transaction. During Fiscal 2007, we achieved our strongest comparable store sales increases at The Children's Place business in the Metro NY, Canada, Rocky Mountain and Southwest regions, partially offset by low single-digit comparable store sales decreases in the Southeast and Midwest. By department, Accessories and Boys reported the strongest comparable store sales increases, partially offset by low single-digit comparable store sales decreases in the Girls and Newborn departments. All store types reported comparable store sales increases, except for our "C" mall stores.

        During Fiscal 2007, we opened 54 The Children's Place stores, 44 in the United States, eight in Canada and two in Puerto Rico. We closed 16 The Children's Place stores in Fiscal 2007.

        Gross profit decreased by $14.3 million to $596.1 million during Fiscal 2007 from $610.4 million during Fiscal 2006. As a percentage of net sales, gross profit decreased 420 basis points to 39.2%

during Fiscal 2007 from 43.4% during Fiscal 2006. This decrease in consolidated gross profit, as a percentage of net sales, resulted primarily from higher markdowns of approximately 380 basis points, higher distribution costs of approximately 40 basis points, and increased inventory shrinkage of approximately 30 basis points, partially offset by a higher initial markup of approximately 40 basis points. Significant markdowns were required to sell through inventory that we purchased to support a higher comparable store sales increase than we experienced and to clear through merchandise that did not resonate with our customers.

        Selling, general and administrative expenses increased $43.3 million to $479.1 million during Fiscal 2007 from $435.8 million during Fiscal 2006. As a percentage of net sales, selling, general and administrative expenses increased approximately 50 basis points to 31.5% during Fiscal 2007 from 31.0% during Fiscal 2006. Selling, general and administrative expenses were unfavorably impacted in Fiscal 2007 primarily as a result of:

  •
  Higher store payroll and benefit costs of approximately $19.3 million, or approximately 40 basis points, which reflect an increase in the number of stores and lower sales per store;

  •
  Higher administrative payroll and benefit costs which approximated $8.8 million, or approximately 20 basis points, which reflects an increase in our infrastructure primarily to support shared services as well as an increase in the number of stores;

  •
  Higher store supplies costs approximated $6.8 million, or approximately 30 basis points. A significant portion of our store supply increase related to increased bag costs, reflecting our increased units sold during Fiscal 2007 compared to Fiscal 2006;

  •
  Higher severance costs of approximately $4.6 million, or approximately 20 basis points. We incurred severance costs of approximately $4.7 million in Fiscal 2007 due to the resignation of our former CEO and the President of the Children's Place business;

  •
  Higher utility and variable store expenses of approximately $5.5 million, or approximately 10 basis points. The higher utility expenses result primarily from the opening of our new distribution center in Alabama;

  •
  Costs associated with our strategic alternatives initiatives approximated $2.2 million, or approximately 10 basis points, which includes $1.7 million of consulting and legal fees associated with assessing alternatives for the Disney Stores business and related implications to The Children's Place business, and $0.5 million of consulting fees relating to a review of our shared service cost structure; and

  •
  Increased marketing of approximately $4.2 million, which was leveraged as a percentage of net sales, due to increased marketing efforts to promote our brands primarily through our direct mailing programs.

        As a percentage of net sales, these increases in selling, general and administrative expenses were partially offset by:

  •
  Lower store and management incentive bonuses of approximately $8.5 million, or approximately 60 basis points resulting from a decrease in operating profits;

  •
  Lower stock and special investigation fees of approximately $4.7 million or approximately 30 basis points;

  •
  During Fiscal 2007 stock option and special investigation costs approximated $11.4 million, or approximately 50 basis points, and included;

  •
  Legal, forensic accounting and other professional fees of $7.3 million;

      •
      Non-cash compensation expense associated with option terms that were extended due to the suspension of option exercises during the investigation, which approximated $1.9 million;

      •
      Incremental external audit fees of approximately $1.3 million;

      •
      A tender offer to re-price stock options to re-mediate adverse tax consequences approximated $0.9 million.

    •
    During Fiscal 2006, stock option investigation fees approximated $16.1 million, or 80 basis points, and included;

    •
    Legal, forensic accounting and other professional fees of $8.1 million;

    •
    The tax consequences associated with discounted employee stock options, which approximated $6.3 million;

    •
    Non-cash compensation expense associated with option terms that were extended due to the suspension of option exercises during the investigation, which approximated $1.7 million.

  •
  Lower legal settlement expenses of approximately $1.9 million, or approximately 10 basis points, primarily due to the settlement of two class action litigations during Fiscal 2006.

        During Fiscal 2007, we recorded asset impairment charges of $16.6 million, or approximately 1.1% of net sales, compared to asset impairment charges of $0.4 million during Fiscal 2006. During Fiscal 2007, our $16.6 million in asset impairment charges were comprised of $14.8 million in impairments related to our decision to cease construction of our Emerson Lane administrative office building and $1.8 million of impairment related to 12 underperforming The Children's Place stores. The impairment of the Emerson Lane administrative office reflects our decision to cease construction on the project and to seek a sublease for this space. During Fiscal 2006, our asset impairment charges of $0.4 million related to the write down of leasehold improvements and fixtures in five underperforming The Children's Place stores.

        During Fiscal 2007, we recorded other costs of $5.9 million, or 0.4% of net sales related to our decision to exit the Emerson Lane administrative office lease.

        Depreciation and amortization was $65.3 million or 4.3% of net sales, during Fiscal 2007, compared to $58.0 million, or 4.1% of net sales, during Fiscal 2006. The $7.3 million increase in depreciation expense in Fiscal 2007 was due primarily to our new stores and remodels, as well as investments made in our distribution facilities.

        Interest expense, net, was $0.4 million in Fiscal 2007 compared to interest income, net of $2.7 million, or 0.2% of net sales, in Fiscal 2006. During Fiscal 2007, we utilized our cash investments and borrowed under our credit facility to fund our working capital needs. During Fiscal 2006, we generated net interest income, due to our net cash investment position and the utilization of our credit facilities only to support our letter of credit needs.

        Our income tax provision was approximately $18.9 million during Fiscal 2007 compared to $34.7 million during Fiscal 2006. Our effective tax rate was 65.5% during Fiscal 2007 compared to 29.2% in Fiscal 2006. During Fiscal 2007, we received a cash dividend of approximately $45 million from our Hong Kong subsidiary. Since we are no longer permanently reinvested in the earnings of our Hong Kong subsidiary, we were required to provide U.S. taxes on our earnings in Hong Kong. Our Fiscal 2007 tax provision was increased by approximately $6.1 million due to this transaction. The reduction in our effective tax rate in Fiscal 2006 primarily resulted from a one time cash dividend from some of our Canadian subsidiaries, which also brought foreign tax credits that can be utilized to reduce

U.S. income taxes. Our Fiscal 2006 tax provision was reduced by approximately $9.5 million due to this transaction.

        During Fiscal 2007, we recorded a loss from discontinued operations, net of income taxes, of approximately $69.5 million compared to income from discontinued operations, net of income taxes, of approximately $3.1 million during Fiscal 2006. Our Fiscal 2007 loss from discontinued operations, net of income taxes, included:

  •
  Approximately $80.3 million, before income taxes, in asset impairment charges related to our decision to exit the Disney Store business.

  •
  Approximately $10.5 million, before income taxes, for the Disney Store "maintenance refresh" program and accelerated depreciation of the Mickey Stores. The "maintenance refresh" program approximated $6.9 million, and was recorded in selling, general and administrative expenses, and accelerated depreciation of the Mickey Stores approximated $3.6 million. We accelerated depreciation for certain Mickey Stores assets, which we determined would be disposed at the time of their scheduled renovation.

  •
  Approximately $7.5 million in fees, before income taxes, paid to Disney based on a percentage of sales made through the Disney Internet e-commerce website, which commenced in July 2007.

  •
  Approximately $6.1 million, before income taxes, in costs associated primarily with the cancellation of the Disney Store remodeling program.

        Additionally, our discontinued operations in the fourth quarter of 2007 were negatively impacted by late merchandise deliveries and a lack of customer enthusiasm for our toy offering during the holiday season, which resulted in significant markdowns to reduce inventory levels.

        During Fiscal 2006, discontinued operations, net of taxes included $16.7 million in asset impairment charges, before income taxes, including $9.6 million in impairments at 29 of our Mickey prototype stores and $7.1 million in disposals of property and equipment resulting primarily from our decisions not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with our decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website.

        Due to the factors discussed above, we recorded a net loss of $59.6 million in Fiscal 2007 compared to net income of $87.4 million in Fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

        Our working capital needs follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and holiday selling seasons. Our primary uses of cash are the financing of new store openings and providing working capital, principally used for inventory purchases.

        As of January 31, 2009, we had no short-term borrowings under our credit facility and had $85 million in borrowings under a five year term loan which we entered into at the end of the second quarter of fiscal 2008 (the "Note Purchase Agreement"). Concurrent with the term loan, we also replaced our then existing credit facility with the 2008 Credit Agreement (as defined below), which provides for borrowings up to $200 million, to increase our liquidity. We expect to be able to meet our capital requirements principally by using the proceeds from our term loan, cash flows from operations and seasonal borrowings under our credit facility.

        During Fiscal 2008, we paid approximately $44.0 million of costs to wind down the Disney Store business. These costs include the forgiveness of all pre- and post- petition claims against the Hoop estate, including intercompany charges for shared services of approximately $23.6 million, a cash capital contribution of approximately $8.3 million, severance and other employee costs for our employees servicing Hoop Entities of approximately $6.6 million, and legal and other costs of approximately $5.6 million. As of January 31, 2009, we have remaining accruals of $4.1 million for severance, legal and other costs. As the wind down of the Hoop Entities continues, we may incur additional charges or claims.

        Pursuant to the Note Purchase Agreement, we estimate that we are required to make a mandatory prepayment of approximately $30 million in the first half of fiscal 2009.

Credit Facilities

        On July 31, 2008, the Company and certain of its domestic subsidiaries entered into a five year credit agreement (the "2008 Credit Agreement") with Wells Fargo Retail Finance, LLC ("Wells Fargo"), as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank Business Credit (USA), and JP Morgan Chase Bank, N.A. (collectively, the "Lenders"). The 2008 Credit Agreement replaces a $130 million credit agreement and a $60 million letter of credit facility which, except in certain limited circumstances was set to expire coterminously on November 1, 2010 (the "Prior Credit Agreements").

        The 2008 Credit Agreement consists of a $200 million asset based revolving credit facility, which includes a $175 million letter of credit sub-facility. Amounts outstanding under the 2008 Credit Agreement bear interest, at the Company's option, at:

  (i)
  the prime rate; or

  (ii)
  LIBOR plus a margin of 1.50% to 2.00% based on the amount of the Company's average excess availability under the facility.

        In addition, an unused line fee of 0.25% will accrue on the unused portion of the commitments under the facility. Letter of credit fees range from 0.75% to 1.25% for commercial letters of credit and range from 1.50% to 2.00% for standby letters of credit. Letter of credit fees are determined based on the level of availability under the 2008 Credit Agreement and accrue on the undrawn amount of such outstanding letters of credit, respectively. The 2008 Credit Agreement will mature on July 31, 2013. The amount available for loans and letters of credit under the 2008 Credit Agreement at any time depends on the Company's levels of inventory and accounts receivable at such time.

        The outstanding obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, breach of covenants, the institution of insolvency proceedings, certain defaults under certain other indebtedness and a change of control, subject, in the case of certain defaults, to a failure to cure such defaults prior to the expiration of applicable grace periods. Should the 2008 Credit Agreement be terminated prior to August 1, 2010 for any reason, whether voluntarily by the Company or by reason of acceleration by the Lenders upon the occurrence of an event of default, the Company would be responsible for an early termination fee in the amount of (i) 0.50% of the revolving credit facility ceiling then in effect if such termination occurs on or prior to July 31, 2009 and (ii) 0.25% of the revolving credit facility ceiling then in effect if such termination occurs after July 31, 2009, but on or prior to July 31, 2010. No early termination fee would be due and payable for termination after July 31, 2010.

        The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures and limitations on the payment of dividends or similar payments. Credit extended under the 2008 Credit Agreement is secured by a first or second priority security interest in substantially all of the Company's assets and substantially all of the assets of its domestic subsidiaries.

        The Company capitalized approximately $1.6 million in deferred financing costs related to the 2008 Credit Agreement, which will be amortized on a straight-line basis over the term of the 2008 Credit Agreement.

        The following table presents the components (in millions) of the Company's credit facilities:

	January 31, 2009	February 2, 2008
Credit facility maximum	$200.0	$130.0
Borrowing Base(1)	155.0	117.0
Borrowings outstanding	—	69.6
Letters of credit outstanding—merchandise(2)	32.3	—
Letters of credit outstanding—standby	14.6	14.3

Utilization of credit facility at end of period	46.9	83.9

Availability	108.1	33.1

Average loan balance during the period	20.5	44.1
Highest borrowings during the period	80.6	116.8
Average interest rate	5.4%	7.2%
Interest rate at end of period	3.3%	6.0%

    (1)
    Under the 2008 Credit Agreement, the Borrowing Base is the lesser of a calculation based on certain credit card receivables and inventory balances or $200 million. The Prior Credit Agreements had similar restrictions.

    (2)
    Merchandise letters of credit totaling approximately $26.5 million were drawn under the Prior Credit Agreements that did not reduce availability under the credit facility, as they were drawn under the separate $60 million letter of credit facility.

Letter of Credit Fees

        Letter of credit fees, which are included in cost of sales, approximated $0.4 million and $0.5 million in Fiscal 2008 and Fiscal 2007, respectively.

Term Loan

        On July 31, 2008, concurrently with the execution of the 2008 Credit Agreement, the Company and certain of its domestic subsidiaries and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A. (collectively, the "Note Purchasers"), together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent, entered into a note purchase agreement ("Note Purchase Agreement").

        Under the Note Purchase Agreement, the Company issued $85 million of non-amortizing secured notes (the "Notes") which will be due and payable on July 31, 2013. Amounts outstanding under the Note Purchase Agreement bear interest at LIBOR, with a floor of 3.00%, plus a margin between 8.50% and 9.75% depending on the Company's leverage ratio. As of January 31, 2009, the interest rate applicable to the outstanding principal amount of the Notes was 11.50%.

        The outstanding obligations under the Note Purchase Agreement may be accelerated upon the occurrence of certain events, including, among others, breach of covenants, certain defaults under certain other indebtedness, the institution of insolvency proceedings and a material adverse effect, subject, in the case of certain defaults, to a failure to cure such defaults prior to the expiration of applicable grace periods. The Company is also required to make mandatory prepayments if a change of control occurs, if it receives cash in excess of certain defined thresholds for the sale of assets or as a result of other defined events, if it issues equity or other debt securities, or if annual cash flows are in excess of defined thresholds for any fiscal year. In addition, the outstanding obligations under the Note Purchase Agreement may be prepaid at any time at the discretion of the Company. In the event of any prepayment prior to July 31, 2010 (including by reason of acceleration, but excluding a prepayment relating to excess cash flows and certain extraordinary receipts), the Company would be responsible for a prepayment premium in the amount of (i) 2.00% of the aggregate principal amount of the Notes prepaid if such prepayment occurs on or prior to July 30, 2009 and (ii) 1.50% of the aggregate principal amount of the Notes prepaid if such prepayment occurs after July 30, 2009, but on or prior to July 30, 2010. No prepayment premium would be due and payable in respect of prepayments made on or after July 31, 2010. Based on the Company's cash flow for Fiscal 2008, a mandatory prepayment of approximately $30 million is expected to be made in the first half of fiscal 2009. Accordingly, Notes in an outstanding principal amount of $30 million are classified as current in the accompanying consolidated balance sheet at January 31, 2009. The Company also has the option, based in its cash flow for Fiscal 2008, to make an additional prepayment of up to approximately $15 million free of prepayment premium. The Company has not yet determined whether an additional prepayment will be made.

        The Note Purchase Agreement contains covenants, which include limitations on annual capital expenditures, required levels of EBITDA, a maximum leverage ratio, a minimum fixed charge coverage ratio and limitations on the payment of dividends or similar payments. The Company's obligations under the Note Purchase Agreement are secured by a first or second priority security interest in substantially all of the Company's assets and substantially all of the assets of its domestic subsidiaries.

        On July 31, 2008, a portion of the proceeds from the Note Purchase Agreement were used to repay in full the Company's outstanding obligations under the Prior Credit Agreements.

        The Company capitalized approximately $2.2 million in deferred financing costs related to the Note Purchase Agreement, which will be amortized on a straight-line basis over the term of the Note Purchase Agreement, except that in the event of prepayments, the portion of the deferred financing costs related to the prepayment is accelerated.

Cash Flows/Capital Expenditures

        Cash flows provided by operating activities were $218.4 million in Fiscal 2008, compared to cash flows used by operating activities of $1.2 million in Fiscal 2007.

        Cash flows provided by operating activities of continuing operations were $205.8 million and $36.1 million, during Fiscal 2008 and Fiscal 2007, respectively. In Fiscal 2008, our increased cash flows provided by operating activities were driven by higher income from continuing operations of $73.9 million during Fiscal 2008 compared to $10.0 million during Fiscal 2007. Significant non-cash expenses in Fiscal 2008 included approximately $32.2 million of deferred tax expense while Fiscal 2007 included a $56.8 million deferred tax benefit. During Fiscal 2008, we made net cash payments of approximately $11.6 million for taxes compared to $58.5 million in Fiscal 2007.

        Cash flows provided by operating activities of discontinued operations were $12.6 million during Fiscal 2008 compared to $37.3 million used in operating activities during Fiscal 2007. The increase is primarily due to the parent funding of operating losses during Fiscal 2008.

        Cash flows used in investing activities were $60.8 million and $124.6 million in Fiscal 2008 and Fiscal 2007, respectively.

        Cash flows used in investing activities of continuing operations were $49.4 million and $121.8 million during Fiscal 2008 and Fiscal 2007, respectively. Cash paid for capital expenditures were $51.7 million in Fiscal 2008 compared to $168.7 million in Fiscal 2007. This decrease of $117.0 million resulted primarily from fewer store openings and the completion of a distribution center during Fiscal 2007. Fiscal 2007 also included the net sale of $46.7 million of short term investments to fund working capital needs. We had no short term investments in Fiscal 2008.

        Cash flows used in investing activities of discontinued operations were $11.4 million in Fiscal 2008 compared to $2.8 million in Fiscal 2007. This increase of $8.6 million is primarily due to $28.3 million of net investments sold in Fiscal 2007 offset by $22.0 million fewer payments on property and equipment in Fiscal 2008.

        Cash flows used in financing activities were $4.4 million in Fiscal 2008 compared to $89.9 million of cash flows provided by financing activities in Fiscal 2007.

        Cash flows provided by financing activities of continuing operations were $7.4 million and $70.5 million in Fiscal 2008 and Fiscal 2007, respectively. Fiscal 2008 includes $85 million of proceeds received from the Note Purchase Agreement and $4.7 million of proceeds from the exercise of stock options, mostly offset by $69.6 million of net repayments on our credit facility, an $8.3 million capital contribution to our subsidiary in bankruptcy and $3.8 million of deferred financing costs associated with the Note Purchase Agreement. Fiscal 2007 includes $69.6 million of net borrowings on our credit facility and $0.9 million of cash flows related to stock option exercises.

        Cash flows used in financing activities of discontinued operations were $11.9 million in Fiscal 2008 compared to $19.4 million of cash flows provided by financing activities in Fiscal 2007. Fiscal 2008 includes a net $19.4 million repayment of borrowings and $0.7 million of deferred financing costs, partially offset by an $8.3 million cash contribution. Fiscal 2007 includes net borrowings under the Amended Hoop Loan Agreement.

        We anticipate that total capital expenditures will be in the range of approximately $75 to $85 million in fiscal 2009. Our increased planned capital expenditures for fiscal 2009 reflects the anticipation of opening 35 stores and remodeling 20 stores compared to 26 store openings and 15 remodels in Fiscal 2008. Approximately $40 million of our planned capital expenditures will provide for the store openings and remodels, and we anticipate receiving approximately $7.4 million in related lease incentives during fiscal 2009. We also anticipate spending approximately $15 to $20 million on the build out of a new office facility. The remainder of our 2009 capital expenditure budget will be utilized for information technology and other initiatives.

        Our ability to meet our capital requirements in fiscal 2009 depends on our ability to generate cash flows from operations and our borrowings under our credit facilities. Cash flow generated from operations depends on our ability to achieve our financial plans. During fiscal 2009, we will focus on conserving our capital resources, particularly during the second quarter of 2009 when our revenues are lowest and we are building inventory to support the back-to-school season. We believe that cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months.

        Historically, we have funded our capital expenditures primarily from operations, with occasional seasonal advances on our debt facilities. In Fiscal 2008, our cash generated from operations along with $85 million received on the Note Purchase Agreement provided sufficient funds for our capital requirements. In Fiscal 2007, we completed building a new distribution center and incurred significant construction costs on new corporate offices. This increase in capital expenditures coupled with a decrease in operating profit, required us to fund our capital expenditures, in part, through advances on our credit facility and the sale of investments. Our ability to meet our capital requirements in fiscal 2009 will depend on our ability to achieve our financial plans and generate sufficient cash flows from operations. We enter Fiscal 2009 with cash balances of approximately $226 million at January 31, 2009, along with approximately $108 million of availability in our credit facility.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        The following tables summarize our contractual and commercial obligations for continuing operations as of January 31, 2009:

	Payment Due By Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	1–3 years	3–5 years	More than 5 years
Operating leases(1)	$757,187	$146,901	$242,000	$160,401	$207,885
Employment contracts(2)	9,200	9,200	—	—	—
New store and remodel capital expenditure commitments—(3)	15,200	15,200	—	—	—
Long-term debt	85,000	30,000	—	55,000	—
Capital leases	—	—	—	—	—

	$866,587	$201,301	$242,000	$215,401	$207,885

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Total	1 year or less	1–3 years	3–5 years	More than 5 years
Credit facilities	$—	$—	$—	$—	$—
Purchase commitments(4)	229,482	229,482	—	—	—
Merchandise letters of credit	32,300	32,300	—	—	—
Standby letters of credit(5)	14,600	14,600	—	—	—

Total—Other Commercial Commitments	276,382	276,382	—	—	—

Total—Contractual Obligations and Other Commercial Commitments	$1,142,969	$477,683	$242,000	$215,401	$207,885

(1)
Certain of our operating leases include common area maintenance charges in our monthly rental expense. For other leases which do not include these charges in the minimum lease payments, we incur monthly charges, which are billed and recorded separately. These additional charges approximated 60% of our minimum lease payments in each of the last three fiscal years. Additionally, our minimum lease obligation does not include contingent rent based upon sales volume, which represented approximately 1.5% of our minimum lease payments in each of the last three fiscal years.

(2)
The Company has entered into employment agreements with certain of its executives which provide for the payment of severance up to two times the executive's salary and certain benefits following any termination without cause. These contracts commit the Company, in the aggregate, to approximately $1.0 million of employment termination costs, of which approximately $0.7 million represents severance payments. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $8.2 million of severance benefits should they either be terminated or suffer a degradation of duties as defined in their agreement.

(3)
As of January 31, 2009, we had executed 17 leases for new stores and 5 remodels. This amount represents our estimate of the capital expenditures required to open and begin operating the new and remodeled stores.

(4)
Represents purchase orders for merchandise for re-sale of approximately $229.0 million and equipment, construction and other non-merchandise commitments of approximately $0.5 million.

(5)
Represents letters of credit issued to landlords, banks, insurance companies.

        We self-insure and purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits, as described in Note 1 of the Notes to our Consolidated Financial Statements. Insurance reserves of $7.2 million are included in other long term liabilities as of January 31, 2009. The long-term portion represents the total amount estimated to be paid beyond one year. We are not able to further estimate in which periods the long-term portion will be paid.

        On February 4, 2007, we adopted FIN 48 as previously discussed and more fully described in Note 11 of the Notes to our Consolidated Financial Statements. Our long-term liabilities for unrecognized tax benefits were $17.1 million at January 31, 2009. We cannot make a reasonable estimate of the amount and period of related future payments for any of this amount.

Off-Balance Sheet Arrangements

        None.

QUARTERLY RESULTS AND SEASONALITY

        Our quarterly results of operations have fluctuated and are expected to continue to fluctuate materially depending on a variety of factors, including overall economic conditions, the timing of new store openings and related pre-opening and other startup costs, net sales contributed by new stores, increases or decreases in comparable store sales, weather conditions, shifts in timing of certain holidays, changes in our merchandise mix and pricing strategy. The combination and severity of one or more of these factors could result in material fluctuations.

        The following table sets forth certain statement of operations data and selected operating data for each of our last four fiscal quarters. Quarterly information for Fiscal 2007 and Fiacal 2006 is included in Note 15—Quarterly Financial Data (unaudited) of the Notes to Consolidated Financial Statements. The quarterly statement of operations data and selected operating data set forth below were derived from our unaudited consolidated financial statements and reflect, in our opinion, all adjustments

(consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (in thousands, except per share data) (Unaudited):

	Fiscal Year Ended January 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$400,212	$338,029	$450,623	$441,459
Gross profit	171,092	128,549	196,384	175,788
Selling, general and administrative expenses	119,355	105,741	126,645	119,561
Asset impairment charges	—	127	954	5,410
Other costs	55	52	71	35
Depreciation and amortization	17,652	17,709	17,791	18,258
Operating income	34,030	4,920	50,923	32,524
Income from continuing operations before income taxes	33,537	4,522	49,011	30,388
Provision for income taxes	14,117	1,786	20,563	7,057
Income from continuing operations	19,420	2,736	28,448	23,331
Income (loss) from discontinued operations, net of taxes	98	(2,725)	(4,391)	15,453
Net income	19,518	11	24,057	38,784
Basic earnings (loss) per share amounts
Income from continuing operations	$0.67	$0.09	$0.97	$0.79
Income (loss) from discontinued operations	0.00	(0.09)	(0.15)	0.53

Net income	0.67	0.00	0.82	1.32
Basic weighted average common share outstanding	29,182	29,255	29,364	29,428
Diluted earnings (loss) per share amounts
Income from continuing operations	$0.66	$0.09	$0.96	$0.79
Income (loss) from discontinued operations	0.00	(0.09)	(0.15)	0.52

Net income	0.67	0.00	0.81	1.31
Diluted weighted average common share outstanding	29,275	29,599	29,725	29,575

*
Table may not add due to rounding.

(1)
Significant items impacting the fourth quarter of Fiscal 2008 include $5.4 million of impairment charges related to 9 underperforming stores.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates

        We have an $85 million term loan that bears interest at LIBOR, with a floor of 3.00% plus a margin between 8.50% and 9.75% based on our leverage ratio. Our credit facility bears interest at either the prime rate or a floating rate equal to LIBOR plus a calculated spread based on our average excess availability. As of January 31, 2009, we had no borrowings under the credit facility. During Fiscal 2008, our weighted average borrowings under all debt agreements were $63.7 million and the weighted average interest rate was 9.7%. For Fiscal 2008, a 120 basis point change in the respective interest rates would either increase or decrease our interest expense by $0.8 million.

Foreign Assets and Liabilities

        Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. Our investments in our Canadian subsidiaries are considered long-term; however, we are not deemed to be permanently reinvested in our Hong Kong subsidiary. We do not hedge these net investments nor are we party to any derivative financial instruments. As of January 31, 2009, net assets in Canada and Hong Kong were $71.4 million and $45.2 million, respectively. A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $7.1 million and $4.5 million, respectively. All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

        As of January 31, 2009, we had approximately $78.6 million of our cash and investment balances held in foreign countries, of which approximately $38.1 million was in Canada and approximately $40.5 million was in Hong Kong.

Foreign Operations

        Approximately 12% of our consolidated net sales and 12% of our operating costs are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign exchange rates, Fiscal 2008 net sales and operating expenses could have decreased or increased by approximately $20.2 million and $16.8 million, respectively. Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses. At January 31, 2009, we had foreign currency denominated receivables and payables of $5.6 million and $0.2 million, respectively. We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at January 31, 2009.

        While the Company does not have substantial financial assets in China, it imports a large percentage of its merchandise from that country. Consequently, any significant or sudden change in China's political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in "Item 15—Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

ITEM 9A.—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Management, including our principal executive officers (our Interim Chief Executive Officer and our Executive Vice President—Finance and Administration, who is also our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 31, 2009. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2009 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

        Under the supervision and with the participation of our management, including our principal executive officers, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2009. Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting.

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
Secaucus, New Jersey:

        We have audited The Children's Place Retail Stores, Inc's. (the "Company") internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, "Item 9A, Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, The Children's Place Retail Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Children's Place Retail Stores, Inc. as of January 31, 2009 and February 2, 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2009 and our report dated March 28, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, NY
March 28, 2009

ITEM 9B.—OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its annual meeting of stockholders to be held in 2009 that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

  •
  if the information that is responsive to the information required with respect to this Item 10 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

  •
  if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its annual meeting of stockholders to be held in 2009 that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

  •
  if the information that is responsive to the information required with respect to this Item 11 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

  •
  if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its annual meeting of stockholders to be held in 2009 that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

  •
  if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

  •
  if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its annual meeting of stockholders to be held in 2009 that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

  •
  if the information that is responsive to the information required with respect to this Item 13 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

  •
  if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

ITEM 14.—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its annual meeting of stockholders to be held in 2009 that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

  •
  if the information that is responsive to the information required with respect to this Item 14 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

  •
  if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15.—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Children's Place Retail Stores, Inc.
Secaucus, New Jersey:

        We have audited the accompanying consolidated balance sheets of The Children's Place Retail Stores, Inc. and Subsidiaries (the "Company") as of January 31, 2009 and February 2, 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Children's Place Retail Stores, Inc. and Subsidiaries at January 31, 2009 and February 2, 2008, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 11 to the consolidated financial statements, effective February 4, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Children's Place Retail Stores, Inc's. internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 28, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, NY
March 28, 2009

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except shares issued, authorized and outstanding)

	Fiscal Year Ended
	January 31, 2009	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$226,206	$81,626
Accounts receivable	19,639	41,143
Inventories	211,227	196,606
Prepaid expenses and other current assets	42,674	67,589
Deferred income taxes	19,844	25,321
Assets of discontinued operations held for sale	—	98,591

Total current assets	519,590	510,876

Long-term assets:
Property and equipment, net	318,116	354,141
Deferred income taxes	96,104	125,292
Other assets	5,947	3,065
Assets of discontinued operations held for sale	—	4,163

Total assets	$939,757	$997,537

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$—	$88,976
Short term portion of term loan	30,000	—
Accounts payable	73,333	80,807
Income taxes payable	3,166	3,845
Accrued expenses and other current liabilities	100,496	136,867

Total current liabilities	206,995	310,495

Long-term liabilities:
Deferred rent liabilities	105,565	136,708
Deferred royalty	—	42,988
Other tax liabilities	17,150	23,520
Long term portion of term loan	55,000	—
Other long-term liabilities	7,168	11,593

Total liabilities	391,878	525,304

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at January 31, 2009	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 29,465,065 and 29,139,664 issued and outstanding at January 31, 2009 and February 2, 2008, respectively	2,947	2,914
Additional paid-in capital	205,858	195,591
Accumulated other comprehensive (loss) income	(3,090)	13,934
Retained earnings	342,164	259,794

Total stockholders' equity	547,879	472,233

Total liabilities and stockholders' equity	$939,757	$997,537

See accompanying notes to these consolidated financial statements

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net sales	$1,630,323	$1,520,329	$1,405,429
Cost of sales	958,510	924,187	794,985

Gross profit	671,813	596,142	610,444
Selling, general and administrative expenses	471,302	479,142	435,758
Asset impairment charges	6,491	16,565	418
Other costs	213	5,870	—
Depreciation and amortization	71,410	65,326	57,964

Operating income	122,397	29,239	116,304
Interest (expense) income, net	(4,939)	(366)	2,707

Income from continuing operations before income taxes	117,458	28,873	119,011
Provision for income taxes	43,523	18,913	34,740

Income from continuing operations	73,935	9,960	84,271
Income (loss) from discontinued operations, net of income taxes	8,435	(69,527)	3,119

Net income (loss)	$82,370	$(59,567)	$87,390

Basic earnings (loss) per share
Income from continuing operations	$2.52	$0.34	$2.92
Income (loss) from discontinued operations	0.29	(2.39)	0.11

Net income (loss)	$2.81	$(2.05)	$3.03

Basic weighted average common shares outstanding	29,307	29,090	28,828
Diluted earnings (loss) per share
Income from continuing operations	$2.50	$0.34	$2.82
Income (loss) from discontinued operations	0.29	(2.35)	0.10

Net income (loss)	$2.79	$(2.01)	$2.92

Diluted weighted average common shares outstanding	29,548	29,648	29,907

See accompanying notes to these consolidated financial statements

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity	Comprehensive Income (loss)
	Shares	Amount
BALANCE, January 28, 2006	27,954	$2,796	$147,065	$238,578	$7,211	$395,650
Exercise of stock options and employee stock purchases	1,130	113	27,048			27,161
Tax benefit of stock option exercises			11,001			11,001
Stock-based compensation expense—stock options			3,452			3,452
Change in cumulative translation adjustment					(2,867)	(2,867)	$(2,867)
Net income				87,390		87,390	87,390

Comprehensive income							$84,523

BALANCE, February 3, 2007	29,084	$2,909	$188,566	$325,968	$4,344	$521,787
Exercise of stock options and employee stock purchases	52	5	804			809
Tax benefit of stock option exercises			156			156
Adjustment to tax benefit of previously exercised stock options			(954)			(954)
Vesting of restricted stock	4	—	—			—
Adoption of FIN 48				(6,607)		(6,607)
Stock-based compensation expense			5,156			5,156
Modifications of stock option awards, net of $1,058 payable in cash			(174)			(174)
Modifications of stock options— reclassification between liability and equity awards			237			237
Fair value of land donated to Company for distribution center			1,800			1,800
Change in cumulative translation adjustment					9,590	9,590	$9,590
Net (loss)				(59,567)		(59,567)	(59,567)

Comprehensive (loss)							$(49,977)

BALANCE, February 2, 2008	29,140	$2,914	$195,591	$259,794	$13,934	$472,233

Exercise of stock options and employee stock purchases	219	22	4,714			4,736
Adjustment to tax benefit of canceled and vested stock awards			(1,392)			(1,392)
Vesting of restricted stock	133	13	(13)			—
Stock-based compensation expense			7,598			7,598
Purchase of, and retirement of shares	(27)	(2)	(640)			(642)
Change in cumulative translation adjustment					(17,024)	(17,024)	$(17,024)
Net income				82,370		82,370	82,370

Comprehensive income							$65,346

BALANCE, January 31, 2009	29,465	$2,947	$205,858	$342,164	$(3,090)	$547,879

See accompanying notes to these consolidated financial statements

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$82,370	$(59,567)	$87,390
Less income (loss) from discontinued operations	8,435	(69,527)	3,119

Income from continuing operations	73,935	9,960	84,271
Reconciliation of income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	71,410	65,326	57,964
Other amortization	718	282	206
(Gain) loss on disposal of property and equipment	(1,252)	1,553	1,030
Asset impairments	6,491	16,565	417
Other costs	—	5,870	—
Stock-based compensation	7,391	4,890	3,844
Deferred taxes	32,152	(56,813)	(29,881)
Deferred rent expense and lease incentives	(16,228)	(14,884)	(11,738)
Changes in operating assets and liabilities:
Accounts receivable	12,468	(8,022)	(6,392)
Inventories	(19,855)	(22,818)	(20,506)
Prepaid expenses and other current assets	1,222	(4,654)	(11,193)
Other assets	(95)	(810)	(291)
Accounts payable	47,294	(26,264)	7,811
Accrued expenses, interest and other current liabilities	2,754	815	26,309
Intercompany—discontinued operations	(29,302)	76,603	24,540
Income taxes payable, net of prepayments	4,737	(34,263)	(37,119)
Deferred rent liabilities	12,900	22,495	20,334
Other liabilities	(990)	283	(116)

Total adjustments	131,815	26,154	25,219

Net cash provided by operating activities of continuing operations	205,750	36,114	109,490
Net cash provided by (used in) operating activities of discontinued operations	12,628	(37,313)	29,443

Net cash provided by (used in) operating activities	218,378	(1,199)	138,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(51,693)	(168,682)	(108,950)
Purchase of investments	—	(776,405)	(1,165,108)
Sale of investments	—	823,255	1,118,258
Sale of store leases and property and equipment	2,300	—	1,023

Net cash used in investing activities of continuing operations	(49,393)	(121,832)	(154,777)
Net cash used in investing activities of discontinued operations	(11,372)	(2,759)	(74,444)

Net cash used in investing activities	(60,765)	(124,591)	(229,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	746,714	456,189	148,518
Repayments under revolving credit facilities	(816,275)	(386,628)	(148,518)
Exercise of stock options and employee stock purchases	4,736	809	27,161
Borrowings on Term Loan	85,000	—	—
Deferred Financing Costs	(3,839)	—	—
Capital contribution to subsidiary in discontinued operations	(8,250)	—	—
Purchase of common stock	(642)	—	—
Excess tax benefit for stock option exercises	—	156	11,001

Net cash provided by financing activities of continuing operations	7,444	70,526	38,162
Net cash (used in) provided by financing activities of discontinued operations	(11,878)	19,415	—

Net cash (used in) provided by financing activities	(4,434)	89,941	38,162
Effect of exchange rate changes on cash of continuing operations	(6,577)	2,873	(1,702)
Effect of exchange rate changes on cash of discontinued operations	(2,022)	586	817

Effect of exchange rate changes on cash	(8,599)	3,459	(885)
Net increase (decrease) in cash and cash equivalents	144,580	(32,390)	(53,011)
Cash and cash equivalents, beginning of year	81,626	114,016	167,027

Cash and cash equivalents, end of year	$226,206	$81,626	$114,016

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes, net of refunds	11,620	58,525	92,459
Cash paid during the year for interest	6,811	4,625	1,063
Decrease (increase) in accrued purchases of property and equipment, lease acquisition and software costs	(3,357)	11,535	(19,915)
Land received for distribution center	—	1,800	—

See accompanying notes to these consolidated financial statements

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Children's Place Retail Stores, Inc. and subsidiaries (the "Company") is a specialty retailer of merchandise for children from newborn to ten years of age. The Company designs, contracts to manufacture and sells high-quality, value priced apparel and accessories and other children's-oriented merchandise under the proprietary "The Children's Place" brand name. As of January 31, 2009, the Company operated 917 The Children's Place stores in the United States, Canada and Puerto Rico. In addition, the Company operated an Internet store at www.childrensplace.com. In accordance with generally accepted accounting principles ("U.S. GAAP"), and reflecting the Company's exit of the Disney Store business, the accompanying consolidated financial statements have classified the Disney Store business as discontinued operations. In December 2008, the Company deconsolidated those subsidiaries operating the Disney Store business (see Note 2). In addition to corporate offices and distribution facilities in the United States and Canada, the Company also has business operations in Asia.

Fiscal Year

        The Company's fiscal year is a 52-week or 53-week period ending on the Saturday nearest to January 31. The results for fiscal 2008 represent the 52-week period ended January 31, 2009 ("Fiscal 2008"), the results for fiscal 2007 represent the 52-week period ended February 2, 2008 ("Fiscal 2007"), and the results for fiscal 2006 represent the 53-week period ended February 3, 2007 ("Fiscal 2006").

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses reported during the period. Actual results could differ from the assumptions used and estimates made by management, which could have a material impact on the Company's financial position or results of operations.

Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of January 31, 2009, the Company does not have any investments in unconsolidated affiliates. The principles of the Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" and Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" are considered when determining whether an entity is subject to consolidation.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

        The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

via the Internet, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $0.5 million and $0.3 million as of January 31, 2009 and February 2, 2008, respectively, for Internet shipments sent but not yet received by the customer. Sales tax collected from customers is excluded from revenue.

        An allowance for estimated sales returns is calculated based upon the Company's sales return experience and is recorded in accrued expenses and other current liabilities. The allowance for estimated sales returns was approximately $3.2 million as of January 31, 2009 and February 2, 2008.

        The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities. The Company recognizes income from gift cards that are not expected to be redeemed based upon an extended period of dormancy where statutorily permitted. The Company recognized income for gift card dormancy of approximately $0.5 million and $0.6 million during fiscal 2008 and fiscal 2007, respectively.

        The Company offers a private label credit card to its Children's Place customers that provides a discount on future purchases once a minimum annual purchase threshold has been exceeded. The Company estimates the future discounts to be provided based on history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. The Company defers a proportionate amount of revenue from customers based on an estimated value of future discounts. The Company recognizes such deferred revenue as future discounts are taken on sales above the annual minimum. This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege. The Company's private label customers must earn the discount privilege on an annual basis, and such privilege expires at fiscal year end. Accordingly, deferred revenue for a given fiscal year is recognized by the end of that fiscal year. The Company commenced its 2009 private label program in January 2009. Accordingly, the Company recognized $0.1 million in deferred revenue at January 31, 2009.

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

Cost of Sales

        In addition to the cost of inventory sold, the Company includes buying, design and distribution expenses, shipping and handling costs on merchandise sold directly to customers, and letter of credit fees in its cost of sales. The Company records all occupancy costs in its cost of sales, except

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

administrative office buildings, which are recorded in selling, general and administrative expenses. All depreciation is reported on a separate line on the Company's consolidated statements of operations.

Accounting for Equity Compensation

        The Company maintains several equity compensation plans, which are administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Compensation Committee is comprised of independent members of the Board of Directors (the "Board"). The Company has granted stock options under its 1996 Stock Option Plan (the "1996 Plan"), its 1997 Stock Option Plan (the "1997 Plan"), and its 2005 Equity Incentive Plan (the "2005 Equity Plan") (collectively, the "Plans"). The Plans allow the Compensation Committee to grant multiple forms of equity compensation such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards. Effective with the adoption of the 2005 Equity Plan, the Compensation Committee resolved to cease issuing stock awards under the 1996 Plan and the 1997 Plan.

        Effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004) "Accounting for Share-Based Payments" ("SFAS 123(R)"), using the modified prospective transition method, which provides that prior periods are not restated. SFAS 123(R) requires, among other things: (a) the fair value of all stock awards be expensed over their respective vesting periods, including those awards that were unvested at the time of adoption; (b) a company must make a policy decision about whether to recognize compensation cost for awards with a graded vesting schedule on either (i) a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards or (ii) on a straight-line basis over the requisite service period for the entire award. Under either method, the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date and (c) that compensation expense include a forfeiture estimate for those shares not expected to vest. The Company has elected to recognize compensation cost on a straight-line basis over the requisite service period for the entire award.

  Stock Options

        During Fiscal 2008, the Company ceased issuing stock options in favor of deferred stock awards. Outstanding stock options that were issued prior to the adoption of SFAS 123(R) are fully vested. All stock options currently outstanding were valued using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long an employee will hold their vested stock options before exercise, the estimated volatility of the Company's common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and the related expense recognized in the Company's financial statements.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Deferred and Restricted Stock Awards ("Deferred Awards")

        Deferred Awards are granted to various employees on an annual basis for merit purposes or in conjunction with hirings. Board members also receive deferred stock awards as part of their annual compensation. The fair value of Deferred Awards is defined as the average of the high and low trading price of the Company's common stock on the grant date. Deferred Awards generally vest over a three or four year period.

  Performance Awards

        Performance awards are granted to members of senior management and are shares of common stock that are earned if performance criteria, as defined by the Compensation Committee, are met. Performance criteria generally consist of earnings per share or operating income targets over multiple years along with a service requirement on the part of the awardees.

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

        In accordance with SFAS 128, the following table reconciles income (loss) and share amounts utilized to calculate basic and diluted net income (loss) per common share (in thousands):

	For Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Income from continuing operations	$73,935	$9,960	$84,271
Income (loss) from discontinued operations, net of income taxes	8,435	(69,527)	3,119

Net income (loss)	$82,370	$(59,567)	$87,390

Basic weighted average common shares	29,307	29,090	28,828
Dilutive effect of stock awards	241	558	1,079

Diluted weighted average common shares	29,548	29,648	29,907

Antidilutive stock awards	1,157	988	23

        In accordance with SFAS 128, since the Company had income from continuing operations it considered the dilutive effect of stock awards in computing its diluted earnings-per-share amount. Additionally, the diluted effect of the Company's stock awards were considered in computing all other reported diluted per-share amounts even if those amounts were antidilutive to their respective basic per-share amounts.

        Antidilutive stock awards represent stock options that had an exercise price greater than the average market price during the period and unvested deferred and restricted shares which would have been antidilutive in the application of SFAS 128.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

        Accounts receivable consists of credit card receivables, landlord construction allowance receivables and other miscellaneous items. Credit card receivables represent credit card sales for which the respective credit card service company has yet to remit the cash. The unremitted balance approximates the last few days of credit card sales for each reporting period. Bad debt associated with credit card sales is not material. Landlord construction allowance receivables represent landlord contributions to our construction costs of building out the related real estate, primarily new and remodeled stores. Total construction costs are capitalized as property and equipment and the landlord construction allowances are recorded as a lease incentive, a component of deferred rent, which is amortized as a reduction of rent expense over the lease term. Landlord construction allowance receivables were approximately $8.1 million and $24.0 million at January 31, 2009 and February 2, 2008, respectively.

Insurance and Self-Insurance Reserves

        The Company self-insures and purchases insurance policies to provide for workers' compensation, general liability and property losses, as well as director and officer's liability, vehicle liability and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. The Company records the current portions of employee medical benefits, workers compensation and general liability reserves in accrued expenses and other current liabilities. As of January 31, 2009, the current portion of these reserves were approximately $6.2 million. The Company records the long-term portions of employee medical benefits, workers compensation and general liability reserves in other long-term liabilities. As of January 31, 2009, the long-term portions of these reserves were approximately $7.2 million.

Property and Equipment

        Property and equipment are stated at cost. Leasehold improvements are depreciated on a straight-line basis over the life of the lease or the estimated useful life of the asset, whichever is shorter. All other property and equipment is depreciated on a straight-line basis based upon their estimated useful lives, which generally range from three to twenty-five years. Interest costs related to the construction of property and equipment are capitalized as incurred as part of the cost of the constructed asset. Repairs and maintenance are expensed as incurred.

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

Accounting for Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company periodically reviews its assets when events indicate that their

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying value may not be recoverable. Such events include a history of operating or cash flow losses or an expectation that an asset will be sold or disposed of significantly before the end of its previously estimated useful life. The Company also evaluates all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis. For each of these stores, projected future cash flows over the remaining life of the lease are compared to the net book value of the related long-lived assets, primarily leasehold improvement and furniture and fixtures. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. We primarily determine fair market value to be the discounted future cash flows associated with those assets. These cash flows are comprised of store sales less related cost of sales, less store payroll, occupancy costs, and other store level direct expenses.

Accounting for Exit or Disposal Activities

        The Company accounts for its exit and disposal costs in accordance with SFAS No. 146, "Accounting Associated with Exit or Disposal Activities" (SFAS 146") and records costs at fair value to terminate an operating lease or contract when termination occurs before the end of its term and without future economic benefit to the Company. Included in Other costs for Fiscal 2007, are approximately $5.9 million of lease exit costs related to the Company's decision not to proceed forward with the construction of the Emerson Lane administrative office building. Fiscal 2008 includes $0.2 million of related interest accretion. During Fiscal 2008, the Company made $1.7 million in payments and at January 31, 2009 had a remaining accrual of $4.4 million.

Deferred Financing Costs

        The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are generally amortized on a straight-line basis as interest expense over the term of the related indebtedness. In cases where financing costs are based on amounts borrowed, the portion of those costs related to prepayments, if any, is accelerated. At January 31, 2009, deferred financing costs were approximately $3.4 million, net of accumulated amortization of $0.4 million. At February 2, 2008, deferred financing costs were approximately $0.1 million, net of accumulated amortization of $25 thousand.

Pre-opening Costs

        Store pre-opening costs consist primarily of occupancy costs, payroll, supply, and marketing expenses, and are expensed as incurred in selling, general and administrative expenses.

Advertising and Marketing Costs

        The Company expenses the cost of advertising when the advertising is first run or displayed. Included in selling, general and administrative expenses for Fiscal 2008, Fiscal 2007 and Fiscal 2006 are advertising and other marketing costs of approximately $49.6 million, $50.5 million and $46.3 million, respectively.

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

Income Taxes

        We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.

        We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

        Prior to 2007 the Company determined its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

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

        As cash and cash equivalents, accounts receivable and payable, the Company's credit facilities and certain other short-term financial instruments are all short-term in nature, their carrying amounts approximate fair value.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

        The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with SFAS No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity. The Company also transacts certain business in foreign denominated currencies, primarily its Canadian subsidiary purchases inventory in U.S. Dollars, and there are intercompany charges between various subsidiaries. In Fiscal 2008, Fiscal 2007, and Fiscal 2006, the Company recorded realized and unrealized gains (losses) on such transactions of $(2.7) million, $1.9 million and $(0.1) million, respectively.

        In conjunction with the Company's deconsolidation of its Canadian subsidiary, Hoop Canada, Inc. (See Note 2 below), approximately $0.5 million of cumulative translation adjustment was credited to income (loss) from discontinued operations.

Legal Contingencies

        The Company reserves for litigation settlements and contingencies when it determines an adverse outcome is probable and can estimate losses. Estimates are adjusted as facts and circumstances require. The Company expenses the costs to settle litigation as incurred.

Newly Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted SFAS 157 on February 3, 2008, the first day of fiscal year 2008. The adoption did not have any impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

November 15, 2007. The Company has chosen not to adopt the elective provisions of SFAS 159 and the remaining provisions did not have any impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business or a gain from a bargain purchase and determines what information to disclose to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS 141R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS 141R to have an impact on its consolidated financial statements.

2. DISCONTINUED OPERATIONS

        After a thorough review of the Disney Store business, its potential earnings growth, its capital needs and its ability to fund such needs from its own resources, the Company announced on March 20, 2008 that it had decided to exit the Disney Store business. The Company's subsidiaries that operated the Disney Store business are referred to herein interchangeably and collectively as "Hoop".

        After assessing the above factors and considering Hoop's liquidity, Hoop's Board of Directors determined that the best way to complete an orderly wind-down of Hoop's affairs was for Hoop to seek relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On March 26, 2008, Hoop Holdings, LLC, Hoop Retail Stores, LLC and Hoop Canada Holdings, Inc. each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court") (Case Nos. 08-10544, 08-10545, and 08-10546, respectively, the "Cases"). On March 27, 2008, Hoop Canada, Inc. filed for protection pursuant to the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) ("Canadian Bankruptcy Court") (Court File No. 08-CL-7453, and together with the Cases, the "Filings"). Each of the foregoing Hoop entities are referred to collectively herein as the "Hoop Entities."

        After receiving the approval of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, on April 30, 2008, Hoop transferred the Disney Store business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of Disney in an asset sale (the "Sale"), pursuant to an asset purchase agreement dated as of April 3, 2008 among the Hoop Entities and affiliates of Disney (the "Sale Agreement") and section 363 of the Bankruptcy Code (and a similar provision under the CCAA.) Upon closing, affiliates of Disney paid approximately $61.6 million, including certain post-closing adjustments, for the acquired assets of the Disney Store business. The proceeds received from the Sale are included in the assets of the Hoop Entities' for distribution to their creditors pursuant to the plan of reorganization that was approved by the U.S. Bankruptcy Court on December 15, 2008 (the "Plan"). A similar plan was approved by the Canadian Bankruptcy Court.

        According to the terms of the Sale, Hoop transferred 217 Disney Stores to affiliates of Disney and granted such affiliates the right to operate and wind-down the affairs of the remaining stores. The lease

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. DISCONTINUED OPERATIONS (Continued)

obligations associated with the stores that were not sold were rejected and resulting damage claims were administered pursuant to the Plan.

        In April 2008, the Company entered into a settlement and release of claims agreement with Hoop and the official committee of unsecured creditors in the Cases (the "Settlement Agreement"), which was approved by the U.S. Bankruptcy Court on April 29, 2008. Under the Settlement Agreement, the Company agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against the Hoop Entities. Such claims included intercompany charges for shared services of approximately $24.9 million, a capital contribution made on March 18, 2008 of approximately $8.3 million, payment of severance and other employee costs for the Company's employees servicing Hoop of approximately $7.9 million, and $7.0 million of professional fees and other costs the Company has incurred during the Cases, as well as claims that might be asserted against the Company in the Cases. As of January 31, 2009, the Company has paid approximately $44 million related to the Settlement Agreement, and has remaining accruals of $4.1 million, primarily for severance, legal claims and related costs.

        On December 15, 2008, the U.S. Bankruptcy Court approved the Plan, pursuant to which the Hoop Entities that were U.S. debtors were dissolved and all assets and liabilities were transferred to a trust (the "Trust"), which is overseen by trustee appointed by the U.S. Bankruptcy Court under the Plan and a trust oversight committee. Hoop Canada, Inc., which currently remains under the jurisdiction of the Canadian Bankruptcy Court, has not yet been legally dissolved but is a wholly owned subsidiary of the Trust and is effectively part of the Trust's assets.

        The Disney Store business has been segregated from continuing operations and included in "Discontinued operations, net of taxes" in the consolidated statements of operations. In discontinued operations, the Company has reversed its allocation of shared services to the Disney Stores and has charged discontinued operations with the administrative and distribution expenses that were directly attributable to the Disney Stores.

        Upon effectiveness of the Plan, the Company has deconsolidated all Hoop Entities. As a result, all intercompany balances, including investments in subsidiaries, have been eliminated, and the net liabilities in excess of assets transferred have resulted in a $25.5 million gain on the relief of indebtedness of discontinued operations. The Company may continue to incur charges related to the wind-down of the Disney Store business and such costs will be expensed through discontinued operations as incurred.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. DISCONTINUED OPERATIONS (Continued)

        Discontinued operations were comprised of (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net sales	$129,177	$642,230	$612,284
Cost of sales	93,367	439,909	394,315

Gross profit	35,810	202,321	217,969
Selling, general and administrative expenses	48,909	219,448	189,732
Asset impairment charges	—	80,286	16,648
Restructuring charges	18,800	6,150	761
Depreciation and amortization	—	14,374	7,737

Operating income (loss)	(31,899)	(117,937)	3,091
Gain on disposal of assets and liabilities of discontinued operations	47,720	—	—
Interest income (expense), net	(114)	313	1,226

Income (loss) before income taxes	15,707	(117,624)	4,317
Provision (benefit) for income taxes	7,272	(48,097)	1,198

Income (loss) from discontinued operations, net of income taxes	$8,435	$(69,527)	$3,119

        Fiscal 2008 includes the Disney Store business through April 30, 2008. The gain on disposal of assets and liabilities of discontinued operations includes a $22.2 million gain related to the Sale and a $25.5 million gain related to the relief of indebtedness of the Hoop Entities. Restructuring charges include legal and consulting fees incurred during the wind-down of the Hoop Entities.

        During Fiscal 2007, in conjunction with the Company's renovation of certain "Mickey" stores, the Company reduced the estimated useful lives of certain store assets and accordingly, recognized approximately $3.6 million of accelerated depreciation. The impairment charges of $80.3 million are for the write-down of store and administrative offices to their respective fair value, reflecting the Company's decision to divest of the operations of the Disney Stores.

        During Fiscal 2006, the Company recorded asset impairment charges of $16.6 million, comprised of a $9.6 million charge related to the renovation of 29 Mickey prototype stores and $7.1 million related to the Company's decision not to proceed with a New York City Disney Store location and infrastructure investments that were written off in conjunction with the Company's decision to form an e-commerce alliance with a Disney affiliate in which select Disney Store merchandise is sold on the disneyshopping.com website.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. DISCONTINUED OPERATIONS (Continued)

        Upon effectiveness of the Plan, the Hoop Entities were dissolved in December 2008, therefore, there is no balance sheet as of January 31, 2009 for the Hoop Entities. For the consolidated balance sheet as of February 2, 2008, "Assets held for sale" reflect the assets subsequently sold to affiliates of Disney. They are detailed as follows (in thousands):

February 2, 2008
Current assets held for sale:
Accounts receivable	$4,555
Inventories	88,674
Prepaid expenses and other current assets	5,362

$98,591

Non-current assets held for sale:
Property and equipment, net	3,317
Other assets—security deposits	846

$4,163

        In the consolidated balance sheet as of February 2, 2008, the remaining assets and liabilities of Hoop are included in their respective balance sheet categories and were included in the following asset and liability categories (in thousands):

February 2, 2008
Cash and cash equivalents	$12,644
Accounts receivable	8,627
Prepaid expenses and other current assets(1)	11,214

Total current assets	32,485
Other assets	497

Total assets	$32,982

Revolving loan	$19,415
Accounts payable	51,795
Accrued expenses and other current liabilities(2)	41,662

Total current liabilities	112,872
Deferred rent liabilities	25,518
Deferred royalty	42,988
Other long-term liabilities	1,863

Total liabilities	$183,241

    (1)
    Prepaid expenses and other current assets are comprised of $6,754 of prepaid property expenses and $4,460 of other prepaid expenses.

    (2)
    Accrued expenses include $8,635 of construction-in-progress, $8,281 of salaries and benefits, $5,725 of exit costs, $5,483 of store expenses, $2,555 of real estate expenses, $2,171 of customer liabilities and $8,812 of other accrued expenses.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. DISCONTINUED OPERATIONS (Continued)

        Cash flows from the Company's discontinued operations were as follows (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$8,435	$(69,527)	$3,119
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	14,374	7,737
Gain on sale of the Disney Store North America business	(47,720)	—	—
Asset impairments	—	80,286	16,648
Stock-based compensation	207	490	537
Deferred income taxes	—	1,911	18,789
Other non cash expenses	(1,434)	7,867	5,876
Changes in operating assets and liabilities:
Assets	28,212	(21,369)	1,933
Liabilities	(4,374)	25,258	(656)
Intercompany with continuing operations	29,302	(76,603)	(24,540)

Total adjustments	4,193	32,214	26,324

Net cash (used in) provided by operating activities	12,628	(37,313)	29,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(9,046)	(31,084)	(46,119)
Cash received from sale of Disney Store assets	61,202	—	—
Restriction of cash	(63,528)	—	—
Purchase of investments	—	(263,620)	(704,411)
Sale of investments	—	291,945	676,086

Net cash used in investing activities	(11,372)	(2,759)	(74,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	160,237	166,942	98,449
Repayments under revolving credit facilities	(179,652)	(147,527)	(98,449)
Cash contribution from parent company	8,250	—	—
Deferred financing fees	(713)	—	—

Net cash provided by financing activities	(11,878)	19,415	—

Effect of exchange rate changes on cash	(2,022)	586	817
Net (decrease) in cash and cash equivalents	(12,644)	(20,071)	(44,184)
Cash and cash equivalents, beginning of year	12,644	32,715	76,899

Cash and cash equivalents, end of year	$—	$12,644	$32,715

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION

        The following tables summarize the Company's equity and other stock-based compensation expense (in thousands):

	Fiscal Year Ended January 31, 2009
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Deferred stock expense	$979	$3,948	$242	$5,169
Performance award expense	—	1,168	—	1,168
Restricted stock expense	—	719	—	719
Stock option expense	—	577	(35)	542

Total stock-based compensation expense	$979	$6,412	$207	$7,598

	Fiscal Year Ended February 2, 2008
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$1,221	$—	$1,221
Stock compensation expense related to the issuance of liability awards	—	147	(18)	129
Deferred stock expense	97	415	191	703
Restricted stock expense	—	141	—	141
Expense related to the modification of previously issued stock options, primarily tolling(1)(2)	383	3,253	339	3,975
Fair market value adjustments of tolled stock options accounted for as liability awards(2)	(543)	(224)	(22)	(789)

Total stock-based compensation expense	$(63)	$4,953	$490	$5,380

	Fiscal Year Ended February 3, 2007
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$1,508	$436	$1,944
Stock compensation expense related to the issuance of liability awards(3)	—	47	50	97
Expense related to the modification of previously issued stock options, primarily tolling(2)	26	1,453	29	1,508
Tolled stock options accounted for as liability awards and related fair market value adjustments(2)	552	258	22	832

Total stock-based compensation expense	$578	$3,266	$537	$4,381

(1)
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

3. STOCK-BASED COMPENSATION (Continued)

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

(2)
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

(3)
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

        The Company recognized tax benefits related to equity compensation expense of approximately $3.0 million, $2.1 million and $1.7 million in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

        During the fourth quarter of fiscal 2007, the Compensation Committee approved the 2008 Long Term Incentive Plan (the "LTIP"). The LTIP provides for the issuance of deferred stock awards and performance awards to key members of management (the "Participants"). Each Participants' award was based on salary level and the fair market value of the Company's common stock on the date the Compensation Committee approves the grant. The deferred stock awards vest on a graded basis over three years and have a service requirement only. Key features of the performance awards are as follows:

  •
  Each performance award has a defined number of shares that a Participant can earn (the "Target Shares"). Based on performance levels, Participants can earn up to 200% of their Target Shares.

  •
  Performance awards cliff-vest over three years and have a service requirement and performance criteria that must be achieved for the awards to vest.

  •
  The performance criteria is based on the Company's achievement of operating income levels in each of the fiscal years 2008, 2009 and 2010, as well as in the aggregate.

  •
  Shares may be earned in each of the fiscal years based upon meeting the established performance criteria for that year. Additional shares can be earned based on each fiscal year's operating results, provided that the aggregate operating income level is achieved.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

  •
  Participants, except in certain circumstances, must be employed by the Company at the end of the three year performance period or their awards are forfeited.

  Deferred Awards

        During Fiscal 2008 and Fiscal 2007, the Company issued Deferred Awards of 303,596 and 536,127, respectively. These awards consisted of annual equity awards to associates, awards to Board members, awards to senior management under the LTIP, a transitional award to each non-employee director on the Board of Directors, new hire and promotional awards. The total awards issued in Fiscal 2007 included a catch up award as no awards were issued in Fiscal 2006 due to the Company's stock option investigation.

        Changes in the Company's unvested deferred stock for the fiscal year ended January 31, 2009 were as follows:

	Number of Deferred Awards	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of year	493	$29.74
Granted	304	34.62
Vested(1)	(132)	30.45
Forfeited	(202)	30.08

Unvested Deferred Awards, end of year	463	$32.59

    (1)
    The Company withheld approximately 26,600 shares from those that vested to satisfy withholding tax requirements, which were then retired.

        Total unrecognized equity compensation expense related to unvested Deferred Awards approximated $12.3 million as of January 31, 2009, which will be recognized over a weighted average period of approximately 2.2 years.

  Performance Awards

        Pursuant to the LTIP, the Compensation Committee approved the granting of performance awards during Fiscal 2008 and Fiscal 2007 that provide for the issuance of 42,645 and 245,681 Target Shares, respectively. The awards granted in Fiscal 2007 were not valued nor did expensing begin until the performance criteria were approved in the first quarter of Fiscal 2008 and a valid grant date under SFAS 123(R) was established.

        Based on the operating results of Fiscal 2008 and the performance criteria established, Participants in the LTIP have earned the maximum number of shares possible for Fiscal 2008. That includes 33% of their Target Shares, and a potential 33% more provided that the aggregate performance criteria is met. Assuming the performance criteria for fiscal years 2009 and 2010 are met at 100%, Participants will earn a total of 133% of their Target Shares.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

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

        Changes in the Company's unvested Performance Awards for the fiscal year ended January 31, 2009 were as follows:

	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of year	210	$20.97
Authorized	43	31.92
Vested	—	—
Forfeited	(112)	20.97

Unvested performance shares, end of year	141	$24.28

    (1)
    The number of unvested performance shares is based on the Participants earning their Target Shares at 100%. As of January 31, 2009, the Company estimates that Participants will earn 133% of their Target Shares. The cumulative expense recognized reflects that estimate.

        Total unrecognized equity compensation expense related to unvested performance awards approximated $3.3 million as of January 31, 2009, which will be recognized over a weighted average period of approximately 2.0 years.

  Stock Options

        During Fiscal 2008, Fiscal 2007 and Fiscal 2006, the Company issued stock options of 30,000, 113,696 and 3,000, respectively. The awards in Fiscal 2008 and Fiscal 2007 were to Board members.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

The fair value of issued stock options has been estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

	For the Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Dividend yield	0%	0%	0%
Volatility factor(1)	45.6%	45.8%	41.4%
Weighted average risk-free interest rate(2)	3.2%	3.3%	4.4%
Expected life of options(3)	5.1 years	4.9 years	4.8 years
Weighted average fair value on grant date	$12.81 per share	$10.67 per share	$19.37 per share

    (1)
    Expected volatility is based on a 50:50 blend of the historical and implied volatility with a two-year look back on the date of each grant.

    (2)
    The risk-free interest rate is based on the risk-free rate corresponding to the grant date and expected term.

    (3)
    The expected option term used in the Black-Scholes calculation is based on a Monte Carlo simulation incorporating a forward-looking stock price model and a historical model of employee exercise and post-vest forfeiture behavior. Changes in stock options under equity plans for the three fiscal years in the period ended January 31, 2009 are summarized below:

	Fiscal Year Ended
	January 31, 2009		February 2, 2008		February 3, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	2,220,904	$32.20	2,321,805	$30.36	3,494,061	$28.34
Repricing(1)	—	—	—	4.69	—	—
Granted	30,000	29.05	113,696	24.46	3,000	46.24
Exercised(2)	(219,928)	21.29	(52,049)	15.55	(1,117,286)	23.77
Forfeited	(844,464)	35.58	(162,548)	35.21	(57,970)	36.01

Options outstanding at end of year(3)	1,186,512	$31.73	2,220,904	$32.20	2,321,805	$30.36

Options exercisable at end of year(4)	1,104,843	$32.24	2,093,289	$32.52	2,172,138	$30.32

(1)
During the fourth quarter of Fiscal 2007, the Company repriced 1,015,505 stock options that had a weighted average exercise price of $31.75. After the repricing, these stock options had a weighted average exercise price of $36.44.

(2)
The aggregate intrinsic value of options exercised was approximately $2.6 million, $0.5 million and $37.0 million for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

(3)
The aggregate intrinsic value of options outstanding at the end of Fiscal 2008 was approximately $0.5 million.

(4)
The aggregate intrinsic value of options exercisable at the end of Fiscal 2008 was $0.5 million.

        The following table summarizes information regarding options outstanding at January 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 8.74–$18.04	98,576	$13.75	3.7	98,576	$13.75	3.7
$19.00–$26.94	360,013	22.34	3.7	330,011	22.65	3.2
$27.08–$42.15	375,590	32.81	5.3	323,923	33.54	4.7
$44.12–$50.81	352,333	45.19	5.0	352,333	45.19	5.0

$ 8.74–$50.81	1,186,512	$31.73	4.6	1,104,843	$32.24	4.3

        Changes in the Company's unvested stock options for the fiscal year ended January 31, 2009 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested options, beginning of year	128	$11.43
Granted	30	12.81
Vested	(20)	14.77
Forfeited	(56)	11.80

Unvested options, end of year	82	$10.87

        Total unrecognized equity compensation expense related to unvested stock options approximated $0.3 million as of January 31, 2009, which will be recognized over a weighted average period of approximately 1.6 years.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

        As of January 31, 2009, the Company had the following shares available for grant under its 2005 Equity Plan, assuming that the performance awards are earned at the minimum, the target and the maximum percentages:

	0%	100%	200%
Performance share target assumption
Shares available at February 3, 2007	1,896,400	1,352,421	808,442
Equity award activity during fiscal 2007:
Stock options granted	113,696	113,696	113,696
Stock options forfeited	(20,000)	(20,000)	(20,000)
Deferred stock granted	536,127	536,127	536,127
Deferred stock forfeited	(39,459)	(39,459)	(39,459)
Performance shares authorized	—	245,681	491,362
2006 performance shares cancelled	—	(543,979)	(1,087,958)
2007 performance shares cancelled	—	(35,709)	(71,418)

Net equity award activity during fiscal 2007	590,364	256,357	(77,650)

Shares available at February 2, 2008	1,306,036	1,096,064	886,092

Equity award activity during fiscal 2008:
Stock options granted	30,000	30,000	30,000
Stock options forfeited	(67,196)	(67,196)	(67,196)
Deferred stock granted	303,596	303,596	303,596
Deferred stock forfeited	(202,232)	(202,232)	(202,232)
Performance shares authorized	—	42,645	85,290
2007 performance shares cancelled	—	(111,620)	(223,240)

Net equity award activity during fiscal 2008	64,168	(4,807)	(73,782)

Shares available at January 31, 2009	1,241,868	1,100,871	959,874

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	Asset Life	January 31, 2009	February 2, 2008
Property and equipment:
Land and land improvements	—	$3,403	$3,403
Building and improvements	25 yrs	30,451	30,450
Material handling equipment	15 yrs	31,243	31,086
Leasehold improvements	Lease life	353,636	337,536
Store fixtures and equipment	3–10 yrs	244,124	243,552
Capitalized software	5 yrs	60,403	51,286
Construction in progress	—	7,073	12,033

		730,333	709,346
Less accumulated depreciation and amortization		(412,217)	(355,205)

Property and equipment, net		$318,116	$354,141

        During Fiscal 2008, the Company recorded $6.5 million of impairment charges related to 18 underperforming stores. During fiscal 2007, the Company recorded asset impairment of $16.6 million, comprised of $14.8 million of impairments related to the Company's decision to cease construction of its Emerson Lane administrative office building, and $1.8 million of impairment charges related to 12 underperforming stores. During fiscal 2006, the Company recorded approximately $0.4 million of impairment charges related to five underperforming stores.

        During fiscal 2007, the Company began operations in a new distribution center in Fort Payne, Alabama. The land on which the distribution center was constructed was donated in return for the Company's commitment to operate the center in Fort Payne. The fair value of the land was estimated at $1.8 million and was recorded as a credit to additional paid-in capital. In addition, the Company capitalized construction costs of $67.3 million to complete the project.

        The Company capitalized approximately $4.8 million in external software and approximately $0.5 million in programming and development costs of employees in Fiscal 2008. Amortization expense of capitalized software was $8.0 million, $7.2 million and $5.3 million in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

        During fiscal 2007, the Company capitalized approximately $0.6 million of interest costs primarily relating to the construction of the Company's Fort Payne distribution center and its Emerson Lane administrative facility. The Company capitalized no interest costs in Fiscal 2008 and Fiscal 2006.

        As of January 31, 2009, the Company had $4.1 million in property and equipment for which payment had not been made. $0.4 million is included in accounts payable and $3.7 million is included in accrued expenses and other current liabilities.

5. CREDIT FACILITIES

        On July 31, 2008, the Company and certain of its domestic subsidiaries entered into a five year credit agreement (the "2008 Credit Agreement") with Wells Fargo Retail Finance, LLC ("Wells Fargo"), as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A.,

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT FACILITIES (Continued)

HSBC Bank Business Credit (USA) and JP Morgan Chase Bank, N.A. (collectively, the "Lenders"). The 2008 Credit Agreement replaces a $130 million credit agreement and a $60 million letter of credit agreement which, except under certain limited circumstances, was set to coterminously expire on November 1, 2010 (the "Prior Credit Agreements").

        The 2008 Credit Agreement consists of a $200 million asset based revolving credit facility, which includes a $175 million letter of credit sub-facility. Amounts outstanding under the 2008 Credit Agreement bear interest, at the Company's option, at:

  (i)
  the prime rate; or

  (ii)
  LIBOR plus a margin of 1.50% to 2.00% based on the amount of the Company's average excess availability under the facility.

        In addition, an unused line fee of 0.25% will accrue on the unused portion of the commitments under the facility. Letter of credit fees range from 0.75% to 1.25% for commercial letters of credit and range from 1.50% to 2.00% for standby letters of credit. Letter of credit fees are determined based on the level of availability under the 2008 Credit Agreement and accrue on the undrawn amount of such outstanding letters of credit, respectively. The 2008 Credit Agreement will mature on July 31, 2013. The amount available for loans and letters of credit under the 2008 Credit Agreement at any time depends on the Company's levels of inventory and accounts receivable at such time.

        The outstanding obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, breach of covenants, the institution of insolvency proceedings, certain defaults under certain other indebtedness and a change of control, subject, in the case of certain defaults, to a failure to cure such defaults prior to the expiration of applicable grace periods. Should the 2008 Credit Agreement be terminated prior to August 1, 2010 for any reason, whether voluntarily by the Company or by reason of acceleration by the Lenders upon the occurrence of an event of default, the Company would be responsible for an early termination fee in the amount of (i) 0.50% of the revolving credit facility ceiling then in effect if such termination occurs on or prior to July 31, 2009 and (ii) 0.25% of the revolving credit facility ceiling then in effect if such termination occurs after July 31, 2009, but on or prior to July 31, 2010. No early termination fee would be due and payable for termination after July 31, 2010.

        The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures and limitations on the payment of dividends or similar payments. Credit extended under the 2008 Credit Agreement is secured by a first or second priority security interest in substantially all of the Company's assets and substantially all of the assets of its domestic subsidiaries.

        The Company capitalized approximately $1.6 million in deferred financing costs related to the 2008 Credit Agreement, which will be amortized on a straight-line basis over the term of the 2008 Credit Agreement.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT FACILITIES (Continued)

        The table below presents the components (in millions) of the Company's credit facilities. As of January 31, 2009, amounts are based on the 2008 Credit Agreement. As of February 2, 2008, amounts are based on the Prior Credit Agreements.

	January 31, 2009	February 2, 2008
Credit facility maximum	$200.0	$130.0
Borrowing Base(1)	155.0	117.0
Borrowings outstanding	—	69.6
Letters of credit outstanding—merchandise(2)	32.3	—
Letters of credit outstanding—standby	14.6	14.3

Utilization of credit facility at end of period	46.9	83.9

Availability	108.1	33.1

Average loan balance during the period	20.5	44.1
Highest borrowings during the period	80.6	116.8
Average interest rate	5.4%	7.2%
Interest rate at end of period	3.3%	6.0%

    (1)
    Under the 2008 Credit Agreement, the Borrowing Base is the lesser of a calculation based on certain credit card receivables, inventory balances and the fair market value of certain real estate, or $200 million. The Prior Credit Agreements had similar restrictions.

    (2)
    Merchandise letters of credit totaling approximately $26.5 million were drawn under the Prior Credit Agreements that did not reduce availability under the credit facility, as they were drawn under the separate $60 million letter of credit facility.

Letter of Credit Fees

        Letter of credit fees, which are included in cost of sales, approximated $0.4 million and $0.5 million in Fiscal 2008 and Fiscal 2007, respectively.

6. TERM LOAN

        On July 31, 2008, concurrently with the execution of the 2008 Credit Agreement, the Company and certain of its domestic subsidiaries and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A. (collectively, the "Note Purchasers"), together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent, entered into a note purchase agreement ("Note Purchase Agreement").

        Under the Note Purchase Agreement, the Company issued $85 million of non-amortizing secured notes (the "Notes") which will be due and payable on July 31, 2013. Amounts outstanding under the Note Purchase Agreement bear interest at LIBOR, with a floor of 3.00%, plus a margin between

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. TERM LOAN (Continued)

8.50% and 9.75% depending on the Company's leverage ratio. As of January 31, 2009, the interest rate applicable to the outstanding principal amount of the Notes was 11.50%.

        The outstanding obligations under the Note Purchase Agreement may be accelerated upon the occurrence of certain events, including, among others, breach of covenants, certain defaults under certain other indebtedness, the institution of insolvency proceedings and a material adverse effect, subject, in the case of certain defaults, to a failure to cure such defaults prior to the expiration of applicable grace periods. The Company is also required to make mandatory prepayments if a change of control occurs, if it receives cash in excess of certain defined thresholds for the sale of assets or as a result of other defined events, if it issues equity or other debt securities, or if annual cash flows are in excess of defined thresholds for any fiscal year. In addition, the outstanding obligations under the Note Purchase Agreement may be prepaid at any time at the discretion of the Company. In the event of any prepayment prior to July 31, 2010 (including by reason of acceleration, but excluding a prepayment relating to excess cash flows and certain extraordinary receipts), the Company would be responsible for a prepayment premium in the amount of (i) 2.00% of the aggregate principal amount of the Notes prepaid if such prepayment occurs on or prior to July 30, 2009 and (ii) 1.50% of the aggregate principal amount of the Notes prepaid if such prepayment occurs after July 30, 2009, but on or prior to July 30, 2010. No prepayment premium would be due and payable in respect of prepayments made on or after July 31, 2010. Based on the Company's cash flow for Fiscal 2008, a mandatory prepayment of approximately $30 million is expected to be made in the first half of fiscal 2009. Accordingly, Notes in an outstanding principal amount of $30 million are classified as current in the accompanying consolidated balance sheet at January 31, 2009. The Company also has the option, based in its cash flow for Fiscal 2008, to make an additional prepayment of up to approximately $15 million free of prepayment premium. The Company has not yet determined whether an additional prepayment will be made.

        The Note Purchase Agreement contains covenants, which include limitations on annual capital expenditures, required levels of EBITDA, a maximum leverage ratio, a minimum fixed charge coverage ratio and limitations on the payment of dividends or similar payments. The Company's obligations under the Note Purchase Agreement are secured by a first or second priority security interest in substantially all of the Company's domestic assets.

        On July 31, 2008, a portion of the proceeds from the Note Purchase Agreement were used to repay in full the Company's outstanding obligations under the Prior Credit Agreements.

        The Company capitalized approximately $2.2 million in deferred financing costs related to the Note Purchase Agreement, which will be amortized on a straight-line basis over the term of the Note Purchase Agreement, except that in the event of prepayments, the portion of the deferred financing costs related to the prepayment is accelerated.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTEREST INCOME (EXPENSE), NET

        The following table presents the components of the Company's interest income (expense), net from continuing operations (in thousands):

	For the Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Interest income	$3,114	$2,808	$1,893
Tax-exempt interest income	48	955	1,499

Total interest income	3,162	3,763	3,392
Less:
Interest expense—term loan	5,083	—	—
Interest expense—credit facilities	1,113	3,205	53
Capitalized interest	—	(594)	—
Unused line fee	287	147	286
Amortization of deferred financing fees	510	59	76
Other fees	1,108	1,312	270

Interest income (expense), net	$(4,939)	$(366)	$2,707

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets are comprised of the following (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008
Prepaid income taxes	$16,833	$29,092
Prepaid property expense	17,764	17,139
Prepaid maintenance contracts	3,254	3,928
Prepaid advertising	—	3,394
Prepaid insurance	2,144	1,226
Prepaid supplies	321	596
Prepaid assets of Hoop (see Note 2)	—	11,214
Other prepaid expenses	2,358	1,000

Prepaid expenses and other current assets	$42,674	$67,589

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities are comprised of the following (in thousands):

	January 31, 2009	February 2, 2008
Accrued salaries and benefits	$35,333	$28,098
Customer liabilities	20,774	20,170
Accrued construction-in-progress	3,732	5,560
Accrued store expenses	4,584	5,191
Accrued real estate expenses	7,848	6,090
Accrued professional fees	3,364	6,988
Sales taxes and other taxes payable	4,345	7,109
Accrued marketing	2,947	3,819
Accrued insurance	3,153	2,434
Accrued freight	1,179	1,966
Accrued exit costs	4,384	1,728
Accrued expenses of discontinued operations	3,460	41,662
Other accrued expenses	5,393	6,052

Accrued expenses and other current liabilities	$100,496	$136,867

10. COMMITMENTS AND CONTINGENCIES

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

        Store, office and distribution facilities minimum rent, contingent rent and sublease income from continuing operations are as follows (in thousands):

	For the Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Minimum rentals	$142,970	$134,848	$121,785
Additional rent based upon sales	2,404	2,025	1,735
Sublease income	(593)	(529)	(559)

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum annual lease payments under the Company's operating leases at January 31, 2009 are as follows (in thousands):

Operating Leases
2009	146,901
2010	131,128
2011	110,872
2012	87,996
2013	72,405
Thereafter	207,885

Total minimum lease payments	$757,187

  New Store and Remodel Capital Commitments

        As of January 31, 2009, the Company executed 17 leases for new stores and 5 remodels. The Company estimates the capital expenditures required to open and begin operating these stores will be approximately $15.2 million.

  Purchase Commitments

        As of January 31, 2009, the Company has entered into various purchase commitments for merchandise for re-sale of approximately $229.0 million and approximately $0.5 million for equipment, construction and other non-merchandise commitments.

  Employment Agreements

        The Company has entered into employment agreements with certain of its executives which provide for the payment of severance up to one and a half times the executive's salary and certain benefits following any termination without cause. These contracts commit the Company, in the aggregate, to approximately $1.0 million of employment termination costs, of which approximately $.7 million represents severance payments. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $8.2 million of severance benefits should they either be terminated or suffer a degradation of duties as defined in their agreement.

11. LEGAL AND REGULATORY MATTERS

        On September 29, 2006, the Division of Enforcement of the SEC informed us that it had initiated an informal investigation into our stock option granting practices. In addition, the Office of the U.S. Attorney for the District of New Jersey has initiated an investigation into our option granting practices. We have cooperated with these investigations and have briefed both authorities on the results of an investigation conducted by a sub-committee appointed by the Board of Directors. There have been no developments in these matters since that time. The Company has not accrued any losses relating to these matters. There can be no assurances that the Company will not incur any costs or fines, but it is not believed that resolution of these matters would have a material impact on the Company's financial position, results of operations and cash flows.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LEGAL AND REGULATORY MATTERS (Continued)

        On January 17, 2007, a stockholder derivative action was filed in the United States District Court, District of New Jersey against certain current members of the Board of Directors and certain current and former senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of our current and former officers and directors (i) breached their fiduciary duties to the Company and its stockholders and were unjustly enriched by improperly backdating certain grants of stock options to officers and directors of the Company, (ii) caused the Company to file false and misleading reports with the SEC, (iii) violated the Securities Exchange Act of 1934 (the "Exchange Act") and common law, (iv) caused the Company to issue false and misleading public statements and (v) were negligent and abdicated their responsibilities to the Company and its stockholders. The complaint sought money damages, an accounting by the defendants for the proceeds of sales of any allegedly backdated stock options, and the costs and disbursements of the lawsuit, as well as equitable relief. The plaintiff filed amended complaints adding, among other things, a claim for securities fraud under SEC rule 10b-5 and additional defendants and claims. In May 2008, the parties entered into a stipulation settlement to resolve this action, which settlement was approved by the court on July 21, 2008. The only monetary portion of the settlement was to pay $0.7 million of attorneys' fees and reimbursement of expenses to plaintiffs' counsel. The majority of this cost was covered by the Company's insurance.

        On September 21, 2007 a second stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain of its current and former senior executives. The complaint alleges, among other things, that certain of the Company's current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company's stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It alleges that subsequent disclosures establish the misleading nature of these earlier disclosures. The complaint seeks monetary damages plus interest as well as costs and disbursements of the lawsuit. On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives. This complaint alleges, among other things, that certain of the Company's current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company's stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. According to this complaint, subsequent disclosures establish the misleading nature of these earlier disclosures. This complaint seeks, among other relief, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees. These two actions have been consolidated and the plaintiff filed a consolidated amended class action complaint on February 28, 2008. The Company's motion to dismiss was denied by the court on July 18, 2008. The outcome of this litigation is uncertain and no estimate can be made at this time of any potential loss or range of losses. While we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract our management and directors from the Company's affairs, the costs and expenses of the litigation could have a material adverse on effect the Company's financial position, results of operations and cash flows and an unfavorable outcome could adversely affect the reputation of the Company.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LEGAL AND REGULATORY MATTERS (Continued)

        On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores, LLC in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Ms. Fong and other individuals similarly situated. We filed our answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop's petition for relief filed that same day. The case is currently proceeding against the other defendants and, on December 18, 2008, the Court granted the plaintiff's motion for class certification on the misclassification claim. The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims, the Company cannot reasonably estimate the amount of loss or range of loss that might be incurred as a result of this matter, but the Company does not believe that an adverse decision in this case would have a material effect on its financial position, results of operations and cash flows.

        On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act ("FACTA") and seeks class certification, an award of statutory and punitive damages, attorneys' fees and costs, and injunctive relief. The plaintiff filed an amended complaint on January 25, 2008. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop's petition for relief filed that same day. On March 2, 2009, the Court granted the plainitff's motion to dismiss the Company as a defendant and to replace it with its subsidiary, The Children's Place Services Company, LLC. While the Company believes there are valid defenses to the claims and will defend itself vigorously, no assurance can be given as to the outcome of this litigation but the Company does not believe that an adverse decision in this case would have a material effect on its financial position, results of operations and cash flows.

        We are also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company's financial condition.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

        Components of the Company's (benefit) provision for income taxes consisted of the following (in thousands):

	For the Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Continuing Operations
Current—
Federal	$(4,536)	$37,184	$33,427
State	(6,064)	14,923	11,034
Foreign	21,971	21,774	19,578

Total current	11,371	73,881	64,039
Deferred—
Federal	22,859	(46,153)	(23,877)
State	9,777	(10,734)	(4,346)
Foreign	(484)	1,919	(1,076)

Total deferred	32,152	(54,968)	(29,299)

Tax provision as shown on the consolidated statements of operations	$43,523	$18,913	$34,740

Effective tax rate	37.1%	65.5%	29.2%
Discontinued Operations
Federal	$4,976	$(35,667)	$1,069
State	1,287	(10,676)	408
Foreign	1,006	(1,754)	(279)

Total (benefit) provision	$7,269	$(48,097)	$1,198

        U.S. and foreign pretax income (loss) from continuing operations was as follows (in thousands):

	For the Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
U.S.	$44,768	$(50,308)	$56,042
Foreign	72,690	79,181	62,969

Total	$117,458	$28,873	$119,011

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rate for continuing operations is as follows (in thousands):

	For the Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Calculated income tax (benefit) provision at federal statutory rate	$41,110	$10,106	$41,654
State income taxes, net of federal benefit	4,223	2,723	4,348
Foreign tax rate differential	(6,350)	(4,522)	(5,412)
Stock option related expenses	—	27	(65)
Repatriation of foreign income	4,671	6,122	—
Nondeductible expenses	2,480	3,518	2,564
FIN 48 expense (benefit)	(1,531)	1,360	—
Foreign tax credits	—	—	(9,479)
Other	(1,080)	(421)	1,130

Total tax provision	$43,523	$18,913	$34,740

        Temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

	January 31, 2009	February 2, 2008
Current—
Assets
Inventory	$10,984	$15,697
Reserves	13,104	15,559

Total current assets	24,088	31,256
Liabilities—prepaid expenses	(4,244)	(5,935)

Total current, net	19,844	25,321
Noncurrent—
Property and equipment	27,453	62,182
Deferred rent	14,280	19,744
Deferred royalty	—	17,085
Equity compensation	7,149	6,888
Foreign tax credits	15,483	12,704
Reserves	906	5,699
Net Operating Loss Carryover	30,833	—
Other	—	3,207

Total gross noncurrent	96,104	127,509

Valuation allowance	—	(2,217)

Net noncurrent	96,104	125,292

Total deferred tax asset, net	$115,948	$150,613

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

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

        As of January 31, 2009, the Company has not provided for Federal taxes on approximately $62.3 million of unremitted earnings of its foreign subsidiaries located in Canada and Barbados. The Company intends to reinvest these earnings to fund expansion in these markets. Accordingly, the Company has not provided any provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements.

        The company has an estimated Federal Consolidated Net Operating Loss (NOL) of approximately $78.9 million as of January 31, 2009. These NOLs will expire in fiscal 2027 and 2028. The company also has estimated foreign tax credit carryover (FTC) of approximately $15.2 million which will expire between 2016 and 2018

        Deferred tax assets relating to tax benefits of equity compensation have been reduced to reflect exercises of stock options and vesting of restricted shares during the fiscal year ended January 31, 2009 to the extent recognized for financial statement purposes. Some exercises resulted in tax deductions in excess of previously recorded benefits at the time of grant. Although these additional tax benefits were reflected in the NOL disclosed above, pursuant to SFAS 123R, they are not recognized in the deferred tax balances until the deduction reduces taxes payable. Since the windfall deductions do not reduce our current taxes payable in Fiscal 2008 due to the NOL generated in the current year, these windfall tax benefits are not reflected in our NOLs in the deferred tax assets disclosed above. Windfalls included in NOL balance but not reflected in the deferred tax assets were approximately $2.6 million for Fiscal 2008.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods in which the deferred tax assets are realizable as of January 31, 2009, management believes the Company has recorded an amount that is more likely than not realizable related to the benefits of these assets.

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

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

The Internal Revenue Service ("IRS") commenced an examination of the Company's U.S. consolidated income tax returns for the years 2004 through 2006 during the second quarter of fiscal 2007. As of January 31, 2009 the exam is in its final stages and the Company expects to conclude the audit in first quarter of fiscal 2009.

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

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

Amount
Beginning balance at February 4, 2007 (date of adoption)	$16,109
Additions for current year tax positions	2,038
Additions for prior year tax positions	271
Reductions for prior year tax positions	(1,364)
Settlements	(204)
Reductions due to a lapse of the applicable statute of limitations	(359)

Ending balance at February 2, 2008	$16,491

Additions for current year tax positions	2,875
Additions for prior year tax positions	754
Reductions for prior year tax positions	(4,057)
Settlements	(63)
Reductions due to a lapse of the applicable statute of limitations	(314)

Ending balance at January 31, 2009	$15,686

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        Approximately $12.4 million of unrecognized tax benefits at January 31, 2009 would affect the Company's effective tax rate if recognized. The company believes it is reasonably possible that there may be a reduction of approximately $6.3 million of unrecognized tax benefits in the next 12 months as a result of IRS and state audit settlements and payments.

        The Company accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At January 31, 2009 and February 2, 2008 accrued interest and penalties included in the FIN 48 reserve amounted to approximately $5.5 million and $7.0 million, respectively. During fiscal 2008, the Company recognized a benefit for interest and penalties of approximately $0.4 million and $0.9 million, net of tax benefit, respectively. The Company recorded approximately $1.6 million of FIN 48 benefit during the fiscal year ended January 31, 2009, which is included in income tax expense in the consolidated statements of operations.

13. SAVINGS AND INVESTMENT PLANS

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

        The 401(k) Plan is available for all employees who have completed 90 days of service with the Company. Following guidance in IRS Notice 98-52 related to the design-based alternative, or "safe harbor," 401(k) plan method, the Company has modified its 401(k) Plan regarding future Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant's contribution and 50% of the next 2% of the participant's contribution and the Company match contribution vests immediately. For highly compensated associates, the Company matches the lesser of 50% of the participant's contribution or 2.5% of the participant's covered compensation and the Company match contribution vests over five years. The Company's Fiscal 2008 Fiscal 2007 and Fiscal 2006 matching contributions were approximately $2.1 million, $2.0 million and $1.8 million, respectively.

        Under statutory requirements, the Company contributes to retirement plans for its Canadian and Asian operations. Contributions under these plans were approximately $0.2 million in each of Fiscal 2008 and Fiscal 2007, and $0.1 million in Fiscal 2006.

14. SEGMENT AND GEOGRAPHIC INFORMATION

        The Company operates in one segment; retail sales of children's apparel and accessories.

        Revenues attributable to domestic and foreign operations were as follows (in millions):

	For the Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
United States and Puerto Rico	$1,428.0	$1,325.6	$1,245.4
Canada	202.3	194.7	160.0

Total	$1,630.3	$1,520.3	$1,405.4

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The Company's long-lived assets from continuing operations, by geographic region, are comprised of net property and equipment, long-term deferred income taxes and other assets, and are as follows (in millions):

	As of
	January 31, 2009	February 2, 2008
United States and Puerto Rico	$389.0	$443.0
Canada	27.2	35.2
Asia	4.0	4.3

Total	$420.2	$482.5

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

        In the opinion of management, the unaudited consolidated financial statements presented below contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position and results of operations and have been prepared in a manner consistent with the audited financial statements contained herein. Due to the seasonal nature of the Company's business, the results of operations in any given interim period are not indicative of operating results for a full fiscal year.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        The following tables reflect the quarterly consolidated statements of income for the periods indicated (unaudited):

	Fiscal Year Ended January 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$400,212	$338,029	$450,623	$441,459
Gross profit	171,092	128,549	196,384	175,788
Selling, general and administrative expenses	119,355	105,741	126,645	119,561
Asset impairment charges	—	127	954	5,410
Other costs	55	52	71	35
Depreciation and amortization	17,652	17,709	17,791	18,258
Operating income	34,030	4,920	50,923	32,524
Income from continuing operations before income taxes	33,537	4,522	49,011	30,388
Provision for income taxes	14,117	1,786	20,563	7,057
Income from continuing operations	19,420	2,736	28,448	23,331
Income (loss) from discontinued operations, net of taxes	98	(2,725)	(4,391)	15,453
Net income	19,518	11	24,057	38,784
Basic earnings (loss) per share amounts
Income from continuing operations	$0.67	$0.09	$0.97	$0.79
Income (loss) from discontinued operations	0.00	(0.09)	(0.15)	0.53

Net income	0.67	0.00	0.82	1.32
Basic weighted average common share outstanding	29,182	29,255	29,364	29,428
Diluted earnings (loss) per share amounts
Income from continuing operations	$0.66	$0.09	$0.96	$0.79
Income (loss) from discontinued operations	0.00	(0.09)	(0.15)	0.52

Net income	0.67	0.00	0.81	1.31
Diluted weighted average common share outstanding	29,275	29,599	29,725	29,575

(1)
Significant items impacting the fourth quarter of Fiscal 2008 include $5.4 million of impairment charges related to 9 underperforming stores, and $4.5 million of a tax benefit relating the resolution of a state tax issue.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Fiscal Year Ended February 2, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$355,995	$290,498	$430,572	$443,264
Gross profit	151,974	93,444	172,321	178,403
Selling, general and administrative expenses	107,775	109,219	131,004	131,144
Asset impairment charges	—	635	947	14,983
Other costs	—	—	—	5,870
Depreciation and amortization	14,597	15,154	17,063	18,512
Operating income (loss)	29,602	(31,564)	23,307	7,894
Income (loss) from continuing operations before income taxes	30,602	(31,136)	22,511	6,896
Provision (benefit) for income taxes	11,533	(11,330)	7,586	11,124
Income (loss) from continuing operations	19,069	(19,806)	14,925	(4,228)
(Loss) from discontinued operations, net of taxes	(4,355)	(8,285)	(2,622)	(54,265)
Net income (loss)	14,714	(28,091)	12,303	(58,493)
Basic earnings (loss) per share amounts
Income (loss) from continuing operations	$0.66	$(0.68)	$0.51	$(0.15)
(Loss) from discontinued operations	(0.15)	(0.28)	(0.09)	(1.86)

Net income (loss)	0.51	(0.97)	0.42	(2.01)
Basic weighted average common share outstanding	29,084	29,084	29,084	29,107
Diluted earnings (loss) per share amounts
Income (loss) from continuing operations	$0.64	$(0.68)	$0.51	$(0.15)
(Loss) from discontinued operations	(0.15)	(0.28)	(0.09)	(1.86)

Net income (loss)	0.49	(0.97)	0.42	(2.01)
Diluted weighted average common share outstanding	30,002	29,084	29,359	29,107

(1)
Significant items impacting the fourth quarter of fiscal 2007 include: (a) $14.8 million in asset impairment charges related to our decision to cease construction of our Emerson Lane administrative office building; (b) $5.9 million in other costs related to the Emerson Lane administrative office lease; and (c) $54.3 million loss from discontinued operations, net of taxes, which was comprised of: (i) $80.3 million, before income taxes, in asset impairment charges related to our decision to exit the Disney Store business; and (ii) $6.1 million, before income taxes, in costs associated primarily with the cancellation of the Disney Store remodeling program.

16. RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

        The Company purchases footwear from Nina Footwear Corporation, which is partially owned by Stanley Silverstein, who is a member of the Board of Directors. Mr. Silverstein is also the father-in-law of Ezra Dabah, who is also a member of the Board of Directors and the former CEO. During Fiscal 2008, Fiscal 2007 and Fiscal 2006, the Company made purchases from Nina Footwear Corporation of approximately $0.4 million, $6.3 million and $3.2 million, respectively.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RELATED PARTY TRANSACTIONS (Continued)

Employment of Family Members

        Nina Miner, who is Mr. Silverstein's daughter and Mr. Dabah's sister-in-law, is employed by the Company and serves as Chief Creative Design Director for The Children's Place business. Gary Flaks is employed by the Company and serves as Vice President of Footwear. He is the brother of Richard Flaks, Senior Vice President of Planning, Allocation and Information Technology. Jason Yagoda, Mr. Dabah's son-in-law and the husband of Mr. Silverstein's granddaughter, was employed as Vice President, Marketing, Disney Store and left the employ of the Company effective January 19, 2007. The aggregate compensation paid to Ms. Miner, Mr. Gary Flaks and Mr. Yagoda is as follows (in thousands, except share amounts):

Fiscal year ended:	Cash Compensation	Deferred Awards	Performance Shares
January 31, 2009	922	16,928	14,428
February 2, 2008	765	3,000	—
February 3, 2007(1)(2)	1,583	—	79,019

    (1)
    Cash compensation in Fiscal 2006 included a housing allowance for Mr. Yagoda.

    (2)
    22,521 performance shares awarded to Mr. Yagoda in Fiscal 2006 were forfeited upon his departure from the Company. The remainder of the Performance Shares awarded in Fiscal 2006 was forfeited when it was determined that the performance criteria would not be achieved.

17. SUBSEQUENT EVENTS

        Effective as of March 17, 2009, the Company entered into an agreement with one of its landlords; the owner of the Company's corporate headquarters property and a second property, each located in Secaucus, N.J. Under the terms of the agreement, the Company will be relieved of its lease obligations for both properties and will relocate to another building owned by the same landlord also located in Secaucus, N.J. Pursuant to the agreement, the Company will make cash payments of $6.4 million to exit the existing leases. The Company anticipates capital expenditures of approximately $15 to $20 million to build out the new facility, with a move-in date in the fall of 2009. Leases for certain auxiliary offices are expiring in fiscal 2009 and employees based in those locations will also move into the new facility.

(a)(2) Financial Statement Schedules

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JANUARY 31, 2009, FEBRUARY 2, 2008 AND FEBRUARY 3, 2007
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Balance at beginning of year	Charged to expense	Deductions	Balance at end of year
Inventory markdown reserve(1)
Fiscal year ended January 31, 2009	$11,398	$4,443	$(2,758)	$13,083
Fiscal year ended February 2, 2008	$7,854	$5,789	$(2,245)	$11,398
Fiscal year ended February 3, 2007	$2,200	$5,654	$—	$7,854

(1)
Reflects adjustment of out-of-season merchandise inventories to realizable value. Column C represents increases to the reserve and Column D represents decreases to the reserve based on quarterly assessments of the reserve. Markdowns are taken to sell through out-of-season merchandise inventory.

(a)(3) Exhibits

Exhibit		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company dated July, 29, 2008 filed as an Exhibit 10.5 to Form 8-K filed September 9, 2008 is incorporated by reference herein.
3.2		Third Amended and Restated By-Laws of the Company filed as exhibit 3.1 to the registrant's current report on Form 8-K filed on March 6, 2009 is incorporated by reference herein.
4.1	(1)	Form of Certificate for Common Stock of the Company filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.1	(1)(*)	1996 Stock Option Plan of The Children's Place Retail Stores, Inc. filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.2	(1)(*)	1997 Stock Option Plan of The Children's Place Retail Stores, Inc. filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.3	(*)(+)	Amended and Restated 2005 Equity Incentive Plan of The Children's Place Retail Stores, Inc.
10.4	(1)(*)	The Children's Place Retail Stores, Inc.'s Employee Stock Purchase Plan filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.5	(*)
The Children's Place Retail Stores, Inc. 401(k) Plan, as amended filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.6	(1)
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

Exhibit	Description
10.10	Rescission of Lease Termination Agreement for a distribution center and corporate headquarters facility (915 Secaucus Road) between the Company and Hartz Mountain Associates, dated November 27, 2006 amended filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
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

Exhibit	Description
10.20	License and Conduct of Business Agreement dated as of November 21, 2004 by and among TDS Franchising, LLC, The Disney Store, LLC and The Disney Store (Canada) Ltd. filed as Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated by reference herein. This exhibit omits information for which the Commission has granted our request for confidential treatment.
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

Exhibit		Description
10.28		Third Amendment to Fourth Amended and Restated Loan and Security Agreement, dated July 29, 2005 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.01 to registrant's Form 8-K dated July 29, 2005 is incorporated by reference herein.
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
10.35	(*)	Offer letter dated September 15, 1995 with Steven Balasiano filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated by reference herein.
10.36	(*)
Severance agreement and release dated July 9, 2007 with Steven Balasiano filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.

Exhibit		Description
10.37	(*)	Amended and restated employment agreement dated May 12, 2006 with Ezra Dabah filed as Exhibit 10.6 to registrant's Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated by reference herein.
10.38	(*)
Amended and restated employment agreement dated May 12, 2006 with Neal Goldberg filed as Exhibit 10.7 to registrant's Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated by reference herein.
10.39	(*)	Employment agreement dated July 28, 2006 with Tara Poseley filed as Exhibit 10.5 to registrant's Form 10-Q for the period ended July 29, 2006 is incorporated by reference herein.
10.40	(*)
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

Exhibit		Description
10.47	(*)	Employment Agreement Term Sheet dated November 20, 2007 effective as of October 1, 2007 between The Children's Place Retail Stores, Inc. and Charles Crovitz filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.48	(*)	Offer letter dated October 19, 2007 with Richard Paradise filed as Exhibit 99.1 to Form 8-K filed December 12, 2007 is incorporated by reference herein.
10.49	(*)	Form of Amended and Restated Performance Share Award Agreement filed as Exhibit 99.1 to Form 8-K filed January 24, 2008 is incorporated by reference herein.
10.50	(*)	Form of Amended and Restated Deferred Stock Award Agreement filed as Exhibit 99.2 to Form 8-K filed January 24, 2008 is incorporated by reference herein.
10.51	(*)	Form of Amended and Restated Change in Control Agreement filed as Exhibit 99.3 to Form 8-K filed January 24, 2008 is incorporated by reference herein.
10.52	(*)
Amendment No. 1 to Employment Agreement dated February 27, 2007 with Tara Poseley filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.
10.53	(*)
Amendment No. 2 to Employment Agreement dated December 12, 2007 with Tara Poseley filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.
10.54	(*)
Amendment No. 3 to Employment Agreement dated January 24, 2008 with Tara Poseley filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.
10.55	(*)	Employment Agreement dated September 26, 2007 with Charles Crovitz.
10.56	(*)
Agreement and General Release, dated January 29, 2008, between The Children's Place Retail Stores, Inc. and Neal Goldberg filed as Exhibit 10.1 to Form 8-K filed February 4, 2008 is incorporated by reference herein.
10.57
Notice of Discontinuation of Guaranty and Commitment dated March 26, 2008 filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.
10.58
Letter Agreement dated February 6, 2008 amending the Internet start date among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.
10.59
Form of Indemnity Agreement between The Children's Place Retail Stores, Inc. and certain members of management and the Board of Directors filed as Exhibit 10.7 to Form 8-K filed September 9, 2008 is incorporated by reference herein.
10.60
Credit Agreement dated July 31, 2008 by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.8 to Form 8-K filed September 9, 2008 is incorporated by reference herein.

Exhibit		Description
10.61		Note Purchase Agreement dated July 31, 2008 by and among The Children's Place Retail Stores, Inc., and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A., the "Note Purchasers", on the other hand, together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent filed as Exhibit 10.8 to Form 8-K filed September 9, 2008 is incorporated by reference herein.
10.62
Asset Purchase Agreement, dated April 3, 2008, by and among T2 Acquistion, LLC, T1 WDC, Inc., The Children's Place Services, LLC, Hoop Retail Stores, LLC and Hoop Canada, Inc. filed as Exhibit 10.1 to the form 8-K filed on April 7, 2008 is incorporated by reference herein.
10.63	(*)
Letter Agreement, dated April 8, 2008, between The Children's Place Retail Stores, Inc. and Ezra Dabah filed as Exhibit 10.1 to the Form 8-K filed on April 10, 2008 is incorporated by reference herein.
10.64	(*)	Agreement and General Release, dated May 20, 2008, between the Company and Tara Poseley filed as Exhibit 10.1 to the Form 8-K filed on May 20, 2008 is incorporated by reference herein.
10.65	(+)
First Amendment to the Credit Agreement, effective as of March 12, 2009, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders.
10.66	(+)
First Amendment to the Note Purchase Agreement, effective as of March 12, 2009, by and among The Children's Place Retail Stores, Inc. and certain of its subsidiaries on the one hand, and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A., as note purchasers, on the other hand, together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent.
10.67	(+)	Lease Agreement between The Children's Place Services Company, LLC and 500 Plaza Drive Corp. effective as of March 12, 2009 (500 Plaza Drive), Secaucus, New Jersey.
10.68	(+)	Guaranty between The Children's Place Retail Stores, Inc. and 500 Plaza Drive Corp. effective as of March 12, 2009.
10.69	(+)	Lease Termination Agreement between The Children's Place Services Company, LLC and Hartz Mountain Metropolitan effective as of March 12, 2009 (Emerson Lane Termination Agreement).
10.70	(+)	Lease Termination Agreement between The Children's Place Services Company, LLC and Hartz Mountain Associates effective as of March 12, 2009 (Secaucus Road Termination Agreement).
10.71	(+)(*)	Amendment to Employment Agreement, dated as of December 31, 2008, by and between The Children's Place Retail Stores, Inc. and Charles K. Crovitz.

Exhibit		Description
10.72	(+)(*)	Second Amendment to the Employment Agreement dated February 5, 2009 between The Children's Place Retail Stores, Inc. and Charles Crovitz.
10.73	(+)(*)	Amendment to the Amended and Restated Change in Control Severance, dated as of December 31, 2008, is made by and between The Children's Place Retail Stores, Inc. and Susan J. Riley.
10.74	(+)(*)	Amendment to Employment Agreement, dated as of December 31, 2008, is made by and between The Children's Place Retail Stores, Inc. and Susan J. Riley.
10.75	(+)
Second Amendment to the Note Purchase Agreement, dated as of March 31, 2009, by and among The Children's Place Retail Stores, Inc. and certain of its subsidiaries, on the one hand, and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A., as note purchases, on the other hand, together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent.
21.1	(+)	Subsidiaries of the Company
23.1	(+)	Consent of Independent Registered Public Accounting Firm
31.1	(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	(+)	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Exhibit numbers are identical to the exhibit numbers incorporated by reference to such registration statement.

(*)
Compensation Arrangement.

(+)
Filed herewith.

(b)
Exhibits. The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated by reference.

(c)
Financial Statement Schedules and Other Financial Statements.

Schedule II—Valuation and Qualifying Accounts

        All other financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN'S PLACE RETAIL STORES, INC.
By:	/s/ CHARLES CROVITZ
Charles Crovitz Interim Chief Executive Officer April 1, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SALLY FRAME KASAKS Sally Frame Kasaks	Acting Chairman of the Board and Lead Director	April 1, 2009
/s/ CHARLES CROVITZ Charles Crovitz	Director, Interim Chief Executive Officer (A Principal Executive Officer)	April 1, 2009
/s/ SUSAN RILEY Susan Riley	Executive Vice President, Finance and Administration (A Principal Executive Officer and Principal Financial Officer)	April 1, 2009
/s/ JOSEPH ALUTTO Joseph Alutto	Director	April 1, 2009
/s/ EZRA DABAH Ezra Dabah	Director	April 1, 2009
/s/ MALCOLM ELVEY Malcolm Elvey	Director	April 1, 2009
/s/ ROBERT FISCH Robert Fisch	Director	April 1, 2009
/s/ LOUIS LIPSCHITZ Louis Lipschitz	Director	April 1, 2009
/s/ NORMAN MATTHEWS Norman Matthews	Director	April 1, 2009
/s/ STANLEY SILVERSTEIN Stanley Silverstein	Director	April 1, 2009