Form 10-K/A
period 2009-01-31
CHILDRENS PLACE RETAIL STORES INC
filed 2009-06-01
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended January 31, 2009.

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

Commission File Number: 0-23071

THE CHILDREN’S PLACE RETAIL STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1241495
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

915 Secaucus Road Secaucus, New Jersey	07094
(Address of principal executive offices)	(Zip Code)

(201) 558-2400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.   Yes ☐ or No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐ or No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ or No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ or No ☒

The aggregate market value of the registrant’s common stock, par value $0.10 per share, held by non-affiliates was $925,406,115 at the close of business on August 2, 2008 (the last business day of the registrant's fiscal 2008 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market.  For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding as of May 1, 2009 was 29,559,643.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Form 10/KA") to the Annual Report on Form 10-K (the "Annual Report") of The Children’s Place Retail Stores, Inc. (the "Company") for the fiscal year ended January 31, 2009, filed with the Securities and Exchange Commission (the "SEC") on April 1, 2009, is filed solely for the purpose of including information that was to be incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.  The Company will not file its definitive proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended January 31, 2009 and is therefore, amending and restating, in their entirety, Items 10, 11, 12, 13 and 14 of Part III of the Annual Report.  In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, the Company is including with this Form 10-K/A certain currently dated certifications.  Except as described above, no other amendments are being made to the Annual Report.  This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on April 1, 2009 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III.

Item 10.       Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below are the names, ages and biographical information of all of the directors of the Company as of June 1, 2009, the classes of such directors, the years in which such directors became directors of the Company, and such directors’ memberships on the standing committees of the Company’s Board of Directors.  All directors hold office until the next annual meeting of stockholders or until their respective successors are elected and qualified.  See "Information Regarding the Board and its Committees" below.

  = Chair       = Member
NAME	CLASS OF DIRECTOR	DIRECTOR SINCE	AUDIT COMMITTEE	COMPENSATION COMMITTEE	CORPORATE GOVERNANCE COMMITTEE

Joseph Alutto, age 67	II	2008

Since October 2007, Dr. Alutto has served as the Executive Vice President and Provost of The Ohio State University. Prior to this position, Dr. Alutto served as the institution's interim President from July 1, 2007 until September 30, 2007. Prior to these positions, Dr. Alutto served as the Dean of the Max M. Fischer College of Business at The Ohio State University for 16 years.

Charles Crovitz, age 55 Interim CEO	II	2004

Since 2003, Mr. Crovitz has operated Crovitz Consulting Co. in Tisbury, Massachusetts. From 1993 to 2003, Mr. Crovitz served in several senior executive positions, including as the Executive Vice President & Chief Supply Chain Officer for Gap Inc. Mr. Crovitz is also a director of United Stationers, Inc.

Ezra Dabah, age 55	II	1989

Mr. Dabah served as our Chief Executive Officer from 1991 to September 2007. From 1989 to 2006, Mr. Dabah served as our Chairman of the Board. (Mr. Dabah is Stanley Silverstein's son-in-law).

Malcolm Elvey, age 67	III	2002

Mr. Elvey has served as a director of our company since December 2002.  Mr. Elvey is currently Managing Partner of Collaborative Capital, a venture capital fund focused on early-stage technology companies, which he founded in 1999. From January 2004 to March 2006, Mr. Elvey served as the Chief Executive Officer of LimoRes.net, a ground transportation company he helped found in New York. Mr. Elvey has also founded other companies, most notably, Esquire Communications, Ltd., a court reporting and legal services company, and Metro Cash & Carry, a

NAME	CLASS OF DIRECTOR	DIRECTOR SINCE	AUDIT COMMITTEE	COMPENSATION COMMITTEE	CORPORATE GOVERNANCE COMMITTEE

Malcolm Elvey (continued)

publicly-traded South African warehouse club.  Prior to founding Esquire Communications, Mr. Elvey served for two years as a board member and as head of several divisions of ADT Ltd., a nationally recognized electronic security services provider.  During his career, Mr. Elvey has served on the boards of public companies in the United States, Italy, the United Kingdom and South Africa,. most notably, Pritchard Services and The Hawley Group, both United Kingdom-based companies.  Mr. Elvey also coaches and runs workshops for public, private and not-for-profit organizations. He has been a member of the Young President’s Organization/World President's Organization (YPO/WPO) since 1973 and has been an adjudicator of business plans at the Columbia Business School since 1999.  Mr. Elvey has an MBA from the University of Cape Town, South Africa and is a chartered accountant

Robert Fisch, age 59	I	2004

Since 2001, Mr. Fisch has served as the President, Chief Executive Officer and Chairman of the Board of rue21, a leading specialty retailer of value priced apparel for young women and men with over 375 stores across the United States.

Sally Frame Kasaks, age 64	III	2000

Ms. Kasaks has served as a director of our company since 2000, as lead director since August 2005 and as acting Chair since January 2007. Ms. Kasaks is Chair and Chief Executive Officer of Pacific Sunwear of California, Inc., a position she assumed in May 2007, after having served as interim Chief Executive Officer of the company since October 2006.  From 1997 to May 2007, Ms. Kasaks served as a retail and marketing business consultant to a number of retailers through ISTA Incorporated.  From 1983 to 1985 and again from 1992 to 1996, Ms. Kasaks served as the Chief Executive Officer of Ann Taylor Stores, Inc.  Ms. Kasaks has also served as Chief Executive Officer of both Abercrombie & Fitch and Talbots, Inc.  During her career, Ms. Kasaks has served as a director to numerous companies, including Coach, Inc., Tuesday Morning, Inc., The White House, Inc., Cortefiel S.A and Crane & Co., Inc.  In addition, Ms. Kasaks has served as Advisor to the board of the Army Air Force Exchange Service (AAFES).

Louis Lipschitz, age 64	I	2008

Mr. Lipschitz currently serves on the Boards of Finlay Enterprises, New York & Company, Majesco Entertainment and Forward Industries. He served as the Executive Vice President and Chief Financial Officer of Toys "R" Us, Inc. from 1996 until his retirement in 2004.

NAME	CLASS OF DIRECTOR	DIRECTOR SINCE	AUDIT COMMITTEE	COMPENSATION COMMITTEE	CORPORATE GOVERNANCE COMMITTEE

Norman Matthews, age 76	III	2009

Mr. Matthews has served as a director of our company since March 2009. Mr. Matthews currently serves on the boards of The Progressive Corporation, Henry Schein, Inc., and Finlay Enterprises, Inc.  Previously, he served on the boards of Sunoco, Inc., Toys “R” Us, Inc., and Federated Department Stores.  Mr. Matthews served as President of Federated Department Stores until his retirement in 1988.  He joined Federated Department Stores in 1978 as Chairman - Gold Circle Stores Division.  He was promoted to Executive Vice President of Federated Department Stores in 1982, to Vice Chairman in 1984 and to President in 1987.  Prior to joining Federated Department Stores, Mr. Matthews served as Senior Vice President, General Merchandise Manager for E.J. Korvette, and as Senior Vice President, Marketing and Corporate Development for Broyhill Furniture Industries.  In 2005, Mr. Matthews was named as one of eight outstanding directors by the Outstanding Directors Exchange.

Stanley Silverstein, age 84	I	1996

Since 1952, Mr. Silverstein has served as Chairman of the Board of Directors of Nina Footwear, a company he founded with his brother. (Mr. Silverstein is the father-in-law of Ezra Dabah, former Chief Executive Officer of the Company)

INFORMATION REGARDING THE BOARD OF DIRECTORS AND COMMITTEES

Corporate Governance

We are dedicated to being a leading specialty retailer of children's merchandise and to creating superior long term stockholder value. It is our policy to conduct our business with the highest integrity and an unrelenting passion for providing the best value to our customers. Our business is managed by our employees under the direction and oversight of our Board. Except for Charles Crovitz, our Interim Chief Executive Officer, none of the members of our Board is employed by us. Our Board limits membership on its standing committees to independent non-management directors. We keep members of our Board informed of our business through discussions with management, materials we provide them, visits to our offices and stores and participation in meetings of our Board and committees.

Our Board has adopted a comprehensive set of corporate governance principles, which are outlined in our "Corporate Governance Guidelines," which include guidelines for:

•	determining director independence and qualifications for directors;

•
establishing overall standards and policies for carrying out the responsibilities of our Board and its committees, including reviewing, approving and monitoring fundamental financial and business strategies and major corporate actions;

•	ensuring processes are in place for maintaining our integrity;

•	assessing our major risks and reviewing options for their mitigation; and

•	providing counsel to, and oversight of the selection, evaluation, development and compensation of, senior management.

Our Corporate Governance Committee and Board regularly review our corporate governance policies and practices. As a result of such review, in March 2009, our Board of Directors updated our Corporate Governance Guidelines to, among other things, expressly provide that:

•
whenever the Chairman of the Board is also an employee of our company, the non-employee directors shall select a non-employee member of the Board to serve as the "Lead Director," who shall: (i) preside at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors; (ii) serve as liaison between the Chairman and the independent directors; (iii) approve information sent to the Board; (iv) approve meeting agendas for the Board; (v) approve meeting schedules to assure that there is sufficient time for discussion of all agenda items; and (vi) have the authority to call meetings of the independent directors;

•
if at any time a director intends to accept a directorship with another company, such director shall promptly provide written notice to the Corporate Governance Committee specifying such intention and the details related thereto, at which time the Corporate Governance Committee shall promptly assess the appropriateness of such director continuing to serve as a director and depending on such assessment, shall provide such director with either its written approval or its disapproval of such director's acceptance of such new directorship; and

•
any director who changes his or her employer or otherwise has a significant change in job responsibilities, or who accepts a directorship without the prior written approval of the Corporate Governance Committee in accordance with the procedures set forth in the Corporate Governance Guidelines, that he or she did not hold when such director was most recently elected or appointed to the Board, promptly shall give written notice to the Corporate Governance Committee specifying the details and shall submit a letter of resignation from the Board and each committee on which such director serves, for consideration by the Corporate Governance Committee, at which time the Corporate Governance Committee shall promptly assess the appropriateness of such director continuing to serve as a director and shall recommend to the Board the action to be taken with respect to acceptance of such resignation.

In addition, all of our employees, including our Interim Chief Executive Officer (who is a principal executive officer), our Executive Vice President, Finance and Administration (who is a principal executive officer and our principal financial officer and principal accounting officer) and our controller, and our non-employee directors are required to comply with our Code of Business Conduct.

Our Corporate Governance Guidelines, our board committee charters and our Code of Business Conduct are published under the "Corporate Governance" tab in the "Investor Relations" section of our website, www.childrensplace.com. These materials are also available in print to any stockholder upon request. On a regular basis, our Board, as a whole or through its committees, reviews these corporate governance documents and best practices suggested by recognized governance authorities, and receives advice on pertinent developments in Delaware law, the rules and listing standards of The Nasdaq Stock Market, Inc. and the rules and regulations promulgated by the Securities and Exchange Commission. Our Board modifies our governance as warranted based on such reviews. Any modifications made to our governance documents referred to above are reflected periodically on our website.

Director Independence

A majority of our Board consists of non-management directors who meet the criteria for director independence of the listing standards of the Nasdaq Stock Market. During fiscal 2008 and until February 28, 2008, our Board consisted of seven directors, Charles Crovitz, Ezrah Dabah, Malcolm Elvey, Robert Fisch, James Goldman, Sally Frame Kasaks and Stanley Silverstein, four of whom, Messrs. Elvey, Fisch and Goldman and Ms. Kasaks, were independent directors. On February 28, 2008, we received notice from James Goldman of his resignation from the Board, effective immediately. Following Mr. Goldman's resignation, we had six directors, three of whom were independent directors, until May 9, 2008 when two individuals, Dr. Joseph Alutto and Mr. Louis Lipschitz, were added to the Board. These two additional directors are independent directors under the applicable criteria. All the members of our Audit Committee, Compensation Committee and Corporate Governance Committee, while serving in such capacity, have been and are independent directors.

Each year each director completes and submits to the Company a questionnaire, which, among other purposes, is used by the Corporate Governance Committee to help evaluate whether the director has any material relationship with us (whether directly or as a partner, stockholder, or officer of an organization that has a relationship with us), including any material relationship with our affiliates and management, pertinent to determining the director's independence. With the assistance of the Corporate Governance Committee, our Board made an affirmative determination that of our current directors, Messrs. Elvey, Fisch, Lipschitz and Matthews, Dr. Alutto and Ms. Kasaks are independent within the meaning of Nasdaq's listing standards, and with respect to the members of the Audit Committee, the provisions of SEC Rule 10A-3.

Consideration of Director Nominees

The Corporate Governance Committee acts as a nominating committee on behalf of the Board to recruit, consider the qualifications of and recommend to the Board the Board's nominees for election as directors by the stockholders and candidates to be elected by the Board to fill vacancies on the Board, as well as the selection by the Board of members of our Audit Committee, Compensation Committee and Corporate Governance Committees.

When evaluating a candidate for membership on our Board, the Corporate Governance Committee considers the skills and characteristics appropriate and desirable for membership on our Board based upon an assessment of the needs of our Board and its committees. The assessment includes an analysis of each candidate's judgment, financial literacy, maturity, experience, commitment, integrity and accountability, as well as consideration of diversity.

Our Corporate Governance Guidelines describe the minimum qualifications for nominees and the qualities or skills that are necessary for directors to possess. Each nominee:

•	must satisfy any legal requirements applicable to members of our board of directors;

•	must have business or professional experience that will enable such nominee to provide useful input to our board of directors in its deliberations;

•	must have a reputation, in his or her business endeavors and in other pertinent communities, for honesty and ethical conduct;

•	must have a working knowledge of the types of responsibilities expected of members of the board of directors of a public company; and

•
must have experience, either as a member of the board of directors of another public or private company or a non-profit organization or a similar capacity, that demonstrates the nominee's capacity to serve in a fiduciary position.

Our Corporate Governance Committee will consider candidates for nominees to serve on our Board recommended by our stockholders. Our Corporate Governance Guidelines describe the procedure for stockholders to make such recommendations. Pursuant to these procedures a notice of such recommendation must be delivered to our Secretary at our principal executive offices located at 915 Secaucus Road, Secaucus, New Jersey 07094 no later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that if the annual meeting is called for a day that is more than 30 days before or more than 60 days after such anniversary date, notice to be timely must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting date and no later than the close of business on the later of the 90th day prior to such annual meeting date or the close of business on the 10th day following the day on which public announcement of the date of such meeting is first made by us. The public announcement of an adjournment or postponement of an annual meeting will not commence a new time period (or extend any time period) for the giving of a notice as described above. Our Corporate Governance Guidelines require the notice to set forth as to each candidate recommended by a stockholder: (a) all information relating to such candidate that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including such candidate's written consent to being named in the proxy statement as a nominee, to serving as a director if elected and to being contacted and interviewed by the Corporate Governance Committee), and (b) information that will enable our Corporate Governance Committee to determine whether the candidate or candidates satisfy the criteria established for director candidates referred to above. Our Board, or Corporate Governance Committee, may require a proposed nominee for director to furnish such other information which pertains to such proposed nominee or which may be reasonably required to determine the eligibility of such proposed nominee to serve as a director.

Our corporate governance guidelines provide that the Corporate Governance Committee shall have a policy that there will be no differences in the manner in which it evaluates nominees recommended by stockholders and nominees recommended by the Corporate Governance Committee or management, except that no specific process shall be mandated with respect to the nomination of any individuals who have previously served on our Board. The evaluation process for individuals other than existing members of our Board will generally include:

•	a review of the information provided to the Corporate Governance Committee by the proponent;

•	a review of references from at least two sources determined to be reputable by the Corporate Governance Committee; and

•	an interview of the candidate, together with a review of such other information as the Corporate Governance Committee shall determine to be relevant.

Committees of the Board of Directors

Our Board of Directors has three standing committees: the Compensation Committee, the Corporate Governance Committee and the Audit Committee, each of which operates pursuant to a written charter approved by our Board. A copy of the charter of the Compensation Committee, the Corporate Governance Committee and the Audit Committee, is attached hereto as Appendix A, Appendix B and Appendix C, respectively, and which can be viewed under the "Corporate Governance" tab in the "Investor Relations" section of our website, www.childrensplace.com. In addition to the duties provided by their respective charters, each committee may be assigned additional duties by our Board from time to time, and each is charged with reporting its activities to our Board.

Compensation Committee

The Compensation Committee has been charged with the responsibilities of our Board relating to compensation of our executive officers and other members of management and reviews and approves related person transactions (as defined in the rules and regulations promulgated by the Securities and Exchange Commission). The Compensation Committee establishes our management compensation policies, reviews and recommends to the Board the terms of the Company's incentive compensation plans and programs, oversees the implementation of these plans and programs, including the granting of all equity awards, and determines all aspects of the compensation of our executive officers. For more information on the role played by the Compensation Committee in setting the compensation of our executives and the role of executive officers in determining or recommending the amount or form of executive compensation, see "Compensation Discussion and Analysis—Role of the Compensation Committee, the CEO and Other Executives" below. In addition, the Compensation Committee makes recommendations to the Board regarding the compensation of directors and reviews and approves any "related-person" transactions (as described below).

The Compensation Committee currently consists of three members, Ms. Kasaks (who also serves as Chairman of the Compensation Committee), Dr. Alutto and Mr. Fisch. Throughout fiscal 2008, Ms. Kasaks served as a member and as Chairman of the Compensation Committee. During fiscal 2008 until Mr. Goldman's resignation as a director on February 28, 2008, Mr. Goldman served as a member of the Compensation Committee. On March 6, 2008, the Board, upon recommendation of the Corporate Governance Committee, appointed Messrs. Fisch and Elvey to the Compensation Committee, and on May 9, 2008, effective on June 1, 2008, Mr. Elvey resigned from and Dr. Alutto was appointed to the Compensation Committee.

Corporate Governance Committee

The Corporate Governance Committee acts as a nominating committee to select the Board's nominees for election by the stockholders as directors and recommends candidates for election by our Board to fill vacancies. The committee determines the minimum qualifications that should be satisfied by members of our Board and recommends to the Board the membership of the Board's standing committees. The Corporate Governance Committee also assists our Board with oversight of other corporate governance matters, including the evaluation of the effectiveness of each member of our Board and the performance of the Board as a whole. The Corporate Governance Committee, in the event of an uncontested election, also must assess the appropriateness of accepting the resignation of a nominee of the Board for election as a director who is in office as a director and does not receive a majority of the votes cast by the stockholders in respect of his or her election.

The Corporate Governance Committee currently consists of four members, Ms. Kasaks (who serves as Chairman of the Corporate Governance Committee), Dr. Alutto, Mr. Elvey and Mr. Lipschitz. Throughout fiscal 2008, Ms. Kasaks served as a member and as Chairman and Mr. Elvey served as a member of the Corporate Governance Committee. On March 6, 2008, Mr. Fisch was appointed by the Board to serve on the Corporate Governance Committee. On May 9, 2008, effective on June 1, 2008, Mr. Fisch resigned from and Dr. Alutto and Mr. Lipschitz were appointed to the Corporate Governance Committee.

Audit Committee

The Audit Committee, which is a separately designated standing audit committee established in accordance with Section 3(a)(58) of the Exchange Act, monitors the preparation and integrity of our financial statements, our other financial reports and our overall disclosure practices; the soundness of our system of internal financial controls and our compliance with good accounting practices; and the appointment, qualifications, independence and performance of our independent registered public accounting firm. Additionally, the Audit Committee has oversight responsibility for the performance of our internal audit function and compliance with related legal and regulatory requirements.

The Audit Committee currently consists of three members, Mr. Elvey (who serves as Chairman of the Audit Committee), Mr. Fisch and Mr. Lipschitz. Throughout fiscal 2008, Mr. Elvey served as a member and as Chairman and Mr. Fisch served as a member of the Audit Committee. During fiscal 2008 and until her resignation from the Audit Committee, effective as of June 1, 2008, Ms. Kasaks served on the Audit Committee, and upon her resignation, Mr. Lipschitz was appointed to serve on the Audit Committee. Our Board has determined that during these periods, all members of the Audit Committee met and all of the current members of the Audit Committee meet the "financial sophistication" requirements of the Nasdaq listing standards and that each of Messrs. Elvey, Fisch and Lipschitz is an "audit committee financial expert," as defined in Item 407(d)(5) of Regulation S-K.

Meetings of the Board of Directors

During fiscal 2008, there were 13 meetings of our Board, 12 meetings of the Audit Committee, 11 meetings of the Compensation Committee and four meetings of the Corporate Governance Committee, as well as several meetings of special committees of the Board. The independent members of the Board met in executive session, without any member of management present, on six occasions in fiscal 2008. Each of our directors attended in excess of 75% of the aggregate of the total number of meetings of our Board and committees thereof on which such director served and the most meetings that any one of our directors missed was one. As provided in our Corporate Governance Guidelines, we expect directors to attend the annual meeting of stockholders. All of our directors serving at the time of our last annual meeting of stockholders attended the meeting.

Code of Business Conduct

We have adopted a code of ethics, which we refer to as our “Code of Business Conduct, that applies to, among others, our principal executive officer, principal financial officer, principal accounting officer and controller and other persons who perform similar functions.  Our Code of Business Conduct is intended to be a codification of the business and ethical principles that guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code. A copy of our Code of Business Conduct is posted on our website, www.childrensplace.com, under the "Corporate Governance" tab in the section entitled "Investor Relations," or may be obtained by contacting our Assistant Secretary by e-mail at corporatesecretary@childrensplace.com or by mail at The Children's Place Retail Stores, Inc., 915 Secaucus Road, Secaucus, New Jersey 07094, Attention: Investor Relations.

EXECUTIVE OFFICERS

Set forth below are the names, ages, titles and biographical information of all of our executive officers as of May 1, 2009.

NAME	AGE	POSITION

Charles Crovitz	55	Director; Interim Chief Executive Officer
Susan Riley	51	Executive Vice President, Finance & Administration and Chief Financial Officer
Richard Flaks	46	Senior Vice President, Planning, Allocation and Information Technology
Mark L. Rose	43	Senior Vice President, Chief Supply Chain Officer

Charles Crovitz was appointed as our Interim CEO in September 2007 and has served as a director of the Company since 2004. Upon becoming our Interim CEO, Mr. Crovitz resigned as Chair of the Compensation Committee and as a member of the Corporate Governance Committee. Mr. Crovitz's biographical information is set forth on page 1 of this Form 10-K/A.

Susan Riley has served as our Executive Vice President, Finance and Administration since January 2007 and as our interim Chief Financial Officer from January 2007 until December 2007 and again as our Chief Financial Officer beginning in August 2008. In her role as Executive Vice President, Finance and Administration she is our principal financial officer. From April 2006 to January 2007, Ms. Riley served as our Senior Vice President, Chief Financial Officer (in which capacity she was our principal financial officer). From March 2006 to April 2006, Ms. Riley served as our Senior Vice President, Finance. Prior to joining us, from July 2005 to February 2006, Ms. Riley served as the Chief Financial Officer of Klinger Advanced Aesthetics. From February 2004 to April 2005, Ms. Riley served as Senior Vice President and Chief Financial Officer of Abercrombie & Fitch and from August 2002 to November 2003, she served as Chief Financial Officer of The Mount Sinai Medical Center. Prior to Mount Sinai, she served as Vice President and Treasurer of Colgate Palmolive Company from January 2001 to August 2002.

Richard Flaks has served as our Senior Vice President, Planning, Allocation and Information Technology since November 2004. Mr. Flaks served as Vice President, Planning and Allocation from March 2003 through November 2004. Prior to joining us, from May 2001 to March 2003, Mr. Flaks held various positions within Victoria's Secret Stores division of Limited Brands, Inc. most recently serving as Vice President, Planning and Allocation.

Mark Rose has served as our Senior Vice President, Chief Supply Chain Officer since November 2004. Mr. Rose previously served as our Vice President, Merchandising Procurement since 1992.

Each of our named executive officers (as defined herein) and current executive officers, other than Mark Rose and Richard Flaks, served within the last two years as officers of one or more of the Company's subsidiaries operating the Disney Store North American business, which on March 26, 2008, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and the Canadian subsidiary subsequently filed under the Companies' Creditors Arrangement Act in Toronto, Canada.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act and SEC implementing rules generally requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file statements on Form 3, Form 4 and Form 5 of ownership and changes in ownership of our equity securities with the SEC. Officers, directors and greater than 10% stockholders are required by the regulation to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us during the most recent fiscal year, and written representations that no other Form 5 was required, all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended January 31, 2009 except for the following late filings: (i) Mr. Dabah filed a Form 4 with respect to the grant of an option to purchase 6,000 shares of our common stock one business day following the date the Form 4 was due; (ii) Mr. Silverstein filed a Form 4 with respect to the sale of 5,000 shares nine business days following the date such Form 4 was due, with respect to three sales of 2,500 shares each, seven business days following the date such Form 4 was due, with respect to one sale of 2,500 shares one business day following the date such Form 4 was and due with respect to the sale of 2,000 shares more than five years after such Form 4 was due; (iii) Mr. Crovitz filed a Form 4 with respect to the delivery to us of an aggregate of 400 shares to pay tax liabilities incident to the vesting of restricted stock held by Mr. Crovitz three business days following the date such Form 4 was due; (iv) Ms. Riley filed a Form 4 with respect to the delivery to us of an aggregate of 3,527 shares and 3,027 shares to pay tax liabilities incident to the vesting of restricted stock and deferred stock, respectively, held by Ms. Riley 12 business days following the date such Form 4 was due; (v) Mr. Flaks filed a Form 4 with respect to the delivery to us of 1,979 shares to pay tax liabilities incident to the vesting of deferred stock held by Mr. Flaks 12 business days following the date such Form 4 was due; and (vi) Mr. Rose filed a Form 4 with respect to the delivery to us of 1,759 shares to pay tax liabilities incident to the vesting of deferred stock held by Mr. Rose 12 business days following the date such Form 4 was due and a Form 4 with respect to the exercise of an option to purchase, and the sale of, 3,600 shares and the exercise of an option to purchase, and the sale of, 3,413 shares 10 business days following the date such Form 4 was due.

Item 11.       Executive Compensation

Compensation Discussion and Analysis

Introduction

In this section we discuss the objectives of our executive compensation programs, the policies we follow in pursuing those objectives and the material elements of the compensation provided for fiscal 2008 to our senior executives. Specifically, we describe how we have implemented our compensation policies in determining each material element of the compensation we provided for fiscal 2008 to the following five individuals who, in accordance with rules of the SEC, were considered, based on their positions during fiscal 2008, our "named executive officers" ("NEOs"):

•	Charles Crovitz, Interim CEO
•	Susan Riley, Executive Vice President, Finance & Administration and CFO commencing in August 2008; Ms. Riley has been our "Principal Financial Officer" throughout fiscal 2008;
•	Tara Poseley, President, Disney Store North America, until May 2008;
•	Richard Flaks, Senior Vice President, Planning, Allocation and Information Technology;
•	Mark Rose, Senior Vice President, Chief Supply Chain Officer.

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

•
Pay for Performance:  We establish each executive's compensation on terms intended to reward his or her individual contribution to the Company's performance and the attainment of the Company's business goals over the short-term and the long-term.

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

We applied these principles to determine the main elements we used in our compensation programs in fiscal 2006, fiscal 2007 and fiscal 2008: salary, annual cash bonuses, and equity awards. We also provided other commonly offered benefits on terms and conditions that we consider consistent with providing competitive compensation; however, other than Mr. Crovitz's temporary housing allowance, none of these other benefits, individually or in the aggregate, were either of the same magnitude as the main elements or material. These other common benefits include relocation assistance and temporary housing allowances, car allowances, 401(k) plan and matching contributions, life insurance, medical insurance, reimbursement of COBRA payments in the event of separation from the Company, gross up payments and perquisite plans. The Compensation Committee determined that Mr. Crovitz's temporary housing allowance, which is described in further detail under "Role of Employment and Change in Control Severance Agreements," together with his other compensation arrangements, was necessary to secure Mr. Crovitz's service as Interim CEO. Additionally, we have provided for severance benefits, usually as part of an employment agreement, where we determined appropriate, including as part of a package of benefits designed to recruit and retain an executive. In December 2007, we entered into change in control severance agreements with all of our current executives and other key employees (other than our Interim CEO, for whom certain change in control severance benefits are provided under his employment agreement), as further discussed below. See "Role of Employment and Change in Control Severance Agreements" below and "Compensation upon Termination of Employment Including after a Change in Control".

We rely heavily on incentive compensation to encourage superior performance. In general, we believe that short-term incentive compensation should be based primarily on achieving specified business goals that further stockholder interests (even where not yet recognized in the price of the Company's common stock) and that long-term incentive compensation should correlate with changes in stockholder returns. Consequently, we use annual performance-based cash bonuses to provide short-term incentive compensation and equity awards to provide long-term incentive compensation. We measure our performance historically over time and in comparison to our peer group companies. In addition, we believe that a substantial portion of an executive's compensation should be based on performance factors that management can control.

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

In implementing our executive compensation objectives and principles, we applied the following standards when determining the amounts of compensation of our executives for fiscal 2006, 2007 and 2008:

•
Base compensation (salary and customary benefits) was targeted at the median level for executives having comparable responsibilities at peer group companies, considering variations in size and business complexity;

•
Annual cash bonuses were based significantly on achievement of our annual business plan goals and were targeted at a level that is in the 50% to 75% quartile of executives having comparable responsibilities at peer group companies if the Company achieves business plan goals that reflect performance in such quartile in comparison to the historical performance of peer group companies, and was scaled to produce bonuses at a level at the upper end of such range if superior performance in comparison to our business plan was achieved;

•
The potential value of equity awards were targeted contemplating an annualized fair value transfer (at target) approximating the three-year median average for the peer group. The Company's targeted fair value was within 2% of the three year median average for executives with comparable responsibilities at peer group companies and equity awards were designed, taking into account performance vesting and other performance criteria, so as to generate value for executives if the Company achieves its business plan goals and targeted a potential value in line with the top quartile of awards made to executives with comparable responsibilities at peer group companies if the Company exceeded its business plan goals over the performance period; and

•
Total potential compensation (i.e., the aggregate of base compensation, cash bonuses and equity awards) was generally targeted in the 50% to 75% quartile of compensation provided to executives with comparable job responsibilities at peer group companies if the Company achieved its business plan goals consistently over time and designed, when taking into account the expected value of equity awards, to produce total compensation in the top quartile if the Company exceeded its business plan goals consistently over time.

In general, in applying these standards we contemplate a level of potential incentive compensation for senior executives, assuming Company performance meets business plan objectives, that would constitute roughly two-thirds of total annual compensation, of which half of total compensation would be in the form of equity awards, with the potential for executives to receive higher total compensation and a higher portion of their total compensation from equity awards as the market value of the Company's common stock appreciates.

We generally do not adhere to formulaic financial or other performance or comparative metrics in determining the total amount of an executive's compensation, the amount of salary or incentive awards or the mix of elements used in our compensation programs. In general, in determining incentive awards, we review the performance of each executive officer against performance goals we set for the executive and for the Company in advance in connection with the development of our business plans and goals. In particular, in determining annual cash bonuses we consider, as discussed below, satisfaction of objective performance measures for the year determined at the beginning of the year and establish a minimum target level of performance that must be attained by the Company in order for executives to receive any bonus and a target bonus amount (in the form of a percentage of annual salary) that an executive may receive if Company performance meets a pre-established target, with larger bonus amounts possible (subject to a maximum of twice the target bonus amount for each executive) if the target performance measure is exceeded. However, we also take into account other factors in determining annual bonuses. We consider in determining each element of the compensation for an executive his or her demonstrated leadership qualities including the ability to respond to unexpected circumstances. Specific non-quantitative factors affecting compensation decisions for our executive officers include:

•	Identified and evolving job responsibilities, including changes in the scope of the executive's responsibilities,
•	The degree and quality of an executive's Company-specific, industry and management experience;
•	Proven performance over several years;
•
Competitive considerations pertinent to the Company's need to retain an executive in light of alternative employment opportunities believed to be available and the compensation practices of other companies; and

•	Compliance with, and leadership in motivating employees in general to comply with, Company policies, including our Code of Business Conduct, and good business practices.

We also take into account in making specific compensation decisions regarding executives the relative level of total compensation, and the portion that is based on performance incentives, of the chief executive officer in relation to our other executive officers and the level of total compensation of executive officers to others in management and to our employee population in general.

We exercise judgment on a discretionary basis in determining the appropriate amount of each type of compensation and the total value of all compensation provided to each executive after considering the relevant performance metrics and these factors.

Peer Group Companies

In order to assess the competitiveness of the Company's compensation practices, we compare our compensation programs, particularly salary, incentive compensation awards and total compensation levels, against companies in the same or similar lines of business and of comparable size. During fiscal 2007, we used (as we did in 2006) available information on the compensation practices of the following companies in assessing our own practices: Abercrombie & Fitch; Aeropostle; American Eagle; Ann Taylor; Bon-Ton; Charming Shoppes; Chico's; Dress Barn; Gymboree; Mothers Work; Pacific Sunwear of California; Phillips Van Heusen; Polo Ralph Lauren; Talbots; and The Men's Wearhouse. These companies were originally identified as appropriate peer group companies with the assistance of the independent compensation consulting firm retained by the Company to assist it in connection with the development of the 2005 Equity Plan, which is further discussed below. The Compensation Committee of the Board (the "Compensation Committee") regularly reviews the publicly available information about the salary, bonus and equity compensation for executives with comparable job responsibilities at peer group companies determining the compensation levels it uses in setting the main elements of our executive compensation program. We also looked to these companies' practices in making our decisions regarding fiscal 2008 executive compensation matters using Equilar, a leading services firm with products focused on analyzing and benchmarking executive compensation. After our specific incentive compensation programs for the NEOs (and other key executives) for fiscal 2008 had been established (as discussed below), the Company determined to discontinue the Company's Disney Store North America business, which had the effect of reducing the size of the Company significantly. In applying and reviewing the Company's compensation programs for fiscal 2009, the Compensation Committee assessed the Company's current business plans, including its growth prospects and the current macroeconomic conditions and determined to freeze executive base salaries and individual bonus percentage at this time, as well as determined that the target bonus under the annual management incentive plan should be set at 80% rather than 100% if the Company achieves its financial plan in light of economic conditions. In considering the Company's compensation programs and philosophy, no other changes were approved.

Role of the Compensation Committee, the CEO and Other Executives

Each member of the Compensation Committee is independent, in accordance with applicable rules of The Nasdaq Stock Market. For more information about the Compensation Committee's composition, responsibilities and practices, see "Information Regarding the Board of Directors and Committees" above.

The Compensation Committee reviews and recommends to the Board the applicable performance metrics and other terms of the Company's incentive compensation plans and programs for management personnel, determines the total amounts to be awarded each year under such plans and programs, establishes and oversees the implementation of our executive compensation policies and programs, and evaluates the performance of and approves the salary, target annual bonus level, actual annual bonus payments, equity incentive awards and other benefits provided to all executive officers of the Company, as well as other senior management personnel selected by the Compensation Committee. Accordingly, the Compensation Committee approved the compensation for each of our NEOs in fiscal 2008. The Compensation Committee also reviews and approves the compensation paid to any individual who, in the judgment of the Compensation Committee, is a related person (within the meaning of the SEC rules and regulations), generally applying in determining the matters to review the standards used in the rules of the SEC with respect to the identification of related person transactions (as discussed in "Certain Relationships and Related Transactions").

Generally, the Compensation Committee works with the Company's CEO, Executive Vice President, Finance and Administration and Senior Vice President, Human Resources in establishing the Company's management compensation policies, plans and programs and in making specific executive compensation decisions. Compensation decisions regarding executive officers, other than the CEO, are made after the Compensation Committee reviews performance evaluations and recommendations with respect to salary adjustments, annual bonuses and incentive awards prepared by the CEO. The Compensation Committee then exercises its discretion in deciding whether or not to modify any such recommended adjustments or awards. The Compensation Committee, along with the other independent members of the Board, determined the Interim CEO's compensation package, including the compensation approved for the Interim CEO at the end of fiscal 2008 to secure his continued services until a permanent CEO is hired. For a detailed description of Mr. Crovitz's compensation package, see "Employment and Severance Agreements with NEOs" below. Compensation decisions with respect to the Company's Interim CEO and, where determined by the Compensation Committee, other executive officers, are made by the Compensation Committee in executive session (without the participation of any member of management whose compensation is being considered).

Role of Compensation Consultants and Counsel

In 2004, the Company engaged F. W. Cook & Co., a nationally recognized compensation consulting firm, to provide information and analysis to the Company on specified management compensation matters and to act as an independent consultant to the Compensation Committee, reporting to it on the matters on which it is asked to provide advice. F. W. Cook & Co. provided the Compensation Committee with information, analysis and advice, including the identification of peer group companies and comparison of their compensation practices to those of the Company, in connection with the design and implementation of the Company's 2005 Equity Plan and the initial implementation of that plan by the making of Performance Awards early in fiscal 2006. The Company retained F. W. Cook & Co. again during fiscal 2007 in connection with a comprehensive review to address the retention and appropriate compensation of the Company's executive officers and other key employees, as further discussed below. Although F. W. Cook & Co.'s role in providing these services has primarily involved advising the Compensation Committee, the firm has also interacted with management to gather relevant data and to assist in the implementation of compensation plans and programs. During fiscal 2007, F.W. Cook & Co. also assisted in the preparation of disclosures regarding compensation in the Company's annual report on Form 10-K and other public filings. When considered appropriate in connection with the design of the Company's compensation programs or other decisions regarding the compensation of the Company's executives, the Compensation Committee has also been advised by outside counsel to the Company and/or counsel to the Compensation Committee.

Role of Employment and Change in Control Severance Agreements

The Compensation Committee has approved the Company entering into employment agreements with executives when it has considered such agreements necessary or appropriate to recruit or retain these executives. In general, such agreements establish an annual salary level subject to increase upon annual review and provide for the executive's participation in the Company's management cash bonus and equity compensation programs but do not provide the specific terms on which bonus or equity grants may be made to the executive, other than to provide in some instances for an initial equity grant and that the executive will be eligible to receive a bonus under our bonus program at a minimum target level. The agreements usually are of indefinite duration, terminable upon advance notice by the executive or the Company. In addition, the agreements provide for severance benefits if the executive's employment is terminated by the Company without cause or by executive for "good reason". For more information on our employment agreements with our NEOs, see "Employment and Severance Agreements with NEOs" below.

In December 2007, in connection with the Board's review of the Company's strategic alternatives, the Compensation Committee recommended, and the Board approved for implementation by the Compensation Committee, the Company entering into with each of our executive officers (other than our interim Chief Executive Officer) and certain other key employees change in control severance agreements. (Certain change in control severance benefits are provided for our Interim CEO in his employment agreement.) Previously, some of our executive officers were entitled to change in control severance benefits under their employment agreements but others were not. The new agreements were approved as part of a comprehensive program providing certain retention and equity incentives and dealing with severance benefits, which included adoption of a revised severance policy including change in control severance provisions applicable to associates of the Company at the director and vice president levels on terms similar to those in the agreements entered by the Company with its executive officers. The agreements are intended to achieve the Company's fundamental compensation objectives of retaining executive management talent through competitive pay practices and motivating executives to concentrate on building stockholder value on a consistent basis, as further discussed below. All the agreements are "dual trigger" agreements under which the executive will receive certain severance benefits if, after a change in control (or after announcement but before consummation of a change in control, provided that such change of control is consummated), his or her employment is terminated without cause or by the executive for good reason because of a material change in employment terms. The agreements provide severance benefits that include 150% to 200% of the executive's base salary and target bonus, depending on the executive's seniority with the Company, accelerated vesting of awards made under the 2008 Long Term Incentive Plan discussed below, and certain other benefits. The agreements have a two year duration but automatically renew for successive one year periods unless the Company provides 90 days' notice of its intent to terminate the agreement. For more information on our change in control severance agreements with our current NEOs, see "Employment and Severance Agreements with NEOs" below.

Accounting and Tax Considerations

We consider the accounting and tax consequences of our compensation programs on both employees and the Company. The principal consideration regarding accounting consequences relates to the different accounting treatment of options and other forms of awards, as discussed below under "Principal Elements of Compensation—Equity-Based Awards." With regard to tax considerations, we focus primarily on the effects of Sections 162(m), 280G (and the related provision of Sections 4999) and 409A of the Internal Revenue Code of 1986, as amended (the "Code").

Section 162(m) bars corporations from deducting compensation in excess of $1 million per year paid to certain executive officers unless the compensation satisfies certain requirements. Excluded from the $1 million limitation is compensation that, among other tax code requirements, meets pre-established performance criteria of a nature that has been approved by stockholders. The Company's objective is to structure our compensation programs to permit the deductibility under Section 162(m) of the incentive compensation we provide our executives to the extent consistent with the efficacy of the programs, but the Compensation Committee retains the flexibility to provide compensation that may not be tax deductible when it determines that doing so is in the Company's best interests. In fiscal 2008, a portion of Mr. Crovitz's compensation that was not performance-based aggregating approximately $900,000 was not deductible under Section 162(m).

At the Company's annual meeting of stockholders for fiscal 2008, the Company's stockholders approved an annual management bonus plan for fiscal 2007 and subsequent years, which was originally approved by the Compensation Committee and Board in April 2007, to replace the Company's previous bonus plan, which was adopted and approved by the stockholders in 2006. Bonuses paid pursuant to the 2007 Bonus Plan are intended to qualify for deduction under Section 162(m) and stockholder approval of the plan was necessary in order for bonuses paid under the plan to qualify for deduction under Section 162(m) where the salary and other annual compensation of an executive officer that is not qualified performance-based compensation under Section 162(m) exceeds $1 million. In fiscal 2007 at the time the 2007 Bonus Plan was approved, the Compensation Committee and the Board also approved a Supplemental Bonus Program, which provides a framework for the award of bonuses based on criteria that do not qualify under Section 162(m). Accordingly, if bonuses are paid under the Supplemental Bonus Program, they will not qualify for deduction under Section 162(m).

Section 280G imposes in certain circumstances an excise tax and certain other unfavorable tax results on certain payments or benefits made to certain executives in connection with a change in control of the Company if the aggregate amount of such payments, after certain exclusions, exceed a certain level, which, subject to certain qualifications, depends principally on the executive's average annual taxable compensation from the Company over the five years preceding the change of control. Under Section 280G, as applied to amounts potentially payable by the Company, the bulk of such payments would not be deductible to the Company. The compensation payable by the Company to some of its NEOs in connection with a change of control of the Company as discussed below could reach the level where such excise tax or loss of deductibility would apply. As discussed below, certain change in control severance agreements with our executive officers and certain other key employees provide for a "modified gross up" of the "golden parachute" excise tax imposed by Section 4999 of the Internal Revenue Code. Under this provision, the executive's benefits will be reduced to $1 below the golden parachute threshold if payments contingent upon a change of control are not at least 15% higher than the threshold that triggers the excise tax, and, otherwise, the excise tax (if any) will be grossed-up such that the executive's after-tax position will be the same as if the excise tax did not apply.

Section 409A imposes, commencing December 31, 2004 and subject to certain transitional exemptions, in certain circumstances an excise tax and certain other unfavorable tax results on certain payments that are considered deferred compensation but that do not satisfy the requirements of Section 409A. In fiscal 2006, the Company entered into amendments to the employment agreements with three of its then NEOs, including Tara Poseley, intended to assure that payments under such agreements conform to the requirements of Section 409A. The Company believes that it has no deferred compensation arrangements with any of its executive officers or other employees that are subject to Section 409A that do not meet its requirements, except as described below with respect to certain option grants, and is under no obligation to any employee to make him or her whole against the application of Section 409A.

The vesting after December 31, 2004 of options that have an exercise price that is less than the fair market value of the related shares on the date of grant ("discounted options") is considered a deferred compensation arrangement subject to, and not qualified under, Section 409A, unless certain transitional exemptions are applicable. As a result of the Company's investigation of its historical stock option grant practices, the Company determined that many of the option grants that it made, including certain options which vested after December 31, 2004, had an exercise price less than the fair market value of the Company's common stock related to the option on the measurement date applicable to such grants under U.S. GAAP (the "revised measurement date") and, if such revised measurement date is considered the date of grant for purposes of Section 409A, then such grants will be considered discounted options subject to the excise tax and other unfavorable tax results provided under Section 409A, absent the availability of a transitional exemption.

In the case of officers of the Company subject to reporting under Section 16(a) of the Exchange Act, as amended, in order to be eligible for a transitional exemption, any discounted options held by such officer were required to be amended before December 31, 2006 to change the exercise price or the exercise period of such options so as to comply with Section 409A. In December 2006, the Company offered to amend the terms of all discounted options that vested after December 31, 2004 held by such officers and certain other Vice Presidents and Senior Vice Presidents of the Company (a total of 13 individuals) so as to satisfy such requirements and all of such officers irrevocably agreed before the end of 2006 to either amend all such discounted options to increase the exercise price to the average of the high and low trading price on the date the Company determined to be the revised measurement date for the option grant or to limit the period in which such options may be exercised so as to satisfy the requirements of Section 409A. During fiscal 2007, the Company provided to all employees of the Company at the time of the offer, other than those that had the opportunity in December 2006 to amend their discounted options who held options that vested after December 31, 2004 and had an exercise price below the revised measurement date price determined by the Company to be applicable to such options, an offer to exchange such options for options with an exercise price increased to the revised measurement date price determined by the Company. Those employees that elected to accept such offer received in early 2009 a cash payment in the amount by which the aggregate exercise price of their options was increased as a result of the exchange. In addition, in the case of such employees who exercised discounted options during 2006 before the Company suspended option issuances and exercises starting on September 14, 2006, if the exercise of the option subjects the employee to the 409A excise tax, the Compensation Committee has approved the Company paying to or on behalf of the recipient an amount sufficient so that, after paying the 20% excise tax required under Section 409A and any applicable income tax on such payments, he or she will have the benefit of the amount by which the exercise price was less than the revised measurement date price (but such individual will be responsible for the amount of income tax that he or she would normally have incurred upon the exercise of such discounted options absent the applicability of Section 409A).

In December 2008 in anticipation of the end of the transition period for Section 409A, the Compensation Committee approved amendments to the employment agreements for Mr. Crovitz and Ms. Riley, as well as the change in control severance agreements between us and certain of our executives to ensure that each of the agreements complied with Section 409A. Except for the amendments to comply with Section 409A described above and to the employment agreement between us and Mr. Crovitz to extend the term of his service as Interim CEO, there were no other amendments to the employment agreements or change in control agreements between us and the NEOs or other executive officers.

Other Policies Relating to Executive Compensation

Equity Award Policy.    On June 21, 2007, the Board, upon recommendation of the Compensation Committee, adopted a formal Policy Regarding Awards of Equity-Based Incentives to Executive Officers and Other Employees (the "Equity Grant Policy") and in fiscal 2009, the Board, upon recommendation of the Compensation Committee, amended the Equity Grant Policy to make certain clarifying changes. The Equity Grant Policy applies to all awards by the Company of equity-based compensation to employees and consultants and sets forth policies and procedures with respect to granting, reporting, documenting and disclosing awards. The policy is intended to help ensure that all equity awards are made in accordance with applicable laws, are properly accounted for and disclosed, and are otherwise handled in accordance with the Board's intentions and good business practice. Subject to oversight by the Board, the Compensation Committee is charged with supervising the application by management of the Equity Grant Policy.

Under the policy, shares of the Company are to be valued or priced for purposes of all awards, including for purposes of setting the exercise price of options, at not less than the fair market value of the shares on the date the award is granted, determined by the average of the high and low selling price on the date of grant (as required by the 2005 Equity Plan) or, if the shares are not traded on such date, on the most recent trading day. All awards must be approved by the Compensation Committee, which must approve the recipient, the number of shares involved in the award (or a formula for determining the number of shares) and all other material terms before the award is given effect, except that the Compensation Committee may delegate the granting of awards to employees other than executive officers or a committee member to a committee of at least three senior officers. The granting of awards pursuant to such delegation is subject to various limitations provided by the Equity Grant Policy, including the establishment by the Compensation Committee when making a delegation of a maximum number of shares that may be subject to all such awards, and that may be subject to awards made to any one recipient, in any fiscal year. All awards made by the Compensation Committee's delegate must be reported to the Compensation Committee at its next regularly scheduled meeting. All awards shall be on standard terms (subject to variations among recipients in award amounts and vesting schedules) approved by the Compensation Committee, except where otherwise specifically provided by the Compensation Committee, including where the Compensation Committee has specifically delegated the authority to make exceptions to a committee of officers.

The Equity Grant Policy also establishes guidelines as to the timing for granting awards. Awards to executive officers and other senior managers designated by the Compensation Committee are to be made on an annual basis and are to be approved at the meeting of the Compensation Committee most closely preceding or following the first regularly scheduled Board meeting following the filing with the SEC of the Company's Annual Report on Form 10-K, except where made in connection with the hiring or promotion of an executive. Awards to other employees or to consultants will also be made on an annual basis at or about the same time as awards to executives. Awards will be made at other times only where specifically approved by the Compensation Committee in light of extraordinary circumstances. As discussed below, the Compensation Committee approved the granting of awards in December 2007, shortly after the filing with the SEC of the Company's Form 10-K for fiscal 2006, that would under other circumstances have been made under this policy in the Spring of 2008 after the filing of the Company's Form 10-K for fiscal 2007. Under the Equity Grant Policy, awards will be considered granted when approved unless when the approval is given a future date within one month is specified as the date of grant, except that awards made in connection with the hiring or promotion of an executive or other employee will be considered granted on the first business day of the month following approval and the recipient's commencement of employment or promotion and that awards may become effective at a later date where made subject to satisfaction of conditions such as stockholder approval. Actions by the Compensation Committee regarding awards will generally be made at minuted meetings of the Compensation Committee and may be made by unanimous written consent only in extenuating circumstances, in which event the action by consent will be given effect only after all committee members have signed and dated the consent; "as of" consents will not be used. Awards may be made at a time when the Company has material undisclosed information if the award is scheduled in accordance with the Equity Grant Policy to be made at such time and the timing is not motivated by an intention to improperly use such information for the benefit of a recipient.

The Equity Grant Policy also establishes requirements governing the reporting and documentation of awards, including requirements for the prompt reporting of all granting actions to members of the Company's Legal and Accounting Departments who are specifically designated as responsible for supervising the administration of awards. In addition, awards once approved by the Compensation Committee or its delegate may not be modified (other than to reflect correction of a clerical error) unless such modification is approved in the same manner as required for the granting of a new award.

The requirements and guidelines established by the Equity Grant Policy are subject to waiver or modification from time to time by action of the Compensation Committee (but not its delegate) or the Board.

Recovery of Compensation Upon a Restatement.    The Company has not established a policy with respect to the recovery or other adjustment of compensation to be provided to executives or other employees in the event of a restatement of its financial statements. The Company did not seek to recover bonuses paid to executives by reason of the restatement of its financial statements for the fiscal period 1997 through 2006 in part because no evidence of wrongdoing was found in the matter giving rise to the restatement. Under certain circumstances, the Company may, in the future, have the right or the duty to adjust compensation before it is paid, or to recover compensation after it is paid, to its then NEOs. Under Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to prepare an accounting restatement due to a material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws, our CEO and CFO must reimburse the Company for any bonus or other incentive-based or equity-based compensation received by them during the 12-month period following the first public issuance or filing with the SEC (whichever first occurs) of the document embodying that financial reporting requirement and any profits realized by them from the sale of our securities during that 12-month period. In the event of any future restatement, we will rely on an evaluation by the Board, after receiving advice of counsel, as to whether the circumstances giving rise to any restatement of the Company's financial statements, including the requirements of Section 304, warrant the Company seeking to recover any compensation from executives or other employees.

Elements of Compensation

General.

The compensation packages we provide our NEOs are designed to generate total compensation at levels that are sufficient in light of competitive considerations to attract and retain executives with the skills and experience required for the successful conduct of the Company's business and that reflect the performance of the executive and the Company's business performance, financial results and stock performance over time. To achieve our executive compensation objectives and in applying our compensation policies, we used for fiscal 2008 primarily three forms of compensation:

•	base salary;
•	a performance-based annual cash bonus, with objective components; and
•	long-term equity-based incentives in the form of performance share and deferred share awards.

Base Salary.

The Compensation Committee sets annual salaries at a level designed to attract and retain superior leaders. An annual salary is agreed upon when an executive is hired, as part of the recruitment process and taking into account the specific competitive factors regarding the candidate and general competitive factors as reflected in salary and total compensation levels for persons with similar job responsibilities at peer group companies, determined based on publicly available information compiled by the Company's Human Resources Department. When an annual salary is set forth in an agreement, it is usually established as a minimum and is subject to annual review and adjustment. Generally, the Compensation Committee sets the salary of each NEO at the beginning of the year as part of its annual review of the executive's compensation package and considering his or her performance during the previous year. In fiscal 2007, however, the annual salaries for Ms. Poseley, Ms. Riley, and Mr. Crovitz were each determined pursuant to negotiated agreement. In fiscal 2008, the Compensation Committee did not consider any merit pay increase for NEOs until August 2008 where after considering the Company's performance during the first half of the fiscal year and mid-year evaluations the Compensation Committee approved a 1.75% merit pay increase for each NEO other than Mr. Crovitz, the Interim CEO. Due to the variation in the number of pay periods during a fiscal year, the salary amounts reflected on the Summary Compensation table below and shown in prior years may vary slightly from the annual salary levels established for the executives.

In setting an executive's salary, the Compensation Committee considers the executive's scope of responsibilities (including changes in responsibility made during the year or slated to be made), his or her expertise in matters pertinent to the Company, the executive's level of experience with the Company, in its industry and with business affairs and the executive's performance over several years, and also benchmarks salary levels and total compensation against the salary and total compensation of executives with similar job responsibilities at our peer group companies, using information from publicly available sources, including Equilar. Historically, the Compensation Committee has targeted each executive's salary to be within the 50% to 75% quartile of salaries of executives with comparable responsibilities at peer group companies, considering variation in size and business complexity among the peer group companies.

Annual Cash Bonuses.

Creation of the 2007 Bonus Plan and Supplemental Bonus Program

In 2006 the Board and the stockholders approved an annual cash bonus plan for the Company's management (the "2006 Bonus Plan"), which in general terms provided for bonuses for fiscal 2006 and subsequent years to be awarded based primarily on objective performance measures to be pre-established at the beginning of the year by the Compensation Committee. Bonuses under the 2006 Bonus Plan were intended to qualify as performance-based compensation that will be deductible by the Company under Section 162(m) of the Code even where the annual compensation to an executive exceeds $1 million. See "Accounting and Tax Considerations" above. For fiscal 2006, the Compensation Committee established earnings per share before equity compensation expense as the objective performance measure to be used under the plan. In early 2007, the Compensation Committee approved in accordance with the 2006 Bonus Plan bonuses for the Company's executives and other bonus-eligible employees for fiscal 2006 determined based on the level of the Company's earnings per share before equity compensation expense for the year and on the target bonus amounts and other specific criteria for the award of bonuses that had been pre-established by the committee for the year in accordance with the plan. The Compensation Committee also approved on a discretionary basis additional bonus awards for fiscal 2006 for some executives and other employees, totaling $2.1 million in the aggregate, calculated based on the level of bonuses that would have been payable based on fiscal 2006 earnings per share if certain adjustments to the earnings per share were made, including adjustments to exclude certain costs relating to the investigation in fiscal 2006 of the Company's historical stock option grant practices. The matters giving rise to the items for which adjustments were made arose primarily out of events occurring before fiscal 2006 and had not been anticipated when the earnings per share targets for the year were set. The Compensation Committee concluded, consistent with our principal compensation policies, that in general, the management team was not in a position to control these matters and that the related accounting entries did not reflect the level of management's performance and so should not affect the bonuses to be paid to such employees. Notwithstanding such determination, the Company's former CEO and former General Counsel did not receive bonuses for fiscal 2006. Based on its experience in applying the 2006 Bonus Plan during fiscal 2006 and in otherwise determining the bonuses appropriate for fiscal 2006, the Compensation Committee determined that certain refinements of the Company's bonus system should be instituted. Accordingly, the Compensation Committee decided to recommend to the Board, and the Board approved, termination of the 2006 Bonus Plan after the payment of bonuses for fiscal 2006 and adoption of a new bonus plan, the 2007 Bonus Plan, for use in fiscal 2007 and subsequent years and, also, adoption of a Supplemental Bonus Program for use in fiscal 2007 and subsequent years.

The 2007 Bonus Plan provides for annual performance-based cash bonuses for members of management selected by the Compensation Committee in amounts that are to be determined (subject to the Compensation Committee's discretion to reduce such amounts) based upon the attainment of any of a variety of objective performance criteria to be established by the committee in the first quarter of the year. Bonuses payable under the 2007 Bonus Plan, are intended to qualify as performance-based compensation deductible under Section 162(m) of the Code even where the annual compensation to an executive exceeds $1 million.

The Supplemental Bonus Program is intended to provide a framework for the granting of bonuses based on factors that cannot be considered under the 2007 Bonus Plan including the Compensation Committee's assessment of the performance of an individual employee or extraordinary contributions made to the Company. It provides an individualized performance-based bonus opportunity for those employees selected by the Compensation Committee to participate in the program for a fiscal year. Under the program, an individual target bonus amount will be established by the Compensation Committee for a participating employee and will be payable only if (i) a minimum score is achieved on the employee's individual performance review, which is scored from 0 to 5.0, and (ii) a threshold objective Company (or divisional) performance target is achieved for the fiscal year. No individual performance component is paid to any bonus-eligible employee who does not achieve a minimum score of 3.0 on his or her annual performance review. Additional performance criteria may be established by the Compensation Committee. The actual bonus earned by an eligible employee under the Supplemental Bonus Program may be less than, or greater than, the target bonus amount depending upon the extent to which the applicable performance targets are met or exceeded and any additional factors the Compensation Committee determines to take into account in making bonus determinations under the program. Bonuses payable under the Supplemental Bonus Plan will not qualify under Section 162(m) of the Code.

In accordance with the 2007 Bonus Plan, the Compensation Committee in the first quarter of fiscal 2008 selected operating income and the ability to achieve cost reductions as the objective performance measures to be used in the Company's bonus program for such year. Consistent with the plan's provisions, the Compensation Committee established during the first quarter a target bonus amount for each then NEO based on a percentage of the NEO's annual salary and established a range of operating income and cost reduction levels that it believed would, if achieved, support awarding bonuses to the NEOs (and other bonus plan participants). Because the Company's bonus plan is self-funding, notwithstanding that the Compensation Committee selected two performance metrics for NEO bonuses, if operating income were below this range, no bonuses would be paid under the plan and, if above the minimum, bonuses of between 1% and up to 200% of the target bonus amount would be considered, with a target level of operating income and cost reductions specified at which bonuses of 100% of the target bonus amount would be considered. For each participating NEO, the target bonus amount would be paid out 75% based on the operating income performance metric and 25% based on cost reduction levels. The minimum level of operating income for fiscal 2008 established for purposes of the bonus program was $66 million and the minimum level of cost reductions established was $27 million. The target level at which bonuses of 100% of the target bonus amount would be paid was set at $90 million for the operating income portion of the bonus and $35 million for the cost reduction portion of the bonus.

In setting the range of operating income and cost reduction targets, the Compensation Committee considered the Company's business plan and historical earnings and earnings growth rate. Because the Company did not adjust the compensation levels for any NEOs based on the Company's fiscal 2007 performance, the Compensation Committee maintained the bonus program targets at levels consistent with historical earnings growth rates of peer group companies, and targeted a level of earnings performance for bonus purposes that it anticipated would be in the 50% to 75% quartile of historical earnings growth performance of peer group companies based on their historical performance and scaled the range of targets to produce bonuses that, in general, would be at a level at the upper end of 50% to 75% quartile of bonuses paid to comparable executives of peer group companies if our business plan goals were achieved and extending into the top quartile if superior earnings performance in comparison to our business plan were achieved. In setting target bonus amounts for executives, based on the Company's results of operations for the fiscal 2007 year, the Compensation Committee did not consider a merit increase for any NEO nor did the Compensation Committee consider an increase in bonus target. Accordingly, the total compensation level for each NEO during fiscal 2008 was based on the total compensation for executives holding comparable positions at peer group companies. Based on the levels set for comparable companies during the fiscal 2007 and the Company's performance during fiscal 2007, the Compensation Committee believed the fiscal 2008 compensation levels to be appropriate to incentivize each executive to achieve the Company's business plan goals. In general, these compensation levels were consistent with the ranges of earnings targets we had set for fiscal 2007, target bonus amounts for fiscal 2008 were set at a level that falls within the 50% to 75% quartile of the bonuses paid in recent years to executives having comparable responsibilities at peer group companies but not accounting for adjustments to compensation levels either positive or at peer group companies based on performance during fiscal 2007.

Determination of Fiscal 2008 Bonus Amounts

During fiscal 2008, the Company experienced strong results of operations due to a significant increase in operating income over the previous fiscal year and significant cost reductions resulting in a year over year earnings increase of 60%. At the beginning of fiscal 2008 as part of the Company's strategic review which resulted in a decision to exit the Company's Disney Store North America business, the Company embarked upon a campaign to reduce costs in its continuing operations. Accordingly, the Company achieved operating income (less adjustments for one-time items) of $117 million, which resulted in a 200% bonus achievement for the operating income portion of the bonus, and $60 million in cost reductions, which in a 200% bonus achievement for the cost reduction portion of the bonus. Although executives were eligible to participate in the Supplemental Bonus Program for fiscal 2008, the Compensation Committee did not approve a discretionary bonus in fiscal 2008 for any executive officer.

2009 Bonus Program

After considering the Company's recent performance and the Company's completion of its review of strategic alternatives, the Compensation Committee decided to eliminate the cost savings as a specific performance metric for measuring bonus achievement. The Compensation Committee determined that measuring management based on the operating income performance metric was sufficient to focus management on both achieving both sales objectives and expense control. Accordingly, on March 4, 2009, the Compensation Committee selected annual operating income (subject to adjustments provided by the 2007 Bonus Plan) as the objective performance measure to be used in the Company's annual cash bonus program for fiscal 2009, such measure to be determined based solely on fiscal 2009 performance. Consistent with the 2007 Bonus Plan's provisions, each NEO's bonus opportunity for fiscal 2009 is based on a target bonus amount that is a percentage of the NEO's annual salary and a range of operating income targets that the Compensation Committee believes, if achieved, will support awarding bonuses to the NEOs (and other bonus plan participants) under the plan for fiscal 2009. For each current NEO, the annual cash bonus opportunity has been weighted 100% to the achievement of the operating income target. If performance for the year is below the range established, no bonus will be paid under the plan. If above the minimum level of the range, bonus amounts will range between 1% and 200% of the target bonus amount would be considered, with a target level of operating income specified at which 100% of the target bonus amount would be considered.

For fiscal 2009, the Compensation Committee has not established target bonus amounts for any of the Company's executives under the Supplemental Bonus Program and executives are currently eligible to receive a bonus only under the 2007 Bonus Plan. The Compensation Committee nevertheless has retained discretion to award a bonus for fiscal 2009 to any executive or other employee if it determines that doing so is warranted in the best interests of the Company.

Equity-Based Incentive Awards.

General

A significant portion of the executive compensation we provide is in the form of equity-based incentive awards. We currently provide performance share awards, deferred share awards and in a few instances restricted stock grants, each as further discussed below. Until fiscal 2006, we provided equity-based incentives solely in the form of stock options, which generally were granted to members of the senior management team, as well as other employees, on an annual basis in connection with annual performance reviews or upon hiring or promotion. In April 2005 the Board and, in June 2005, the stockholders approved the 2005 Equity Plan, under which equity incentives in a variety of forms, including awards of conditional rights to receive shares either upon, among other conditions, the expiration of a period of employment ("deferred share awards") or satisfaction of individual or Company performance measures along with expiration of a period of employment ("performance share awards"), as well as stock options and restricted stock grants, may be awarded. Under the 2005 Equity Plan, awards for a maximum of 2,000,000 shares of Common Stock may be made. As discussed further below, in connection with the adoption of the 2005 Equity Plan the Compensation Committee determined, after considering the accounting aspects of granting the different types of awards, that the Company would generally favor granting deferred share or performance share awards rather than stock option awards. Early in fiscal 2006, we made performance share awards under the 2005 Equity Plan to members of the senior management team. These awards, taken together with option awards made early in 2005, were intended to provide a multi-year incentive. They were conditioned on satisfaction of performance criteria for both fiscal 2007 and the fiscal 2005 through 2007 period, and were viewed as a substitute for the option grants that under previous policies would have been awarded to senior management in fiscal 2006 and fiscal 2007. The Company did not satisfy the performance criteria for the 2006 performance share awards and no shares were issued pursuant to the awards.

During the period from September 14, 2006 through December 10, 2007, we suspended the issuance of options and other equity awards, and the issuance of shares upon the exercise of outstanding options in connection with the investigation of our historical option granting practices, pending completion of the investigation, the adoption of new equity grant policies and procedures and the Company becoming current in its periodic reporting to the SEC.

2008 Deferred Share Awards and Performance Share Awards

During the fourth quarter of fiscal 2007, the Compensation Committee recommended to the Board, and the Board approved, a multi-year equity incentive program, the 2008 Long-Term Incentive Plan (the "2008 LTIP") for NEOs and other key employees. The 2008 LTIP provides for two types of awards, deferred share awards (the "2008 Deferred Share Awards"), which vest based on continued employment over the period 2008 through 2010, and performance share awards (the "2008 Performance Share Awards", which are conditioned on satisfaction of certain objective performance measures for the 2008 through 2010 period as well as continued employment. For a description of each type of award under the 2008 LTIP, see "Grants of Plan-Based Awards" below.

The awards made under the 2008 LTIP are intended to further our policy of utilizing equity-based incentives in order to retain and incentivize key management talent. The deferred share element of the 2008 LTIP was intended to retain the award recipients, including the recipient NEOs, by providing a minimum level of equity-based compensation for each fiscal year from fiscal 2008 through fiscal 2010 conditioned upon continued employment, as well as to provide incentives to promote the long-term value of the Common Stock. The performance share element of the 2008 LTIP was intended to incentivize the award recipients to achieve the performance goals set for the award, which are based on the Company's operating income (subject to certain adjustments) and which we believe, if achieved, will promote the long-term appreciation of the value of our stock, as well as to reward continued employment. The 2008 LTIP awards to NEOs were determined taking into account competitive (including retention) considerations, the nature and level of the equity awards and total compensation levels provided executives of peer group companies with comparable job responsibilities and the other standards for setting incentive compensation discussed above, including the executive's prior performance and compensation level in previous years.

As discussed above under "Other Policies Relating to Executive Compensation," the Company's policy, established in June of 2007, is to generally grant equity awards annually, in the Spring after annual performance evaluations are done and shortly after the Company's Annual Report of Form 10-K for the previous year is filed. However, in the case of the awards under the 2008 LTIP the Compensation Committee, based on the advice of executive management and F. W. Cook & Co., the Company's independent compensation consultant, determined to make the awards before the Spring of 2008, and instead to make them promptly after the Company filed with the SEC its Form 10-K report for fiscal 2006 (and become current in all of its other delinquent periodic reports with the SEC), which occurred in December 2007 due to the delays in completing the reports that we have previously disclosed. In making this determination, the Compensation Committee also considered that, as it was clear at that point that no part of the performance share awards made in 2006 would be issued, they no longer had any retention value and delay in granting awards under the 2008 LTIP would be contrary to achieving the retention and long-term incentive aspects of the Company's management compensation objectives. The grant of these awards before the Spring of 2008 did not, however, accelerate the timing of the applicable three year performance period of the 2008 Performance Share Awards, which extends from fiscal 2008 and continues through fiscal 2010. In addition, immediately following the filing of the delinquent reports with the SEC, the Compensation Committee recommended, and the Board approved, (1) granting equity awards that the Company had previously promised to certain key employees in connection with their hiring or promotion but had not been made because, as discussed above, we had suspended granting equity awards until we became current in making our periodic SEC reports, and (2) granting deferred share awards to all eligible employees, other than members of senior management or other key employees who received awards under the 2008 LTIP, who under the Company's compensation policies would have received such grants in 2006 or earlier in 2007 but for our suspension of the making of equity grants.

Based on the Company's performance during fiscal 2008, the executives participating in the 2008 LTIP earned 100% of the Performance Share Awards attributable to fiscal 2008 and have the potential to earn an additional 100% of the Performance Share Awards attributable to fiscal 2008 if the cumulative three year operating income target is achieved for fiscal 2008, fiscal 2009 and fiscal 2010. Under the 2008 LTIP, 100% of the Performance Shares Awards earned for fiscal 2008 will be delivered to the executive on the delivery date in fiscal 2011 after the final year of the 2008 LTIP. So long as the executive remains employed with the Company until the delivery date, these shares are not subject to forfeiture.

Stock Options

The most recent option award we have made to members of senior management was on April 29, 2005, when we granted options for a total of 926,500 shares to senior management and other employees pursuant to our 1997 Stock Option Plan. Each such option has a ten year duration and, when granted, vested as to one quarter of the shares subject to the option on each of the first four anniversaries of the date of grant. In fiscal 2007 we made one option award to an NEO, which was made as of the end of the year to our former CEO automatically under the 2005 Equity Plan by virtue of his being a non-management director on such date.

On January 27, 2006, the Compensation Committee approved the acceleration of vesting of most of the outstanding in- and out-of-the-money stock options held by our employees, collectively involving the right, subject to certain conditions, to purchase a total of approximately 2.1 million shares of our common stock. We decided to accelerate the vesting of these stock options to reduce equity compensation expense that would have been recorded in future periods following our adoption as of the start of fiscal 2006 of SFAS 123(R). Under accounting guidance effective during fiscal 2005 (APB 25 and other relevant accounting guidance), we recorded an expense in the fourth quarter of fiscal 2005 of approximately $1.7 million, which represents our estimate of the intrinsic value that would have been forfeited had the acceleration not occurred. See the table of "Outstanding Equity Awards at Fiscal Year-End" below. The vesting of stock options for a total of 355,000 shares previously granted to our non-employee directors and certain of our executives was, however, not changed by this action.

As part of our action accelerating the vesting of options, holders of unvested options for 5,000 or more shares agreed that if they exercised options prior to the time such accelerated options would have vested under their original vesting schedule, they would not sell or otherwise transfer the shares they acquired until such time as the shares would have otherwise vested under their original vesting schedule. However, this restriction lapses upon the option holder's disability, death or in the event of a change in control of the Company. Unless the transfer restriction is waived by the Company, in the event such holder ceases to be employed by us for any reason other than death, disability or retirement, the transfer restrictions continue to apply for the remainder of the original vesting period as if such holder's employment with us had not ceased or terminated. Except as described above, all other terms and conditions of each accelerated option remained unchanged.

As a result of the investigation into our stock option granting practices, we determined that the exercise price of many of our outstanding stock options, including those granted on April 29, 2005, were set below the fair market value of the related shares on the date of grant, contrary to our policies. As discussed below under "Option Repricing," in fiscal 2007 all such options held by directors, executive officers, other members of senior management and, all our employees were modified to increase the exercise price to the fair market value of the shares of Common Stock on the date the Company determined to be the appropriate measurement date for such options to be used in the preparation of its restated financial statements. The information provided below regarding options held by our NEOs reflects this repricing action. We did not consider the effect of the repricing in determining the subsequent compensation of any of the NEOs.

2006 Performance Share Awards

On January 30, 2006, the Compensation Committee granted performance share awards (the "2006 Performance Share Awards") to the senior management team and certain other employees, including our NEOs then employed by the Company. We made additional 2006 Performance Share Awards later in 2006 to newly hired executives, including to Susan Riley in connection with her employment as our Chief Financial Officer. Except for the number of shares that may be received pursuant to an award, the same award terms applied to all recipients.

In general, under the award terms, shares of common stock were to be issued to an award recipient if certain Company-wide performance criteria were exceeded and the recipient remained in the Company's employ at the time shares were to be delivered to recipients. Issuance of any shares pursuant to an award was contingent upon the Company achieving earnings per share of a minimum of $2.93 in fiscal 2007 and a cumulative earnings per share level for the three fiscal years 2005 through 2007 of a minimum of $6.00. A target number of shares was designated for each recipient and, depending on the extent to which the minimum fiscal 2007 earnings per share level was met or exceeded, the recipient was entitled (subject to the other award terms) to receive a number of shares up to a maximum of 200% of the target number of shares. The aggregate target number of shares which could have been issued pursuant to the awards was 600,000 shares and the maximum number of shares was 1,200,000 shares. In general, to the extent shares were earned pursuant to the 2006 Share Performance Awards upon satisfaction of the minimum performance levels, 50% of the shares earned were to have been delivered promptly following the Compensation Committee's determination that the performance standards had been met and 50% one year later. The terms of the awards were intended to further our policy of utilizing equity based incentives in order to retain key executive talent.

The 2006 Performance Share Awards were intended to provide the major part of the equity incentives we would provide the management team with respect to fiscal 2006 and 2007. The awards made to our NEOs and other executives were determined taking into account competitive (including retention) considerations, based primarily on the nature and level of the equity awards and total compensation levels provided executives of peer group companies with comparable job responsibilities and the standards for setting incentive compensation discussed above, and the executive's prior performance and compensation level in previous years.

The Company did not meet the minimum earnings level for fiscal 2007 required by the terms of the 2006 Share Performance Awards and, as a result, no shares have been or will be issued pursuant to any of the awards.

2007-8 Retention Awards

During the fourth quarter of fiscal 2007, after the Company became current in its periodic SEC reporting, the Compensation Committee recommended to the Board, and the Board approved, a cash award designed to retain our NEOs (other than the Interim CEO) and other key employees. The amount payable pursuant to the award ranges from 40% for the NEOs to 10% of the recipient's annual salary, depending on level in the organization and other factors. This award was part of a comprehensive program, recommended by F. W. Cook & Co., to address the retention of, and an appropriate compensation and incentive package for, the Company's NEOs (other the Interim CEO) and other key employees, which also included the 2008 LTIP and the change in control severance agreements and policy discussed under "Role of Change in Control Severance Agreements" above. Payment of the retention award was contingent upon the award recipient's continued employment by the Company through June 30, 2008 (or in the case of certain key employees, not including any NEO, continued employment through an earlier date). In addition, if an award recipient's employment was terminated in connection with a change in control prior to June 30, 2008, such recipient would have been entitled to the payment at the time of termination of employment. In deciding to approve the cash retention awards, the Compensation Committee considered several factors weighing against the Company's ability to retain NEOs and other key associates. Among the factors taken into consideration was the uncertainty in the Company's affairs and distraction from long-term business development efforts arising from the resignation of the Company's former, long-time CEO and his subsequent public statements about his intention to seek to acquire the Company, as well as the uncertainty associated with the appointment of an Interim CEO and the search process for a new CEO. In addition, the Compensation Committee considered the Company's strategic position and prospects and the inability of the Company to make its customary annual equity incentive awards for the prior two annual performance review cycles, as well as the significant decrease in the price of the Company's common stock during the preceding twelve months coupled with the inability of our employees to exercise vested stock options held by them during such time. The Compensation Committee concluded that under the circumstances additional incentives at the levels and on the terms described were needed and appropriate to retain our NEOs and other key employees. Based on the criteria for receiving the awards described above, Ms. Riley, Mr. Flaks and Mr. Rose each received cash retention incentives during 2008. In addition, the Company agreed to pay Ms. Poseley the cash retention incentive promised to her because although she was not employed by the Company on June 30, 2008, the Company terminated Ms. Poseley's employment in connection with its decision to exit the Disney Store North America business.

Employee Stock Purchase Plan—The Company's 2005 Employee Stock Purchase Plan authorizes the issuance of up to 360,000 shares of common stock for purchase by employees through payroll deductions. All employees of the Company who have completed at least 90 days of employment and attained 21 years of age are eligible to participate, except for employees who own common stock or options on such common stock which represents 5% or more of the Company's outstanding common stock. The purchase price for common stock under the plan is 95% of the stock's fair market value at the time of purchase. In the first quarter of fiscal 2008, after considering participation levels and the administrative costs associated with maintaining the Company's employee stock purchase plan the Compensation Committee decided to terminate this benefit.

Other Benefits.

401(k) Plan

The Company has adopted The Children's Place 401(k) Savings Plan (the "401(k) Plan"), which qualifies under Section 401(k) of the Code. The 401(k) Plan is a defined contribution plan established to provide retirement benefits for all employees who have completed 90 days of service with the Company. The 401(k) Plan is employee funded up by an annual amount elected by the employee that is limited to the maximum amount provided by the Code, and also provides for the Company to make matching contributions to the 401(k) Plan. Company matching contributions for non-highly compensated employees, as defined in the Code, are equal to 100% of the employee's contribution up to 3% of compensation plus 50% of the employee's contribution between 3% and 5% of compensation. Matching contributions for non-highly compensated employees are immediately vested. Company matching contributions for highly compensated employees, as defined in the Code, are equal to the lesser of 50% of the employee's contribution or 2.5% of the employee's covered compensation. Matching contributions for highly compensated employees vest over five years.

Life Insurance

All of our NEOs, including our former CEO, received life insurance coverage under a program that is generally available to all employees.

Perquisites

We provide our Interim CEO with (or reimburse him for) car service to/from Manhattan to the Company's offices on an as-needed and reasonable basis.

The Compensation Committee reviews at least annually the perquisites provided to our NEOs. Costs associated with perquisites are included in the "All Other Compensation" column in the "Summary Compensation Table" below.

Determination of Fiscal 2008 NEO Compensation

Discussed below are the compensation decisions we made with regard to the fiscal 2008 compensation of each of the NEOs. Each of the principal elements of our executive compensation programs (salary, annual bonus and equity awards, as well as the 2007-8 retention awards) is addressed where applicable. Except as specified below, the NEOs did not receive any other material element of compensation and each of them received only the additional benefits and perquisites discussed above and in the "Summary Compensation" table below. When the Company has a contractual obligation pursuant to an employment agreement with the NEO and this was a factor in the Compensation Committee's decision-making, this factor is discussed.

Generally, the Compensation Committee will determine the annual salary level for each NEO in the spring of the fiscal year in connection with his or her annual performance review. In fiscal 2008, the Compensation Committee did not award merit increases to the NEOs due to the Company's results of operations in fiscal 2007. Rather, the Compensation Committee determined that it would consider merit pay increases and/or increases to the annual bonus target bonus percentage when the Compensation Committee conducted mid-year performance evaluations in August of fiscal 2008 and assessed the Company's performance during the first half of fiscal 2008. Accordingly, for the first half of fiscal 2008 the annual salary level of each NEO remained unchanged from the previous fiscal year, when the Compensation Committee had determined fiscal 2007 salary levels in connection with his or her annual performance review for fiscal 2006. In determining not to increase the compensation for NEOs for fiscal 2008, the Compensation Committee based the compensation of each NEO for fiscal 2008 on the competitive information reviewed for the previous fiscal year. In making decisions about the fiscal 2007 compensation of each NEO, the Compensation Committee applied the policies and standards discussed above and determined that the salary, annual bonus, equity awards and total compensation of the NEO was appropriate, in furtherance of the objectives of our compensation policies and programs and in the best interest of the Company and its stockholders. In making these compensation decisions the Compensation Committee took into account the performance of the Company and the executive in fiscal 2006 and (where applicable) in previous years, the executive's experience and expertise and competitive (including retention) considerations, assessed principally in relation to our practice of benchmarking our executives' compensation to that provided executives with comparable responsibilities at the peer group companies identified above. In August 2008, after considering the Company's performance during the first half of the fiscal year and mid-year evaluations, the Compensation Committee approved a 1.75% merit pay increase for each NEO other than Mr. Crovitz, the Interim CEO.

The 2008 Deferred Share and Performance Share Award each NEO received with respect to the 2008 fiscal year was determined in December 2007. Because the Company was not able to make equity awards at the time of Susan Riley's promotion in January 2007 or at the time when the Company entered into an employment agreement with Charles Crovitz in October 2007, related equity awards were made to them in December 2007. After the end of fiscal 2008, the Compensation Committee considered and after approval by the Board, approved at the beginning of fiscal 2009 an additional restricted stock award to Mr. Crovitz in connection with an amendment to his employment agreement to secure Mr. Crovitz's services as Interim CEO for fiscal 2009, if necessary, or until the appointment of a permanent CEO prior to the end of the end of the 2009 fiscal year end.

The Compensation Committee did not award additional cash or equity incentives during fiscal 2008 (other than in connection with the extension of Mr. Crovitz's employment).

Mr. Crovitz.

Beginning September 26, 2007, Mr. Crovitz commenced serving as our Interim CEO. On March 13, 2008, the company entered into an employment agreement with Mr. Crovitz, which superseded the employment term sheet agreed upon by the Company and Mr. Crovitz on November 20, 2007. The employment agreement was subsequently amended on December 31, 2008 for the purpose of complying with the Internal Revenue Code 409A and on February 5, 2009 for the purpose of extending Mr. Crovitz's initial term of employment. The initial term of the agreement was from September 26, 2007 until the earlier of (i) the end of fiscal 2008 or (ii) the selection and commencement of service of a permanent CEO. Pursuant to the agreement, Mr. Crovitz was paid during fiscal 2008 based on an annual salary of $1 million, payable in accordance with the Company's normal payroll practices. For details on the terms of Mr. Crovitz's employment agreement, see "Employment and Severance Agreements with NEOs" below. Under his employment terms during fiscal 2008, Mr. Crovitz was entitled to participate in our annual management bonus program in which other senior executives could participate. Mr. Crovitz's target bonus for fiscal 2008 was $1 million and his bonus was based on the same performance criteria and other terms applicable to other senior executives including payment of any bonus earned at the beginning of fiscal 2009, but without a requirement for continued employment at the time of payment. Mr. Crovitz earned $2,000,000 under the bonus program in fiscal 2008.

During fiscal 2008, Mr. Crovitz was not granted any additional equity compensation. In February 2009, in connection with the extension of his employment agreement, Mr. Crovitz received under our 2005 Equity Plan, an additional restricted stock award of 41,551 shares of Common Stock, which shall vest as to 1/36th of the restricted shares on the last day of each calendar month, commencing with February 2009, subject to the terms of a restricted stock award agreement. Mr. Crovitz also received under the 2005 Equity Plan an additional restricted stock award of 13,850 shares of Common Stock, which vests as to 7/36ths of the restricted shares immediately on September 1, 2009 and as to 1/36th of the restricted shares on the last day of each calendar month, commencing with September 2009, provided that the Board elects to extend Mr. Crovitz's employment beyond August 31, 2009 and subject to the other terms of a restricted stock award agreement.

Pursuant to the terms of his employment agreement, Mr. Crovitz received $519,416 in housing allowance, furniture rental and relocation transportation costs (including gross up payments) during fiscal 2008.

For more detail on Mr. Crovitz's compensation for fiscal 2008, see the "Summary Compensation" table and for more information on his employment agreement see the "Employment and Severance Agreements with NEOs" below.

Ms. Riley.

During fiscal 2008, Ms. Riley served as our Executive Vice President, Finance and Administration and beginning upon the resignation of our Chief Financial Officer in August 2008, as our Chief Financial Officer. In accordance with the terms of the employment agreement with Ms. Riley effective as of February 4, 2007, Ms. Riley's salary for fiscal 2008 was $525,000. In the August 2008, the Compensation Committee after evaluating Ms. Riley's performance as well as the Company's results for the first half of 2008 increased Ms. Riley's compensation by 1.75% to $534,200. Under the terms of her employment agreement, Ms. Riley is entitled to participate in our incentive programs on a basis no less favorable than provided for any other executive officer other than the CEO but not for any specific incentive compensation level, except that she was eligible for an incentive bonus on the terms of our incentive bonus program in fiscal 2008 of at least 50% of her annual salary.

Based upon the factors described above, Ms. Riley's target bonus amount under the 2008 bonus program remained at 50% of her annual salary rate, which was unchanged from the 2007 bonus program. Ms. Riley earned a bonus for her services during fiscal 2008 of $534,200.

Additionally, for the reasons discussed above, the Compensation Committee approved a cash retention award of $262,500 to Ms. Riley, which Ms. Riley received on or about June 30, 2008.

Under the terms of Ms. Riley's 2008 Performance Award, Ms. Riley earned 8,740 performance shares for fiscal 2008, contingent upon her continued service to the Company through the delivery date in fiscal 2011. In addition, Ms. Riley may earn an additional 8,740 shares for fiscal 2008 if the Company achieves the three year cumulative operating income target for fiscal 2008, fiscal 2009 and fiscal 2010.

For more detail on Ms. Riley's compensation for fiscal 2006, fiscal 2007 and fiscal 2008, see the "Summary Compensation" table and for more information on her employment agreement see the "Employment and Severance Agreements with NEOs" below.

Mr. Flaks.

The Company has not entered into an employment agreement with Mr. Flaks. Mr. Flaks' annual salary was $490,500 during fiscal 2008, which was unchanged from his salary in fiscal 2007. Mr. Flaks' compensation which the Compensation Committee set in fiscal 2007 was consistent with its salary policies described above. In August 2008, the Compensation Committee after evaluating Mr. Flaks's performance as well as the Company's results for the first half of 2008 increased Mr. Flaks's compensation by 1.75% to $499,100.

Based upon the factors described above, Mr. Flaks' target bonus amount under the 2008 bonus program remained at 40% of his annual salary rate, which was unchanged from the 2007 bonus program. Mr. Flaks earned a bonus for his services during fiscal 2008 of $399,280.

Additionally, for the reasons described above, the Compensation Committee paid a cash retention award of $245,250 to Mr. Flaks, which Mr. Flaks received on or about June 30, 2008.

Under the terms of Mr. Flaks' 2008 Performance Award, Mr. Flaks earned 5,444 performance shares for fiscal 2008 contingent upon his continued service to the Company through the delivery date in fiscal 2011. In addition, Mr. Flaks may earn an additional 5,444 shares for fiscal 2008 if the Company achieves the three year cumulative operating income target for fiscal 2008, fiscal 2009 and fiscal 2010.

For more detail on Mr. Flaks' compensation for fiscal 2006, fiscal 2007 and fiscal 2008, see "Summary Compensation" below and for more information on his employment terms see the "Employment and Severance Agreements with NEOs" below.

Mr. Rose.

The Company has not entered into an employment agreement with Mr. Rose. Mr. Rose's annual salary was $436,000 during fiscal 2008, which was unchanged from his salary in fiscal 2007. Mr. Rose's compensation which the Compensation Committee set in fiscal 2007 was consistent with its salary policies described above. In August 2008, the Compensation Committee after evaluating Mr. Rose's performance as well as the Company's results for the first half of 2008 increased Mr. Rose's compensation by 1.75% to $443,600.

Based upon the factors described above, Mr. Rose's target bonus amount under the 2008 bonus program remained at 40% of his annual salary rate, which was unchanged from the 2007 bonus program. Mr. Rose earned a bonus for his services during fiscal 2008 of$354,880.

Additionally, for the reasons discussed above, the Compensation Committee paid a cash retention award of $218,000 to Mr. Rose, which Mr. Rose received on or about June 30, 2008.

Under the terms of Mr. Rose's 2008 Performance Award, Mr. Rose earned 4,839 performance shares for fiscal 2008 contingent upon his continued service to the Company through the delivery date in fiscal 2011. In addition, Mr. Rose may earn an additional 4,839 shares for fiscal 2008 if the Company achieves the three year cumulative operating income target for fiscal 2008, fiscal 2009 and fiscal 2010.

For more detail on Mr. Rose's compensation for fiscal 2006, fiscal 2007 and fiscal 2008, see "Summary Compensation" below and for more information on his employment terms see the "Employment and Severance Agreements with NEOs" below.

Ms. Poseley.

During fiscal 2008 until the Company exited the Disney Store North America business, Ms. Poseley served as our President, Disney Store North America. Pursuant to her 2006 employment agreement, Ms. Poseley's annual salary during fiscal 2008 was $645,000.

Based on the Company's results of operations for fiscal 2007, the Compensation Committee neither awarded Ms. Poseley (nor any other NEO) a merit pay increase for fiscal 2008 nor did it consider an increase in her target bonus amount.

In May 2008 in connection with Ms. Poseley's termination of employment after the Company exited the Company's Disney Store North America business, the Company entered into a severance agreement with Ms. Poseley pursuant to which Ms. Poseley became entitled to receive a severance payment of $967,500, payable in bi-weekly installments beginning immediately upon her termination. Ms. Poseley will also receive payments for all accrued paid time off, totaling $93,646, as well as health and dental benefits continuation for 18 months following her termination of employment, having an estimated value of $19,297. Additionally, for the reasons described above, Ms. Poseley received a cash retention award of $322,500.

Ms. Poseley's awards under the 2008 LTIP were forfeited as of the date of the termination of her employment. For more detail on Ms. Poseley's compensation for fiscal 2006, fiscal 2007 and fiscal 2008, see the "Summary Compensation" table and for more information on her employment terms see the "Employment and Severance Agreements with NEOs" below.

Compensation Upon Termination of Employment Including After a Change in Control

We have entered into employment and/or severance agreements with certain of our NEOs, other executives and other key employees that require us to make payments and provide various benefits in the event of the termination of his or her employment, including a termination of employment occurring in connection with a change in control of the Company. We utilize these provisions in order to recruit and retain, including to obtain a long-term commitment to employment from, executives and key employees. We have often found such provisions necessary in order to recruit key employees. We also believe that appropriate severance arrangements will provide our executives with important incentives to remain employed with us and to concentrate on the Company's business objectives in circumstances where a change in control of the Company becomes imminent. In general, the provisions we use with regard to change in control situations are "double trigger" in nature, that is, in order for severance benefits to be available both a change in control must have occurred (or based on events that have occurred must be imminent) and the individual's employment must be terminated by the Company or their position changed materially or their compensation reduced materially. However, with respect to equity incentive awards, occurrence of a change in control alone will accelerate the vesting of the award, in light of the significance which a change in control may have on the Company's prospects and the changed employee incentive situation that may result.

The severance provisions of the employment agreements of each of Mr. Crovitz, Ms. Riley and Ms. Poseley provide for severance payments and other benefits upon termination of employment by the Company without cause or by the executive for "good reason." The severance benefit provisions of Ms. Poseley's employment agreement were amended during fiscal 2007, as discussed below. In the case of Mr. Crovitz, under his employment agreement, additional benefits are provided upon a termination of employment in connection with a change in control. Ms. Riley, Ms. Poseley, Mr. Flaks and Mr. Rose each entered into separate change in control severance agreements in December 2007 along with certain other of the NEOs and certain key employees, which are described below, pursuant to which they are provided severance benefits upon a termination of employment in connection with a change in control. (In Ms. Riley's case, this agreement superseded the change in control provisions that were in her employment agreement.) Each of Mr. Crovitz's, Ms. Riley's and Ms. Poseley's employment agreements also provide for certain severance benefits, including acceleration of vesting of equity awards, upon death (except in Mr. Crovitz's case) or disability. Other than in a change in control situation, severance benefits for Messrs. Flaks and Rose are governed by the Company's severance policy, as applicable to members of senior management. For a summary of the terms of the Company's employment and severance agreements with the NEOs and relevant severance policy, see "Employment and Severance Agreements with NEOs" below. For further information regarding the possible payments under certain of these agreements in the event of a termination of employment and/or the occurrence of a change in control, see "Summary of Potential Payments Upon Termination of Employment" below.

In December 2007, in connection with the Board's review of the Company's strategic alternatives, the Compensation Committee recommended, and the Board approved for implementation by the Compensation Committee, the Company entering into with each of our executive officers (other than with our Interim Chief Executive Officer) and certain other key employees change in control severance agreements. Previously, some of our executive officers were entitled to change in control severance benefits under their employment agreements but others were not. The new agreements were approved as part of a comprehensive program providing retention and equity incentives, including the 2008 retention program and 2008 LTIP discussed above, and dealing more generally with employee severance benefits, which included adoption of a revised severance policy including change in control severance provisions applicable to associates of the company at the director and vice president levels on terms similar to those in the agreements entered by the Company with its executive officers. These agreements and this policy are intended to achieve the Company's fundamental compensation objectives of retaining management talent through competitive pay practices and motivating executives to concentrate on building stockholder value on a consistent basis. Based on the advice of F.W. Cook & Co., Inc., the Compensation Committee determined that such agreements were competitive with management compensation arrangements at comparably situated peer group companies and would help align the financial interests of the NEOs with those of the shareholders and reduce the potential for distraction by employees based on financial uncertainty arising from a possible loss of employment in the event of a change in control. In determining the timing of the agreements, the Compensation Committee also considered the timing and terms of the 2008 LTIP, the fact that no shares would be issued under the 2006 Performance Awards and a Schedule 13D report filed with the SEC by Mr. Dabah, which indicated that he was interested in working with other parties to acquire the Company. The terms of the change in control agreements with our NEOS are described below under "Employment and Severance Agreements with NEOs" and "Summary of Potential Payments Upon Termination of Employment".

On January 24, 2008, the Company and Tara Poseley, President, Disney Store North America, entered into an amendment of her employment agreement whereby we were required to pay Ms. Poseley her base salary then in effect for one and a half years following her termination without cause, which amount has been payable in bi-weekly installments following her termination. Previously, Ms. Poseley was entitled to severance pay equal to her base salary for one year and, by reason of Mr. Dabah's resignation in September 2007 was entitled to terminate her employment with "good reason" under her employment agreement and receive severance benefits, a provision which she waived in connection with the amendment. As a result of the termination of her employment by the Company in connection with the Company's exit from the Disney Store North American business, which termination was effective on May 27, 2008, Ms. Poseley became entitled to receive under her employment agreement severance pay of $937,500, payable in bi-weekly installments beginning immediately upon her termination.

The Compensation Committee has determined that the severance arrangements provided Mr. Crovitz, Ms. Riley and Ms. Poseley in connection with their employment agreements and the change in control provisions of Mr. Crovitz's employment agreement, the change in control severance agreements entered with Ms. Riley, Mr. Flaks, Mr. Rose and Ms. Poseley, (as well as the other executives and certain other key employees) and the other severance benefits for which Mr. Flaks and Mr. Rose may be eligible in other circumstances are appropriate in order to recruit and retain, these individuals, taking into account the Company's other compensation arrangements with them, and, in general, provide benefits comparable to those provided for comparable situations by peer group companies.

Compensation Committee Report

Under the rules of the Securities and Exchange Commission, this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Form 10-K/A by reference into any filings with the Securities and Exchange Commission.

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on this review and discussion, the Compensation Committee recommended to the Company's Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Submitted by the Compensation Committee

Sally Frame Kasaks (Chairman)
Joseph Alutto
Robert Fisch

2008 Named Executive Officer Compensation

The following table summarizes in tabular form the compensation for each of fiscal 2006, fiscal 2007 and fiscal 2008 for each of our Interim Chief Executive Officer (who is a principal executive officer), our Executive Vice President, Finance and Administration (who is a principal executive officer and a principal financial officer), and each of our two other most highly compensated executive officers who were employed by us on January 31, 2009 and our former President, Disney Store North America employed by us during part of fiscal 2008 (collectively, the "named executive officers").

Summary Compensation Table

Name and principal position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)	Option awards ($)(3)	Non-equity incentive plan compensation ($)(4)	All other compensation ($)		Total ($)
Charles Crovitz Interim Chief Executive Officer (5)	2008	$1,000,000	$—		$332,188	$53,181	$2,000,000	$519,496	(6)	$3,904,865
	2007	338,462	—		114,075	124,136	—	98,539	(7)	675,212
	2006	—	—		—	134,084	—	—		134,084

Susan Riley Executive Vice President Finance & Administration	2008	529,196	188,949	(8)	772,423	—	534,200	4,109	(9)	2,028,877
	2007	522,596	73,551	(8)	62,143	—	—	504	(10)	658,794
	2006	353,846	100,480	(11)	—	—	134,450	485	(10)	589,211

Richard Flaks Senior Vice President, Planning, Allocation and Information Technology	2008	494,497	176,533	(12)	305,625	—	399,280	6,254	(13)	1,382,189
	2007	484,269	68,717	(12)	24,620	—	—	6,213	(14)	583,819
	2006	459,616	131,040	(11)	—	—	151,200	6,512	(15)	748,368

Mark Rose Senior Vice President, Chief Supply Chain Officer	2008	439,574	156,918	(16)	271,672	—	354,880	13,988	(17)	1,237,042
	2007	430,462	61,082	(16)	21,885	—	—	14,147	(18)	527,576
	2006	409,615	100,480	(11)	—	—	134,400	13,413	(19)	657,908

Tara Poseley President, Disney Store North America (20)	2008	309,473	232,138	(21)	(48,564)	—	—	978,062	(22)	1,471,109
	2007	641,923	402,862	(21)	48,564	—	—	85,084	(23)	1,178,433
	2006	228,365	156,250	(24)	—	—	91,250	70,879	(25)	546,744
______________________

(1)	Includes amounts deferred under our 401(k) savings plan. Fiscal 2006 was a 53-week year and accordingly amounts shown for Fiscal 2006 include compensation for the extra week.

(2)
Amounts shown relate to restricted stock awards, as well as deferred stock awards and performance awards which were together issued under the 2008 LTIP. The fair value of stock awards are determined in accordance with SFAS 123(R) based on the underlying number of shares granted multiplied by the average of the high and low selling price of our Common Stock on the grant date. The 2006 Performance Awards issued in the first quarter of fiscal 2006 did not achieve the minimum performance criteria and consequently, no net expense was recorded. For more information, see Note 3—Stock-Based Compensation in the accompanying Notes to Consolidated Financial Statements filed in our Annual Report on Form 10-K on April 1, 2009. The terms of the 2006 Performance Share Awards and all awards granted under the 2008 LTIP are described below under "Grants of Plan Based Incentive Awards."

(3)
Stock option expense is determined in accordance with SFAS 123(R) based on the number of options granted multiplied by the fair value of the options on the grant date. Fair value is determined using a Black-Scholes pricing model. For more information, see Note 3—Stock-Based Compensation in the accompanying Notes to Consolidated Financial Statements filed in our Annual Report on Form 10-K on April 1, 2009.

(4)
Amounts shown are bonuses earned in accordance with the annual bonus plan approved by the Compensation Committee at the beginning of each respective fiscal year. Amounts shown are for services performed during the fiscal year and paid during the subsequent fiscal year.

(5)
Mr. Crovitz commenced serving as our Interim Chief Executive Officer on September 26, 2007. Option award expense for fiscal 2006 pertains to Mr. Crovitz's service as a non-management member of our Board of Directors.

(6)
Amount shown includes $515,891 for temporary housing, furniture rental and related income taxes, $2,885 in matching contributions under the 401(k) Plan and $720 in insurance premiums paid by us with respect to life insurance for the benefit of the executive.

(7)	Amount shown includes $97,819 for temporary housing and related income taxes and $720 in insurance premiums paid by us with respect to life insurance for the benefit of the executive.

(8)
On December 5, 2007, the Compensation Committee approved a $262,500 retention award to be paid to the executive on June 30, 2008. Amounts shown represent the pro-rated portion applicable to service in each of fiscal 2008 and fiscal 2007.

(9)	Amount shown consists of $513 in insurance premiums paid by us with respect to life insurance for the benefit of the executive and $3,596 in matching contributions under the 401(k) Plan.

(10)	Amount shown represents insurance premiums paid by us with respect to life insurance for the benefit of the executive.

(11)	Amount shown consists of (a) the bonus paid under our 2006 Bonus Plan and (b) the additional discretionary bonus paid based on our adjusted earnings per share targets.

(12)
On December 5, 2007, the Compensation Committee approved a $245,250 retention award to be paid to the executive on June 30, 2008. Amount shown represents the pro-rated portion of this award applicable to service in each of fiscal 2008 and fiscal 2007.

(13)	Amount shown consists of $479 in insurance premiums paid by us with respect to life insurance for the benefit for the executive and $5,775 in matching contributions under the 401(k) Plan.

(14)	Amount shown consists of $471 in insurance premiums paid by us with respect to life insurance for the benefit for the executive and $5,742 in matching contributions under the 401(k) Plan.

(15)	Amount shown consists of $502 in insurance premiums paid by us with respect to life insurance for the benefit for the executive and $6,010 in matching contributions under the 401(k) Plan.

(16)
On December 5, 2007, the Compensation Committee approved a $218,000 retention bonus to be paid to the executive on June 30, 2008. Amount shown represents the pro-rated portion of this award applicable to service in each of fiscal 2008 and fiscal 2007.

(17)
Amount shown consists of $8,000 in car allowance, $426 in insurance premiums paid by us with respect to life insurance for the benefit for the executive and $5,572 in matching contributions under the 401(k) Plan.

(18)
Amount shown consists of $8,000 in car allowance, $418 in insurance premiums paid by us with respect to life insurance for the benefit for the executive and $5,729 in matching contributions under the 401(k) Plan.

(19)
Amount shown consists of $8,000 in car allowance, $425 in insurance premiums paid by us with respect to life insurance for the benefit for the executive and $4,988 in matching contributions under the 401(k) Plan.

(20)	Ms. Poseley's employment was terminated by us in connection with our exit from the Disney Store North American business, effective on May 27, 2008.

(21)
On December 5, 2007, the Compensation Committee approved a $322,500 retention award to be paid to the executive on June 30, 2008. For fiscal 2008, the amount shown represents the portion of the retention award earned while the executive remained employed in our service. For fiscal 2007, amount shown represents the pro-rated portion of this award applicable to service in fiscal 2007 of $90,362, and $312,500 representing the minimum bonus for the year required under the executive's employment agreement.

(22)
Amount shown includes $967,500 of severance, $8,748 of COBRA payments, $258 in insurance premiums paid by us with respect to life insurance for the benefit for the executive and $1,556 in matching contributions under the 401(k) Plan.

(23)
Amount shown includes $50,000 as housing allowance, $5,821 for relocation costs, $27,900 in payments for related income taxes on the previous items, $619 in insurance premiums paid by us with respect to life insurance for the benefit for the executive and $744 in matching contributions under the 401(k) Plan.

(24)	Amount shown represents the minimum bonus for the year required under the executive's employment agreement.

(25)	Amount shown includes $70,679 for relocation costs and $200 in insurance premiums paid by us with respect to life insurance for the benefit for the executive.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of incentive awards made to our NEOs during fiscal 2008, including awards that have subsequently been transferred. Specifically, grants were made to our NEOs under our annual management incentive bonus plan. No equity awards were granted to NEOs during fiscal 2008.

Grants of Plan-Based Awards

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards
Name	Grant date	Threshold ($) (1)	Target ($)(1)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
Charles Crovitz		$—	$1,000,000	$2,000,000	—	—	—	—	—	—	—
Susan Riley		—	267,100	534,200	—	—	—	—	—	—	—
Richard Flaks		—	199,640	399,280	—	—	—	—	—	—	—
Mark Rose		—	177,440	354,880	—	—	—	—	—	—	—
Tara Poseley		—	—	—	—	—	—	—	—	—	—
_______________________
(1)
Amounts reflect bonuses available to be earned in accordance with the annual bonus plan approved by the Compensation Committee at the beginning of fiscal 2008. For fiscal 2008, bonuses were earned at the maximum amount.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth in tabular format information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of fiscal 2008.

Outstanding Equity Awards at Fiscal Year-End

	Option awards (1)						Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(3)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(2)
Charles Crovitz	15,000	—		—	23.49	9/7/2014	19,421	(4)	$369,679	—	—
	6,000	—		—	37.42	1/31/2015	—		—	—	—
	6,000	—		—	44.19	1/28/2016	—		—	—	—
	2,000	4,000	(5)	—	27.08	12/18/2017	—		—	—	—
Susan Riley	—	—		—	—	—	7,500	(6)	$142,763	26,219	$499,079
	—	—		—	—	—	17,480	(7)	332,732	—	—
Richard Flaks	12,000	—		—	17.92	8/15/2013	10,888	(8)	207,253	16,331	310,861
	15,000	—		—	25.63	12/5/2013	—		—	—	—
	20,000	—		—	31.91	11/3/2014	—		—	—	—
	13,750	—		—	37.66	12/31/2009	—		—	—	—
Mark Rose	6,189	—		—	19.03	11/8/2010	9,678	(9)	184,221	14,516	276,312
	6,081	—		—	11.23	1/31/2013	—		—	—	—
	15,000	—		—	25.63	12/5/2013	—		—	—	—
	20,000	—		—	31.91	11/3/2014	—		—	—	—
	55,000	—		—	44.95	4/29/2015	—		—	—	—
Tara Poseley (10)	—	—		—	—	—	—		—	—	—
____________________
(1)
In connection with our investigation of our option granting practices, certain of our named executive officers agreed to increase the exercise price of options held by them to the fair market value of the related shares on the date determined by us to be the appropriate measurement date to be used in accounting for the option awards in our restatement of our financial statements where the market price on such date was higher than the exercise price at which the option was awarded. In other instances, the named executive officers agreed to limit the future time when such options held by them may be exercised. The table above reflects such increases in option exercise prices and limits on option exercise periods.

(2)	Calculated based on $19.04 per share, the average price per share of our Common Stock, as reported on the NASDAQ National Market on January 30, 2009.

(3)
Represents performance share awards under our 2008 Long-Term Incentive Plan awarded in December 2007. The amounts shown reflect the target number of shares of our Common Stock to be issued to each executive if performance goals for the three fiscal years ending January 29, 2011 are met. If these goals are met during the performance period, each named executive officer will be entitled to receive at least 50% of his or her target number of shares of Common Stock and, if these goals are exceeded during the performance period, each named executive officer may be entitled to receive up to 200% of such named executive officer's target number of shares of Common Stock.

(4)
Represents the unvested portion of a restricted stock award of 33,294 shares granted to Mr. Crovitz under our 2005 Equity Plan. The restricted shares vest ratably on a monthly basis over the 36 month period starting in October 2007 and continuing during his employment and after termination of his employment (unless by reason of dismissal for, or resignation without, good reason), his service as a director.

(5)	Includes options to purchase 6,000 shares of our Common Stock, one third of which vest on December 18, 2008 and each anniversary thereafter until fully vested.

(6)
Represents the unvested portion of a restricted share award of 15,000 shares granted to Ms. Riley under our 2005 Equity Plan. Of the restricted shares awarded, 50% vested on December 10, 2008, and 25% vests on each anniversary thereafter until fully vested during her employment with us.

(7)
Represents the unvested portion of a deferred share award of 26,220 shares granted to Ms. Riley under our 2005 Equity Plan. Of the deferred shares awarded, one third vested on December 10, 2008 and one third vest on each anniversary thereafter until fully vested during her employment with us.

(8)
Represents the unvested portion of a deferred share award of 16,331 shares granted to Mr. Flaks under our 2005 Equity Plan. Of the deferred shares awarded, one third vested on December 10, 2008 and one third vest on each anniversary thereafter until fully vested during his employment with us.

(9)
Represents the unvested portion of a deferred share award of 14,517 shares granted to Mr. Rose under our 2005 Equity Plan. Of the deferred shares awarded, one third vested on December 10, 2008 and one third vest on each anniversary thereafter until fully vested during his employment with us.

(10)
Ms. Poseley's employment was terminated by us in connection with our exit from the Disney Store North American business, effective on May 27, 2008. Ms. Poseley's awards under the 2008 LTIP were forfeited as of the date of the termination of her employment.

Option Exercises and Stock Vested

The following table sets forth in tabular format information concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during fiscal 2008 for each of the named executive officers on an aggregated basis:

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)(1)	Number of shares acquired on vesting (#)		Value realized on vesting ($)(2)
Charles Crovitz	—	—	10,174	(3)	$306,668
Susan Riley	—	—	16,240	(4)	376,930
Richard Flaks	2,000	51,634	5,443	(5)	126,332
Mark Rose	—	—	4,839	(6)	112,313
Tara Poseley (7)	—	—	—		—
___________________

(1)	Represents the dollar amount realized based on the difference between the market price of our Common Stock underlying the option at the time of exercise and the exercise price of the option.

(2)	Represents the dollar amount realized based on the market value of the underlying shares on the vesting date.

(3)
Represents a portion of 33,294 shares of restricted stock granted to Mr. Crovitz on December 10, 2007, which vest ratably on a monthly basis for a period of 36 months, commencing in October 2007. Includes approximately 4,190 shares of our Common Stock that were delivered to us to satisfy tax withholding obligations incident to such vesting.

(4)
Represents (i) a portion of 15,000 shares of restricted stock granted to Ms. Riley on December 10, 2007, 50% of which vested on the first anniversary of the date of grant and 25% of which vest on each of the two anniversaries immediately thereafter and (ii) a portion of 26,220 shares of deferred stock granted on December 10, 2007, 33 1/3% of which vested on the first anniversary of the date of grant and 33 1/3% of which vest on each of the two anniversaries immediately thereafter. Includes approximately 6,554 shares of our Common Stock that were delivered to us to satisfy tax withholding obligations incident to such vesting.

(5)
Represents a portion of 16,331 shares of deferred stock granted to Mr. Flaks on December 10, 2007, 33 1/3% of which vested on the first anniversary of the date of grant and 33 1/3% of which vest on each of the two anniversaries immediately thereafter. Includes approximately 1,979 shares of our Common Stock that were delivered to us to satisfy tax withholding obligations incident to such vesting.

(6)
Represents a portion of 14,517 shares of deferred stock deferred stock granted to Mr. Rose on December 10, 2007, 33 1/3% of which vested on the first anniversary of the date of grant and 33 1/3% of which vest on each of the two anniversaries immediately thereafter. Includes approximately 1,759 shares of our Common Stock that were delivered to us to satisfy tax withholding obligations incident to such vesting.

(7)
Ms. Poseley's employment was terminated by us in connection with our exit from the Disney Store North American business, effective on May 27, 2008. Ms. Poseley's awards under our 2008 Long Term Incentive Plan were forfeited as of the date of the termination of her employment.

Employment and Severance Agreements with NEOs

Charles Crovitz, Interim CEO

On March 13, 2008, we entered into an employment agreement with Mr. Crovitz, effective as of September 26, 2007, which was amended on December 31, 2008 for the purpose of complying with Internal Revenue Code 409A and February 5, 2009 primarily for the purpose of extending the initial term of employment thereunder. The agreement provides the terms pursuant to which Mr. Crovitz shall serve as our Interim CEO. Pursuant to the agreement, Mr. Crovitz is entitled to an annual salary of $1 million, payable in accordance with the Company's normal payroll practices.

The initial term of the agreement was from September 26, 2007 until the earlier of (i) the end of fiscal 2008 or (ii) the selection and commencement of service of a permanent CEO. On February 5, 2009, the term was extended to the earlier of (i) August 31, 2009 (which date may be extended until November 30, 2009, by written notice to Mr. Crovitz on or before July 31, 2009), of action taken by the Compensation Committee and (ii) such other time as a permanent Chief Executive Officer has been appointed by the Board and commenced employment with us, unless sooner terminated in accordance with the provisions of the agreement. Mr. Crovitz is obligated under the agreement to serve as a consultant to us for a minimum period of two calendar months following termination of his employment (the "Consulting Period"), to provide assistance, as may be requested, in transitioning the chief executive responsibilities, unless such termination is for "cause," as a result of his death or "disability," or without "good reason" (as such terms are defined in the agreement). Mr. Crovitz shall receive a consulting fee for each of the months of the Consulting Period equal to his prorated monthly salary of $83,333.

Mr. Crovitz's employment agreement entitles him to participate during fiscal 2008 and fiscal 2009 in our annual management bonus program in which other senior executives participate. His target bonus for each of fiscal 2008 and fiscal 2009 is $1 million and his bonus is based on the same performance criteria and other terms applicable to other senior executives including payment of any bonus earned at the beginning of fiscal 2009 and fiscal 2010, respectively, but without a requirement for continued employment at the time of payment. Mr. Crovitz earned a performance bonus of $2,000,000 for services performed in fiscal 2008. If Mr. Crovitz's employment terminates before the end of fiscal 2009 because a permanent CEO commences service, he shall be entitled to a prorated portion of any bonus he would otherwise have earned which would be paid at the beginning of fiscal 2010 in accordance with the annual management incentive bonus plan.

Pursuant to the agreement, if Mr. Crovitz's employment is terminated by us without cause, Mr. Crovitz terminates his employment with us for good reason or Mr. Crovitz's employment is terminated in connection with, upon or following the expiration of the term, Mr. Crovitz shall be entitled to (i) the continuation of his base salary of $1 million, payable in accordance with our normal payroll practices for executives, for the remainder of the term, if any, (ii) payment of any performance bonus that has been earned but not yet paid for a completed fiscal year ended prior to the date of termination, and (iii) payment of a performance bonus for the fiscal year in which Mr. Crovitz's termination date occurs in an amount equal to a pro-rated part of his target bonus of $1 million for the year of termination. If Mr. Crovitz's employment agreement is terminated by reason of death or disability, he (or his estate) shall be entitled to any amount of base salary earned but not paid, as well as any earned but unpaid performance bonus with respect to any fiscal year that has ended prior to the date of termination and a pro rata portion of the performance bonus earned through the date of termination for the fiscal year in which termination occurs. Payment to Mr. Crovitz of all such compensation is subject to Mr. Crovitz (or his estate) entering into a general release.

In general, a material breach by us of the agreement or the assignment to Mr. Crovitz of duties inconsistent with his status as Interim CEO, the appointment of any person, without Mr. Crovitz's written consent, to perform or share any material part of Mr. Crovitz' duties, his not being elected to the Board by the shareholders or his removal from the Board without cause will constitute "good reason" for Mr. Crovitz to terminate his employment. Also, Mr. Crovitz's  engagement in an act of willful misconduct that has a material adverse impact on the Company, a conviction or plea of guilty or nolo contendere to a felony or crime involving moral turpitude or refusal to perform the specific lawful directives of the Board that are consistent with his duties would generally be considered basis for termination of employment "for cause."

Mr. Crovitz will be entitled to participate in all executive benefit plans, and will be provided substantially the same benefits and perquisites, from time to time maintained by the Company for senior executives, except that additional incentive awards will not be provided and, in lieu of the Company providing a car to Mr. Crovitz, the Company will provide him with (or reimburse him for) a car service to/from Manhattan to the Company's offices on an as-needed and reasonable basis.

In connection with his appointment as Interim CEO, Mr. Crovitz was required to temporarily relocate to the New York metropolitan area. Accordingly, Mr. Crovitz's employment agreement also provides that he is entitled to a $15,500 a month housing allowance and that the Company is responsible for commissions, security deposit and any lease termination costs associated with his housing arrangements. Mr. Crovitz shall also receive a furniture rental allowance of up to $2,000 per month. In addition, Mr. Crovitz is entitled to reimbursement of round trip airfare (business class) to his permanent residence for two times per month during fiscal 2007 and once per month during fiscal 2008, and from June 1, 2009 through the remainder of the term and the Consulting Period, to reimbursement of round-trip airfare for two individuals to Mr. Crovitz's permanent residence located in Massachusetts, on one occasion during each calendar week. The Company will also make "gross up" payments to Mr. Crovitz sufficient to cover the income taxes he will incur as a result of the Company bearing these costs and his receiving such payments.

In addition, the Company has agreed to indemnify Mr. Crovitz and provide him with directors and officers' liability insurance to the same extent provided for other senior executives. Upon termination of his employment, Mr. Crovitz shall provide the Company a release of all claims against the Company in the form customarily provided to the Company by departing executives. Following termination of his employment, Mr. Crovitz will be subject to substantially the same confidentiality and non-competition and non-solicitation restrictions as apply under the Company's form of agreement used in connection with its 2006 Performance Share Awards (which are substantially the same as apply to the Company's other executives, as described below), for a term not in excess of one year in the case of the non-competition and non-solicitations obligations.

On December 10, 2007, pursuant to the employment term sheet which preceded his current employment agreement, the Company made a restricted stock grant to Mr. Crovitz of 33,294 shares, the number of shares which had a market value as of such date of $1 million. The shares vest ratably on a monthly basis over the 36 month period starting in October 2007 as long as employment continues or, after termination of employment (unless by reason of dismissal for cause or resignation without good reason), service as a director. If Mr. Crovitz's service as a director is terminated as result of Mr. Crovitz not being re-nominated for election as a director or, if re-nominated, he is not re-elected to serve as a director, any shares then remaining unvested will vest. In addition, the entire award shall vest upon a change in control of the Company. Notwithstanding this vesting schedule, Mr. Crovitz is not permitted to sell any of the shares until the beginning of fiscal 2010, except that, if all such restricted stock grants have become fully vested for any reason or upon the one year anniversary of Mr. Crovitz's termination of employment for any reason, all of the then vested shares will become immediately saleable.

In connection with the amendment to the agreement in February 2009, Mr. Crovitz received under our 2005 Equity Plan, an additional restricted stock award of 41,551 shares of our Common Stock, which shall vests as to 1/36th of the restricted shares on the last day of each calendar month, commencing with February 2009, subject to the terms of a restricted stock award agreement. Mr. Crovitz also received under the 2005 Equity Plan an additional restricted stock award of 13,850 shares of the Common Stock, which shall vest as to 7/36ths of the restricted shares immediately on September 1, 2009 and as to 1/36th of the restricted shares on the last day of each calendar month, commencing with September 2009, provided that we elect to extend Mr. Crovitz's employment beyond August 31, 2009 and subject to other terms of a restricted stock award agreement. Under the agreement, Mr. Crovitz shall be afforded the opportunity, with respect to all shares covered by the awards granted to Mr. Crovitz pursuant to the agreement, to take whatever actions are necessary on a timely basis to receive the same consideration as other stockholders receive with respect to their shares in the event of a "change in control" (as such term is defined in the 2005 Equity Plan).

Susan Riley, Executive Vice President, Finance and Administration

In April 2007, we entered into an employment agreement with Ms. Riley, effective as of February 2007, which was amended on December 31, 2008 for the purpose of complying with Internal Revenue Code 409A. The agreement provides that Ms. Riley will serve as our Executive Vice President, Finance and Administration, reporting dually to the CEO and the Board, for an indefinite period, subject to termination by either party (in the case of the Company by action of a majority of the independent directors) on 30 days' notice (or lesser notice in the event of a termination by the Company for cause or by Ms. Riley for "good reason" as further discussed below). Under her employment agreement with us, Ms. Riley's annual salary is set at $525,000 for the initial year of her employment, subject to annual review by the Compensation Committee. Ms. Riley is also entitled to participate annually in, and eligible to receive an annual performance bonus pursuant to, the Company's annual management incentive plan (and any other bonus plan for executives the Company may establish) and will be eligible for a bonus under the Company's annual management incentive bonus plan to a degree no less favorable than any other executive of the Company, other than the CEO, and to a minimum bonus eligibility of 50% of her then annual salary (subject to achievement of the performance targets established under plan). In addition, Ms. Riley was granted on December 10, 2007 in accordance with the terms of her employment agreement and, pursuant to and subject to the provisions of the 2005 Equity Plan, an award for 15,000 shares of common stock, with 5,000 of such shares vesting on the first anniversary of the date of grant and 10,000 vesting on the next anniversary thereof. In respect of our 2008 fiscal year and subsequent fiscal years, Ms. Riley is entitled to participate in our equity incentive plans on a basis no less favorable than that on which any of our other executive officers, other than the CEO, is permitted to participate. The agreement also provides for Ms. Riley to participate in other benefit plans made available by the Company to its senior executives on the same basis on which such benefits are from time to time generally made available to other senior executives.

The employment agreement provides that if Ms. Riley's employment is terminated by us without cause or by Ms. Riley with "good reason", Ms. Riley will be entitled to (i) continuation of her annual salary then in effect for a period of one year following the termination of her employment, plus (ii) any earned but not yet paid performance bonus and (iii) a pro rata portion of the performance bonus she would have been entitled to receive for the year in which her employment terminated, calculated based on the target bonus established for her for the year under the applicable bonus plan or, if such target bonus has not been established at the time of termination of employment, on the basis of the target bonus for the previous year. Upon a change in control, the restricted stock awards Ms. Riley received in connection with entering into the employment agreement will, in accordance with their terms and the 2005 Equity Plan, vest and be delivered to her immediately. In addition, under the terms of the 2008 LTIP, in the event of the disability or death of Ms. Riley shall receive as soon as practicable 100% of the shares provided by her 2008 Deferred Share Award and, when the shares would normally have been delivered under the 2008 LTIP the number of shares, if any, that at the time had been earned and otherwise would have been delivered to her under her 2008 Performance Share Award if she had continued in the employ of the Company, plus a prorated portion (based on the portion of the performance measurement period during which he was employed) of the target number of shares under her 2008 Performance Share Award that, if her employment continued, she would have remained eligible to earn during the remainder of the measurement period. In general, a material breach by us of the agreement or the assignment to Ms. Riley of duties inconsistent with her status as Executive Vice President, Finance and Administration, a significant relocation of the place of her employment, or retirement upon reaching the age of 65 will constitute "good reason" for Ms. Riley to terminate her employment. In the event Ms. Riley's employment terminates by reason of death, disability or normal retirement, she shall be entitled to any then accrued but unpaid salary and bonus and a prorated portion of the performance bonus for the year in which her employment so terminates based on the portion of the year in which she was employed.

Upon termination of her employment, Ms. Riley shall provide the Company a release of all claims against the Company in the form customarily provided to the Company by departing executives. The employment agreement also provides that Ms. Riley will not for a period of one year following any termination of her employment participate in or promote, directly or indirectly, any businesses directly competing with the Company's business or solicit our directors or employees to provide services to any other company or interfere with any person doing business with the Company or at any time disparage the Company or furnish confidential information of the Company to any other person (except as required by law).

In addition, the company has entered into a change in control severance agreement with Ms. Riley effective as of December 10, 2007, which was amended and restated as of January 21, 2008, and for the purpose of complying with Internal Revenue Code 409A, amended on December 31, 2008. Pursuant to the change in control agreement, Ms. Riley will receive severance benefits upon a termination of her employment by the Company without cause or by her for "good reason" within two years following a change in control. For purposes of this program, "good reason" is defined as the occurrence of any of the following actions upon or after a change in control, without executive's express written approval, other than due to executive's disability or death: (i) a material diminution in executive's base salary or target bonus opportunity, (ii) a material diminution in executive's title, authority, duties or responsibilities, (iii) a required relocation of at least 60 miles, (iv) a breach of the change in control severance agreement by the Company that is not cured within ten days and (v) a successor's failure to assume the change in control agreement. The agreement is for two years and then automatically renews for one year terms thereafter, unless the Company provides 90 days' notice of its intent to terminate the agreement. Upon a termination of employment entitling her to benefits under the agreement, Ms. Riley is to receive, in lieu of severance benefits that might otherwise be payable under her employment agreement, a lump sum severance payment equal to two times the sum of her base salary and actual bonus for each of the previous three years. In addition, in the event severance benefits are payable, and the equity awards held by her are not otherwise accelerated, then 75% would vest if the change in control occurs prior to June 10, 2009 and 100% would vest if the change in control occurs after June 10, 2009 (provided that such accelerated vesting shall not apply with respect to her 2008 Performance Share Award if the Company's obligations under such agreement are assumed by a successor company in certain business combination transactions). The agreement also provides for a "modified gross-up" of the "golden parachute" excise tax imposed by Section 4999 of the Internal Revenue Code if applicable in connection with the benefits she receives attributable to the change of control, pursuant to which her benefits will be "cut back" to $1 below the threshold level at which the excise tax would be imposed if payments attributable to the change in control are not at least 15% higher than such threshold and otherwise the amount payable to her will be grossed-up such that her after-tax position will be the same as if the excise tax did not apply. In connection with entering into this agreement, Ms. Riley agreed to amend her employment agreement to remove the change in control provision that previously applied.

Richard Flaks and Mark Rose, Senior Vice Presidents

The Company has not entered into an employment agreement with Mr. Flaks or Mr. Rose. The company and each of Mr. Flaks and Mr. Rose has entered into a change in control severance agreement effective as of December 10, 2007, which was amended and restated on January 21, 2008 and for purposes of complying with Section 409A, amended on December 31, 2008 pursuant to which each executive will receive severance benefits upon a termination of his employment by the Company without cause or by him for "good reason" within two years following a change in control. For purposes of this agreement, "good reason" has substantially the same meaning, as applicable to Mr. Flaks for Mr. Rose, as the case may be, as applies under the change of control severance agreement of Ms. Riley, as discussed above. The agreement is for two years and then automatically renews for one year terms unless the Company provides 90 days' notice of its intent to terminate the agreement.

Upon a termination of employment entitling him to benefits under the agreement, Mr. Flaks or Mr. Rose is to receive a lump sum severance payment equal to 1.5 times the sum of his base salary and the actual bonus received for each of the previous three years. In addition, in the event severance benefits are payable, and the equity awards held by him are not otherwise accelerated, then 50% of all his unvested equity awards would vest if the change in control occurs by December 10, 2008, 75% would vest if the change in control occurs between December 10, 2008 and June 10, 2009 and 100% would vest if the change in control occurs after June 10, 2009 (provided that such accelerated vesting shall not apply with respect to his 2008 Performance Share Award if the Company's obligations under such agreement are assumed by a successor company in certain business combination transactions). The agreement also provides for a "modified gross-up" of the "golden parachute" excise tax imposed by Section 4999 of the Internal Revenue Code if applicable in connection with the benefits he receives attributable to the change of control, pursuant to which his benefits will be "cut back" to $1 below the threshold level at which the excise tax would be imposed if payments attributable to the change in control are not at least 15% higher than such threshold and otherwise the amount payable to him will be grossed-up such that his after-tax position will be the same as if the excise tax did not apply.

In addition, under the terms of the 2008 LTIP, in the event of the disability or death of Mr. Flaks or Mr. Rose, as the case may be, he (or his estate) shall receive as soon as practicable 100% of the shares provided by his 2008 Deferred Share Award and, when the shares would normally have been delivered under the 2008 LTIP the number of shares, if any, that at the time had been earned and otherwise would have been delivered to him under his 2008 Performance Share Award if he had continued in the employ of the Company, plus a prorated portion (based on the portion of the performance measurement period during which he was employed) of the target number of shares under his 2008 Performance Share Award that, if his employment continued, he would have remained eligible to earn during the remainder of the measurement period.

Under the Company's severance policy as applicable to members of senior management, upon a termination of the employment of Mr. Flaks or Mr. Rose, as the case may be, by the Company without cause, he would be eligible to receive salary continuation payments for one year following termination, subject to the terms of the policy. The Company has reserved the right to amend or cancel this severance policy at any time.

Payment of compensation to these NEOs is generally conditioned on the NEO executing a general release of claims and the NEO's compliance with certain confidentiality, non-competition, non-solicitation and non-disparagement provisions contained in their pertinent agreements with the Company.

Tara Poseley, Former President, Disney Store North America

Ms. Poseley and the Company entered into an employment agreement on July 28, 2006, providing that she would serve as our President, Disney Store North America division until such time as her employment was terminated in accordance with employment agreement's termination provisions. Ms. Poseley reported directly to our CEO. Pursuant to her employment agreement, Ms. Poseley's annual salary was set at $625,000, subject to annual review by our Compensation Committee. Ms. Poseley was entitled to receive an annual bonus, pursuant to the annual management incentive bonus plan, in an amount equal to the product of (a) Ms. Poseley's annual base salary, times (b) a percentage equal to or greater than 50% as determined by the Compensation Committee in their discretion, times (c) a bonus percentage of not more than 200% that shall be determined in accordance with the annual management incentive bonus plan. Subject to the her being entitled to a greater amount under the terms of the annual management incentive bonus plan, the minimum bonus that Ms. Poseley was entitled to receive under her employment agreement for fiscal 2006 was $156,250 and for fiscal 2007 was $312,500.

Ms. Poseley's employment agreement provided that we (i) pay her $10,000 on account of relocation costs, (ii) provide her and her family with housing in the Los Angeles, California area from September 18, 2006 through December 31, 2006 (which was later amended by the Compensation Committee to extend through May 31, 2007; provided that the aggregate cost of such extension, including gross up, shall not significantly exceed $75,000), and (iii) pay the cost of roundtrip airfare for either Ms. Poseley or her family to travel to Los Angeles each week from September 18, 2006 through December 31, 2006.

Ms. Poseley's employment agreement provided that if Ms. Poseley's employment was terminated by us "without cause", or by Ms. Poseley for "good reason" or following a "change in control" (as each such term is defined in the agreement), we would be required to pay Ms. Poseley her base salary then in effect for one year following such termination, which amount would be payable in bi-weekly installments following her termination. Mr. Dabah's resignation as our CEO constituted "good reason" under the agreement and, until the amendment of the agreement discussed below, Ms. Poseley had the right at any time to terminate her employment and be entitled to the above mentioned severance payments.

On January 24, 2008, as partial consideration for entering into a change in control and severance agreement with the Company, Ms. Poseley agreed to amend her employment agreement to remove the provision that stated that Mr. Dabah ceasing to hold the position of CEO of the Company constituted "good reason" for her to terminate her employment. In addition, Ms. Poseley agreed to amend her employment agreement to remove the change in control provision. In exchange for this concession, the Company agreed that if Ms. Poseley's employment is terminated by us without cause, or by Ms. Poseley for good reason, we would be required to pay Ms. Poseley her base salary then in effect for one and a half years (rather than one year) following such termination, which amount would be payable in bi-weekly installments following her termination.

In addition, the company entered into a change in control severance agreement with Ms. Poseley effective as of December 10, 2007, pursuant to which Ms. Poseley would have been entitled to receive severance benefits upon a termination without cause or by her for good reason within two years following a change in control. The material terms of this agreement were substantially the same as the comparable agreement applicable to Ms. Riley.

On March 26, 2008, after previously announcing that the Company planned to exit the Disney Store North America business, the Company's subsidiaries operating the Disney Store North America filed a voluntary petition for relief under Chapter 11 of the United State Code. In connection with this action, the Company notified Ms. Poseley of its intention to terminate her employment on May 27, 2008. As a result, Ms. Poseley became entitled to receive a severance payment of $967,500, payable in bi-weekly installments beginning immediately upon her termination. Ms. Poseley continues to receive payments for all accrued paid time off, totaling $93,646, as well as health and dental benefits continuation for 18 months following termination of employment, having an estimated value of $19,297.

Summary of Potential Payments Upon Termination of Employment  or Change in Control

As detailed above, our employment agreements with Mr. Crovitz and Ms. Riley provide for severance payments and other benefits upon termination of employment by us without cause or by the executive for good reason, including in the case of a termination in connection with a change of control, as well as upon death or disability. In addition, we and Ms. Riley have entered into an agreement providing for certain additional severance benefits upon a termination of employment in connection with a change of control. Our other current named executive officers do not have employment or severance agreements with us, other than the change in control severance agreements described above. The amount of compensation potentially payable to our current named executive officers in each termination of employment situation in which they are entitled to severance payments, assuming the termination of employment had occurred on the last day of fiscal 2008, is indicated in the table below. None of our named executive officers are eligible for retirement compensation or benefits.

Name and Principal Position	Termination Reason	Salary ($)	Accrued but Unpaid Performance Bonus ($)	Payment of Equity Shares	Payment of Performance Shares	Health & Welfare Benefits

Charles Crovitz	By Company without cause	$5,479	$2,000,000	—	—	—
Interim Chief Executive	By Executive for Good Reason	$5,479	$2,000,000	—	—	—
Officer	Following Change in Control	$5,479	$2,000,000	$365,318	—	$836
	Death	—	$2,000,000	—	—	—
	Disability	—	$2,000,000	—	—	—

Susan Riley	By Company without cause	$534,200	$534,200	—	—	—
Executive Vice President	By Executive for Good Reason	$534,200	$534,200	—	—	—
Financial Administration	Following Change in Control	$1,068,400	$534,200	$510,995	$369,885	$15,041
	Death	—	—	$469,890	$164,399	—
	Disability	—	—	$469,890	$164,399	—

Richard H. Flaks	By Company without cause	$499,100	—	—	—	—
Senior Vice President	By Executive for Good Reason	—	—	—	—	—
Planning, Allocation &	Following Change in Control	$748,650	$231,320	$138,682	$230,390	$20,822
Information Technology	Death	—	—	$215,601	$102,402	—
	Disability	—	—	$215,601	$102,402	—

Mark L. Rose	By Company without cause	$442,600	—	—	—	—
Senior Vice President	By Executive for Good Reason	—	—	—	—	—
Chief Supply Chain Officer	Following Change in Control	$665,400	$198,840	$159,871	$204,784	$20,822
	Death	—	—	$228,146	$91,022	—
	Disability	—	—	$228,146	$91,022	—

The amount of severance benefits that Ms. Poseley has received or will be entitled to receive in connection with the previous termination of her employment is detailed above under "Employment and Severance Agreements."

Compensation of Directors

We pay each of our non-employee directors an annual retainer, attendance fees and, where applicable, a committee chair retainer, as specified in the table below. In fiscal 2007, the Board, with the advice of its compensation consultant, F. W. Cook & Co., revised our director compensation program for fiscal 2007, effective as of February 4, 2007, and subsequent years to provide the compensation indicated in the table below; however, the changes made in the equity portion of the program (the initial equity grant and an annual equity grant) became effective at our annual meeting of stockholders held on June 27, 2008 upon our stockholders' approval of the amendment to our Amended and Restated 2005 Equity Incentive Plan (the "2005 Equity Plan") necessary to implement such changes.

FISCAL 2008
Initial Equity Grant (1)	A deferred stock award for a prorated portion of $100,000 worth of stock
Annual Retainer
Cash	$35,000
Equity Grant	A deferred stock award for a $100,000 worth of stock (2)
Annual Retainer for Committee Chairs
Lead Director	$65,000
Audit Committee	$15,000
Compensation Committee	$10,000
Corporate Governance Committee	$10,000
Fee per Board Meeting	$1,500
Fee per Committee Meeting	$1,500
_____________________
(1)
From its adoption until June 27, 2008, our 2005 Equity Plan provided that each non-employee director upon first joining the Board shall receive options to purchase 15,000 shares of Common Stock having an exercise price equal to the fair market value of the shares on the date of grant and vesting over a three year period. Effective as of June 27, 2008, this aspect of our director compensation program was changed. Any non-employee director first elected or appointed to the Board prior to stockholder approval of the amendment to the 2005 Equity Plan on June 27, 2008 received an option for 15,000 shares in accordance with the pre-existing provisions of the 2005 Equity Plan. Effective upon stockholder approval which was obtained on June 27, 2008, each non-employee director first elected or appointed after such stockholder approval shall receive as of the date of appointment to the Board a deferred stock award for a prorated portion of the annual retainer of $100,000 worth of stock, based on the number of days left in our fiscal year.

(2)
From its adoption until June 27, 2008, our 2005 Equity Plan provided that each non-employee director would receive annually, as of the last day of the fiscal year, an option to purchase 6,000 shares of Common Stock which would have an exercise price equal to the fair market value of our shares on the date of grant and vest over a three year period. Effective as of June 27, 2008, this aspect of our director compensation program was changed. Under the current director compensation program, each non-employee director shall receive a deferred stock award on the first day of our fiscal year for shares then having an aggregate value of $100,000, based on the fair market value of the Common Stock on the date of such award, which award shall vest one year from the date of grant. In addition, last year as a transition award and in lieu of the annual award of an option for 6,000 shares, each continuing director as of the day after our last annual meeting of stockholders held on June 27, 2008 received a deferred stock award for a portion of the annual retainer of $100,000 worth of stock, based on the number of days left in our fiscal year, which award shall vest one year from the date of grant.

We also pay for or reimburse directors for travel expenses related to attending meetings of our Board or its committees, company business meetings and approved educational seminars. All directors are eligible to receive 15 discount cards for our merchandise in accordance with our employee merchandise discount policy, which they may distribute to their friends and family at their discretion. We also reimburse directors in an amount not to exceed $6,000 per year for attendance at director educational seminars.

Employee directors are not eligible for the annual retainer or attendance fees or to serve on any committees of our Board. Employee directors are paid for their services to us as employees and do not receive any additional compensation for serving on our Board.

Fiscal 2008 Board of Directors Compensation

The following table summarizes, in tabular format, the compensation of each non-employee director for fiscal 2008.

Directors Compensation

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Option awards ($)(3)	All other compensation ($)	Total ($)
Sally Frame Kasaks (4)	$185,500	$66,519	$69,567	$—	$321,586
Joseph A. Alutto (5)	51,750	111,451	192,150	—	355,351
Ezra Dabah (6)(12)	54,500	66,519	16,386	—	137,405
Malcolm Elvey (7)	128,000	111,451	49,205	—	288,656
Robert Fisch (8)	119,000	66,519	69,567	—	255,086
James Goldman (9)	5,431	—	(72,660)	—	(67,230)
Louis Lipschitz (10)	60,750	66,519	77,680	—	204,950
Stanley Silverstein (11)	54,500	111,451	49,205	—	215,156
Norman S. Matthews (13)	—	—	—	—	—
______________________
(1)	Includes the aggregate dollar amount of all fees earned in cash for services as a director, including annual retainer fees, committee and/or chairmanship fees and meeting fees.

(2)
Represents the dollar amount of deferred stock awards recognized for financial statement reporting purposes with respect to fiscal 2008 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, as modified or supplemented ("FAS 123(R)"). The fair value of deferred stock awards is defined as the average of the high and low trading price of the Company's Common Stock on the grant date. Pursuant to our 2005 Equity Plan and in accordance with FAS 123(R), stock awards to those who have attained the age of retirement are subject to accelerated vesting for financial reporting purposes. Each of Dr. Alutto and Messrs. Elvey and Silverstein has reached retirement age under the 2005 Equity Plan, and consequently each deferred stock award received by him is subject to accelerated vesting upon upon retirement from the Board.

(3)
Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2008 in accordance with FAS 123(R). See Note 2 of our consolidated financial statements for fiscal 2008 for the assumptions used for valuing the option awards under FAS 123(R). Pursuant to our 2005 Equity Plan and in accordance with FAS 123(R), stock awards to those who have attained the age of retirement are subject to accelerated vesting for financial reporting purposes.

(4)
On June 28, 2008, Ms. Kasaks was granted 3,143 shares of deferred stock with a fair market value as of such date of $111,451, which fully vests on June 28, 2009. At January 31, 2009, Ms. Kasaks held 3,143 shares of deferred stock and 30,000 options to purchase shares of our Common Stock.

(5)
On May 9, 2008, upon appointment to our Board of Directors, Dr. Alutto was granted options to purchase 15,000 shares of our Common Stock at an exercise price of $29.05 and with a fair market value as of such date of $192,150. On June 28, 2008, Dr. Alutto was granted 3,143 shares of deferred stock with a fair market value as of January 31, 2009 of $111,451, which fully vests on June 28, 2009. At January 31, 2009, Dr. Alutto held 3,143 shares of deferred stock and 15,000 options to purchase shares of our Common Stock.

(6)
On June 28, 2008, Mr. Dabah was granted 3,143 shares of deferred stock with a fair market value as of such date of $111,451, which fully vests on June 28, 2009. At January 31, 2009, Mr. Dabah held 3,143 shares of deferred stock and 191,000 options to purchase shares of our Common Stock.

(7)
On June 28, 2008, Mr. Elvey was granted 3,143 shares of deferred stock with a fair market value as of such date of $111,451, which fully vests on June 28, 2009. At January 31, 2009, Mr. Elvey held 3,143 shares of deferred stock and 23,000 options to purchase shares of our Common Stock.

(8)
On June 28, 2008, Mr. Fisch was granted 3,143 shares of deferred stock with a fair market value as of such date of $111,451, which fully vests on June 28, 2009. At January 31, 2009, Mr. Fisch held 3,143 shares of deferred stock and 27,000 options to purchase shares of our Common Stock.

(9)	Effective as of February 28, 2008, James Goldman resigned from the Board. At the time of his resignation, all of his stock awards were unvested and therefore forfeited.

(10)
On May 9, 2008, upon appointment to our Board of Directors, Mr. Lipschitz was granted options to purchase 15,000 shares of our Common Stock at an exercise price of $29.05 and with a fair market value as of such date of $192,150. On June 28, 2008, Mr. Lipschitz was granted of 3,143 shares of deferred stock with a fair market value of $111,451, which fully vests on June 28, 2009. At January 31, 2009, Mr. Lipschitz held 3,143 shares of deferred stock and 15,000 options to purchase shares of our Common Stock.

(11)
On June 28, 2008, Mr. Silverstein was granted of 3,143 shares of deferred stock with a fair market value of $111,451, which fully vests on June 28, 2009. At January 31, 2009, Mr. Silverstein held 3,143 shares of deferred stock and 38,000 options to purchase shares of our Common Stock.

(12)
Effective as of September 27, 2007, Ezra Dabah resigned from his position as our Chief Executive Officer. On April 8, 2008, we and Mr. Dabah entered into a letter agreement specifying the terms on which Mr. Dabah would be provided severance benefits. Consistent with the substantive terms of his employment agreement, and pursuant to the letter agreement, during fiscal 2008, we paid him $3,036,332 (including amounts withheld for tax purposes) in settlement of most of the severance benefits provided by his employment agreement and will make certain cash payments in settlement of most of the other benefits.   In accordance with the letter agreement, (1) Mr. Dabah received a lump sum payment, on April 15, 2008, equal to $3,000,000 plus interest from November 23, 2007 until the date of payment (less applicable withholding taxes), (2) Mr. Dabah shall continue to receive coverage under the Company's self-insured medical, dental and hospitalization plans for up to the period permitted under the "COBRA" law, and thereafter we shall deliver to Mr. Dabah a commercially available medical, dental and prescription benefits policy providing reasonably equivalent benefits to those provided by us to other senior executives at a reasonably equivalent cost to us for the remaining portion of the 36-month period commencing on November 24, 2007 (the "Coverage Period"), (3) Mr. Dabah received on (i) June 2, 2008, $6,296 to cover the cost of replacing for 2008 the group life insurance coverage in face amount of $750,000 he was previously provided, and (ii) on January 5, 2009, $12,592 to cover the cost of replacing this coverage for the remainder of the Coverage Period, (4) we reimbursed Mr. Dabah on June 2, 2008 (upon receipt of appropriate documentation) for any premium payment due and paid by Mr. Dabah after November 23, 2007 and prior to June 2, 2008 on, and continue to pay the remaining premiums (up to $20,000 per year) during the Coverage Period on, the individual life insurance policy on Mr. Dabah's life previously maintained by us, (5) we paid (i) on June 2, 2008, a lump sum payment of $66,667, to cover the costs of a car service during 2008, and (ii) on January 5, 2009, a lump sum payment of $133,333 to cover the cost of a car service during the remainder of the Coverage Period, and (6) we paid (i) on June 2, 2008, a lump sum of $3,337, reflecting the value of our matching contributions under the 401(k) plan, that Mr. Dabah would have received during 2008, and (ii) on January 5, 2009, a lump sum of $6,675, reflecting the value of matching contributions under the 401(k) plan we would have made in 2009. All of the above compensation was expensed by us in fiscal 2007.

(13)	Mr. Matthews began to serve as a director of our company on March 5, 2009.

Compensation Committee Interlocks and Insider Participation

As discussed above, members of the Compensation Committee during fiscal 2008 included Ms. Kasaks, Dr. Alutto, Mr. Elvey and Mr. Fisch. No member of the Compensation Committee during such fiscal year was at the time an officer or employee of our Company or any of our subsidiaries nor does he or she currently serve in any such capacity nor did he or she formerly serve as an officer of our Company or any of our subsidiaries or have any relationship requiring disclosure under the heading "Certain Relationships and Related Transactions," as presented below, while a member of the Compensation Committee. None of our executive officers serves as a member of the Board or compensation committee of any entity that has one or more of its executive officers serving as member(s) of our Board or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of shares of our common stock, as of May 1, 2009:

•      by each person known by us to be the beneficial owner of 5% or more of our Common Stock;

•      by each of our current directors and named executive officers; and

•      by all of our current directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table below has sole voting and investment power with respect to the shares of Common Stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after May 1, 2009. As used herein, the term "voting power" means the power to vote or direct the voting of shares and the term "investment power" includes the power to dispose or direct the disposition of shares. Percentage ownership has been calculated based on 29,522,479 shares of our Common Stock outstanding as of May 1, 2009.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	SHARES BENEFICIALLY OWNED	PERCENT OF CLASS
Ezra Dabah (2)	4,920,853	16.6%
Stanley Silverstein (3)	3,215,323	10.9%
Sally Frame Kasaks (4)	45,143	*
Malcolm Elvey (5)	26,143	*
Charles Crovitz (6)	112,759	*
Robert Fisch (7)	34,143	*
Joseph Alutto (8)	8,143	*
Louis Lipschitz (8)	8,143	*
Norman S. Matthews (9)	—	*
Susan Riley (10)	17,186	*
Richard Flaks (11)	60,750	*
Mark Rose (12)	124,050	*
Tara Poseley (13)	—	*
All directors and executive officers as a Group (14 persons) (14)	5,707,756	19.0%
Barclays Global Investors, NA (15)	1,621,160	5.5%

________________________
*    Less than 1%

(1)	The address of all directors and executive officers is c/o The Children's Place Retail Stores, Inc., 915 Secaucus Road, Secaucus, New Jersey 07094.

(2)
Includes (i) 1,324,393 shares (including 3,143 deferred shares scheduled to vest within 60 days of May 1, 2009) held by Mr. Dabah, (ii) 2,879,360 shares held by trusts or custodial accounts for the benefit of Mr. Dabah's relatives, (iii) 104,100 shares held by Mr. Dabah's wife, as to which Mr. Dabah disclaims beneficial ownership, (iv) 426,000 shares held by Mr. Dabah and his wife as joint tenants with right of survivorship, (v) 187,000 shares that are issuable upon the exercise of outstanding options. Of the shares held by Mr. and Mrs. Dabah, 1,324,250 of these shares have been pledged as collateral in margin accounts. Does not include 4,000 shares subject to options not yet vested. Does not include 2,125,630 shares beneficially owned by relatives of Mr. Dabah, including Mr. Dabah's father-in-law, Stanley Silverstein or 5,254 deferred shares granted to Mr. Dabah not yet vested.

(3)
Includes (i) 2,928,880 shares that are also deemed to be beneficially owned by Ezra Dabah and are held by trusts or custodial accounts for the benefit of Mr. Silverstein's relatives, and as to which shares Mr. Silverstein disclaims beneficial ownership; (ii) 251,443 shares (including 3,143 deferred shares scheduled to vest within 60 days of May 1, 2009) held by Mr. Silverstein; (iii) 5,000 shares held in Mr. Silverstein's profit sharing account; and (iv) 30,000 shares issuable to Mr. Silverstein upon exercise of outstanding stock options exercisable within 60 days of May 1, 2009. Of the shares held by Mr. and Mrs. Silverstein, 248,300 of these shares have been pledged as collateral in margin accounts.  Does not include 8,000 shares held by Mr. Silverstein subject to options not yet vested or 5,254 deferred shares not yet vested.

(4)
Includes (i) 42,000 shares issuable to Ms. Kasaks upon exercise of outstanding stock options exercisable within 60 days of May 1, 2009 and (ii) 3,143 deferred shares scheduled to vest within 60 days of May 1, 2009. Does not include 8,000 shares subject to options not yet vested or 5,254 deferred shares not yet vested.

(5)
Includes (i) 23,000 shares issuable to Mr. Elvey upon exercise of outstanding stock options exercisable within 60 days of May 1, 2009 and (ii) 3,143 deferred shares scheduled to vest within 60 days of May 1, 2009. Does not include 12,000 shares subject to options not yet vested or 5,254 deferred shares not yet vested.

(6)
Includes (i) 83,759 restricted shares  held by Mr. Crovitz and (ii) 29,000 shares issuable to Mr. Crovitz upon exercise of outstanding stock options exercisable within 60 days of May 1, 2009. Does not include 4,000 shares subject to options not yet vested.

(7)
Includes (i) 31,000 shares issuable to Mr. Fisch upon exercise of outstanding stock options exercisable within 60 days of May 1, 2009 and (ii) 3,143 deferred shares scheduled to vest within 60 days of May 1, 2009. Does not include 7,000 shares subject to options not yet vested or 5,254 deferred shares subject to options not yet vested.

(8)
Includes (i) 5,000 shares issuable to such director upon exercise of outstanding stock options exercisable within 60 days of May 1, 2009 and (ii) 3,143 deferred shares scheduled to vest within 60 days of May 1, 2009. Does not include 10,000 shares subject to options not yet vested or 5,254 deferred shares subject to options not yet vested.

(9)	Does not include 4,663 deferred shares not yet vested.

(10)	Includes 9,686 shares and 7,500 restricted shares held by Ms. Riley. Does not include 17,480 deferred shares not yet vested.

(11)
Includes 60,750 shares issuable to Mr. Flaks upon exercise of outstanding stock options exercisable within 60 days of May 1, 2009. Does not include 10,887 deferred shares not yet vested.  On May 26, 2009, Mr. Flaks exercised options to purchase 12,000 shares and sold such shares pursuant to a previously adopted Rule 10b5-1 trading plan.

(12)
Includes (i) 21,780 shares held by Mr. Rose and (ii) 102,270 shares issuable to Mr. Rose upon exercise of outstanding stock options exercisable within 60 days of May 1, 2009. Does not include 9,678 deferred shares not yet vested.  On May 26, 2009, Mr. Rose exercised options to purchase 6,081 shares and sold such shares pursuant to a previously adopted Rule 10b5-1 trading plan.

(13)	Ms. Poseley's employment was terminated by us in connection with our exit from the Disney Store North American business, effective on May 27, 2008.

(14)
Includes the aggregate number of shares held by all of our non-employee directors (Ezra Dabah, Stanley Silverstein, Sally Frame Kasaks, Malcolm Elvey, Robert Fisch, Joseph Alutto, Louis Lipschitz and Norman Matthews) and our executive officers (Charles Crovitz, Susan Riley, Richard Flaks and Mark Rose), in each case as of May 1, 2009. See Footnote Nos. (1) through (12).

(15)
According to a Statement on Schedule 13G filed with the Securities and Exchange Commission on February 5, 2009 (the "Schedule 13G"), as of December 31, 2008. (i) Barclays Global Investors, NA (with an address located at 400 Howard Street, San Francisco, CA 94105) had sole voting power with respect to 483,797 shares and sole dispositive power with respect to 588,471 shares; Barclays Global Fund Advisors (with an address located at 400 Howard Street, San Francisco, CA 94105) had sole voting power with respect to 742,377 shares and sole dispositive power with respect to 1,016,616 shares; Barclays Global Investors, LTD (with an address located at 1 Royal Mint Court, London, EC3N 4HH) had sole voting power with respect to 700 shares and sole dispositive power with respect to 16,703 shares; and Barclays Global Investors Japan Limited (with an address located at Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 1550-8402 Japan), Barclays Global Investors Canada (with an address located at Brookfield Place 161 Bay Street, Suite 2500, PO Box 614, Toronto, Canada Ontario M5J 2S1), Barclays Global Investor Australia Limited (with an address located at Level 43, Grosvenor Place, 225 George Street, PO Box N43, Sydney, Australia NSW 1220) and Barclays Global Investors (Deutschlan) AG (with an address located at Apianstrasse 6, D-85774, Unterfohring, Germany) had no voting or dispositive power. According to the Schedule 13G, the shares reported are held by the company in trust accounts for the economic benefit of the beneficiaries of those accounts.

Equity Compensation Plan Information.

The following table provides information as of January 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, including our 1997 Stock Option Plan, 2005 Equity Plan and Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,186,512	(1)	$31.73	1,100,871	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,186,512		$31.73	1,100,871

(1)	Amount consists of 1,047,012 shares issuable under our 1997 Stock Option Plan and 139,500 shares issuable under our 2005 Equity Plan.

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

Item 13.         Certain Relationships and Related Transactions and Director Independence

Review and Approval of Related Person Transactions

Pursuant to formal policies adopted by our Board and supervised by our Compensation Committee, the committee approves all related person transactions, including related person compensation arrangements. In addition, the Compensation Committee reviews all on-going related person transactions on at least an annual basis to ensure that such transactions are being pursued in accordance with the understandings made at the time such transactions were originally approved and if any changes should be pursued. With respect to employment relationships, the Company, with the approval of the Compensation Committee, has set up a written procedure by which all new employees must submit a questionnaire that is intended to identify any potential related person relationship. All new compensation arrangements and any changes to existing compensation arrangements for employees who are related persons must be approved by the Compensation Committee.

Transactions with Related Persons

Ezra Dabah, our former CEO, is the son-in-law of Stanley Silverstein, a member of our Board.

Nina Miner, Mr. Silverstein's daughter and Mr. Dabah's sister-in-law, is employed by us as our Chief Creative Director. For fiscal 2008, Ms. Miner received cash compensation of $641,702 in base salary, $10,000 in car allowance, $624 in insurance premiums paid by us with respect to life insurance for the benefit of Ms. Miner and $4,993 in matching contributions under our 401(k) Plan. On July 14, 2008, we granted Ms. Miner a 2008 Performance Award with a target number of 14,428 shares, subject to the terms and conditions of a performance award agreement between Ms. Miner and us. Under the terms of Ms. Miner's 2008 Performance Award, Ms. Minder earned 4,810 shares for fiscal 2008 and if Ms. Miner is employed by the Company on the delivery date in fiscal 2011, she will receive the shares on the delivery date. In addition, Ms. Miner may earn an additional 4,810 performance shares for fiscal 2008 if the Company achieves the three year cumulative operating income target. On July 14, 2008, Ms. Miner was also granted a 2008 Deferred Stock Award with a target number of 14,428 shares, subject to the terms and conditions of a deferred stock award agreement between Ms. Miner and us.

During fiscal 2008, we purchased approximately $400,000 of footwear from Nina Footwear Corporation. Stanley Silverstein, who is a member of the Board and the father-in-law of Ezra Dabah, our former CEO, owns Nina Footwear Corporation with his brother. Mr. Silverstein is not actively involved in the Nina Footwear business. Our Compensation Committee determined that the transactions with Nina Footwear Corporation were on terms no less favorable than could have been obtained from an unaffiliated third party.

In September 2007, we hired Gary Flaks as our Vice President, Footwear. Mr. Flaks is the brother of Richard Flaks, who serves as our Senior Vice President, Planning, Allocation and Information Technology. During fiscal 2008, Mr. Flaks' annual salary was $250,000 per year and his target bonus amount is 25% of his annual salary. Mr. Flaks earned a bonus for his services in fiscal 2008 of $109,375. He is also entitled to participate in the other benefit plans made available by the Company to other executives of the Company. In addition, on July 14, 2008, Mr. Flaks was granted, pursuant to and subject to the provisions of the 2005 Equity Plan, a deferred stock award. In fiscal 2008, Mr. Flaks received compensation, including gross up payments, totaling $15,300, in connection with Mr. Flaks' relocation.

Our Compensation Committee has reviewed and approved each of the foregoing compensation arrangements and transactions.

Director Independence

A majority of our Board consists of non-management directors who meet the criteria for director independence of the listing standards of the Nasdaq Stock Market. During fiscal 2008 and until February 28, 2008, our Board consisted of seven directors, Charles Crovitz, Ezrah Dabah, Malcolm Elvey, Robert Fisch, James Goldman, Sally Frame Kasaks and Stanley Silverstein, four of whom, Messrs. Elvey, Fisch and Goldman and Ms. Kasaks, were independent directors. On February 28, 2008, we received notice from James Goldman of his resignation from the Board, effective immediately. Following Mr. Goldman's resignation, we had six directors, three of whom were independent directors, until May 9, 2008 when two individuals, Dr. Joseph Alutto and Mr. Louis Lipschitz, were added to the Board. These two additional directors are independent directors under the applicable criteria. All the members of our Audit Committee, Compensation Committee and Corporate Governance Committee, while serving in such capacity, have been and are independent directors.

Each year each director completes and submits to the Company a questionnaire, which, among other purposes, is used by the Corporate Governance Committee to help evaluate whether the director has any material relationship with us (whether directly or as a partner, stockholder, or officer of an organization that has a relationship with us), including any material relationship with our affiliates and management, pertinent to determining the director's independence. With the assistance of the Corporate Governance Committee, our Board made an affirmative determination that of our current directors, Messrs. Elvey, Fisch, Lipschitz and Matthews, Dr. Alutto and Ms. Kasaks are independent within the meaning of Nasdaq's listing standards, and with respect to the members of the Audit Committee, the provisions of SEC Rule 10A-3.

Item 14.         Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm for Services Rendered During the Last Two Fiscal Years

The following table summarizes the aggregate fees billed to us by BDO Seidman, LLP ("BDO"), our independent registered public accounting firm for fiscal 2008, for its services rendered for or in such year. BDO audited the Company's consolidated financial statements for fiscal 2007 and fiscal 2008. In order to facilitate financial reporting in various transactional and other contexts, we also engaged BDO to audit certain of our consolidated financial statements for fiscal 2006 and fiscal 2005. Accordingly, its audit fees with respect to our fiscal 2006 and 2005 financial statements are included in the table with respect to fees billed for fiscal 2007 below.

	2008
	AMOUNT (IN $ THOUSANDS)	% OF TOTAL FEES FOR YEAR
Audit fees billed for the year (1)	1,880	93%
Audit-related fees billed in the year	132	7%
Tax fees billed in the year	—	—%
All other fees billed in the year	—	—%
TOTAL	2,012	100%

(1)
Includes audit fees of approximately $165,000 related to our 2007 restatement audit and audit fees of approximately $130,000 related to our 2007 audit of our subsidiary, Twin Brook Insurance Company, Inc.

	2007
	AMOUNT (IN $ THOUSANDS)	% OF TOTAL FEES FOR YEAR
Audit fees billed for the year (1)	3,242	94%
Audit-related fees billed in the year	196	6%
Tax fees billed in the year	—	—%
All other fees billed in the year	—	—%
TOTAL	3,438	100%
______________________
(1)	Audit fees related to our 2006 and 2005 financial statements amounted to approximately $1,300,000 of this amount.

Audit Fees

Audit fees billed by BDO for fiscal 2008 consisted of fees for the audit of our annual consolidated financial statements for fiscal 2008, reviews of our quarterly consolidated financial statements for the first, second and third quarters of fiscal 2008 and provision of an attestation report on management's assessment of our internal control over financial reporting as of January 31, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit fees billed by BDO for fiscal 2007 consisted of fees for the audit of our annual consolidated financial statements for fiscal 2007, reviews of our quarterly consolidated financial statements for the first, second and third quarters of fiscal 2007 and provision of an attestation report on management's assessment of our internal control over financial reporting as of February 2, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Also included are audit fees billed by BDO for the audit of our consolidated balance sheet at the end of fiscal 2006 and our consolidated statements of operations, changes in stockholders' equity, and cash flows for the fiscal years 2006 and 2005.

Audit-Related Fees

All audit related fees billed by BDO in fiscal 2008 and fiscal 2007 included various consulting fees. None of these services were rendered prior to their engagement as our independent registered public accounting firm.

Tax Fees

BDO did not bill any fees for tax service in fiscal 2008 or fiscal 2007.

All Other Fees

BDO did not bill other fees in fiscal 2008 or fiscal 2007.

The Audit Committee monitors the non-audit fees of, and has a policy to limit as in its judgment is appropriate the non-audit services performed by, our independent registered public accounting firm to help ensure that their nature and magnitude is compatible with the firm's role as an independent registered public accounting firm.

Pre-Approval Policy

In March 2008 (as it had done in 2007), the Audit Committee approved an Audit and Non-Audit Services Pre-Approval Policy for Fiscal 2008 (the "Pre-Approval Policy"), which contained a detailed description of the permitted audit, audit-related, tax and other services that were expected to be or could be performed by our independent registered public accounting firm during fiscal 2008. Services that fell within this detailed description did not require specific approval by the Audit Committee before they were rendered by our independent registered public accounting firm; however, before any services were provided, they first must have been submitted to our Chief Financial Officer for approval. Our Chief Financial Officer (with the advice of counsel where needed) then was required to determine whether such services fell within the description of pre-approved permitted services. Under the Pre-Approval Policy, the Audit Committee was to be informed on a quarterly basis of any such services rendered by our independent registered public accounting firm, including the per engagement fees and aggregate fees incurred as of the date of the report. As provided by the Pre-Approval Policy, any requests for audit, audit-related, tax and other services not contemplated on the detailed list of pre-approved services were required to be submitted to the Audit Committee for specific pre-approval and could not commence until such approval had been granted. Normally, pre-approval for such services would be considered at a meeting of the Audit Committee but in appropriate circumstances pre-approval may be provided by the Chair of the Audit Committee, pursuant to authority delegated by the committee. The Audit Committee had further designated our Chief Financial Officer to monitor the performance of all services provided by our independent registered public accounting firm and to determine whether services in fact provided were specifically approved by the Audit Committee in advance or are in compliance with the Pre-Approval Policy. Our Chief Financial Officer was required to report to the Audit Committee on a periodic basis on the results of such monitoring. Both our Chief Financial Officer and the other members of management were required to report immediately to the Chairman of the Audit Committee any breach of this policy that comes to the attention of such person.

The Audit Committee currently is considering the adoption of an Audit and Non-Audit Services Pre-Approval Policy for Fiscal 2009, which would contain a detailed description of the permitted audit, audit-related, tax and other services that are expected to be or could be performed by our independent registered public accounting firm during fiscal 2009; however, until such policy is adopted, the Audit Committee shall specifically pre-approve all services, including both audit and non-audit services, provided by our independent registered public accounting firm.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)(3)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Charles Crovitz
Charles Crovitz Interim Chief Executive Officer (A Principal Executive Officer) June 1, 2009

By:	/s/ Susan J. Riley
Susan J. Riley Executive Vice President, Finance and Administration (A Principal Executive Officer and Principal Financial Officer) June 1, 2009

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer and Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.