Form 10-Q
period 2009-05-02
CHILDRENS PLACE RETAIL STORES INC
filed 2009-06-05
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of an “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Don’t check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of June 1, 2009 was 29,529,951 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 2, 2009

PART I.                            FINANCIAL INFORMATION

Item 1.                                   Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares issued, authorized and outstanding)

	(unaudited)		(unaudited)
	May 2,	January 31,	May 3,
	2009	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$224,275	$226,206	$118,315
Accounts receivable	19,299	19,639	34,661
Inventories	181,984	211,227	179,065
Prepaid expenses and other current assets	45,704	42,674	72,048
Deferred income taxes	39,176	19,844	20,358
Restricted assets in bankruptcy estate of subsidiary	—	—	99,068
Total current assets	510,438	519,590	523,515
Long-term assets:
Property and equipment, net	314,331	318,116	338,450
Deferred income taxes	61,853	96,104	89,033
Other assets	5,298	5,947	2,878
Total assets	$891,920	$939,757	$953,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$—	$—	$27,936
Short term portion of loan	15,000	30,000	—
Accounts payable	58,155	73,333	59,303
Income taxes payable	789	3,166	5,514
Accrued expenses and other current liabilities	98,022	100,496	103,759
Liabilities of bankruptcy estate of subsidiary	—	—	123,694
Total current liabilities	171,966	206,995	320,206
Long-term liabilities:
Deferred rent liabilities	101,654	105,565	108,582
Other tax liabilities	9,205	17,150	23,820
Long term portion of term loan	23,000	55,000	—
Other long-term liabilities	6,706	7,168	9,102
Total liabilities	312,531	391,878	461,710
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at May 2, 2009, January 31, 2009, and May 3, 2008	—	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 29,500,781, 29,465,065 and 29,223,186 issued and outstanding at May 2, 2009, January 31, 2009, and May 3, 2008, respectively	2,950	2,947	2,923
Additional paid-in capital	211,201	205,858	197,814
Accumulated other comprehensive (loss) income	(438)	(3,090)	12,117
Retained earnings	365,676	342,164	279,312
Total stockholders’ equity	579,389	547,879	492,166
Total liabilities and stockholders’ equity	$891,920	$939,757	$953,876

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Net sales	$401,901	$400,212
Cost of sales	235,374	229,120

Gross profit	166,527	171,092

Selling, general and administrative expenses	111,893	119,410
Asset impairment charge	1,099	—
Depreciation and amortization	17,524	17,652

Operating income	36,011	34,030
Interest income (expense), net	(3,268)	(493)

Income from continuing operations before income taxes	32,743	33,537
Provision for income taxes	9,002	14,117

Income from continuing operations	23,741	19,420
Income (loss) from discontinued operations, net of income taxes	(229)	98
Net income	$23,512	$19,518

Basic earnings (loss) per share amounts (1)
Income from continuing operations	$0.81	$0.67
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.00
Net income	$0.80	$0.67
Basic weighted average common share outstanding	29,475	29,182

Diluted earnings (loss) per share amounts (1)
Income from continuing operations	$0.80	$0.66
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.00
Net income	$0.79	$0.67
Diluted weighted average common share outstanding	29,605	29,275

(1) Table may not add due to rounding

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,512	$19,518
Less (loss) income from discontinued operations	(229)	98
Income from continuing operations	23,741	19,420
Reconciliation of net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	17,524	17,652
Other amortization	1,037	65
Loss on disposal of property and equipment	197	24
Asset impairments	1,099	—
Stock-based compensation	2,873	1,355
Deferred taxes	10,666	41,132
Deferred rent expense and lease incentives	(4,097)	(3,764)
Changes in operating assets and liabilities:
Accounts receivable	395	(2,197)
Inventories	29,953	17,019
Prepaid expenses and other assets	(1,842)	(209)
Accounts payable	(16,452)	32,524
Accrued expenses and other current liabilities	(3,722)	13,204
Intercompany (discontinued operations)	—	(15,216)
Income taxes payable, net of prepayments	(2,304)	(13,881)
Deferred rent and other liabilities	(3,589)	1,113
Total adjustments	31,738	88,821
Net cash provided by operating activities of continuing operations	55,479	108,241
Net cash (used in) provided by operating activities of discontinued operations	(229)	34,870
Net cash provided by operating activities	55,250	143,111
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(12,064)	(9,079)
Net cash used in investing activities of continuing operations	(12,064)	(9,079)
Net cash used in investing activities of discontinued operations	—	(35,449)
Net cash used in investing activities	(12,064)	(44,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	34,083	313,650
Repayments under revolving credit facilities	(34,083)	(355,275)
Payment On Term Loan	(47,000)	—
Purchase of common stock	(139)	—
Exercise of stock options	562	877
Capital contribution to subsidiary in discontinued operations	—	(8,250)
Net cash used in financing activities of continuing operations	(46,577)	(48,998)
Net cash used in financing activities of discontinued operations	—	(11,878)
Net cash used in financing activities	(46,577)	(60,876)
Effect of exchange rate changes on cash of continuing operations	1,460	(831)
Effect of exchange rate changes on cash of discontinued operations	—	(187)
Effect of exchange rate changes on cash	1,460	(1,018)
Net (decrease) increase in cash and cash equivalents	(1,931)	36,689
Cash and cash equivalents, beginning of year	226,206	81,626
Cash and cash equivalents, end of quarter	$224,275	$118,315

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
OTHER CASH FLOW INFORMATION:
Net cash paid (refunded) during the year for income taxes	$3,420	$(13,093)
Cash paid during the year for interest	2,437	1,000
Increase (decrease) in accrued purchases of property and equipment, lease acquisition and software costs	2,204	(6,529)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly The Children’s Place Retail Stores, Inc.’s (the “Company”) consolidated financial position as of May 2, 2009, January 31, 2009 and May 3, 2008, the results of its consolidated operations for the thirteen weeks ended May 2, 2009 and May 3, 2008, and its consolidated cash flows for the thirteen weeks ended May 2, 2009 and May 3, 2008. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 2, 2009 and May 3, 2008 are not necessarily indicative of operating results for a full fiscal year. The accompanying unaudited condensed consolidated financial statements have classified the Disney Store business as discontinued operations in accordance with U.S. GAAP, reflecting the Company’s exit of the Disney Store business in the first quarter of fiscal 2008 (see Note 2-Discontinued Operations).  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

2.                                      DISCONTINUED OPERATIONS

During the first quarter of fiscal 2008, after a thorough review of the Disney Store business, its potential earnings growth, its capital needs and its ability to fund such needs from its own resources, the Company decided to exit the Disney Store business.  The Company’s subsidiaries that operated the Disney Store business are referred to herein interchangeably and collectively as “Hoop”.

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

After receiving the approval of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, on April 30, 2008, Hoop transferred the Disney Store business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of the Walt Disney Company (“Disney”) in an asset sale (the “Sale”), pursuant to an asset purchase agreement dated as of April 3, 2008 among the Hoop Entities and Disney (the “Sale Agreement”) and section 363 of the Bankruptcy Code (and a similar provision under the CCAA). Upon closing, affiliates of Disney paid approximately $61.6 million, including certain post-closing adjustments, for the acquired assets of the Disney Store business.  The proceeds received from the Sale are included in the assets of the Hoop Entities’ for distribution to their creditors pursuant to the plan of reorganization that was approved by the U.S. Bankruptcy Court on December 15, 2008 (the “Plan”).  A similar plan was approved by the Canadian Bankruptcy Court.

According to the terms of the Sale, Hoop transferred 217 Disney Stores to affiliates of Disney and granted such affiliates the right to operate and wind-down the affairs of the remaining stores.  The lease obligations associated with the stores that were not sold were rejected and resulting damage claims were administered pursuant to the Plan.

In April 2008, the Company entered into a settlement and release of claims agreement with Hoop and the official committee of unsecured creditors in the Cases (the “Settlement Agreement”), which was approved by the U.S. Bankruptcy Court on April 29, 2008.  Under the Settlement Agreement, the Company agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against the Hoop Entities.  Such claims included intercompany charges for shared services of approximately $24.9 million, a capital contribution made on March 18, 2008 of approximately $8.3 million, payment of severance and other employee costs for the Company’s employees servicing Hoop of approximately $7.7 million, and $7.6 million of professional fees and other costs the Company has incurred during the Cases, as well as claims that might be asserted against the Company in the Cases.  As of May 2, 2009, the Company has paid approximately $45.3 million related to the Settlement Agreement, and has remaining accruals of $3.2 million, primarily for severance, legal claims and related costs.

On December 15, 2008, the U.S. Bankruptcy Court approved the Plan, pursuant to which the Hoop Entities that were U.S. debtors were dissolved and all assets and liabilities were transferred to a trust (the “Trust”), which is overseen by trustee appointed by the U.S. Bankruptcy Court under the Plan and a trust oversight committee.  Hoop Canada, Inc., which currently remains under the jurisdiction of the Canadian Bankruptcy Court, has not yet been legally dissolved but is a wholly owned subsidiary of the Trust and is effectively part of the Trust’s assets.

Upon effectiveness of the Plan in December 2008, the Company deconsolidated all Hoop Entities.  As a result, all intercompany balances, including investments in subsidiaries, have been eliminated, and the net liabilities in excess of assets transferred resulted in a $25.5 million gain on the relief of indebtedness of discontinued operations in the fourth quarter of fiscal 2008.  The Company continues to incur charges related to the wind-down of the Hoop Entities and such costs are expensed through discontinued operations as incurred.

For the thirteen weeks ended May 2, 2009, loss from discontinued operations, net of taxes, is comprised primarily of professional fees associated with the wind down of the Hoop Entities.  For the thirteen weeks ended May 3, 2008, income from discontinued operations, net of income taxes is comprised of the following items:

•                  $129.2 million of net sales and $8.5 million, pretax, of losses from the operation of the Disney Store business;

•                  $13.5 million, pretax, of professional, restructuring and severance expenses associated with the Hoop bankruptcy filings;

•                  a pretax gain on the disposal of the Disney Store business of approximately $23.1 million;

•                  pretax interest expense of $1.0 million; and

•                  the net tax effect on the above items was not material.

3.                                      STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended May 2, 2009
	Cost of Sales	Selling, General & Administrative	Total
Stock option expense	$—	$52	$52
Deferred stock expense	296	1,587	1,883
Restricted stock expense	—	179	179
Performance award expense	—	759	759
Total stock-based compensation expense	$296	$2,577	$2,873

	Thirteen Weeks Ended May 3, 2008
	Cost of Sales	Selling, General & Administrative	Total
Stock option expense	$—	$178	$178
Deferred stock expense	116	779	895
Restricted stock expense	—	111	111
Performance award expense	—	171	171
Total stock-based compensation expense	$116	$1,239	$1,355

The Company recognized a tax benefit related to stock-based compensation expense of $1.2 million and $0.6 million for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

The 2008 Long Term Incentive Plan (the “LTIP”) provides for the issuance of deferred stock awards and performance awards to key members of management (the “Participants”). The awards are based on salary level and the fair market value of the Company’s common stock on the grant date. Fair market value is equal to the average of the high and low trading price of the Company’s common stock. The deferred stock awards vest over three years and have a service requirement only. Key features of the performance awards are as follows:

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

During the first quarter of fiscal 2009, the Company granted its annual deferred stock awards to its non-employee directors which provide for the issuance of an aggregate of 36,778 shares of common stock and an award to a then newly appointed non-employee director which provides for the issuance of 4,663 shares of common stock.  These awards fully vest on the first anniversary of the date of grant.

In February 2009, in conjunction with the amendment to the interim CEO’s employment agreement, the Company awarded him 55,401 shares of restricted stock, of which 41,551 shares were immediately granted and vest ratably on a monthly basis over three years.  The remaining 13,850 shares are contingent upon the Company’s election to continue his employment beyond August 31, 2009.  If elected, the shares will vest 7/36ths on September 1, 2009 and the remaining balance will vest 1/36th each month thereafter.  The Company must make this election by July 31, 2009.

During the first quarter of fiscal 2008, the Company awarded to a key member of management: (a) 12,985 deferred stock awards; and (b) performance awards that provide for 12,985 Target Shares (assuming they are earned at 100%).  Each of these awards will vest over a three year period.

Deferred and Restricted Stock (“Deferred Awards”)

Changes in the Company’s unvested deferred awards for the thirteen weeks ended May 2, 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested deferred awards beginning of period	463	$32.84
Granted	83	18.38
Vested (1)	(16)	22.78
Forfeited	(19)	33.01
Unvested deferred awards, end of period	511	$30.80

(1)          The Company withheld approximately 6,450 shares from those that vested to satisfy withholding tax requirements, which were then retired.

Total unrecognized equity compensation expense related to unvested deferred awards approximated $11.4 million as of May 2, 2009, which will be recognized over a weighted average period of approximately 2 years.

Performance Awards

Changes in the Company’s unvested Performance Awards for the thirteen weeks ended May 2, 2009 were as follows:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of period	141	$24.28
Granted	—
Vested	—
Forfeited	—
Unvested performance shares, end of period	141	$24.28

(1)    The number of unvested performance shares is based on the Participants earning their Target Shares at 100%. As of May 2, 2009, The Company estimates that Participants will earn approximately 167% of their Target Shares. The cumulative expense recognized reflects that change in estimation.

Total unrecognized equity compensation expense related to unvested performance awards approximated $3.6 million as of May 2, 2009, which will be recognized over a weighted average period of approximately 1.8 years.

Stock Option Plans

The Company estimates the fair value of issued stock options using the Black-Scholes option pricing model using certain assumptions for stock price volatility, risk-free interest rates, and the expected life of the options as of each grant date. No stock options were granted during the thirteen weeks ended May 2, 2009 and May 3, 2008.

Changes in the Company’s stock options for the thirteen weeks ended May 2, 2009 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)

Options outstanding at beginning of year	1,186,512	$31.73	4.6	$499
Granted	—	—	—	—
Exercised	(26,248)	21.43	N/A	144
Forfeited	(15,989)	36.10	N/A	5
Options outstanding at end of quarter	1,144,275	$31.90	4.3	$3,788
Options exercisable at end of quarter	1,074,274	$32.31	4.0	$3,554

Changes in the Company’s unvested stock options for the thirteen weeks ended May 2, 2009 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested stock options, beginning of period	82	$10.87
Granted	—	—
Vested	(12)	8.73
Forfeited	—	—
Unvested stock options, end of period	70	$11.22

Total unrecognized equity compensation expense related to unvested stock options approximated $0.3 million as of May 2, 2009, which will be recognized over a weighted average period of approximately 1.4 years.

4.                                      NET INCOME PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Income from continuing operations	$23,741	$19,420
Income (loss) from discontinued operations, net of taxes	(229)	98
Net income	$23,512	$19,518

Basic weighted average common shares	29,475	29,182
Dilutive effect of stock awards	130	93
Diluted weighted average common shares	29,605	29,275
Antidilutive stock awards	1,298	1,923

Antidilutive stock awards (stock options, deferred stock awards and restricted stock awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in the earnings per share calculation.

5.                                      COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Net income	$23,512	$19,518
Cumulative translation adjustment	2,652	(1,817)
Comprehensive income	$26,164	$17,701

6.                                      PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Asset	May 2,	January 31,	May 3,
	Life	2009	2009	2008
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	25 yrs	30,451	30,451	30,450
Material handling equipment	15 yrs	31,243	31,243	31,086
Leasehold improvements	Lease life	358,260	353,636	341,143
Store fixtures and equipment	3-10 yrs	246,099	244,124	242,836
Capitalized software	5 yrs	60,172	60,403	57,109
Construction in progress	—	13,231	7,073	5,388
		742,859	730,333	711,415
Less accumulated depreciation and amortization		(428,528)	(412,217)	(372,965)
Property and equipment, net		$314,331	$318,116	$338,450

During the thirteen weeks ended May 2, 2009, the Company recorded $1.1 million of impairment charges related to two underperforming stores.  The Company did not record any impairment charges during the thirteen weeks ended May 3, 2008.

As of May 2, 2009, January 31, 2009, and May 3, 2008, the Company had $6.3 million, $4.1 million and $0.9 million, respectively, in property and equipment for which payment had not been made. These amounts are included in accounts payable and accrued expenses and other current liabilities.

7.                                      CREDIT FACILITIES

On July 31, 2008, the Company and certain of its domestic subsidiaries entered into a five year credit agreement (the “2008 Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”),  Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender.  The 2008 Credit Agreement refinanced a $130 million credit agreement and a $60 million letter of credit agreement which, except under certain limited circumstances, were each scheduled to expire on November 1, 2010 (the “Prior Credit Agreements”).

The 2008 Credit Agreement consists of a $200 million asset based revolving credit facility, with a $175 million sublimit for standby and documentary letters of credit. Revolving credit loans outstanding under the 2008 Credit Agreement bear interest, at the  Company’s option, at:

(i)                                     the prime rate; or

(ii)                                  LIBOR for an interest period of one, two, three or six months, as selected by the Company, plus a margin of 1.50% to 2.00% based on the amount of the Company’s average excess availability under the facility.

In addition, an unused line fee of 0.25% will accrue on the unused portion of the commitments under the facility.  Letter of credit fees range from 0.75% to 1.25% for commercial letters of credit and range from 1.50% to 2.00% for standby letters of credit.  Letter of credit fees are determined based on daily average undrawn stated amount of such outstanding letters of credit. The 2008 Credit Agreement expires on July 31, 2013.   The amount available for loans and letters of credit under the 2008 Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.

The outstanding obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  Should the 2008 Credit Agreement be terminated prior to August 1, 2010 for any reason, whether voluntarily by the Company or by reason of acceleration by the Lenders upon the occurrence of an event of default, the Company would be required to pay an early termination fee in the amount of (i) 0.50% of the revolving credit facility ceiling then in effect if such termination occurs on or prior to July 31, 2009 and (ii) 0.25% of the revolving credit facility ceiling then in effect if such termination occurs after July 31, 2009, but on or prior to July 31, 2010.  No early termination fee would be due and payable for termination after July 31, 2010.

The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures, stock buybacks and the payment of dividends or similar payments.  Credit extended under the 2008 Credit Agreement is secured by a first or second priority security interest in substantially all of the Company’s assets and substantially all of the assets of its domestic subsidiaries.

The Company capitalized approximately $1.6 million in deferred financing costs related to the 2008 Credit Agreement, which is being amortized on a straight-line basis over the term of the 2008 Credit Agreement.

The table below presents the components (in millions) of the Company’s credit facilities.  As of May 2, 2009 and January 31, 2009, amounts are based on the 2008 Credit Agreement.  As of May 3, 2008, amounts are based on the Prior Credit Agreements.

	May 2, 2009	January 31, 2009	May 3, 2008

Credit facility maximum	$200.0	$200.0	$130.0
Borrowing base (1)	150.1	155.0	117.0

Outstanding borrowings	$—	$—	$27.9
Letters of credit outstanding—merchandise (2)	35.8	32.3	—
Letters of credit outstanding—standby	16.1	14.6	18.0
Utilization of credit facility at end of period	51.9	46.9	45.9

Availability	98.2	108.1	71.1

Average loan balance during the period	—	20.5	66.3
Highest borrowings during the period	0.3	80.6	80.6
Average interest rate	3.3%	5.4%	5.5%
Interest rate at end of period	3.3%	3.3%	5.0%

(1)          Under the 2008 Credit Agreement, the Borrowing Base is the lesser of a calculation based on certain credit card receivables, inventory balances and the fair market value of certain real estate, or $200 million.  The Prior Credit Agreements had similar restrictions.

(2)          Merchandise letters of credit totaling approximately $29.0 million were drawn under the Prior Credit Agreements that did not reduce availability under the credit facility, as they were drawn under the separate $60 million letter of credit facility.

On May 4, 2009, the 2008 Credit Agreement was amended, which included the following changed rates; the LIBOR margin spread is 2.00% to 2.50%, the commercial letter of credit fees range is 1.25% to 1.75%, and the standby letter of credit fees range is 2.00% to 2.50%.

Letter of Credit Fees

Letter of credit fees, which are included in cost of sales, approximated $0.1 million in each of the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively.

8.                                      TERM LOAN

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

Under the Note Purchase Agreement, the Company issued $85 million of non-amortizing secured notes (the “Notes”) which are due and payable on July 31, 2013.  Amounts outstanding under the Note Purchase Agreement bear interest at the greater of (i)  LIBOR, for an interest period of one, two, three or six months, as selected by the Company, and (ii) 3.00%, plus, in each case, a margin of between 8.50% and 9.75% depending on the Company’s leverage ratio.  As of May 2, 2009, the interest rate applicable to the outstanding principal amount of the Notes was 11.50%.

The outstanding obligations under the Note Purchase Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, certain defaults under other material indebtedness, the institution of insolvency proceedings and a material adverse effect, subject, in the case of certain defaults, to the expiration of applicable grace periods.  The Company is also required to make mandatory prepayments if a change of control occurs, if it receives cash in excess of certain defined thresholds for the sale of assets or as a result of other defined events, if it issues equity or other debt securities, or if annual cash flows are in excess of defined thresholds for any fiscal year.  In addition, the outstanding obligations under the Note Purchase Agreement may be prepaid at any time at the discretion of the Company (subject to certain restrictions set forth in the 2008 Credit Agreement).  In the event of any prepayment prior to July 31, 2010 (including by reason of acceleration, but excluding a prepayment relating to excess cash flows and certain extraordinary receipts), the Company would be required to pay a prepayment premium in the amount of (i)  2.00% of the aggregate principal amount of the Notes prepaid if such prepayment occurs on or prior to July 30, 2009 and (ii) 1.50% of the aggregate principal amount of the Notes prepaid if such prepayment occurs after July 30, 2009, but on or prior to July 30, 2010.  No prepayment premium would be due and payable in respect of prepayments made on or after July 31, 2010.

The Note Purchase Agreement contains covenants, which include limitations on annual capital expenditures, required levels of EBITDA, a maximum leverage ratio, a minimum fixed charge coverage ratio and limitations on stock buybacks and the payment of dividends or similar payments.  The Company’s obligations under the Note Purchase Agreement are secured by a first or second priority security interest in substantially all of the Company’s domestic assets.

A majority of the proceeds from the Note Purchase Agreement were used to repay in full the Company’s outstanding obligations under the Prior Credit Agreements, and the remaining proceeds were used for working capital needs.

The Company capitalized approximately $2.2 million in deferred financing costs related to the Note Purchase Agreement, which is being amortized on a straight-line basis over the term of the Note Purchase Agreement, except that in the event of prepayments, the portion of the deferred financing costs related to the prepayment is accelerated.  In conjunction with the $47 million of prepayments made on April 13, 2009, the Company expensed an additional $0.9 million of deferred financing costs.

Based on the Company’s cash flow for fiscal 2008, it was required to make a mandatory prepayment of $31.3 million and had the option to make an additional prepayment, free of prepayment premium, of up to $15.7 million.  On April 13, 2009, after electing to make the full optional prepayment, the Company paid a total of $47 million.

Based on the Company’s current estimate of its fiscal 2009 cash flow, a mandatory prepayment of approximately $15 million will be required in fiscal 2010.  Accordingly, $15 million of the term loan is classified as current in the accompanying consolidated balance sheet at May 2, 2009.

9.                                      LEGAL AND REGULATORY MATTERS

On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals.  The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act (“FACTA”) and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief.  The plaintiff filed an amended complaint on January 25, 2008.  Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.  On March 2, 2009, the Court granted the plaintiff’s motion to dismiss the Company as a defendant and to replace the Company with its subsidiary, The Children’s Place Services Company, LLC.  The outcome of this litigation is uncertain; while the Company believes there are valid defenses to the claims, the Company cannot conclude as to the amount of loss or range of loss that might be incurred as a result of this matter.  However, the Company does not believe that such losses if incurred could have a material effect on our financial position, results of operations and cash flows.

As part of the Company’s product safety compliance procedures, it continues to engage the staff of the Consumer Product Safety Commission on questions related to implementation of, and compliance with, requirements of the Consumer Product Safety Improvement Act (the “CPSIA”).  The Company is not able to estimate what costs will be incurred in response to regulations or guidance implementing new CPSIA requirements, or as new laws are enacted.

The Company is also involved in various legal proceedings arising in the normal course of business.  In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company’s financial condition.

Except as described above, during the quarter ended May 2, 2009, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

10.                               INCOME TAXES

The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are comprised largely of book tax differences relating to depreciation, rent expense, inventory and various accruals and reserves.

The Company’s effective tax rate from continuing operations for the thirteen weeks ended May 2, 2009 and May 3, 2008 was 27.5% and 42.1%, respectively.  The effective tax rate was lower in the first quarter of fiscal 2009 due to a $4.5 million favorable settlement relating to an Internal Revenue Service (“IRS”) income tax audit, of which approximately $3.0 million reduced the Company’s unrecognized tax liability (as noted below) and approximately $1.5 million reduced taxes payable.

During the thirteen weeks ended May 2, 2009 and May 3, 2008, the Company recognized approximately $0.2 million and $0.3 million, respectively of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized income tax liabilities in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With limited exception, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax audits by taxing authorities for years through 2003. The IRS commenced an examination of the Company’s U.S. consolidated income tax returns for the years 2004 through 2006 during the second quarter of fiscal 2007.  In connection with the settlement of the IRS audit noted above, the Company reduced its unrecognized tax liability by $8.1 million, of which approximately $3.0 million reduced the provision for income taxes and approximately $5.1 million reduced deferred tax assets.  The Company does not expect any material changes to unrecognized tax benefits in the next 12 months.

11.                               INTEREST EXPENSE, NET

The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Interest income	$334	$737
Tax-exempt interest income	6	10
Total interest income	340	747

Less:
Interest expense – term loan	2,171	—
Interest expense – credit facilities	57	916
Unused line fee	97	30
Amortization of deferred financing fees	1,037	11
Other fees	246	283
Interest income (expense), net	$(3,268)	$(493)

12.                               SEGMENT INFORMATION

After the disposal of its Disney Business during fiscal 2008, the Company continued its reassessment of its internal reporting structure.  Net sales of Canadian operations have grown approximately 56% over the last three fiscal years, and with the disposal of the Disney business, its percentage of consolidated net sales has grown from approximately 9% to approximately 12%.  In addition, the fluctuations in the Canadian dollar exchange rate in recent years have had a significant impact on the Company’s Canadian operating results.  Beginning in fiscal 2009, the Company’s chief operating decision maker (“CODM”) required, and the Company began reporting, discrete financial information for its Canadian operations.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about a company’s operating segments.  In accordance with SFAS 131, the Company reports segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment is its U.S. based stores, including Puerto Rico, and its e-commerce store, www.childrensplace.com.  The Company measures its segment profitability based on operating income, defined by the Company as earnings before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain centrally managed inventory procurement functions such as production and design are allocated to each segment based upon usage.  Corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are allocated to the segments based primarily on net sales.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.

The following tables provide segment level financial information for the thirteen weeks ended May 2, 2009 and May 3, 2008 (dollars in thousands):

	Thirteen Weeks Ended May 2, 2009
	The Children’s Place U.S.	The Children’s Place Canada	Total Company
Net Sales	$363,071	$38,830	$401,901
Operating income	30,787	5,224	36,011
Operating income as a percent of net sales	8.5%	13.5%	9.0%

Capital expenditures	10,917	1,147	12,064

	Thirteen Weeks Ended May 3, 2008
	The Children’s Place U.S.	The Children’s Place Canada	Total Company
Net Sales	$354,269	$45,943	$400,212
Operating income	25,193	8,837	34,030
Operating income as a percent of net sales	7.1%	19.2%	8.5%

Capital expenditures	9,048	31	9,079

Total assets by segment are as follows (dollars in thousands):

	The Children’s Place U.S.	The Children’s Place Canada	Restricted assets in bankruptcy estate of subsidiary	Total Company
May 2, 2009	$791,411	$100,509	$—	$891,920
January 31, 2009	845,701	94,056	—	939,757
May 3, 2008	758,565	96,243	99,068	953,876

13.                               NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  As amended, SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years, for all financial assets and liabilities.  For all non-financial assets and liabilities SFAS 157 will be effective for fiscal years beginning after November 15, 2008.  For its financial assets and liabilities, the Company adopted SFAS 157 on February 3, 2008, the first day of fiscal year 2008, and for its non-financial assets and liabilities, the Company adopted SFAS 157 on February 1, 2009, the first day of fiscal 2009.  Neither adoption had any impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company has chosen not to adopt the elective provisions of SFAS 159 and the remaining provisions did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141.  SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business or a gain from a bargain purchase and determines what information to disclose to enable the users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied.  SFAS 141R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Upon adoption SFAS 141R did not have an impact on the Company’s consolidated financial statements, however, it could have a future impact if the Company were to make an acquisition.

14.                               RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

During the thirteen weeks ended May 3, 2008, the Company purchased approximately $0.4 million of footwear from Nina Footwear Corporation. Stanley Silverstein, who is a member of the Board of Directors and the father-in-law of Ezra Dabah, who is also a member of the Board of Directors, is an owner of Nina Footwear Corporation.  The Company did not make any purchases from Nina Footwear Corporation during the thirteen weeks ended May 2, 2009.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, the discussions of the Company’s operating and growth strategy.  Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.  The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.  The “First Quarter 2009” refers to the thirteen weeks ended May 2, 2009, and the “First Quarter 2008” refers to the thirteen weeks ended May 3, 2008.

Our Business

We are a leading specialty retailer of children’s apparel and accessories.  We design, contract to manufacture and sell high-quality, value-priced merchandise under our proprietary “The Children’s Place” brand name.  Our objective is to deliver high-quality merchandise at value prices.  As of May 2, 2009, we owned and operated 834 stores in the United States, 88 stores in Canada and an e-commerce store at www.childrensplace.com.

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

After receiving the approval of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, on April 30, 2008, Hoop transferred the Disney Store business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of Disney in an asset sale (the “Sale”), pursuant to an asset purchase agreement dated as of April 3, 2008 among the Hoop Entities and affiliates of Disney (the “Sale Agreement”) and section 363 of the Bankruptcy Code (and a similar provision under the CCAA). Upon closing, affiliates of Disney paid approximately $61.6 million, including certain post-closing adjustments, for the acquired assets of the Disney Store business.  The proceeds received from the Sale are included in the assets of the Hoop Entities’ for distribution to their creditors pursuant to the plan of reorganization that was approved by the U.S. Bankruptcy Court on December 15, 2008 (the “Plan”).  A similar plan was approved by the Canadian Bankruptcy Court.

According to the terms of the Sale, Hoop transferred 217 Disney Stores to affiliates of Disney and granted such affiliates the right to operate and wind-down the affairs of the remaining stores.  The lease obligations associated with the stores that were not sold were rejected and resulting damage claims were administered pursuant to the Plan.

In April 2008, the Company entered into a settlement and release of claims agreement with Hoop and the official committee of unsecured creditors in the Cases (the “Settlement Agreement”), which was approved by the U.S. Bankruptcy Court on April 29,

2008.  Under the Settlement Agreement, the Company agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against the Hoop Entities.  Such claims included intercompany charges for shared services of approximately $24.9 million, a capital contribution made on March 18, 2008 of approximately $8.3 million, payment of severance and other employee costs for the Company’s employees servicing Hoop of approximately $7.7 million, and $7.6 million of professional fees and other costs the Company has incurred during the Cases, as well as claims that might be asserted against the Company in the Cases.  As of May 2, 2009, the Company has paid approximately $45.3 million related to the Settlement Agreement, and has remaining accruals of $3.2 million, primarily for severance, legal claims and related costs.

On December 15, 2008, the U.S. Bankruptcy Court approved the Plan, pursuant to which the Hoop Entities that were U.S. debtors were dissolved and all assets and liabilities were transferred to a trust (the “Trust”), which is overseen by a trustee appointed by the U.S. Bankruptcy Court under the Plan and a trust oversight committee.  Hoop Canada, Inc., which currently remains under the jurisdiction of the Canadian Bankruptcy Court, has not yet been legally dissolved but is a wholly owned subsidiary of the Trust and is effectively part of the Trust’s assets.

Upon effectiveness of the Plan in December 2008, the Company deconsolidated all Hoop Entities.  As a result, all intercompany balances, including investments in subsidiaries, were eliminated, and the net liabilities in excess of assets transferred were written off, which resulted in a $25.5 million gain on the relief of indebtedness of the Hoop Entities in the fourth quarter of fiscal 2008.  The Company continues to incur charges related to the wind-down of the Disney Store business and such costs are expensed through discontinued operations as incurred.

In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), the Disney Store business has been segregated from continuing operations and included in “Income (loss) from discontinued operations, net of income taxes” in the consolidated statements of operations.

Segment Reporting

After the disposal of its Disney Business during fiscal 2008, senior management continued its reassessment of our internal reporting structure.  Net sales of Canadian operations have grown approximately 56% over the last three fiscal years, and with the disposal of the Disney business, its percentage of consolidated net sales has grown from approximately 9% to approximately 12%.  In addition, the fluctuations in the Canadian dollar exchange rate in recent years have had a significant impact on our Canadian operating results.  Beginning in fiscal 2009, our chief operating decision maker (“CODM”) required, and we began reporting, discrete financial information for our Canadian operations.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about a company’s operating segments.  In accordance with SFAS 131, we report segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment is its U.S. based stores, including Puerto Rico, and its e-commerce store, www.childrensplace.com.  We measure our segment profitability based on operating income, defined as earnings before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain centrally managed inventory procurement functions such as production and design are allocated to each segment based upon usage.  Corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are allocated to the segments based primarily on net sales.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of its net sales.

Operating Highlights

Net sales in the First Quarter 2009 increased $1.7 million to $401.9 million, compared to net sales of $400.2 million reported in the First Quarter 2008.  Our comparable retail sales increased 1% during the First Quarter 2009 compared to a 6% increase in the First Quarter 2008.  We define comparable retail sales as comparable store sales plus comparable sales from our e-commerce store. Comparable store sales is defined as net sales, in constant currency, from stores, that have been open at least 14 full months and that have not been substantially remodeled during that time.  In the First Quarter 2009, we opened six stores, remodeled two stores and closed one store.  In the First Quarter 2008 we opened three stores.

During the First Quarter 2009, we reported income from continuing operations of $23.7 million, or $0.80 per diluted share, compared to $19.4 million, or $0.66 per diluted share, in the First Quarter 2008.  During the First Quarter 2009, the following factors significantly impacted our business:

•                  A continuous downturn in the U.S. and Canadian economic environments;

•                  Reductions in selling, general and administrative expenses; and

•                  The decrease in value of the Canadian dollar versus the U.S. Dollar.

Additionally, income from continuing operations in the First Quarter 2009 included:

•                  Approximately $2.6 million of restructuring costs related to the implementation of the cost-control initiatives, including the relocation of our e-commerce business from our facility in Secaucus, N.J. to a larger facility in Fort Payne, Alabama.

•                  Included in our asset impairment charges of $1.1 million is approximately $0.9 million of impairment related to an underperforming store that was recently opened in 2007; and

•                  A $4.5 million tax benefit related to the settlement of an IRS income tax audit.

We have subsidiaries in Canada, Hong Kong and Shanghai whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.  The below table summarizes the average translation rates impacting our operating results, and the resulting effect of related year over year rate changes on net sales, gross profit and income from continuing operations, for each fiscal quarter presented in our consolidated statements of operations:

	First Quarter 2009	First Quarter 2008
Average Translation Rates (1)
Canadian Dollar	0.8065	0.9957
Hong Kong Dollar	0.1290	0.1284
China Yuan Renminbi	0.1463	0.1412

Effect on Operating Results (in millions)
Net sales (2)	$(9.1)	$6.0
Gross profit	(4.5)	3.4
Income from continuing operations before income taxes	(1.9)	1.7

(1)          The average translation rates are the average of the three monthly translation rates used during each quarter to translate the respective income statements.  The rates represent the U.S. dollar equivalent of each foreign currency.

(2)          Net sales are affected only by the Canadian Dollar translation rates.

In addition to the translation impact noted above, the gross margin of our Canadian subsidiary is also impacted by its purchases of inventory, which is priced in U.S. Dollars.  The effect of these purchases on our gross profit was a decrease of approximately $2.0 million in the First Quarter 2009 compared to an increase of approximately $2.5 million in the First Quarter 2008.

Recent Developments

During the four weeks ended May 30, 2009, our comparable retail sales decreased 9% compared to a 12% comparable retail sales increase during the four weeks ended May 31, 2008.

In May 2009, the Company received notice from Ezra Dabah, the Company’s former Chief Executive Officer and a current director, of his intent to nominate three directors at the Company’s Annual Meeting of Stockholders to compete with the Company’s slate of director nominees.  The Company estimates that its total expenditures related to the 2009 Annual Meeting of Stockholders will be approximately $1.5 million.

On March 17, 2009, we entered into an agreement with one of our landlords; the owner of our corporate headquarters property and a second property, each located in Secaucus, N.J.  Under the terms of the agreement, we will be relieved of our lease obligations for both properties (the “Existing Leases”) and will relocate to another building, also located in Secaucus, N.J., under a new lease (the “New Lease”) with the same landlord.  Pursuant to the agreement, we will make total cash payments of $6.4 million to exit the Existing Leases, of which $3.7 million was made during the First Quarter 2009, with the balance due over the remainder of fiscal 2009.  The reversal of liabilities related to these buildings offset the termination costs resulting in no material impact on the results of operations for the First Quarter 2009.  Obligations under the New Lease are approximately $3.6 million per annum for a lease term of twenty years.  The term of the New Lease commences on June 1, 2009 and expires on May 31, 2029; provided, however, that we have a one-time right, subject to the satisfaction of certain conditions, including payment of a termination fee of $3 million, to terminate the lease on June 1, 2024.  We anticipate capital expenditures of approximately $15 to $20 million to build out the new facility, with a move-in date in the fall of 2009.  Leases for certain auxiliary offices are expiring in fiscal 2009 and employees based in those locations will also move into the new facility.

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

We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  We estimate sell-through rates based upon historical and forecasted information.  Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results; however, a 10% difference in our markdown reserve as of May 2, 2009 would have impacted net income by approximately $0.7 million.  Our markdown reserve balance at May 2, 2009 was $12.4 million.

Additionally, we adjust our inventory based upon an annual physical inventory, which is taken during the last quarter of the fiscal year.  Based on the results of our historical physical inventories, an estimated shrink rate is used for each successive quarter until the next annual physical inventory, or sooner if facts or circumstances should indicate differently.  A 100 basis point difference in our shrinkage rate at retail could impact each quarter’s net income by approximately $0.7 million.

Equity Compensation—Effective January 29, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding but not yet vested, as of the effective date. Prior to January 29, 2006, we accounted for stock option grants under the recognition and measurement provisions of APB 25 and related interpretations.

Stock Options

During Fiscal 2008, we ceased issuing stock options in favor of deferred stock awards.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  Application of other assumptions could have resulted in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in our financial statements.  Additionally, we estimate a forfeiture rate for those awards not expected to vest.  While actual forfeitures could vary significantly from those estimated, a 10% difference would not have a material impact on our net income.  Total unamortized stock compensation at May 2, 2009 was $0.3 million.

Restricted Stock, Deferred Stock and Performance Awards

We grant restricted shares and deferred stock awards to our employees and non-employee directors and performance awards to certain key members of management.  The fair value of these awards is based on the average of the high and low selling price of our common stock on the grant date.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.  While actual forfeitures could vary significantly from those estimated, a 10% change in our forfeiture rate would impact our net income by approximately $0.4 million.  In addition, the number of performance shares earned is dependant upon our operating results over a specified time period.  The expense for performance shares is based on an estimate of the number of shares we think will vest based on our earnings-to-date plus our estimate of future earnings for the remaining performance period.  To the extent that actual operating results differ from our estimates, future performance share compensation expense could be significantly different.  The impact on our equity compensation expense resulting from a 50% change in our projected future earnings could impact our net income by approximately $0.8 million.

Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which could have a significant impact on our results of operations.  Our historical estimates have not differed materially from actual results; however, a 10% difference in our insurance reserves as of May 2, 2009 would have impacted net income by approximately $0.8 million.

Impairment of Long-Lived Assets—We periodically review our long-lived assets when events indicate that their carrying value may not be recoverable.  Such events include a historical trend or projected trend of cash flow losses or a future expectation that we will sell or dispose of an asset significantly before the end of its previously estimated useful life.  In reviewing for impairment, we group our long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  In that regard, we group our assets into two categories; corporate-related and store-related.  Corporate-related assets consist of those associated with our corporate offices, distribution centers and our information technology systems.  Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment and lease related assets associated with individual stores.

For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  For each of these stores, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At May 2, 2009, the average net book value per store was $0.2 million.

Income Taxes—We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  In determining the need for a valuation allowance we consider projected future taxable income and the availability of tax planning strategies.  If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.

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

Newly Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  As amended, SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years, for all financial assets and liabilities.  For all non-financial assets and liabilities, SFAS 157 will be effective for years beginning after November 15, 2008.  For our financial assets and liabilities we adopted SFAS 157 on February 3, 2008, the first day of fiscal year 2008, and for its non-financial assets and liabilities, we adopted SFAS 157 on February 1, 2009, the first day of fiscal 2009.  Neither adoption had any material effect on our consolidated balance sheets and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141.  SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business or a gain from a bargain purchase and determines what information to disclose to enable the users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied.  SFAS 141R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.   Upon adoption SFAS 141R did not have an impact on our consolidated financial statements, however, it could have a future impact if we were to make an acquisition.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our selling, general and administrative expenses decreased approximately 200 basis points to 27.8% of net sales during the First Quarter 2009 from 29.8% during the First Quarter 2008.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	58.6	57.2
Gross profit	41.4	42.8
Selling, general and administrative expenses	27.8	29.8
Asset impairment charge	0.3	—
Depreciation and amortization	4.4	4.4
Operating income	9.0	8.5
Interest income (expense), net	(0.8)	(0.1)
Income from continuing operations before income taxes	8.1	8.4
Provision for income taxes	2.2	3.5
Income from continuing operations	5.9	4.9
Income (loss) from discontinued operations, net of taxes	(0.1)	—
Net income	5.9%	4.9%
Number of stores, end of period	922	906

Table may not add due to rounding.

The First Quarter 2009 Compared to the First Quarter 2008

Net sales increased by $1.7 million to $401.9 million during the First Quarter 2009 from $400.2 million during the First Quarter 2008.  Our First Quarter 2009 sales increase resulted from a consolidated comparable retail sales increase of 1.0%, which accounted for $3.5 million of our sales increase, a $7.3 million increase in sales from new stores as well as other stores that did not qualify as comparable stores, mostly offset by the impact of foreign exchange rates which resulted in an $9.1 million decrease in net sales.  The 1% increase in our consolidated comparable retail sales is attributable to a 1% increase in average dollar size per transaction while the number of transactions remained flat.  During the First Quarter 2009, we opened six new stores and closed one store.

The Children’s Place U.S. net sales increased $8.8 million, or 2.5%, to $363.1 million in the First Quarter 2009 compared to $354.3 million in the First Quarter 2008.  This increase resulted primarily from an increase in our e-commerce sales of $8.4 million, or 42%, in the First Quarter 2009 compared to the First Quarter 2008.  As a percentage of net sales, e-commerce sales increased from 5% in the First Quarter 2008 to 7% in the First Quarter 2009.  Comparable store sales decreased 1% due to a 1% decline in the number of transactions, while the average dollar size per transaction remained flat.  The decrease in transactions is primarily the result of decreased mall traffic, with our mall stores experiencing a 3% decline in comparable store sales.  Non-mall stores experienced a 2% increase in comparable store sales.  On a regional basis, the Metro NY, New Jersey, Midwest, Rockies and West regions each experienced a low to mid single digit decline in comparable store sales, while the Northeast, Southeast and Southwest regions each experienced a low single digit increase.  On a departmental basis, Newborn and Boys experienced a decline in comparable store sales of 11% and 3%, respectively, while Girls and Accessories experienced an increase of 1% and 3%, respectively.

The Children’s Place Canada net sales decreased $7.1 million, or 15.5%, to $38.8 million in the First Quarter 2009 compared to $45.9 million in the First Quarter 2008. Comparable store sales at The Children’s Place Canada decreased 3% in the First Quarter 2009 compared to the First Quarter 2008.  The 3% decline is primarily attributable to a 4% decline in the average retail price per unit partially offset by a 1% increase in the number of transactions.  The decrease in the average retail price per unit is primarily the result of increased markdowns.  On a departmental basis, Newborn, Boys and Girls experienced a decline in comparable store sales of 9%, 5% and 2%, respectively, while Accessories experienced an increase of 4%.  As noted above, the impact of foreign exchange rates had the effect of decreasing our Canadian sales in U.S. dollars by $9.1 million.

Gross profit on a consolidated basis decreased by $4.6 million to $166.5 million during the First Quarter 2009 from $171.1 million during the First Quarter 2008.  Gross margin decreased approximately 140 basis points to 41.4% during the First Quarter 2009 from 42.8% during the First Quarter 2008.  The decrease in gross margin resulted from a lower initial markup of approximately 110 basis points, the de-leveraging of occupancy and distribution costs of approximately 80 basis points, partially offset by lower buying, production and design costs of approximately 50 basis points. Gross margin at The Children’s Place U.S. decreased approximately 50 basis points from 41.6% in the First Quarter 2008 to 41.1% in the First Quarter 2009.  This decrease resulted primarily from a lower initial mark-up.  Gross margin at The Children’s Place Canada decreased approximately 720 basis points from 51.8% in the First Quarter 2008 to 44.6% in the First Quarter 2009.  This decrease resulted primarily from a lower initial mark-up, which was unfavorably affected by the impact of foreign exchange rates.

Selling, general and administrative expenses decreased $7.5 million to $111.9 million during the First Quarter 2009 from $119.4 million during the First Quarter 2008.  As a percentage of net sales, selling, general and administrative expenses decreased approximately 200 basis points to 27.8% of net sales during the First Quarter 2009 from 29.8% of net sales during the First Quarter 2008.  Our decrease in selling, general and administrative expenses in the First Quarter 2009 resulted primarily from the following:

•                  store expenses decreased approximately $4.0 million, or 100 basis points, resulting primarily from cost containment initiatives, most notably in store supplies and repairs and maintenance;

•                  other administrative expenses that were reduced as a result of cost containment initiatives include travel expenses, which decreased approximately $0.9 million, or 20 basis points, and professional fees, which decreased approximately $1.6 million, or 40 basis points;

•                  marketing expenses decreased approximately $2.0 million, or 60 basis points, resulting from a more focused and productive marketing strategy;

•                  bonus expense decreased approximately $1.3 million, or 30 basis points, resulting from certain retention bonuses paid in the First Quarter 2008; and

•                  administrative payroll decreased approximately $1.1 million, or 30 basis points, due to lower headcount in the First Quarter 2009.

These decreases were partially offset by the following:

•                  equity compensation expense increased approximately $1.8 million, or 50 basis points, resulting from an increase in the number of performance awards expected to vest under the long term incentive plan;

•                  store opening costs increased approximately $0.7 million, or 20 basis points, reflecting more new store openings in the First Quarter 2009 compared to the First Quarter 2008; and

•                  credit card fees and write-offs increased approximately $0.4 million, or 10 basis points, resulting primarily from the economic downturn and its impact on consumer credit.

Asset impairment charges of $1.1 million were recorded in the First Quarter 2009 related to two underperforming stores.  There were no asset impairment charges recorded in the First Quarter 2008.

Depreciation and amortization was $17.5 million during the First Quarter 2009 compared to $17.7 million during the First Quarter 2008.  As a percentage of net sales, depreciation and amortization was 4.4% in both periods.

Interest expense, net increased $2.8 million to $3.3 million, or 0.8% of net sales, during the First Quarter 2009, compared to $0.5 million, or 0.1% of net sales, during the First Quarter 2008.  The First Quarter 2009 includes approximately $2.2 million of interest associated with a term loan that began in July of 2008, and $0.9 million of accelerated deferred financing costs associated with an early payment on the term loan.  The First Quarter 2008 includes $0.9 million of interest expense associated with borrowings on our then existing credit facility.  Interest income decreased in the First Quarter of 2009 by approximately $0.4 million compared to First Quarter 2008 due to lower interest rates.

Provision for income taxes from continuing operations was $9.0 million and $14.1 million during the First Quarter 2009 and the

First Quarter 2008, respectively, and our effective tax rate was 27.5% and 42.1% during the First Quarter 2009 and the First Quarter 2008, respectively.  The decrease in our provision for income taxes and the related effective tax rate is primarily the result of a $4.5 million tax benefit in the First Quarter 2009, which was realized upon the settlement of an IRS income tax audit.

Income (loss) from discontinued operations, net of income taxes, was $(0.2) million in the First Quarter 2009 compared to $0.1 million in the First Quarter 2008.  The loss in the First Quarter 2009 is the result of payments of professional fees related to the wind down of the Hoop entities.  The First Quarter 2008, on a pretax basis, includes approximately $8.5 million of operating losses, $13.5 million in professional, restructuring and severance expenses associated with the Hoop bankruptcy filings and a gain on the disposal of the Disney Store business of $23.1 million.

Net income in the First Quarter 2009 and the First Quarter 2008 was $23.5 million and $19.5 million, respectively, due to the factors discussed above.

 LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

Our working capital needs follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and holiday selling seasons.  Our primary uses of cash are the financing of new store openings, providing working capital, principally used for inventory purchases, and the servicing of our term loan.

As of May 2, 2009, we had no borrowings under our credit facility and had $38 million in remaining borrowings under a five year $85 million term loan, which we entered into at the end of the second quarter of fiscal 2008.  Our credit facility provides for borrowings up to the lesser of $200 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facilities” below).  At May 2, 2009, our borrowing base was $150.1 million.  We expect to be able to meet our capital requirements principally by using our cash flows from operations and seasonal borrowings under our credit facility.  During the First Quarter 2009, we paid $47 million of principal balance on the term loan based on our cash flow for fiscal 2008 and as prescribed by the Note Purchase Agreement (as described under “Term Loan” below).  $31.3 million of the total payment was mandatory, while the remaining $15.7 million was made at our option.

Credit Facilities

On July 31, 2008, we and certain of our domestic subsidiaries entered into a five-year credit agreement (the “2008 Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender.  The 2008 Credit Agreement replaced a $130 million credit agreement and a $60 million letter of credit agreement which, except under certain limited circumstances, were each set to expire on November 1, 2010 (the “Prior Credit Agreements”).

The 2008 Credit Agreement consists of a $200 million asset based revolving credit facility, with a $175 million sublimit for standby and documentary letters of credit.  Amounts outstanding under the 2008 Credit Agreement bear interest, at our option, at:

(i)                                    the prime rate; or

(ii)                                 LIBOR for an interest period of one, two, three or six months, as selected by us, plus a margin of 1.50% to 2.00% based on the amount of our average excess availability under the facility.

In addition, an unused line fee of 0.25% will accrue on the unused portion of the commitments under the facility.  Letter of credit fees range from 0.75% to 1.25% for commercial letters of credit and range from 1.50% to 2.00% for standby letters of credit.  Letter of credit fees are determined based on the daily average undrawn stated amount of such outstanding letters of credit.  The 2008 Credit Agreement expires on July 31, 2013.  The amount available for loans and letters of credit under the 2008 Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.

The outstanding obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, certain defaults under other  material indebtedness and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  Should the 2008 Credit Agreement be terminated prior to August 1, 2010 for any reason, whether voluntarily by us or by reason of acceleration by the Lenders upon the occurrence of an event of default, we would be required to pay for an early termination fee in the amount of (i) 0.50% of the revolving credit facility ceiling then in effect if such termination occurs on or prior to July 31, 2009 and (ii) 0.25% of the revolving credit facility ceiling then in effect if such termination occurs after July 31, 2009, but on or prior to July 31, 2010.  No early termination fee would be due and payable for termination after July 31, 2010.

The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures, stock buybacks and the payment of dividends and similar payments.  Credit extended under the 2008 Credit Agreement is secured by a first or second priority security interest in substantially all of our assets and substantially all of the assets of our domestic subsidiaries.

We capitalized approximately $1.6 million in deferred financing costs related to the 2008 Credit Agreement, which is being amortized on a straight-line basis over the term of the 2008 Credit Agreement.

On May 4, 2009, the 2008 Credit Agreement was amended, which included the following changed rates; the LIBOR margin spread is 2.00% to 2.50%, the commercial letter of credit fees range is 1.25% to 1.75%, and the standby letter of credit fees range is 2.00% to 2.50%.

Term Loan

On July 31, 2008, concurrently with the execution of the 2008 Credit Agreement, we and certain of our domestic subsidiaries and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A. (collectively, the “Note Purchasers”), together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent, entered into a note purchase agreement (“Note Purchase Agreement”).

Under the Note Purchase Agreement, we issued $85 million of non-amortizing secured notes (the “Notes”) which are due and payable on July 31, 2013.  Amounts outstanding under the Note Purchase Agreement bear interest at the greater of (i) LIBOR, for an interest period of one, two, three or six months, as selected by us, and (ii) 3.00%, plus in each case a margin of between 8.50% and 9.75% depending on our leverage ratio.  As of May 2, 2009, the interest rate applicable to the outstanding principal amount of the Notes was 11.50%.

The outstanding obligations under the Note Purchase Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, certain defaults under  other material indebtedness, the institution of insolvency proceedings and a material adverse effect, subject, in the case of certain defaults, to a failure to cure such defaults prior to the expiration of applicable grace periods.  We also are required to make mandatory prepayments if a change of control occurs, if we receive cash in excess of certain defined thresholds for the sale of assets or as a result of other defined events, if we issue equity or other debt securities, or if annual cash flows are in excess of defined thresholds for any fiscal year.  In addition, the outstanding obligations under the Note Purchase Agreement may be prepaid at any time at our discretion (subject to certain restrictions set forth in the 2008 Credit Agreement).  In the event of any prepayment prior to July 31, 2010 (including by reason of acceleration, but excluding a prepayment relating to excess cash flows and certain extraordinary receipts), we would be required to pay  a prepayment premium in the amount of (i)  2.00% of the aggregate principal amount of the Notes prepaid if such prepayment occurs on or prior to July 30, 2009 and (ii) 1.50% of the aggregate principal amount of the Notes prepaid if such prepayment occurs after July 30, 2009, but on or prior to July 30, 2010.  No prepayment premium would be due and payable in respect of prepayments made on or after July 31, 2010.

The Note Purchase Agreement contains covenants, which include limitations on annual capital expenditures, required levels of EBITDA, a maximum leverage ratio, a minimum fixed charge coverage ratio and limitations on stock buybacks and on the payment of dividends or similar payments.  Our obligations under the Note Purchase Agreement are secured by a first or second priority security interest in substantially all of our domestic assets.

A majority of the proceeds from the Note Purchase Agreement were used to repay in full our outstanding obligations under the Prior Credit Agreements and the remaining proceeds were used for working capital needs.

We capitalized approximately $2.2 million in deferred financing costs related to the Note Purchase Agreement, which is being amortized on a straight-line basis over the term of the Note Purchase Agreement, except that in the event of prepayments, the portion of the deferred financing costs related to the prepayment is accelerated.  In conjunction with the $47 million prepayment made on April 13, 2009, we accelerated $0.9 million of deferred financing costs.

Based on our cash flow for fiscal 2008, we were required to make a mandatory prepayment of $31.3 million and had the option to make an additional prepayment, free of prepayment premium, of up to $15.7 million.  On April 13, 2009, after electing to make the full optional prepayment, we paid a total of $47 million.

Based on our current estimate of our fiscal 2009 cash flow, a mandatory prepayment of approximately $15 million will be required in fiscal 2010.  Accordingly, $15 million of the term loan is classified as current in the accompanying consolidated balance sheet at May 2, 2009.

Cash Flows/Capital Expenditures

Cash flows provided by operating activities were $55.3 million and $143.1 million in the First Quarter 2009 and the First Quarter 2008, respectively.

Cash provided by operating activities of continuing operations were $55.5 million and $108.2 million in the First Quarter 2009 and First Quarter 2008, respectively.  The net decrease in cash provided by operating activities of continuing operations resulted primarily from:

•                  the timing of payments on accounts payables, primarily in-transit inventory, resulted in a $16.5 million cash outflow in the First Quarter 2009 compared to a $32.5 million cash inflow from accounts payable in the First Quarter 2008 due primarily to a $31.0 million timing difference on check payments;

•                  the timing of payments on accrued expenses, primarily payroll accruals and sales tax payments, resulted in a $3.7 million cash outflow in the First Quarter 2009 compared to a $13.2 million cash inflow in the First Quarter 2008; and

•                  net taxes paid of $3.4 million during the First Quarter 2009 compared to $13.1 million of a net tax refund during the First Quarter 2008.

The above decreases were partially offset by:

•                  a $30.0 million decrease in inventory in the First Quarter 2009 compared to a $17.0 million decrease in the First Quarter 2008 resulting primarily from a decline in in-transit inventory during the First Quarter 2009 compared to an increase during the First Quarter 2008;

•                  the elimination of funding the subsidiaries in discontinued operations resulted in increased cash flow of $15.2 million; and

•                  a $4.3 million increase in income from continuing operations.

Cash used by operating activities of discontinued operations was $0.2 million in the First Quarter 2009 compared to cash provided by operating activities of discontinued operations of $34.9 million in the First Quarter 2008.  The First Quarter 2009 includes remaining expenses related to the wind down of the Hoop Entities while the First Quarter 2008 reflects the operations of the Disney Store business through April 30, 2008 and the effects of its disposal, including the depletion of inventory, the elimination of prepayments and reduced payments of liabilities.

Cash flows used in investing activities were $12.1 million in the First Quarter 2009 as compared to $44.5 million during the First Quarter 2008.

Cash flows used in investing activities of continuing operations were $12.1 million and $9.1 million in the First Quarter 2009 and First Quarter 2008, respectively.  Cash flows used in investing activities of continuing operations for both periods reflect the purchase of property and equipment primarily for new stores, our distribution centers and our information technology infrastructure.  In First Quarter 2009, we opened six stores compared to three new store openings in the First Quarter 2008.

There were no cash flows related to investing activities of discontinued operations in the First Quarter 2009.  Cash flows used in investing activities of discontinued operations totaled $35.4 million in the First Quarter 2008, which reflected the restriction of all cash to settle liabilities in bankruptcy and payments of capital expenditures, partially offset by the proceeds from the sale of the Disney Store business.

Cash flows used in financing activities were $46.6 million in the First Quarter 2009 compared to $60.9 million in the First Quarter 2008.

In the First Quarter 2009, cash flows used in financing activities of continuing operations totaled $46.6 million and reflected a repayment of $47.0 million on our term loan, the repurchase of our common stock of $0.1 million to satisfy tax withholding obligations in connection with the vesting of restricted stock, partially offset by $0.6 million of proceeds received from the exercise of stock options.  In the First Quarter 2008, cash flows used in financing activities of continuing operations totaled $49.0 million and reflected net repayments of $41.6 million on our credit facility, an $8.3 million cash contribution to our subsidiary in bankruptcy, partially offset by $0.9 million of proceeds received from the exercise of stock options.

There were no cash flows related to financing activities of discontinued operations in the First Quarter 2009.  Cash flows used in financing activities of discontinued operations for the First Quarter 2008 totaled $11.9 million and reflected a $19.4 million net repayment of secured debt and $0.7 million of deferred financing fees, partially offset by an $8.3 million capital contribution from the parent company.

We anticipate that total capital expenditures for continuing operations will be in the range of approximately $75 to $85 million in fiscal 2009.  Approximately $40 million of our planned capital expenditures will provide for the opening of approximately 35 new stores and 20 store remodelings.  Related to these projects, we anticipate receiving approximately $7.0 million in lease incentives.  We also anticipate spending approximately $15 to $20 million on the build out of a new office facility.  We expect the remainder of our 2009 capital expenditure budget will be utilized for information technology and other initiatives.

Our ability to continue to meet our capital requirements in fiscal 2009 depends on our ability to generate cash flows from operations and our available borrowings under our credit facilities.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During the First Quarter 2009, primarily through cash flow from operations, we were able to fund our capital expenditures and pay down $47 million of our outstanding term loan.  During the second quarter of our fiscal years, we usually use cash to fund operating losses and working capital requirement as our revenues are lowest and we are building inventory to support the back-to-school season.  We believe that cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months.

Historically, we have funded our capital expenditures primarily from operations, with occasional seasonal advances on our debt facilities.  In Fiscal 2008, our cash generated from operations along with $85 million received on the Note Purchase Agreement provided sufficient funds for our capital requirements.  In Fiscal 2007, we completed building a new distribution center and incurred significant construction costs on new corporate offices.  This increase in capital expenditures coupled with a decrease in operating profit during Fiscal 2007, required us to fund our capital expenditures, in part, through advances on our credit facility and the sale of investments.  Our ability to meet our capital requirements for the remainder of fiscal 2009 will depend on our continued ability to achieve our financial plans and generate sufficient cash flows from operations.  With a cash balance of $224.3 million at May 2, 2009, and approximately $98 million of availability on our credit facility, we do not expect the current economy to impact our ability to fund our capital requirements in Fiscal 2009.

Off-Balance Sheet Arrangements

None.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our financial position and results of operations are routinely subject to market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities, income and expenses.  We utilize cash from operations and short-term borrowings to fund our working capital and investment needs.

Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments are normally invested in short-term financial instruments that will be used in operations within a year of the balance sheet date.  Because of the short-term nature of these investments, changes in interest rates would not materially affect the fair value of these financial instruments.

Interest Rates

We have $38.0 million outstanding on our term loan that bears interest at LIBOR, with a floor of 3.00% plus a margin between 8.50% and 9.75% based on our leverage ratio.  Our credit facility bears interest at either the prime rate or a floating rate equal to LIBOR plus a calculated spread based on our average excess availability.  As of May 2, 2009, we had no borrowings under the credit facility.  During the First Quarter 2009, our weighted average borrowings under all debt agreements were $74.7 million and the weighted average interest rate was 11.5%.  For the First Quarter 2009, a 120 basis point change in the respective interest rates would either increase or decrease our interest expense by $0.9 million.

Foreign Assets and Liabilities

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian subsidiaries are considered long-term; however, we are not deemed to be permanently reinvested in our Hong Kong subsidiary.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of May 2, 2009, net assets in Canada and Hong Kong were $77.1 million and $49.8 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $7.7 million and $5.0 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

As of May 2, 2009, we had approximately $90.6 million of our cash and investment balances held in foreign countries, of which approximately $44.9 million was in Canada, approximately $43.7 million was in Hong Kong and approximately $2.0 million was in China.

Foreign Operations

Approximately 12% of our consolidated net sales and 12% of our total costs and expenses are transacted in foreign currencies.  As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, the First Quarter 2009 net sales and total costs and expenses could have decreased or increased by approximately $3.9 million and $3.7 million, respectively.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses. At May 2, 2009, we had foreign currency denominated receivables and payables of $3.7 million and $1.9 million, respectively.  We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at May 2, 2009.

While we do not have substantial financial assets in China, we import a large percentage of our merchandise from that country.  Consequently, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our Interim Chief Executive Officer and our Executive Vice President—Finance and Administration, who is also our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 2, 2009.  Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of May 2, 2009 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officers and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Disclosure controls and procedures are designed only to provide “reasonable assurance” that the controls and procedures will meet their objectives.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  In reviewing those disclosures, our management, including our principal executive officers (our Interim Chief Executive Officer and our Executive Vice President—Finance and Administration, who is also our principal financial officer), have concluded that our disclosure controls and procedures are effective at this “reasonable assurance” level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.                       LEGAL PROCEEDINGS.

On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals.  The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act (“FACTA”) and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief.  The plaintiff filed an amended complaint on January 25, 2008.  Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.  On March 2, 2009, the Court granted the plaintiff’s motion to dismiss the Company as a defendant and to replace the Company with its subsidiary, The Children’s Place Services Company, LLC.  The outcome of this litigation is uncertain; while we believe there are valid defenses to the claims, we cannot conclude as to the amount of loss or range of loss that might be incurred as a result of this matter.  However, we do not believe that such losses if incurred could have a material effect on our financial position, results of operations and cash flows.

As part of our product safety compliance procedures, we continue to engage the staff of the Consumer Product Safety Commission on questions related to implementation of, and compliance with, requirements of the Consumer Product Safety Improvement Act (the “CPSIA”).  We are not able to estimate what costs will be incurred in response to regulations or guidance implementing new CPSIA requirements, or as new laws are enacted.

We are also involved in various legal proceedings arising in the normal course of business.  In the opinion of management, any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial condition.

Except as described above, during the quarter ended May 2, 2009, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 1A.              RISK FACTORS.

During the quarter ended May 2, 2009, there have been no changes to our risk factors as disclosed in our 10-K filed for the year ended January 31, 2009.

Item 6.                       Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

10.1

Second Amendment to Credit Agreement, dated as of May 4, 2009, by and among The Children’s Place Retail Stores, Inc. and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia), LLC, The Children’s Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders.

31.1	Certification of a Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of a Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE
RETAIL STORES, INC.

Date: June 4, 2009	By:	/S/ CHARLES CROVITZ
CHARLES CROVITZ
Interim Chief Executive Officer
(A Principal Executive Officer)

Date: June 4, 2009	By:	/S/ SUSAN RILEY
SUSAN RILEY
Executive Vice President, Finance and Administration
(A Principal Executive Officer and
Principal Financial Officer)