Form 10-Q
period 2009-08-01
CHILDRENS PLACE RETAIL STORES INC
filed 2009-09-04
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of an “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Don’t check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of August 31, 2009 was 27,355,204 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 1, 2009

PART I.     FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares issued, authorized and outstanding)

	(unaudited)		(unaudited)
	August 1,	January 31,	August 2,
	2009	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$152,198	$226,206	$146,704
Accounts receivable	21,792	19,639	26,150
Inventories	262,986	211,227	219,100
Prepaid expenses and other current assets	52,236	42,674	78,167
Deferred income taxes	47,907	19,844	22,149
Restricted assets in bankruptcy estate of subsidiary	—	—	85,265
Total current assets	537,119	519,590	577,535
Long-term assets:
Property and equipment, net	310,795	318,116	333,783
Deferred income taxes	69,753	96,104	91,163
Other assets	5,207	5,947	6,705
Total assets	$922,874	$939,757	$1,009,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving Loan	$—	$—	$—
Short term portion of term loan	38,000	30,000	30,000
Accounts payable	89,249	73,333	80,287
Income taxes payable	3,869	3,166	5,526
Accrued expenses and other current liabilities	89,219	100,496	93,619
Liabilities in bankruptcy estate of subsidiary	—	—	108,409
Total current liabilities	220,337	206,995	317,841
Long-term liabilities:
Deferred rent liabilities	104,043	105,565	105,016
Other tax liabilities	9,100	17,150	24,119
Long term portion of term loan	—	55,000	55,000
Other long-term liabilities	6,161	7,168	10,984
Total liabilities	339,641	391,878	512,960
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at August 1, 2009, January 31, 2009, and August 2, 2008	—	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 29,668,337, 29,465,065 and 29,337,505 issued and outstanding at August 1, 2009, January 31, 2009, and August 2, 2008, respectively	2,967	2,947	2,933
Additional paid-in capital	214,358	205,858	202,484
Accumulated other comprehensive income (loss)	7,283	(3,090)	11,486
Retained earnings	358,625	342,164	279,323
Total stockholders’ equity	583,233	547,879	496,226
Total liabilities and stockholders’ equity	$922,874	$939,757	$1,009,186

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	$315,676	$338,029	$717,577	$738,241
Cost of sales	210,377	209,480	445,751	438,600

Gross profit	105,299	128,549	271,826	299,641

Selling, general and administrative expenses	106,093	105,793	217,986	225,203
Asset impairment charge	315	127	1,414	127
Depreciation and amortization	17,564	17,709	35,088	35,361

Operating income (loss)	(18,673)	4,920	17,338	38,950
Interest (expense), net	(1,462)	(398)	(4,730)	(891)

Income (loss) from continuing operations before income taxes	(20,135)	4,522	12,608	38,059
Provision (benefit) for income taxes	(12,906)	1,786	(3,904)	15,903

Income (loss) from continuing operations	(7,229)	2,736	16,512	22,156
Income (loss) from discontinued operations, net of income taxes	178	(2,725)	(51)	(2,627)
Net income (loss)	$(7,051)	$11	$16,461	$19,529

Basic earnings (loss) per share amounts (1)
Income (loss) from continuing operations	$(0.24)	$0.09	$0.56	$0.76
Income (loss) from discontinued operations, net of income taxes	0.01	(0.09)	(0.00)	(0.09)
Net income (loss)	$(0.24)	$0.00	$0.56	$0.67
Basic weighted average common shares outstanding	29,552	29,255	29,514	29,177

Diluted earnings (loss) per share amounts (1)
Income (loss) from continuing operations	$(0.24)	$0.09	$0.56	$0.75
Income (loss) from discontinued operations, net of income taxes	0.01	(0.09)	(0.00)	(0.09)
Net income (loss)	$(0.24)	$0.00	$0.55	$0.66
Diluted weighted average common shares outstanding	29,552	29,599	29,746	29,395

(1) Table may not add due to rounding

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,461	$19,529
Less (loss) from discontinued operations	(51)	(2,627)
Income from continuing operations	16,512	22,156
Reconciliation of net income to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	35,088	35,361
Other amortization	2,140	232
(Gain) loss on disposal of property and equipment	493	(1,695)
Asset impairments	1,414	127
Stock-based compensation	4,539	2,780
Deferred taxes	(5,879)	37,186
Deferred rent expense and lease incentives	(8,361)	(7,849)
Changes in operating assets and liabilities:
Accounts receivable	(1,901)	6,316
Inventories	(48,594)	(23,242)
Prepaid expenses and other assets	(3,851)	(1,097)
Accounts payable	14,977	51,349
Accrued expenses and other current liabilities	(12,306)	803
Intercompany (discontinued operations)	—	(17,995)
Income taxes payable, net of prepayments	(2,396)	(19,370)
Deferred rent and other liabilities	1,255	2,832
Total adjustments	(23,382)	65,738
Net cash provided by (used in) operating activities of continuing operations	(6,870)	87,894
Net cash provided by (used in) operating activities of discontinued operations	(51)	23,228
Net cash provided by (used in) operating activities	(6,921)	111,122
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(27,085)	(18,530)
Cash received for sale of store assets and leases	—	2,300
Net cash (used in) investing activities of continuing operations	(27,085)	(16,230)
Net cash (used in) investing activities of discontinued operations	—	(23,743)
Net cash (used in) investing activities	(27,085)	(39,973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	86,300	649,174
Repayments under revolving credit facilities	(86,300)	(718,735)
Borrowings (payments) on term loan	(47,000)	85,000
Purchase of common stock	(254)	—
Exercise of stock options	1,840	3,695
Capital contribution to subsidiary in discontinued operations	—	(8,250)
Deferred financing costs	—	(3,839)
Net cash provided by (used in) financing activities of continuing operations	(45,414)	7,045
Net cash (used in) financing activities of discontinued operations	—	(11,878)
Net cash (used in) financing activities	(45,414)	(4,833)
Effect of exchange rate changes on cash of continuing operations	5,412	(987)
Effect of exchange rate changes on cash of discontinued operations	—	(251)
Effect of exchange rate changes on cash	5,412	(1,238)
Net increase (decrease) in cash and cash equivalents	(74,008)	65,078
Cash and cash equivalents, beginning of period	226,206	81,626
Cash and cash equivalents, end of period	$152,198	$146,704

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008
OTHER CASH FLOW INFORMATION:
Net cash paid (refunded) for income taxes	$7,446	$(4,012)
Cash paid for interest	3,633	1,591
(Decrease) in accrued purchases of property and equipment, lease acquisition and software costs	(600)	(10,757)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly The Children’s Place Retail Stores, Inc.’s (the “Company”) consolidated financial position as of August 1, 2009, January 31, 2009 and August 2, 2008, the results of its consolidated operations for the thirteen weeks and twenty-six weeks ended August 1, 2009 and August 2, 2008, and its consolidated cash flows for the twenty-six weeks ended August 1, 2009 and August 2, 2008. Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 are not necessarily indicative of operating results for a full fiscal year. The accompanying unaudited condensed consolidated financial statements have the Disney Store business classified as discontinued operations in accordance with U.S. GAAP, reflecting the Company’s exit of the Disney Store business in the first quarter of fiscal 2008 (see Note 2-Discontinued Operations).  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Recently Adopted Accounting Pronouncements

On February 1, 2009, the first day of fiscal 2009, the Company adopted FSP 157-2 “Effective Date of FASB Statement No. 157,” which delayed the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS 157”) for all non-financial assets and non-financial liabilities until the beginning of the first quarter of fiscal 2009.  This adoption did not have any impact on the Company’s condensed consolidated financial statements.

In the second quarter of fiscal 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This statement establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In accordance with SFAS 165, the Company evaluates subsequent events through the date its financial statements are issued.  For the quarter ended August 1, 2009, subsequent events have been evaluated through September 3, 2009.  The adoption of SFAS 165 did not have any impact on the Company’s condensed consolidated financial statements.

In the second quarter of fiscal 2009, the Company adopted FSP 157-4 “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed and is applicable to all assets and liabilities (i.e. financial and non-financial) and requires enhanced disclosures.  The adoption of FSP 157-4 did not have any impact on the Company’s condensed consolidated financial statements.

In the second quarter of fiscal 2009, the Company adopted FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  The adoption of the provisions of FSP 107-1 and APB 28-1 did not have any impact on the Company’s condensed consolidated financial statements, but did require additional disclosures, which are provided below- Fair Value Measurement and Financial Instruments.

Fair Value Measurement and Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of the hierarchy are defined as follows:

•      Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities

•      Level 2 - inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

•      Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities

The Company’s cash and cash equivalents, accounts receivable, accounts payable, credit facilities and certain other short-term financial instruments are all short-term in nature.  As such, their carrying amounts approximate fair value.  The Company’s term loan had a carrying value of $38.0 million as of August 1, 2009, which approximated fair value, based on its payment in full on August 3, 2009.

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

After receiving the approval of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, on April 30, 2008, Hoop transferred the Disney Store business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of the Walt Disney Company (“Disney”) in an asset sale, pursuant to an asset purchase agreement dated as of April 3, 2008 among the Hoop Entities and Disney (the “Sale Agreement”) and section 363 of the Bankruptcy Code (and a similar provision under the CCAA). Upon closing, affiliates of Disney paid approximately $61.6 million, including certain post-closing adjustments, for the acquired assets of the Disney Store business.  The proceeds received from the asset sale are included in the assets of the Hoop Entities’ for distribution to their creditors pursuant to the plan of reorganization that was approved by the U.S. Bankruptcy Court on December 15, 2008 (the “Plan”).  A similar plan was approved by the Canadian Bankruptcy Court.

According to the terms of the asset sale, Hoop transferred 217 Disney Stores to affiliates of Disney and granted such affiliates the right to operate and wind-down the affairs of the remaining stores.  The lease obligations associated with the stores that were not sold were rejected and resulting damage claims were administered pursuant to the Plan.

In April 2008, the Company entered into a settlement and release of claims agreement with Hoop and the official committee of unsecured creditors in the Cases (the “Settlement Agreement”), which was approved by the U.S. Bankruptcy Court on April 29, 2008.  Under the Settlement Agreement, the Company agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against the Hoop Entities.  Such claims included intercompany charges for shared services of approximately $24.9 million, a capital contribution made on March 18, 2008 of approximately $8.3 million, payment of severance and other employee costs for the Company’s employees servicing Hoop of approximately $7.7 million, and $6.8 million of professional fees and other costs the Company has incurred during the Cases, as well as claims that might be asserted against the Company in the Cases.  As of August 1, 2009, the Company has paid approximately $45.5 million related to the Settlement Agreement, and has remaining accruals of $2.1 million, primarily for legal claims and related costs, and severance.

On December 15, 2008, the U.S. Bankruptcy Court approved the Plan, pursuant to which the Hoop Entities that were U.S. debtors were dissolved and all assets and liabilities, including their investment in Hoop Canada, Inc., were transferred to a trust (the “Trust”), which is overseen by a trustee appointed by the U.S. Bankruptcy Court under the Plan and a trust oversight committee.

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

For the twenty-six weeks ended August 1, 2009, loss from discontinued operations, net of taxes, is comprised primarily of professional fees associated with the wind-down of the Hoop Entities.  For the twenty-six weeks ended August 2, 2008, loss from discontinued operations, net of income taxes is comprised of the following items:

•                  $10.6 million, pretax, of losses from the operation of the Disney Store business, including $129.2 million of net sales;

•                  $16.0 million, pretax, of professional, restructuring and severance expenses associated with the Hoop bankruptcy filings;

•                  a pretax gain on the disposal of the Disney Store business of approximately $23.1 million;

•                  pretax interest expense of $0.8 million; and

•                  the net tax benefit on the above items was approximately $1.6 million.

3.                                      STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended August 1, 2009
	Cost of Sales	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$94	$—	$94
Deferred stock expense	296	817	—	1,113
Restricted stock expense	—	253	—	253
Performance award expense	—	206	—	206
Total stock-based compensation expense	$296	$1,370	$—	$1,666

	Twenty-six Weeks Ended August 1, 2009
	Cost of Sales	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$146	$—	$146
Deferred stock expense	592	2,404	—	2,996
Restricted stock expense	—	432	—	432
Performance award expense	—	965	—	965
Total stock-based compensation expense	$592	$3,947	$—	$4,539

	Thirteen Weeks Ended August 2, 2008
	Cost of Sales	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$209	$108	$317
Deferred stock expense	115	986	—	1,101
Restricted stock expense	—	155	—	155
Performance award expense	—	290	—	290
Total stock-based compensation expense	$115	$1,640	$108	$1,863

	Twenty-six Weeks Ended August 2, 2008
	Cost of Sales	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$299	$196	$495
Deferred stock expense	247	1,507	242	1,996
Restricted stock expense	—	266	—	266
Performance award expense	—	461	—	461
Total stock-based compensation expense	$247	$2,533	$438	$3,218

The Company recognized a tax benefit related to stock-based compensation expense of $1.8 million and $1.3 million for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

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

During the twenty-six weeks ended August 1, 2009, the Company granted its annual deferred stock awards to its non-employee directors which provide for the issuance of an aggregate of 36,778 shares of common stock and an award to a then newly appointed non-employee director which provides for the issuance of 4,663 shares of common stock.  These awards fully vest on the first anniversary of the date of grant.  The Company also granted employee deferred stock awards of 2,500 shares, which vest equally over three years.

In February 2009, in conjunction with the amendment to the interim CEO’s employment agreement, the Company awarded him 55,401 shares of restricted stock, of which 41,551 shares were immediately granted and vest ratably on a monthly basis over three years.  The remaining 13,850 shares were contingent upon the Company’s election to continue his employment as interim CEO beyond August 31, 2009, in accordance with the terms of the employment agreement.  This election was made on July 31, 2009.  These shares will vest 7/36 on September 1, 2009 and the remaining balance will vest 1/36 each month thereafter.

During the twenty-six weeks ended August 2, 2008, the Company awarded to key members of management: (a) 42,645 deferred stock awards; and (b) performance awards that provide for 42,645 Target Shares (assuming they are earned at 100%).

Deferred and Restricted Stock (“Deferred Awards”)

Changes in the Company’s unvested deferred awards for the twenty-six weeks ended August 1, 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested deferred awards beginning of period	463	$32.84
Granted	99	20.63
Vested (1)	(121)	32.95
Forfeited	(19)	33.01
Unvested deferred awards, end of period	422	$29.93

(1)          The Company withheld approximately 10,196 shares from those that vested to satisfy withholding tax requirements, which were then retired.

Total unrecognized equity compensation expense related to unvested deferred awards approximated $10.0 million as of August 1, 2009, which will be recognized over a weighted average period of approximately 1.8 years.

Performance Awards

Changes in the Company’s unvested Performance Awards for the twenty-six weeks ended August 1, 2009 were as follows:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of period	141	$24.28
Granted	—
Vested	—
Forfeited	—
Unvested performance shares, end of period	141	$24.28

(1)          The number of unvested performance shares is based on the Participants earning their Target Shares at 100%. As of August 1, 2009, the Company estimates that Participants will earn 167% of their Target Shares. The cumulative expense recognized reflects changes in estimates as they occur.

Total unrecognized equity compensation expense related to unvested performance awards approximated $2.8 million as of August 1, 2009, which will be recognized over a weighted average period of approximately 1.5 years.

Stock Option Plans

The Company estimates the fair value of issued stock options using the Black-Scholes option pricing model using certain assumptions for stock price volatility, risk-free interest rates, and the expected life of the options as of each grant date.  In fiscal 2008, the Company ceased issuing stock options in favor of deferred and restricted awards, hence, no stock options were granted during the twenty-six weeks ended August 1, 2009.  During the twenty-six weeks ended August 2, 2008, 30,000 options were granted to two then newly appointed members of the Company’s Board of Directors and the following assumptions were used:

August 2,
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

Changes in the Company’s stock options for the twenty-six weeks ended August 1, 2009 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at January 31, 2009	1,187	$31.73	4.6	$499
Granted	—	—	—	—
Exercised	(93)	19.89	N/A	1,200
Forfeited	(40)	38.10	N/A	—
Options outstanding at August 1, 2009	1,054	$32.53	4.2	$5,147
Options exercisable at August 1, 2009	994	$32.98	3.9	$4,682

Changes in the Company’s unvested stock options for the thirteen weeks ended August 1, 2009 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested stock options, beginning of period	82	$10.87
Granted	—	—
Vested	(22)	10.61
Forfeited	—	—
Unvested stock options, end of period	60	$10.96

Total unrecognized equity compensation expense related to unvested stock options approximated $0.1 million as of August 1, 2009, which will be recognized over a weighted average period of approximately 1.0 years.

4.                                      NET INCOME (LOSS) PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted net income (loss) per common share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Income (loss) from continuing operations	$(7,229)	$2,736	$16,512	$22,156
Income (loss) from discontinued operations, net of taxes	178	(2,725)	(51)	(2,627)
Net income (loss)	$(7,051)	$11	$16,461	$19,529

Basic weighted average common shares	29,552	29,255	29,514	29,177
Dilutive effect of stock awards	—	344	232	218
Diluted weighted average common shares	29,552	29,599	29,746	29,395
Antidilutive stock awards	1,650	789	1,035	1,398

Antidilutive stock awards (stock options, deferred stock, restricted stock and performance awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method.

The diluted earnings (loss) per share amounts presented in the condensed consolidated statements of operation for the thirteen weeks ended August 1, 2009, excludes the dilutive effect of the Company’s stock awards, which would have been anti-dilutive as a result of the loss from continuing operations.

5.                                      COMPREHENSIVE INCOME (LOSS)

The following table presents the Company’s comprehensive income (loss) (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net income (loss)	$(7,051)	$11	$16,461	$19,529
Foreign currency translation adjustment	7,721	(631)	10,373	(2,448)
Comprehensive income (loss)	$670	$(620)	$26,834	$17,081

6.                                      PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Asset	August 1,	January 31,	August 2,
	Life	2009	2009	2008
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	25 yrs	30,451	30,451	30,450
Material handling equipment	15 yrs	31,243	31,243	31,243
Leasehold improvements	Lease life	367,636	353,636	341,040
Store fixtures and equipment	3-10 yrs	253,680	244,124	242,829
Capitalized software	5 yrs	62,225	60,403	55,856
Construction in progress	—	8,482	7,073	17,450
		757,120	730,333	722,271
Less accumulated depreciation and amortization		(446,325)	(412,217)	(388,488)
Property and equipment, net		$310,795	$318,116	$333,783

During the twenty-six weeks ended August 1, 2009, the Company recorded $1.4 million of impairment charges related to three underperforming stores.  During the twenty-six weeks ended August 2, 2008, the Company recorded $0.1 million of impairment charges related to one underperforming store.

As of August 1, 2009, January 31, 2009 and August 2, 2008, the Company had $3.5 million, $4.1 million and $6.5 million, respectively, in property and equipment for which payment had not been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

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

The 2008 Credit Agreement consists of a $200 million asset based revolving credit facility, with a $175 million sublimit for standby and documentary letters of credit. Revolving credit loans outstanding under the 2008 Credit Agreement bear interest, at the Company’s option, at:

(i)                                     the prime rate plus a margin of 0.0% to 0.5% based on the amount of the Company’s average excess availability under the facility; or

(ii)                                  LIBOR for an interest period of one, two, three or six months, as selected by the Company, plus a margin of 2.00% to 2.50% based on the amount of the Company’s average excess availability under the facility.

An unused line fee of 0.50% or 0.75%, based on total facility usage, will accrue on the unused portion of the commitments under the facility.  Letter of credit fees range from 1.25% to 1.75% for commercial letters of credit and range from 2.00% to 2.50% for standby letters of credit.  Letter of credit fees are determined based on daily average undrawn stated amount of such outstanding letters of credit. The 2008 Credit Agreement expires on July 31, 2013.  The amount available for loans and letters of credit under the 2008 Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.

The outstanding obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  Should the 2008 Credit Agreement be terminated prior to August 1, 2010 for any reason, whether voluntarily by the Company or by reason of acceleration by the Lenders upon the occurrence of an event of default, the Company would be required to pay an early termination fee in the amount of 0.25% of the revolving credit facility ceiling then in effect.  No early termination fee would be due and payable for termination after July 31, 2010.

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

On July 29, 2009, the 2008 Credit Agreement was amended to permit the Company to purchase certain of its outstanding shares and to repatriate funds from Hong Kong and Canada.  In connection with this amendment, the Company paid an amendment fee of approximately $1.0 million and increased its unused line fee from 0.25% to 0.50%-0.75% depending on total facility usage.

The Company capitalized an aggregate of approximately $2.6 million in deferred financing costs related to the 2008 Credit Agreement, which is being amortized on a straight-line basis over its term.

The table below presents the components (in millions) of the Company’s credit facilities:

	August 1, 2009	January 31, 2009	August 2, 2008

Credit facility maximum	$200.0	$200.0	$200.0
Borrowing base	199.0	155.0	163.0

Outstanding borrowings	$—	$—	$—
Letters of credit outstanding—merchandise	35.3	32.3	34.2
Letters of credit outstanding—standby	16.1	14.6	14.6
Utilization of credit facility at end of period	51.4	46.9	48.8

Availability	147.6	108.1	114.2

Average loan balance during the period (1)	—	20.5	—
Highest borrowings during the period (1)	0.3	80.6	—
Average interest rate (1)	3.3%	5.4%	5.0%
Interest rate at end of period	3.3%	3.3%	5.0%

(1)          For the twenty-six weeks ended August 2, 2008, the average loan balance, highest borrowings during the period, and average interest rate includes activity under the Prior Credit Agreement through its termination on July 31, 2008.

Letter of Credit Fees

Letter of credit fees approximated $0.2 million in each of the twenty-six week periods ended August 1, 2009 and August 2, 2008. Letter of credit fees are included in cost of sales.

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

Under the Note Purchase Agreement, the Company issued $85 million of non-amortizing secured notes (the “Notes”) which are due and payable on July 31, 2013.  Amounts outstanding under the Note Purchase Agreement bear interest at the greater of (i) LIBOR, for an interest period of one, two, three or six months, as selected by the Company, and (ii) 3.00%, plus, in each case, a margin of between 8.50% and 9.75% depending on the Company’s leverage ratio.  As of August 1, 2009, the interest rate applicable to the outstanding principal amount of the Notes was 11.5%.

A majority of the proceeds from the Note Purchase Agreement were used to repay in full the Company’s outstanding obligations under the Prior Credit Agreements, and the remaining proceeds were used for working capital needs.

The Company capitalized approximately $2.2 million in deferred financing costs related to the Note Purchase Agreement, which was being amortized on a straight-line basis over its term except that in the event of prepayments, the portion of the deferred financing costs related to prepayments is accelerated.  In conjunction with the $47 million of prepayments made on April 13, 2009 (see below), the Company expensed an additional $0.9 million of deferred financing costs.  In anticipation of the prepayment on August 3, 2009 (see below), the Company expensed the remaining $1.0 million of deferred financing costs as of August 1, 2009.

Based on the Company’s cash flow for fiscal 2008, it was required to make a mandatory prepayment of $31.3 million and had the option to make an additional prepayment, free of prepayment premium, of up to $15.7 million.  On April 13, 2009, after electing to make the full optional prepayment, the Company paid a total of $47 million.

On August 3, 2009, the Company prepaid the remaining principal amount of $38.0 million (the “Prepayment”) under the Note Purchase Agreement.  In accordance with the terms of the Note Purchase Agreement, the Company was required to pay a prepayment premium of 1.5%, or approximately $0.6 million.  In connection with the Prepayment, the Note Purchase Agreement and the Company’s obligations under the Note Purchase Agreement were terminated.  The Prepayment was approved by the Board of Directors on July 29, 2009, and accordingly, the Company recorded the $0.6 million prepayment premium in its results of operations for the quarter ended August 1, 2009.  Due to the Prepayment, the total principal amount outstanding of $38.0 million is classified as current in the accompanying condensed consolidated balance sheet at August 1, 2009.

9.                                      LEGAL AND REGULATORY MATTERS

On August 5, 2009, certain current and former members of the board of directors and senior executives of The Children’s Place Retail Stores, Inc. (the “Company”) were served with a stockholder derivative action filed in the Superior Court of New Jersey, Hudson County, Chancery Division.  The Company has been named as a nominal defendant.  The Complaint alleges, among other things, that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company and its stockholders and engaged in corporate waste in connection with the Disney Store transaction and resignation of the Company’s former Chief Executive Officer.  The complaint seeks money damages, the costs and disbursements of the lawsuit, as well as equitable relief.  While the Company believes there are valid defenses to the claims and it will defend itself vigorously, no assurance can be given as to the outcome of this litigation.  The Company does not believe that the costs and expenses of this litigation will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On September 21, 2007, a stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain of its current and former senior executives.  The complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended.  It alleges that subsequent disclosures establish the misleading nature of these earlier disclosures.  The complaint seeks monetary damages plus interest as well as costs and disbursements of the lawsuit.  On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives.  This complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended.  According to this complaint, subsequent disclosures establish the misleading nature of these earlier disclosures.  This complaint seeks, among other relief, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees.  These two actions have been consolidated and the plaintiff filed a consolidated amended class action complaint on February 28, 2008.  The Company’s motion to dismiss was denied by the court on July 18, 2008.  On June 26, 2009, the company and all other parties entered into a Stipulation of Settlement to settle the action in the amount of $12 million, which settlement was preliminarily approved by the Court on July 17, 2009.  The final settlement hearing is scheduled for October 16, 2009.  The cost of the settlement is covered by the Company’s insurance.

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores, LLC in the Superior Court of California, County of Los Angeles.  The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Ms. Fong and other individuals similarly situated.  The Company filed its answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant.  Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.  The case is currently proceeding against the other defendants and, on December 18, 2008, the Court granted the plaintiff’s motion for class certification on the misclassification claim. The Company has reached a tentative settlement in the amount of $0.6 million and the parties are negotiating the terms of the settlement agreement.  The cost of this settlement was accrued as part of the Company’s accounting for discontinued operations.

The Company is also involved in various legal proceedings arising in the normal course of business.  In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company’s financial condition.

Except as described above, during the quarter ended August 1, 2009, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and on Form 10-Q for the quarter ended May 2, 2009.

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

During the first quarter of fiscal 2009, the Company recorded a $4.5 million benefit related to a favorable settlement of an IRS income tax audit.  During the second quarter of fiscal 2009, the Company recorded a $4.8 million tax benefit related to excess foreign tax credits generated by a one time dividend from its Canada subsidiaries.  As a result, the Company’s effective tax rate from continuing operations for the thirteen weeks and twenty-six weeks ended August 1, 2009 was 64.1% and (31.0)%, respectively, compared to 39.5% and 41.8% during the thirteen weeks and twenty-six weeks ended August 2, 2008, respectively.  The higher effective tax rate in the thirteen weeks ended August 1, 2009, which results from a pre-tax loss and the excess foreign tax credits noted above, yields a higher tax benefit.  The repatriation of cash from Canada did not impact the Company’s ability to remain permanently reinvested in the earnings of the Canadian subsidiaries.

During the thirteen weeks and twenty-six weeks ended August 1, 2009, the Company recognized approximately $0.2 million and $0.3 million, respectively, of additional interest expense related to its unrecognized tax benefits. During the thirteen weeks and twenty-six weeks ended August 2, 2008, the Company recognized approximately $0.3 million and $0.6 million, respectively of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized income tax liabilities in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax audits for years through fiscal 2006.  With limited exception, the Company is no longer subject to state, local or non-U.S. income tax audits by taxing authorities for years through fiscal 2003.  The Company does not expect any material changes to unrecognized tax benefits in the next 12 months.

11.                               INTEREST (EXPENSE) INCOME, NET

The following table presents the components of the Company’s interest (expense) income, net (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Interest income	$169	$517	$503	$1,254
Tax-exempt interest income	5	11	11	21
Total interest income	174	528	514	1,275

Less:
Interest expense – term loan	1,687	82	3,858	82
Interest expense – credit facilities	82	197	139	1,113
Unused line fee	94	62	191	92
Amortization of deferred financing fees (1)	1,103	115	2,140	126
Other interest and fees (2)	(1,330)	470	(1,084)	753
Interest (expense), net	$(1,462)	$(398)	$(4,730)	$(891)

(1)          The thirteen and twenty-six weeks ended August 1, 2009 include approximately $1.0 million and $1.9 million, respectively, of accelerated deferred financing costs associated with prepayments made on the Company’s term loan.

(2)          The thirteen and twenty-six weeks ended August 1, 2009 include a credit of approximately $1.5 million of interest accrual reversals related to the favorable settlement of an IRS employment tax audit related to stock options.

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

The following tables provide segment level financial information for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 (dollars in thousands):

	Thirteen Weeks Ended August 1, 2009
	The Children’s Place U.S.	The Children’s Place Canada	Total Company
Net Sales	$275,947	$39,729	$315,676
Operating income (loss)	(22,007)	3,334	(18,673)
Operating income (loss) as a percent of net sales	-8.0%	8.4%	-5.9%

Capital expenditures	15,021	—	15,021

	Thirteen Weeks Ended August 2, 2008
	The Children’s Place U.S.	The Children’s Place Canada	Total Company
Net Sales	$293,309	$44,720	$338,029
Operating income	495	4,425	4,920
Operating income as a percent of net sales	0.2%	9.9%	1.5%

Capital expenditures	9,451	—	9,451

	Twenty-six Weeks Ended August 1, 2009
	The Children’s Place U.S.	The Children’s Place Canada	Total Company
Net Sales	$639,018	$78,559	$717,577
Operating income	8,780	8,558	17,338
Operating income as a percent of net sales	1.4%	10.9%	2.4%

Capital expenditures	25,938	1,147	27,085

	Twenty-six Weeks Ended August 2, 2008
	The Children’s Place U.S.	The Children’s Place Canada	Total Company
Net Sales	$647,578	$90,663	$738,241
Operating income	25,688	13,262	38,950
Operating income as a percent of net sales	4.0%	14.6%	5.3%

Capital expenditures	18,499	31	18,530

Total assets by segment are as follows (dollars in thousands):

	The Children’s Place U.S.	The Children’s Place Canada	Restricted assets in bankruptcy estate of subsidiary	Total Company
August 1, 2009	$836,989	$85,885	$—	$922,874
January 31, 2009	845,701	94,056	—	939,757
August 2, 2008	826,965	96,956	85,265	1,009,186

13.                               NEW ACCOUNTING PRONOUNCEMENTS

On February 1, 2009, the first day of fiscal 2009, the Company adopted FSP 157-2 “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities until the beginning of the first quarter of fiscal 2009.  This adoption did not have any impact on the Company’s condensed consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transaction occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Effective May 3, 2009, the Company adopted SFAS 165.  This adoption did not have any impact on the Company’s condensed consolidated financial statements.

In the second quarter of fiscal 2009, the Company adopted FSP 157-4 “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed and is applicable to all assets and liabilities (i.e. financial and non-financial) and requires enhanced disclosures.  The adoption of FSP 157-4 did not have any impact on the Company’s condensed consolidated financial statements.

In the second quarter of fiscal 2009, the Company adopted FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  The adoption of the provisions of FSP 107-1 and APB 28-1 did not have any impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  This standard is effective for financial statements issued for reporting periods that end after September 15, 2009 and will serve as the sole source for authoritative U.S. GAAP.  The codification will reorganize all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS 168 also replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.  The Company is evaluating the impact of the adoption of these standards on its consolidated financial statements.

14.                               RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

Stanley Silverstein, who was a member of the Board of Directors until August 3, 2009 and the father-in-law of Ezra Dabah, who was also a member of the Board of Directors until August 3, 2009, is an owner of Nina Footwear Corporation.  During the first quarter of fiscal 2008, the Company purchased approximately $0.4 million of footwear from Nina Footwear Corporation. No purchases have been made since.

15.                               SUBSEQUENT EVENTS

On July 29, 2009, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Ezra Dabah, Renee Dabah and certain related trusts (collectively, the “Sellers”) pursuant to which the Company agreed to purchase from the Sellers an aggregate of approximately 2.45 million shares of common stock of the Company at a price of $28.88 per share, which represented a discount of 5% to the average of the closing prices of the Company’s common stock of the three days ended July 28, 2009 (the “Sale”).  The Company incurred approximately $3.3 million of fees associated with the Sale.  Pursuant to the Securities Purchase Agreement, the Company has also agreed to file a Registration Statement on Form S-3 ASR (or other appropriate form for which the Company is eligible) to effect the registration, offer and sale of the remaining approximately 2.5 million shares held by the Sellers, after giving effect to the Sale, in a firm commitment underwritten offering (the “Offering”) in the event the Sellers elect to sell such additional shares.  The Company has agreed to pay all expenses incident to the Offering except for (i) underwriting discounts, commissions or fees attributable to the Offering or any counsel, accountants or other persons retained by the Sellers and (ii) any taxes incident to the sale and delivery of the securities in connection with the Offering, each of which will be the sole responsibility of the Sellers.  The Company anticipates its cost for the Offering to total approximately $0.7 million.  In connection with the Company’s agreement to purchase the shares and facilitate the Offering, Ezra Dabah and Stanley Silverstein have tendered their resignations from the board of directors of the Company (the “Board”), effective as of the closing of the Sale.  For a period of 12 months from the date of the Securities Purchase Agreement, the Sellers have agreed to customary standstill provisions.  On August 3, 2009, the Sale was completed with the Company making total payments to the Sellers of approximately $70.8 million.  Immediately after the Sale, the acquired shares of common stock were retired.

On August 3, 2009, as more fully discussed in Note 8, the Company prepaid the remaining principal amount of $38.0 million under the Note Purchase Agreement, thereby terminating the Note Purchase Agreement and all of the Company’s obligations thereunder.

Effective as of August 4, 2009, the employment of Richard Flaks, the Company’s Senior Vice President, Planning, Allocation and Information Technology was terminated.  The Company is currently negotiating the terms of his severance, and as of August 1, 2009, a related pre-tax charge of approximately $0.5 million was recorded.

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

Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•                  Second Quarter 2009 – The thirteen weeks ended August 1, 2009.

•                  Second Quarter 2008 – The thirteen weeks ended August 2, 2008.

•                  Comparable Store Sales – Net sales, in constant currency, from stores that have been open at least 14 full months and that have not been substantially remodeled during that time.

•                  Comparable Retail Sales – Comparable Store Sales plus comparable sales from our e-commerce store.

•                  Gross Margin – Gross profit expressed as a percentage of net sales.

Our Business

We are a leading specialty retailer of children’s apparel and accessories.  We design, contract to manufacture and sell high-quality, value-priced merchandise under our proprietary “The Children’s Place” brand name.  Our objective is to deliver high-quality merchandise at value prices.  As of August 1, 2009, we owned and operated 849 stores in the United States, 88 stores in Canada and an e-commerce store at www.childrensplace.com.

Recent Developments

During the four weeks ended August 29, 2009, our Comparable Retail Sales decreased 8% compared to a 1% increase in Comparable Retail Sales during the four weeks ended August 30, 2008.

On August 27, 2009, we amended our lease for our corporate headquarters, which provides for additional space of approximately 17,500 square feet at an annual rate of approximately $0.5 million.  The additional space will be used primarily for our information technology needs, including our data center.

Effective as of August 4, 2009, the employment of Richard Flaks, our Senior Vice President, Planning, Allocation and Information Technology was terminated.  We are currently negotiating the terms of his severance, and as of August 1, 2009, a related pre-tax charge of approximately $0.5 million was recorded.

On August 3, 2009, as more fully discussed below (under Term Loan), we prepaid the remaining principal amount of $38.0 million under the Note Purchase Agreement, thereby terminating the Note Purchase Agreement and all of our obligations thereunder.

On July 29, 2009, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Ezra Dabah, Renee Dabah and certain related trusts (collectively, the “Sellers”) pursuant to which we agreed to purchase from the Sellers an aggregate of approximately 2.45 million shares of our common stock at a price of $28.88 per share, which represented a discount of 5% to the average of the closing prices of our common stock of the three days ending July 28, 2009

(the “Sale”).  We incurred approximately $3.3 million of fees associated with the Sale.  Pursuant to the Securities Purchase Agreement, we have also agreed to file a Registration Statement on Form S-3 ASR (or other appropriate form for which the Company is eligible) to effect the registration, offer and sale of the remaining approximately 2.5 million shares held by the Sellers, after giving effect to the Sale, in a firm commitment underwritten offering (the “Offering”) in the event the Sellers elect to sell such additional shares.  We have agreed to pay all expenses incident to the Offering except for (i) underwriting discounts, commissions or fees attributable to the Offering or any counsel, accountants or other persons retained by the Sellers and (ii) any taxes incident to the sale and delivery of the securities in connection with the Offering, each of which will be the sole responsibility of the Sellers.  We anticipate our cost for the Offering to total approximately $0.7 million.  In connection with our agreement to purchase the shares and facilitate the Offering, Ezra Dabah and Stanley Silverstein have tendered their resignations from our board of directors (the “Board”), effective as of the closing of the Sale.  For a period of 12 months from the date of the Securities Purchase Agreement, the Sellers have agreed to customary standstill provisions.  On August 3, 2009, the Sale was completed with us making total payments to the Sellers of approximately $70.8 million.  Immediately after the Sale, the acquired shares of common stock were retired.

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

After receiving the approval of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, on April 30, 2008, Hoop transferred the Disney Store business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of Disney in an asset sale, pursuant to an asset purchase agreement dated as of April 3, 2008 among the Hoop Entities and affiliates of Disney (the “Sale Agreement”) and section 363 of the Bankruptcy Code (and a similar provision under the CCAA). Upon closing, affiliates of Disney paid approximately $61.6 million, including certain post-closing adjustments, for the acquired assets of the Disney Store business.  The proceeds received from the asset sale are included in the assets of the Hoop Entities’ for distribution to their creditors pursuant to the plan of reorganization that was approved by the U.S. Bankruptcy Court on December 15, 2008 (the “Plan”).  A similar plan was approved by the Canadian Bankruptcy Court.

According to the terms of the asset sale, Hoop transferred 217 Disney Stores to affiliates of Disney and granted such affiliates the right to operate and wind-down the affairs of the remaining stores.  The lease obligations associated with the stores that were not sold were rejected and resulting damage claims were administered pursuant to the Plan.

In April 2008, the Company entered into a settlement and release of claims agreement with Hoop and the official committee of unsecured creditors in the Cases (the “Settlement Agreement”), which was approved by the U.S. Bankruptcy Court on April 29, 2008.  Under the Settlement Agreement, the Company agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against the Hoop Entities.  Such claims included intercompany charges for shared services of approximately $24.9 million, a capital contribution made on March 18, 2008 of approximately $8.3 million, payment of severance and other employee costs for the Company’s employees servicing Hoop of approximately $7.7 million, and $6.8 million of professional fees and other costs the Company has incurred during the Cases, as well as claims that might be asserted against the Company in the Cases.  As of August 1, 2009, the Company has paid approximately $45.5 million related to the Settlement Agreement, and has remaining accruals of $2.1 million, primarily for legal claims and related costs, and severance.

On December 15, 2008, the U.S. Bankruptcy Court approved the Plan, pursuant to which the Hoop Entities that were U.S. debtors were dissolved and all assets and liabilities, including their investment in Hoop Canada, Inc., were transferred to a trust (the “Trust”), which is overseen by a trustee appointed by the U.S. Bankruptcy Court under the Plan and a trust oversight committee.

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

Operating Highlights

Net sales decreased by $20.6 million, or 3%, to $717.6 million during the twenty-six weeks ended August 1, 2009 from $738.2 million during the twenty-six weeks ended August 2, 2008.  Our Comparable Retail Sales decreased 3% during the twenty-six weeks ended August 1, 2009 compared to an 8% increase during the twenty-six weeks ended August 2, 2008.  During the twenty-six weeks ended August 1, 2009, we opened 21 The Children’s Place stores and closed one.  During the twenty-six weeks ended August 2, 2008, we opened three The Children’s Place stores and closed five.

During the twenty-six weeks ended August 1, 2009, we reported income from continuing operations of $16.5 million, or $0.56 per diluted share, compared to $22.2 million, or $0.75 per diluted share, in the twenty-six weeks ended August 2, 2008.  During the twenty-six weeks ended August 1, 2009, the following factors significantly impacted our business:

•                  The downturn in the U.S. and Canadian economic environments;

•                  Reductions in selling, general and administrative expenses; and

•                  The decrease in value of the Canadian Dollar versus the U.S. Dollar.

Additionally, income from continuing operations in the twenty-six weeks ended August 1, 2009 included:

•                  Approximately $2.2 million of professional fees related to our proxy contest;

•                  Approximately $2.4 million of interest and deferred financing expenses related to our planned repayment of the remaining $38 million on our term loan;

•                  A $4.5 million tax benefit related to the settlement of an IRS income tax audit and $4.8 million of foreign tax credits related to the repatriation of foreign cash;

•                  A $4.6 million gain from the favorable settlement of an IRS employment tax audit related to stock options of which approximately $1.5 million was a reversal of accrued interest; and

•                  Restructuring costs of approximately $2.8 million related to our strategic initiatives, primarily the moving of our e-commerce fulfillment center from Secaucus, New Jersey to our distribution center in Fort Payne, Alabama.

We have subsidiaries in Canada, Hong Kong and Shanghai whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.  The following table summarizes the average translation rates impacting our operating results, and the resulting effect of related rate changes on net sales, gross profit and income from continuing operations, for each fiscal period presented in our condensed consolidated statements of operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Average Translation Rates (1)
Canadian Dollar	0.8777	0.9915	0.8421	0.9936
Hong Kong Dollar	0.1290	0.1282	0.1290	0.1283
China Yuan Renminbi	0.1464	0.1447	0.1464	0.1429

Effect on Operating Results (in millions)
Net sales (2)	$(5.1)	$2.6	$(14.2)	$8.6
Gross profit	(1.7)	1.0	(6.2)	4.4
Income (loss) from continuing operations before income taxes	(0.9)	0.7	(2.8)	2.4

(1)          The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of each foreign currency.

(2)          Net sales are affected only by the Canadian Dollar translation rates.

In addition to the translation impact noted above, the gross margin of our Canadian subsidiary is also impacted by its purchases of inventory, which is priced in U.S. Dollars.  The effects of these purchases on our gross profit were decreases of approximately $1.8 million and $3.8 million for the thirteen and twenty-six weeks ended August 1, 2009 compared to increases of approximately $1.4 million and $3.9 million for the thirteen and twenty-six weeks ended August 2, 2008.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reported period.  Actual results could differ from our estimates.  The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  We estimate sell-through rates based upon historical and forecasted information.  Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results; however, a 10% difference in our markdown reserve as of August 1, 2009 would have impacted net income by approximately $0.9 million.  Our markdown reserve balance at August 1, 2009 was $15.1 million.

Additionally, we adjust our inventory based upon an annual physical inventory, which is taken during the last quarter of the fiscal year.  Based on the results of our historical physical inventories, an estimated shrink rate is used for each successive quarter until the next annual physical inventory, or sooner if facts or circumstances should indicate differently.  A 100 basis point difference in our shrinkage rate at retail could impact each quarter’s net income by approximately $1.0 million.

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

Stock Options

During Fiscal 2008, we ceased issuing stock options in favor of deferred stock awards.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  Application of other assumptions could have resulted in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in our financial statements.  Additionally, we estimate a forfeiture rate for those awards not expected to vest.  While actual forfeitures could vary significantly from those estimated, a 10% difference would not have a material impact on our net income.  Total unamortized stock compensation at August 1, 2009 was $0.1 million.

Restricted Stock, Deferred Stock and Performance Awards

We grant restricted shares and deferred stock awards to our employees and non-employee directors and performance awards to certain key members of management.  The fair value of these awards is based on the average of the high and low selling price of our common stock on the grant date.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.  While actual forfeitures could vary significantly from those estimated, a 10% change in our forfeiture rate would impact our net income by approximately $0.3 million.  In addition, the number of performance shares earned is dependant upon our operating results over a specified time period.  The expense for performance shares is based on an estimate of the number of shares we think will vest based on our earnings-to-date plus our estimate of future earnings for the remaining performance period.  To the extent that actual operating results differ from our estimates, future performance share compensation expense could be significantly different.  A 50% decrease in our projected future earnings could decrease our equity compensation, pre-tax, by approximately $1.8 million, and a 50% increase in our projected future earnings could increase our equity compensation, pre-tax, by approximately $0.5 million.

Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which could have a significant impact on our results of operations.  Our historical estimates have not differed materially from actual results; however, a 10% difference in our insurance reserves as of August 1, 2009 would have impacted net income by approximately $0.8 million.

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

For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  For each of these stores, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At August 1, 2009, the average net book value per store was $0.2 million.

Income Taxes—We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  In determining the need for a valuation allowance, we consider projected future taxable income and the availability of tax planning strategies.  If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.

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

Newly Issued Accounting Pronouncements

On February 1, 2009, the first day of fiscal 2009, we adopted FSP 157-2 “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities until the beginning of the first quarter of fiscal 2009.  Neither adoption had any impact on our condensed consolidated financial statements.

In the second quarter of fiscal 2009, we adopted FSP 157-4 “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed and is applicable to all assets and liabilities (i.e. financial and non-financial) and requires enhanced disclosures.  The adoption of FSP 157-4 did not have any impact on our condensed consolidated financial statements.

In the second quarter of fiscal 2009, we adopted FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  The adoption of the provisions of FSP 107-1 and APB 28-1 did not have any impact on our condensed consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Effective May 3, 2009, the Company adopted SFAS 165.  This adoption did not have any impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  This standard is effective for financial statements issued for reporting periods that end after September 15, 2009 and will serve as the sole source for authoritative U.S. GAAP.  The codification will reorganize all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS 168 also replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.  We are evaluating the impact of the adoption of these standards on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our selling, general and administrative expenses increased approximately 230 basis points to 33.6% of net sales during the thirteen weeks ended August 1, 2009 from 31.3% during the thirteen weeks ended August 2, 2008.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.6	62.0	62.1	59.4
Gross profit	33.4	38.0	37.9	40.6
Selling, general and administrative expenses	33.6	31.3	30.4	30.5
Asset impairment charge	0.1	—	0.2	—
Depreciation and amortization	5.6	5.2	4.9	4.8
Operating income (loss)	(5.9)	1.5	2.4	5.3
Interest (expense), net	(0.5)	(0.1)	(0.7)	(0.1)
Income (loss) from continuing operations before income taxes	(6.4)	1.3	1.8	5.2
Provision (benefit) for income taxes	(4.1)	0.5	(0.5)	2.2
Income (loss) from continuing operations	(2.3)	0.8	2.3	3.0
Income (loss) from discontinued operations, net of taxes	0.1	(0.8)	—	(0.4)
Net income (loss)	(2.2)%	—%	2.3%	2.6%
Number of stores, end of period	937	902	937	902

Table may not add due to rounding.

The Second Quarter 2009 Compared to the Second Quarter 2008

Net sales decreased by $22.3 million, or 7%, to $315.7 million during the Second Quarter 2009 from $338.0 million during the Second Quarter 2008.  Our Second Quarter 2009 sales decrease resulted from a consolidated Comparable Retail Sales decrease of 9%, which accounted for $27.3 million of our sales decrease, a $5.1 million decrease due to unfavorable changes in the Canadian exchange rates and a $0.3 million impact of closed stores, partially offset by a $10.4 million increase in sales from new stores and other stores that did not qualify as comparable stores.  During the Second Quarter 2008, our Comparable Retail Sales increased 10%.  During the Second Quarter 2009, we opened 15 The Children’s Place stores.  During the Second Quarter 2008, we closed four The Children’s Place stores.

On a segment basis, The Children’s Place U.S. net sales decreased $17.4 million, or 5.9%, to $275.9 million in the Second Quarter 2009 compared to $293.3 million in the Second Quarter 2008.  This decrease resulted primarily from a Comparable Store Sales decline of 11%, or $28.3 million, partially offset by an increase in net sales of $6.6 million from new stores and other stores that did not qualify as comparable stores and an increase in our e-commerce sales of $4.3 million. Our decrease in Comparable Store Sales was primarily the result of a decrease in customer traffic in both mall and non-mall locations, which we believe contributed to an 8% decline in transactions.  In addition, we experienced a 3% decline in the average transaction size.  Comparable Store Sales were down in all regions and departments.  E-commerce sales, as a percentage of net sales, increased to 7% in the Second Quarter 2009 from 5% in the Second Quarter 2008, reflecting the increase in e-commerce sales and the decline in net sales at our physical stores.  The Children’s Place Canada net sales decreased $5.0 million, or 11.2%, to $39.7 million in the Second Quarter 2009 compared to $44.7 million in the Second Quarter 2008.  This decrease resulted from a decline in Comparable Store Sales of 8%, or $3.0 million, and a $5.1 million decrease attributable to unfavorable changes in the average Canadian exchange rates for the Second Quarter 2009 compared to the Second Quarter 2008, partially offset by $3.1 million of increased net sales from new stores and other stores that did not qualify as comparable stores.  The decrease in Comparable Store Sales was primarily attributable to a 6% decline in the number of transactions and a 2% decrease in the average transaction size.  Comparable Store Sales were down in all departments except for accessories.

Gross profit decreased by $23.2 million to $105.3 million during the Second Quarter 2009 from $128.5 million during the Second Quarter 2008.  Consolidated Gross Margin decreased approximately 460 basis points to 33.4% during the Second Quarter 2009 from 38.0% during the Second Quarter 2008.  The decrease in consolidated Gross Margin resulted primarily from the de-leveraging of distribution, occupancy, production and design and other costs of approximately 240 basis points, higher markdowns and shrink provisions of approximately 160 basis points and a lower initial markup of approximately 60 basis points, which is due in part to the unfavorable changes in the Canadian exchange rates noted above.  Gross Margin at The Children’s Place U.S. decreased approximately 440 basis points from 36.5% in the Second Quarter 2008 to 32.1% in the Second Quarter 2009.  This decrease resulted primarily from higher mark downs, the de-leveraging of certain fixed costs, and a lower initial mark-up.  Gross Margin at The Children’s Place Canada decreased approximately 560 basis points from 47.8% in the Second Quarter 2008 to 42.2% in the Second Quarter 2009.  This decrease resulted primarily from a lower initial mark-up, which was unfavorably affected by the impact of foreign exchange rates, and higher mark downs.

Selling, general and administrative expenses increased $0.3 million to $106.1 million during the Second Quarter 2009 from $105.8 million during the Second Quarter 2008. As a percentage of net sales, selling, general and administrative expenses increased approximately 230 basis points to 33.6% during the Second Quarter 2009 from 31.3% during the Second Quarter 2008.  Our increase in selling, general and administrative expenses was impacted by the following items, which we consider to be unusual:

Second Quarter 2009

•                  a gain from the favorable settlement of an IRS employment tax audit related to stock options of approximately $3.1 million or 100 basis points;

•                  professional fees incurred during the Second Quarter 2009 of approximately $2.2 million, or 70 basis points, related to a proxy contest; and

•                  restructuring costs of approximately $0.3 million or 10 basis points, related to our strategic initiative of moving our e-commerce fulfillment center from Secaucus, New Jersey to our distribution center in Fort Payne, Alabama.

Second Quarter 2008

•                  transition service income, net of variable expenses, of approximately $5.5 million, or 160 basis points, related to services provided to the acquirer of the Disney Store business;

•                  a gain on the sale of a store lease of approximately $2.3 million, or 70 basis points; and

•                  professional fees of approximately $1.7 million, or 50 basis points, related to a stock option investigation.

Excluding the effect of the above items, our selling, general and administrative expenses decreased during the Second Quarter 2009 by approximately $5.2 million; however, as a percentage of net sales, these expenses de-leveraged 70 basis points to 33.8% during the Second Quarter 2009 from 33.1% during the Second Quarter 2008.  The de-leverage is primarily attributable to the lower net sales; however, we were able to decrease certain selling, general and administrative expenses, primarily through cost control initiatives, in the Second Quarter 2009 as follows:

•                  store expenses, excluding payroll, decreased approximately $1.7 million, or 20 basis points.  Store payroll decreased approximately $0.5 million, but de-leveraged approximately 90 basis points.  These decreases were achieved despite having 35 more stores and is attributable to savings achieved in payroll, supplies, repairs and maintenance, and insurance costs;

•                  administrative expenses, excluding payroll and marketing, decreased approximately $1.2 million, or 10 basis points, resulting primarily from savings achieved in information technology and consulting fees;

•                  administrative payroll decreased approximately $0.7 million, but de-leveraged approximately 10 basis points, resulting from reduced headcount;

•                  bonus expense decreased $1.3 million, or 30 basis points, resulting from less favorable operating results in the Second Quarter 2009 compared to the Second Quarter 2008;

•                  equity compensation decreased $0.4 million, or 10 basis points, resulting from forfeitures in excess of those estimated, and certain awards made during the Second Quarter 2008 that were immediately expensed in accordance with U.S. GAAP; and

•                  transactional gains from foreign exchange rate fluctuations were $0.4 million in the Second Quarter 2009 compared to transactional losses of $0.3 million from foreign exchange rate fluctuations in the Second Quarter 2008.  While foreign exchange rates moved unfavorably year over year, within the respective quarters, the rates moved more favorably in the Second Quarter 2009 compared to the Second Quarter 2008.

The above decreases were partially offset by the following:

•                  store opening and remodel costs increased $0.7 million, or 30 basis points, as we opened more stores during the Second Quarter 2009 than during the Second Quarter 2008; and

•                  marketing expenses increased approximately $0.6 million, or 40 basis points, primarily in support of the growing e-commerce business.

Depreciation and amortization was $17.6 million, or 5.6% of net sales, during the Second Quarter 2009, compared to $17.7 million, or 5.2% of net sales, during the Second Quarter 2008.

Interest expense, net was $1.5 million, or 0.5% of net sales, during the Second Quarter 2009, compared to $0.4 million, or 0.1% of net sales, during the Second Quarter 2008.  The increase was due primarily to interest expense related to our term loan, which was not acquired until the end of the Second Quarter 2008.  Also included in our net interest expense in the Second Quarter 2009 was a $1.5 million credit related to the reversal of accrued interest resulting from a favorable settlement of an IRS employment tax audit related to stock options and $1.5 million of interest expense related to the prepayment of the remaining balance on our term loan, which was made on August 3, 2009.

Provision (benefit) for income taxes was a benefit of $12.9 million during the Second Quarter 2009 compared to a provision of $1.8 million during the Second Quarter 2008.  Our effective tax rate was 64.1% and 39.5% during the Second Quarter 2009 and the Second Quarter 2008, respectively.  The increase in our effective tax rate in the Second Quarter 2009 reflected a $4.8 million one time benefit related to the repatriation of foreign cash during the Second Quarter 2009.

Income (loss) from discontinued operations, net of taxes was income of $0.2 million in the Second Quarter 2009 compared to a loss of $2.7 million in the Second Quarter 2008.  The income during the Second Quarter 2009 resulted from the settlement of certain claims on more favorable terms than originally estimated, partially offset by current quarter professional fees related to the wind-down of the Hoop Entities.  The loss in the Second Quarter 2008 reflected restructuring charges, primarily comprised of professional fees incurred by the Hoop estate and adjustments to accrued expenses, partially offset by interest income received on the proceeds from the Private Sale.

Net income (loss) was a loss of $7.1 million during the Second Quarter 2009 compared to break even net income during the Second Quarter 2008, due to the factors discussed above.

Twenty-Six Weeks Ended August 1, 2009 Compared to Twenty-Six Weeks Ended August 2, 2008

Net sales decreased by $20.6 million, or 3%, to $717.6 million during the twenty-six weeks ended August 1, 2009 from $738.2 million during the twenty-six weeks ended August 2, 2008.  This decrease resulted from a consolidated Comparable Retail Sales decrease of 3%, which accounted for $23.5 million, a $14.3 million decrease due to unfavorable changes in the Canadian exchange rates and a $0.3 million impact of closed stores; partially offset by a $17.5 million increase in sales from new stores and other stores that did not qualify as comparable stores.  During the twenty-six weeks ended August 2, 2008, our Comparable Retail Sales increased 8%.  During the twenty-six weeks ended August 1, 2009, we opened 21 The Children’s Place stores and closed one.  During the twenty-six weeks ended August 2, 2008, we opened three The Children’s Place stores and closed five The Children’s Place stores.

On a segment basis, The Children’s Place U.S. net sales decreased $8.5 million, or 1.3%, to $639.0 million for the twenty-six weeks ended August 1, 2009 compared to $647.6 million for the twenty-six weeks ended August 2, 2008.  This decrease resulted primarily from a Comparable Store Sales decline of 5%, or $31.3 million, mostly offset by an increase in our e-commerce sales of $12.6 million and an increase in net sales from new stores and other stores that did not qualify as comparable stores of $10.2 million. Our decrease in Comparable Store Sales was primarily the result of a decrease in customer traffic in both mall and non-mall locations, which we believe contributed to a 5% decline in transactions.  In addition, we experienced a 1% decline in the average transaction size.  E-commerce sales, as a percentage of net sales, increased to 7% for the twenty-six weeks ended August 1, 2009 from 5% for the twenty-six weeks ended August 2, 2008 reflecting the increase in e-commerce sales and a decline in net sales at our physical stores.  The Children’s Place Canada net sales decreased $12.1 million, or 13.4%, to $78.6 million for the twenty-six weeks ended August 1, 2009 compared to $90.6 million for the twenty-six weeks ended August 2, 2008.  This decrease resulted from a decline in Comparable Store Sales of 5%, or $4.0 million and a $14.3 million decrease attributable to unfavorable changes in the average Canadian exchange rates for the twenty-six weeks ended August 1, 2009 compared to the twenty-six weeks ended August 2, 2008, partially offset by $6.2 million of increased net sales from new stores and other stores that did not qualify as comparable stores.  The decrease in Comparable Store Sales was primarily attributable to a 2% decline in the number of transactions and a 3% decrease in the average transaction size.

Gross profit decreased by $27.8 million to $271.8 million during the twenty-six weeks ended August 1, 2009 from $299.6 million during the twenty-six weeks ended August 2, 2008.  Consolidated Gross Margin decreased approximately 270 basis points to 37.9% during the twenty-six weeks ended August 1, 2009 from 40.6% during the twenty-six weeks ended August 2, 2008.  The decrease in consolidated Gross Margin resulted primarily from the de-leveraging of distribution, occupancy, production and design and other costs of approximately 130 basis points, a lower initial markup of approximately 90 basis points, and higher markdowns and shrink provisions of approximately 60 basis points.  The lower initial markup was due in part to the unfavorable changes in the Canadian exchange rates noted above.  Gross margin at The Children’s Place U.S. decreased approximately 200 basis points from 39.2% in the twenty-six weeks ended August 2, 2008 to 37.2% in the twenty-six weeks ended August 1, 2009.  This decrease resulted primarily from the de-leveraging of certain fixed costs and a lower initial mark-up.  Gross margin at The Children’s Place Canada decreased approximately 650 basis points from 50.4% in the twenty-six weeks ended August 2, 2008 to 43.9% in the twenty-six weeks ended August 1, 2009.  This decrease resulted primarily from a lower initial mark-up, which was unfavorably affected by the impact of foreign exchange rates, higher markdowns, and the de-leveraging of certain fixed costs.

Selling, general and administrative expenses decreased $7.2 million to $218.0 million during the twenty-six weeks ended August 1, 2009 from $225.2 million during the twenty-six weeks ended August 2, 2008. As a percentage of net sales, selling, general and administrative expenses decreased approximately 10 basis points to 30.4% for the twenty-six weeks ended August 1, 2009 from 30.5% for the twenty-six weeks ended August 2, 2008.  Our decrease in selling, general and administrative expenses was impacted by the following items, which we consider to be unusual:

The Twenty-Six Weeks Ended August 1, 2009

•                  a gain from the favorable settlement of an IRS employment tax audit related to stock options of approximately $3.1 million or 40 basis points;

•                  professional fees incurred during the Second Quarter 2009 of approximately $2.2 million or 30 basis points, related to a proxy contest; and

•                  restructuring costs of approximately $2.8 million or 40 basis points, related to our strategic initiatives, primarily the moving of our e-commerce fulfillment center from Secaucus, New Jersey to our distribution center in Fort Payne, Alabama.

The Twenty-Six Weeks Ended August 2, 2008

•                  transition service income, net of variable expenses, of approximately $5.5 million or 70 basis points related to services provided to the acquirer of the Disney Store business;

•                  a gain on the sale of a store lease of approximately $2.3 million, or 30 basis points; and

•                  professional fees of approximately $2.5 million, or 30 basis points, related to a stock option investigation.

•                  restructuring costs of approximately $1.3 million or 20 basis points, related to our strategic initiatives review.

Excluding the effect of the above items, our selling, general and administrative expenses decreased approximately $13.1 million during the twenty-six weeks ended August 1, 2009 compared to the twenty-six weeks ended August 2, 2008, and as a percentage of net sales, selling, general and administrative expenses decreased approximately 90 basis points to 30.1% during the twenty-six weeks ended August 1, 2009 from 31.0% of net sales during the twenty-six weeks ended August 2, 2008.  This decrease resulted primarily from the following:

•                  administrative expenses, excluding payroll, decreased $5.9 million, or 70 basis points.  While savings were achieved in most areas, the most significant savings were in consulting fees, marketing costs and other outside services;

•                  store expenses, excluding payroll, decreased approximately $5.2 million, or 60 basis points.  The decrease in dollars was achieved despite having 35 more stores and is attributable primarily to cost control initiatives achieved in supplies, repairs and maintenance; and

•                  administrative payroll decreased approximately $3.5 million, or 40 basis points, resulting from reduced headcount.

The above decreases were partially offset by the following:

•                  equity compensation increased $1.4 million, or 20 basis points, resulting from an increase in the number of deferred awards unvested and an increase, during the first quarter of fiscal 2009, in the estimated number of performance shares that are expected to vest under our long term incentive plan;

•                  higher pre-opening costs of approximately $1.4 million, or 20 basis points, which were attributable to our opening 18 more stores in the twenty-six weeks ended August 1, 2009 compared to the twenty-six weeks ended August 2, 2008; and

•                  store payroll was flat in dollars despite having 35 more stores, but de-leveraged 40 basis points.

Depreciation and amortization was $35.1 million, or 4.9% of net sales, during the twenty-six weeks ended August 1, 2009, compared to $35.4 million, or 4.8% of net sales, during the twenty-six weeks ended August 2, 2008.

Interest expense, net was $4.7 million, or 0.7% of net sales, during the twenty-six weeks ended August 1, 2009, and $0.9 million, or 0.1% of net sales, during the twenty-six weeks ended August 2, 2008.  The increase was due primarily to interest expense related to our term loan, which was not acquired until the end of the Second Quarter 2008.  Also included in our net interest expense in the twenty-six weeks ended August 1, 2009 is a $1.5 million credit related to the reversal of accrued interest resulting from a favorable settlement of an IRS employment tax audit related to stock options and $1.5 million of interest expense related to the prepayment of the remaining balance on our term loan, which was made on August 3, 2009.

Provision (benefit) for income taxes was a benefit of $3.9 million for the twenty-six weeks ended August 1, 2009 and a provision of $15.9 million for the twenty-six weeks ended August 2, 2008.  Our effective tax rate was (31.0%) and 41.8% for the twenty-six weeks ended August 1, 2009 and the twenty-six weeks ended August 2, 2008, respectively.  The negative effective tax rate for the twenty-six weeks ended August 1, 2009 is the result of a $4.5 million favorable settlement of an IRS income tax audit and a $4.8 million one time benefit related to the repatriation of foreign cash during the Second Quarter 2009.

Income (loss) from discontinued operations, net of taxes was income of $0.1 million in the twenty-six weeks ended August 1, 2009 compared to a loss of $2.6 million in the twenty-six weeks ended August 2, 2008.  The loss in the twenty-six weeks ended August 1, 2009 consisted of professional fees related to the wind down of the Hoop Entities and adjustments of accruals.  The loss in the twenty-six weeks ended August 2, 2008 included approximately $16.0 million in professional, restructuring and severance expenses associated with the Hoop bankruptcy filings, approximately $23.1 million of a gain on the disposal of the Disney Store business, approximately $10.6 million of operating losses as we operated the Disney Store business through April 30, 2008, and interest expense, net of approximately $0.8 million, and a $1.6 million net tax benefit related to the above items.

Net income in the twenty-six weeks ended August 1, 2009 and August 2, 2008 was $16.5 million and $19.5 million, respectively, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

Our working capital needs typically follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and holiday selling seasons.  Our primary uses of cash are the financing of new store openings, providing working capital, principally used for inventory purchases, and the servicing of our term loan.

As of August 1, 2009, we had $152.2 million in cash and cash equivalents, no borrowings outstanding under our credit facility and $38 million in remaining borrowings under a five year $85 million term loan, which we entered into at the end of the second quarter of fiscal 2008.  Our credit facility provides for borrowings up to the lesser of $200 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facilities” below).  At August 1, 2009, our borrowing base was approximately $199.0 million.

As previously discussed, on July 29, 2009, we entered into the Securities Purchase Agreement, pursuant to which, among other things, we agreed to purchase approximately 2.45 million shares of our common stock at a price of $28.88 per share.  On August 3, 2009, this purchase was completed by making total payments of approximately $70.8 million.  Pursuant to the Securities Purchase Agreement, we expect to incur total fees of approximately $4.0 million.  On August 3, 2009, as more fully discussed below (under Term Loan), we prepaid the remaining principal amount of $38.0 million under the Note Purchase Agreement.  All of these payments were made from our cash balances.

During the remainder of fiscal 2009, we anticipate spending approximately $15 to $20 million on the build out of a new office facility, in addition to our new store and remodeling expenditures.  We expect to be able to meet our capital expenditure and working capital requirements with remaining cash, cash generated from operations, and availability on our credit facility.

Credit Facilities

On July 31, 2008, we and certain of our domestic subsidiaries entered into a five year credit agreement (the “2008 Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender.  The 2008 Credit Agreement refinanced a $130 million credit agreement and a $60 million letter of credit agreement which, except under certain limited circumstances, were each scheduled to expire on November 1, 2010 (the “Prior Credit Agreements”).

The 2008 Credit Agreement consists of a $200 million asset based revolving credit facility, with a $175 million sublimit for standby and documentary letters of credit. Revolving credit loans outstanding under the 2008 Credit Agreement bear interest, at our option, at:

(i)                                     the prime rate plus a margin of 0.0% to 0.5% based on the amount of the our average excess availability under the facility; or

(ii)                                LIBOR for an interest period of one, two, three or six months, as selected by us, plus a margin of 2.00% to 2.50% based on the amount of our average excess availability under the facility.

An unused line fee of 0.50% or 0.75% based on total facility usage will accrue on the unused portion of the commitments under the facility.  Letter of credit fees range from 1.25% to 1.75% for commercial letters of credit and range from 2.00% to 2.50% for standby letters of credit.  Letter of credit fees are determined based on daily average undrawn stated amount of such outstanding letters of credit. The 2008 Credit Agreement expires on July 31, 2013.   The amount available for loans and letters of credit under the 2008 Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.

The outstanding obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  Should the 2008 Credit Agreement be terminated prior to August 1, 2010 for any reason, whether voluntarily by us or by reason of acceleration by the Lenders upon the occurrence of an event of default, we would be required to pay an early termination fee in the amount of 0.25% of the revolving credit facility ceiling then in effect.  No early termination fee would be due and payable for termination after July 31, 2010.

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

On July 29, 2009, the 2008 Credit Agreement was amended to permit us to purchase certain of our outstanding shares and to repatriate funds from Hong Kong and Canada.  In connection with this amendment, we paid an amendment fee of approximately $1.0 million and increased our unused line fee from 0.25% to 0.50%-0.75% depending on total facility usage.

We capitalized an aggregate of approximately $2.6 million in deferred financing costs related to the 2008 Credit Agreement, which is being amortized on a straight-line basis over its term.

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

Under the Note Purchase Agreement, we issued $85 million of non-amortizing secured notes (the “Notes”) which are due and payable on July 31, 2013.  Amounts outstanding under the Note Purchase Agreement bear interest at the greater of (i) LIBOR, for an interest period of one, two, three or six months, as selected by the Company, and (ii) 3.00%, plus, in each case, a margin of between 8.50% and 9.75% depending on our leverage ratio.  As of August 1, 2009, the interest rate applicable to the outstanding principal amount of the Notes was 11.5%.

A majority of the proceeds from the Note Purchase Agreement were used to repay in full our outstanding obligations under the Prior Credit Agreements, and the remaining proceeds were used for working capital needs.

We capitalized approximately $2.2 million in deferred financing costs related to the Note Purchase Agreement, which was being amortized on a straight-line basis over its term except that in the event of prepayments, the portion of the deferred financing costs related to prepayments is accelerated.  In conjunction with the $47 million of prepayments made on April 13, 2009 (see below), we expensed an additional $0.9 million of deferred financing costs.  In anticipation of the prepayment on August 3, 2009 (see below), we expensed the remaining $1.0 million of deferred financing costs as of August 1, 2009.

Based on our cash flow for fiscal 2008, we were required to make a mandatory prepayment of $31.3 million and we had the option to make an additional prepayment, free of prepayment premium, of up to $15.7 million.  On April 13, 2009, after electing to make the full optional prepayment, we paid a total of $47 million.

On August 3, 2009, we prepaid the remaining principal amount of $38.0 million (the “Prepayment”) under the Note Purchase Agreement.  In accordance with the terms of the Note Purchase Agreement, we were required to pay a prepayment premium of 1.5%, or approximately $0.6 million.  In connection with the Prepayment, the Note Purchase Agreement and our obligations under the Note Purchase Agreement were terminated.  The Prepayment was approved by the Board of Directors on July 29, 2009, and accordingly, we recorded the $0.6 million prepayment premium in our results of operations for the quarter ended August 1, 2009.  Due to the Prepayment, the total principal amount outstanding of $38.0 million is classified as current in the accompanying condensed consolidated balance sheet at August 1, 2009.

Cash Flows/Capital Expenditures

During the twenty-six weeks ended August 1, 2009, cash flows used in operating activities were $6.9 million compared to cash provided by operating activities of $111.1 million in the twenty-six weeks ended August 2, 2008.

Cash used in operating activities of continuing operations were $6.9 million in the twenty-six weeks ended August 1, 2009 compared to cash provided by operating activities of continuing operations of $87.9 million in the twenty-six weeks ended August 2, 2008.  The net decrease in cash from operating activities of continuing operations resulted primarily from:

•                  the timing of payments on accounts payables, primarily in-transit inventory, resulted in $36.4 million less of cash inflow;

•                  increased inventory purchases of approximately $25.4 million;

•                  income from continuing operations before taxes, exclusive of non-cash charges, decreased by approximately $19.1 million, resulting primarily from lower sales and gross profit;

•                  the timing of payments on accrued expenses and other current liabilities, primarily payroll and occupancy costs, resulted in $12.3 million of less cash flow; and

•                  net taxes paid of $7.4 million during the twenty-six weeks ended August 1, 2009 compared to $4.0 million of a net tax refund during the twenty-six weeks ended August 2, 2008.

The above decreases were partially offset by the elimination of funding the subsidiaries in discontinued operations, which resulted in increased cash flow of approximately $18.0 million.

Cash used in operating activities of discontinued operations was $0.1 million in the twenty-six weeks ended August 1, 2009 compared to cash provided by operating activities of discontinued operations of $23.2 million in the twenty-six weeks ended August 2, 2008.  Cash used in operating activities of discontinued operations in the twenty-six weeks ended August 1, 2009 reflected the payment of professional fees offset by accrual reversals as the Hoop Entities wind down.  Cash provided by operating activities of discontinued operations in the twenty-six weeks ended August 2, 2008 reflected the usage of inventory on hand, the elimination of prepayments and reduced payments of liabilities (including intercompany liabilities) due to the Filings.

Cash flows used in investing activities were $27.1 million in the twenty-six weeks ended August 1, 2009 compared to $40.0 million during the twenty-six weeks ended August 2, 2008.

Cash flows used in investing activities of continuing operations were $27.1 million and $16.2 million in the twenty-six weeks ended August 1, 2009 and the twenty-six weeks ended August 2, 2008, respectively.  The increase in cash used in investing activities of continuing operations was primarily due to an increase in store openings.  During the twenty-six weeks ended August 1, 2009, we opened 21 stores compared to three new store openings in the twenty-six weeks ended August 2, 2008.  Additionally, the twenty-six weeks ended August 2, 2008 includes $2.3 million of proceeds from the sale of a store lease.

There were no cash flows from investing activities of discontinued operations during the twenty-six weeks ended August 1, 2009.  Cash flows used in investing activities of discontinued operations were $23.7 million in the twenty-six weeks ended August 2, 2008 reflecting the restriction of all cash to settle liabilities in bankruptcy and payments of capital expenditures, partially offset by the proceeds from the sale of Disney assets.

Cash flows used in financing activities were $45.4 million in the twenty-six weeks ended August 1, 2009 compared to $4.8 million used by financing activities in the twenty-six weeks ended August 2, 2008.

Cash flows used in financing activities of continuing operations were $45.4 million during the twenty-six weeks ended August 1, 2009 compared to cash flows provided by financing activities of continuing operations of $7.0 million during the twenty-six weeks ended August 2, 2008.  During the twenty-six weeks ended August 1, 2009, cash flows used in financing activities of continuing operations reflected a $47.0 million prepayment on our term loan, $0.2 million in purchases of common stock in settlement of withholding tax requirements on vested stock awards, partially offset by $1.8 million of cash received from the exercise of stock options.  During the twenty-six weeks ended August 2, 2008, cash flows provided by financing activities of continuing operations reflected $85.0 million of proceeds received from the Note Purchase Agreement and $3.7 million upon the exercise of stock options, partially offset by $69.6 million of net repayments under our credit facility, an $8.3 million capital contribution to our subsidiary in bankruptcy and $3.8 million of deferred financing costs associated with debt.

There were no cash flows from financing activities of discontinued operations during the twenty-six weeks ended August 1, 2009.  During the twenty-six weeks ended August 2, 2008, cash flows used in financing activities of discontinued operations totaled $11.9 million and reflected a $19.4 million net repayment of secured debt and $0.7 million of deferred financing fees, partially offset by an $8.3 million capital contribution from the parent company.

We anticipate that total capital expenditures for continuing operations will be in the range of approximately $75 to $85 million in fiscal 2009.  Approximately $40 million of our planned capital expenditures will provide for the opening of approximately 35 new stores and 20 store remodelings.  We also anticipate receiving approximately $7 million in lease incentives in fiscal 2009.  We also anticipate spending approximately $15 to $20 million on the build out of a new office facility.  The remainder of our 2009 capital expenditure budget will be utilized for information technology and other initiatives.

Our ability to continue to meet our capital requirements in fiscal 2009 depends on our ability to generate cash flows from operations and our available borrowings under our credit facilities.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During the twenty-six weeks ended August 1, 2009, we were able to fund our capital expenditures, pay down $47 million of our outstanding term loan, and fund our operating losses with our existing cash on hand.  During the first half of our fiscal years, we usually use cash to fund operating losses and working capital requirement as our revenues are lowest and we are building inventory to support the back-to-school season.  As noted above, on August 3, 2009, using our cash on hand, we paid approximately $70.8 million to purchase shares of our common stock and $38.0 million to pay off the remaining principal balance on our term loan.  We believe that our remaining cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months.  Further, we do not expect the current economy to preclude us from meeting our cash requirements.

Historically, we have funded our capital expenditures primarily from operations, with occasional seasonal advances on our debt facilities.  In Fiscal 2008, our cash generated from operations provided sufficient funds for our capital requirements.  In Fiscal 2007, we completed building a new distribution center and incurred significant construction costs on new corporate offices.  This increase in capital expenditures coupled with a decrease in operating profit during Fiscal 2007, required us to fund our capital expenditures, in part, through advances on our credit facility and the sale of investments.  Our ability to meet our capital requirements for the remainder of fiscal 2009 will depend on our continued ability to achieve our financial plans and generate sufficient cash flows from operations.

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

Interest Rates

At August 1, 2009, we had $38.0 million remaining principal balance on our term loan, which was repaid on August 3, 2009.  Our credit facility bears interest at either the prime rate or a floating rate equal to LIBOR plus a calculated spread based on our average excess availability.  As of August 1, 2009, we had no borrowings under the credit facility.  During the twenty-six weeks ended August 1, 2009, our total weighted average borrowings under all debt agreements was approximately $56.3 million and the weighted average interest rate was 11.5%.  A 120 basis point change in the respective annual interest rates would either increase or decrease our interest expense by $0.7 million.

Foreign Assets and Liabilities

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian subsidiaries are considered long-term; however, we are not deemed to be permanently reinvested in our Hong Kong subsidiary.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of August 1, 2009, net assets in Canada and Hong Kong were $53.9 million and $11.0 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $5.4 million and $1.1 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

As of August 1, 2009, we had approximately $20.4 million of our cash and investment balances held in foreign countries, of which approximately $11.1 million was in Canada, approximately $7.6 million was in Hong Kong and approximately $1.7 million was in China.

Foreign Operations

Approximately 12% of our consolidated net sales and 12% of our total costs and expenses are transacted in foreign currencies.  As a result, fluctuations in exchange rates impact the translation of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates for the twenty-six weeks ended August 1, 2009, net sales and total costs and expenses could have decreased or increased by approximately $7.9 million and $7.7 million, respectively.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At August 1, 2009, we had foreign currency denominated receivables and payables of $2.6 million and $1.4 million, respectively.  We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at August 1, 2009.

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

Item 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our Interim Chief Executive Officer and our Executive Vice President—Finance and Administration, who is also our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 1, 2009.  Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of August 1, 2009 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officers and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part II - OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS.

On August 5, 2009, certain current and former members of the board of directors and senior executives of The Children’s Place Retail Stores, Inc. (the “Company”) were served with a stockholder derivative action filed in the Superior Court of New Jersey, Hudson County, Chancery Division.  The Company has been named as a nominal defendant.  The Complaint alleges, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and its stockholders and engaged in corporate waste in connection with the Disney Store transaction and resignation of the Company’s former Chief Executive Officer.  The complaint seeks money damages, the costs and disbursements of the lawsuit, as well as equitable relief.  While the Company’s Board of Directors and management intend to vigorously contest these allegations and the claims made, no assurance can be given as to the outcome of this litigation.  We do not believe that the costs and expenses of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

On September 21, 2007 a stockholder class action was filed in the United States District Court, Southern District of New York against the Company and certain of its current and former senior executives.  The complaint alleges, among other things, that certain of our current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended.  It alleges that subsequent disclosures establish the misleading nature of these earlier disclosures.  The complaint seeks monetary damages plus interest as well as costs and disbursements of the lawsuit.  On October 10, 2007, a third stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of the Company’s current and former senior executives.  This complaint alleges, among other things, that certain of our current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, thereby causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended.  According to this complaint, subsequent disclosures establish the misleading nature of these earlier disclosures.  This complaint seeks, among other relief, compensatory damages plus interest, and costs and expenses of the lawsuit, including counsel and expert fees.  These two actions have been consolidated and the plaintiff filed a consolidated amended class action complaint on February 28, 2008.  The Company’s motion to dismiss was denied by the court on July 18, 2008.  On June 26, 2009, the Company and all other parties entered into a Stipulation of Settlement to settle the action in the amount of $12 million, which settlement was preliminarily approved by the Court on July 17, 2009.  The final settlement hearing is scheduled for October 16, 2009.  The cost of the settlement is covered by the Company’s insurance.

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores, LLC in the Superior Court of California, County of Los Angeles.  The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Ms. Fong and other individuals similarly situated.  We filed our answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant.  Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.  The case is currently proceeding against the other defendants and, on December 18, 2008, the Court granted the plaintiff’s motion for class certification on the misclassification claim.  We have reached a tentative settlement in the amount of $0.6 million and the parties are negotiating the terms of the settlement agreement.  The cost of this settlement was accrued as part of the Company’s accounting for discontinued operations.

We are also involved in various legal proceedings arising in the normal course of business.  In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on our financial condition.

Except as described above, during the quarter ended August 1, 2009, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and on Form 10-Q for the quarter ended May 2, 2009.

Item 1A.     RISK FACTORS.

The following is an additional risk factor that should be considered in conjunction with risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and other filings we have made with the Securities and Exchange Commission.

Negative changes in the economy, such as the recent deterioration in the global economic environment, and resulting declines in consumer confidence and spending, have had and could continue to have an adverse effect on the apparel industry and on our operating results.

The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary periods and also may decline at other times. During 2008 and continuing into 2009, the global economic environment has deteriorated significantly. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business as it is dependent on consumer demand for our products. In North America, we have experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions have spread to many international markets. If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings across all of our segments.

In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, taxation rates or energy prices. Similarly, actual or potential terrorist acts and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases or preventing our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our operating results.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s annual meeting of stockholders (the “Annual Meeting”) for its fiscal year ended January 31, 2009, was held on July 31, 2009.  There were 29,627,115 shares of the Company’s common stock outstanding and entitled to vote as of June 30, 2009, the record date for the Annual Meeting.  There were present at the Annual Meeting, in person or by proxy, stockholders holding an aggregate of 24,582,907 shares of the Company’s common stock, which represented approximately 82.97% of the total capital stock outstanding and entitled to vote.

The matters voted upon at the Annual Meeting and the results of the voting at the Annual Meeting are set forth below:

(i)           The following individuals were elected to serve as the Company’s Class III directors for a three-year term, each until his or her successor is duly elected and qualified:  Malcolm Elvey, Sally Frame Kasaks and Norman Matthews.   The Company’s Class I directors, Robert Fisch, Louis Lipschitz and Stanley Silverstein (who resigned as a Class I director on August 3, 2009), and the Company’s Class II directors, Joseph Alutto, Charles Crovitz and Ezra Dabah (who resigned as a Class II director on August 3, 2009), continued to serve as Class I directors and Class II directors immediately after the Annual Meeting.  The terms of the Class I directors and Class II directors will expire in 2010 and 2011, respectively.  With respect to the election of the Class III directors at the Annual Meeting, the nominees received the following number of votes:

Name	Votes For	Votes Withheld
Malcolm Elvey	19,646,397	4,936,510
Sally Frame Kasaks	19,645,965	4,936,942
Norman Matthews	19,818,921	4,736,986

(ii)           The proposal to ratify BDO Seidman, LLP as the independent registered public accounting firm of the Company for the fiscal year ending January 30, 2010 was approved.  With respect to such proposal, the votes cast by the holders of the Company’s common stock were as follows:  24,344,018 shares were voted in favor; 230,333 shares were voted against; and 8,557 shares abstained from voting on the proposal.  There were no broker non-votes with respect to this proposal.

On May 5, 2009, the Company received notice from Ezra Dabah, a then-director and former Chairman and CEO of the Company, stating that he intended to nominate three directors at the Annual Meeting of Stockholders then scheduled for June 26, 2009.  On June 9, 2009, the Company announced the rescheduling of the Annual Meeting to July 31, 2009 from June 26, 2009, since the election of directors was being contested and the proxy rules required that the Securities and Exchange Commission have the opportunity to review and clear proxy statements for the Annual Meeting.

On July 29, 2009, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Ezra Dabah, Renee Dabah and certain related trusts (collectively, the “Sellers”) pursuant to which the Company agreed to purchase from the Sellers an aggregate of approximately 2.45 million shares of common stock of the Company at a price of $28.88 per share, which represented a discount of 5% to the average closing prices of the Company’s common stock of the three days ending July 28, 2009 (the “Sale”).  The Sale was consummated in August 2009.

Pursuant to the Securities Purchase Agreement, the Company agreed to file a Registration Statement on Form S-3 ASR (or other appropriate form for which the Company is eligible) to effect the registration, offer and sale of the remaining approximately 2.5 million shares held by the Sellers, after giving effect to the Sale, in a firm commitment underwritten offering (the “Offering”) in the event the Sellers elect to sell such additional shares.  The Company has agreed to pay all expenses incident to the Offering except for (i) underwriting discounts, commissions or fees attributable to the Offering or any counsel, accountants or other persons retained by the Sellers and (ii) any taxes incident to the sale and delivery of the securities in connection with the Offering, each of which will be the sole responsibility of the Sellers.  The Company expects the costs associated with the Securities Purchase Agreement and related registration statement to be approximately $4.0 million.

In connection with the Company’s agreement to purchase the shares and facilitate the Offering, Ezra Dabah and Stanley Silverstein tendered their resignations from the board of directors of the Company (the “Board”), effective as of the closing of the Sale.  Pursuant to the Securities Purchase Agreement, the Sellers agreed to either abstain from voting or to vote all of their shares of common stock of the Company (i) in favor of the election of the Board’s nominees for directors Sally Frame Kasaks, Malcolm Elvey and Norman Matthews at the Annual Meeting and (ii) in opposition to any proposal that is not recommended by the Board at the Annual Meeting and any meeting of stockholders up to and including the Company’s 2010 Annual Meeting of Stockholders.  For a period of 12 months from the date of the Securities Purchase Agreement, the Sellers agreed to customary standstill provisions.

The Children’s Place funded the purchase with approximately $75 million in cash repatriated from Company subsidiaries in Hong Kong and Canada, which is expected to result in a non-cash benefit after tax of approximately $4.8 million.  The Company also prepaid the $38 million balance on its term loan concurrently with the closing of the share repurchase and expects to incur a one-time charge of $1.6 million pre-tax in connection with that prepayment, of which $1.0 million will be non-cash.  On July 29, 2009, the 2008 Credit Agreement was amended to permit the Company to purchase certain of its outstanding shares and to repatriate funds from Hong Kong and Canada.  In connection with this amendment, the Company paid an amendment fee of approximately $1.0 million.

Item 6.        Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

3.1

Fourth Amended and Restated Bylaws of The Children’s Place Retail Stores, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2009.)

10.1

Securities Purchase Agreement, dated July 29, 2009, between The Children’s Place Retail Stores, Inc., Ezra Dabah, Renee Dabah and certain affiliated trusts.  (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2009.)

10.2

Third Amendment to Credit Agreement, dated as of July 29, 2009, by and among The Children’s Place Retail Stores, Inc. and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia), LLC, The Children’s Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders.

10.3	The First Lease Modification Agreement, dated as of August 27, 2009, between The Children’s Place Services Company, LLC and 500 Plaza Drive Corp.

31.1	Certification of a Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of a Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE
RETAIL STORES, INC.

Date: September 3, 2009	By:	/S/ CHARLES CROVITZ
CHARLES CROVITZ
Interim Chief Executive Officer
(A Principal Executive Officer)

Date: September 3, 2009	By:	/S/ SUSAN RILEY
SUSAN RILEY
Executive Vice President, Finance and Administration

(A Principal Executive Officer and Principal Financial Officer)