Form 10-Q
period 2009-10-31
CHILDRENS PLACE RETAIL STORES INC
filed 2009-12-04
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Don’t check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of November 30, 2009 was 27,393,490 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 31, 2009

PART I.     FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(unaudited)		(unaudited)
	October 31,	January 31,	November 1,
	2009	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$102,280	$226,206	$185,980
Restricted cash	2,084	—	—
Accounts receivable	16,739	19,639	24,213
Inventories	250,599	211,227	232,776
Prepaid expenses and other current assets	48,992	42,674	81,460
Deferred income taxes	38,973	19,844	22,758
Restricted assets in bankruptcy estate of subsidiary	—	—	78,971
Total current assets	459,667	519,590	626,158
Long-term assets:
Property and equipment, net	311,113	318,116	336,921
Deferred income taxes	60,008	96,104	76,932
Other assets	4,528	5,947	6,298
Total assets	$835,316	$939,757	$1,046,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving Loan	$—	$—	$—
Short term portion of term loan	—	30,000	30,000
Accounts payable	62,612	73,333	79,913
Income taxes payable	3,121	3,166	8,448
Accrued expenses and other current liabilities	101,765	100,496	114,731
Liabilities in bankruptcy estate of subsidiary	—	—	107,767
Total current liabilities	167,498	206,995	340,859
Long-term liabilities:
Deferred rent liabilities	101,334	105,565	107,349
Other tax liabilities	8,947	17,150	23,024
Long term portion of term loan	—	55,000	55,000
Other long-term liabilities	4,303	7,168	10,611
Total liabilities	282,082	391,878	536,843
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at October 31, 2009, January 31, 2009, and November 1, 2008	—	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 27,391,655, 29,465,065 and 29,377,783, issued and outstanding at October 31, 2009, January 31, 2009, and November 1, 2008, respectively	2,739	2,947	2,938
Additional paid-in capital	203,662	205,858	204,912
Accumulated other comprehensive income (loss)	6,855	(3,090)	(1,764)
Retained earnings	339,978	342,164	303,380
Total stockholders’ equity	553,234	547,879	509,466
Total liabilities and stockholders’ equity	$835,316	$939,757	$1,046,309

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	$463,175	$450,623	$1,180,752	$1,188,864
Cost of sales	261,348	254,239	707,099	692,839

Gross profit	201,827	196,384	473,653	496,025

Selling, general and administrative expenses	118,579	126,716	336,565	351,919
Asset impairment charges	307	954	1,721	1,081
Depreciation and amortization	18,170	17,791	53,258	53,152

Operating income	64,771	50,923	82,109	89,873
Interest (expense), net	(520)	(1,912)	(5,250)	(2,803)

Income from continuing operations before income taxes	64,251	49,011	76,859	87,070
Provision for income taxes	26,079	20,563	22,175	36,466

Income from continuing operations	38,172	28,448	54,684	50,604
Loss from discontinued operations, net of income taxes	(389)	(4,391)	(440)	(7,018)
Net income	$37,783	$24,057	$54,244	$43,586

Basic earnings (loss) per share amounts (1)
Income from continuing operations	$1.39	$0.97	$1.90	$1.73
Loss from discontinued operations, net of income taxes	(0.01)	(0.15)	(0.02)	(0.24)
Net income	$1.38	$0.82	$1.88	$1.49
Basic weighted average common shares outstanding	27,389	29,364	28,805	29,173

Diluted earnings (loss) per share amounts (1)
Income from continuing operations	$1.38	$0.96	$1.88	$1.72
Loss from discontinued operations, net of income taxes	(0.01)	(0.15)	(0.02)	(0.24)
Net income	$1.37	$0.81	$1.87	$1.48
Diluted weighted average common shares outstanding	27,622	29,726	29,038	29,444

(1) Table may not add due to rounding

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 31, 2009	November 1, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,244	$43,586
Less (loss) from discontinued operations	(440)	(7,018)
Income from continuing operations	54,684	50,604
Reconciliation of net income to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	53,258	53,152
Other amortization	2,285	477
Loss (gain) on disposal of property and equipment	606	(1,343)
Asset impairments	1,721	1,081
Stock-based compensation	7,068	5,324
Deferred taxes	12,769	49,306
Deferred rent expense and lease incentives	(12,678)	(12,115)
Changes in operating assets and liabilities:
Accounts receivable	3,143	7,907
Inventories	(36,319)	(41,155)
Prepaid expenses and other assets	(5,463)	(837)
Accounts payable	(11,695)	53,602
Accrued expenses and other current liabilities	165	18,372
Intercompany (discontinued operations)	—	(21,200)
Income taxes payable, net of prepayments	2,215	(20,904)
Deferred rent and other liabilities	947	9,802
Total adjustments	18,022	101,469
Net cash provided by operating activities of continuing operations	72,706	152,073
Net cash provided by (used in) operating activities of discontinued operations	(440)	20,410
Net cash provided by operating activities	72,266	172,483
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(45,011)	(39,229)
Change in restricted cash	(2,148)	—
Cash received for sale of store assets and leases	—	2,300
Net cash (used in) investing activities of continuing operations	(47,159)	(36,929)
Net cash (used in) investing activities of discontinued operations	—	(19,213)
Net cash (used in) investing activities	(47,159)	(56,142)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	134,114	691,718
Repayments under revolving credit facilities	(134,114)	(761,279)
Borrowings (payments) on term loan	(85,000)	85,000
Purchase of common stock, including transaction costs	(73,898)	—
Exercise of stock options	5,611	4,725
Capital contribution to subsidiary in discontinued operations	—	(8,250)
Deferred financing costs	(1,000)	(3,839)
Net cash provided by (used in) financing activities of continuing operations	(154,287)	8,075
Net cash (used in) financing activities of discontinued operations	—	(11,878)
Net cash (used in) financing activities	(154,287)	(3,803)
Effect of exchange rate changes on cash of continuing operations	5,254	(6,221)
Effect of exchange rate changes on cash of discontinued operations	—	(1,963)
Effect of exchange rate changes on cash	5,254	(8,184)
Net increase (decrease) in cash and cash equivalents	(123,926)	104,354
Cash and cash equivalents, beginning of period	226,206	81,626
Cash and cash equivalents, end of period	$102,280	$185,980

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 31, 2009	November 1, 2008
OTHER CASH FLOW INFORMATION:
Net cash paid for income taxes	$9,921	$4,012
Cash paid for interest	5,046	4,507
Increase in accrued purchases of property and equipment, lease acquisition and software costs	549	3,880

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly The Children’s Place Retail Stores, Inc.’s (the “Company”) consolidated financial position as of  October 31, 2009 and November 1, 2008, the results of its consolidated operations for the thirteen weeks and thirty-nine weeks ended October 31, 2009 and November 1, 2008, and its consolidated cash flows for the thirty-nine weeks ended October 31, 2009 and November 1, 2008. The consolidated financial position as of January 31, 2009 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 are not necessarily indicative of operating results for a full fiscal year. The accompanying unaudited condensed consolidated financial statements have the Disney Store business classified  as discontinued operations in accordance with U.S. GAAP, reflecting the Company’s exit of the Disney Store business in the first quarter of fiscal 2008 (see Note 3-Discontinued Operations).  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Restricted Cash

On June 11, 2009, the Company received a notice of assessment in the amount of approximately $2.1 million from Revenue Quebec regarding the Company’s sales tax filings.  The Company has objected to the assessment and believes that upon review it will be reversed.  During the third quarter of fiscal 2009, Revenue Quebec required the Company to guarantee the assessed amount in the form of a deposit into a restricted cash account.  Until such time that the pending assessment is resolved, the balance of the account remains the property of the Company.  This amount is shown on the accompanying consolidated balance sheet as restricted cash.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued standards that established the FASB Accounting Standards Codification (“FASB ASC”).  These standards were effective for financial statements issued for reporting periods that end after September 15, 2009 and will serve as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.  FASB ASC reorganizes all accounting standards in U.S. GAAP, aside from those issued by the SEC, and establishes a new hierarchy of GAAP sources for non-governmental entities.  All future updates to U.S. GAAP will no longer be issued in the form of FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts, but rather the FASB will issue “Accounting Standards Updates” instead.  This adoption did not have any financial impact on the Company’s condensed consolidated financial statements.

On February 1, 2009, as required by the “Fair Value Measurements and Disclosure” topic of the FASB ASC, the Company adopted the updated provisions that pertain to all non-financial assets and non-financial liabilities.  These provisions define fair value, provide guidance for using fair value to measure assets and liabilities, establish a framework for measuring fair value in U.S. GAAP and expand disclosures about fair value measurement.  This adoption did not have any financial impact on the Company’s condensed consolidated financial statements.

In the second quarter of fiscal 2009, the Company adopted the provisions of the “Subsequent Events” topic of the FASB ASC.  This topic establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In accordance with this topic, the Company evaluates subsequent events through the date its financial statements are issued.  For the quarter ended October 31, 2009, subsequent events have been evaluated through December 4, 2009.  This adoption did not have any financial impact on the Company’s condensed consolidated financial statements.

In the second quarter of fiscal 2009, as required by the “Fair Value Measurements and Disclosure” topic of the FASB ASC, the Company adopted updated provisions as follows: a) for all financial and non-financial assets, updated guidance in determining whether a market is active or inactive and whether a transaction is distressed, as well as enhanced related disclosures, and b) additional disclosure requirements about fair value of financial instruments in interim and annual financial statements.  The adoption of these provisions did not have any financial impact on the Company’s condensed consolidated financial statements, but did require additional disclosures, which are provided below under “Fair Value Measurement and Financial Instruments.”

In August 2009, the FASB issued an accounting standard update, “Measuring Liabilities at Fair Value”, which amends the “Fair Value Measurements and Disclosure” topic of the FASB ASC.  This update clarifies the fair value measurement requirements for liabilities that lack a quoted price in an active market.  This standard was effective starting in August 2009 and did not have any financial impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Updates

In September 2009, the FASB issued an accounting standard update, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which amends the “Fair Value Measurements and Disclosure” topic of the FASB ASC.  This update provides fair value measurement and disclosure guidance for an investor on using the net asset value per share provided by an investee.  This standard will be effective for interim and annual periods ending on or after December 15, 2009.  The Company does not expect this adoption to have any financial impact on its condensed consolidated financial statements.

Fair Value Measurement and Financial Instruments

The “Fair Value Measurements and Disclosure” topic of the FASB ASC provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.

This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of the hierarchy are defined as follows:

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

2.             STOCKHOLDERS’ EQUITY

On July 29, 2009, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Ezra Dabah, the Company’s former Chief Executive Officer, Renee Dabah and certain related trusts (collectively, the “Sellers”) pursuant to which the Company agreed to purchase from the Sellers an aggregate of approximately 2.45 million shares of the Company’s common stock at a price of $28.88 per share, which represented a discount of 5% to the average of the closing prices of the Company’s common stock of the three days ended July 28, 2009 (the “Sale”).  On August 3, 2009, the Sale was completed with the Company making total payments to the Sellers of approximately $70.8 million.  In addition, the Company incurred approximately $2.7 million in transaction costs related to the Sale, which are included in the cost of the acquired shares.  Immediately after the Sale, the acquired shares of common stock were retired.

Additionally, pursuant to restrictions imposed by the Company’s equity plan during black-out periods, the Company withholds and retires shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients.  The Company’s payment of the withholding taxes in exchange for the shares constitutes a purchase of its common stock.  For the thirty-nine weeks ended October 31, 2009 the Company retired approximately 15 thousand shares and made related withholding tax payments of approximately $0.4 million.

In accordance with the “Equity” topic of the FASB ASC, a portion of the purchase price of shares retired is charged against additional paid-in capital using a pro rata allocation based on total shares outstanding.  The par value of the shares is charged against common stock, and the remaining purchase price is charged to retained earnings.  For the thirty-nine weeks ended October 31, 2009, approximately $56.4 million was charged to retained earnings.

Pursuant to the Securities Purchase Agreement, the Company had agreed to file with the Securities and Exchange Commission a registration statement to effect the registration, offer and sale of approximately 2.5 million shares held by the Sellers, after giving effect to the Sale, in a firm commitment underwritten offering (the “Offering”) in the event the Sellers elected to sell such additional shares.  On October 9, 2009, the Company received notice that the Sellers had elected not to sell their additional shares pursuant to the registration statement, and as such, did not file the registration statement.  The Company had agreed to pay all expenses incident to the Offering except for (i) underwriting discounts, commissions or fees attributable to the Offering or any counsel, accountants or other persons retained by the Sellers and (ii) any taxes incident to the sale and delivery of the securities in connection with the Offering.  The Company incurred expenses of approximately $0.1 million in connection with the registration statement process prior to its cancellation.

3.             DISCONTINUED OPERATIONS

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

After receiving the approval of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, on April 30, 2008, Hoop transferred the Disney Store business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of the Walt Disney Company (“Disney”) in an asset sale pursuant to an asset purchase agreement dated as of April 3, 2008 among the Hoop Entities and Disney (the “Sale Agreement”) and section 363 of the Bankruptcy Code (and a similar provision under the CCAA). Upon closing, affiliates of Disney paid approximately $61.6 million, including certain post-closing adjustments, for the acquired assets of the Disney Store business.  The proceeds received from the asset sale are included in the assets of the Hoop Entities’ for distribution to their creditors pursuant to the plan of reorganization that was approved by the U.S. Bankruptcy Court on December 15, 2008 (the “Plan”).  A similar plan was approved by the Canadian Bankruptcy Court.

According to the terms of the asset sale, Hoop transferred 217 Disney Stores to affiliates of Disney and granted such affiliates the right to operate and wind-down the affairs of the remaining stores.  The lease obligations associated with the stores that were not sold were rejected and resulting damage claims were administered pursuant to the Plan.

In April 2008, the Company entered into a settlement and release of claims agreement with Hoop and the official committee of unsecured creditors in the Cases (the “Settlement Agreement”), which was approved by the U.S. Bankruptcy Court on April 29, 2008.  Under the Settlement Agreement, the Company agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against the Hoop Entities.  Such claims included intercompany charges for shared services of approximately $24.9 million, a capital contribution made on March 18, 2008 of approximately $8.3 million, payment of severance and other employee costs for the Company’s employees servicing Hoop of approximately $7.7 million, and $6.8 million of professional fees and other costs the Company has incurred during the Cases, as well as claims that might be asserted against the Company in the Cases.  As of October 31, 2009, the Company has paid approximately $45.8 million related to the Settlement Agreement, and has remaining accruals of $1.9 million, primarily for legal claims and related costs, and severance.

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

For the thirty-nine weeks ended October 31, 2009, loss from discontinued operations, net of taxes, is comprised primarily of professional fees associated with the wind-down of the Hoop Entities.  For the thirty-nine weeks ended November 1, 2008, loss from discontinued operations, net of income taxes is comprised of the following items:

•                  $13.7 million, pretax, of losses from the operation of the Disney Store business, including $129.2 million of net sales;

•                  $17.6 million, pretax, of professional, restructuring and severance expenses associated with the Hoop bankruptcy filings;

•                  a pretax gain on the disposal of the Disney Store business of approximately $22.5 million;

•                  pretax interest expense of $0.4 million; and

•                  the net tax benefit on the above items was approximately $2.2 million.

4.             STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended October 31, 2009
	Cost of Sales	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$40	$—	$40
Deferred stock expense	250	1,201	—	1,451
Restricted stock expense	—	214	—	214
Performance award expense	—	824	—	824
Total stock-based compensation expense	$250	$2,279	$—	$2,529

	Thirty-nine Weeks Ended October 31, 2009
	Cost of Sales	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$186	$—	$186
Deferred stock expense	842	3,605	—	4,447
Restricted stock expense	—	646	—	646
Performance award expense	—	1,789	—	1,789
Total stock-based compensation expense	$842	$6,226	$—	$7,068

	Thirteen Weeks Ended November 1, 2008
	Cost of Sales	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$177	$(141)	$36
Deferred stock expense	447	1,251	—	1,698
Restricted stock expense	—	314	—	314
Performance award expense	—	350	—	350
Total stock-based compensation expense	$447	$2,092	$(141)	$2,398

	Thirty-nine Weeks Ended November 1, 2008
	Cost of Sales	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$481	$55	$536
Deferred stock expense	694	2,758	242	3,694
Restricted stock expense	—	580	—	580
Performance award expense	—	811	—	811
Total stock-based compensation expense	$694	$4,630	$297	$5,621

The Company recognized a tax benefit related to stock-based compensation expense of $2.8 million and $2.3 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.

Long Term Incentive Plan

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

Other Awards

During the thirty-nine weeks ended October 31, 2009, the Company granted its annual deferred stock awards to its non-employee directors which provide for the issuance of an aggregate of 36,778 shares of common stock and an award to a then newly appointed non-employee director which provides for the issuance of 4,663 shares of common stock.  These awards fully vest on the first anniversary of the date of grant.  The Company also granted an aggregate of 128,700 deferred stock awards to senior level employees.  These awards vest ratably over three years.

In February 2009, in conjunction with the amendment to the interim CEO’s employment agreement, the Company awarded him 55,401 shares of restricted stock, of which 41,551 shares were immediately granted and vest ratably on a monthly basis over three years.  The remaining 13,850 shares were contingent upon the Company’s election to continue his employment beyond August 31, 2009.  This election was made on July 31, 2009.  7/36ths of these shares vested on September 1, 2009 and the remaining balance vest 1/36th each month thereafter.

Deferred and Restricted Stock (“Deferred Awards”)

Changes in the Company’s unvested Deferred Awards for the thirty-nine weeks ended October 31, 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards beginning of period	463	$32.84
Granted	226	25.19
Vested (1)	(136)	31.96
Forfeited	(44)	30.52
Unvested Deferred Awards, end of period	509	$29.88

(1) The Company withheld approximately 15,228 shares from those that vested to satisfy withholding tax requirements, which were then retired.

Total unrecognized equity compensation expense related to unvested Deferred Awards approximated $11.7 million as of October 31, 2009, which will be recognized over a weighted average period of approximately 2.0 years.

Performance Awards

Changes in the Company’s unvested performance awards for the thirty-nine weeks ended October 31, 2009 were as follows:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of period	141	$24.28
Granted	—
Vested	—
Forfeited	(16)	20.96
Unvested performance shares, end of period	125	$24.71

(1) The number of unvested performance shares is based on the Participants earning their Target Shares at 100%. As of October 31, 2009, the Company estimates that Participants will earn 183% of their Target Shares. The cumulative expense recognized reflects changes in estimates as they occur.

Total unrecognized equity compensation expense related to unvested performance awards approximated $2.5 million as of October 31, 2009, which will be recognized over the remaining performance period of approximately 1.3 years.

Stock Option Plans

The Company estimates the fair value of issued stock options using the Black-Scholes option pricing model using certain assumptions for stock price volatility, risk-free interest rates, and the expected life of the options as of each grant date.  In fiscal 2008, the Company ceased issuing stock options in favor of deferred and restricted awards, hence, no stock options were granted during the thirty-nine weeks ended October 31, 2009. During the thirty-nine weeks ended November 1, 2008, 30,000 options were granted to two new members of the Company’s Board of Directors and the table below displays the assumptions that were used to estimate their fair value.

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

Changes in the Company’s stock options for the thirty-nine weeks ended October 31, 2009 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at beginning of period	1,187	$31.73	4.6	$499
Granted	—	—	—	—
Exercised	(257)	21.82	N/A	2,779
Forfeited	(48)	36.72	N/A	—
Options outstanding at end of period	881	$34.35	4.3	$2,937
Options exercisable at end of period	833	$34.84	4.1	$2,670

Changes in the Company’s unvested stock options for the thirty-nine weeks ended October 31, 2009 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested stock options, beginning of period	82	$10.87
Granted	—	—
Vested	(30)	10.46
Forfeited	(4)	8.20
Unvested stock options, end of period	48	$11.34

Total unrecognized equity compensation expense related to unvested stock options approximated $0.1 million as of October 31, 2009, which will be recognized over a weighted average period of approximately 0.8 years.

5.             NET INCOME PER COMMON SHARE

The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Income from continuing operations	$38,172	$28,448	$54,684	$50,604
Loss from discontinued operations, net of taxes	(389)	(4,391)	(440)	(7,018)
Net income	$37,783	$24,057	$54,244	$43,586

Basic weighted average common shares	27,389	29,364	28,805	29,173
Dilutive effect of stock awards	233	362	233	271
Diluted weighted average common shares	27,622	29,726	29,038	29,444
Antidilutive stock awards	536	553	869	1,088

Antidilutive stock awards (stock options, deferred stock awards and restricted stock awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings Per Share” topic of the FASB ASC.

6.             COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net income	$37,783	$24,057	$54,244	$43,586
Foreign currency translation adjustment	(428)	(13,250)	9,945	(15,698)
Comprehensive income	$37,355	$10,807	$64,189	$27,888

7.                                           PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Asset	October 31,	January 31,	November 1,
	Life	2009	2009	2008
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,404
Building and improvements	25 yrs	30,451	30,451	30,451
Material handling equipment	15 yrs	31,243	31,243	31,243
Leasehold improvements	Lease life	372,878	353,636	351,287
Store fixtures and equipment	3-10 yrs	257,210	244,124	242,867
Capitalized software	5 yrs	64,794	60,403	57,514
Construction in progress	—	13,659	7,073	16,498
		773,638	730,333	733,264
Less accumulated depreciation and amortization		(462,525)	(412,217)	(396,343)
Property and equipment, net		$311,113	$318,116	$336,921

During the thirteen weeks ended October 31, 2009, the Company recorded $0.3 million of asset impairment charges related primarily to one underperforming store.  During the thirteen weeks ended November 1, 2008, the Company recorded $1.0 million of asset impairment charges related primarily to nine underperforming stores.

During the thirty-nine weeks ended October 31, 2009, the Company recorded $1.7 million of asset impairment charges related primarily to four underperforming stores.  During the thirty-nine weeks ended November 1, 2008, the Company recorded $1.1 million of asset impairment charges related primarily to 11 underperforming stores.

As of October 31, 2009, January 31, 2009 and November 1, 2008, the Company had $4.6 million, $4.1 million and $11.3 million, respectively, of property and equipment for which payment had not been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

8.                                           CREDIT FACILITIES

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

On May 4, 2009, the 2008 Credit Agreement was amended, which included the following changed rates: the LIBOR margin spread changed to 2.00% to 2.50% from 1.50% to 2.00%, the commercial letter of credit fees range changed to 1.25% to 1.75% from 0.75% to 1.25%, and the standby letter of credit fees range changed to 2.00% to 2.50% from 1.50% to 2.00%.

On July 29, 2009, the 2008 Credit Agreement was amended to permit the Company to purchase certain of its outstanding shares and to repatriate funds from Hong Kong and Canada.  In connection with this amendment, the Company paid an amendment fee of approximately $1.0 million and increased its unused line fee from 0.25% to 0.50% or 0.75% depending on total facility usage.

On October 5, 2009, the 2008 Credit Agreement was amended to: (a) increase the aggregate permitted indebtedness for capital expenditures from $5.0 million to $25.0 million, (b) allow for unlimited transfers from foreign subsidiaries and (c) allow for the planned dissolution of a non-operating subsidiary.

The Company capitalized an aggregate of approximately $2.6 million in deferred financing costs related to the 2008 Credit Agreement, which is being amortized on a straight-line basis over its term.

The table below presents the components (in millions) of the Company’s credit facilities:

	October 31, 2009	January 31, 2009	November 1, 2008

Credit facility maximum	$200.0	$200.0	$200.0
Borrowing base	200.0	155.0	195.4

Outstanding borrowings	$—	$—	$—
Letters of credit outstanding—merchandise	37.2	32.3	35.1
Letters of credit outstanding—standby	16.1	14.6	14.6
Utilization of credit facility at end of period	53.3	46.9	49.7

Availability	146.7	108.1	145.7

Average loan balance during the period (1)	0.1	20.5	27.3
Highest borrowings during the period (1)	3.3	80.6	80.6
Average interest rate (1)	3.3%	5.4%	5.4%
Interest rate at end of period	3.3%	3.3%	4.0%

(1)          For the thirty-nine weeks ended November 1, 2008, the average loan balance, highest borrowings during the period, and average interest rate includes activity under the Prior Credit Agreements through their termination on July 31, 2008.

Letter of Credit Fees

Letter of credit fees approximated $0.3 million in each of the thirty-nine week periods ended October 31, 2009 and November 1, 2008.  Letter of credit fees are included in cost of sales.

9.                                      TERM LOAN

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

Under the Note Purchase Agreement, the Company issued $85 million of non-amortizing secured notes (the “Notes”) which were due and payable on July 31, 2013.  Amounts outstanding under the Note Purchase Agreement bear interest at the greater of (i) LIBOR, for an interest period of one, two, three or six months, as selected by the Company, and (ii) 3.00%, plus, in each case, a margin of between 8.50% and 9.75% depending on the Company’s leverage ratio.

A majority of the proceeds from the Note Purchase Agreement were used to repay in full the Company’s outstanding obligations under the Prior Credit Agreements, and the remaining proceeds were used for working capital needs.

The Company capitalized approximately $2.2 million in deferred financing costs related to the Note Purchase Agreement, which was being amortized on a straight-line basis over its term except that in the event of prepayments, the portion of the deferred financing costs related to prepayments is accelerated.  In conjunction with the $47 million of prepayments made on April 13, 2009 (see below), the Company expensed an additional $0.9 million of deferred financing costs.  In connection with the prepayment on August 3, 2009 (see below), the Company expensed the remaining deferred financing costs.

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

10.                               LEGAL AND REGULATORY MATTERS

On August 5, 2009, certain current and former members of the board of directors and senior executives of The Children’s Place Retail Stores, Inc. (the “Company”) were served with a stockholder derivative action filed in the Superior Court of New Jersey, Hudson County, Chancery Division.  The Company has been named as a nominal defendant.  The Complaint alleges, among other things, that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company and its stockholders and engaged in corporate waste in connection with the Disney Store transaction and resignation of the Company’s former Chief Executive Officer.  The complaint seeks money damages, the costs and disbursements of the lawsuit, as well as equitable relief.  On November 20, 2009, the defendants filed a motion to dismiss the action.  While the Company believes there are valid defenses to the claims and it will defend itself vigorously, no assurance can be given as to the outcome of this litigation.  The Company does not believe that the costs and expenses of this litigation will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On September 21, 2007, a stockholder class action was filed in the United States District Court, Southern District of New York (the “Court”) against the Company and certain of its current and former senior executives.  The complaint alleges, among other things, that certain of the Company’s current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company’s stock to be artificially inflated in violation of provisions of the Exchange Act, as amended.  It alleges that subsequent disclosures establish the misleading nature of these earlier disclosures.  The complaint seeks monetary damages plus interest as well as costs and disbursements of the lawsuit.  On October 10, 2007, another stockholder class action was filed in the United States District Court, Southern District of New York, against the Company and certain of its current and former senior executives.  This complaint makes similar allegations and seeks similar relief as those of the class action filed on September 21, 2007.  These two actions have been consolidated and the plaintiffs filed a consolidated amended class action complaint on February 28, 2008.  On March 28, 2008, the Company filed a motion to dismiss this action, which was denied by the court on July 18, 2008.  On June 26, 2009, the Company and all other parties entered into a Stipulation of Settlement to settle the action in the amount of $12 million, which was approved by the Court on November 2, 2009.  The cost of the settlement is covered by the Company’s insurance.

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores, LLC in the Superior Court of California, County of Los Angeles.  The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Ms. Fong and other individuals similarly situated.  The Company filed its answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant.  Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.  The case is currently proceeding against the other defendants and, on December 18, 2008, the Court granted the plaintiff’s motion for class certification on the misclassification claim. The Company has reached a settlement in the amount of $0.6 million, which was preliminarily approved by the Court on October 6, 2009.  The Company has accrued for the cost of this settlement and the related expense was charged to discontinued operations.

On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals.  The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief.  The plaintiff filed an amended complaint on January 25, 2008.  Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.  On March 2, 2009, the Court granted the plaintiff’s motion to dismiss the Company as a defendant and to replace the Company with its subsidiary, The Children’s Place Services Company, LLC.  On October 8, 2009, the parties reached a tentative settlement in the amount of $0.3 million, and the parties are negotiating the terms of the settlement agreement.  The Company has accrued for the cost of this settlement and the related expense was charged to discontinued operations.

The Company is also involved in various legal proceedings arising in the normal course of business.  In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company’s financial condition.

Except as described above, during the quarter ended October 31, 2009, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, the Current Report on Form 10-Q for the quarter ended May 2, 2009 and the Current Report on Form 10-Q for the quarter ended August 1, 2009.

11.                               INCOME TAXES

The Company computes income taxes in accordance with the “Income Taxes” topic of the FASB ASC, which requires recognition of deferred tax assets and liabilities, measured by enacted tax rates, attributable to temporary differences between the financial statement and income tax basis of assets and liabilities.  The Company’s deferred tax assets and liabilities are comprised primarily of timing differences related to depreciation, rent expense, inventory and various accruals and reserves.

The provision for income taxes consists of provisions for federal, state and foreign income taxes.  The Company operates globally in various locations outside of the United States.  Accordingly, the effective tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Effective Tax Rate

The Company’s effective tax rate from continuing operations for the thirteen weeks ended October 31, 2009 and November 1, 2008 was 40.6% and 42.0%, respectively, and for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, it was 28.9% and 41.9%, respectively.  The lower effective tax rate for the thirty-nine weeks ended October 31, 2009 results from a first quarter tax benefit of $4.5 million related to an accrual reduction as part of a settlement of an IRS income tax audit and a second quarter tax benefit of $4.8 million related to excess foreign tax credits generated by a one time dividend from the Company’s Canadian subsidiaries.

Unrecognized Tax Benefits

During the thirteen weeks and thirty-nine weeks ended October 31, 2009, the Company recognized approximately $0.2 million and $0.5 million, respectively, of additional interest expense related to its unrecognized tax benefits.  During the thirteen weeks and thirty-nine weeks ended November 1, 2008, the Company recognized approximately $0.3 million and $0.9 million, respectively of additional interest expense related to its unrecognized tax benefits.  The Company recognizes accrued interest and penalties related to unrecognized income tax liabilities in income tax expense.

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

12.                               INTEREST (EXPENSE) INCOME, NET

The following table presents the components of the Company’s interest (expense) income, net (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Interest income	$42	$977	$545	$2,231
Tax-exempt interest income	2	17	13	38
Total interest income	44	994	558	2,269

Less:
Interest expense — term loan	—	2,523	3,858	2,605
Interest expense — credit facilities	83	—	222	1,113
Unused line fee	288	97	479	189
Amortization of deferred financing fees (1)	145	192	2,285	318
Other interest and fees (2)	48	94	(1,036)	847
Interest (expense), net	$(520)	$(1,912)	$(5,250)	$(2,803)

(1)          The thirty-nine weeks ended October 31, 2009 include approximately $1.9 million of accelerated deferred financing costs associated with prepayments made on the Company’s term loan.

(2)          The thirty-nine weeks ended October 31, 2009  include a credit of approximately $1.5 million of interest accrual reversals related to the favorable settlement of an IRS employment tax audit related to stock options.

13.                               SEGMENT INFORMATION

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

The “Segment Reporting” topic of the FASB ASC establishes standards for reporting information about a company’s operating segments.  In accordance with this topic, the Company reports segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment is its U.S. based stores, including Puerto Rico, and its e-commerce store, www.childrensplace.com.  The Company measures its segment profitability based on operating income, defined by the Company as earnings before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain centrally managed inventory procurement functions such as production and design are allocated to each segment based upon usage.  Corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are allocated to the segments based primarily on net sales.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.

The following tables provide segment level financial information for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 (dollars in thousands):

	Thirteen Weeks Ended October 31, 2009
	The Children’s Place U.S.	The Children’s Place Canada	Total Company
Net Sales	$399,737	$63,438	$463,175
Operating income	47,760	17,011	64,771
Operating income as a percent of net sales	11.9%	26.8%	14.0%

Capital expenditures	17,758	168	17,926

	Thirteen Weeks Ended November 1, 2008
	The Children’s Place U.S.	The Children’s Place Canada	Total Company
Net Sales	$390,154	$60,469	$450,623
Operating income	36,909	14,014	50,923
Operating income as a percent of net sales	9.5%	23.2%	11.3%

Capital expenditures	17,364	3,335	20,699

	Thirty-nine Weeks Ended October 31, 2009
	The Children’s Place U.S.	The Children’s Place Canada	Total Company
Net Sales	$1,038,756	$141,996	$1,180,752
Operating income	56,540	25,569	82,109
Operating income as a percent of net sales	5.4%	18.0%	7.0%

Capital expenditures	43,696	1,315	45,011

	Thirty-nine Weeks Ended November 1, 2008
	The Children’s Place U.S.	The Children’s Place Canada	Total Company
Net Sales	$1,037,732	$151,132	$1,188,864
Operating income	62,597	27,276	89,873
Operating income as a percent of net sales	6.0%	18.0%	7.6%

Capital expenditures	35,863	3,366	39,229

Total assets by segment are as follows (dollars in thousands):

	The Children’s Place U.S.	The Children’s Place Canada	Restricted assets in bankruptcy estate of subsidiary	Total Company
October 31, 2009	$742,633	$92,683	$—	$835,316
January 31, 2009	845,701	94,056	—	939,757
November 1, 2008	873,364	93,974	78,971	1,046,309

14.                               RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

Stanley Silverstein, a former member of the Board of Directors who resigned from such position on August 3, 2009 and the father-in-law of Ezra Dabah, also a former member of the Board of Directors who resigned from such position on August 3, 2009, is an owner of Nina Footwear Corporation.  During the first quarter of fiscal 2008, the Company purchased approximately $0.4 million of footwear from Nina Footwear Corporation. No purchases have been made since that time.

15.          SUBSEQUENT EVENTS

Effective November 30, 2009, the Company amended its employment agreement with Charles Crovitz, Interim Chief Executive Officer, to extend his employment term until January 4, 2010, unless sooner terminated in accordance with the provisions thereof.

On December 3, 2009, the Board of Directors of the Company approved and adopted The Children’s Place Retail Stores, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”) to be effective January 1, 2010.  Under the Deferred Compensation Plan, which is a nonqualified, unfunded plan, eligible senior level employees and members of the Board of Directors of the Company may elect to defer payment of certain compensation for up to fifteen years.  The Company may, but is not required to, credit participants with additional Company contribution amounts.

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

Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•                  Third Quarter 2009 — The thirteen weeks ended October 31, 2009.

•                  Third Quarter 2008 — The thirteen weeks ended November 1, 2008.

•                  Year-To-Date 2009— The thirty-nine weeks ended October 31, 2009.

•                  Year-To-Date 2008 — The thirty-nine weeks ended November 1, 2008.

•                  Comparable Store Sales — Net sales, in constant currency, from stores that have been open at least 14 full months and that have not been substantially remodeled during that time.

•                  Comparable Retail Sales — Comparable Store Sales plus comparable sales from our e-commerce store.

•                  Gross Margin — Gross profit expressed as a percentage of net sales.

Our Business

We are a leading specialty retailer of children’s apparel and accessories.  We design, contract to manufacture and sell high-quality, value-priced merchandise under our proprietary “The Children’s Place” brand name.  Our objective is to deliver high-quality merchandise at value prices.  As of October 31, 2009, we owned and operated 856 stores in the United States, 94 stores in Canada and an e-commerce store at www.childrensplace.com.

Recent Developments

During the four weeks ended November 28, 2009, our Comparable Retail Sales decreased 13% compared to a 2% decrease during the four weeks ended November 29, 2008.

On December 3, 2009, our Board of Directors approved and adopted The Children’s Place Retail Stores, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”) to be effective January 1, 2010.  Under the Deferred Compensation Plan, which is a nonqualified, unfunded plan, eligible senior level employees and members of the Board of Directors may elect to defer payment of certain compensation for up to fifteen years.  We may, but are not required to, credit participants with additional contribution amounts.

Effective November 30, 2009, we amended our employment agreement with Charles Crovitz, Interim Chief Executive Officer, to extend his employment term until January 4, 2010, unless sooner terminated in accordance with the provisions thereof.

On August 27, 2009, we amended our lease for our corporate headquarters, which provides for additional space of approximately 17,500 square feet at an annual rate of approximately $0.5 million.  The additional space will be used primarily for our information technology needs, including our data center.

On August 3, 2009, we prepaid the remaining principal amount of $38.0 million under the Note Purchase Agreement, thereby terminating the Note Purchase Agreement and all of our obligations thereunder.

On July 29, 2009, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Ezra Dabah, our former Chief Executive Officer, Renee Dabah and certain related trusts (collectively, the “Sellers”) pursuant to which we agreed to purchase from the Sellers an aggregate of approximately 2.45 million shares of our common stock at a price of $28.88 per share, which represented a discount of 5% to the average of the closing prices of our common stock of the three days ended July 28, 2009 (the “Sale”).  On August 3, 2009, the Sale was completed with us making total payments to the Sellers of approximately $70.8 million.  In addition, we incurred approximately $2.7 million in transaction costs related to the Sale, which are included in the cost of the acquired shares.  Immediately after the Sale, the acquired shares of common stock were retired.  Pursuant to the Securities Purchase Agreement, Ezra Dabah and Stanley Silverstein tendered their resignations from our board of directors effective August 3, 2009.

Pursuant to the Securities Purchase Agreement, the Company had agreed to file with the Securities and Exchange Commission a registration statement to effect the registration, offer and sale of approximately 2.5 million shares held by the Sellers, after giving effect to the Sale, in a firm commitment underwritten offering (the “Offering”) in the event the Sellers elected to sell such additional shares.  On October 9, 2009, the Company received notice that the Sellers had elected not to sell their additional shares pursuant to the registration statement, and as such, did not file the registration statement.  The Company had agreed to pay all expenses incident to the Offering except for (i) underwriting discounts, commissions or fees attributable to the Offering or any counsel, accountants or other persons retained by the Sellers and (ii) any taxes incident to the sale and delivery of the securities in connection with the Offering.  As of October 31, 2009, the Company had incurred expenses of approximately $0.1 million in connection with the registration statement.

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

In April 2008, the Company entered into a settlement and release of claims agreement with Hoop and the official committee of unsecured creditors in the Cases (the “Settlement Agreement”), which was approved by the U.S. Bankruptcy Court on April 29, 2008.  Under the Settlement Agreement, the Company agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against the Hoop Entities.  Such claims included intercompany charges for shared services of approximately $24.9 million, a capital contribution made on March 18, 2008 of approximately $8.3 million, payment of severance and other employee costs for the Company’s employees servicing Hoop of approximately $7.7 million, and $6.8 million of professional fees and other costs the Company has incurred during the Cases, as well as claims that might be asserted against the Company in the Cases.  As of October 31, 2009, the Company has paid approximately $45.8 million related to the Settlement Agreement, and has remaining accruals of $1.9 million, primarily for legal claims and related costs, and severance.

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

The “Segment Reporting” topic of the FASB ASC establishes standards for reporting information about a company’s operating segments.  Accordingly, we report segment data based on management responsibility:  The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are our U.S. based stores, including Puerto Rico, and our e-commerce store, www.childrensplace.com.  We measure our segment profitability based on operating income, defined as earnings before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain centrally managed inventory procurement functions such as production and design are allocated to each segment based upon usage.  Corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are allocated to the segments based primarily on net sales.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.

Operating Highlights

Net sales decreased by $8.1 million, or 1%, to $1,180.8 million in Year-To-Date 2009 from $1,188.9 million during Year-To-Date 2008.  Our Comparable Retail Sales decreased 3% during Year-To-Date 2009 compared to a 5% increase during Year-To-Date 2008.  During Year-To-Date 2009, we opened 34 The Children’s Place stores and closed one.  During Year-To-Date 2008, we opened 22 The Children’s Place stores and closed six.

During Year-To-Date 2009, we reported income from continuing operations of $54.7 million, or $1.88 per diluted share, compared to $50.6 million, or $1.72 per diluted share, during Year-To-Date 2008.   During Year-To-Date 2009, the following factors significantly impacted our business:

•                  The continued downturn in the U.S. and Canadian economic environments; and

•                  Reductions in selling, general and administrative expenses.

Additionally, income from continuing operations for Year-To-Date 2009 included:

•                  Approximately $2.0 million of professional fees related to our proxy contest;

•                  Approximately $2.4 million of interest and deferred financing expenses related to our repayments of our term loan;

•                  A $4.5 million tax benefit related to the settlement of an IRS income tax audit and $4.8 million of foreign tax credits related to the repatriation of foreign cash;

•                  A $4.7 million gain from the favorable settlement of an IRS employment tax audit related to stock options of which approximately $1.5 million was a reversal of accrued interest;

•                  Restructuring costs of approximately $2.9 million related to our strategic initiatives, primarily the moving of our e-commerce fulfillment center from Secaucus, New Jersey to our distribution center in Fort Payne, Alabama; and

•                  A $0.8 million asset impairment charge for an underperforming store that has been open for less than two years.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Average Translation Rates (1)
Canadian Dollar	0.9316	0.9191	0.8719	0.9688
Hong Kong Dollar	0.1290	0.1284	0.1290	0.1283
China Yuan Renminbi	0.1464	0.1461	0.1464	0.1440

Effect on Operating Results (in millions)
Net sales (2)	$0.6	$(3.6)	$(13.6)	$5.0
Gross profit	0.3	(1.5)	(5.9)	2.9
Income (loss) from continuing operations before income taxes	0.2	(0.4)	(2.6)	2.0

(1)          The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of each foreign currency.

(2)          Net sales are affected only by the Canadian Dollar translation rates.

In addition to the translation impact noted above, the gross margin of our Canadian subsidiary is also impacted by its purchases of inventory, which is priced in U.S. Dollars.  The effects of these purchases on our gross profit were decreases of approximately $0.6 million and $4.4 million for the thirteen and thirty-nine weeks ended October 31, 2009 compared to a decrease of approximately $2.4 million for the thirteen weeks ended November 1, 2008 and an increase of approximately $1.5 million for the thirty-nine weeks ended November 1, 2008.

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

We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  We estimate sell-through rates based upon historical and forecasted information.  Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results; however, a 10% difference in our markdown reserve as of October 31, 2009 would have impacted net income by approximately $0.9 million.  Our markdown reserve balance at October 31, 2009 was $15.7 million.

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

Equity Compensation—We account for equity compensation according to the provisions of the “Stock Compensation” topic of FASB ASC.

Stock Options

During Fiscal 2008, we ceased issuing stock options in favor of deferred stock awards.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  Application of other assumptions could have resulted in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in our financial statements.  Additionally, we estimate a forfeiture rate for those awards not expected to vest.  While actual forfeitures could vary significantly from those estimated, a 10% difference would not have a material impact on our net income.  Total unamortized stock compensation at October 31, 2009 was $0.1 million.

Restricted Stock, Deferred Stock and Performance Awards

We grant restricted shares and deferred stock awards to our employees and non-employee directors and performance awards to certain key members of management.  The fair value of these awards is based on the average of the high and low selling price of our common stock on the grant date.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.  While actual forfeitures could vary significantly from those estimated, a 10% change in our forfeiture rate would impact our net income by approximately $0.4 million.  In addition, the number of performance shares earned is dependant upon our operating results over a specified time period.  The expense for performance shares is based on an estimate of the number of shares we think will vest based on our earnings-to-date plus our estimate of future earnings for the remaining performance period.  To the extent that actual operating results differ from our estimates, future performance share compensation expense could be significantly different.  A 50% decrease in our projected future earnings could decrease our equity compensation, pre-tax, by approximately $2.5 million, and a 50% increase in our projected future earnings could increase our equity compensation, pre-tax, by approximately $0.3 million.

Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which could have a significant impact on our results of operations.  Our historical estimates have not differed materially from actual results; however, a 10% difference in our insurance reserves as of October 31, 2009 would have impacted net income by approximately $0.7 million.

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

For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  For each of these stores, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At October 31, 2009, the average net book value per store was $0.2 million.

Income Taxes—We utilize the liability method of accounting for income taxes as set forth in the “Income Taxes” topic of the FASB ASC.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  In determining the need for a valuation allowance, we consider projected future taxable income and the availability of tax planning strategies.  If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.

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

Recently Adopted Accounting Standards

In June 2009, the FASB issued standards that established the FASB ASC.  These standards were effective for financial statements issued for reporting periods that end after September 15, 2009 and will serve as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.  FASB ASC reorganizes all accounting standards in U.S. GAAP, aside from those issued by the SEC, and establishes a new hierarchy of GAAP sources for non-governmental entities.  All future updates to U.S. GAAP will no longer be issued in the form of FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts, but rather the FASB will issue “Accounting Standards Updates” instead.  This adoption did not have any financial impact on our condensed consolidated financial statements.

On February 1, 2009, as required by the “Fair Value Measurements and Disclosure” topic of the FASB ASC, we adopted the updated provisions that pertain to all non-financial assets and non-financial liabilities.  These provisions define fair value, provide guidance for using fair value to measure assets and liabilities, establish a framework for measuring fair value in U.S. GAAP and expand disclosures about fair value measurement.  This adoption did not have any financial impact on our condensed consolidated financial statements.

In the second quarter of fiscal 2009, we adopted the provisions of the “Subsequent Events” topic of the FASB ASC.  This topic establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In accordance with this topic, we evaluate subsequent events through the date our financial statements are issued.  For the quarter ended October 31, 2009, subsequent events have been evaluated through December 4, 2009.  This adoption did not have any financial impact on our condensed consolidated financial statements.

In the second quarter of fiscal 2009, as required by the “Fair Value Measurements and Disclosure” topic of the FASB ASC, we adopted updated provisions as follows; a) for all financial and non-financial assets, updated guidance in determining whether a market is active or inactive and whether a transaction is distressed, as well as enhanced related disclosures, and b) additional disclosure requirements about fair value of financial instruments in interim and annual financial statements.  The adoption of these provisions did not have any financial impact on our condensed consolidated financial statements.

In August 2009, the FASB issued an accounting standard update, “Measuring Liabilities at Fair Value”, which amends the “Fair Value Measurements and Disclosure” topic of the Codification.  This update clarifies the fair value measurement requirements for liabilities that lack a quoted price in an active market.  This standard was effective starting in August 2009 and did not have any financial impact on our condensed consolidated financial statements.

Recently Issued Accounting Updates

In September 2009, the FASB issued an accounting standard update, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which amends the “Fair Value Measurements and Disclosure” topic of the Codification.  This update provides fair value measurement and disclosure guidance for an investor on using the net asset value per share provided by an investee.  This standard will be effective for interim and annual periods ending on or after December 15, 2009.  We do not expect this adoption to have any financial impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales.  We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”).  For example, our selling, general and administrative expenses decreased approximately 250 basis points to 25.6% of net sales during Third Quarter 2009 from 28.1% during Third Quarter 2008.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.4	56.4	59.9	58.3
Gross profit	43.6	43.6	40.1	41.7
Selling, general and administrative expenses	25.6	28.1	28.5	29.6
Asset impairment charge	0.1	0.2	0.1	0.1
Depreciation and amortization	3.9	3.9	4.5	4.5
Operating income	14.0	11.3	7.0	7.6
Interest (expense), net	(0.1)	(0.4)	(0.4)	(0.2)
Income from continuing operations before income taxes	13.9	10.9	6.5	7.3
Provision for income taxes	5.6	4.6	1.9	3.1
Income from continuing operations	8.2	6.3	4.6	4.3
Loss from discontinued operations, net of taxes	(0.1)	(1.0)	—	(0.6)
Net income	8.2%	5.3%	4.6%	3.7%
Number of stores, end of period	950	920	950	920

Table may not add due to rounding.

The Third Quarter 2009 Compared to the Third Quarter 2008

Net sales increased by $12.6 million, or 3%, to $463.2 million during Third Quarter 2009 from $450.6 million during Third Quarter 2008.  Our Third Quarter 2009 net sales increase resulted from a $18.0 million increase in sales from new stores and other stores that did not qualify as comparable stores and a $0.6 million increase due to changes in the Canadian exchange rates, partially offset by a Comparable Retail Sales decrease of 2%, or $6.0 million. Our 2% decrease in Comparable Retail Sales includes a Comparable Store Sales decrease of 4%, or $16.8 million, partially offset by an increase in our e-commerce sales of 44%, or $10.8 million.  Comparable Store Sales declined as our average dollar transaction size decreased by 4% while the number of transactions remained flat.

During Third Quarter 2009, we opened 13 stores, and during Third Quarter 2008, we opened 19 stores and closed one store.

On a segment basis, The Children’s Place U.S. net sales increased $9.5 million, or 2.5%, to $399.7 million in the Third Quarter 2009 compared to $390.2 million in the Third Quarter 2008.  This increase resulted from a $10.8 million increase in e-commerce sales and a $12.4 million increase in sales from new stores and other stores that did not qualify as comparable stores, partially offset by a Comparable Store Sales decrease of 4%, or $13.7 million.  E-commerce sales, as a percentage of net sales, increased to 8% in the Third Quarter 2009 from 5% in the Third Quarter 2008.  The decrease in Comparable Store

Sales resulted primarily from a 4% decline in the average dollar transaction size while the number of transactions remained flat.  Comparable Store Sales were down in all regions except for the Southeast and Southwest.  The Children’s Place Canada net sales increased $3.0 million, or 4.9%, to $63.4 million in the Third Quarter 2009 compared to $60.5 million in the Third Quarter 2008.  This increase resulted from a $5.4 million increase in sales from new stores and other stores that did not qualify as comparable stores and a $0.6 million increase due to changes in the Canadian exchange rates, partially offset by a Comparable Store Sales decrease of 5%, or $3.0 million.  The decrease in Comparable Store Sales was primarily attributable to a 4% decline in the number of transactions and a 1% decrease in the average dollar transaction size.  Comparable Store Sales were down in all departments except for accessories.

Gross profit increased by $5.4 million to $201.8 million during Third Quarter 2009 from $196.4 million during Third Quarter 2008, while Gross Margin was 43.6% in both periods.  A higher initial markup of approximately 60 basis points was entirely offset by increased markdowns.  Gross Margin at The Children’s Place U.S. increased approximately 20 basis points from 42.2% in the Third Quarter 2008 to 42.4% in the Third Quarter 2009.  This increase resulted primarily from a higher initial markup and a reduction in distribution costs, partially offset by higher markdowns.  Gross Margin at The Children’s Place Canada decreased approximately 110 basis points from 54.2% in the Third Quarter 2008 to 53.1% in the Third Quarter 2009.  This decrease resulted primarily from a de-leverage of occupancy costs and higher markdowns, partially offset by a higher initial markup:

Selling, general and administrative expenses decreased $8.1 million to $118.6 million during Third Quarter 2009 from $126.7 million during Third Quarter 2008.  As a percentage of net sales, selling, general and administrative expenses decreased approximately 250 basis points to 25.6% during Third Quarter 2009 from 28.1% during Third Quarter 2008.  Included in the Third Quarter 2008 is a net credit of approximately $5.7 million, or 130 basis points, related to services provided to the acquirer of the Disney Store business.  Excluding this credit, our selling, general and administrative services decreased 380 basis points, which resulted primarily from the following:

•                  Marketing expenses were favorable by approximately 90 basis points, or $3.5 million, due to reductions in certain programs and a shift of certain spending to the fourth quarter in fiscal 2009;

•                  Store expenses, primarily supplies and maintenance costs, decreased by approximately $0.6 million, or 60 basis points, resulting from our cost cutting initiatives;

•                  Store opening and remodeling costs were favorable approximately $0.9 million, or 50 basis points, reflecting fewer new store openings in the Third Quarter 2009;

•                  Transaction gains and losses associated with foreign currency denominated liabilities had a favorable impact of approximately 50 basis points.  In the Third Quarter 2009, we had approximately $0.1 million of gains associated with foreign currency denominated liabilities while in the Third Quarter 2008 we had approximately $2.3 million of losses, primarily as a result of the US dollar significantly strengthening against the Canadian dollar during that period;

•                  Business taxes and other costs, decreased approximately $1.3 million, or 30 basis points, primarily as a result of favorable assessments in the Third Quarter 2009 versus unfavorable assessments in the Third Quarter 2008;

•                  Corporate facility costs decreased by $1.4 million, or 30 basis points, resulting from our cost cutting initiatives;

•                  Incentive bonus expense was favorable by approximately $0.9 million, or 20 basis points, as bonuses are based on higher targets in fiscal 2009 versus fiscal 2008; and

•                  Administrative payroll decreased by $0.6 million, or 20 basis points, as a result of lower headcount.

Asset impairments charges were $0.3 million during Third Quarter 2009, compared to $1.0 million during Third Quarter 2008.  During Third Quarter 2009, we partially impaired one store.  During Third Quarter 2008, we fully impaired four under performing stores and partially impaired five others.

Depreciation and amortization was $18.2 million during Third Quarter 2009, compared to $17.8 million during Third Quarter 2008.  As a percentage of net sales, depreciation and amortization remained constant at 3.9%.

Interest expense, net was $0.5 million, during Third Quarter 2009, compared to $1.9 million during Third Quarter 2008.  Outstanding borrowings during Third Quarter 2008 included an $85 million term loan, which accrued interest at an average rate of 11.9% per annum.  The remaining $38 million balance of the term loan was repaid on August 3, 2009.

Provision for income taxes was $26.1 million during Third Quarter 2009 compared to $20.6 million during Third Quarter 2008.  The increase of $5.5 million is the result of higher pre-tax earnings from continuing operations partially offset by a lower effective tax rate.  Our effective tax rate was 40.6 % in the Third Quarter 2009 compared to 42.0% in the Third

Quarter 2008.  The decrease in our effective tax rate is the result of a change in the mix of pretax income in the different tax jurisdictions in which we do business.

Loss from discontinued operations, net of income taxes was $0.4 million in the Third Quarter 2009 compared to $4.4 million in the Third Quarter 2008.  The loss during Third Quarter 2009 includes legal and professional fees related to the wind down of the Disney Store business.  The loss during Third Quarter 2008, includes additional reserves for legal settlements of $1.9 million, the settlement of certain landlord claims and other obligations of $1.2 million and professional fees of $1.6 million and a net tax benefit of approximately $0.6 million, which included a provision of $1.6 million related to a Canadian tax proof of claim filed against the Hoop estate.

Net income was $37.8 million and $24.1 million during Third Quarter 2009 and Third Quarter 2008, respectively, due to the factors discussed above.

Thirty-Nine Weeks Ended October 31, 2009 Compared to Thirty-Nine Weeks Ended November 1, 2008

Net sales decreased by $8.1 million, or 1%, to $1,180.8 million during Year-To-Date 2009 from $1,188.9 million during Year-To-Date 2008.  Our net sales decrease resulted from a Comparable Retail Sales decrease of 3%, which accounted for $29.2 million of our sales decrease and a $13.6 million decrease from unfavorable changes in the Canadian foreign exchange rate, mostly offset by a $34.7 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores.  The Comparable Retail Sales decrease is comprised of a Comparable Store Sales decrease of 5%, or $52.7 million, partially offset by an increase in e-commerce sales of 37.8%, or $23.5 million.  Our 5% Comparable Store Sales decrease reflects a 3% decrease in the number of transactions and a 2% decrease in our average dollar transaction size.

During Year-To-Date 2009, we opened 34 stores and closed one.  During Year-To-Date 2008, we opened 22 stores and closed six.

On a segment basis, The Children’s Place U.S. net sales increased $1.1 million, or 0.1%, to $1,038.8 million for Year-To-Date 2009 compared to $1,037.7 million for Year-To-Date 2008.  This increase resulted primarily from an increase in our e-commerce sales of $23.5 million and an increase in net sales from new stores and other stores that did not qualify as comparable stores of $22.6 million, mostly offset by a decrease in Comparable Store Sales of $45.0 million, or 5%.  Our decrease in Comparable Store Sales was primarily the result of a 3% decrease in the number of transactions and a 2% decline in the average dollar transaction size.  Comparable Store Sales were down in all regions.  E-commerce sales, as a percentage of net sales, increased to 7% for Year-To-Date 2009 from 5% for Year-To-Date 2008.  The Children’s Place Canada net sales decreased $9.1 million, or 6.0%, to $142.0 million for Year-To-Date 2009 compared to $151.1 million for Year-To-Date 2008.  $13.6 million of this decrease resulted from unfavorable changes in the average Canadian exchange rates and $7.6 million from a decline in Comparable Store Sales of 5%, partially offset by $12.1 million of sales from new stores and other stores that did not qualify as comparable stores.  The decrease in Comparable Store Sales was primarily the result of a 3% decrease in the number of transactions and a 2% decline in the average dollar transaction size.

Gross profit decreased by $22.3 million to $473.7 million during Year-To-Date 2009 from $496.0 million during Year-To-Date 2008.  Gross Margin decreased to 40.1% during Year-To-Date 2009 from 41.7% in Year-To-Date 2008.  The decrease in Gross Margin resulted primarily from a lower initial mark-up of approximately 50 basis points, higher markdowns and shrink reserves of approximately 80 basis points and the de-leveraging of other costs, primarily occupancy, of approximately 30 basis points.  Gross Margin at The Children’s Place U.S. decreased approximately 120 basis points from 40.5% Year-To-Date 2008 to 39.3% in Year-To-Date 2009 and Gross Margin at The Children’s Place Canada decreased approximately 410 basis points from 52.1% in Year-To-Date 2008 to 48.0% in Year-To-Date 2009.  Gross Margin in both segments decreased due to lower initial markups, higher markdowns and shrink reserves and the de-leveraging of occupancy.  Gross Margin at The Children’s Place Canada was also negatively impacted by foreign exchange rates.

Selling, general and administrative expenses decreased $15.3 million to $336.6 million during Year-To-Date 2009 from $351.9 million during Year-To-Date 2008.  As a percentage of net sales, selling, general and administrative expenses decreased approximately 110 basis points to 28.5% of net sales during Year-To-Date 2009 from 29.6% during Year-To-Date 2008.  Our selling, general and administrative expenses were affected by the following items, which we consider to be unusual:

Year-To-Date 2009

•                  a gain from the favorable settlement of an IRS employment tax audit related to stock options of approximately $3.2 million, or 30 basis points;

•                  professional fees incurred of approximately $2.0 million, or 20 basis points, related to a proxy contest; and

•                  restructuring costs of approximately $2.9 million, or 20 basis points, related to our strategic initiative of moving our e-commerce fulfillment center from Secaucus, New Jersey to our distribution center in Fort Payne, Alabama.

Year-To-Date 2008

•                  transition service income, net of variable expenses incurred, of approximately $11.1 million, or 90 basis points;

•                  a gain on the sale of a store lease of approximately $2.3 million, or 20 basis points;

•                  professional fees related to our corporate restructuring of approximately $2.4 million, or 20 basis points; and

•                  professional fees related to the stock option investigation of approximately $1.3 million, or 10 basis points.

Excluding the effect of the above items, our selling, general and administrative expenses decreased approximately $26.8 million and as a percentage of net sales, decreased approximately 200 basis points to 28.4%.  This decrease resulted primarily from the following:

•                  Marketing expenses were favorable by approximately 40 basis points, or $4.9 million, due to reductions in certain programs and a shift of certain spending to the fourth quarter in fiscal 2009;

•                  Store expenses, primarily supplies and maintenance, were favorable by approximately $5.0 million, or 30 basis points, resulting from our cost cutting initiatives;

•                  Professional fees decreased by approximately $3.1 million, or 30 basis points, resulting from our cost cutting initiatives;

•                  Transaction gains and losses associated with foreign currency denominated liabilities had a favorable impact of approximately 30 basis points.  During Year-To-Date 2009, we had approximately $0.4 million of transactions gains while during Year-To-Date 2008 we had approximately $2.7 million of losses, primarily as a result of the US dollar significantly strengthening against the Canadian dollar during that period;

•                  Corporate facility costs decreased by $2.3 million, or 20 basis points, resulting from our cost cutting initiatives;

•                  Administrative payroll decreased by $2.1 million, or 20 basis points, as a result of lower headcount; and

•                  Incentive bonus expense was favorable by approximately $2.9 million, or 20 basis points, as bonuses are based on higher targets in fiscal 2009 versus fiscal 2008.

Asset impairment charges were $1.7 million during Year-To-Date 2009, compared to $1.1 million during Year-To-Date 2008.  During Year-To-Date 2009, we fully impaired two under performing stores and partially impaired two others.  During Year-To-Date 2008, we fully impaired five under performing stores and partially impaired six others.

Depreciation and amortization was $53.3 million during Year-To-Date 2009, compared to $53.2 million during Year-To-Date 2008.  As a percentage of net sales, depreciation and amortization remained constant at 4.5%.

Interest expense, net was $5.3 million during Year-To-Date 2009, compared to $2.8 million during Year-To-Date 2008.  The increase results from lower interest income and slightly higher interest expense during Year-To-Date 2009.  The lower interest income is due primarily to lower cash balances in the current year as we repaid the $85 million term loan and repurchased shares of our common stock for approximately $74 million.  Interest expense was slightly higher due to a higher average outstanding debt as the $85 million term loan was not acquired until the end of the second quarter in fiscal 2008, and was not fully repaid until the beginning of the Third Quarter 2009.  Also included in the interest expense during Year-To-Date 2009 is a $1.5 million credit related to the reversal of accrued interest resulting from a favorable settlement of an IRS employment tax audit and a $1.5 million charge related to the pre-payment of the remaining balance on our term loan.

Provision for income taxes decreased $14.3 million to $22.2 million for Year-To-Date 2009 compared to $36.5 million for Year-To-Date 2008.  This decrease is the result of lower pre-tax earnings and a lower effective tax rate.  Our effective tax rate was 28.9% for Year-To-Date 2009 compared to 41.9% for Year-To-Date 2008.  The lower effective tax rate results primarily from a $4.5 million accrual reduction related to the settlement of an IRS income tax audit and a $4.8 million one time benefit related to the repatriation of foreign cash during second quarter of fiscal 2009.

Loss from discontinued operations, net of income taxes was $0.4 million during Year-To-Date 2009 compared to $7.0 million during Year-To-Date 2008.  The loss during Year-To-Date 2009 includes legal and professional fees related to the wind down of the Disney Store business.  The loss during Year-To-Date 2008 included approximately $8.5 million of operating losses in the first quarter of fiscal 2008, approximately $17.6 million in professional, restructuring and severance expenses associated with the Hoop bankruptcy filings, and a gain on the disposal of the Disney Store business of approximately $22.5 million.

Net income for Year-To-Date 2009 and Year-To-Date 2008 was $54.2 million and $43.6 million, respectively, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital needs typically follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and holiday selling seasons.  Our primary uses of cash are the financing of new store openings and working capital requirements, principally inventory purchases.

As of October 31, 2009, we had $102.3 million in cash and cash equivalents and no borrowings outstanding under our credit facility.  Our credit facility provides for borrowings up to the lesser of $200 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facilities” below).  At October 31, 2009, our availability under the credit facility was $200.0 million.

On June 11, 2009, we received a notice of assessment, in the amount of approximately $2.1 million, from Revenue Quebec regarding our sales tax filings.  We have objected to the assessment and believe that upon review it will be reversed.  During the third quarter of fiscal 2009, Revenue Quebec required us to guarantee the assessed amount in the form of a deposit into a restricted cash account.  Until such time that the pending assessment is resolved, the balance of the account remains ours.

As previously discussed, on August 3, 2009, pursuant to the Securities Purchase Agreement, we purchased approximately 2.45 million shares of our common stock at a price of $28.88 per share.  Total cost of this share repurchase was $73.5 million and included transaction costs of approximately $2.7 million.  On August 3, 2009, we prepaid the remaining principal amount of $38.0 million under the Note Purchase Agreement.  All of these payments were made from our existing cash balances.

During the remainder of fiscal 2009, we anticipate spending approximately $20 to $25 million on capital expenditures, including the continued build out of a new office facility and a warehouse management project in one of our distribution centers.  We expect that we will continue to meet our capital expenditure and working capital requirements with remaining cash, cash generated from operations, and availability on our credit facility.

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

The 2008 Credit Agreement consists of a $200 million asset based revolving credit facility, with a $175 million sublimit for standby and documentary letters of credit. Revolving credit loans outstanding under the 2008 Credit Agreement bear interest, at our option, at:

(i)                                     the prime rate plus a margin of 0.0% to 0.5% based on the amount of our average excess availability under the facility; or

(ii)                                  LIBOR for an interest period of one, two, three or six months, as selected by us, plus a margin of 2.00% to 2.50% based on the amount of our average excess availability under the facility.

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

On May 4, 2009, the 2008 Credit Agreement was amended, which included the following changed rates: the LIBOR margin spread changed to 2.00% to 2.50% from 1.50% to 2.00%, the commercial letter of credit fees range changed to 1.25% to 1.75% from 0.75% to 1.25%, and the standby letter of credit fees range changed to 2.00% to 2.50% from 1.50% to 2.00%.

On July 29, 2009, the 2008 Credit Agreement was amended to permit us to purchase certain of our outstanding shares and to repatriate funds from Hong Kong and Canada.  In connection with this amendment, we paid an amendment fee of approximately $1.0 million and increased our unused line fee from 0.25% to 0.50%-0.75% depending on total facility usage.

On October 5, 2009, the 2008 Credit Agreement was amended to: (a) increase the aggregate permitted purchase money indebtedness to finance the acquisition of fixed or capital assets from $5.0 million to $25.0 million, (b) allow for unlimited transfers from foreign subsidiaries to U.S. loan parties, and (c) allow for the planned dissolution of a non-operating subsidiary.

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

We capitalized approximately $2.2 million in deferred financing costs related to the Note Purchase Agreement, which was being amortized on a straight-line basis over its term except that in the event of prepayments, the portion of the deferred financing costs related to prepayments is accelerated.  In conjunction with the $47 million of prepayments made on April 13, 2009 (see below), we expensed an additional $0.9 million of deferred financing costs.  In connection with the prepayment on August 3, 2009 (see below), we expensed the remaining deferred financing costs.

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

Cash Flows/Capital Expenditures

During Year-To-Date 2009, cash flows provided by operating activities were $72.3 million compared to $172.5 million in Year-To-Date 2008.  Cash flows used in investing activities were $47.2 million in Year-To-Date 2009 compared to $56.1 million during Year-To-Date 2008.  Cash flows used in financing activities were $154.3 million in Year-To-Date 2009 compared to $3.8 million in Year-To-Date 2008.  The components of our cash flows are presented below separately as cash flows from continuing operations and discontinued operations.

Cash Flows from Continuing Operations

Cash provided by operating activities were $72.7 million in Year-To-Date 2009 compared to $152.1 million in Year-To-Date 2008.  The net decrease of $79.4 million resulted primarily from the following:

•                  the timing of payments on accounts payables, primarily in-transit inventory, which resulted in greater cash outflows of $65.3 million;

•                  increased income tax payments of approximately $5.9 million;

•                  a decrease in income from continuing operations before taxes, exclusive of non-cash charges, of approximately $4.5 million, resulting primarily from lower sales and gross profit;

•                  the timing of payments on accrued expenses and other current liabilities, primarily payroll and occupancy costs, which resulted in greater cash outflows of $18.2 million; and

•                  the elimination of funding the subsidiaries in discontinued operations, which resulted in increased cash flow of approximately $21.2 million.

Cash flows used in investing activities increased to $47.2 million in Year-To-Date 2009 from $36.9 million in Year-To-Date 2008.  This increase resulted primarily from increased capital expenditures of approximately $5.8 million and restricted cash of $2.2 million.  The increased capital expenditures result primarily from 12 more store openings during Year-To-Date 2009. In addition, Year-To-Date 2008 includes $2.3 million of cash inflow from the sale of a store lease.

Cash flows used in financing activities were $154.3 million during Year-To-Date 2009 compared to cash flows provided by financing activities of $8.1 million during Year-To-Date 2008.  Year-To-Date 2009 includes payments of $85 million on our term loan, $73.9 million for the purchase of our common stock pursuant to the Securities Purchase Agreement and $1.0 million for deferred financing costs associated with an amendment of our credit facility, partially offset by $5.6 million of proceeds from the exercise of stock options.  Year-To-Date 2008 includes $85 million of proceeds received on a term loan, $4.7 million of proceeds from the exercise of stock options partially offset by $69.6 million of net repayments under our credit facility, an $8.3 million capital contribution to our subsidiary in bankruptcy and $3.8 million of deferred financing costs associated with the term loan and credit facility.

Cash Flows from Discontinued Operations

For Year-To-Date 2009, the only cash flow related to discontinued operations is the payment of certain legal and professional fees of approximately $0.4 million.

For Year-To-Date 2008, cash provided by operating activities was $20.4 million and reflects the sale of the Disney Business and bankruptcy of the Hoop entities during the first quarter.  Consequently, no new inventory purchases were made, existing prepayments were used and not replaced, and payments of liabilities were reduced.  Cash flows used in investing activities were $19.2 million and reflect the restriction of all cash to settle liabilities in bankruptcy and payments of capital expenditures, partially offset by the proceeds from the sale of the Disney Business.

Capital Expenditures

We anticipate that total capital expenditures for continuing operations will be in the range of approximately $65 to $70 million in fiscal 2009.  As of October 31, 2009, we have opened 34 new stores and have remodeled 11 stores at an aggregate cost of approximately $28 million.  We have spent approximately $6 million on projects in our distribution centers, approximately $6 million on our new office facility and approximately $5 million on information technology and other initiatives.  In the fourth quarter, we anticipate spending an additional approximately $6 million on store projects, approximately $8 million on the build out of our new office facility, approximately $5 million on a distribution center project and approximately $3 to $6 million on information technology and other administrative projects.

Our ability to continue to meet our capital requirements in fiscal 2009 depends on our ability to generate cash flows from operations, available cash on hand and borrowings under our credit facilities.  Cash flow generated from operations depends on our ability to achieve our financial plans.  We believe that our cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months.  Further, we do not expect the current economy to preclude us from meeting our cash requirements.

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

Interest Rates

Our credit facility bears interest at either the prime rate or a floating rate equal to LIBOR plus a calculated spread based on our average excess availability.  As of October 31, 2009, we had no borrowings under the credit facility.  During Year-To-Date 2009, our total weighted average borrowings under all debt agreements were approximately $38.0 million and the weighted average interest rate was 11.5%.  A 120 basis point change in the respective annual interest rates would either increase or decrease our interest expense by $0.5 million.

Foreign Assets and Liabilities

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian subsidiaries are considered long-term; however, we are not deemed to be permanently reinvested in our Hong Kong subsidiary.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of October 31, 2009, net assets in Canada and Hong Kong were $63.8 million and $18.9 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $6.4 million and $1.9 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

As of October 31, 2009, we had approximately $43.9 million of our cash and investment balances held in foreign countries, of which approximately $25.4 million was in Canada, approximately $17.0 million was in Hong Kong and approximately $1.5 million was in China.

Foreign Operations

Approximately 12% of our consolidated net sales and 12% of our total costs and expenses are transacted in foreign currencies.  As a result, fluctuations in exchange rates impact the translation of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates for Year-To-Date 2009, net sales and total costs and expenses could have decreased or increased by approximately $14.2 million and $12.8 million, respectively.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At October 31, 2009, we had foreign currency denominated receivables and payables of $2.8 million and $2.5 million, respectively.  We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at October 31, 2009.

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

Item 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our Interim Chief Executive Officer and our Executive Vice President—Finance and Administration, who is also our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2009.  Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2009 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officers and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part II - OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS.

On August 5, 2009, certain current and former members of the board of directors and senior executives of The Children’s Place Retail Stores, Inc. (the “Company”) were served with a stockholder derivative action filed in the Superior Court of New Jersey, Hudson County, Chancery Division.  The Company has been named as a nominal defendant.  The Complaint alleges, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and its stockholders and engaged in corporate waste in connection with the Disney Store transaction and resignation of the Company’s former Chief Executive Officer.  The complaint seeks money damages, the costs and disbursements of the lawsuit, as well as equitable relief.  On November 20, 2009, the defendants filed a motion to dismiss the action.  While the Company’s Board of Directors and management intend to vigorously contest these allegations and the claims made, no assurance can be given as to the outcome of this litigation.  We do not believe that the costs and expenses of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

On September 21, 2007, a stockholder class action was filed in the United States District Court, Southern District of New York (the “Court”) against us and certain of our current and former senior executives.  The complaint alleges, among other things, that certain of our current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of our stock to be artificially inflated in violation of provisions of the Exchange Act, as amended.  It alleges that subsequent disclosures establish the misleading nature of these earlier disclosures.  The complaint seeks monetary damages plus interest as well as costs and disbursements of the lawsuit.  On October 10, 2007, another stockholder class action was filed in the United States District Court, Southern District of New

York, against us and certain of our current and former senior executives.  This complaint makes similar allegations and seeks similar relief as those of the class action filed on September 21, 2007.  These two actions have been consolidated and the plaintiffs filed a consolidated amended class action complaint on February 28, 2008.  On March 28, 2008, we filed a motion to dismiss this action, which was denied by the court on July 18, 2008.  On June 26, 2009, we and all other parties entered into a Stipulation of Settlement to settle the action in the amount of $12 million, which was approved by the Court on November 2, 2009.  The cost of the settlement is covered by our insurance.

On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores, LLC in the Superior Court of California, County of Los Angeles.  The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Ms. Fong and other individuals similarly situated.  We filed our answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant.  Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.  The case is currently proceeding against the other defendants and, on December 18, 2008, the Court granted the plaintiff’s motion for class certification on the misclassification claim.  We have reached a tentative settlement in the amount of $0.6 million, which was preliminarily approved by the Court on October 6, 2009.  The Company has accrued for the cost of this settlement and the related expense was charged to discontinued operations.

On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals.  The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief.  The plaintiff filed an amended complaint on January 25, 2008.  Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.  On March 2, 2009, the Court granted the plaintiff’s motion to dismiss the Company as a defendant and to replace the Company with its subsidiary, The Children’s Place Services Company, LLC.  On October 8, 2009, the parties reached a tentative settlement in the amount of $0.3 million, and the parties are negotiating the terms of the settlement agreement.  The Company has accrued for the cost of this settlement and the related expense was charged to discontinued operations.

We are also involved in various legal proceedings arising in the normal course of business.  In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on our financial condition.

Except as described above, during the quarter ended October 31, 2009, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, the Current Report on Form 10-Q for the quarter ended May 2, 2009 and the Current Report on Form 10-Q for the quarter ended August 1, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides a month-to-month summary of our share repurchase activity during the fiscal quarter ended October 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
8/1/09 through 8/31/09 (1)	2,451,315	$28.88	2,451,315	N/A
9/1/09 through 9/30/09	0	N/A	N/A	N/A
10/1/09 through 10/31/09	0	N/A	N/A	N/A
Total	2,451,315	$28.88	2,451,315	N/A

(1) On July 29, 2009, the Company announced that it had entered into a securities purchase agreement with Ezra Dabah, Renee Dabah (collectively, the “Sellers”) and certain related trusts pursuant to which the Company agreed to purchase (the “Purchase”)  from the Sellers an aggregate of 2,451,315 shares of common stock of the Company at a price of $28.88 per share, which represented a discount of 5% to the average closing prices of the Company’s common stock of the three days ending July 28, 2009.  The Purchase was consummated on August 3, 2009.

Item 6.        Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1

Fourth Amendment to Credit Agreement, dated October 5, 2009, by and among The Children’s Place Retail Stores, Inc. and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia), LLC, The Children’s Place Canada Holdings, Inc., The Childrensplace.com Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders.

10.2

Agreement and General Release, dated November 24, 2009, between The Children’s Place Retail Stores, Inc. and Richard Flaks (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The Children’s Place Retail Stores, Inc. filed with the Securities and Exchange Commission on November 25, 2009).

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

THE CHILDREN’S PLACE
RETAIL STORES, INC.

Date: December 4, 2009	By:	/S/ CHARLES CROVITZ
CHARLES CROVITZ
Interim Chief Executive Officer
(A Principal Executive Officer)

Date: December 4, 2009	By:	/S/ SUSAN RILEY
SUSAN RILEY
Executive Vice President, Finance and Administration
(A Principal Executive Officer and Principal Financial Officer)