Form 10-K
period 2010-01-30
CHILDRENS PLACE RETAIL STORES INC
filed 2010-03-26
CIK 1041859

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-two weeks ended January 30, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-23071

THE CHILDREN'S PLACE RETAIL STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1241495 (I.R.S. employer identification number)
500 Plaza Drive Secaucus, New Jersey (Address of Principal Executive Offices)	07094 (Zip Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting Company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates was $785,667,451 at the close of business on August 1, 2009 (the last business day of the registrant's fiscal 2009 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 22, 2010: 27,579,719.

         Documents Incorporated by Reference: Portions of The Children's Place Retail Stores, Inc. Definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2010 are incorporated by reference into Part III.

THE CHILDREN'S PLACE RETAIL STORES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 30, 2010

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

PART I

ITEM 1.—BUSINESS

        As used in this Annual Report on Form 10-K, references to the "Company", "The Children's Place", "we", "us", "our" and similar terms refer to The Children's Place Retail Stores, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:

  •
  Fiscal 2009—The fifty-two weeks ended January 30, 2010.

  •
  Fiscal 2008—The fifty-two weeks ended January 31, 2009.

  •
  Fiscal 2007—The fifty-two weeks ended February 2, 2008.

  •
  Fiscal 2010—Our next fiscal year representing the fifty-two weeks ending January 29, 2011.

  •
  GAAP—Generally Accepted Accounting Principles.

  •
  Comparable Store Sales—Net sales, in constant currency, from stores that have been open at least 14 full months and that have not been substantially remodeled during that time.

  •
  Comparable Retail Sales—Comparable Store Sales plus comparable sales from our e-commerce store.

  •
  SEC—Securities and Exchange Commission.

  •
  FASB—Financial Accounting Standards Board.

  •
  FASB ASC—FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

  •
  CPSA—Consumer Product Safety Act.

  •
  CPSC—Consumer Products Safety Commission.

  •
  CPSIA—Consumer Product Safety Improvement Act of 2008.

General

        The Children's Place Retail Stores, Inc. is the largest pure-play children's specialty apparel retailer in North America. We provide apparel and related accessories for children from newborn to ten years old. We design, contract to manufacture and sell high-quality, value-priced merchandise under the proprietary "The Children's Place" brand name. We offer current fashion trends in a broad color palette as coordinated outfits specifically designed for children. We create freshness in our stores by introducing seasonal merchandise lines throughout the year. Each store offers spacious, bright and airy shopping that is a friendly and convenient atmosphere for both children and adults. The Children's Place has differentiated departments and is dedicated to serving the needs of Girls and Boys (sizes 4-14), Baby Girls and Boys (sizes 6 mos.-4T) and Newborn (sizes 0-12 mos.). Display racks and shelves are arranged to distinctly separate each department and provide easy viewing of the latest collection available. Our merchandise is also available at our online store located at www.childrensplace.com. Our customers are able to shop at our online store, at their convenience, and receive the same high quality, value-priced merchandise and customer service that are available in our physical stores.

        The Children's Place Retail Stores, Inc. was incorporated in June 1988 operating fewer than 100 stores. At the time of our initial public offering in September 1997, we had grown to approximately 200 stores located in 26 states in the eastern half of the United States. By April 2003, we had grown to 656 stores and our geographical coverage included 47 states and a newly established presence in Canada. The growth of the Children's Place stores and brand has since continued, and as of January 30, 2010, we owned and operated 947 stores throughout North America as well as our online store. During Fiscal 2009, we opened 38 stores compared to 26 in Fiscal 2008, and we closed eight stores in Fiscal 2009, compared to 13 in Fiscal 2008. Our store growth plan for Fiscal 2010 includes opening approximately 65 new The Children's Place stores and closing approximately 15.

Segment Reporting

        After the disposal of our Disney Store Business during Fiscal 2008, management continued its reassessment of our internal reporting structure. At January 31, 2009, net sales of Canadian operations had grown by approximately 56% over the prior three fiscal years, and after the disposal of the Disney business, its percentage of consolidated net sales has grown from approximately 9% to approximately 12%. Further, the fluctuations of the Canadian dollar relative to the U.S. dollar in recent years have had a significant impact on our Canadian operating results. Beginning in Fiscal 2009, our chief operating decision maker ("CODM") required, and we began reporting, discrete financial information for our Canadian operations.

        We report segment data based on management responsibility: The Children's Place U.S. and The Children's Place Canada. Included in The Children's Place U.S. segment are our U.S. based stores, including Puerto Rico, and our e-commerce store, www.childrensplace.com. We measure our segment profitability based on operating income, defined as earnings before interest and taxes. Net sales and direct costs are recorded by each segment. Certain centrally managed inventory procurement functions such as production and design are allocated to each segment based upon usage. Corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are allocated to the segments based primarily on net sales. Included in the allocation of corporate overhead is depreciation and amortization expense; however, the related assets are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales from customers are derived primarily from merchandise sales and we have no major customers that account for more than 10% of our net sales. The following tables show by segment our net sales and operating income for the past three fiscal years, and total assets as of January 30, 2010 and January 31, 2009 (in thousands):

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net sales:
The Children's Place U.S.	$1,441,562	$1,428,073	$1,325,618
The Children's Place Canada	202,025	202,250	194,711

Total net sales	$1,643,587	$1,630,323	$1,520,329

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Operating income (loss):
The Children's Place U.S.	$90,873	$85,412	$(10,364)
The Children's Place Canada	39,199	36,985	39,603

Total operating income	$130,072	$122,397	$29,239

Operating income (loss) as a percent of net sales
The Children's Place U.S.	6.3%	6.0%	(0.8)%
The Children's Place Canada	19.4%	18.3%	20.3%
Total operating income as a percent of net sales	7.9%	7.5%	1.9%

	January 30, 2010	January 31, 2009
Total assets:
The Children's Place U.S.	$752,827	$845,701
The Children's Place Canada	101,233	94,056

Total assets	$854,060	$939,757

        All foreign net sales are in The Children's Place Canada segment while certain foreign expenses related to our buying operations are allocated between the two segments.

The Disney Store Business

        From November 2004 through April 2008, through four wholly owned subsidiaries, the Company operated the Disney Store retail chain in North America (the "Disney Store Business") under a license agreement (the "License Agreement") with the Walt Disney Company ("Disney"). On March 20, 2008, after a thorough review of the Disney Store Business, including its potential for earnings growth, its capital needs and its ability to fund such needs from its own resources, we decided to exit the Disney Store Business. On March 26, 2008, the Company's subsidiaries that operated the Disney Store Business, Hoop Holdings, LLC, Hoop Retail Stores, LLC, Hoop Canada Holdings, Inc. and Hoop Canada Inc. (collectively "Hoop"), each filed a voluntary petition for relief under bankruptcy provisions in their respective jurisdictions. On April 30, 2008, with approval of the respective bankruptcy courts, Hoop sold the Disney Store Business to affiliates of Disney, including a majority of the Disney stores and related assets and effectively ended the License Agreement. During the remainder of Fiscal 2008, those stores not acquired by Disney were closed, and the remaining affairs of Hoop were mostly wound down. For further discussion of the Disney Store Business, see Note 3 of the Notes to our Consolidated Financial Statements.

        As a result of our decision to exit the Disney Store Business and in accordance with U.S. GAAP, we have reclassified the Disney Store Business as a discontinued operation in our consolidated financial statements for all periods presented. Related to the Disney Store Business during Fiscal 2009, Fiscal 2008 and Fiscal 2007, we recorded income (loss) from discontinued operations, net of income taxes of $(0.5) million, $8.4 million and $(69.5) million, respectively. Included in income (loss) from discontinued operations, net of income taxes for Fiscal 2008 and Fiscal 2007 were net sales of $129 million and $642 million, respectively.

Key Capabilities

        Our objective is to deliver high-quality merchandise at value prices and we employ a variety of techniques to achieve that objective as follows:

  Merchandising Strategy

        Our merchandising strategy is built on offering interchangeable outfits and accessories to create a coordinated look distinctive to the brand. We offer an updated, focused assortment of styles in a variety of colors and patterns, with the aim of consistently creating a fresh, youthful look at value prices that we believe distinguishes "The Children's Place" brand. We divide the year into quarterly merchandising seasons: spring, summer, back-to-school and winter. Within each season, we typically deliver two merchandise lines. Each season is built around a color palette that includes an assortment of coordinated basic and fashion apparel with matching accessories.

  High Quality/Value Pricing

        We believe that our high quality, value price positioning is an important component of our long-term strategy. We offer high-quality clothing and accessories under "The Children's Place" brand name at prices below most of our direct mall-based competitors. We employ this value pricing strategy across our entire merchandise offering.

  Brand Image

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

  Low-Cost Sourcing

        We control the design, sourcing and production of our products. We believe that this control is essential in assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We have established long-standing relationships with our vendors and suppliers. Through these relationships and our extensive knowledge of low cost sourcing, we are able to offer our customers high-quality products at value prices. Our offices in Hong Kong, China, India and Bangladesh allow us to capitalize on new sourcing opportunities, increase our control over product quality and enable us to respond to changing merchandise trends effectively and efficiently.

Merchandising Process

        To execute our merchandising strategies, we rely on the coordinated efforts of our design, merchandising, planning and sourcing teams. These teams, in conjunction with senior management, review prior season results, fashion trends, colors and design concepts that we will offer in upcoming seasons. Merchandising selects items for production from the assortment of merchandise designs that are created by the design team. Then, based upon detail design specifications and production quantities determined by merchandising and planning, the sourcing team arranges for the issuance of purchase orders and manufacture of the selected items.

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

        Four times a year, our U.S. sourcing team makes on-site visits to our independent agents and various manufacturers to negotiate product costs, finalize technical specifications and confirm delivery of merchandise manufactured to our specifications. During Fiscal 2009, we engaged approximately 200 independent manufacturers located primarily in Asia. To support our inventory needs and to control merchandise costs, we continue to pursue global sourcing opportunities and consider such factors as product quality, cost, reliability of the manufacturer, service, product lead times, and other factors.

        We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars. We are party to agency agreements with commissioned independent agents who oversee production, assist in sourcing and pre-production approval, provide quality inspection and ensure timely delivery of merchandise. During Fiscal 2009, we purchased approximately 27% of our products through the support of a commissioned, independent agent in Taiwan, and approximately 14% of our products through an independent Hong Kong-based trading company. This trading company is responsible for procurement from wholly-owned facilities as well as contract manufacturers located throughout Asia. In addition, we believe our offices in Hong Kong, China, India and Bangladesh enable us to obtain more favorable material and manufacturing costs and to quickly identify and act on new sourcing and supplier opportunities. Our Asian offices also facilitate our prototype sample production and enable us to foster stronger relationships with our suppliers, manufacturers, agents and trading companies. During Fiscal 2009, we purchased approximately 48% of our total merchandise without the aid of commissioned buying agents or trading companies. We sourced approximately 40% of our total goods from China and approximately 15% each from Vietnam and Subsaharan, Africa. We did not source more than 15% from any other country or region. Using our purchase order, advanced shipping notification and tracking systems, our independent agents and our sourcing department actively monitor the status of each purchase order from order confirmation to merchandise receipt.

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

  •
  Ongoing Monitoring Program—We administer a corporate monitoring program as performed by our internal social compliance team and/or professional third party auditors who visit factory locations to assess the working conditions in all factories that manufacture The Children's Place products. The Ongoing Monitoring Program involves: (1) visual inspection of work facilities and dormitories; (2) interview of factory management regarding policies and practices; (3) interview of factory workers to verify workplace policies and practices; and (4) review of wage, hour, age and other records. At the conclusion of the factory audit/visit, our auditor will review the Corrective Action Plan Acknowledgement Report together with factory management.

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

        We require all entities that produce or manufacture The Children's Place merchandise to undergo a Social Compliance audit and demonstrate compliance with the requirements of our Vendor Code of Conduct. By requiring our manufacturers and suppliers to participate in our social compliance program, we are able to monitor factories to ensure that they operate using safe and humane working conditions, and that we are working with factory managers that appreciate and comply with socially responsible practices. Additionally, because our social compliance program requires us to be diligent about changes in local laws and other conditions (e.g., political instability) in the countries from which we source, we are able to make informed decisions about where we are sourcing our products and, prior to placing orders, analyze potential risks to our sourcing capabilities arising as a result of factors external to a factory's production capabilities. In the event that external risks to our sourcing capabilities arise with respect to one or more factories, our social compliance program helps to identify such risks early and enables us to source to another factory thereby mitigating the risk and reducing the potential disruption to our business.

Company Stores

        The following section highlights various store information for The Children's Place brand as of January 30, 2010.

  Existing Stores

        As of January 30, 2010, we operated a total of 947 The Children's Place stores, most of which are clustered in and around major metropolitan areas, and our internet store at www.childrensplace.com. We have 589 stores located in regional malls, 182 in strip centers, 129 in outlet centers and 47 street stores. The following table sets forth the number of stores in each U.S. state, Puerto Rico and Canadian provinces as of the current and prior fiscal year end:

	Number of Stores
Location	January 30, 2010	January 31, 2009
United States & Puerto Rico
Alabama	9	9
Arizona	18	18
Arkansas	6	5
California	86	85
Colorado	14	14
Connecticut	14	14
Delaware	4	4
District of Columbia	1	1
Florida	46	47
Georgia	21	22
Hawaii	4	4
Idaho	1	1
Illinois	39	40
Indiana	19	18
Iowa	8	7
Kansas	5	5
Kentucky	8	8
Louisiana	14	13
Maine	4	4
Maryland	22	22
Massachusetts	24	24

	Number of Stores
Location	January 30, 2010	January 31, 2009
Michigan	22	23
Minnesota	13	12
Mississippi	8	7
Missouri	13	14
Montana	1	1
Nebraska	2	2
New Hampshire	5	4
New Jersey	48	45
New Mexico	3	3
New York	79	77
Nevada	7	7
North Carolina	20	20
North Dakota	1	1
Ohio	30	29
Oklahoma	4	3
Oregon	9	9
Pennsylvania	49	49
Rhode Island	3	3
South Carolina	13	13
South Dakota	2	1
Tennessee	17	18
Texas	68	58
Utah	8	7
Vermont	1	1
Virginia	17	18
Washington	13	12
West Virginia	1	1
Wisconsin	13	13
Puerto Rico	16	15

Total United States & Puerto Rico	853	831
Canada
Alberta	12	9
British Columbia	11	11
Manitoba	2	2
New Brunswick	3	3
Nova Scotia	2	2
Ontario	44	40
Prince Edward Island	1	—
Quebec	17	17
Saskatchewan	2	2

Total Canada	94	86

Total Stores	947	917

  Store Concepts

        At The Children's Place, our store concepts consist of "Apple-Maple", "Technicolor", "Tech2" and "Outlet" formats, as follows:

        Apple-Maple—These stores feature light wood floors, fixtures and trim. They are brightly lit, featuring floor-to-ceiling glass windows that are open and inviting. A customized grid system throughout the store's upper perimeter displays featured merchandise, marketing photographs and promotions. The average store is approximately 4,300 square feet and as of January 30, 2010, approximately 47% of our stores were of this concept.

        Technicolor—These stores have an atmosphere that is unique, bright, fun and use color to create boutique-like settings that differentiate the various departments within the store. These stores also feature more wall space than an Apple-Maple store allowing for enhanced merchandise presentation and ease of shopping. The average store is approximately 4,800 square feet and as of January 30, 2010, approximately 36% of our stores were of this concept.

        Tech2—These stores have the brand aesthetics of a Technicolor with the functionality of an Apple-Maple. The use of color to brand and create shop identifiers was maintained, while creating an open, brightly lit environment for customers. Tech2 features darker ceilings and floors, along with crisp white floor-wall fixtures to ensure the product is the focal point. Tech2 is a value engineered store which costs approximately 40% less to build than the Technicolor store. The average store is approximately 4,600 square feet and as of January 30, 2010, approximately 3% of our stores were of this concept. It is the Company's intention to use this format for new stores for the foreseeable future.

        Outlet—The average outlet store is approximately 7,600 square feet. As of January 30, 2010, approximately 14% of our stores were in this format. Our outlet stores are strategically placed within each market to liquidate clearance merchandise from nearby stores. Given the brand's value orientation, we also sell an assortment of full-priced merchandise in our outlet stores.

  Store Expansion Program

        Prior to Fiscal 2009, our store expansion initiatives had primarily focused on malls in highly populated areas. More than 60% of our stores are located in malls and we believe that our brand is well penetrated in these venues. During Fiscal 2009, we identified growth potential in smaller to mid-sized markets in value oriented centers ("VOC"), which is a center in which the anchor is a discount retailer. We opened approximately 20 VOC stores during Fiscal 2009 and based on their initial performance, we plan to expand our presence in these types of venues. Our store expansion program for Fiscal 2010 is to open approximately 65 new stores of which the majority will be of the VOC variety. The lower build-out costs for Tech2 stores as noted above combined with lower lease costs associated with VOCs provide us with a potential growth opportunity over the next few years.

Internet Sales ("e-commerce")

        Our e-commerce business has been growing at a rapid pace, and we expect it to continue to grow in Fiscal 2010. Over the past four years, e-commerce net sales have grown cumulatively over 300% from $26.9 million in fiscal 2005 to $119.5 million in Fiscal 2009. As a percentage of total net sales, it has grown from approximately 3.6% in fiscal 2005 to 7.3% in Fiscal 2009.

        Our commitment to our e-commerce business is reflected in a focus on our customer service and brand awareness strategies, as well as investments in our infrastructure. We use third party resources to fully manage the hosting of our website, while all other fulfillment services are provided in house. By outsourcing the management of our website, we are provided 24/7 support and have immediate scalability to handle increased customer orders. During Fiscal 2009, we relocated our fulfillment operations from a 150,000 square foot distribution center to a section of one that is 700,000 square feet, which provides the same scalability to our fulfillment services. During the fourth quarter of Fiscal 2009, we began installing a new warehouse management system that will automate portions of the fulfillment process.

        As our e-commerce business grows, we are dedicated to improving our website, better aligning our web experience with our in-store experience, and expanding our web presence outside the U.S. Our goal is to increase customer loyalty and provide our customers with a seamless experience between stores and our website.

Store Operations

        The Children's Place store operations are organized into nine regions. We employ two Zone Vice Presidents who oversee our operations and to whom regional managers report. A regional manager oversees each region and has between nine and eleven district managers reporting to them. Each district manager is responsible for approximately 10 to 13 stores. Our stores are staffed by a store management team and approximately 10 part-time sales associates, with additional part-time associates hired to support seasonal needs. Our store leadership teams spend a high percentage of their time on the store selling floors providing direction, motivation, and development to store personnel. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures and controls. In order to motivate our store leadership, we offer a monthly incentive compensation plan that awards bonuses for achieving certain financial goals.

Seasonality

        Our business is subject to seasonal influences, with heavier concentrations of sales during the third and fourth quarters. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday, third quarter results are dependent upon back-to-school sales, and our fourth quarter results are dependent upon sales during the holiday season. The following table shows the quarterly distribution, as a percentage of the full year, of net sales and operating income (loss):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2009
Net sales	401.9	315.7	463.2	462.8	1,643.6
As a % of full year	24.5%	19.2%	28.2%	28.2%	100.0%
Operating Income (loss)	36.0	(18.7)	64.8	48.0	130.1
As a % of full year	27.7%	(14.4)%	49.8%	36.9%	100.0%
Fiscal 2008
Net sales	400.2	338.0	450.6	441.5	1,630.3
As a % of full year	24.5%	20.7%	27.6%	27.1%	100.0%
Operating Income(1)	34.0	4.9	50.9	32.5	122.4
As a % of full year	27.8%	4.0%	41.6%	26.6%	100.0%
Fiscal 2007
Net sales(1)	356.0	290.5	430.6	443.3	1,520.3
As a % of full year	23.4%	19.1%	28.3%	29.2%	100.0%
Operating Income (loss)	29.6	(31.6)	23.3	7.9	29.2
As a % of full year	101.2%	(108.2)%	79.8%	27.1%	100.0%

(1)
Does not add across due to rounding

        For more information regarding the seasonality of our business, refer to Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality.

Marketing

        We build our brand recognition by marketing our products, value message and image primarily through our direct mail program, store front windows, in-store marketing, and customer loyalty programs.

        We announce new seasonal merchandise via a targeted direct mail program in the form of a catalog. These catalogs display each new season of merchandise along with our assortment of basic styles and contain coupons as an added incentive to shop in our stores.

        We promote customer loyalty through specialized discount programs and The Children's Place private label credit card. Our discount programs allow customers additional discounts when they reach cumulative purchase thresholds. Our private label credit cards, pursuant to a merchant services agreement, are issued to our customers for use exclusively at The Children's Place stores, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Our private label credit card accounts for approximately 15% of our net sales.

        We believe that our marketing programs promote affinity and loyalty through specialized incentive programs and facilitate communications with our customers through the delivery of coupons and promotional materials.

Logistics

        We support the distribution of product to our stores through four strategically located warehouses throughout North America. Our leased warehouse facilities include a 525,000 square foot distribution center in South Brunswick Township, New Jersey, a 250,000 square foot distribution center in Ontario, California, and a 95,000 square foot distribution center in Ontario, Canada. In addition, we own a 700,000 square foot distribution center in Fort Payne, Alabama, which opened in August 2007 to support projected growth. On occasion, we may operate other leased facilities to support seasonal warehousing needs. As a result of the continued growth in our e-commerce business, the processing of online orders was relocated from our former 150,000 square foot online fulfillment center in Secaucus, New Jersey to our warehouse facilities in Fort Payne, Alabama in June of 2009. We terminated our lease obligations for our former fulfillment center in Secaucus, New Jersey during Fiscal 2009.

Competition

        The children's apparel and accessories retail markets are highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.); Target Corporation; The Gymboree Corporation; Justice (a division of The Dress Barn, Inc.); Babies "R" Us and Toys "R" Us (each of which is a division of Toys "R" Us, Inc.); J.C. Penney Company, Inc.; Sears (a division of Sears Holdings Corporation); Kohl's, Corp. and other department stores as well as discount stores such as Wal-Mart Stores, Inc.; and K-Mart (a division of Sears Holdings Corporation). In addition, given our expansion into the shoe category, we now compete with stores such as Stride Rite and Payless (each a part of Collective Brands, Inc.), as well as smaller shoe retailers. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores.

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

        We are committed to product quality and safety. We focus our efforts to adhere to all applicable laws and regulations affecting our business, including the provisions of the CPSA and the Flammable Fabrics Act, the Textile Fiber Product Identification Act and regulations of the CPSC and various environmental laws and regulations. With the passage of the CPSIA in August 2008, which amended the CPSA, there are new requirements mandated for all children's products. These requirements relate to all metal and painted trim items and certain other raw materials and embellishments used in products for children age 12 and under. Among other things, the CPSIA introduces new regulatory limits, testing, certification, packaging, labeling and advertising and reporting requirements with respect to such products and has increased penalties for violations thereof. All of our products currently covered by the CPSIA are appropriately tested; however the CPSC has the authority to create new regulations and procedures. The cost of compliance with current requirements and any future requirements of the CPSIA, new consumer product safety laws, or changes to existing laws could have a material adverse effect on our financial position, results of operations and cash flows. See "Item 1A. Risk Factors—Product liability costs, related claims, and the cost of compliance with consumer product safety laws such as the CPSIA or our inability to comply with such laws could have a material adverse effect on our business and reputation." for additional information.

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

Employees

        As of January 30, 2010, we had approximately 25,000 employees, of whom approximately 1,400 are based at our corporate offices. We had approximately 3,000 full-time store employees and approximately 20,600 part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

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

        Our website address is www.childrensplace.com. We make available without charge, through our website, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. References in this document to our website are not and should not be considered part of this Annual Report on Form 10-K, and the information on our website is not incorporated by reference into this Annual Report on Form 10-K.

        We also make available our corporate governance materials, including our code of business conduct, on our website. If we make any substantive amendments to our code of business conduct or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Executive Vice President of Finance and Administration, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a Current Report on Form 8-K.

ITEM 1A.—RISK FACTORS

        Investors in the Company should consider the following risk factors as well as the other information contained herein:

We may suffer adverse business consequences if we are unable to anticipate and respond to merchandise trends.

        The apparel industry is subject to rapidly changing fashion trends and shifting consumer preferences. Our success depends in part on our ability to anticipate and respond to these changes. Our design, manufacturing and distribution process generally takes up to one year, during which time fashion trends and consumer preferences may change. Failure to anticipate, identify or respond to these changes could adversely affect customer acceptance of our products causing lower sales, increased inventory levels and/or deteriorating margins, which could have a material adverse effect on our financial position, results of operations and cash flows.

We may be unable to properly plan inventory purchases or manage new or existing merchandise.

        We maintain an inventory of merchandise in our stores and distribution centers, some of which we anticipate will be in high demand. Inventory levels in excess of customer demand may result in inventory write-downs or excessive markdowns and therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our merchandise, particularly higher volume styles, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in lost sales, a negative impact on our customer relationships or diminished brand loyalty. Any of these, individually or in aggregation, could have a material adverse effect on our financial position, results of operations and cash flows.

Changes in Comparable Retail Sales results from period to period could have a material adverse effect on the market price of our common stock.

        Numerous factors affect our Comparable Retail Sales results, including, among others, merchandise assortment, retail prices, fashion trends, weather conditions, macro-economic conditions, the retail sales environment and our success in executing our business strategy. Many of our stores are located in malls, and as such, a decrease in mall traffic could have a negative effect on our sales, which in turn would reduce our Comparable Retail Sales. During Fiscal 2009, we reported a Comparable Retail Sales decrease of 2% compared to increases of 5% and 3% in Fiscal 2008 and Fiscal 2007, respectively. Our Comparable Retail Sales results have fluctuated significantly in the past and we anticipate that our Comparable Retail Sales will continue to fluctuate in the future, particularly in the current difficult economic climate, which may result in further declines in consumer spending. Moreover, Comparable Retail Sales for any particular period may decrease in the future. The investment community often follows Comparable Retail Sales results closely and fluctuations in these results may affect the price of our common stock. Accordingly, any significant variations in our Comparable Retail Sales results could have a material adverse effect on the market price of our common stock. We will be reporting Comparable Retail Sales on a quarterly basis in 2010 after having reported these on a monthly basis in previous years.

Our success depends upon the service and capabilities of our management team. Changes in management or in our organizational structure could have a material adverse effect on our business.

        Senior level management establishes the "tone at the top" by which an environment of ethical values, operating style and management philosophy is fostered. Changes in management, or inadequate management, could lead to an environment that lacks integrity, inspiration, and/or a lack of commitment by the employees.

        Over the past several years, we have experienced turnover at our senior management level, including our Chief Executive Officer, President, Senior Vice President of Merchandising, Senior Vice President of Planning, Allocation and Information Technology and Senior Vice President of Marketing. While we have managed through these transitions, there can be no assurance that future transitions will not be disruptive to our business. On January 4, 2010, we hired a new Chief Executive Officer. Leadership transitions can be inherently difficult to manage and may cause disruption to our business or further turnover in our workforce or management team.

        The inability of our senior management team to maintain an adequate organizational structure and a proper "tone at the top", or the loss of services of one or more members of senior management or the inability to attract additional qualified managers or other personnel, could have a material adverse effect on our business. We are not protected by any key-man or similar life insurance for any of our executive officers.

We face significant competition in the retail industry, which could impact our ability to compete successfully against existing or future competition.

        The children's apparel retail market is highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), Target Corporation, The Gymboree Corporation, Justice (a division of The Dress Barn, Inc.), Babies "R" Us and Toys "R" Us (each of which is a division of Toys "R" Us, Inc.), J.C. Penney Company, Inc., Sears (a division of Sears Holdings Corporation), Kohl's Corp. and other department stores as well as discount stores such as Wal-Mart Stores, Inc., and K-Mart (a division of Sears Holdings Corporation). In addition, given our expansion into the shoe category, we now compete with well-known national retailers such as Stride Rite and Payless (each a part of Collective Brands, Inc.) as well as smaller shoe retailers. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing and other resources than we have. We may not be able to continue to compete successfully against existing or future competition.

Product liability costs, related claims, and the cost of compliance with consumer product safety laws such as the CPSIA or our inability to comply with such laws could have a material adverse effect on our business and reputation.

        We are subject to regulation by the CPSC and similar state and international regulatory authorities. Although we test the products sold in our stores, and on our website, concerns about product safety, including but not limited to concerns about those manufactured in China and/or developing countries, where substantially all of our merchandise is manufactured, may lead us to recall selected products, either voluntarily, or at the direction of a governmental authority. Product safety concerns, recalls, defects or errors could result in the rejection of our products by customers, damage to our reputation, lost sales, product liability litigation and increased costs, any of which could harm our business and have a material adverse effect on our financial position, results of operations and cash flows.

        The CPSIA provided new standards regarding lead and other substances used in products for children of age 12 and under, including apparel and accessories. Among other things, the CPSIA introduces new regulatory limits, testing, certification, packaging, labeling and advertising and reporting requirements with respect to such products and has increased penalties for violations thereof. All of our products currently covered by the CPSIA are appropriately tested; however the CPSC has the authority to create new regulations and procedures. The cost of compliance with current requirements and any future requirements of the CPSIA, new consumer product safety laws, or changes to existing laws could have a material adverse effect on our financial position, results of operations and cash flows. In addition, any failure to comply with such requirements could result in significant penalties, require us to recall products and harm our reputation, any or all of which could have a material adverse effect on our business, reputation, and financial position, results of operations and cash flows.

Pending legal and regulatory actions are inherent in our businesses and could adversely affect our results of operations or financial position or harm our businesses or reputation.

        We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under Item 3—Legal Proceedings of Part I of this Annual Report on Form 10-K. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects.

        Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flows in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flows for such period. In light of the unpredictability of our litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position, results of operations and cash flows.

Any disruption in, or changes to, our consumer credit arrangements, including our private label credit card agreement with Citibank, N.A., may adversely affect our ability to provide consumer credit and write credit insurance.

        During Fiscal 2009, our private label credit card sales approximated 14.9% of our net sales. Our current agreement with Citibank, N.A., which expires in fiscal 2011, provides financing for our customers to purchase merchandise through our private label credit card and enhances our ability to provide consumer credit. Any disruption in, change to, termination of, or inability to renew this agreement could materially limit credit availability to our customer base.

        During Fiscal year 2009, total non-private label credit sales, including major credit cards such as Visa, MasterCard, American Express and others, constituted approximately 33.3% of our net sales. The loss or any substantial modification of any of these arrangements could have a material adverse effect on our results of operations or financial condition. During periods of increasing consumer credit delinquencies in the retail industry generally, financial institutions may reexamine their lending practices and procedures. There can be no assurance that increased delinquencies being experienced by providers of consumer credit generally would not cause providers of third party credit offered by us to decrease the availability of, or increase the cost of such credit.

        Additionally, credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. The Credit Card Act of 2009 (the "Card Act") goes into effect during Fiscal 2010. Provisions of the Card Act include, among other changes, restrictions on interest charges and other fees that credit card providers may charge its consumers. These restrictions may result in decreased revenues for credit card providers, which may cause increases to consumer interest rates, reduce credit availability or cause increases to fees charged to retailers. The Card Act, other new regulations, or changes in existing regulations of credit arrangements could materially limit the availability of credit to our customer base.

        Any of the above risks, individually or in aggregation, could have a material adverse effect on the way we conduct business and could negatively impact our financial position, results of operations and cash flows.

We depend on our relationships with unaffiliated manufacturers, transportation companies, and independent agents. Our inability to maintain relationships with any of these entities, or the failure of any of their businesses, could adversely affect our business and results of operations.

        We do not own or operate any manufacturing facilities, and therefore, are dependent upon independent third parties for the manufacture of all of our products. Our products are currently manufactured to our specifications, pursuant to purchase orders, by approximately 200 independent manufacturers located primarily in Asia. In addition, in Fiscal 2009, we sourced approximately 40% of our merchandise from China and approximately 15% each from Vietnam and Subsaharan, Africa. We did not source more than 15% from any other country or region. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. We purchased approximately 14% of our products in Fiscal 2009 through a Hong Kong-based trading company, with whom we have no formal written agreement, using negotiated purchase orders. We also purchased approximately 27% of our products in Fiscal 2009 through the support of a single agent in Taiwan, which has an exclusive arrangement with us, but is not obligated to sell exclusively to us. Although we believe that we have established close relationships with our trading company, independent agents and principal manufacturers, the inability to maintain such relationships or to find additional sources to support our current needs and future growth could have a material adverse effect on our business.

        Our merchandise is shipped directly from manufacturers through third parties to our distribution and fulfillment centers and to our stores. Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and our effective management of our distribution facilities and capacity. Furthermore, it is possible that events beyond our control, such as a terrorist act, military action, strike, natural disaster or other disruption, could result in delays in delivery of merchandise to our stores. Any such event could have a material adverse effect on our business.

        If our trading company, independent agents, principal manufacturers or freight operators experience negative financial consequences, the inability to use these sources or find additional financially stable sources to support our current manufacturing and distribution needs and future growth in a timely manner could have a material adverse effect on our business.

        Any of the above risks, individually or in aggregation, could negatively impact our financial position, results of operations and cash flows.

Because we purchase our products internationally, our business is sensitive to risks associated with international business.

        Our merchandise is purchased from foreign suppliers, of which China is the single largest representing approximately 40% of our imported merchandise. As a result, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

  •
  foreign governmental regulations;

  •
  financial or political instability;

  •
  pressure from non-governmental organizations;

  •
  new legislation relating to import quotas or other restrictions that may limit the import of our merchandise;

  •
  imposition of duties, taxes, and other charges on imports;

  •
  fluctuation in the value of the U.S. dollar against foreign currencies;

  •
  significant delays in the delivery of cargo due to port security considerations;

  •
  disruption of imports by labor disputes and local business practices;

  •
  increased cost of transportation; and

  •
  failure of an unaffiliated manufacturer to comply with labor laws or ethical labor practices.

        In an attempt to mitigate the above risks within any one country, we maintain relationships with many manufacturers in various countries. However, we still import approximately 40% of our merchandise from China. In recent years, there has been much media scrutiny and well-publicized failures of the safety of a wide range of imported products manufactured in China. A continuation of such publicity or similar problems may lead consumers to avoid such goods. We cannot predict the effect that this, or the other factors noted above, in another country from which we import products could have on our business arrangements with foreign manufacturing sources. If any of these factors rendered the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources ceased doing business with us for any reason, it could have a material adverse effect on our business.

Because certain of our subsidiaries operate outside of the United States, some of our revenues, product costs and other expenses are subject to foreign economic and currency risks.

        We have store operations in Canada and buying operations in various locations in Asia, primarily Hong Kong and Shanghai, China. We cannot guarantee that we will be able to address in a timely manner the risks of conducting operations in countries outside of the U.S., such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements. Our failure to address such risks in a timely manner or at all could adversely affect our business and results of operations.

        The currency market has seen significant volatility in the value of the U.S. Dollar against other foreign currencies. While our business is primarily conducted in U.S. dollars, we purchase substantially all of our products overseas, and we generate significant revenues in Canada. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance.

        Approximately 12% of our consolidated net sales and 11% of our operating expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our financial position, results of operations and cash flows. Additionally, we have foreign currency denominated receivables and payables that, to date, have not been hedged against foreign currency fluctuations. When settled, these receivables and payables could result in significant transaction gains or losses.

        We require our independent manufacturers to operate in compliance with applicable laws and our internal requirements. Our purchasing guidelines promote ethical business practices and we monitor compliance with them; however we do not control these manufacturers or their labor practices. Any violation of labor or other laws by one of the independent manufacturers we use or any divergence of an independent manufacturer's labor practices from standards generally accepted as ethical in the United States and Canada could have a material adverse effect on our business.

We may not be able to identify, evaluate or successfully execute business strategies.

        We are continuously seeking new ways to further our brand recognition, expand our geographical coverage, and improve our operational processes. We have a store expansion program and a plan to expand our internet presence outside of the U.S. If we fail to allocate proper resources to these projects, if we fail to properly execute our plans, or if we fail to identify alternative strategies, it could have a material adverse effect on our financial position, results of operations and cash flows.

We depend on generating sufficient cash flows, together with our existing cash balances and availability under our credit facility to fund our ongoing operations, capital expenditures and debt service requirements.

        Our ability to fund our ongoing operations, planned capital expenditures and potential debt service requirements will depend on our ability to generate cash flows. Our cash flows are dependent on many factors, including:

  •
  seasonal fluctuations in our net sales and net income, which typically are lowest in the second fiscal quarter;

  •
  the timing of inventory purchases for upcoming seasons, which typically result in increased cash outlays in the second fiscal quarter as we purchase merchandise for the back-to-school season;

  •
  vendor and other supplier terms and related conditions, which may be less favorable to us as a smaller company in comparison to larger companies;

  •
  general business conditions, economic uncertainty or slowdown, including the recent significant slowdown in the overall economy.

        Some of these factors are beyond our control. It is difficult to assess the impact that the general economic downturn will continue to have on consumer spending and our financial results. However, we believe that it will continue to result in reduced spending by our customers, which would reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. In addition, steps that we may take to limit cash outlays, such as delaying the purchase of inventory, may not be successful or could delay the arrival of merchandise for future selling seasons, which could reduce our net sales or profitability. If we are unable to generate sufficient cash flows, we may not be able to fund our ongoing operations, planned capital expenditures and potential debt service requirements and we may be required to seek additional sources of liquidity.

If our landlords should suffer financial difficulty or if we are unable to successfully negotiate acceptable lease terms, it could have an adverse effect on our business and results of operations and cash flows.

        Approximately 62% of our stores are located in regional malls. If any of our landlords should suffer financial difficulty, it could render them unable to fulfill their duties under our lease agreements. Such duties include providing a sufficient number of mall co-tenants, common area maintenance, utilities, and payment of real estate taxes. While we have certain remedies under our lease agreements, the loss of business that could result if a mall should close or if mall traffic were to significantly decline as a result of lost mall tenants or improper care of the facilities could have a material adverse effect on our business, operating results and cash flows.

        We generally lease our stores for initial terms of five to 10 years. Our operating results and cash flows could be adversely affected if we are unable to continue to negotiate acceptable lease and renewal terms.

If we are unable to open and operate new stores successfully, our future operating results will be adversely impacted.

        We anticipate opening approximately 65 stores during Fiscal 2010. Our ability to open and operate new stores successfully depends on many factors, including, among others, the availability of suitable store locations, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to successfully integrate new stores into our existing operations, the ability to hire and train store personnel and the ability to recognize and respond to regional and climate-related differences in customer preferences.

        We cannot guarantee that we will achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. In Fiscal 2009, our total store base grew by 3% compared to 1% during Fiscal 2008, and is anticipated to grow at a rate of approximately 5% in Fiscal 2010. Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings.

        We need to continually evaluate the adequacy of our store management and our information and distribution systems to manage our planned expansion. Any failure to successfully and profitably execute our expansion plans could have a material adverse effect on our business.

A material disruption in, or failure of, our information technology systems could adversely affect our business or results of operations and cash flows.

        We rely on various information systems to manage our operations and we regularly make investments to upgrade, enhance or replace such systems. Transitioning to new systems, integrating new systems into current systems, or any disruptions or malfunctions affecting our information systems could cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible. Any of these potential issues individually or in aggregation, could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

        Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information, such as customer credit card numbers, could be misappropriated, or system disruptions could occur. Our systems and procedures meet the Payment Card Industry ("PCI") data security standards, which require periodic audits by independent third parties to assess compliance. Failure to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment cards. There can be no assurance that we will be able to satisfy PCI security standards. In addition, PCI is controlled by a limited number of vendors who have the ability to impose changes in PCI's fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses.

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

        The SEC is developing a timeline by which all U.S. companies will be required to prepare its financial statements in accordance with International Financial Reporting Standards. As part of this timeline, the FASB, the primary author of U.S. GAAP, is currently working on a project with its international counterpart, the International Accounting Standards Board, to converge U.S. and International GAAP into one uniform set of accounting rules. The cost of implementing a potentially vast change of financial reporting rules could be material. The effect of changing accounting rules on our financial statements could also be significant. Changes to our financial position, results of operations or cash flows could impact our debt covenant ratios or a lender's perception of our financial statements causing an adverse impact on our ability to obtain credit, or could impact investor analyses and perceptions of our business causing the market value of our stock to decrease. In addition, any changes in the current accounting rules, including legislative and other proposals could increase the expenses we report under U.S. GAAP and have an adverse effect on our operating results and cash flows.

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

        As is the case with many retailers, we experience seasonal fluctuations in our net sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. For example, in Fiscal 2009, 25%, 19%, 28% and 28% of our consolidated net sales occurred in the first, second, third and fourth quarters, respectively. In most fiscal years, we experience operating losses in the second quarter, with the exception of Fiscal 2008, when we experienced minimal income in the second quarter. It is reasonably possible that we will continue to experience second quarter losses in future periods. It is also possible that we could experience losses in other quarters. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales. Our fourth quarter results are heavily dependent upon sales during the holiday season.

        Our quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including overall macro-economic conditions, the timing of new store openings and related pre-opening and other start-up costs, net sales contributed by new stores, increases or decreases in Comparable Retail Sales, weather conditions, shifts in the timing of certain holidays and changes in our merchandise mix and pricing strategy. Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year, as we experienced in Fiscal 2007, would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. In addition, because our expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in our net income.

Our failure to successfully manage our e-commerce business could have a negative impact on our business.

        The operation of our ecommerce business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and fulfillment operations. Risks associated with our e-commerce business include:

  •
  disruptions in telephone service or power outages;

  •
  risks associated with the failure of the computer systems that operate our website including, among others, inadequate system capacity, computer viruses, human error, changes in programming, and security breaches;

  •
  credit card fraud;

  •
  reliance on third parties for computer hardware and software as well as delivery of merchandise to our customers;

  •
  rapid technology changes;

  •
  the diversion of sales from our physical stores;

  •
  natural disasters or adverse weather conditions;

  •
  changes in applicable federal and state regulations;

  •
  liability for online content; and

  •
  consumer privacy concerns;

        Problems in any one or more of these areas could adversely affect our sales, results of operations and cash flows and could damage our reputation and brand.

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

Our share price may be volatile.

        Our common stock is quoted on the Nasdaq Global Select Market. Stock markets in general have experienced, and are likely to continue to experience, price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, our Comparable Retail Sales results, other risk factors identified here, announcements by other retailers, the overall economy and the geopolitical environment could individually or in aggregation cause the price of our common stock to fluctuate substantially.

Negative changes in the economy, such as the recent deterioration in the global economic environment, and resulting declines in consumer confidence and spending, have had and could continue to have an adverse effect on the apparel industry and on our operating results.

        The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary periods and also may decline at other times. During 2008 and 2009, the global economic environment has deteriorated significantly. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business as it is dependent on consumer demand for our products. In North America, we have experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions exist in many international markets. If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings.

        In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, fluctuating fuel and other energy costs, taxation rates or energy prices. Similarly, actual or potential terrorist acts and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases or preventing our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our financial position, results of operations and cash flows.

Acts of terrorism, the effects of war or other catastrophes could have a material adverse effect on our business.

        The threat or actual acts of terrorism continue to be a risk to the global economy. Terrorism and potential military responses, natural disasters, pandemics or other health issues could disrupt commerce, undermine consumer confidence or impact our ability to open or operate our stores in affected areas. A disruption of commerce could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could adversely impact our operating results and cash flows. If there is a decline in consumer confidence or if our stores are affected by an act of terrorism, war or other catastrophe, it could negatively impact consumer spending patterns or mall traffic, which would negatively impact our sales, operating results and cash flows.

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

ITEM 1B.—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.—PROPERTIES

        We lease all of our existing store locations in the United States and Canada, with the lease terms expiring through 2023 and 2020, respectively. The average unexpired lease term for our stores is 3.8 years in the United States and 5.3 years in Canada. The leases for most of our existing stores are for initial terms of 10 years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. We anticipate that we will be able to extend those leases on satisfactory terms as they expire, or relocate to desirable locations.

        The following table sets forth information with respect to our non store leases as of January 30, 2010:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
South Brunswick Township, NJ(1)	Warehouse Distribution Center	525,000	1/31/2021
Ontario, CA(1)	Warehouse Distribution Center	250,000	10/31/2010
Ontario, Canada(2)	Warehouse Distribution Center	95,000	4/30/2014
Fort Payne, AL(1)	Warehouse Distribution Center	700,000	Owned
500 Plaza Drive, Secaucus, NJ(3)	Corporate Offices, Design	140,000	5/31/2029
Hong Kong, China(3)	Product Support	28,000	4/30/2012
Shanghai, China(3)	Product Support	14,000	7/14/2010
Gurgaon, India(3)	Product Support	7,100	3/12/2012
Tiruppur, India(3)	Product Support	3,600	9/15/2012

(1)
Supports The Children's Place U.S. stores and/or e-commerce business.

(2)
Supports The Children's Place Canada stores.

(3)
Supports both The Children's Place U.S. stores and The Children's Place Canada stores.

        On occasion, we may operate other leased facilities to support seasonal warehousing needs.

ITEM 3.—LEGAL PROCEEDINGS

        On September 21, 2007, a stockholder class action was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former senior executives. The complaint alleged, among other things, that certain of the Company's current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company's stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It also alleged that subsequent disclosures established the misleading nature of the earlier disclosures. The complaint sought monetary damages plus interest as well as costs and disbursements of the lawsuit. On October 10, 2007, another stockholder class action complaint was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former senior executives, the allegations of which were substantially the same as the earlier-filed class action complaint. These two actions were consolidated and a lead plaintiff and lead plaintiff's counsel were appointed. On February 28, 2008, the lead plaintiff filed a consolidated amended class action complaint, which repeated substantially the same allegations and sought substantially the same relief. On May 6, 2009, after certain proceedings, the parties reached an agreement-in-principle to settle the litigation, whereby all claims against the defendants were fully and finally settled and released in exchange for a payment of $12 million. The cost of the settlement was covered by the Company's insurance. On July 17, 2009, the Court preliminarily approved the settlement, authorized the dissemination of notice of the settlement to the Company's shareholders, and scheduled a hearing to consider the fairness and final approval of the settlement. On October 16, 2009, the court held the hearing to assess the reasonableness, fairness and adequacy of the settlement, and granted final approval of the settlement.

        On June 16, 2009, a putative stockholder derivative action was filed in the Superior Court of New Jersey, Hudson County, Chancery Division, against the Company and certain of its current and former directors and senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of the Company's current and former directors and executives breached their fiduciary duties to the Company and its stockholders by causing the Company to issue false and misleading public statements and by abdicating their responsibilities to the Company and its stockholders, in violation of state law. The complaint also alleges that the defendants committed corporate waste in connection with a severance payment to the Company's former Chief Executive Officer. The complaint seeks monetary damages from the individual defendants as well as costs and disbursements of the lawsuit, including expert fees, as well as equitable relief. On November 20, 2009, defendants moved to dismiss the complaint, on the grounds that, among other things, (i) the claims asserted in the action are barred by the prior settlement of the stockholder class action filed in the United States District Court for the Southern District of New York, and (ii) plaintiff failed to make a demand on the Board to initiate the lawsuit, as required by applicable state law. The court heard oral arguments on the motions to dismiss on March 25, 2010. The outcome of this litigation is uncertain and no estimate can be made at this time of any potential loss or range of losses. While we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract our management and directors from the Company's affairs, the costs and expenses of the litigation could have a material adverse effect on the Company's financial position, results of operations and cash flows and an unfavorable outcome could adversely affect the reputation of the Company.

        On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores, LLC in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Ms. Fong and other individuals similarly situated. We filed our answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop's petition for relief filed that same day. The case is currently proceeding against the other defendants and, on December 18, 2008, the Court granted the plaintiff's motion for class certification on the misclassification claim. We have reached a final settlement in the amount of $0.6 million, which was approved by the Court on March 10, 2010. The Company has accrued for the cost of this settlement and the related expense was charged to discontinued operations.

        On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act and seeks class certification, an award of statutory and punitive damages, attorneys' fees and costs, and injunctive relief. The plaintiff filed an amended complaint on January 25, 2008. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop's petition for relief filed that same day. On March 2, 2009, the Court granted the plaintiff's motion to dismiss the Company as a defendant and to replace the Company with its subsidiary, The Children's Place Services Company, LLC. On October 8, 2009, the parties reached a tentative settlement in the amount of $0.3 million, and the parties are negotiating the terms of the settlement agreement. On March 4, 2010, the Court preliminarily approved the settlement, authorized the dissemination of notice of the settlement to the Company's shareholders and scheduled a hearing to consider the fairness and final approval of the settlement. The Company has accrued for the cost of this settlement and the related expense was charged to discontinued operations.

        We are also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on our financial condition.

ITEM 4.—RESERVED

        There is no disclosure required under this Item.

PART II

ITEM 5.—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol "PLCE." The following table sets forth the range of high and low sales prices on Nasdaq of our common stock for the fiscal periods indicated.

	High	Low
2009
First Quarter	$30.39	$17.09
Second Quarter	37.68	24.50
Third Quarter	36.47	26.15
Fourth Quarter	37.00	26.65
2008
First Quarter	$27.55	$17.71
Second Quarter	42.59	25.78
Third Quarter	43.40	25.02
Fourth Quarter	34.00	16.45

        On March 22, 2010, the last reported sale price of our common stock was $44.40 per share, the number of holders of record of our common stock was approximately 77 and the number of beneficial holders of our common stock was approximately 19,500.

        We do not pay dividends to our common stockholders. Our Board presently intends to retain any future earnings to finance our operations and the expansion of the Company. Our credit facilities prohibit the payment of dividends and limit the amount of purchases of our common stock to $10 million per fiscal year subject to certain availability restrictions. During Fiscal 2009, the credit facility was amended to allow for the repurchase of 2.45 million shares as described below. Pursuant to restrictions imposed by our equity plan during black-out periods, we withhold and retire shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients. Our payment of the withholding taxes in exchange for the shares constitutes a purchase of our common stock. During Fiscal 2009 and Fiscal 2008, we retired 18,247 shares and 26,623 shares, respectively, and made related withholding tax payments of approximately $0.5 million and $0.6 million, respectively. Also, on August 3, 2009, we purchased approximately 2.45 million shares of our common stock from Ezra Dabah, our former Chief Executive Officer, Renee Dabah and certain related trusts. Aside from this activity, we do not have a share buyback program. Any determination in the future to pay dividends or purchase any of our common stock under a share buyback program will depend upon our earnings, financial condition, cash requirements, future prospects, covenants in our credit facilities and any future debt instruments and such other factors as the Board deems appropriate at such time.

Equity Plan Compensation Information

        The following table provides information as of January 30, 2010, about the shares of our Common Stock that may be issued upon exercise of options granted to employees or members of our Board under all of our existing stock-based compensation plans, including our 1997 Stock Option Plan and 2005 Equity Plan.

	COLUMN (A)		COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	730,589	(1)	$33.22	835,070	(2)
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A	N/A

Total	730,589		$33.22	835,070

(1)
Amount consists of 620,089 shares issuable under our 1997 Stock Option Plan and 110,500 shares issuable under our 2005 Equity Plan.

(2)
Effective with the approval of our 2005 Equity Plan by our stockholders, we agreed not to make any further grants under our 1996 Stock Option Plan and 1997 Stock Option Plan, thus all securities remaining available for future issuance relate to our 2005 Equity Plan. Excluded from this amount are approximately 512,381 shares issuable upon vesting of deferred stock awards and approximately 173,852 shares issuable upon vesting of performance awards, assuming the performance awards are earned at 100%. Assuming that the performance awards are earned at 200% (the maximum), the amount of securities which remain available for future issuances under stock-based compensation plans, excluding outstanding stock options is 661,218.

 Performance Graph

        The following graph compares the cumulative stockholder return on our common stock with the return on the Total Return Index for the NASDAQ Stock Market (US) and the NASDAQ Retail Trade Stocks. The graph assumes that $100 was invested on January 29, 2005.

Date	The Children's Place—"PLCE"	NASDAQ US	NASDAQ RETAIL TRADE STOCKS
1/29/2005	37.000	686.535	460.129
1/28/2006	45.090	782.053	498.988
2/3/2007	58.310	842.827	548.239
2/2/2008	19.780	813.974	485.385
1/31/2009	18.810	400.522	312.127
1/30/2010	31.800	579.464	463.164

Date	The Children's Place—"PLCE"	NASDAQ US	NASDAQ RETAIL TRADE STOCKS
1/29/2005	100.000	100.000	100.000
1/28/2006	121.865	113.913	108.445
2/3/2007	157.595	122.765	119.149
2/2/2008	53.459	118.563	105.489
1/31/2009	50.838	58.340	67.835
1/30/2010	85.946	84.404	100.660

ITEM 6.—SELECTED FINANCIAL DATA

        We are the largest pure-play children's specialty apparel retailer in North America. As of January 30, 2010 we owned and operated 947 The Children's Place stores across North America and an online store at www.childrensplace.com. The following table sets forth certain historical financial and operating data for The Children's Place Retail Stores, Inc. and its subsidiaries. The statement of operations data for the three fiscal years ended January 30, 2010, and the balance sheet data as of January 30, 2010 and January 31, 2009 have been derived from, and should be read in conjunction with, the audited financial statements presented elsewhere herein. The balance sheet data as of February 2, 2008 and the balance sheet and statement of operations data as of and for the fiscal year ended February 3, 2007 have been derived from audited financial statements not included herein. The balance sheet data and statement of operations data as of and for the fiscal year ended January 28, 2006, and all other data presented herein, have not been audited. The information contained in this table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and notes thereto included elsewhere herein.

	Fiscal Year Ended(1)
Statement of Operations Data (in thousands, except per share data):	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006
Net sales	$1,643,587	$1,630,323	$1,520,329	$1,405,429	$1,171,036
Cost of sales	984,086	958,510	924,187	794,985	663,737

Gross profit	659,501	671,813	596,142	610,444	507,299
Selling, general and administrative expenses	455,782	471,302	479,142	435,758	354,765
Asset impairment charges(2)	2,200	6,491	16,565	418	244
Other costs(3)	—	213	5,870	—	—
Depreciation and amortization	71,447	71,410	65,326	57,964	51,236

Operating income	130,072	122,397	29,239	116,304	101,054
Interest income (expense), net	(5,731)	(4,939)	(366)	2,707	(753)

Income from continuing operations before income taxes	124,341	117,458	28,873	119,011	100,301
Provision for income taxes	35,500	43,523	18,913	34,740	37,774

Income from continuing operations	88,841	73,935	9,960	84,271	62,527
Diluted income per common share from continuing operations	$3.09	$2.50	$0.34	$2.82	$2.18
Selected Operating Data for Continuing Operations:
Number of stores open at end of period	947	917	904	866	802
Comparable retail sales increase (decrease)	(2)%	5%	3%	10%	9%
Average net sales per store(4)	$1,634	$1,703	$1,654	$1,643	$1,488
Average square footage per store(5)	4,965	4,918	4,846	4,647	4,536
Average net sales per square foot(6)	$332	$350	$355	$361	$329
Balance Sheet Data (in thousands):
Working capital(7)	$311,366	$312,595	$200,381	$282,049	$230,052
Total assets	854,060	939,757	997,537	936,985	758,170
Long-term debt	—	55,000	—	—	—
Stockholders' equity	588,970	547,879	472,233	521,787	395,650

(1)
All periods presented were 52-week years, except the fiscal year ended February 3, 2007, which was a 53-week year.

(2)
Asset impairment charges generally relate to the write-off of fixed assets related to underperforming stores. In Fiscal 2007, we also recorded an impairment charge of $14.8 million related to our decision to cease construction on our Emerson Lane administrative office building.

(3)
Other costs include $5.9 million in lease exit costs related to our decision not to proceed with the construction of the Emerson Lane administrative office building. (See Note 1 of the Notes to our Consolidated Financial Statements).

(4)
Average net sales per store represents net sales from stores open throughout the full period divided by the number of such stores.

(5)
Average square footage per store represents the square footage of stores open on the last day of the period divided by the number of such stores.

(6)
Average net sales per square foot represent net sales from stores open throughout the full period divided by the gross square footage of such stores.

(7)
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

        As used in this Annual Report on Form 10-K, references to the "Company", "The Children's Place", "we", "us", "our" and similar terms refer to The Children's Place Retail Stores, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in our management's discussion and analysis of financial condition and results of operations are defined as follows:

  •
  Fiscal 2009—The fifty-two weeks ended January 30, 2010.

  •
  Fiscal 2008—The fifty-two weeks ended January 31, 2009.

  •
  Fiscal 2007—The fifty-two weeks ended February 2, 2008.

  •
  Fiscal 2010—Our next fiscal year representing the fifty-two weeks ending January 29, 2011.

  •
  FASB—Financial Accounting Standards Board

  •
  FASB ASC—FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

  •
  GAAP—Generally Accepted Accounting Principles.

  •
  SEC—Securities and Exchange Commission.

  •
  Comparable Store Sales—Net sales, in constant currency, from stores that have been open at least 14 full months and that have not been substantially remodeled during that time.

  •
  Comparable Retail Sales—Comparable Store Sales plus comparable sales from our e-commerce store.

  •
  Gross Margin—Gross profit expressed as a percentage of net sales.

  •
  SG&A—Selling, general and administrative expenses

OVERVIEW

Our Business

        We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture and sell high-quality, value-priced merchandise under our proprietary "The Children's Place" brand name. Our objective is to deliver high-quality merchandise at value prices. As of January 30, 2010, we owned and operated 947 stores across North America and an online store at www.childrensplace.com.

Segment Reporting

        After the disposal of our Disney Store Business during Fiscal 2008 (see below), management continued its reassessment of our internal reporting structure. Net sales of Canadian operations had grown approximately 56% over the three fiscal years ended January 31, 2009, and after the disposal of the Disney business, its percentage of consolidated net sales has grown from approximately 9% to approximately 12%. Further, the fluctuations of the Canadian dollar relative to the U.S. dollar in recent years have had a significant impact on our Canadian operating results. Beginning in Fiscal 2009, our chief operating decision maker ("CODM") required, and we began reporting, discrete financial information for our Canadian operations.

        The "Segment Reporting" topic of the FASB ASC establishes standards for reporting information about a company's operating segments. Accordingly, we report segment data based on management responsibility: The Children's Place U.S. and The Children's Place Canada. Included in The Children's Place U.S. segment are our U.S. based stores, including Puerto Rico, and our e-commerce store, www.childrensplace.com. We measure our segment profitability based on operating income, defined as earnings before interest and taxes. Net sales and direct costs are recorded by each segment. Certain centrally managed inventory procurement functions such as production and design are allocated to each segment based upon usage. Corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are allocated to the segments based primarily on net sales. Included in the allocation of corporate overhead is depreciation and amortization expense; however, the related assets are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.

Recent Developments

        On December 11, 2009, we announced the appointment of Jane Elfers as President and Chief Executive Officer of the Company, effective January 4, 2010. Ms. Elfers has also been named to our Board of Directors. Charles Crovitz, who was serving as the Interim Chief Executive Officer, continues to serve as a Director on our Board of Directors.

        On December 3, 2009, our Board of Directors approved and adopted The Children's Place Retail Stores, Inc. Nonqualified Deferred Compensation Plan (the "Deferred Compensation Plan") to be effective January 1, 2010. Under the Deferred Compensation Plan, which is a nonqualified, unfunded plan, eligible senior level employees and members of the Board of Directors may elect to defer payment of certain compensation for up to fifteen years. We may, but are not required to, credit participants with additional contribution amounts.

        On July 29, 2009, we entered into a securities purchase agreement (the "Securities Purchase Agreement") with Ezra Dabah, our former Chief Executive Officer, Renee Dabah and certain related trusts (collectively, the "Sellers") pursuant to which we agreed to purchase from the Sellers an aggregate of approximately 2.45 million shares of our common stock at a price of $28.88 per share, which represented a discount of 5% to the average of the closing prices of our common stock of the three days ended July 28, 2009 (the "Purchase"). On August 3, 2009, the Purchase was completed with us making total payments to the Sellers of approximately $70.8 million. In addition, we incurred approximately $2.7 million in transaction costs related to the Purchase, which are included in the cost of the acquired shares. Immediately after the Purchase, the acquired shares of common stock were retired. Pursuant to the Securities Purchase Agreement, Ezra Dabah and Stanley Silverstein tendered their resignations from our Board of Directors effective August 3, 2009.

        On April 13, 2009, we paid a total of $47.0 million of principal balance of an $85.0 million term loan with an original maturity date of July 31, 2013 pursuant to the terms of a note purchase agreement (the "Note Purchase Agreement"). On August 3, 2009, we prepaid the remaining principal amount of $38.0 million, thereby terminating the Note Purchase Agreement and all of our obligations thereunder.

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

        In April 2008, the Company entered into a settlement and release of claims agreement with Hoop and the official committee of unsecured creditors in the Cases (the "Settlement Agreement"), which was approved by the U.S. Bankruptcy Court on April 29, 2008. Under the Settlement Agreement, the Company agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against the Hoop Entities. Such claims included intercompany charges for shared services of approximately $24.9 million, a capital contribution made on March 18, 2008 of approximately $8.3 million, payment of severance and other employee costs for the Company's employees servicing Hoop of approximately $7.7 million, and $6.8 million of professional fees and other costs the Company has incurred during the Cases, as well as claims that might be asserted against the Company in the Cases. At January 31, 2009, the Company had paid approximately $44.0 million related to the Settlement Agreement, and had remaining accruals of $4.1 million, primarily for severance, legal claims and related costs. During Fiscal 2009, the Company reduced certain severance and professional fee accruals by $0.4 million and paid $2.1 million, primarily for severance, legal claims and related costs. As of January 30, 2010, the Company has paid approximately $46.1 million related to the Settlement Agreement, and has remaining accruals of $1.6 million, primarily for legal claims and related costs.

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

        During Fiscal 2009, the Company reported a $0.5 million loss from discontinued operations, net of income taxes, which is comprised of approximately $0.6 million of professional fees associated with the wind-down of the Hoop Entities and approximately $0.2 million of reserve adjustments, primarily related to legal claims. These costs are offset by a tax benefit of approximately $0.3 million.

        In accordance with U.S. GAAP, the Disney Store business has been segregated from continuing operations and included in "Income (loss) from discontinued operations, net of income taxes" in the consolidated statements of operations.

Operating Highlights

        Net sales in Fiscal 2009 increased approximately $13.3 million, or 1%, to $1,643.6 million, compared to $1,630.3 million reported in Fiscal 2008. During Fiscal 2009, our Comparable Retail Sales decreased 2% compared to an increase of 5% in Fiscal 2008. In Fiscal 2009, we opened 38 stores, remodeled 13 stores and closed eight stores.

        Based on information from NPD Group, a consumer and retail market research firm, we believe our market share of children's apparel for The Children's Place brand increased to 4.1% in Fiscal 2009 from 3.9% in Fiscal 2008.

        During Fiscal 2009, we reported income from continuing operations of $88.8 million, or $3.09 per diluted share, compared to $73.9 million, or $2.50 per diluted share, in Fiscal 2008. During Fiscal 2009, the following factors significantly impacted our business:

  •
  The continued downturn in the U.S. and Canadian economic environments;

  •
  Reductions in selling, general and administrative expenses; and

  •
  Fluctuations in the Canadian Dollar exchange rate.

        Additionally, income from continuing operations includes:

  Fiscal 2009

  •
  Approximately $14.8 million of tax benefits of which $10.3 relates to foreign tax credits associated with the repatriation of foreign cash and $4.5 million relates to the release of certain accruals upon settlement of an IRS audit.

  Fiscal 2008

  •
  Approximately $11.6 million, pretax, of transition service income, net of variable expenses, related to administrative and distribution services provided to affiliates of Disney's as part of the Sale; and

  •
  Approximately $6.5 million, pretax, in impairments related to underperforming stores (refer to Note 5—Property and Equipment in the accompanying Notes to our Consolidated Financial Statements for more information).

        We have subsidiaries in Canada, Hong Kong and Shanghai whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes the average translation rates impacting our operating results, and the resulting effect of related rate changes on net sales, gross profit and income from continuing operations before taxes, for each fiscal year presented in our consolidated statements of operations:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Average Translation Rates(1)
Canadian Dollar	0.8913	0.9301	0.9465
Hong Kong Dollar	0.1290	0.1285	0.1282
China Yuan Renminbi	0.1464	0.1446	0.1323
Effect on Operating Results (in millions)
Net sales(2)	$(5.2)	$(7.2)	$14.6
Gross profit	(1.5)	(2.9)	7.7
Income from continuing operations before taxes	—	(0.7)	3.0

(1)
The average translation rates are the average of the 12 monthly translation rates used during each fiscal year to translate the respective income statements. The rates represent the U.S. dollar equivalent of each foreign currency.

(2)
Net sales are affected only by the Canadian Dollar translation rates.

        In addition to the translation impact noted above, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory in U.S. Dollars. The effects of these purchases on our gross profit for Fiscal 2009 and Fiscal 2008 were decreases of $3.9 million and $1.1 million, respectively and the effect for Fiscal 2007 was an increase of $6.2 million.

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

        We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item. We estimate sell-through rates based upon historical and forecasted information. Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts. Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand. Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them. Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements. Our historical estimates have not differed materially from actual results and a 10% difference in our markdown reserve as of January 30, 2010 would have impacted net income by approximately $0.8 million. Our markdown reserve balance at January 30, 2010 and January 31, 2009 was $12.9 million and $13.1 million, respectively.

        Additionally, we adjust our inventory based upon an annual physical inventory, which is taken during the last quarter of the fiscal year. Based on the results of our historical physical inventories, an estimated shrink rate is used for each successive quarter until the next annual physical inventory, or sooner if facts or circumstances should indicate differently. A 1% difference in our shrinkage rate at retail could impact each quarter's net income by approximately $0.7 million.

        Stock-Based Compensation—We account for stock-based compensation according to the provisions of the "Compensation—Stock Compensation" topic of the FASB ASC.

  Stock Options

        During Fiscal 2008, we ceased issuing stock options in favor of deferred stock awards. The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date. Application of other assumptions could have resulted in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in our financial statements. Additionally, we estimate a forfeiture rate for those awards not expected to vest. While actual forfeitures could vary significantly from those estimated, a 10% difference would not have a material impact on our net income. Total unamortized stock compensation at January 30, 2010 was $0.1 million.

  Restricted Stock, Deferred Stock and Performance Awards

        We grant restricted shares and deferred stock awards to our employees and non-employee directors and performance awards to certain key members of management. The fair value of these awards is based on the average of the high and low selling price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% difference would impact our net income by $0.3 million. In addition, the number of performance shares earned is dependant upon our operating results over a specified time period. The expense for performance shares is based on an estimate of the number of shares we think will vest based on our earnings-to-date plus our estimate of future earnings for the performance period. To the extent that actual operating results differ from our estimates, future performance share compensation expense could be materially different. A 50% decrease in our projected future earnings could decrease our stock-based compensation, pre-tax, by approximately $1.8 million, and a 50% increase in our projected future earnings could increase our stock-based compensation, pre-tax, by approximately $0.4 million.

        Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits. We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations. Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of January 30, 2010 would have impacted net income by approximately $0.5 million.

        Impairment of Long-Lived Assets—We periodically review our long-lived assets when events indicate that their carrying value may not be recoverable. Such events include a history trend or projected trend of cash flow losses or a future expectation that we will sell or dispose of an asset significantly before the end of its previously estimated useful life. In reviewing for impairment, we group our long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In that regard, we group our assets into two categories: corporate-related and store-related. Corporate-related assets consist of those associated with our corporate offices, distribution centers and our information technology systems. Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment and lease related assets associated with individual stores.

        For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis. For each of these stores, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. We primarily determine fair market value to be the discounted future cash flows associated with those assets. In evaluating future cash flows, we consider external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends. Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. Historically, less than 2% of our stores required impairment charges in any one year. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material. At January 30, 2010, the average net book value per store was $0.2 million.

        Income Taxes—We utilize the liability method of accounting for income taxes as set forth in the "Income Taxes" topic of the FASB ASC. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.

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

        Fair Value Measurement and Financial Instruments—The "Fair Value Measurements and Disclosure" topic of the FASB ASC provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.

        This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:

  •
  Level 1—inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities

  •
  Level 2—inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

  •
  Level 3—inputs to the valuation techniques that are unobservable for the assets or liabilities

        The Company's cash and cash equivalents, accounts receivable, accounts payable, credit facilities and certain other short-term financial instruments are all short-term in nature. As such, their carrying amounts approximate fair value.

  Recently Adopted Accounting Standards

        In June 2009, the FASB issued standards that established the FASB ASC. These standards were effective for financial statements issued for reporting periods that end after September 15, 2009 and serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC reorganizes all accounting standards in U.S. GAAP, aside from those issued by the SEC, and establishes a new hierarchy of GAAP sources for non-governmental entities. All future updates to U.S. GAAP will no longer be issued in the form of FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts, but rather the FASB will issue "Accounting Standards Updates" instead. This adoption did not have any financial impact on the Company's condensed consolidated financial statements.

        On February 1, 2009, as required by the "Fair Value Measurements and Disclosure" topic of the FASB ASC, the Company adopted the updated provisions that pertain to all non-financial assets and non-financial liabilities. These provisions define fair value, provide guidance for using fair value to measure assets and liabilities, establish a framework for measuring fair value in U.S. GAAP and expand disclosures about fair value measurement. This adoption did not have any financial impact on the Company's condensed consolidated financial statements.

        In the second quarter of fiscal 2009, the Company adopted the provisions of the "Subsequent Events" topic of the FASB ASC. This topic establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In accordance with this topic, the Company evaluates subsequent events through the date its financial statements are issued. This adoption did not have any financial impact on the Company's condensed consolidated financial statements.

        In the second quarter of fiscal 2009, as required by the "Fair Value Measurements and Disclosure" topic of the FASB ASC, the Company adopted updated provisions as follows: a) for all financial and non-financial assets, updated guidance in determining whether a market is active or inactive and whether a transaction is distressed, as well as enhanced related disclosures, and b) additional disclosure requirements about fair value of financial instruments in interim and annual financial statements. The adoption of these provisions did not have any impact on the Company's condensed consolidated financial statements, but did require additional disclosures, which are provided above under "Fair Value Measurement and Financial Instruments".

        In August 2009, the FASB issued an accounting standard update, "Measuring Liabilities at Fair Value", which amends the "Fair Value Measurements and Disclosure" topic of the FASB ASC. This update clarifies the fair value measurement requirements for liabilities that lack a quoted price in an active market. This standard was effective starting in August 2009 and did not have any financial impact on the Company's condensed consolidated financial statements.

        In September 2009, the FASB issued an accounting standard update, "Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)", which amends the "Fair Value Measurements and Disclosure" topic of the FASB ASC. This update provides fair value measurement and disclosure guidance for an investor on using the net asset value per share provided by an investee. This standard was effective for interim and annual periods ending on or after December 15, 2009 and did not have any financial impact on the Company's condensed consolidated financial statements.

RESULTS OF OPERATIONS

        We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., "basis points"). For example, our selling, general and administrative expenses decreased approximately 120 basis points to 27.7% of net sales during Fiscal 2009 from 28.9% during Fiscal 2008. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., "leveraging"), the more efficiently we have utilized the investments we have made in our business. Conversely, if our costs grow at a faster pace than our sales (i.e., "de-leveraging"), we have less efficiently utilized the investments we have made in our business.

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales.

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.9	58.8	60.8

Gross profit	40.1	41.2	39.2
Selling, general and administrative expenses	27.7	28.9	31.5
Asset impairment charge	0.1	0.4	1.1
Other costs	—	—	0.4
Depreciation and amortization	4.3	4.4	4.3

Operating income	7.9	7.5	1.9
Interest income (expense), net	(0.3)	(0.3)	—

Income from continuing operations before income taxes	7.6	7.2	1.9
Provision for income taxes	2.2	2.7	1.2

Income from continuing operations	5.4	4.5	0.7
Income (loss) from discontinued operations, net of income taxes	—	0.5	(4.6)

Net income (loss)	5.4%	5.1%	(3.9)%

Number of stores in continuing operations, end of period	947	917	904

Note: Table may not add due to rounding.

        The following tables sets forth by segment, for the periods indicated, selected net sales, gross profit and Gross Margin income statement data (in thousands).

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net sales:
The Children's Place U.S.	$1,441,562	$1,428,073	$1,325,618
The Children's Place Canada	202,025	202,250	194,711

Total net sales	$1,643,587	$1,630,323	$1,520,329

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Gross profit:
The Children's Place U.S.	$559,865	$568,059	$496,752
The Children's Place Canada	99,636	103,754	99,390

Total gross profit	$659,501	$671,813	$596,142

Gross Margin:
The Children's Place U.S.	38.8%	39.8%	37.5%
The Children's Place Canada	49.3%	51.3%	51.0%
Total Gross Margin	40.1%	41.2%	39.2%

Fiscal 2009 Compared to Fiscal 2008

        Net sales increased $13.3 million, or 1%, to $1,643.6 million during Fiscal 2009 from $1,630.3 million during Fiscal 2008. Our net sales increase resulted from $48.3 million of sales from new stores as well as stores that did not qualify as comparable stores, mostly offset by a Comparable Retail Sales decrease of 2%, or $29.8 million, and a $5.2 million decrease from unfavorable changes in the Canadian foreign exchange rate. The Comparable Retail Sales decrease is comprised of a Comparable Store Sales decrease of 4%, or $60.4 million, partially offset by an increase in e-commerce sales of 34.4%, or $30.6 million. Our 4% Comparable Store Sales decrease reflects a 1% decrease in the number of transactions and a 3% decrease in our average dollar transaction size.

        On a segment basis, The Children's Place U.S. net sales increased $13.5 million, or 1.0%, to $1,441.6 million in Fiscal 2009 compared to $1,428.1 million in Fiscal 2008. This increase resulted from a $30.6 million increase in e-commerce sales and a $31.4 million increase in sales from new stores and other stores that did not qualify as comparable stores, partially offset by a Comparable Store Sales decrease of 4%, or $48.5 million. E-commerce sales, as a percentage of net sales, increased to 7% in Fiscal 2009 from 5% in Fiscal 2008. The decrease in Comparable Store Sales resulted primarily from a 3% decline in the average dollar transaction size while the number of transactions were flat. Comparable Store Sales were down in all regions and all departments except for accessories, which was flat. The Children's Place Canada net sales decreased $0.2 million, or 0.1%, to $202.0 million in Fiscal 2009 compared to $202.2 million in Fiscal 2008. This decrease resulted from a Comparable Store Sales decrease of 6%, or $11.9 million and a $5.2 million decrease resulting from changes in the Canadian exchange rates mostly offset by a $16.9 million increase in sales from new stores and other stores that did not qualify as comparable stores. The decrease in Comparable Store Sales was primarily attributable to a 3% decline in the number of transactions and a 3% decrease in the average dollar transaction size. Comparable Store Sales were down in all departments except for accessories.

        During Fiscal 2009, we opened 38 stores, which included 30 in the United States and eight in Canada. We closed eight stores in Fiscal 2009, all in the United States.

        Gross profit decreased by $12.3 million to $659.5 million during Fiscal 2009 from $671.8 million in Fiscal 2008. Gross Margin decreased 110 basis points to 40.1% during Fiscal 2009 from 41.2% during Fiscal 2008. This decrease resulted primarily from higher markdowns of approximately 120 basis points and higher occupancy of approximately 30 basis points partially offset by lower production, design and other costs of approximately 20 basis points, a higher initial mark-up of approximately 10 basis points and lower buying costs of approximately 10 basis points. Increased markdowns resulted from higher inventory levels due to lower Comparable Store Sales as noted above. Gross Margin at The Children's Place U.S. decreased approximately 100 basis points to 38.8% in Fiscal 2009 from 39.8% in Fiscal 2008. This decrease resulted primarily from higher markdowns of approximately 120 basis points and higher occupancy of approximately 20 basis points partially offset by a higher initial mark-up of approximately

20 basis points and lower production, design and other costs of approximately 20 basis points. Gross Margin at The Children's Place Canada decreased approximately 200 basis points to 49.3% in Fiscal 2009 from 51.3% in Fiscal 2008. This decrease resulted primarily from higher occupancy of approximately 110 basis points, a lower initial mark-up of approximately 70 basis points and higher markdowns of approximately 50 basis points partially offset by lower production, design and other costs of approximately 30 basis points. Gross profit at The Children's Place Canada was also negatively impacted by changes in foreign exchange rates.

        Selling, general and administrative expenses decreased $15.5 million to $455.8 million during Fiscal 2009 from $471.3 million during Fiscal 2008. As a percentage of net sales, SG&A decreased approximately 120 basis points to 27.7% during Fiscal 2009 from 28.9% during Fiscal 2008. The comparability of our SG&A was affected by the following items:

  Fiscal 2009

  •
  approximately $3.5 million, or 20 basis points of accrual reversals related to the settlement of an IRS employment tax audit related to stock options;

  •
  approximately $2.8 million, or 20 basis points, of severance charges from the relocation of our e-commerce fulfillment facility and buyout costs related to the elimination of our auto-lease program; and

  •
  approximately $2.1 million, or 10 basis points, of professional fees associated with a proxy contest.

  Fiscal 2008

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

        Excluding the effect of the above, SG&A decreased approximately $27.7 million, or 190 basis points. We were able to reduce these expenses primarily as a result of the following:

  Favorable variances

  •
  store operating expenses, excluding payroll, decreased approximately $7.8 million, or 50 basis points. This decrease is due primarily to cost containment measures in supplies, repairs and maintenance and information technology;

  •
  incentive bonus decreased approximately $5.6 million, or 40 basis points, resulting from a lower payout in Fiscal 2009 due to operating results lower than planned;

  •
  marketing expenses decreased approximately $3.9 million, or 30 basis points, which was primarily attributable to a reduction in our direct mailing programs;

  •
  professional fees decreased approximately $5.1 million, or 30 basis points, resulting from reductions in consulting, legal and accounting fees;

  •
  administrative payroll decreased approximately $3.0 million, or 20 basis points, resulting from a decrease in headcount;

  •
  foreign currency transaction gains of $0.5 million in Fiscal 2009 compared to losses of $2.7 million in Fiscal 2008 resulted in leveraging of approximately 20 basis points. This was due to favorable changes in foreign currency rates, primarily the Canadian Dollar;

  •
  corporate facility expense decreased approximately $1.0 million, or 10 basis points, due to lower utilities and cost containment measures on supplies; and

  •
  employee service costs decreased approximately $1.4 million, or 10 basis points, due to the elimination of our auto lease program and no significant employee relocation costs in Fiscal 2009.

  Unfavorable variance

  •
  store payroll and benefit costs increased approximately $6.3 million, or 30 basis points. This de-leveraging was the result of the 4% decrease in Comparable Store Sales while the number of transactions decreased only 1%.

        Asset impairment charges were $2.2 million during Fiscal 2009 compared to $6.5 million during Fiscal 2008. Asset impairment charges in Fiscal 2009 relate primarily to 14 underperforming stores compared to 18 underperforming stores in Fiscal 2008.

        Other costs of $0.2 million during Fiscal 2008 related to interest accretion from our decision to exit the Emerson Lane administrative office lease. There were no other costs in Fiscal 2009.

        Depreciation and amortization was $71.4 million during each of Fiscal 2009 and Fiscal 2008. As a percentage of sales, depreciation expense was 4.3% in Fiscal 2009 compared to 4.4% in Fiscal 2008.

        Interest (expense) income, net, was expense of $5.7 million in Fiscal 2009, compared to expense of $4.9 million in Fiscal 2008. The increase in net interest expense is due primarily to lower interest income of $2.5 million and increased unused line fees on our credit facility of $0.5 million mostly offset by lower interest expense associated with our term loan and credit facilities of $2.6 million. The lower interest expense resulted from a lower average outstanding debt balance during Fiscal 2009 compared to Fiscal 2008. Also included in the interest expense during Fiscal 2009 is a $1.5 million accrued interest reduction resulting from the settlement of an IRS employment tax audit related to stock options and a $2.5 million charge related to the pre-payment of the remaining balance on our term loan.

        Provision for income taxes was approximately $35.5 million during Fiscal 2009, compared to $43.5 million during Fiscal 2008, and our effective tax rate was 28.6% in Fiscal 2009, compared to 37.1% in Fiscal 2008. The decrease in the effective tax rate resulted primarily from discretionary items during Fiscal 2009, including $10.3 million of foreign tax credits related to cash repatriations from our Canadian subsidiaries and a $4.5 million accrual reduction related to the settlement of an IRS audit.

        Income (loss) from discontinued operations, net of income taxes was a loss of $0.5 million during Fiscal 2009, compared to income of approximately $8.4 million during Fiscal 2008. The loss in Fiscal 2009 relates to legal fees incurred in winding down the Disney Store Business. The income in Fiscal 2008 is due primarily to a $22.2 million pre-tax gain on the Sale, and a $25.5 million gain on the relief of indebtedness of the Hoop Entities mostly offset by operating losses of $13.1 million and restructuring charges of $18.8 million.

        Net income was $88.4 million in Fiscal 2009, compared to $82.4 million in Fiscal 2008 due to the factors discussed above.

Fiscal 2008 Compared to Fiscal 2007

        Net sales increased $110.0 million, or 7%, to $1,630 million during Fiscal 2008 from $1,520 million during Fiscal 2007. Comparable Store Sales increased 2% compared to a 3% Comparable Store Sales increase in Fiscal 2007 and contributed $29.0 million to our net sales increase in Fiscal 2008. E-commerce sales increased $34.4 million during Fiscal 2008. Net sales from our new stores, as well as other stores that did not qualify as comparable stores, increased our net sales by $46.6 million. Fluctuations in foreign exchange rates had the effect of reducing our Fiscal 2008 net sales by $7.2 million compared to Fiscal 2007.

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

        On a segment basis, The Children's Place U.S. net sales increased $102.5 million, or 7.7%, to $1,428.1 million in Fiscal 2008 compared to $1,325.6 million in Fiscal 2007. This increase resulted from a Comparable Store Sales increase of 3%, or $34.5 million, an increase in e-commerce sales of $34.4 million and an increase in sales from new stores and other stores that did not qualify as comparable stores of $33.6 million. E-commerce sales, as a percentage of net sales, increased to 5% in Fiscal 2008 from 4% in Fiscal 2007. The increase in Comparable Store Sales resulted primarily from a 3% increase in the average dollar transaction size while the number of transactions remained flat. Comparable Store Sales were up in all regions except for our west region. The Children's Place Canada net sales increased $7.5 million, or 3.9%, to $202.2 million in Fiscal 2008 compared to $194.7 million in Fiscal 2007. This increase resulted from an increase in Comparable Store Sales of $1.1 million and an increase from new stores and other stores that did not qualify as comparable stores of $13.6 million, partially offset by a $7.2 million decrease resulting from changes in the Canadian exchange rates. Comparable Store Sales had a 4% decline in the number of transactions offset by a 4% increase in the average dollar transaction size.

        During Fiscal 2008, we opened 26 The Children's Place stores, which included 19 stores in the United States, 6 stores in Canada and 1 store in Puerto Rico. We closed 13 The Children's Place stores in Fiscal 2008, all in the United States.

        Gross profit increased by $75.7 million to $671.8 million during Fiscal 2008 from $596.1 million in Fiscal 2007. Gross Margin increased 200 basis points to 41.2% during Fiscal 2008 from 39.2% during Fiscal 2007. This increase in Gross Margin resulted primarily from lower markdowns of approximately 230 basis points, lower production, design, buying and other internal costs of approximately 30 basis points, partially offset by a lower initial markup of approximately 10 basis points, increased inventory shrinkage of approximately 20 basis points, and higher distribution costs of approximately 30 basis points. Decreased markdowns resulted from lower inventory levels, an improved merchandise assortment and a better balance of product on hand. Gross Margin at The Children's Place U.S. increased approximately 230 basis points to 39.8% in Fiscal 2008 from 37.5% in Fiscal 2007. This increase in Gross Margin resulted primarily from lower markdowns of approximately 260 basis points, lower production, design and other costs of approximately 20 basis points and lower occupancy of approximately 20 basis points, partially offset by higher distribution costs of approximately 40 basis points and increased inventory shrinkage of approximately 30 basis points. Decreased markdowns resulted from lower inventory levels, an improved merchandise assortment and a better balance of product on hand. Gross Margin at The Children's Place Canada increased approximately 30 basis points to 51.3% in Fiscal 2008 from 51.0% in Fiscal 2007. This increase in Gross Margin resulted primarily from lower markdowns of approximately 160 basis points, partially offset by higher production, design, buying and other internal costs of approximately 10 basis points, a lower initial markup of approximately 60 basis points, increased inventory shrinkage of approximately 10 basis points, and higher occupancy of approximately 50 basis points. The lower initial mark-up was negatively impacted by changes in foreign exchange rates.

        Selling, general and administrative expenses decreased $7.8 million to $471.3 million during Fiscal 2008 from $479.1 million during Fiscal 2007. As a percentage of net sales, SG&A decreased approximately 260 basis points to 28.9% during Fiscal 2008 from 31.5% during Fiscal 2007. The comparability of our SG&A was affected by the following items:

  Fiscal 2009

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

  Fiscal 2008

  •
  Professional fees, of approximately $10.2 million or 70 basis points, which included $6.7 million of legal, consulting and audit fees related to the stock option investigation, $1.9 million of legal and consulting fees related to our strategic review, and $1.7 million of legal fees related to the special investigation;

  •
  Severance costs of approximately $4.7 million or 30 basis points related to the resignations of our former CEO and a brand president; and

  •
  Stock compensation expense of approximately $3.0 million or 20 basis points related to the modification of certain stock awards in conjunction with the stock option investigation.

        Excluding the effect of the above, SG&A increased approximately $21.0 million, but as a percentage of net sales, decreased approximately 80 basis points. We were able to leverage these expenses primarily as a result of the following:

  Favorable variances

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

  Unfavorable variances

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

  •
  Information technology costs increased approximately $3.2 million or 20 basis points, resulting from upgrading and expanding our information infrastructure, including our procurement and e-commerce systems; and

  •
  Stock-based compensation, exclusive of the unusual amount noted above, increased $4.5 million, or 30 basis points. This increase resulted from the issuance of stock awards during the fourth quarter of Fiscal 2007, after a one year moratorium on stock awards resulting from the stock option investigation. Additionally, most stock awards issued prior to Fiscal 2006 had their vesting accelerated prior to Fiscal 2006.

        Asset impairment charges were $6.5 million during Fiscal 2008, compared to $16.6 million during Fiscal 2007. Asset impairment charges in Fiscal 2008 relate to 18 underperforming stores. Asset impairment charges in Fiscal 2007 included $14.8 million related to our decision to cease construction of our Emerson Lane administrative office building and $1.8 million related to 12 underperforming stores.

        Other costs were of $5.9 million during Fiscal 2007 and related to our decision to exit the Emerson Lane administrative office lease. In Fiscal 2008, we recorded $0.2 million of related interest accretion.

        Depreciation and amortization was $71.4 million, or 4.4% of net sales, during Fiscal 2008, compared to $65.3 million, or 4.3% of net sales, during Fiscal 2007. The $6.1 million increase in depreciation expense in Fiscal 2008 was due primarily to our new stores and remodels, as well as investments made in our distribution facilities.

        Interest (expense) income, net, was expense of $4.9 million in Fiscal 2008, compared to expense of $0.4 million in Fiscal 2007. In July 2008, we closed on an $85 million term loan, and as a result, our weighted average debt outstanding increased approximately $19.6 million. In addition, our weighted average effective interest rate for Fiscal 2008 was approximately 9.7% compared to approximately 7.2% in Fiscal 2007. Other factors contributing to the increase in interest expense include: $0.6 million of capitalized interest in Fiscal 2007 versus none in Fiscal 2008, a $0.5 million increase in amortization of deferred financing costs, and a $0.6 million decrease in interest income resulting primarily from the sale of all of our short term investments during Fiscal 2007.

        Provision for income taxes was approximately $43.5 million during Fiscal 2008, compared to $18.9 million during Fiscal 2007, and our effective tax rate was 37.1% in Fiscal 2008, compared to 65.5% in Fiscal 2007. The increase in the provision for income taxes was due primarily to the $88.6 million increase in income from continuing operations before income taxes. The decrease in the effective tax rate resulted primarily from a discretionary item in the fourth quarter of Fiscal 2007; we provided $6.1 million of U.S. taxes related to our no longer being permanently re-invested in our Hong Kong subsidiary.

        Income (loss) from discontinued operations, net of income taxes, in Fiscal 2008 was approximately $8.4 million compared to a loss from discontinued operations, net of income taxes, of approximately $69.5 million during Fiscal 2007. The income in Fiscal 2008 is due primarily to a $22.2 million pre-tax gain on the Sale, and a $25.5 million gain on the relief of indebtedness of the Hoop Entities. The loss in Fiscal 2007 includes a pre-tax $80.3 million impairment charge taken on the Disney Store assets.

        Net income (loss) was net income of $82.4 million in Fiscal 2008, compared to a net loss of $59.6 million in Fiscal 2007 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

        Our working capital needs typically follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and holiday selling seasons. Our primary uses of cash are the financing of new store openings and working capital requirements, principally inventory purchases.

        As of January 30, 2010, we had $168.4 million in cash and cash equivalents and no borrowings outstanding under our credit facility. Our credit facility provides for borrowings up to the lesser of $200 million or our borrowing base, as defined by the credit facility agreement (see "Credit Facilities" below). At January 30, 2010, our availability under the credit facility was $116.5 million.

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

        On August 3, 2009, pursuant to the Securities Purchase Agreement, we purchased approximately 2.45 million shares of our common stock at a price of $28.88 per share. Total cost of this share repurchase was $73.5 million, which included transaction costs of approximately $2.7 million.

        During Fiscal 2009, we re-paid in full our $85 million term loan (see "Term Loan" below).

Credit Facilities

        On July 31, 2008, the Company and certain of its domestic subsidiaries entered into a five year credit agreement (the "2008 Credit Agreement") with Wells Fargo Retail Finance, LLC ("Wells Fargo"), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the "Lenders") and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender. The 2008 Credit Agreement refinanced a $130 million credit agreement and a $60 million letter of credit agreement which, except under certain limited circumstances, were each scheduled to expire on November 1, 2010 (the "Prior Credit Agreements").

        The 2008 Credit Agreement consists of a $200 million asset based revolving credit facility, with a $175 million sublimit for standby and documentary letters of credit. Revolving credit loans outstanding under the 2008 Credit Agreement bear interest, at the Company's option, at:

  (i)
  the prime rate plus a margin of 0.0% to 0.5% based on the amount of the Company's average excess availability under the facility; or

  (ii)
  LIBOR for an interest period of one, two, three or six months, as selected by the Company, plus a margin of 2.00% to 2.50% based on the amount of the Company's average excess availability under the facility.

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

        The following table presents the components (in millions) of the Company's credit facilities:

	January 30, 2010	January 31, 2009
Credit facility maximum	$200.0	$200.0
Borrowing Base	164.1	155.0
Borrowings outstanding	—	—
Letters of credit outstanding—merchandise	32.4	32.3
Letters of credit outstanding—standby	15.2	14.6

Utilization of credit facility at end of period	47.6	46.9

Availability	$116.5	$108.1

Average loan balance during the period(1)	0.1	20.5
Highest borrowings during the period(1)	3.3	80.6
Average interest rate(1)	3.3%	5.4%
Interest rate at end of period	3.3%	3.3%

(1)
For Fiscal 2008, the average loan balance, highest borrowings during the period, and average interest rate includes activity under the Prior Credit Agreements through their termination on July 31, 2008.

Term Loan

        On July 31, 2008, concurrently with the execution of the 2008 Credit Agreement, the Company and certain of its domestic subsidiaries and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A. (collectively, the "Note Purchasers"), together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent, entered into the Note Purchase Agreement.

        Under the Note Purchase Agreement, the Company issued $85 million of non-amortizing secured notes (the "Notes") which were due and payable on July 31, 2013. Amounts outstanding under the Note Purchase Agreement bore interest at the greater of (i) LIBOR, for an interest period of one, two, three or six months, as selected by the Company, or (ii) 3.00%, plus, in each case, a margin of between 8.50% and 9.75% depending on the Company's leverage ratio.

        A majority of the proceeds from the Note Purchase Agreement were used to repay in full the Company's outstanding obligations under the Prior Credit Agreements, and the remaining proceeds were used for working capital needs.

        The Company capitalized approximately $2.2 million in deferred financing costs related to the Note Purchase Agreement, which were being amortized on a straight-line basis over its term. In the event of prepayments, the portion of the deferred financing costs related to prepayments were to be accelerated. Based on the Company's cash flow for Fiscal 2008, it was required to make a mandatory prepayment of $31.3 million and had the option to make an additional prepayment, free of prepayment premium, of up to $15.7 million. On April 13, 2009, after electing to make the full optional prepayment, the Company paid a total of $47 million. In conjunction with the $47 million of prepayments made on April 13, 2009, the Company expensed an additional $0.9 million of deferred financing costs. In connection with the prepayment on August 3, 2009, the Company expensed the remaining deferred financing costs.

        On August 3, 2009, the Company prepaid the remaining principal amount of $38.0 million (the "Prepayment") under the Note Purchase Agreement. In accordance with the terms of the Note Purchase Agreement, the Company was required to pay a prepayment premium of 1.5%, or approximately $0.6 million. In connection with the Prepayment, the Note Purchase Agreement and the Company's obligations under the Note Purchase Agreement were terminated.

Cash Flows

        Cash flows provided by operating activities were $155.2 and $218.4 million during Fiscal 2009 and Fiscal 2008, respectively. Cash flows used in investing activities were $64.3 million and $60.8 million in Fiscal 2009 and Fiscal 2008, respectively. Cash flows used in financing activities were $154.0 million in Fiscal 2009 compared to $4.4 million in Fiscal 2008. The components of our cash flows are presented below separately as cash flows from continuing operations and cash flows from discontinued operations.

Cash Flows from Continuing Operations

        Cash flows provided by operating activities were $155.2 million and $205.8 million during Fiscal 2009 and Fiscal 2008, respectively. The net decrease of $50.6 million resulted primarily from the following :

  •
  the timing of payments on accounts payables, primarily in-transit inventory, which resulted in greater cash outflows of $66.2 million;

  •
  increased income tax payments of approximately $5.2 million;

  •
  the timing of payments on accrued expenses and other current liabilities, primarily payroll and occupancy costs, which resulted in greater cash outflows of $18.3 million;

  •
  reduced cash flows from accounts receivable, prepaids and other assets of approximately $13.7 million due primarily to lower levels of construction allowances;

  •
  the elimination of funding the subsidiaries in discontinued operations, which resulted in increased cash flow of approximately $28.8 million; and

  •
  a reduction in inventory levels provided approximately $28.3 million of cash flows;

        Cash flows used in investing activities were $64.3 million and $49.4 million during Fiscal 2009 and Fiscal 2008, respectively. Cash paid for capital expenditures was $62.2 million in Fiscal 2009 compared to $51.7 million in Fiscal 2008. This increase of $10.5 million resulted primarily from Fiscal 2009 having 12 more store openings as well as the build out of our new corporate offices. Fiscal 2009 also included a $2.1 million restriction of cash while Fiscal 2008 included $2.3 million of cash received on the sale of store leases and property and equipment.

        Cash flows used in financing activities were $154.0 million in Fiscal 2009 compared to cash flows provided by financing activities of $7.4 million in Fiscal 2008. Fiscal 2009 includes the full repayment of our $85.0 million term loan, stock repurchases of $74.0 million and $1.0 million paid for deferred financing costs partially offset by $6.0 million of cash received on the exercise of stock options. Fiscal 2008 includes $85.0 million of proceeds received from our term loan and $4.7 million of proceeds from the exercise of stock options, mostly offset by $69.6 million of net repayments on our credit facility, an $8.3 million capital contribution to our subsidiary in bankruptcy and $3.8 million of deferred financing costs associated with the term loan.

Cash Flows from Discontinued Operations

        In Fiscal 2009, cash flows of discontinued operations consisted entirely of a $0.5 million net loss offset by funding from the parent company.

        In Fiscal 2008 cash flows of discontinued operations consisted of the following activities: Cash flows provided by operating activities were $12.6 million and consisted primarily of parent funding of, and payment of, operating expenses. Cash flows used in investing activities were $11.4 million and consisted of $9.1 million of property and equipment purchases and the restriction of $63.5 million of cash for debt owed to the Disney Store Business creditors, mostly offset by $61.2 million of cash received on the sale of the Disney Store assets. Cash flows used in financing activities were $11.9 million and included $19.4 million of net payments on borrowings and $0.7 million of deferred financing costs, partially offset by an $8.3 million cash contribution.

Capital Expenditures

        We anticipate that total capital expenditures will be in the range of approximately $80 to $85 million in Fiscal 2010. Our increased planned capital expenditures for Fiscal 2010 reflects the anticipation of opening 65 stores and remodeling 62 stores compared to 38 store openings and 13 remodels in Fiscal 2009. Approximately $55 million of our planned capital expenditures is expected to provide for new store openings and remodels, and we anticipate receiving approximately $12.0 million in related lease incentives during Fiscal 2010. The remainder of our 2010 capital expenditure budget will be utilized for an e-commerce warehouse automation project, information technology and other initiatives.

        Our ability to meet our capital requirements in Fiscal 2010 depends on our ability to generate cash flows from operations and our available borrowings under our credit facility. Cash flow generated from operations depends on our ability to achieve our financial plans. We believe that cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months. Further, we do not expect the current economy to preclude us from meeting our cash requirements.

        Historically, we have funded our capital expenditures primarily from operations, with occasional seasonal advances on our debt facilities. In Fiscal 2009 and Fiscal 2008, our cash generated from operations along with existing cash on hand provided sufficient funds for our capital requirements. In Fiscal 2007, we completed building a new distribution center and incurred significant construction costs on new corporate offices. This increase in capital expenditures coupled with a decrease in operating profit, required us to fund our capital expenditures, in part, through advances on our credit facility and the sale of investments.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        The following tables summarize our contractual and commercial obligations for continuing operations as of January 30, 2010:

	Payment Due By Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$738,014	$141,785	$224,256	$152,523	$219,450
Employment contracts(2)	12,800	12,800	—	—	—
New store and remodel capital expenditure commitments—(3)	11,500	11,500	—	—	—

Total—Contractual Obligations	$762,314	$166,085	$224,256	$152,523	$219,450

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Credit facilities	$—	$—	$—	$—	$—
Purchase commitments(4)	215,561	215,561	—	—	—
Merchandise letters of credit	32,400	32,400	—	—	—
Standby letters of credit(5)	15,200	15,200	—	—	—

Total—Other Commercial Commitments	263,161	263,161	—	—	—

Total—Contractual Obligations and Other Commercial Commitments	$1,025,475	$429,246	$224,256	$152,523	$219,450

(1)
Certain of our operating leases include common area maintenance and other charges in our monthly rental expense. For other leases which do not include these charges in the minimum lease payments, we incur monthly charges, which are billed and recorded separately. These additional charges approximated 60% of our minimum lease payments in each of the last three fiscal years. Additionally, our minimum lease obligation does not include contingent rent based upon sales volume, which represented approximately 1.5% of our minimum lease payments in each of the last three fiscal years.

(2)
We have entered into employment agreements with certain of our executives which provide for the payment of severance up to two times the executive's salary and certain benefits following any termination without cause. These contracts commit us, in the aggregate, to approximately $7.0 million of employment termination costs, of which approximately $6.0 million represents severance payments. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $12.4 million of severance benefits should they either be terminated or suffer a degradation of duties as defined in their agreement. The maximum that we may incur under termination scenarios is $12.8 million.

(3)
As of January 30, 2010, we had executed 16 leases for new stores and 10 remodels. This amount represents our estimate of the capital expenditures required to open and begin operating the new and remodeled stores.

(4)
Represents purchase orders for merchandise for re-sale of approximately $213.8 million and equipment, construction and other non-merchandise commitments of approximately $1.8 million.

(5)
Represents letters of credit issued to landlords, banks, insurance companies.

        We self-insure and purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits, as described in Note 1 of the Notes to our Consolidated Financial Statements. Insurance reserves of $5.4 million are included in other long term liabilities as of January 30, 2010. The long-term portion represents the total amount estimated to be paid beyond one year. We are not able to further estimate in which periods the long-term portion will be paid.

        As discussed more fully in Note 13 of the Notes to our Consolidated Financial Statements, our long-term liabilities include unrecognized tax benefits of $15.4 million at January 30, 2010. We cannot make a reasonable estimate of the amount and period of related future payments for any of this amount.

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

        The following table sets forth certain statement of operations data and selected operating data for each of our last four fiscal quarters. Quarterly information for Fiscal 2009 is included in Note 16 of the Notes to our Consolidated Financial Statements. The quarterly statement of operations data and selected operating data set forth below were derived from our unaudited consolidated financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (in thousands, except per share data) (unaudited):

	Fiscal Year Ended January 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$401,901	$315,676	$463,175	$462,835
Gross profit	166,527	105,299	201,827	185,848
Selling, general and administrative expenses	111,893	106,093	118,579	119,217
Asset impairment charges	1,099	315	307	479
Depreciation and amortization	17,524	17,564	18,170	18,189
Operating income (loss)	36,011	(18,673)	64,771	47,963
Income (loss) from continuing operations before income taxes	32,743	(20,135)	64,251	47,482
Provision (benefit) for income taxes	9,002	(12,906)	26,079	13,325
Income (loss) from continuing operations	23,741	(7,229)	38,172	34,157
Income (loss) from discontinued operations, net of income taxes	(229)	178	(389)	(47)
Net income (loss)	23,512	(7,051)	37,783	34,110
Basic earnings (loss) per share amounts
Income (loss) from continuing operations	$0.81	$(0.24)	$1.39	$1.24
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	(0.01)	(0.00)

Net income (loss)	0.80	(0.24)	1.38	1.24
Basic weighted average common share outstanding	29,475	29,552	27,389	27,436
Diluted earnings (loss) per share amounts
Income (loss) from continuing operations	$0.80	$(0.24)	$1.38	$1.23
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	(0.01)	(0.00)

Net income (loss)	0.79	(0.24)	1.37	1.23
Diluted weighted average common share outstanding	29,605	29,552	27,622	27,713

*
Table may not add due to rounding.

(1)
Significant items impacting the fourth quarter of Fiscal 2009 include a $5.5 million tax benefit related to the utilization of foreign tax credits.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, our financial position and results of operations are routinely subject to market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and income. We utilize cash from operations and, if necessary, short-term borrowings to fund our working capital and investment needs.

Cash, Cash Equivalents and Investments

        Cash, cash equivalents and investments are normally invested in short-term financial instruments that will be used in operations within a year of the balance sheet date. Because of the short-term nature of these investments, changes in interest rates would not materially affect the fair value of these financial instruments.

Interest Rates

        Our credit facility bears interest at either the prime rate or a floating rate equal to LIBOR plus a calculated spread based on our average excess availability. As of January 30, 2010, we had no borrowings under the credit facility. During Fiscal 2009, our total weighted average borrowings under all debt agreements were approximately $28.5 million and the weighted average interest rate was 11.5%. A 120 basis point change in the respective annual interest rates would either increase or decrease our interest expense by $0.3 million.

Foreign Assets and Liabilities

        Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. Our investments in our Canadian subsidiaries are considered long-term; however, we are not deemed to be permanently reinvested in our Hong Kong subsidiary. We do not hedge these net investments nor are we party to any derivative financial instruments. As of January 30, 2010, net assets in Canada and Hong Kong were $85.0 million and $8.9 million, respectively. A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $8.5 million and $0.9 million, respectively. All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

        As of January 30, 2010, we had approximately $46.3 million of our cash and investment balances held in foreign countries, of which approximately $40.4 million was in Canada, approximately $4.1 million was in Hong Kong and approximately $1.8 million was in China.

Foreign Operations

        Approximately 12% of our consolidated net sales and 11% of our consolidated operating costs are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign exchange rates, Fiscal 2009 net sales and operating expenses could have decreased or increased by approximately $20.2 million and $16.5 million, respectively. Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses. At January 30, 2010, we had foreign currency denominated receivables and payables of $2.7 million and $1.9 million, respectively. We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at January 30, 2010.

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

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in "Item 15—Exhibits and Financial Statement Schedules" of Part III of this Annual Report on Form 10-K.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Management, including our principal executive officers (our Chief Executive Officer and our Executive Vice President—Finance and Administration, who is also our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 30, 2010. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of January 30, 2010 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our principal executive officers, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2010. Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting, which is included herein.

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
Secaucus, New Jersey:

        We have audited The Children's Place Retail Stores, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 30, 2010 and our report dated March 25, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, NY
March 25, 2010

ITEM 9B.—OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required to be included by Item 10 of Form 10-K will be set forth in the Company's proxy statement for its 2010 annual meeting of stockholders to be filed within 120 days after January 30, 2010 (the "Proxy Statement") and is incorporated by reference herein.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be included by Item 11 of Form 10-K will be set forth in the Proxy Statement and is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required to be included by Item 12 of Form 10-K will be set forth in the Proxy Statement and is incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required to be included by Item 13 of Form 10-K will be set forth in the Proxy Statement and is incorporated by reference herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required to be included by Item 14 of Form 10-K will be set forth in the Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 15.—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Children's Place Retail Stores, Inc.
Secaucus, New Jersey:

        We have audited the accompanying consolidated balance sheets of The Children's Place Retail Stores, Inc. and subsidiaries (the "Company") as of January 30, 2010 and January 31, 2009 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 30, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Children's Place Retail Stores, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Children's Place Retail Stores, Inc. and subsidiaries' internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 25, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, NY
March 25, 2010

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares issued, authorized and outstanding)

	Fiscal Year Ended
	January 30, 2010	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$168,380	$226,206
Restricted cash	2,112	—
Accounts receivable	16,910	19,639
Inventories	206,227	211,227
Prepaid expenses and other current assets	45,713	42,674
Deferred income taxes	17,540	19,844

Total current assets	456,882	519,590

Long-term assets:
Property and equipment, net	312,801	318,116
Deferred income taxes	79,934	96,104
Other assets	4,443	5,947

Total assets	$854,060	$939,757

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
Short term portion of term loan	$—	$30,000
Accounts payable	55,547	73,333
Income taxes payable	1,212	3,166
Accrued expenses and other current liabilities	88,757	100,496

Total current liabilities	145,516	206,995

Long-term liabilities:
Deferred rent liabilities	98,705	105,565
Other tax liabilities	15,396	17,150
Long term portion of term loan	—	55,000
Other long-term liabilities	5,473	7,168

Total liabilities	265,090	391,878

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at January 30, 2010	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 27,474,774 and 29,465,065 issued and outstanding at January 30, 2010 and January 31, 2009, respectively	2,747	2,947
Additional paid-in capital	204,646	205,858
Accumulated other comprehensive (loss) income	7,561	(3,090)
Retained earnings	374,016	342,164

Total stockholders' equity	588,970	547,879

Total liabilities and stockholders' equity	$854,060	$939,757

See accompanying notes to these consolidated financial statements

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net sales	$1,643,587	$1,630,323	$1,520,329
Cost of sales	984,086	958,510	924,187

Gross profit	659,501	671,813	596,142
Selling, general and administrative expenses	455,782	471,302	479,142
Asset impairment charges	2,200	6,491	16,565
Other costs	—	213	5,870
Depreciation and amortization	71,447	71,410	65,326

Operating income	130,072	122,397	29,239
Interest (expense) income, net	(5,731)	(4,939)	(366)

Income from continuing operations before income taxes	124,341	117,458	28,873
Provision for income taxes	35,500	43,523	18,913

Income from continuing operations	88,841	73,935	9,960
Income (loss) from discontinued operations, net of income taxes	(487)	8,435	(69,527)

Net income (loss)	$88,354	$82,370	$(59,567)

Basic earnings (loss) per share
Income from continuing operations	$3.12	$2.52	$0.34
Income (loss) from discontinued operations	(0.02)	0.29	(2.39)

Net income (loss)	$3.10	$2.81	$(2.05)

Basic weighted average common shares outstanding	28,463	29,307	29,090
Diluted earnings (loss) per share(1)
Income from continuing operations	$3.09	$2.50	$0.34
Income (loss) from discontinued operations	(0.02)	0.29	(2.35)

Net income (loss)	$3.08	$2.79	$(2.01)

Diluted weighted average common shares outstanding	28,707	29,548	29,648

(1)
Table may not add due to rounding.

See accompanying notes to these consolidated financial statements

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity	Comprehensive Income (loss)
	Shares	Amount
BALANCE, February 3, 2007	29,084	$2,909	$188,566	$325,968	$4,344	$521,787
Exercise of stock options	52	5	804			809
Tax benefit of stock option exercises			156			156
Adjustment to tax benefit of previously exercised stock options			(954)			(954)
Vesting of restricted stock	4	—	—			—
Adoption of unrecognized tax benefit provisions of the FASB ASC				(6,607)		(6,607)
Stock-based compensation expense			5,156			5,156
Modifications of stock option awards, net of $1,058 payable in cash			(174)			(174)
Modifications of stock options—reclassification between liability and equity awards			237			237
Fair value of land donated to Company for distribution center			1,800			1,800
Change in cumulative translation adjustment					9,590	9,590	$9,590
Net (loss)				(59,567)		(59,567)	(59,567)

Comprehensive (loss)							$(49,977)

BALANCE, February 2, 2008	29,140	$2,914	$195,591	$259,794	$13,934	$472,233

Exercise of stock options	219	$22	$4,714			$4,736
Adjustment to tax benefit of canceled and vested stock awards			(1,392)			(1,392)
Vesting of restricted stock	133	13	(13)			—
Stock-based compensation expense			7,598			7,598
Purchase of, and retirement of shares	(27)	(2)	(640)			(642)
Change in cumulative translation adjustment					(17,024)	(17,024)	$(17,024)
Net income				82,370		82,370	82,370

Comprehensive income							$65,346

BALANCE, January 31, 2009	29,465	$2,947	$205,858	$342,164	$(3,090)	$547,879

Exercise of stock options	273	$27	$5,954			$5,981
Adjustment to tax benefit of canceled and vested stock awards			1,648			1,648
Vesting of restricted stock	206	21	(21)			—
Stock-based compensation expense			8,450			8,450
Purchase of, and retirement of shares	(2,469)	(248)	(17,243)	(56,502)		(73,993)
Change in cumulative translation adjustment					10,651	10,651	$10,651
Net income				88,354		88,354	88,354

Comprehensive income							$99,005

BALANCE, January 30, 2010	27,475	$2,747	$204,646	$374,016	$7,561	$588,970

See accompanying notes to these consolidated financial statements

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$88,354	$82,370	$(59,567)
Less income (loss) from discontinued operations	(487)	8,435	(69,527)

Income from continuing operations	88,841	73,935	9,960
Reconciliation of income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	71,447	71,410	65,326
Amortization of deferred financing costs	2,430	718	282
Loss (gain) on disposal of property and equipment	732	(1,252)	1,553
Asset impairments	2,200	6,491	16,565
Other costs	—	213	5,870
Stock-based compensation	8,450	7,391	4,890
Deferred taxes	17,345	32,152	(56,813)
Deferred rent expense and lease incentives	(16,627)	(16,228)	(14,884)
Changes in operating assets and liabilities:
Accounts receivable	3,009	12,468	(8,022)
Inventories	8,438	(19,855)	(22,818)
Prepaid expenses and other assets	(3,146)	1,127	(5,464)
Accounts payable	(18,911)	47,294	(26,264)
Accrued expenses, interest and other current liabilities	(15,772)	2,541	815
Intercompany—discontinued operations	(487)	(29,302)	76,603
Income taxes payable, net of prepayments	776	4,737	(34,263)
Deferred rent and other liabilities	6,452	11,910	22,778

Total adjustments	66,336	131,815	26,154

Net cash provided by operating activities of continuing operations	155,177	205,750	36,114
Net cash provided by (used in) operating activities of discontinued operations	—	12,628	(37,313)

Net cash provided by (used in) operating activities	155,177	218,378	(1,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(62,217)	(51,693)	(168,682)
Purchase of investments	—	—	(776,405)
Change in restricted cash	(2,112)	—	—
Sale of investments	—	—	823,255
Sale of store leases and property and equipment	—	2,300	—

Net cash used in investing activities of continuing operations	(64,329)	(49,393)	(121,832)
Net cash used in investing activities of discontinued operations	—	(11,372)	(2,759)

Net cash used in investing activities	(64,329)	(60,765)	(124,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	183,613	746,714	456,189
Repayments under revolving credit facilities	(183,613)	(816,275)	(386,628)
Exercise of stock options	5,981	4,736	809
Borrowings (payments) on term loan	(85,000)	85,000	—
Deferred financing costs	(1,000)	(3,839)	—
Capital contribution to subsidiary in discontinued operations	—	(8,250)	—
Purchase of common stock, including transaction costs	(73,993)	(642)	—
Excess tax benefit for stock option exercises	—	—	156

Net cash provided by (used in) financing activities of continuing operations	(154,012)	7,444	70,526
Net cash provided by (used in) financing activities of discontinued operations	—	(11,878)	19,415

Net cash provided by (used in) financing activities	(154,012)	(4,434)	89,941
Effect of exchange rate changes on cash of continuing operations	5,338	(6,577)	2,873
Effect of exchange rate changes on cash of discontinued operations	—	(2,022)	586

Effect of exchange rate changes on cash	5,338	(8,599)	3,459
Net increase (decrease) in cash and cash equivalents	(57,826)	144,580	(32,390)
Cash and cash equivalents, beginning of year	226,206	81,626	114,016

Cash and cash equivalents, end of year	$168,380	$226,206	$81,626

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes, net of refunds	$16,786	$11,620	$58,525
Cash paid during the year for interest	5,465	6,811	4,625
Decrease (increase) in accrued purchases of property and equipment, lease acquisition and software costs	(3,433)	(3,357)	11,535
Land received for distribution center	—	—	1,800

See accompanying notes to these consolidated financial statements

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Children's Place Retail Stores, Inc. and subsidiaries (the "Company") is the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel and related accessories for children from newborn to ten years of age. The Company designs, contracts to manufacture and sells high-quality, value priced apparel and accessories and other children's-oriented merchandise under the proprietary "The Children's Place" brand name. As of January 30, 2010, the Company operated 947 The Children's Place stores throughout North America and an Internet store at www.childrensplace.com. As part of its merchandise procurement process, the Company maintains business operations in Asia. The Company's corporate offices are in New Jersey and it has three distribution facilities in the United States and one in Canada.

        From November 2004 through April 2008, through four wholly owned subsidiaries, the Company operated the Disney Store retail chain in North America (the "Disney Store Business") under a license agreement with The Walt Disney Company. In accordance with generally accepted accounting principles and reflecting the Company's exit of the Disney Store Business in the first quarter of Fiscal 2008, the accompanying consolidated financial statements have classified the Disney Store Business as discontinued operations. In December 2008, the Company deconsolidated those subsidiaries operating the Disney Store Business (see Note 3).

        Terms that are commonly used in the Company's notes to consolidated financial statements are defined as follows:

  •
  Fiscal 2009—The fifty-two weeks ended January 30, 2010.

  •
  Fiscal 2008—The fifty-two weeks ended January 31, 2009.

  •
  Fiscal 2007—The fifty-two weeks ended February 2, 2008.

  •
  Fiscal 2010—The Company's next fiscal year representing the fifty-two weeks ending January 29, 2011.

  •
  SEC—Securities and Exchange Commission.

  •
  GAAP—Generally Accepted Accounting Principles.

  •
  FASB—Financial Accounting Standards Board.

  •
  FASB ASC—FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Fiscal Year

        The Company's fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31.

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

Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of January 30, 2010, the Company does not have any investments in unconsolidated affiliates. The "Consolidation" topic of the FASB ASC is considered when determining whether an entity is subject to consolidation.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

        On June 11, 2009, the Company received a notice of assessment in the amount of approximately $2.1 million from Revenue Quebec regarding the Company's sales tax filings. The Company has objected to the assessment and believes that upon review it will be reversed. During the third quarter of fiscal 2009, Revenue Quebec required the Company to guarantee the assessed amount in the form of a deposit into a restricted cash account. Until such time that the pending assessment is resolved, the balance of the account remains the property of the Company. This amount is shown on the accompanying consolidated balance sheet as restricted cash.

Revenue Recognition

        The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $0.6 million and $0.5 million as of January 30, 2010 and January 31, 2009, respectively, for Internet sales shipped but not yet received by the customer. Sales tax collected from customers is excluded from revenue.

        An allowance for estimated sales returns is calculated based upon the Company's sales return experience and is recorded in accrued expenses and other current liabilities. The allowance for estimated sales returns was approximately $3.8 million and $3.2 million as of January 30, 2010 and January 31, 2009, respectively.

        The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities. The Company recognizes income from gift cards that are not expected to be redeemed based upon an extended period of dormancy where statutorily permitted. The Company recognized income for gift card dormancy of approximately $1.0 million, $0.5 million and $0.6 million during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

        The Company offers a private label credit card to its customers, which provides a discount on future purchases once a minimum annual purchase threshold has been exceeded. The Company

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimates the future discounts to be provided based on history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. The Company defers a proportionate amount of revenue from customers based on an estimated value of future discounts. The Company recognizes such deferred revenue as future discounts are taken on sales above the annual minimum. This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege. The Company's private label customers must earn the discount privilege on an annual basis, and such privilege expires at fiscal year end. Accordingly, deferred revenue for a given fiscal year is recognized by the end of that fiscal year.

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

Accounting for Stock-Based Compensation

        The Company maintains several stock-based compensation plans, which are administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Compensation Committee is comprised of independent members of the Board of Directors (the "Board"). The Company has granted stock options under its 1996 Stock Option Plan (the "1996 Plan"), its 1997 Stock Option Plan (the "1997 Plan"), and its 2005 Equity Incentive Plan (the "2005 Equity Plan") (collectively, the "Plans"). The Plans allow the Compensation Committee to grant multiple forms of stock-based compensation such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards. Effective with the adoption of the 2005 Equity Plan, the Compensation Committee resolved to cease issuing stock awards under the 1996 Plan and the 1997 Plan.

        The Company accounts for its stock-based compensation in accordance with the provisions of the "Compensation—Stock Compensation" topic of the FASB ASC. These provisions require, among other things: (a) the fair value of all stock awards be expensed over their respective vesting periods; (b) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the grant-date value of the award that is vested at that date and (c) that compensation expense include a forfeiture estimate for those shares not expected to vest. Also in accordance with these provisions, for those awards with multiple vest dates, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

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

  Deferred and Restricted Stock Awards ("Deferred Awards")

        Deferred Awards are granted to various employees on an annual basis for merit purposes or in conjunction with hirings. Board members also receive deferred stock awards as part of their annual compensation. The fair value of Deferred Awards is defined as the average of the high and low trading price of the Company's common stock on the grant date. Deferred Awards generally vest over a one to four year period.

  Performance Awards

        Performance awards are granted to members of senior management and are shares of common stock that are earned if performance criteria, as defined by the Compensation Committee, are met. Performance criteria generally consist of earnings per share or operating income targets over multiple years along with a service requirement on the part of the awardees.

Net Earnings (Loss) per Common Share

        The Company reports its earnings (loss) per share in accordance with the "Earnings Per Share" topic of the FASB ASC, which requires the presentation of both basic and diluted earnings (loss) per share on the statements of operations.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In accordance with this topic, the following table reconciles income (loss) and share amounts utilized to calculate basic and diluted net income (loss) per common share (in thousands):

	For Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008(1)
Income from continuing operations	$88,841	$73,935	$9,960
Income (loss) from discontinued operations, net of income taxes	(487)	8,435	(69,527)

Net income (loss)	$88,354	$82,370	$(59,567)

Basic weighted average common shares	28,463	29,307	29,090
Dilutive effect of stock awards	244	241	558

Diluted weighted average common shares	28,707	29,548	29,648

Antidilutive stock awards(2)	747	1,157	988

(1)
Per the "Earnings Per Share" topic of FASB ASC, the control number for determining whether stock awards are dilutive is income from continuing operations. In Fiscal 2007, the dilutive effect of approximately 558 thousand shares was included in calculating diluted earnings-per-share even though there was a net loss for the year.

(2)
Antidilutive stock awards are comprised of stock options that had an exercise price greater than the average market price during the period and unvested deferred and restricted shares which would have been antidilutive in the application of the above referenced FASB ASC topic.

Accounts Receivable

        Accounts receivable consists of credit card receivables, landlord construction allowance receivables and other miscellaneous items. Credit card receivables represent credit card sales for which the respective credit card service company has yet to remit the cash. The unremitted balance approximates the last few days of credit card sales for each reporting period. Bad debt associated with credit card sales is not material. Landlord construction allowance receivables represent landlord contributions to our construction costs of building out the related real estate, primarily new and remodeled stores. Total construction costs are capitalized as property and equipment and the landlord construction allowances are recorded as a lease incentive, a component of deferred rent, which is amortized as a reduction of rent expense over the lease term. Landlord construction allowance receivables were approximately $4.2 million and $8.1 million at January 30, 2010 and January 31, 2009, respectively.

Insurance and Self-Insurance Reserves

        The Company self-insures and purchases insurance policies to provide for workers' compensation, general liability and property losses, as well as director and officer's liability, vehicle liability and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. The Company

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

records the current portions of employee medical benefits, workers compensation and general liability reserves in accrued expenses and other current liabilities. As of January 30, 2010 and January 31, 2009, the current portions of these reserves were approximately $7.3 million and $6.2 million, respectively. The Company records the long-term portions of employee medical benefits, workers' compensation and general liability reserves in other long-term liabilities. As of January 30, 2010 and January 31, 2009, the long-term portions of these reserves were approximately $5.4 million and $7.2 million, respectively.

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

        The Company accounts for internally developed software intended for internal use in accordance with provisions of the "Intangibles—Goodwill and Other" topic of the FASB ASC. The Company capitalizes development-stage costs such as direct external costs, direct payroll related costs and interest costs incurred to develop the software prior to implementation. When development is substantially complete, the Company amortizes the cost of the software on a straight-line basis over the expected life of the software. Preliminary project costs and post-implementation costs such as training, maintenance and support are expensed as incurred.

Accounting for Impairment of Long-Lived Assets

        The Company periodically reviews its long-lived assets when events indicate that their carrying value may not be recoverable. Such events include a history trend or projected trend of cash flow losses or a future expectation that the Company will sell or dispose of an asset significantly before the end of its previously estimated useful life. In reviewing for impairment, the Company groups its long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In that regard, the Company groups its assets into two categories: corporate-related and store-related. Corporate-related assets consist of those associated with the Company's corporate offices, distribution centers and its information technology systems. Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment and lease related assets associated with individual stores.

        For store-related assets, the Company reviews all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis. For each of these stores, the Company projects future cash flows over the remaining life of the lease and compares the total undiscounted cash flows to the net book value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily determines fair market value to be the discounted future cash flows associated with those assets. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends. Internal factors include the

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll, and in certain cases, its ability to renegotiate lease costs.

Accounting for Exit or Disposal Cost Obligations

        In accordance with the "Exit or Disposal Cost Obligations" topic of the FASB ASC, the Company records its exit and disposal costs at fair value to terminate an operating lease or contract when termination occurs before the end of its term and without future economic benefit to the Company. In cases of employee termination benefits, the Company recognizes an obligation only when all of the following criteria are met:

  •
  management, having the authority to approve the action, commits to a plan of termination;

  •
  the plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date;

  •
  the plan establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and

  •
  actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

        During Fiscal 2009, the Company relocated its e-commerce fulfillment center from its leased warehouse distribution center in Secaucus, N.J. to its owned warehouse distribution center in Fort Payne, Alabama. In conjunction with this move, the Company terminated certain employees and provided them with termination benefits that met the criteria described above. The total obligation of approximately $2.0 million was paid and expensed during Fiscal 2009 and is included in selling, general and administrative expenses.

        During Fiscal 2007, The Company accrued approximately $5.9 million of lease exit costs related to its decision not to proceed forward with the construction of the Emerson Lane administrative office building. This amount is included in other costs. Fiscal 2008 includes $0.2 million of related interest accretion.

Deferred Financing Costs

        The Company capitalizes costs directly associated with acquiring third party financing. Deferred financing costs are included in other assets and are generally amortized on a straight-line basis as interest expense over the term of the related indebtedness. In cases where financing costs are based on amounts borrowed, the portion of those costs related to prepayments, if any, is accelerated. At January 30, 2010, deferred financing costs were approximately $2.0 million, net of accumulated amortization of $0.6 million. At January 31, 2009, deferred financing costs were approximately $3.4 million, net of accumulated amortization of $0.4 million.

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

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising and Marketing Costs

        The Company expenses the cost of advertising when the advertising is first run or displayed. Included in selling, general and administrative expenses for Fiscal 2009, Fiscal 2008 and Fiscal 2007 are advertising and other marketing costs of approximately $46.0 million, $49.6 million and $50.5 million, respectively.

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

Income Taxes

        We utilize the liability method of accounting for income taxes as set forth in the "Income Taxes" topic of the FASB ASC. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that any of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.

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

Foreign Currency Translation

        The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with the "Foreign Currency Matters" topic of the FASB ASC, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity. The Company also transacts certain business in foreign denominated currencies, primarily its Canadian subsidiary purchases inventory in U.S. Dollars, and there are intercompany charges between various subsidiaries. In Fiscal 2009, Fiscal 2008, and Fiscal 2007, the Company recorded realized and unrealized gains (losses) on such transactions of $0.5 million, $(2.7) million and $1.9 million, respectively.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In conjunction with the Company's deconsolidation of its Canadian subsidiary, Hoop Canada, Inc. (See Note 3 below), approximately $0.5 million of cumulative translation adjustment was credited to income (loss) from discontinued operations in Fiscal 2008.

Legal Contingencies

        The Company reserves for the outcome of litigation and contingencies when it determines an adverse outcome is probable and can estimate losses. Estimates are adjusted as facts and circumstances require. The Company expenses the costs to resolve litigation as incurred.

Fair Value Measurement and Financial Instruments

        The "Fair Value Measurements and Disclosure" topic of the FASB ASC provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.

        This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:

  •
  Level 1—inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities

  •
  Level 2—inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

  •
  Level 3—inputs to the valuation techniques that are unobservable for the assets or liabilities

        The Company's cash and cash equivalents, accounts receivable, accounts payable, credit facilities and certain other short-term financial instruments are all short-term in nature. As such, their carrying amounts approximate fair value.

Recently Adopted Accounting Standards

        In June 2009, the FASB issued standards that established the FASB ASC. These standards were effective for financial statements issued for reporting periods that end after September 15, 2009 and serve as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC reorganizes all accounting standards in U.S. GAAP, aside from those issued by the SEC, and establishes a new hierarchy of GAAP sources for non-governmental entities. All future updates to U.S. GAAP will no longer be issued in the form of FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts, but rather the FASB will issue "Accounting Standards Updates" instead. This adoption did not have any financial impact on the Company's condensed consolidated financial statements.

        On February 1, 2009, as required by the "Fair Value Measurements and Disclosure" topic of the FASB ASC, the Company adopted the updated provisions that pertain to all non-financial assets and non-financial liabilities. These provisions define fair value, provide guidance for using fair value to

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

measure assets and liabilities, establish a framework for measuring fair value in U.S. GAAP and expand disclosures about fair value measurement. This adoption did not have any financial impact on the Company's condensed consolidated financial statements.

        In the second quarter of fiscal 2009, the Company adopted the provisions of the "Subsequent Events" topic of the FASB ASC. This topic establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In accordance with this topic, the Company evaluates subsequent events through the date its financial statements are issued. This adoption did not have any financial impact on the Company's condensed consolidated financial statements.

        In the second quarter of fiscal 2009, as required by the "Fair Value Measurements and Disclosure" topic of the FASB ASC, the Company adopted updated provisions as follows: a) for all financial and non-financial assets, updated guidance in determining whether a market is active or inactive and whether a transaction is distressed, as well as enhanced related disclosures, and b) additional disclosure requirements about fair value of financial instruments in interim and annual financial statements. The adoption of these provisions did not have any impact on the Company's condensed consolidated financial statements, but did require additional disclosures, which are provided above under "Fair Value Measurement and Financial Instruments".

        In August 2009, the FASB issued an accounting standard update, "Measuring Liabilities at Fair Value", which amends the "Fair Value Measurements and Disclosure" topic of the FASB ASC. This update clarifies the fair value measurement requirements for liabilities that lack a quoted price in an active market. This standard was effective starting in August 2009 and did not have any financial impact on the Company's condensed consolidated financial statements.

        In September 2009, the FASB issued an accounting standard update, "Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)", which amends the "Fair Value Measurements and Disclosure" topic of the FASB ASC. This update provides fair value measurement and disclosure guidance for an investor on using the net asset value per share provided by an investee. This standard was effective for interim and annual periods ending on or after December 15, 2009 and did not have any financial impact on the Company's condensed consolidated financial statements.

2. STOCKHOLDERS' EQUITY

        On July 29, 2009, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with Ezra Dabah, the Company's former Chief Executive Officer, Renee Dabah and certain related trusts (collectively, the "Sellers") pursuant to which the Company agreed to purchase from the Sellers an aggregate of approximately 2.45 million shares of the Company's common stock at a price of $28.88 per share, which represented a discount of 5% to the average of the closing prices of the Company's common stock of the three days ended July 28, 2009 (the "Purchase"). On August 3, 2009, the Purchase was completed with the Company making total payments to the Sellers of approximately $70.8 million. In addition, the Company incurred approximately $2.7 million in transaction costs related to the Purchase, which are included in the cost of the acquired shares. Immediately after the Purchase, the acquired shares of common stock were retired. Additionally, pursuant to restrictions imposed by the Company's equity plan during black-out periods, the Company withholds and retires shares of vesting stock awards in exchange for payments to satisfy the withholding

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. STOCKHOLDERS' EQUITY (Continued)

tax requirements of certain recipients. The Company's payment of the withholding taxes in exchange for the shares constitutes a purchase of its common stock. For Fiscal 2009 and Fiscal 2008, the Company retired approximately 18 thousand shares and 27 thousand shares, respectively, and made related withholding tax payments of approximately $0.5 million and $0.6 million, respectively. In accordance with the "Equity" topic of the FASB ASC, a portion of the purchase price of shares retired is charged against additional paid-in capital using a pro rata allocation based on total shares outstanding. The par value of the shares is charged against common stock, and the remaining purchase price is charged to retained earnings. For Fiscal 2009, approximately $56.5 million was charged to retained earnings.

        Pursuant to the Securities Purchase Agreement, the Company had agreed to file with the Securities and Exchange Commission a registration statement to effect the registration, offer and sale of approximately 2.5 million shares held by the Sellers, after giving effect to the Purchase, in a firm commitment underwritten offering (the "Offering") in the event the Sellers elected to sell such additional shares. On October 9, 2009, the Company received notice that the Sellers had elected not to sell their additional shares pursuant to the registration statement, and as such, did not file the registration statement. The Company had agreed to pay all expenses incident to the Offering except for (i) underwriting discounts, commissions or fees attributable to the Offering or any counsel, accountants or other persons retained by the Sellers and (ii) any taxes incident to the sale and delivery of the securities in connection with the Offering. The Company incurred expenses of approximately $0.1 million in connection with the registration statement process prior to its cancellation.

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

3. DISCONTINUED OPERATIONS (Continued)

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

        In April 2008, the Company entered into a settlement and release of claims agreement with Hoop and the official committee of unsecured creditors in the Cases (the "Settlement Agreement"), which was approved by the U.S. Bankruptcy Court on April 29, 2008. Under the Settlement Agreement, the Company agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against the Hoop Entities. Such claims included intercompany charges for shared services of approximately $24.9 million, a capital contribution made on March 18, 2008 of approximately $8.3 million, payment of severance and other employee costs for the Company's employees servicing Hoop of approximately $7.7 million, and $6.8 million of professional fees and other costs the Company has incurred during the Cases, as well as claims that might be asserted against the Company in the Cases. At January 31, 2009, the Company had paid approximately $44.0 million related to the Settlement Agreement, and had remaining accruals of $4.1 million, primarily for severance, legal claims and related costs. During Fiscal 2009, the Company reduced certain severance and professional fee accruals by $0.4 million and paid $2.1 million, primarily for severance, legal claims and related costs. As of January 30, 2010, the Company has paid approximately $46.1 million related to the Settlement Agreement, and has remaining accruals of $1.6 million, primarily for severance, legal claims and related costs.

        On December 15, 2008, the U.S. Bankruptcy Court approved the Plan, pursuant to which the Hoop Entities that were U.S. debtors were dissolved and all assets and liabilities, including their investment in Hoop Canada, Inc., were transferred to a trust (the "Trust"), which is overseen by a trustee appointed by the U.S. Bankruptcy Court under the Plan and a trust oversight committee.

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

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS (Continued)

        Discontinued operations during Fiscal 2009, Fiscal 2008 and Fiscal 2007 were comprised of (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net sales	$—	$129,177	$642,230
Cost of sales	—	93,367	439,909

Gross profit	—	35,810	202,321
Selling, general and administrative expenses	815	48,909	219,448
Asset impairment charges	—	—	80,286
Restructuring charges	—	18,800	6,150
Depreciation and amortization	—	—	14,374

Operating income (loss)	(815)	(31,899)	(117,937)
Gain on disposal of assets and liabilities of discontinued operations	—	47,720	—
Interest income (expense), net	—	(114)	313

Income (loss) before income taxes	(815)	15,707	(117,624)
Provision (benefit) for income taxes	(328)	7,272	(48,097)

Income (loss) from discontinued operations, net of income taxes	$(487)	$8,435	$(69,527)

        For Fiscal 2009, the $0.5 million loss from discontinued operations, net of income taxes, is comprised of approximately $0.6 million of professional fees associated with the wind-down of the Hoop Entities and approximately $0.2 million of reserve adjustments, primarily related to legal claims. These costs are offset by a tax benefit of approximately $0.3 million.

        Fiscal 2008 includes the Disney Store Business through April 30, 2008. The gain on disposal of assets and liabilities of discontinued operations includes a $22.2 million gain related to the Sale and a $25.5 million gain related to the relief of indebtedness of the Hoop Entities. Restructuring charges include legal and consulting fees incurred during the wind-down of the Hoop Entities.

        During Fiscal 2007, the Company recorded impairment charges of $80.3 million for the write-down of store and administrative offices to their respective fair value.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS (Continued)

        Cash flows from the Company's discontinued operations were as follows (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$(487)	$8,435	$(69,527)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	14,374
Gain on sale of the Disney Store North America business	—	(47,720)	—
Asset impairments	—	—	80,286
Stock-based compensation	—	207	490
Deferred income taxes	—	—	1,911
Other non cash expenses	—	(1,434)	7,867
Changes in operating assets and liabilities:
Assets	—	28,212	(21,369)
Liabilities	—	(4,374)	25,258
Intercompany with continuing operations	487	29,302	(76,603)

Total adjustments	487	4,193	32,214

Net cash provided by (used in) operating activities	—	12,628	(37,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	—	(9,046)	(31,084)
Cash received from sale of Disney Store assets	—	61,202	—
Restriction of cash	—	(63,528)	—
Purchase of investments	—	—	(263,620)
Sale of investments	—	—	291,945

Net cash used in investing activities	—	(11,372)	(2,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	—	160,237	166,942
Repayments under revolving credit facilities	—	(179,652)	(147,527)
Cash contribution from parent company	—	8,250	—
Deferred financing fees	—	(713)	—

Net cash provided by (used in) financing activities	—	(11,878)	19,415

Effect of exchange rate changes on cash	—	(2,022)	586
Net (decrease) in cash and cash equivalents	—	(12,644)	(20,071)
Cash and cash equivalents, beginning of year	—	12,644	32,715

Cash and cash equivalents, end of year	$—	$—	$12,644

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION

        The following tables summarize the Company's equity and other stock-based compensation expense (in thousands):

	Fiscal Year Ended January 30, 2010
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Deferred stock expense	$1,179	$4,549	$—	$5,728
Performance award expense	—	1,633	—	1,633
Restricted stock expense	—	863	—	863
Stock option expense	—	226	—	226

Total stock-based compensation expense	$1,179	$7,271	$—	$8,450

	Fiscal Year Ended January 31, 2009
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Deferred stock expense	$979	$3,948	$242	$5,169
Performance award expense	—	1,168	—	1,168
Restricted stock expense	—	719	—	719
Stock option expense	—	577	(35)	542

Total stock-based compensation expense	$979	$6,412	$207	$7,598

	Fiscal Year Ended February 2, 2008
	Cost of Goods Sold	Selling, General & Administrative	Discontinued Operations	Total
Stock option expense	$—	$1,221	$—	$1,221
Stock compensation expense related to the issuance of liability awards	—	147	(18)	129
Deferred stock expense	97	415	191	703
Restricted stock expense	—	141	—	141
Expense related to the modification of previously issued stock options, primarily tolling(1)(2)	383	3,253	339	3,975
Fair market value adjustments of tolled stock options accounted for as liability awards(1)	(543)	(224)	(22)	(789)

Total stock-based compensation expense	$(63)	$4,953	$490	$5,380

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

4. STOCK-BASED COMPENSATION (Continued)

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

(2)
During the fourth quarter of fiscal 2007, the Company modified 1,015,505 stock options that had been previously issued with exercise prices below the fair market value of the Company's common stock on the date the options were granted. The modification increased the exercise price of each option to its grant date fair market value. For 284,633 of the repriced stock options, the modification also included an agreement to pay the option holders a cash payment equal to the change in the exercise price for each option modified. As a result, the Company recorded a stock compensation charge of $0.9 million, a cash payable of $1.1 million, and a reduction to equity of $0.2 million.

        The Company recognized tax benefits related to stock-based compensation expense of approximately $3.4 million, $3.0 million and $2.1 million in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

        During the fourth quarter of fiscal 2007, the Compensation Committee approved the 2008 Long Term Incentive Plan (the "LTIP"). The LTIP provides for the issuance of deferred stock awards and performance awards to key members of management (the "Participants"). Each award is based on salary level and the fair market value of the Company's common stock on the date the Compensation Committee approves the grant. The deferred stock awards vest on a graded basis over three years and have a service requirement only.

        On January 4, 2010 as part of an employment agreement, the Company granted its new Chief Executive Officer 93,255 deferred stock awards that vest on a graded basis over three years. Also awarded were performance awards that provide for the issuance of 62,170 Target Shares if the Company achieves a specified level of operating income for Fiscal 2010. Depending upon the level of operating income achieved, the number of Target Shares earned can range from 0% to 200%. The performance awards vest on January 29, 2011 subject to finalization of Fiscal 2010's operating income.

        Pursuant to the LTIP, the Compensation Committee approved the granting of performance awards during Fiscal 2008 and Fiscal 2007 that provide for the issuance of an aggregate of 288,326 Target Shares. These awards have the following key features:

  •
  Each performance award has a defined number of shares that a Participant can earn (the "Target Shares"). Based on performance levels, Participants can earn up to 200% of their Target Shares.

  •
  The awards have a service requirement and performance criteria that must be achieved for the awards to vest.

  •
  The performance criteria are based on the Company's achievement of operating income levels in each of the fiscal years 2008, 2009 and 2010, as well as in the aggregate.

  •
  Awards may be earned in each of the fiscal years based upon meeting the established performance criteria for that year; however, except in certain circumstances, the Participants

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

    must be employed by the Company at the end of the three year performance period or their awards are forfeited.

Deferred and Restricted Stock ("Deferred Awards")

        During Fiscal 2009, Fiscal 2008 and Fiscal 2007 the Company issued total Deferred Awards of 318,797, 303,596 and 536,127, respectively. Changes in the Company's unvested Deferred Awards for Fiscal 2009, Fiscal 2008 and Fiscal 2007 were as follows (in thousands):

	Fiscal Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
	Number of Deferred Awards	Weighted Average Grant Date Fair Value	Number of Deferred Awards	Weighted Average Grant Date Fair Value	Number of Deferred Awards	Weighted Average Grant Date Fair Value
Unvested Deferred Awards, beginning of year	463	$32.84	493	$29.74	—	$—
Granted	319	27.45	304	34.62	536	29.76
Vested(1)	(206)	31.51	(132)	30.45	(4)	30.04
Forfeited	(64)	30.24	(202)	30.08	(39)	30.04

Unvested Deferred Awards, end of year	512	$30.34	463	$32.59	493	$29.74

(1)
The Company withheld approximately 18,247 shares, 26,623 shares and zero shares in Fiscal 2009, Fiscal 2008 and Fiscal 2007 respectively, from certain of those that vested to satisfy withholding tax requirements, which were then retired.

        Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $12.5 million as of January 30, 2010, which will be recognized over a weighted average period of approximately 2.0 years.

  Performance Awards

        Based on the operating results for Fiscal 2009 and Fiscal 2008 and the related performance criteria established, Participants granted awards in Fiscal 2008 have earned 66% of their Target Shares, with a potential for 60% more provided that the aggregate performance criteria is met. Assuming the performance criteria for Fiscal 2010 is met at 100%, Participants will earn a total of approximately 160% of their Target Shares.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        Changes in the Company's unvested Performance Awards for Fiscal 2009, Fiscal 2008 and Fiscal 2007 were as follows (in thousands):

	Fiscal Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value
Unvested performance shares, beginning of year	141	$24.28	210	$20.97	544	$46.70
Granted	62	32.89	43	31.92	246	19.00
Vested	—	—	—	—	—	—
Forfeited	(29)	22.55	(112)	20.97	(580)	44.98

Unvested performance shares, end of year	174	$27.65	141	$24.28	210	$19.00

(1)
The number of unvested performance shares is based on the Participants earning their Target Shares at 100%. As of January 30, 2010, the Company estimates that on a weighted average basis Participants will earn approximately 149% of their Target Shares. The cumulative expense recognized reflects that estimate.

        Total unrecognized stock-based compensation expense related to unvested performance awards approximated $3.7 million as of January 30, 2010, which will be recognized over a weighted average period of approximately one year.

  Stock Options

        During Fiscal 2009, the Company did not issue any stock options. During Fiscal 2008 and Fiscal 2007, the Company issued stock options of 30,000 and 113,696, respectively. The fair value of issued stock options has been estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions:

	For the Fiscal Year Ended
	January 31, 2009	February 2, 2008
Dividend yield	0%	0%
Volatility factor(1)	45.6%	45.8%
Weighted average risk-free interest rate(2)	3.2%	3.3%
Expected life of options(3)	5.1 years	4.9 years
Weighted average fair value on grant date	$12.81 per share	$10.67 per share

(1)
Expected volatility is based on a 50:50 blend of the historical and implied volatility with a look back period equal to the expected term on the date of each grant.

(2)
The risk-free interest rate is based on the risk-free rate corresponding to the grant date and expected term.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

(3)
The expected option term used in the Black-Scholes calculation is based on a Monte Carlo simulation incorporating a forward-looking stock price model and a historical model of employee exercise and post-vest forfeiture behavior.

        Changes in stock options under equity plans for the three fiscal years in the period ended January 30, 2010 are summarized below:

	Fiscal Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	1,186,512	$31.73	2,220,904	$32.20	2,321,805	$30.36
Repricing(1)	—	—	—	—	—	4.69
Granted	—	—	30,000	29.05	113,696	24.46
Exercised(2)	(273,468)	21.88	(219,928)	21.29	(52,049)	15.55
Forfeited	(182,455)	40.52	(844,464)	35.58	(162,548)	35.21

Options outstanding at end of year(3)	730,589	$33.22	1,186,512	$31.73	2,220,904	$32.20

Options exercisable at end of year(4)	690,589	$33.66	1,104,843	$32.24	2,093,289	$32.52

(1)
During the fourth quarter of Fiscal 2007, the Company repriced 1,015,505 stock options that had a weighted average exercise price of $31.75. After the repricing, these stock options had a weighted average exercise price of $36.44.

(2)
The aggregate intrinsic value of options exercised was approximately $3.0 million, $2.6 million and $0.5 million for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

(3)
The aggregate intrinsic value of options outstanding at the end of Fiscal 2009 was approximately $2.8 million.

(4)
The aggregate intrinsic value of options exercisable at the end of Fiscal 2009 was $2.6 million.

        The following table summarizes information regarding options outstanding at January 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 8.98 - $21.63	87,889	$16.15	3.4	75,889	$15.70	2.6
$22.02 - $31.63	265,140	26.31	4.6	237,140	26.05	4.2
$31.89 - $42.15	140,185	36.55	4.2	140,185	36.55	4.2
$44.12 - $50.81	237,375	45.29	5.3	237,375	45.29	5.3

$ 8.98 - $50.81	730,589	$33.22	4.6	690,589	$33.66	4.4

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        Changes in the Company's unvested stock options for Fiscal 2009 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested options, beginning of year	82	$10.87
Granted	—	—
Vested	(38)	10.76
Forfeited	(4)	8.20

Unvested options, end of year	40	$11.24

        Total unrecognized stock-based compensation expense related to unvested stock options approximated $0.1 million as of January 30, 2010, which will be recognized over a weighted average period of approximately 0.8 years.

        As of January 30, 2010, the Company had the following shares available for grant under its 2005 Equity Plan, assuming that the performance awards are earned at the minimum, the target and the maximum percentages:

Performance share target assumption	0%	100%	200%
Shares available at February 2, 2008	1,306,036	1,096,064	886,092
Equity award activity during Fiscal 2008:
Stock options granted	30,000	30,000	30,000
Stock options forfeited	(67,196)	(67,196)	(67,196)
Deferred stock granted	303,596	303,596	303,596
Deferred stock forfeited	(202,232)	(202,232)	(202,232)
Performance shares authorized	—	42,645	85,290
2007 performance shares cancelled	—	(111,620)	(223,240)

Net equity award activity during Fiscal 2008	64,168	(4,807)	(73,782)

Shares available at January 31, 2009	1,241,868	1,100,871	959,874

Equity award activity during Fiscal 2009:
Stock options forfeited	(23,000)	(23,000)	(23,000)
Deferred stock granted	318,797	318,797	318,797
Deferred stock forfeited	(62,851)	(62,851)	(62,851)
Performance shares authorized	—	62,170	124,340
2007 performance shares cancelled	—	(29,315)	(58,630)

Net equity award activity during Fiscal 2009	232,946	265,801	298,656

Shares available at January 30, 2010	1,008,922	835,070	661,218

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	Asset Life	January 30, 2010	January 31, 2009
Property and equipment:
Land and land improvements	—	$3,403	$3,403
Building and improvements	25 yrs	30,451	30,451
Material handling equipment	15 yrs	31,243	31,243
Leasehold improvements	Lease life	378,097	353,636
Store fixtures and equipment	3 - 10 yrs	259,641	244,124
Capitalized software	5 yrs	65,869	60,403
Construction in progress	—	17,770	7,073

		786,474	730,333
Less accumulated depreciation and amortization		(473,673)	(412,217)

Property and equipment, net		$312,801	$318,116

        During Fiscal 2009, the Company recorded $2.2 million of impairment charges related to 14 underperforming stores. During Fiscal 2008, the Company recorded $6.5 million of impairment charges related to 18 underperforming stores. During Fiscal 2007, the Company recorded asset impairment of $16.6 million, comprised of $14.8 million related to the Company's decision to cease construction of its Emerson Lane administrative office building, and $1.8 million related to 12 underperforming stores.

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

        During Fiscal 2009, the Company capitalized approximately $5.9 million of external software costs and approximately $0.5 million of internal programming and development costs. Amortization expense of capitalized software was $8.0 million in each of Fiscal 2009 and Fiscal 2008 and $7.2 million in Fiscal 2007.

        During Fiscal 2007, the Company capitalized approximately $0.6 million of interest costs primarily relating to the construction of the Company's Fort Payne distribution center. The Company capitalized no interest costs in Fiscal 2009 and Fiscal 2008.

        As of January 30, 2010, the Company had $7.5 million in property and equipment for which payment had not been made, of which $0.7 million is included in accounts payable and $6.8 million is included in accrued expenses and other current liabilities.

6. CREDIT FACILITIES

        On July 31, 2008, the Company and certain of its domestic subsidiaries entered into a five year credit agreement (the "2008 Credit Agreement") with Wells Fargo Retail Finance, LLC ("Wells Fargo"), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CREDIT FACILITIES (Continued)

as lenders (collectively, the "Lenders") and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender. The 2008 Credit Agreement refinanced a $130 million credit agreement and a $60 million letter of credit agreement which, except under certain limited circumstances, were each scheduled to expire on November 1, 2010 (the "Prior Credit Agreements").

        The 2008 Credit Agreement consists of a $200 million asset based revolving credit facility, with a $175 million sublimit for standby and documentary letters of credit. Revolving credit loans outstanding under the 2008 Credit Agreement bear interest, at the Company's option, at:

  (i)
  the prime rate plus a margin of 0.0% to 0.5% based on the amount of the Company's average excess availability under the facility; or

  (ii)
  LIBOR for an interest period of one, two, three or six months, as selected by the Company, plus a margin of 2.00% to 2.50% based on the amount of the Company's average excess availability under the facility.

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

6. CREDIT FACILITIES (Continued)

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

        The table below presents the components (in millions) of the Company's credit facilities:

	January 30, 2010	January 31, 2009
Credit facility maximum	$200.0	$200.0
Borrowing Base	164.1	155.0
Borrowings outstanding	—	—
Letters of credit outstanding—merchandise	32.4	32.3
Letters of credit outstanding—standby	15.2	14.6

Utilization of credit facility at end of period	47.6	46.9

Availability	$116.5	$108.1

Average loan balance during the period(1)	0.1	20.5
Highest borrowings during the period(1)	3.3	80.6
Average interest rate(1)	3.3%	5.4%
Interest rate at end of period	3.3%	3.3%

(1)
For Fiscal 2008, the average loan balance, highest borrowings during the period, and average interest rate includes activity under the Prior Credit Agreements through their termination on July 31, 2008.

Letter of Credit Fees

        Letter of credit fees, which are included in cost of sales, approximated $0.4 million in each of Fiscal 2009 and Fiscal 2008 and were $0.5 million in Fiscal 2007.

7. TERM LOAN

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

        Under the Note Purchase Agreement, the Company issued $85 million of non-amortizing secured notes (the "Notes") which were due and payable on July 31, 2013. Amounts outstanding under the Note Purchase Agreement bore interest at the greater of (i) LIBOR, for an interest period of one, two,

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. TERM LOAN (Continued)

three or six months, as selected by the Company, or (ii) 3.00%, plus, in each case, a margin of between 8.50% and 9.75% depending on the Company's leverage ratio.

        A majority of the proceeds from the Note Purchase Agreement were used to repay in full the Company's outstanding obligations under the Prior Credit Agreements, and the remaining proceeds were used for working capital needs.

        The Company capitalized approximately $2.2 million in deferred financing costs related to the Note Purchase Agreement, which were being amortized on a straight-line basis over its term. In the event of prepayments, the portion of the deferred financing costs related to prepayments were to be accelerated. Based on the Company's cash flow for Fiscal 2008, it was required to make a mandatory prepayment of $31.3 million and had the option to make an additional prepayment, free of prepayment premium, of up to $15.7 million. On April 13, 2009, after electing to make the full optional prepayment, the Company paid a total of $47 million. In conjunction with the $47 million of prepayments made on April 13, 2009, the Company expensed an additional $0.9 million of deferred financing costs. In connection with the prepayment on August 3, 2009, the Company expensed the remaining deferred financing costs.

        On August 3, 2009, the Company prepaid the remaining principal amount of $38.0 million (the "Prepayment") under the Note Purchase Agreement. In accordance with the terms of the Note Purchase Agreement, the Company was required to pay a prepayment premium of 1.5%, or approximately $0.6 million. In connection with the Prepayment, the Note Purchase Agreement and the Company's obligations under the Note Purchase Agreement were terminated.

8. INTEREST (EXPENSE) INCOME, NET

        The following table presents the components of the Company's interest income (expense), net from continuing operations (in thousands):

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Interest income	$620	$3,114	$2,808
Tax-exempt interest income	14	48	955

Total interest income	634	3,162	3,763
Less:
Interest expense—term loan	3,858	5,083	—
Interest expense—credit facilities	303	1,113	3,205
Capitalized interest	—	—	(594)
Unused line fee	773	287	147
Amortization of deferred financing fees(1)	2,430	510	59
Other interest and fees(2)	(999)	1,108	1,312

Interest income (expense), net	$(5,731)	$(4,939)	$(366)

(1)
Fiscal 2009 includes approximately $1.9 million of accelerated deferred financing costs associated with prepayments made on the Company's term loan.

(2)
Fiscal 2009 includes a credit of approximately $1.5 million of interest accrual reversals related to the settlement of an IRS employment tax audit related to stock options.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets are comprised of the following (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009
Prepaid income taxes	$16,123	$16,833
Prepaid property expense	20,086	17,764
Prepaid maintenance contracts	3,924	3,254
Prepaid insurance	2,315	2,144
Prepaid supplies	421	321
Other prepaid expenses	2,844	2,358

Prepaid expenses and other current assets	$45,713	$42,674

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities are comprised of the following (in thousands):

	January 30, 2010	January 31, 2009
Accrued salaries and benefits	$22,705	$35,333
Customer liabilities	22,262	20,774
Accrued store expenses	7,053	4,584
Accrued construction-in-progress	6,846	3,732
Accrued real estate expenses	6,802	7,848
Sales taxes and other taxes payable	5,522	4,345
Accrued insurance	3,018	3,153
Accrued marketing	2,989	2,947
Accrued freight	2,395	1,179
Accrued professional fees	2,182	3,364
Accrued expenses of discontinued operations	1,333	3,460
Accrued exit costs	—	4,384
Other accrued expenses	5,650	5,393

Accrued expenses and other current liabilities	$88,757	$100,496

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

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

        Store, office and distribution facilities minimum rent, contingent rent and sublease income from continuing operations are as follows (in thousands):

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Minimum rentals	$147,129	$142,970	$134,848
Additional rent based upon sales	2,145	2,404	2,025
Sublease income	(611)	(593)	(529)

        Future minimum annual lease payments under the Company's operating leases at January 30, 2010 are as follows (in thousands):

Operating Leases
2010	$141,785
2011	123,456
2012	100,800
2013	83,872
2014	68,651
Thereafter	219,450

Total minimum lease payments	$738,014

  New Store and Remodel Capital Commitments

        As of January 30, 2010, the Company executed 16 leases for new stores and 10 remodels. The Company estimates the capital expenditures required to open and begin operating these stores will be approximately $11.5 million.

  Purchase Commitments

        As of January 30, 2010, the Company has entered into various purchase commitments for merchandise for re-sale of approximately $213.8 million and approximately $1.8 million for equipment, construction and other non-merchandise commitments.

  Employment Agreements

        The Company has entered into employment agreements with certain of its executives which provide for the payment of severance up to two times the executive's salary and certain benefits following any termination without cause. These contracts commit the Company, in the aggregate, to approximately $7.0 million of employment termination costs, of which approximately $6.0 million represents severance payments. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $12.4 million of severance benefits should they either be terminated or suffer a degradation of duties as defined in their agreement. The maximum that we may incur under termination scenarios is $12.8 million.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LEGAL AND REGULATORY MATTERS

        On September 21, 2007, a stockholder class action was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former senior executives. The complaint alleged, among other things, that certain of the Company's current and former officers made statements to the investing public which misrepresented material facts about the business and operations of the Company, or omitted to state material facts required in order for the statements made by them not to be misleading, causing the price of the Company's stock to be artificially inflated in violation of provisions of the Exchange Act, as amended. It also alleged that subsequent disclosures established the misleading nature of the earlier disclosures. The complaint sought monetary damages plus interest as well as costs and disbursements of the lawsuit. On October 10, 2007, another stockholder class action complaint was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former senior executives, the allegations of which were substantially the same as the earlier-filed class action complaint. These two actions were consolidated and a lead plaintiff and lead plaintiff's counsel were appointed. On February 28, 2008, the lead plaintiff filed a consolidated amended class action complaint, which repeated substantially the same allegations and sought substantially the same relief. On May 6, 2009, after certain proceedings, the parties reached an agreement-in-principle to settle the litigation, whereby all claims against the defendants were fully and finally settled and released in exchange for a payment of $12 million. The cost of the settlement was covered by the Company's insurance. On July 17, 2009, the Court preliminarily approved the settlement, authorized the dissemination of notice of the settlement to the Company's shareholders, and scheduled a hearing to consider the fairness and final approval of the settlement. On October 16, 2009, the court held the hearing to assess the reasonableness, fairness and adequacy of the settlement, and granted final approval of the settlement.

        On June 16, 2009, a putative stockholder derivative action was filed in the Superior Court of New Jersey, Hudson County, Chancery Division, against the Company and certain of its current and former directors and senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of the Company's current and former directors and executives breached their fiduciary duties to the Company and its stockholders by causing the Company to issue false and misleading public statements and by abdicating their responsibilities to the Company and its stockholders, in violation of state law. The complaint also alleges that the defendants committed corporate waste in connection with a severance payment to the Company's former Chief Executive Officer. The complaint seeks monetary damages from the individual defendants as well as costs and disbursements of the lawsuit, including expert fees, as well as equitable relief. On November 20, 2009, defendants moved to dismiss the complaint, on the grounds that, among other things, (i) the claims asserted in the action are barred by the prior settlement of the stockholder class action filed in the United States District Court for the Southern District of New York, and (ii) plaintiff failed to make a demand on the Board to initiate the lawsuit, as required by applicable state law. The court heard oral arguments on the motions to dismiss on March 25, 2010. The outcome of this litigation is uncertain and no estimate can be made at this time of any potential loss or range of losses. While we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. The litigation could distract our management and directors from the Company's affairs, the costs and expenses of the litigation could have a material adverse effect on the Company's financial position, results of operations and cash flows and an unfavorable outcome could adversely affect the reputation of the Company.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LEGAL AND REGULATORY MATTERS (Continued)

        On or about July 12, 2006, Joy Fong, a former Disney Store manager in the San Francisco district, filed a lawsuit against the Company and its subsidiary Hoop Retail Stores, LLC in the Superior Court of California, County of Los Angeles. The lawsuit alleges violations of the California Labor Code and California Business and Professions Code and sought class action certification on behalf of Ms. Fong and other individuals similarly situated. We filed our answer on August 11, 2006 denying any and all liability, and on January 14, 2007, Ms. Fong filed an amended complaint, adding Disney as a defendant. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop's petition for relief filed that same day. The case is currently proceeding against the other defendants and, on December 18, 2008, the Court granted the plaintiff's motion for class certification on the misclassification claim. We have reached a final settlement in the amount of $0.6 million, which was approved by the Court on March 10, 2010. The Company has accrued for the cost of this settlement and the related expense was charged to discontinued operations.

        On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC, in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals. The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act and seeks class certification, an award of statutory and punitive damages, attorneys' fees and costs, and injunctive relief. The plaintiff filed an amended complaint on January 25, 2008. Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop's petition for relief filed that same day. On March 2, 2009, the Court granted the plaintiff's motion to dismiss the Company as a defendant and to replace the Company with its subsidiary, The Children's Place Services Company, LLC. On October 8, 2009, the parties reached a tentative settlement in the amount of $0.3 million, and the parties are negotiating the terms of the settlement agreement. On March 4, 2010, the Court preliminarily approved the settlement, authorized the dissemination of notice of the settlement to the Company's shareholders and scheduled a hearing to consider the fairness and final approval of the settlement. The Company has accrued for the cost of this settlement and the related expense was charged to discontinued operations.

        The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company's financial condition.

13. INCOME TAXES

        The components of pre-tax income (loss) from continuing operations are as follows (in thousands):

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
U.S.	$59,052	$44,768	$(50,308)
Foreign	65,289	72,690	79,181

Total	$124,341	$117,458	$28,873

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The components of the Company's provision (benefit) for income taxes consisted of the following (in thousands):

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Continuing Operations
Current—
Federal	$(1,915)	$(4,536)	$37,184
State	963	(6,064)	14,923
Foreign	19,107	21,971	21,774

Total current	18,155	11,371	73,881
Deferred—
Federal	11,969	22,859	(46,153)
State	5,447	9,777	(10,734)
Foreign	(71)	(484)	1,919

Total deferred	17,345	32,152	(54,968)

Tax provision as shown on the consolidated statements of operations	$35,500	$43,523	$18,913

Effective tax rate	28.6%	37.1%	65.5%
Discontinued Operations
Federal	$(262)	$4,979	$(35,667)
State	(66)	1,287	(10,676)
Foreign	—	1,006	(1,754)

Total (benefit) provision	$(328)	$7,272	$(48,097)

        A reconciliation between the calculated tax provision on income based on statutory rates in effect and the effective tax rate for continuing operations is as follows (in thousands):

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Calculated income tax provision at federal statutory rate	$43,519	$41,110	$10,106
State income taxes, net of federal benefit	4,167	4,223	2,723
Foreign tax rate differential	(6,030)	(6,350)	(4,522)
Stock option related expenses	—	—	27
Repatriation of foreign income	5,532	4,671	6,122
Nondeductible expenses	688	2,480	3,518
Unrecognized tax expense (benefit)	(914)	(1,531)	1,360
Foreign tax credits	(10,344)	—	—
Other	(1,118)	(1,080)	(421)

Total tax provision	$35,500	$43,523	$18,913

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

	January 30, 2010	January 31, 2009
Current—
Assets
Inventory	$12,184	$10,984
Reserves	8,578	13,104

Total current assets	20,762	24,088
Liabilities-prepaid expenses	(3,222)	(4,244)

Total current, net	17,540	19,844
Noncurrent—
Property and equipment	25,171	27,453
Deferred rent	13,273	14,280
Equity compensation	7,444	7,149
Foreign tax and other tax credits	26,660	15,483
Reserves	6,113	906
Net Operating Loss Carryover	1,273	30,833
Capital loss carryover	1,570	—

Total noncurrent, gross	81,504	96,104

Valuation allowance	(1,570)	—

Net noncurrent	79,934	96,104

Total deferred tax asset, net	$97,474	$115,948

        During 2009, the Company received two cash dividends totaling approximately $60 million from its Hong Kong subsidiary. The Company has not been permanently reinvested in its Hong Kong subsidiary since Fiscal 2007, therefore there is no incremental tax provision related to these distributions.

        During the second quarter of 2009, the Company received distributions from its Canadian subsidiaries of approximately $32.3 million. These dividends were used to assist in the share buyback transaction described in Note 2 and due to the one time nature of these distributions, they did not affect the Company's status of being permanently reinvested in its Canadian subsidiaries. They also generated foreign tax credits of approximately $33.8 million. These foreign tax credits can be utilized to reduce U.S. income tax and will expire in fiscal 2019 if unused. The Company's current year provision was reduced by approximately $10.3 million due to this distribution.

        During the fourth quarter of Fiscal 2007, the Company received a cash dividend of approximately $45 million from its Hong Kong subsidiary. The Company has provided U.S. tax on its foreign earnings associated with the subsidiaries in Hong Kong and Shanghai since it is no longer permanently reinvested in these earnings. The Company's Fiscal 2007 tax provision was increased by approximately $6.1 million due to this transaction.

        As of January 30, 2010, the Company has not provided Federal taxes on approximately $53.7 million of unremitted earnings of its foreign subsidiaries located in Canada and Barbados. The

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

Company intends to reinvest these earnings to fund expansion in these markets. Accordingly, the Company has not provided any provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements.

        The Company has estimated a foreign tax credit carryover (FTC) of approximately $28.3 million which will expire in 2019 if unused. The Company also has a capital loss carryforward (CLC) of approximately $3.9 million, which will expire in 2015, if unused.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has concluded that it is more likely than not that certain deferred tax assets can not be used in the foreseeable future, principally the capital loss carryover in the U.S. Accordingly, a valuation allowance has been established for this tax benefit. However, to the extent that tax benefits related to this CLC are realized in the future, the reduction of valuation allowance will reduce income tax expense accordingly.

        Deferred tax assets relating to tax benefits of stock-based compensation have been reduced to reflect exercises of stock options and vesting of restricted shares during Fiscal 2009 to the extent recognized for financial statement purposes. Some exercises resulted in tax deductions in excess of previously recorded benefits at the time of grant. Although these additional tax benefits were reflected in the FTC disclosed above, pursuant to the provisions of the "Compensation—Stock Compensation" topic of FASB ASC, they are not recognized in the deferred tax balances until the deductions reduce taxes payable. The windfall deductions do not reduce our current taxes payable in Fiscal 2009 because of the FTC generated in the current year. As such, these windfall tax benefits are not reflected in our FTC included in the deferred tax assets disclosed in the above table. Windfalls included in our FTC balance but not reflected in the deferred tax assets above were approximately $3.4 million and $2.6 million for Fiscal 2009 and Fiscal 2008, respectively.

        The Company is subject to tax in the United States and in various states and foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. During Fiscal 2009, the Company completed the U.S. Federal income tax audit for fiscal years 2006 and prior. With few exceptions, the Company is no longer subject to state and local income tax or non-U.S. income tax examinations by tax authorities for tax years before fiscal 2004.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        A reconciliation of the total amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	January 30, 2010	January 31, 2009
Beginning Balance	$15,686	$16,491
Additions for current year tax positions	3,295	2,875
Additions for prior year tax positions	303	754
Reductions for prior year tax positions	(6,810)	(4,057)
Settlements	(563)	(63)
Reductions due to a lapse of the applicable statute of limitations	(63)	(314)

	$11,848	$15,686

        Approximately $10.5 million of unrecognized tax benefits at January 30, 2010 would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that there may be a reduction of approximately $5.3 million of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities.

        The Company accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At January 30, 2010 and January 31, 2009 accrued interest and penalties included in unrecognized tax benefits were approximately $3.1 million and $5.5 million, respectively. Interest, penalties and reversals, thereof, net of taxes, was a benefit of $1.0 million and $1.3 million for Fiscal 2009 and Fiscal 2008, respectively, and a charge of $1.3 million for Fiscal 2007. The Company recorded approximately $0.9 million of unrecognized tax benefit during Fiscal 2009, which is included in income tax expense in the consolidated statements of operations.

14. SAVINGS AND INVESTMENT PLANS

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

        The 401(k) Plan is available for all employees who have completed 90 days of service with the Company. Following guidance in IRS Notice 98-52 related to the design-based alternative, or "safe harbor," 401(k) plan method, the Company has modified its 401(k) Plan regarding future Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant's contribution and 50% of the next 2% of the participant's contribution and the Company match contribution vests immediately. For highly compensated associates, the Company matches the lesser of 50% of the participant's contribution or 2.5% of the participant's covered compensation and the Company match contribution vests over five years. The Company's matching contributions were approximately $2.1 million in each of Fiscal 2009 and Fiscal 2008 and $2.0 million in Fiscal 2007.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SAVINGS AND INVESTMENT PLANS (Continued)

  Deferred Compensation Plan

        In December 2009, the Board of Directors of the Company approved the adoption of The Children's Place Retail Stores, Inc. Nonqualified Deferred Compensation Plan (the "Deferred Compensation Plan") effective as of January 1, 2010. Under the Deferred Compensation Plan, which is a nonqualified, unfunded plan, each eligible senior level employee of the Company may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made. The Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made. In addition, eligible employees and directors of the Company may also elect to defer payment of any shares of Company stock that is earned with respect to deferred stock awards. The Company may, but is not required to, credit participants with additional Company contribution amounts. Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Plan, as directed by each participant. Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected. Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding fifteen years. Deferred amounts are payable in the form in which they were made; cash deferrals are payable in cash and stock deferrals are payable in stock. Earlier distributions are not permitted except in the case of an unforeseen hardship.

        The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability; however, the assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency. The investments of the rabbi trust consist of company-owned life insurance policies for which investment income or loss is recognized based upon changes in cash surrender value. Changes in the Deferred Compensation Plan liability are recognized as compensation expense. Stock awards deferred into the Deferred Compensation Plan are recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized. At January 30, 2010, the Deferred Compensation Plan liability and the investment balance of the rabbi trust were not material and included no deferred stock awards.

  Other Plans

        Under statutory requirements, the Company contributes to retirement plans for its Canadian and Asian operations. Contributions under these plans were approximately $0.1 million in Fiscal 2009 and $0.2 million in each of Fiscal 2008 and Fiscal 2007.

15. SEGMENT AND GEOGRAPHIC INFORMATION

        After the disposal of its Disney Store Business during Fiscal 2008, the Company continued its reassessment of its internal reporting structure. Net sales of Canadian operations had grown by approximately 56% over the three fiscal years ended January 31, 2009, and after the disposal of the Disney business, its percentage of consolidated net sales has grown from approximately 9% to approximately 12%. Further, the fluctuations of the Canadian dollar relative to the U.S. dollar in recent years have had a significant impact on the Company's Canadian operating results. Beginning in Fiscal 2009, the Company's chief operating decision maker ("CODM") required, and the Company began reporting, discrete financial information for its Canadian operations.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The "Segment Reporting" topic of the FASB ASC establishes standards for reporting information about a company's operating segments. In accordance with this topic, the Company reports segment data based on management responsibility: The Children's Place U.S. and The Children's Place Canada. Included in The Children's Place U.S. segment is its U.S. based stores, including Puerto Rico, and its e-commerce store, www.childrensplace.com. The Company measures its segment profitability based on operating income, defined by the Company as earnings before interest and taxes. Net sales and direct costs are recorded by each segment. Certain centrally managed inventory procurement functions such as production and design are allocated to each segment based upon usage. Corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are allocated to the segments based primarily on net sales. Included in the allocation of corporate overhead is depreciation and amortization expense, however, the related assets are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales from customers are derived primarily from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.

        The following tables provide Fiscal 2009, Fiscal 2008 and Fiscal 2007 segment level financial information (dollars in thousands):

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net sales:
The Children's Place U.S.	$1,441,562	$1,428,073	$1,325,618
The Children's Place Canada	202,025	202,250	194,711

Total net sales	$1,643,587	$1,630,323	$1,520,329

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Operating income (loss):
The Children's Place U.S.(1)	$90,873	$85,412	$(10,364)
The Children's Place Canada	39,199	36,985	39,603

Total operating income	$130,072	$122,397	$29,239

Operating income (loss) as a percent of net sales
The Children's Place U.S.	6.3%	6.0%	(0.8)%
The Children's Place Canada	19.4%	18.3%	20.3%
Total operating income as a percent of net sales	7.9%	7.5%	1.9%

(1)
Included in Fiscal 2009 is approximately $2.0 million of exit costs related to the relocation of the Company's e-commerce fulfillment center. Included in Fiscal 2007 is approximately $5.9 million of costs related to the Company's decision to exit its Emerson Lane lease.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Depreciation and amortization:
The Children's Place U.S.	$64,258	$63,665	$57,428
The Children's Place Canada	7,189	7,745	7,898

Total depreciation and amortization	$71,447	$71,410	$65,326

	For the Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Capital expenditures:
The Children's Place U.S.	$55,965	$46,864	$160,326
The Children's Place Canada	6,252	4,829	8,356

Total capital expenditures	$62,217	$51,693	$168,682

	January 30, 2010	January 31, 2009
Total assets:
The Children's Place U.S.	$752,827	$845,701
The Children's Place Canada	101,233	94,056

Total assets	$854,060	$939,757

Geographic Information

        All of the Company's foreign revenues are included in The Children's Place Canada segment as described above.

	January 30, 2010	January 31, 2009
Long-lived assets(1):
United States	$356,780	$389,005
Canada	31,013	27,163
Asia	3,469	3,999

Total long-lived assets	$391,262	$420,167

(1)
The Company's long-lived assets are comprised of net property and equipment, long-term deferred income taxes and other assets.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

        In the opinion of management, the unaudited consolidated financial statements presented below contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Company's financial position and results of operations and have been prepared in a manner consistent with the audited financial statements contained herein. Due to the seasonal nature of the Company's business, the results of operations in any given interim period are not indicative of operating results for a full fiscal year.

        The following tables reflect the quarterly consolidated statements of income for the periods indicated (unaudited):

	Fiscal Year Ended January 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$401,901	$315,676	$463,175	$462,835
Gross profit	166,527	105,299	201,827	185,848
Selling, general and administrative expenses	111,893	106,093	118,579	119,217
Asset impairment charges	1,099	315	307	479
Depreciation and amortization	17,524	17,564	18,170	18,189
Operating income (loss)	36,011	(18,673)	64,771	47,963
Income (loss) from continuing operations before income taxes	32,743	(20,135)	64,251	47,482
Provision (benefit) for income taxes	9,002	(12,906)	26,079	13,325
Income (loss) from continuing operations	23,741	(7,229)	38,172	34,157
Income (loss) from discontinued operations, net of income taxes	(229)	178	(389)	(47)
Net income (loss)	23,512	(7,051)	37,783	34,110
Basic earnings (loss) per share amounts
Income (loss) from continuing operations	$0.81	$(0.24)	$1.39	$1.24
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	(0.01)	(0.00)

Net income (loss)	0.80	(0.24)	1.38	1.24
Basic weighted average common share outstanding	29,475	29,552	27,389	27,436
Diluted earnings (loss) per share amounts
Income (loss) from continuing operations	$0.80	$(0.24)	$1.38	$1.23
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	(0.01)	(0.00)

Net income (loss)	0.79	(0.24)	1.37	1.23
Diluted weighted average common share outstanding	29,605	29,552	27,622	27,713

(1)
Significant items impacting the fourth quarter of Fiscal 2009 include a $5.5 million tax benefit related to the utilization of foreign tax credits.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Fiscal Year Ended January 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$400,212	$338,029	$450,623	$441,459
Gross profit	171,092	128,549	196,384	175,788
Selling, general and administrative expenses	119,355	105,741	126,645	119,561
Asset impairment charges	—	127	954	5,410
Other costs	55	52	71	35
Depreciation and amortization	17,652	17,709	17,791	18,258
Operating income	34,030	4,920	50,923	32,524
Income from continuing operations before income taxes	33,537	4,522	49,011	30,388
Provision for income taxes	14,117	1,786	20,563	7,057
Income from continuing operations	19,420	2,736	28,448	23,331
Income (loss) from discontinued operations, net of income taxes	98	(2,725)	(4,391)	15,453
Net income	19,518	11	24,057	38,784
Basic earnings (loss) per share amounts
Income from continuing operations	$0.67	$0.09	$0.97	$0.79
Income (loss) from discontinued operations, net of taxes	0.00	(0.09)	(0.15)	0.53

Net income	0.67	0.00	0.82	1.32
Basic weighted average common share outstanding	29,182	29,255	29,364	29,428
Diluted earnings (loss) per share amounts
Income from continuing operations	$0.66	$0.09	$0.96	$0.79
Income (loss) from discontinued operations, net of taxes	0.00	(0.09)	(0.15)	0.52

Net income	0.67	0.00	0.81	1.31
Diluted weighted average common share outstanding	29,275	29,599	29,725	29,575

(1)
Significant items impacting the fourth quarter of Fiscal 2008 include $5.4 million of impairment charges related to 9 underperforming stores, and $4.5 million of a tax benefit relating the resolution of a state tax issue.

17. RELATED PARTY TRANSACTIONS

Merchandise for Re-Sale

        Stanley Silverstein, a former member of the Board of Directors who resigned from such position on August 3, 2009 and the father-in-law of Ezra Dabah, also a former member of the Board of Directors who resigned from such position on August 3, 2009, is an owner of Nina Footwear Corporation. During Fiscal 2008 and Fiscal 2007, the Company made purchases from Nina Footwear Corporation of approximately $0.4 million and $6.3 million, respectively. No purchases were made during Fiscal 2009.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. RELATED PARTY TRANSACTIONS (Continued)

Employment of Family Members

        Nina Miner, who is Mr. Silverstein's daughter and Mr. Dabah's sister-in-law, is employed by the Company and serves as Chief Creative Design Director for The Children's Place business. Gary Flaks is employed by the Company and serves as Vice President of Footwear. He is the brother of Richard Flaks, former Senior Vice President of Planning, Allocation and Information Technology. The aggregate compensation paid to Ms. Miner and Mr. Gary Flaks is as follows (in thousands, except share amounts):

Fiscal year ended:	Cash Compensation	Deferred Awards	Performance Shares
January 30, 2010	$1,522	—	—
January 31, 2009	$922	16,928	14,428
February 2, 2008	$765	3,000	—

(a)(2) Financial Statement Schedules

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND FEBRUARY 2, 2008
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Balance at beginning of year	Charged to expense	Deductions	Balance at end of year
Inventory markdown reserve(1)
Fiscal year ended January 30, 2010	$13,083	$3,269	$(3,424)	$12,928
Fiscal year ended January 31, 2009	$11,398	$4,443	$(2,758)	$13,083
Fiscal year ended February 2, 2008	$7,854	$5,789	$(2,245)	$11,398

(1)
Reflects adjustment of out-of-season merchandise inventories to realizable value. Column C represents increases to the reserve and Column D represents decreases to the reserve based on quarterly assessments of the reserve. Markdowns are taken to sell through out-of-season merchandise inventory.

(a)(3) Exhibits

Exhibit		Description
3.1		Amended and Restated Certificate of Incorporation of the Company dated July 29, 2008 filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.
3.2		Fourth Amended and Restated By-Laws of the Company filed as Exhibit 3.1 to Form 8-K filed on June 9, 2009, is incorporated by reference herein.
4.1	(1)	Form of Certificate for Common Stock of the Company filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.1	(1)(*)	1996 Stock Option Plan of The Children's Place Retail Stores, Inc. filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.2	(1)(*)	1997 Stock Option Plan of The Children's Place Retail Stores, Inc. filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.3	(*)	Amended and Restated 2005 Equity Incentive Plan of The Children's Place Retail Stores, Inc.
10.4	(1)(*)	The Children's Place Retail Stores, Inc.'s Employee Stock Purchase Plan filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.5	(*)
The Children's Place Retail Stores, Inc. 401(k) Plan, as amended filed as Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.6	(1)
Form of Indemnification Agreement between the Company and the members of its Board of Directors filed as Exhibit 10.7 to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.
10.7
Lease for a distribution center and corporate headquarters facility (915 Secaucus Road) between the Company and Hartz Mountain Associates, dated June 30, 1998 filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended August 1, 1998, is incorporated by reference herein.
10.8
Amendment to a lease for a distribution center and corporate headquarters facility (915 Secaucus Road) between the Company and Hartz Mountain Associates, dated November 20, 1998 filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1998, is incorporated by reference herein.
10.9
Lease Termination Agreement for a distribution center and corporate headquarters facility (915-900 Secaucus Road) between the Company and Hartz Mountain Associates, dated May 3, 2006 filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended July 29, 2006, is incorporated by reference herein.
10.10
Rescission of Lease Termination Agreement for a distribution center and corporate headquarters facility (915 Secaucus Road) between the Company and Hartz Mountain Associates, dated November 27, 2006, filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.

Exhibit	Description
10.11	Lease Agreement between the Company and Haven Gateway LLC (Ontario California Distribution Center), dated as of August 17, 2000, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the period ended October 28, 2000, is incorporated by reference herein.
10.12
Notification letter dated April 9, 2007 to Haven Gateway LLC indicating that the Company was exercising its right to extend its lease of the Ontario California distribution center for an additional thirty three (33) months filed as Exhibit 10.1 to Form 8-K dated April 12, 2007, is incorporated by reference herein.
10.13
Lease Agreement as of August 12, 2003 between Orlando Corporation and The Children's Place (Canada), LP, together with Indemnity Agreement as of August 12, 2003 between the Company and Orlando Corporation, together with Surrender of Lease as of August 12, 2003 between the Company and Orlando Corporation and Orion Properties Ltd. (Canadian Distribution Center) filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ending November 1, 2003, is incorporated by reference herein.
10.14
Lease Agreement between the Company and Turnpike Crossing I, LLC (Dayton New Jersey Distribution Center), dated as of July 14, 2004 filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the period ended July 31, 2004, is incorporated by reference herein.
10.15
Lease Agreement between the Company and Hartz Mountain Metropolitan (2 Emerson Corporate Headquarters), dated May 3, 2006 filed as Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the period ended April 29, 2006, is incorporated by reference herein.
10.16
Lease Modification Agreement between the Company and Hartz Mountain Metropolitan (2 Emerson Corporate Headquarters) dated November 27, 2006 amended filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.17
Lease Agreement between the Company and 443 South Raymond Owner, LLC (Administrative offices in Pasadena, CA) as of January 21, 2005 amended filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.18
First Amendment to Lease Agreement between the Company and 443 South Raymond Owner, LLC (Administrative offices in Pasadena, CA) as of January 21, 2005 amended filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.19
Acquisition Agreement dated as of October 19, 2004 by and among Disney Enterprises, Inc., Disney Credit Card Services, Inc., Hoop Holdings, LLC and Hoop Canada Holdings, Inc. filed as Exhibit 2.1 to registrant's Quarterly Report on Form 10-Q for the period ended October 30, 2004, is incorporated by reference herein.
10.20
License and Conduct of Business Agreement dated as of November 21, 2004 by and among TDS Franchising, LLC, The Disney Store, LLC and The Disney Store (Canada) Ltd. filed as Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q for the period ended October 30, 2004, is incorporated by reference herein. This exhibit omits information for which the Commission has granted our request for confidential treatment.

Exhibit	Description
10.21	Guaranty and Commitment dated as of November 21, 2004 by The Children's Place Retail Stores, Inc. and Hoop Holdings, LLC in favor of The Disney Store, LLC, The Disney Store (Canada) Ltd. and TDS Franchising, LLC. filed as Exhibit 10.5 to registrant's Quarterly Report on Form 10-Q for the period ended October 30, 2004, is incorporated by reference herein.
10.22
Letter Agreement dated April 6, 2006 amending the Internet start date among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC filed as Exhibit 10.46 to the registrant's Annual Report on Form 10-K for the period ended January 28, 2006, is incorporated by reference herein.
10.23
Letter Agreement dated April 5, 2006 amending the refurbishment commitment among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC filed as Exhibit 10.49 to the registrant's Annual Report on Form 10-K for the period ended January 28, 2006, is incorporated by reference herein.
10.24
First Amendment to Fifth Amended and Restated Loan and Security Agreement, dated November 2, 2007 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent amended filed as Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.25
Fourth Amended and Restated Loan and Security Agreement dated as of October 30, 2004 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the period ended October 30, 2004, is incorporated by reference herein.
10.26
First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated December 31, 2004 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibits 10.41 and 10.42, respectively, to the registrant's Annual Report on Form 10-K filed April 14, 2005 for the period ended January 29, 2005, is incorporated by reference herein.
10.27
Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated April 12, 2005 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories, thereto, as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the period ended April 30, 2005, is incorporated by reference herein.
10.28
Third Amendment to Fourth Amended and Restated Loan and Security Agreement, dated July 29, 2005 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.01 to registrant's Form 8-K dated July 29, 2005, is incorporated by reference herein.

Exhibit		Description
10.29		Fourth Amendment to Fourth Amended and Restated Loan and Security Agreement dated April 11, 2006 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.47 to the registrant's Annual Report on Form 10-K for the period ended January 28, 2006, is incorporated by reference herein.
10.30
Fifth Amended and Restated Loan and Security Agreement, dated June 28, 2007 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent amended filed as Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.31
Letter of Credit Agreement dated June 28, 2007 by and among The Children's Place Retail Stores, Inc. and each of its subsidiaries that are signatories thereto as borrowers, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent amended filed as Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.32
Loan and Security Agreement dated as of November 21, 2004 between The Disney Store, LLC and Hoop Retail Stores, LLC, as borrowers, Hoop Canada Holdings, Inc., as guarantor, Hoop Canada, Inc. and The Disney Store (Canada) Ltd., as secondary guarantors, the financial institutions named therein, and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.6 to registrant's Quarterly Report on Form 10-Q for the period ended October 30, 2004, is incorporated by reference herein.
10.33
First Amendment to Loan and Security Agreement dated as of April 11, 2006 between Hoop Retail Stores, LLC, as borrower; Hoop Canada Holdings, Inc., as guarantor; Hoop Canada, Inc., as secondary guarantor; the financial institutions named therein; and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the period ended January 28, 2006, is incorporated by reference herein.
10.34
Second Amendment to Loan and Security Agreement dated as of June 28, 2007 between Hoop Retail Stores, LLC, as borrower; Hoop Canada Holdings, Inc., as guarantor; Hoop Canada, Inc., as secondary guarantor; the financial institutions named therein; and Wells Fargo Retail Finance, LLC, as agent amended filed as Exhibit 10.34 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.35	(*)
Offer letter dated September 15, 1995 with Steven Balasiano filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the period ended April 29, 2006, is incorporated by reference herein.
10.36	(*)
Severance agreement and release dated July 9, 2007 with Steven Balasiano filed as Exhibit 10.36 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.37	(*)
Amended and restated employment agreement dated May 12, 2006 with Ezra Dabah filed as Exhibit 10.6 to registrant's Quarterly Report on Form 10-Q for the period ended April 29, 2006, is incorporated by reference herein.

Exhibit		Description
10.38	(*)	Amended and restated employment agreement dated May 12, 2006 with Neal Goldberg filed as Exhibit 10.7 to registrant's Quarterly Report on Form 10-Q for the period ended April 29, 2006, is incorporated by reference herein.
10.39	(*)	Employment agreement dated July 28, 2006 with Tara Poseley filed as Exhibit 10.5 to registrant's Form 10-Q for the period ended July 29, 2006, is incorporated by reference herein.
10.40	(*)
Employment Agreement dated April 16, 2007 effective as of February 4, 2007 between The Children's Place Retail Stores, Inc. and Susan Riley filed as Exhibit 99.1 to Form 8-K dated April 19, 2007, is incorporated by reference herein.
10.41
Hardware and Engineering Services Agreement between The Children's Place Services Company, LLC and Dematic Corp. (Material Handling System for the Fort Payne Distribution Center), dated September 29, 2006 filed as Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the period ended October 28, 2006, is incorporated by reference herein.
10.42
Mechanical Installation and Electrical Installation Services Agreement between The Children's Place Services Company, LLC and Dematic Corp. (Material Handling System for the Fort Payne Distribution Center), dated September 29, 2006 filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the period ended October 28, 2006, is incorporated by reference herein.
10.43
Standard Form of Agreement between The Children's Place Services Company, LLC and Clayco, Inc. (Construction of the Ft. Payne Distribution Center), executed January 18, 2007 filed as Exhibit 10.45 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.44
Third Amendment to Loan and Security Agreement dated as of August 9, 2007 between Hoop Retail Stores, LLC, as borrower; Hoop Canada Holdings, Inc., as guarantor; Hoop Canada, Inc., as secondary guarantor; the financial institutions named therein; and Wells Fargo Retail Finance, LLC, as agent filed as Exhibit 10.46 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.45
Refurbishment Amendment to License and Conduct of Business Agreement dated as of August 29, 2007 between The Children's Place Retail Stores, Inc., its subsidiaries Hoop Retail Stores, LLC and Hoop Canada, Inc. and TDS Franchising LLC, a subsidiary of The Walt Disney Company. Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request filed as Exhibit 10.47 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.46
Letter Agreement dated November 12, 2007 amending the Internet start date among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC filed as Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.
10.47	(*)
Employment Agreement Term Sheet dated November 20, 2007 effective as of October 1, 2007 between The Children's Place Retail Stores, Inc. and Charles Crovitz filed as Exhibit 10.49 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.

Exhibit		Description
10.48	(*)	Offer letter dated October 19, 2007 with Richard Paradise filed as Exhibit 99.1 to Form 8-K filed December 12, 2007, is incorporated by reference herein.
10.49	(*)	Form of Amended and Restated Performance Share Award Agreement filed as Exhibit 99.1 to Form 8-K filed January 24, 2008, is incorporated by reference herein.
10.50	(*)	Form of Amended and Restated Deferred Stock Award Agreement filed as Exhibit 99.2 to Form 8-K filed January 24, 2008, is incorporated by reference herein.
10.51	(*)	Form of Amended and Restated Change in Control Agreement filed as Exhibit 99.3 to Form 8-K filed January 24, 2008, is incorporated by reference herein.
10.52	(*)
Amendment No. 1 to Employment Agreement dated February 27, 2007 with Tara Poseley filed as Exhibit 10.52 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.
10.53	(*)
Amendment No. 2 to Employment Agreement dated December 12, 2007 with Tara Poseley filed as Exhibit 10.53 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.
10.54	(*)
Amendment No. 3 to Employment Agreement dated January 24, 2008 with Tara Poseley filed as Exhibit 10.54 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.
10.55	(*)
Employment Agreement dated September 26, 2007 with Charles Crovitz filed as Exhibit 10.55 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.
10.56	(*)
Agreement and General Release, dated January 29, 2008, between The Children's Place Retail Stores, Inc. and Neal Goldberg filed as Exhibit 10.1 to Form 8-K filed February 4, 2008, is incorporated by reference herein.
10.57
Notice of Discontinuation of Guaranty and Commitment dated March 26, 2008 filed as Exhibit 10.57 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.
10.58
Letter Agreement dated February 6, 2008 amending the Internet start date among Hoop Retail Stores, LLC, Hoop Canada, Inc. and TDS Franchising, LLC filed as Exhibit 10.58 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.
10.59
Form of Indemnity Agreement between The Children's Place Retail Stores, Inc. and certain members of management and the Board of Directors filed as Exhibit 10.7 to registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.
10.60
Credit Agreement dated July 31, 2008 by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.8 to registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.

Exhibit		Description
10.61		Note Purchase Agreement dated July 31, 2008 by and among The Children's Place Retail Stores, Inc., and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A., the "Note Purchasers", on the other hand, together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent filed as Exhibit 10.8 to registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.
10.62
Asset Purchase Agreement, dated April 3, 2008, by and among T2 Acquisition, LLC, T1 WDC, Inc., The Children's Place Services, LLC, Hoop Retail Stores, LLC and Hoop Canada, Inc. filed as Exhibit 10.1 to the form 8-K filed on April 7, 2008, is incorporated by reference herein.
10.63	(*)
Letter Agreement, dated April 8, 2008, between The Children's Place Retail Stores, Inc. and Ezra Dabah filed as Exhibit 10.1 to the Form 8-K filed on April 10, 2008, is incorporated by reference herein.
10.64	(*)	Agreement and General Release, dated May 22, 2008, between the Company and Tara Poseley filed as Exhibit 10.1 to the Form 8-K filed on May 20, 2008, is incorporated by reference herein.
10.65
First Amendment to the Credit Agreement, effective as of March 12, 2009, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders filed as Exhibit 10.65 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.
10.66
First Amendment to the Note Purchase Agreement, effective as of March 12, 2009, by and among The Children's Place Retail Stores, Inc and certain of its subsidiaries on the one hand., and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A., as note purchasers, on the other hand, together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent filed as Exhibit 10.66 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.
10.67
Lease Agreement between The Children's Place Services Company, LLC and 500 Plaza Drive Corp. effective as of March 12, 2009 (500 Plaza Drive), Secaucus, New Jersey filed as Exhibit 10.67 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.
10.68
Guaranty between The Children's Place Retail Stores, Inc. and 500 Plaza Drive Corp. effective as of March 12, 2009 filed as Exhibit 10.68 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

Exhibit		Description
10.69		Lease Termination Agreement between The Children's Place Services Company, LLC and Hartz Mountain Metropolitan effective as of March 12, 2009 (Emerson Lane Termination Agreement) filed as Exhibit 10.69 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.
10.70
Lease Termination Agreement between The Children's Place Services Company, LLC and Hartz Mountain Associates effective as of March 12, 2009 (Secaucus Road Termination Agreement) filed as Exhibit 10.70 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.
10.71	(*)
Amendment to Employment Agreement, dated as of December 31, 2008, by and between The Children's Place Retail Stores, Inc. and Charles K. Crovitz filed as Exhibit 10.71 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.
10.72	(*)
Second Amendment to the Employment Agreement dated February 5, 2009 between The Children's Place Retail Stores, Inc. and Charles Crovitz filed as Exhibit 10.72 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.
10.73	(*)
Amendment to the Amended and Restated Change in Control Severance, dated as of December 31, 2008, is made by and between The Children's Place Retail Stores, Inc. and Susan J. Riley filed as Exhibit 10.73 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.
10.74	(*)
Amendment to Employment Agreement, dated as December 31, 2008, is made by and between The Children's Place Retail Stores, Inc. and Susan J. Riley filed as Exhibit 10.74 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.
10.75
Second Amendment to the Note Purchase Agreement, dated as of March 31, 2009, by and among The Children's Place Retail Stores, Inc. and certain of its subsidiaries, on the one hand, and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A., as note purchases, on the other hand, together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent filed as Exhibit 10.75 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.
10.76
Second Amendment to Credit Agreement, dated as of May 4, 2009, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended May 2, 2009 is incorporated by reference herein.
10.77
Securities Purchase Agreement, dated July 29, 2009, between The Children's Place Retail Stores, Inc., Ezra Dabah, Renee Dabah and certain affiliated trusts filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 4, 2009 is incorporated by reference herein.

Exhibit		Description
10.78		Third Amendment to Credit Agreement, dated as of July 29, 2009, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2009 is incorporated by reference herein.
10.79
The First Lease Modification Agreement, dated as of August 27, 2009, between The Children's Place Services Company, LLC and 500 Plaza Drive Corp. filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2009 is incorporated by reference herein.
10.80
Fourth Amendment to Credit Agreement, dated October 5, 2009, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 2009 is incorporated by reference herein.
10.81
Agreement and General Release, dated November 24, 2009, between The Children's Place Retail Stores, Inc. and Richard Flaks filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 25, 2009 is incorporated by reference herein.
10.82	(+)	The Children's Place Retail Stores Inc. Nonqualified Deferred Compensation Plan effective January 1, 2010.
10.83	(+)(*)	Employment Agreement , dated as of December 11, 2009, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers.
10.84	(+)(*)	Deferred Stock Award Agreement, dated as of January 4, 2010, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers.
10.85	(+)(*)	Performance Stock Award Agreement, dated as of January 4, 2010, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers.
10.86	(+)(*)	Letter Agreement, dated February 12, 2010, between The Children's Place Retail Stores, Inc. and Susan J. Riley.
21.1	(+)	Subsidiaries of the Company
23.1	(+)	Consent of Independent Registered Public Accounting Firm
31.1	(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	(+)	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit		Description
32	(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

THE CHILDREN'S PLACE RETAIL STORES, INC.
By:	/s/ JANE T. ELFERS Jane T. Elfers Chief Executive Officer March 25, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NORMAN MATTHEWS Norman Matthews	Chairman of the Board	March 25, 2010
/s/ JANE T. ELFERS Jane T. Elfers	Director, Chief Executive Officer (A Principal Executive Officer)	March 25, 2010
/s/ SUSAN J. RILEY Susan J. Riley	Executive Vice President, Finance and Administration (A Principal Executive Officer and Principal Financial Officer)	March 25, 2010
/s/ JOSEPH ALUTTO Joseph Alutto	Director	March 25, 2010
/s/ CHARLES CROVITZ Charles Crovitz	Director	March 25, 2010
/s/ MALCOLM ELVEY Malcolm Elvey	Director	March 25, 2010
/s/ ROBERT FISCH Robert Fisch	Director	March 25, 2010
/s/ LOUIS LIPSCHITZ Louis Lipschitz	Director	March 25, 2010
/s/ SALLY FRAME KASAKS Sally Frame Kasaks	Director	March 25, 2010