Form 10-Q
period 2010-05-01
CHILDRENS PLACE RETAIL STORES INC
filed 2010-06-04
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

500 Plaza Drive
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

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, par value of $0.10 per share, as of May 28, 2010 was 27,731,075 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 1, 2010

PART I.     FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	(unaudited)		(unaudited)
	May 1,	January 30,	May 2,
	2010	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$223,509	$168,380	$224,275
Restricted cash	2,222	2,112	—
Accounts receivable	16,260	16,910	19,299
Inventories	182,356	206,227	181,984
Prepaid expenses and other current assets	44,188	45,713	45,704
Deferred income taxes	29,811	17,540	39,176
Total current assets	498,346	456,882	510,438
Long-term assets:
Property and equipment, net	315,567	312,801	314,331
Deferred income taxes	56,320	79,934	61,853
Other assets	4,347	4,443	5,298
Total assets	$874,580	$854,060	$891,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Short term portion of term loan	$—	$—	$15,000
Accounts payable	45,588	55,547	58,155
Income taxes payable	231	1,212	789
Accrued expenses and other current liabilities	80,868	88,757	98,022
Total current liabilities	126,687	145,516	171,966
Long-term liabilities:
Deferred rent liabilities	97,320	98,705	101,654
Other tax liabilities	15,610	15,396	9,205
Long term portion of term loan	—	—	23,000
Other long-term liabilities	5,029	5,473	6,706
Total liabilities	244,646	265,090	312,531
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at May 1, 2010, January 30, 2010, and May 2, 2009	—	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 27,698,830, 27,474,774 and 29,500,781 issued and outstanding at May 1, 2010, January 30, 2010, and May 2, 2009, respectively	2,770	2,747	2,950
Additional paid-in capital	213,861	204,646	211,201
Accumulated other comprehensive income (loss)	11,385	7,561	(438)
Retained earnings	401,918	374,016	365,676
Total stockholders’ equity	629,934	588,970	579,389
Total liabilities and stockholders’ equity	$874,580	$854,060	$891,920

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales	$422,133	$401,901
Cost of sales	242,429	235,374

Gross profit	179,704	166,527

Selling, general and administrative expenses	113,455	111,893
Asset impairment charge	930	1,099
Depreciation and amortization	17,625	17,524

Operating income	47,694	36,011
Interest income (expense), net	(456)	(3,268)

Income from continuing operations before income taxes	47,238	32,743
Provision for income taxes	19,231	9,002

Income from continuing operations	28,007	23,741

(Loss) from discontinued operations, net of income taxes	(105)	(229)
Net income	$27,902	$23,512

Basic earnings (loss) per share amounts (1)
Income from continuing operations	$1.02	$0.81
(Loss) from discontinued operations, net of income taxes	(0.00)	(0.01)
Net income	$1.01	$0.80
Basic weighted average common share outstanding	27,583	29,475

Diluted earnings (loss) per share amounts (1)
Income from continuing operations	$1.00	$0.80
(Loss) from discontinued operations, net of income taxes	(0.00)	(0.01)
Net income	$1.00	$0.79
Diluted weighted average common share outstanding	27,930	29,605

(1) Table may not add due to rounding

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,902	$23,512
Less (loss) from discontinued operations	(105)	(229)
Income from continuing operations	28,007	23,741
Reconciliation of net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	17,625	17,524
Amortization of deferred financing costs	145	1,037
Loss on disposal of property and equipment	—	197
Asset impairment charge	930	1,099
Stock-based compensation	3,847	2,873
Deferred taxes	11,723	10,666
Deferred rent expense and lease incentives	(4,088)	(4,097)
Changes in operating assets and liabilities:
Accounts receivable	754	395
Inventories	25,240	29,953
Prepaid expenses and other assets	107	(1,842)
Accounts payable	(10,679)	(16,452)
Accrued expenses and other current liabilities	(3,846)	(3,722)
Intercompany (discontinued operations)	(105)	(229)
Income taxes payable, net of prepayments	453	(2,304)
Deferred rent and other liabilities	1,604	(3,589)
Total adjustments	43,710	31,509
Net cash provided by operating activities	71,717	55,250
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(23,914)	(12,064)
Net cash used in investing activities	(23,914)	(12,064)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	37,628	34,083
Repayments under revolving credit facilities	(37,628)	(34,083)
Payment on term loan	—	(47,000)
Purchase of common stock	—	(139)
Exercise of stock options	5,391	562
Net cash provided by (used in) financing activities	5,391	(46,577)
Effect of exchange rate changes on cash	1,935	1,460
Net increase (decrease) in cash and cash equivalents	55,129	(1,931)
Cash and cash equivalents, beginning of period	168,380	226,206
Cash and cash equivalents, end of period	$223,509	$224,275

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$6,970	$3,420
Cash paid during the year for interest	406	2,437
Increase (decrease) in accrued purchases of property and equipment	(3,896)	2,204

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of The Children’s Place Retail Stores, Inc. (the “Company”) as of  May 1, 2010 and May 2, 2009, the results of its consolidated operations for the thirteen weeks ended May 1, 2010 and May 2, 2009, and its consolidated cash flows for the thirteen weeks ended May 1, 2010 and May 2, 2009. The consolidated financial position as of January 30, 2010 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 1, 2010 and May 2, 2009 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:

•                  First Quarter 2010 – The thirteen weeks ended May 1, 2010.

•                  First Quarter 2009 – The thirteen weeks ended May 2, 2009.

•                  FASB– Financial Accounting Standards Board.

•                  FASB ASC – FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Restricted Cash

On June 11, 2009, the Company received a notice of assessment in the amount of approximately 2.3 million Canadian dollars from Revenue Quebec regarding the Company’s sales tax filings.  During the third quarter of fiscal 2009, Revenue Quebec required the Company to guarantee the assessed amount in the form of a deposit into a restricted cash account.  The Company has objected to the assessment, but until such time that it is resolved, the balance of the account remains the property of the Company.  This amount is shown on the accompanying consolidated balance sheet as restricted cash.  At May 1, 2010 and January 30, 2010 the U.S. dollar value of this deposit was $2.2 million and $2.1 million, respectively.

Stockholders’ Equity

On July 29, 2009, the Company entered into a securities purchase agreement with Ezra Dabah, the Company’s former Chief Executive Officer, Renee Dabah and certain related trusts (collectively, the “Sellers”) pursuant to which the Company agreed to purchase from the Sellers an aggregate of approximately 2.45 million shares of the Company’s common stock at a price of $28.88 per share, which represented a discount of 5% to the average of the closing prices of the Company’s common stock of the three days ended July 28, 2009 (the “Sale”).  On August 3, 2009, the Sale was completed with the Company making total payments to the Sellers of approximately $70.8 million.  In addition, the Company incurred approximately $2.7 million in transaction costs related to the Sale, which are included in the cost of the acquired shares.  Immediately after the Sale, the acquired shares of common stock were retired. In accordance with the “Equity” topic of the FASB ASC, a portion of the purchase price of shares retired is charged against additional paid-in capital using a pro rata allocation based on total shares outstanding.  The par value of the shares is charged against common stock, and the remaining purchase price is charged to retained earnings.

The Disney Store Business

In the first quarter of fiscal 2008, the Company discontinued its operation of the Disney Store business, which had operated under a licensing agreement with The Walt Disney Company.  Amounts included in loss from discontinued operations relate to the wind down of the Disney Store business.

Recently Adopted Accounting Standards

The Company has reviewed recent accounting standards issued under FASB ASC and has determined that they will have no financial impact on the Company’s condensed consolidated financial statements.

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

2.             STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Stock option expense	$22	$52
Deferred stock expense (1)	2,068	1,883
Restricted stock expense	216	179
Performance award expense	1,541	759
Total stock-based compensation expense	$3,847	$2,873

(1)          Approximately $0.3 million in each of the First Quarter 2010 and the First Quarter 2009 was recorded in cost of goods sold.

The Company recognized a tax benefit related to stock-based compensation expense of $1.5 million and $1.2 million for the First Quarter 2010 and the First Quarter 2009, respectively.

Long Term Incentive Plan

The 2008 Long Term Incentive Plan provides for the issuance of deferred stock awards and performance awards to key members of management (the “Participants”). Each award is based on salary level and the fair market value of the Company’s common stock on the date the Compensation Committee of the Company’s Board of Directors approves the grant. The deferred stock awards vest on a graded basis over three years and have a service requirement only. Key features of the performance awards are as follows:

•                  Each performance award has a defined number of shares that a Participant can earn (the “Target Shares”). Based on performance levels, Participants can earn up to 200% of their Target Shares.

•                  The awards have a service requirement and performance criteria that must be achieved for the awards to vest.

•                  The performance criteria are based on the Company’s achievement of operating income levels in each of the fiscal years 2008, 2009 and 2010, as well as in the aggregate except that those awards issued since January 2010 are based only on fiscal 2010’s operating performance.

•                  Awards may be earned in each of the fiscal years based upon meeting the established performance criteria for that year, however, except in certain circumstances, the Participants must be employed by the Company at the end of the three year performance period or their awards are forfeited.

The current performance period ends on January 29, 2011 and as of May 1, 2010, the Company estimates that on a weighted average basis Participants will earn approximately 180% of their Target Shares.

New Awards

During the First Quarter 2010 the Company granted an aggregate of 25,317 deferred stock awards, of which 21,567 vest over one year and 3,750 vest on a graded basis over three years.  Also awarded in the First Quarter 2010 were performance awards that provide for the issuance of 3,750 Target Shares if the Company achieves a specified level of operating income for fiscal 2010.  These awards vest on an accelerated basis over three years.

Deferred and Restricted Stock (“Deferred Awards”)

Changes in the Company’s unvested Deferred Awards for the First Quarter 2010 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	512	$30.34
Granted	25	34.37
Vested	(45)	20.29
Forfeited	(19)	31.19
Unvested Deferred Awards, end of period	473	$31.48

Total unrecognized equity compensation expense related to unvested Deferred Awards approximated $10.7 million as of May 1, 2010, which will be recognized over a weighted average period of approximately 1.9 years.

Performance Awards (“Performance Awards”)

Changes in the Company’s unvested Performance Awards for the First Quarter 2010 were as follows:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of period	174	$27.65
Granted	4	45.38
Vested	—	—
Forfeited	(13)	20.97
Unvested performance shares, end of period	165	$28.58

(1)   The number of unvested performance shares is based on the Participants earning their Target Shares at 100%. As of May 1, 2010, the Company estimates that on a weighted average basis Participants will earn approximately 180% of their Target Shares. The cumulative expense recognized reflects that estimate.

Total unrecognized equity compensation expense related to unvested Performance Awards approximated $3.8 million as of May 1, 2010, which will be recognized over a weighted average period of approximately 0.8 years.

Stock Option Plans

During fiscal 2008, the Company ceased issuing stock options in favor of deferred stock awards.  Activity for all outstanding options is below.

Changes in the Company’s stock options for the First Quarter 2010 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at beginning of period	731	$33.22	4.6	$2,831
Granted	—	—	—	—
Exercised	(179)	30.14	N/A	2,666
Forfeited	(1)	26.35	N/A	18
Options outstanding at end of period	551	$34.23	4.7	$6,462
Options exercisable at end of period	517	$34.72	4.5	$5,816

Changes in the Company’s unvested stock options for the First Quarter 2010 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested stock options, beginning of period	40	$11.24
Granted	—	—
Vested	(6)	8.20
Forfeited	—	—
Unvested stock options, end of period	34	$11.78

Total unrecognized equity compensation expense related to unvested stock options approximated $35,000 as of May 1, 2010, which will be recognized over a weighted average period of approximately 0.7 years.

3.             NET INCOME PER COMMON SHARE

The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Income from continuing operations	$28,007	$23,741
(Loss) from discontinued operations, net of taxes	(105)	(229)
Net income	$27,902	$23,512

Basic weighted average common shares	27,583	29,475
Dilutive effect of stock awards	347	130
Diluted weighted average common shares	27,930	29,605
Antidilutive stock awards	256	1,298

Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings Per Share” topic of the FASB ASC.

4.                                      COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Net income	$27,902	$23,512
Foreign currency translation adjustment	3,824	2,652
Comprehensive income	$31,726	$26,164

5.             PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Asset	May 1,	January 30,	May 2,
	Life	2010	2010	2009
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	25 yrs	30,451	30,451	30,451
Material handling equipment	15 yrs	31,243	31,243	31,243
Leasehold improvements	Lease life	385,302	378,097	358,260
Store fixtures and equipment	3-10 yrs	267,143	259,641	246,099
Capitalized software	5 yrs	67,418	65,869	60,172
Construction in progress	—	22,820	17,770	13,231
		807,780	786,474	742,859
Less accumulated depreciation and amortization		(492,213)	(473,673)	(428,528)
Property and equipment, net		$315,567	$312,801	$314,331

During the First Quarter 2010, the Company recorded $0.9 million of impairment charges primarily related to two underperforming stores.  During the First Quarter 2009, the Company recorded $1.1 million of impairment charges primarily related to two underperforming stores.

As of May 1, 2010, January 30, 2010, and May 2, 2009, the Company had $3.6 million, $7.5 million and $6.3 million, respectively, in property and equipment for which payment had not been made. These amounts are included in accounts payable and accrued expenses and other current liabilities.

6.             CREDIT FACILITIES

On July 31, 2008, the Company and certain of its domestic subsidiaries entered into a five year credit agreement (the “2008 Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender.  The 2008 Credit Agreement refinanced a $130 million credit agreement and a $60 million letter of credit agreement which, except under certain limited circumstances, were each scheduled to expire on November 1, 2010.

The 2008 Credit Agreement consists of a $200 million asset based revolving credit facility, with a $175 million sublimit for standby and documentary letters of credit. Revolving credit loans outstanding under the 2008 Credit Agreement bear interest, at the Company’s option, at:

(i)  the prime rate plus a margin of 0.0% to 0.5% based on the amount of the Company’s average excess availability under the facility; or

(ii) the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three or six months, as selected by the Company, plus a margin of 2.00% to 2.50% based on the amount of the Company’s average excess availability under the facility.

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

The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures, stock buybacks and the payment of dividends or similar payments.  Credit extended under the 2008 Credit Agreement is secured by a first or second priority security interest in substantially all of the Company’s assets.

The Company capitalized an aggregate of approximately $2.6 million in deferred financing costs related to the 2008 Credit Agreement, which is being amortized on a straight-line basis over its term.

The table below presents the components (in millions) of the Company’s credit facilities:

	May 1, 2010	January 30, 2010	May 2, 2009

Credit facility maximum	$200.0	$200.0	$200.0
Borrowing base	154.3	164.1	150.1

Outstanding borrowings	$—	$—	$—
Letters of credit outstanding—merchandise	37.4	32.4	35.8
Letters of credit outstanding—standby	12.4	15.2	16.1
Utilization of credit facility at end of period	49.8	47.6	51.9

Availability	104.5	116.5	98.2

Average loan balance during the period	—	0.1	—
Highest borrowings during the period	—	3.3	0.3
Average interest rate	3.3%	3.3%	3.3%
Interest rate at end of period	3.3%	3.3%	3.3%

Letter of Credit Fees

Letter of credit fees, which are included in cost of sales, approximated $0.1 million in each of the First Quarter 2010 and the First Quarter 2009.

7.             TERM LOAN

On July 31, 2008, concurrently with the execution of the 2008 Credit Agreement, the Company and certain of its domestic subsidiaries and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A., all as note purchasers, together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent, entered into a note purchase agreement (“Note Purchase Agreement”).

Under the Note Purchase Agreement, the Company issued $85.0 million of non-amortizing secured notes (the “Notes”) which were due and payable on July 31, 2013.  Amounts outstanding under the Note Purchase Agreement bore interest at the greater of (i) LIBOR, for an interest period of one, two, three or six months, as selected by the Company, or (ii) 3.00%, plus, in each case, a margin of between 8.50% and 9.75% depending on the Company’s leverage ratio.

On April 13, 2009, the Company prepaid $47.0 million of the Notes, which included a $32.0 million mandatory payment plus a penalty free optional payment of $15.0 million. On August 3, 2009, the remaining principal amount of $38.0 million was prepaid (the “Final Payment”).  In accordance with the terms of the Note Purchase Agreement, the Company was required to pay a prepayment premium of 1.5%, or approximately $0.6 million, on the Final Payment.  Also, in connection with the Final Payment, the Note Purchase Agreement and the Company’s obligations under the Note Purchase Agreement were terminated.

8.             LEGAL AND REGULATORY MATTERS

On June 16, 2009, a putative stockholder derivative action was filed in the Superior Court of New Jersey, Hudson County, Chancery Division, against the Company and certain of its current and former directors and senior executives.  The Company has been named as a nominal defendant.  The complaint alleges, among other things, that certain of the Company’s current and former directors and executives breached their fiduciary duties to the Company and its stockholders by causing the Company to issue false and misleading public statements and by abdicating their responsibilities to the Company and its stockholders, in violation of state law.  The complaint also alleges that the defendants committed corporate waste in connection with a severance payment to the Company’s former Chief Executive Officer.  The complaint seeks monetary damages from the individual defendants as well as costs and disbursements of the lawsuit, including expert fees, as well as equitable relief.  On November 20, 2009, defendants moved to dismiss the complaint, on the grounds that, among other things, (i) the claims asserted in the action are barred by the prior settlement of the stockholder class action filed in the United States District Court for the Southern District of New York, and (ii) plaintiff failed to make a demand on the Board to initiate the lawsuit, as required by applicable state law.  The court heard oral arguments on the motion to dismiss on March 25, 2010 and on June 3, 2010 the court issued an oral decision from the bench denying the defendant’s motion to dismiss.  The outcome of this litigation is uncertain and no estimate can be made at this time of any potential loss or range of losses.  While we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation.  The litigation could distract our management and directors from the Company’s affairs, the costs and expenses of the litigation could have a material adverse effect on the Company’s financial position, results of operations and cash flows and an unfavorable outcome could adversely affect the reputation of the Company.

During the quarter ended May 1, 2010, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings.  Except as noted above, there were no material developments to any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

The Company’s effective tax rate from continuing operations in the First Quarter 2010 and the First Quarter 2009 was 40.7% and 27.5%, respectively.  The effective tax rate was lower in the First Quarter 2009 due to a $4.5 million favorable settlement relating to an Internal Revenue Service income tax audit, of which approximately $3.0 million reduced the Company’s unrecognized tax liability and approximately $1.5 million reduced taxes payable.

During each of the First Quarter 2010 and the First Quarter 2009, the Company recognized approximately $0.2 million of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized income tax liabilities in income tax expense.

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

10.                               INTEREST INCOME (EXPENSE), NET

The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Interest income	$92	$334
Tax-exempt interest income	4	6
Total interest income	96	340

Less:
Interest expense — term loan	—	2,171
Interest expense — credit facilities	71	57
Unused line fee	301	97
Amortization of deferred financing fees	145	1,037
Other fees	35	246
Total interest expense	552	3,608
Interest income (expense), net	$(456)	$(3,268)

11.          SEGMENT INFORMATION

In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are the Company’s U.S. based stores, including Puerto Rico, and its e-commerce store, www.childrensplace.com.  The Company measures its segment profitability based on operating income, defined as earnings before interest and taxes.  Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.    The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of May 1, 2010, The Children’s Place U.S. operated 866 stores and The Children’s Place Canada operated 96 stores.  As of May 2, 2009, The Children’s Place U.S. operated 834 stores and The Children’s Place Canada operated 88 stores.

The following tables provide segment level financial information for the First Quarter 2010 and the First Quarter 2009 (dollars in thousands):

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales:
The Children’s Place U.S.	$373,413	$363,071
The Children’s Place Canada	48,720	38,830
Total net sales	$422,133	$401,901

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Operating income:
The Children’s Place U.S.	$39,340	$30,787
The Children’s Place Canada	8,354	5,224
Total operating income	$47,694	$36,011

Operating income as a percent of net sales:
The Children’s Place U.S.	10.5%	8.5%
The Children’s Place Canada	17.1%	13.5%
Total operating income	11.3%	9.0%

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Depreciation and amortization:
The Children’s Place U.S.	$15,785	$15,742
The Children’s Place Canada	1,840	1,782
Total depreciation and amortization	$17,625	$17,524

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Capital expenditures:
The Children’s Place U.S.	$22,804	$10,917
The Children’s Place Canada	1,110	1,147
Total capital expenditures	$23,914	$12,064

Total assets by segment are as follows (in thousands):

	May 1,	January 30,	May 2,
	2010	2010	2009
Total assets:
The Children’s Place U.S.	$764,933	$752,827	$791,411
The Children’s Place Canada	109,647	101,233	100,509
Total assets	$874,580	$854,060	$891,920

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, the discussions of the Company’s operating and growth strategy.  Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.  The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.

Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•                  First Quarter 2010 – The thirteen weeks ended May 1, 2010.

•                  First Quarter 2009 – The thirteen weeks ended May 2, 2009.

•                  GAAP – Generally Accepted Accounting Principles.

•                  FASB– Financial Accounting Standards Board.

•                  FASB ASC – FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

•                  Comparable Store Sales – Net sales, in constant currency, from stores that have been open at least 14 full fiscal months and that have not been substantially remodeled during that time.

•                  Comparable Retail Sales – Comparable Store Sales plus comparable sales from our e-commerce store.

•                  Gross Margin – Gross profit expressed as a percentage of net sales.

•                  SG&A – Selling, general and administrative expenses.

Our Business

We are the largest pure-play children’s specialty apparel retailer in North America.  We design, contract to manufacture and sell high-quality, value-priced merchandise under our proprietary “The Children’s Place” brand name.  Our objective is to deliver high-quality merchandise at value prices.  As of May 1, 2010, we owned and operated 866 stores in the United States, 96 stores in Canada and an e-commerce store at www.childrensplace.com.

Segment Reporting

In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are our U.S. based stores, including Puerto Rico, and our e-commerce store, www.childrensplace.com.  We measure our segment profitability based on operating income, defined as earnings before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of May 1, 2010, The Children’s Place U.S. operated 866 stores and The Children’s Place Canada operated 96 stores.  As of May 2, 2009, The Children’s Place U.S. operated 834 stores and The Children’s Place Canada operated 88 stores.

The Disney Store Business

In the first quarter of fiscal 2008, we discontinued our operations of the Disney Store business, which we operated under a licensing agreement with The Walt Disney Company.  Amounts included in loss from discontinued operations relate to the wind down of the Disney Store business.

Operating Highlights

Net sales in the First Quarter 2010 increased $20.2 million to $422.1  million, compared to net sales of $401.9 million reported in the First Quarter 2009.  Our Comparable Retail Sales decreased 0.5% during the First Quarter 2010 compared to a 1.0% increase in the First Quarter 2009.  In the First Quarter 2010, we opened 16 stores, remodeled one store and closed one store.  In the First Quarter 2009, we opened six stores, remodeled two stores and closed one store.

During the First Quarter 2010, we reported income from continuing operations of $28.0 million, or $1.00 per diluted share, compared to $23.7 million, or $0.80 per diluted share, in the First Quarter 2009.  During the First Quarter 2010, the following factors significantly impacted our operating results:

•                  Continued weakness in the U.S. and Canadian economic environments;

•                  An increase in value of the Canadian dollar versus the U.S. dollar.

Additionally, there were no items affecting comparability reported in the First Quarter 2010, however in the First Quarter 2009, income from continuing operations included:

•                  Approximately $2.6 million of costs related to the implementation of cost-control initiatives, including the relocation of our e-commerce business from our facility in Secaucus, N.J. to a larger facility in Fort Payne, Alabama.

•                  Impairment charges of $0.9 million related to an underperforming store that had been recently opened in 2007; and

•                  A $4.5 million tax benefit related to the settlement of an Internal Revenue Service (“IRS”) income tax audit.

We have subsidiaries in Canada, Hong Kong and Shanghai whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.  The below table summarizes the average translation rates impacting our operating results:

	First Quarter 2010	First Quarter 2009
Average Translation Rates (1)
Canadian dollar	0.9703	0.8065
Hong Kong dollar	0.1288	0.1290
China yuan renminbi	0.1464	0.1463

(1)  The average translation rates are the average of the three monthly translation rates used during each quarter to translate the respective income statements.  The rates represent the U.S. dollar equivalent of each foreign currency.

For the First Quarter 2010, the effects of these translation rate changes on net sales, gross profit and income from continuing operations before income taxes were increases of $8.4 million, $4.1 million and $2.1 million, respectively.  Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation impact noted above, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which is priced in U.S. dollars.  The effect of these purchases on our gross profit was an increase of approximately $1.6 million in the First Quarter 2010.

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

We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  We estimate sell-through rates based upon historical and forecasted information.  Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our markdown reserve as of May 1, 2010 would have impacted net income by approximately $0.9 million.  Our markdown reserve balance at May 1, 2010 was $14.4 million.

Additionally, we adjust our inventory based upon an annual physical inventory, which is taken during the last quarter of the fiscal year.  Based on the results of our historical physical inventories, an estimated shrink rate is used for each successive quarter until the next annual physical inventory, or sooner if facts or circumstances should indicate differently.  A 1% difference in our shrinkage rate at retail could impact each quarter’s net income by approximately $0.6 million.

Equity Compensation— We account for equity compensation according to the provisions of the “Stock Compensation” topic of FASB ASC.

Stock Options

During fiscal 2008, we ceased issuing stock options in favor of deferred stock awards.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  Total unamortized stock compensation at May 1, 2010 was not material and use of different assumptions regarding pricing and forfeitures would not have a material impact on our current financial position or results of operations.

Restricted Stock, Deferred Stock and Performance Awards

We grant restricted shares and deferred stock awards to our employees and non-employee directors and performance awards to certain key members of management.  The fair value of these awards is based on the average of the high and low selling price of our common stock on the grant date.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.  While actual forfeitures could vary significantly from those estimated, a 10% change in our forfeiture rate would impact our net income by approximately $0.5 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on an estimate of the number of shares we think will vest based on our earnings-to-date plus our estimate of future earnings for the remaining performance period.  The current performance period ends on January 29, 2011.  To the extent that actual operating results differ from our estimates, future performance share compensation expense could be significantly different.  A 25% decrease in our projected future earnings could decrease our equity compensation, pre-tax, by approximately $1.6 million, and a 25% increase in our projected future earnings could increase our equity compensation, pre-tax, by approximately $0.3 million.

Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which could have a significant impact on our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of May 1, 2010 would have impacted net income by approximately $0.6 million.

Impairment of Long-Lived Assets— We periodically review our long-lived assets when events indicate that their carrying value may not be recoverable.  Such events include a history trend or projected trend of cash flow losses or a future expectation that we will sell or dispose of an asset significantly before the end of its previously estimated useful life.  In reviewing for impairment, we group our long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  In that regard, we group our assets into two categories: corporate-related and store-related.  Corporate-related assets consist of those associated with our corporate offices, distribution centers and our information technology systems.  Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment and lease related assets associated with individual stores.

For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  For each of these stores, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At May 1, 2010, the average net book value per store was $0.2 million.

Income Taxes— We utilize the liability method of accounting for income taxes as set forth in the “Income Taxes” topic of the FASB ASC.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.  If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.

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

Fair Value Measurement and Financial Instruments—The “Fair Value Measurements and Disclosure” topic of the FASB ASC provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.

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

Recently Adopted Accounting Standards

We have reviewed recent accounting standards issued under FASB ASC and have determined that they will have no financial impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our selling, general and administrative expenses decreased approximately 90 basis points to 26.9% of net sales during the First Quarter 2010 from 27.8% during the First Quarter 2009.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.  The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales.

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	57.4	58.6
Gross profit	42.6	41.4
Selling, general and administrative expenses	26.9	27.8
Asset impairment charge	0.2	0.3
Depreciation and amortization	4.2	4.4
Operating income	11.3	9.0
Interest income (expense), net	(0.1)	(0.8)
Income from continuing operations before income taxes	11.2	8.1
Provision for income taxes	4.6	2.2
Income from continuing operations	6.6	5.9
(Loss) from discontinued operations, net of taxes	—	(0.1)
Net income	6.6%	5.9%
Number of stores, end of period	962	922

Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, selected net sales, gross profit and Gross Margin income statement data (in thousands).

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales:
The Children’s Place U.S.	$373,413	$363,071
The Children’s Place Canada	48,720	38,830
Total net sales	$422,133	$401,901

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Gross profit:
The Children's Place U.S.	$156,360	$149,217
The Children's Place Canada	23,344	17,310
Total gross profit	$179,704	$166,527
Gross Margin:
The Children's Place U.S.	41.9%	41.1%
The Children's Place Canada	47.9%	44.6%
Total Gross Margin	42.6%	41.4%

The First Quarter 2010 Compared to the First Quarter 2009

Net sales increased by $20.2 million to $422.1 million during the First Quarter 2010 from $401.9 million during the First Quarter 2009.  This increase resulted from a $13.3 million increase in net sales from new stores as well as other stores that did not qualify as comparable stores, $8.4 million from the impact of foreign exchange rates, partially offset by a consolidated Comparable Retail Sales decrease of 0.5%, or $1.5 million.  During the First Quarter 2010, we opened 16 new stores and closed one store.

On a segment basis, The Children’s Place U.S. net sales increased $10.3 million, or 2.8%, to $373.4 million in the First Quarter 2010 compared to $363.1 million in the First Quarter 2009.  This increase resulted from an increase in e-commerce sales of 21.6%, or $6.0 million, and a $10.0 million increase in sales from new stores and other stores that did not qualify as comparable stores, partially offset by a Comparable Store Sales decrease of 1.7%, or $5.7 million.  The increase in e-commerce net sales resulted from a 28% increase in transactions partially offset by a 5% decrease in average dollar transaction size. As a percentage of net sales, e-commerce increased to 8.1% in the First Quarter 2010 from 7.0% in the First Quarter 2009.  The decrease in Comparable Store Sales resulted primarily from a 3% decline in the average dollar transaction size partially offset by a 2% increase in the number of transactions.  The Children’s Place Canada net sales increased $9.9 million, or 25.5%, to $48.7 million in the First Quarter 2010 compared to $38.8 million in the First Quarter 2009.  This increase resulted from an $8.4 million increase in net sales due to favorable changes in the Canadian exchange rates, a $3.3 million increase in sales from new stores and other stores that did not qualify as comparable stores, partially offset by a Comparable Store Sales decrease of 4.6%, or $1.8 million.  The decrease in Comparable Store Sales was primarily attributable to a 6% decline in the number of transactions partially offset by a 1% increase in the average dollar transaction size.

Gross profit on a consolidated basis increased by $13.2 million to $179.7 million during the First Quarter 2010 from $166.5 million during the First Quarter 2009.  Gross Margin increased approximately 120 basis points to 42.6% during the First Quarter 2010 from 41.4% during the First Quarter 2009.  The increase in Gross Margin resulted primarily from a higher initial markup, which was partially affected by the impact of foreign exchange rates, the leveraging of occupancy and distribution costs, partially offset by higher markdowns.  Gross Margin at The Children’s Place U.S. increased approximately 80 basis points from 41.1% in the First Quarter 2009 to 41.9% in the First Quarter 2010.  This increase resulted primarily from a higher initial markup, the leveraging of occupancy and distribution costs, partially offset by higher markdowns.  Gross Margin at The Children’s Place Canada increased approximately

330 basis points from 44.6% in the First Quarter 2009 to 47.9% in the First Quarter 2010.  This increase resulted primarily from a higher initial mark-up, lower markdowns, and lower production and design costs, partially offset by higher occupancy costs.  The Children’s Place Canada’s higher initial markup was significantly affected by the impact of foreign exchange rates.

Selling, general and administrative expenses increased $1.6 million to $113.5 million during the First Quarter 2010 from $111.9 million during the First Quarter 2009.  As a percentage of net sales, SG&A decreased approximately 90 basis points to 26.9% of net sales during the First Quarter 2010 from 27.8% of net sales during the First Quarter 2009.  Affecting the comparability of our SG&A are $2.6 million, or 60 basis points, of charges taken in the First Quarter 2009, which  related primarily to the relocation of our e-commerce fulfillment facility.  Excluding these charges, SG&A leveraged approximately 30 basis points, which resulted primarily from a slight decrease in marketing expenses and holding other administrative costs relatively flat while net sales increased.  The decrease in marketing expenses is due to reductions in our print advertising and a more streamlined direct mailing program.

Asset impairment charges of $0.9 million were recorded in the First Quarter 2010 compared to $1.1 million of charges recorded in the First Quarter 2009.  In each period the charges primarily related to two underperforming stores.

Depreciation and amortization was $17.6 million during the First Quarter 2010 compared to $17.5 million during the First Quarter 2009.  As a percentage of net sales, depreciation and amortization was 4.2% in the First Quarter 2010 compared to 4.4% in the First Quarter 2009.  The slight leverage is due to lower build out costs for new and remodeled stores.

Interest expense, net decreased $2.8 million to $0.5 million in the First Quarter 2010 from $3.3 million in the First Quarter 2009.  The First Quarter 2009 includes approximately $2.2 million of interest associated with a term loan that began in July of 2008, and $0.9 million of accelerated deferred financing costs associated with an early payment on the term loan.  The term loan was fully repaid in August 2009.  Interest income decreased approximately $0.2 million from the First Quarter 2009 to the First Quarter 2010 due primarily to lower interest rates.

Provision for income taxes from continuing operations was $19.2 million in the First Quarter 2010 compared to $9.0 million in the First Quarter 2009.  Our effective tax rate was 40.7% in the First Quarter 2010 compared to 27.5% in the First Quarter 2009, respectively.  The lower effective tax rate for the First Quarter 2009 resulted from a $4.5 million tax benefit from the settlement of an IRS income tax audit.  Excluding the $4.5 million tax benefit our effective tax rate in the First Quarter 2009 was 41.2%.

Loss from discontinued operations, net of income taxes, was $0.1 million in the First Quarter 2010 compared to $0.2 million in the First Quarter 2009.  The loss in each period relates to the payment of professional fees associated with the wind down of the Disney Store business.

Net income increased $4.4 million to $27.9 million in the First Quarter 2010 compared to $23.5 million in the First Quarter 2009 due to the factors discussed above.  Diluted earnings per share was $1.00 in the First Quarter 2010 compared to $0.79 in the First Quarter 2009.  This increase is due to higher net income and a lower diluted weighted average common shares outstanding.  In August 2009, we purchased and retired approximately 2.5 million common shares.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our working capital needs follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and winter selling seasons.  Our primary uses of cash are the financing of new store openings, other capital projects, and working capital requirements, principally inventory purchases.

As of May 1, 2010, we had no borrowings under our credit facility. Our credit facility provides for borrowings up to the lesser of $200 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facilities” below).  At May 1, 2010, our borrowing base was $154.3 million.  Our working capital increased $33.2 million to $371.7 million at May 1, 2010 compared to $338.5 million at May 2, 2009.  This increase is primarily due to the payoff of our term loan and decreased accounts payables and accrued expenses.  The decrease in accounts payables is due to lower levels of inventory in transit. The decrease in accrued expenses results from lower levels of related expenses and timing on payments.

During the past twelve months, we repaid the remaining $38.0 million of principal balance on a term loan, paid approximately $74.0 million for the purchase and retirement of approximately 2.5 million shares of our common stock and paid approximately $75.0 million for capital expenditures while maintaining our cash balances relatively flat.  We expect to be able to meet our capital requirements principally by using our cash on hand, cash flows from operations and availability under our credit facility.

Credit Facilities

On July 31, 2008, we and certain of our domestic subsidiaries entered into a five year credit agreement (the “2008 Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender.  The 2008 Credit Agreement refinanced a $130 million credit agreement and a $60 million letter of credit agreement which, except under certain limited circumstances, were each scheduled to expire on November 1, 2010.

The 2008 Credit Agreement consists of a $200 million asset based revolving credit facility, with a $175 million sublimit for standby and documentary letters of credit. Revolving credit loans outstanding under the 2008 Credit Agreement bear interest, at our option, at:

(i)  the prime rate plus a margin of 0.0% to 0.5% based on the amount of our average excess availability under the facility; or

(ii) the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three or six months, as selected by us, plus a margin of 2.00% to 2.50% based on the amount of our average excess availability under the facility.

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

The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures, stock buybacks and the payment of dividends or similar payments.  Credit extended under the 2008 Credit Agreement is secured by a first or second priority security interest in substantially all of our assets.

We capitalized an aggregate of approximately $2.6 million in deferred financing costs related to the 2008 Credit Agreement, which is being amortized on a straight-line basis over its term.

Term Loan

On July 31, 2008, concurrently with the execution of the 2008 Credit Agreement, we and certain of our domestic subsidiaries and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A., all as note purchasers, together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent, entered into a note purchase agreement (“Note Purchase Agreement”).

Under the Note Purchase Agreement, we issued $85.0 million of non-amortizing secured notes (the “Notes”) which were due and payable on July 31, 2013.  Amounts outstanding under the Note Purchase Agreement bore interest at the greater of (i) LIBOR, for an interest period of one, two, three or six months, as selected by the Company, or (ii) 3.00%, plus, in each case, a margin of between 8.50% and 9.75% depending on our leverage ratio.

On April 13, 2009, we prepaid $47.0 million of the Notes, which included a $32.0 million mandatory payment plus a penalty free optional payment of $15.0 million. On August 3, 2009, the remaining principal amount of $38.0 million was prepaid (the “Final Payment”).  In accordance with the terms of the Note Purchase Agreement, we were required to pay a prepayment premium of 1.5%, or approximately $0.6 million, on the Final Payment.  Also, in connection with the Final Payment, the Note Purchase Agreement and our obligations under the Note Purchase Agreement were terminated.

Cash Flows/Capital Expenditures

Cash flows provided by operating activities increased $16.4 million to $71.7 million in the First Quarter 2010 compared to $55.3 million in the First Quarter 2009.  The net increase resulted primarily from a $14.3 million increase in pre-tax income excluding non cash items and $3.0 million of higher net cash inflow from our working capital accounts used in operations.

Cash flows used in investing activities increased $11.8 million to $23.9 million in the First Quarter 2010 compared to $12.1 million in the First Quarter 2009.  The increase results from our e-commerce automation project and having 10 more store openings in the First Quarter 2010 compared to the First Quarter 2009.

Cash flows provided by financing activities were $5.4 million in the First Quarter 2010 compared to cash flows used in financing activities of $46.6 million in the First Quarter 2009.  Included in the First Quarter 2009 is a $47 million prepayment on our then existing term loan.

The effect of discontinued operations on our cash flows was not material in either period.

We continue to anticipate that total capital expenditures will be in the range of approximately $80 to $85 million in fiscal 2010.  In the First Quarter 2010, we opened 16 stores and remodeled one at an aggregate cost of approximately $9.8 million.  We have spent approximately $9.3 million on projects in our distribution centers, primarily our e-commerce warehouse automation project, and approximately $4.8 million on information technology, our corporate offices and other initiatives.  Over the next three quarters, we anticipate additional spending of approximately $40 million on store projects and approximately $20 million on distribution center projects and equipment, information technology initiatives and other administrative projects.

Our ability to continue to meet our capital requirements in fiscal 2010 depends on our ability to generate cash flows from operations and our available borrowings under our credit facilities.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During the second quarter of our fiscal years, we usually use cash to fund operating losses and working capital requirement as our revenues are lowest and we are building inventory to support the back-to-school season.  We believe that cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months.

Historically, we have funded our capital expenditures primarily from operations, with occasional seasonal advances on our debt facilities.  With a cash balance of $223.5 million at May 1, 2010, and approximately $154.3 million of availability on our credit facility, we expect to meet our capital requirements for the remainder of fiscal 2010.

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

Interest Rates

Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of May 1, 2010, we had no borrowings under the credit facility.  During the First Quarter 2010, borrowings were not material and any change in interest rates would not have a material impact on our interest expense.

Foreign Assets and Liabilities

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian subsidiaries are considered long-term; however, we are not deemed to be permanently reinvested in our Hong Kong subsidiary.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of May 1, 2010, net assets in Canada and Hong Kong were $82.0 million and $13.6 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $8.2 million and $1.4 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

As of May 1, 2010, we had approximately $57.7 million of our cash and investment balances held in foreign countries, of which approximately $46.1 million was in Canada, approximately $9.9 million was in Hong Kong and approximately $1.7 million was in China.

Foreign Operations

Approximately 12% of our consolidated net sales and total costs and expenses are transacted in foreign currencies.  As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, the First Quarter 2010 net sales could have decreased or increased by approximately $4.9 million and total costs and expenses could have decreased or increased by approximately $4.7 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses. At May 1, 2010, we had foreign currency denominated receivables and payables, including inter-company balances, of $1.3 million and $5.0 million, respectively.  We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at May 1, 2010.

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

Item 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our Chief Executive Officer and our Executive Vice President—Finance and Administration, who is also our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 1, 2010.  Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of May 1, 2010 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officers and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Disclosure controls and procedures are designed only to provide “reasonable assurance” that the controls and procedures will meet their objectives.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  In reviewing those disclosures, our management, including our principal executive officers (our Chief Executive Officer and our Executive Vice President—Finance and Administration, who is also our principal financial officer), have concluded that our disclosure controls and procedures are effective at this “reasonable assurance” level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS.

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 30, 2010.  See Note 8 to the condensed consolidated financial statements for a discussion of certain recent developments concerning our legal proceedings.

Item 1A.     RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended January 30, 2010.

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

THE CHILDREN’S PLACE

RETAIL STORES, INC.

Date: June 3, 2010	By:	/S/ JANE T. ELFERS

JANE T. ELFERS

Chief Executive Officer and President

(A Principal Executive Officer)

Date: June 3, 2010	By:	/S/ SUSAN J. RILEY

SUSAN J. RILEY

Executive Vice President, Finance and Administration and Chief Financial Officer

(A Principal Executive Officer and Principal Financial Officer)