Form 10-Q
period 2010-07-31
CHILDRENS PLACE RETAIL STORES INC
filed 2010-09-03
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of August 30, 2010 was 27,240,081 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2010

PART I.     FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	(unaudited) July 31, 2010	January 30, 2010	(unaudited) August 1, 2009
ASSETS
Current assets:
Cash and cash equivalents	$196,033	$168,380	$152,198
Restricted cash	2,195	2,112	—
Accounts receivable	18,905	16,910	21,792
Inventories	214,301	206,227	262,986
Prepaid expenses and other current assets	46,111	45,713	52,236
Deferred income taxes	36,049	17,540	47,907
Total current assets	513,594	456,882	537,119
Long-term assets:
Property and equipment, net	318,255	312,801	310,795
Deferred income taxes	56,406	79,934	69,753
Other assets	4,270	4,443	5,207
Total assets	$892,525	$854,060	$922,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Short term portion of term loan	$—	$—	$38,000
Accounts payable	68,564	55,547	89,249
Income taxes payable	1,029	1,212	3,869
Accrued expenses and other current liabilities	80,849	88,757	89,219
Total current liabilities	150,442	145,516	220,337
Long-term liabilities:
Deferred rent liabilities	95,614	98,705	104,043
Other tax liabilities	15,784	15,396	9,100
Other long-term liabilities	5,533	5,473	6,161
Total liabilities	267,373	265,090	339,641
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at July 31, 2010, January 30, 2010, and August 1, 2009	—	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 27,822,331, 27,474,774 and 29,668,337 issued and outstanding at July 31, 2010, January 30, 2010, and August 1, 2009, respectively	2,782	2,747	2,967
Additional paid-in capital	218,571	204,646	214,358
Accumulated other comprehensive income	10,431	7,561	7,283
Retained earnings	393,368	374,016	358,625
Total stockholders’ equity	625,152	588,970	583,233
Total liabilities and stockholders’ equity	$892,525	$854,060	$922,874

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	$345,301	$315,676	$767,434	$717,577
Cost of sales	231,727	210,377	474,156	445,751

Gross profit	113,574	105,299	293,278	271,826

Selling, general and administrative expenses	107,281	106,093	220,736	217,986
Asset impairment charges	1,222	315	2,152	1,414
Depreciation and amortization	18,199	17,564	35,824	35,088

Operating income (loss)	(13,128)	(18,673)	34,566	17,338
Interest income (expense), net	(381)	(1,462)	(837)	(4,730)

Income (loss) from continuing operations before income taxes	(13,509)	(20,135)	33,729	12,608
Provision (benefit) for income taxes	(5,241)	(12,906)	13,990	(3,904)

Income (loss) from continuing operations	(8,268)	(7,229)	19,739	16,512
Income (loss) from discontinued operations, net of income taxes	35	178	(70)	(51)
Net income (loss)	$(8,233)	$(7,051)	$19,669	$16,461

Basic earnings (loss) per share amounts (1)
Income (loss) from continuing operations	$(0.30)	$(0.24)	$0.71	$0.56
Income (loss) from discontinued operations, net of income taxes	0.00	0.01	(0.00)	(0.00)
Net income (loss)	$(0.30)	$(0.24)	$0.71	$0.56
Basic weighted average common shares outstanding	27,755	29,552	27,669	29,514

Diluted earnings (loss) per share amounts (1)
Income (loss) from continuing operations	$(0.30)	$(0.24)	$0.70	$0.56
Income (loss) from discontinued operations, net of income taxes	0.00	0.01	(0.00)	(0.00)
Net income (loss)	$(0.30)	$(0.24)	$0.70	$0.55
Diluted weighted average common shares outstanding	27,755	29,552	28,027	29,746

(1) Table may not add due to rounding

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	July 31, 2010	August 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,669	$16,461
Less (loss) from discontinued operations	(70)	(51)
Income from continuing operations	19,739	16,512
Reconciliation of income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	35,824	35,088
Amortization of deferred financing costs	290	2,140
Loss on disposal of property and equipment	174	493
Asset impairment charges	2,152	1,414
Stock-based compensation	7,208	4,539
Deferred taxes	5,533	(5,879)
Deferred rent expense and lease incentives	(8,354)	(8,361)
Changes in operating assets and liabilities:
Accounts receivable	(1,914)	(1,901)
Inventories	(6,977)	(48,594)
Prepaid expenses and other assets	101	(3,851)
Accounts payable	12,811	14,977
Accrued expenses and other current liabilities	(3,842)	(12,357)
Income taxes payable, net of prepayments	(797)	(2,396)
Deferred rent and other liabilities	4,819	1,255
Total adjustments	47,028	(23,433)
Net cash provided by (used in) operating activities	66,767	(6,921)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(46,958)	(27,085)
Net cash used in investing activities	(46,958)	(27,085)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	75,161	86,300
Repayments under revolving credit facilities	(75,161)	(86,300)
Payments on term loan	—	(47,000)
Exercise of stock options	6,820	1,840
Purchase of common stock	(385)	(254)
Net cash provided by (used in) financing activities	6,435	(45,414)
Effect of exchange rate changes on cash	1,409	5,412
Net increase (decrease) in cash and cash equivalents	27,653	(74,008)
Cash and cash equivalents, beginning of period	168,380	226,206
Cash and cash equivalents, end of period	$196,033	$152,198

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	July 31, 2010	August 1, 2009
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$9,266	$7,446
Cash paid during the year for interest	376	3,633
(Decrease) in accrued purchases of property and equipment	(4,452)	(600)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of The Children’s Place Retail Stores, Inc. (the “Company”) as of  July 31, 2010 and August 1, 2009, the results of its consolidated operations for the thirteen weeks and twenty-six weeks ended July 31, 2010 and August 1, 2009, and its consolidated cash flows for the twenty-six weeks ended July 31, 2010 and August 1, 2009. The consolidated financial position as of January 30, 2010 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•                  Second Quarter 2010 — The thirteen weeks ended July 31, 2010.

•                  Second Quarter 2009 — The thirteen weeks ended August 1, 2009.

•                  Year-To-Date 2010 — The twenty-six weeks ended July 31, 2010.

•                  Year-To-Date 2009 — The twenty-six weeks ended August 1, 2009.

•                  FASB— Financial Accounting Standards Board.

•                  FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Restricted Cash

On June 11, 2009, the Company received a notice of assessment in the amount of approximately 2.3 million Canadian dollars from Revenue Quebec regarding the Company’s sales tax filings.  During the third quarter of fiscal 2009, Revenue Quebec required the Company to guarantee the assessed amount in the form of a deposit into a restricted cash account.  The Company has objected to the assessment and until such time that it is resolved, the balance of the account remains the property of the Company.  This amount is shown on the accompanying consolidated balance sheet as restricted cash.  At July 31, 2010 and January 30, 2010 the U.S. dollar value of this deposit was $2.2 million and $2.1 million, respectively.

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

Additionally, pursuant to restrictions imposed by the Company’s equity plan during black-out periods, the Company withholds and retires shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients.  The Company’s payment of the withholding taxes in exchange for the shares constitutes a purchase of its common stock.  For Year-To-Date 2010 the Company retired approximately eight thousand shares and made related withholding tax payments of approximately $0.4 million.

In accordance with the “Equity” topic of the FASB ASC, a portion of the purchase price of shares retired is charged against additional paid-in capital using a pro rata allocation based on total shares outstanding.  The par value of the shares is charged against common stock, and the remaining purchase price is charged to retained earnings.  For Year-To-Date 2010 approximately $0.3 million was charged to retained earnings.

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

2.                                      STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Stock option expense	$13	$94	$35	$146
Deferred stock expense (1)	1,476	1,113	3,544	2,996
Restricted stock expense	216	253	432	432
Performance award expense	1,656	206	3,197	965
Total stock-based compensation expense	$3,361	$1,666	$7,208	$4,539

(1)         Approximately $0.3 million in each of the Second Quarter 2010 and the Second Quarter 2009 was recorded in cost of goods sold.  Approximately $0.6 million in each of Year-To-Date 2010 and Year-To-Date 2009 was recorded in cost of goods sold.

The Company recognized a tax benefit related to stock-based compensation expense of $2.9 million and $1.8 million for Year-To-Date 2010 and Year-To-Date 2009, respectively.

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

•                  The performance criteria are based on the Company’s achievement of operating income levels in each of the fiscal years 2008, 2009 and 2010, as well as in the aggregate, except that those awards issued since January 2010 are based only on fiscal 2010’s operating performance.

•                  Awards may be earned in each of the fiscal years based upon meeting the established performance criteria for that year, however, except in certain circumstances, the Participants must be employed by the Company at the end of the three year performance period or their awards are forfeited.

The current performance period ends on January 29, 2011 and as of July 31, 2010, the Company estimates that on a weighted average basis the Participants will earn approximately 192% of their Target Shares.

New Awards

During Year-To-Date 2010 the Company granted an aggregate of 43,385 deferred stock awards, of which 22,885 vest over one year and 20,500 vest on a graded basis over three years.  Also awarded during Year-To-Date 2010 were performance awards that provide for the issuance of 13,750 Target Shares if the Company achieves a specified level of operating income for fiscal 2010.  These awards vest on an accelerated basis over three years.

Deferred and Restricted Stock (“Deferred Awards”)

Changes in the Company’s unvested Deferred Awards for Year-To-Date 2010 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested deferred awards beginning of period	512	$30.34
Granted	43	39.51
Vested	(119)	28.88
Forfeited	(37)	31.37
Unvested deferred awards, end of period	399	$31.68

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $9.4 million as of July 31, 2010, which will be recognized over a weighted average period of approximately 1.6 years.

Performance Awards

Changes in the Company’s unvested performance awards for Year-To-Date 2010 were as follows:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of period	174	$27.65
Granted	14	46.80
Vested	—	—
Forfeited	(13)	20.97
Unvested performance shares, end of period	175	$29.65

(1)         The number of unvested performance shares is based on the Participants earning their Target Shares at 100%. As of July 31, 2010, the Company estimates that on a weighted average basis the Participants will earn 192% of their Target Shares. The cumulative expense recognized reflects changes in estimates as they occur.

Total unrecognized stock-based compensation expense related to unvested performance awards approximated $3.9 million as of July 31, 2010, which will be recognized over a weighted average period of approximately 0.9 years.

Stock Option Plans

During fiscal 2008, the Company ceased issuing stock options in favor of Deferred Awards.  Activity for all outstanding options is below.

Changes in the Company’s outstanding stock options for Year-To-Date 2010 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at January 30, 2010	731	$33.22	4.6	$2,831
Granted	—	—	—	—
Exercised	(237)	28.77	N/A	3,887
Forfeited	(10)	30.21	N/A	117
Options outstanding at July 31, 2010	484	$35.46	4.7	$3,831
Options exercisable at July 31, 2010	460	$35.96	4.5	$3,448

Changes in the Company’s unvested stock options for Year-To-Date 2010 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested stock options, beginning of period	40	$11.24
Granted	—	—
Vested	(16)	11.08
Forfeited	—	—
Unvested stock options, end of period	24	$11.34

Total unrecognized stock-based compensation expense related to unvested stock options approximated $22,000 as of July 31, 2010, which will be recognized over a weighted average period of approximately 0.4 years.

3.                                      NET INCOME (LOSS) PER COMMON SHARE

The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Income (loss) from continuing operations	$(8,268)	$(7,229)	$19,739	$16,512
Income (loss) from discontinued operations, net of taxes	35	178	(70)	(51)
Net income (loss)	$(8,233)	$(7,051)	$19,669	$16,461

Basic weighted average common shares	27,755	29,552	27,669	29,514
Dilutive effect of stock awards	—	—	358	232
Diluted weighted average common shares	27,755	29,552	28,027	29,746
Antidilutive stock awards	1,400	1,650	139	1,035

Antidilutive stock awards (stock options, Deferred Awards and performance awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings Per Share” topic of the FASB ASC.

The diluted loss per share amounts presented in the condensed consolidated statements of operation for the Second Quarter 2010 and the Second Quarter 2009, excludes the dilutive effect of the Company’s stock awards, which would have been anti-dilutive as a result of the loss from continuing operations.

4.                                      COMPREHENSIVE INCOME (LOSS)

The following table presents the Company’s comprehensive income (loss) (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net income (loss)	$(8,233)	$(7,051)	$19,669	$16,461
Foreign currency translation adjustment	(954)	7,721	2,870	10,373
Comprehensive income (loss)	$(9,187)	$670	$22,539	$26,834

5.                                      PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Asset	July 31,	January 30,	August 1,
	Life	2010	2010	2009
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	25 yrs	33,886	30,451	30,451
Material handling equipment	10-15 yrs	48,506	31,243	31,243
Leasehold improvements	Lease life	388,954	378,097	367,636
Store fixtures and equipment	3-10 yrs	267,970	259,641	253,680
Capitalized software	5 yrs	68,848	65,869	62,225
Construction in progress	—	10,262	17,770	8,482
		821,829	786,474	757,120
Less accumulated depreciation and amortization		(503,574)	(473,673)	(446,325)
Property and equipment, net		$318,255	$312,801	$310,795

During the Second Quarter 2010, the Company recorded $1.2 million of impairment charges primarily related to three underperforming stores.  During the Second Quarter 2009, the Company recorded $0.3 million of impairment charges related to one underperforming store.

During Year-To-Date 2010, the Company recorded $2.2 million of impairment charges primarily related to four underperforming stores.  During Year-To-Date 2009, the Company recorded $1.4 million of impairment charges related to three underperforming stores.

As of July 31, 2010, January 30, 2010 and August 1, 2009, the Company had $3.1 million, $7.5 million and $3.5 million, respectively, in property and equipment for which payment had not been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

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

The outstanding obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  Had the Company terminated the 2008 Credit Agreement prior to August 1, 2010 the Company would have been required to pay an early termination fee in the amount of 0.25% of the revolving credit facility ceiling then in effect.  After July 31, 2010 the Company is no longer subject to any early termination fees.

The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures, stock buybacks and the payment of dividends or similar payments.  Credit extended under the 2008 Credit Agreement is secured by a first or second priority security interest in substantially all of the Company’s assets.

On August 18, 2010, in connection with the approval of the Company’s share repurchase program (see Note 12), the 2008 Credit Agreement was amended to increase the allowable amount, subject to certain restrictions, that the Company may spend on share repurchases.

The Company capitalized an aggregate of approximately $2.6 million in deferred financing costs related to the 2008 Credit Agreement, which is being amortized on a straight-line basis over its term.

The table below presents the components (in millions) of the Company’s credit facilities:

	July 31, 2010	January 30, 2010	August 1, 2009

Credit facility maximum	$200.0	$200.0	$200.0
Borrowing base	169.8	164.1	199.0

Outstanding borrowings	$—	$—	$—
Letters of credit outstanding—merchandise	37.1	32.4	35.3
Letters of credit outstanding—standby	10.9	15.2	16.1
Utilization of credit facility at end of period	48.0	47.6	51.4

Availability	121.8	116.5	147.6

Interest rate at end of period	3.3%	3.3%	3.3%

	Year-To-Date 2010	Fiscal 2009	Year-To-Date 2009
Average loan balance during the period	—	0.1	—
Highest borrowings during the period	—	3.3	0.3
Average interest rate	3.3%	3.3%	3.3%

Letter of Credit Fees

Letter of credit fees approximated $0.2 million in each of Year-To-Date 2010 and Year-To-Date 2009. Letter of credit fees are included in cost of sales.

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

8.                                      LEGAL AND REGULATORY MATTERS

On June 16, 2009, a putative stockholder derivative action was filed in the Superior Court of New Jersey, Hudson County, Chancery Division, against the Company and certain of its current and former directors and senior executives.  The

Company has been named as a nominal defendant.  The complaint alleges, among other things, that certain of the Company’s current and former directors and executives breached their fiduciary duties to the Company and its stockholders by causing the Company to issue false and misleading public statements and by abdicating their responsibilities to the Company and its stockholders, in violation of state law.  The complaint also alleges that the defendants committed corporate waste in connection with a severance payment to the Company’s former Chief Executive Officer.  The complaint seeks monetary damages from the individual defendants as well as costs and disbursements of the lawsuit, including expert fees, as well as equitable relief.  On November 20, 2009, defendants moved to dismiss the complaint, on the grounds that, among other things, (i) the claims asserted in the action are barred by the prior settlement of the stockholder class action filed in the United States District Court for the Southern District of New York, and (ii) plaintiff failed to make a demand on the Company’s Board of Directors to initiate the lawsuit, as required by applicable state law.  The court heard oral arguments on the motion to dismiss on March 25, 2010 and on June 3, 2010 the court issued an oral decision denying the defendants’ motion to dismiss, while stating that the court took no position on the merits of the case.  On July 28, 2010, the defendants filed a motion in the Superior Court of New Jersey, Appellate Division, seeking extraordinary leave to appeal from the interlocutory order denying defendants’ motion to dismiss, which motion was denied on August 20, 2010.  The outcome of this litigation is uncertain and no estimate can be made at this time of any potential loss or range of losses.  While we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation.  The litigation could distract our management and directors from the Company’s affairs, the costs and expenses of the litigation could have a material adverse effect on the Company’s financial position, results of operations and cash flows and an unfavorable outcome could adversely affect the reputation of the Company.

On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC (“Hoop”), in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals.  The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief.  The plaintiff filed an amended complaint on January 25, 2008.  Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.  On March 2, 2010, the court granted the plaintiff leave to file an amended complaint dismissing the Company and to replace the Company with its subsidiary, The Children’s Place Services Company, LLC, and on March 27, 2010 the plaintiff filed a second amended complaint.  On October 15, 2009, the parties filed a joint notice of settlement, and the parties subsequently entered into a settlement agreement that provided for, among other things, payment in the amount of $0.3 million.  On March 4, 2010, the Court preliminarily approved the settlement, authorized the dissemination of notice of the settlement to the Company’s shareholders and scheduled a hearing to consider the fairness and final approval of the settlement.  The parties entered into an amendment to the settlement agreement on July 2, 2010, and the hearing on final approval of the amended settlement is scheduled for September 16, 2010.  The Company has accrued for the cost of this settlement and the related expense was charged to discontinued operations.

During the Second Quarter 2010, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings.  Except as noted above, there were no material developments to any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

During the first quarter of fiscal 2009, the Company recorded a $4.5 million benefit related to the settlement of an IRS income tax audit.  During the Second Quarter 2009, the Company recorded a $4.8 million tax benefit related to excess foreign tax credits generated by a one time dividend from its Canada subsidiaries.  As a result, the Company’s effective tax rate from continuing operations for the Second Quarter 2009 and Year-To-Date 2009 was 64.1% and (31.0)%, respectively, compared to 38.8% and 41.5% during the Second Quarter 2010 and Year-To-Date 2010, respectively.  The repatriation of cash from Canada did not impact the Company’s ability to remain permanently reinvested in the earnings of its Canadian subsidiaries.

During the Second Quarter 2010 and Year-To-Date 2010, the Company recognized approximately $0.2 million and $0.4 million, respectively, of additional interest expense related to its unrecognized tax benefits. During the Second Quarter 2009 and Year-To-Date 2009, the Company recognized approximately $0.2 million and $0.3 million, respectively of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized income tax liabilities in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax audits for years through fiscal 2006.  With limited exception, the Company is no longer subject to state, local or non-U.S. income tax audits by taxing authorities for years through fiscal 2003.

10.                               INTEREST INCOME (EXPENSE), NET

The following table presents the components of the Company’s interest (expense) income, net (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Interest income	$129	$169	$221	$503
Tax-exempt interest income	14	5	18	11
Total interest income	143	174	239	514

Less:
Interest expense — term loan	—	1,687	—	3,858
Interest expense — credit facilities	55	82	126	139
Unused line fee	293	94	594	191
Amortization of deferred financing fees (1)	145	1,103	290	2,140
Other interest and fees (2)	31	(1,330)	66	(1,084)
Total interest expense	524	1,636	1,076	5,244
Interest income (expense), net	$(381)	$(1,462)	$(837)	$(4,730)

(1)         The Second Quarter 2009 and Year-To-Date 2009 include approximately $1.0 million and $1.9 million, respectively, of accelerated deferred financing costs associated with prepayments made on the Company’s term loan.

(2)         The Second Quarter 2009 and Year-To-Date 2009 include a credit of approximately $1.5 million of interest accrual reversals related to the settlement of an Internal Revenue Service employment tax audit related to stock options.

11.                               SEGMENT INFORMATION

In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are the Company’s U.S. based stores, including Puerto Rico, and its e-commerce store, www.childrensplace.com.  The Company measures its segment profitability based on operating income, defined as earnings before interest and taxes.  Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.    The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of July 31, 2010, The Children’s Place U.S. operated 880 stores and The Children’s Place Canada operated 97 stores.  As of August 1, 2009, The Children’s Place U.S. operated 848 stores and The Children’s Place Canada operated 89 stores.

The following tables provide segment level financial information for the Second Quarter 2010, the Second Quarter 2009, Year-To-Date 2010 and Year-To-Date 2009 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales:
The Children’s Place U.S.	$297,329	$275,947	$670,742	$639,018
The Children’s Place Canada	47,972	39,729	96,692	78,559
Total net sales	$345,301	$315,676	$767,434	$717,577

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Operating income (loss):
The Children’s Place U.S.	$(17,456)	$(22,007)	$21,867	$8,780
The Children’s Place Canada	4,328	3,334	12,699	8,558
Total operating income (loss)	$(13,128)	$(18,673)	$34,566	$17,338

Operating income (loss) as a percent of net sales:
The Children’s Place U.S.	-5.9%	-8.0%	3.3%	1.4%
The Children’s Place Canada	9.0%	8.4%	13.1%	10.9%
Total operating income (loss)	-3.8%	-5.9%	4.5%	2.4%

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Depreciation and amortization:
The Children’s Place U.S.	$16,277	$15,920	$32,063	$31,662
The Children’s Place Canada	1,922	1,644	3,761	3,426
Total depreciation and amortization	$18,199	$17,564	$35,824	$35,088

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Capital expenditures:
The Children’s Place U.S.	$22,171	$15,021	$44,975	$25,938
The Children’s Place Canada	873	—	1,983	1,147
Total capital expenditures	$23,044	$15,021	$46,958	$27,085

Total assets by segment are as follows (in thousands):

	July 31,	January 30,	August 1,
	2010	2010	2009
Total assets:
The Children’s Place U.S.	$779,743	$752,827	$836,989
The Children’s Place Canada	112,782	101,233	85,885
Total assets	$892,525	$854,060	$922,874

12.                               SUBSEQUENT EVENTS

On August 18, 2010, the Company’s Board of Directors authorized a share repurchase program in the amount of $100.0 million.  Under the program, the Company may repurchase shares in the open market over the next twelve months at current market prices at the time of purchase or in privately negotiated transactions.  As of August 31, 2010, the Company has repurchased 635,000 shares at an aggregate cost of $28.2 million, which is an average cost of $44.33 per share.  All of these shares have been retired.  The timing and remaining number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions, and may be suspended or discontinued at any time.

On August 18, 2010, in connection with the share repurchase program noted above, the 2008 Credit Agreement was amended to increase the allowable amount, subject to certain restrictions, that the Company may spend on share repurchases.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, the discussions of the Company’s operating and growth strategy.  Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in Part I, Item I. A of the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.  The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•                  Second Quarter 2010 — The thirteen weeks ended July 31, 2010.

•                  Second Quarter 2009 — The thirteen weeks ended August 1, 2009.

•                  Year-To-Date 2010— The twenty-six weeks ended July 31, 2010.

•                  Year-To-Date 2009— The twenty-six weeks ended August 1, 2009.

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

•                  SG&A — Selling, general and administrative expenses.

•                  FASB— Financial Accounting Standards Board.

•                  FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

•                  SEC— U.S. Securities and Exchange Commission.

•                  U.S. GAAP — Generally Accepted Accounting Principles in the United States.

Our Business

We are the largest pure-play children’s specialty apparel retailer in North America.  We design, contract to manufacture and sell high-quality, value-priced merchandise under our proprietary “The Children’s Place” brand name.  Our objective is to deliver high-quality merchandise at value prices.  As of July 31, 2010, we owned and operated 880 stores in the United States, 97 stores in Canada and an e-commerce store at www.childrensplace.com.

Recent Developments

On August 18, 2010, our Board of Directors authorized a share repurchase program in the amount of $100.0 million.  Under the program, we may repurchase shares in the open market over the next twelve months at current market prices at the time of purchase or in privately negotiated transactions.  As of August 31, 2010, we have repurchased 635,000 shares at an aggregate cost of $28.2 million, which is an average cost of $44.33 per share.  All of these shares have been retired.  The timing and remaining number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions, and may be suspended or discontinued at any time.

On August 18, 2010, in connection with the share repurchase program noted above, the 2008 Credit Agreement was amended to increase the allowable amount, subject to certain restrictions, that we may spend on share repurchases.

Segment Reporting

In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are our U.S. based stores, including Puerto Rico, and our e-commerce store, www.childrensplace.com.  We measure our segment profitability based on operating income, defined as earnings before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of July 31, 2010, The Children’s Place U.S. operated 880 stores and The Children’s Place Canada operated 97 stores.  As of August 1, 2009, The Children’s Place U.S. operated 848 stores and The Children’s Place Canada operated 89 stores.

The Disney Store Business

In the first quarter of fiscal 2008, we discontinued our operations of the Disney Store business, which we operated under a licensing agreement with The Walt Disney Company.  Amounts included in loss from discontinued operations relate to the wind down of the Disney Store business.

Operating Highlights

Net sales increased by $49.8 million, or 6.9%, to $767.4 million in Year-To-Date 2010 from $717.6 million during Year-To-Date 2009.  Our Comparable Retail Sales increased 1.7% during Year-To-Date 2010 compared to a 3.3% decrease during Year-To-Date 2009.  During Year-To-Date 2010, we opened 34 The Children’s Place stores and closed four.  During Year-To-Date 2009, we opened 21 The Children’s Place stores and closed one.

During Year-To-Date 2010, we reported income from continuing operations of $19.7 million, or $0.70 per diluted share, compared to $16.5 million, or $0.56 per diluted share, in Year-To-Date 2009.   During Year-To-Date 2010, the following factors significantly impacted our business:

•                  We have accelerated our store growth in fiscal 2010 with the majority of our new stores located in strip or enclosed malls comprised largely of value oriented retailers focused on apparel (a “Value Oriented Center” or “VOC”).  During Year-To-Date 2010, we opened 34 new stores, approximately 62% more than the 21 opened in Year-To-Date 2009, which provided a $28.3 million increase in sales from new stores.  We are on plan to open 65 stores for the full fiscal year 2010, which will be approximately 71% more than the 38 opened in fiscal 2009;

•                  We have improved our inventory management.  During the Second Quarter 2010, we took earlier and more aggressive markdowns on summer product and are entering the third quarter with 33% less carryover inventory per square foot. The markdowns were focused on maximizing summer sales, while at the same time strategically driving down carryover inventory levels;

•                  Continued weakness in the U.S. and Canadian economic environments; and

•                  An increase in value of the Canadian Dollar versus the U.S. Dollar.

Additionally, income from continuing operations in Year-To-Date 2009 included the following:

•                  Approximately $2.2 million of professional fees related to our proxy contest;

•                  Approximately $2.4 million of interest and deferred financing expenses related to our planned repayment of the remaining $38 million on our term loan;

•                  A $4.5 million tax benefit related to the settlement of an Internal Revenue Service, or IRS, income tax audit and $4.8 million of foreign tax credits related to the repatriation of foreign cash;

•                  A $4.6 million gain from the settlement of an IRS employment tax audit related to stock options of which approximately $1.5 million was a reversal of accrued interest;

•                  Restructuring costs of approximately $2.8 million related to our strategic initiatives, primarily the moving of our e-commerce fulfillment center from Secaucus, New Jersey to our distribution center in Fort Payne, Alabama; and

•                  Impairment charges of $0.9 million related to an underperforming store that had been recently opened in 2007.

We have subsidiaries in Canada, Hong Kong and Shanghai whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.  The below table summarizes the average translation rates impacting our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Average Translation Rates (1)
Canadian Dollar	0.9620	0.8777	0.9661	0.8421
Hong Kong Dollar	0.1285	0.1290	0.1286	0.1290
China Yuan Renminbi	0.1468	0.1464	0.1466	0.1464

(1)  The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of each foreign currency.

For the Second Quarter 2010, the effects of these translation rate changes on net sales, gross profit and income from continuing operations before income taxes were increases of $4.2 million, $1.8 million and $0.9 million, respectively.  For the Year-To-Date 2010, the effects of these translation rate changes on net sales, gross profit and income from continuing operations before income taxes were increases of $12.6 million, $5.9 million and $3.0 million, respectively.  Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which are priced in U.S. dollars.  The effect of these purchases on our gross profit was an increase of approximately $1.4 million and $3.0 million in the Second Quarter 2010 and Year-To-Date 2010, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reported period.  In many cases, there are alternative policies or estimation techniques that could be used.  We continuously review the application of our accounting policies and evaluate the appropriateness of the estimates used in preparing our financial statements; however, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.  Consequently, actual results could differ from our estimates.

The accounting policies and estimates discussed below include those that we believe are the most critical to aid in fully understanding and evaluating our financial results.  Senior management has discussed the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board of Directors, which has reviewed our related disclosures herein.

Inventory Valuation— Merchandise inventories are stated at the lower of average cost or market, using the retail inventory method.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio, for each merchandise department, to the retail value of inventories.  An initial mark-up is applied to inventory at cost to establish a cost-to-retail ratio.  Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship.  At any one time, inventories include items that have been marked down to our best estimate of the lower of their cost or fair market value and an estimate of our inventory shrinkage.

We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  We estimate sell-through rates based upon historical and forecasted information.  Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our markdown reserve as of July 31, 2010 would have impacted net income by approximately $0.9 million.  Our markdown reserve balance at July 31, 2010 was $14.2 million.

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

Stock-based Compensation— We account for stock-based compensation according to the provisions of the “Stock Compensation” topic of FASB ASC.

Restricted Stock, Deferred Stock and Performance Awards

We grant restricted shares and deferred stock awards to our employees and non-employee directors and performance awards to certain key members of management.  The fair value of each award is based on the average of the high and low selling price of our common stock on the grant date.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.  While actual forfeitures could vary significantly from those estimated, a 10% change in our forfeiture rate would impact our net income by approximately $0.5 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on an estimate of the number of shares we think will vest based on our earnings-to-date plus our estimate of future earnings for the remaining performance period.  The current performance period ends on January 29, 2011.  To the extent that actual operating results differ from our estimates, future performance share compensation expense could be significantly different.  A 25% decrease in our projected future earnings could decrease our equity compensation, pre-tax, by approximately $3.5 million, and a 25% increase in our projected future earnings could increase our equity compensation, pre-tax, by approximately $0.1 million.

Stock Options

During fiscal 2008, we ceased issuing stock options in favor of deferred stock awards.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  Total unamortized stock compensation at July 31, 2010 was not material and use of different assumptions regarding pricing and forfeitures would not have a material impact on our current financial position or results of operations.

Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which could have a significant impact on our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of July 31, 2010 would have impacted net income by approximately $0.6 million.

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

For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  For each of these stores, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At July 31, 2010, the average net book value per store was $0.2 million.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our selling, general and administrative expenses decreased approximately 250 basis points to 31.1% of net sales during the Second Quarter 2010 from 33.6% during the Second Quarter 2009.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.1	66.6	61.8	62.1
Gross profit	32.9	33.4	38.2	37.9
Selling, general and administrative expenses	31.1	33.6	28.8	30.4
Asset impairment charge	0.4	0.1	0.3	0.2
Depreciation and amortization	5.3	5.6	4.7	4.9
Operating income (loss)	(3.8)	(5.9)	4.5	2.4
Interest (expense), net	(0.1)	(0.5)	(0.1)	(0.7)
Income (loss) from continuing operations before income taxes	(3.9)	(6.4)	4.4	1.8
Provision (benefit) for income taxes	(1.5)	(4.1)	1.8	(0.5)
Income (loss) from continuing operations	(2.4)	(2.3)	2.6	2.3
Income (loss) from discontinued operations, net of taxes	—	0.1	—	—
Net income (loss)	(2.4)%	(2.2)%	2.6%	2.3%
Number of stores, end of period	977	937	977	937

Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, selected net sales, gross profit and Gross Margin income statement data (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales:
The Children’s Place U.S.	$297,329	$275,947	$670,742	$639,018
The Children’s Place Canada	47,972	39,729	96,692	78,559
Total net sales	$345,301	$315,676	$767,434	$717,577

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Gross profit:
The Children’s Place U.S.	$92,824	$88,556	$249,184	$237,773
The Children’s Place Canada	20,750	16,743	44,094	34,053
Total gross profit	$113,574	$105,299	$293,278	$271,826
Gross Margin:
The Children’s Place U.S.	31.2%	32.1%	37.2%	37.2%
The Children’s Place Canada	43.3%	42.1%	45.6%	43.3%
Total Gross Margin	32.9%	33.4%	38.2%	37.9%

The Second Quarter 2010 Compared to the Second Quarter 2009

Net sales increased by $29.6 million, or 9.4%, to $345.3 million during the Second Quarter 2010 from $315.7 million during the Second Quarter 2009.  Our Second Quarter 2010 sales increase resulted from a consolidated Comparable Retail Sales increase of 4.7%, or $14.5 million, a $10.9 million increase in sales from new stores and other stores that did not qualify as comparable stores and a $4.2 million increase due to favorable changes in the Canadian exchange rates.  During the Second Quarter 2009, our Comparable Retail Sales decreased 8.5%.  During the Second Quarter 2010, we opened 18 The Children’s Place stores and closed three.  During the Second Quarter 2009, we opened 15 The Children’s Place stores. Our 4.7% increase in Comparable Retail Sales was primarily the result of a 10% increase in transactions partially offset by a 5% decline in the average transaction size.  By department, Comparable Retail Sales were strongest for Accessories and Boys, slightly positive for Girls and slightly negative for Newborn. Regionally, U.S. Comparable Store Sales were strongest in Metro New York, the Southeast, Southwest, Midwest and West.

On a segment basis, The Children’s Place U.S. net sales increased $21.4 million, or 7.7%, to $297.3 million in the Second Quarter 2010 compared to $275.9 million in the Second Quarter 2009.  This increase resulted primarily from a Comparable Store Sales increase of 3.3%, or $8.1 million, a $7.2 million increase in net sales from new stores and other stores that did not qualify as comparable stores and a $6.1 million increase in our e-commerce sales.  E-commerce sales, as a percentage of net sales, increased to 8.3% in the Second Quarter 2010 from 7.1% in the Second Quarter 2009.  The Children’s Place Canada net sales increased $8.3 million, or 20.7%, to $48.0 million in the Second Quarter 2010 compared to $39.7 million in the Second Quarter 2009.  This increase resulted from a $3.8 million increase in net sales from new stores and other stores that did not qualify as comparable stores, an increase in Comparable Store Sales of 0.8%, or $0.3 million, and a $4.2 million increase attributable to favorable changes in the average Canadian exchange rates for the Second Quarter 2010 compared to the Second Quarter 2009.

Gross profit increased by $8.3 million to $113.6 million during the Second Quarter 2010 from $105.3 million during the Second Quarter 2009.  Consolidated Gross Margin decreased approximately 50 basis points to 32.9% during the Second Quarter 2010 from 33.4% during the Second Quarter 2009.  The decrease in consolidated Gross Margin resulted primarily from higher markdowns of approximately 300 basis points mostly offset by the leveraging of distribution, occupancy, production and design costs of approximately 150 basis points and a higher initial markup of approximately 100 basis points, which was favorably affected by changes in the Canadian exchange rates.  Gross Margin at The Children’s Place U.S.

decreased approximately 90 basis points from 32.1% in the Second Quarter 2009 to 31.2% in the Second Quarter 2010.  This decrease resulted primarily from higher markdowns offset by the leveraging of occupancy and distribution costs and a higher initial markup.  Gross Margin at The Children’s Place Canada increased approximately 120 basis points from 42.1% in the Second Quarter 2009 to 43.3% in the Second Quarter 2010.  This increase resulted primarily from the leveraging of occupancy, distribution and production and design costs and the favorable changes in the Canadian exchange rates partially offset by higher markdowns.

Selling, general and administrative expenses increased $1.2 million to $107.3 million during the Second Quarter 2010 from $106.1 million during the Second Quarter 2009.  However, as a percentage of net sales, SG&A decreased approximately 250 basis points to 31.1% during the Second Quarter 2010 from 33.6% during the Second Quarter 2009.  The comparability of our SG&A was affected by the following items:

Second Quarter 2009

•                  a gain from the settlement of an IRS employment tax audit related to stock options of approximately $3.1 million, or 100 basis points;

•                  professional fees incurred during the Second Quarter 2009 of approximately $2.2 million, or 70 basis points, related to a proxy contest; and

•                  restructuring costs of approximately $0.3 million, or 10 basis points, related to our strategic initiative of moving our e-commerce fulfillment center from Secaucus, New Jersey to our distribution center in Fort Payne, Alabama.

Excluding the effect of the above items, our SG&A increased during the Second Quarter 2010 by approximately $0.6 million; however, as a percentage of net sales, SG&A leveraged 270 basis points from 33.8% during the Second Quarter 2009.   This increase in dollars and the decrease as a percentage of net sales resulted primarily from the following:

•                  store expenses increased approximately $0.7 million; however, as a percentage of net sales, it decreased approximately 160 basis points.  The dollar increase in store expenses is primarily due to having 40 more stores open during the Second Quarter 2010 compared to the Second Quarter 2009.  The leveraging of store expenses resulted primarily from the increase in Comparable Retail Sales and to expense savings in supplies, repairs and maintenance and other store expenses;

•                  marketing expenses decreased approximately $2.0 million, or 80 basis points, due primarily to reductions in our direct mail program and print advertising;

•                  corporate occupancy and facility costs decreased approximately $0.8 million, or 30 basis points, due primarily to pre-opening expenses in the Second Quarter 2009 related to our new corporate offices; and

•                  stock-based compensation increased $1.7 million, or 40 basis points, resulting from an increase in the number of awards vesting as well as an increase in the expected earnings percentage of outstanding performance shares.

Asset impairment charges were $1.2 million during the Second Quarter 2010, compared to $0.3 million during the Second Quarter 2009.  During the Second Quarter 2010, we impaired three underperforming stores and during the Second Quarter 2009, we impaired one underperforming store.

Depreciation and amortization was $18.2 million, or 5.3% of net sales, during the Second Quarter 2010, compared to $17.6 million, or 5.6% of net sales, during the Second Quarter 2009.  The decrease in depreciation expense as a percentage of sales results from the increase in Comparable Retail Sales as well as lower build out costs associated with our recent store openings.

Interest expense, net was $0.4 million during the Second Quarter 2010, compared to $1.5 million during the Second Quarter 2009.  The decrease was due primarily to interest expense related to our term loan, which was repaid in full during the third quarter of fiscal 2009.  Also included in our net interest expense in the Second Quarter 2009 was a $1.5 million credit due to the reversal of accrued interest resulting from the settlement of an IRS employment tax audit related to stock options and $1.5 million of interest expense related to the prepayment of the remaining balance on our term loan, which was made on August 3, 2009.

Provision (benefit) for income taxes was a benefit of $5.2 million during the Second Quarter 2010 compared to a benefit of $12.9 million during the Second Quarter 2009.  Our effective tax rate was 38.8% and 64.1% during the Second Quarter

2010 and the Second Quarter 2009, respectively.  The higher effective tax rate in the Second Quarter 2009 reflected a $4.8 million benefit related to the repatriation of foreign cash.

Income (loss) from discontinued operations, net of taxes was income of $35 thousand in the Second Quarter 2010 compared to income of $178 thousand in the Second Quarter 2009.  The income during both periods resulted from the settlement of certain claims on more favorable terms than originally estimated, partially offset by professional fees related to the wind-down of the Company’s former subsidiaries that operated the Disney Store business.

Net income (loss) was a loss of $8.2 million during the Second Quarter 2010 compared to a loss of $7.1 million during the Second Quarter 2009, due to the factors discussed above.  Earnings per share was a loss of $0.30 in the Second Quarter 2010 compared to $0.24 in the Second Quarter 2009.  This increase in the loss per share is due to the increase in net loss for the quarter and to a lower weighted average common shares outstanding of approximately 1.8 million.  In August 2009, we repurchased and retired approximately 2.5 million common shares.

Year-To-Date 2010 Compared to Year-To-Date 2009

Net sales increased by $49.8 million, or 6.9%, to $767.4 million during Year-To-Date 2010 from $717.6 million during Year-To-Date 2009.  This increase resulted from a $24.2 million increase in sales from new stores and other stores that did not qualify as comparable stores, a $12.6 million increase due to favorable changes in the Canadian exchange rates and an increase in our consolidated Comparable Retail Sales of 1.7%, or $13.0 million.  During Year-To-Date 2009, our Comparable Retail Sales decreased 3.3%.  During Year-To-Date 2010, we opened 34 The Children’s Place stores and closed four.  During Year-To-Date 2009, we opened 21 The Children’s Place stores and closed one.  Our 1.7% increase in Comparable Retail Sales was primarily the result of a 5% increase in transactions mostly offset by a 4% decline in the average transaction size.  By department, Comparable Retail Sales were strongest for Accessories and Boys, slightly negative for Girls and negative for Newborn.  Regionally, U.S. Comparable Store Sales were strongest in the Southeast, Southwest, and Midwest.

On a segment basis, The Children’s Place U.S. net sales increased $31.7 million, or 5.0%, to $670.7 million for Year-To-Date 2010 compared to $639.0 million for Year-To-Date 2009.  This increase resulted from a $17.2 million increase in net sales from new stores and other stores that did not qualify as comparable stores, an increase of $12.1 million in our e-commerce sales, and a Comparable Store Sales increase of 0.4%, or $2.4 million.  E-commerce sales, as a percentage of net sales, increased to 8.2% during Year-To-Date 2010 from 7.0% during Year-To-Date 2009 reflecting the continued growth in our e-commerce business.  The Children’s Place Canada net sales increased $18.1 million, or 23.1%, to $96.7 million for Year-To-Date 2010 compared to $78.6 million for Year-To-Date 2009.  This increase resulted from a $12.6 million increase attributable to favorable changes in the Canadian exchange rates during Year-To-Date 2010 compared to Year-To-Date 2009 and an increase of $7.1 million of net sales from new stores and other stores that did not qualify as comparable stores partially offset by a decline in Comparable Store Sales of 2.0%, or $1.6 million.

Gross profit increased by $21.5 million to $293.3 million during Year-To-Date 2010 from $271.8 million during Year-To-Date 2009.  Consolidated Gross Margin increased approximately 30 basis points to 38.2% Year-To-Date 2010 from 37.9% during Year-To-Date 2009.  The increase in consolidated Gross Margin resulted primarily from a higher initial markup of approximately 120 basis points and the leveraging of distribution, occupancy, and production and design costs of approximately 90 basis points mostly offset by higher markdowns of approximately 190 basis points.  The higher initial markup was due in part to the favorable changes in the Canadian exchange rates.  Gross Margin at The Children’s Place U.S. remained flat at 37.2% during each year to date period.  Higher initial markups and the leveraging of occupancy, distribution and other costs were offset by higher markdowns.  Gross Margin at The Children’s Place Canada increased approximately 230 basis points from 43.3% during Year-To-Date 2009 to 45.6% during Year-To-Date 2010.  This increase resulted primarily from a higher initial markup, which was favorably impacted by changes in the average Canadian exchange rates, partially offset by higher markdowns.

Selling, general and administrative expenses increased $2.7 million to $220.7 million during Year-To-Date 2010 from $218.0 million during Year-To-Date 2009. As a percentage of net sales, SG&A decreased approximately 160 basis points to 28.8% during Year-To-Date 2010 from 30.4% during Year-To-Date 2009.  Affecting the comparability of our SG&A were the following items:

Year-To-Date 2009

•                  a gain from the settlement of an IRS employment tax audit related to stock options of approximately $3.1 million or 40 basis points;

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

Excluding the effect of the above items, our SG&A increased approximately $4.7 million during Year-To-Date 2010 compared to Year-To-Date 2009; however, as a percentage of net sales, SG&A decreased approximately 130 basis points from 30.1% during Year-To-Date 2009.  This increase in dollars and the decrease as a percentage of net sales resulted primarily from the following:

•                  store expenses increased approximately $3.4 million; however, as a percentage of net sales, store expenses decreased 80 basis points.  The increase in dollars primarily results from having an average of 35 more stores open during the current year-to-date period.  The decrease in basis points resulted from expense savings, primarily in supplies and other store expenses and to better management of store payroll;

•                  marketing expenses decreased approximately $2.5 million, or 60 basis points, due primarily to reductions in our direct mail program and print advertising;

•                  corporate occupancy and facility costs decreased approximately $0.9 million, or 20 basis points, due primarily to preopening expenses during Year-To-Date 2009 related to our new corporate offices; and

•                  stock-based compensation increased $2.7 million, or 30 basis points, resulting from an increase in the number of awards vesting as well as an increase in the expected earnings percentage of outstanding performance shares.

Asset impairment charges were $2.2 million during Year-To-Date 2010, compared to $1.4 million during Year-To-Date 2009.  During Year-To-Date 2010, we impaired four underperforming stores and during Year-To-Date 2009, we impaired three underperforming stores.

Depreciation and amortization was $35.8 million, or 4.7% of net sales, during Year-To-Date 2010, compared to $35.1 million, or 4.9% of net sales, during Year-To-Date 2009.  The decrease in depreciation expense as a percentage of sales results from the increase in Comparable Retail Sales as well as lower build out costs associated with our recent store openings.

Interest expense, net was $0.8 million during Year-To-Date 2010 compared to $4.7 million during Year-To-Date 2009.  The decrease was due primarily to interest expense related to our term loan, which was repaid in full during the third quarter of fiscal 2009.  Also included in our net interest expense in Year-To-Date 2009 was a $1.5 million credit due to the reversal of accrued interest resulting from a favorable settlement of an IRS employment tax audit related to stock options and $1.5 million of interest expense related to the prepayment of the remaining balance on our term loan, which was made on August 3, 2009.

Provision (benefit) for income taxes was a provision of $14.0 million during Year-To-Date 2010 and a benefit of $3.9 million during Year-To-Date 2009.  Our effective tax rate was 41.5% and (31.0)% for Year-To-Date 2010 and Year-To-Date 2009, respectively.  The negative effective tax rate for Year-To-Date 2009 is the result of a $4.5 million favorable settlement of an IRS income tax audit and a $4.8 million benefit related to the repatriation of foreign cash during the Second Quarter 2009.

Income (loss) from discontinued operations, net of taxes was a loss of $0.1 million during Year-To-Date 2010 compared to a loss of $0.1 million during Year-To-Date 2009.  The loss in each period consists of professional fees related to the wind-down of the Company’s former subsidiaries that operated the Disney Store business.

Net income during Year-To-Date 2010 and Year-To-Date 2009 was $19.7 million and $16.5 million, respectively, due to the factors discussed above.  Earnings per diluted share was $0.70 in Year-To-Date 2010 compared to $0.55 in Year-To-Date 2009.  The increase in the earnings per share is due to the increase in net income and to a lower weighted average diluted shares outstanding of approximately 1.7 million.  In August 2009, we repurchased and retired approximately 2.5 million common shares.

LIQUIDITY AND CAPITAL RESOURCES

Debt Service/Liquidity

Our working capital needs follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and winter selling seasons.  Our primary uses of cash are the financing of new store openings, other capital projects, working capital requirements, principally inventory purchases, and the repurchase of our common stock.

As of July 31, 2010, we had no borrowings under our credit facility. Our credit facility provides for borrowings up to the lesser of $200 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facilities” below).  At July 31, 2010, our borrowing base was $169.8 million.  Our working capital increased $46.4 million to $363.2 million at July 31, 2010 compared to $316.8 million at August 1, 2009.  This increase is primarily due to the payoff of our term loan and decreased accounts payables and accrued expenses partially offset by lower inventory levels and the utilization of certain deferred tax assets.

During the past twelve months, we repaid the remaining $38.0 million of principal balance on a term loan, paid approximately $74.1 million for the purchase and retirement of approximately 2.5 million shares of our common stock and paid approximately $82.1 million for capital expenditures while increasing our cash balances by $43.8 million.

As noted above in “Recent Developments”, our Board of Directors approved a share repurchase program whereby we are authorized to repurchase up to $100 million of our common stock over the next 12 months.  As of August 31, 2010, we have repurchased 635,000 shares at an aggregate cost of $28.2 million, which is an average cost of $44.33 per share.  All of these shares have been retired.  The timing and remaining number of shares repurchased under the program are at management’s discretion and will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions, and may be suspended or discontinued at any time.

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

The outstanding obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  Had we terminated the 2008 Credit Agreement prior to August 1, 2010 we would have been required to pay an early termination fee in the amount of 0.25% of the revolving credit facility ceiling then in effect.  After July 31, we are no longer subject to any early termination fees.

The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures, stock buybacks and the payment of dividends or similar payments.  Credit extended under the 2008 Credit Agreement is secured by a first or second priority security interest in substantially all of our assets.

On August 18, 2010, in connection with the approval of our share repurchase program (see Note 12 to the consolidated financial statements), the 2008 Credit Agreement was amended to increase the allowable amount, subject to certain restrictions, that we may spend on share repurchases.

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

Cash Flows/Capital Expenditures

During Year-To-Date 2010, cash flows provided by operating activities were $66.8 million compared to cash used in operating activities of $6.9 million during Year-To-Date 2009.  The net increase of $73.7 million in cash from operating activities resulted primarily from:

•                  cash flows associated with inventories increased approximately $41.6 million resulting primarily from maintaining lower inventory levels;

•                  net income, exclusive of non-cash charges, increased by approximately $16.5 million due primarily to higher net sales and the leveraging of SG&A expenses;

•                  the timing of payments on accrued expenses and other current liabilities, primarily accrued payroll, resulted in $8.5 million of additional cash flow.

Cash flows used in investing activities were $47.0 million during Year-To-Date 2010 compared to $27.1 million during Year-To-Date 2009 and consisted entirely of purchases of property, plant and equipment in each period.  The increase is due primarily to spending on our e-commerce automation project in our Alabama distribution center, the purchase of warehouse equipment previously on lease, and the buildout of our new corporate offices which began in the third quarter of fiscal 2009 and continued into the current year.

During Year-To-Date 2010, cash flows provided by financing activities were $6.4 million compared to cash flows used in financing activities of $45.4 million during Year-To-Date 2009.  Year-To-Date 2010 consists of $6.8 million of cash received from the exercise of stock options partially offset by $0.4 million of cash paid for the repurchase of common stock.

Year-To-Date 2009 consists of $47.0 million of repayments on our term loan and $0.3 million of cash paid for the repurchase of common stock, partially offset by $1.8 million of cash received from the exercise of stock options.

We anticipate that total capital expenditures will be in the range of approximately $80 to $85 million in fiscal 2010.  During Year-To-Date 2010, we opened 34 stores and remodeled 40 at an aggregate cost of approximately $21 million.  We have spent approximately $16 million on projects in our distribution centers, primarily our e-commerce warehouse automation project, and approximately $10 million on information technology, our corporate offices and other initiatives.  Over the next two quarters, we anticipate additional spending of approximately $23 million on store projects and approximately $12 million on distribution center projects and equipment, information technology initiatives and other administrative projects.

Our ability to continue to meet our capital requirements in fiscal 2010 depends on our ability to generate cash flows from operations and our available borrowings under our credit facilities.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2010, we were able to fund our capital expenditures with cash generated from operating activities.  During the first half of our fiscal years, we typically use cash on hand to fund operating losses and working capital requirement as our revenues are lowest and we are building inventory to support the back-to-school season.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months.

Historically, we have funded our capital expenditures primarily from operations, with occasional seasonal advances on our debt facilities.  With a cash balance of $196.0 million at July 31, 2010, and approximately $121.8 million of availability on our credit facility, we expect to meet our capital requirements for the remainder of fiscal 2010.

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

Interest Rates

Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of July 31, 2010, we had no borrowings under the credit facility.  During Year-To-Date 2010, borrowings were not material and any change in interest rates would not have a material impact on our interest expense.

Foreign Assets and Liabilities

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian subsidiaries are considered long-term; however, we are not deemed to be permanently reinvested in our Hong Kong subsidiary.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of July 31, 2010, net assets in Canada and Hong Kong were $83.2 million and $19.5 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $8.3 million and $1.9 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

As of July 31, 2010, we had approximately $64.2 million of our cash and investment balances held in foreign countries, of which approximately $47.3 million was in Canada, approximately $14.9 million was in Hong Kong and approximately $2.0 million was in China.

Foreign Operations

Approximately 12% of our consolidated net sales and total costs and expenses are transacted in foreign currencies.    As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates during Year-To-Date 2010, net sales and total costs and expenses could have decreased or increased by approximately $9.7 million and $9.8 million, respectively.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At July 31, 2010, we had foreign currency denominated receivables and payables, including inter-company balances, of $3.1 million and $7.1 million, respectively.  We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at July 31, 2010.

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

Item 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our Chief Executive Officer and our Executive Vice President—Finance and Administration, who is also our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2010.  Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2010 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officers and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.        Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date: September 3, 2010	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(A Principal Executive Officer)

Date: September 3, 2010	By:	/S/ SUSAN J. RILEY
SUSAN J. RILEY
Executive Vice President, Finance and Administration and Chief Financial Officer
(A Principal Executive Officer and Principal Financial Officer)