Form 10-Q
period 2010-10-30
CHILDRENS PLACE RETAIL STORES INC
filed 2010-12-02
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of November 29, 2010 was 25,980,350 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 30, 2010

PART I.         FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	(unaudited)		(unaudited)
	October 30,	January 30,	October 31,
	2010	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$170,526	$168,380	$102,280
Restricted cash	2,219	2,112	2,084
Accounts receivable	20,945	16,910	16,739
Inventories	232,902	206,227	250,599
Prepaid expenses and other current assets	45,424	45,713	48,992
Deferred income taxes	25,902	17,540	38,973
Total current assets	497,918	456,882	459,667
Long-term assets:
Property and equipment, net	317,564	312,801	311,113
Deferred income taxes	55,759	79,934	60,008
Other assets	4,202	4,443	4,528
Total assets	$875,443	$854,060	$835,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$79,626	$55,547	$62,612
Income taxes payable	2,457	1,212	3,121
Accrued expenses and other current liabilities	95,396	88,757	101,765
Total current liabilities	177,479	145,516	167,498
Long-term liabilities:
Deferred rent liabilities	97,478	98,705	101,334
Other tax liabilities	15,407	15,396	8,947
Other long-term liabilities	5,406	5,473	4,303
Total liabilities	295,770	265,090	282,082
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at October 30, 2010, January 30, 2010, and October 31, 2009	—	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 26,193,378, 27,474,774 and 27,391,655 issued and outstanding at October 30, 2010, January 30, 2010, and October 31, 2009, respectively	2,619	2,747	2,739
Additional paid-in capital	207,166	204,646	203,662
Accumulated other comprehensive income	11,539	7,561	6,855
Retained earnings	358,349	374,016	339,978
Total stockholders’ equity	579,673	588,970	553,234
Total liabilities and stockholders’ equity	$875,443	$854,060	$835,316

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	$453,395	$463,175	$1,220,829	$1,180,752
Cost of sales	271,052	261,348	745,208	707,099

Gross profit	182,343	201,827	475,621	473,653

Selling, general and administrative expenses	114,210	118,579	334,946	336,565
Asset impairment charges	354	307	2,506	1,721
Depreciation and amortization	17,738	18,170	53,562	53,258

Operating income	50,041	64,771	84,607	82,109
Interest (expense), net	(390)	(520)	(1,227)	(5,250)

Income from continuing operations before income taxes	49,651	64,251	83,380	76,859
Provision for income taxes	18,493	26,079	32,483	22,175

Income from continuing operations	31,158	38,172	50,897	54,684
Income (loss) from discontinued operations, net of income taxes	151	(389)	81	(440)
Net income	$31,309	$37,783	$50,978	$54,244

Basic earnings (loss) per share amounts (1)
Income from continuing operations	$1.16	$1.39	$1.86	$1.90
Income (loss) from discontinued operations, net of income taxes	0.01	(0.01)	0.00	(0.02)
Net income	$1.16	$1.38	$1.86	$1.88
Basic weighted average common shares outstanding	26,907	27,389	27,415	28,805

Diluted earnings (loss) per share amounts (1)
Income from continuing operations	$1.14	$1.38	$1.83	$1.88
Income (loss) from discontinued operations, net of income taxes	0.01	(0.01)	0.00	(0.02)
Net income	$1.15	$1.37	$1.84	$1.87
Diluted weighted average common shares outstanding	27,238	27,622	27,764	29,038

(1) Table may not add due to rounding

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,978	$54,244
Less income (loss) from discontinued operations	81	(440)
Income from continuing operations	50,897	54,684
Reconciliation of income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	53,562	53,258
Amortization of deferred financing costs	435	2,285
Loss on disposal of property and equipment	685	606
Asset impairment charges	2,506	1,721
Stock-based compensation	8,085	7,068
Deferred taxes	15,744	12,769
Deferred rent expense and lease incentives	(12,770)	(12,678)
Changes in operating assets and liabilities:
Inventories	(25,292)	(36,319)
Prepaid expenses and other assets	(4,970)	(2,320)
Accounts payable and other current liabilities	33,311	(11,970)
Income taxes payable, net of prepayments	2,727	2,215
Deferred rent and other liabilities	10,829	947
Total adjustments	84,852	17,582
Net cash provided by operating activities	135,749	72,266
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(63,305)	(45,011)
Restriction of cash	—	(2,148)
Purchase of company-owned life insurance policies	(265)	—
Net cash used in investing activities	(63,570)	(47,159)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	118,977	134,114
Repayments under revolving credit facilities	(118,977)	(134,114)
Exercise of stock options	8,255	5,611
Payments on term loan	—	(85,000)
Purchase of common stock, including transaction costs	(80,352)	(73,898)
Deferred financing costs	—	(1,000)
Net cash used in financing activities	(72,097)	(154,287)
Effect of exchange rate changes on cash	2,064	5,254
Net increase (decrease) in cash and cash equivalents	2,146	(123,926)
Cash and cash equivalents, beginning of period	168,380	226,206
Cash and cash equivalents, end of period	$170,526	$102,280

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$13,716	$9,921
Cash paid during the period for interest	1,213	5,046
Increase (decrease) in accrued purchases of property and equipment	(3,180)	549

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of The Children’s Place Retail Stores, Inc. (the “Company”) as of  October 30, 2010 and October 31, 2009, the results of its consolidated operations for the thirteen weeks and thirty-nine weeks ended October 30, 2010 and October 31, 2009, and its consolidated cash flows for the thirty-nine weeks ended October 30, 2010 and October 31, 2009. The consolidated financial position as of January 30, 2010 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•                  Third Quarter 2010 — The thirteen weeks ended October 30, 2010.

•                  Third Quarter 2009 — The thirteen weeks ended October 31, 2009.

•                  Year-To-Date 2010 — The thirty-nine weeks ended October 30, 2010.

•                  Year-To-Date 2009 — The thirty-nine weeks ended October 31, 2009.

•                  FASB— Financial Accounting Standards Board.

•                  FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Restricted Cash

On June 11, 2009, the Company received a notice of assessment in the amount of approximately 2.3 million Canadian dollars from Revenue Quebec regarding the Company’s sales tax filings.  During the Third Quarter 2009, Revenue Quebec required the Company to guarantee the assessed amount in the form of a deposit into a restricted cash account.  The Company has objected to the assessment and until such time that it is resolved, the balance of the account remains the property of the Company.  This amount is shown on the accompanying consolidated balance sheet as restricted cash.  At October 30, 2010 the U.S. dollar value of this deposit was $2.2 million.  At January 30, 2010 and October 31, 2009 the U.S. dollar value of this deposit was $2.1 million.

Deferred Compensation Plan

In December 2009, the Board of Directors of the Company approved the adoption of The Children’s Place Retail Stores, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”) effective as of January 1, 2010.  Under the Deferred Compensation Plan, which is a nonqualified, unfunded plan, each eligible senior level employee of the Company may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made.  The Deferred Compensation Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made.  In addition, eligible employees and directors of the Company may also elect to defer payment of any shares of Company stock that is earned with respect to deferred stock awards.  The Company may, but is not required to, credit participants with additional Company contribution amounts.  Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant.  Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected.  Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding fifteen years.  Deferred amounts are payable in the form in which they were made; cash deferrals are payable in cash and stock deferrals are payable in stock.  Earlier distributions are not permitted except in the case of an unforeseen hardship.

The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability; however, the assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency.  The investments of the rabbi trust consist of company-owned life insurance policies for which investment income or loss is recognized based upon changes in cash surrender value.  Changes in the Deferred Compensation Plan liability are recognized as compensation expense.  Stock awards deferred into the Deferred Compensation Plan are recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized.  At October 30, 2010, the Deferred Compensation Plan liability and the investment balance of the rabbi trust were approximately $0.4 million each and are included in other assets and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheet.  At October 30, 2010 no stock awards have been deferred into the plan.

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

The Company’s cash and cash equivalents, accounts receivable, accounts payable and credit facilities are all short-term in nature.  As such, their carrying amounts approximate fair value.

2.                                      STOCKHOLDERS’ EQUITY

On August 18, 2010, the Company’s Board of Directors authorized a share repurchase program in the amount of $100.0 million.  Under the program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions.  As of October 30, 2010, the Company has repurchased approximately 1.7 million shares at an aggregate cost of approximately $80.0 million, which is an average cost of $46.61 per share.  Subsequent to October 30, 2010 and through November 30, 2010, the Company repurchased an additional 0.2 million shares for approximately $10.0 million, which brought the total under the share repurchase program to approximately $90.0 million.  All of these shares have been retired.  The timing and remaining number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions, and may be suspended or discontinued at any time.

Additionally, pursuant to restrictions imposed by the Company’s equity plan during black-out periods, the Company withholds and retires shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients.  The Company’s payment of the withholding taxes in exchange for the shares constitutes a purchase of its common stock.  For Year-To-Date 2010 the Company retired approximately eight thousand shares and made related withholding tax payments of approximately $0.4 million.  For Year-To-Date 2009 the Company retired approximately 15 thousand shares and made related withholding tax payments of approximately $0.4 million.

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

In accordance with the “Equity” topic of the FASB ASC, a portion of the purchase price of shares retired is charged against additional paid-in capital using a pro rata allocation based on total shares outstanding.  The par value of the shares is charged against common stock, and the remaining purchase price is charged to retained earnings.  For Year-To-Date 2010 and Year-To-Date 2009 approximately $66.6 million and $56.4 million, respectively, was charged to retained earnings.

3.                                      STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Stock option expense	$13	$40	$48	$186
Deferred stock expense (1)	1,559	1,451	5,103	4,447
Restricted stock expense	189	214	621	646
Performance award expense (2)	(884)	824	2,313	1,789
Total stock-based compensation expense	$877	$2,529	$8,085	$7,068

(1)          During the Third Quarter 2010 and the Third Quarter 2009 approximately $0.4 million and $0.2 million, respectively, was recorded in cost of goods sold.  During Year-To-Date 2010 and Year-To-Date 2009 approximately $1.0 million and $0.8 million, respectively, was recorded in cost of goods sold.

(2)          During the Third Quarter 2010, the Company lowered the expected number of shares that will vest.  This reduction resulted in a net credit charge for the quarter.

The Company recognized a tax benefit related to stock-based compensation expense of $3.2 million and $2.8 million for Year-To-Date 2010 and Year-To-Date 2009, respectively.

Long Term Incentive Awards

The Company issues long term incentive awards consisting of deferred stock awards and performance awards to key members of management (the “Participants”). Each award is based on salary level and the fair market value of the Company’s common stock on the date the Compensation Committee of the Company’s Board of Directors approves the grant. The deferred stock awards vest on a graded basis over three years and have a service requirement only. Key features of the performance awards are as follows:

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

The current performance period ends on January 29, 2011 and as of October 30, 2010, the Company estimates that on a weighted average basis the Participants will earn approximately 146% of their Target Shares.

New Awards

During Year-To-Date 2010 the Company granted an aggregate of 127,585 deferred stock awards, of which 22,885 vest over one year and 104,700 vest on a graded basis over three years.  Also awarded during Year-To-Date 2010 were performance awards that provide for the issuance of 15,500 Target Shares if the Company achieves a specified level of operating income for fiscal 2010.  These awards vest on an accelerated basis over three years.

Deferred and Restricted Stock (“Deferred Awards”)

Changes in the Company’s unvested Deferred Awards for Year-To-Date 2010 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested deferred awards, beginning of period	512	$30.34
Granted	128	45.68
Vested	(160)	28.73
Forfeited	(54)	32.63
Unvested deferred awards, end of period	426	$35.25

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $11.2 million as of October 30, 2010, which will be recognized over a weighted average period of approximately 2.1 years.

Performance Awards

Changes in the Company’s unvested performance awards for Year-To-Date 2010 were as follows:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of period	174	$27.65
Granted	16	46.30
Vested	—	—
Forfeited	(28)	28.43
Unvested performance shares, end of period	162	$29.30

(1)  The number of unvested performance shares is based on the Participants earning their Target Shares at 100%. As of October 30, 2010, the Company estimates that on a weighted average basis the Participants will earn 146% of their Target Shares. The cumulative expense recognized reflects changes in estimates as they occur.

Based on the estimated total performance awards that will vest, total unrecognized stock-based compensation expense related to unvested performance awards approximated $1.5 million as of October 30, 2010, which will be recognized over a weighted average period of approximately 0.8 years.

Stock Option Plans

During fiscal 2008, the Company ceased issuing stock options in favor of Deferred Awards.  Activity for all outstanding options is below.

Changes in the Company’s outstanding stock options for Year-To-Date 2010 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at January 30, 2010	731	$33.22	4.6	$2,831
Granted	—	—	—	—
Exercised	(283)	29.15	N/A	4,799
Forfeited	(13)	34.34	N/A	125
Options outstanding at October 30, 2010	435	$35.86	4.6	$3,814
Options exercisable at October 30, 2010	411	$36.44	4.4	$3,378

Changes in the Company’s unvested stock options for Year-To-Date 2010 were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested stock options, beginning of period	40	$11.24
Granted	—	—
Vested	(16)	11.08
Forfeited	—	—
Unvested stock options, end of period	24	$11.34

Total unrecognized stock-based compensation expense related to unvested stock options is not material.

4.                                      NET INCOME PER COMMON SHARE

The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Income from continuing operations	$31,158	$38,172	$50,897	$54,684
Income (loss) from discontinued operations, net of taxes	151	(389)	81	(440)
Net income	$31,309	$37,783	$50,978	$54,244

Basic weighted average common shares	26,907	27,389	27,415	28,805
Dilutive effect of stock awards	331	233	349	233
Diluted weighted average common shares	27,238	27,622	27,764	29,038
Antidilutive stock awards	103	536	127	869

Antidilutive stock awards (stock options, deferred stock awards and restricted stock awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings Per Share” topic of the FASB ASC.

5.                                      COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net income	$31,309	$37,783	$50,978	$54,244
Foreign currency translation adjustment	1,108	(428)	3,978	9,945
Comprehensive income	$32,417	$37,355	$54,956	$64,189

6.                                           PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Asset	October 30,	January 30,	October 31,
	Life	2010	2010	2009
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	34,184	30,451	30,451
Material handling equipment	10-15 yrs	49,504	31,243	31,243
Leasehold improvements	Lease life	395,553	378,097	372,878
Store fixtures and equipment	3-10 yrs	274,197	259,641	257,210
Capitalized software	5 yrs	70,347	65,869	64,794
Construction in progress	—	11,385	17,770	13,659
		838,573	786,474	773,638
Less accumulated depreciation and amortization		(521,009)	(473,673)	(462,525)
Property and equipment, net		$317,564	$312,801	$311,113

During the Third Quarter 2010, the Company recorded $0.4 million of asset impairment charges related primarily to two underperforming stores.  During the Third Quarter 2009, the Company recorded $0.3 million of asset impairment charges related primarily to one underperforming store.

During Year-To-Date 2010, the Company recorded $2.5 million of asset impairment charges related primarily to six underperforming stores.  During Year-To-Date 2009, the Company recorded $1.7 million of asset impairment charges related primarily to four underperforming stores.

As of October 30, 2010, January 30, 2010 and October 31, 2009, the Company had purchased $4.3 million, $7.5 million and $4.6 million, respectively, of property and equipment for which payment had not been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

7.                                           CREDIT FACILITIES

On July 31, 2008, the Company and certain of its domestic subsidiaries entered into a five year credit agreement (the “2008 Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender.

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

The outstanding obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  Since August 1, 2010, the Company is no longer subject to any early termination fees.

The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures, share repurchase programs and the payment of dividends or similar payments.  Credit extended under the 2008 Credit Agreement is secured by a first or second priority security interest in substantially all of the Company’s assets.

On August 18, 2010, in connection with the approval of the Company’s share repurchase program, the 2008 Credit Agreement was amended to increase the allowable amount, subject to certain conditions, that the Company may spend on share repurchases.

The Company capitalized an aggregate of approximately $2.6 million in deferred financing costs related to the 2008 Credit Agreement, which is being amortized on a straight-line basis over its term.

The table below presents the components (in millions) of the Company’s credit facilities:

	October 30, 2010	January 30, 2010	October 31, 2009

Credit facility maximum	$200.0	$200.0	$200.0
Borrowing base	190.2	164.1	200.0

Outstanding borrowings	$—	$—	$—
Letters of credit outstanding—merchandise	33.8	32.4	37.2
Letters of credit outstanding—standby	10.9	15.2	16.1
Utilization of credit facility at end of period	44.7	47.6	53.3

Availability	$145.5	$116.5	$146.7

Interest rate at end of period	3.3%	3.3%	3.3%

	Year-To-Date 2010	Fiscal 2009	Year-To-Date 2009
Average loan balance during the period	$—	$0.1	$0.1
Highest outstanding borrowings during the period	—	3.3	3.3
Average interest rate	3.3%	3.3%	3.3%

Letter of Credit Fees

Letter of credit fees approximated $0.3 million in each of Year-To-Date 2010 and Year-To-Date 2009.  Letter of credit fees are included in cost of sales.

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

9.             LEGAL AND REGULATORY MATTERS

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

On or about September 28, 2007, Meghan Ruggiero filed a complaint against the Company and its subsidiary, Hoop Retail Stores, LLC (“Hoop”), in the United States District Court, Northern District of Ohio on behalf of herself and other similarly situated individuals.  The lawsuit alleges violations of the Fair and Accurate Credit Transactions Act and seeks class certification, an award of statutory and punitive damages, attorneys’ fees and costs, and injunctive relief.  The plaintiff filed an amended complaint on January 25, 2008.  Effective as of March 26, 2008, the prosecution of this lawsuit against Hoop was stayed under the automatic stay provisions of the U.S. Bankruptcy Code by reason of Hoop’s petition for relief filed that same day.  On March 2, 2009, the court granted the plaintiff leave to file an amended complaint dismissing the Company and to replace the Company with its subsidiary, The Children’s Place Services Company, LLC, and on March 27, 2009 the plaintiff filed a second amended complaint.  On October 15, 2009, the parties filed a joint notice of settlement, and the parties subsequently entered into a settlement agreement that provided for, among other things, payment in the amount of $0.3 million.  On March 4, 2010, the Court preliminarily approved the settlement, authorized the dissemination of notice of the settlement to the Company’s shareholders and scheduled a hearing to consider the fairness and final approval of the settlement.  The parties entered into an amendment to the settlement agreement on July 2, 2010, and the hearing on final approval of the amended settlement was held on September 16, 2010.   The court issued the Final Approval Order and Judgment on October 4, 2010, and the judgment became effective on November 8, 2010.  The Company has accrued for the cost of this settlement and the related expense was charged to discontinued operations.

During the Third Quarter 2010, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings.  Except as noted above, there were no material developments to any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

The Company’s effective tax rate from continuing operations for the Third Quarter 2010 and the Third Quarter 2009 was 37.2% and 40.6%, respectively, and for Year-To-Date 2010 and Year-To-Date 2009 it was 39.0% and 28.9%, respectively.  The lower effective tax rate for Year-To-Date 2009 results from a first quarter tax benefit of $4.5 million related to an accrual reduction as part of a settlement of an IRS income tax audit and a second quarter tax benefit of $4.8 million related to excess foreign tax credits generated by a one time dividend from the Company’s Canadian subsidiaries.

During the Third Quarter 2010 and Year-To-Date 2010, the Company recognized approximately $0.1 million and $0.5 million, respectively, of additional interest expense related to its unrecognized tax benefits.  During the Third Quarter 2009 and Year-To-Date 2009, the Company recognized approximately $0.2 million and $0.5 million, respectively, of additional interest expense related to its unrecognized tax benefits.  The Company recognizes accrued interest and penalties related to unrecognized income tax liabilities in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax audits for years through fiscal 2006.  With limited exception, the Company is no longer subject to state, local or non-U.S. income tax audits by taxing authorities for years through fiscal 2004.

11.          INTEREST INCOME AND EXPENSE

The following table presents the components of the Company’s interest (expense) income, net (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Interest income	$176	$42	$397	$545
Tax-exempt interest income	1	2	19	13
Total interest income	177	44	416	558

Less:
Interest expense — term loan	—	—	—	3,858
Interest expense — credit facilities	55	83	181	222
Unused line fee	300	288	894	479
Amortization of deferred financing fees (1)	145	145	435	2,285
Other interest and fees (2)	67	48	133	(1,036)
Total interest expense	567	564	1,643	5,808
Interest (expense), net	$(390)	$(520)	$(1,227)	$(5,250)

(1)         Year-To-Date 2009 includes approximately $1.9 million of accelerated deferred financing costs associated with prepayments made on the Company’s term loan.

(2)         Year-To-Date 2009 includes a credit of approximately $1.5 million of interest accrual reversals related to the settlement of an IRS employment tax audit related to stock options.

12.          SEGMENT INFORMATION

In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are the Company’s U.S. based stores, including Puerto Rico, and its e-commerce store, www.childrensplace.com.  The Company measures its segment profitability based on operating income, defined as earnings before interest and taxes.  Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.    The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of October 30, 2010, The Children’s Place U.S. operated 903 stores and The Children’s Place Canada operated 102 stores.  As of October 31, 2009, The Children’s Place U.S. operated 856 stores and The Children’s Place Canada operated 94 stores.

The following tables provide segment level financial information for the Third Quarter 2010, the Third Quarter 2009, Year-To-Date 2010 and Year-To-Date 2009 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales:
The Children’s Place U.S.	$388,423	$399,737	$1,059,165	$1,038,756
The Children’s Place Canada	64,972	63,438	161,664	141,996
Total net sales	$453,395	$463,175	$1,220,829	$1,180,752

Operating income:
The Children’s Place U.S.	$35,210	$47,760	$57,077	$56,540
The Children’s Place Canada	14,831	17,011	27,530	25,569
Total operating income	$50,041	$64,771	$84,607	$82,109

Operating income as a percent of net sales:
The Children’s Place U.S.	9.1%	11.9%	5.4%	5.4%
The Children’s Place Canada	22.8%	26.8%	17.0%	18.0%
Total operating income	11.0%	14.0%	6.9%	7.0%

Depreciation and amortization:
The Children’s Place U.S.	$15,836	$16,510	$47,899	$48,172
The Children’s Place Canada	1,902	1,660	5,663	5,086
Total depreciation and amortization	$17,738	$18,170	$53,562	$53,258

Capital expenditures:
The Children’s Place U.S.	$13,817	$17,758	$58,792	$43,696
The Children’s Place Canada	2,530	168	4,513	1,315
Total capital expenditures	$16,347	$17,926	$63,305	$45,011

Total assets by segment are as follows (dollars in thousands):

	October 30,	January 30,	October 31,
	2010	2010	2009
Total assets:
The Children’s Place U.S.	$748,764	$752,827	$742,633
The Children’s Place Canada	126,679	101,233	92,683
Total assets	$875,443	$854,060	$835,316

13.          SUBSEQUENT EVENTS

Subsequent to October 30, 2010 and through November 30, 2010, the Company repurchased an additional 0.2 million shares for approximately $10.0 million, which brought the total under the share repurchase program to approximately $90.0 million.

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

•                  Third Quarter 2010 — The thirteen weeks ended October 30, 2010.

•                  Third Quarter 2009 — The thirteen weeks ended October 31, 2009.

•                  Year-To-Date 2010— The thirty-nine weeks ended October 30, 2010.

•                  Year-To-Date 2009— The thirty-nine weeks ended October 31, 2009.

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

•                  SEC— U.S. Securities and Exchange Commission.

•                  U.S. GAAP — Generally Accepted Accounting Principles in the United States.

Our Business

We are the largest pure-play children’s specialty apparel retailer in North America.  We design, contract to manufacture and sell high-quality, value-priced merchandise under our proprietary “The Children’s Place” brand name.  Our objective is to deliver high-quality merchandise at value prices.  As of October 30, 2010, we owned and operated 1,005 retail stores throughout North America and an e-commerce store at www.childrensplace.com.

Segment Reporting

In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are our U.S. based stores, including Puerto Rico, and our e-commerce store, www.childrensplace.com.  We measure our segment profitability based on operating income, defined as earnings before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of October 30, 2010, The Children’s Place U.S. operated 903 stores and The Children’s Place Canada operated 102 stores.  As of October 31, 2009, The Children’s Place U.S. operated 856 stores and The Children’s Place Canada operated 94 stores.

The Disney Store Business

In the first quarter of fiscal 2008, the Company discontinued its operation of the Disney Store business, which had operated under a licensing agreement with The Walt Disney Company.  Amounts included in loss from discontinued operations relate to the wind down of the Disney Store business.

Operating Highlights

Net sales increased by $40.0 million, or 3.4%, to $1,220.8 million in Year-To-Date 2010 from $1,180.8 million during Year-To-Date 2009.  Our Comparable Retail Sales decreased 1.1% during Year-To-Date 2010 compared to a 2.7% decrease during Year-To-Date 2009.  During Year-To-Date 2010, we opened 62 The Children’s Place stores and closed four.  During Year-To-Date 2009, we opened 34 The Children’s Place stores and closed one.

During Year-To-Date 2010, we reported income from continuing operations of $50.9 million, or $1.83 per diluted share, compared to $54.7 million, or $1.88 per diluted share, during Year-To-Date 2009.   During Year-To-Date 2010, the following factors significantly impacted our business:

•                  We have accelerated our store growth in fiscal 2010 with the majority of our new stores located in strip or enclosed malls comprised largely of value oriented retailers (a “Value Oriented Center” or “VOC”).  During Year-To-Date 2010, we opened 62 new stores, which provided $45.8 million of sales and represents approximately 82% more stores than the 34 opened in Year-To-Date 2009.  We are on plan to open 65 stores for the full fiscal year 2010, which will be approximately 71% more than the 38 opened in fiscal 2009;

•                  Continued weakness in the U.S. and Canadian economic environments; and

•                  An increase in value of the Canadian Dollar versus the U.S. Dollar.

Additionally, income from continuing operations for Year-To-Date 2009 included the following items, which affect comparability with the current year:

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

•                  A $4.7 million gain from the settlement of an IRS employment tax audit related to stock options of which approximately $1.5 million was a reversal of accrued interest;

•                  Restructuring costs of approximately $2.9 million related to our strategic initiatives, primarily the moving of our e-commerce fulfillment center from Secaucus, New Jersey to our distribution center in Fort Payne, Alabama; and

•                  A $0.8 million asset impairment charge for an underperforming store that had been open for less than two years.

We have subsidiaries in Canada, Hong Kong and Shanghai whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.  The below table summarizes the average translation rates impacting our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Average Translation Rates (1)
Canadian Dollar	0.9703	0.9316	0.9675	0.8719
Hong Kong Dollar	0.1288	0.1290	0.1287	0.1290
China Yuan Renminbi	0.1484	0.1464	0.1472	0.1464

(1)         The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of each foreign currency.

For the Third Quarter 2010, the effects of these translation rate changes on net sales, gross profit and income from continuing operations before income taxes were increases of $2.7 million, $1.4 million and $0.7 million, respectively.  For Year-To-Date 2010, the effects of these translation rate changes on net sales, gross profit and income from continuing operations before income taxes were increases of $15.3 million, $7.3 million and $3.7 million, respectively.  Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which are priced in U.S. dollars.  The effects of these purchases on our gross profit were increases of approximately $1.4 million and $4.4 million in the Third Quarter 2010 and Year-To-Date 2010, respectively.

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

We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  We estimate sell-through rates based upon historical and forecasted information.  Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our markdown reserve as of October 30, 2010 would have impacted net income by approximately $0.9 million.  Our markdown reserve balance at October 30, 2010 was $14.6 million.

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

Stock-based Compensation—We account for stock-based compensation according to the provisions of the “Stock Compensation” topic of FASB ASC.

Restricted Stock, Deferred Stock and Performance Awards

We grant restricted shares and deferred stock awards to our employees and non-employee directors and performance awards to certain key members of management.  The fair value of each award is based on the average of the high and low selling price of our common stock on the grant date.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.  While actual forfeitures could vary significantly from those estimated, a 10% change in our forfeiture rate would impact our net income by approximately $0.5 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on an estimate of the number of shares we think will vest based on our earnings-to-date plus our estimate of future earnings for the remaining performance period.  The current performance period ends on January 29, 2011.  To the extent that actual operating results differ from our estimates, future performance share compensation expense could be significantly different.  A 25% decrease in our projected future earnings could decrease our equity compensation, pre-tax, by approximately $2.3 million, and a 25% increase in our projected future earnings could increase our equity compensation, pre-tax, by approximately $1.3 million.

Stock Options

During fiscal 2008, we ceased issuing stock options in favor of deferred stock awards.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  Total unamortized stock compensation at October 30, 2010 was not material and use of different assumptions regarding pricing and forfeitures would not have a material impact on our current financial position or results of operations.

Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which could have a significant impact on our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of October 30, 2010 would have impacted net income by approximately $0.6 million.

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

For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  For each of these stores, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At October 30, 2010, the average net book value per store was $0.2 million.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales.  We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”).  For example, our selling, general and administrative expenses decreased approximately 40 basis points to 25.2% of net sales during the Third Quarter 2010 from 25.6% during the Third Quarter 2009.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.8	56.4	61.0	59.9
Gross profit	40.2	43.6	39.0	40.1
Selling, general and administrative expenses	25.2	25.6	27.4	28.5
Asset impairment charges	0.1	0.1	0.2	0.1
Depreciation and amortization	3.9	3.9	4.4	4.5
Operating income	11.0	14.0	6.9	7.0
Interest (expense), net	(0.1)	(0.1)	(0.1)	(0.4)
Income from continuing operations before income taxes	11.0	13.9	6.8	6.5
Provision for income taxes	4.1	5.6	2.7	1.9
Income from continuing operations	6.9	8.2	4.2	4.6
Income (loss) from discontinued operations, net of taxes	—	(0.1)	—	—
Net income	6.9%	8.2%	4.2%	4.6%
Number of stores, end of period	1,005	950	1,005	950

Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, selected net sales, gross profit and Gross Margin income statement data (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales:
The Children’s Place U.S.	$388,423	$399,737	$1,059,165	$1,038,756
The Children’s Place Canada	64,972	63,438	161,664	141,996
Total net sales	$453,395	$463,175	$1,220,829	$1,180,752

Gross profit:
The Children’s Place U.S.	$149,697	$167,247	$398,881	$405,020
The Children’s Place Canada	32,646	34,580	76,740	68,633
Total gross profit	$182,343	$201,827	$475,621	$473,653
Gross Margin:
The Children’s Place U.S.	38.5%	41.8%	37.7%	39.0%
The Children’s Place Canada	50.2%	54.5%	47.5%	48.3%
Total Gross Margin	40.2%	43.6%	39.0%	40.1%

The Third Quarter 2010 Compared to the Third Quarter 2009

Net sales decreased by $9.8 million, or 2.1%, to $453.4 million during the Third Quarter 2010 from $463.2 million during the Third Quarter 2009.  Our Third Quarter 2010 net sales decrease resulted from a Comparable Retail Sales decrease of 5.7%, or $25.3 million, partially offset by a $12.8 million increase in sales from new stores and other stores that did not qualify as comparable stores and a $2.7 million increase due to favorable changes in the Canadian exchange rates.  Comparable Retail Sales declined as our average dollar transaction size decreased by 9% partially offset by a 3% increase in the number of transactions.  By department, Comparable Retail Sales were positive in Accessories and negative in Newborn, Girls and Boys.  Regionally, U.S. Comparable Store Sales were down in all regions with our best performance in the West and Southeast.

During the Third Quarter 2010, we opened 28 stores, and during the Third Quarter 2009, we opened 13 stores.

On a segment basis, The Children’s Place U.S. net sales decreased $11.3 million, or 2.8%, to $388.4 million in the Third Quarter 2010 compared to $399.7 million in the Third Quarter 2009.  This decrease resulted from a Comparable Store Sales decrease of 8.8%, or $31.0 million partially offset by a $10.6 million increase in e-commerce sales and a $9.1 million increase in sales from new stores and other stores that did not qualify as comparable stores.  E-commerce sales, as a percentage of net sales, increased to 10.1% in the Third Quarter 2010 from 7.6% in the Third Quarter 2009.  The decrease in Comparable Store Sales in the U.S. resulted primarily from a 10% decline in the average dollar transaction size partially offset by a 2% increase in the number of transactions.  Comparable Store Sales were down in all U.S. regions.  The Children’s Place Canada net sales increased $1.6 million, or 2.4%, to $65.0 million in the Third Quarter 2010 compared to $63.4 million in the Third Quarter 2009.  This increase resulted from a $3.8 million increase in sales from new stores and other stores that did not qualify as comparable stores and a $2.7 million increase due to favorable changes in the Canadian exchange rates, partially offset by a Comparable Store Sales decrease of 7.9%, or $4.9 million.  The decrease in Comparable Store Sales was primarily attributable to a 12% decrease in the average dollar transaction size partially offset by a 5% increase in the number of transactions.  Comparable Store Sales were down in all departments.

Gross profit decreased by $19.5 million to $182.3 million during the Third Quarter 2010 from $201.8 million during the Third Quarter 2009.  Gross Margin decreased 340 basis points to 40.2% in the Third Quarter 2010 from 43.6% in the Third Quarter 2009.  This decrease is primarily attributable to higher markdowns of approximately 260 basis points, a de-leveraging of occupancy and warehouse costs of approximately 70 basis points, a lower initial markup of approximately 30 basis points partially offset by the impact of favorable foreign exchange rates of approximately 20 basis points.  Gross Margin at The Children’s Place U.S. decreased approximately 330 basis points from 41.8% in the Third Quarter 2009 to 38.5% in the Third Quarter 2010.  This decrease resulted primarily from higher markdowns, the de-leveraging of occupancy and warehouse costs and a lower initial markup.  Gross Margin at The Children’s Place Canada decreased approximately 430 basis points from 54.5% in the Third Quarter 2009 to 50.2% in the Third Quarter 2010.  This decrease resulted primarily from higher markdowns and the de-leveraging of occupancy, partially offset by the effect of favorable foreign exchange rates.

Selling, general and administrative expenses decreased $4.4 million to $114.2 million during the Third Quarter 2010 from $118.6 million during the Third Quarter 2009.  As a percentage of net sales, SG&A decreased approximately 40 basis points to 25.2% during the Third Quarter 2010 from 25.6% during the Third Quarter 2009.  This leveraging resulted primarily from a decrease in administrative expenses of approximately 110 basis points, or $6.4 million, partially offset by an increase in store expenses of approximately $1.7 million, or 70 basis points. The decreases in administrative expenses relate primarily to marketing expenses, where we reduced costs in our direct mail and advertising programs, and to reductions in performance based compensation based on our operating results versus our plan.  The increase in store expenses is primarily the result of an increase in the number of stores operated in the period while the de-leverage resulted from the decline in our Comparable Store Sales as noted above.

Asset impairment charges were $0.4 million during the Third Quarter 2010, compared to $0.3 million during the Third Quarter 2009.  During the Third Quarter 2010 and Third Quarter 2009, we impaired two stores and one store, respectively.

Depreciation and amortization was $17.7 million during the Third Quarter 2010, compared to $18.2 million during the Third Quarter 2009.  As a percentage of net sales, depreciation and amortization remained constant at 3.9%.

Interest expense, net was $0.4 million during the Third Quarter 2010, compared to $0.5 million during the Third Quarter 2009.

Provision for income taxes was $18.5 million during the Third Quarter 2010 compared to $26.1 million during the Third Quarter 2009.  The decrease of $7.6 million is the result of lower pre-tax earnings from continuing operations and a lower effective tax rate.  Our effective tax rate was 37.2% in the Third Quarter 2010 compared to 40.6% in the Third Quarter 2009.

Income (loss) from discontinued operations, net of income taxes was income of $0.2 million in the Third Quarter 2010 compared to a loss of $0.4 million in the Third Quarter 2009.  Income (loss) from discontinued operations primarily includes legal and professional fees related to the wind-down of the Company’s former subsidiaries that operated the Disney Store business and adjustments to related reserves.

Net income was $31.3 million and $37.8 million during the Third Quarter 2010 and Third Quarter 2009, respectively, due to the factors discussed above.  Earnings per diluted share was $1.15 in the Third Quarter 2010 compared to $1.37 in the Third Quarter 2009.  This decrease in earnings per share is due to the decrease in net income partially offset by a lower weighted average common shares outstanding of approximately 0.4 million.  During the Third Quarter 2010, we repurchased and retired approximately 1.7 million common shares under our share repurchase program.

Year-To-Date 2010 Compared to Year-To-Date 2009

Net sales increased by $40.0 million, or 3.4%, to $1,220.8 million during Year-To-Date 2010 from $1,180.8 million during Year-To-Date 2009.  Our net sales increase resulted from a $37.0 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores and a $15.3 million increase from favorable changes in the Canadian foreign exchange rate, partially offset by a Comparable Retail Sales decrease of 1.1%, or $12.3 million.  During Year-To-Date 2010, we opened 62 stores and closed four.  During Year-To-Date 2009, we opened 34 stores and closed one.  Our 1.1% decrease in Comparable Retail Sales was primarily the result of a 6% decline in the average dollar transaction size mostly offset by a 5% increase in the number of transactions.  By department, Comparable Retail Sales were strongest for Accessories and Boys, and negative for Newborn and Girls.  Regionally, U.S. Comparable Store Sales were down in all regions except the Southeast.

On a segment basis, The Children’s Place U.S. net sales increased $20.4 million, or 2.0%, to $1,059.2 million for Year-To-Date 2010 compared to $1,038.8 million for Year-To-Date 2009.  This increase resulted primarily from an increase in our e-commerce sales of $22.7 million and an increase in net sales from new stores and other stores that did not qualify as comparable stores of $26.2 million, partially offset by a decrease in Comparable Store Sales of $28.5 million, or 3.1%.  Our decrease in Comparable Store Sales was primarily the result of a 7% decline in the average dollar transaction size mostly offset by a 4% increase in the number of transactions.  E-commerce sales, as a percentage of net sales, increased to 8.9% for Year-To-Date 2010 from 7.3% for Year-To-Date 2009.  The Children’s Place Canada net sales increased $19.7 million, or 13.9%, to $161.7 million for Year-To-Date 2010 compared to $142.0 million for Year-To-Date 2009.  This increase resulted primarily from a $15.3 million increase resulting from favorable changes in the Canadian exchange rates and a $10.8 million increase in sales from new stores and other stores that did not qualify as comparable stores partially offset by a decline in Comparable Store Sales of 4.4%, or $6.4 million.  The decrease in Comparable Store Sales was primarily the result of a 6% decline in the average dollar transaction size partially offset by a 2% increase in the number of transactions.

Gross profit increased by $1.9 million to $475.6 million during Year-To-Date 2010 from $473.7 million during Year-To-Date 2009.  Gross Margin decreased 110 basis points to 39.0% during Year-To-Date 2010 from 40.1% in Year-To-Date 2009.  The decrease in Gross Margin resulted primarily from higher markdowns of approximately 230 basis points partially offset by a higher initial mark-up of approximately 80 basis points, and the leveraging of overhead costs of approximately 40 basis points.  Gross Margin at The Children’s Place U.S. decreased approximately 130 basis points from 39.0% in Year-To-Date 2009 to 37.7% in Year-To-Date 2010 and Gross Margin at The Children’s Place Canada decreased approximately 80 basis points from 48.3% in Year-To-Date 2009 to 47.5% in Year-To-Date 2010.  Gross Margin in both segments decreased due to higher markdowns partially offset by higher initial markups and leveraging of overhead costs.  Gross Margin at The Children’s Place Canada was also favorably impacted by foreign exchange rates.

Selling, general and administrative expenses decreased $1.7 million to $334.9 million during Year-To-Date 2010 from $336.6 million during Year-To-Date 2009.  As a percentage of net sales, SG&A decreased approximately 110 basis points to 27.4% of net sales during Year-To-Date 2010 from 28.5% during Year-To-Date 2009.  Affecting the comparability of our SG&A were the following items, which occurred during Year-To-Date 2009:

•                  approximately $3.2 million, or 30 basis points, of accrual reversals related to the settlement of an IRS employment tax audit related to stock options;

•                  approximately $2.9 million, or 20 basis points, of severance charges related to the relocation of our e-commerce fulfillment facility and buyout costs related to the elimination of our auto-lease program; and

•                  approximately $2.0 million, or 20 basis points, of professional fees associated with a proxy contest.

Excluding the effect of the above items, our SG&A remained flat on a dollar basis and decreased approximately 100 basis points as a percentage of net sales, from 28.4% during Year-To-Date 2009.  This decrease resulted primarily from the following:

•                  marketing expenses decreased approximately $7.2 million, or 70 basis points, due primarily to reductions in our direct mail and advertising programs;

•                  other administrative expenses increased by approximately $2.1 million; however as a percentage of net sales, it decreased 10 basis points, resulting primarily from savings in medical and other benefit costs; and

•                  store expenses increased approximately $5.1 million; however, as a percentage of net sales, store expenses decreased 20 basis points.  The increase in dollars primarily results from having an average of 43 more stores open during the current year-to-date period.  The decrease in basis points resulted from expense savings, primarily in supplies and other store expenses.

Asset impairment charges were $2.5 million during Year-To-Date 2010, compared to $1.7 million during Year-To-Date 2009.  During Year-To-Date 2010 and Year-To-Date 2009, we impaired six and four underperforming stores, respectively.

Depreciation and amortization was $53.6 million during Year-To-Date 2010, compared to $53.3 million during Year-To-Date 2009.  As a percentage of net sales, depreciation and amortization decreased to 4.4% in Year-To-Date 2010 from 4.5% in Year-To-Date 2009.

Interest expense, net was $1.2 million during Year-To-Date 2010, compared to $5.3 million during Year-To-Date 2009.  Year-To-Date 2009 includes $3.9 million of interest expense related to an $85 million term loan that was fully repaid during the third quarter of Fiscal 2009.  Also included in the interest expense during Year-To-Date 2009 is a $1.5 million credit related to the reversal of accrued interest resulting from the settlement of an IRS employment tax audit and a $1.5 million charge related to the pre-payment of the remaining balance on our term loan.

Provision for income taxes increased $10.3 million to $32.5 million for Year-To-Date 2010 compared to $22.2 million for Year-To-Date 2009.  This increase is the result of higher pre-tax earnings and a higher effective tax rate.  Our effective tax rate was 39.0% for Year-To-Date 2010 compared to 28.9% for Year-To-Date 2009.  The lower effective tax rate in Year-To-Date 2009 results primarily from a $4.5 million accrual reduction related to the settlement of an IRS income tax audit and a $4.8 million benefit related to the repatriation of foreign cash during the second quarter of Fiscal 2009.

Income (loss) from discontinued operations, net of income taxes was income of $0.1 million during Year-To-Date 2010 compared to a loss of $0.4 million during Year-To-Date 2009.  Income (loss) from discontinued operations primarily includes legal and professional fees related to the wind-down of the Company’s former subsidiaries that operated the Disney Store business and adjustments to related reserves.

Net income for Year-To-Date 2010 and Year-To-Date 2009 was $51.0 million and $54.2 million, respectively, due to the factors discussed above.  Earnings per diluted share was $1.84 during Year-To-Date 2010 compared to $1.87 during Year-To-Date 2009.  This decrease in earnings per share is due to the decrease in net income partially offset by a lower weighted average common shares outstanding of approximately 1.3 million.  During the Third Quarter 2010, we repurchased and retired approximately 1.7 million common shares under our share repurchase program and during the Third Quarter 2009, we repurchased and retired approximately 2.5 million common shares pursuant to a share repurchase agreement.

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

Our working capital increased $28.2 million to $320.4 million at October 30, 2010 compared to $292.2 million at October 31, 2009.  This increase is primarily due to cash generated from operations partially offset by cash paid for share repurchases, lower inventory levels, the utilization of certain deferred tax assets, and increases in accounts payable and accrued expenses.  During the Third Quarter 2010, under our $100 million share repurchase program, we repurchased 1.7 million shares for approximately $80 million.  Subsequent to October 30, 2010 and through November 30, 2010, we repurchased an additional 0.2 million shares for approximately $10.0 million, which brought the total under the share repurchase program to approximately $90.0 million.  As of October 30, 2010, we had no borrowings under our credit facility. Our credit facility provides for borrowings up to the lesser of $200 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facilities” below).  At October 30, 2010, our borrowing base was $190.2 million.

We expect to be able to meet our capital requirements principally by using our cash on hand, cash flows from operations and availability under our credit facility.

Credit Facilities

On July 31, 2008, we and certain of our domestic subsidiaries entered into a five year credit agreement (the “2008 Credit Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender.

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

The outstanding obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  Since August 1, 2010, we are no longer subject to any early termination fees.

The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures, share repurchase programs and the payment of dividends or similar payments.  Credit extended under the 2008 Credit Agreement is secured by a first or second priority security interest in substantially all of our assets.

On August 18, 2010, in connection with the approval of our share repurchase, the 2008 Credit Agreement was amended to increase the allowable amount, subject to certain conditions, that we may spend on share repurchases.

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

Cash Flows/Capital Expenditures

During Year-To-Date 2010, cash flows provided by operating activities were $135.8 million compared to $72.3 million in Year-To-Date 2009.  The net increase of $63.5 million resulted primarily from the following:

•                  the timing of payments on accounts payable and other current liabilities, primarily in-transit inventory, payroll and occupancy costs, which resulted in greater cash inflows of $45.3 million; and

•                  reductions in inventory levels provided greater cash inflow of $11.0 million.

Cash flows used in investing activities increased to $63.6 million in Year-To-Date 2010 from $47.2 million during Year-To-Date 2009.  The increase resulted primarily from additional capital expenditures of approximately $18.3 million resulting from additional store openings and distribution center projects during Year-To-Date 2010.  Investing activities in Year-To-Date 2009 include a $2.1 million cash restriction related to a Canadian tax assessment.

Cash flows used in financing activities were $72.1 million in Year-To-Date 2010 compared to $154.3 million in Year-To-Date 2009.  Year-To-Date 2010 includes payments of $80.4 million for purchases of our common stock, primarily related to our share repurchase program, partially offset by $8.3 million of proceeds from the exercise of stock options.  Year-To-Date 2009 includes payments of $85.0 million on our term loan, $73.9 million for the purchase of our common stock pursuant to a share repurchase agreement and $1.0 million for deferred financing costs associated with an amendment of our credit facility, partially offset by $5.6 million of proceeds from the exercise of stock options.

We anticipate that total capital expenditures will be in the range of approximately $80 to $85 million in fiscal 2010.  During Year-To-Date 2010, we opened 62 stores and remodeled 44 at an aggregate cost of approximately $34 million.  We have spent approximately $17 million on projects in our distribution centers, primarily our e-commerce warehouse automation project, and approximately $12 million on information technology, our corporate offices and other initiatives.  Over the next quarter, we anticipate additional spending of approximately $8 million on store projects and approximately $11 million on information technology initiatives, distribution center projects and equipment and other administrative projects.

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

Historically, we have funded our capital expenditures primarily from operations, with occasional seasonal advances on our debt facilities.  With a cash balance of $170.5 million at October 30, 2010, and approximately $145.5 million of availability on our credit facility, we expect to meet our capital requirements for the remainder of fiscal 2010.

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

Cash and Cash Equivalents

Cash, and cash equivalents are normally invested in short-term financial instruments that will be used in operations within 90 days of the balance sheet date.  Because of the short-term nature of these instruments, changes in interest rates would not materially affect their fair value.

Interest Rates

Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of October 30, 2010, we had no borrowings under the credit facility.  During Year-To-Date 2010, borrowings were not material and any change in interest rates would not have a material impact on our interest expense.

Foreign Assets and Liabilities

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian subsidiaries are considered long-term; however, we are not deemed to be permanently reinvested in our Hong Kong subsidiary.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of October 30, 2010, net assets in Canada and Hong Kong were $93.8 million and $26.9 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $9.4 million and $2.7 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

As of October 30, 2010, we had approximately $81.9 million of our cash and cash equivalents held in foreign countries, of which approximately $55.8 million was in Canada, approximately $23.9 million was in Hong Kong and approximately $2.2 million was in China.

Foreign Operations

Approximately 12% of our consolidated net sales and total costs and expenses are transacted in foreign currencies.    As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates during Year-To-Date 2010, net sales and total costs and expenses could have decreased or increased by approximately $16.2 million and $15.7 million, respectively.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At October 30, 2010, we had foreign currency denominated receivables and payables, including inter-company balances, of $2.9 million and $8.4 million, respectively.  We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at October 30, 2010.

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

Item 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officers (our Chief Executive Officer and our Executive Vice President—Finance and Administration, who is also our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 30, 2010.  Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of October 30, 2010 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officers and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS.

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 30, 2010.  See Note 9 to the condensed consolidated financial statements for a discussion of certain recent developments concerning our legal proceedings.

Item 1A.    RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended January 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2010, the Company’s Board of Directors authorized a share repurchase program in the amount of $100.0 million.  Under the program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions.  The timing and remaining number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions, and may be suspended or discontinued at any time.

The following table provides a month-to-month summary of our share repurchase activity during the Third Quarter 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
8/1/10-8/31/10	635,000	$44.33	635,000	$71,850
9/1/10-9/30/10	958,525	48.27	958,525	25,584
10/1/10-10/30/10	122,300	45.39	122,300	20,033
Total	1,715,825	$46.61	1,715,825	$20,033

Item 6.       Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1

Fifth Amendment to Credit Agreement, dated August 18, 2010, by and among The Children’s Place Retail Stores, Inc. and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia), LLC, The Children’s Place Canada Holdings, Inc., The Childrensplace.com Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders. (+)

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

(+) Filed herewith.

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

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date: December 2, 2010	By:	/S/ JANE T. ELFERS
JANE T. ELFERS

Chief Executive Officer and President
(A Principal Executive Officer)

Date: December 2, 2010	By:	/S/ SUSAN J. RILEY
SUSAN J. RILEY

Executive Vice President, Finance and Administration and Chief Financial Officer
(A Principal Executive Officer and Principal Financial Officer)