Form 10-K
period 2011-01-29
CHILDRENS PLACE RETAIL STORES INC
filed 2011-03-28
CIK 1041859

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-two weeks ended January 29, 2011
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting Company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates was $1,160,536,086 at the close of business on July 31, 2010 (the last business day of the registrant's fiscal 2010 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 23, 2011: 26,004,400.

         Documents Incorporated by Reference: Portions of The Children's Place Retail Stores, Inc. Definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2011 are incorporated by reference into Part III.

THE CHILDREN'S PLACE RETAIL STORES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 29, 2011

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

PART I

ITEM 1.—BUSINESS

        As used in this Annual Report on Form 10-K, references to the "Company", "The Children's Place", "we", "us", "our" and similar terms refer to The Children's Place Retail Stores, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:

  •
  Fiscal 2010—The fifty-two weeks ended January 29, 2011

  •
  Fiscal 2009—The fifty-two weeks ended January 30, 2010

  •
  Fiscal 2008—The fifty-two weeks ended January 31, 2009

  •
  Fiscal 2007—The fifty-two weeks ended February 2, 2008

  •
  Fiscal 2011—Our next fiscal year representing the fifty-two weeks ending January 28, 2012

  •
  GAAP—Generally Accepted Accounting Principles

  •
  Comparable Store Sales—Net sales, in constant currency, from stores that have been open at least 14 full months and that have not been substantially remodeled during that time

  •
  Comparable Retail Sales—Comparable Store Sales plus comparable sales from our e-commerce store

  •
  SEC—Securities and Exchange Commission

  •
  FASB—Financial Accounting Standards Board

  •
  FASB ASC—FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

  •
  CPSA—Consumer Product Safety Act

  •
  CPSC—Consumer Products Safety Commission

  •
  CPSIA—Consumer Product Safety Improvement Act of 2008

General

        The Children's Place Retail Stores, Inc. is the largest pure-play children's specialty apparel retailer in North America. We provide apparel, accessories and shoes for children from newborn to ten years old. We design, contract to manufacture and sell fashionable, high-quality, value-priced merchandise, virtually all of which is under the proprietary "The Children's Place" brand name. Our stores offer spacious, bright and airy shopping in a friendly and convenient environment for both children and adults. The Children's Place has differentiated departments and is dedicated to serving the wardrobe needs of Girls and Boys (sizes 4-14), Baby Girls and Boys (sizes 6 mos.-4T) and Newborn (sizes 0-12 mos.). Stores are distinctly merchandised to appeal to each age and gender segment and they provide for easy shopping of the latest collection available as we flow seasonal merchandise into our stores throughout the year. Our merchandise is also available at our online store located at www.childrensplace.com. Our customers are able to shop at our online store, at their convenience, and receive the same high quality, value-priced merchandise and customer service that are available in our physical stores.

        The Children's Place Retail Stores, Inc. was incorporated in June 1988 operating fewer than 100 stores. At the time of our initial public offering in September 1997, we had grown to approximately 200 stores located in 26 states in the eastern half of the United States. By April 2003, we had grown to 656 stores and our geographical coverage included 47 states and a newly established presence in Canada. The growth of the Children's Place stores and brand has since continued, and as of January 29, 2011, we operated 995 stores throughout North America as well as our online store. During Fiscal 2010, we opened 67 stores compared to 38 in Fiscal 2009, and we closed 19 stores in Fiscal 2010, compared to eight in Fiscal 2009. Our store growth plan for Fiscal 2011 includes opening approximately 85 new The Children's Place stores and closing approximately 20.

        Jane Elfers, who became our President and Chief Executive Officer on January 4, 2010, has outlined five key growth initiatives that we are executing, as follows:

  1.
  Improving the merchandise—The merchandise team is focused on modernizing the merchandise offerings and differentiating by age and gender. In addition, we are expanding our line of shoes and accessories sold in all stores, and plan to begin introducing "made-for-outlet" merchandise for our outlet stores, which represent approximately 13% of our total stores, during the second half of Fiscal 2011.

  2.
  Accelerating new store growth with a focus on Value Oriented Centers (VOCs)—VOCs currently account for approximately 9% of the fleet. During Fiscal 2010, we opened 67 stores of which 42 were VOCs. During Fiscal 2011, we plan to open 85 new stores of which approximately half will be VOCs, which have to date provided a higher return on investment as a result of favorable lease and build-out costs.

  3.
  Improving inventory management—Our goal is to have the right merchandise in the right store at the right time. As such, we realigned our planning and allocation organization into four channels: U.S. Place stores, U.S. Outlets, E-commerce and Canada stores. In Fiscal 2010, we began reducing initial inventory allocations to stores with more frequent replenishments.

  4.
  Sharpening our marketing message—We improved our marketing during Fiscal 2010 by providing clearer, streamlined messages focused on value and fashion. We have increased the frequency of our communications with customers through the internet. Our e-mail marketing reach during Fiscal 2010 was more than three times what it was during Fiscal 2009 and we are actively engaging customers through social media.

  5.
  Driving e-commerce growth—E-commerce is a rapidly expanding channel with significant growth potential as moms are increasingly likely to shop online. We are focused on making continual site enhancements to improve the user experience. During the fourth quarter of Fiscal 2010, we began international shipping from our U.S. based e-commerce website.

Segment Reporting

        After the disposal of our Disney Store Business during Fiscal 2008, management continued its reassessment of our internal reporting structure. At January 31, 2009, net sales of Canadian operations had grown by approximately 56% over the prior three fiscal years, and after the disposal of the Disney Store Business, its percentage of consolidated net sales had grown from approximately 9% to approximately 12%. Further, the fluctuations of the Canadian dollar relative to the U.S. dollar in recent years have had a significant impact on our Canadian operating results. Beginning in Fiscal 2009, our chief operating decision maker required, and we began reporting, discrete financial information for our Canadian operations.

        We report segment data based on management responsibility: The Children's Place U.S. and The Children's Place Canada. Included in The Children's Place U.S. segment are our U.S. based stores, including Puerto Rico, and our e-commerce store, www.childrensplace.com. We measure our segment profitability based on operating income, defined as income from continuing operations before interest and taxes. Net sales and direct costs are recorded by each segment. Certain centrally managed inventory procurement functions such as production and design are allocated to each segment based upon usage. Corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are allocated to the segments based primarily on net sales. Included in the allocation of corporate overhead is depreciation and amortization expense; however, the related assets are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales from customers are derived primarily from merchandise sales and we have no customers that account for more than 10% of our net sales. The following tables show by segment our net sales and operating income for the past three fiscal years, and total assets as of January 29, 2011 and January 30, 2010 (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales:
The Children's Place U.S.	$1,450,116	$1,441,562	$1,428,073
The Children's Place Canada	223,883	202,025	202,250

Total net sales	$1,673,999	$1,643,587	$1,630,323

Operating income:
The Children's Place U.S.	$96,881	$90,873	$85,412
The Children's Place Canada	39,455	39,199	36,985

Total operating income	$136,336	$130,072	$122,397

Operating income as a percent of net sales
The Children's Place U.S.	6.7%	6.3%	6.0%
The Children's Place Canada	17.6%	19.4%	18.3%
Total operating income as a percent of net sales	8.1%	7.9%	7.5%

	January 29, 2011	January 30, 2010
Total assets:
The Children's Place U.S.	$720,951	$752,827
The Children's Place Canada	133,380	101,233

Total assets	$854,331	$854,060

        All foreign net sales are in The Children's Place Canada segment while certain foreign expenses related to our buying operations are allocated between the two segments. Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. Included in The Children's Place U.S. operating income for Fiscal 2009 is approximately $2.0 million of exit costs related to the relocation of the Company's e-commerce fulfillment center. We relocated our e-commerce fulfillment center from a leased facility in New Jersey to an owned facility in Alabama as a result of the continued growth in our e-commerce business.

The Disney Store Business

        From November 2004 through April 2008, through four wholly owned subsidiaries, the Company operated the Disney Store retail chain in North America (the "Disney Store Business") under a license agreement (the "License Agreement") with the Walt Disney Company ("Disney"). On March 20, 2008, after a thorough review of the Disney Store Business, including its potential for earnings growth, its capital needs and its ability to fund such needs from its own resources, we decided to exit the Disney Store Business. On March 26, 2008, the Company's subsidiaries that operated the Disney Store Business, Hoop Holdings, LLC, Hoop Retail Stores, LLC, Hoop Canada Holdings, Inc. and Hoop Canada Inc. (collectively "Hoop"), each filed a voluntary petition for relief under bankruptcy provisions in their respective jurisdictions. On April 30, 2008, with approval of the respective bankruptcy courts, Hoop sold the Disney Store Business to affiliates of Disney, including a majority of the Disney stores and related assets and effectively ended the License Agreement. During the remainder of Fiscal 2008, those stores not acquired by Disney were closed, and the remaining affairs of Hoop were mostly wound down. For further discussion of the Disney Store Business, see Note 16 of the Notes to our Consolidated Financial Statements.

        As a result of our decision to exit the Disney Store Business and in accordance with U.S. GAAP, we have reclassified the Disney Store Business as a discontinued operation in our consolidated financial statements for all periods presented. Related to the Disney Store Business during Fiscal 2010, Fiscal 2009 and Fiscal 2008, we recorded income (loss) from discontinued operations, net of income taxes of $(0.5) million, $(0.5) million and $8.4 million, respectively. Included in income (loss) from discontinued operations, net of income taxes for Fiscal 2008, are net sales of $129 million.

Key Capabilities

        Our objective is to deliver trend-right, high-quality value-priced assortments for children ranging from newborn to age ten. Our expansive assortment offers one stop shopping across apparel, shoes and accessories. Our strategies to achieve this objective are as follows:

  Merchandising Strategy

        Our merchandising strategy is to offer a compelling assortment of apparel, shoes, and accessories that enable our customer to wardrobe their child. We strive to ensure that our assortments are modern and colorful, are balanced by category and lifestyle, and are fun and easy to put together. We build our deliveries by season and incorporate basics, key items, and fashion merchandise.

  High Quality/Value Pricing

        We believe that offering high quality, trend-right, age appropriate merchandise under "The Children's Place" brand name at value prices is our competitive advantage. We design and merchandise our apparel and accessories to offer a compelling value to our customers.

  Brand Image

        We strive to build our brand image and customer loyalty for "The Children's Place" by:

  •
  Offering high-quality products and trend-right fashion at value prices;

  •
  Providing colorful coordinated outfits and accessories for our customers' lifestyle needs;

  •
  Creating strong merchandising and visual presentations to create a compelling in-store experience;

  •
  Emphasizing our great value and fashion in marketing visuals to convey a consistent brand message across all channels;

  •
  Leveraging our customer database to frequently communicate with our customers and tailor promotions to maximize customer satisfaction; and

  •
  Providing exclusive assortments in our e-commerce and outlet channels to further expand our brand recognition.

        The Children's Place branded products are sold exclusively in our stores and on our website.

  Low-Cost Sourcing

        We control the design, sourcing and production of The Children's Place branded products. We believe that this control is essential in assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We have established long-standing relationships with most of our vendors and suppliers. Through these relationships and our extensive knowledge of low cost sourcing, we are able to offer our customers high-quality products at value prices. Our offices in Hong Kong, China, India and Bangladesh allow us to capitalize on new sourcing opportunities, increase our control over product quality, communicate efficiently and respond to changing business needs effectively.

Merchandising Process

        The strong collaboration between the cross functional teams in Merchandising, Planning and Allocation, Sourcing and Design have enabled us to build and grow our brand. Cross functional teams are aligned by department.

  Design

        The Design team gathers information from trends, color services, international and domestic shopping trips, and trade shows. Findings and concepts are presented to the Merchandising team to initiate the cross functional building of a seasonal assortment.

  Merchandising

        Each quarter we develop seasonal strategies for each department and for each category within the department. The cross functional teams review prior season results and set the strategies in place for the future season. Merchandising builds a roadmap of our style needs based on historical information with the Design team's input. The Design and Merchandising teams work collaboratively throughout the sketch and sample reviews to ensure we are developing the appropriate balance of fashion and key items within the line.

  Merchandise Planning and Allocation

        The Merchandise Planning and Allocation organization works collaboratively with the Merchandising and Sourcing teams to develop annual and seasonal sales and margin plans to support our financial objectives and merchandising strategies. These plans are developed with consideration of our channels to ensure that we are maximizing key programs each season. Further, this team plans the flow of inventory to ensure that we are adequately supporting floor sets and key promotional periods. Special attention is paid to our store types as they differ in capacity. All allocation methods incorporate visual presentations as well as inventory levels and sales trends.

  Sourcing and Procurement

        We combine management's extensive apparel sourcing experience with a cost-based buying strategy to control merchandise costs, infuse quality features into our products and deliver value to our customers. We believe that our understanding of the economics of apparel manufacturing, including costs of materials and components enables us to identify cost-effective manufacturers and suppliers from which to source a continuous allotment of products and obtain high quality at low product cost.

Production, Quality, Control and Social Compliance

        During Fiscal 2010, we engaged approximately 160 independent manufacturers located primarily in Asia. The availability of raw materials to these manufacturers is subject to price fluctuations due to global market trends. To support our inventory needs and to control merchandise costs, we continue to pursue global sourcing opportunities and consider such factors as product quality, cost, reliability of the manufacturer, service, product lead times, and other factors. We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars.

        During Fiscal 2010, we purchased approximately 48% of our total merchandise without the aid of commissioned buying agents. We believe our offices in Hong Kong, China, India and Bangladesh enable us to obtain favorable material and manufacturing costs and to quickly identify and act on new sourcing and supplier opportunities. Our Asian offices also facilitate our prototype sample production and enable us to foster stronger relationships with our suppliers, manufacturers, agents and trading companies. In addition, we are party to agency agreements with commissioned independent agents who assist in sourcing and pre-production approval, oversee production, provide quality inspection and ensure timely delivery of merchandise. During Fiscal 2010, we purchased approximately 28% of our products through the support of a commissioned, independent agent in Taiwan, and approximately 12% of our products through an independent Hong Kong-based trading company. We sourced approximately 40% of our total goods from China and approximately 15% each from Vietnam, Cambodia and Sub-Saharan Africa. We did not source more than 15% from any other country or region. Using our purchase order, advanced shipping notification and tracking systems, our independent agents and our sourcing department actively monitor the status of each purchase order from order confirmation to merchandise receipt.

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

        We require all entities that produce or manufacture The Children's Place merchandise to undergo a Social Compliance audit and demonstrate compliance with the requirements of our Vendor Code of Conduct. By requiring our manufacturers and suppliers to participate in our social compliance program, we are able to monitor factories to ensure that they operate using safe and humane working conditions, and that we are working with factory managers that appreciate and comply with socially responsible practices. Additionally, because our social compliance program requires us to be diligent about changes in local laws and other conditions (e.g., political instability) in the countries from which we source, we are able to make informed decisions about where we are sourcing our products and, prior to placing orders, analyze potential risks to our sourcing capabilities arising as a result of factors external to a factory's production capabilities. In the event that external risks to our sourcing capabilities arise with respect to one or more factories, our social compliance program helps to identify such risks early and enables us to source from another factory thereby mitigating the risk and reducing the potential disruption to our business.

Company Stores

        The following section highlights various store information for The Children's Place brand as of January 29, 2011.

  Existing Stores

        As of January 29, 2011, we operated a total of 995 The Children's Place stores, most of which are clustered in and around major metropolitan areas, and our internet store at www.childrensplace.com. We have 618 stores located in malls, 202 in strip centers, 132 in outlet centers and 43 street stores. The following table sets forth the number of stores in each U.S. state, Puerto Rico and Canadian provinces as of the current and prior fiscal year end:

	Number of Stores
Location	January 29, 2011	January 30, 2010
United States & Puerto Rico
Alabama	11	9
Arizona	19	18
Arkansas	6	6
California	90	86
Colorado	14	14
Connecticut	14	14
Delaware	4	4
District of Columbia	1	1
Florida	44	46
Georgia	28	21
Hawaii	4	4
Idaho	1	1
Illinois	37	39
Indiana	19	19
Iowa	10	8
Kansas	5	5
Kentucky	12	8
Louisiana	14	14
Maine	4	4
Maryland	22	22
Massachusetts	23	24

	Number of Stores
Location	January 29, 2011	January 30, 2010
Michigan	22	22
Minnesota	12	13
Mississippi	12	8
Missouri	14	13
Montana	1	1
Nebraska	3	2
New Hampshire	5	5
New Jersey	47	48
New Mexico	4	3
New York	79	79
Nevada	7	7
North Carolina	21	20
North Dakota	1	1
Ohio	31	30
Oklahoma	6	4
Oregon	9	9
Pennsylvania	48	49
Rhode Island	3	3
South Carolina	15	13
South Dakota	2	2
Tennessee	18	17
Texas	78	68
Utah	11	8
Vermont	1	1
Virginia	18	17
Washington	13	13
West Virginia	1	1
Wisconsin	12	13
Puerto Rico	16	16

Total United States & Puerto Rico	892	853
Canada
Alberta	13	12
British Columbia	14	11
Manitoba	2	2
New Brunswick	3	3
Nova Scotia	3	2
Ontario	46	44
Prince Edward Island	1	1
Quebec	18	17
Saskatchewan	3	2

Total Canada	103	94

Total Stores	995	947

  Store Concepts

        At The Children's Place, our store concepts consist of "Apple-Maple", "Technicolor", "Tech2" and "Outlet" formats, as follows:

        Apple-Maple—These stores feature light wood floors, fixtures and trim. They are brightly lit, featuring floor-to-ceiling glass windows that are open and inviting. A customized grid system throughout the store's upper perimeter displays featured merchandise, marketing photographs and promotions. The average store is approximately 4,300 square feet and as of January 29, 2011, approximately 42% of our stores were of this concept.

        Technicolor—These stores have an atmosphere that is unique, bright, fun and use color to create boutique-like settings that differentiate the various departments within the store. These stores also feature more wall space than an Apple-Maple store allowing for enhanced merchandise presentation and ease of shopping. The average store is approximately 4,800 square feet and as of January 29, 2011, approximately 34% of our stores were of this concept.

        Tech2—These stores have the brand aesthetics of a Technicolor with the functionality of an Apple-Maple. The use of color to brand and create shop identifiers was maintained, while creating an open, brightly lit environment for customers. Tech2 features darker ceilings and floors, along with crisp white floor-wall fixtures to ensure the product is the focal point. Tech2 is a value engineered store which costs approximately 35% less to build than the Technicolor store. The average store is approximately 4,400 square feet and as of January 29, 2011, approximately 11% of our stores were of this concept. It is the Company's intention to use this format for new stores for the foreseeable future.

        Outlet—The average outlet store is approximately 7,600 square feet. As of January 29, 2011, approximately 13% of our stores were in this format. Our outlet stores are strategically placed within each market to provide a discount value alternative, including an assortment of "made for outlet" merchandise.

  Store Expansion Program

        Our store expansion program targets growing and underpenetrated markets where we believe that our brand can be successfully marketed. Prior to Fiscal 2009, this initiative had primarily focused on malls in highly populated areas. More than 60% of our stores are located in malls and we believe that our brand is well penetrated in these venues. During Fiscal 2009, we identified growth potential in smaller to mid-sized markets in VOCs, which is a center in which the anchor is a discount retailer. We believe that the lower build-out costs for our Tech2 stores, as noted above, combined with lower lease costs associated with VOCs has enabled us to successfully penetrate these markets and will continue to provide us with a growth opportunity. We opened approximately 42 and 20 VOC stores during Fiscal 2010 and Fiscal 2009, respectively. Our store expansion program for Fiscal 2011 is to open approximately 85 new stores of which approximately half will be of the VOC variety.

Internet Sales ("e-commerce")

        E-commerce growth remains one of our top strategic priorities. Over the past five years, e-commerce net sales have grown over 450%, from approximately $26.9 million in fiscal 2005 to approximately $151.2 million in Fiscal 2010, and now accounts for approximately 9% of our total net sales. We expect our e-commerce business to continue to grow in Fiscal 2011.

        We are committed to delivering a world class, end-to-end user experience to our customers; from product assortment and website design to operations, fulfillment and customer service. We are further committed to delivering these experiences to our customers when, where and how they are looking to access the brand, accounting for cross-channel behavior, growth of mobile devices, and the growing interest in our brand from international audiences. As such, we will continue to make required investments in back-end infrastructure, as well as front-end technology to deliver on this commitment. We believe that the critical investments made over the past year in areas such as warehousing and distribution as well as customer service have improved our customers' experience.

Store Operations

        The Children's Place store operations are organized into nine regions. We employ two Zone Vice Presidents who oversee our operations and to whom regional managers report. A regional manager oversees each region and has between seven and 10 district managers reporting to them. Each district manager is responsible for approximately nine to 17 stores. Our stores are staffed by a store management team and approximately 10 part-time sales associates, with additional part-time associates hired to support seasonal needs. Our store leadership teams spend a high percentage of their time on the store selling floors providing direction, motivation, and development to store personnel. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures and controls. In order to motivate our store leadership, we offer a monthly incentive compensation plan that awards bonuses for achieving certain financial goals.

Seasonality

        Our business is subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday, third quarter results are dependent upon back-to-school sales, and our fourth quarter results are dependent upon sales during the holiday season. The following table shows the quarterly distribution, as a percentage of the full year, of net sales and operating income (loss) (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2010
Net sales	422.1	345.3	453.4	453.2	1,674.0
As a % of full year	25.2%	20.6%	27.1%	27.1%	100.0%
Operating Income (loss)	47.7	(13.1)	50.0	51.7	136.3
As a % of full year	35.0%	(9.6)%	36.7%	37.9%	100.0%
Fiscal 2009
Net sales	401.9	315.7	463.2	462.8	1,643.6
As a % of full year	24.5%	19.2%	28.2%	28.2%	100.0%
Operating Income (loss)	36.0	(18.7)	64.8	48.0	130.1
As a % of full year	27.7%	(14.4)%	49.8%	36.9%	100.0%
Fiscal 2008
Net sales	400.2	338.0	450.6	441.5	1,630.3
As a % of full year	24.5%	20.7%	27.6%	27.1%	100.0%
Operating Income(1)	34.0	4.9	50.9	32.5	122.4
As a % of full year	27.8%	4.0%	41.6%	26.6%	100.0%

(1)
Does not add across due to rounding

        For more information regarding the seasonality of our business, refer to Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality.

Marketing

        We believe that The Children's Place is a well recognized brand, with a strong fashion offering and a compelling value proposition. We build on our brand recognition through a streamlined, multi-channel marketing campaign that aligns direct mail, store front windows, in-store marketing, internet marketing, and customer loyalty programs.

        Our direct marketing program is a robust one that utilizes both off and on-line channels. Direct mail is targeted to our best customers, and serves as both a brand building and loyalty vehicle. The print program consists of catalogs containing branded lifestyle imagery, merchandise details and a discounted coupon as an added shopping incentive. This is complimented by an e-mail program that reiterates the branding and promotional messaging. We further deepen our value proposition and customer loyalty with "bouncebacks", which are coupons given to existing customers for redemption on a future purchase.

        Additionally, we promote customer loyalty through The Children's Place private label credit card and other customer loyalty programs. Our discount programs offer customers additional exclusive discounts upon completion of cumulative purchase or visit thresholds. Our private label credit cards, pursuant to a merchant services agreement, are issued to our customers for use exclusively at The Children's Place stores, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Our private label credit card accounts for approximately 12% of our net sales.

        All programs are aligned with one another and planned by geography and channel to ensure consistency and relevance. We believe that our marketing programs promote affinity and loyalty through specialized incentive programs and facilitate communications with our customers through the delivery of coupons and promotional materials.

Logistics

        We support the distribution of product to our stores through four strategically located warehouses throughout North America. In the United States our warehouse facilities include a 525,000 square foot distribution center in New Jersey, a 250,000 square foot distribution center in California and a 700,000 square foot distribution center in Alabama. In Canada we operate a 95,000 square foot distribution center in Ontario. On occasion, we may lease additional facilities to support seasonal warehousing needs. As a result of the continued growth in our e-commerce business, the processing of online orders was relocated from our former 150,000 square foot online fulfillment center in New Jersey to our warehouse facilities in Alabama in June of 2009.

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

Government Regulation

        We are subject to federal, state and local laws and regulations affecting our business, including consumer protection and truth-in-advertising laws and regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the promotion and sale of merchandise and the operation of retail stores. We also are subject to similar international laws and regulations affecting our business. We believe that we are in material compliance with these laws and regulations.

        We are committed to product quality and safety. We focus our efforts to adhere to all applicable laws and regulations affecting our business, including the provisions of the CPSIA, the Flammable Fabrics Act and the Textile Fiber Product Identification Act, and the regulations of the CPSC and various environmental laws and regulations. Each of our product styles currently covered by the CPSIA are appropriately tested to meet current standards. The cost of compliance with current requirements and any future requirements of the CPSC, new consumer product safety laws, or changes to existing laws could have a material adverse effect on our financial position, results of operations and cash flows. See Item 1A. Risk Factors—"Product liability costs, related claims, and the cost of compliance with consumer product safety laws such as the CPSIA or our inability to comply with such laws could have a material adverse effect on our business and reputation." for additional information.

        The substantial majority of our merchandise is manufactured by factories located outside of the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs, anti-dumping and countervailing duties on imported products including textiles, apparel and shoes. We currently are not restricted by any such duties in the operation of our business. In addition, custom duties and tariffs do not comprise a material portion of the cost of our products.

Employees

        As of January 29, 2011, we had approximately 20,800 employees, of whom approximately 1,600 were based at our corporate offices. We had approximately 3,200 full-time store employees and approximately 16,000 part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

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

        Our website address is www.childrensplace.com. We make available without charge, through our website, copies of our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. References in this document to our website are not and should not be considered part of this Annual Report on Form 10-K, and the information on our website is not incorporated by reference into this Annual Report on Form 10-K.

        We also make available our corporate governance materials, including our corporate governance guidelines and our code of business conduct, on our website. If we make any substantive amendments to our code of business conduct or grant any waiver, including any implicit waiver, from a provision of the code for the benefit of our Chief Executive Officer, Principal Financial Officer, or our Principal Accounting Officer and Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a Current Report on Form 8-K.

ITEM 1A.—RISK FACTORS

        Investors in the Company should consider the following risk factors as well as the other information contained herein:

We may suffer adverse business consequences if we are unable to anticipate and respond to merchandise trends.

        The apparel industry is subject to rapidly changing fashion trends and shifting consumer preferences. Our success depends in part on the ability of our new merchandising team to anticipate and respond to these changes. Our design, manufacturing and distribution process generally takes up to one year, during which time fashion trends and consumer preferences may change. Failure to anticipate, identify or respond to these changes could adversely affect customer acceptance of our products resulting in lower sales, increased inventory levels and/or lower margins, which could have a material adverse effect on our financial position, results of operations and cash flows.

We may be unable to properly plan inventory purchases or manage new or existing merchandise.

        We maintain an inventory of merchandise in our stores and distribution centers, some of which we anticipate will be in high demand. During Fiscal 2010, a new team was put in place to manage the inventory allocation process. If inventory levels are in excess of customer demand, that may result in inventory write-downs or excessive markdowns and therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our merchandise, particularly higher volume styles, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in lost sales, a negative impact on our customer relationships or diminished brand loyalty. Any of these, individually or in aggregation, could have a material adverse effect on our financial position, results of operations and cash flows.

Changes in Comparable Retail Sales results from period to period could have a material adverse effect on the market price of our common stock.

        Numerous factors affect our Comparable Retail Sales results, including, among others, merchandise assortment, retail prices, fashion trends, weather conditions, macro-economic conditions, the retail sales environment and our success in executing our business strategies. Many of our stores are located in malls, and as such, a decrease in mall traffic could have a negative effect on our sales, which in turn would reduce our Comparable Retail Sales. During Fiscal 2010, we reported a Comparable Retail Sales decrease of 2.5% compared to a decrease of 2.1% in Fiscal 2009 and an increase of 4.7% Fiscal 2008. Our Comparable Retail Sales results have fluctuated significantly in the past and we anticipate that our Comparable Retail Sales will continue to fluctuate in the future, particularly in the current difficult economic climate, which may result in further declines in consumer spending. Moreover, Comparable Retail Sales for any particular period may decrease in the future. The investment community often follows Comparable Retail Sales results closely and fluctuations in these results may affect the price of our common stock. Accordingly, any significant variations in our Comparable Retail Sales results could have a material adverse effect on the market price of our common stock.

Fluctuations in the prices of raw materials could result in an increase in product costs and/or delivery costs.

        Over the past year, we have seen significant increases in the cost of cotton. Continued increases in the price of cotton, or significant increases or volatility in the prices of other raw materials, including wool and other materials used in the production of fabric and accessories, as well as energy costs, could result in significant cost increases for our products as well as their distribution to our distribution centers, retail locations and to our customers. To the extent we are unable to offset any such increased costs through value engineering or price increases, it could have a material adverse effect on our net sales, financial position, results of operations and cash flows.

Our success depends upon the service and capabilities of our management team. Changes in management or in our organizational structure could have a material adverse effect on our business.

        Over the past year, we had substantial change in key members of our senior management team. While we have managed through this transition successfully to date, leadership change can be inherently difficult to manage and may cause disruption to our business or further turnover in our workforce or management team. Senior level management establishes the "tone at the top" by which an environment of ethical values, operating style and management philosophy is fostered. Changes in management, or inadequate management, could lead to an environment that lacks integrity, inspiration, and/or a lack of commitment by the employees. The inability of our senior management team to maintain an adequate organizational structure and a proper "tone at the top", or the inability to attract additional qualified managers or other personnel, could have a material adverse effect on our business.

We may not be able to identify, evaluate or successfully execute business strategies.

        We are continuously seeking new ways to further our brand recognition, expand our geographical coverage, and improve our operational processes. We have a store expansion program and are expanding our internet presence outside of the U.S. If we fail to allocate proper resources to these projects, if we fail to properly execute our plans, or if we fail to identify alternative strategies, it could have a material adverse effect on our financial position, results of operations and cash flows.

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

        We are subject to regulation by the CPSC and similar state and international regulatory authorities. Although we test the products sold in our stores and on our website, concerns about product safety, including but not limited to concerns about those manufactured in China and/or developing countries, where substantially all of our merchandise is manufactured, may lead us to recall selected products, either voluntarily, or at the direction of a governmental authority or may lead to a lack of consumer acceptance. Product safety concerns, recalls, defects or errors could result in the rejection of our products by customers, damage to our reputation, lost sales, product liability litigation and increased costs, any or all of which could harm our business and have a material adverse effect on our financial position, results of operations and cash flows.

        The CPSIA established new standards regarding lead and other substances used in products for children of age 12 and under, including apparel and accessories. Among other things, the CPSIA introduces new regulatory limits, testing, certification, packaging, labeling and advertising and reporting requirements with respect to such products and has increased penalties for violations thereof. Each of our product styles currently covered by the CPSIA are appropriately tested to meet current standards. The cost of compliance with current requirements and any future requirements of the CPSC, new consumer product safety laws, or changes to existing laws could have a material adverse effect on our financial position, results of operations and cash flows. In addition, any failure to comply with such requirements could result in significant penalties, require us to recall products and harm our reputation, any or all of which could have a material adverse effect on our business, reputation, and financial position, results of operations and cash flows.

We depend on our relationships with unaffiliated manufacturers, transportation companies, and independent agents. Our inability to maintain relationships with any of these entities, or the failure of any of their businesses, could adversely affect our business and results of operations.

        We do not own or operate any manufacturing facilities, and therefore, are dependent upon independent third parties for the manufacture of all of our products. Our products are currently manufactured to our specifications, pursuant to purchase orders, by approximately 160 independent manufacturers located primarily in Asia. In addition, in Fiscal 2010, we sourced approximately 40% of our merchandise from China and approximately 15% each from Vietnam, Cambodia and Sub-Saharan Africa. We did not source more than 15% from any other country or region. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. We purchased approximately 12% of our products in Fiscal 2010 through a Hong Kong-based trading company, with whom we have no formal written agreement, using negotiated purchase orders. We also purchased approximately 28% of our products in Fiscal 2010 through the support of a single, commissioned agent in Taiwan. Although we believe that we have established close relationships with our trading company, independent agents and principal manufacturers, the inability to maintain such relationships or to find additional sources to support our current needs and future growth could have a material adverse effect on our business.

        Our merchandise is shipped directly from manufacturers through third parties to our distribution and fulfillment centers and to our stores. Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and our effective management of our distribution facilities and capacity. Furthermore, it is possible that events beyond our control, such as political unrest, a terrorist act, military action, strike, natural disaster or other disruption, could result in delays in delivery of merchandise to our stores. Any such event could have a material adverse effect on our business.

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

  •
  customer acceptance of foreign produced merchandise;

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

  •
  increased cost of transportation; and

  •
  failure of an unaffiliated manufacturer to comply with local laws, including labor laws or ethical labor practices.

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

        We have store operations in Canada and buying operations in various locations in Asia, primarily Hong Kong and Shanghai, China. We cannot guarantee that we will be able to address in a timely manner the risks of conducting operations in countries outside of the U.S., such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements. Our failure to address such risks in a timely manner or at all could adversely affect our business and financial position, results of operations and cash flows.

        The currency market has seen significant volatility in the value of the U.S. Dollar against other foreign currencies. While our business is primarily conducted in U.S. dollars, we purchase substantially all of our products overseas, and we generate significant revenues in Canada. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have a material adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance.

        Approximately 13% of our consolidated net sales and operating expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our financial position, results of operations and cash flows. Additionally, we have foreign currency denominated receivables and payables that, to date, have not been hedged against foreign currency fluctuations. When settled, these receivables and payables could result in significant transaction gains or losses.

Pending legal and regulatory actions are inherent in our businesses and could adversely affect our results of operations or financial position or harm our businesses or reputation.

        We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under Item 3—Legal Proceedings of Part I of this Annual Report on Form 10-K. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material adverse affect on us or cause us reputational harm, which in turn could harm our business prospects.

        Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flows in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flows for such period. In light of the unpredictability of our litigation and regulatory matters, it is also possible that in certain cases an ultimately unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position, results of operations and cash flows.

A material disruption in, failure of, or inability to upgrade, our information technology systems could adversely affect our business or results of operations and cash flows.

        We rely on various information systems to manage our operations and we regularly make investments to upgrade, enhance or replace such systems. Over the next fiscal year, we will begin implementing a new core merchandising system. Transitioning to new systems, integrating new systems into current systems, or any disruptions or malfunctions affecting our information systems could cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible. Any of these potential issues, individually or in aggregation, could have a material adverse effect on our business, financial position, results of operations and cash flows.

We depend on generating sufficient cash flows, together with our existing cash balances and availability under our credit facility to fund our ongoing operations, capital expenditures and debt service requirements.

        Our ability to fund our ongoing operations, planned capital expenditures, share repurchase programs and potential debt service requirements will depend on our ability to generate cash flows. Our cash flows are dependent on many factors, including:

  •
  seasonal fluctuations in our net sales and net income, which typically are lowest in the second fiscal quarter;

  •
  the timing of inventory purchases for upcoming seasons, particularly in the second fiscal quarter as our sales are lowest and we are purchasing merchandise for the back-to-school season;

  •
  vendor and other supplier terms and related conditions, which may be less favorable to us as a smaller company in comparison to larger companies; and

  •
  general business conditions, economic uncertainty or slowdown, including the continuing significant weakness in the overall economy.

        Most of these factors are beyond our control. It is difficult to assess the impact that the general economic downturn will continue to have on consumer spending and our financial results. However, we believe that it will continue to result in reduced spending by our customers, which would reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. In addition, steps that we may take to limit cash outlays, such as delaying the purchase of inventory, may not be successful or could delay the arrival of merchandise for future selling seasons, which could reduce our net sales or profitability. If we are unable to generate sufficient cash flows, we may not be able to fund our ongoing operations, planned capital expenditures and potential debt service requirements and we may be required to seek additional sources of liquidity.

If our landlords should suffer financial difficulty or if we are unable to successfully negotiate acceptable lease terms, it could have an adverse effect on our business and results of operations and cash flows.

        We have accelerated our new store growth with a focus on value oriented centers, which are estimated to represent approximately half of Fiscal 2011 new store openings. Currently, approximately 62% of our stores are located in malls, approximately 20% are located in strip centers, approximately 13% are located in outlet centers and approximately 5% are located in street stores. If any of our landlords should suffer financial difficulty, it could render them unable to fulfill their duties under our lease agreements. Such duties include providing a sufficient number of mall co-tenants, common area maintenance, utilities, and payment of real estate taxes. While we have certain remedies under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities could have a material adverse effect on our financial position, results of operations and cash flows.

        We generally lease our stores for initial terms of five to 10 years. If we are unable to continue to negotiate acceptable lease and renewal terms, it could have a material adverse effect on our financial position, results of operations and cash flows.

If we are unable to open and operate new stores successfully, our future operating results will be adversely impacted.

        We anticipate opening approximately 85 stores during Fiscal 2011. Our ability to open and operate new stores successfully depends on many factors, including, among others, the availability of suitable store locations, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to successfully integrate new stores into our existing operations, the ability to hire and train store personnel and the ability to recognize and respond to regional and climate-related differences in customer preferences.

        We cannot guarantee that we will achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. In Fiscal 2010, our total store base grew approximately 5% compared to 3% during Fiscal 2009, and is anticipated to grow approximately 7% in Fiscal 2011. Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings.

        We need to continually evaluate the adequacy of our store management and our information and distribution systems to manage our planned expansion. Any failure to successfully and profitably execute our expansion plans could have a material adverse effect on our financial position, results of operations and cash flows.

Our failure to successfully manage our e-commerce business could have a negative impact on our business.

        The operation of our e-commerce business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and fulfillment operations. Risks associated with our e-commerce business include:

  •
  disruptions in telephone service or power outages;

  •
  risks associated with the failure of the computer systems that operate our website including, among others, inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems;

  •
  reliance on third parties for computer hardware and software as well as delivery of merchandise to our customers;

  •
  rapid technology changes;

  •
  credit card fraud;

  •
  the diversion of sales from our physical stores;

  •
  natural disasters or adverse weather conditions;

  •
  changes in applicable federal and state regulations;

  •
  liability for online content; and

  •
  consumer privacy concerns.

        Problems in any one or more of these areas could have a material adverse effect on our sales, financial position, results of operations and cash flows and could damage our reputation and brand.

A privacy breach or failure to comply with privacy laws could adversely affect our business.

        The protection of customer, employee, and company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee, or company data or our failure to comply with federal, state and local privacy laws could damage our reputation and result in lost sales, fines, and/or lawsuits.

        Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information, such as customer credit card numbers, could be misappropriated, or system disruptions could occur. Our systems and procedures meet the Payment Card Industry ("PCI") data security standards, which require periodic audits by independent third parties to assess compliance. Failure to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment by credit or debit cards. There can be no assurance that we will be able to satisfy PCI security standards. In addition, PCI is controlled by a limited number of vendors who have the ability to impose changes in PCI's fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses.

Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

        Our business is subject to a wide array of laws and regulations. Significant legislative or regulatory changes that impact our relationship with our workforce could increase our expenses and adversely affect our operations. None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various locations. There is no assurance that our employees will not unionize in the future, particularly if legislation is passed that facilitates unionization. Changes in other regulatory areas, such as consumer credit, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws and privacy laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could have a material adverse effect on our financial position, results of operations and cash flows. Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.

Legislative actions and new accounting pronouncements could result in us having to increase our administrative expenses to remain compliant.

        In order to comply with the Sarbanes-Oxley Act of 2002 and any subsequent guidance that may come from the Public Company Accounting Oversight Board ("PCAOB"), future changes in listing standards by the Nasdaq Stock Market, or future accounting guidance or disclosure requirements by the SEC, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which could cause our general and administrative expenses to increase.

        The SEC is exploring the possibility of requiring all U.S. companies to prepare its financial statements in accordance with International Financial Reporting Standards. The FASB is currently working on a project with its international counterpart, the International Accounting Standards Board, to converge U.S. and International GAAP into one uniform set of accounting rules. The cost of implementing a potentially vast change of financial reporting rules could be material. The effect of changing accounting rules on our financial statements could also be significant. Changes to our financial position, results of operations or cash flows could impact our debt covenant ratios or a lender's perception of our financial statements causing an adverse impact on our ability to obtain credit, or could impact investor analyses and perceptions of our business causing the market value of our stock to decrease. In addition, any changes in the current accounting rules, including legislative and other proposals could increase the expenses we report under U.S. GAAP and have a material adverse effect on our financial position, results of operations and cash flows.

Tax Matters could impact our results of operations and financial condition.

        We are subject to income taxes in the United States and foreign jurisdictions, including Canada and Hong Kong. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations and financial condition in future periods. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our provision for income taxes and cash tax liability.

Because of conditions impacting our quarterly results of operations, including seasonality, weather conditions and other factors, our quarterly results fluctuate.

        As is the case with many retailers, we experience seasonal fluctuations in our net sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters, and are lower during the second fiscal quarter than during the first fiscal quarter. For example, in Fiscal 2010, 25%, 21%, 27% and 27% of our consolidated net sales occurred in the first, second, third and fourth quarters, respectively. In most fiscal years, we experience operating losses in the second quarter, with the exception of Fiscal 2008, when we experienced minimal income in the second quarter. It is reasonably possible that we will continue to experience second quarter losses in future periods. It is also possible that we could experience losses in other quarters. Our first quarter results are heavily dependent upon sales during the period leading up to the Easter holiday. Our third quarter results are heavily dependent upon back-to-school sales. Our fourth quarter results are heavily dependent upon sales during the holiday season.

        Our quarterly results of operations may also fluctuate significantly from quarter to quarter as a result of a variety of other factors, including overall economic conditions, the timing of new store openings and related pre-opening and other start-up costs, net sales contributed by new stores, increases or decreases in Comparable Retail Sales, weather conditions, shifts in the timing of certain holidays and changes in our merchandise mix and pricing strategy. Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year, as we experienced in Fiscal 2007, would have a material adverse effect on our financial position, results of operations and cash flows. In addition, because our expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in our net income.

Any disruption in, or changes to, our consumer credit arrangements, including our private label credit card agreement with Citibank, N.A., may adversely affect the ability of our customers to obtain consumer credit.

        Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. The Credit Card Act of 2009 (the "Card Act") went into effect during Fiscal 2010. Provisions of the Card Act include, among other changes, restrictions on interest charges and other fees that credit and debit card providers may charge its consumers. These restrictions may result in decreased revenues for credit card providers, which may cause increases to consumer interest rates, reduce credit availability or cause increases to fees charged to retailers. The Card Act, other new regulations, or changes in existing regulations of credit arrangements could materially limit the availability of credit to our customer base.

        Additionally, during periods of increasing consumer credit delinquencies generally, financial institutions may reexamine their lending practices and procedures. There can be no assurance that increased delinquencies being experienced by providers of consumer credit generally would not cause providers of third party credit offered by us to decrease the availability of, or increase the cost of such credit.

        Any of the above risks, individually or in aggregation, could have a material adverse effect on the way we conduct business and could negatively impact our financial position, results of operations and cash flows.

We may be unable to protect our trademarks and other intellectual property rights.

        We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis. In order to more effectively protect them from infringement and to defend against claims of infringement, the marks are owned by a separate subsidiary whose purpose is to maintain and manage existing and future marks, thereby increasing their value to us. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks and service marks in the United States. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and proprietary rights of others. Also, others may assert rights in, or ownership of, trademarks and other proprietary rights of ours and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

Our share price may be volatile.

        Our common stock is quoted on the Nasdaq Global Select Market. Stock markets in general have experienced, and are likely to continue to experience, price and volume fluctuations, which could have a material adverse effect on the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, our Comparable Retail Sales results, other risk factors identified here, announcements by other retailers, the overall economy and the geopolitical environment could individually or in aggregation cause the price of our common stock to fluctuate substantially.

Negative changes in the economy, such as the continued deterioration in the global economic environment, and resulting declines in consumer confidence and spending, have had and could continue to have an adverse effect on the apparel industry and on our operating results.

        The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary periods and also may decline at other times. During 2008 and 2009, the global economic environment deteriorated significantly, and remained weak in 2010 and into 2011. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has adversely affected our business as it is dependent on consumer demand for our products. In North America, we have experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions exist in many international markets. If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings.

        In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, fluctuating fuel and other energy costs, taxation rates or energy prices. Similarly, political unrest, actual or potential terrorist acts and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases or preventing our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our financial position, results of operations and cash flows.

Acts of terrorism, effects of war, other catastrophes or political unrest could have a material adverse effect on our business.

        The threat or actual acts of terrorism continue to be a risk to the global economy. Terrorism and potential military responses, political unrest, natural disasters, pandemics or other health issues could disrupt commerce, undermine consumer confidence or impact our ability to open or operate our stores in affected areas. A disruption of commerce could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our financial position, results of operations and cash flows. If there is a decline in consumer confidence or if our stores are affected by an act of terrorism or other catastrophe, it could negatively impact consumer spending patterns or customer traffic, which would negatively impact our financial position, results of operations and cash flows.

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

ITEM 1B.—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.—PROPERTIES

        We lease all of our existing store locations in the United States and Canada, with lease terms expiring through 2023 and 2021, respectively. The average unexpired lease term for our stores is approximately 4.2 years in the United States and approximately 4.8 years in Canada. The leases for most of our existing stores are for initial terms of 10 years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. We anticipate that we will be able to extend those leases on satisfactory terms as they expire, or relocate to desirable locations.

        The following table sets forth information with respect to our non store locations as of January 29, 2011:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
South Brunswick Township, NJ(1)	Warehouse Distribution Center	525,000	1/31/2021
Ontario, CA(1)	Warehouse Distribution Center	250,000	3/31/2016
Ontario, Canada(2)	Warehouse Distribution Center	95,000	4/30/2014
Fort Payne, AL(1)	Warehouse Distribution Center	700,000	Owned
500 Plaza Drive, Secaucus, NJ(3)	Corporate Offices, Design	140,000	5/31/2029
Hong Kong, China(3)	Product Support	28,000	4/30/2012
Shanghai, China(3)	Product Support	14,000	7/14/2012
Gurgaon, India(3)	Product Support	7,100	3/12/2012
Tirupur, India(3)	Product Support	3,600	9/15/2012

(1)
Supports The Children's Place U.S. stores and/or e-commerce business.

(2)
Supports The Children's Place Canada stores.

(3)
Supports both The Children's Place U.S. stores and The Children's Place Canada stores.

        On occasion, we may operate other leased facilities to support seasonal warehousing needs.

ITEM 3.—LEGAL PROCEEDINGS

        On June 16, 2009, a putative stockholder derivative action was filed in the Superior Court of New Jersey, Hudson County, Chancery Division, against us and certain of our current and former directors and senior executives. We have been named as a nominal defendant. The complaint alleges, among other things, that certain of our current and former directors and executives breached their fiduciary duties to us and our stockholders by causing us to issue false and misleading public statements and by abdicating their responsibilities to us and our stockholders, in violation of state law. The complaint also alleges that the defendants committed corporate waste in connection with a severance payment to our former Chief Executive Officer. The complaint seeks monetary damages from the individual defendants as well as costs and disbursements of the lawsuit, including expert fees, as well as equitable relief. On November 20, 2009, defendants moved to dismiss the complaint, on the grounds that, among other things, (i) the claims asserted in the action are barred by the prior settlement of the stockholder class action filed in the United States District Court for the Southern District of New York, and (ii) plaintiff failed to make a demand on our Board of Directors to initiate the lawsuit, as required by applicable state law. The court heard oral arguments on the motion to dismiss on March 25, 2010 and on June 3, 2010 the court issued an oral decision denying the defendants' motion to dismiss, while stating that the court took no position on the merits of the case. On July 28, 2010, the defendants filed a motion in the Superior Court of New Jersey, Appellate Division, seeking extraordinary leave to appeal from the interlocutory order denying defendants' motion to dismiss, which motion was denied on August 20, 2010. While we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. This claim has been tendered to our insurance carrier and we believe that any settlement would be covered by our insurance and, as such, we do not expect that this litigation will have a material adverse effect on our financial position, results of operations and cash flows.

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

	High	Low
2010
First Quarter	$50.10	$31.41
Second Quarter	49.85	39.81
Third Quarter	57.63	39.84
Fourth Quarter	53.52	42.12
2009
First Quarter	$30.39	$17.09
Second Quarter	37.68	24.50
Third Quarter	36.47	26.15
Fourth Quarter	37.00	26.65

        On March 23, 2011, the last reported sale price of our common stock was $48.67 per share, the number of holders of record of our common stock was approximately 65 and the number of beneficial holders of our common stock was approximately 18,900.

        We do not pay dividends to our stockholders. Our credit facility prohibits the payment of dividends and puts restrictions on the amount of purchases of our common stock. On August 18, 2010, our Board of Directors authorized a share repurchase program in the amount of $100.0 million. On March 3, 2011, the Board authorized an additional share repurchase program in the amount of $100.0 million. Under the programs, we may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. As of January 29, 2011, we had repurchased approximately 1.9 million shares at an aggregate cost of approximately $90.0 million, and at an average cost of $46.54 per share. Subsequent to January 29, 2011 and through March 23, 2011, we repurchased an additional 0.2 million shares for approximately $10.5 million, which completed the initial share repurchase program and began the new share repurchase program announced on March 3, 2011. During Fiscal 2009, we purchased approximately 2.5 million shares at a price of $28.88 per share of our common stock from Ezra Dabah, our former Chief Executive Officer, Renee Dabah and certain related trusts. Also, pursuant to restrictions imposed by our equity plan during black-out periods, we withhold and retire shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients. Our payment of the withholding taxes in exchange for the shares constitutes a purchase of our common stock. During Fiscal 2010 and Fiscal 2009, we retired approximately 14,000 and 18,000 shares, respectively, and made related withholding tax payments of approximately $0.6 million and $0.5 million, respectively. Any determination in the future to pay dividends or purchase additional shares of our common stock will depend upon our earnings, financial condition, cash requirements, future prospects, covenants in our credit facilities and any future debt instruments and such other factors as the Board deems appropriate at such time.

        The following table provides a month-to-month summary of our share repurchase activity during the 13 weeks ended January 29, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
10/31/10 - 11/27/10	209,484	$45.90	209,484	$10,418
11/28/10 - 1/1/11	12,945	50.57	7,400	10,054
1/2/11 - 1/29/11	—	—	—	10,054

Total	222,429	$46.17	216,884	$10,054

Equity Plan Compensation Information

        The following table provides information as of January 29, 2011, about the shares of our Common Stock that may be issued upon exercise of options granted to employees or members of our Board under all of our existing stock-based compensation plans, including our 1997 Stock Option Plan and 2005 Equity Plan as amended on June 27, 2008 ("2005 Equity Plan").

	COLUMN (A)		COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	350,710	(1)	$33.93	787,477	(2)
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A	N/A

Total	350,710		$33.93	787,477

(1)
Amount consists of 247,710 shares issuable under our 1997 Stock Option Plan and 103,000 shares issuable under our 2005 Equity Plan.

(2)
Effective with the approval of our 2005 Equity Plan by our stockholders, we agreed not to make any further grants under our 1997 Stock Option Plan, thus all securities remaining available for future issuance relate to our 2005 Equity Plan. Excluded from this amount are approximately 356,400 shares issuable upon vesting of deferred stock awards and approximately 151,300 shares issuable upon vesting of performance awards.

 Performance Graph

        The following graph compares the cumulative stockholder return on our common stock with the return on the Total Return Index for The NASDAQ Stock Market (US) and The NASDAQ Retail Trade Stocks. The graph and the second table below assume that $100 was invested on January 28, 2006 in each of our common stock, The NASDAQ Stock Market (US) index and The NASDAQ Retail Trade Stock index. The first table below sets forth the closing price of our Common Stock and the closing indices for The NASDAQ Stock Market (US) and The NASDAQ Retail Trade Stocks on the last day of certain of our fiscal years.

Date	The Children's Place—"PLCE"	NASDAQ US	NASDAQ RETAIL TRADE STOCKS
1/28/2006	45.090	782.053	498.988
2/3/2007	58.310	842.827	548.239
2/2/2008	19.780	813.974	485.385
1/31/2009	18.810	400.522	312.127
1/30/2010	31.800	579.464	463.164
1/29/2011	43.470	742.933	577.479

Date	The Children's Place—"PLCE"	NASDAQ US	NASDAQ RETAIL TRADE STOCKS
1/28/2006	100.000	100.000	100.000
2/3/2007	129.319	107.771	109.870
2/2/2008	43.868	104.082	97.274
1/31/2009	41.717	51.214	62.552
1/30/2010	70.526	74.095	92.821
1/29/2011	96.407	94.998	115.730

ITEM 6.—SELECTED FINANCIAL DATA

        We are the largest pure-play children's specialty apparel retailer in North America. As of January 29, 2011 we operated 995 The Children's Place stores across North America and an online store at www.childrensplace.com. The following table sets forth certain historical financial and operating data for The Children's Place Retail Stores, Inc. and its subsidiaries. The statement of operations data for the three fiscal years ended January 29, 2011, and the balance sheet data as of January 29, 2011 and January 30, 2010 have been derived from, and should be read in conjunction with, the audited financial statements presented elsewhere herein. The balance sheet data as of January 31, 2009, and the balance sheet data and the statement of operations data as of and for the fiscal years ended

February 2, 2008 and February 3, 2007, have been derived from audited financial statements not included herein. All other data presented herein, have not been audited. The information contained in this table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and notes thereto included elsewhere herein.

	Fiscal Year Ended(1)
Statement of Operations Data (in thousands, except per share and square footage data):	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007
Net sales	$1,673,999	$1,643,587	$1,630,323	$1,520,329	$1,405,429
Cost of sales	1,010,851	984,086	958,510	924,187	794,985

Gross profit	663,148	659,501	671,813	596,142	610,444
Selling, general and administrative expenses	452,459	455,782	471,302	479,142	435,758
Asset impairment charges(2)	2,713	2,200	6,491	16,565	418
Other costs(3)	—	—	213	5,870	—
Depreciation and amortization	71,640	71,447	71,410	65,326	57,964

Operating income	136,336	130,072	122,397	29,239	116,304
Interest income (expense), net	(1,530)	(5,731)	(4,939)	(366)	2,707

Income from continuing operations before income taxes	134,806	124,341	117,458	28,873	119,011
Provision for income taxes	51,219	35,500	43,523	18,913	34,740

Income from continuing operations	83,587	88,841	73,935	9,960	84,271
Diluted income per common share from continuing operations	$3.05	$3.09	$2.50	$0.34	$2.82
Selected Operating Data for Continuing Operations:
Number of stores open at end of period	995	947	917	904	866
Comparable retail sales increase (decrease)	(2.5)%	(2.1)%	4.7%	2.6%	10.0%
Average net sales per store(4)	$1,587	$1,634	$1,703	$1,654	$1,643
Average square footage per store(5)	4,943	4,965	4,918	4,846	4,647
Average net sales per square foot(6)	$318	$332	$350	$355	$361
Balance Sheet Data (in thousands):
Working capital(7)	$347,305	$311,366	$312,595	$200,381	$282,049
Total assets	854,331	854,060	939,757	997,537	936,985
Long-term debt	—	—	55,000	—	—
Stockholders' equity	607,727	588,970	547,879	472,233	521,787

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

(5)
Average square footage per store represents the square footage of stores operated on the last day of the period divided by the number of such stores.

(6)
Average net sales per square foot represent net sales from stores open throughout the full period divided by the square footage of such stores.

(7)
Working capital is calculated by subtracting our current liabilities from our current assets.

ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our audited financial statements and notes thereto included in Item 15.—Exhibits and Financial Statement Schedules. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A—Risk Factors.

        As used in this Annual Report on Form 10-K, references to the "Company", "The Children's Place", "we", "us", "our" and similar terms refer to The Children's Place Retail Stores, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in our management's discussion and analysis of financial condition and results of operations are defined as follows:

  •
  Fiscal 2010—The fifty-two weeks ended January 29, 2011

  •
  Fiscal 2009—The fifty-two weeks ended January 30, 2010

  •
  Fiscal 2008—The fifty-two weeks ended January 31, 2009

  •
  Fiscal 2011—Our next fiscal year representing the fifty-two weeks ending January 28, 2012

  •
  FASB—Financial Accounting Standards Board

  •
  FASB ASC—FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

  •
  GAAP—Generally Accepted Accounting Principles

  •
  SEC—Securities and Exchange Commission

  •
  Comparable Store Sales—Net sales, in constant currency, from stores that have been open at least 14 full months and that have not been substantially remodeled during that time

  •
  Comparable Retail Sales—Comparable Store Sales plus comparable sales from our e-commerce store

  •
  Gross Margin—Gross profit expressed as a percentage of net sales

  •
  SG&A—Selling, general and administrative expenses

OVERVIEW

Our Business

        We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture and sell fashionable, high-quality, value-priced merchandise, virtually all of which is under our proprietary "The Children's Place" brand name. As of January 29, 2011, we operated 995 stores across North America and an online store at www.childrensplace.com.

Segment Reporting

        After the disposal of our Disney Store Business during Fiscal 2008 (see below), management continued its reassessment of our internal reporting structure. Net sales of Canadian operations had grown approximately 56% over the three fiscal years ended January 31, 2009, and after the disposal of the Disney business, its percentage of consolidated net sales had grown from approximately 9% to approximately 12%. Further, the fluctuations of the Canadian dollar relative to the U.S. dollar in recent years have had a significant impact on our Canadian operating results. Beginning in Fiscal 2009, our chief operating decision maker required, and we began reporting, discrete financial information for our Canadian operations.

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

Recent Developments

        On August 18, 2010, our Board of Directors authorized a share repurchase program in the amount of $100.0 million. On March 3, 2011, our Board authorized an additional share repurchase program in the amount of $100.0 million. Under the programs, we may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. During Fiscal 2010 we repurchased approximately 1.9 million shares for approximately $90.0 million. Subsequent to January 29, 2011 and through March 23, 2011, we repurchased an additional 0.2 million shares for approximately $10.5 million, which completed the initial share repurchase program and began the new share repurchase program announced on March 3, 2011. All of these shares have been retired. The timing and number of shares repurchased under the remaining program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions, and may be suspended or discontinued, or reinstituted without prior announcement, at any time. In connection with the share repurchase programs the 2008 Credit Agreement was amended each time to increase the allowable amount, subject to certain conditions, that we may spend on share repurchases.

        On February 11, 2011, we announced the resignation of Susan J. Riley, Executive Vice President, Finance and Administration. For transitional purposes, Ms. Riley remained in our employment until

March 4, 2011. Under Ms. Riley's employment agreement, she remains entitled to a $1.0 million payment. The expense associated with this payment was being amortized over the life of the employment agreement and as of January 29, 2011, approximately $0.9 million had been accrued.

        The Company also announced that, as of February 11, 2011, John Taylor, the Company's Vice President, Finance since 2007, will assume the position of Interim Principal Financial Officer and Bernard McCracken, the Company's Controller since 2009 and Vice President, Controller since 2010, will assume the position of Interim Principal Accounting Officer.

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

        In April 2008, the Company entered into a settlement and release of claims agreement with Hoop and the official committee of unsecured creditors in the Cases (the "Settlement Agreement"), which was approved by the U.S. Bankruptcy Court on April 29, 2008. Under the Settlement Agreement, the Company agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against the Hoop Entities. Such claims included intercompany charges for shared services of approximately $24.9 million, a capital contribution made on March 18, 2008 of approximately $8.3 million, payment of severance and other employee costs for the Company's employees servicing

Hoop of approximately $7.7 million, and $6.8 million of professional fees and other costs the Company has incurred during the Cases, as well as claims that might be asserted against the Company in the Cases. At January 30, 2010, the Company had paid approximately $46.1 million related to the Settlement Agreement, and had remaining accruals of $1.6 million, primarily for legal claims and related costs. As of January 29, 2011, the Company had paid approximately $47.2 million related to the Settlement Agreement, and had remaining accruals of $0.5 million, primarily for legal claims and related costs.

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

        During Fiscal 2010, the Company reported a $0.5 million loss from discontinued operations, net of income taxes, which is comprised of approximately $0.6 million of reserve adjustments, primarily related to legal claims and approximately $0.2 million of professional fees associated with the wind-down of the Hoop Entities. These costs are offset by a tax benefit of approximately $0.3 million.

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

Operating Highlights

        Net sales in Fiscal 2010 increased approximately $30.4 million, or 1.8%, to $1,674.0 million, compared to $1,643.6 million reported in Fiscal 2009. During Fiscal 2010, our Comparable Retail Sales decreased 2.5% compared to a decrease of 2.1% in Fiscal 2009. In Fiscal 2010, we opened 67 stores, remodeled 35 stores and closed 19 stores.

        Based on information from NPD Group, a consumer and retail market research firm, we believe our market share of children's apparel for The Children's Place brand increased to 4.4% in Fiscal 2010 from 4.1% in Fiscal 2009.

        During Fiscal 2010, we reported income from continuing operations of $83.6 million, or $3.05 per diluted share, compared to $88.8 million, or $3.09 per diluted share, in Fiscal 2009. During Fiscal 2010, our business was significantly impacted by the continued weakness in the U.S. and Canadian economic environments.

        Additionally, income from continuing operations included the following items, which affect comparability between the years:

  Fiscal 2010

  •
  A gain of approximately $0.7 million from the settlement of an employment tax audit related to stock options, of which approximately $0.1 million was a reversal of accrued interest.

  Fiscal 2009

  •
  Approximately $14.8 million of tax benefits, of which $10.3 million relates to foreign tax credits associated with the repatriation of foreign cash and $4.5 million relates to the release of certain accruals upon settlement of an IRS audit;

  •
  A gain of approximately $5.0 million from the settlement of an IRS employment tax audit related to stock options, of which approximately $1.5 million was a reversal of accrued interest;

  •
  Restructuring costs of approximately $2.8 million related to our strategic initiatives, primarily the relocation of our e-commerce fulfillment center from Secaucus, New Jersey to our distribution center in Fort Payne, Alabama;

  •
  Approximately $2.4 million of interest and deferred financing expenses related to repayments of our term loan;

  •
  Approximately $2.1 million of professional fees related to our proxy contest; and

  •
  An asset impairment charge of approximately $0.8 million for an underperforming store that had been open for less than two years.

        We have subsidiaries in Canada, Hong Kong and Shanghai whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes the average translation rates impacting our operating results:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Average Translation Rates(1)
Canadian Dollar	0.9743	0.8913	0.9301
Hong Kong Dollar	0.1287	0.1290	0.1285
China Yuan Renminbi	0.1481	0.1464	0.1446

(1)
The average translation rates are the average of the 12 monthly translation rates used during each fiscal year to translate the respective income statements. The rates represent the U.S. dollar equivalent of each foreign currency.

        For Fiscal 2010, the effects of these translation rate changes on net sales, gross profit and income from continuing operations before income taxes were increases of $18.2 million, $8.7 million and $4.5 million, respectively. Net sales are affected only by the Canadian dollar translation rates. In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its inventory purchases which are priced in U.S. dollars. The effect of the exchange rate on these purchases was an increase to our gross profit of approximately $5.6 million in Fiscal 2010.

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

        We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item. We estimate sell-through rates based upon historical and forecasted information. Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts. Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand. Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them. Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements. Our historical estimates have not differed materially from actual results and a 10% difference in our markdown reserve as of January 29, 2011 would have impacted net income by approximately $0.7 million. Our markdown reserve balance at January 29, 2011 and January 30, 2010 was approximately $11.2 million and approximately $12.9 million, respectively.

        Additionally, we adjust our inventory based upon an annual physical inventory, which is taken during the last quarter of the fiscal year. Based on the results of our historical physical inventories, an estimated shrink rate is used for each successive quarter until the next annual physical inventory, or sooner if facts or circumstances should indicate differently. A 1% difference in our shrinkage rate at retail could impact each quarter's net income by approximately $0.6 million.

        Stock-Based Compensation—We account for stock-based compensation according to the provisions of the "Compensation—Stock Compensation" topic of the FASB ASC.

  Restricted Stock, Deferred Stock and Performance Awards

        We grant restricted shares and deferred stock awards to our employees and non-employee directors and performance awards to certain key members of management. The fair value of these awards is based on the average of the high and low selling price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our forfeiture rate would impact our net income by approximately $0.2 million. In addition, the number of performance shares earned is dependent upon our operating results over a specified time period. The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance period. For all outstanding performance awards as of January 29, 2011, the performance periods have concluded and therefore are not subject to estimates of future operating performance.

  Stock Options

        During fiscal 2008, we ceased issuing stock options in favor of deferred stock awards. The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date. Total unamortized stock compensation at January 29, 2011 was not material and use of different assumptions regarding pricing and forfeitures would not have a material impact on our financial position or results of operations.

        Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits. We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations. While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations. Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of January 29, 2011 would have impacted net income by approximately $0.6 million.

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

        For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. We primarily determine fair market value to be the discounted future cash flows associated with those assets. In evaluating future cash flows, we consider external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends. Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. Historically, less than 2% of our stores required impairment charges in any one year. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material. At January 29, 2011, the average net book value per store was approximately $0.2 million.

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

  Recently Adopted Accounting Standards

        We have reviewed recent accounting standards issued under FASB ASC and have determined that they will have no material financial impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

        We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., "basis points"). For example, our selling, general and administrative expenses decreased approximately 70 basis points to 27.0% of net sales during Fiscal 2010 from 27.7% during Fiscal 2009. Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., "leveraging"), the more efficiently we have utilized the investments we have made in our business. Conversely, if our costs grow at a faster pace than our sales

(i.e., "de-leveraging"), we have less efficiently utilized the investments we have made in our business. The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales.

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.4	59.9	58.8

Gross profit	39.6	40.1	41.2
Selling, general and administrative expenses	27.0	27.7	28.9
Asset impairment charge	0.2	0.1	0.4
Other costs	—	—	—
Depreciation and amortization	4.3	4.3	4.4

Operating income	8.1	7.9	7.5
Interest income (expense), net	(0.1)	(0.3)	(0.3)

Income from continuing operations before income taxes	8.1	7.6	7.2
Provision for income taxes	3.1	2.2	2.7

Income from continuing operations	5.0	5.4	4.5
Income (loss) from discontinued operations, net of income taxes	—	—	0.5

Net income (loss)	5.0%	5.4%	5.1%

Number of stores in continuing operations, end of period	995	947	917

Note:
Table may not add due to rounding.

        The following tables sets forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (in thousands).

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales:
The Children's Place U.S.	$1,450,116	$1,441,562	$1,428,073
The Children's Place Canada	223,883	202,025	202,250

Total net sales	$1,673,999	$1,643,587	$1,630,323

Gross profit:
The Children's Place U.S.	$555,888	$559,865	$568,059
The Children's Place Canada	107,260	99,636	103,754

Total gross profit	$663,148	$659,501	$671,813

Gross Margin:
The Children's Place U.S.	38.3%	38.8%	39.8%
The Children's Place Canada	47.9%	49.3%	51.3%
Total Gross Margin	39.6%	40.1%	41.2%

Fiscal 2010 Compared to Fiscal 2009

        Net sales increased $30.4 million, or 1.8%, to $1,674.0 million during Fiscal 2010 from $1,643.6 million during Fiscal 2009. Our net sales increase resulted from a $51.1 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores, and an $18.2 million increase from favorable changes in the Canadian foreign exchange rate, partially offset by a Comparable Retail Sales decrease of 2.5%, or $38.9 million. Our 2.5% decrease in Comparable Retail Sales was primarily the result of a 4% decline in the average dollar transaction size partially offset by a 2% increase in the number of transactions. By department, Comparable Retail Sales were strongest for Accessories and Boys, and negative for Newborn and Girls. Regionally, U.S. Comparable Store Sales were down in all regions except the Southeast, which was flat.

        On a segment basis, The Children's Place U.S. net sales increased $8.5 million, or 0.6%, to $1,450.1 million in Fiscal 2010 compared to $1,441.6 million in Fiscal 2009. This increase resulted from a $31.7 million increase in e-commerce sales and a $37.3 million increase in sales from new stores and other stores that did not qualify as comparable stores, mostly offset by a Comparable Store Sales decrease of 4.7%, or $60.5 million. The decrease in Comparable Store Sales resulted primarily from a 6% decline in the average dollar transaction size partially offset by a 1% increase in the number of transactions. E-commerce sales, as a percentage of net sales, increased to 9.0% in Fiscal 2010 from 7.3% in Fiscal 2009. The Children's Place Canada net sales increased $21.9 million, or 10.8%, to $223.9 million in Fiscal 2010 compared to $202.0 million in Fiscal 2009. This increase resulted primarily from an $18.2 million increase resulting from favorable changes in the Canadian exchange rates and a $13.8 million increase in sales from new stores and other stores that did not qualify as comparable stores partially offset by a decline in Comparable Store Sales of 4.9%, or $10.1 million. The decrease in Comparable Store Sales was primarily the result of a 6% decline in the average dollar transaction size partially offset by a 1% increase in the number of transactions.

        During Fiscal 2010, we opened 67 stores, which included 58 in the United States and nine in Canada. We closed 19 stores in Fiscal 2010, all in the United States.

        Gross profit increased by $3.6 million to $663.1 million during Fiscal 2010 from $659.5 million in Fiscal 2009. Gross Margin decreased 50 basis points to 39.6% during Fiscal 2010 from 40.1% during Fiscal 2009. This decrease resulted primarily from higher markdowns of approximately 90 basis points and higher buying and occupancy costs of approximately 20 basis points partially offset by a higher initial mark-up of approximately 50 basis points and lower production, design and other costs of approximately 10 basis points. Increased markdowns resulted from a lack of demand for the product assortment. Gross Margin at The Children's Place U.S. decreased approximately 50 basis points to 38.3% in Fiscal 2010 from 38.8% in Fiscal 2009. This decrease resulted primarily from higher markdowns of approximately 60 basis points and higher buying costs of approximately 10 basis points partially offset by lower production, design and other costs of approximately 20 basis points. Gross Margin at The Children's Place Canada decreased approximately 140 basis points to 47.9% in Fiscal 2010 from 49.3% in Fiscal 2009. This decrease resulted primarily from higher markdowns of approximately 230 basis points and higher occupancy costs of approximately 60 basis points partially offset by a higher initial mark-up of approximately 150 basis points. The higher initial mark-up was favorably impacted by changes in foreign exchange rates.

        Selling, general and administrative expenses decreased $3.3 million to $452.5 million during Fiscal 2010 from $455.8 million during Fiscal 2009. As a percentage of net sales, SG&A decreased approximately 70 basis points to 27.0% during Fiscal 2010 from 27.7% during Fiscal 2009. The comparability of our SG&A was affected by the following items:

  Fiscal 2010

  •
  approximately $0.6 million, or 10 basis points, of accrual reversals related to the settlement of an employment tax audit related to stock options.

  Fiscal 2009

  •
  approximately $3.5 million, or 20 basis points, of accrual reversals related to the settlement of an IRS employment tax audit related to stock options;

  •
  approximately $2.8 million, or 20 basis points, of severance charges from the relocation of our e-commerce fulfillment facility and buyout costs related to the elimination of our auto-lease program; and

  •
  approximately $2.1 million, or 10 basis points, of professional fees associated with a proxy contest.

        Excluding the effect of the above, SG&A decreased approximately $1.4 million, or 60 basis points, primarily as a result of the following:

  •
  marketing expenses decreased approximately $9.1 million, or 60 basis points, due primarily to reductions in our direct mail and advertising programs;

  •
  stock-based compensation expense decreased approximately $0.6 million, or 10 basis points, primarily related to a reduction in the expected number of performance shares that will vest.

  •
  store expenses increased approximately $6.7 million, or 10 basis points. The increase in dollars is due to an average of 39 more stores in Fiscal 2010 and the de-leveraging is due primarily to a 2.5% decrease in Comparable Retail Sales partially offset by cost savings in supplies and repairs and maintenance; and

  •
  pre-opening expenses increased approximately $1.0 million, or 10 basis points, resulting from opening 29 more stores in Fiscal 2010.

        Asset impairment charges were $2.7 million during Fiscal 2010 compared to $2.2 million during Fiscal 2009. Asset impairment charges in Fiscal 2010 relate primarily to eight underperforming stores compared to 14 underperforming stores in Fiscal 2009. All underperforming stores were in The Children's Place U.S.

        Depreciation and amortization was $71.6 million during Fiscal 2010 compared to $71.4 million in Fiscal 2009. As a percentage of sales, depreciation expense was 4.3% in each of Fiscal 2010 and Fiscal 2009.

        Interest expense, net, was $1.5 million in Fiscal 2010, compared to $5.7 million in Fiscal 2009. Fiscal 2009 includes $3.9 million of interest expense related to an $85 million term loan that was fully repaid during the third quarter of Fiscal 2009. Also included in the interest expense during Fiscal 2009 is a $1.5 million accrued interest reduction resulting from the settlement of an IRS employment tax audit related to stock options and a $2.5 million charge related to the pre-payment of the remaining balance on our term loan.

        Provision for income taxes was approximately $51.2 million during Fiscal 2010, compared to $35.5 million during Fiscal 2009. The increase of $15.7 million is due to a $10.5 million increase in income from continuing operations before income taxes and an increase in our effective tax rate to 38.0% in Fiscal 2010 from 28.6% in Fiscal 2009. The increase in our effective tax rate is due to discrete items during Fiscal 2009, including $10.3 million of foreign tax credits related to cash repatriations from our Canadian subsidiaries and a $4.5 million accrual reduction related to the settlement of an IRS audit.

        Income (loss) from discontinued operations, net of income taxes was a loss of $0.5 million during each of Fiscal 2010 and Fiscal 2009. These losses relate to professional fees and accrual adjustments related to the wind-down of the Company's former subsidiaries that operated the Disney Store Business.

        Net income was $83.1 million in Fiscal 2010, compared to $88.4 million in Fiscal 2009 due to the factors discussed above. Earnings per diluted share was $3.03 during Fiscal 2010 compared to $3.08 during Fiscal 2009. This decrease in earnings per diluted share is due to the decrease in net income partially offset by a lower weighted average common shares outstanding of approximately 1.3 million. During Fiscal 2010, we repurchased and retired approximately 1.9 million common shares under our share repurchase program and during Fiscal 2009, we repurchased and retired approximately 2.5 million common shares pursuant to a share repurchase agreement.

Fiscal 2009 Compared to Fiscal 2008

        Net sales increased $13.3 million, or 0.8%, to $1,643.6 million during Fiscal 2009 from $1,630.3 million during Fiscal 2008. Our net sales increase resulted from $48.3 million of sales from new stores as well as stores that did not qualify as comparable stores, mostly offset by a Comparable Retail Sales decrease of 2.1%, or $29.8 million, and a $5.2 million decrease from unfavorable changes in the Canadian foreign exchange rate. The Comparable Retail Sales decrease is comprised of a Comparable Store Sales decrease of 3.8%, or $60.4 million, partially offset by an increase in e-commerce sales of 34.4%, or $30.6 million. Our 3.8% Comparable Store Sales decrease reflects a 1% decrease in the number of transactions and a 3% decrease in our average dollar transaction size.

        On a segment basis, The Children's Place U.S. net sales increased $13.5 million, or 1.0%, to $1,441.6 million in Fiscal 2009 compared to $1,428.1 million in Fiscal 2008. This increase resulted from a $30.6 million increase in e-commerce sales and a $31.4 million increase in sales from new stores and other stores that did not qualify as comparable stores, partially offset by a Comparable Store Sales decrease of 3.8%, or $48.5 million. E-commerce sales, as a percentage of net sales, increased to 7.3% in Fiscal 2009 from 5.5% in Fiscal 2008. The decrease in Comparable Store Sales resulted primarily from a 3% decline in the average dollar transaction size while the number of transactions were flat. Comparable Store Sales were down in all regions and all departments except for accessories, which was flat. The Children's Place Canada net sales decreased $0.2 million, or 0.1%, to $202.0 million in Fiscal 2009 compared to $202.2 million in Fiscal 2008. This decrease resulted from a Comparable Store Sales decrease of 6.0%, or $11.9 million and a $5.2 million decrease resulting from changes in the Canadian exchange rates mostly offset by a $16.9 million increase in sales from new stores and other stores that did not qualify as comparable stores. The decrease in Comparable Store Sales was primarily attributable to a 3% decline in the number of transactions and a 3% decrease in the average dollar transaction size. Comparable Store Sales were down in all departments except for accessories.

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

        Provision for income taxes was approximately $35.5 million during Fiscal 2009, compared to $43.5 million during Fiscal 2008, and our effective tax rate was 28.6% in Fiscal 2009, compared to 37.1% in Fiscal 2008. The decrease in the effective tax rate resulted primarily from discrete items during Fiscal 2009, including $10.3 million of foreign tax credits related to cash repatriations from our Canadian subsidiaries and a $4.5 million accrual reduction related to the settlement of an IRS audit.

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

        Our working capital increased $35.9 million to $347.3 million at January 29, 2011 compared to $311.4 million at January 30, 2010. This increase is primarily due to cash generated from operations mostly offset by cash paid for share repurchases. During Fiscal 2010, under our $100 million share repurchase program, we repurchased approximately 1.9 million shares for approximately $90.0 million. Subsequent to January 29, 2011 and through March 23, 2011, we repurchased an additional 0.2 million shares for approximately $10.5 million, which completed the initial share repurchase program and began the new share repurchase program announced on March 3, 2011. As of January 29, 2011, we had no borrowings under our credit facility. Our credit facility provides for borrowings up to the lesser of $200 million or our borrowing base, as defined by the credit facility agreement (see "Credit Facilities" below). At January 29, 2011, our borrowing base was $168.4 million.

        On June 11, 2009, we received a notice of assessment in the amount of approximately 2.3 million Canadian dollars from Revenue Quebec regarding our sales tax filings. We have objected to the assessment and believe that upon review it will be reversed. During the third quarter of fiscal 2009, Revenue Quebec required us to guarantee the assessed amount in the form of a deposit into a restricted cash account. Until such time that the pending assessment is resolved, the balance of the account remains the property of the Company. This amount is shown on the accompanying consolidated balance sheet as restricted cash. At January 29, 2011 and January 30, 2010, the U.S. dollar value of this deposit was $2.3 million and $2.1 million, respectively.

        On August 3, 2009, pursuant to a securities purchase agreement, we purchased approximately 2.5 million shares of our common stock at a price of $28.88 per share. Total cost of this share repurchase was $73.5 million, which included transaction costs of approximately $2.7 million.

        During Fiscal 2009, we re-paid in full our $85.0 million term loan (see "Term Loan" below).

        During the latter part of Fiscal 2010, we have observed material increases in the price of cotton and anticipate such prices will escalate through Fiscal 2011. We expect to mitigate these higher prices through product cost engineering, mix changes and retail price increases.

        We expect to be able to meet our capital requirements principally by using our cash on hand, cash flows from operations and availability under our credit facility.

Credit Facilities

        On July 31, 2008, we and certain of our domestic subsidiaries entered into a five year credit agreement (the "2008 Credit Agreement") with Wells Fargo Retail Finance, LLC ("Wells Fargo"), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender.

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

  (ii)
  the London InterBank Offered Rate, or "LIBOR", for an interest period of one, two, three or six months, as selected by us, plus a margin of 2.00% to 2.50% based on the amount of our average excess availability under the facility.

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

        On August 18, 2010 and also on March 7, 2011, in connection with the approval of our share repurchase programs, the 2008 Credit Agreement was amended to increase the allowable amount, subject to certain conditions, that we may spend on share repurchases.

        We capitalized an aggregate of approximately $2.6 million in deferred financing costs related to the 2008 Credit Agreement, which is being amortized on a straight-line basis over its term.

        The following table presents the components (dollars in millions) of the Company's credit facilities:

	January 29, 2011	January 30, 2010
Credit facility maximum	$200.0	$200.0
Borrowing Base	168.4	164.1
Outstanding borrowings	—	—
Letters of credit outstanding—merchandise	41.3	32.4
Letters of credit outstanding—standby	11.0	15.2

Utilization of credit facility at end of period	52.3	47.6

Availability	$116.1	$116.5

Interest rate at end of period	3.3%	3.3%

	Fiscal 2010	Fiscal 2009
Average end of day loan balance during the period	—	0.1
Highest end of day loan balance during the period	0.1	3.3
Average interest rate	3.3%	3.3%

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

        Under the Note Purchase Agreement, we issued $85.0 million of non-amortizing secured notes (the "Notes") which were due and payable on July 31, 2013. Amounts outstanding under the Note Purchase Agreement bore interest at the greater of (i) LIBOR, for an interest period of one, two, three or six months, as selected by the Company, or (ii) 3.00%, plus, in each case, a margin of between 8.50% and 9.75% depending on our leverage ratio.

        On April 13, 2009, we prepaid $47.0 million of the Notes, which included a $32.0 million mandatory payment plus a penalty free optional payment of $15.0 million. On August 3, 2009, the remaining principal amount of $38.0 million was prepaid (the "Final Payment"). In accordance with the terms of the Note Purchase Agreement, we were required to pay a prepayment premium of 1.5%, or approximately $0.6 million, on the Final Payment. Also, in connection with the Final Payment, the Note Purchase Agreement and our obligations under the Note Purchase Agreement were terminated.

Cash Flows/ Capital Expenditures

        Cash flows provided by operating activities were $174.5 million and $155.2 million during Fiscal 2010 and Fiscal 2009, respectively. The net increase of $19.3 million resulted primarily from the following:

  •
  the timing of payments on accounts payable and other current liabilities, primarily in-transit inventory, payroll and occupancy costs, which resulted in lower cash outflows of approximately $21.5 million;

  •
  lower cash outflows from deferred rent and other liabilities of approximately $5.9 million, primarily from lower lease costs related to our store expansion program;

  •
  net income, exclusive of non-cash charges, increased by approximately $3.4 million due primarily to higher net sales and the lower SG&A expenses; and

  •
  an increase in inventory during Fiscal 2010 compared to a decrease during Fiscal 2009 resulted in approximately $10.9 million of net cash outflows.

        Cash flows used in investing activities were $84.3 million and $64.3 million during Fiscal 2010 and Fiscal 2009, respectively. Cash paid for capital expenditures was $83.9 million in Fiscal 2010 compared to $62.2 million in Fiscal 2009. This increase of $21.7 million resulted primarily from Fiscal 2010 having 29 more store openings. Fiscal 2009 also included a $2.1 million restriction of cash.

        Cash flows used in financing activities were $78.0 million and $154.0 million in Fiscal 2010 and Fiscal 2009, respectively. Fiscal 2010 includes payments of $90.6 million for purchases of our common stock, primarily related to our share repurchase program, partially offset by $12.6 million of proceeds from the exercise of stock options and related tax benefits. Fiscal 2009 includes the full repayment of our $85.0 million term loan, stock repurchases of $74.0 million and $1.0 million paid for deferred financing costs partially offset by $6.0 million of proceeds from the exercise of stock options.

        We estimate that total capital expenditures will be in the range of $85 to $90 million in Fiscal 2011. Our increased planned capital expenditures for Fiscal 2011 reflects the anticipation of opening 85 stores and remodeling 90 stores compared to 67 store openings and 35 remodels in Fiscal 2010.

Approximately $60 million of our planned capital expenditures is expected to provide for new store openings and remodels, and we anticipate receiving approximately $11.5 million in related lease incentives during Fiscal 2011. The remainder of our Fiscal 2011 capital expenditure budget will be utilized for information technology, including merchandising and e-commerce systems, and other initiatives.

        Our ability to meet our capital requirements in Fiscal 2011 depends on our ability to generate cash flows from operations and our available borrowings under our credit facility. Cash flow generated from operations depends on our ability to achieve our financial plans. We believe that cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months. Further, we do not expect the current economy to preclude us from meeting our cash requirements.

        Historically, we have funded our capital expenditures primarily from operations, with occasional seasonal advances on our debt facilities. In Fiscal 2010, Fiscal 2009 and Fiscal 2008, our cash generated from operations along with existing cash on hand provided sufficient funds for our capital requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        The following tables summarize our contractual and commercial obligations for continuing operations as of January 29, 2011:

	Payment Due By Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$880,589	$154,332	$250,606	$185,959	$289,692
Employment contracts(2)	16,900	16,900	—	—	—
New store and remodel capital expenditure commitments—(3)	21,600	21,600	—	—	—

Total—Contractual Obligations	$919,089	$192,832	$250,606	$185,959	$289,692

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Credit facilities	$—	$—	$—	$—	$—
Purchase commitments(4)	287,786	287,786	—	—	—
Merchandise letters of credit	41,300	41,300	—	—	—
Standby letters of credit(5)	11,000	11,000	—	—	—

Total—Other Commercial Commitments	340,086	340,086	—	—	—

Total—Contractual Obligations and Other Commercial Commitments	$1,259,175	$532,918	$250,606	$185,959	$289,692

(1)
Certain of our operating leases include common area maintenance and other charges in our monthly rental expense. For other leases which do not include these charges in the minimum lease payments, we incur monthly charges, which are billed and recorded separately. These additional charges approximated 58% of our minimum lease payments over the last three fiscal years. Additionally, our minimum lease obligation does not include contingent rent based upon sales volume, which represented approximately 1.4% of our minimum lease payments over the last three fiscal years.

(2)
We have an employment agreement with our Chief Executive Officer, which provides for severance of two times the sum of base salary plus bonus, and certain benefits following any termination without cause or for "good reason". As of January 29, 2011, these severance benefits approximated $4.0 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $16.9 million of severance benefits should they either be terminated or suffer a degradation of duties as defined in their agreement. On February 11, 2011, we announced the resignation of Susan J. Riley, our Executive Vice President of Finance and Administration, and agreed to end her employment with us effective March 4, 2011. Ms. Riley's change in control benefits of $1.8 million, which is included in the aggregate amount above, ended with the announcement of her resignation on February 11, 2011.

(3)
As of January 29, 2011, we had executed 49 leases for new stores and 15 remodels. This amount represents our estimate of the capital expenditures required to open and begin operating the new and remodeled stores.

(4)
Represents purchase orders for merchandise for re-sale of approximately $286.6 million and equipment, construction and other non-merchandise commitments of approximately $1.2 million.

(5)
Represents letters of credit issued to landlords, banks and insurance companies.

        We self-insure and purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits, as described in Note 1 of the Notes to our Consolidated Financial Statements. Insurance reserves of approximately $5.8 million are included in other long term liabilities as of January 29, 2011. The long-term portion represents the total amount estimated to be paid beyond one year. We are not able to further estimate in which periods the long-term portion will be paid.

        As discussed more fully in Note 12 of the Notes to our Consolidated Financial Statements, our long-term liabilities include unrecognized tax benefits of approximately $15.2 million at January 29, 2011. We cannot make a reasonable estimate of the amount and period of related future payments for any of this amount.

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

        The following table sets forth certain statement of operations data and selected operating data for each of our last four fiscal quarters. Quarterly information for Fiscal 2009 is included in Note 15 of the Notes to our Consolidated Financial Statements. The quarterly statement of operations data and selected operating data set forth below were derived from our unaudited consolidated financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (in thousands, except per share data) (unaudited):

	Fiscal Year Ended January 29, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$422,133	$345,301	$453,395	$453,170
Gross profit	179,704	113,574	182,343	187,527
Selling, general and administrative expenses	113,455	107,281	114,210	117,513
Asset impairment charges	930	1,222	354	207
Depreciation and amortization	17,625	18,199	17,738	18,078
Operating income (loss)	47,694	(13,128)	50,041	51,729
Income (loss) from continuing operations before income taxes	47,238	(13,509)	49,651	51,426
Provision (benefit) for income taxes	19,231	(5,241)	18,493	18,736
Income (loss) from continuing operations	28,007	(8,268)	31,158	32,690
Income (loss) from discontinued operations, net of income taxes	(105)	35	151	(544)
Net income (loss)	27,902	(8,233)	31,309	32,146
Basic earnings (loss) per share amounts
Income (loss) from continuing operations	$1.02	$(0.30)	$1.16	$1.25
Income (loss) from discontinued operations, net of taxes	(0.00)	0.00	0.01	(0.02)

Net income (loss)	1.01	(0.30)	1.16	1.23
Basic weighted average common share outstanding	27,583	27,755	26,907	26,091
Diluted earnings (loss) per share amounts
Income (loss) from continuing operations	$1.00	$(0.30)	$1.14	$1.24
Income (loss) from discontinued operations, net of taxes	(0.00)	0.00	0.01	(0.02)

Net income (loss)	1.00	(0.30)	1.15	1.22
Diluted weighted average common share outstanding	27,930	27,755	27,238	26,452

*
Per share amounts may not add due to rounding.

(1)
Significant items impacting the fourth quarter of Fiscal 2010 include a reversal of stock-based compensation expense of approximately $1.6 million related to a reduction in the expected number of performance shares that will vest.

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

Cash and Cash Equivalents

        Cash and cash equivalents are normally invested in short-term financial instruments that will be used in operations within 90 days of the balance sheet date. Because of the short-term nature of these instruments, changes in interest rates would not materially affect their fair value.

Interest Rates

        Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability. As of January 29, 2011, we had no borrowings under the credit facility. During Fiscal 2010, end of day borrowings were not material and any change in interest rates would not have a material impact on our interest expense.

Foreign Assets and Liabilities

        Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. Our investments in our Canadian subsidiaries are considered long-term; however, we are not deemed to be permanently reinvested in our Hong Kong subsidiary. We do not hedge these net investments nor are we party to any derivative financial instruments. As of January 29, 2011, net assets in Canada and Hong Kong were approximately $114.6 million and $6.8 million, respectively. A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $11.5 million and $0.7 million, respectively. All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

        As of January 29, 2011, we had approximately $77.9 million of our cash and investment balances held in foreign countries, of which approximately $69.8 million was in Canada, $5.6 million was in Hong Kong and $2.5 million was in China.

Foreign Operations

        Approximately 13% of our consolidated net sales and total costs and expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses. Assuming a 10% change in foreign exchange rates, Fiscal 2010 net sales and operating expenses could have decreased or increased by approximately $22.4 million and $21.5 million, respectively. Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses. At January 29, 2011, we had foreign currency denominated receivables and payables, including intercompany balances, of approximately $3.0 million and $6.1 million, respectively. We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at January 29, 2011.

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

ITEM 9A.—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Management, including our Chief Executive Officer, our Interim Principal Accounting Officer, and our Interim Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 29, 2011. Based on that evaluation, our Chief Executive Officer, Interim Principal Accounting Officer and our Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective as of January 29, 2011 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our principal executive officers, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2011. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on our internal control over financial reporting, which is included herein.

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
Secaucus, New Jersey:

        We have audited The Children's Place Retail Stores, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 2011 and our report dated March 28, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY
March 28, 2011

ITEM 9B.—OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required to be included by Item 10 of Form 10-K will be set forth in the Company's proxy statement for its 2011 annual meeting of stockholders to be filed within 120 days after January 29, 2011 (the "Proxy Statement") and is incorporated by reference herein.

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
Secaucus, New Jersey:

        We have audited the accompanying consolidated balance sheets of The Children's Place Retail Stores, Inc. and subsidiaries (the "Company") as of January 29, 2011 and January 30, 2010 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Children's Place Retail Stores, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Children's Place Retail Stores, Inc. and subsidiaries' internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 28, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY
March 28, 2011

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	January 29, 2011	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$183,657	$168,380
Restricted cash	2,258	2,112
Accounts receivable	16,121	16,910
Inventories	210,523	206,227
Prepaid expenses and other current assets	46,860	45,713
Deferred income taxes	18,282	17,540

Total current assets	477,701	456,882

Long-term assets:
Property and equipment, net	320,601	312,801
Deferred income taxes	51,931	79,934
Other assets	4,098	4,443

Total assets	$854,331	$854,060

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$50,730	$55,547
Income taxes payable	1,143	1,212
Accrued expenses and other current liabilities	78,523	88,757

Total current liabilities	130,396	145,516

Long-term liabilities:
Deferred rent liabilities	94,394	98,705
Other tax liabilities	15,184	15,396
Other long-term liabilities	6,630	5,473

Total liabilities	246,604	265,090

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at January 29, 2011	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 26,136,084 and 27,474,774 issued and outstanding at January 29, 2011 and January 30, 2010, respectively	2,613	2,747
Additional paid-in capital	209,960	204,646
Accumulated other comprehensive income	13,157	7,561
Retained earnings	381,997	374,016

Total stockholders' equity	607,727	588,970

Total liabilities and stockholders' equity	$854,331	$854,060

See accompanying notes to these consolidated financial statements

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	$1,673,999	$1,643,587	$1,630,323
Cost of sales	1,010,851	984,086	958,510

Gross profit	663,148	659,501	671,813
Selling, general and administrative expenses	452,459	455,782	471,302
Asset impairment charges	2,713	2,200	6,491
Other costs	—	—	213
Depreciation and amortization	71,640	71,447	71,410

Operating income	136,336	130,072	122,397
Interest (expense), net	(1,530)	(5,731)	(4,939)

Income from continuing operations before income taxes	134,806	124,341	117,458
Provision for income taxes	51,219	35,500	43,523

Income from continuing operations	83,587	88,841	73,935
Income (loss) from discontinued operations, net of income taxes	(463)	(487)	8,435

Net income	$83,124	$88,354	$82,370

Basic earnings (loss) per share
Income from continuing operations	$3.09	$3.12	$2.52
Income (loss) from discontinued operations	(0.02)	(0.02)	0.29

Net income	$3.07	$3.10	$2.81

Basic weighted average common shares outstanding	27,084	28,463	29,307
Diluted earnings (loss) per share(1)
Income from continuing operations	$3.05	$3.09	$2.50
Income (loss) from discontinued operations	(0.02)	(0.02)	0.29

Net income	$3.03	$3.08	$2.79

Diluted weighted average common shares outstanding	27,436	28,707	29,548

(1)
Table may not add due to rounding

See accompanying notes to these consolidated financial statements

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity	Comprehensive Income (loss)
	Shares	Amount
BALANCE, February 2, 2008	29,140	$2,914	$195,591	$259,794	$13,934	$472,233
Exercise of stock options	219	22	4,714			4,736
Adjustment to tax benefit of canceled and vested stock awards			(1,392)			(1,392)
Vesting of stock awards	133	13	(13)			—
Stock-based compensation expense			7,598			7,598
Purchase and retirement of shares	(27)	(2)	(640)			(642)
Change in cumulative translation adjustment					(17,024)	(17,024)	$(17,024)
Net income				82,370		82,370	82,370

Comprehensive income							65,346

BALANCE, January 31, 2009	29,465	2,947	205,858	342,164	(3,090)	547,879

Exercise of stock options	273	27	5,954			5,981
Adjustment to tax benefit of canceled and vested stock awards			1,648			1,648
Vesting of stock awards	206	21	(21)			—
Stock-based compensation expense			8,450			8,450
Purchase and retirement of shares	(2,469)	(248)	(17,243)	(56,502)		(73,993)
Change in cumulative translation adjustment					10,651	10,651	10,651
Net income				88,354		88,354	88,354

Comprehensive income							99,005

BALANCE, January 30, 2010	27,475	2,747	204,646	374,016	7,561	588,970

Exercise of stock options	366	37	11,886			11,923
Excess tax benefits from stock-based compensation			692			692
Vesting of stock awards	242	24	(24)			—
Stock-based compensation expense			8,045			8,045
Purchase and retirement of shares	(1,947)	(195)	(15,285)	(75,143)		(90,623)
Change in cumulative translation adjustment					5,596	5,596	5,596
Net income				83,124		83,124	83,124

Comprehensive income							$88,720

BALANCE, January 29, 2011	26,136	$2,613	$209,960	$381,997	$13,157	$607,727

See accompanying notes to these consolidated financial statements

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,124	$88,354	$82,370
Less income (loss) from discontinued operations	(463)	(487)	8,435

Income from continuing operations	83,587	88,841	73,935
Reconciliation of income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	71,640	71,447	71,410
Stock-based compensation	8,045	8,450	7,391
Deferred taxes	27,473	17,345	32,152
Deferred rent expense and lease incentives	(16,623)	(16,627)	(16,228)
Other	4,091	5,362	6,170
Changes in operating assets and liabilities:
Inventories	(2,476)	8,438	(19,855)
Prepaid expenses and other assets	(2,366)	(137)	13,595
Accounts payable and other current liabilities	(13,134)	(34,683)	49,835
Intercompany—discontinued operations	(463)	(487)	(29,302)
Income taxes payable, net of prepayments	2,388	776	4,737
Deferred rent and other liabilities	12,349	6,452	11,910

Total adjustments	90,924	66,336	131,815

Net cash provided by operating activities of continuing operations	174,511	155,177	205,750
Net cash provided by operating activities of discontinued operations	—	—	12,628

Net cash provided by operating activities	174,511	155,177	218,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(83,945)	(62,217)	(51,693)
Restriction of cash	—	(2,112)	—
Purchase of company-owned life insurance policies	(373)	—	—
Sale of store leases and property and equipment	—	—	2,300

Net cash used in investing activities of continuing operations	(84,318)	(64,329)	(49,393)
Net cash used in investing activities of discontinued operations	—	—	(11,372)

Net cash used in investing activities	(84,318)	(64,329)	(60,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	156,712	183,613	746,714
Repayments under revolving credit facilities	(156,712)	(183,613)	(816,275)
Exercise of stock options	11,923	5,981	4,736
Borrowings (payments) on term loan	—	(85,000)	85,000
Deferred financing costs	—	(1,000)	(3,839)
Capital contribution to subsidiary in discontinued operations	—	—	(8,250)
Purchase and retirement of common stock, including transaction costs	(90,623)	(73,993)	(642)
Excess tax benefits from stock-based compensation	692	—	—

Net cash provided by (used in) financing activities of continuing operations	(78,008)	(154,012)	7,444
Net cash provided by (used in) financing activities of discontinued operations	—	—	(11,878)

Net cash provided by (used in) financing activities	(78,008)	(154,012)	(4,434)
Effect of exchange rate changes on cash of continuing operations	3,092	5,338	(6,577)
Effect of exchange rate changes on cash of discontinued operations	—	—	(2,022)

Effect of exchange rate changes on cash	3,092	5,338	(8,599)
Net increase (decrease) in cash and cash equivalents	15,277	(57,826)	144,580
Cash and cash equivalents, beginning of year	168,380	226,206	81,626

Cash and cash equivalents, end of year	$183,657	$168,380	$226,206

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes, net of refunds	$20,140	$16,786	$11,620
Cash paid during the year for interest	1,595	5,465	6,811
Decrease (increase) in accrued purchases of property and equipment, lease acquisition and software costs	2,870	(3,433)	(3,357)

See accompanying notes to these consolidated financial statements

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Children's Place Retail Stores, Inc. and subsidiaries (the "Company") is the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories and shoes for children from newborn to ten years of age. The Company designs, contracts to manufacture and sells high-quality, value-priced merchandise, virtually all of which is under the proprietary "The Children's Place" brand name. As of January 29, 2011, the Company operated 995 The Children's Place stores throughout North America and an Internet store at www.childrensplace.com. As part of its merchandise procurement process, the Company maintains business operations in Asia. The Company's corporate offices are in New Jersey and it has three distribution facilities in the United States and one in Canada.

        From November 2004 through April 2008, through four wholly owned subsidiaries, the Company operated the Disney Store retail chain in North America (the "Disney Store Business") under a license agreement with The Walt Disney Company. In accordance with generally accepted accounting principles and reflecting the Company's exit of the Disney Store Business in the first quarter of Fiscal 2008, the accompanying consolidated financial statements have classified the Disney Store Business as discontinued operations. In December 2008, the Company deconsolidated those subsidiaries operating the Disney Store Business (see Note 16).

        Terms that are commonly used in the Company's notes to consolidated financial statements are defined as follows:

  •
  Fiscal 2010—The fifty-two weeks ended January 29, 2011

  •
  Fiscal 2009—The fifty-two weeks ended January 30, 2010

  •
  Fiscal 2008—The fifty-two weeks ended January 31, 2009

  •
  Fiscal 2007—The fifty-two weeks ended February 2, 2008

  •
  Fiscal 2011—The Company's next fiscal year representing the fifty-two weeks ending January 28, 2012

  •
  SEC—Securities and Exchange Commission

  •
  GAAP—Generally Accepted Accounting Principles

  •
  FASB—Financial Accounting Standards Board

  •
  FASB ASC—FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

Fiscal Year

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

Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. As of January 29, 2011, the Company does not have any investments in unconsolidated affiliates. The "Consolidation" topic of the FASB ASC is considered when determining whether an entity is subject to consolidation.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

        On June 11, 2009, the Company received a notice of assessment in the amount of approximately 2.3 million Canadian dollars from Revenue Quebec regarding the Company's sales tax filings. The Company has objected to the assessment and believes that upon review it will be reversed. During the third quarter of fiscal 2009, Revenue Quebec required the Company to guarantee the assessed amount in the form of a deposit into a restricted cash account. Until such time that the pending assessment is resolved, the balance of the account remains the property of the Company. This amount is shown on the accompanying consolidated balance sheet as restricted cash. At January 29, 2011 and January 30, 2010, the U.S. dollar value of this deposit was $2.3 million and $2.1 million, respectively.

Revenue Recognition

        The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $0.8 million and $0.6 million as of January 29, 2011 and January 30, 2010, respectively, for Internet sales shipped but not yet received by the customer. Sales tax collected from customers is excluded from revenue.

        An allowance for estimated sales returns is calculated based upon the Company's sales return experience and is recorded in accrued expenses and other current liabilities. The allowance for estimated sales returns was approximately $2.8 million and $3.8 million as of January 29, 2011 and January 30, 2010, respectively.

        The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities. The Company recognizes income from gift cards that are not expected to be redeemed based upon an extended period of dormancy where statutorily permitted. The Company recognized income for gift card dormancy of approximately $1.7 million, $1.0 million and $0.5 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company offers a private label credit card to its customers, which provides a discount on future purchases once a minimum annual purchase threshold has been exceeded. The Company estimates the future discounts to be provided based on history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. The Company defers a proportionate amount of revenue from customers based on an estimated value of future discounts. The Company recognizes such deferred revenue as future discounts are taken on sales above the annual minimum. This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege. The Company's private label customers earn the discount privilege on year-to-date basis, and such privilege expires at fiscal year end. Accordingly, there is no related deferred revenue at the end of each fiscal year.

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

Stock-Based Compensation

        The Company maintains several stock-based compensation plans, which are administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Compensation Committee is comprised of independent members of the Board of Directors (the "Board"). The Company grants stock awards under its 2005 Equity Incentive Plan as amended on June 27, 2008 (the "Equity Plan"). The Equity Plan allows the Compensation Committee to grant multiple forms of stock-based compensation such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards.

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

  Deferred and Restricted Stock Awards ("Deferred Awards")

        Deferred Awards are granted to various employees on an annual basis for merit purposes or in conjunction with hirings. Board members also receive deferred stock awards as part of their annual compensation. Deferred Awards generally vest over a one to three year period. The fair value of Deferred Awards is defined as the average of the high and low trading price of the Company's common stock on the date of grant.

  Performance Awards

        Performance awards are granted to members of senior management and are shares of common stock that are earned if performance criteria, as defined by the Compensation Committee, are met. Performance criteria generally consist of operating income targets along with a service requirement on the part of the awardees. The fair value of Performance Awards is defined as the average of the high and low trading price of the Company's common stock on the date of grant.

  Stock Options

        During Fiscal 2008, the Company ceased issuing stock options in favor of deferred stock awards. All stock options currently outstanding were valued using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long an employee will hold their vested stock options before exercise, the estimated volatility of the Company's common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. As of January 29, 2011, unamortized expense associated with stock options was not material.

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

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In accordance with this topic, the following table reconciles income (loss) and share amounts utilized to calculate basic and diluted net income (loss) per common share (in thousands):

	For Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Income from continuing operations	$83,587	$88,841	$73,935
Income (loss) from discontinued operations, net of income taxes	(463)	(487)	8,435

Net income	$83,124	$88,354	$82,370

Basic weighted average common shares	27,084	28,463	29,307
Dilutive effect of stock awards	352	244	241

Diluted weighted average common shares	27,436	28,707	29,548

Antidilutive stock awards(1)	103	747	1,157

(1)
Antidilutive stock awards are comprised of stock options and unvested deferred, restricted and performance shares which would have been antidilutive in the application of the treasury stock method in accordance with "Earnings Per Share" topic of FASB ASC.

Accounts Receivable

        Accounts receivable consists of credit and debit card receivables, landlord construction allowance receivables and other miscellaneous items. Credit and debit card receivables represent credit and debit card sales for which the respective third party service company has yet to remit the cash. The unremitted balance approximates the last few days of related sales for each reporting period. Bad debt associated with these sales is not material. Landlord construction allowance receivables represent landlord contributions to our construction costs of building out the related real estate, primarily new and remodeled stores. Total construction costs are capitalized as property and equipment and the landlord construction allowances are recorded as a lease incentive, a component of deferred rent, which is amortized as a reduction of rent expense over the lease term. Landlord construction allowance receivables were approximately $4.9 million and $4.2 million at January 29, 2011 and January 30, 2010, respectively.

Insurance and Self-Insurance Reserves

        The Company self-insures and purchases insurance policies to provide for workers' compensation, general liability and property losses, as well as director and officer's liability, vehicle liability and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. The Company records the current portions of employee medical benefits, workers compensation and general liability reserves in accrued expenses and other current liabilities. As of January 29, 2011 and January 30, 2010, the current portions of these reserves were approximately $6.2 million and $7.3 million, respectively. The Company records the long-term portions of employee medical benefits, workers' compensation and

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

general liability reserves in other long-term liabilities. As of January 29, 2011 and January 30, 2010, the long-term portions of these reserves were approximately $5.8 million and $5.4 million, respectively.

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

        For store-related assets, the Company reviews all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis. For each store that shows indications of operating losses, the Company projects future cash flows over the remaining life of the lease and compares the total undiscounted cash flows to the net book value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily determines fair market value to be the discounted future cash flows associated with those assets. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends. Internal factors include the Company's ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll, and in certain cases, its ability to renegotiate lease costs.

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

        During Fiscal 2009, the Company relocated its e-commerce fulfillment center from its leased warehouse distribution center in Secaucus, New Jersey to its owned warehouse distribution center in Fort Payne, Alabama. In conjunction with this move, the Company terminated certain employees and provided them with termination benefits that met the criteria described above. The total obligation of approximately $2.0 million was paid and expensed during Fiscal 2009 and is included in selling, general and administrative expenses.

Deferred Financing Costs

        The Company capitalizes costs directly associated with acquiring third party financing. Deferred financing costs are included in other assets and are generally amortized on a straight-line basis as interest expense over the term of the related indebtedness. In cases where financing costs are based on amounts borrowed, the portion of those costs related to prepayments, if any, is accelerated. At January 29, 2011, deferred financing costs, net of accumulated amortization of $1.2 million, were approximately $1.4 million. At January 30, 2010, deferred financing costs, net of accumulated amortization of $0.6 million, were approximately $2.0 million.

Pre-opening Costs

        Store pre-opening costs consist primarily of occupancy costs, payroll, supply, and marketing expenses, and are expensed as incurred in selling, general and administrative expenses.

Advertising and Marketing Costs

        The Company expenses the cost of advertising when the advertising is first run or displayed. Included in selling, general and administrative expenses for Fiscal 2010, Fiscal 2009 and Fiscal 2008 are advertising and other marketing costs of approximately $36.6 million, $46.0 million and $49.6 million, respectively.

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

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income consists of cumulative translation adjustments net of certain tax adjustments.

Foreign Currency Translation

        The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with the "Foreign Currency Matters" topic of the FASB ASC, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity. The Company also transacts certain business in foreign denominated currencies, primarily its Canadian subsidiary purchases inventory in U.S. Dollars, and there are intercompany charges between various subsidiaries. In Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company recorded realized and unrealized gains (losses) on such transactions of approximately $0.3 million, $0.5 million and $(2.7) million, respectively.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In conjunction with the Company's deconsolidation of its Canadian subsidiary, Hoop Canada, Inc. (see Note 16 below), approximately $0.5 million of cumulative translation adjustment was credited to income (loss) from discontinued operations in Fiscal 2008.

Legal Contingencies

        The Company reserves for the outcome of litigation and contingencies when it determines an adverse outcome is probable and can estimate losses. Estimates are adjusted as facts and circumstances require. The Company expenses the costs to resolve litigation as incurred, net of amounts, if any, recovered through our insurance coverage.

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

Recently Issued Accounting Standards

        The Company has reviewed all recent accounting standards issued under FASB ASC and has determined that they have no material financial impact on the Company's condensed consolidated financial statements.

2. STOCKHOLDERS' EQUITY

        On August 18, 2010, the Company's Board of Directors authorized a share repurchase program in the amount of $100.0 million. Under the program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. As of January 29, 2011, the Company has repurchased approximately 1.9 million shares at an aggregate cost of approximately $90.0 million, which is an average cost of $46.54 per share. All of these shares have been retired. The timing and remaining number of shares repurchased under the program will depend

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. STOCKHOLDERS' EQUITY (Continued)

on a variety of factors including price, corporate and regulatory requirements, and other market conditions, and may be suspended or discontinued, and reinstituted without prior announcement, at any time.

        On July 29, 2009, the Company entered into a securities purchase agreement with Ezra Dabah, the Company's former Chief Executive Officer, Renee Dabah and certain related trusts (collectively, the "Sellers") pursuant to which the Company agreed to purchase from the Sellers an aggregate of approximately 2.5 million shares of the Company's common stock at a price of $28.88 per share, which represented a discount of 5% to the average of the closing prices of the Company's common stock of the three days ended July 28, 2009 (the "Purchase"). On August 3, 2009, the Purchase was completed with the Company making total payments to the Sellers of approximately $70.8 million and, as such, the acquired shares of common stock were retired. In addition, the Company incurred approximately $2.7 million in transaction costs related to the Purchase, which are included in the cost of the acquired shares.

        Additionally, pursuant to restrictions imposed by the Company's equity plan during black-out periods, the Company withholds and retires shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients. The Company's payment of the withholding taxes in exchange for the shares constitutes a purchase of its common stock. During Fiscal 2010 and Fiscal 2009, the Company retired approximately 14,000 and 18,000 shares, respectively, and made related withholding tax payments of approximately $0.6 million and $0.5 million, respectively.

        In accordance with the "Equity" topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings. The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding. Related to all shares retired for Fiscal 2010 and Fiscal 2009, approximately $75.1 million and $56.5 was charged to retained earnings.

3. STOCK-BASED COMPENSATION

        The following tables summarize the Company's stock-based compensation expense (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Deferred stock expense	$6,695	$5,728	$5,169
Performance award expense(1)	558	1,633	1,168
Restricted stock expense	735	863	719
Stock option expense	57	226	542

Total stock-based compensation expense(2)	$8,045	$8,450	$7,598

(1)
During the Fiscal 2010, the Company lowered the expected number of shares that will vest.

(2)
During Fiscal 2010, Fiscal 2009 and Fiscal 2008, stock-based compensation expense of approximately $1.4 million, $1.2 million and $1.0 million, respectively, was recorded in cost of goods sold.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

        The Company recognized tax benefits related to stock-based compensation expense of approximately $3.2 million, $3.4 million and $3.0 million in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

        During the fourth quarter of Fiscal 2007, the Compensation Committee approved the 2008 Long Term Incentive Plan (the "LTIP"). The LTIP provides for the issuance of deferred stock awards and performance awards to key members of management (the "Participants"). Each award is based on salary level and the fair market value of the Company's common stock on the date the Compensation Committee approves the grant. The deferred stock awards vest on a graded basis over three years and have a service requirement only. The performance awards have the following key features:

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

  •
  Awards may be earned in each of the fiscal years based upon meeting the established performance criteria for that year; however, except in certain circumstances, the Participants must be employed by the Company on the vest date or their awards are forfeited.

        On January 4, 2010 as part of an employment agreement, the Company granted its new Chief Executive Officer 93,255 deferred stock awards that vest on a graded basis over three years. Also awarded were performance awards that provide for the issuance of 62,170 Target Shares if the Company achieved a specified level of operating income for Fiscal 2010. As a result of actual operating results for Fiscal 2010, none of the performance awards were earned or vested.

Deferred and Restricted Awards ("Deferred Awards")

        During Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company issued total Deferred Awards of 144,585, 318,797 and 303,596, respectively. All of these awards vest over three years except for those issued to the members of the Board of Directors, which vest over one year. Changes in the Company's

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

unvested Deferred Awards for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were as follows (shares in thousands):

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Number of Deferred Awards	Weighted Average Grant Date Fair Value	Number of Deferred Awards	Weighted Average Grant Date Fair Value	Number of Deferred Awards	Weighted Average Grant Date Fair Value
Unvested at beginning of year	512	$30.34	463	$32.84	493	$29.95
Granted	145	46.19	319	27.45	304	34.66
Vested(1)	(242)	29.51	(206)	31.51	(132)	30.45
Forfeited	(59)	32.98	(64)	30.24	(202)	30.08

Unvested at end of year	356	$36.91	512	$30.34	463	$32.84

(1)
In Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company withheld shares of approximately 14,000, 18,000 and 27,000, respectively, to satisfy the withholding tax requirements of certain recipients. These shares were immediately retired.

        Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $10.2 million as of January 29, 2011, which will be recognized over a weighted average period of approximately 2.1 years.

  Performance Awards

        During Fiscal 2010 and Fiscal 2009, the Company issued performance awards that provide for the issuance of 15,500 and 62,170 Target Shares if the Company achieves specified levels of operating income for Fiscal 2010. Provided that the performance criteria are met, the Fiscal 2010 awards vest over three years while the Fiscal 2009 award vests over one year. In Fiscal 2008 and Fiscal 2007 the Company granted performance awards that provide for the issuance of 288,326 Target Shares if the Company achieves a specified level of operating income for each of Fiscal 2008, Fiscal 2009, and Fiscal 2010, as well as in the aggregate.

        Based on the operating results for Fiscal 2008, Fiscal 2009, and Fiscal 2010 and the related performance criteria established, the awards granted in Fiscal 2008 have earned 166.67% of their Target Shares, or 140,447 shares, the award granted in Fiscal 2009 did not meet its performance criteria and therefore no shares were earned, while the awards granted in Fiscal 2010 have earned 70% of their Target Shares, or 10,850 shares.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

        Changes in the Company's unvested performance awards for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were as follows (shares in thousands):

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	174	$27.65	141	$24.28	210	$20.97
Granted	16	46.30	62	32.89	43	31.92
Vested	—	—	—	—	—	—
Forfeited	(28)	28.43	(29)	22.55	(112)	20.97

Unvested at end of year	162	$29.30	174	$27.65	141	$24.28

(1)
The activity of unvested performance shares is based on the Participants earning their Target Shares at 100%. As of January 29, 2011 and based on the Company's operating performance for the three years then ended, it was calculated that Participants earned 151,297 shares. In March of 2011, the Compensation Committee approved the operating results, at which time 140,447 shares, which represents all of the earned performance awards granted in Fiscal 2008, became vested. The 10,850 of earned performance awards granted in Fiscal 2010 will vest in accordance with their prescribed service requirements.

        Total unrecognized stock-based compensation expense related to unvested performance awards approximated $0.3 million as of January 29, 2011, which will be recognized over a weighted average period of approximately 1.6 years.

  Stock Option Awards

        No stock options were issued during Fiscal 2010 and Fiscal 2009. During Fiscal 2008, the Company issued 30,000 stock options of which grant date fair value was estimated using the Black-Scholes option pricing model, incorporating the following assumptions:

Factor	Assumption
Dividend yield	0%
Volatility factor(1)	45.6%
Weighted average risk-free interest rate(2)	3.2%
Expected life of options(3)	5.1 years
Weighted average fair value on grant date	$12.81 per share

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

        Changes in outstanding stock options for the three fiscal years in the period ended January 29, 2011 are summarized below (options in thousands):

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	731	$33.22	1,187	$31.73	2,221	$32.20
Granted	—	—	—	—	30	29.05
Exercised(1)	(366)	32.57	(273)	21.88	(220)	21.29
Forfeited	(14)	33.97	(183)	40.52	(844)	35.58

Options outstanding at end of year(2)	351	$33.93	731	$33.22	1,187	$31.73

Options exercisable at end of year(3)	335	$34.35	691	$33.66	1,105	$32.24

(1)
The aggregate intrinsic value of options exercised was approximately $5.4 million, $3.0 million and $2.6 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

(2)
The aggregate intrinsic value of options outstanding at the end of Fiscal 2010 was approximately $3.3 million.

(3)
The aggregate intrinsic value of options exercisable at the end of Fiscal 2010 was approximately $3.0 million.

        The following table summarizes information regarding options outstanding at January 29, 2011 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 8.98 - $21.63	35	$15.85	4.7	29	$15.20	4.2
$22.02 - $31.63	122	26.19	4.6	112	25.94	4.3
$31.89 - $42.15	78	36.85	3.8	78	36.85	3.8
$44.12 - $50.81	116	45.54	4.4	116	45.54	4.4

$ 8.98 - $50.81	351	$33.93	4.3	335	$34.35	4.2

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

        Changes in the Company's unvested stock options for Fiscal 2010 were as follows (options in thousands):

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at beginning of year	40	$11.24
Granted	—	—
Vested	(24)	11.34
Forfeited	—	—

Unvested at end of year	16	$11.08

        Total unrecognized stock-based compensation expense related to unvested stock options was not material as of January 29, 2011.

        As of January 29, 2011, and with the final determination of the number performance shares earned, the Company had the following activity in its shares available for grant under its 2005 Equity Plan (in thousands):

Shares
Available at January 31, 2009	1,021
Equity award activity during Fiscal 2009:
Awards granted	320
Awards forfeited	(135)

Net equity award activity during Fiscal 2009	185

Available at January 30, 2010	836

Equity award activity during Fiscal 2010:
Awards granted	155
Awards forfeited	(106)

Net equity award activity during Fiscal 2010	49

Available at January 29, 2011	787

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (dollars in thousands):

	Asset Life	January 29, 2011	January 30, 2010
Property and equipment:
Land and land improvements	—	$3,403	$3,403
Building and improvements	20 - 25 yrs	34,360	30,451
Material handling equipment	10 - 15 yrs	50,011	31,243
Leasehold improvements	Lease life	398,991	378,097
Store fixtures and equipment	3 - 10 yrs	279,674	259,641
Capitalized software	5 yrs	71,993	65,869
Construction in progress	—	18,951	17,770

		857,383	786,474
Less accumulated depreciation and amortization		(536,782)	(473,673)

Property and equipment, net		$320,601	$312,801

        During Fiscal 2010, the Company recorded $2.7 million of impairment charges related primarily to eight underperforming stores. In Fiscal 2009, the Company recorded $2.2 million of impairment charges related primarily to 14 underperforming stores. During Fiscal 2008, the Company recorded $6.5 million of impairment charges related primarily to 18 underperforming stores. All underperforming stores were in The Children's Place U.S.

        During Fiscal 2010, the Company capitalized approximately $11.2 million of external software costs and approximately $1.3 million of internal programming and development costs. During Fiscal 2009, the Company capitalized approximately $5.9 million of external software costs and approximately $0.5 million of internal programming and development costs. Amortization expense of capitalized software was approximately $7.8 million in Fiscal 2010 and $8.0 million in each of Fiscal 2009 and Fiscal 2008.

        As of January 29, 2011, the Company had approximately $4.7 million in property and equipment for which payment had not been made, of which $0.8 million was included in accounts payable and $3.9 million was included in accrued expenses and other current liabilities.

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

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT FACILITIES (Continued)

  (ii)
  the London InterBank Offered Rate, or "LIBOR", for an interest period of one, two, three or six months, as selected by the Company, plus a margin of 2.00% to 2.50% based on the amount of the Company's average excess availability under the facility.

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

        The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures, share repurchase programs and the payment of dividends or similar payments. Credit extended under the 2008 Credit Agreement is secured by a first or second priority security interest in substantially all of the Company's assets.

        On August 18, 2010 and also on March 7, 2011, in connection with the approval of the Company's share repurchase programs, the 2008 Credit Agreement was amended to increase the allowable amount, subject to certain conditions, that the Company may spend on share repurchases.

        The Company capitalized an aggregate of approximately $2.6 million in deferred financing costs related to the 2008 Credit Agreement, which is being amortized on a straight-line basis over its term.

        The table below presents the components (dollars in millions) of the Company's credit facilities:

	January 29, 2011	January 30, 2010
Credit facility maximum	$200.0	$200.0
Borrowing Base	168.4	164.1
Outstanding borrowings	—	—
Letters of credit outstanding—merchandise	41.3	32.4
Letters of credit outstanding—standby	11.0	15.2

Utilization of credit facility at end of period	52.3	47.6

Availability	$116.1	$116.5

Interest rate at end of period	3.3%	3.3%

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT FACILITIES (Continued)

	Fiscal 2010	Fiscal 2009
Average end of day loan balance during the period	—	0.1
Highest end of day loan balance during the period	0.1	3.3
Average interest rate	3.3%	3.3%

Letter of Credit Fees

        Letter of credit fees, which are included in cost of sales, approximated $0.4 million in Fiscal 2010 and $0.4 million in each of Fiscal 2009 and Fiscal 2008.

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

        Under the Note Purchase Agreement, the Company issued $85.0 million of non-amortizing secured notes (the "Notes") which were due and payable on July 31, 2013. Amounts outstanding under the Note Purchase Agreement bore interest at the greater of (i) LIBOR, for an interest period of one, two, three or six months, as selected by the Company, or (ii) 3.00%, plus, in each case, a margin of between 8.50% and 9.75% depending on the Company's leverage ratio.

        On April 13, 2009, the Company prepaid $47.0 million of the Notes, which included a $32.0 million mandatory payment plus a penalty-free optional payment of $15.0 million. On August 3, 2009, the remaining principal amount of $38.0 million was prepaid (the "Final Payment"). In accordance with the terms of the Note Purchase Agreement, the Company was required to pay a prepayment premium of 1.5%, or approximately $0.6 million, on the Final Payment. Also, in connection with the Final Payment, the Note Purchase Agreement and the Company's obligations under the Note Purchase Agreement were terminated.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTEREST INCOME (EXPENSE), NET

        The following table presents the components of the Company's interest income (expense), net from continuing operations (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Interest income	$615	$620	$3,114
Tax-exempt interest income	24	14	48

Total interest income	639	634	3,162
Interest expense—term loan	—	3,858	5,083
Interest expense—credit facilities	236	303	1,113
Unused line fee	1,191	773	287
Amortization of deferred financing fees(1)	580	2,430	510
Other interest and fees(2)	162	(999)	1,108

Total interest expense	2,169	6,365	8,101

Interest income (expense), net	$(1,530)	$(5,731)	$(4,939)

(1)
Fiscal 2009 includes approximately $1.9 million of accelerated deferred financing costs associated with prepayments made on the Company's term loan.

(2)
Fiscal 2009 includes a credit of approximately $1.5 million of interest accrual reversals related to the settlement of an IRS employment tax audit related to stock options.

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets are comprised of the following (in thousands):

	January 29, 2011	January 30, 2010
Prepaid property expense	$20,665	$20,086
Prepaid income taxes	13,605	16,123
Prepaid maintenance contracts	3,335	3,924
Prepaid insurance	2,152	2,315
Prepaid supplies	186	421
Other prepaid expenses	6,917	2,844

Prepaid expenses and other current assets	$46,860	$45,713

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities are comprised of the following (in thousands):

	January 29, 2011	January 30, 2010
Customer liabilities	$22,751	$22,262
Accrued salaries and benefits	20,891	22,705
Sales taxes and other taxes payable	5,776	5,522
Accrued store expenses	5,053	7,053
Accrued real estate expenses	4,546	6,802
Accrued construction-in-progress	3,897	6,846
Accrued insurance	3,018	3,018
Accrued marketing	3,193	2,989
Accrued freight	2,910	2,395
Accrued professional fees	1,747	2,182
Accrued expenses of discontinued operations	482	1,333
Other accrued expenses	4,259	5,650

Accrued expenses and other current liabilities	$78,523	$88,757

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

        Store, office and distribution facilities minimum rent, contingent rent and sublease income from continuing operations are as follows (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Minimum rentals	$155,129	$147,129	$142,970
Additional rent based upon sales	1,715	2,145	2,404
Sublease income	(630)	(611)	(593)

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum annual lease payments under the Company's operating leases at January 29, 2011 were as follows (in thousands):

Operating Leases
2011	$154,332
2012	134,055
2013	116,551
2014	99,692
2015	86,267
Thereafter	289,692

Total minimum lease payments	$880,589

  New Store and Remodel Capital Commitments

        As of January 29, 2011, the Company executed 49 leases for new stores and 15 remodels. The Company estimates the capital expenditures required to open and begin operating these stores will be approximately $21.6 million.

  Purchase Commitments

        As of January 29, 2011, the Company has entered into various purchase commitments for merchandise for re-sale of approximately $286.6 million and approximately $1.2 million for equipment, construction and other non-merchandise commitments.

  Employment Agreements

        The Company has an employment agreement with its Chief Executive Officer, which provides for severance of two times the sum of base salary plus bonus, and certain benefits following any termination without cause or for "good reason". As of January 29, 2011, these severance benefits approximated $4.0 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $16.9 million of severance benefits should they either be terminated or suffer a degradation of duties as defined in their agreement. On February 11, 2011, we announced the resignation of Susan J. Riley, Executive Vice President of Finance and Administration, and agreed to terminate her employment with us effective March 4, 2011. Under Ms. Riley's employment agreement, she remains entitled to a $1.0 million payment. The expense associated with this payment was being amortized over the life of the employment agreement and as of January 29, 2011, approximately $0.9 million had been accrued. Ms. Riley's change in control benefits of approximately $1.8 million, which is included in the aggregate amount above, ended with the announcement of her resignation on February 11, 2011.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LEGAL AND REGULATORY MATTERS

        On June 16, 2009, a putative stockholder derivative action was filed in the Superior Court of New Jersey, Hudson County, Chancery Division, against the Company and certain of its current and former directors and senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of the Company's current and former directors and executives breached their fiduciary duties to the Company and its stockholders by causing the Company to issue false and misleading public statements and by abdicating their responsibilities to the Company and its stockholders, in violation of state law. The complaint also alleges that the defendants committed corporate waste in connection with a severance payment to the Company's former Chief Executive Officer. The complaint seeks monetary damages from the individual defendants as well as costs and disbursements of the lawsuit, including expert fees, as well as equitable relief. On November 20, 2009, defendants moved to dismiss the complaint, on the grounds that, among other things, (i) the claims asserted in the action are barred by the prior settlement of the stockholder class action filed in the United States District Court for the Southern District of New York, and (ii) plaintiff failed to make a demand on the Company's Board of Directors to initiate the lawsuit, as required by applicable state law. The court heard oral arguments on the motion to dismiss on March 25, 2010 and on June 3, 2010 the court issued an oral decision denying the defendants' motion to dismiss, while stating that the court took no position on the merits of the case. On July 28, 2010, the defendants filed a motion in the Superior Court of New Jersey, Appellate Division, seeking extraordinary leave to appeal from the interlocutory order denying defendants' motion to dismiss, which motion was denied on August 20, 2010. While we believe there are valid defenses to the claims and we will defend ourselves vigorously, no assurance can be given as to the outcome of this litigation. This claim has been tendered to our insurance carrier and we believe that any settlement would be covered by our insurance and, as such, we do not expect that this litigation will have a material adverse effect on our financial position, results of operations and cash flows.

        The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company's financial condition.

12. INCOME TAXES

        The components of income from continuing operations before taxes are as follows (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
U.S.	$69,674	$59,052	$44,768
Foreign	65,132	65,289	72,690

Total	$134,806	$124,341	$117,458

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The components of the Company's provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Continuing Operations
Current—
Federal	$(207)	$(1,915)	$(4,536)
State	7,240	963	(6,064)
Foreign	16,713	19,107	21,971

Total current	23,746	18,155	11,371
Deferred—
Federal	25,415	11,969	22,859
State	1,596	5,447	9,777
Foreign	462	(71)	(484)

Total deferred	27,473	17,345	32,152

Tax provision as shown on the consolidated statements of operations	$51,219	$35,500	$43,523

Effective tax rate	38.0%	28.6%	37.1%
Discontinued Operations
Federal	$(249)	$(262)	$4,979
State	(62)	(66)	1,287
Foreign	—	—	1,006

Total (benefit) provision	$(311)	$(328)	$7,272

        A reconciliation between the calculated tax provision on income based on statutory rates in effect and the effective tax rate for continuing operations is as follows (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Calculated income tax provision at federal statutory rate	$47,182	$43,519	$41,110
State income taxes, net of federal benefit	5,743	4,167	4,223
Foreign tax rate differential	(6,444)	(6,030)	(6,350)
Deemed repatriation of certain foreign income	5,359	5,532	4,671
Nondeductible expenses	771	688	2,480
Unrecognized tax expense (benefit)	(93)	(914)	(1,531)
Foreign tax credits	—	(10,344)	—
Other	(1,299)	(1,118)	(1,080)

Total tax provision	$51,219	$35,500	$43,523

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

	January 29, 2011	January 30, 2010
Current—
Assets
Inventory	$11,243	$12,184
Reserves	6,413	8,578
Foreign tax and other tax credits	4,995	—

Total current assets	22,651	20,762
Liabilities-prepaid expenses	(4,369)	(3,222)

Total current, net	18,282	17,540
Noncurrent—
Property and equipment	24,214	25,171
Deferred rent	12,459	13,273
Equity compensation	7,245	7,444
Foreign tax and other tax credits	—	26,660
Reserves and other	6,740	6,113
Net Operating Loss Carryover	1,273	1,273
Capital loss carryover	1,560	1,570

Total noncurrent, gross	53,491	81,504

Valuation allowance	(1,560)	(1,570)

Net noncurrent	51,931	79,934

Total deferred tax asset, net	$70,213	$97,474

        During Fiscal 2010, the Company received a cash dividend of approximately $25.0 million from its Hong Kong subsidiary. The Company has not been permanently reinvested in its Hong Kong subsidiary since Fiscal 2007, therefore there is no incremental tax provision related to this distribution.

        During the second quarter of Fiscal 2009, the Company received distributions from its Canadian subsidiaries of approximately $32.3 million. These dividends were used to assist in the share repurchase transaction described in Note 2 and due to the one time nature of these distributions, they did not affect the Company's status of being permanently reinvested in its Canadian subsidiaries. They also generated foreign tax credits of approximately $33.8 million. These foreign tax credits can be utilized to reduce U.S. income tax and will expire in fiscal 2019 if unused. The Company's Fiscal 2009 provision was reduced by approximately $10.3 million due to this distribution.

        As of January 29, 2011, the Company has not provided Federal taxes on approximately $79.9 million of unremitted earnings of its foreign subsidiaries located in Canada and Barbados. The Company intends to reinvest these earnings to fund expansion in these markets. Accordingly, the Company has not provided any provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The Company has estimated a foreign tax credit carryover ("FTC") of approximately $8.6 million which will expire in 2019 if unused. The Company also has a capital loss carryforward ("CLC") of approximately $3.9 million, which will expire in 2015, if unused.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has concluded that it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally the CLC in the U.S. Accordingly, a valuation allowance has been established for this tax benefit. However, to the extent that tax benefits related to this CLC are realized in the future, the reduction of the valuation allowance will reduce income tax expense accordingly.

        Deferred tax assets relating to tax benefits of stock-based compensation have been reduced to reflect exercises of stock options and vesting of restricted shares during Fiscal 2010 to the extent recognized for financial statement purposes. Some exercises resulted in tax deductions in excess of previously recorded benefits at the time of grant. Although these additional tax benefits were reflected in the FTC disclosed above, pursuant to the provisions of the "Compensation—Stock Compensation" topic of FASB ASC, they are not recognized in the deferred tax balances until the deductions reduce taxes payable. The windfall deductions do not reduce our current federal taxes payable in Fiscal 2010 because of the FTC generated in the current and prior years. As such, these windfall tax benefits are not reflected in our FTC included in the deferred tax assets disclosed in the above table. Windfall deductions included in our FTC balance but not reflected in the deferred tax assets in the table above were approximately $7.5 million, $3.4 million and $2.6 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. When realized, these windfall deductions are recognized directly to stockholders' equity.

        A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	January 29, 2011	January 30, 2010
Beginning Balance	$11,848	$15,686
Additions for current year tax positions	680	3,295
Additions for prior year tax positions	325	303
Reductions for prior year tax positions	(911)	(6,810)
Settlements	(28)	(563)
Reductions due to a lapse of the applicable statute of limitations	(528)	(63)

	$11,386	$11,848

        Approximately $10.4 million of unrecognized tax benefits at January 29, 2011 would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that there

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

may be a reduction of approximately $6.8 million of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities.

        The Company accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At January 29, 2011 and January 30, 2010 accrued interest and penalties included in unrecognized tax benefits were approximately $3.4 million and $3.1 million, respectively. Interest, penalties and reversals, thereof, net of taxes, was a cost of $0.2 million in Fiscal 2010 and a benefit of $1.0 million and $1.3 million for Fiscal 2009 and Fiscal 2008, respectively. The Company recorded approximately $0.1 million of unrecognized tax benefit during Fiscal 2010, which is included in income tax expense in the consolidated statements of operations.

        The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. During Fiscal 2009, the Company completed the U.S. Federal income tax audit for fiscal years 2006 and prior. With few exceptions, the Company is no longer subject to state and local income tax or non-U.S. income tax examinations by tax authorities for tax years before fiscal 2006.

13. RETIREMENT AND SAVINGS PLANS

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

        The 401(k) Plan is available for all U.S. employees who have completed 90 days of service with the Company. Following guidance in IRS Notice 98-52 related to the design-based alternative, or "safe harbor," 401(k) plan method, the Company has modified its 401(k) Plan regarding future Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant's contribution and 50% of the next 2% of the participant's contribution and the Company match contribution vests immediately. For highly compensated associates, the Company matches the lesser of 50% of the participant's contribution or 2.5% of the participant's covered compensation and the Company match contribution vests over five years. The Company's matching contributions were approximately $1.9 million in Fiscal 2010 and $2.1 million in each of Fiscal 2009 and Fiscal 2008.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RETIREMENT AND SAVINGS PLANS (Continued)

  Deferred Compensation Plan

        In December 2009, the Board of Directors of the Company approved the adoption of The Children's Place Retail Stores, Inc. Nonqualified Deferred Compensation Plan (the "Deferred Compensation Plan") effective as of January 1, 2010. Under the Deferred Compensation Plan, which is a nonqualified, unfunded plan, each eligible senior level employee of the Company may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made. The Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made. In addition, eligible employees and directors of the Company may also elect to defer payment of any shares of Company stock that is earned with respect to deferred stock awards. The Company may, but is not required to, credit participants with additional Company contribution amounts. Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Plan, as directed by each participant. Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected. Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding fifteen years. During Fiscal 2010, the Deferred Compensation Plan was amended to allow for cash deferrals made by members of the Board of Directors to be invested in shares of the Company's common stock. Such elections are irrevocable and will be settled in shares of common stock. All other deferred amounts are payable in the form in which they were made; cash deferrals are payable in cash and deferrals of vested stock awards are payable in stock. Earlier distributions are not permitted except in the case of an unforeseen hardship.

        The Company has established a rabbi trust that serves as an investment to shadow the liability of the Deferred Compensation Plan, excluding the portion related to shares of the Company's common stock; however, the assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency. The investments of the rabbi trust consist of company-owned life insurance policies for which investment income or loss is recognized based upon changes in cash surrender value. Changes in the Deferred Compensation Plan liability are recognized as compensation expense. Stock that is deferred into the Deferred Compensation Plan is recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized. At January 29, 2011, the Deferred Compensation Plan liability and the investment balance of the rabbi trust were approximately $0.5 million and included no deferred stock. At January 30 2010, the Deferred Compensation Plan liability and the investment balance of the rabbi trust were approximately $0.1 million and included no deferred stock.

  Other Plans

        Under statutory requirements, the Company contributes to retirement plans for its Canadian and Asian operations. Contributions under these plans were approximately $0.1 million in each of Fiscal 2010 and Fiscal 2009, and $0.2 million in Fiscal 2008.

14. SEGMENT AND GEOGRAPHIC INFORMATION

        After the disposal of its Disney Store Business during Fiscal 2008, the Company continued its reassessment of its internal reporting structure. Net sales of Canadian operations had grown by

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

approximately 56% over the three fiscal years ended January 31, 2009, and after the disposal of the Disney business, its percentage of consolidated net sales had grown from approximately 9% to approximately 12%. Further, the fluctuations of the Canadian dollar relative to the U.S. dollar in recent years have had a significant impact on the Company's Canadian operating results. Beginning in Fiscal 2009, the Company's chief operating decision maker required, and the Company began reporting, discrete financial information for its Canadian operations.

        The "Segment Reporting" topic of the FASB ASC establishes standards for reporting information about a company's operating segments. In accordance with this topic, the Company reports segment data based on management responsibility: The Children's Place U.S. and The Children's Place Canada. Included in The Children's Place U.S. segment is its U.S. based stores, including Puerto Rico, and its e-commerce store, www.childrensplace.com. The Company measures its segment profitability based on operating income, defined by the Company as income from continuing operations before interest and taxes. Net sales and direct costs are recorded by each segment. Certain centrally managed inventory procurement functions such as production and design are allocated to each segment based upon usage. Corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are allocated to the segments based primarily on net sales. Included in the allocation of corporate overhead is depreciation and amortization expense; however, the related assets are not allocated. The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances. Net sales from customers are derived primarily from merchandise sales and the Company has no customers that account for more than 10% of its net sales.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The following tables provide Fiscal 2010, Fiscal 2009 and Fiscal 2008 segment level financial information (dollars in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales(1):
The Children's Place U.S.	$1,450,116	$1,441,562	$1,428,073
The Children's Place Canada	223,883	202,025	202,250

Total net sales	$1,673,999	$1,643,587	$1,630,323

Gross profit:
The Children's Place U.S.	$555,888	$559,865	$568,059
The Children's Place Canada	107,260	99,636	103,754

Total gross profit	$663,148	$659,501	$671,813

Gross Margin:
The Children's Place U.S.	38.3%	38.8%	39.8%
The Children's Place Canada	47.9%	49.3%	51.3%
Total Gross Margin	39.6%	40.1%	41.2%
Operating income:
The Children's Place U.S.(2)	$96,881	$90,873	$85,412
The Children's Place Canada	39,455	39,199	36,985

Total operating income	$136,336	$130,072	$122,397

Operating income as a percent of net sales
The Children's Place U.S.	6.7%	6.3%	6.0%
The Children's Place Canada	17.6%	19.4%	18.3%
Total operating income as a percent of net sales	8.1%	7.9%	7.5%
Depreciation and amortization:
The Children's Place U.S.	$63,990	$64,258	$63,665
The Children's Place Canada	7,650	7,189	7,745

Total depreciation and amortization	$71,640	$71,447	$71,410

Capital expenditures:
The Children's Place U.S.	$78,401	$55,965	$46,864
The Children's Place Canada	5,544	6,252	4,829

Total capital expenditures	$83,945	$62,217	$51,693

(1)
All of the Company's foreign revenues are included in The Children's Place Canada segment.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

(2)
Included in Fiscal 2009 is approximately $2.0 million of exit costs related to the relocation of the Company's e-commerce fulfillment center.

	January 29, 2011	January 30, 2010
Total assets:
The Children's Place U.S.	$720,951	$752,827
The Children's Place Canada	133,380	101,233

Total assets	$854,331	$854,060

Geographic Information

        The Company's long-lived assets are located in the following countries:

	January 29, 2011	January 30, 2010
Long-lived assets(1):
United States	$344,387	$362,696
Canada	31,644	31,013
Asia	599	3,469

Total long-lived assets	$376,630	$397,178

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

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        The following tables reflect the quarterly consolidated statements of income for the periods indicated (unaudited):

	Fiscal Year Ended January 29, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$422,133	$345,301	$453,395	$453,170
Gross profit	179,704	113,574	182,343	187,527
Selling, general and administrative expenses	113,455	107,281	114,210	117,513
Asset impairment charges	930	1,222	354	207
Depreciation and amortization	17,625	18,199	17,738	18,078
Operating income (loss)	47,694	(13,128)	50,041	51,729
Income (loss) from continuing operations before income taxes	47,238	(13,509)	49,651	51,426
Provision (benefit) for income taxes	19,231	(5,241)	18,493	18,736
Income (loss) from continuing operations	28,007	(8,268)	31,158	32,690
Income (loss) from discontinued operations, net of income taxes	(105)	35	151	(544)
Net income (loss)	27,902	(8,233)	31,309	32,146
Basic earnings (loss) per share amounts
Income (loss) from continuing operations	$1.02	$(0.30)	$1.16	$1.25
Income (loss) from discontinued operations, net of taxes	(0.00)	0.00	0.01	(0.02)

Net income (loss)	1.01	(0.30)	1.16	1.23
Basic weighted average common share outstanding	27,583	27,755	26,907	26,091
Diluted earnings (loss) per share amounts
Income (loss) from continuing operations	$1.00	$(0.30)	$1.14	$1.24
Income (loss) from discontinued operations, net of taxes	(0.00)	0.00	0.01	(0.02)

Net income (loss)	1.00	(0.30)	1.15	1.22
Diluted weighted average common share outstanding	27,930	27,755	27,238	26,452

(1)
Significant items impacting the fourth quarter of Fiscal 2010 include a reversal of stock-based compensation expense of approximately $1.6 million related to a reduction in the expected number of performance shares that will vest.

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

16. DISCONTINUED OPERATIONS

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

16. DISCONTINUED OPERATIONS (Continued)

pursuant to the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) ("Canadian Bankruptcy Court") (Court File No. 08-CL-7453, and together with the Cases, the "Filings"). Each of the foregoing Hoop entities are referred to collectively herein as the "Hoop Entities."

        After receiving the approval of the U.S. Bankruptcy Court and the Canadian Bankruptcy Court, on April 30, 2008, Hoop transferred the Disney Store Business in the U.S. and Canada and a substantial portion of the Disney Store assets to affiliates of Disney in an asset sale (the "Sale"), pursuant to an asset purchase agreement dated as of April 3, 2008 among the Hoop Entities and affiliates of Disney (the "Sale Agreement") and Section 363 of the Bankruptcy Code (and a similar provision under the CCAA.) Upon closing, affiliates of Disney paid approximately $61.6 million, including certain post-closing adjustments, for the acquired assets of the Disney Store Business. The proceeds received from the Sale are included in the assets of the Hoop Entities for distribution to their creditors pursuant to the plan of reorganization that was approved by the U.S. Bankruptcy Court on December 15, 2008 (the "Plan"). A similar plan was approved by the Canadian Bankruptcy Court.

        According to the terms of the Sale, Hoop transferred 217 Disney Stores to affiliates of Disney and granted such affiliates the right to operate and wind-down the affairs of the remaining stores. The lease obligations associated with the stores that were not sold were rejected and resulting damage claims were administered pursuant to the Plan.

        In April 2008, the Company entered into a settlement and release of claims agreement with Hoop and the official committee of unsecured creditors in the Cases (the "Settlement Agreement"), which was approved by the U.S. Bankruptcy Court on April 29, 2008. Under the Settlement Agreement, the Company agreed to provide transitional services and to forgive all pre- and post-bankruptcy petition claims against the Hoop Entities. Such claims included intercompany charges for shared services of approximately $24.9 million, a capital contribution made on March 18, 2008 of approximately $8.3 million, payment of severance and other employee costs for the Company's employees servicing Hoop of approximately $7.7 million, and $6.8 million of professional fees and other costs the Company has incurred during the Cases, as well as claims that might be asserted against the Company in the Cases. At January 31, 2009, the Company had paid approximately $44.0 million related to the Settlement Agreement, and had remaining accruals of $4.1 million, primarily for severance, legal claims and related costs. During Fiscal 2009, the Company reduced certain severance and professional fee accruals by $0.4 million and paid $2.1 million, primarily for severance, legal claims and related costs. At January 30, 2010, the Company had paid approximately $46.1 million related to the Settlement Agreement, and had remaining accruals of $1.6 million, primarily for severance, legal claims and related costs. As of January 29, 2011, the Company has paid approximately $47.2 million related to the Settlement Agreement, and has remaining accruals of $0.5 million, primarily for legal claims and related costs.

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

16. DISCONTINUED OPERATIONS (Continued)

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

        Discontinued operations during Fiscal 2010, Fiscal 2009 and Fiscal 2008 were comprised of (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	$—	$—	$129,177
Cost of sales	—	—	93,367

Gross profit	—	—	35,810
Selling, general and administrative expenses	774	815	48,909
Asset impairment charges	—	—	—
Restructuring charges	—	—	18,800
Depreciation and amortization	—	—	—

Operating income (loss)	(774)	(815)	(31,899)
Gain on disposal of assets and liabilities of discontinued operations	—	—	47,720
Interest income (expense), net	—	—	(114)

Income (loss) before income taxes	(774)	(815)	15,707
Provision (benefit) for income taxes	(311)	(328)	7,272

Income (loss) from discontinued operations, net of income taxes	$(463)	$(487)	$8,435

        For Fiscal 2010 and Fiscal 2009, selling, general and administrative expenses are comprised of professional fees and accrual adjustments associated with the wind-down of the Hoop Entities. Fiscal 2008 includes the Disney Store Business through April 30, 2008. The gain on disposal of assets and liabilities of discontinued operations includes a $22.2 million gain related to the Sale and a $25.5 million gain related to the relief of indebtedness of the Hoop Entities. Restructuring charges include legal and consulting fees incurred during the wind-down of the Hoop Entities.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. DISCONTINUED OPERATIONS (Continued)

        Cash flows from the Company's discontinued operations were as follows (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$(463)	$(487)	$8,435
Reconciliation of net income (loss) to net cash provided by operating activities:
Gain on sale of the Disney Store North America business	—	—	(47,720)
Stock-based compensation	—	—	207
Other non cash expenses	—	—	(1,434)
Changes in operating assets and liabilities:
Assets	—	—	28,212
Liabilities	—	—	(4,374)
Intercompany with continuing operations	463	487	29,302

Total adjustments	463	487	4,193

Net cash provided by (used in) operating activities	—	—	12,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	—	—	(9,046)
Cash received from sale of Disney Store assets	—	—	61,202
Restriction of cash	—	—	(63,528)

Net cash used in investing activities	—	—	(11,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	—	—	160,237
Repayments under revolving credit facilities	—	—	(179,652)
Cash contribution from parent company	—	—	8,250
Deferred financing fees	—	—	(713)

Net cash provided by (used in) financing activities	—	—	(11,878)

Effect of exchange rate changes on cash	—	—	(2,022)
Net (decrease) in cash and cash equivalents	—	—	(12,644)
Cash and cash equivalents, beginning of year	—	—	12,644

Cash and cash equivalents, end of year	$—	$—	$—

17. SUBSEQUENT EVENTS

        On March 3, 2011, the Company's Board of Directors authorized a new share repurchase program in the amount of $100.0 million. Under the program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including the terms of the 2008 Credit Agreement, price, corporate and regulatory requirements, and business and other market conditions, and the Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement. Subsequent to

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUBSEQUENT EVENTS (Continued)

January 29, 2011 and through March 23, 2011, the Company repurchased an additional 0.2 million shares for approximately $10.5 million, which completed the initial share repurchase program and began the new share repurchase program announced on March 3, 2011.

        On March 7, 2011, in connection with the approval of the Company's new share repurchase program, the 2008 Credit Agreement was amended to increase the allowable amount, subject to certain conditions, that the Company may spend on share repurchases.

        On February 11, 2011, the Company announced the resignation of Susan J. Riley, the Company's Executive Vice President, Finance and Administration. For transitional purposes, Ms. Riley remained in the Company's employment until March 4, 2011. Under Ms. Riley's employment agreement, she remains entitled to a $1.0 million payment. The expense associated with this payment was being amortized over the life of the employment agreement and as of January 29, 2011, approximately $0.9 million had been accrued.

        The Company also announced that as of February 11, 2011, John Taylor, the Company's Vice President, Finance since 2007, will assume the position of Interim Principal Financial Officer and Bernard McCracken, the Company's Controller since 2009 and Vice President, Controller since 2010, will assume the position of Interim Principal Accounting Officer.

(a)(2) Financial Statement Schedules

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JANUARY 29, 2011, JANUARY 30, 2010 AND JANUARY 31, 2009
(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Balance at beginning of year	Charged to expense	Deductions	Balance at end of year
Inventory markdown reserve(1)
Fiscal year ended January 29, 2011	$12,928	$1,942	$(3,696)	$11,174
Fiscal year ended January 30, 2010	$13,083	$3,269	$(3,424)	$12,928
Fiscal year ended January 31, 2009	$11,398	$4,443	$(2,758)	$13,083

(1)
Reflects adjustment of out-of-season merchandise inventories to realizable value. Column C represents increases to the reserve and Column D represents decreases to the reserve based on quarterly assessments of the reserve. Markdowns are taken to sell through out-of-season merchandise inventory.

(a)(3) Exhibits

Exhibit		Description
3.1		Amended and Restated Certificate of Incorporation of the Company dated July 29, 2008 filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.

3.2		Fourth Amended and Restated By-Laws of the Company filed as Exhibit 3.1 to Form 8-K filed on June 9, 2009, is incorporated by reference herein.

4.1	(1)	Form of Certificate for Common Stock of the Company filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.

10.1	(1)(*)	1997 Stock Option Plan of The Children's Place Retail Stores, Inc. filed as an exhibit to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.

10.2	(*)	Amended and Restated 2005 Equity Incentive Plan of The Children's Place Retail Stores, Inc., filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.3	(*)	The Children's Place Retail Stores, Inc. 401(k) Plan, as amended filed as Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.

10.4	(1)	Form of Indemnification Agreement between the Company and the members of its Board of Directors filed as Exhibit 10.7 to the registrant's Registration Statement No. 333-31535 on Form S-1, is incorporated by reference herein.

10.5		Lease Agreement as of August 12, 2003 between Orlando Corporation and The Children's Place (Canada), LP, together with Indemnity Agreement as of August 12, 2003 between the Company and Orlando Corporation, together with Surrender of Lease as of August 12, 2003 between the Company and Orlando Corporation and Orion Properties Ltd. (Canadian Distribution Center) filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended November 1, 2003, is incorporated by reference herein.

10.6		Lease Agreement between the Company and Turnpike Crossing I, LLC (Dayton New Jersey Distribution Center), dated as of July 14, 2004 filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the period ended July 31, 2004, is incorporated by reference herein.

10.7	(*)	Employment Agreement dated April 16, 2007 effective as of February 4, 2007 between The Children's Place Retail Stores, Inc. and Susan Riley filed as Exhibit 99.1 to Form 8-K dated April 19, 2007, is incorporated by reference herein.

10.8		Hardware and Engineering Services Agreement between The Children's Place Services Company, LLC and Dematic Corp. (Material Handling System for the Fort Payne Distribution Center), dated September 29, 2006 filed as Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the period ended October 28, 2006, is incorporated by reference herein.

Exhibit		Description
10.9		Mechanical Installation and Electrical Installation Services Agreement between The Children's Place Services Company, LLC and Dematic Corp. (Material Handling System for the Fort Payne Distribution Center), dated September 29, 2006 filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the period ended October 28, 2006, is incorporated by reference herein.

10.10		Standard Form of Agreement between The Children's Place Services Company, LLC and Clayco, Inc. (Construction of the Ft. Payne Distribution Center), executed January 18, 2007 filed as Exhibit 10.45 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.

10.11	(*)	Form of Amended and Restated Performance Share Award Agreement filed as Exhibit 99.1 to Form 8-K filed January 24, 2008, is incorporated by reference herein.

10.12	(*)	Form of Amended and Restated Deferred Stock Award Agreement filed as Exhibit 99.2 to Form 8-K filed January 24, 2008, is incorporated by reference herein.

10.13	(*)	Employment Agreement dated September 26, 2007 with Charles Crovitz filed as Exhibit 10.55 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.

10.14		Form of Indemnity Agreement between The Children's Place Retail Stores, Inc. and certain members of management and the Board of Directors filed as Exhibit 10.7 to registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.

10.15		Credit Agreement dated July 31, 2008 by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.8 to registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.

10.16		Note Purchase Agreement dated July 31, 2008 by and among The Children's Place Retail Stores, Inc., and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A., the "Note Purchasers", on the other hand, together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent filed as Exhibit 10.9 to registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.

10.17		First Amendment to the Credit Agreement, effective as of March 12, 2009, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders filed as Exhibit 10.65 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

Exhibit		Description
10.18		First Amendment to the Note Purchase Agreement, effective as of March 12, 2009, by and among The Children's Place Retail Stores, Inc and certain of its subsidiaries on the one hand., and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A., as note purchasers, on the other hand, together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent filed as Exhibit 10.66 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.19		Lease Agreement between The Children's Place Services Company, LLC and 500 Plaza Drive Corp. effective as of March 12, 2009 (500 Plaza Drive), Secaucus, New Jersey filed as Exhibit 10.67 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.20		Guaranty between The Children's Place Retail Stores, Inc. and 500 Plaza Drive Corp. effective as of March 12, 2009 filed as Exhibit 10.68 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.21		Lease Termination Agreement between The Children's Place Services Company, LLC and Hartz Mountain Metropolitan effective as of March 12, 2009 (Emerson Lane Termination Agreement) filed as Exhibit 10.69 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.22		Lease Termination Agreement between The Children's Place Services Company, LLC and Hartz Mountain Associates effective as of March 12, 2009 (Secaucus Road Termination Agreement) filed as Exhibit 10.70 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.23	(*)	Amendment to Employment Agreement, dated as of December 31, 2008, by and between The Children's Place Retail Stores, Inc. and Charles K. Crovitz filed as Exhibit 10.71 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.24	(*)	Second Amendment to the Employment Agreement dated February 5, 2009 between The Children's Place Retail Stores, Inc. and Charles Crovitz filed as Exhibit 10.72 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.25	(*)	Amendment to Employment Agreement, dated as December 31, 2008, is made by and between The Children's Place Retail Stores, Inc. and Susan J. Riley filed as Exhibit 10.74 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.26		Second Amendment to the Note Purchase Agreement, dated as of March 31, 2009, by and among The Children's Place Retail Stores, Inc. and certain of its subsidiaries, on the one hand, and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A., as note purchases, on the other hand, together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent filed as Exhibit 10.75 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

Exhibit		Description
10.27		Second Amendment to Credit Agreement, dated as of May 4, 2009, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended May 2, 2009, is incorporated by reference herein.

10.28		Securities Purchase Agreement, dated July 29, 2009, between The Children's Place Retail Stores, Inc., Ezra Dabah, Renee Dabah and certain affiliated trusts filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 4, 2009, is incorporated by reference herein.

10.29		Third Amendment to Credit Agreement, dated as of July 29, 2009, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2009, is incorporated by reference herein.

10.30		The First Lease Modification Agreement, dated as of August 27, 2009, between The Children's Place Services Company, LLC and 500 Plaza Drive Corp. filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2009, is incorporated by reference herein.

10.31		Fourth Amendment to Credit Agreement, dated October 5, 2009, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 2009, is incorporated by reference herein.

10.32		Agreement and General Release, dated November 24, 2009, between The Children's Place Retail Stores, Inc. and Richard Flaks filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 25, 2009, is incorporated by reference herein.

10.33		The Children's Place Retail Stores Inc. Nonqualified Deferred Compensation Plan effective January 1, 2010 filed as Exhibit 10.82 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.34	(*)	Employment Agreement, dated as of December 11, 2009, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers filed as Exhibit 10.83 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

Exhibit		Description
10.35	(*)	Deferred Stock Award Agreement, dated as of January 4, 2010, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers filed as Exhibit 10.84 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.36	(*)	Performance Stock Award Agreement, dated as of January 4, 2010, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers filed as Exhibit 10.85 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.37	(*)	Letter Agreement, dated February 12, 2010, between The Children's Place Retail Stores, Inc. and Susan J. Riley filed as Exhibit 10.86 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.38		Fifth Amendment to Credit Agreement, dated August 18, 2010, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 30, 2010, is incorporated by reference herein.

10.39	(+)	Form of Performance Stock Award Agreement.

10.40	(+)	Form of Deferred Stock Award Agreement.

10.41	(+)	Form of Amended and Restated Change in Control Agreement.

10.42	(+)	Letter Agreement dated February 15, 2011 between The Children's Place Retail Stores, Inc. and Susan J. Riley.

10.43	(+)	Sixth Amendment to Credit Agreement, dated March 7, 2011, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders.

21.1	(+)	Subsidiaries of the Company.

23.1	(+)	Consent of Independent Registered Public Accounting Firm.

31.1	(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	(+)	Certificate of Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.3	(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit		Description
101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

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

THE CHILDREN'S PLACE RETAIL STORES, INC.
By:	/s/ JANE T. ELFERS Jane T. Elfers Chief Executive Officer March 28, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NORMAN MATTHEWS Norman Matthews	Chairman of the Board	March 28, 2011
/s/ JANE T. ELFERS Jane T. Elfers	Director, Chief Executive Officer (A Principal Executive Officer)	March 28, 2011
/s/ BERNARD L. MCCRACKEN Bernard L. McCracken	Vice President, Corporate Controller (Interim Principal Accounting Officer)	March 28, 2011
/s/ JOHN E. TAYLOR John E. Taylor	Vice President, Finance (Interim Principal Financial Officer)	March 28, 2011
/s/ JOSEPH ALUTTO Joseph Alutto	Director	March 28, 2011
/s/ CHARLES CROVITZ Charles Crovitz	Director	March 28, 2011
/s/ MALCOLM ELVEY Malcolm Elvey	Director	March 28, 2011

Signature	Title	Date

/s/ ROBERT FISCH Robert Fisch	Director	March 28, 2011
/s/ LOUIS LIPSCHITZ Louis Lipschitz	Director	March 28, 2011
/s/ SALLY FRAME KASAKS Sally Frame Kasaks	Director	March 28, 2011
/s/ JAMIE IANNONE Jamie Iannone	Director	March 28, 2011