Form 10-Q
period 2011-04-30
CHILDRENS PLACE RETAIL STORES INC
filed 2011-06-06
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

The number of shares outstanding of the registrant’s common stock, par value of $0.10 per share, as of June 1, 2011 was 25,855,003 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 30, 2011

PART I.     FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	(unaudited)		(unaudited)
	April 30,	January 29,	May 1,
	2011	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$212,347	$183,657	$223,509
Restricted cash	—	2,258	2,222
Accounts receivable	21,269	16,121	16,260
Inventories	192,714	210,523	182,356
Prepaid expenses and other current assets	41,313	46,860	44,188
Deferred income taxes	12,649	18,282	29,811
Total current assets	480,292	477,701	498,346
Long-term assets:
Property and equipment, net	327,017	320,601	315,567
Deferred income taxes	53,485	51,931	56,320
Other assets	4,168	4,098	4,347
Total assets	$864,962	$854,331	$874,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$23,635	$50,730	$45,588
Income taxes payable	1,061	1,143	231
Accrued expenses and other current liabilities	82,424	78,523	80,868
Total current liabilities	107,120	130,396	126,687
Long-term liabilities:
Deferred rent liabilities	99,975	94,394	97,320
Other tax liabilities	15,370	15,184	15,610
Other long-term liabilities	6,896	6,630	5,029
Total liabilities	229,361	246,604	244,646
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value; 100,000 shares authorized; 26,009, 26,136 and 27,699 issued; 26,000, 26,136 and 27,699 outstanding	2,601	2,613	2,770
Additional paid-in capital	218,826	209,960	213,861
Treasury stock, at cost (9 shares)	(401)	—	—
Deferred compensation	401	—	—
Accumulated other comprehensive income	19,209	13,157	11,385
Retained earnings	394,965	381,997	401,918
Total stockholders’ equity	635,601	607,727	629,934
Total liabilities and stockholders’ equity	$864,962	$854,331	$874,580

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Net sales	$430,806	$422,133
Cost of sales	247,159	242,429

Gross profit	183,647	179,704

Selling, general and administrative expenses	116,722	113,455
Asset impairment charge	398	930
Depreciation and amortization	17,751	17,625

Operating income	48,776	47,694
Interest (expense), net	(271)	(456)

Income from continuing operations before income taxes	48,505	47,238
Provision for income taxes	19,421	19,231

Income from continuing operations	29,084	28,007

(Loss) from discontinued operations, net of income taxes	—	(105)
Net income	$29,084	$27,902

Basic earnings (loss) per share amounts (1)
Income from continuing operations	$1.11	$1.02
(Loss) from discontinued operations, net of income taxes	—	(0.00)
Net income	$1.11	$1.01
Basic weighted average common share outstanding	26,120	27,583

Diluted earnings (loss) per share amounts (1)
Income from continuing operations	$1.10	$1.00
(Loss) from discontinued operations, net of income taxes	—	(0.00)
Net income	$1.10	$1.00
Diluted weighted average common share outstanding	26,387	27,930

(1) Table may not add due to rounding

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,084	$27,902
Less (loss) from discontinued operations	—	(105)
Income from continuing operations	29,084	28,007
Reconciliation of income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	17,751	17,625
Stock-based compensation	2,743	3,847
Excess tax benefits from stock-based compensation	(6,869)	—
Deferred taxes	2,536	11,723
Deferred rent expense and lease incentives	(3,525)	(4,088)
Other	1,146	1,075
Changes in operating assets and liabilities:
Inventories	19,106	25,240
Prepaid expenses and other assets	(4,378)	904
Accounts payable and other current liabilities	(22,795)	(14,630)
Income taxes payable, net of prepayments	13,865	453
Deferred rent and other liabilities	8,531	1,604
Total adjustments	28,111	43,753
Net cash provided by operating activities	57,195	71,760
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(24,535)	(23,914)
Release of restricted cash	2,351	—
Purchase of company-owned life insurance policies	(149)	(43)
Net cash used in investing activities	(22,333)	(23,957)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	33,485	37,628
Repayments under revolving credit facilities	(33,485)	(37,628)
Exercise of stock options	2,433	5,391
Excess tax benefits from stock-based compensation	6,869	—
Purchase and retirement of common stock, including transaction costs	(19,308)	—
Net cash provided by (used in) financing activities	(10,006)	5,391
Effect of exchange rate changes on cash	3,834	1,935
Net increase in cash and cash equivalents	28,690	55,129
Cash and cash equivalents, beginning of period	183,657	168,380
Cash and cash equivalents, end of period	$212,347	$223,509

See accompanying notes to these condensed consolidated financial statements

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$2,694	$6,970
Cash paid during the period for interest	369	406
(Decrease) in accrued purchases of property and equipment	(1,055)	(3,896)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of The Children’s Place Retail Stores, Inc. (the “Company”) as of April 30, 2011 and May 1, 2010, the results of its consolidated operations for the thirteen weeks ended April 30, 2011 and May 1, 2010, and its consolidated cash flows for the thirteen weeks ended April 30, 2011 and May 1, 2010.  The consolidated financial position as of January 29, 2011 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended April 30, 2011 and May 1, 2010 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Certain reclassifications have been made to prior period financial statements to conform with the current period presentation.

Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:

•      First Quarter 2011 — The thirteen weeks ended April 30, 2011

•      First Quarter 2010 — The thirteen weeks ended May 1, 2010

•      FASB— Financial Accounting Standards Board

•      FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

Restricted Cash

On June 11, 2009, the Company received a notice of assessment in the amount of approximately 2.3 million Canadian dollars from Revenue Quebec regarding certain of the Company’s sales tax filings.  During the third quarter of fiscal 2009, Revenue Quebec required the Company to guarantee the assessed amount in the form of a deposit into a restricted cash account.  During the First Quarter 2011, the Company settled these outstanding sales tax issues at a net cost of approximately $0.3 million.  Upon settlement, the restriction was removed.  At January 29, 2011 and May 1, 2010 the U.S. dollar value of this deposit was $2.3 million and $2.2 million, respectively, and is shown on the accompanying consolidated balance sheet as restricted cash.

Stock-based Compensation

The Company generally grants deferred stock awards and performance awards to employees at management levels and above.  The Company also grants deferred stock awards to our non-employee directors.  The fair value of these awards is based on the average of the high and low selling price of our common stock on the grant date.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

Deferred stock awards generally vest ratably over three years except that deferred awards to non employee directors vest after one year.

Performance awards generally cliff vest after a three year period and have a performance criteria that must be achieved for the award to vest.  Each award has a defined number of shares that an employee can earn (the “Target Shares”).  Based on performance levels, the employee can earn up to 200% of their Target Shares.

Deferred Compensation Plan

The Company has a deferred compensation plan (the “Deferred Compensation Plan”), which is a nonqualified, unfunded plan, for eligible senior level employees.  Under the plan, participants may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made.  The Deferred Compensation Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

other fees to be earned for the year following the year in which a deferral election is made.  In addition, eligible employees and directors of the Company may also elect to defer payment of any shares of Company stock that is earned with respect to deferred stock awards.  The Company may, but is not required to, credit participants with additional Company contribution amounts.  Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant.  Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected.  Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding fifteen years.  During fiscal 2010, the Deferred Compensation Plan was amended to allow for cash deferrals made by members of the Board of Directors to be invested in shares of the Company’s common stock.  Such elections are irrevocable and will be settled in shares of common stock.  All other deferred amounts are payable in the form in which they were made; cash deferrals are payable in cash and stock deferrals are payable in stock.  Earlier distributions are not permitted except in the case of an unforeseen hardship.

The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability; however, the assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency.  The investments of the rabbi trust consist of company-owned life insurance policies (“COLIs”) and Company stock.  The Deferred Compensation Plan liability, excluding Company stock, is included in other long-term liabilities and changes in the balance are recognized as compensation expense.  The cash surrender value of the COLIs are included in other assets and related earnings and losses are recognized as investment income or loss, which is included in selling, general and administrative expenses.  Company stock deferrals are included in the equity section of the Company’s consolidated balance sheet as treasury stock and as a deferred compensation liability.  Deferred stock is recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized.

The Deferred Compensation Plan liability, excluding Company stock, was approximately $0.7 million, $0.5 million and $0.1 million at April 30, 2011, January 29, 2011 and May 1, 2010, respectively.  The cash surrender value of the COLIs was approximately $0.7 million, $0.5 million and $0.1 million at April 30, 2011, January 29, 2011 and May 1, 2010, respectively.  Company stock was $0.4 million at April 30, 2011.  Prior to fiscal 2011, there was no Company stock in the Deferred Compensation Plan.

Discontinued Operations

Loss from discontinued operations consists primarily of professional fees and accrual adjustments related to the disposal of a business during fiscal 2008.

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

Recently Issued Accounting Updates

In May 2011, the FASB issued an accounting standard update, “Fair Value Measurement”, which amends the “Fair Value Measurements and Disclosure” topic of the FASB ASC.  This update provides amendments to achieve common fair value

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  This standard will be effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect this adoption to have a material impact on its financial statements or related disclosures.

2.              STOCKHOLDERS’ EQUITY

On August 18, 2010, the Company’s Board of Directors authorized a share repurchase program in the amount of $100.0 million (the “2010 Share Repurchase Program”) and on March 3, 2011 authorized another share repurchase program in the amount of $100.0 million (the “2011 Share Repurchase Program”).  Under the programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions.  During the First Quarter 2011 the Company repurchased approximately 0.4 million shares for approximately $18.4 million, of which $10.1 million was for purchases under the 2010 Share Repurchase Program which closed out that Program and the other $8.3 million was for purchases under the 2011 Share Repurchase Program.  Subsequent to April 30, 2011 and through June 1, 2011, the Company repurchased an additional 0.2 million shares for approximately $8.2 million.  All shares repurchased under the programs have been retired.  The timing and remaining number of shares repurchased under the 2011 Share Repurchase Program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions.  The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

Additionally, under certain conditions, the Company withholds and retires shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients.  The Company’s payment of the withholding taxes in exchange for the shares constitutes a purchase of its common stock.  For the First Quarter 2011, the Company retired approximately 18,000 shares and made related withholding tax payments of approximately $0.8 million.

In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired for the First Quarter 2011, approximately $16.1 million was charged to retained earnings.

3.              STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Deferred stock expense	$1,985	$2,068
Restricted stock expense	399	216
Performance award expense	359	1,541
Stock option expense	—	22
Total stock-based compensation expense (1)	$2,743	$3,847

(1)          Approximately $0.4 million and $0.3 million were recorded in cost of goods sold for the First Quarter 2011 and the First Quarter 2010, respectively.

The Company recognized a tax benefit related to stock-based compensation expense of $1.1 million and $1.5 million for the First Quarter 2011 and the First Quarter 2010, respectively.

Awards Granted During the First Quarter 2011

As part of an amendment to the employment agreement of its Chief Executive Officer and President, on March 28, 2011 the Company granted 100,725 deferred stock awards, which vest as to 50%, 25% and 25% on the first, second and third anniversaries of the date of grant.  In addition, the Company granted performance awards that provide for the issuance of 100,725 Target Shares if the Company meets its operating income target for fiscal 2011.  The performance awards have a minimum threshold that would provide 50% of the Target Shares and a maximum target that would provide 200% of the Target Shares.  Depending on the final operating income, the percentage earned can be 0%, or any percentage including and between 50% and 200%.  Any earned performance awards

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

cliff vest in April 2014.

On April 15, 2011, the Company granted 137,704 deferred stock awards to its employees, including new hire awards.  The awards vest as to one-third on each of the first three anniversaries of the grant date.  In addition, on April 15, 2011, the Company also granted performance awards to its employees that provide for the issuance of 108,176 Target Shares if the Company meets its operating income target for fiscal 2011.  The performance awards have a minimum threshold that would provide 50% of the Target Shares and a maximum target that would provide 200% of the Target Shares.  Depending on the final operating income, the percentage earned can be 0%, or any percentage including and between 50% and 200%.  Any earned performance awards cliff vest in April 2014.

On January 30, 2011, the Company made its annual grant of deferred stock awards to the members of its Board of Directors.  Total awards granted were 18,640 and vest after one year.

Changes in the Company’s Unvested Stock Awards During the First Quarter 2011

Deferred and Restricted Stock (“Deferred Awards”)

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	356	$36.91
Granted	257	50.67
Vested	(47)	26.81
Forfeited	(22)	38.74
Unvested Deferred Awards, end of period	544	$44.21

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $19.9 million as of April 30, 2011, which will be recognized over a weighted average period of approximately 2.5 years.

Performance Awards

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of period	151	$25.16
Granted	209	51.22
Vested	(141)	23.66
Forfeited	—	—
Unvested performance shares, end of period	219	$51.00

(1)         The number of unvested performance shares is based on employees earning their Target Shares at 100% if the related performance period has not yet concluded, or at actual Target Shares earned if the related performance period has concluded.  If the maximum number of performance shares are earned, total unvested performance shares at the end of the period would be 428.

Based on the current number of performance shares expected to be earned, the total unrecognized stock-based compensation expense related to unvested performance shares approximated $10.8 million as of April 30, 2011, which will be recognized over a weighted average period of approximately 2.8 years.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested stock options, beginning of period	16	$11.08
Granted	—	—
Vested	(6)	8.20
Forfeited	—	—
Unvested stock options, end of period	10	$12.81

There is no unrecognized stock-based compensation expense related to unvested stock options.

Outstanding Stock Options

Changes in the Company’s stock options for the First Quarter 2011 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at beginning of period	351	$33.93	4.3	$3,311
Granted	—	—	—	—
Exercised	(74)	32.81	N/A	1,357
Forfeited	(6)	39.13	N/A	87
Options outstanding at end of period	271	$34.12	4.3	$5,149
Options exercisable at end of period	261	$34.32	4.2	$4,908

4.              NET INCOME PER COMMON SHARE

The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Income from continuing operations	$29,084	$28,007
(Loss) from discontinued operations, net of taxes	—	(105)
Net income	$29,084	$27,902

Basic weighted average common shares	26,120	27,583
Dilutive effect of stock awards	267	347
Diluted weighted average common shares	26,387	27,930
Antidilutive stock awards	141	256

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

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.              COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Net income	$29,084	$27,902
Foreign currency translation adjustment	6,052	3,824
Comprehensive income	$35,136	$31,726

6.              PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Asset	April 30,	January 29,	May 1,
	Life	2011	2011	2010
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	34,370	34,360	30,451
Material handling equipment	10-15 yrs	50,689	50,011	31,243
Leasehold improvements	Lease life	405,613	398,991	385,302
Store fixtures and equipment	3-10 yrs	288,968	279,674	267,143
Capitalized software	5 yrs	73,251	71,993	67,418
Construction in progress	—	16,284	18,951	22,820
		872,578	857,383	807,780
Less accumulated depreciation and amortization		(545,561)	(536,782)	(492,213)
Property and equipment, net		$327,017	$320,601	$315,567

During the First Quarter 2011, the Company recorded $0.4 million of impairment charges primarily related to two underperforming stores.  During the First Quarter 2010, the Company recorded $0.9 million of impairment charges primarily related to two underperforming stores.

As of April 30, 2011, January 29, 2011, and May 1, 2010, the Company had purchased approximately $3.6 million, $4.7 million and $3.6 million, respectively, in property and equipment for which payment had not been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

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

The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures, share repurchase programs and the payment of dividends or similar payments.  Credit extended under the 2008 Credit Agreement is secured by a first priority security interest in substantially all of the Company’s assets.

On August 18, 2010 and also on March 7, 2011, in connection with the approval of the Company’s share repurchase programs, the 2008 Credit Agreement was amended to increase the allowable amount, subject to certain conditions, that the Company may spend on share repurchases.

The Company capitalized an aggregate of approximately $2.6 million in deferred financing costs related to the 2008 Credit Agreement, which is being amortized on a straight-line basis over its term.

The table below presents the components (in millions) of the Company’s credit facilities:

	April 30, 2011	January 29, 2011	May 1, 2010

Credit facility maximum	$200.0	$200.0	$200.0
Borrowing base	150.6	168.4	154.3

Outstanding borrowings	—	—	—
Letters of credit outstanding—merchandise	17.4	41.3	37.4
Letters of credit outstanding—standby	13.1	11.0	12.4
Utilization of credit facility at end of period	30.5	52.3	49.8

Availability	120.1	116.1	104.5

Interest rate at end of period	3.3%	3.3%	3.3%

	First Quarter 2011	Fiscal 2010	First Quarter 2010
Average end of day loan balance during the period	—	—	—
Highest end of day loan balance during the period	—	0.1	—
Average interest rate	3.3%	3.3%	3.3%

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Letter of Credit Fees

Letter of credit fees, which are included in cost of sales, approximated $0.1 million in each of the First Quarter 2011 and the First Quarter 2010.

8.              LEGAL AND REGULATORY MATTERS

On June 16, 2009, a putative stockholder derivative action was filed in the Superior Court of New Jersey, Hudson County, Chancery Division, against the Company and certain of its current and former directors and senior executives.  The Company has been named as a nominal defendant.  The complaint alleges, among other things, that certain of the Company’s current and former directors and executives breached their fiduciary duties to the Company and its stockholders by causing the Company to issue false and misleading public statements and by abdicating their responsibilities to the Company and its stockholders, in violation of state law.  The complaint also alleges that the defendants committed corporate waste in connection with a severance payment to the Company’s former Chief Executive Officer.  The complaint seeks monetary damages from the individual defendants as well as costs and disbursements of the lawsuit, including expert fees, as well as equitable relief.  On November 20, 2009, defendants moved to dismiss the complaint, on the grounds that, among other things, (i) the claims asserted in the action are barred by the prior settlement of the stockholder class action filed in the United States District Court for the Southern District of New York, and (ii) plaintiff failed to make a demand on the Company’s Board of Directors to initiate the lawsuit, as required by applicable state law.  The court heard oral arguments on the motion to dismiss on March 25, 2010 and on June 3, 2010 the court issued an oral decision denying the defendants’ motion to dismiss, while stating that the court took no position on the merits of the case.  On July 28, 2010, the defendants filed a motion in the Superior Court of New Jersey, Appellate Division, seeking extraordinary leave to appeal from the interlocutory order denying defendants’ motion to dismiss, which motion was denied on August 20, 2010.   On February 14, 2011, the parties reached an agreement in principle to settle the action pending execution of a formal settlement agreement. On April 29, 2011, the parties executed a settlement memorandum of understanding, which the parties submitted to the court on May 2, 2011.  This claim has been tendered to our insurance carrier and we believe that the payment of the settlement will be covered by our insurance.  As such, we do not expect that this litigation will have a material adverse effect on our financial position, results of operations and cash flows.

During the First Quarter 2011, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings.  Except as noted above, there were no material developments to any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

The Company’s effective tax rate from continuing operations in the First Quarter 2011 and the First Quarter 2010 was 40.0% and 40.7%, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  During each of the First Quarter 2011 and the First Quarter 2010, the Company recognized approximately $0.2 million of such interest expense.

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

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations.  However, the outcome of tax audits cannot be predicted with certainty.  If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

10.       INTEREST INCOME (EXPENSE), NET

The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Interest income	$238	$92
Tax-exempt interest income	5	4
Total interest income	243	96

Less:
Interest expense – credit facilities	63	71
Unused line fee	304	301
Amortization of deferred financing fees	145	145
Other fees	2	35
Total interest expense	514	552
Interest income (expense), net	$(271)	$(456)

11.       SEGMENT INFORMATION

In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are the Company’s U.S. based stores, including Puerto Rico, and its e-commerce store, www.childrensplace.com.  The Company measures its segment profitability based on operating income, defined as income from continuing operations before interest and taxes.  Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.    The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no customer that accounts for more than 10% of its net sales.  As of April 30, 2011, The Children’s Place U.S. operated 922 stores and The Children’s Place Canada operated 110 stores.  As of May 1, 2010, The Children’s Place U.S. operated 866 stores and The Children’s Place Canada operated 96 stores.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide segment level financial information for the First Quarter 2011 and the First Quarter 2010 (dollars in thousands):

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Net sales:
The Children’s Place U.S.	$380,508	$373,413
The Children’s Place Canada	50,298	48,720
Total net sales	$430,806	$422,133

Operating income:
The Children’s Place U.S.	$41,255	$39,340
The Children’s Place Canada	7,521	8,354
Total operating income	$48,776	$47,694

Operating income as a percent of net sales:
The Children’s Place U.S.	10.8%	10.5%
The Children’s Place Canada	15.0%	17.1%
Total operating income	11.3%	11.3%

Depreciation and amortization:
The Children’s Place U.S.	$15,704	$15,785
The Children’s Place Canada	2,047	1,840
Total depreciation and amortization	$17,751	$17,625

Capital expenditures:
The Children’s Place U.S.	$21,371	$22,804
The Children’s Place Canada	3,164	1,110
Total capital expenditures	$24,535	$23,914

Total assets by segment are as follows (in thousands):

	April 30,	January 29,	May 1,
	2011	2011	2010
Total assets:
The Children’s Place U.S.	$722,821	$720,951	$764,933
The Children’s Place Canada	142,141	133,380	109,647
Total assets	$864,962	$854,331	$874,580

12.       SUBSEQUENT EVENTS

Subsequent to April 30, 2011 and through June 1, 2011, the Company repurchased an additional 0.2 million shares for approximately $8.2 million, which brought the total under the 2011 Share Repurchase Program to approximately $16.5 million.

On May 9, 2011, the Company entered into a letter agreement with Eric Bauer that provides for the Company’s employment of Mr. Bauer on an at-will basis as the Company’s Chief Operating Officer.  Mr. Bauer’s responsibilities will include supply chain, planning and allocation, store operations, finance, information technology and store development.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At the Annual Meeting of Stockholders of the Company held on May 20, 2011, the Company’s stockholders elected each of the Company’s three nominees for Class II directors for a three-year term expiring in 2014, ratified the appointment of BDO USA, LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 28, 2012, approved the Company’s 2011 Equity Incentive Plan, approved, on a non-binding basis, the compensation of the Company’s named executive officers as described in the Company’s Proxy Statement for the Annual Meeting (“Say on Pay”), and approved, on a non-binding basis, the Board of Director’s recommendation that Say on Pay votes be held on an annual basis.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently.  These forward-looking statements of The Children’s Place Retail Stores, Inc. (the “Company”) are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially.  Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by a further downturn in the economy or by other factors such as increases in the cost of gasoline, and the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.  The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•                  First Quarter 2011 — The thirteen weeks ended April 30, 2011.

•                  First Quarter 2010 — The thirteen weeks ended May 1, 2010.

•                  Comparable Store Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months; except that stores that temporarily close for non- substantial remodeling will be excluded from comparable store sales for only the period that they were closed.  A store is considered substantially remodeled if it has been relocated or materially changed in size.

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

•                  SEC— U.S. Securities and Exchange Commission.

•                  U.S. GAAP — Generally Accepted Accounting Principles in the United States.

Our Business

We are the largest pure-play children’s specialty apparel retailer in North America.  We design, contract to manufacture and sell fashionable, high-quality, value-priced merchandise, virtually all of which is under our proprietary “The Children’s Place” brand name.  Our objective is to deliver high-quality merchandise at value prices.  As of April 30, 2011, we operated 1,032 stores throughout North America and an e-commerce store at www.childrensplace.com.

Segment Reporting

In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are our U.S. based stores, including Puerto Rico, and our e-commerce store, www.childrensplace.com.  We measure our segment profitability based on operating income, defined as income from continuing operations before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no customer that accounts for more than 10% of our net sales.  As of April 30, 2011, The Children’s Place U.S. operated 922 stores and The Children’s Place Canada operated 110 stores.  As of May 1, 2010, The Children’s Place U.S. operated 866 stores and The Children’s Place Canada operated 96 stores.

Recent Developments

On August 18, 2010, our Board of Directors authorized a share repurchase program in the amount of $100.0 million.  During the First Quarter 2011 this program was completed with the final $10.1 million of availability being used.  On March 3, 2011, our Board of Director’s authorized a second share repurchase program in the amount of $100.0 million.  Under the program, we may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions.  The timing and remaining number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions.  We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

On May 9, 2011, we entered into a letter agreement with Eric Bauer that provides for the Company’s employment of Mr. Bauer on an at-will basis as our Chief Operating Officer.  Mr. Bauer’s responsibilities will include supply chain, planning and allocation, store operations, finance, information technology and store development.

At the Annual Meeting of Stockholders of the Company held on May 20, 2011, our stockholders elected each of our three nominees for Class II directors for a three-year term expiring in 2014, ratified the appointment of BDO USA, LLP as our independent registered public accounting firm for the fiscal year ending January 28, 2012, approved our 2011 Equity Incentive Plan, approved, on a non-binding basis, the compensation of our named executive officers as described in our Proxy Statement for the Annual Meeting (“Say on Pay”), and approved, on a non-binding basis, the Board of Director’s recommendation that Say on Pay votes be held on an annual basis.

Operating Highlights

Net sales in the First Quarter 2011 increased $8.7 million to $430.8 million, compared to net sales of $422.1 million reported in the First Quarter 2010.  Our Comparable Retail Sales decreased 3.2% during the First Quarter 2011 compared to a 0.5% decrease in the First Quarter 2010.  In the First Quarter 2011, we opened 42 stores, remodeled 12 stores and closed five stores.  In the First Quarter 2010, we opened 16 stores, remodeled one store and closed one store.

During the First Quarter 2011, we reported income from continuing operations of $29.1 million, or $1.10 per diluted share, compared to $28.0 million, or $1.00 per diluted share, in the First Quarter 2010.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.  The below table summarizes the average translation rates impacting our operating results:

	First Quarter 2011	First Quarter 2010
Average Translation Rates (1)
Canadian dollar	1.0238	0.9703
Hong Kong dollar	0.1285	0.1288
China yuan renminbi	0.1524	0.1464

(1)         The average translation rates are the average of the three monthly translation rates used during each quarter to translate the respective income statements.  The rates represent the U.S. dollar equivalent of each foreign currency.

For the First Quarter 2011, the effects of these translation rate changes on net sales, gross profit and income from continuing operations before income taxes were increases of $2.6 million, $1.2 million and $0.5 million, respectively.  Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation impact noted above, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which is priced in U.S. dollars.  The effect of these purchases on our gross profit was an increase of approximately $0.1 million in the First Quarter 2011.

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

Inventory Valuation—Merchandise inventories are stated at the lower of average cost or market, using the retail inventory method.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio, for each merchandise department, to the retail value of inventories.  An initial markup is applied to inventory at cost to establish a cost-to-retail ratio.  Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship.  At any one time, inventories include items that have been marked down to our best estimate of the lower of their cost or fair market value and an estimate of our inventory shrinkage.

We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  We estimate sell-through rates based upon historical and forecasted information.  Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our markdown reserve as of April 30, 2011 would have impacted net income by approximately $0.6 million.  Our markdown reserve balance at April 30, 2011 was approximately $10.7 million.

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

Stock-Based Compensation— We account for stock-based compensation according to the provisions of the “Compensation—Stock Compensation” topic of the FASB ASC.

Restricted Stock, Deferred Stock and Performance Awards

We grant restricted shares, deferred stock awards and performance awards to our employees and deferred stock awards to our non-employee directors.  The fair value of all stock-based awards granted prior to May 20, 2011, was based on the average of the high and low selling price of our common stock on the grant date.  In conjunction with our 2011 Equity Compensation Plan, ratified by our stockholders and effective as of May 20, 2011, the fair value of future stock-based awards will be based on the closing price of our common stock on the grant date.  The effect of this change in estimate is not expected to be material.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.  While actual forfeitures could vary significantly from those estimated, a 10% change in our forfeiture rate would impact our net income by approximately $0.2 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance period.  The current performance period ends on January 28, 2012.  To the extent that actual operating results for the rest of this fiscal year differ from our estimates, future performance share compensation expense could be significantly different.  For the First Quarter 2011, a 25% increase or decrease in our projected future earnings would not have had a material impact on stock-based compensation expense.

Stock Options

During fiscal 2008, we ceased issuing stock options in favor of deferred stock awards.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at April 30, 2011.

Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of April 30, 2011 would have impacted net income by approximately $0.6 million.

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

For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At April 30, 2011, the average net book value per store was approximately $0.2 million.

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

Recently Issued Accounting Updates

In May 2011, the FASB issued an accounting standard update, “Fair Value Measurement”, which amends the “Fair Value Measurements and Disclosure” topic of the FASB ASC.  This update provides amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  This standard will be effective for interim and annual periods beginning after December 15, 2011.  We do not expect this adoption to have any material impact on our financial statements or related disclosures.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our selling, general and administrative expenses increased approximately 20 basis points to 27.1% of net sales during the First Quarter 2011 from 26.9% during the First Quarter 2010.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.  The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales.

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	57.4	57.4
Gross profit	42.6	42.6
Selling, general and administrative expenses	27.1	26.9
Asset impairment charge	0.1	0.2
Depreciation and amortization	4.1	4.2
Operating income	11.3	11.3
Interest income (expense), net	(0.1)	(0.1)
Income from continuing operations before income taxes	11.3	11.2
Provision for income taxes	4.5	4.6
Income from continuing operations	6.8	6.6
(Loss) from discontinued operations, net of taxes	—	—
Net income	6.8%	6.6%
Number of stores, end of period	1,032	962

Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Net sales:
The Children’s Place U.S.	$380,508	$373,413
The Children’s Place Canada	50,298	48,720
Total net sales	$430,806	$422,133

Gross profit:
The Children’s Place U.S.	$159,419	$156,360
The Children’s Place Canada	24,228	23,344
Total gross profit	$183,647	$179,704

Gross Margin:
The Children’s Place U.S.	41.9%	41.9%
The Children’s Place Canada	48.2%	47.9%
Total Gross Margin	42.6%	42.6%

The First Quarter 2011 Compared to the First Quarter 2010

Net sales increased by $8.7 million to $430.8 million during the First Quarter 2011 from $422.1 million during the First Quarter 2010.  Our net sales increase resulted from a $19.3 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores, $2.6 million from favorable changes in the Canadian foreign exchange rate, partially offset by a Comparable Retail Sales decrease of 3.2%, or $13.2 million.  Our 3.2% decrease in Comparable Retail Sales was primarily the result of a 6% decline in the number of transactions partially offset by a 3% increase in the average dollar transaction size.  By department, Comparable Retail Sales were strongest for Accessories and weakest for Newborn.  Regionally, Comparable Store Sales were down in all regions except the West, which was flat.

On a segment basis, The Children’s Place U.S. net sales increased $7.1 million, or 1.9%, to $380.5 million in the First Quarter 2011 compared to $373.4 million in the First Quarter 2010.  This increase resulted from a $15.6 million increase in sales from new stores and other stores that did not qualify as comparable stores and a $7.5 million increase in e-commerce sales, mostly offset by a Comparable Store Sales decrease of 4.9%, or $16.0 million.  E-commerce sales, as a percentage of net sales, increased to 9.7% in the First Quarter 2011 from 8.1% in the First Quarter 2010.  Comparable Retail Sales decreased 2.2% due to a 5% decline in the number of transactions partially offset by a 3% increase in the average dollar transaction size.  The Children’s Place Canada net sales increased $1.6 million, or 3.2%, to $50.3 million in the First Quarter 2011 compared to $48.7 million in the First Quarter 2010.  This increase resulted primarily from a $3.7 million increase in sales from new stores and other stores that did not qualify as comparable stores and a $2.6 million increase resulting from favorable changes in the Canadian exchange rates, mostly offset by a decline in Comparable Retail Sales of 9.7%, or $4.7 million.  The decrease in Comparable Retail Sales was primarily the result of a 6% decline in the number of transactions and a 4% decline in the average dollar transaction size.

During the First Quarter 2011, we opened 42 stores, consisting of 35 in the United States and seven in Canada.  We closed five stores in the First Quarter 2011, all in the United States.

Gross profit increased by $3.9 million to $183.6 million during the First Quarter 2011 from $179.7 million during the First Quarter 2010.  Gross Margin was 42.6% in each of the First Quarter 2011 and the First Quarter 2010.  Gross Margin was flat due to a higher initial markup of approximately 60 basis points, offset by higher buying, distribution and occupancy costs of approximately 40 basis points and higher markdowns of approximately 20 basis points.  Gross Margin at The Children’s Place U.S. was 41.9% in each of the First Quarter 2011 and the First Quarter 2010.  Gross Margin was flat due to a higher initial markup of approximately 60 basis points, offset by higher markdowns of approximately 30 basis points and higher buying and distribution costs of approximately 30 basis points.  Gross Margin at The Children’s Place Canada increased approximately 30 basis points from 47.9% in the First Quarter 2010 to 48.2% in the First Quarter 2011.  This increase resulted primarily from a higher initial markup of approximately 80 basis points and lower markdowns of approximately 70 basis points, partially offset by higher occupancy and distribution costs of approximately 120 basis points.  The Children’s Place Canada’s higher initial markup was favorably impacted by changes in foreign exchange rates.

Selling, general and administrative expenses increased $3.2 million to $116.7 million during the First Quarter 2011 from $113.5 million during the First Quarter 2010 and as a percentage of net sales, SG&A increased approximately 20 basis points to 27.1% during the First Quarter 2011 from 26.9% during the First Quarter 2010.  These increases resulted primarily from the following:

•                  pre-opening expenses increased approximately $2.1 million, or 50 basis points, resulting from opening 26 more stores in the First Quarter 2011 compared to the First Quarter 2010; and

•                  stock-based compensation expense decreased approximately $1.3 million, or 30 basis points.  Early in the First Quarter 2011, approximately 140,447 performance awards vested, which were outstanding during the full period of the First Quarter 2010.

Asset impairment charges of $0.4 million were recorded in the First Quarter 2011 compared to $0.9 million of charges recorded in the First Quarter 2010.  The charges primarily related to two underperforming stores in each period.

Depreciation and amortization was $17.8 million during the First Quarter 2011 compared to $17.6 million during the First Quarter 2010.  As a percentage of net sales, depreciation and amortization was 4.1% in the First Quarter 2011 compared to 4.2% in the First Quarter 2010.

Interest expense, net decreased $0.2 million to $0.3 million in the First Quarter 2011 from $0.5 million in the First Quarter 2010.

Provision for income taxes was $19.4 million in the First Quarter 2011 compared to $19.2 million in the First Quarter 2010.  Our effective tax rate was 40.0% in the First Quarter 2011 compared to 40.7% in the First Quarter 2010.

Loss from discontinued operations, net of income taxes, was zero and $0.1 million in the First Quarter 2011 and the First Quarter 2010, respectively.  The loss in the First Quarter 2010 related to the disposal of a business during fiscal 2008.

Net income increased $1.2 million to $29.1 million in the First Quarter 2011 compared to $27.9 million in the First Quarter 2010 due to the factors discussed above.  Diluted earnings per share was $1.10 in the First Quarter 2011 compared to $1.00 in the First Quarter 2010.  This increase in earnings per diluted share is due to higher net income and a lower diluted weighted average common shares outstanding of approximately 1.5 million, which is primarily related to the repurchase and retirement of approximately 2.3 million common shares under our share repurchase programs.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our working capital needs follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and winter selling seasons.  Our primary uses of cash are the financing of new store openings, other capital projects and working capital requirements, principally inventory purchases and the repurchase of our common stock.

Our working capital increased $1.5 million to $373.2 million at April 30, 2011 compared to $371.7 million at May 1, 2010.  This increase is primarily due to cash generated from operations and decreases in accounts payable partially offset by cash paid for share repurchases and the utilization of certain deferred tax assets.  During the First Quarter 2011, under our share repurchase programs, we repurchased 0.4 million shares for approximately $18.4 million.  Subsequent to April 30, 2011 and through June 1, 2011, we repurchased an additional 0.2 million shares for approximately $8.2 million.  As of April 30, 2011, we had no borrowings under our credit facility. Our credit facility provides for borrowings up to the lesser of $200 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facilities” below).  At April 30, 2011, our borrowing base was $150.6 million.

On June 11, 2009, we received a notice of assessment in the amount of approximately 2.3 million Canadian dollars from Revenue Quebec regarding certain of our sales tax filings.  During the third quarter of fiscal 2009, Revenue Quebec required us to guarantee the assessed amount in the form of a deposit into a restricted cash account.  During the First Quarter 2011, we settled these outstanding sales tax issues at a net cost of approximately $0.3 million.  Upon settlement, the restriction was removed.

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

The 2008 Credit Agreement contains covenants, which include limitations on annual capital expenditures, share repurchase programs and the payment of dividends or similar payments.  Credit extended under the 2008 Credit Agreement is secured by a first priority security interest in substantially all of our assets.

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

Cash Flows/Capital Expenditures

Cash flows provided by operating activities decreased $14.6 million to $57.2 million in the First Quarter 2011 compared to $71.8 million in the First Quarter 2010.  The net decrease resulted primarily from the following:

•                  the timing of payments on accounts payable and other current liabilities, primarily those related to inventory, resulted in higher cash outflows of approximately $8.2 million; and

•                  an increase in inventory purchases during the First Quarter 2011 resulted in approximately $6.1 million of net cash outflows.

Cash flows used in investing activities decreased $1.7 million to $22.3 million in the First Quarter 2011 compared to $24.0 million in the First Quarter 2010.  The decrease primarily resulted from the release of $2.4 million of restricted cash.  Purchases of property and equipment increased $0.6 million resulting from more store openings in the First Quarter 2011, mostly offset by lower expenditures on distribution center projects.

Cash flows used in financing activities were $10.0 million in the First Quarter 2011 compared to cash flows provided by financing activities of $5.4 million in the First Quarter 2010.  The First Quarter 2011 included payments of $19.3 million for purchases of our common stock, primarily related to our share repurchase programs, partially offset by $9.3 million of proceeds from the exercise of stock options and related tax benefits.  The First Quarter 2010 included $5.4 million of proceeds from the exercise of stock options.

We continue to anticipate that total capital expenditures will be in the range of approximately $85 to $90 million in fiscal 2011.  In the First Quarter 2011, we opened 42 stores and remodeled 12 at an aggregate cost of approximately $18.9 million.  We have spent approximately $0.7 million on projects in our distribution centers and approximately $5.3 million on information technology, our corporate offices and other initiatives.  Over the next three quarters, we anticipate additional spending of approximately $45 million on store projects and approximately $20 million on information technology, including merchandising and e-commerce systems, and other initiatives.

Our ability to continue to meet our capital requirements in fiscal 2011 depends on our ability to generate cash flows from operations and our available borrowings under our credit facilities.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During the second quarter of our fiscal years, we usually use cash to fund operating losses and working capital requirement as our revenues are lowest and we are building inventory to support the back-to-school season.  We believe that cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months.  Further, we do not expect the current economy to preclude us from meeting our cash requirements.

Historically, we have funded our capital expenditures primarily from operations, with occasional seasonal advances on our debt facilities.  With a cash balance of $212.3 million at April 30, 2011, and approximately $120.1 million of availability on our credit facility, we expect to meet our capital requirements for the remainder of fiscal 2011.

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

Interest Rates

Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of April 30, 2011, we had no borrowings under the credit facility.  During the First Quarter 2011, borrowings were not material and any change in interest rates would not have a material impact on our interest expense.

Foreign Assets and Liabilities

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian subsidiaries are considered long-term; however, we are not deemed to be permanently reinvested in our Hong Kong subsidiary.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of April 30, 2011, net assets in Canada and Hong Kong were $114.6 million and $12.2 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $11.5 million and $1.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

As of April 30, 2011, we had approximately $96.2 million of our cash and investment balances held in foreign countries, of which approximately $80.6 million was in Canada, approximately $12.9 million was in Hong Kong and approximately $2.7 million was in China.

Foreign Operations

Approximately 12% of our consolidated net sales and total costs and expenses are transacted in foreign currencies.  As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, the First Quarter 2011 net sales could have decreased or increased by approximately $5.0 million and total costs and expenses could have decreased or increased by approximately $4.9 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses. At April 30, 2011, we had foreign currency denominated receivables and payables, including inter-company balances, of $1.0 million and $2.6 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.

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

Item 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and President, our Interim Principal Accounting Officer and our Interim Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2011.  Based on that evaluation, our Chief Executive Officer and President, Interim Principal Accounting Officer and our Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2011 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Disclosure controls and procedures are designed only to provide “reasonable assurance” that the controls and procedures will meet their objectives.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  In reviewing those disclosures, our management, including our principal executive officers (our Chief Executive Officer and President and our Interim Principal Accounting Officer and our Interim Principal Financial Officer), have concluded that our disclosure controls and procedures are effective at this “reasonable assurance” level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS.

Certain legal proceedings in which we are involved are discussed in Note 11 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 29, 2011.  See Note 8 to the condensed consolidated financial statements for a discussion of certain recent developments concerning our legal proceedings.

Item 1A.     RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended January 29, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 18, 2010, our Board of Directors authorized a share repurchase program in the amount of $100.0 million (the “2010 Share Repurchase Program”) and on March 3, 2011 authorized a second share repurchase program in the amount of $100.0 million (the “2011 Share Repurchase Program”).  Under the programs, we may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions.  The timing and remaining number of shares repurchased under the programs will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions.  We may suspend or discontinue the programs at any time, and may thereafter reinstitute purchases, all without prior announcement. During the First Quarter 2011 the 2010 Share Repurchase Program was completed with the final $10.1 million of availability being used.

The following table provides a month-to-month summary of our share repurchase activity during the First Quarter 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
1/30/11-2/26/11	—	—	—	$10,054
2/27/11-4/2/11	247,663	47.30	229,645	99,145
4/3/11-4/30/11	142,735	53.21	142,735	91,551
Total	390,398	$49.46	372,380	$91,551

Item 6.        EXHIBITS.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

10.1	Amended and Restated Employment Agreement, dated as of March 28, 2011, between The Children’s Place Retail Stores, Inc. and Jane T. Elfers.

10.2	Letter agreement, dated May 9, 2011, between The Children’s Place Retail Stores, Inc. and Eric P. Bauer.

10.3	2011 Equity Incentive Plan (the “2011 Plan”), filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.4

Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.5

Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Plan, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.6

Form of Deferred Stock Award Agreement under the Company’s Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.7	Form of Performance Stock Award Agreement under the 2005 Plan, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.3	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement  or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE

RETAIL STORES, INC.

Date: June 6, 2011	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(A Principal Executive Officer)

Date: June 6, 2011	By:	/S/ BERNARD L. MCCRACKEN
BERNARD L. MCCRACKEN
Interim Principal Accounting Officer and Vice President, Corporate Controller
(A Principal Accounting Officer)

Date: June 6, 2011	By:	/S/ JOHN E. TAYLOR
JOHN E. TAYLOR
Interim Principal Financial Officer and Vice President, Finance
(A Principal Financial Officer)