Form 10-Q
period 2011-07-30
CHILDRENS PLACE RETAIL STORES INC
filed 2011-09-07
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of September 2, 2011 was 25,181,325 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 30, 2011

PART I.     FINANCIAL INFORMATION

Item 1.                       Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	(unaudited)		(unaudited)
	July 30,	January 29,	July 31,
	2011	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$151,503	$183,657	$196,033
Restricted cash	—	2,258	2,195
Accounts receivable	22,760	16,121	18,905
Inventories	244,061	210,523	214,301
Prepaid expenses and other current assets	50,056	46,860	46,111
Deferred income taxes	14,520	18,282	36,049
Total current assets	482,900	477,701	513,594
Long-term assets:
Property and equipment, net	331,277	320,601	318,255
Deferred income taxes	55,058	51,931	56,406
Other assets	4,016	4,098	4,270
Total assets	$873,251	$854,331	$892,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$67,738	$50,730	$68,564
Income taxes payable	2,108	1,143	1,029
Accrued expenses and other current liabilities	82,903	78,523	80,849
Total current liabilities	152,749	130,396	150,442
Long-term liabilities:
Deferred rent liabilities	99,861	94,394	95,614
Other tax liabilities	15,511	15,184	15,784
Other long-term liabilities	5,251	6,630	5,533
Total liabilities	273,372	246,604	267,373
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 25,491, 26,136 and 27,822 issued; 25,480, 26,136 and 27,822 outstanding	2,549	2,613	2,782
Additional paid-in capital	217,367	209,960	218,571
Treasury stock, at cost (11 shares)	(463)	—	—
Deferred compensation	463	—	—
Accumulated other comprehensive income	17,893	13,157	10,431
Retained earnings	362,070	381,997	393,368
Total stockholders’ equity	599,879	607,727	625,152
Total liabilities and stockholders’ equity	$873,251	$854,331	$892,525

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales	$343,508	$345,301	$774,314	$767,434
Cost of sales	227,943	231,727	475,102	474,156

Gross profit	115,565	113,574	299,212	293,278

Selling, general and administrative expenses	111,885	107,281	228,607	220,736
Asset impairment charges	980	1,222	1,378	2,152
Depreciation and amortization	18,478	18,199	36,229	35,824

Operating income (loss)	(15,778)	(13,128)	32,998	34,566
Interest (expense), net	(314)	(381)	(585)	(837)

Income (loss) from continuing operations before income taxes	(16,092)	(13,509)	32,413	33,729
Provision (benefit) for income taxes	(6,315)	(5,241)	13,106	13,990

Income (loss) from continuing operations	(9,777)	(8,268)	19,307	19,739
Income (loss) from discontinued operations, net of income taxes	—	35	—	(70)
Net income (loss)	$(9,777)	$(8,233)	$19,307	$19,669

Basic earnings (loss) per share amounts (1)
Income (loss) from continuing operations	$(0.38)	$(0.30)	$0.74	$0.71
Income (loss) from discontinued operations, net of income taxes	—	0.00	—	(0.00)
Net income (loss)	$(0.38)	$(0.30)	$0.74	$0.71
Basic weighted average common shares outstanding	25,738	27,755	25,925	27,669

Diluted earnings (loss) per share amounts (1)
Income (loss) from continuing operations	$(0.38)	$(0.30)	$0.74	$0.70
Income (loss) from discontinued operations, net of income taxes	—	0.00	—	(0.00)
Net income (loss)	$(0.38)	$(0.30)	$0.74	$0.70
Diluted weighted average common shares outstanding	25,738	27,755	26,163	28,027

(1) Table may not add due to rounding

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	July 30, 2011	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,307	$19,669
Less (loss) from discontinued operations	—	(70)
Income from continuing operations	19,307	19,739
Reconciliation of income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	36,229	35,824
Stock-based compensation	5,945	7,208
Excess tax benefits from stock-based compensation	(6,869)	—
Deferred taxes	(798)	5,533
Deferred rent expense and lease incentives	(7,389)	(8,354)
Other	2,423	2,616
Changes in operating assets and liabilities:
Inventories	(32,406)	(6,977)
Prepaid expenses and other assets	(4,512)	(1,652)
Accounts payable and other current liabilities	19,893	8,969
Income taxes payable, net of prepayments	4,901	(797)
Deferred rent and other liabilities	10,810	4,819
Total adjustments	28,227	47,189
Net cash provided by operating activities	47,534	66,928
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(46,725)	(46,958)
Release of restricted cash	2,351	—
Purchase of company-owned life insurance policies	(196)	(161)
Net cash used in investing activities	(44,570)	(47,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	56,264	75,161
Repayments under revolving credit facilities	(56,264)	(75,161)
Exercise of stock options	2,733	6,820
Excess tax benefits from stock-based compensation	6,869	—
Purchase and retirement of common stock, including transaction costs	(47,437)	(385)
Net cash provided by (used in) financing activities	(37,835)	6,435
Effect of exchange rate changes on cash	2,717	1,409
Net increase (decrease) in cash and cash equivalents	(32,154)	27,653
Cash and cash equivalents, beginning of period	183,657	168,380
Cash and cash equivalents, end of period	$151,503	$196,033

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	July 30, 2011	July 31, 2010
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$8,917	$9,266
Cash paid during the year for interest	781	376
Increase (decrease) in accrued purchases of property and equipment	938	(4,452)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of The Children’s Place Retail Stores, Inc. (the “Company”) as of July 30, 2011 and July 31, 2010, the results of its consolidated operations for the thirteen weeks and twenty-six weeks ended July 30, 2011 and July 31, 2010, and its consolidated cash flows for the twenty-six weeks ended July 30, 2011 and July 31, 2010. The consolidated financial position as of January 29, 2011 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Certain reclassifications have been made to prior period financial statements to conform with the current period presentation.

Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•                  Second Quarter 2011 — The thirteen weeks ended July 30, 2011.

•                  Second Quarter 2010 — The thirteen weeks ended July 31, 2010.

•                  Year-To-Date 2011 — The twenty-six weeks ended July 30, 2011.

•                  Year-To-Date 2010 — The twenty-six weeks ended July 31, 2010.

•                  FASB— Financial Accounting Standards Board.

•                  FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Restricted Cash

On June 11, 2009, the Company received a notice of assessment in the amount of approximately 2.3 million Canadian dollars from Revenue Quebec regarding the Company’s sales tax filings.  During the third quarter of fiscal 2009, Revenue Quebec required the Company to guarantee the assessed amount in the form of a deposit into a restricted cash account.  During the first quarter of fiscal 2011, the Company settled these outstanding sales tax issues at a net cost of approximately $0.3 million and upon settlement, the restriction was removed.  At January 29, 2011 and July 31, 2010 the U.S. dollar value of this deposit was $2.3 million and $2.2 million, respectively, and is shown on the accompanying consolidated balance sheet as restricted cash.

Stock-based Compensation

The Company generally grants deferred stock awards and performance awards to employees at management levels and above.  The Company also grants deferred stock awards to our non-employee directors.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of the Company’s common stock on the grant date.  Effective with the adoption of the 2011 Equity Incentive Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of the Company’s common stock on the grant date.  This change in estimate is not expected to have a material impact on the Company’s financial statements.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

Deferred stock awards generally vest ratably over three years except that deferred awards to non-employee directors vest after one year.

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

The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability; however, the assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency.  The investments of the rabbi trust consist of company-owned life insurance policies (“COLIs”) and Company stock.  The Deferred Compensation Plan liability, excluding Company stock, is included in other long-term liabilities and changes in the balance are recognized as compensation expense.  The cash surrender values of the COLIs are included in other assets and related earnings and losses are recognized as investment income or loss, which is included in selling, general and administrative expenses.  Company stock deferrals are included in the equity section of the Company’s consolidated balance sheet as treasury stock and as a deferred compensation liability.  Deferred stock is recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized.

The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.7 million, $0.5 million and $0.3 million at July 30, 2011, January 29, 2011 and July 31, 2010, respectively.  The cash surrender value of the COLIs, at fair value, was approximately $0.7 million, $0.5 million and $0.3 million at July 30, 2011, January 29, 2011 and July 31, 2010, respectively.  Company stock was $0.5 million at July 30, 2011.  Prior to fiscal 2011, there was no Company stock in the Deferred Compensation Plan.

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

The Company’s cash and cash equivalents, accounts receivable, accounts payable and credit facility are all short-term in nature.  As such, their carrying amounts approximate fair value.   The assets and liabilities of the Company’s Deferred Compensation Plan, excluding Company stock, fall within Level 1 of the fair value hierarchy.  The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.

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

In June 2011, the FASB issued an accounting standard update, “Comprehensive Income”.  Under this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This standard will be effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted.  The Company does not expect this adoption to have a material impact on its financial statements.

2.                      STOCKHOLDERS’ EQUITY

On August 18, 2010, the Company’s Board of Directors authorized a share repurchase program in the amount of $100.0 million (the “2010 Share Repurchase Program”) and on March 3, 2011 authorized another share repurchase program in the amount of $100.0 million (the “2011 Share Repurchase Program”).  Under the programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions.  During Year-To-Date 2011 the Company repurchased approximately 1.0 million shares for approximately $46.6 million, of which $10.1 million was for purchases under the 2010 Share Repurchase Program, which closed out that program, and the other $36.5 million was for purchases under the 2011 Share Repurchase Program.  Subsequent to July 30, 2011 and through August 31, 2011, the Company repurchased an additional 0.3 million shares for approximately $11.2 million.  All shares repurchased under the programs have been retired.  The timing and number of shares repurchased under the 2011 Share Repurchase Program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions.  The Company may suspend or discontinue the 2011 Share Repurchase Program at any time, and may thereafter reinstitute purchases, all without prior announcement.

Additionally, under certain conditions, the Company withholds and retires shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients.  The Company’s payment of the withholding taxes in exchange for the shares constitutes a purchase of its common stock.  For Year-To-Date 2011, the Company retired approximately 18,000 shares and made related withholding tax payments of approximately $0.8 million.  For Year-To-Date 2010, the Company retired approximately 8,000 shares and made related withholding tax payments of approximately $0.4 million.

In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired for Year-To-Date 2011, approximately $39.2 million was charged to retained earnings.

Treasury stock consists of those shares deferred into the Deferred Compensation Plan.  During Year-To-Date 2011, approximately 11,000 shares have been deferred into the Deferred Compensation Plan at an aggregate cost of approximately $0.5 million.

3.                      STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Stock option expense	$—	$13	$—	$35
Deferred stock expense	2,572	1,476	4,557	3,544
Restricted stock expense	—	216	399	432
Performance award expense	630	1,656	989	3,197
Total stock-based compensation expense (1)	$3,202	$3,361	$5,945	$7,208

(1)          Approximately $0.6 million in the Second Quarter 2011 and $0.3 million in the Second Quarter 2010 was recorded in cost of goods sold.  Approximately $1.0 million in the Year-To-Date 2011 and $0.6 million in the Year-To-Date 2010 was recorded in cost of goods sold.

The Company recognized a tax benefit related to stock-based compensation expense of $2.4 million and $2.9 million for Year-To-Date 2011 and Year-To-Date 2010, respectively.

Awards Granted During Year-To-Date 2011

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

Additionally, during Year-To-Date 2011, the Company granted 161,704 deferred stock awards to employees, including new hire awards.  The awards vest as to one-third on each of the first three anniversaries of the grant date.  In addition, the Company also granted performance awards to employees that provide for the issuance of 126,176 Target Shares if the Company meets its operating income target for fiscal 2011.  The performance awards have a minimum threshold that would provide 50% of the Target Shares and a maximum target that would provide 200% of the Target Shares.  Depending on the final operating income, the percentage earned can be 0%, or any percentage including and between 50% and 200%.  Any earned performance awards cliff vest in three years from the grant date.

On January 30, 2011, the Company made its annual grant of deferred stock awards to the members of its Board of Directors.  Total awards granted were 18,640 and vest after one year.  On May 20, 2011, the Company granted 1,376 deferred stock awards to a new member of its Board of Directors.  These awards vest after one year.

Changes in the Company’s Unvested Stock Awards During Year-To-Date 2011

Deferred and Restricted Stock (“Deferred Awards”)

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards beginning of period	356	$36.91
Granted	282	50.94
Vested	(104)	32.08
Forfeited	(41)	39.15
Unvested Deferred Awards, end of period	493	$45.78

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $17.9 million as of July 30, 2011, which will be recognized over a weighted average period of approximately 2.4 years.

Performance Awards

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested performance shares, beginning of period	151	$25.16
Granted	227	51.45
Vested	(144)	24.05
Forfeited	(1)	52.70
Unvested performance shares, end of period	233	$51.27

(1)          The number of unvested performance shares is based on the Participants earning their Target Shares at 100%.  As of July 30, 2011, the Company estimates that on a weighted average basis the Participants will earn 80% of their Target Shares. The cumulative expense recognized reflects changes in estimates as they occur.

Based on the current number of performance shares expected to be earned, the total unrecognized stock-based compensation expense related to unvested performance shares approximated $8.6 million as of July 30, 2011, which will be recognized over a weighted average period of approximately 2.6 years.

Stock Options

At January 29, 2011 the Company had approximately 16,000 unvested stock options at a weighed average grant date fair value of $11.08.  All of these options vested during Year-To-Date 2011.

Outstanding Stock Options

Changes in the Company’s outstanding stock options for Year-To-Date 2011 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at beginning of period	351	$33.93	4.3	$3,311
Granted	—	—	—	—
Exercised	(84)	32.68	N/A	1,518
Forfeited	(6)	39.09	N/A	89
Options outstanding and exercisable at end of period	261	$34.21	4.1	$3,707

4.                      NET INCOME (LOSS) PER COMMON SHARE

The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted net income (loss) per common share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Income (loss) from continuing operations	$(9,777)	$(8,268)	$19,307	$19,739
Income (loss) from discontinued operations, net of taxes	—	35	—	(70)
Net income (loss)	$(9,777)	$(8,233)	$19,307	$19,669

Basic weighted average common shares	25,738	27,755	25,925	27,669
Dilutive effect of stock awards	—	—	238	358
Diluted weighted average common shares	25,738	27,755	26,163	28,027
Antidilutive stock awards	811	1,400	90	139

Antidilutive stock awards (stock options, Deferred Awards and performance awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

The diluted loss per share amounts presented in the condensed consolidated statements of operations for the Second Quarter 2011 and the Second Quarter 2010 exclude the dilutive effect of the stock awards, which would have been anti-dilutive as a result of the loss from continuing operations.

5.                      COMPREHENSIVE INCOME (LOSS)

The following table presents the Company’s comprehensive income (loss) (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net income (loss)	$(9,777)	$(8,233)	$19,307	$19,669
Foreign currency translation adjustment	(1,316)	(954)	4,736	2,870
Comprehensive income (loss)	$(11,093)	$(9,187)	$24,043	$22,539

6.                      PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Asset Life	July 30, 2011	January 29, 2011	July 31, 2010
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	34,370	34,360	33,886
Material handling equipment	10-15 yrs	51,021	50,011	48,506
Leasehold improvements	Lease life	406,330	398,991	388,954
Store fixtures and equipment	3-10 yrs	290,524	279,674	267,970
Capitalized software	5 yrs	77,080	71,993	68,848
Construction in progress	—	17,343	18,951	10,262
		880,071	857,383	821,829
Less accumulated depreciation and amortization		(548,794)	(536,782)	(503,574)
Property and equipment, net		$331,277	$320,601	$318,255

During the Second Quarter 2011, the Company recorded $1.0 million of impairment charges primarily related to four underperforming stores.  During the Second Quarter 2010, the Company recorded $1.2 million of impairment charges primarily related to three underperforming stores.

During Year-To-Date 2011, the Company recorded $1.4 million of impairment charges primarily related to six underperforming stores.  During Year-To-Date 2010, the Company recorded $2.2 million of impairment charges primarily related to four underperforming stores.

As of July 30, 2011, January 29, 2011 and July 31, 2010, the Company had approximately $5.6 million, $4.7 million and $3.1 million, respectively, in property and equipment for which payment had not been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

7.                      CREDIT FACILITY

The following description of the Company’s credit agreement contains terms that were in effect as of July 30, 2011.  Certain of these terms have been amended in August 2011 as described below.

On July 31, 2008, the Company and certain of its domestic subsidiaries entered into a five year credit agreement (the “Credit Agreement”) with Wells Fargo Retail Finance, LLC (as subsequently acquired by Wells Fargo Bank, National Association, its successor-in-interest, “Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender.

The Credit Agreement consists of a $200 million asset based revolving credit facility, with a $175 million sublimit for standby and documentary letters of credit. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

(i) the prime rate plus a margin of 0.0% to 0.5% based on the amount of the Company’s average excess availability under the facility; or

(ii) the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three or six months, as selected by the Company, plus a margin of 2.00% to 2.50% based on the amount of the Company’s average excess availability under the facility.

We are charged an unused line fee of 0.50% or 0.75% on the unused portion of the commitments.  Letter of credit fees range from 1.25% to 1.75% for commercial letters of credit and range from 2.00% to 2.50% for standby letters of credit.  Letter of credit fees are determined based on daily average undrawn stated amount of such outstanding letters of credit. The Credit Agreement expires on July 31, 2013.   The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.

The outstanding obligations under the Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  Had the Company terminated the Credit Agreement on or before July 31, 2010 the Company would have been required to pay an early termination fee in the amount of 0.25% of the revolving credit facility ceiling then in effect.  After July 31, 2010 the Company is no longer subject to any early termination fees.

The Credit Agreement contains covenants, which include limitations on annual capital expenditures, stock buybacks and the payment of dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first or second priority security interest in substantially all of the Company’s assets.

On August 18, 2010 and also on March 7, 2011, in connection with the approval of the Company’s share repurchase programs, the Credit Agreement was amended to increase the allowable amount, subject to certain restrictions, that the Company may spend on share repurchases.

On August 16, 2011, the Credit Agreement was amended (the “2011 Amendment”) to provide for, among other things, the following:

•                  a three year extension of the term of the Credit Agreement to August 2016;

•                  a reduction in the maximum available borrowings under the facility to $150 million with an accordion feature that could provide up to $75 million of additional availability, of which $25 million is committed;

•                  a reduction in the sublimit for standby and documentary letters of credit to $125 million;

•                  a change in the applicable loan interest rates to either a) the prime rate plus a margin of 0.75% to 1.0% or LIBOR plus a margin of 1.75% to 2.00%;

•                  a reduction in the unused line fee to 0.375%;

•                  a reduction of letter of credit fees to a range of 0.875% to 1.00%, based on excess availability;

•                  a reduction of standby letter of credit fees to a range of 1.25% to 1.50% based on excess availability; and

•                  the elimination of the maximum capital expenditures covenant.

In conjunction with the 2011 Amendment, the Company paid $0.7 million in additional deferred financing costs.

At July 30, 2011, the Company had capitalized an aggregate of approximately $2.6 million in deferred financing costs related to the Credit Agreement, which was being amortized on a straight-line basis over its initial term.  The remaining unamortized balance of $1.2 million, plus the $0.7 million of additional deferred financing costs incurred on the 2011 Amendment, will be amortized over the remaining life of the Credit Agreement, including the extended term.

The table below presents the components (in millions) of the Company’s credit facility:

	July 30, 2011	January 29, 2011	July 31, 2010

Credit facility maximum	$200.0	$200.0	$200.0
Borrowing base	168.9	168.4	169.8

Outstanding borrowings	—	—	—
Letters of credit outstanding—merchandise	24.2	41.3	37.1
Letters of credit outstanding—standby	11.1	11.0	10.9
Utilization of credit facility at end of period	35.3	52.3	48.0

Availability	$133.6	$116.1	$121.8

Interest rate at end of period	3.3%	3.3%	3.3%

	Year-To-Date 2011	Fiscal 2010	Year-To-Date 2010
Average end of day loan balance during the period	$—	$—	$—
Highest end of day loan balance during the period	0.2	0.1	—
Average interest rate	3.3%	3.3%	3.3%

Letter of Credit Fees

Letter of credit fees approximated $0.2 million in each of Year-To-Date 2011 and Year-To-Date 2010 and are included in cost of sales.

8.                      LEGAL AND REGULATORY MATTERS

During the Second Quarter 2011, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings.  There were no material developments to any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

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

The Company’s effective tax rate from continuing operations for the Second Quarter 2011 and Year-To-Date 2011 was 39.2% and 40.4%, respectively, compared to 38.8% and 41.5% during the Second Quarter 2010 and Year-To-Date 2010, respectively.

During the Second Quarter 2011 and Year-To-Date 2011, the Company recognized approximately $0.2 million and $0.3 million, respectively, of additional interest expense related to its unrecognized tax benefits.  During the Second Quarter 2010 and Year-To-Date 2010, the Company recognized approximately $0.2 million and $0.4 million, respectively, of additional interest expense related to its unrecognized tax benefits.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax audits for years through fiscal 2006.  With limited exception, the Company is no longer subject to state, local or non-U.S. income tax audits by taxing authorities for years through fiscal 2006.

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

10.               INTEREST INCOME (EXPENSE), NET

The following table presents the components of the Company’s interest income (expense), net (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Interest income	$240	$129	$478	$221
Tax-exempt interest income	2	14	7	18
Total interest income	242	143	485	239

Less:
Interest expense – credit facilities	63	55	126	126
Unused line fee	317	293	621	594
Amortization of deferred financing fees	145	145	290	290
Other interest and fees	31	31	33	66
Total interest expense	556	524	1,070	1,076
Interest (expense), net	$(314)	$(381)	$(585)	$(837)

11.               SEGMENT INFORMATION

In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores. Each segment includes an e-commerce business located at www.childrensplace.com.  The Company measures its segment profitability based on operating income, defined as income from continuing operations before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of July 30, 2011, The Children’s Place U.S. operated 944 stores and The Children’s Place Canada operated 116 stores. As of July 31, 2010, The Children’s Place U.S. operated 880 stores and The Children’s Place Canada operated 97 stores.

The following tables provide segment level financial information for the Second Quarter 2011, the Second Quarter 2010, Year-To-Date 2011 and Year-To-Date 2010 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales:
The Children’s Place U.S.	$294,417	$297,329	$674,925	$670,742
The Children’s Place Canada	49,091	47,972	99,389	96,692
Total net sales	$343,508	$345,301	$774,314	$767,434
Gross profit:
The Children’s Place U.S.	$93,326	$92,824	$252,745	$249,184
The Children’s Place Canada	22,239	20,750	46,467	44,094
Total gross profit	$115,565	$113,574	$299,212	$293,278
Gross Margin:
The Children’s Place U.S.	31.7%	31.2%	37.4%	37.2%
The Children’s Place Canada	45.3%	43.3%	46.8%	45.6%
Total Gross Margin	33.6%	32.9%	38.6%	38.2%
Operating income (loss):
The Children’s Place U.S.	$(20,269)	$(17,456)	$20,986	$21,867
The Children’s Place Canada	4,491	4,328	12,012	12,699
Total operating income (loss)	$(15,778)	$(13,128)	$32,998	$34,566
Operating income (loss) as a percent of net sales:
The Children’s Place U.S.	-6.9%	-5.9%	3.1%	3.3%
The Children’s Place Canada	9.1%	9.0%	12.1%	13.1%
Total operating income (loss)	-4.6%	-3.8%	4.3%	4.5%
Depreciation and amortization:
The Children’s Place U.S.	$16,259	$16,277	$31,963	$32,063
The Children’s Place Canada	2,219	1,922	4,266	3,761
Total depreciation and amortization	$18,478	$18,199	$36,229	$35,824
Capital expenditures:
The Children’s Place U.S.	$18,324	$22,171	$39,695	$44,975
The Children’s Place Canada	3,866	873	7,030	1,983
Total capital expenditures	$22,190	$23,044	$46,725	$46,958

Total assets by segment are as follows (in thousands):

	July 30,	January 29,	July 31,
	2011	2011	2010
Total assets:
The Children’s Place U.S.	$723,073	$720,951	$779,743
The Children’s Place Canada	150,178	133,380	112,782
Total assets	$873,251	$854,331	$892,525

12.               SUBSEQUENT EVENTS

As more fully described in Note 7, on August 16, 2011, the Credit Agreement was amended, which provides for, among other things, an extension of its term to August 2016, a reduction in the interest rates and fees applicable to borrowings and uses of letters of credit, and the elimination of the maximum capital expenditures covenant.  In conjunction with the amendment, the Company paid $0.7 million in additional deferred financing costs.

Subsequent to July 30, 2011 and through August 31, 2011, the Company repurchased an additional 0.3 million shares for approximately $11.2 million, which brought the total under the 2011 Share Repurchase Program to approximately $47.7 million.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently.  These forward-looking statements of The Children’s Place Retail Stores, Inc. (the “Company”) are based upon the Company’s current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially.  Some of these risks and uncertainties are described in the Company’s filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by a further downturn in the economy or by other factors such as increases in the cost of gasoline and food, and the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.  The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

•                  Second Quarter 2011 — The thirteen weeks ended July 30, 2011.

•                  Second Quarter 2010 — The thirteen weeks ended July 31, 2010.

•                  Year-To-Date 2011 — The twenty-six weeks ended July 30, 2011.

•                  Year-To-Date 2010 — The twenty-six weeks ended July 31, 2010.

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

•                  FASB — Financial Accounting Standards Board.

•                  SEC — U.S. Securities and Exchange Commission.

•                  FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

•                  U.S. GAAP — Generally Accepted Accounting Principles in the United States.

Our Business

We are the largest pure-play children’s specialty apparel retailer in North America.  We design, contract to manufacture and sell fashionable, high-quality, value-priced merchandise, virtually all of which is under our proprietary “The Children’s Place” and “Place” brand names.  Our objective is to deliver high-quality merchandise at value prices.  As of July 30, 2011, we operated 1,060 stores throughout North America and our e-commerce business at www.childrensplace.com.

Segment Reporting

In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores.  Each segment includes an e-commerce business located at www.childrensplace.com.  We measure our segment profitability based on operating income, defined as income from continuing operations before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of July 30, 2011, The Children’s Place U.S. operated 944 stores and The Children’s Place Canada operated 116 stores.  As of July 31, 2010, The Children’s Place U.S. operated 880 stores and The Children’s Place Canada operated 97 stores.

Recent Developments

On August 16, 2011, our Credit Agreement was amended, which provides for, among other things, an extension of its term to August 2016, a reduction in the interest rates and fees applicable to borrowings and uses of letters of credit, and the elimination of the maximum capital expenditures covenant.  In conjunction with the amendment, we paid $0.7 million in additional deferred financing costs.

Operating Highlights

Net sales increased by $6.9 million, or 0.9%, to $774.3 million in Year-To-Date 2011 from $767.4 million during Year-To-Date 2010.  Our Comparable Retail Sales decreased 4.3% during Year-To-Date 2011 compared to a 1.7% increase during Year-To-Date 2010.  During Year-To-Date 2011, we opened 70 The Children’s Place stores and closed five.  During Year-To-Date 2010, we opened 34 The Children’s Place stores and closed four.

During Year-To-Date 2011, we reported income from continuing operations of $19.3 million, or $0.74 per diluted share, compared to $19.7 million, or $0.70 per diluted share, in Year-To-Date 2010.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.  The below table summarizes those average translation rates most impacting our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Average Translation Rates (1)
Canadian Dollar	1.0347	0.9620	1.0292	0.9661
Hong Kong Dollar	0.1285	0.1285	0.1285	0.1286
China Yuan Renminbi	0.1543	0.1468	0.1534	0.1466

(1)          The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of each foreign currency.

For the Second Quarter 2011, the effects of these translation rate changes on net sales, gross profit and income from continuing operations before income taxes were increases of $3.3 million, $1.5 million and $0.7 million, respectively.  For Year-To-Date 2011, the effects of these translation rate changes on net sales, gross profit and income from continuing operations before income taxes were increases of $5.9 million, $2.7 million and $1.2 million, respectively.  Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which are priced in U.S. dollars.  The effect of these purchases on our gross profit was an increase of approximately $0.1 million during Year-To-Date 2011.  These purchases did not have a material effect on our gross profit in the Second Quarter 2011.

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

We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  We estimate sell-through rates based upon historical and forecasted information.  Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our markdown reserve as of July 30, 2011 would have impacted net income by approximately $0.5 million.  Our markdown reserve balance at July 30, 2011 was approximately $8.3 million.

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

Restricted Stock, Deferred Stock and Performance Awards

We generally grant deferred stock awards and performance awards to employees at management levels and above.  We also grant deferred stock awards to our non-employee directors.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of our common stock on the grant date.  Effective with the adoption of the 2011 Equity Incentive Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of our common stock on the grant date.  This change in estimate is not expected to have a material impact on our financial statements.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our Year-To-Date 2011 net income by approximately $0.3 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance period.  The current performance period ends on January 28, 2012.  To the extent that actual operating results for the rest of this fiscal year differ from our estimates, future performance share compensation expense could be significantly different.  For Year-to-Date 2011, a 25% increase in our projected future earnings would have caused a $1.4 million increase to stock-based compensation expense, and a 25% decrease in our projected future earnings would have caused a $0.8 million decrease to our stock-based compensation expense.

Stock Options

During fiscal 2008, we ceased issuing stock options in favor of deferred stock awards.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at July 30, 2011.

Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of July 30, 2011 would have impacted net income by approximately $0.6 million.

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

For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At July 30, 2011, the average net book value per store was approximately $0.2 million.

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

The Company’s cash and cash equivalents, accounts receivable, accounts payable and credit facility are all short-term in nature.  As such, their carrying amounts approximate fair value.  The assets and liabilities of the Company’s Deferred Compensation Plan fall within Level 1 of the fair value hierarchy.

Recently Adopted Accounting Standards

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

In June 2011, the FASB issued an accounting standard update, “Comprehensive Income”.  Under this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This standard will be effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted.  We do not expect this adoption to have a material impact on our financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses increased approximately 150 basis points to 32.6% of net sales during the Second Quarter 2011 from 31.1% during the Second Quarter 2010.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.4	67.1	61.4	61.8
Gross profit	33.6	32.9	38.6	38.2
Selling, general and administrative expenses	32.6	31.1	29.5	28.8
Asset impairment charge	0.3	0.4	0.2	0.3
Depreciation and amortization	5.4	5.3	4.7	4.7
Operating income (loss)	(4.6)	(3.8)	4.3	4.5
Interest (expense), net	(0.1)	(0.1)	(0.1)	(0.1)
Income (loss) from continuing operations before income taxes	(4.7)	(3.9)	4.2	4.4
Provision (benefit) for income taxes	(1.8)	(1.5)	1.7	1.8
Income (loss) from continuing operations	(2.8)	(2.4)	2.5	2.6
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	(2.8)%	(2.4)%	2.5%	2.6%
Number of stores, end of period	1,060	977	1,060	977

Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales:
The Children’s Place U.S.	$294,417	$297,329	$674,925	$670,742
The Children’s Place Canada	49,091	47,972	99,389	96,692
Total net sales	$343,508	$345,301	$774,314	$767,434
Gross profit:
The Children’s Place U.S.	$93,326	$92,824	$252,745	$249,184
The Children’s Place Canada	22,239	20,750	46,467	44,094
Total gross profit	$115,565	$113,574	$299,212	$293,278
Gross Margin:
The Children’s Place U.S.	31.7%	31.2%	37.4%	37.2%
The Children’s Place Canada	45.3%	43.3%	46.8%	45.6%
Total Gross Margin	33.6%	32.9%	38.6%	38.2%

The Second Quarter 2011 Compared to the Second Quarter 2010

Net sales decreased by $1.8 million to $343.5 million during the Second Quarter 2011 from $345.3 million during the Second Quarter 2010.  Our net sales decrease resulted from a Comparable Retail Sales decrease of 5.6%, or $19.3 million, mostly offset by a $14.2 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores and $3.3 million from favorable changes in the Canadian foreign exchange rate.  Our 5.6% decrease in Comparable Retail Sales was primarily the result of a 7% decline in the number of transactions partially offset by a 1% increase in the average dollar transaction size.  By department, Comparable Retail Sales were strongest for Accessories and weakest for Newborn.  Regionally, Comparable Store Sales were down in all regions.  Included in Comparable Retail Sales are e-commerce comparable sales, which were $30.1 million in the Second Quarter 2011 compared to $26.3 million in the Second Quarter 2010.  Total e-commerce sales, as a percentage of net sales, increased to 9.1% in the Second Quarter 2011 from 8.3% in the Second Quarter 2010.

On a segment basis, The Children’s Place U.S. net sales decreased $2.9 million, or 1.0%, to $294.4 million in the Second Quarter 2011 compared to $297.3 million in the Second Quarter 2010.  This decrease resulted from a Comparable Store Sales decrease of 6.3%, or $15.9 million mostly offset by an $10.3 million increase in sales from new stores and other sales that did not qualify as comparable sales and a $2.7 million increase in e-commerce comparable sales.  Comparable Store Sales decreased 6.3% primarily due to a 7% decline in the number of transactions partially offset by a 1% increase in the average dollar transaction size.  The Children’s Place Canada net sales increased $1.1 million, or 2.3%, to $49.1 million in the Second Quarter 2011 compared to $48.0 million in the Second Quarter 2010.  This increase resulted primarily from a $2.9 million increase in sales from new stores and other sales that did not qualify as comparable sales, a $3.3 million increase resulting from favorable changes in the Canadian exchange rates and $1.1 million of e-commerce comparable sales, mostly offset by a decline in Comparable Store Sales of 13.4%, or $6.2 million.  The decrease in Comparable Store Sales was primarily the result of a 12% decline in the number of transactions and a 1% decline in the average dollar transaction size.

During the Second Quarter 2011, we opened 28 stores, consisting of 22 in the United States and six in Canada.

Gross profit increased by $2.0 million to $115.6 million during the Second Quarter 2011 from $113.6 million during the Second Quarter 2010.  Consolidated Gross Margin increased approximately 70 basis points to 33.6% during the Second Quarter 2011 from 32.9% during the Second Quarter 2010.  The increase in consolidated Gross Margin resulted primarily from lower markdowns of approximately 110 basis points and a higher initial markup of approximately 80 basis points, mostly offset by de-leveraging of distribution and occupancy costs of approximately 120 basis points.  Gross Margin at The Children’s Place U.S. increased approximately 50 basis points from 31.2% in the Second Quarter 2010 to 31.7% in the Second Quarter 2011.  This increase resulted primarily from a higher initial markup of approximately 80 basis points and lower markdowns of approximately 40 basis points, partially offset by de-leveraging of distribution and occupancy costs of approximately 70 basis points.  Gross Margin at The Children’s Place Canada increased approximately 200 basis points from 43.3% in the Second Quarter 2010 to 45.3% in the Second Quarter 2011.  This increase resulted primarily from lower markdowns of approximately 520 basis points and a higher initial markup of approximately 40 basis points, partially offset by de-leveraging of occupancy and distribution costs of approximately 360 basis points.

Selling, general and administrative expenses increased $4.6 million to $111.9 million during the Second Quarter 2011 from $107.3 million during the Second Quarter 2010. As a percentage of net sales SG&A increased approximately 150 basis points to 32.6% during the Second Quarter 2011 from 31.1% during the Second Quarter 2010.  These increases resulted primarily from the following:

•                  store payroll increased approximately $2.2 million, or 70 basis points, primarily due to an increase in the number of stores operated in the period while the de-leverage resulted from the decline in our Comparable Store Sales as noted above;

•                  pre-opening expenses increased approximately $1.3 million, or 40 basis points, resulting from opening 10 more stores in the Second Quarter 2011 compared to the Second Quarter 2010; and

•                  professional fee expenses increased approximately $0.7 million, or 20 basis points, primarily due to merchandise consulting projects.

Asset impairment charges were $1.0 million during the Second Quarter 2011, compared to $1.2 million during the Second Quarter 2010.  During the Second Quarter 2011, we impaired four underperforming stores and during the Second Quarter 2010, we impaired three underperforming stores.

Depreciation and amortization was $18.5 million, or 5.4% of net sales, during the Second Quarter 2011, compared to $18.2 million, or 5.3% of net sales, during the Second Quarter 2010.

Interest expense, net was $0.3 million during the Second Quarter 2011, compared to $0.4 million during the Second Quarter 2010.

(Benefit) for income taxes was $6.3 million during the Second Quarter 2011 compared to $5.2 million during the Second Quarter 2010.  Our effective tax rate was 39.2% and 38.8% during the Second Quarter 2011 and the Second Quarter 2010, respectively.

Income from discontinued operations, net of taxes was $35 thousand in the Second Quarter 2010, which related to the disposal of a business during fiscal 2008.

Net income (loss) was a loss of $9.8 million during the Second Quarter 2011 compared to a loss of $8.2 million during the Second Quarter 2010, due to the factors discussed above.  Earnings per share was a loss of $0.38 in the Second Quarter 2011 compared to a loss of $0.30 in the Second Quarter 2010.  This increase in the loss per share is due to the increase in net loss for the quarter and to a lower weighted average common shares outstanding of approximately 2.0 million, which is primarily related to the repurchase and retirement of approximately 2.9 million common shares under our share repurchase programs.

Year-To-Date 2011 Compared to Year-To-Date 2010

Net sales increased by $6.9 million to $774.3 million during Year-To-Date 2011 from $767.4 million during Year-To-Date 2010.  Our net sales increase resulted from a $33.4 million increase in sales from new stores, as well as other stores that did not qualify as comparable stores, $5.9 million from favorable changes in the Canadian foreign exchange rate, mostly offset by a Comparable Retail Sales decrease of 4.3%, or $32.4 million.  Our 4.3% decrease in Comparable Retail Sales was primarily the result of a 6% decline in the number of transactions partially offset by a 2% increase in the average dollar transaction size.  By department, Comparable Retail Sales were strongest for Accessories and weakest for Newborn.  Regionally, Comparable Store Sales were down in all regions.  Included in Comparable Retail Sales are e-commerce comparable sales, which were $69.2 million during Year-To-Date 2011 compared to $57.7 million during Year-To-Date 2010.  Total e-commerce sales, as a percentage of net sales, increased to 9.4% during Year-To-Date 2011 from 8.2% during Year-To-Date 2010.

On a segment basis, The Children’s Place U.S. net sales increased $4.2 million, or 0.6%, to $674.9 million during Year-To-Date 2011 compared to $670.7 million during Year-To-Date 2010.  This increase resulted from a $25.7 million increase in sales from new stores and other sales that did not qualify as comparable sales and a $10.4 million increase in e-commerce comparable sales, mostly offset by a Comparable Store Sales decrease of 5.5%, or $31.9 million.  Comparable Store Sales decreased 5.5% due to a 7% decline in the number of transactions partially offset by a 2% increase in the average dollar transaction size.  The Children’s Place Canada net sales increased $2.7 million, or 2.8%, to $99.4 million during Year-To-Date 2011 compared to $96.7 million during Year-To-Date 2010.  This increase resulted primarily from a $6.6 million increase in sales from new stores and other sales that did not qualify as comparable sales, a $5.9 million increase resulting from favorable changes in the Canadian exchange rates and $1.1 million of e-commerce comparable sales, mostly offset by a decline in Comparable Store Sales of 11.5%, or $10.9 million.  The decrease in Comparable Store Sales was primarily the result of a 9% decline in the number of transactions and a 2% decline in the average dollar transaction size.

During Year-To-Date 2011, we opened 70 stores, consisting of 57 in the United States and 13 in Canada.  We closed five stores during Year-To-Date 2011, all in the United States.

Gross profit increased by $5.9 million to $299.2 million during Year-To-Date 2011 from $293.3 million during Year-To-Date 2010.  Consolidated Gross Margin increased approximately 40 basis points to 38.6% during Year-To-Date 2011 from 38.2% during Year-To-Date 2010.  The increase in consolidated Gross Margin resulted primarily from a higher initial markup of approximately 70 basis points and lower markdowns of approximately 40 basis points mostly offset by de-leveraging of distribution and occupancy costs of approximately 70 basis points.  The higher initial markup was due in part to the favorable changes in the Canadian exchange rates.  Gross Margin at The Children’s Place U.S. increased approximately 20 basis points from 37.2% during Year-To-Date 2010 to 37.4% during Year-To-Date 2011.  This increase resulted primarily from a higher initial markup of approximately 70 basis points partially offset by de-leveraging of distribution and occupancy costs of approximately 50 basis points.  Gross Margin at The Children’s Place Canada increased approximately 120 basis points from 45.6% during Year-To-Date 2010 to 46.8% during Year-To-Date 2011.  This increase resulted primarily from lower markdowns of approximately 290 basis points and a higher initial markup of approximately 60 basis points, partially offset by de-leveraging of occupancy and distribution costs of approximately 230 basis points.  The Children’s Place Canada’s higher initial markup was favorably impacted by changes in the Canadian exchange rates.

Selling, general and administrative expenses increased $7.9 million to $228.6 million during Year-To-Date 2011 from $220.7 million during Year-To-Date 2010. As a percentage of net sales SG&A increased approximately 70 basis points to 29.5% during Year-To-Date 2011 from 28.8% during Year-To-Date 2010.  This increase resulted primarily from the following:

•                  pre-opening expenses increased approximately $3.4 million, or 50 basis points, resulting from opening 36 more stores during Year-To-Date 2011 compared to Year-To-Date 2010; and

•                  professional fee expenses increased approximately $1.5 million, or 20 basis points, primarily due to merchandise consulting projects.

Asset impairment charges were $1.4 million during Year-To-Date 2011, compared to $2.2 million during Year-To-Date 2010.  During Year-To-Date 2011, we impaired six underperforming stores and during Year-To-Date 2010, we impaired four underperforming stores.

Depreciation and amortization was $36.2 million, or 4.7% of net sales, during Year-To-Date 2011, compared to $35.8 million, or 4.7% of net sales, during Year-To-Date 2010.

Interest expense, net was $0.6 million during Year-To-Date 2011 compared to $0.8 million during Year-To-Date 2010.

Provision for income taxes was $13.1 million during Year-To-Date 2011 and $14.0 million during Year-To-Date 2010.  Our effective tax rate was 40.4% and 41.5% for Year-To-Date 2011 and Year-To-Date 2010, respectively.

(Loss) from discontinued operations, net of taxes was $0.1 million during Year-To-Date 2010, which related to the disposal of a business during fiscal 2008.

Net income during Year-To-Date 2011 and Year-To-Date 2010 was $19.3 million and $19.7 million, respectively, due to the factors discussed above.  Earnings per diluted share was $0.74 in Year-To-Date 2011 compared to $0.70 in Year-To-Date 2010.  The increase in the earnings per share is due to a lower weighted average diluted shares outstanding of approximately 1.7 million, which is primarily related to the repurchase and retirement of approximately 2.9 million common shares under our share repurchase programs.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our working capital needs follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and winter selling seasons.  Our primary uses of cash are the financing of new store openings, other capital projects and working capital requirements, which are principally inventory purchases and the repurchases of our common stock.

Our working capital decreased $33.0 million to $330.2 million at July 30, 2011 compared to $363.2 million at July 31, 2010.  This decrease is primarily due to cash paid for share repurchases and the utilization of certain deferred tax assets partially offset by higher inventory levels.  During Year-To-Date 2011, under our share repurchase programs, we repurchased approximately 1.0 million shares for approximately $46.6 million.  Subsequent to July 30, 2011 and through August 31, 2011, we repurchased an additional 0.3 million shares for approximately $11.2 million.  As of July 30, 2011, we had no borrowings under our credit facility. Our credit facility, as amended on August 16, 2011, provides for borrowings up to the lesser of $150 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At July 30, 2011, our borrowing base was $168.9 million.

On June 11, 2009, we received a notice of assessment in the amount of approximately 2.3 million Canadian dollars from Revenue Quebec regarding certain of our sales tax filings.  During the third quarter of fiscal 2009, Revenue Quebec required us to guarantee the assessed amount in the form of a deposit into a restricted cash account.  During the first quarter of fiscal 2011, we settled these outstanding sales tax issues at a net cost of approximately $0.3 million.  Upon settlement, the restriction was removed.

We expect to be able to meet our capital requirements principally by using our cash on hand, cash flows from operations and availability under our credit facility.

Credit Facility

The following description of our credit agreement contains terms that were in effect as of July 30, 2011.  Certain of these terms have been amended in August 2011 as described below.

On July 31, 2008, we and certain of our domestic subsidiaries entered into a five year credit agreement (the “Credit Agreement”) with Wells Fargo Retail Finance, LLC (as subsequently acquired by Wells Fargo Bank, National Association, its successor-in-interest, “Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender.

The Credit Agreement consists of a $200 million asset based revolving credit facility, with a $175 million sublimit for standby and documentary letters of credit. Revolving credit loans outstanding under the Credit Agreement bear interest, at our option, at:

(i)  the prime rate plus a margin of 0.0% to 0.5% based on the amount of our average excess availability under the facility; or

(ii) the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three or six months, as selected by us, plus a margin of 2.00% to 2.50% based on the amount of our average excess availability under the facility.

We are charged an unused line fee of 0.50% or 0.75% on the unused portion of the commitments.  Letter of credit fees range from 1.25% to 1.75% for commercial letters of credit and range from 2.00% to 2.50% for standby letters of credit.  Letter of credit fees are determined based on the daily average undrawn stated amount of such outstanding letters of credit. The Credit Agreement expires on July 31, 2013.   The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.

The outstanding obligations under the Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  Since August 1, 2010, we are no longer subject to any early termination fees.

The Credit Agreement contains covenants, which include limitations on annual capital expenditures, share repurchase programs and the payment of dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of our assets.

On August 18, 2010 and also on March 7, 2011, in connection with the approval of our share repurchase programs, the Credit Agreement was amended to increase the allowable amount, subject to certain conditions, that we may spend on share repurchases.

On August 16, 2011, the Credit Agreement was amended (the “2011 Amendment”) to provide for, among other things, the following:

•                  a three year extension of the term of the Credit Agreement to August 2016;

•                  a reduction in the maximum available borrowings under the facility to $150 million with an accordion feature that could provide up to $75 million of additional availability, of which $25 million is committed;

•                  a reduction in the sublimit for standby and documentary letters of credit to $125 million;

•                  a change in the applicable loan interest rates to either a) the prime rate plus a margin of 0.75% to 1.0% or LIBOR plus a margin of 1.75% to 2.00%;

•                  a reduction in the unused line fee to 0.375%;

•                  a reduction of letter of credit fees to a range of 0.875% to 1.00%, based on excess availability;

•                  a reduction of standby letter of credit fees to a range of 1.25% to 1.50% based on excess availability; and

•                  the elimination of the maximum capital expenditures covenant.

In conjunction with the 2011 Amendment, we paid $0.7 million in additional deferred financing costs.

At July 30, 2011, we had capitalized an aggregate of approximately $2.6 million in deferred financing costs related to the Credit Agreement, which was being amortized on a straight-line basis over its initial term.  The remaining unamortized balance of $1.2 million, plus the $0.7 million of additional deferred financing costs incurred on the 2011 Amendment, will be amortized over the remaining life of the Credit Agreement, including the extended term.

Cash Flows/Capital Expenditures

During Year-To-Date 2011, cash flows provided by operating activities were $47.5 million compared to $66.9 million during Year-To-Date 2010.  The net decrease of $19.4 million in cash from operating activities resulted primarily from a decrease of approximately $25.4 million related to inventories, primarily due to the timing of inventory receipts, as well as an increase in inventory costs.  This decrease was partially offset by the timing of payments on accounts payable and other current liabilities, primarily those related to inventory, which resulted in $10.9 million of additional cash flow.

Cash flows used in investing activities were $44.6 million during Year-To-Date 2011 compared to $47.1 million during Year-To-Date 2010.  The decrease primarily resulted from the release of $2.4 million of restricted cash.  Purchases of property and equipment decreased $0.2 million resulting from lower expenditures on distribution center projects mostly offset by more store openings during Year-To-Date 2011.

During Year-To-Date 2011, cash flows used in financing activities were $37.8 million compared to cash flows provided by financing activities of $6.4 million during Year-To-Date 2010.  Cash flows from financing activities decreased $44.2 million primarily due to payments of $47.4 million for purchases of our common stock, primarily related to our share repurchase programs, during Year-To-Date 2011.  Also included in Year-To-Date 2011 is $9.6 million of proceeds from the exercise of stock options and related tax benefits.  Year-To-Date 2010 included $6.8 million of cash received from the exercise of stock options partially offset by $0.4 million of cash paid for the repurchase of common stock.

We continue to anticipate that total capital expenditures will be in the range of approximately $85 to $90 million in fiscal 2011.  During Year-To-Date 2011, we opened 70 stores and remodeled 28 at an aggregate cost of approximately $34.2 million.  We have spent approximately $11.6 million on information technology, our corporate offices and other initiatives and approximately $1.2 million on projects in our distribution centers.  Over the next two quarters, we anticipate additional spending of approximately $27 million on store projects and approximately $15 million on information technology, including merchandising and e-commerce systems, and other initiatives.

Our ability to continue to meet our capital requirements in fiscal 2011 depends on our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2011, we were able to fund our capital expenditures with cash generated from operating activities.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months.  Further, we do not expect the current economic conditions to preclude us from meeting our cash requirements.

Historically, we have funded our capital expenditures primarily from operations, with occasional seasonal advances on our credit facility.  With a cash balance of $151.5 million at July 30, 2011, and approximately $114.7 million of availability on our credit facility, as amended on August 16, 2011, we expect to meet our capital requirements for the remainder of fiscal 2011.

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

Cash and Cash Equivalents

Cash and cash equivalents are normally invested in short-term financial instruments that will be used in operations within 90 days of the balance sheet date.  Because of the short-term nature of these instruments, changes in interest rates would not materially affect the fair value of these financial instruments.

Interest Rates

Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of July 30, 2011, we had no borrowings under the credit facility.  During Year-To-Date 2011, borrowings were not material and any change in interest rates would not have a material impact on our interest expense.

Foreign Assets and Liabilities

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian subsidiaries are considered long-term; however, we are not deemed to be permanently reinvested in our Hong Kong subsidiary.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of July 30, 2011, net assets in Canada and Hong Kong were $116.1 million and $17.3 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $11.6 million and $1.7 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

As of July 30, 2011, we had approximately $94.3 million of our cash and cash equivalents held in foreign countries, of which approximately $73.7 million was in Canada, approximately $17.9 million was in Hong Kong and approximately $2.7 million was in China.

Foreign Operations

Approximately 12% of our consolidated net sales and total costs and expenses are transacted in foreign currencies.    As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2011 net sales could have decreased or increased by approximately $9.9 million and total costs and expenses could have decreased or increased by approximately $9.5 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At July 30, 2011, we had foreign currency denominated receivables and payables, including inter-company balances, of $2.4 million and $9.7 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.

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

Item 4.                       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and President, our Interim Principal Accounting Officer and our Interim Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 30, 2011.  Based on that evaluation, our Chief Executive Officer and President, Interim Principal Accounting Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective as of July 30, 2011 to ensure that all information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part II - OTHER INFORMATION

Item 1.                       LEGAL PROCEEDINGS.

Certain legal proceedings in which we are involved are discussed in Note 8 to the consolidated financial statements and Part II, Item I of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2011 and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 29, 2011.  See Note 8 to the condensed consolidated financial statements for a discussion of any recent developments concerning our legal proceedings.

Item 1A.              RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended January 29, 2011.

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 18, 2010, our Board of Directors authorized a share repurchase program in the amount of $100.0 million (the “2010 Share Repurchase Program”) and on March 3, 2011 authorized a second share repurchase program in the amount of $100.0 million (the “2011 Share Repurchase Program”).  Under the programs, we may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions.  The timing and number of shares repurchased under the programs will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions.  We may suspend or discontinue the programs at any time, and may thereafter reinstitute purchases, all without prior announcement. During the first quarter of fiscal 2011 the 2010 Share Repurchase Program was completed with the final $10.1 million of availability being used.

The following table provides a month-to-month summary of our share repurchase activity during the Second Quarter 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
5/1/11-5/28/11	145,827	$52.59	144,685	$83,999
5/29/11-7/2/11	251,800	45.62	251,800	72,511
7/3/11-7/30/11	189,500	47.58	189,500	63,494
Total	587,127	$47.98	585,985	$63,494

Item 6.    Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

10.1

Seventh Amendment to Credit Agreement, dated August 16, 2011, by and among The Children’s Place Retail Stores, Inc. and The Children’s Place Services Company, LLC, as borrowers, The Children’s Place (Virginia),  LLC, The Children’s Place Canada Holdings, Inc. and the childrensplace.com inc., as guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent, Collateral Agent, and Swing Line Lender, and Bank of America, N.A., HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as lenders.

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

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date: September 7, 2011	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(A Principal Executive Officer)

Date: September 7, 2011	By:	/S/ BERNARD L. MCCRACKEN
BERNARD L. MCCRACKEN
Interim Principal Accounting Officer and Vice
President, Corporate Controller
(A Principal Accounting Officer)

Date: September 7, 2011	By:	/S/ JOHN E. TAYLOR
JOHN E. TAYLOR
Interim Principal Financial Officer, Treasurer and Vice
President, Finance
(A Principal Financial Officer)