Form 10-Q
period 2011-10-29
CHILDRENS PLACE RETAIL STORES INC
filed 2011-12-02
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-23071
______________________________________________________
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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of November 29, 2011 was 24,872,717 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 29, 2011

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(unaudited)		(unaudited)
	October 29, 2011	January 29, 2011	October 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$152,621	$183,657	$170,526
Restricted cash	—	2,258	2,219
Accounts receivable	25,867	16,121	20,945
Inventories	256,425	210,523	232,902
Prepaid expenses and other current assets	39,462	46,860	45,424
Deferred income taxes	14,986	18,282	25,902
Total current assets	489,361	477,701	497,918
Long-term assets:
Property and equipment, net	326,623	320,601	317,564
Deferred income taxes	53,686	51,931	55,759
Other assets	4,510	4,098	4,202
Total assets	$874,180	$854,331	$875,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$54,960	$50,730	$79,626
Income taxes payable	3,932	1,143	2,457
Accrued expenses and other current liabilities	90,229	78,523	95,396
Total current liabilities	149,121	130,396	177,479
Long-term liabilities:
Deferred rent liabilities	97,945	94,394	97,478
Other tax liabilities	15,566	15,184	15,407
Other long-term liabilities	4,907	6,630	5,406
Total liabilities	267,539	246,604	295,770
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 24,939, 26,136 and 26,193 issued; 24,926, 26,136 and 26,193 outstanding	2,494	2,613	2,619
Additional paid-in capital	216,882	209,960	207,166
Treasury stock, at cost (13 shares)	(536)	—	—
Deferred compensation	536	—	—
Accumulated other comprehensive income	13,747	13,157	11,539
Retained earnings	373,518	381,997	358,349
Total stockholders’ equity	606,641	607,727	579,673
Total liabilities and stockholders’ equity	$874,180	$854,331	$875,443
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$484,085	$453,395	$1,258,399	$1,220,829
Cost of sales	284,034	271,052	759,136	745,208

Gross profit	200,051	182,343	499,263	475,621

Selling, general and administrative expenses	126,741	114,210	355,348	334,946
Asset impairment charges	369	354	1,747	2,506
Depreciation and amortization	18,493	17,738	54,722	53,562

Operating income	54,448	50,041	87,446	84,607
Interest expense, net	(70)	(390)	(655)	(1,227)

Income from continuing operations before income taxes	54,378	49,651	86,791	83,380
Provision for income taxes	20,686	18,493	33,792	32,483

Income from continuing operations	33,692	31,158	52,999	50,897
Income from discontinued operations, net of income taxes	—	151	—	81
Net income	$33,692	$31,309	$52,999	$50,978

Basic earnings per share amounts (1)
Income from continuing operations	$1.34	$1.16	$2.07	$1.86
Income from discontinued operations, net of income taxes	—	0.01	—	—
Net income	$1.34	$1.16	$2.07	$1.86
Basic weighted average common shares outstanding	25,121	26,907	25,657	27,415

Diluted earnings per share amounts (1)
Income from continuing operations	$1.33	$1.14	$2.05	$1.83
Income from discontinued operations, net of income taxes	—	0.01	—	—
Net income	$1.33	$1.15	$2.05	$1.84
Diluted weighted average common shares outstanding	25,279	27,238	25,868	27,764
________________________________________________
(1) Table may not add due to rounding

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,999	$50,978
Less income from discontinued operations	—	81
Income from continuing operations	52,999	50,897
Reconciliation of income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	54,722	53,562
Stock-based compensation	8,889	8,085
Excess tax benefits from stock-based compensation	(7,295)	—
Deferred taxes	(1,633)	15,744
Deferred rent expense and lease incentives	(11,208)	(12,770)
Other	2,653	3,626
Changes in operating assets and liabilities:
Inventories	(45,938)	(25,292)
Prepaid expenses and other assets	(6,684)	(4,970)
Income taxes payable, net of prepayments	18,116	2,727
Accounts payable and other current liabilities	17,104	33,311
Deferred rent and other liabilities	12,932	10,829
Total adjustments	41,658	84,852
Net cash provided by operating activities	94,657	135,749
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(63,880)	(63,305)
Release of restricted cash	2,351	—
Purchase of company-owned life insurance policies	(245)	(265)
Net cash used in investing activities	(61,774)	(63,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	89,541	118,977
Repayments under revolving credit facilities	(89,541)	(118,977)
Purchase and retirement of common stock, including transaction costs	(75,326)	(80,352)
Exercise of stock options	4,469	8,255
Excess tax benefits from stock-based compensation	7,295	—
Deferred financing costs	(628)	—
Net cash used in financing activities	(64,190)	(72,097)
Effect of exchange rate changes on cash	271	2,064
Net increase (decrease) in cash and cash equivalents	(31,036)	2,146
Cash and cash equivalents, beginning of period	183,657	168,380
Cash and cash equivalents, end of period	$152,621	$170,526

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$17,413	$13,716
Cash paid during the year for interest	1,059	1,213
Increase (decrease) in accrued purchases of property and equipment	(1,050)	(3,180)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of The Children’s Place Retail Stores, Inc. (the “Company”) as of October 29, 2011 and October 30, 2010, the results of its consolidated operations for the thirteen weeks and thirty-nine weeks ended October 29, 2011 and October 30, 2010, and its consolidated cash flows for the thirty-nine weeks ended October 29, 2011 and October 30, 2010. The consolidated financial position as of January 29, 2011 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	Third Quarter 2011 — The thirteen weeks ended October 29, 2011.

•	Third Quarter 2010 — The thirteen weeks ended October 30, 2010.

•	Year-To-Date 2011 — The thirty-nine weeks ended October 29, 2011.

•	Year-To-Date 2010 — The thirty-nine weeks ended October 30, 2010.

•	FASB— Financial Accounting Standards Board.

•
FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Restricted Cash

On June 11, 2009, the Company received a notice of assessment in the amount of approximately 2.3 million Canadian dollars from Revenue Quebec regarding the Company’s sales tax filings.  During the third quarter of fiscal 2009, Revenue Quebec required the Company to guarantee the assessed amount in the form of a deposit into a restricted cash account.  During the first quarter of fiscal 2011, the Company settled these outstanding sales tax issues at a net cost of approximately $0.3 million and upon settlement, the restriction was removed.  At January 29, 2011 and October 30, 2010 the U.S. dollar value of this deposit was $2.3 million and $2.2 million, respectively, and is shown on the accompanying consolidated balance sheets as restricted cash.

Stock-based Compensation

The Company generally grants time vesting and performance-based stock awards to employees at management levels and above.  The Company also grants time vesting stock awards to its non-employee directors.  Time vesting awards are restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards generally vest ratably over three years except that those granted to non-employee directors vest after one year. Performance based stock awards have a performance criteria that must be achieved for the awards to vest in addition to a service period requirement ("Performance Awards"). Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on performance levels, the employee can earn up to 200% of their Target Shares. Performance Awards generally cliff vest after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of the Company’s common stock on the grant date.  Effective with the adoption of the

2011 Equity Incentive Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of the Company’s common stock on the grant date.  This change in estimate is not expected to have a material impact on the Company’s financial statements.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

Deferred Compensation Plan

The Company has a deferred compensation plan (the “Deferred Compensation Plan”), which is a nonqualified, unfunded plan, for eligible senior level employees.  Under the plan, participants may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made.  The Deferred Compensation Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made.  In addition, eligible employees and directors of the Company may also elect to defer payment of any shares of Company stock that is earned with respect to deferred stock awards.  The Company may, but is not required to, credit participants with additional Company contribution amounts.  Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant.  Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected.  Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15 years.  During fiscal 2010, the Deferred Compensation Plan was amended to allow for cash deferrals made by members of the Board of Directors to be invested in shares of the Company’s common stock.  Such elections are irrevocable and will be settled in shares of common stock.  All other deferred amounts are payable in the form in which they were made; cash deferrals are payable in cash and stock deferrals are payable in stock.  Earlier distributions are not permitted except in the case of an unforeseen hardship.

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

The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.6 million, $0.5 million and $0.4 million at October 29, 2011, January 29, 2011 and October 30, 2010, respectively.  The cash surrender value of the COLIs, at fair value, was approximately $0.7 million, $0.5 million and $0.4 million at October 29, 2011, January 29, 2011 and October 30, 2010, respectively.  Company stock was $0.5 million at October 29, 2011.  Prior to fiscal 2011, there was no Company stock in the Deferred Compensation Plan.

Retained Earnings

The Company is currently restricted from paying dividends in cash under its credit facility agreement (see Note 7). There are no other restrictions on the Company's retained earnings.

Discontinued Operations

Income (loss) from discontinued operations consists primarily of professional fees and accrual adjustments related to the disposal of a business during fiscal 2008.

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

On August 18, 2010, the Company’s Board of Directors authorized a share repurchase program in the amount of $100 million (the “2010 Share Repurchase Program”) and on March 3, 2011 authorized another share repurchase program in the amount of $100 million (the “2011 Share Repurchase Program”).  Under the programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions.  During Year-To-Date 2011 the Company repurchased approximately 1.6 million shares for approximately $74.5 million, of which $10.1 million was for purchases under the 2010 Share Repurchase Program, which closed out that program, and the other $64.4 million was for purchases under the 2011 Share Repurchase Program.  Subsequent to October 29, 2011 and through November 29, 2011, the Company repurchased an additional 0.1 million shares for approximately $4.7 million.  All shares repurchased under the programs have been retired.  The timing and number of shares repurchased under the 2011 Share Repurchase Program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions.  The Company may suspend or discontinue the 2011 Share Repurchase Program at any time, and may thereafter reinstitute purchases, all without prior announcement.

Additionally, under certain conditions, the Company withholds and retires shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients.  The Company’s payment of the withholding taxes in exchange for the shares constitutes a purchase of its common stock.  For Year-To-Date 2011, the Company retired approximately 18,100 shares and made related withholding tax payments of approximately $0.8 million.  For Year-To-Date 2010, the Company retired approximately 8,000 shares and made related withholding tax payments of approximately $0.4 million.

In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired for Year-To-Date 2011, approximately $61.5 million was charged to retained earnings.

Treasury stock consists of those shares deferred into the Deferred Compensation Plan.  During Year-To-Date 2011, approximately 12,500 shares have been deferred into the Deferred Compensation Plan at an aggregate cost of approximately $0.5 million.

3.	STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Deferred Awards	$2,100	$1,748	$7,056	$5,724
Performance Awards	844	(884)	1,833	2,313
Stock Options	—	13	—	48
Total stock-based compensation expense (1)	$2,944	$877	$8,889	$8,085
____________________________________________

(1)
A portion of stock-based compensation is included in cost of sales. Approximately $0.3 million and $0.4 million in the Third Quarter 2011 and Third Quarter 2010, respectively, and approximately $1.3 million and $1.0 million in the Year-To-Date 2011 and the Year-To-Date 2010, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expense.

The Company recognized a tax benefit related to stock-based compensation expense of $3.5 million and $3.2 million for Year-To-Date 2011 and Year-To-Date 2010, respectively.

Awards Granted During Year-To-Date 2011

As part of an amendment to the employment agreement of its Chief Executive Officer and President, on March 28, 2011 the Company granted 100,725 Deferred Awards, which vest as to 50%, 25% and 25% on the first, second and third anniversaries of the date of grant.  In addition, the Company granted Performance Awards that provide for the issuance of 100,725 Target Shares if the Company meets its operating income target for fiscal 2011.  The Performance Awards have a minimum threshold that would provide 50% of the Target Shares and a maximum target that would provide 200% of the Target Shares.  Depending on the final operating income, the percentage earned can be 0%, or any percentage including and between 50% and 200%.  Any earned Performance Awards cliff vest in April 2014.

Additionally, during Year-To-Date 2011, the Company granted 186,604 Deferred Awards to employees, including new hire awards, which vest ratably over three years.  In addition, the Company also granted Performance Awards to employees that provide for the issuance of 126,176 Target Shares if the Company meets its operating income target for fiscal 2011.  The Performance Awards have a minimum threshold that would provide 50% of the Target Shares and a maximum target that would provide 200% of the Target Shares.  Depending on the final operating income, the percentage earned can be 0%, or any percentage including and between 50% and 200%.  Any earned Performance Awards cliff vest after three years.

On January 30, 2011, the Company made its annual grant of Deferred Awards to the members of its Board of Directors.  Total awards granted were 18,640 and vest after one year.  On May 20, 2011, the Company granted 1,376 Deferred Awards to a new member of its Board of Directors.  These awards vest after one year.

Changes in the Company’s Unvested Stock Awards during Year-To-Date 2011

Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards beginning of period	356	$36.91
Granted	307	50.55
Vested	(149)	33.91
Forfeited	(74)	42.21
Unvested Deferred Awards, end of period	440	$46.55

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $15.9 million as of October 29, 2011, which will be recognized over a weighted average period of approximately 2.2 years.

Performance Awards

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	151	$25.16
Granted	227	51.45
Vested	(144)	24.10
Forfeited	(18)	52.70
Unvested Performance Awards, end of period	216	$51.17
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.  As of October 29, 2011, the Company estimates that for those awards in which the performance period is not yet complete, participants will earn 90% of their Target Shares. The cumulative expense recognized reflects changes in estimates as they occur.

Based on the current number of Performance Awards expected to be earned, the total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $8.2 million as of October 29, 2011, which will be recognized over a weighted average period of approximately 2.4 years.

Stock Options

At January 29, 2011 the Company had approximately 16,000 unvested stock options at a weighted average grant date fair value of $11.08.  All of these options vested during Year-To-Date 2011.

Outstanding Stock Options

Changes in the Company’s outstanding stock options for Year-To-Date 2011 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at beginning of period	351	$33.93	4.3	$3,311
Granted	—	—	—	—
Exercised	(133)	33.71	N/A	2,149
Forfeited	(7)	38.45	N/A	96
Options outstanding and exercisable at end of period	211	$33.93	4.1	$3,007

4.	NET INCOME PER COMMON SHARE

The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Income from continuing operations	$33,692	$31,158	$52,999	$50,897
Income from discontinued operations, net of taxes	—	151	—	81
Net income	$33,692	$31,309	$52,999	$50,978

Basic weighted average common shares	25,121	26,907	25,657	27,415
Dilutive effect of stock awards	158	331	211	349
Diluted weighted average common shares	25,279	27,238	25,868	27,764
Antidilutive stock awards	129	103	102	127

Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

5.	COMPREHENSIVE INCOME

The following table presents the Company’s comprehensive income (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net income	$33,692	$31,309	$52,999	$50,978
Foreign currency translation adjustment	(4,146)	1,108	590	3,978
Comprehensive income	$29,546	$32,417	$53,589	$54,956

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Asset Life	October 29, 2011	January 29, 2011	October 30, 2010
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	34,576	34,360	34,184
Material handling equipment	10-15 yrs	51,374	50,011	49,504
Leasehold improvements	Lease life	414,520	398,991	395,553
Store fixtures and equipment	3-10 yrs	294,431	279,674	274,197
Capitalized software	5 yrs	80,033	71,993	70,347
Construction in progress	—	12,593	18,951	11,385
		890,930	857,383	838,573
Less accumulated depreciation and amortization		(564,307)	(536,782)	(521,009)
Property and equipment, net		$326,623	$320,601	$317,564

During the Third Quarter 2011, the Company recorded $0.4 million of impairment charges primarily related to two underperforming stores.  During the Third Quarter 2010, the Company recorded $0.4 million of impairment charges primarily related to two underperforming stores.

During Year-To-Date 2011, the Company recorded $1.7 million of impairment charges primarily related to six underperforming stores.  During Year-To-Date 2010, the Company recorded $2.5 million of impairment charges primarily related to six underperforming stores.

As of October 29, 2011, January 29, 2011 and October 30, 2010, the Company had approximately $3.6 million, $4.7 million and $4.3 million, respectively, in property and equipment for which payment had not been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

7.	CREDIT FACILITY

The Company and certain of its domestic subsidiaries maintain a credit agreement with Wells Fargo Retail Finance, LLC (as subsequently acquired by Wells Fargo Bank, National Association, its successor-in-interest, “Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender (the “Credit Agreement”). The Credit Agreement has been amended from time to time and the provisions below reflect all amendments.

The Credit Agreement, which expires in August 2016, consists of a $150 million asset based revolving credit facility, with a $125 million sublimit for standby and documentary letters of credit and an accordion feature that could provide up to $75 million of additional availability, of which $25 million is committed. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

(i)	the prime rate plus a margin of 0.75% to 1.00% based on the amount of the Company’s average excess availability under the facility; or

(ii)
the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three or six months, as selected by the Company, plus a margin of 1.75% to 2.00% based on the amount of the Company’s average excess availability under the facility.

The Company is charged an unused line fee of 0.375% on the unused portion of the commitments.  Letter of credit fees range from 0.875% to 1.00% for commercial letters of credit and range from 1.25% to 1.50% for standby letters of credit.  Letter of credit fees are determined based on the amount of the Company's average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.

The outstanding obligations under the Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  The Company is not subject to any early termination fees.

The Credit Agreement contains covenants, which include limitations on stock buybacks and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of the Company’s assets.

On August 18, 2010 and also on March 7, 2011, in connection with the approval of the Company’s share repurchase programs, the Credit Agreement was amended to increase the allowable amount, subject to certain restrictions, that the Company may spend on share repurchases.

On August 16, 2011, the Credit Agreement was amended (the “2011 Amendment”) to provide for, among other things, an extension of the term of the Credit Agreement, a reduction in the maximum available borrowings under the facility, a reduction in the sublimit for standby and documentary letters of credit, and a net reduction in various rates charged under the Credit Agreement, each as reflected above. The 2011 Amendment also provided for the elimination of the maximum capital expenditures covenant. In conjunction with the 2011 Amendment, the Company paid $0.7 million in additional deferred financing costs.

As of October 29, 2011, the Company has capitalized an aggregate of approximately $3.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at October 29, 2011 was $1.7 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.

The table below presents the components (in millions) of the Company’s credit facility:

	October 29, 2011	January 29, 2011	October 30, 2010
Credit facility maximum	$150.0	$200.0	$200.0
Borrowing base	150.0	168.4	190.2

Outstanding borrowings	—	—	—
Letters of credit outstanding—merchandise	16.9	41.3	33.8
Letters of credit outstanding—standby	11.1	11.0	10.9
Utilization of credit facility at end of period	28.0	52.3	44.7

Availability	$122.0	$116.1	$145.5

Interest rate at end of period (1)	4.0%	3.3%	3.3%

	Year-To-Date 2011	Fiscal 2010	Year-To-Date 2010
Average end of day loan balance during the period	$—	$—	$—
Highest end of day loan balance during the period	0.2	0.1	—
Average interest rate	3.5%	3.3%	3.3%

(1)
Prior to the 2011 Amendment, the disclosed interest rate at the end of the period was equal to the prime rate. Effective with the 2011 Amendment, the disclosed interest rate at the end of the period was equal to the prime rate plus a 0.75% fee, as noted above.

Letter of Credit Fees

Letter of credit fees approximated $0.2 million and $0.3 million in Year-To-Date 2011 and Year-To-Date 2010, respectively, and are included in cost of sales.

8.	LEGAL AND REGULATORY MATTERS

On June 16, 2009, a putative stockholder derivative action was filed in the Superior Court of New Jersey, Hudson County, Chancery Division, against the Company and certain of its current and former directors and senior executives. The Company has been named as a nominal defendant. The complaint alleges, among other things, that certain of the Company's current and former directors and executives breached their fiduciary duties to the Company and its stockholders by causing the Company to issue false and misleading public statements and by abdicating their responsibilities to the Company and its stockholders, in violation of state law. The complaint also alleges that the defendants committed corporate waste in connection with a severance payment to the Company's former Chief Executive Officer. On February 14, 2011, the parties reached an agreement in principle to settle the action. The parties submitted an executed settlement memorandum of understanding to the court on May 2, 2011 and submitted an executed Stipulation of Settlement on September 29, 2011. The court entered a Preliminary Approval Order on or about October 11, 2011, and the final approval hearing is scheduled for December 14, 2011. This claim has been tendered to our insurance carrier and we believe that the payment of the settlement will be covered by our insurance. As such, we do not expect that this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

During the Third Quarter 2011, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings.  Except as noted above, there were no material developments to any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and in the Company’s Quarterly Report on Form 10-Q for the quarters ended July 30, 2011 and April 30, 2011.

The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

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

The Company’s effective tax rate from continuing operations for the Third Quarter 2011 and Year-To-Date 2011 was 38.0% and 38.9%, respectively, compared to 37.2% and 39.0% during the Third Quarter 2010 and Year-To-Date 2010, respectively.

During the Third Quarter 2011 and Year-To-Date 2011, the Company recognized approximately $0.1 million and $0.4 million, respectively, of additional interest expense related to its unrecognized tax benefits.  During the Third Quarter 2010 and Year-To-Date 2010, the Company recognized approximately $0.1 million and $0.5 million, respectively, of additional interest expense related to its unrecognized tax benefits.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax audits for years through fiscal 2006. With limited exception, the Company is no longer subject to state, local or non-U.S. income tax audits by taxing authorities for years before fiscal 2006.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations; however, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

10.	INTEREST EXPENSE, NET

The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Interest income	$228	$176	$706	$397
Tax-exempt interest income	—	1	7	19
Total interest income	228	177	713	416

Less:
Interest expense – credit facilities	35	55	161	181
Unused line fee	149	300	770	894
Amortization of deferred financing fees	91	145	381	435
Other interest and fees	23	67	56	133
Total interest expense	298	567	1,368	1,643
Interest expense, net	$(70)	$(390)	$(655)	$(1,227)

11.	SEGMENT INFORMATION

In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores. Each segment includes an e-commerce business located at www.childrensplace.com.  The Company measures its segment profitability based on operating income, defined as income from continuing operations before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of October 29, 2011, The Children’s Place U.S. operated 953 stores and The Children’s Place Canada operated 123 stores. As of October 30, 2010, The Children’s Place U.S. operated 903 stores and The Children’s Place Canada operated 102 stores.

The following tables provide segment level financial information for the Third Quarter 2011, the Third Quarter 2010, Year-To-Date 2011 and Year-To-Date 2010 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales:
The Children’s Place U.S.	$416,781	$388,423	$1,091,706	$1,059,165
The Children’s Place Canada	67,304	64,972	166,693	161,664
Total net sales	$484,085	$453,395	$1,258,399	$1,220,829
Gross profit:
The Children’s Place U.S.	$165,310	$149,697	$418,055	$398,881
The Children’s Place Canada	34,741	32,646	81,208	76,740
Total gross profit	$200,051	$182,343	$499,263	$475,621
Gross Margin:
The Children’s Place U.S.	39.7%	38.5%	38.3%	37.7%
The Children’s Place Canada	51.6%	50.2%	48.7%	47.5%
Total gross margin	41.3%	40.2%	39.7%	39.0%
Operating income:
The Children’s Place U.S.	$41,196	$35,210	$62,182	$57,077
The Children’s Place Canada	13,252	14,831	25,264	27,530
Total operating income	$54,448	$50,041	$87,446	$84,607
Operating income as a percent of net sales:
The Children’s Place U.S.	9.9%	9.1%	5.7%	5.4%
The Children’s Place Canada	19.7%	22.8%	15.2%	17.0%
Total operating income	11.2%	11.0%	6.9%	6.9%
Depreciation and amortization:
The Children’s Place U.S.	$16,142	$15,836	$48,105	$47,899
The Children’s Place Canada	2,351	1,902	6,617	5,663
Total depreciation and amortization	$18,493	$17,738	$54,722	$53,562
Capital expenditures:
The Children’s Place U.S.	$14,154	$13,817	$53,849	$58,792
The Children’s Place Canada	3,001	2,530	10,031	4,513
Total capital expenditures	$17,155	$16,347	$63,880	$63,305

	October 29, 2011	January 29, 2011	October 30, 2010
Total assets:
The Children’s Place U.S.	$720,823	$720,951	$748,764
The Children’s Place Canada	153,357	133,380	126,679
Total assets	$874,180	$854,331	$875,443

12.	SUBSEQUENT EVENTS

Subsequent to October 29, 2011 and through November 29, 2011, the Company repurchased an additional 0.1 million shares for approximately $4.7 million, which brought the total under the 2011 Share Repurchase Program to approximately $69.1 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements of The Children's Place Retail Stores, Inc. (the “Company”) are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended January 29, 2011. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company's business and its dependence on consumer spending patterns, which may be affected by a further downturn in the economy or by other factors such as increases in the cost of gasoline and food, and the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Third Quarter 2011 — The thirteen weeks ended October 29, 2011.

•	Third Quarter 2010 — The thirteen weeks ended October 30, 2010.

•	Year-To-Date 2011 — The thirty-nine weeks ended October 29, 2011.

•	Year-To-Date 2010 — The thirty-nine weeks ended October 30, 2010.

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

Our Business

We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture and sell fashionable, high-quality, value‑priced merchandise, virtually all of which is under our proprietary “The Children's Place” and “Place” brand names. Our objective is to deliver high-quality merchandise at value prices. As of October 29, 2011, we operated 1,076 stores throughout North America and our e-commerce business at www.childrensplace.com.

Segment Reporting

In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on management responsibility: The Children's Place U.S. and The Children's Place Canada. Included in The Children's Place U.S. segment are our U.S. and Puerto Rico based stores. Each segment includes an e-commerce business located at www.childrensplace.com. We measure our segment profitability based on operating income, defined as income from continuing operations before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children's Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children's Place Canada segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales. As of October 29, 2011, The Children's Place U.S. operated 953 stores and The Children's Place Canada operated 123 stores. As of October 30, 2010, The Children's Place U.S. operated 903 stores and The Children's Place Canada operated 102 stores.

Operating Highlights

Net sales increased by $37.6 million, or 3.1%, to $1,258.4 million in Year-To-Date 2011 from $1,220.8 million during Year-To-Date 2010.  Our Comparable Retail Sales decreased 2.4% during Year-To-Date 2011 compared to a 1.1% decrease during Year-To-Date 2010.  During Year-To-Date 2011, we opened 88 The Children’s Place stores and closed seven.  During Year-To-Date 2010, we opened 62 The Children’s Place stores and closed four.

During Year-To-Date 2011, we reported income from continuing operations of $53.0 million, or $2.05 per diluted share, compared to $50.9 million, or $1.83 per diluted share, in Year-To-Date 2010.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes those average translation rates most impacting our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Average Translation Rates (1)
Canadian Dollar	1.0008	0.9703	1.0197	0.9675
Hong Kong Dollar	0.1284	0.1288	0.1284	0.1287
China Yuan Renminbi	0.1563	0.1484	0.1543	0.1472
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of each foreign currency.

For the Third Quarter 2011, the effects of these translation rate changes on net sales, gross profit and income from continuing operations before income taxes were increases of $2.2 million, $1.1 million and $0.6 million, respectively.  For Year-To-Date 2011, the effects of these translation rate changes on net sales, gross profit and income from continuing operations before income taxes were increases of $8.1 million, $3.8 million and $1.8 million, respectively.  Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which are priced in U.S. dollars.  The effect of these purchases on our gross profit was a decrease of approximately $0.1 million during Third Quarter 2011.  These purchases did not have a material effect on our gross profit during Year-To-Date 2011.

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

We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  We estimate sell-through rates based upon historical and forecasted information.  Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our markdown reserve as of October 29, 2011 would have impacted net income by approximately $0.4 million.  Our markdown reserve balance at October 29, 2011 was approximately $6.3 million.

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

Time Vesting and Performance-based Awards

We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grants time vesting stock awards to our non-employee directors.  Time vesting awards are restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards generally vest ratably over three years except that those granted to non-employee directors vest after one year. Performance-based stock awards have a performance criteria that must be achieved for the awards to vest in addition to a service period requirement ("Performance Awards"). Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on performance levels, the employee can earn up to 200% of their Target Shares. Performance Awards generally cliff vest after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of our common stock on the grant date.  Effective with the adoption of the 2011 Equity Incentive Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of our common stock on the grant date.  This change in estimate is not expected to have a material impact on our financial statements.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our Year-To-Date 2011 net income by approximately $0.4 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance period.  The current performance period ends on January 28, 2012.  To the extent that actual operating results for the rest of this fiscal year differ from our estimates, future performance share compensation expense could be significantly different.  For Year-To-Date 2011, a 10% increase in our projected future earnings would have caused a $1.0 million increase to stock-based compensation expense, and a 10% decrease in our projected future earnings would have caused a $1.6 million decrease to our stock-based compensation expense.

Stock Options

We have not issued stock options since fiscal 2008; however, certain of those issued prior to then remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at October 29, 2011.

Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of October 29, 2011 would have impacted net income by approximately $0.6 million.

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

For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At October 29, 2011, the average net book value per store was approximately $0.2 million.

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

Our cash and cash equivalents, accounts receivable, accounts payable and credit facility are all short-term in nature.  As such, their carrying amounts approximate fair value.  Certain assets and liabilities of our Deferred Compensation Plan fall within Level 1 of the fair value hierarchy.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses increased approximately 100 basis points to 26.2% of net sales during the Third Quarter 2011 from 25.2% during the Third Quarter 2010.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.7	59.8	60.3	61.0
Gross profit	41.3	40.2	39.7	39.0
Selling, general and administrative expenses	26.2	25.2	28.2	27.4
Asset impairment charge	0.1	0.1	0.1	0.2
Depreciation and amortization	3.8	3.9	4.3	4.4
Operating income	11.2	11.0	6.9	6.9
Interest (expense), net	—	(0.1)	(0.1)	(0.1)
Income from continuing operations before income taxes	11.2	11.0	6.9	6.8
Provision for income taxes	4.3	4.1	2.7	2.7
Income from continuing operations	7.0	6.9	4.2	4.2
Income from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	7.0%	6.9%	4.2%	4.2%
Number of stores, end of period	1,076	1,005	1,076	1,005
     Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales:
The Children’s Place U.S.	$416,781	$388,423	$1,091,706	$1,059,165
The Children’s Place Canada	67,304	64,972	166,693	161,664
Total net sales	$484,085	$453,395	$1,258,399	$1,220,829
Gross profit:
The Children’s Place U.S.	$165,310	$149,697	$418,055	$398,881
The Children’s Place Canada	34,741	32,646	81,208	76,740
Total gross profit	$200,051	$182,343	$499,263	$475,621
Gross Margin:
The Children’s Place U.S.	39.7%	38.5%	38.3%	37.7%
The Children’s Place Canada	51.6%	50.2%	48.7%	47.5%
Total gross margin	41.3%	40.2%	39.7%	39.0%

The Third Quarter 2011 Compared to the Third Quarter 2010

Net sales increased by $30.7 million to $484.1 million during the Third Quarter 2011 from $453.4 million during the Third Quarter 2010.  Our net sales increase resulted from a $24.1 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales, a Comparable Retail Sales increase of 0.9%, or $4.4 million, and $2.2 million from favorable changes in the Canadian exchange rate.  Our 0.9% increase in Comparable Retail Sales was primarily the result of a 9% increase in the average dollar transaction size partially offset by a 7% decline in the number of transactions.  By department, Comparable Retail Sales were strongest for Accessories and weakest for Newborn.  Regionally, Comparable Store Sales were strongest in New England and the Southeast, and slightly weaker in the West.  Comparable e-commerce sales, which are included in Comparable Retail Sales, increased 27.4% during the Third Quarter 2011. Total e-commerce sales, which includes postage and handling, increased to 11.6% of sales in the Third Quarter 2011 from 10.1% in the Third Quarter 2010.

On a segment basis, The Children’s Place U.S. net sales increased $28.4 million, or 7.3%, to $416.8 million in the Third Quarter 2011 compared to $388.4 million in the Third Quarter 2010.  This increase resulted from a $19.8 million increase in sales from new stores and other sales that did not qualify as comparable sales, a $7.7 million increase in e-commerce sales and a Comparable Store Sales increase of 0.3%, or $0.9 million.  Comparable Store Sales increased 0.3% primarily due to an 8% increase in the average dollar transaction size mostly offset by a 7% decline in the number of transactions.  The Children’s Place Canada net sales increased $2.3 million, or 3.6%, to $67.3 million in the Third Quarter 2011 compared to $65.0 million in the Third Quarter 2010.  This increase resulted primarily from a $5.8 million increase in sales from new stores and other sales that did not qualify as comparable sales, $2.5 million of e-commerce sales and a $2.2 million increase resulting from favorable changes in the Canadian exchange rates, mostly offset by a decline in Comparable Store Sales of 12.8%, or $8.2 million.  The decrease in Comparable Store Sales was primarily the result of a 19% decline in the number of transactions partially offset by a 7% increase in the average dollar transaction size.

During the Third Quarter 2011, we opened 18 stores, consisting of 11 in the United States and seven in Canada.

Gross profit increased by $17.8 million to $200.1 million during the Third Quarter 2011 from $182.3 million during the Third Quarter 2010.  Consolidated Gross Margin increased approximately 110 basis points to 41.3% during the Third Quarter 2011 from 40.2% during the Third Quarter 2010.  The increase in consolidated Gross Margin resulted primarily from a higher initial markup of approximately 60 basis points, lower markdowns of approximately 40 basis points and leveraging of distribution and occupancy costs of approximately 10 basis points.  Gross Margin at The Children’s Place U.S. increased approximately 120 basis points from 38.5% in the Third Quarter 2010 to 39.7% in the Third Quarter 2011.  This increase resulted primarily from a higher initial markup of approximately 70 basis points and leveraging of distribution and occupancy costs of approximately 50 basis points.  Gross Margin at The Children’s Place Canada increased approximately 140 basis points from 50.2% in the Third Quarter 2010 to 51.6% in the Third Quarter 2011.  This increase resulted primarily from lower markdowns of approximately 260 basis points and a higher initial markup of approximately 30 basis points, partially offset by de-leveraging of occupancy and distribution costs of approximately 150 basis points.

Selling, general and administrative expenses increased $12.5 million to $126.7 million during the Third Quarter 2011 from $114.2 million during the Third Quarter 2010. As a percentage of net sales SG&A increased approximately 100 basis points to 26.2% during the Third Quarter 2011 from 25.2% during the Third Quarter 2010.  These increases resulted primarily from the following:

•	performance-based compensation increased approximately $4.1 million, or 90 basis points, primarily due to improved operating performance versus the prior year;

•	investments in growth initiatives increased administrative payroll and related expenses approximately $4.3 million, or 60 basis points; and

•
store expenses increased approximately $4.4 million; however, as a percentage of net sales it decreased 20 basis points. The dollar increase in store expenses is primarily due to having an average of 77 more stores during the Third Quarter 2011 compared to the Third Quarter 2010. The leveraging of store expenses resulted primarily from the increase in Comparable Store Sales and reduced credit card fees.

The above increases were partially offset by a decrease in pre-opening expenses of approximately $1.7 million, or 40 basis points, resulting from opening 10 fewer stores in the Third Quarter 2011 compared to the Third Quarter 2010.

Asset impairment charges were $0.4 million during each of the Third Quarter 2011 and the Third Quarter 2010.  During the Third Quarter 2011 and the Third Quarter 2010, we impaired two underperforming stores.

Depreciation and amortization was $18.5 million, or 3.8% of net sales, during the Third Quarter 2011, compared to $17.7 million, or 3.9% of net sales, during the Third Quarter 2010.

Interest expense, net was $0.1 million during the Third Quarter 2011, compared to $0.4 million during the Third Quarter 2010.

Provision for income taxes was $20.7 million during the Third Quarter 2011 compared to $18.5 million during the Third Quarter 2010.  Our effective tax rate was 38.0% and 37.2% during the Third Quarter 2011 and the Third Quarter 2010, respectively.

Income from discontinued operations, net of taxes was $0.2 million in the Third Quarter 2010, which related to the disposal of a business during fiscal 2008.

Net income was $33.7 million during the Third Quarter 2011 compared to $31.3 million during the Third Quarter 2010, due to the factors discussed above.  Diluted earnings per share was $1.33 in the Third Quarter 2011 compared to $1.15 in the Third Quarter 2010.  This increase in earnings per diluted share is due to higher net income and a lower diluted weighted average common shares outstanding of approximately 2.0 million, which is primarily related to our share repurchase programs.

Year-To-Date 2011 Compared to Year-To-Date 2010

Net sales increased by $37.6 million to $1,258.4 million during Year-To-Date 2011 from $1,220.8 million during Year-To-Date 2010.  Our net sales increase resulted from a $56.5 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales, $8.1 million from favorable changes in the Canadian exchange rate, mostly offset by a Comparable Retail Sales decrease of 2.4%, or $27.0 million.  Our 2.4% decrease in Comparable Retail Sales was primarily the result of a 7% decline in the number of transactions partially offset by a 4% increase in the average dollar transaction size.  By department, Comparable Retail Sales were strongest for Accessories and weakest for Newborn.  Regionally, Comparable Store Sales were down in all regions except the Southeast.  Comparable e-commerce sales, which are included in Comparable Retail Sales, increased 22.7% during Year-To-Date 2011.  Total e-commerce sales, which includes postage and handling, increased to 10.3% of sales during Year-To-Date 2011 from 8.9% during Year-To-Date 2010.

On a segment basis, The Children’s Place U.S. net sales increased $32.5 million, or 3.1%, to $1,091.7 million during Year-To-Date 2011 compared to $1,059.2 million during Year-To-Date 2010.  This increase resulted from a $46.7 million increase in sales from new stores and other sales that did not qualify as comparable sales and a $16.8 million increase in e-commerce sales, mostly offset by a Comparable Store Sales decrease of 3.4%, or $31.0 million.  Comparable Store Sales decreased 3.4% due to a 7% decline in the number of transactions partially offset by a 4% increase in the average dollar transaction size.  The Children’s Place Canada net sales increased $5.0 million, or 3.1%, to $166.7 million during Year-To-Date 2011 compared to $161.7 million during Year-To-Date 2010.  This increase resulted primarily from a $12.4 million increase in sales from new stores and other sales that did not qualify as comparable sales, an $8.1 million increase resulting from favorable changes in the Canadian exchange rates and $3.6 million of e-commerce sales, mostly offset by a decline in Comparable Store Sales of 12.0%, or $19.1 million.  The decrease in Comparable Store Sales was primarily the result of a 13% decline in the number of transactions slightly offset by a 1% increase in the average dollar transaction size.

During Year-To-Date 2011, we opened 88 stores, consisting of 68 in the United States and 20 in Canada.  We closed seven stores during Year-To-Date 2011, all in the United States.

Gross profit increased by $23.7 million to $499.3 million during Year-To-Date 2011 from $475.6 million during Year-To-Date 2010.  Consolidated Gross Margin increased approximately 70 basis points to 39.7% during Year-To-Date 2011 from 39.0% during Year-To-Date 2010.  The increase in consolidated Gross Margin resulted primarily from a higher initial markup of approximately 70 basis points and lower markdowns of approximately 40 basis points mostly offset by de-leveraging of distribution and occupancy costs of approximately 40 basis points.  Gross Margin at The Children’s Place U.S. increased approximately 60 basis points from 37.7% during Year-To-Date 2010 to 38.3% during Year-To-Date 2011.  This increase resulted primarily from a higher initial markup of approximately 70 basis points partially offset by de-leveraging of distribution and occupancy costs of approximately 10 basis points.  Gross Margin at The Children’s Place Canada increased approximately 120 basis points from 47.5% during Year-To-Date 2010 to 48.7% during Year-To-Date 2011.  This increase resulted primarily from lower markdowns of approximately 280 basis points and a higher initial markup of approximately 50 basis points, partially offset by de-leveraging of occupancy and distribution costs of approximately 210 basis points.

Selling, general and administrative expenses increased $20.4 million to $355.3 million during Year-To-Date 2011 from $334.9 million during Year-To-Date 2010. As a percentage of net sales SG&A increased approximately 80 basis points to 28.2% during Year-To-Date 2011 from 27.4% during Year-To-Date 2010.  This increase resulted primarily from the following:

•	investments in growth initiatives increased administrative payroll and related expenses approximately $9.6 million, or 70 basis points;

•	pre-opening expenses increased approximately $1.8 million, or 20 basis points, resulting from opening 26 more stores during Year-To-Date 2011 compared to Year-To-Date 2010; and

•
store expenses increased approximately $5.4 million; however, as a percentage of net sales it decreased 10 basis points. The dollar increase in store expenses is primarily due to having an average of 60 more stores during Year-To-Date 2011 compared to the Year-To-Date 2010. The leveraging of store expenses resulted primarily from reduced credit card fees.

Asset impairment charges were $1.7 million during Year-To-Date 2011, compared to $2.5 million during Year-To-Date 2010.  During each of Year-To-Date 2011 and Year-To-Date 2010, we impaired six underperforming stores.

Depreciation and amortization was $54.7 million, or 4.3% of net sales, during Year-To-Date 2011, compared to $53.6 million, or 4.4% of net sales, during Year-To-Date 2010.

Interest expense, net was $0.7 million during Year-To-Date 2011 compared to $1.2 million during Year-To-Date 2010.

Provision for income taxes was $33.8 million during Year-To-Date 2011 and $32.5 million during Year-To-Date 2010.  Our effective tax rate was 38.9% and 39.0% for Year-To-Date 2011 and Year-To-Date 2010, respectively.

Income from discontinued operations, net of taxes was $0.1 million during Year-To-Date 2010, which related to the disposal of a business during fiscal 2008.

Net income during Year-To-Date 2011 and Year-To-Date 2010 was $53.0 million and $51.0 million, respectively, due to the factors discussed above.  Earnings per diluted share was $2.05 in Year-To-Date 2011 compared to $1.84 in Year-To-Date 2010.  The increase in the earnings per share is due to higher net income and to a lower weighted average diluted shares outstanding of approximately 1.9 million, which is primarily related to our share repurchase programs.

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

Our working capital increased $19.8 million to $340.2 million at October 29, 2011 compared to $320.4 million at October 30, 2010.  This increase is primarily due to higher inventory levels and lower accounts payable partially offset by cash paid for share repurchases and the utilization of certain deferred tax assets.  During Year-To-Date 2011, under our share repurchase programs, we repurchased approximately 1.6 million shares for approximately $74.5 million.  Subsequent to October 29, 2011 and through November 29, 2011, we repurchased an additional 0.1 million shares for approximately $4.7 million.

Our credit facility provides for borrowings up to the lesser of $150.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At October 29, 2011, our borrowing base was $150.0 million, we had no outstanding borrowings and there were $28.0 million of outstanding letters of credit, with $122.0 million of availability.

As of October 29, 2011, we had approximately $113.4 million of cash and cash equivalents held in foreign subsidiaries, of which approximately $80.0 million was in our Canadian subsidiaries, $28.0 million was in our Hong Kong subsidiaries, $2.7 million was in our Barbadian subsidiary and $2.7 million was in our other Chinese subsidiaries. Because our investments in our Canadian and Barbadian subsidiaries are considered permanently reinvested, any repatriation of cash from them would require the accrual and payment of U.S. federal and certain state taxes. We currently do not intend to repatriate cash from these subsidiaries. Because our investments in our Hong Kong and other Chinese subsidiaries are not considered permanently reinvested, no additional accrual of tax is required on any repatriation of their cash; however, payment of U.S. federal taxes would be required.

We expect to be able to meet our working capital and capital expenditure requirements principally by using our cash on hand, cash flows from operations and availability under our credit facility.

Credit Facility

We and certain of our domestic subsidiaries maintain a credit agreement with Wells Fargo Retail Finance, LLC (as subsequently acquired by Wells Fargo Bank, National Association, its successor-in-interest, “Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender (the “Credit Agreement”). The Credit Agreement has been amended from time to time and the provisions below reflect all amendments.

The Credit Agreement, which expires in August 2016, consists of a $150 million asset based revolving credit facility, with a $125 million sublimit for standby and documentary letters of credit and an accordion feature that could provide up to $75 million of additional availability, of which $25 million is committed. Revolving credit loans outstanding under the Credit Agreement bear interest, at our option, at:

(i)	the prime rate plus a margin of 0.75% to 1.00% based on the amount of our average excess availability under the facility; or

(ii)
the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three or six months, as selected by us, plus a margin of 1.75% to 2.00% based on the amount of our average excess availability under the facility.

We are charged an unused line fee of 0.375% on the unused portion of the commitments.  Letter of credit fees range from 0.875% to 1.00% for commercial letters of credit and range from 1.25% to 1.50% for standby letters of credit.  Letter of credit fees are determined based on the amount of the Company's average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.

The outstanding obligations under the Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  We are not subject to any early termination fees under the Credit Agreement.

The Credit Agreement contains covenants, which include limitations on stock buybacks and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first or second priority security interest in substantially all of our assets.

On August 18, 2010 and also on March 7, 2011, in connection with the approval of our share repurchase programs, the Credit Agreement was amended to increase the allowable amount, subject to certain restrictions, that we may spend on share repurchases.

On August 16, 2011, the Credit Agreement was amended (the “2011 Amendment”) to provide for, among other things, an extension of the term of the Credit Agreement, a reduction in the maximum available borrowings under the facility, a reduction in the sublimit for standby and documentary letters of credit and a net reduction in various rates charged under the Credit Agreement, each as reflected above. The 2011 Amendment also provided for the elimination of the maximum capital expenditures covenant. In conjunction with the 2011 Amendment, we paid $0.7 million in additional deferred financing costs.

At October 29, 2011, we have capitalized an aggregate of approximately $3.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at October 29, 2011 was $1.7 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.

Cash Flows/Capital Expenditures

During Year-To-Date 2011, cash flows provided by operating activities were $94.7 million compared to $135.7 million during Year-To-Date 2010.  The net decrease of $41.0 million in cash from operating activities resulted primarily from:

•	approximately $20.6 million of increased cash outflows related to inventories, primarily due to the timing of inventory receipts, as well as an increase in inventory costs; and

•	the timing of payments on accounts payable and other current liabilities, primarily due to in−transit inventory, which resulted in lower cash inflows of $16.2 million.

Cash flows used in investing activities were $61.8 million during Year-To-Date 2011 compared to $63.6 million during Year-To-Date 2010.  The decrease primarily resulted from the release of $2.4 million of restricted cash.  Purchases of property and equipment increased $0.6 million resulting from more store openings during Year-To-Date 2011 mostly offset by lower expenditures on distribution center projects.

During Year-To-Date 2011, cash flows used in financing activities were $64.2 million compared to $72.1 million during Year-To-Date 2010.  The decrease primarily resulted from fewer purchases of our common stock, primarily related to our share repurchase programs, and to $7.3 million of cash inflows during Year-To-Date 2011 related to the utilization of tax benefits associated with our equity awards.

We continue to anticipate that total capital expenditures will be in the range of approximately $85 to $90 million in fiscal 2011.  During Year-To-Date 2011, we opened 88 stores and remodeled 37 at an aggregate cost of approximately $46.5 million.  We have spent approximately $15.5 million on information technology, our corporate offices and other initiatives and approximately $1.9 million on projects in our distribution centers.  Over the next quarter, we anticipate additional capital expenditures of approximately $14 million on store projects and approximately $9 million on information technology, including merchandising and e-commerce systems, and other initiatives.

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

Historically, we have funded our capital expenditures primarily from operations, with occasional seasonal advances on our credit facility.  With a cash balance of $152.6 million at October 29, 2011, and approximately $122.0 million of availability on our credit facility, we expect to meet our capital requirements for the remainder of fiscal 2011.

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

Interest Rates

Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of October 29, 2011, we had no borrowings under the credit facility.  During Year-To-Date 2011, borrowings were not material and any change in interest rates would not have a material impact on our interest expense.

Foreign Assets and Liabilities

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian subsidiaries are considered long-term; however, we are not deemed to be permanently reinvested in our Hong Kong subsidiary.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of October 29, 2011, net assets in Canada and Hong Kong were $120.2 million and $26.3 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $12.0 million and $2.6 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

As of October 29, 2011, we had approximately $110.7 million of our cash and cash equivalents held in foreign countries, of which approximately $80.0 million was in Canada, approximately $28.0 million was in Hong Kong and approximately $2.7 million was in China.

Foreign Operations

Approximately 12% of our consolidated net sales and total costs and expenses are transacted in foreign currencies.    As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2011 net sales could have decreased or increased by approximately $16.7 million and total costs and expenses could have decreased or increased by approximately $15.9 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At October 29, 2011, we had foreign currency denominated receivables and payables, including inter-company balances, of $2.9 million and $7.6 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide "reasonable assurance" that the controls and procedures will meet their objectives. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management, including our Chief Executive Officer and President, our Interim Principal Accounting Officer and our Interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of October 29, 2011. Based on that evaluation, our Chief Executive Officer and President, Interim Principal Accounting Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of October 29, 2011, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Certain legal proceedings in which we are involved are discussed in Note 8 to the condensed consolidated financial statements and Part II, Item I of our Quarterly Report on Form 10-Q for the quarters ended July 30, 2011 and April 30, 2011 and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 29, 2011.  See Note 8 to the condensed consolidated financial statements for a discussion of any recent developments concerning our legal proceedings.

Item 1A.	RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended January 29, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 18, 2010, our Board of Directors authorized a share repurchase program in the amount of $100.0 million (the “2010 Share Repurchase Program”) and on March 3, 2011 authorized a second share repurchase program in the amount of $100.0 million (the “2011 Share Repurchase Program”).  Under the programs, we may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions.  The timing and number of shares repurchased under the programs will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions.  We may suspend or discontinue the programs at any time, and may thereafter reinstitute purchases, all without prior announcement. During the first quarter of fiscal 2011, the 2010 Share Repurchase Program was completed with the final $10.1 million of availability being used.

The following table provides a month-by-month summary of our share repurchase activity during the Third Quarter 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
7/31/11-8/27/11 (1)	211,739	$41.09	210,000	$54,861
8/28/11-10/1/11	379,100	43.62	379,100	38,326
10/2/11-10/29/11 (2)	58,067	46.68	57,800	35,627
Total	648,906	$43.07	646,900	$35,627

(1)
1,605 shares were acquired as treasury stock as directed by participants in the Company's deferred compensation plan. 134 shares were withheld to cover withholding taxes in conjunction with the vesting of a Deferred Award.

(2)	267 shares were acquired as treasury stock as directed by participants in the Company's deferred compensation plan.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.3	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
________________________________________

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

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date:	December 2, 2011	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(A Principal Executive Officer)

Date:	December 2, 2011	By:	/S/ BERNARD L. MCCRACKEN
BERNARD L. MCCRACKEN
Interim Principal Accounting Officer and Vice
President, Corporate Controller
(A Principal Accounting Officer)

Date:	December 2, 2011	By:	/S/ JOHN E. TAYLOR
JOHN E. TAYLOR
Interim Principal Financial Officer, Treasurer and Vice
President, Finance
(A Principal Financial Officer)