Form 10-K
period 2012-01-28
CHILDRENS PLACE RETAIL STORES INC
filed 2012-03-23
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-two weeks ended January 28, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission file number 0‑23071
THE CHILDREN'S PLACE RETAIL STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware	31‑1241495
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)
500 Plaza Drive
Secaucus, New Jersey	07094
(Address of Principal Executive Offices)	(Zip Code)
(201) 558‑2400
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 par value
Name of each exchange on which registered: Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None.
___________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting Company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates was $1,093,457,810 at the close of business on July 30, 2011 (the last business day of the registrant's fiscal 2011 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 20, 2012: 24,495,017.
Documents Incorporated by Reference: Portions of The Children's Place Retail Stores, Inc. Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 13, 2012 are incorporated by reference into Part III.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 28, 2012

PART II - OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
The Business section and other parts of this Annual Report on Form 10-K may contain certain forward-looking statements regarding future circumstances. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. These forward-looking statements are based upon current expectations and assumptions of The Children's Place Retail Stores, Inc. (the “Company”) and are subject to various risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements including, but not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. Actual results, events, and performance may differ significantly from the results discussed in the forward-looking statements. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10‑K.
PART I
ITEM 1.-BUSINESS
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children's Place”, “we”, “us”, “our” and similar terms refer to The Children's Place Retail Stores, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:

•	Fiscal 2011 - The fifty-two weeks ended January 28, 2012

•	Fiscal 2010 - The fifty-two weeks ended January 29, 2011

•	Fiscal 2009 - The fifty-two weeks ended January 30, 2010

•	Fiscal 2008 - The fifty-two weeks ended January 31, 2009

•	Fiscal 2012 - Our next fiscal year representing the fifty-three weeks ending February 2, 2013

•	GAAP - Generally Accepted Accounting Principles

•
Comparable Store Sales - Net sales, in constant currency, from stores that have been open for at least 14 consecutive months; except that stores that temporarily close for non- substantial remodeling will be excluded from comparable store sales for only the period that they were closed. A store is considered substantially remodeled if it has been relocated or materially changed in size.

•	Comparable Retail Sales - Comparable Store Sales plus comparable sales from our e-commerce store

•	SEC - Securities and Exchange Commission

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

•	CPSA - Consumer Product Safety Act

•	CPSC - Consumer Products Safety Commission

•	CPSIA - Consumer Product Safety Improvement Act of 2008

•	VOC - Value oriented center where the anchor is a discount retailer
General
The Children's Place Retail Stores, Inc. is the largest pure-play children's specialty apparel retailer in North America. We provide apparel, accessories and footwear for children from newborn to ten years old. We design, contract to manufacture and sell fashionable, high-quality, value-priced merchandise, virtually all of which is under the proprietary “The Children's Place” brand name. Our stores offer spacious, bright and airy shopping in a friendly and convenient environment for both children and adults. The Children's Place has differentiated departments and is dedicated to serving the wardrobe needs of Girls and Boys

(sizes 4-14), Baby Girls and Boys (sizes 6 mos.-4T) and Newborn (sizes 0-12 mos.). Stores are distinctly merchandised to appeal to each age and gender segment and they provide for easy shopping of the latest collection available as we flow seasonal merchandise into our stores throughout the year. Our merchandise is also available at our online store located at www.childrensplace.com. Our customers are able to shop at our online store, at their convenience, and receive the same high quality, value-priced merchandise and customer service that are available in our physical stores.
The Children's Place Retail Stores, Inc. was incorporated in June 1988 operating fewer than 100 stores. At the time of our initial public offering in September 1997, we had grown to approximately 200 stores located in 26 states in the eastern half of the United States. By April 2003, we had grown to 656 stores and our geographical coverage included 47 states and a newly established presence in Canada. The growth of the Children's Place stores and brand has since continued, and as of January 28, 2012, we operated 1,049 stores throughout North America as well as our online store. During Fiscal 2011, we opened 88 stores compared to 67 in Fiscal 2010, and we closed 34 stores in Fiscal 2011, compared to 19 in Fiscal 2010. Our store growth plan for Fiscal 2012 includes opening approximately 60 new The Children's Place stores and closing approximately 35.
Jane Elfers, our President and Chief Executive Officer, has outlined four key growth initiatives that we are executing, as follows:

1.
Product - The Company delivered strong and consistent product execution during Fiscal 2011 and is now focused on improving all critical elements supporting the end-product, including Product Development, Sourcing, Inventory Management, Logistics and Distribution. The goal is to get the highest quality, lowest cost, trend-right merchandise, and to more quickly and efficiently distribute it to the appropriate channel to drive sales productivity.

2.
Brand - The Company is focused both on increasing loyalty and share of wallet among current customers, as well as developing a marketing program to reach out to potential new customers to build brand equity and drive traffic.

3.
Geographic Expansion - The Company is undertaking a comprehensive review of our North American fleet, expanding into International markets, and developing an integrated strategy for e-commerce on a global basis.

4.
Operational Excellence - The Company is highly focused on attaining operational excellence to support our other strategic initiatives. Operational excellence includes how we operate our stores, our IT infrastructure, Finance, Legal, Human Resources and Compliance.

Segment Reporting
We report segment data based on management responsibility: The Children's Place U.S. and The Children's Place Canada. Included in The Children's Place U.S. segment are our U.S. and Puerto Rico based stores. Each segment includes an e-commerce business located at www.childrensplace.com. We measure our segment profitability based on operating income, defined as income from continuing operations before interest and taxes. Net sales and direct costs are recorded by each segment. Certain centrally managed inventory procurement functions such as production and design are allocated to each segment based upon usage. Corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are allocated to the segments based primarily on net sales. Included in the allocation of corporate overhead is depreciation and amortization expense; however, the related assets are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales from customers are derived primarily from merchandise sales and we have no customers that account for more than 10% of our net sales. The following tables show by segment our net sales and operating income for the past three fiscal years, and total assets as of January 28, 2012 and January 29, 2011 (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales:
The Children's Place U.S.	$1,489,795	$1,450,116	$1,441,562
The Children's Place Canada	226,067	223,883	202,025
Total net sales	$1,715,862	$1,673,999	$1,643,587

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Operating income:
The Children's Place U.S.	$80,847	$96,881	$90,873
The Children's Place Canada	29,160	39,455	39,199
Total operating income	$110,007	$136,336	$130,072

Operating income as a percent of net sales:
The Children's Place U.S.	5.4%	6.7%	6.3%
The Children's Place Canada	12.9%	17.6%	19.4%
Total operating income as a percent of net sales	6.4%	8.1%	7.9%

	January 28, 2012	January 29, 2011
Total assets:
The Children's Place U.S.	$693,489	$720,951
The Children's Place Canada	157,160	133,380
Total assets	$850,649	$854,331
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
Key Capabilities
Our objective is to deliver trend-right, high-quality value-priced assortments for children ranging from newborn to age ten. Our expansive assortment offers one stop shopping across apparel, footwear and accessories. Our strategies to achieve this objective are as follows:
Merchandising Strategy
Our merchandising strategy is to offer a compelling assortment of apparel, footwear, and accessories that enable our customer to wardrobe their child. We strive to ensure that our assortments are modern and colorful, are balanced by category and lifestyle, and are fun and easy to put together. We build our deliveries by season and incorporate basics, key items, and fashion merchandise.
High Quality/Value Pricing
We believe that offering high quality, trend-right, age appropriate merchandise under “The Children's Place” brand name at value prices is our competitive advantage. We design and merchandise our apparel, footwear and accessories to offer a compelling value to our customers.
Brand Image
We strive to build our brand image and customer loyalty for “The Children's Place” by:

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
Merchandising Process
The strong collaboration between the cross functional teams in Design, Merchandising, Planning and Allocation and Sourcing have enabled us to build and grow our brand. Cross functional teams are aligned by department.
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
Planning and Allocation
The Planning and Allocation organization works collaboratively with the Merchandising and Sourcing teams to develop annual and seasonal sales and margin plans to support our financial objectives and merchandising strategies. These plans are developed with consideration of our channels to ensure that we are maximizing key programs each season. Further, this team plans the flow of inventory to ensure that we are adequately supporting floor sets and key promotional periods. Special attention is paid to our store types as they differ in capacity. All allocation methods incorporate visual presentations as well as inventory levels and sales trends.
Sourcing
Once the product design phase is started and we anticipate the sizes and quantities to be selected for our business needs, the sourcing team identifies the most cost-effective and quality manufacturer to source the product, based on cost, quality, execution and speed. The manufacturing process is monitored in all phases of raw materials selection, manufacturing, and assembly of these elements to the final product. This diligence helps ensure that our high quality and low cost standards are upheld and that we are able to maintain a continuous supply of desired product.
Production, Quality Control and Social Compliance
During Fiscal 2011, we engaged approximately 120 independent manufacturers located primarily in Asia. Raw materials used by these manufacturers is subject to price fluctuations due to global market trends. To support our inventory needs and to control merchandise costs, we continue to pursue global sourcing opportunities and consider such factors as product quality, cost, reliability of the manufacturer, service, product lead times, and other factors. We have no exclusive or long-term contracts with our manufacturers and typically transact business on an item-by-item basis under purchase orders at freight on board cost in U.S. dollars.
During Fiscal 2011, we purchased approximately 62% of our total merchandise without the aid of commissioned buying agents. We believe our offices in Hong Kong, China, India and Bangladesh enable us to obtain favorable material and manufacturing costs and to quickly identify and act on new sourcing and supplier opportunities. Our Asian offices also facilitate our prototype sample production and enable us to foster stronger relationships with our suppliers, manufacturers, agents and trading companies. In addition, we are party to agency agreements with commissioned independent agents who assist in sourcing and pre-production approval, oversee production, provide quality inspection and ensure timely delivery of merchandise. During Fiscal 2011, we purchased approximately 24% of our products through the support of a commissioned, independent agent in Taiwan, and approximately 9% of our products through an independent Hong Kong-based trading company. We sourced approximately 39% of our total goods from China and approximately 13% each from Vietnam, Cambodia and Sub-Saharan Africa. We did not source more than 11% from any other country or region. Using our purchase order, advanced shipping notification and tracking systems, our independent agents and our sourcing department actively monitor the status of each purchase order from order confirmation to merchandise receipt.
We augment our manufacturers' testing requirements with our own in-house quality assurance laboratory to test and evaluate fabric, trimming materials and pre-production samples against a comprehensive range of physical performance standards before production begins. The quality control personnel in our Asian offices, independent agents and independent trading company visit the various manufacturing facilities to monitor the quality control and production process. Our Asian offices enhance our quality control by enabling us to monitor component and manufacturing quality at close range and address related problems at an early stage. With this focus on pre-production quality, we are generally able to detect and correct quality-related problems before bulk production begins. We do not accept finished goods until each purchase order receives formal certification of compliance from our own quality assurance associates, agents or appointed third party inspectors.
In addition to our quality control procedures, we administer a social compliance program designed to promote compliance with local legal regulations, as well as ethical and socially responsible business practices. This program is comprised of four components as follows:

•
Vendor Code of Conduct - By formally acknowledging and agreeing to our code of conduct, our vendors affirm their commitment to integrate our corporate compliance standards into their manufacturing and sourcing practices. These standards cover the areas of: child labor, involuntary or forced labor, slavery and human-trafficking, coercion/harassment, discrimination, health and safety, compensation, environment, subcontracting and security practices.

•
Ongoing Monitoring Program - We administer a corporate monitoring program as performed by our internal social compliance team and/or professional third party auditors who visit factory locations to assess the working conditions in all factories that manufacture The Children's Place products. The Ongoing Monitoring Program involves: (1) visual inspection of work facilities and dormitories; (2) interview of factory management regarding policies and practices; (3) interview of factory workers to verify workplace policies and practices; and (4) review of wage, hour, age and other records. At the conclusion of the factory audit/visit, our auditor will review the Corrective Action Plan Acknowledgement Report (see below) with factory management.

•
Corrective Action Plan Acknowledgement Report (“CAPAR”) - The CAPAR contains findings from the factory visit for each of the areas covered by our standards, a remediation plan for any violations found (if applicable), as well as a re-audit timeframe. If violations are not remediated in accordance with the remediation plan, we cease using that factory or vendor.

•
Ongoing Training and Seminars - We continually conduct training programs and seminars to communicate with our internal and external partners regarding the requirements of our program. Additionally, our social compliance team attends third party seminars, industry courses and training in the Corporate Social Responsibility area.

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
Company Stores
The following section highlights various store information for The Children's Place brand as of January 28, 2012.

Existing Stores
As of January 28, 2012, we operated a total of 1,049 The Children's Place stores, most of which are clustered in and around major metropolitan areas, and our internet store at www.childrensplace.com. We have 732 stores located in malls, 140 in strip centers, 135 in outlet centers and 42 street stores. The following table sets forth the number of stores in each U.S. state, Puerto Rico and Canadian provinces as of the current and prior fiscal year end:

	Number of Stores			Number of Stores
Location	January 28, 2012	January 29, 2011		January 28, 2012	January 29, 2011
United States & Puerto Rico			United States & Puerto Rico (continued)
Alabama	15	11	North Carolina	24	21
Arizona	18	19	North Dakota	3	1
Arkansas	6	6	Ohio	31	31
California	95	90	Oklahoma	7	6
Colorado	13	14	Oregon	9	9
Connecticut	16	14	Pennsylvania	44	48
Delaware	4	4	Rhode Island	3	3
District of Columbia	1	1	South Carolina	16	15
Florida	41	44	South Dakota	2	2
Georgia	27	28	Tennessee	20	18
Hawaii	4	4	Texas	83	78
Idaho	4	1	Utah	12	11
Illinois	37	37	Vermont	1	1
Indiana	17	19	Virginia	20	18
Iowa	10	10	Washington	15	13
Kansas	7	5	West Virginia	1	1
Kentucky	13	12	Wisconsin	11	12
Louisiana	16	14	Wyoming	1	—
Maine	4	4	Puerto Rico	16	16
Maryland	24	22	Total United States & Puerto Rico	926	892
Massachusetts	23	23
Michigan	21	22	Canada
Minnesota	13	12	Alberta	15	13
Mississippi	13	12	British Columbia	17	14
Missouri	16	14	Manitoba	4	2
Montana	1	1	New Brunswick	3	3
Nebraska	3	3	Nova Scotia	4	3
New Hampshire	6	5	Ontario	51	46
New Jersey	48	47	Prince Edward Island	1	1
New Mexico	4	4	Quebec	25	18
New York	79	79	Saskatchewan	3	3
Nevada	8	7	Total Canada	123	103

			Total Stores	1,049	995
Store Concepts
At The Children's Place, our store concepts consist of “Apple-Maple”, “Technicolor”, “Tech2” and “Outlet” formats, as follows:
Apple-Maple - These stores feature light wood floors, fixtures and trim. They are brightly lit, featuring floor-to-ceiling glass windows that are open and inviting. A customized grid system throughout the store's upper perimeter displays featured merchandise, marketing photographs and promotions. The average store is approximately 4,300 square feet and as of January 28, 2012, approximately 34% of our stores were of this concept.
Technicolor - These stores have an atmosphere that is unique, bright, fun and use color to create boutique-like settings that differentiate the various departments within the store. These stores also feature more wall space than an Apple-

Maple store allowing for enhanced merchandise presentation and ease of shopping. The average store is approximately 4,900 square feet and as of January 28, 2012, approximately 30% of our stores were of this concept.
Tech2 - These stores have the brand aesthetics of a Technicolor with the functionality of an Apple-Maple. The use of color to brand and create shop identifiers was maintained, while creating an open, brightly lit environment for customers. Tech2 features darker ceilings and floors, along with crisp white floor-wall fixtures to ensure the product is the focal point. Tech2 is a value engineered store which costs approximately 35% less to build than the Technicolor store. The average store is approximately 4,300 square feet and as of January 28, 2012, approximately 23% of our stores were of this concept. It is the Company's intention to use this format for new stores for the foreseeable future.
Outlet - The average outlet store is approximately 7,500 square feet. As of January 28, 2012, approximately 13% of our stores were in this format. Our outlet stores are strategically placed within each market to provide a discount value alternative, including an assortment of “made for outlet” merchandise.
Store Expansion Program
Our store expansion program targets growing and underpenetrated markets where we believe that our brand can be successfully marketed. Prior to Fiscal 2009, this initiative had primarily focused on malls in highly populated areas. Approximately 70% of our stores are located in malls and we believe that our brand is well penetrated in these venues. During Fiscal 2009, we identified growth potential in smaller to mid-sized markets in VOCs, which is a center in which the anchor is a discount retailer. We believe that the lower build-out costs for our Tech2 stores, as noted above, combined with lower lease costs associated with VOCs has enabled us to successfully penetrate these markets and will continue to provide us with a growth opportunity. We opened approximately 44 and 42 VOC stores during Fiscal 2011 and Fiscal 2010, respectively. Our store expansion program for Fiscal 2012 is to open approximately 60 new stores of which approximately half will be of the VOC category.
Internet Sales (“e-commerce”)
E-commerce growth remains one of our top strategic priorities. Over the past five years, e-commerce net sales have grown over 220%, from approximately $54.5 million in the fiscal year ended February 2, 2008 to approximately $176.2 million in Fiscal 2011, and now accounts for approximately 10% of our total net sales. We expect our e-commerce business to continue to grow in Fiscal 2012.
We are committed to delivering a world class, end-to-end user experience to our customers; from product assortment and website design to operations, fulfillment and customer service. We are further committed to delivering these experiences to our customers when, where and how they are looking to access the brand, accounting for cross-channel behavior, growth of mobile devices, and the growing interest in our brand from international audiences. As such, we will continue to make required investments in back-end infrastructure, as well as front-end technology to deliver on this commitment. We believe that the critical investments made over the past two years in areas such as warehousing and distribution as well as customer service have improved our customers' experience.
Store Operations
The Children's Place store operations are organized into eight U.S. regions. We employ one Canadian Vice President and two U.S. Zone Vice Presidents who oversee our operations and to whom regional managers report. A regional manager oversees each region and has between seven and 10 district managers reporting to them. Each district manager is responsible for approximately nine to 17 stores. Our stores are staffed by a store management team and approximately 10 part-time sales associates, with additional part-time associates hired to support seasonal needs. Our store leadership teams spend a high percentage of their time on the store selling floors providing direction, motivation, and development to store personnel. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures and controls. In order to motivate our store leadership, we offer a monthly incentive compensation plan that awards bonuses for achieving certain financial goals.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Quarterly net sales as a percentage of full year
Fiscal 2011	25.1%	20.0%	28.2%	26.7%
Fiscal 2010	25.2%	20.6%	27.1%	27.1%
Fiscal 2009	24.5%	19.2%	28.2%	28.2%

Quarterly operating income (loss) as a percentage of full year
Fiscal 2011	44.4%	(14.4)%	49.5%	20.5%
Fiscal 2010	35.0%	(9.6)%	36.7%	37.9%
Fiscal 2009	27.7%	(14.4)%	49.8%	36.9%
For more information regarding the seasonality of our business, refer to Item 7.-Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results and Seasonality.
Marketing
We believe that The Children's Place is a well recognized brand, with a strong fashion offering and a compelling value proposition. We build on our brand recognition through a streamlined, multi-channel marketing campaign that aligns direct mail, store front windows, in-store marketing, internet marketing, and customer loyalty programs.
Our direct marketing program is robust, utilizing both off and on-line channels. Direct mail is targeted to our best customers, and serves as both a brand building and loyalty vehicle. The print program consists of mailers containing branded lifestyle imagery, merchandise details and a discounted coupon as an added shopping incentive. This is complemented by an e-mail program that reiterates the branding and promotional messaging. We further deepen our value proposition and customer loyalty with “bouncebacks”, which are coupons given to existing customers for redemption on a future purchase.
Additionally, we promote customer loyalty through The Children's Place private label credit card and other customer loyalty programs. Our private label credit cards, pursuant to a merchant services agreement, are issued to our customers for use exclusively at The Children's Place stores, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Our private label credit card accounted for approximately 12% of our net sales during Fiscal 2011.
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
Competition
The children's apparel and accessories retail markets are highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Justice (a division of Ascena Retail Group, Inc.), Babies “R” Us and Toys “R” Us (each of which is a division of Toys “R” Us, Inc.), Carter's, J.C. Penney Company, Inc., Sears (a division of Sears Holdings Corporation), Kohl's Corp. and other department stores as well as discount stores such as Target Corporation, WalMart Stores, Inc. and K-Mart (a division of Sears Holdings Corporation). In addition, we compete with stores such as Stride Rite and Payless (each a part of Collective Brands, Inc.), as well as smaller footwear retailers. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores.
Trademarks and Service Marks
“The Children's Place,” “babyPLACE,” “Place,” “The Place,” “TCP,” “PLC” and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office. The registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in Canada and certain other countries and we are continuing to take steps to register our trademarks in additional countries. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.
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
We are committed to product quality and safety. We focus our efforts to adhere to all applicable laws and regulations affecting our business, including the provisions of the CPSIA, the Flammable Fabrics Act and the Textile Fiber Product Identification Act, and the regulations of the CPSC and various environmental laws and regulations. Each of our product styles currently covered by the CPSIA are appropriately tested to meet current standards. The cost of compliance with current requirements and any future requirements of the CPSC, new consumer product safety laws, or changes to existing laws could have a material adverse effect on our financial position, results of operations and cash flows. See Item 1A. Risk Factors -- “Product liability costs, related claims, and the cost of compliance with consumer product safety laws such as the CPSIA or our inability to comply with such laws could have a material adverse effect on our business and reputation." for additional information.
Virtually all of our merchandise is manufactured by factories located outside of the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs, anti-dumping and countervailing duties on imported products including textiles, apparel and footwear. We currently are not restricted by any such duties in the operation of our business. In addition, custom duties and tariffs do not comprise a material portion of the cost of our products.
Employees
As of January 28, 2012, we had approximately 18,900 employees, of whom approximately 1,500 were based at our corporate offices. We had approximately 2,900 full-time store employees and approximately 14,500 part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.
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
We also make available our corporate governance materials, including our corporate governance guidelines and our code of business conduct, on our website. If we make any substantive amendments to our code of business conduct or grant any waiver, including any implicit waiver, from a provision of the code for the benefit of our Chief Executive Officer and President, our Interim Principal Accounting Officer or our Interim Principal Financial Officer, we will disclose the nature of such amendment or waiver on that website or in a Current Report on Form 8-K.

Item 1A.	RISK FACTORS
Investors in the Company should consider the following risk factors as well as the other information contained herein:
We may suffer adverse business consequences if we are unable to anticipate and respond to merchandise trends.
The apparel industry is subject to rapidly changing fashion trends and shifting consumer preferences. Our success depends in part on the ability of our merchandising team to anticipate and respond to these changes. Our design, manufacturing and distribution process generally takes up to one year, during which time fashion trends and consumer preferences may change. Failure to anticipate, identify or respond to these changes could adversely affect customer acceptance of our products resulting in lower sales, increased inventory levels and/or lower margins, which could have a material adverse effect on our financial position, results of operations and cash flows.
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
Changes in our Comparable Retail Sales and/or quarterly results of operations could have a material adverse effect on the market price of our common stock.
Numerous factors affect our Comparable Retail Sales and quarterly results, including, among others, merchandise assortment, retail prices, fashion trends, weather conditions, mall traffic, the retail sales environment, calendar shifts of holidays or seasonal periods, timing of promotional events, macro-economic conditions and our success in executing our business strategies. Our Comparable Retail Sales and quarterly results have fluctuated significantly in the past and we anticipate that they will continue to fluctuate in the future, particularly in the current difficult economic climate, which may result in further declines in consumer spending. The investment community follows Comparable Retail Sales and quarterly results closely and fluctuations in these results, or the failure of our results to meet investor expectations, may have a significant adverse effect on the price of our common stock.
Fluctuations in the prices of raw materials could result in increased product and/or delivery costs.
Over the past two years, we have seen significant fluctuations in the cost of cotton. Increases in the price of cotton or other raw materials, including wool and other materials used in the production of fabric and accessories, as well as energy costs, could result in significant cost increases for our products as well as their distribution to our distribution centers, retail locations and to our customers. To the extent we are unable to offset any such increased costs through value engineering or price increases, it could have a material adverse effect on our net sales, financial position, results of operations and cash flows.
Our success depends upon the service and capabilities of our management team. Changes in management or in our organizational structure could have a material adverse effect on our business.
Over the past two years, we had substantial changes in our management team, including key members of our senior management. While we have managed through these changes successfully to date, leadership change can be inherently difficult to manage and may cause disruption to our business or further turnover in our workforce or management team. Senior level management establishes the “tone at the top” by which an environment of ethical values, operating style and management philosophy is fostered. Changes in management, or inadequate management, could lead to an environment that lacks integrity, inspiration, and/or a lack of commitment by the employees. The inability of our senior management team to maintain an adequate organizational structure and a proper “tone at the top”, or the inability to attract additional qualified managers or other personnel, could have a material adverse effect on our business.
We may not be able to identify, evaluate or successfully execute business strategies.
We are continuously seeking new ways to further our brand recognition, expand our geographical coverage, and improve our operational processes. We have a store expansion program in the U.S. and Canada, and have expanded our internet presence outside of the U.S. During Fiscal 2012, we plan to expand our store base internationally through franchises. If we fail to appropriately manage our international expansion, if we fail to properly execute our plans, or if we fail to identify alternative strategies, it could have a material adverse effect on our financial position, results of operations and cash flows.

We face significant competition in the retail industry, which could impact our ability to compete successfully against existing or future competition.
The children's apparel retail market is highly competitive. We compete in substantially all of our markets with GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, P.S. from Aeropostale, Justice (a division of The Ascena Retail Group, Inc.), Babies "R" Us and Toys "R" Us (each of which is a division of Toys "R" Us, Inc.), Carter's, J.C. Penney Company, Inc., Sears (a division of Sears Holdings Corporation), Kohl's Corp. and other department stores as well as discount stores such as Target Corporation, WalMart Stores, Inc., and K-Mart (a division of Sears Holdings Corporation). In addition, given our expansion into the footwear category, we now compete with well-known national retailers such as Stride Rite and Payless (each a part of Collective Brands, Inc.) as well as smaller retailers of children's footwear. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in virtually all of the areas in which we have stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing and other resources than we have. We may not be able to continue to compete successfully against existing or future competition.
A material disruption in, failure of, or inability to upgrade, our information technology systems could adversely affect our business, financial position or results of operations and cash flows.
We rely heavily on various information systems to manage our complex operations, including management of our supply chain, point-of-sale processing in our stores, gift cards, our private label credit card, our online business and various other processes and transactions. We have begun the process of implementing a new computer system that will enhance our core merchandising and general ledger processes. Implementing new systems carries substantial risk, including potential loss of data or information, cost overruns, implementation delays, disruption of operations, lower customer satisfaction resulting in lost customers or sales, inability to deliver merchandise to our stores or our customers, and the potential inability to meet reporting requirements. In addition, any disruptions or malfunctions affecting our current information systems could cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible. We also rely on third-party vendors to program, maintain and service our information systems. Any failures of these vendors to properly deliver their services could have a material adverse effect on our business, financial position, results of operations and cash flows. Any of these potential issues, individually or in aggregation, could have a material adverse effect on our business, financial position, results of operations and cash flows.
Our failure to successfully manage our e-commerce business could have a negative impact on our business.
The operation of our e-commerce business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and our fulfillment operations. Risks associated with our e-commerce business include:

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
We are subject to regulation by the CPSC and similar state and international regulatory authorities. Although we test the products sold in our stores and on our website, concerns about product safety, including but not limited to concerns about those manufactured in China and/or developing countries, where virtually all of our merchandise is manufactured, may lead us to recall selected products, either voluntarily, or at the direction of a governmental authority or may lead to a lack of consumer acceptance or loss of consumer trust. Product safety concerns, recalls, defects or errors could result in the rejection of our products by customers, damage to our reputation, lost sales, product liability litigation and increased costs, any or all of which could harm our business and have a material adverse effect on our financial position, results of operations and cash flows.
The CPSIA established new standards regarding lead and other substances used in products for children of age 12 and under, including apparel and accessories. Among other things, the CPSIA introduces new regulatory limits, testing, certification, packaging, labeling and advertising and reporting requirements with respect to such products and has increased penalties for violations thereof. Each of our product styles currently covered by the CPSIA are appropriately tested to meet current standards. The cost of compliance with current requirements and any future requirements of the CPSC, new consumer product safety laws, including the new initiatives labeled as “green chemistry”, or changes to existing laws could have a material adverse effect on our financial position, results of operations and cash flows. In addition, any failure to comply with such requirements could result in significant penalties, require us to recall products and harm our reputation, any or all of which could have a material adverse effect on our business, reputation, and financial position, results of operations and cash flows.
We depend on our relationships with unaffiliated manufacturers, transportation companies, and independent agents. Our inability to maintain relationships with any of these entities, or the failure of any of their businesses, could adversely affect our business and results of operations.
We do not own or operate any manufacturing facilities, and therefore, are dependent upon independent third parties for the manufacture of all of our products. Most of our products are currently manufactured to our specifications, pursuant to purchase orders, by approximately 120 independent manufacturers located primarily in Asia. In Fiscal 2011, we sourced approximately 39% of our merchandise from China and approximately 13% each from Vietnam, Cambodia and Sub-Saharan Africa. We did not source more than 11% from any other country or region. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. We purchased approximately 9% of our products in Fiscal 2011 through a Hong Kong-based trading company, with whom we have no formal written agreement, using negotiated purchase orders. We also purchased approximately 24% of our products in Fiscal 2011 through the support of a single, commissioned agent in Taiwan. Our plans in Fiscal 2012 include limiting the use of external agents and sourcing more product through our in-house buying office. Although we believe that we have the in-house capability to more efficiently source our purchases, the inability to do so, or the inability to find additional sources to support our current needs and future growth could have a material adverse effect on our business.
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
Virtually all of our merchandise is purchased from foreign suppliers, of which China is the single largest representing approximately 39% of our imported merchandise. As a result, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	foreign governmental regulations;

•	regulations under the United States Foreign Corrupt Practices Act

•	financial or political instability;

•	pressure from non-governmental organizations;

•	customer acceptance of foreign produced merchandise;

•	new legislation relating to import quotas or other restrictions that may limit the import of our merchandise;

•	imposition of duties, taxes, and other charges on imports;

•	fluctuation in the value of the U.S. dollar against foreign currencies;

•	significant delays in the delivery of cargo due to port security considerations or weather conditions;

•	disruption of imports by labor disputes and local business practices;

•	increased cost of transportation; and

•	failure of an unaffiliated manufacturer to comply with local laws, including labor laws or ethical labor practices.
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
We require our independent manufacturers to operate in compliance with applicable laws and our internal requirements. Our vendor code of conduct promotes ethical business practices and we monitor compliance with them; however we do not control these manufacturers, their labor practices, or from where they buy their raw materials. Any violation of labor, health, environmental, safety or other laws by one of the independent manufacturers we use or any divergence of an independent manufacturer's labor practices from standards generally accepted as ethical in the United States and Canada could have a material adverse effect on our business.
Any of the above risks, individually or in aggregation, could negatively impact our financial position, results of operations and cash flows.
Because certain of our subsidiaries operate outside of the United States, some of our revenues, product costs and other expenses are subject to foreign economic and currency risks.
We have store operations in Canada and buying operations in various locations in Asia, primarily Hong Kong and Shanghai, China, and we have plans to expand our store operations internationally primarily through franchises. We cannot guarantee that we will be able to address in a timely manner or at all the risks of conducting operations in countries outside of the U.S., such as differing consumer preferences, governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements. Our failure to address such risks in a timely manner or at all could adversely affect our business and financial position, results of operations and cash flows.
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
Pending legal and regulatory actions are inherent in our business and could adversely affect our results of operations or financial position or harm our businesses or reputation.
We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under Item 3- Legal Proceedings of Part I of this Annual Report on Form 10-K. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including treble, punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material adverse effect on us or cause us reputational harm, which in turn could harm our business prospects.
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

We depend on generating sufficient cash flows, together with our existing cash balances and availability under our credit facility, to fund our ongoing operations, capital expenditures and debt service requirements.
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
Most of these factors are beyond our control. It is difficult to predict the impact that the general economic downturn will continue to have on consumer spending and our financial results. However, we believe that it will continue to result in reduced spending by our customers, which would reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. In addition, steps that we may take to limit cash outlays, such as delaying the purchase of inventory, may not be successful or could delay the arrival of merchandise for future selling seasons, which could reduce our net sales or profitability. If we are unable to generate sufficient cash flows, we may not be able to fund our ongoing operations, planned capital expenditures, share repurchase programs and potential debt service requirements and we may be required to seek additional sources of liquidity.
In addition, at January 28, 2012, approximately 67% of our cash was held in foreign subsidiaries. Because our investments in these foreign subsidiaries are considered permanently reinvested, any repatriation of cash from them would require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences. In addition, these funds are subject to foreign currency exchange rate fluctuations, which if these rates should move unfavorably, could cause a material decrease in available funds.
Negative changes in the economy, such as the continued deterioration in the global economic environment, and resulting declines in consumer confidence and spending, have had and could continue to have an adverse effect on the apparel industry and on our operating results.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary periods and also may decline at other times. During 2008 and 2009, the global economic environment deteriorated significantly, and remained weak in 2010, 2011 and into 2012. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has adversely affected our business as it is dependent on consumer demand for our products. In North America, we have experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions exist in many international markets. If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings.
In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, fluctuating food, fuel and other energy costs, taxation rates or energy prices. Similarly, political unrest, actual or potential terrorist acts and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases or preventing our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our financial position, results of operations and cash flows.
If our landlords should suffer financial difficulty or if we are unable to successfully negotiate acceptable lease terms, it could have an adverse effect on our business and results of operations and cash flows.
Currently, approximately 70% of our stores are located in malls, approximately 13% are located in strip centers, approximately 13% are located in outlet centers and approximately 4% are located in street stores. If any of our landlords should suffer financial difficulty, it could render them unable to fulfill their duties under our lease agreements. Such duties include providing a sufficient number of mall co-tenants, common area maintenance, utilities, and payment of real estate taxes. While we have certain remedies under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities could have a material adverse effect on our financial position, results of operations and cash flows.
The leases for most of our existing stores are for initial terms of 10 years. If we are unable to continue to negotiate acceptable lease and renewal terms, it could have a material adverse effect on our financial position, results of operations and cash flows.
If we are unable to open and operate new stores successfully, our future operating results will be adversely impacted.
We anticipate opening approximately 60 stores in the U.S. and Canada during Fiscal 2012. Our ability to open and operate new stores successfully depends on many factors, including, among others, the availability of suitable store locations and suitably sized space, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to successfully integrate new stores into our existing operations, the ability to hire and train store personnel and the ability to recognize and respond to regional and climate-related differences in customer preferences.
We cannot guarantee that we will achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. Our total store base grew approximately 5% during each of Fiscal 2011 and Fiscal 2010, and is anticipated to grow approximately 2% in Fiscal 2012. Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings.
We need to continually evaluate the adequacy of our store management and our information and distribution systems to manage our planned expansion. Any failure to successfully and profitably execute our expansion plans could have a material adverse effect on our financial position, results of operations and cash flows.
A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could adversely affect our business.
Despite our considerable efforts and technology to secure our computer network, a cyber-attack may bypass the security causing a computer network breach and leading to a material disruption of our computer network and/or the loss of business, employee or customer information and/or ecommerce sales.   Despite our due diligence in selecting and monitoring third party vendors and partners, a similar computer network breach may occur, leading to a material disruption of our computer network and/or the loss of business, employee or customer information and/or ecommerce sales. Such a cyber-attack could result in any of the following:

•	theft, destruction, loss, misappropriation or release of confidential data, intellectual property or customer information;

•	operational or business delays resulting from the disruption of our computer network and subsequent clean-up and mitigation activities;

•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers; and

•	loss of sales generated through our e-commerce website through which we sell merchandise to customers.
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
Any of the above risks, individually or in aggregation, could damage our reputation and result in lost sales, fines, and/or lawsuits, which in turn could have a material adverse effect on our financial position, results of operations and cash flows. Further, a significant breach of federal, state or local privacy laws could have a material adverse effect on our financial position, results of operations and cash flows.
The protection of customer, employee, and company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. Any breach involving this data could cause harm to our reputation or result in liability, either of which could have a material adverse effect on our financial position, results of operations and cash flows.
Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.
Our business is subject to a wide array of laws and regulations. Significant legislative or regulatory changes that impact our relationship with our workforce could increase our expenses and adversely affect our operations. None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various locations. There is no assurance that our employees will not unionize in the future. Changes in other regulatory areas, such as consumer credit, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws and privacy laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could have a material adverse effect on our financial position, results of operations and cash flows. Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.
Legislative actions and new accounting pronouncements could result in us having to increase our administrative expenses to remain compliant.
In order to comply with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, future accounting guidance or disclosure requirements by the SEC, future guidance that may come from the Public Company Accounting Oversight Board ("PCAOB"), or future changes in listing standards by the Nasdaq Global Select Market, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which could cause our general and administrative expenses to increase.
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
We are subject to income taxes in the United States and foreign jurisdictions, including Canada and Hong Kong. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations and financial condition in future periods. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service, Revenue Canada and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our provision for income taxes and cash tax liability.
Any disruption in, or changes to, our consumer credit arrangements, including our private label credit card agreement with Citibank, N.A., may adversely affect the ability of our customers to obtain consumer credit.
Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. The Credit Card Act of 2009 (the “Card Act”) went into effect during Fiscal 2010. Provisions of the Card Act include, among other changes, restrictions on interest charges and other fees that credit and debit card providers may charge its consumers. These restrictions may result in decreased revenues for credit card providers, which may cause increases to consumer interest rates, reduce credit availability or cause increases to fees charged to retailers. The Card Act, other new regulations, or changes in existing regulations of credit arrangements could materially limit the availability of credit to our customer base.
Additionally, during periods of increasing consumer credit delinquencies, financial institutions may reexamine their lending practices and procedures. There can be no assurance that increased delinquencies being experienced by providers of consumer credit generally would not cause providers of third party credit offered by us to decrease the availability of, or increase the cost of such credit.
Any of the above risks, individually or in aggregation, could have a material adverse effect on the way we conduct business and could negatively impact our financial position, results of operations and cash flows.

We may be unable to protect our trademarks and other intellectual property rights.
We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks and service marks in the United States or Canada. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and proprietary rights of others. Also, others may assert rights in, or ownership of, trademarks and other proprietary rights of ours and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.
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
The threat or actual acts of terrorism continue to be a risk to the global economy. Terrorism and potential military responses, political unrest, natural disasters, pandemics or other health issues could disrupt commerce, impact our ability to operate our stores in affected areas or impact our ability to provide critical functions necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our financial position, results of operations and cash flows.
In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending patterns or customer traffic, and thus have an adverse impact on our financial position, results of operations and cash flows.

ITEM 1B.-UNRESOLVED STAFF COMMENTS
None.

ITEM 2.-PROPERTIES
We lease all of our existing store locations in the United States and Canada, with lease terms expiring through 2023 and 2022, respectively. The average unexpired lease term for our stores is approximately 4.6 years in the United States and approximately 4.9 years in Canada. The leases for most of our existing stores are for initial terms of 10 years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. We anticipate that we will be able to extend those leases on satisfactory terms as they expire, or relocate to desirable locations.

The following table sets forth information with respect to our non-store locations as of January 28, 2012:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
South Brunswick Township, NJ (1)	Warehouse Distribution Center	525,000	1/31/2021
Ontario, CA (1) (2)	Warehouse Distribution Center	250,000	3/31/2016
Fort Payne, AL (1)	Warehouse Distribution Center	700,000	Owned
Ontario, Canada (3)	Warehouse Distribution Center	95,000	4/30/2014
500 Plaza Drive, Secaucus, NJ (4)	Corporate Offices, Design	140,000	5/31/2029
Hong Kong, China (4)	Product Support	28,000	4/30/2012
Shanghai, China (4)	Product Support	14,000	7/14/2012
Gurgaon, India (4) (5)	Product Support	7,100	3/12/2012
Tirupur, India (4)	Product Support	3,600	9/15/2012
____________________________________________

(1)	Supports The Children's Place U.S. stores, including the e-commerce business.

(2)
In March 2012, management approved a plan to close this location and consolidate its operations with those of Fort Payne, Alabama. We anticipate exit costs associated with this move of approximately $4.0 million during the first half of Fiscal 2012.

(3)	Supports The Children's Place Canada stores.

(4)	Supports both The Children's Place U.S. stores and The Children's Place Canada stores.

(5)	Effective with the expiration of this lease on March 12, 2012, this office was relocated to an 11,000 square foot location also in Gurgaon, India, with an initial lease term of 3 years.
On occasion, we may operate other leased facilities to support seasonal warehousing needs.

ITEM 3.-LEGAL PROCEEDINGS
On June 16, 2009, a putative stockholder derivative action was filed in the Superior Court of New Jersey, Hudson County, Chancery Division, against the Company and certain of its current and former directors and senior executives.  The Company has been named as a nominal defendant.  The complaint alleged, among other things, that certain of the Company's current and former directors and executives breached their fiduciary duties to the Company and its stockholders by causing the Company to issue false and misleading public statements and by abdicating their responsibilities to the Company and its stockholders, in violation of state law.  The complaint also alleged that the defendants committed corporate waste in connection with a severance payment to the Company's former Chief Executive Officer.  On February 14, 2011, the parties reached an agreement in principle to settle the action.  The parties submitted an executed settlement memorandum of understanding to the court on May 2, 2011 and submitted an executed Stipulation of Settlement on September 29, 2011. The court entered a Preliminary Approval Order on or about October 11, 2011, and entered the final judgment and order of dismissal on December 14, 2011.  This claim was tendered to our insurance carrier and payment of the settlement was covered by our insurance.
We are also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on our financial position, results of operations or cash flows.

ITEM 4.-MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.-MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “PLCE.” The following table sets forth the range of high and low sales prices on Nasdaq of our common stock for the fiscal periods indicated.

	High	Low
2011
First Quarter	$55.80	$40.71
Second Quarter	55.90	43.74
Third Quarter	49.96	36.96
Fourth Quarter	57.55	44.60

2010
First Quarter	$50.10	$31.41
Second Quarter	49.85	39.81
Third Quarter	57.63	39.84
Fourth Quarter	53.52	42.12
On March 20, 2012, the last reported sale price of our common stock was $51.79 per share, the number of holders of record of our common stock was approximately 66 and the number of beneficial holders of our common stock was approximately 31,000.
We do not pay dividends to our stockholders. Our credit facility prohibits the payment of dividends and imposes conditions on our purchases of our common stock. On August 18, 2010, the Company’s Board of Directors authorized a share repurchase program in the amount of $100 million (the “2010 Share Repurchase Program”), on March 3, 2011 the Board authorized another share repurchase program in the amount of $100 million (the “2011 Share Repurchase Program”), and on March 7, 2012, we announced the Board authorized another share repurchase program in the amount of $50.0 million.  Under the programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions.  Pursuant to restrictions imposed by our equity plan during black-out periods, we withhold and retire shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients. Our payment of the withholding taxes in exchange for the shares constitutes a purchase of our common stock. Also, we acquire shares of our common stock in conjunction with liabilities owed under a deferred compensation plan, which are held in treasury. The following table summarizes our share repurchases (in thousands):

	Fiscal Year Ended				January 29, 2012 to March 20, 2012
	January 28, 2012		January 29, 2011
	Shares	Value	Shares	Value	Shares	Value
Shares repurchases related to:
2010 Share buyback program	213	10,102	1,933	89,898	—	—
2011 Share buyback program	1,712	80,764	—	—	234	11,743
Withholding taxes	19	891	14	725	—	—
Deferred compensation plan	14	598	—	—	—	—

The following table provides a month-to-month summary of our share repurchase activity during the 13 weeks ended January 28, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
10/30/11-11/26/11	85,783	$48.16	84,210	$31,571
11/27/11-12/31/11	120,476	54.28	120,476	25,031
1/1/12-1/28/12	115,964	50.14	115,593	19,236
Total	322,223	$51.16	320,279	$19,236
Equity Plan Compensation Information
On May 20, 2011, our shareholders approved the 2011 Equity Incentive Plan (the "2011 Equity Plan"). Upon adoption of the 2011 Equity Plan, we ceased issuing awards under the 2005 Equity Incentive Plan (together with the 1997 Stock Option Plan, the "Prior Plans"), however, any forfeitures or shares withheld to cover taxes that were related to awards granted under the Prior Plans are added back to shares available for future issuance under the 2011 Equity Plan. The following table provides information as of January 28, 2012, about the shares of our Common Stock that may be issued under our equity compensation plans.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A)) (2)
Equity Compensation Plans Approved by Security Holders	154,090	$30.98	2,238,922
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	154,090	$30.98	2,238,922
____________________________________________

(1)	Amount consists of 67,090 shares issuable under our 1997 Stock Option Plan and 87,000 shares issuable under our 2005 Equity Incentive Plan.

(2)
Excluded from this amount are 405,882 shares issuable upon vesting of deferred stock awards, of which 352,577 were issued under our 2005 Equity Incentive Plan, and 6,068 shares issuable upon vesting of performance awards, all of which were issued under our 2005 Equity Incentive Plan.

Performance Graph
The following graph compares the cumulative stockholder return on our common stock with the return on the Total Return Index for The NASDAQ Stock Market (US) and The NASDAQ Retail Trade Stocks. The graph assumes that $100 was invested on February 3, 2007 in each of our common stock, The NASDAQ Stock Market (US) index and The NASDAQ Retail Trade Stock index.
The table below sets forth the closing price of our Common Stock and the closing indices for The NASDAQ Stock Market (US) and The NASDAQ Retail Trade Stocks on the last day of each of our last six fiscal years.

	2006	2007	2008	2009	2010	2011
The Children's Place---"PLCE"	58.310	19.780	18.810	31.800	43.470	50.050
NASDAQ US	842.827	813.974	400.522	579.464	742.933	1,011.628
NASDAQ RETAIL TRADE STOCKS	548.239	485.385	312.127	463.164	577.479	699.415
The table below assumes that $100 was invested on February 3, 2007 in each of our common stock, The NASDAQ Stock Market (US) index and The NASDAQ Retail Trade Stock index.

	2006	2007	2008	2009	2010	2011
The Children's Place---"PLCE"	100.000	33.922	32.259	54.536	72.492	85.834
NASDAQ US	100.000	96.580	60.324	88.055	111.882	120.016
NASDAQ RETAIL TRADE STOCKS	100.000	88.540	56.931	84.486	105.329	127.574

ITEM 6.-SELECTED FINANCIAL DATA
We are the largest pure-play children's specialty apparel retailer in North America. As of January 28, 2012 we operated 1,049 The Children's Place stores across North America and an online store at www.childrensplace.com. The following table sets forth certain historical financial and operating data for The Children's Place Retail Stores, Inc. and its subsidiaries. The statement of operations data for the three fiscal years ended January 28, 2012, and the balance sheet data as of January 28, 2012 and January 29, 2011 have been derived from, and should be read in conjunction with, the audited financial statements presented elsewhere herein. The balance sheet data as of January 30, 2010, and the balance sheet data and the statement of operations data as of and for the fiscal years ended January 31, 2009 and February 2, 2008, have been derived from audited financial statements not included herein. All other data presented herein, have not been audited. The information contained in this table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and notes thereto included elsewhere herein.

	Fiscal Year Ended (1)
Statement of Operations Data (in thousands, except per share and square footage data):	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
Net sales	$1,715,862	$1,673,999	$1,643,587	$1,630,323	$1,520,329
Cost of sales	1,051,998	1,010,851	984,086	958,510	924,187
Gross profit	663,864	663,148	659,501	671,813	596,142
Selling, general and administrative expenses	477,076	452,459	455,782	471,302	479,142
Asset impairment charges (2)	2,208	2,713	2,200	6,491	16,565
Other costs (3)	—	—	—	213	5,870
Depreciation and amortization	74,573	71,640	71,447	71,410	65,326
Operating income	110,007	136,336	130,072	122,397	29,239
Interest income (expense), net	(690)	(1,530)	(5,731)	(4,939)	(366)
Income from continuing operations before income taxes	109,317	134,806	124,341	117,458	28,873
Provision for income taxes	32,092	51,219	35,500	43,523	18,913
Income from continuing operations	77,225	83,587	88,841	73,935	9,960

Diluted income per common share from continuing operations	$3.01	$3.05	$3.09	$2.50	$0.34

Selected Operating Data for Continuing Operations:
Number of stores open at end of period	1,049	995	947	917	904
Comparable retail sales increase (decrease)	(2.5)%	(2.5)%	(2.1)%	4.7%	2.6%
Average net sales per store (4)	$1,492	$1,587	$1,634	$1,703	$1,654
Average square footage per store (5)	4,903	4,943	4,965	4,918	4,846
Average net sales per square foot (6)	$299	$318	$332	$350	$355

Balance Sheet Data (in thousands):
Working capital (7)	$341,770	$347,305	$311,366	$312,595	$200,381
Total assets	850,649	854,331	854,060	939,757	997,537
Long-term debt	—	—	—	55,000	—
Stockholders’ equity	609,366	607,727	588,970	547,879	472,233
____________________________________________

(1)	All periods presented were 52-week years.

(2)
Asset impairment charges generally relate to the write-off of fixed assets related to underperforming stores. In fiscal 2007, we also recorded an impairment charge of $14.8 million related to our decision to cease construction on our Emerson Lane administrative office building.

(3)	Other costs include $5.9 million in lease exit costs related to our decision not to proceed with the construction of the Emerson Lane administrative office building during fiscal 2007.

(4)	Average net sales per store represents net sales from stores open throughout the full period divided by the number of such stores.

(5)	Average square footage per store represents the square footage of stores operated on the last day of the period divided by the number of such stores.

(6)	Average net sales per square foot represent net sales from stores open throughout the full period divided by the square footage of such stores.

(7)	Working capital is calculated by subtracting our current liabilities from our current assets.

ITEM 7.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our audited financial statements and notes thereto included in Item 15.-Exhibits and Financial Statement Schedules. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A-Risk Factors.
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children's Place”, “we”, “us”, “our” and similar terms refer to The Children's Place Retail Stores, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in our management's discussion and analysis of financial condition and results of operations are defined as follows:

•	Fiscal 2011 - The fifty-two weeks ended January 28, 2012

•	Fiscal 2010 - The fifty-two weeks ended January 29, 2011

•	Fiscal 2009 - The fifty-two weeks ended January 30, 2010

•	Fiscal 2012 - Our next fiscal year representing the fifty-three weeks ending February 2, 2013

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

•	GAAP - Generally Accepted Accounting Principles

•	SEC- Securities and Exchange Commission

•
Comparable Store Sales - Net sales, in constant currency, from stores that have been open for at least 14 consecutive months; except that stores that temporarily close for non- substantial remodeling will be excluded from comparable store sales for only the period that they were closed. A store is considered substantially remodeled if it has been relocated or materially changed in size

•	Comparable Retail Sales - Comparable Store Sales plus comparable sales from our e-commerce store

•	Gross Margin - Gross profit expressed as a percentage of net sales

•	SG&A - Selling, general and administrative expenses
OVERVIEW
Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture and sell fashionable, high-quality, value‑priced merchandise, virtually all of which is under our proprietary “The Children's Place” brand name. As of January 28, 2012, we operated 1,049 stores across North America and an online store at www.childrensplace.com.
Segment Reporting
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
Recent Developments
On March 7, 2012, we announced that our Board of Directors authorized a new share repurchase program in the amount of $50.0 million. Under the program, we may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions, and we may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

In March 2012, management approved a plan to close our west coast distribution center in Ontario, California and move its operations to our southeast distribution center in Fort Payne, Alabama. The Company expects to record exit costs of approximately $4.0 million during the first half of Fiscal 2012.
Operating Highlights
Net sales in Fiscal 2011 increased $41.9 million, or 2.5%, to $1,715.9 million, compared to $1,674.0 million reported in Fiscal 2010. During each of Fiscal 2011 and Fiscal 2010, our Comparable Retail Sales decreased 2.5%. In Fiscal 2011, we opened 88 stores, remodeled 40 stores and closed 34 stores.
During Fiscal 2011, we reported income from continuing operations of $77.2 million, or $3.01 per diluted share, compared to $83.6 million, or $3.05 per diluted share, in Fiscal 2010. During Fiscal 2011, our operating results were significantly impacted by the following:

•
we became permanently reinvested in our Hong Kong and other Asian subsidiaries. As such, we are no longer required to provide U.S. income taxes on the earnings of these subsidiaries. This had the effect of reducing our income tax provision by approximately $6.9 million, of which approximately $0.9 million related to prior year non-repatriated foreign income for which U.S. income taxes were provided;

•	we settled certain state tax audits in which a portion of the settlement resulted in a current year benefit of $2.2 million; and

•	we incurred approximately $1.0 million of accelerated depreciation expense related to the early remodeling of certain Canadian stores.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes the average translation rates most impacting our operating results:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Average Translation Rates (1)
Canadian Dollar	1.0101	0.9743	0.8913
Hong Kong Dollar	0.1285	0.1287	0.1290
China Yuan Renminbi	0.1552	0.1481	0.1464
____________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. The rates represent the U.S. dollar equivalent of each foreign currency.

For Fiscal 2011, the effects of these translation rate changes on net sales, gross profit and income from continuing operations before income taxes were increases of $7.3 million, $3.5 million and $1.7 million, respectively. Net sales are affected only by the Canadian dollar translation rates. In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its inventory purchases which are priced in U.S. dollars. The effect of the exchange rate on these purchases was an increase to our gross profit of approximately $0.6 million in Fiscal 2011.

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
We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  We estimate sell-through rates based upon historical and forecasted information.  Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our markdown reserve as of January 28, 2012 would have impacted net income by approximately $0.5 million.  Our markdown reserve balance at January 28, 2012 was approximately $8.8 million.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards generally vest ratably over three years except that those granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to vest in addition to a service period requirement ("Performance Awards"). Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the employee can earn up to 200% of their Target Shares. Performance Awards generally cliff vest after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of our common stock on the grant date.  Effective with the adoption of the 2011 Equity Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of our common stock on the grant date.  This change in estimate is not expected to have a material impact on our financial statements.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our Fiscal 2011 net income by approximately $0.2 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance period.  For all outstanding performance awards as of January 28, 2012, the performance periods have concluded and therefore are not subject to estimates of future operating performance.
Stock Options
We have not issued stock options since fiscal 2008; however, certain stock options issued prior to fiscal 2008 remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at January 28, 2012.
Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of January 28, 2012 would have impacted net income by approximately $0.6 million.
Impairment of Long-Lived Assets—We periodically review our long-lived assets when events indicate that their carrying value may not be recoverable.  Such events include an historical or projected trend of cash flow losses or a future expectation that we will sell or dispose of an asset significantly before the end of its previously estimated useful life.  In reviewing for impairment, we group our long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  In that regard, we group our assets into two categories: corporate-related and store-related.  Corporate-related assets consist of those associated with our corporate offices, distribution centers and our information technology systems.  Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment and lease related assets associated with individual stores.
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At January 28, 2012, the average net book value per store was approximately $0.2 million.
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
Our cash and cash equivalents, accounts receivable, accounts payable and credit facility are all short-term in nature.  As such, their carrying amounts approximate fair value.  The underlying assets and liabilities of our Deferred Compensation Plan fall within Level 1 of the fair value hierarchy.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses increased approximately 80 basis points to 27.8% of net sales during Fiscal 2011 from 27.0% during Fiscal 2010.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.3	60.4	59.9
Gross profit	38.7	39.6	40.1
Selling, general and administrative expenses	27.8	27.0	27.7
Asset impairment charge	0.1	0.2	0.1
Depreciation and amortization	4.3	4.3	4.3
Operating income	6.4	8.1	7.9
Interest (expense), net	—	(0.1)	(0.3)
Income from continuing operations before income taxes	6.4	8.1	7.6
Provision for income taxes	1.9	3.1	2.2
Income from continuing operations	4.5	5.0	5.4
Income from discontinued operations, net of taxes	—	—	—
Net income (loss)	4.5%	5.0%	5.4%
Number of stores, end of period	1,049	995	947
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales:
The Children’s Place U.S.	$1,489,795	$1,450,116	$1,441,562
The Children’s Place Canada	226,067	223,883	202,025
Total net sales	$1,715,862	$1,673,999	$1,643,587

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Gross profit:
The Children’s Place U.S.	$557,577	$555,888	$559,865
The Children’s Place Canada	106,287	107,260	99,636
Total gross profit	$663,864	$663,148	$659,501
Gross Margin:
The Children’s Place U.S.	37.4%	38.3%	38.8%
The Children’s Place Canada	47.0%	47.9%	49.3%
Total gross margin	38.7%	39.6%	40.1%
Fiscal 2011 Compared to Fiscal 2010
Net sales increased by $41.9 million to $1,715.9 million during Fiscal 2011 from $1,674.0 million during Fiscal 2010.  Our net sales increase resulted from a $76.0 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales, and $7.3 million from favorable changes in the Canadian exchange rate, partially offset by a Comparable Retail Sales decrease of 2.5%, or $41.4 million.  Our 2.5% decrease in Comparable Retail Sales was primarily the result of a 6% decline in the number of transactions partially offset by a 4% increase in the average dollar transaction size.  By department, Comparable Retail Sales were strongest for Accessories and weakest for Newborn.  Comparable Store Sales were down in all regions.  Comparable e-commerce sales, which are included in Comparable Retail Sales, increased 20.7% during Fiscal 2011. Total e-commerce sales, which includes postage and handling, increased to 10.3% of sales in Fiscal 2011 from 9.0% in Fiscal 2010.
On a segment basis, The Children’s Place U.S. net sales increased $39.7 million, or 2.7%, to $1,489.8 million in Fiscal 2011 compared to $1,450.1 million in Fiscal 2010.  This increase resulted from a $59.4 million increase in sales from new stores and other sales that did not qualify as comparable sales and a $20.4 million increase in e-commerce sales, mostly offset by a Comparable Store Sales decrease of 3.2%, or $40.1 million.  Comparable Store Sales decreased 3.2% primarily due to a 6% decline in the number of transactions partially offset by a 3% increase in the average dollar transaction size.  The Children’s Place Canada net sales increased $2.2 million, or 1.0%, to $226.1 million in Fiscal 2011 compared to $223.9 million in Fiscal 2010.  This increase resulted primarily from a $16.7 million increase in sales from new stores and other sales that did not qualify as comparable sales, $5.6 million of e-commerce sales and a $7.3 million increase resulting from favorable changes in the Canadian exchange rates, mostly offset by a decline in Comparable Store Sales of 12.7%, or $27.4 million.  The decrease in Comparable Store Sales was primarily the result of a 12% decline in the number of transactions.
During Fiscal 2011, we opened 88 stores, consisting of 68 in the United States and 20 in Canada. We closed 34 stores in Fiscal 2011, all in the United States.
Gross profit increased by $0.8 million to $663.9 million during Fiscal 2011 from $663.1 million during Fiscal 2010.  Consolidated Gross Margin decreased approximately 90 basis points to 38.7% during Fiscal 2011 from 39.6% during Fiscal 2010.  The decrease in consolidated Gross Margin resulted primarily from higher markdowns of approximately 90 basis points and de-leveraging of distribution and occupancy costs of approximately 50 basis points, partially offset by a higher initial markup of approximately 50 basis points.  Gross Margin at The Children’s Place U.S. decreased approximately 90 basis points from 38.3% in Fiscal 2010 to 37.4% in Fiscal 2011.  This decrease resulted primarily from higher markdowns of approximately 150 basis points, partially offset by a higher initial markup of approximately 60 basis points.  Gross Margin at The Children’s Place Canada decreased approximately 90 basis points from 47.9% in Fiscal 2010 to 47.0% in Fiscal 2011.  This decrease resulted primarily from de-leveraging of occupancy and distribution costs of approximately 260 basis points, partially offset by lower markdowns of approximately 140 basis points and a higher initial markup of approximately 30 basis points. The increased markdowns in both segments were due in large part to the increased product costs during the latter half of Fiscal 2011.
Selling, general and administrative expenses increased $24.6 million to $477.1 million during Fiscal 2011 from $452.5 million during Fiscal 2010. As a percentage of net sales SG&A increased approximately 80 basis points to 27.8% during Fiscal 2011 from 27.0% during Fiscal 2010 and included the following variances:

•	an increase in administrative payroll and related expenses of approximately $13.2 million, or 70 basis points primarily related to investments in growth initiatives;

•	an increase in stock-based compensation expense, excluding performance-based awards, of $1.7 million, or 10 basis points, resulting from an increase in outstanding stock awards;

•	an increase in pre-opening expenses of approximately $1.5 million, or 10 basis points, resulting from opening 21 more stores during Fiscal 2011 compared to Fiscal 2010;

•
a dollar increase in store expenses of approximately $4.3 million primarily due to having an average of 51 more stores during Fiscal 2011 compared to Fiscal 2010. As a percentage of net sales, store expenses decreased 20 basis points primarily due to reduced credit card fees resulting from a new private label credit card program;

•	In Fiscal 2010, we reversed approximately $0.6 million, or 10 basis points, of accruals related to the settlement of an employment tax audit related to stock options; and

•	a decrease in performance-based compensation of approximately $5.6 million, or 30 basis points, due to decreased operating performance versus plan in Fiscal 2011 compared to Fiscal 2010.
Asset impairment charges were $2.2 million during Fiscal 2011 compared to $2.7 million Fiscal 2010.  We impaired seven and eight underperforming stores during Fiscal 2011 and Fiscal 2010 , respectively.
Depreciation and amortization was $74.6 million during Fiscal 2011 compared to $71.6 million during Fiscal 2010. As a percentage of net sales, depreciation and amortization was 4.3% in both years.
Interest expense, net was $0.7 million during Fiscal 2011, compared to $1.5 million during Fiscal 2010. The decrease is primarily due to lower fees related to our credit facility.
Provision for income taxes was $32.1 million during Fiscal 2011 compared to $51.2 million during Fiscal 2010.  The decrease of $19.1 million is due to a $25.5 million decrease in income from continuing operations before income taxes and a decrease in our effective tax rate to 29.4% in Fiscal 2011 from 38.0% in Fiscal 2010. During Fiscal 2011, we changed our permanent reinvestment assertion as it related to our Hong Kong and other Asian subsidiaries, whereby we no longer provide deferred taxes on the undistributed earnings of these subsidiaries. This had the effect of reducing our income tax provision by approximately $6.9 million. We also recognized approximately $3.6 million more of unrecognized tax benefits in Fiscal 2011 compared to Fiscal 2010.
Income from discontinued operations, net of taxes was $0.5 million in Fiscal 2010, which related to the disposal of a business during fiscal 2008.
Net income was $77.2 million during Fiscal 2011 compared to $83.1 million during Fiscal 2010, due to the factors discussed above.  Diluted earnings per share was $3.01 in Fiscal 2011 compared to $3.03 in Fiscal 2010.  This decrease in earnings per diluted share is due to lower net income partially offset by a lower diluted weighted average number of common shares outstanding of approximately 1.8 million shares, virtually all of which is related to our share repurchase programs.
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
Selling, general and administrative expenses decreased $3.3 million to $452.5 million during Fiscal 2010 from $455.8 million during Fiscal 2009. As a percentage of net sales, SG&A decreased approximately 70 basis points to 27.0% during Fiscal 2010 from 27.7% during Fiscal 2009. The comparability of our SG&A was affected by the following items:
Fiscal 2010

▪	approximately $0.6 million, or 10 basis points, of accrual reversals related to the settlement of an employment tax audit related to stock options.
Fiscal 2009

▪	approximately $3.5 million, or 20 basis points, of accrual reversals related to the settlement of an IRS employment tax audit related to stock options;

▪
approximately $2.8 million, or 20 basis points, of severance charges from the relocation of our e-commerce fulfillment facility and buyout costs related to the elimination of our auto-lease program; and

▪	approximately $2.1 million, or 10 basis points, of professional fees associated with a proxy contest.
Excluding the effect of the above, SG&A decreased approximately $1.4 million, or 60 basis points, primarily as a result of the following:

▪	marketing expenses decreased approximately $9.1 million, or 60 basis points, due primarily to reductions in our direct mail and advertising programs;

▪	stock-based compensation expense decreased approximately $0.6 million, or 10 basis points, primarily related to a reduction in the expected number of performance shares that will vest.

▪
store expenses increased approximately $6.7 million, or 10 basis points. The increase in dollars is due to an average of 39 more stores in Fiscal 2010 and the de-leveraging is due primarily to a 2.5% decrease in Comparable Retail Sales partially offset by cost savings in supplies and repairs and maintenance; and

▪	pre-opening expenses increased approximately $1.0 million, or 10 basis points, resulting from opening 29 more stores in Fiscal 2010.
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
Income (loss) from discontinued operations, net of income taxes was a loss of $0.5 million during each of Fiscal 2010 and Fiscal 2009. These losses relate to professional fees and accrual adjustments related to the wind- down of the Company's former subsidiaries that operated the Disney Store Business.
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
Our working capital decreased $5.5 million to $341.8 million at January 28, 2012 compared to $347.3 million at January 29, 2011.  This decrease is primarily due to cash paid for share repurchases mostly offset by cash generated from operations.  During Fiscal 2011, under our share repurchase programs, we repurchased approximately 1.9 million shares for approximately $90.9 million.  Subsequent to January 28, 2012 and through March 20, 2012, we repurchased an additional 0.2 million shares for approximately $11.7 million.
Our credit facility provides for borrowings up to the lesser of $150.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At January 28, 2012, our borrowing base was $150.0 million, we had no outstanding borrowings, $34.3 million of outstanding letters of credit, $115.7 million of availability for borrowings and a sublimit availability for letters of credit of $90.7 million.
As of January 28, 2012, we had approximately $118.1 million of cash and cash equivalents held in foreign subsidiaries, of which approximately $81.0 million was in our Canadian subsidiaries, $31.1 million was in our Hong Kong subsidiaries, $5.0 million was in our Barbadian subsidiary and $1.0 million was in our other Chinese subsidiaries. Because all of our investments in our foreign subsidiaries are considered permanently reinvested, any repatriation of cash from them would require the accrual and payment of U.S. federal and certain state taxes. We currently do not intend to repatriate cash from these subsidiaries.
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
We expect to be able to meet our working capital and capital expenditure requirements by using our cash on hand, cash flows from operations and availability under our credit facility.
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
The Credit Agreement contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of our assets.
On August 18, 2010, in connection with the approval of a share repurchase program, the Credit Agreement was amended to increase the allowable amount that we may spend on share repurchases.
On March 7, 2011, the Credit Agreement was amended to allow the Company to repurchase shares of its common stock provided that it complies with certain financial covenants.
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
At January 28, 2012, we have capitalized an aggregate of approximately $3.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at January 28, 2012 was $1.7 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
The following table presents the components (dollars in millions) of the Company's credit facilities:

	January 28, 2012	January 29, 2011
Credit facility maximum	$150.0	$200.0
Borrowing Base	150.0	168.4

Outstanding borrowings	—	—
Letters of credit outstanding---merchandise	23.1	41.3
Letters of credit outstanding---standby	11.2	11.0
Utilization of credit facility at end of period	34.3	52.3
Availability (1)	115.7	116.1
Interest rate at end of period	4.0%	3.3%

	Fiscal 2011	Fiscal 2010
Average end of day loan balance during the period	—	—
Highest end of day loan balance during the period	0.2	0.1
Average interest rate	3.6%	3.3%
____________________________________________

(1)	The sublimit availability for letters of credit was $90.7 million and $116.1 million at January 28, 2012 and January 29, 2011, respectively.
Cash Flows/Capital Expenditures
During Fiscal 2011, cash flows provided by operating activities were $156.1 million compared to $174.5 million during Fiscal 2010.  The net decrease of $18.4 million in cash from operating activities resulted primarily from:

•	increased income tax payments of approximately $17.1 million due to the utilization during Fiscal 2010 of foreign tax credits and net operating loss carryforwards;

•	decreased cash inflows of approximately $20.3 million from pretax income, excluding non-cash items; and

•	decreased cash outflows of $20.4 million due to the timing of payments on accounts payable and other current liabilities and the utilization of prepayments, primarily related to inventory.

Cash flows used in investing activities were $77.7 million during Fiscal 2011 compared to $84.3 million during Fiscal 2010. Purchases of property and equipment decreased $4.2 million primarily resulting from the timing of payments on accruals for capital expenditures. On a project basis, distribution center projects were lower in Fiscal 2011 as we had installed new systems during Fiscal 2010, which was offset by increased stores expenditures as we opened more stores in Fiscal 2011. Other investing activity during Fiscal 2011 included the release of $2.4 million of restricted cash.
During Fiscal 2011, cash flows used in financing activities were $85.0 million compared to $78.0 million during Fiscal 2010.  The increase primarily resulted from an additional $1.2 million in purchases of our common stock, virtually all related to our share repurchase programs and a $5.1 million decrease in proceeds from the exercise of stock options. We have not issued stock options since fiscal 2008 and the number of unexercised awards continues to decrease.
For Fiscal 2012, we estimate that total capital expenditures will be in the range of $80 to $85 million. Our planned capital expenditures for Fiscal 2012 reflects the anticipated opening of 60 stores and remodeling of 110 stores compared to 88 store openings and 40 remodels in Fiscal 2011. Approximately $55 million of our planned capital expenditures is expected to provide for new store openings and remodels, and we anticipate receiving approximately $6.3 million in related lease incentives during Fiscal 2012. The remainder of our Fiscal 2012 capital expenditure budget will be utilized for information technology, including merchandising and e-commerce systems, and other initiatives.
 Our ability to meet our capital requirements in Fiscal 2012 depends on our ability to generate cash flows from operations and our available borrowings under our credit facility. Cash flow generated from operations depends on our ability to achieve our financial plans. We believe that cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months. Further, we do not expect the current economic conditions to prevent us from meeting our cash requirements. In Fiscal 2011, Fiscal 2010 and Fiscal 2009, our cash generated from operations along with existing cash on hand provided sufficient funds for our capital requirements.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following tables summarize our contractual and commercial obligations for continuing operations as of January 28, 2012:

	Payment Due By Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$905,632	$155,633	$260,041	$197,170	$292,788
Employment contracts(2)	24,700	24,700	—	—	—
New store and remodel capital expenditure commitments---(3)	7,000	7,000	—	—	—
Total---Contractual Obligations	$937,332	$187,333	$260,041	$197,170	$292,788

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Credit facilities	$—	$—	$—	$—	$—
Purchase commitments(4)	315,582	315,582	—	—	—
Merchandise letters of credit	23,100	23,100	—	—	—
Standby letters of credit(5)	11,200	11,200	—	—	—
Total---Other Commercial Commitments	$349,882	$349,882	$—	$—	$—

Total---Contractual Obligations and Other Commercial Commitments	$1,287,214	$537,215	$260,041	$197,170	$292,788
____________________________________________

(1)
Certain of our operating leases include common area maintenance and other charges in our monthly rental expense. For other leases which do not include these charges in the minimum lease payments, we incur monthly charges, which are billed and recorded separately. These additional charges approximated 57% of our minimum lease payments over the last three fiscal years. Additionally, our minimum lease obligation does not include contingent rent based upon sales volume, which represented approximately 1.3% of our minimum lease payments over the last three fiscal years.

(2)	We have an employment agreement with our Chief Executive Officer, which provides for severance of two times the sum of base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason”. As of January 28, 2012, these severance benefits approximated $5.7 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $19.0 million of severance benefits should they either be terminated or suffer a degradation of duties as defined in their agreement.

(3)
As of January 28, 2012, we had executed 18 leases for new stores and 9 remodels. This amount represents our estimate of the capital expenditures required to open and begin operating the new and remodeled stores.

(4)	Represents purchase orders for merchandise for re-sale of approximately $313.1 million and equipment, construction and other non-merchandise commitments of approximately $2.5 million.

(5)	Represents letters of credit issued to landlords, banks and insurance companies.
We self-insure and purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits, as described in Note 1 of the Notes to our Consolidated Financial Statements. Insurance reserves of approximately $5.2 million are included in other long term liabilities as of January 28, 2012. The long-term portion represents the total amount estimated to be paid beyond one year. We are not able to further estimate in which periods the long-term portion will be paid.
As discussed more fully in Note 12 of the Notes to our Consolidated Financial Statements, our long-term liabilities include unrecognized tax benefits of approximately $9.1 million at January 28, 2012. We cannot make a reasonable estimate of the amount and period of related future payments for any of this amount.
Off-Balance Sheet Arrangements
None.

QUARTERLY RESULTS AND SEASONALITY
Our quarterly results of operations have fluctuated and are expected to continue to fluctuate materially depending on a variety of factors, including overall economic conditions, the timing of new store openings and related pre-opening and other startup costs, net sales contributed by new stores, increases or decreases in Comparable Store Sales, weather conditions, shifts in timing of certain holidays, changes in our merchandise mix and pricing strategy, including to address competitive factors. The combination and severity of one or more of these factors could result in material fluctuations.
The following table sets forth certain statement of operations data and selected operating data for each of our last four fiscal quarters. Quarterly information for Fiscal 2011 is included in Note 15 of the Notes to our Consolidated Financial Statements. The quarterly statement of operations data and selected operating data set forth below were derived from our unaudited consolidated financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (in thousands, except per share data) (unaudited):

	Fiscal Year Ended January 28, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Net sales	$430,806	$343,508	$484,085	$457,463
Gross profit	183,647	115,565	200,051	164,601
Selling, general and administrative expenses	116,722	111,885	126,741	121,728
Asset impairment charges	398	980	369	461
Depreciation and amortization	17,751	18,478	18,493	19,851
Operating income (loss)	48,776	(15,778)	54,448	22,561
Income (loss) from continuing operations before income taxes	48,505	(16,092)	54,378	22,526
Provision (benefit) for income taxes	19,421	(6,315)	20,686	(1,700)
Income (loss) from continuing operations	29,084	(9,777)	33,692	24,226

Diluted earnings (loss) per share from continuing operations	$1.10	$(0.38)	$1.33	$0.97
Diluted weighted average common share outstanding	26,387	25,738	25,279	25,033
____________________________________________

(1)	Significant items impacting the fourth quarter of Fiscal 2011 include a reversal of performance-based compensation expense of approximately $7.8 million related to operating results versus plan, an approximate $5.6 million tax benefit related to the Company becoming permanently reinvested in its Asian subsidiaries, an approximate $2.2 million tax benefit related to the portion of a settlement of a tax audit, and approximately $0.9 million of accelerated depreciation associated with the early remodel of certain Canadian stores.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of January 28, 2012, we had no borrowings under the credit facility.  During Fiscal 2011, borrowings were not material and any change in interest rates would not have a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  We do not hedge these net investments nor are we party to any derivative financial instruments.  Our investments in our Canadian and Asian subsidiaries are considered to be long-term. As of January 28, 2012, net assets in Canada and Hong Kong were $128.7 million and $31.7 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $12.9 million and $3.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of January 28, 2012, we had approximately $113.1 million of our cash and cash equivalents held in foreign countries, of which approximately $81.0 million was in Canada, approximately $31.1 million was in Hong Kong and approximately $1.0 million was in China.
Foreign Operations
Approximately 13% of our consolidated net sales and total costs and expenses are transacted in foreign currencies.    As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Fiscal 2011 net sales could have decreased or increased by approximately $22.6 million and total costs and expenses could have decreased or increased by approximately $22.3 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At January 28, 2012, we had foreign currency denominated receivables and payables, including inter-company balances, of $3.3 million and $9.5 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.
While we do not have substantial financial assets in China, we import a large percentage of our merchandise from that country.  Consequently, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 8.-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in “Item 15-Exhibits and Financial Statement Schedules” of Part IV of this Annual Report on Form 10-K.

ITEM 9.-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A. CONTROLS AND PROCEDURES.
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
Management, including our Chief Executive Officer and President, our Interim Principal Accounting Officer and our Interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 28, 2012. Based on that evaluation, our Chief Executive Officer and President, Interim Principal Accounting Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of January 28, 2012, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and President, our Interim Principal Accounting Officer and our Interim Principal Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2012. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on our internal control over financial reporting, which is included herein.
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
Secaucus, New Jersey:

We have audited The Children's Place Retail Stores, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management's Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 28, 2012 and our report dated March 23, 2012 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

New York, NY
March 23, 2012

ITEM 9B.-OTHER INFORMATION
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be set forth in the Company's proxy statement for its 2012 annual meeting of stockholders to be filed within 120 days after January 28, 2012 (the “Proxy Statement”) and is incorporated by reference herein.

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

PART IV
ITEM 15.-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Children's Place Retail Stores, Inc.
Secaucus, New Jersey:

We have audited the accompanying consolidated balance sheets of The Children's Place Retail Stores, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 28, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Children's Place Retail Stores, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Children's Place Retail Stores, Inc. and subsidiaries' internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 23, 2012 expressed an unqualified opinion thereon.
/S/ BDO USA, LLP

New York, NY
March 23, 2012

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	January 28, 2012	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$176,655	$183,657
Restricted cash	—	2,258
Accounts receivable	17,382	16,121
Inventories	212,916	210,523
Prepaid expenses and other current assets	49,184	46,860
Deferred income taxes	17,188	18,282
Total current assets	473,325	477,701
Long-term assets:
Property and equipment, net	323,863	320,601
Deferred income taxes	49,054	51,931
Other assets	4,407	4,098
Total assets	$850,649	$854,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$55,516	$50,730
Income taxes payable	1,788	1,143
Accrued expenses and other current liabilities	74,251	78,523
Total current liabilities	131,555	130,396
Long-term liabilities:
Deferred rent liabilities	94,569	94,394
Other tax liabilities	9,109	15,184
Other long-term liabilities	6,050	6,630
Total liabilities	241,283	246,604
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 24,711 and 26,136 issued; 24,697 and 26,136 outstanding	2,471	2,613
Additional paid-in capital	210,159	209,960
Treasury stock, at cost (14 shares)	(598)	—
Deferred compensation	598	—
Accumulated other comprehensive income	12,685	13,157
Retained earnings	384,051	381,997
Total stockholders’ equity	609,366	607,727
Total liabilities and stockholders’ equity	$850,649	$854,331
 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$1,715,862	$1,673,999	$1,643,587
Cost of sales	1,051,998	1,010,851	984,086

Gross profit	663,864	663,148	659,501

Selling, general and administrative expenses	477,076	452,459	455,782
Asset impairment charges	2,208	2,713	2,200
Depreciation and amortization	74,573	71,640	71,447

Operating income	110,007	136,336	130,072
Interest expense, net	(690)	(1,530)	(5,731)

Income from continuing operations before income taxes	109,317	134,806	124,341
Provision for income taxes	32,092	51,219	35,500

Income from continuing operations	77,225	83,587	88,841
(Loss) from discontinued operations, net of income taxes	—	(463)	(487)
Net income	$77,225	$83,124	$88,354

Basic earnings per share amounts (1)
Income from continuing operations	$3.03	$3.09	$3.12
(Loss) from discontinued operations, net of income taxes	—	(0.02)	(0.02)
Net income	$3.03	$3.07	$3.10
Basic weighted average common shares outstanding	25,459	27,084	28,463

Diluted earnings per share amounts (1)
Income from continuing operations	$3.01	$3.05	$3.09
(Loss) from discontinued operations, net of income taxes	—	(0.02)	(0.02)
Net income	$3.01	$3.03	$3.08
Diluted weighted average common shares outstanding	25,668	27,436	28,707
________________________________________________
(1) Table may not add due to rounding

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Value	Equity	Income (loss)
BALANCE, January 31, 2009	29,465	$2,947	$205,858	—	$342,164	$(3,090)	—	—	$547,879
Exercise of stock options	273	27	5,954						5,981
Adjustment to tax benefit of canceled and vested stock awards			1,648						1,648
Vesting of stock awards	206	21	(21)						—
Stock-based compensation expense			8,450						8,450
Purchase and retirement of shares	(2,469)	(248)	(17,243)		(56,502)				(73,993)
Change in cumulative translation adjustment						10,651			10,651	$10,651
Net income					88,354				88,354	88,354
Comprehensive income										99,005
BALANCE, January 30, 2010	27,475	2,747	204,646	—	374,016	7,561	—	—	588,970
Exercise of stock options	366	37	11,886						11,923
Excess tax benefits from stock-based compensation			692						692
Vesting of stock awards	242	24	(24)						—
Stock-based compensation expense			8,045						8,045
Purchase and retirement of shares	(1,947)	(195)	(15,285)		(75,143)				(90,623)
Change in cumulative translation adjustment						5,596			5,596	5,596
Net income					83,124				83,124	83,124
Comprehensive income										88,720
BALANCE, January 29, 2011	26,136	2,613	209,960	—	381,997	13,157	—	—	607,727
Exercise of stock options	188	19	6,806						6,825
Excess tax benefits from stock-based compensation			532						532
Vesting of stock awards	331	34	(34)						—
Stock-based compensation expense			9,286						9,286
Purchase and retirement of shares	(1,944)	(195)	(16,391)		(75,171)				(91,757)
Change in cumulative translation adjustment						(472)			(472)	(472)
Deferral of common stock into deferred compensation plan				598			(14)	(598)	—
Net income					77,225				77,225	77,225
Comprehensive income										$76,753
BALANCE, January 28, 2012	24,711	$2,471	$210,159	$598	$384,051	$12,685	(14)	$(598)	$609,366

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,225	$83,124	$88,354
Less income from discontinued operations	—	(463)	(487)
Income from continuing operations	77,225	83,587	88,841
Reconciliation of income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	74,573	71,640	71,447
Stock-based compensation	9,286	8,045	8,450
Excess tax benefits from stock-based compensation	(532)	(692)	—
Deferred taxes	3,953	27,473	17,345
Deferred rent expense and lease incentives	(14,892)	(16,623)	(16,627)
Other	3,683	4,091	5,362
Changes in operating assets and liabilities:	—
Inventories	(2,760)	(2,476)	8,438
Prepaid expenses and other assets	806	(2,366)	(137)
Income taxes payable, net of prepayments	(3,090)	3,080	776
Accounts payable and other current liabilities	(617)	(13,597)	(35,170)
Deferred rent and other liabilities	8,468	12,349	6,452
Total adjustments	78,878	90,924	66,336
Net cash provided by operating activities	156,103	174,511	155,177
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(79,764)	(83,945)	(62,217)
Release of restricted cash	2,351	—	(2,112)
Purchase of company-owned life insurance policies	(246)	(373)	—
Net cash used in investing activities	(77,659)	(84,318)	(64,329)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	117,263	156,712	183,613
Repayments under revolving credit facilities	(117,263)	(156,712)	(183,613)
Purchase and retirement of common stock, including transaction costs	(91,757)	(90,623)	(73,993)
Payments on term loan	—	—	(85,000)
Exercise of stock options	6,825	11,923	5,981
Excess tax benefits from stock-based compensation	532	692	—
Deferred financing costs	(628)	—	(1,000)
Net cash used in financing activities	(85,028)	(78,008)	(154,012)
Effect of exchange rate changes on cash	(418)	3,092	5,338
Net increase (decrease) in cash and cash equivalents	(7,002)	15,277	(57,826)
Cash and cash equivalents, beginning of period	183,657	168,380	226,206
Cash and cash equivalents, end of period	$176,655	$183,657	$168,380

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$37,257	$20,140	$16,786
Cash paid during the year for interest	1,273	1,595	5,465
Increase (decrease) in accrued purchases of property and equipment	1,414	(2,870)	3,433

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Children's Place Retail Stores, Inc. and subsidiaries (the “Company”) is the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories and shoes for children from newborn to ten years of age. The Company designs, contracts to manufacture and sells high-quality, value-priced merchandise, virtually all of which is under the proprietary “The Children's Place” brand name. As of January 28, 2012, the Company operated 1,049 The Children's Place stores throughout North America and an Internet store at www.childrensplace.com. As part of its merchandise procurement process, the Company maintains business operations in Asia. The Company's corporate offices are in New Jersey and it has three distribution facilities in the United States and one in Canada.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores. Each segment includes an e-commerce business located at www.childrensplace.com.  As of January 28, 2012, The Children’s Place U.S. operated 926 stores and The Children’s Place Canada operated 123 stores.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company's notes to consolidated financial statements are defined as follows:

•	Fiscal 2011 - The fifty-two weeks ended January 28, 2012

•	Fiscal 2010 - The fifty-two weeks ended January 29, 2011

•	Fiscal 2009 - The fifty-two weeks ended January 30, 2010

•	Fiscal 2008 - The fifty-two weeks ended January 31, 2009

•	Fiscal 2012 - The Company's next fiscal year representing the fifty-three weeks ending February 2, 2013

•	SEC- Securities and Exchange Commission

•	GAAP - Generally Accepted Accounting Principles

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

Fiscal Year
The Company's fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31. All years presented are 52-week years.
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
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries. Intercompany balances and transactions have been eliminated. As of January 28, 2012, the Company does not have any investments in unconsolidated affiliates. The “Consolidation” topic of the FASB ASC is considered when determining whether an entity is subject to consolidation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Restricted Cash
On June 11, 2009, the Company received a notice of assessment in the amount of approximately 2.3 million Canadian dollars from Revenue Quebec regarding the Company’s sales tax filings.  During the third quarter of fiscal 2009, Revenue Quebec required the Company to guarantee the assessed amount in the form of a deposit into a restricted cash account.  During the first quarter of fiscal 2011, the Company settled these outstanding sales tax issues at a net cost of approximately $0.3 million and upon settlement, the restriction was removed.  At January 29, 2011 the U.S. dollar value of this deposit was $2.3 million and is shown on the accompanying consolidated balance sheets as restricted cash.
Revenue Recognition
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $1.3 million and $0.8 million as of January 28, 2012 and January 29, 2011, respectively, for Internet sales shipped but not yet received by the customer. Sales tax collected from customers is excluded from revenue.
An allowance for estimated sales returns is calculated based upon the Company's sales return experience and is recorded in accrued expenses and other current liabilities. The allowance for estimated sales returns was approximately $2.2 million and $2.8 million as of January 28, 2012 and January 29, 2011, respectively.
The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities. The Company recognizes breakage income for the portion of gift cards estimated to be unredeemed. The Company recognized gift card breakage income of approximately $1.2 million, $1.7 million and $1.0 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, and is recorded in selling, general and administrative expenses.
The Company offers a private label credit card to its customers, which provides a discount on future purchases once a minimum annual purchase threshold has been exceeded. The Company estimates the future discounts to be provided based on history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. The Company defers a proportionate amount of revenue from customers based on an estimated value of future discounts. The Company recognizes such deferred revenue as future discounts are taken on sales above the annual minimum. This is done by utilizing estimates based upon sales trends and the number of customers who have earned the discount privilege. The Company's private label customers earn discount privileges on a year-to-date basis, and such privileges expire at fiscal year end. Accordingly, there is no related deferred revenue at the end of each fiscal year.
Inventories
Inventories, which consist primarily of finished goods, are stated at the lower of average cost or market, calculated using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost are calculated by applying a cost-to-retail ratio by merchandise department to the retail value of inventories. Inventory includes items that have been marked down to the Company's best estimate of their fair market value and an estimate for inventory shrinkage. The Company bases its decision to mark down merchandise upon its current rate of sale, the season and the sell-through of the item. The Company adjusts its inventory based upon an annual physical inventory and shrinkage is estimated in interim periods based upon the historical results of physical inventories in the context of current year facts and circumstances.
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
Stock-based Compensation
The Company's stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The Compensation Committee is comprised of independent members of the Board of Directors (the “Board”). Effective May 20, 2011, the shareholders approved the 2011 Equity Incentive Plan (the "Equity

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Plan"). Upon adoption of the Equity Plan, the Company ceased granting awards under its 2005 Equity Incentive Plan. The Equity Plan allows the Compensation Committee to grant multiple forms of stock‑based compensation such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance stock awards.
The Company accounts for its stock‑based compensation in accordance with the provisions of the “Compensation-Stock Compensation” topic of the FASB ASC. These provisions require, among other things: (a) the fair value of all stock awards be expensed over their respective vesting periods; (b) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date and (c) that compensation expense include a forfeiture estimate for those shares not expected to vest. Also in accordance with these provisions, for those awards with multiple vest dates, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels and above.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years except that those granted to non-employee directors generally vest after one year. Performance Awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to vest in addition to a service period requirement. Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the Target Shares can be earned anywhere from zero up to a maximum number as defined in the award agreement, which historically has been 200%. Performance Awards generally cliff vest after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of the Company’s common stock on the grant date.  Effective with the adoption of the Equity Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of the Company’s common stock on the grant date.  This change in estimate is not expected to have a material impact on the Company’s financial statements.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.
Earnings (Loss) per Common Share
The Company reports its earnings (loss) per share in accordance with the “Earnings Per Share” topic of the FASB ASC, which requires the presentation of both basic and diluted earnings (loss) per share on the statements of operations. The diluted weighted average common shares includes adjustments for the potential effects of outstanding stock options, Deferred Awards and Performance Awards, but only in the periods in which such effect is dilutive under the treasury stock method. Included in our basic and diluted weighted average common shares are those shares due to participants in the deferred compensation plan, which are held in treasury stock. Antidilutive stock awards are comprised of stock options and unvested deferred, restricted and performance shares which would have been antidilutive in the application of the treasury stock method in accordance with “Earnings Per Share” topic of FASB ASC.
In accordance with this topic, the following table reconciles income (loss) and share amounts utilized to calculate basic and diluted net income (loss) per common share (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Income from continuing operations	$77,225	$83,587	$88,841
(Loss) from discontinued operations, net of taxes	—	(463)	(487)
Net income	$77,225	$83,124	$88,354

Basic weighted average common shares	25,459	27,084	28,463
Dilutive effect of stock awards	209	352	244
Diluted weighted average common shares	25,668	27,436	28,707
Antidilutive stock awards	80	103	747

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable
Accounts receivable consists of credit and debit card receivables, landlord construction allowance receivables and other miscellaneous items. Credit and debit card receivables represent credit and debit card sales for which the respective third party service company has yet to remit the cash. The unremitted balance approximates the last few days of related sales for each reporting period. Bad debt associated with these sales is not material. Landlord construction allowance receivables represent landlord contributions to our construction costs of building out the related real estate, primarily new and remodeled stores. Total construction costs are capitalized as property and equipment and the landlord construction allowances are recorded as a lease incentive, a component of deferred rent, which is amortized as a reduction of rent expense over the lease term. Landlord construction allowance receivables were approximately $4.9 million at each of January 28, 2012 and January 29, 2011.
Insurance and Self-Insurance Reserves
The Company self-insures and purchases insurance policies to provide for workers' compensation, general liability and property losses, as well as director and officer's liability, vehicle liability and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. The Company records the current portions of employee medical benefits, workers compensation and general liability reserves in accrued expenses and other current liabilities. As of January 28, 2012 and January 29, 2011, the current portions of these reserves were approximately $7.7 million and $6.2 million, respectively. The Company records the long-term portions of employee medical benefits, workers' compensation and general liability reserves in other long-term liabilities. As of January 28, 2012 and January 29, 2011, the long-term portions of these reserves were approximately $5.2 million and $5.8 million, respectively.
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
The Company accounts for internally developed software intended for internal use in accordance with provisions of the “Intangibles-Goodwill and Other” topic of the FASB ASC. The Company capitalizes development‑stage costs such as direct external costs and direct payroll related costs. When development is substantially complete, the Company amortizes the cost of the software on a straight-line basis over the expected life of the software. Preliminary project costs and post-implementation costs such as training, maintenance and support are expensed as incurred.
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
For store-related assets, the Company reviews all stores that have been open or not remodeled for at least two years, or sooner if circumstances should dictate, on at least an annual basis. For each store that shows indications of operating losses, the Company projects future cash flows over the remaining life of the lease and compares the total undiscounted cash flows to the net book value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily determines fair market value to be the discounted future cash flows associated with those assets. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends. Internal factors include the Company's ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll, and in certain cases, its ability to renegotiate lease costs.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Exit or Disposal Cost Obligations
In accordance with the “Exit or Disposal Cost Obligations” topic of the FASB ASC, the Company records its exit and disposal costs at fair value to terminate an operating lease or contract when termination occurs before the end of its term and without future economic benefit to the Company. In cases of employee termination benefits, the Company recognizes an obligation only when all of the following criteria are met:

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
Deferred Financing Costs
The Company capitalizes costs directly associated with acquiring third party financing. Deferred financing costs are included in other assets and are generally amortized on a straight-line basis as interest expense over the term of the related indebtedness. In cases where financing costs are based on amounts borrowed, the portion of those costs related to prepayments, if any, is accelerated. At January 28, 2012, deferred financing costs, net of accumulated amortization of $1.7 million, were approximately $1.6 million. At January 29, 2011, deferred financing costs, net of accumulated amortization of $1.2 million, were approximately $1.4 million.
Pre-opening Costs
Store pre-opening costs consist primarily of occupancy costs, payroll, supply, and marketing expenses, and are expensed as incurred in selling, general and administrative expenses. Pre-opening costs were $5.9 million, $5.8 million and $6.9 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
Advertising and Marketing Costs
The Company expenses the cost of advertising when the advertising is first run or displayed. Included in selling, general and administrative expenses for Fiscal 2011, Fiscal 2010 and Fiscal 2009 are advertising and other marketing costs of approximately $37.4 million, $36.6 million and $46.0 million, respectively.
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
Foreign Currency Translation
The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with the “Foreign Currency Matters” topic of the FASB ASC, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity. The Company also transacts certain business in foreign denominated currencies, primarily its Canadian subsidiary purchases inventory in U.S. Dollars, and there are intercompany charges between various subsidiaries. In Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company recorded realized and unrealized gains (losses) on such transactions of approximately $0.0 million, $0.3 million and $0.5 million, respectively.
Legal Contingencies
The Company reserves for the outcome of litigation and contingencies when it determines an adverse outcome is probable and can estimate losses. Estimates are adjusted as facts and circumstances require. The Company expenses the costs to resolve litigation as incurred, net of amounts, if any, recovered through our insurance coverage.
Retained Earnings
The Company is currently restricted from paying dividends in cash under its credit facility agreement (see Note 5). There are no other restrictions on the Company's retained earnings.
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
The Company’s cash and cash equivalents, accounts receivable, accounts payable and credit facility are all short-term in nature.  As such, their carrying amounts approximate fair value.   The underlying assets and liabilities of the Company’s Deferred Compensation Plan, excluding Company stock, fall within Level 1 of the fair value hierarchy.  The Company stock

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
In June 2011, the FASB issued an accounting standard update, “Comprehensive Income”.  Under this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This standard will be effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted.  The Company has not early adopted nor does it expect this adoption to have a material impact on its financial statements.

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
On July 29, 2009, the Company entered into a securities purchase agreement (the "2009 Securities Agreement") with Ezra Dabah, the Company's former Chief Executive Officer, Renee Dabah and certain related trusts (collectively, the "Sellers") pursuant to which the Company agreed to purchase from the Sellers an aggregate of approximately 2.5 million shares of the Company's common stock at a price of $28.88 per share, which represented a discount of 5% to the average of the closing prices of the Company's common stock of the three days ended July 28, 2009.
Pursuant to restrictions imposed by the Company's equity plan during black-out periods, the Company withholds and retires shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients. The Company's payment of the withholding taxes in exchange for the shares constitutes a purchase of its common stock.
The Company acquires shares of its common stock in conjunction with liabilities owed under a deferred compensation plan, which are held in treasury. The following table summarizes the Company's share repurchases (in thousands):

	Fiscal Year Ended						January 29, 2012
	January 28, 2012		January 29, 2011		January 30, 2010		to March 20, 2012
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Shares repurchases related to:
2009 Securities agreement	—	—	—	—	2,451	73,500	—	—
2010 Share buyback program	213	10,102	1,933	89,898	—	—	—	—
2011 Share buyback program	1,712	80,764	—	—	—	—	234	11,743
Withholding taxes	19	891	14	725	18	493	—	—
Shares acquired and held in treasury	14	598	—	—	—	—	—	—

In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired for Fiscal 2011, approximately $75.2 million was charged to retained earnings.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Deferred Awards	$9,109	$7,430	$6,591
Performance Awards (1)	177	558	1,633
Stock Options	—	57	226
Total stock-based compensation expense (2)	$9,286	$8,045	$8,450
____________________________________________

(1)	During Fiscal 2010, the Company lowered the expected number of shares that will vest.

(2)
A portion of stock-based compensation is included in cost of sales. Approximately $1.3 million, $1.4 million and $1.2 million in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expense.

The Company recognized a tax benefit related to stock-based compensation expense of $3.7 million, $3.2 million and $3.4 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
Awards Granted During Fiscal 2011
As part of an amendment to the employment agreement of its Chief Executive Officer and President, on March 28, 2011 the Company granted 100,725 Deferred Awards, which vest as to 50%, 25% and 25% on the first, second and third anniversaries of the date of grant.  In addition, the Company granted Performance Awards that provided for the issuance of 100,725 Target Shares if the Company had met its operating income target for Fiscal 2011.  The Performance Awards had a minimum threshold that would have provided 50% of the Target Shares and a maximum target that would have provided 200% of the Target Shares.  Based on operating results for Fiscal 2011, none of the Performance Awards were earned.
Additionally, during Fiscal 2011, the Company granted 213,604 Deferred Awards to employees, including new hire awards, which vest ratably over three years.  The Company also granted Performance Awards to employees that provided for the issuance of 126,176 Target Shares if the Company had met its operating income target for Fiscal 2011.  The Performance Awards had a minimum threshold that would have provided 50% of the Target Shares and a maximum target that would have provided 200% of the Target Shares.  Based on operating results for Fiscal 2011, none of the Performance Awards were earned.
On January 30, 2011, the Company made its annual grant of Deferred Awards to the non-employee members of its Board of Directors.  Total awards granted were 18,640 and vest after one year.  On May 20, 2011, the Company granted 1,376 Deferred Awards to a new member of its Board of Directors.  These awards vest after one year.
At January 28, 2012, the Company had 2,238,922 shares available for granting under the Equity Plan.
Changes in the Company’s Unvested Stock Awards during Fiscal 2011, Fiscal 2010 and Fiscal 2009
Deferred Awards

	Fiscal Year Ended
	January 28, 2012		January 29, 2011		January 30, 2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Deferred Awards at beginning of year	356	$36.91	512	$30.34	463	$32.84
Granted	334	50.76	145	46.19	319	27.45
Vested (1)	(186)	34.23	(242)	29.51	(206)	31.51
Forfeited	(98)	43.49	(59)	32.98	(64)	30.24
Unvested Deferred Awards at end of year	406	$47.96	356	$36.91	512	$30.34
____________________________________________

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION (Continued)

(1)
In Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company withheld shares of 18,793, 14,022 and 18,247, respectively, to satisfy the withholding tax requirements of certain recipients. These shares were immediately retired.

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $13.4 million as of January 28, 2012, which will be recognized over a weighted average period of approximately 2.0 years.
Performance Awards

	Fiscal Year Ended
	January 28, 2012		January 29, 2011		January 30, 2010
	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Performance Awards at beginning of year	151	$25.16	174	$27.65	141	$24.28
Granted	227	51.45	16	46.30	62	32.89
Vested	(144)	24.10	—	—	—	—
Net shares in excess of (less than) target	(198)	51.26	(11)	88.19	—	—
Forfeited	(30)	52.49	(28)	28.43	(29)	22.55
Unvested Performance Awards at end of year	6	$46.08	151	$25.16	174	$27.65
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.  At January 28, 2012, there are no open performance periods.

Based on the current number of Performance Awards expected to be earned, the total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $0.1 million as of January 28, 2012, which will be recognized over a weighted average period of approximately 1.1 years.
Stock Options
No stock options were issued during Fiscal 2011, Fiscal 2010 and Fiscal 2009 and at January 29, 2011, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Fiscal 2011 were as follows:

	Fiscal Year Ended
	January 28, 2012		January 29, 2011		January 30, 2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding at beginning of year	351	$33.93	731	$33.22	1,187	$31.73
Granted	—	—	—	—	—	—
Exercised (1)	(188)	36.21	(366)	32.57	(273)	21.88
Forfeited	(9)	37.09	(14)	33.97	(183)	40.52
Options outstanding at end of year (2)	154	$30.98	351	$33.93	731	$33.22
Options exercisable at end of year (3)	154	$30.98	335	$34.35	691	$33.66
____________________________________________

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK-BASED COMPENSATION (Continued)

(1)	The aggregate intrinsic value of options exercised was approximately $2.7 million, $5.4 million and $3.0 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

(2)	The aggregate intrinsic value of options outstanding at the end of Fiscal 2011, Fiscal 2010 and Fiscal 2009 was approximately $2.9 million, $3.3 million and $2.8 million, respectively.

(3)	The aggregate intrinsic value of options exercisable at the end of Fiscal 2011, Fiscal 2010 and Fiscal 2009 was approximately $2.9 million, $3.0 million and $2.6 million, respectively.

The following table summarizes information regarding options outstanding at January 28, 2012 (options in thousands):

		Options Outstanding and Exercisable
Range of Exercise Prices		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$8.98	$21.63	19	$17.44	4.9
$22.02	$31.63	80	26.62	4.5
$31.89	$42.15	27	38.40	3.1
$44.12	$50.81	28	45.96	3.8
		154	$30.98	4.2

4.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	January 28, 2012	January 29, 2011
Property and equipment:
Land and land improvements	—	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	34,360
Material handling equipment	10-15 yrs	52,770	50,011
Leasehold improvements	Lease life	403,080	398,991
Store fixtures and equipment	3-10 yrs	287,838	279,674
Capitalized software	5 yrs	78,623	71,993
Construction in progress	—	23,666	18,951
		884,928	857,383
Less accumulated depreciation and amortization		(561,065)	(536,782)
Property and equipment, net		$323,863	$320,601
During Fiscal 2011, the Company recorded $2.2 million of impairment charges primarily related to seven underperforming stores.  During Fiscal 2010, the Company recorded $2.7 million of impairment charges primarily related to eight underperforming stores. During Fiscal 2009, the Company recorded $2.2 million of impairment charges primarily related to 14 underperforming stores. All underperforming stores were in The Children's Place U.S.
During Fiscal 2011, the Company capitalized approximately $18.7 million of external software costs and approximately $4.9 million of internal programming and development costs. During Fiscal 2010, the Company capitalized approximately $11.2 million of external software costs and approximately $1.3 million of internal programming and development costs. During Fiscal 2009, the Company capitalized approximately $5.9 million of external software costs and approximately $0.5 million of internal programming and development costs. Amortization expense of capitalized software was approximately $7.8 million, $7.8 million and $8.0 million in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
 As of January 28, 2012, the Company had approximately $6.1 million in property and equipment for which payment had not been made, of which $1.9 million was included in accounts payable and $4.2 million was included in accrued expenses and other current liabilities.

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
The Credit Agreement contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of the Company’s assets.
On August 18, 2010, in connection with the approval of a share repurchase program, the Credit Agreement was amended to increase the allowable amount that we may spend on share repurchases.
On March 7, 2011, the Credit Agreement was amended to allow the Company to repurchase shares of its common stock provided that it complies with certain financial covenants.
On August 16, 2011, the Credit Agreement was amended to provide for, among other things, an extension of the term of the Credit Agreement, a reduction in the maximum available borrowings under the facility, a reduction in the sublimit for standby and documentary letters of credit, and a net reduction in various rates charged under the Credit Agreement, each as reflected above. This amendment also provided for the elimination of the maximum capital expenditures covenant. In conjunction with this amendment, the Company paid $0.7 million in additional deferred financing costs.
As of January 28, 2012, the Company has capitalized an aggregate of approximately $3.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at January 28, 2012 was $1.7 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT FACILITY( Continued)
The table below presents the components (in millions) of the Company’s credit facility:

	January 28, 2012	January 29, 2011
Credit facility maximum	$150.0	$200.0
Borrowing base	150.0	168.4

Outstanding borrowings	—	—
Letters of credit outstanding—merchandise	23.1	41.3
Letters of credit outstanding—standby	11.2	11.0
Utilization of credit facility at end of period	34.3	52.3

Availability (1)	$115.7	$116.1

Interest rate at end of period (2)	4.0%	3.3%

	Fiscal 2011	Fiscal 2010
Average end of day loan balance during the period	$—	$—
Highest end of day loan balance during the period	0.2	0.1
Average interest rate	3.6%	3.3%
____________________________________________

(1)	The sublimit availability for letters of credit was $90.7 million and $116.1 million at January 28, 2012 and January 29, 2011, respectively.

(2)
Prior to the 2011 Amendment, the disclosed interest rate at the end of the period was equal to the prime rate. Effective with the 2011 Amendment, the disclosed interest rate at the end of the period was equal to the prime rate plus a 0.75% fee, as noted above.

Letter of Credit Fees
Letter of credit fees approximated $0.2 million, $0.4 million and $0.4 million in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, and are included in cost of sales.

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
Under the Note Purchase Agreement, the Company issued $85.0 million of non-amortizing secured notes (the “Notes”) which were due and payable on July 31, 2013. For amounts outstanding during Fiscal 2009, the Notes bore interest at an annual rate of 11.50%, in accordance with the terms of the Notes.
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

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INTEREST EXPENSE, NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Interest income	$959	$615	$620
Tax-exempt interest income	7	24	14
Total interest income	966	639	634

Less:
Interest expense – term loan	—	—	3,858
Interest expense – credit facilities	196	236	303
Unused line fee	881	1,191	773
Amortization of deferred financing fees (1)	472	580	2,430
Other interest and fees (2)	107	162	(999)
Total interest expense	1,656	2,169	6,365
Interest expense, net	$(690)	$(1,530)	$(5,731)
____________________________________________

(1)	Fiscal 2009 includes approximately $1.9 million of accelerated deferred financing costs associated with prepayments made on the Company's term loan.

(2)	Fiscal 2009 includes a credit of approximately $1.5 million of interest accrual reversals related to the settlement of an IRS employment tax audit related to stock options.

8.	PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets are comprised of the following (in thousands):

	January 28, 2012	January 29, 2011
Prepaid property expense	$22,272	$20,665
Prepaid income taxes	17,970	13,605
Prepaid maintenance contracts	4,086	3,335
Prepaid insurance	2,163	2,152
Other	2,693	7,103
Prepaid expenses and other current assets	$49,184	$46,860

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	January 28, 2012	January 29, 2011
Customer liabilities	$24,315	$22,751
Accrued salaries and benefits	13,309	20,891
Sales taxes and other taxes payable	4,776	5,776
Accrued store expenses	5,868	5,053
Accrued real estate expenses	3,577	4,546
Accrued construction-in-progress	4,198	3,897
Accrued insurance	4,533	3,018
Accrued marketing	2,389	3,193
Accrued freight	2,977	2,910
Accrued professional fees	2,605	1,747
Other	5,704	4,741
Accrued expenses and other current liabilities	$74,251	$78,523

10.	COMMITMENTS AND CONTINGENCIES
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
Store, office and distribution facilities minimum rent, contingent rent and sublease income from continuing operations are as follows (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Minimum rentals	162,761	155,129	147,129
Additional rent based upon sales	1,059	1,715	2,145
Sublease income	(106)	(630)	(611)
Future minimum annual lease payments under the Company's operating leases at January 28, 2012 were as follows (in thousands):

Minimum Operating Lease Payments
2012	$155,633
2013	139,705
2014	120,336
2015	104,992
2016	92,178
Thereafter	292,788
Total minimum lease payments	$905,632

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	COMMITMENTS AND CONTINGENCIES (Continued)
New Store and Remodel Capital Commitments
As of January 28, 2012, the Company executed 18 leases for new stores and 9 remodels. The Company estimates the capital expenditures required to open and begin operating these stores will be approximately $7.0 million.
Purchase Commitments
As of January 28, 2012, the Company has entered into various purchase commitments for merchandise for re-sale of approximately $313.1 million and approximately $2.5 million for equipment, construction and other non-merchandise commitments.
Employment Agreements
The Company has an employment agreement with its President and Chief Executive Officer, which provides for severance of two times the sum of base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason”. As of January 28, 2012, these severance benefits approximated $5.7 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $19.0 million of severance benefits should they either be terminated or suffer a degradation of duties as defined in their agreement.

11. LEGAL AND REGULATORY MATTERS
On June 16, 2009, a putative stockholder derivative action was filed in the Superior Court of New Jersey, Hudson County, Chancery Division, against the Company and certain of its current and former directors and senior executives.  The Company has been named as a nominal defendant.  The complaint alleges, among other things, that certain of the Company's current and former directors and executives breached their fiduciary duties to the Company and its stockholders by causing the Company to issue false and misleading public statements and by abdicating their responsibilities to the Company and its stockholders, in violation of state law.  The complaint also alleges that the defendants committed corporate waste in connection with a severance payment to the Company's former Chief Executive Officer.  On February 14, 2011, the parties reached an agreement in principle to settle the action.  The parties submitted an executed settlement memorandum of understanding to the court on May 2, 2011 and submitted an executed Stipulation of Settlement on September 29, 2011. The court entered a Preliminary Approval Order on or about October 11, 2011, and entered the final judgment and order of dismissal on December 14, 2011.  This claim was tendered to our insurance carrier and payment of the settlement was covered by our insurance.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

12.	INCOME TAXES
The components of income from continuing operations before taxes are as follows (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
U.S.	$51,192	$69,674	$59,052
Foreign	58,125	65,132	65,289
Total	$109,317	$134,806	$124,341

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES (Continued)
The components of the Company's provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Continuing Operations
Current -
Federal	$6,984	$(207)	$(1,915)
State	6,462	7,240	963
Foreign	14,693	16,713	19,107
Total current	28,139	23,746	18,155
Deferred -
Federal	2,957	25,415	11,969
State	1,890	1,596	5,447
Foreign	(894)	462	(71)
Total deferred	3,953	27,473	17,345
Tax provision as shown on the consolidated statements of operations	$32,092	$51,219	$35,500
Effective tax rate	29.4%	38.0%	28.6%

Discontinued Operations
Federal	$—	$(249)	$(262)
State	—	(62)	(66)
Foreign	—	—	—
Total (benefit) provision	$—	$(311)	$(328)
A reconciliation between the calculated tax provision on income based on statutory rates in effect and the effective tax rate for continuing operations is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Calculated income tax provision at federal statutory rate	$38,261	$47,182	$43,519
State income taxes, net of federal benefit	5,330	5,743	4,167
Foreign tax rate differential	(7,073)	(6,444)	(6,030)
Deemed repatriation of foreign income and reversals thereof	(870)	5,359	5,532
Nondeductible expenses	1,373	771	688
Unrecognized tax expense (benefit)	(3,729)	(93)	(914)
Foreign tax credits	—	—	(10,344)
Other	(1,200)	(1,299)	(1,118)
Total tax provision	$32,092	$51,219	$35,500

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES (Continued)
The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

	January 28, 2012	January 29, 2011
Current –
Assets
Inventory	11,050	11,243
Reserves	6,109	6,413
Foreign tax and other tax credits	4,052	4,995
Total current assets	21,211	22,651
Liabilities-prepaid expenses	(4,023)	(4,369)
Total current, net	17,188	18,282
Noncurrent –
Property and equipment	22,631	24,214
Deferred rent	13,325	12,459
Equity compensation	6,500	7,245
Reserves and other	6,068	6,740
Net Operating Loss Carryover	530	1,273
Capital loss carryover	1,560	1,560
Total noncurrent, gross	50,614	53,491
Valuation allowance	(1,560)	(1,560)
Net noncurrent	49,054	51,931
Total deferred tax asset, net	$66,242	$70,213
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period. During the fourth quarter of fiscal 2011 the Company changed its permanent reinvestment assertion as it related to its Hong Kong and other Asian subsidiaries, whereby the Company no longer provides deferred taxes on the undistributed earnings of these subsidiaries. This had the effect of reducing the Company's anticipated income tax provision by approximately $6.9 million, of which approximately $0.9 million related to prior year non-repatriated foreign income for which U.S. income taxes were provided.
During the second quarter of Fiscal 2009, the Company received distributions from its Canadian subsidiaries of approximately $32.3 million. These dividends were used to assist in the share repurchase transaction described in Note 2 and due to the one time nature of these distributions, they did not affect the Company's status of being permanently reinvested in its Canadian subsidiaries. They also generated foreign tax credits of approximately $33.8 million. These foreign tax credits can be utilized to reduce U.S. income tax and will expire in fiscal 2019 if unused. The Company's Fiscal 2009 provision for income taxes was reduced by approximately $10.3 million due to this distribution.
As of January 28, 2012, the Company has not provided Federal taxes on approximately $128.0 million of unremitted earnings of its foreign subsidiaries. The Company intends to reinvest these earnings to fund expansion in these and other markets outside the U.S. Accordingly, the Company has not provided any provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements. Determining the unrecognized deferred tax liability for these undistributed foreign earnings is not practicable.
The Company has estimated a foreign tax credit carryover (“FTC”) of approximately $11.1 million which will expire between 2019 and 2021 if unused. The Company also has a capital loss carryforward (“CLC”) of approximately $3.9 million, which will expire in 2015, if unused.
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
Deferred tax assets relating to tax benefits of stock-based compensation have been reduced to reflect exercises of stock options and vesting of restricted shares during Fiscal 2011 to the extent recognized for financial statement purposes. Some exercises resulted in tax deductions in excess of previously recorded benefits at the time of grant. Although these additional tax benefits were reflected in the FTC disclosed above, pursuant to the provisions of the “Compensation-Stock Compensation” topic of FASB ASC, they are not recognized in the deferred tax balances until the deductions reduce taxes payable. The windfall deductions do not reduce our current federal taxes payable in Fiscal 2011 because of the FTC generated in the current and prior years. As such, these windfall tax benefits are not reflected in our FTC included in the deferred tax assets disclosed in the above table. Windfall deductions included in our FTC balance but not reflected in the deferred tax assets in the table above were approximately $6.8 million and $7.5 million for Fiscal 2011 and Fiscal 2010 , respectively. When realized, these windfall deductions are recognized directly to stockholders' equity.
A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	January 28, 2012	January 29, 2011
Beginning Balance	$11,386	$11,848
Additions for current year tax positions	430	680
Additions for prior year tax positions	112	325
Reductions for prior year tax positions	(3,344)	(911)
Settlements	(5)	(28)
Reductions due to a lapse of the applicable statute of limitations	(1,644)	(528)
	$6,935	$11,386
Approximately $6.9 million of unrecognized tax benefits at January 28, 2012 would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that there may be a reduction of approximately $3.5 million of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities and statute of limitations expirations.
The Company accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At January 28, 2012 and January 29, 2011 accrued interest and penalties included in unrecognized tax benefits were approximately $2.1 million and $3.4 million, respectively. Interest, penalties and reversals, thereof, net of taxes, was a benefit of $0.8 million, a cost of $0.2 million and a benefit of $1.0 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Included in income tax expense for Fiscal 2011, the Company recorded a benefit of approximately $3.7 million related to unrecognized tax benefits primarily as a result of settlements with taxing authorities and statute of limitations expirations.
The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. During Fiscal 2009, the Company completed the U.S. Federal income tax audit for fiscal years 2006 and prior. With few exceptions, the Company is no longer subject to state and local income tax or non-U.S. income tax examinations by tax authorities for tax years before fiscal 2008.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	RETIREMENT AND SAVINGS PLANS
401(k) Plan
The Company has adopted The Children's Place 401(k) Savings Plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) Plan is a defined contribution plan established to provide retirement benefits for employees. The 401(k) Plan is employee funded up to an elective annual deferral and also provides for the Company to make matching contributions to the 401(k) Plan.
The 401(k) Plan is available for all U.S. employees who have completed 90 days of service with the Company. Following guidance in IRS Notice 98-52 related to the design‑based alternative, or “safe harbor,” 401(k) plan method, the Company has modified its 401(k) Plan regarding future Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant's contribution and 50% of the next 2% of the participant's contribution and the Company match contribution vests immediately. For highly compensated associates, the Company matches the lesser of 50% of the participant's contribution or 2.5% of the participant's covered compensation and the Company match contribution vests over 5 years. The Company's matching contributions were approximately $1.8 million, $1.9 million, and $2.1 million in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.7 million and $0.5 million at January 28, 2012 and January 29, 2011, respectively.  The cash surrender value of the COLIs, which reflects the underlying assets at fair value, was approximately $0.7 million and $0.5 million and at January 28, 2012 and January 29, 2011, respectively.  Company stock was $0.6 million at January 28, 2012.  Prior to Fiscal 2011, there was no Company stock in the Deferred Compensation Plan.
Other Plans
Under statutory requirements, the Company contributes to retirement plans for its Canadian, Puerto Rican and Asian operations. Contributions under these plans were approximately $0.2 million in each of Fiscal 2011, Fiscal 2010 and Fiscal 2009.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores. Each segment includes an e-commerce business located at www.childrensplace.com.  The Company measures its segment profitability based on operating income, defined as income from continuing operations before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of January 28, 2012, The Children’s Place U.S. operated 926 stores and The Children’s Place Canada operated 123 stores. As of January 29, 2011, The Children’s Place U.S. operated 892 stores and The Children’s Place Canada operated 103 stores.
The following tables provide segment level financial information for Fiscal 2011, Fiscal 2010 and Fiscal 2009 (dollars in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales (1):
The Children’s Place U.S.	$1,489,795	$1,450,116	$1,441,562
The Children’s Place Canada	226,067	223,883	202,025
Total net sales	$1,715,862	$1,673,999	$1,643,587
Gross profit:
The Children’s Place U.S.	$557,577	$555,888	$559,865
The Children’s Place Canada	106,287	107,260	99,636
Total gross profit	$663,864	$663,148	$659,501
Gross Margin:
The Children’s Place U.S.	37.4%	38.3%	38.8%
The Children’s Place Canada	47.0%	47.9%	49.3%
Total gross margin	38.7%	39.6%	40.1%
Operating income:
The Children’s Place U.S. (2)	$80,847	$96,881	$90,873
The Children’s Place Canada	29,160	39,455	39,199
Total operating income	$110,007	$136,336	$130,072

Operating income as a percent of net sales:
The Children’s Place U.S.	5.4%	6.7%	6.3%
The Children’s Place Canada	12.9%	17.6%	19.4%
Total operating income	6.4%	8.1%	7.9%
Depreciation and amortization:
The Children’s Place U.S.	$64,788	$63,990	$64,258
The Children’s Place Canada	9,785	7,650	7,189
Total depreciation and amortization	$74,573	$71,640	$71,447
Capital expenditures:
The Children’s Place U.S.	$66,690	$78,401	$55,965
The Children’s Place Canada	13,074	5,544	6,252
Total capital expenditures	$79,764	$83,945	$62,217
____________________________________________

(1)	All of the Company's foreign revenues are included in The Children's Place Canada segment.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	SEGMENT INFORMATION (Continued)

(2)	Included in Fiscal 2009 is approximately $2.0 million of exit costs related to the relocation of the Company's e-commerce fulfillment center.

	January 28, 2012	January 29, 2011
Total assets:
The Children’s Place U.S.	$693,489	$720,951
The Children’s Place Canada	157,160	133,380
Total assets	$850,649	$854,331

Geographic Information
The Company's long-lived assets are located in the following countries:

	January 28, 2012	January 29, 2011
Long-lived assets (1):
United States	$339,053	$344,387
Canada	37,739	31,644
Asia	532	599
Total long-lived assets	$377,324	$376,630
____________________________________________

(1)	The Company's long-lived assets are comprised of net property and equipment, long-term deferred income taxes and other assets.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)
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

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)
The following tables reflect the quarterly consolidated statements of income for the periods indicated (unaudited):

	Fiscal Year Ended January 28, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Net sales	$430,806	$343,508	$484,085	$457,463
Gross profit	183,647	115,565	200,051	164,601
Selling, general and administrative expenses	116,722	111,885	126,741	121,728
Asset impairment charges	398	980	369	461
Depreciation and amortization	17,751	18,478	18,493	19,851
Operating income (loss)	48,776	(15,778)	54,448	22,561
Income (loss) from continuing operations before income taxes	48,505	(16,092)	54,378	22,526
Provision (benefit) for income taxes	19,421	(6,315)	20,686	(1,700)
Income (loss) from continuing operations	29,084	(9,777)	33,692	24,226

Diluted earnings (loss) per share from continuing operations	$1.10	$(0.38)	$1.33	$0.97
Diluted weighted average common share outstanding	26,387	25,738	25,279	25,033
____________________________________________

(1)
Significant items impacting the fourth quarter of Fiscal 2011 include a reversal of performance-based compensation expense of approximately $7.8 million related to operating results versus plan, an approximate $5.6 million reversal of tax provision related to the Company becoming permanently reinvested in its Asian subsidiaries, an approximate $2.2 million tax benefit related to a portion of the settlement of a tax audit, and approximately $0.9 million of accelerated depreciation associated with the early remodel of certain Canadian stores.

	Fiscal Year Ended January 29, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Net sales	$422,133	$345,301	$453,395	$453,170
Gross profit	179,704	113,574	182,343	187,527
Selling, general and administrative expenses	113,455	107,281	114,210	117,513
Asset impairment charges	930	1,222	354	207
Depreciation and amortization	17,625	18,199	17,738	18,078
Operating income (loss)	47,694	(13,128)	50,041	51,729
Income (loss) from continuing operations before income taxes	47,238	(13,509)	49,651	51,426
Provision (benefit) for income taxes	19,231	(5,241)	18,493	18,736
Income (loss) from continuing operations	28,007	(8,268)	31,158	32,690

Diluted earnings (loss) per share from continuing operations	$1.00	$(0.30)	$1.14	$1.24
Diluted weighted average common share outstanding	27,930	27,755	27,238	26,452
____________________________________________

(1)
Significant items impacting the fourth quarter of Fiscal 2010 include a reversal of stock-based compensation expense of approximately $1.6 million related to a reduction in the expected number of performance shares that will vest.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	SUBSEQUENT EVENTS
Subsequent to January 28, 2012 and through March 20, 2012, the Company repurchased an additional 0.2 million shares for approximately $11.7 million, which brought the total under the 2011 Share Repurchase Program to approximately $92.5 million.
On March 7, 2012, we announced that our Board of Directors authorized a new share repurchase program in the amount of $50.0 million. Under the program, we may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions, and we may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
In March 2012, management approved a plan to close our west coast distribution center in Ontario, California and move its operations to our southeast distribution center in Fort Payne, Alabama. The Company expects to record exit costs of approximately $4.0 million in the first half of Fiscal 2012.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of year	Charged to expense	Deductions	Balance at end of year
Inventory markdown reserve (1)
Fiscal year ended January 28, 2012	$11,174	$2,454	$(4,832)	$8,796
Fiscal year ended January 29, 2011	$12,928	$1,942	$(3,696)	$11,174
Fiscal year ended January 30, 2010	$13,083	$3,269	$(3,424)	$12,928

(1)
Reflects adjustment of out-of-season merchandise inventories to realizable value. Column C represents increases to the reserve and Column D represents decreases to the reserve based on quarterly assessments of the reserve. Markdowns are taken to sell through out-of-season merchandise inventory.

(a)(3)     Exhibits.

Exhibit	Description

3.1
Amended and Restated Certificate of Incorporation of the Company dated July 29, 2008 filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.

3.2	Fourth Amended and Restated By-Laws of the Company filed as Exhibit 3.1 to Form 8-K filed on June 9, 2009, is incorporated by reference herein.
4.1(1)	Form of Certificate for Common Stock of the Company filed as an exhibit to the registrant's Registration Statement No. 333‑31535 on Form S-1, is incorporated by reference herein.
10.1(1)(*)	1997 Stock Option Plan of The Children's Place Retail Stores, Inc. filed as an exhibit to the registrant's Registration Statement No. 333‑31535 on Form S-1, is incorporated by reference herein.
10.2(*)
Amended and Restated 2005 Equity Incentive Plan of The Children's Place Retail Stores, Inc., filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.3(*)	2011 Equity Incentive Plan, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.
10.4(*)
The Children's Place Retail Stores, Inc. 401(k) Plan, as amended filed as Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.

10.5(1)
Form of Indemnification Agreement between the Company and the members of its Board of Directors filed as Exhibit 10.7 to the registrant's Registration Statement No. 333‑31535 on Form S-1, is incorporated by reference herein.

10.6
Lease Agreement as of August 12, 2003 between Orlando Corporation and The Children's Place (Canada), LP, together with Indemnity Agreement as of August 12, 2003 between the Company and Orlando Corporation, together with Surrender of Lease as of August 12, 2003 between the Company and Orlando Corporation and Orion Properties Ltd. (Canadian Distribution Center) filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10‑Q for the period ended November 1, 2003, is incorporated by reference herein.

10.7
Lease Agreement between the Company and Turnpike Crossing I, LLC (Dayton New Jersey Distribution Center), dated as of July 14, 2004 filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10‑Q for the period ended July 31, 2004, is incorporated by reference herein.

10.8
Hardware and Engineering Services Agreement between The Children's Place Services Company, LLC and Dematic Corp. (Material Handling System for the Fort Payne Distribution Center), dated September 29, 2006 filed as Exhibit 10.1 to registrant's Quarterly Report on Form 10‑Q for the period ended October 28, 2006, is incorporated by reference herein.

10.9
Mechanical Installation and Electrical Installation Services Agreement between The Children's Place Services Company, LLC and Dematic Corp. (Material Handling System for the Fort Payne Distribution Center), dated September 29, 2006 filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10‑Q for the period ended October 28, 2006, is incorporated by reference herein.

10.10
Standard Form of Agreement between The Children's Place Services Company, LLC and Clayco, Inc. (Construction of the Ft. Payne Distribution Center), executed January 18, 2007 filed as Exhibit 10.45 to the registrant's Annual Report on Form 10-K for the period ended February 3, 2007, is incorporated by reference herein.

10.11(*)
Employment Agreement dated September 26, 2007 with Charles Crovitz filed as Exhibit 10.55 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2008, is incorporated by reference herein.

10.12
Form of Indemnity Agreement between The Children's Place Retail Stores, Inc. and certain members of management and the Board of Directors filed as Exhibit 10.7 to registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.

10.13
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
10.14
Note Purchase Agreement dated July 31, 2008 by and among The Children's Place Retail Stores, Inc., and Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P., RGIP, LLC, Crystal Capital Fund, L.P., Crystal Capital Onshore Warehouse LLC, 1903 Onshore Funding, LLC, and Bank of America, N.A., the “ Note Purchasers ”, on the other hand, together with Sankaty Advisors, LLC, as Collateral Agent, and Crystal Capital Fund Management, L.P., as Syndication Agent filed as Exhibit 10.9 to registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.

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

10.16
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

10.17
Lease Agreement between The Children's Place Services Company, LLC and 500 Plaza Drive Corp. effective as of March 12, 2009 (500 Plaza Drive), Secaucus, New Jersey filed as Exhibit 10.67 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.18
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

10.21(*)
Amendment to Employment Agreement, dated as of December 31, 2008, by and between The Children's Place Retail Stores, Inc. and Charles K. Crovitz filed as Exhibit 10.71 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.22(*)
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

10.25
Securities Purchase Agreement, dated July 29, 2009, between The Children's Place Retail Stores, Inc., Ezra Dabah, Renee Dabah and certain affiliated trusts filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 4, 2009, is incorporated by reference herein.

Exhibit	Description
10.26
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

10.27
The First Lease Modification Agreement, dated as of August 27, 2009, between The Children's Place Services Company, LLC and 500 Plaza Drive Corp. filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2009, is incorporated by reference herein.

10.28
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

10.29
The Children's Place Retail Stores Inc. Nonqualified Deferred Compensation Plan effective January 1, 2010 filed as Exhibit 10.82 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.30(*)
Amended and Restated Employment Agreement, dated as of March 28, 2011, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, is incorporated by reference herein.

10.31(+)	Amendment No. 1 as of March 23, 2012 to Amended and Restated Employment Agreement dated as of March 28, 2011, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers.
10.32(*)
Deferred Stock Award Agreement, dated as of January 4, 2010, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers filed as Exhibit 10.84 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.33(*)
Letter Agreement dated May 9, 2011 between The Children's Place Retail Stores, Inc. and Eric P. Bauer filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-q for the quarterly period ended April 30, 2011, in incorporated by reference herein.

10.34
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

10.35(+)	Letter Agreement dated February 17, 2011 between The Children's Place Retail Stores, Inc. and John Taylor.
10.36(*)
Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.37(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan, filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.38(*)
Form of Deferred Stock Award Agreement under the Company's Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.39(*)
Form of Performance Stock Award Agreement under the Company's Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.40
Form of Amended and Restated Change in Control Agreement filed as Exhibit 10.41 to the registrant's Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.

10.41
Letter Agreement dated February 15, 2011 between The Children's Place Retail Stores, Inc. and Susan J. Riley filed as Exhibit 10.42 to the registrant's Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.

Exhibit	Description
10.42
Sixth Amendment to Credit Agreement, dated March 7, 2011, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com Inc. and Twin Brook Insurance Company, Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders filed as Exhibit 10.43 to the registrant's Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.

10.43
Seventh Amendment to Credit Agreement, dated August 16, 2011, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia),  LLC, The Children's Place Canada Holdings, Inc. and The Childrensplace.com Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, is incorporated by reference herein.

10.44(+)
Eighth Amendment to Credit Agreement, dated January 25, 2012, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia),  LLC, The Children's Place Canada Holdings, Inc. and The Childrensplace.com Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, SwingLine Lender and Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders.

21.1(+)	Subsidiaries of the Company.
23.1(+)	Consent of Independent Registered Public Accounting Firm.
31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2(+)	Certificate of Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.3(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

Schedule II - Valuation and Qualifying Accounts

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
March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Norman Matthews	Chairman of the Board	March 23, 2012
Norman Matthews

/S/ Jane T. Elfers	Director, Chief Executive Officer and President	March 23, 2012
Jane T. Elfers	(A Principal Executive Officer)

/S/ Bernard L. McCracken	Vice President, Corporate Controller	March 23, 2012
Bernard L. McCracken	(Interim Principal Accounting Officer)

/S/ John E. Taylor	Treasurer and Vice President, Finance	March 23, 2012
John E. Taylor	(Interim Principal Financial Officer)

/S/ Joseph Alutto	Director	March 23, 2012
Joseph Alutto

/S/ Joseph Gromek	Director	March 23, 2012
Joseph Gromek

/S/ Malcolm Elvey	Director	March 23, 2012
Malcolm Elvey

/S/ Robert Fisch	Director	March 23, 2012
Robert Fisch

/S/ Louis Lipschitz	Director	March 23, 2012
Louis Lipschitz

/S/ Sally Frame Kasaks	Director	March 23, 2012
Sally Frame Kasaks

/S/ Jamie Iannone	Director	March 23, 2012
Jamie Iannone