Form 10-Q
period 2012-04-28
CHILDRENS PLACE RETAIL STORES INC
filed 2012-05-31
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2012

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of May 29, 2012 was 24,266,657 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 28, 2012

PART I. - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 28, 2012	January 28, 2012	April 30, 2011
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$204,826	$176,655	$212,347
Accounts receivable	18,656	17,382	21,269
Inventories	193,852	212,916	192,714
Prepaid expenses and other current assets	40,808	49,184	41,313
Deferred income taxes	14,980	17,188	12,649
Total current assets	473,122	473,325	480,292
Long-term assets:
Property and equipment, net	329,058	323,863	327,017
Deferred income taxes	50,084	49,054	53,485
Other assets	4,339	4,407	4,168
Total assets	$856,603	$850,649	$864,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$34,784	$55,516	$23,635
Income taxes payable	1,749	1,788	1,061
Accrued expenses and other current liabilities	90,241	74,251	82,424
Total current liabilities	126,774	131,555	107,120
Long-term liabilities:
Deferred rent liabilities	95,702	94,569	99,975
Other tax liabilities	8,965	9,109	15,370
Other long-term liabilities	5,939	6,050	6,896
Total liabilities	237,380	241,283	229,361
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 24,435, 24,711 and 26,009 issued; 24,412, 24,697 and 26,000 outstanding	2,443	2,471	2,601
Additional paid-in capital	209,967	210,159	218,826
Treasury stock, at cost (23, 14, and 9 shares)	(1,062)	(598)	(401)
Deferred compensation	1,062	598	401
Accumulated other comprehensive income	15,164	12,685	19,209
Retained earnings	391,649	384,051	394,965
Total stockholders’ equity	619,223	609,366	635,601
Total liabilities and stockholders’ equity	$856,603	$850,649	$864,962
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	$438,508	$430,806
Cost of sales	261,721	247,159

Gross profit	176,787	183,647

Selling, general and administrative expenses	122,152	116,722
Asset impairment charges	1,250	398
Other costs	834	—
Depreciation and amortization	17,218	17,751

Operating income	35,333	48,776
Interest expense, net	(51)	(271)

Income before income taxes	35,282	48,505
Provision for income taxes	11,690	19,421

Net income	$23,592	$29,084

Earnings per common share
Basic	$0.96	$1.11
Diluted	$0.96	$1.10

Weighted average common shares outstanding
Basic	24,535	26,120
Diluted	24,691	26,387

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net Income	$23,592	$29,084
Other Comprehensive Income:
Foreign currency translation adjustment	2,479	6,052
Comprehensive income	$26,071	$35,136

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,592	$29,084
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	17,218	17,751
Stock-based compensation	2,997	2,743
Excess tax benefits from stock-based compensation	—	(6,869)
Deferred taxes	1,173	2,536
Deferred rent expense and lease incentives	(3,343)	(3,525)
Other	2,785	1,146
Changes in operating assets and liabilities:
Inventories	19,650	19,106
Prepaid expenses and other assets	(1,899)	(4,378)
Income taxes payable, net of prepayments	9,211	13,865
Accounts payable and other current liabilities	(7,451)	(22,795)
Deferred rent and other liabilities	4,001	8,531
Total adjustments	44,342	28,111
Net cash provided by operating activities	67,934	57,195
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(22,012)	(24,535)
Release of restricted cash	—	2,351
Purchase of company-owned life insurance policies	(62)	(149)
Net cash used in investing activities	(22,074)	(22,333)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	28,365	33,485
Repayments under revolving credit facilities	(28,365)	(33,485)
Purchase and retirement of common stock, including transaction costs	(19,258)	(19,308)
Exercise of stock options	47	2,433
Excess tax benefits from stock-based compensation	—	6,869
Net cash used in financing activities	(19,211)	(10,006)
Effect of exchange rate changes on cash	1,522	3,834
Net increase in cash and cash equivalents	28,171	28,690
Cash and cash equivalents, beginning of period	176,655	183,657
Cash and cash equivalents, end of period	$204,826	$212,347

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$1,310	$2,694
Cash paid during the year for interest	185	369
Increase (decrease) in accrued purchases of property and equipment	2,432	(1,055)

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place Retail Stores, Inc. (the “Company”) as of April 28, 2012 and April 30, 2011 and the results of its consolidated operations and cash flows for the thirteen weeks ended April 28, 2012 and April 30, 2011. The consolidated financial position as of January 28, 2012 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended April 28, 2012 and April 30, 2011 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	First Quarter 2012 — The thirteen weeks ended April 28, 2012.

•	First Quarter 2011 — The thirteen weeks ended April 30, 2011.

•	FASB — Financial Accounting Standards Board.

•
FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels and above.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years except that those granted to non-employee directors generally vest after one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement. Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the Target Shares can be earned anywhere from zero up to a maximum number as defined in the award agreement, which historically has been 200%. Performance Awards have historically cliff vested after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of the Company’s common stock on the grant date.  Effective with the adoption of a new equity compensation plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of the Company’s common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.
Deferred Compensation Plan
The Company has a deferred compensation plan (the “Deferred Compensation Plan”), which is a nonqualified, unfunded plan, for eligible senior level employees.  Under the plan, participants may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made.  The Deferred Compensation Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made.  In addition, eligible employees and directors of the Company may also elect to defer payment of any shares of Company stock that is earned with respect to stock-based awards.  Directors may also elect their cash deferrals to be invested in shares of the Company’s common stock.  Such elections are irrevocable and will be settled in shares of common stock.  The Company is not required to contribute to the Deferred Compensation Plan, but at its sole discretion, can make additional contributions on behalf of the participants. Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant.  Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected.  Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15 years.  All other deferred amounts are payable in the form in which they were made; cash deferrals are payable in cash and stock deferrals are payable in stock.  Earlier distributions are not permitted except in the case of an unforeseen hardship.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.6 million at April 28, 2012 and $0.7 million at each of January 28, 2012 and April 30, 2011.  The cash surrender value of the COLIs, at fair value, was approximately $0.7 million at each of April 28, 2012, January 28, 2012 and April 30, 2011, respectively.  Company stock was $1.1 million, $0.6 million, and $0.4 million at April 28, 2012, January 28, 2012 and April 30, 2011, respectively.
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
During the First Quarter 2012, management approved a plan to exit its distribution center in Ontario, California (the "West Coast DC") and move its operations to its distribution center in Fort Payne, Alabama. The lease of the West Coast DC expires in March 2016 and the Company ceased using the facility in May 2012. Total estimated costs of exiting the West Coast DC are approximately $4.0 million, and primarily include lease termination costs (net of anticipated sublease income), asset disposal costs, and severance to affected employees. During the First Quarter 2012, the Company recognized approximately $0.8 million of these costs, which are included in other costs in the accompanying condensed consolidated statements of operations.
Retained Earnings
The Company is currently restricted from paying dividends in cash under its credit facility agreement (see Note 6). There are no other restrictions on the Company's retained earnings.
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
The Company’s cash and cash equivalents, accounts receivable, accounts payable and credit facility are all short-term in nature and as such, their carrying amounts approximate fair value.   The assets and liabilities of the Company’s Deferred Compensation Plan, excluding Company stock, fall within Level 1 of the fair value hierarchy.  The Company stock that is included in the Deferred Compensation Plan is not subject to fair value measurement.
Recently Adopted Accounting Updates
Effective January 29, 2012, the Company adopted the accounting standard update, “Comprehensive Income”.  Under this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company has elected to present comprehensive income in two separate but consecutive statements in the accompanying condensed consolidated financial statements.

2.	STOCKHOLDERS’ EQUITY
On August 18, 2010, the Company’s Board of Directors authorized a share repurchase program in the amount of $100 million (the “2010 Share Repurchase Program”), on March 3, 2011 another share repurchase program was authorized in the amount of $100 million (the “2011 Share Repurchase Program”), and on March 7, 2012, a third share repurchase program was authorized in the amount of $50.0 million (the "2012 Share Repurchase Program").  The 2010 Share Repurchase Program and the 2011 Share Repurchase Program have been completed. Under the 2012 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions.
Pursuant to restrictions imposed by the Company's insider trading policy during black-out periods, the Company withholds and retires shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients. The Company's payment of the withholding taxes in exchange for the shares constitutes a purchase of its common stock. The Company also acquires shares of its common stock in conjunction with liabilities owed under the Company's Deferred Compensation Plan, which are held in treasury.
The following table summarizes the Company's share repurchases (in thousands):

	Thirteen Weeks Ended				April 29, 2012
	April 28, 2012		April 30, 2011		to May 29, 2012
	Shares	Value	Shares	Value	Shares	Value
Shares repurchases related to:
2010 Share buyback program	—	$—	213.2	$10,147.7	—	$—
2011 Share buyback program	377.2	19,245.5	159.2	8,345.6	—	—
2012 Share buyback program	—	—	—	—	0.2	7.4
Withholding taxes	0.2	12.3	18.0	814.6	—	—
Shares acquired and held in treasury	9.3	463.3	9.5	401.4	—	—
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during the First Quarter 2012 and the First Quarter 2011, approximately $16.0 million and $16.1 million, respectively, were charged to retained earnings.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Deferred Awards	$2,377	$2,384
Performance Awards	620	359
Total stock-based compensation expense (1)	$2,997	$2,743
____________________________________________

(1)
During the First Quarter 2012 and First Quarter 2011, approximately $0.2 million and $0.4 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of $1.2 million and $1.1 million for the First Quarter 2012 and First Quarter 2011, respectively.
Awards Granted During the First Quarter 2012
Pursuant to an employment agreement and amendments thereto with its Chief Executive Officer and President, the Company granted Deferred Awards of 196,768 shares of its common stock that vest over three years.  In addition, the Company granted Performance Awards that provide for the issuance of 100,180 Target Shares if the Company meets its operating income target for fiscal 2012.  The Performance Awards have a minimum threshold that would provide 50% of the Target Shares and a maximum target that would provide 200% of the Target Shares.  Depending on the final operating income, the percentage earned can be 0%, or any percentage including and between 50% and 200%.  Any earned Performance Awards cliff vest in February 2014.
Additionally, during the First Quarter 2012, the Company granted Deferred Awards of 221,830 shares of its common stock to employees, including new hire awards, which vest ratably over three years.  The Company also granted Performance Awards to employees that provide for the issuance of 114,560 Target Shares if the Company meets its operating income target for fiscal 2012.  The Performance Awards have a minimum threshold that would provide 50% of the Target Shares and a maximum target that would provide 200% of the Target Shares.  Depending on the final operating income, the percentage earned can be 0%, or any percentage including and between 50% and 200%.  Any earned Performance Awards cliff vest after three years.
On January 29, 2012, the Company made its annual grant of Deferred Awards to the members of its Board of Directors.  Total shares of common stock granted were 16,032 and vest after one year.
Changes in the Company’s Unvested Stock Awards during the First Quarter 2012
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards beginning of period	406	$47.96
Granted	435	48.68
Vested	(99)	49.29
Forfeited	(25)	49.21
Unvested Deferred Awards, end of period	717	$48.17

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $31.6 million as of April 28, 2012, which will be recognized over a weighted average period of approximately 2.6 years.

Performance Awards

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	6	$46.08
Granted	215	48.72
Vested	(1)	45.38
Forfeited	(1)	47.30
Unvested Performance Awards, end of period	219	$48.67
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.  As of April 28, 2012, the Company estimates that for those awards in which the performance period is not yet complete, participants will earn 100% of their Target Shares. The cumulative expense recognized reflects changes in estimates as they occur.

Based on the current number of Performance Awards expected to be earned, the total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $10.1 million as of April 28, 2012, which will be recognized over a weighted average period of approximately 2.5 years.
Stock Options
At April 28, 2012, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for First Quarter 2012 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at beginning of period	154	$30.98	4.2	$2,943
Granted	—	—	—	—
Exercised	(1)	31.94	N/A	29
Forfeited	(1)	24.60	N/A	13
Options outstanding and exercisable at end of period	152	$31.00	4.0	$2,397

4.	NET INCOME PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net income	$23,592	$29,084

Basic weighted average common shares	24,535	26,120
Dilutive effect of stock awards	156	267
Diluted weighted average common shares	24,691	26,387
Antidilutive stock awards	104	141
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	April 28, 2012	January 28, 2012	April 30, 2011
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	34,370
Material handling equipment	10-15 yrs	52,772	52,770	50,689
Leasehold improvements	Lease life	414,165	403,080	405,613
Store fixtures and equipment	3-10 yrs	293,897	287,838	288,968
Capitalized software	5 yrs	80,621	78,623	73,251
Construction in progress	—	24,880	23,666	16,284
		905,286	884,928	872,578
Less accumulated depreciation and amortization		(576,228)	(561,065)	(545,561)
Property and equipment, net		$329,058	$323,863	$327,017
During the First Quarter 2012, the Company recorded a $1.3 million impairment charge related to one store whose lease we plan to terminate during the second quarter.  During the First Quarter 2011, the Company recorded $0.4 million of impairment charges primarily related to two underperforming stores.
As of April 28, 2012, January 28, 2012 and April 30, 2011, the Company had approximately $8.5 million, $6.1 million and $3.6 million, respectively, in property and equipment for which payment had not been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

6. CREDIT FACILITY
The Company and certain of its domestic subsidiaries maintain a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender (the “Credit Agreement”). The Credit Agreement has been amended from time to time and the provisions below reflect all amendments.
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
As of April 28, 2012, the Company has capitalized an aggregate of approximately $3.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at April 28, 2012 was $1.5 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
The table below presents the components (in millions) of the Company’s credit facility:

	April 28, 2012	January 28, 2012	April 30, 2011
Credit facility maximum	$150.0	$150.0	$200.0
Borrowing base	150.0	150.0	150.6

Outstanding borrowings	—	—	—
Letters of credit outstanding—merchandise	19.7	23.1	17.4
Letters of credit outstanding—standby	12.2	11.2	13.1
Utilization of credit facility at end of period	31.9	34.3	30.5

Availability (1)	$118.1	$115.7	$120.1

Interest rate at end of period (2)	4.0%	4.0%	3.3%

	First Quarter 2012	Fiscal 2011	First Quarter 2011
Average end of day loan balance during the period	$—	$—	$—
Highest end of day loan balance during the period	—	0.2	—
Average interest rate	4.0%	3.6%	3.3%
____________________________________________

(1)	The sublimit availability for the letters of credit was $93.1 million, $90.7 million, and $120.1 million at April 28, 2012, January 28, 2012, and April 30, 2011, respectively.

(2)
Prior to the amendment on August 16, 2011, the disclosed interest rate at the end of the period was equal to the prime rate. Effective with this amendment, the disclosed interest rate at the end of the period was equal to the prime rate plus a 0.75% fee, as noted above.

Letter of Credit Fees
Letter of credit fees approximated $0.1 million in each of the First Quarter 2012 and First Quarter 2011, and are included in cost of sales.

7.	LEGAL AND REGULATORY MATTERS

During the First Quarter 2012, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings.  The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

8.	INCOME TAXES
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
The Company’s effective tax rate from continuing operations for the First Quarter 2012 was 33.1% compared to 40.0% during the First Quarter 2011. This reduction primarily relates to the Company's assertion during the fourth quarter of fiscal 2011 that its investment in its Asian subsidiaries is permanent and that the earnings of such subsidiaries will be indefinitely reinvested. Accordingly, the Company stopped providing U.S. deferred taxes on the undistributed earnings of these subsidiaries.
During the First Quarter 2012 and the First Quarter 2011, the Company recognized approximately $0.1 million and $0.2 million, respectively, of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax audits for years through fiscal 2006. With limited exception, the Company is no longer subject to state, local or non-U.S. income tax audits by taxing authorities for years before fiscal 2008.
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

9.	INTEREST EXPENSE, NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Interest income	$223	$238
Tax-exempt interest income	—	5
Total interest income	223	243

Less:
Interest expense – credit facilities	37	63
Unused line fee	114	304
Amortization of deferred financing fees	91	145
Other interest and fees	32	2
Total interest expense	274	514
Interest expense, net	$(51)	$(271)

10.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores. Each segment includes an e-commerce business located at www.childrensplace.com.  The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of April 28, 2012, The Children’s Place U.S. operated 937 stores and The Children’s Place Canada operated 125 stores. As of April 30, 2011, The Children’s Place U.S. operated 922 stores and The Children’s Place Canada operated 110 stores.
The following tables provide segment level financial information for the First Quarter 2012 and the First Quarter 2011

(dollars in thousands):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales (1):
The Children’s Place U.S.	$384,783	$380,508
The Children’s Place Canada	53,725	50,298
Total net sales	$438,508	$430,806
Gross profit:
The Children’s Place U.S.	$154,855	$159,419
The Children’s Place Canada	21,932	24,228
Total gross profit	$176,787	$183,647
Gross Margin:
The Children’s Place U.S.	40.2%	41.9%
The Children’s Place Canada	40.8%	48.2%
Total gross margin	40.3%	42.6%
Operating income:
The Children’s Place U.S. (2)	$32,553	$41,255
The Children’s Place Canada (3)	2,780	7,521
Total operating income	$35,333	$48,776
Operating income as a percent of net sales:
The Children’s Place U.S.	8.5%	10.8%
The Children’s Place Canada	5.2%	15.0%
Total operating income	8.1%	11.3%
Depreciation and amortization:
The Children’s Place U.S.	$14,230	$15,704
The Children’s Place Canada (3)	2,988	2,047
Total depreciation and amortization	$17,218	$17,751
Capital expenditures:
The Children’s Place U.S.	$19,160	$21,371
The Children’s Place Canada	2,852	3,164
Total capital expenditures	$22,012	$24,535

(1)	All of the Company's foreign revenues are included in The Children's Place Canada segment.

(2)
Included in the First Quarter 2012 is approximately $0.8 million of exit costs related to a management approved plan to exit the Company's distribution center in Ontario, California (the "West Coast DC") and move its operations to its distribution center in Fort Payne, Alabama. Total costs of exiting the West Coast DC, which will be completed during the second quarter of fiscal 2012, are expected to be approximately $4.0 million, and will primarily include lease termination costs (net of anticipated sublease income), asset disposal costs, and severance to affected employees.

(3)	The First Quarter 2012 includes approximately $0.9 million of accelerated depreciation for seven Canadian stores that will be remodeled earlier than anticipated.

	April 28, 2012	January 28, 2012	April 30, 2011
Total assets:
The Children’s Place U.S.	$698,803	$693,489	$722,821
The Children’s Place Canada	157,800	157,160	142,141
Total assets	$856,603	$850,649	$864,962

11.	SUBSEQUENT EVENTS
Subsequent to April 28, 2012 and through May 29, 2012, the Company repurchased 0.2 million shares for approximately $7.4 million, pursuant to the 2012 Share Repurchase Program.
On May 1, 2012, the Company entered into a letter agreement with Steven Baginski that provides for the Company's employment of Mr. Baginski on an at-will basis as the Company's Chief Financial Officer.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements of The Children's Place Retail Stores, Inc. (the “Company”) are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended January 28, 2012. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company's business and its dependence on consumer spending patterns, which may be affected by the continued weakness in the economy or by other factors such as increases in the cost of gasoline and food, and the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, and the uncertainty of weather patterns. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	First Quarter 2012 — The thirteen weeks ended April 28, 2012.

•	First Quarter 2011 — The thirteen weeks ended April 30, 2011.

•
Comparable Store Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months. Stores that temporarily close for non- substantial remodeling will be excluded from comparable store sales for only the period that they were closed.  A store is considered substantially remodeled if it has been relocated or materially changed in size.

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

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture and sell fashionable, high-quality, value‑priced merchandise, virtually all of which is under our proprietary “The Children's Place” and “Place” brand names. Our objective is to deliver high-quality merchandise at value prices. As of April 28, 2012, we operated 1,062 stores throughout North America and our e-commerce business at www.childrensplace.com.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on management responsibility: The Children's Place U.S. and The Children's Place Canada. Included in The Children's Place U.S. segment are our U.S. and Puerto Rico based stores. Each segment includes an e-commerce business located at www.childrensplace.com. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children's Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children's Place Canada segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales. As of April 28, 2012, The Children's Place U.S. operated 937 stores and The Children's Place Canada operated 125 stores. As of April 30, 2011, The Children's Place U.S. operated 922 stores and The Children's Place Canada operated 110 stores.
Recent Developments
During the First Quarter 2012, management took several actions to reduce our future operating costs, including the following:

•
Approved a plan to exit our distribution center in Ontario, California (the "West Coast DC") and move its operations to our distribution center in Fort Payne, Alabama. The lease of the West Coast DC expires in March 2016 and we ceased using the facility in May 2012. Total estimated costs of exiting the West Coast DC are approximately $4.0 million, and primarily include lease termination costs (net of anticipated sublease income), asset disposal costs, and severance to affected employees. Approximately $0.8 million of these costs were recognized during the First Quarter 2012 and are included in other costs in the accompanying condensed consolidated statements of operations;

•	We streamlined our field workforce and eliminated certain positions in our corporate headquarters and incurred approximately $2.0 million of severance expense; and

•
As part of a continuing store fleet review, we incurred an impairment charge of approximately $1.3 million for an oversized store whose lease we plan to terminate during the second quarter, we incurred approximately $0.9 million of accelerated depreciation for seven Canadian stores that will be remodeled earlier than anticipated, and we identified certain store fixtures and supplies that will no longer be used, which resulted in a write-off charge of approximately $0.7 million.

On March 3, 2011 our Board of Directors authorized a share repurchase program in the amount of $100 million (the “2011 Share Repurchase Program”), and on March 7, 2012, our Board of Director's authorized another share repurchase program in the amount of $50.0 million (the "2012 Share Repurchase Program").  During the First Quarter 2012, we completed the 2011 Share Repurchase Program by utilizing the final $19.2 million of availability. Under the 2012 Share Repurchase Program, we may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions.
On May 1, 2012, we entered into a letter agreement with Steven Baginski that provides for our employment of Mr. Baginski on an at-will basis as our Chief Financial Officer.
Operating Highlights
Net sales increased by $7.7 million, or 1.8%, to $438.5 million in the First Quarter 2012 from $430.8 million during the First Quarter 2011.  Our Comparable Retail Sales decreased 0.7% during the First Quarter 2012 compared to a 3.2% decrease during the First Quarter 2011.
We reported net income of $23.6 million, or $0.96 per diluted share during the First Quarter 2012, compared to $29.1 million, or $1.10 per diluted share, during the First Quarter 2011.
During the First Quarter 2012, we opened 18 The Children’s Place stores and closed five. During the First Quarter 2011, we opened 42 The Children’s Place stores and closed five.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes those average translation rates most impacting our operating results:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Average Translation Rates (1)
Canadian Dollar	1.0069	1.0238
Hong Kong Dollar	0.1289	0.1285
China Yuan Renminbi	0.1588	0.1524
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the First Quarter 2012, the effects of these translation rate changes on net sales, gross profit and income before taxes were decreases of $1.1 million, $0.5 million and $0.1 million, respectively.  Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which are priced in U.S. dollars.  The effect of these purchases on our gross profit was a decrease of approximately $0.3 million during the First Quarter 2012.

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
Inventory Valuation
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
We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  We estimate sell-through rates based upon historical and forecasted information.  Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our markdown reserve as of April 28, 2012 would have impacted net income by approximately $0.6 million.  Our markdown reserve balance at April 28, 2012 was approximately $10.2 million.
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

Stock-Based Compensation
We account for stock-based compensation according to the provisions of the “Compensation-Stock Compensation” topic of the FASB ASC.
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards generally vest ratably over three years except that those granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement ("Performance Awards"). Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the employee can earn up to 200% of their Target Shares. Performance Awards historically have cliff vested after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of our common stock on the grant date.  Effective with the adoption of the 2011 Equity Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of our common stock on the grant date.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our Fiscal 2012 net income by approximately $0.1 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance period.  The current performance period ends on February 2, 2013. To the extent that actual operating results for the rest of this fiscal year differ from our estimates, future performance share compensation expense could be significantly different. For the First Quarter 2012, a 25% increase or decrease in our projected future earnings would have caused a $0.4 million increase or decrease to stock-based compensation expense.
Stock Options
We have not issued stock options since fiscal 2008; however, certain stock options issued prior to fiscal 2008 remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at April 28, 2012.
Insurance and Self-Insurance Liabilities
Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of April 28, 2012 would have impacted net income by approximately $0.6 million.
Impairment of Long-Lived Assets
We periodically review our long-lived assets when events indicate that their carrying value may not be recoverable.  Such events include a historical or projected trend of cash flow losses or a future expectation that we will sell or dispose of an asset significantly before the end of its previously estimated useful life.  In reviewing for impairment, we group our long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  In that regard, we group our assets into two categories: corporate-related and store-related.  Corporate-related assets consist of those associated with our corporate offices, distribution centers and our information technology systems.  Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment and lease related assets associated with individual stores.
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At April 28, 2012, the average net book value per store was approximately $0.2 million.
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
Recently Adopted Accounting Standards
Effective January 29, 2012, the Company adopted the accounting standard update, “Comprehensive Income”.  Under this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company has elected to present comprehensive income in two separate but consecutive statements in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses increased approximately 80 basis points to 27.9% of net sales during the First Quarter 2012 from 27.1% during the First Quarter 2011.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of sales	59.7	57.4
Gross profit	40.3	42.6
Selling, general and administrative expenses	27.9	27.1
Asset impairment charge	0.3	0.1
Other costs	0.2	—
Depreciation and amortization	3.9	4.1
Operating income	8.1	11.3
Interest (expense), net	—	(0.1)
Income before income taxes	8.0	11.3
Provision for income taxes	2.7	4.5
Net income	5.4%	6.8%
Number of stores, end of period	1,062	1,032
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales:
The Children’s Place U.S.	$384,783	$380,508
The Children’s Place Canada	53,725	50,298
Total net sales	$438,508	$430,806
Gross profit:
The Children’s Place U.S.	$154,855	$159,419
The Children’s Place Canada	21,932	24,228
Total gross profit	$176,787	$183,647
Gross Margin:
The Children’s Place U.S.	40.2%	41.9%
The Children’s Place Canada	40.8%	48.2%
Total gross margin	40.3%	42.6%

The First Quarter 2012 Compared to the First Quarter 2011

Net sales increased by $7.7 million to $438.5 million during the First Quarter 2012 from $430.8 million during the First Quarter 2011.  Our net sales increase resulted from an $11.7 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales partially offset by a Comparable Retail Sales decrease of 0.7%, or $2.9 million, and $1.1 million from unfavorable changes in the Canadian exchange rate.  Our 0.7% decrease in Comparable Retail Sales was primarily the result of a 3% decline in the number of transactions partially offset by a 2% increase in the average dollar transaction size.  By department, Comparable Retail Sales were strongest for Girls.  Regionally, Comparable Store Sales were stronger in the Northeast and weaker in the South.  Comparable e-commerce sales, which are included in Comparable Retail Sales, increased 21.0% during the First Quarter 2012. Total e-commerce sales, which include postage and handling, increased to 11.2% of sales in the First Quarter 2012 from 9.7% in the First Quarter 2011.
On a segment basis, The Children’s Place U.S. net sales increased $4.3 million, or 1.1%, to $384.8 million in the First Quarter 2012 compared to $380.5 million in the First Quarter 2011.  This increase resulted from a $7.1 million increase in sales from new stores and other sales that did not qualify as comparable sales and a $6.2 million increase in e-commerce sales partially offset by a Comparable Store Sales decrease of 2.8%, or $9.0 million.  The decrease in Comparable Store Sales was primarily due to a 4% decline in the number of transactions partially offset by a 1% increase in the average dollar transaction size. The Children’s Place Canada net sales increased $3.4 million, or 6.8%, to $53.7 million in the First Quarter 2012 compared to $50.3 million in the First Quarter 2011.  This increase resulted primarily from a $4.6 million increase in sales from new stores and other sales that did not qualify as comparable sales and $2.0 million of e-commerce sales partially offset by a decline in Comparable Store Sales of 4.4%, or $2.1 million and a $1.1 million decrease resulting from unfavorable changes in the Canadian exchange rates.  The decrease in Comparable Store Sales was primarily the result of a 3% decline in the number of transactions and a 2% decrease in the average dollar transaction size.
During the First Quarter 2012, we opened 18 stores, consisting of 16 in the United States and two in Canada.
Gross profit decreased by $6.8 million to $176.8 million during the First Quarter 2012 from $183.6 million during the First Quarter 2011.  Consolidated Gross Margin decreased approximately 230 basis points to 40.3% during the First Quarter 2012 from 42.6% during the First Quarter 2011. The decrease in consolidated Gross Margin was primarily the result of higher product costs on Spring and Summer apparel. We increased retail prices to cover the increased product costs which resulted in a higher initial markup of approximately 20 basis points. Promotional markdowns off the higher list price resulted in a gross margin decline of approximately 200 basis points during the quarter, while distribution and occupancy costs de-leveraged approximately 50 basis points. Gross Margin at The Children's Place U.S. decreased approximately 170 basis points from 41.9% in the First Quarter 2011 to 40.2% in the First Quarter 2012, primarily due to higher product costs. A higher initial markup of approximately 30 basis points was more than offset by promotional markdowns of approximately 190 basis points during the quarter. Distribution and occupancy costs de-leveraged approximately 10 basis points.  Gross Margin at The Children's Place Canada decreased approximately 740 basis points from 48.2% in the First Quarter 2011 to 40.8% in the First Quarter 2012. Our initial markup in Canada was approximately 20 basis points lower than last year as we were unable to fully cover the significantly higher product costs in that market. In addition, promotional markdowns during the quarter resulted in approximately 370 basis points of de-leverage, and occupancy and distribution costs de-leveraged approximately 350 basis points.
Selling, general and administrative expenses increased $5.5 million to $122.2 million during the First Quarter 2012 from $116.7 million during the First Quarter 2011. As a percentage of net sales SG&A increased approximately 80 basis points to 27.9% during the First Quarter 2012 from 27.1% during the First Quarter 2011.  The comparability of our SG&A was affected by the following items:

•	we streamlined our field workforce and eliminated certain positions in our corporate headquarters which resulted in severance expense of approximately $2.0 million; and

•	as part of a continuing store fleet review, we identified certain store fixtures and supplies that will no longer be used, which resulted in a write-off charge of approximately $0.7 million.
Excluding the effect of the above, SG&A increased approximately $2.8 million, or 10 basis points, and included the following variances:

•	investments in growth initiatives increased our administrative payroll and related expenses by approximately $3.5 million, or 70 basis points;

•	pre-opening expenses decreased approximately $1.8 million, or 40 basis points, resulting from opening 24 fewer stores in the First Quarter 2012 compared to the First Quarter 2011; and

•
store expenses increased approximately $0.7 million; however, as a percentage of sales it decreased 10 basis points. The dollar increase is primarily due to having an average of 42 more stores during the First Quarter 2012 compared to the First Quarter 2011. The leveraging of store expenses resulted primarily from reduced credit card fees.

Asset impairment charges were $1.3 million during the First Quarter 2012 compared to $0.4 million during the First Quarter 2011.  During the First Quarter 2012 we impaired a store whose lease we plan to terminate during the second quarter. During the First Quarter 2011 we impaired two underperforming stores.
Other costs were $0.8 million during the First Quarter 2012 related to management's decision to close our West Coast DC.

Depreciation and amortization was $17.2 million, or 3.9% of net sales, during the First Quarter 2012, compared to $17.8 million, or 4.1% of net sales, during the First Quarter 2011. This decrease resulted from the lower cost of store build-outs over the past several years partially offset by accelerated depreciation associated with early remodels of certain Canadian stores.
Interest expense, net was $0.1 million during the First Quarter 2012, compared to $0.3 million during the First Quarter 2011.
Provision for income taxes was $11.7 million during the First Quarter 2012 compared to $19.4 million during the First Quarter 2011.  Our effective tax rate was 33.1% and 40.0% during the First Quarter 2012 and the First Quarter 2011, respectively. This reduction primarily relates to a change in our permanent reinvestment assertion of our Asian subsidiaries during the fourth quarter of 2011.
Net income was $23.6 million during the First Quarter 2012 compared to $29.1 million during the First Quarter 2011, due to the factors discussed above.  Diluted earnings per share was $0.96 in the First Quarter 2012 compared to $1.10 in the First Quarter 2011.  This decrease in earnings per diluted share is due to lower net income partially offset by a lower diluted weighted average common shares outstanding of approximately 1.7 million, which is primarily related to our share repurchase programs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and winter selling seasons.  Our primary uses of cash are the financing of new store openings, other capital projects, working capital requirements, which are principally inventory purchases, and the repurchases of our common stock.
Our working capital decreased $26.9 million to $346.3 million at April 28, 2012 compared to $373.2 million at April 30, 2011.  This decrease is primarily due to cash paid for share repurchases and capital expenditures mostly offset by cash generated from operations.  During the First Quarter 2012, under our share repurchase programs, we repurchased approximately 0.4 million shares for approximately $19.2 million.  Subsequent to April 28, 2012 and through May 29, 2012, we repurchased an additional 0.2 million shares for approximately $7.4 million.
Our credit facility provides for borrowings up to the lesser of $150.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At April 28, 2012, our borrowing base was $150.0 million, we had no outstanding borrowings and there were $31.9 million of outstanding letters of credit, with $118.1 million of availability for borrowings and a sublimit availability for letters of credit of $93.1 million.
As of April 28, 2012, we had approximately $204.8 million of cash and cash equivalents, of which $124.1 million of cash and cash equivalents was held in foreign subsidiaries, of which approximately $79.2 million was in our Canadian subsidiaries, $38.7 million was in our Hong Kong subsidiaries, $5.9 million was in our Barbadian subsidiary and $0.3 million was in our other Chinese subsidiaries. Because all of our investments in our foreign subsidiaries are considered permanently reinvested, any repatriation of cash from them would require the accrual and payment of U.S. federal and certain state taxes. We currently do not intend to repatriate cash from these subsidiaries.
We expect to be able to meet our working capital and capital expenditure requirements principally by using our cash on hand, cash flows from operations and availability under our credit facility.
Credit Facility
We and certain of our domestic subsidiaries maintain a credit agreement with Wells Fargo Bank, National Association, (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender (the “Credit Agreement”). The Credit Agreement has been amended from time to time and the provisions below reflect all amendments.
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
We are charged an unused line fee of 0.375% on the unused portion of the commitments.  Letter of credit fees range from 0.875% to 1.00% for commercial letters of credit and range from 1.25% to 1.50% for standby letters of credit.  Letter of credit fees are determined based on the amount of our average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.
The outstanding obligations under the Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  We are not subject to any early termination fees.
The Credit Agreement contains covenants, which include limitations on stock buybacks and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of our assets.
On August 16, 2011, the Credit Agreement was amended to provide for, among other things, an extension of the term of the Credit Agreement, a reduction in the maximum available borrowings under the facility, a reduction in the sublimit for standby and documentary letters of credit, and a net reduction in various rates charged under the Credit Agreement, each as reflected above. This amendment also provided for the elimination of the maximum capital expenditures covenant. In conjunction with this amendment, we paid $0.7 million in additional deferred financing costs.
As of April 28, 2012, we have capitalized an aggregate of approximately $3.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at April 28, 2012 was $1.5 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During the First Quarter 2012, cash flows provided by operating activities were $67.9 million compared to $57.2 million during the First Quarter 2011.  The net increase of $10.7 million in cash from operating activities resulted primarily from lower cash outflows of $15.3 million related to the timing of payments on accounts payable and other current liabilities, primarily in−transit inventory and payroll costs, partially offset by lower net income, exclusive of non-cash charges, of $4.1 million.
Cash flows used in investing activities were $22.1 million during the First Quarter 2012 compared to $22.3 million during the First Quarter 2011.  The decrease primarily resulted from $2.5 million less purchases of property and equipment resulting from less store openings during the First Quarter 2012 mostly offset by the release of $2.4 million of restricted cash during the First Quarter 2011.
During the First Quarter 2012, cash flows used in financing activities were $19.2 million compared to $10.0 million during the First Quarter 2011.  The increase primarily resulted from $6.9 million of cash inflows during the First Quarter 2011 related to the utilization of tax benefits associated with our equity awards and a $2.4 million decrease in proceeds from the exercise of stock options. We have not issued stock options since fiscal 2008 and the number of unexercised awards continues to decrease.
We continue to anticipate that total capital expenditures will be in the range of approximately $80 to $85 million in fiscal 2012.  During the First Quarter 2012, we opened 18 stores and remodeled 18 at an aggregate cost of approximately $15.1 million, of which approximately $2.9 million relates to our Canadian operations.  We have spent approximately $6.1 million on information technology, our corporate offices and other initiatives and approximately $0.8 million on projects in our distribution centers.  Over the next three quarters, we anticipate additional capital expenditures of approximately $40 million on store projects and approximately $22 million on information technology, including enterprise resource planning and e-commerce systems, and other initiatives. Of the remaining $62 million for fiscal 2012, approximately $9 million relates to our Canadian operations.
Our ability to continue to meet our capital requirements in fiscal 2012 depends on our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During the First Quarter 2012, we were able to fund our capital expenditures with cash generated from operating activities.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements over the next 12 months.  Further, we do not expect the current economic conditions to preclude us from meeting our cash requirements.
Historically, we have funded our capital expenditures primarily from operations, with occasional seasonal advances on our credit facility, however we have not had outstanding borrowings on our credit facility since fiscal 2008.  With a domestic cash balance of $80.7 million and a Canadian cash balance of $79.2 million at April 28, 2012, and approximately $118.1 million of availability on our credit facility, we expect to meet our capital requirements for the remainder of fiscal 2012.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  During the First Quarter 2012 we had no borrowings under the credit facility and any change in interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of April 28, 2012, net assets in Canada and Hong Kong were $124.8 million and $37.7 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $12.5 million and $3.8 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of April 28, 2012, we had approximately $118.2 million of our cash and cash equivalents held in foreign countries, of which approximately $79.2 million was in Canada, approximately $38.7 million was in Hong Kong and approximately $0.3 million was in China.
Foreign Operations
Approximately 13% of our consolidated net sales and total costs and expenses are transacted in foreign currencies.    As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, the First Quarter 2012 net sales could have decreased or increased by approximately $5.3 million and total costs and expenses could have decreased or increased by approximately $5.9 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At April 28, 2012, we had foreign currency denominated receivables and payables, including inter-company balances, of $1.8 million and $5.2 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.
We import a large percentage of our merchandise from China.  Consequently, any significant or sudden change in China’s political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on our financial position, results of operations or cash flows.

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
Management, including our Chief Executive Officer and President, our Interim Principal Accounting Officer and our Interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of April 28, 2012. Based on that evaluation, our Chief Executive Officer and President, Interim Principal Accounting Officer and Interim Principal Financial

Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of April 28, 2012, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Certain legal proceedings in which we are involved are discussed in Note 11 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 28, 2012. See Note 7 to the accompanying condensed consolidated financial statements for a discussion of any recent developments concerning our legal proceedings.

Item 1A.	RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended January 28, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 3, 2011 the Company’s Board of Directors authorized a share repurchase program in the amount of $100 million (the “2011 Share Repurchase Program”), and on March 7, 2012, the Company's Board of Director's authorized another share repurchase program in the amount of $50.0 million (the "2012 Share Repurchase Program").  On April 5, 2012, the Company completed its 2011 Share Repurchase Program. Under the 2012 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions.
 The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
1/29/12-2/25/12 (1)	131,248	$49.36	131,000	$12,774
2/26/12-3/31/12	184,500	51.79	184,500	53,223
4/1/12-4/28/12	61,701	52.26	61,701	50,000
Total	377,449	$51.02	377,201	$50,000
____________________________________________

(1)	248 shares were withheld to cover taxes in conjunction with the vesting of a stock award.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

10.1	Employment Offer Letter, dated as of May 1, 2012, by and between The Children's Place Retail Stores, Inc. and Steven Baginski.

10.2
Ninth Amendment and Consent Letter to the Credit Agreement, dated May 1, 2012, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc., TCP IH I, LLC and TCP IH II, LLC, as guarantors, and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, SwingLine Lender and as a Lender, Bank of America, N.A., HSBC Bank USA, and JPMorgan Chase Bank, N.A., as lenders.

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

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date:	May 31, 2012	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(A Principal Executive Officer)

Date:	May 31, 2012	By:	/S/ BERNARD L. MCCRACKEN
BERNARD L. MCCRACKEN
Interim Principal Accounting Officer and Vice
President, Corporate Controller
(A Principal Accounting Officer)

Date:	May 31, 2012	By:	/S/ JOHN E. TAYLOR
JOHN E. TAYLOR
Interim Principal Financial Officer, Treasurer and Vice
President, Finance
(A Principal Financial Officer)