Form 10-Q
period 2012-07-28
CHILDRENS PLACE RETAIL STORES INC
filed 2012-08-30
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2012

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of August 28, 2012 was 24,089,752 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 28, 2012

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	July 28, 2012	January 28, 2012	July 30, 2011
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158,621	$176,655	$151,503
Accounts receivable	23,408	17,382	22,760
Inventories	239,012	212,916	244,061
Prepaid expenses and other current assets	45,899	49,184	50,056
Deferred income taxes	18,894	17,188	14,520
Total current assets	485,834	473,325	482,900
Long-term assets:
Property and equipment, net	330,838	323,863	331,277
Deferred income taxes	47,606	49,054	55,058
Other assets	4,272	4,407	4,016
Total assets	$868,550	$850,649	$873,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$72,809	$55,516	$67,738
Income taxes payable	3,046	1,788	2,108
Accrued expenses and other current liabilities	91,637	74,251	82,903
Total current liabilities	167,492	131,555	152,749
Long-term liabilities:
Deferred rent liabilities	96,115	94,569	99,861
Other tax liabilities	9,012	9,109	15,511
Other long-term liabilities	8,187	6,050	5,251
Total liabilities	280,806	241,283	273,372
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 24,147, 24,711 and 25,491 issued; 24,120, 24,697 and 25,480 outstanding	2,415	2,471	2,549
Additional paid-in capital	211,952	210,159	217,367
Treasury stock, at cost (27, 14 and 11 shares)	(1,211)	(598)	(463)
Deferred compensation	1,211	598	463
Accumulated other comprehensive income	12,392	12,685	17,893
Retained earnings	360,985	384,051	362,070
Total stockholders’ equity	587,744	609,366	599,879
Total liabilities and stockholders’ equity	$868,550	$850,649	$873,251
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$360,826	$343,508	$799,334	$774,314
Cost of sales	246,583	227,943	508,304	475,102

Gross profit	114,243	115,565	291,030	299,212

Selling, general and administrative expenses	120,308	111,885	242,460	228,607
Asset impairment charges	280	980	1,530	1,378
Other costs	3,062	—	3,896	—
Depreciation and amortization	17,482	18,478	34,700	36,229

Operating income (loss)	(26,889)	(15,778)	8,444	32,998
Interest expense, net	(30)	(314)	(81)	(585)

Income (loss) before income taxes	(26,919)	(16,092)	8,363	32,413
Provision (benefit) for income taxes	(8,930)	(6,315)	2,760	13,106

Net income (loss)	$(17,989)	$(9,777)	$5,603	$19,307

Earnings (loss) per common share
Basic	$(0.74)	$(0.38)	$0.23	$0.74
Diluted	$(0.74)	$(0.38)	$0.23	$0.74

Weighted average common shares outstanding
Basic	24,249	25,738	24,392	25,925
Diluted	24,249	25,738	24,533	26,163

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income (loss)	$(17,989)	$(9,777)	$5,603	$19,307
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(2,772)	(1,316)	(293)	4,736
Comprehensive income (loss)	$(20,761)	$(11,093)	$5,310	$24,043

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,603	$19,307
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	34,700	36,229
Stock-based compensation	6,957	5,945
Excess tax benefits from stock-based compensation	—	(6,869)
Deferred taxes	(295)	(798)
Deferred rent expense and lease incentives	(6,371)	(7,389)
Other costs (non-cash)	3,266	—
Other	3,231	2,423
Changes in operating assets and liabilities:
Inventories	(26,030)	(32,406)
Prepaid expenses and other assets	(7,291)	(4,512)
Income taxes payable, net of prepayments	5,765	4,901
Accounts payable and other current liabilities	32,806	19,893
Deferred rent and other liabilities	8,217	10,810
Total adjustments	54,955	28,227
Net cash provided by operating activities	60,558	47,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(44,237)	(46,725)
Release of restricted cash	—	2,351
Purchase of company-owned life insurance policies	(28)	(196)
Net cash used in investing activities	(44,265)	(44,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for letters of credit under revolving credit facility	54,157	56,264
Repayments for letters of credit under revolving credit facility	(54,157)	(56,264)
Purchase and retirement of common stock, including transaction costs	(34,887)	(47,437)
Exercise of stock options	996	2,733
Excess tax benefits from stock-based compensation	—	6,869
Net cash used in financing activities	(33,891)	(37,835)
Effect of exchange rate changes on cash	(436)	2,717
Net decrease in cash and cash equivalents	(18,034)	(32,154)
Cash and cash equivalents, beginning of period	176,655	183,657
Cash and cash equivalents, end of period	$158,621	$151,503

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011
OTHER CASH FLOW INFORMATION:
Net cash (refunded)/paid during the year for income taxes	$(2,704)	$8,917
Cash paid during the year for interest	350	781
Increase in accrued purchases of property and equipment	1,320	938

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place Retail Stores, Inc. (the “Company”) as of July 28, 2012 and July 30, 2011 and the results of its consolidated operations and cash flows for the twenty-six weeks ended July 28, 2012 and July 30, 2011. The consolidated financial position as of January 28, 2012 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the twenty-six weeks ended July 28, 2012 and July 30, 2011 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	Second Quarter 2012 — The thirteen weeks ended July 28, 2012.

•	Second Quarter 2011 — The thirteen weeks ended July 30, 2011.

•	Year-To-Date 2012 — The twenty-six weeks ended July 28, 2012.

•	Year-To-Date 2011 — The twenty-six weeks ended July 30, 2011.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

•
FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years except that those granted to non-employee directors generally vest over one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement. Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the number of shares earned can be anywhere from zero up to a maximum percentage of the Target Shares, as defined in the award agreement, which historically has been 200%. Performance Awards have historically cliff vested after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of the Company’s common stock on the grant date.  Effective with the adoption of a new equity compensation plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of the Company’s common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned.
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
The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability; however, the assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency.  The investments of the rabbi trust consist of company-owned life insurance policies (“COLIs”) and Company stock.  The Deferred Compensation Plan liability, excluding Company stock, is included in other long-term liabilities and changes in the balance, except those relating to payments, are recognized as compensation expense.  The cash surrender values of the COLIs are included in other assets and related earnings and losses are recognized as investment income or loss, which is included in selling, general and administrative expenses.  Company stock deferrals are included in the equity section of the Company’s consolidated balance sheet as treasury stock and as a deferred compensation liability.  Deferred stock is recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized.
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.6 million at July 28, 2012 and $0.7 million at each of January 28, 2012 and July 30, 2011.  The cash surrender value of the COLIs, at fair value, was approximately $0.7 million at each of July 28, 2012, January 28, 2012 and July 30, 2011.  Company stock was $1.2 million, $0.6 million, and $0.5 million at July 28, 2012, January 28, 2012 and July 30, 2011, respectively.
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
During the first quarter of fiscal 2012, management approved a plan to exit its distribution center in Ontario, California (the "West Coast DC") and move its operations to its distribution center in Fort Payne, Alabama. The lease of the West Coast DC expires in March 2016 and the Company ceased using the facility in May 2012. During Year-To-Date 2012, the Company recognized approximately $3.9 million of costs in exiting the West Coast DC, which primarily included lease termination costs (net of anticipated sublease income), asset disposal costs, and severance to affected employees. These costs are included in other costs in the accompanying condensed consolidated statements of operations. Remaining costs associated with the exit of the West Coast DC are not expected to be material. At July 28, 2012, the Company had a remaining accrual of $2.5 million related to lease termination costs, of which $0.7 million is included in accrued expenses and other current liabilities and $1.8 million is included in other long-term liabilities.
Retained Earnings
The Company's credit facility agreement (see Note 6) includes limitations on paying dividends in cash. There are no other restrictions on the Company's retained earnings.
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
On August 18, 2010, the Company’s Board of Directors authorized a share repurchase program in the amount of $100 million (the “2010 Share Repurchase Program”), on March 3, 2011 another share repurchase program was authorized in the amount of $100 million (the “2011 Share Repurchase Program”), and on March 7, 2012, a third share repurchase program was authorized in the amount of $50 million (the "2012 Share Repurchase Program").  At July 28, 2012, there was approximately $34.4 million remaining on the 2012 Share Repurchase Program. The 2010 Share Repurchase Program and the 2011 Share Repurchase Program have been completed. Under the 2012 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
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
The following table summarizes the Company's share repurchases (in thousands):

	Twenty-six Weeks Ended
	July 28, 2012		July 30, 2011
	Shares	Value	Shares	Value
Shares repurchases related to:
2010 Share buyback program	—	$—	213.2	$10,147.7
2011 Share buyback program	377.2	19,245.5	745.2	36,474.4
2012 Share buyback program (1)	335.6	15,604.1	—	—
Withholding taxes	0.8	37.3	18.0	814.6
Shares acquired and held in treasury	12.6	612.6	10.7	462.8

(1)	Subsequent to July 28, 2012 and through August 28, 2012, the Company repurchased an additional 0.1 million shares for approximately $3.3 million.

In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2012 and Year-To-Date 2011, approximately $28.7 million and $39.2 million, respectively, were charged to retained earnings.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Deferred Awards	$3,224	$2,572	$5,601	$4,956
Performance Awards	736	630	1,356	989
Total stock-based compensation expense (1)	$3,960	$3,202	$6,957	$5,945
____________________________________________

(1)
During the Second Quarter 2012 and Second Quarter 2011, approximately $0.5 million and $0.6 million, respectively, were included in cost of sales. During Year-To-Date 2012 and Year-To-Date 2011, approximately $0.8 million and $1.0 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of $2.7 million and $2.4 million for Year-To-Date 2012 and Year-To-Date 2011, respectively.
Awards Granted During Year-To-Date 2012
Pursuant to an employment agreement and amendments thereto with its Chief Executive Officer and President, the Company granted Deferred Awards of 196,768 shares of its common stock that vest over three years.  In addition, the Company granted Performance Awards that provide for the issuance of 100,180 Target Shares if the Company meets its operating income target for fiscal 2012, which cliff vest over two years.  The Performance Awards have a minimum threshold that would provide 50% of the Target Shares and a maximum target that would provide 200% of the Target Shares.  Depending on the final operating income, the percentage earned can be 0%, or any percentage including and between 50% and 200%.  Any earned Performance Awards cliff vest in February 2014.
Additionally, the Company granted Deferred Awards of 246,034 shares of its common stock to employees, including new hire awards, which vest ratably over three years.  The Company also granted Performance Awards to employees that provide for the issuance of 129,696 Target Shares if the Company meets its operating income target for fiscal 2012.  The Performance Awards have a minimum threshold that would provide 50% of the Target Shares and a maximum target that would provide 200% of the Target Shares.  Depending on the final operating income, the percentage earned can be 0%, or any percentage including and between 50% and 200%.  Any earned Performance Awards cliff vest after three years.
On January 29, 2012, the Company made its annual grant of Deferred Awards to the members of its Board of Directors, which provide for the issuance of 16,032 shares of common stock. On June 13, 2012, the Company granted a Deferred Award to a new member of the Board of Directors that provides for the issuance of 1,482 shares of common stock. These awards vest over one year.
Changes in the Company’s Unvested Stock Awards during the Year-To-Date 2012
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards beginning of period	406	$47.96
Granted	460	48.51
Vested	(116)	49.55
Forfeited	(81)	49.41
Unvested Deferred Awards, end of period	669	$47.89

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $26.2 million as of July 28, 2012, which will be recognized over a weighted average period of approximately 2.4 years.
Performance Awards

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	6	$46.08
Granted	230	48.51
Vested	(2)	46.48
Forfeited	(26)	47.66
Unvested Performance Awards, end of period	208	$48.57
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

As of July 28, 2012, the Company estimates that for those awards in which the performance period is not yet complete, participants will earn 87.5% of their Target Shares. The cumulative expense recognized reflects changes in estimates as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $7.3 million as of July 28, 2012, which will be recognized over a weighted average period of approximately 2.2 years.
Stock Options
At July 28, 2012, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Year-To-Date 2012 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at beginning of period	154	$30.98	4.2	$2,943
Granted	—	—	—	—
Exercised	(32)	31.44	N/A	588
Forfeited	(1)	24.14	N/A	19
Options outstanding and exercisable at end of period	121	$30.91	3.9	$2,364

4.	NET INCOME (LOSS) PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income (loss)	$(17,989)	$(9,777)	$5,603	$19,307

Basic weighted average common shares	24,249	25,738	24,392	25,925
Dilutive effect of stock awards	—	—	141	238
Diluted weighted average common shares	24,249	25,738	24,533	26,163
Antidilutive stock awards	942	811	8	90

Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.
The diluted loss per share amounts presented in the condensed consolidated statements of operations for the Second Quarter 2012 and the Second Quarter 2011 exclude the dilutive effect of stock awards, which would have been anti-dilutive as a result of the net loss for those periods.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	July 28, 2012	January 28, 2012	July 30, 2011
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	34,370
Material handling equipment	10-15 yrs	52,082	52,770	51,021
Leasehold improvements	Lease life	397,849	403,080	406,330
Store fixtures and equipment	3-10 yrs	268,244	287,838	290,524
Capitalized software	5 yrs	78,737	78,623	77,080
Construction in progress	—	25,832	23,666	17,343
		861,695	884,928	880,071
Less accumulated depreciation and amortization		(530,857)	(561,065)	(548,794)
Property and equipment, net		$330,838	$323,863	$331,277
During the Second Quarter 2012, the Company recorded a $0.3 million impairment charge primarily related to two underperforming stores.  During the Second Quarter 2011, the Company recorded $1.0 million of impairment charges primarily related to four underperforming stores.
During Year-To-Date 2012, the Company recorded a $1.5 million impairment charge primarily related to three underperforming stores.  During Year-To-Date 2011, the Company recorded $1.4 million of impairment charges primarily related to six underperforming stores.
As of July 28, 2012, January 28, 2012 and July 30, 2011, the Company had approximately $7.4 million, $6.1 million and $5.6 million, respectively, in property and equipment for which payment had not been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

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
As of July 28, 2012, the Company has capitalized an aggregate of approximately $3.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at July 28, 2012 was $1.4 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
The table below presents the components (in millions) of the Company’s credit facility:

	July 28, 2012	January 28, 2012	July 30, 2011
Credit facility maximum	$150.0	$150.0	$200.0
Borrowing base	150.0	150.0	168.9

Outstanding borrowings	—	—	—
Letters of credit outstanding—merchandise	24.7	23.1	24.2
Letters of credit outstanding—standby	12.2	11.2	11.1
Utilization of credit facility at end of period	36.9	34.3	35.3

Availability (1)	$113.1	$115.7	$133.6

Interest rate at end of period (2)	4.0%	4.0%	3.3%

	Year-To-Date 2012	Fiscal 2011	Year-To-Date 2011
Average end of day loan balance during the period	$—	$—	$—
Highest end of day loan balance during the period	—	0.2	0.2
Average interest rate	4.0%	3.6%	3.3%
____________________________________________

(1)	The sublimit availability for the letters of credit was $88.1 million, $90.7 million, and $133.6 million at July 28, 2012, January 28, 2012, and July 30, 2011, respectively.

(2)
Prior to the amendment on August 16, 2011, the disclosed interest rate at the end of the period was equal to the prime rate. Effective with this amendment, the disclosed interest rate at the end of the period was equal to the prime rate plus a 0.75% fee, as noted above.

Letter of Credit Fees
Letter of credit fees approximated $0.1 million and $0.2 million in Year-To-Date 2012 and Year-To-Date 2011, respectively, and are included in cost of sales.

7.	LEGAL AND REGULATORY MATTERS

During the Second Quarter 2012, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings.  There were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

8.	INCOME TAXES
The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statement and income tax bases of assets and liabilities. The Company's deferred tax assets and liabilities are comprised largely of differences relating to depreciation, rent expense, inventory and various accruals and reserves.
The Company’s effective tax rate from continuing operations for the Second Quarter 2012 and Year-To-Date 2012 was 33.2% and 33.0%, respectively, compared to 39.2% and 40.4% during the Second Quarter 2011 and Year-To-Date 2011, respectively. This reduction primarily relates to the Company's assertion during the fourth quarter of fiscal 2011 that its investment in its Asian subsidiaries is permanent and that the earnings of such subsidiaries will be indefinitely reinvested. Accordingly, the Company stopped providing U.S. deferred taxes on the undistributed earnings of these subsidiaries.
During each of the Second Quarter 2012 and Year-To-Date 2012, the Company recognized approximately $0.1 million of additional interest expense related to its unrecognized tax benefits. During the Second Quarter 2011 and Year-To-Date 2011, the Company recognized approximately $0.2 million and $0.3 million, respectively, of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

9.	INTEREST EXPENSE, NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Interest income	$228	$240	$451	$478
Tax-exempt interest income	—	2	—	7
Total interest income	228	242	451	485

Less:
Interest expense – credit facilities	39	63	76	126
Unused line fee	110	317	224	621
Amortization of deferred financing fees	91	145	182	290
Other interest and fees	18	31	50	33
Total interest expense	258	556	532	1,070
Interest expense, net	$(30)	$(314)	$(81)	$(585)

10.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on management responsibility: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores. Each segment includes an e-commerce business located at www.childrensplace.com.  The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of July 28, 2012, The Children’s Place U.S. operated 954 stores and The Children’s Place Canada operated 126 stores. As of July 30, 2011, The Children’s Place U.S. operated 944 stores and The Children’s Place Canada operated 116 stores.
The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales (1):
The Children’s Place U.S.	$310,053	$294,417	$694,836	$674,925
The Children’s Place Canada	50,773	49,091	104,498	99,389
Total net sales	$360,826	$343,508	$799,334	$774,314
Gross profit:
The Children’s Place U.S.	$95,641	$93,326	$250,496	$252,745
The Children’s Place Canada	18,602	22,239	40,534	46,467
Total gross profit	$114,243	$115,565	$291,030	$299,212
Gross Margin:
The Children’s Place U.S.	30.8%	31.7%	36.1%	37.4%
The Children’s Place Canada	36.6%	45.3%	38.8%	46.8%
Total gross margin	31.7%	33.6%	36.4%	38.6%
Operating income (loss):
The Children’s Place U.S. (2)	$(25,239)	$(20,269)	$7,314	$20,986
The Children’s Place Canada (3)	(1,650)	4,491	1,130	12,012
Total operating income (loss)	$(26,889)	$(15,778)	$8,444	$32,998
Operating income (loss) as a percent of net sales:
The Children’s Place U.S.	(8.1)%	(6.9)%	1.1%	3.1%
The Children’s Place Canada	(3.2)%	9.1%	1.1%	12.1%
Total operating income (loss)	(7.5)%	(4.6)%	1.1%	4.3%
Depreciation and amortization:
The Children’s Place U.S.	$14,493	$16,259	$28,723	$31,963
The Children’s Place Canada (3)	2,989	2,219	5,977	4,266
Total depreciation and amortization	$17,482	$18,478	$34,700	$36,229
Capital expenditures:
The Children’s Place U.S.	$16,130	$18,324	$35,290	$39,695
The Children’s Place Canada	6,095	3,866	8,947	7,030
Total capital expenditures	$22,225	$22,190	$44,237	$46,725

(1)	All of the Company's foreign revenues are included in The Children's Place Canada segment.

(2)	Exit costs associated with the Company's exit of its west coast distribution center approximated $3.1 million and $3.9 million for the Second Quarter 2012 and Year-To-Date 2012, respectively.

(3)
The Company remodeled certain Canadian stores earlier than originally anticipated. Accelerated depreciation associated with these stores approximated $0.5 million and $1.4 million for the Second Quarter 2012 and Year-To-Date 2012, respectively.

	July 28, 2012	January 28, 2012	July 30, 2011
Total assets:
The Children’s Place U.S.	$711,865	$693,489	$723,073
The Children’s Place Canada	156,685	157,160	150,178
Total assets	$868,550	$850,649	$873,251

11.	SUBSEQUENT EVENTS
Subsequent to July 28, 2012 and through August 28, 2012, the Company repurchased 0.1 million shares for approximately $3.3 million, which brought the total under the 2012 Share Repurchase Program to approximately $18.9 million.
In August 2012, management approved a plan to close the Company's northeast distribution center in Dayton, New Jersey and move its operations to our southeast distribution center in Fort Payne, Alabama. For fiscal 2012, the Company expects to incur related exit costs of approximately $16 million, of which approximately $5 million will be incurred in the third quarter and approximately $11 million will be incurred in the fourth quarter.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements of The Children's Place Retail Stores, Inc. (the “Company”) are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended January 28, 2012. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company's business and its dependence on consumer spending patterns, which may be affected by the continued weakness in the economy or by other factors such as increases in the cost of gasoline and food, and the uncertainty of weather patterns. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Second Quarter 2012 — The thirteen weeks ended July 28, 2012.

•	Second Quarter 2011 — The thirteen weeks ended July 30, 2011.

•	Year-To-Date 2012 — The twenty-six weeks ended July 28, 2012.

•	Year-To-Date 2011 — The twenty-six weeks ended July 30, 2011.

•
Comparable Store Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months. Stores that temporarily close for non- substantial remodeling will be excluded from comparable store sales for only the period that they were closed.  A store is considered substantially remodeled if it has been relocated or materially changed in size.

•	Comparable E-commerce Sales — Sales from our e-commerce store, excluding postage and handling fees.

•	Comparable Retail Sales — Comparable Store Sales plus Comparable E-commerce Sales.

•	Gross Margin — Gross profit expressed as a percentage of net sales.

•	SG&A — Selling, general and administrative expenses.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

•
FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture and sell fashionable, high-quality, value-priced merchandise, virtually all of which is under our proprietary “The Children's Place” and “Place” brand names. Our objective is to deliver high-quality merchandise at value prices. As of July 28, 2012, we operated 1,080 stores throughout North America and our e-commerce business at www.childrensplace.com.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on management responsibility: The Children's Place U.S. and The Children's Place Canada. Included in The Children's Place U.S. segment are our U.S. and Puerto Rico based stores. Each segment includes an e-commerce business located at www.childrensplace.com. We measure our segment profitability based on operating income, defined as income before interest and taxes. Net sales and direct costs are recorded by each segment. Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children's Place U.S. segment. Expenses related to these functions, including depreciation and amortization, are allocated to The Children's Place Canada segment based primarily on net sales. The assets related to these functions are not allocated. We periodically review these allocations and adjust them based upon changes in business circumstances. Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales. As of July 28, 2012, The Children's Place U.S. operated 954 stores and The Children's Place Canada operated 126 stores. As of July 30, 2011, The Children's Place U.S. operated 944 stores and The Children's Place Canada operated 116 stores.
Recent Developments
During the Second Quarter 2012, we completed our plan to exit our distribution center in Ontario, California (the "West Coast DC"). For Year-To-Date 2012, we recognized approximately $3.9 million of costs, primarily related to lease termination costs (net of anticipated sublease income), asset disposal costs and severance to affected employees. These costs are included in other costs in the accompanying condensed consolidated statements of operations.
In August 2012, management approved a plan to close the Company's northeast distribution center in Dayton, New Jersey and move its operations to our southeast distribution center in Fort Payne, Alabama. For fiscal 2012, the Company expects to incur related exit costs of approximately $16 million, of which approximately $5 million will be incurred in the third quarter and approximately $11 million will be incurred in the fourth quarter.
Operating Highlights
Net sales increased by $25.0 million, or 3.2%, to $799.3 million in Year-To-Date 2012 from $774.3 million during Year-To-Date 2011.  Our Comparable Retail Sales increased 1.1% during Year-To-Date 2012 compared to a 4.3% decrease during Year-To-Date 2011.
We reported net income of $5.6 million, or $0.23 per diluted share during Year-To-Date 2012, compared to $19.3 million, or $0.74 per diluted share, during Year-To-Date 2011.
During Year-To-Date 2012, we opened 37 The Children’s Place stores and closed six. During Year-To-Date 2011, we opened 70 The Children’s Place stores and closed five.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes those average translation rates most impacting our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Average Translation Rates (1)
Canadian Dollar	0.9859	1.0347	0.9953	1.0292
Hong Kong Dollar	0.1289	0.1285	0.1289	0.1285
China Yuan Renminbi	0.1576	0.1543	0.1580	0.1534
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the Second Quarter 2012, the effects of these translation rate changes on net sales and gross profit were decreases of $2.4 million and $0.9 million, respectively, and on loss before taxes it was an increase of $0.1 million.  For Year-To-Date 2012, the effects of these translation rate changes on net sales and gross profit were decreases of $3.5 million and $1.4 million, respectively. There was no impact on income before taxes. Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which are priced in U.S. dollars.  The effects of these purchases on our gross profit were decreases of approximately $0.8 million and $1.1 million during the Second Quarter 2012 and Year-To-Date 2012, respectively.

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
We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  We estimate sell-through rates based upon historical and forecasted information.  Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our markdown reserve as of July 28, 2012 would have impacted net income by approximately $0.5 million.  Our markdown reserve balance at July 28, 2012 was approximately $7.6 million.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards generally vest ratably over three years except that those granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement ("Performance Awards"). Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the employee can earn up to 200% of their Target Shares. Performance Awards historically have cliff vested after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of our common stock on the grant date.  Effective with the adoption of the 2011 Equity Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of our common stock on the grant date.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated annual forfeiture rate would impact our Fiscal 2012 net income by approximately $0.3 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance period.  The current performance period ends on February 2, 2013. To the extent that actual operating results for the rest of this fiscal year differ from our estimates, future performance share compensation expense could be significantly different. A 25% increase in our annual projected operating income for fiscal 2012 would have caused a $1.7 million increase to stock-based compensation expense during Year-To-Date 2012. A 25% decrease in our annual projected operating income for fiscal 2012 would have caused a $1.3 million decrease to stock-based compensation expense during Year-To-Date 2012.
Stock Options
We have not issued stock options since fiscal 2008; however, certain stock options issued prior to fiscal 2008 remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at July 28, 2012.
Insurance and Self-Insurance Liabilities
Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of July 28, 2012 would have impacted net income by approximately $0.6 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At July 28, 2012, the average net book value per store was approximately $0.2 million.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses increased approximately 70 basis points to 33.3% of net sales during the Second Quarter 2012 from 32.6% during the Second Quarter 2011.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.3	66.4	63.6	61.4
Gross profit	31.7	33.6	36.4	38.6
Selling, general and administrative expenses	33.3	32.6	30.3	29.5
Asset impairment charge	0.1	0.3	0.2	0.2
Other costs	0.8	—	0.5	—
Depreciation and amortization	4.8	5.4	4.3	4.7
Operating income (loss)	(7.5)	(4.6)	1.1	4.3
Interest (expense), net	—	(0.1)	—	(0.1)
Income (loss) before income taxes	(7.5)	(4.7)	1.0	4.2
Provision (benefit) for income taxes	(2.5)	(1.8)	0.3	1.7
Net income (loss)	(5.0)%	(2.8)%	0.7%	2.5%
Number of stores, end of period	1,080	1,060	1,080	1,060
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales:
The Children’s Place U.S.	$310,053	$294,417	$694,836	$674,925
The Children’s Place Canada	50,773	49,091	104,498	99,389
Total net sales	$360,826	$343,508	$799,334	$774,314
Gross profit:
The Children’s Place U.S.	$95,641	$93,326	$250,496	$252,745
The Children’s Place Canada	18,602	22,239	40,534	46,467
Total gross profit	$114,243	$115,565	$291,030	$299,212
Gross Margin:
The Children’s Place U.S.	30.8%	31.7%	36.1%	37.4%
The Children’s Place Canada	36.6%	45.3%	38.8%	46.8%
Total gross margin	31.7%	33.6%	36.4%	38.6%

The Second Quarter 2012 Compared to the Second Quarter 2011

Net sales increased by $17.3 million to $360.8 million during the Second Quarter 2012 from $343.5 million during the Second Quarter 2011.  Our net sales increase resulted from a Comparable Retail Sales increase of 3.4%, or $10.6 million, a $9.1 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales partially offset by $2.4 million from unfavorable changes in the Canadian exchange rate.  Our 3.4% increase in Comparable Retail Sales was primarily the result of a 2% increase in the number of transactions and a 1% increase in the average dollar transaction size.  Comparable E-commerce Sales increased 21.2% during the Second Quarter 2012. Total e-commerce sales, which include postage and handling, increased to 10.5% of sales in the Second Quarter 2012 from 9.1% in the Second Quarter 2011.
On a segment basis, The Children’s Place U.S. net sales increased $15.7 million, or 5.3%, to $310.1 million in the Second Quarter 2012 compared to $294.4 million in the Second Quarter 2011.  This increase resulted from a $5.8 million increase in sales from new stores and other sales that did not qualify as comparable sales, a $5.5 million increase in Comparable E-commerce Sales and a Comparable Store Sales increase of 1.8%, or $4.4 million.  The increase in Comparable Store Sales was primarily due to a 1% increase in the number of transactions and a 1% increase in the average dollar transaction size. The Children’s Place Canada net sales increased $1.7 million, or 3.4%, to $50.8 million in the Second Quarter 2012 compared to $49.1 million in the Second Quarter 2011.  This increase resulted primarily from a $3.4 million increase in sales from new stores and other sales that did not qualify as comparable sales and a $0.9 million increase in Comparable E-commerce Sales partially offset by a $2.4 million decrease resulting from unfavorable changes in the Canadian exchange rates and a decline in Comparable Store Sales of 0.4%, or $0.2 million. The decrease in Comparable Store Sales was primarily the result of a 3% decrease in the average dollar transaction size mostly offset by a 3% increase in the number of transactions.
During the Second Quarter 2012, we opened 19 stores, consisting of 18 in the United States and one in Canada.
Gross profit decreased by $1.4 million to $114.2 million during the Second Quarter 2012 from $115.6 million during the Second Quarter 2011.  Consolidated Gross Margin decreased approximately 190 basis points to 31.7% during the Second Quarter 2012 from 33.6% during the Second Quarter 2011. The decrease in consolidated Gross Margin was primarily the result of higher product costs on Spring and Summer apparel. Increased retail prices to cover increased product costs, coupled with higher markdowns resulted in a gross margin decline of approximately 250 basis points, partially offset by approximately 60 basis points of leverage in distribution and occupancy costs. Gross Margin at The Children's Place U.S. decreased approximately 90 basis points from 31.7% in the Second Quarter 2011 to 30.8% in the Second Quarter 2012, primarily due to higher product costs. Increased product costs, increased retail prices, and higher markdowns resulted in a gross margin decline of approximately 200 basis points, partially offset by approximately 110 basis points of leverage in distribution and occupancy costs.  Gross Margin at The Children's Place Canada decreased approximately 870 basis points from 45.3% in the Second Quarter 2011 to 36.6% in the Second Quarter 2012. Increased product costs, increased retail prices, and higher markdowns resulted in a gross margin decline of approximately 760 basis points. Distribution, production and design costs, and occupancy costs de-leveraged approximately 110 basis points.
Selling, general and administrative expenses increased $8.4 million to $120.3 million during the Second Quarter 2012 from $111.9 million during the Second Quarter 2011. As a percentage of net sales SG&A increased approximately 70 basis points to 33.3% during the Second Quarter 2012 from 32.6% during the Second Quarter 2011.  The comparability of our SG&A was affected by the following items:

•	we incurred approximately $1.1 million of expense related to a legal settlement; and

•	as part of a continuing store fleet review, we identified certain store fixtures and supplies that will no longer be used, which resulted in a write-off charge of approximately $0.2 million.
Excluding the effect of the above, SG&A increased approximately $7.1 million, or 40 basis points, and included the following variances:

•	investments in growth initiatives increased our administrative payroll and related expenses by approximately $3.8 million, or 80 basis points;

•	employee termination costs increased approximately $0.8 million, or 20 basis points, primarily resulting from the departure of our chief operating officer;

•	pre-opening expenses decreased approximately $0.7 million, or 20 basis points, resulting from opening 9 fewer stores in the Second Quarter 2012 compared to the Second Quarter 2011; and

•
store expenses increased approximately $2.2 million; however, as a percentage of sales it decreased 40 basis points. The dollar increase is primarily due to having an average of 25 more stores during the Second Quarter 2012 compared to the Second Quarter 2011. The leveraging of store expenses resulted primarily from an increase in Comparable Store Sales and reduced credit card fees.

Asset impairment charges were $0.3 million during the Second Quarter 2012 compared to $1.0 million during the Second Quarter 2011.  During the Second Quarter 2012, we impaired two underperforming stores and during the Second Quarter 2011, we impaired four underperforming stores.
Other costs were $3.1 million during the Second Quarter 2012 and consist of exit costs related to management's decision to close our West Coast DC.
Depreciation and amortization was $17.5 million, or 4.8% of net sales, during the Second Quarter 2012, compared to $18.5 million, or 5.4% of net sales, during the Second Quarter 2011. This decrease resulted from the lower cost of store build-outs over the past several years partially offset by $0.5 million of accelerated depreciation associated with early remodels of certain Canadian stores.
Benefit for income taxes was $8.9 million during the Second Quarter 2012 compared to $6.3 million during the Second Quarter 2011.  Our effective tax rate was 33.2% and 39.2% during the Second Quarter 2012 and the Second Quarter 2011, respectively. This reduction primarily relates to a change in our permanent reinvestment assertion of our Asian subsidiaries during the fourth quarter of 2011.
Net loss was $18.0 million during the Second Quarter 2012 compared to $9.8 million during the Second Quarter 2011, due to the factors discussed above.  Loss per share was $0.74 in the Second Quarter 2012 compared to $0.38 in the Second Quarter 2011.  This increase in loss per share is due to the increase in net loss for the quarter and to a lower weighted average common shares outstanding of approximately 1.5 million, which is primarily the result of our share repurchase programs.
Year-To-Date 2012 Compared to Year-To-Date 2011
Net sales increased by $25.0 million to $799.3 million during Year-To-Date 2012 from $774.3 million during Year-To-Date 2011.  Our net sales increase resulted from a $20.7 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales, a Comparable Retail Sales increase of 1.1%, or $7.8 million, partially offset by $3.5 million from unfavorable changes in the Canadian exchange rate.  Our 1.1% increase in Comparable Retail Sales was primarily the result of a 1% increase in the average dollar transaction size.  Comparable E-commerce Sales increased 21.1% during Year-To-Date 2012. Total e-commerce sales, which include postage and handling, increased to 10.9% of sales during Year-To-Date 2012 from 9.4% during Year-To-Date 2011.
On a segment basis, The Children’s Place U.S. net sales increased $19.9 million, or 3.0%, to $694.8 million during Year-To-Date 2012 compared to $674.9 million during Year-To-Date 2011.  This increase resulted from a $12.7 million increase in sales from new stores and other sales that did not qualify as comparable sales and a $11.7 million increase in Comparable E-commerce Sales partially offset by a Comparable Store Sales decrease of 0.8%, or $4.5 million.  The decrease in Comparable Store Sales was primarily due to a 2% decrease in the number of transactions partially offset by a 1% increase in the average dollar transaction size. The Children’s Place Canada net sales increased $5.1 million, or 5.1%, to $104.5 million during Year-To-Date 2012 compared to $99.4 million during Year-To-Date 2011.  This increase resulted primarily from a $8.0 million increase in sales from new stores and other sales that did not qualify as comparable sales and a $2.9 million increase in Comparable E-commerce Sales partially offset by a $3.5 million decrease resulting from unfavorable changes in the Canadian exchange rates and a decline in Comparable Store Sales of 2.5%, or $2.3 million. The decrease in Comparable Store Sales was primarily the result of a 2% decrease in the average dollar transaction size.
During Year-To-Date 2012, we opened 37 stores, consisting of 34 in the United States and three in Canada.
Gross profit decreased by $8.2 million to $291.0 million during Year-To-Date 2012 from $299.2 million during Year-To-Date 2011.  Consolidated Gross Margin decreased approximately 220 basis points to 36.4% during Year-To-Date 2012 from 38.6% during Year-To-Date 2011. The decrease in consolidated Gross Margin was primarily the result of higher product costs on Spring and Summer apparel. Increased retail prices to cover increased product costs, coupled with higher markdowns resulted in a gross margin decline of approximately 220 basis points. Gross Margin at The Children's Place U.S. decreased approximately 130 basis points from 37.4% during Year-To-Date 2011 to 36.1% during Year-To-Date 2012, primarily due to higher product costs. Increased product costs, increased retail prices, and higher markdowns resulted in a gross margin decline of approximately 190 basis points. Distribution and occupancy costs leveraged approximately 60 basis points.  Gross Margin at The Children's Place Canada decreased approximately 800 basis points from 46.8% during Year-To-Date 2011 to 38.8% during Year-To-Date 2012. Increased product costs, increased retail prices, and higher markdowns resulted in a gross margin decline of approximately 640 basis points. Distribution, production and design costs, and occupancy costs de-leveraged approximately 160 basis points.
Selling, general and administrative expenses increased $13.9 million to $242.5 million during Year-To-Date 2012 from $228.6 million during Year-To-Date 2011. As a percentage of net sales SG&A increased approximately 80 basis points to 30.3% during Year-To-Date 2012 from 29.5% during Year-To-Date 2011.  The comparability of our SG&A was affected by the following items:

•	we streamlined our field workforce and eliminated certain positions in our corporate headquarters which resulted in severance expense of approximately $2.0 million;

•	we incurred approximately $1.1 million of expense related to a legal settlement; and

•	as part of a continuing store fleet review, we identified certain store fixtures and supplies that will no longer be used, which resulted in a write-off charge of approximately $0.9 million.
Excluding the effect of the above, SG&A increased approximately $9.9 million, or 30 basis points, and included the following variances:

•	investments in growth initiatives increased our administrative payroll and related expenses by approximately $6.5 million, or 70 basis points;

•	pre-opening expenses decreased approximately $2.5 million, or 30 basis points, resulting from opening 28 fewer stores during Year-To-Date 2012 compared to Year-To-Date 2011; and

•
store expenses increased approximately $2.9 million; however, as a percentage of sales it decreased 20 basis points. The dollar increase is primarily due to having an average of 34 more stores during Year-To-Date 2012 compared to Year-To-Date 2011. The leveraging of store expenses resulted primarily from an increase in Comparable Store Sales and reduced credit card fees.

Asset impairment charges were $1.5 million during Year-To-Date 2012 compared to $1.4 million during Year-To-Date

2011.  During Year-To-Date 2012, we impaired three underperforming stores and during Year-To-Date 2011, we impaired six underperforming stores.
Other costs were $3.9 million during Year-To-Date 2012 and consist of exit costs related to management's decision to close our West Coast DC.
Depreciation and amortization was $34.7 million, or 4.3% of net sales, during Year-To-Date 2012, compared to $36.2 million, or 4.7% of net sales, during Year-To-Date 2011. This decrease resulted from the lower cost of store build-outs over the past several years partially offset by $1.4 million of accelerated depreciation associated with early remodels of certain Canadian stores.
Provision for income taxes was $2.8 million during Year-To-Date 2012 compared to $13.1 million during Year-To-Date 2011.  Our effective tax rate was 33.0% and 40.4% during Year-To-Date 2012 and Year-To-Date 2011, respectively. This reduction primarily relates to a change in our permanent reinvestment assertion of our Asian subsidiaries during the fourth quarter of 2011.
Net income was $5.6 million during Year-To-Date 2012 compared to $19.3 million during Year-To-Date 2011, due to the factors discussed above.  Earnings per diluted share was $0.23 during Year-To-Date 2012 compared to $0.74 during Year-To-Date 2011.  This decrease in earnings per share is due to a decrease in net income partially offset by a lower weighted average diluted shares outstanding of approximately 1.6 million, which is primarily the result of our share repurchase programs.

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
Our working capital decreased $11.9 million to $318.3 million at July 28, 2012 compared to $330.2 million at July 30, 2011.  This decrease is primarily due to cash paid for share repurchases and capital expenditures mostly offset by cash generated from operations. During Year-To-Date 2012, under our share repurchase programs, we repurchased approximately 0.7 million shares for approximately $34.8 million.  Subsequent to July 28, 2012 and through August 28, 2012, we repurchased an additional 0.1 million shares for approximately $3.3 million.
Our credit facility provides for borrowings up to the lesser of $150.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At July 28, 2012, our borrowing base was $150.0 million, we had no outstanding borrowings and there were $36.9 million of outstanding letters of credit, with $113.1 million of availability for borrowings and a sublimit availability for letters of credit of $88.1 million.
As of July 28, 2012, we had approximately $158.6 million of cash and cash equivalents, of which $125.2 million of cash and cash equivalents was held in foreign subsidiaries, of which approximately $72.5 million was in our Canadian subsidiaries, $45.0 million was in our Hong Kong subsidiaries and $7.7 million was in other subsidiaries. Because all of our investments in our foreign subsidiaries are considered permanently reinvested, any repatriation of cash from them would require the accrual and payment of U.S. federal and certain state taxes. We currently do not intend to repatriate cash from these subsidiaries.
We expect to be able to meet our working capital and capital expenditure requirements principally by using our cash on hand, cash flows from operations and availability under our credit facility.
Credit Facility
We and certain of our domestic subsidiaries maintain a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender (the “Credit Agreement”). The Credit Agreement has been amended from time to time and the provisions below reflect all amendments.
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
As of July 28, 2012, we have capitalized an aggregate of approximately $3.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at July 28, 2012 was $1.4 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2012, cash flows provided by operating activities were $60.6 million compared to $47.5 million during Year-To-Date 2011.  The net increase of $13.1 million in cash from operating activities resulted primarily from cash inflows of $12.9 million related to the timing of payments on accounts payable and other current liabilities and lower cash outflows of $6.4 million related to inventories, primarily due to the timing of inventory receipts, partially offset by lower net income, exclusive of non-cash charges, of $10.1 million.
Cash flows used in investing activities were $44.3 million during Year-To-Date 2012 compared to $44.6 million during Year-To-Date 2011.  The decrease primarily resulted from $2.5 million less purchases of property and equipment resulting from less store openings during Year-To-Date 2012 mostly offset by the release of $2.4 million of restricted cash during Year-To-Date 2011.
During Year-To-Date 2012, cash flows used in financing activities were $33.9 million compared to $37.8 million during Year-To-Date 2011.  The decrease primarily resulted from $34.9 million for purchases of our common stock, primarily related to our share repurchase programs, during Year-To-Date 2012 compared to $47.4 during Year-To-Date 2011, partially offset by $6.9 million of cash inflows during the Year-To-Date 2011 related to the utilization of tax benefits associated with our equity awards and a $1.7 million decrease in proceeds from the exercise of stock options. We have not issued stock options since fiscal 2008 and the number of unexercised awards continues to decrease.
We anticipate that total capital expenditures will be in the range of approximately $85 to $90 million in fiscal 2012.  During Year-To-Date 2012, we opened 37 stores and remodeled 44 at an aggregate cost of approximately $32.6 million, of which approximately $8.7 million relates to our Canadian operations.  We have spent approximately $10.7 million on information technology, our corporate offices and other initiatives and approximately $0.9 million on projects in our distribution centers.  Over the next two quarters, we anticipate additional capital expenditures of approximately $29.0 million on store projects, approximately $13.0 million on information technology, including enterprise resource planning and e-commerce systems, and approximately $2.0 million on projects in our distribution centers. Of the remaining $44.0 million for fiscal 2012, approximately $7.0 million relates to our Canadian operations.
Our ability to continue to meet our capital requirements in fiscal 2012 depends on our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2012, we were able to fund our capital expenditures with cash generated from operating activities.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements over the next 12 months.  Further, we do not expect the current economic conditions to preclude us from meeting our cash requirements.

Historically, we have funded our capital expenditures primarily from operations. We have not had outstanding borrowings on our credit facility since fiscal 2008.  With a domestic cash balance of $38.4 million and a Canadian cash balance of $72.5 million at July 28, 2012, and approximately $113.1 million of availability on our credit facility, we expect to meet our capital requirements for the remainder of fiscal 2012.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  During Year-To-Date 2012 we had no borrowings under the credit facility and any change in interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of July 28, 2012, net assets in Canada and Hong Kong were $120.1 million and $44.5 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by $12.0 million and $4.4 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of July 28, 2012, we had approximately $120.2 million of our cash and cash equivalents held in foreign countries, of which approximately $72.5 million was in Canada, approximately $45.0 million was in Hong Kong and approximately $2.7 million was in other foreign countries.
Foreign Operations
Approximately 13% of our consolidated net sales and total costs and expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2012 net sales could have decreased or increased by approximately $10.4 million and total costs and expenses could have decreased or increased by approximately $12.1 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At July 28, 2012, we had foreign currency denominated receivables and payables, including inter-company balances, of $3.2 million and $10.0 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.
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

Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of July 28, 2012. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of July 28, 2012, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

On March 7, 2012, the Company's Board of Director's authorized a share repurchase program in the amount of $50.0 million (the "2012 Share Repurchase Program").  Under the 2012 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
4/29/12-5/26/12 (1)	157,039	$46.07	155,156	$42,856
5/27/12-6/30/12 (2)	128,502	45.36	126,498	37,117
7/1/12-7/28/12	53,900	50.30	53,900	34,407
Total	339,441	$46.47	335,554	$34,407
____________________________________________

(1)	Includes 1,363 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and
520 shares withheld to cover taxes in conjunction with the vesting of a stock award.

(2)	Includes 2,004 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date:	August 30, 2012	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 30, 2012	By:	/S/ STEVEN E. BAGINSKI
STEVEN E. BAGINSKI
Chief Financial Officer
(Principal Financial Officer)