Form 10-Q
period 2012-10-27
CHILDRENS PLACE RETAIL STORES INC
filed 2012-11-29
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2012

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of November 27, 2012 was 23,589,091 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 27, 2012

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 27, 2012	January 28, 2012	October 29, 2011
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$203,101	$176,655	$152,621
Accounts receivable	25,948	17,382	25,867
Inventories	266,400	212,916	256,425
Prepaid expenses and other current assets	36,709	49,184	39,462
Deferred income taxes	18,112	17,188	14,986
Total current assets	550,270	473,325	489,361
Long-term assets:
Property and equipment, net	335,953	323,863	326,623
Deferred income taxes	49,523	49,054	53,686
Other assets	4,159	4,407	4,510
Total assets	$939,905	$850,649	$874,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$99,342	$55,516	$54,960
Income taxes payable	7,911	1,788	3,932
Accrued expenses and other current liabilities	105,264	74,251	90,229
Total current liabilities	212,517	131,555	149,121
Long-term liabilities:
Deferred rent liabilities	95,454	94,569	97,945
Other tax liabilities	9,076	9,109	15,566
Other long-term liabilities	7,634	6,050	4,907
Total liabilities	324,681	241,283	267,539
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 23,993, 24,711 and 24,939 issued; 23,970, 24,697 and 24,926 outstanding	2,399	2,471	2,494
Additional paid-in capital	214,695	210,159	216,882
Treasury stock, at cost (23, 14, 13 shares)	(1,057)	(598)	(536)
Deferred compensation	1,057	598	536
Accumulated other comprehensive income	12,966	12,685	13,747
Retained earnings	385,164	384,051	373,518
Total stockholders’ equity	615,224	609,366	606,641
Total liabilities and stockholders’ equity	$939,905	$850,649	$874,180
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$500,928	$484,085	$1,300,262	$1,258,399
Cost of sales	294,725	284,034	803,029	759,136

Gross profit	206,203	200,051	497,233	499,263

Selling, general and administrative expenses	131,832	126,741	374,292	355,348
Asset impairment charges	539	369	2,069	1,747
Other costs	570	—	4,466	—
Depreciation and amortization	23,023	18,493	57,723	54,722

Operating income	50,239	54,448	58,683	87,446
Interest (expense), net	(23)	(70)	(104)	(655)

Income before income taxes	50,216	54,378	58,579	86,791
Provision for income taxes	15,192	20,686	17,952	33,792

Net income	$35,024	$33,692	$40,627	$52,999

Earnings per common share
Basic	$1.45	$1.34	$1.67	$2.07
Diluted	$1.44	$1.33	$1.66	$2.05

Weighted average common shares outstanding
Basic	24,086	25,121	24,290	25,657
Diluted	24,293	25,279	24,453	25,868

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$35,024	$33,692	$40,627	$52,999
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	574	(4,146)	281	590
Comprehensive income	$35,598	$29,546	$40,908	$53,589

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,627	$52,999
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	57,723	54,722
Stock-based compensation	10,406	8,889
Excess tax benefits from stock-based compensation	(91)	(7,295)
Deferred taxes	(4,132)	(1,633)
Deferred rent expense and lease incentives	(9,648)	(11,208)
Other costs (non-cash)	3,288	—
Other	3,992	2,653
Changes in operating assets and liabilities:
Inventories	(53,195)	(45,938)
Prepaid expenses and other assets	(11,070)	(6,684)
Income taxes payable, net of prepayments	24,065	18,116
Accounts payable and other current liabilities	71,334	17,104
Deferred rent and other liabilities	10,175	12,932
Total adjustments	102,847	41,658
Net cash provided by operating activities	143,474	94,657
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(71,380)	(63,880)
Release of restricted cash	—	2,351
Purchase of company-owned life insurance policies	(36)	(245)
Net cash used in investing activities	(71,416)	(61,774)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for letters of credit under revolving credit facility	96,040	89,541
Repayments for letters of credit under revolving credit facility	(96,040)	(89,541)
Purchase and retirement of common stock, including transaction costs	(47,730)	(75,326)
Exercise of stock options	2,184	4,469
Excess tax benefits from stock-based compensation	91	7,295
Deferred financing costs	—	(628)
Net cash used in financing activities	(45,455)	(64,190)
Effect of exchange rate changes on cash	(157)	271
Net increase (decrease) in cash and cash equivalents	26,446	(31,036)
Cash and cash equivalents, beginning of period	176,655	183,657
Cash and cash equivalents, end of period	$203,101	$152,621

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011
OTHER CASH FLOW INFORMATION:
Net cash (refunded)/paid during the year for income taxes	$(1,908)	$17,413
Cash paid during the year for interest	515	1,059
Increase (decrease) in accrued purchases of property and equipment	2,783	(1,050)

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place Retail Stores, Inc. (the “Company”) as of October 27, 2012 and October 29, 2011 and the results of its consolidated operations and cash flows for the thirty-nine weeks ended October 27, 2012 and October 29, 2011. The consolidated financial position as of January 28, 2012 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirty-nine weeks ended October 27, 2012 and October 29, 2011 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	Third Quarter 2012 — The thirteen weeks ended October 27, 2012.

•	Third Quarter 2011 — The thirteen weeks ended October 29, 2011.

•	Year-To-Date 2012 — The thirty-nine weeks ended October 27, 2012.

•	Year-To-Date 2011 — The thirty-nine weeks ended October 29, 2011.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

•
FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years except that those granted to non-employee directors generally vest over one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement. Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the number of shares earned can be anywhere from zero up to a maximum percentage of the Target Shares, as defined in the award agreement, which historically has been 200%. Performance Awards have historically cliff vested after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of the Company’s common stock on the grant date.  Effective with the adoption of the Company's 2011 Equity Incentive Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of the Company’s common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.6 million, $0.7 million, and $0.6 million at October 27, 2012, January 28, 2012 and October 29, 2011, respectively.  The cash surrender value of the COLIs, at fair value, was approximately $0.7 million at each of October 27, 2012, January 28, 2012 and October 29, 2011.  Company stock was $1.1 million, $0.6 million, and $0.5 million at October 27, 2012, January 28, 2012 and October 29, 2011, respectively.
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
During the first quarter of fiscal 2012, management approved a plan to exit its distribution center in Ontario, California (the "West Coast DC") and move the operations to its distribution center in Fort Payne, Alabama (the "Southeast DC"). The lease of the West Coast DC expires in March 2016 and the Company ceased using the facility in May 2012. During Year-To-Date 2012, the Company recognized approximately $4.2 million of costs in exiting the West Coast DC, which primarily included lease termination costs (net of anticipated sublease income), asset disposal costs, and severance to affected employees. These costs are included in other costs in the accompanying condensed consolidated statements of operations. Remaining costs associated with the exit of the West Coast DC are not expected to be material.
In August 2012, management approved a plan to close the Company's distribution center in Dayton, New Jersey ("Northeast DC") and move the operations to its Southeast DC. The lease of the Northeast DC expires in January 2021 and the Company expects to cease operations there during the fourth quarter of fiscal 2012. Total exit costs related to this move are expected to be approximately $13.0 million, consisting of lease termination costs (net of anticipated sublease income), accelerated depreciation, and severance to affected employees. During the Third Quarter 2012, the Company recorded $5.7 million of accelerated depreciation and $0.3 million of severance. Accelerated depreciation is included in depreciation and amortization and severance is included in other costs in the accompanying condensed consolidated statements of operations. Substantially all of the remaining costs are expected to be incurred during the fourth quarter of fiscal 2012.

The following table provides details of the remaining accruals for the West Coast DC and Northeast DC (dollars in thousands):

	One-time Termination Benefits	Lease Termination Costs	Total
Balance at January 28, 2012	$—	$—	$—
Additions	386	2,646	3,032
Payments and reductions	(126)	(313)	(439)
Balance at October 27, 2012	$260	$2,333	$2,593
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
On August 18, 2010, the Company’s Board of Directors authorized a share repurchase program in the amount of $100 million (the “2010 Share Repurchase Program”), on March 3, 2011 another share repurchase program was authorized in the amount of $100 million (the “2011 Share Repurchase Program”), and on March 7, 2012, a third share repurchase program was authorized in the amount of $50 million (the "2012 Share Repurchase Program").  At October 27, 2012, there was approximately $21.6 million remaining on the 2012 Share Repurchase Program. The 2010 Share Repurchase Program and the 2011 Share Repurchase Program have been completed. Under the 2012 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

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
The following table summarizes the Company's share repurchases (in thousands):

	Thirty-nine Weeks Ended
	October 27, 2012		October 29, 2011
	Shares	Value	Shares	Value
Shares repurchases related to:
2010 Share buyback program	—	$—	213	$10,148
2011 Share buyback program	377	19,245	1,392	64,358
2012 Share buyback program (1)	558	28,428	—	—
Withholding taxes	1	57	18	820
Shares acquired and held in treasury	14	675	13	535

(1)	Subsequent to October 27, 2012 and through November 27, 2012, the Company repurchased an additional 0.4 million shares for approximately $18.6 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2012 and Year-To-Date 2011, approximately $39.5 million and $61.5 million, respectively, were charged to retained earnings.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Deferred Awards	$2,514	$2,100	$8,115	$7,056
Performance Awards	935	844	2,291	1,833
Total stock-based compensation expense (1)	$3,449	$2,944	$10,406	$8,889
____________________________________________

(1)
During the Third Quarter 2012 and Third Quarter 2011, approximately $0.4 million and $0.3 million, respectively, were included in cost of sales. During Year-To-Date 2012 and Year-To-Date 2011, approximately $1.1 million and $1.3 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of $4.1 million and $3.5 million for Year-To-Date 2012 and Year-To-Date 2011, respectively.
Awards Granted During Year-To-Date 2012
Pursuant to an employment agreement and amendments thereto with its Chief Executive Officer and President, the Company granted Deferred Awards of 96,768 shares of its common stock that vest over three years.  Additionally, the Company granted Deferred Awards of 100,000 shares of its common stock to its Chief Executive Officer and President that vest over three years. In addition, the Company granted Performance Awards that provide for the issuance of 100,180 Target Shares if the Company meets its operating income target for fiscal 2012, which cliff vest after two years.  The Performance Awards have a minimum threshold that would provide 50% of the Target Shares and a maximum target that would provide 200% of the Target Shares.  Depending on the final operating income, the percentage earned can be 0%, or any percentage including and between 50% and 200%.  Any earned Performance Awards cliff vest in February 2014.
Additionally, the Company granted Deferred Awards of 276,634 shares of its common stock to employees, including new hire awards, which vest ratably over three years.  The Company also granted Performance Awards to employees that provide for the issuance of 129,696 Target Shares if the Company meets its operating income target for fiscal 2012.  The

Performance Awards have a minimum threshold that would provide 50% of the Target Shares and a maximum target that would provide 200% of the Target Shares.  Depending on the final operating income, the percentage earned can be 0%, or any percentage including and between 50% and 200%.  Any earned Performance Awards cliff vest after three years.
During Year-To-Date 2012, the Company granted Deferred Awards to the members of its Board of Directors, which provide for the issuance of 18,701 shares of common stock. These awards vest after one year.
Changes in the Company’s Unvested Stock Awards during the Year-To-Date 2012
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	406	$47.96
Granted	492	49.02
Vested	(147)	47.35
Forfeited	(137)	49.46
Unvested Deferred Awards, end of period	614	$48.62

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $22.5 million as of October 27, 2012, which will be recognized over a weighted average period of approximately 2.2 years.
Performance Awards

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	6	$46.08
Granted	230	48.51
Vested	(2)	45.79
Forfeited	(41)	47.67
Unvested Performance Awards, end of period	193	$48.65
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

As of October 27, 2012, the Company estimates that for those awards in which the performance period is not yet complete, participants will earn 95% of their Target Shares. The cumulative expense recognized reflects changes in estimates as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $6.4 million as of October 27, 2012, which will be recognized over a weighted average period of approximately 1.9 years.
Stock Options
At October 27, 2012, there were no unvested stock options.

Outstanding Stock Options
Changes in the Company’s outstanding stock options for Year-To-Date 2012 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of period	154	$30.98	4.2	$2,943
Granted	—	—	—	—
Exercised	(68)	32.08	N/A	1,339
Forfeited	(1)	19.70	N/A	26
Options outstanding and exercisable, end of period	85	$30.26	3.7	$2,369

4.	NET INCOME PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$35,024	$33,692	$40,627	$52,999

Basic weighted average common shares	24,086	25,121	24,290	25,657
Dilutive effect of stock awards	207	158	163	211
Diluted weighted average common shares	24,293	25,279	24,453	25,868
Antidilutive stock awards	3	129	7	102
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	October 27, 2012	January 28, 2012	October 29, 2011
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	34,576
Material handling equipment	10-15 yrs	52,547	52,770	51,374
Leasehold improvements	Lease life	402,103	403,080	414,520
Store fixtures and equipment	3-10 yrs	270,140	287,838	294,431
Capitalized software	5 yrs	71,553	78,623	80,033
Construction in progress (1)	—	37,464	23,666	12,593
		872,758	884,928	890,930
Accumulated depreciation and amortization		(536,805)	(561,065)	(564,307)
Property and equipment, net		$335,953	$323,863	$326,623
____________________________________________

(1)	The majority of the Construction in progress at each reporting period relates to the Company's new enterprise resource planning system.

At October 27, 2012, the Company performed impairment testing on 1,004 stores with a total net book value of $166.1 million. At October 29, 2011, the Company performed impairment testing on 937 stores with a total net book value of $152.0 million. All stores that were open for at least two years were tested. The Company tested one store that had been open for less than two years in which circumstances indicated that its assets were impaired.
During the Third Quarter 2012, the Company recorded $0.5 million of impairment charges primarily related to two underperforming stores. During the Third Quarter 2011, the Company recorded $0.4 million of impairment charges primarily related to two underperforming stores.
During Year-To-Date 2012, the Company recorded $2.1 million of impairment charges primarily related to five underperforming stores, of which two were fully impaired and three were partially impaired. At October 27, 2012, all of these impaired stores were open and the stores which were partially impaired had a remaining book value of $0.6 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows.
During Year-To-Date 2011, the Company recorded $1.7 million of impairment charges primarily related to six underperforming stores, of which three stores were fully impaired and three were partially impaired. At October 27, 2012, all of these impaired stores were open and the stores which were partially impaired had a remaining book value of $0.7 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows.
As of October 27, 2012, January 28, 2012 and October 29, 2011, the Company had approximately $8.9 million, $6.1 million and $3.6 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

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
The Credit Agreement contains covenants, which include limitations on stock buybacks and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of the Company’s U.S. assets.
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

As of October 27, 2012, the Company has capitalized an aggregate of approximately $3.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at October 27, 2012 was $1.4 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
The table below presents the components (in millions) of the Company’s credit facility:

	October 27, 2012	January 28, 2012	October 29, 2011
Credit facility maximum	$150.0	$150.0	$150.0
Borrowing base	150.0	150.0	150.0

Outstanding borrowings	—	—	—
Letters of credit outstanding—merchandise	24.6	23.1	16.9
Letters of credit outstanding—standby	10.6	11.2	11.1
Utilization of credit facility at end of period	35.2	34.3	28.0

Availability (1)	$114.8	$115.7	$122.0

Interest rate at end of period	4.0%	4.0%	4.0%

	Year-To-Date 2012	Fiscal 2011	Year-To-Date 2011
Average end of day loan balance during the period	$—	$—	$—
Highest end of day loan balance during the period	1.1	0.2	0.2
Average interest rate	4.0%	3.6%	3.5%
____________________________________________

(1)	The sublimit availability for the letters of credit was $89.8 million, $90.7 million, and $97.0 million at October 27, 2012, January 28, 2012, and October 29, 2011, respectively.

Letter of Credit Fees
Letter of credit fees approximated $0.2 million and $0.2 million in Year-To-Date 2012 and Year-To-Date 2011, respectively, and are included in cost of sales.

7.	LEGAL AND REGULATORY MATTERS

During the Third Quarter 2012, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings.  There were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012.
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
The Company’s effective tax rate for the Third Quarter 2012 and Year-To-Date 2012 was 30.3% and 30.6%, respectively, compared to 38.0% and 38.9% during the Third Quarter 2011 and Year-To-Date 2011, respectively. These reductions primarily relates to the Company's assertion during the fourth quarter of fiscal 2011 that its investment in its Asian subsidiaries is permanent and that the earnings of such subsidiaries will be indefinitely and fully reinvested. Accordingly, the Company stopped providing U.S. deferred taxes on the undistributed earnings of these subsidiaries.
During the Third Quarter 2012 and Year-To-Date 2012, the Company recognized approximately $0.1 million and $0.2 million, respectively, of additional interest expense related to its unrecognized tax benefits. During the Third Quarter 2011 and Year-To-Date 2011, the Company recognized approximately $0.1 million and $0.4 million, respectively, of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

9.	INTEREST (EXPENSE), NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Interest income	$234	$228	$685	$706
Tax-exempt interest income	—	—	—	7
Total interest income	234	228	685	713

Less:
Interest expense – credit facilities	39	35	115	161
Unused line fee	100	149	324	770
Amortization of deferred financing fees	91	91	273	381
Other interest and fees	27	23	77	56
Total interest expense	257	298	789	1,368
Interest (expense), net	$(23)	$(70)	$(104)	$(655)

10.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place Canada.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores. Included in The Children's Place Canada segment are the Company's Canadian based stores and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of October 27, 2012, The Children’s Place U.S. operated 973 stores and The Children’s Place Canada operated 129 stores. As of October 29, 2011, The Children’s Place U.S. operated 953 stores and The Children’s Place Canada operated 123 stores.

The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales (1):
The Children’s Place U.S.	$424,854	$416,781	$1,119,690	$1,091,706
The Children’s Place Canada (2)	76,074	67,304	180,572	166,693
Total net sales	$500,928	$484,085	$1,300,262	$1,258,399
Gross profit:
The Children’s Place U.S.	$170,209	$165,310	$420,705	$418,055
The Children’s Place Canada	35,994	34,741	76,528	81,208
Total gross profit	$206,203	$200,051	$497,233	$499,263
Gross Margin:
The Children’s Place U.S.	40.1%	39.7%	37.6%	38.3%
The Children’s Place Canada	47.3%	51.6%	42.4%	48.7%
Total gross margin	41.2%	41.3%	38.2%	39.7%
Operating income:
The Children’s Place U.S. (3)	$38,050	$41,196	$45,364	$62,182
The Children’s Place Canada (5)	12,189	13,252	13,319	25,264
Total operating income	$50,239	$54,448	$58,683	$87,446
Operating income as a percent of net sales:
The Children’s Place U.S.	9.0%	9.9%	4.1%	5.7%
The Children’s Place Canada	16.0%	19.7%	7.4%	15.2%
Total operating income	10.0%	11.2%	4.5%	6.9%
Depreciation and amortization:
The Children’s Place U.S. (4)	$19,497	$16,142	$48,220	$48,105
The Children’s Place Canada (5)	3,526	2,351	9,503	6,617
Total depreciation and amortization	$23,023	$18,493	$57,723	$54,722
Capital expenditures:
The Children’s Place U.S.	$24,783	$14,154	$60,073	$53,849
The Children’s Place Canada	2,360	3,001	11,307	10,031
Total capital expenditures	$27,143	$17,155	$71,380	$63,880

____________________________________________

(1)	All of the Company's foreign revenues are included in The Children's Place Canada segment.

(2)
Includes approximately $5.5 million and $6.0 million of revenue from international franchisees for the Third Quarter 2012 and Year-To-Date 2012, respectively. There was no revenue from international franchisees prior to fiscal 2012.

(3)
Includes exit costs associated with the closures of the West Coast DC and Northeast DC of approximately $0.6 million and $4.5 million for the Third Quarter 2012 and Year-To-Date 2012, respectively, and approximately $5.7 million of accelerated depreciation associated with the closure of the Northeast DC for the Third Quarter 2012 and Year-To-Date 2012.

(4)	Includes approximately $5.7 million of accelerated depreciation associated with the closure of the Northeast DC for the Third Quarter 2012 and Year-To-Date 2012.

(5)
The Company remodeled certain Canadian stores earlier than originally anticipated. Accelerated depreciation associated with these stores approximated $0.3 million and $1.6 million for the Third Quarter 2012 and Year-To-Date 2012, respectively.

	October 27, 2012	January 28, 2012	October 29, 2011
Total assets:
The Children’s Place U.S.	$770,009	$693,489	$720,823
The Children’s Place Canada	169,896	157,160	153,357
Total assets	$939,905	$850,649	$874,180

11.	SUBSEQUENT EVENTS
Subsequent to October 27, 2012 and through November 27, 2012, the Company repurchased 0.4 million shares for approximately $18.6 million, which brought the total under the 2012 Share Repurchase Program to approximately $47.0 million.
On November 26, 2012, the Company announced that our Board of Directors authorized a new share repurchase program in the amount of $100.0 million. Under the program, we may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
On November 26, 2012, the Company announced the departure of its Chief Financial Officer, Steven Baginski, the appointment of Bernard McCracken, Vice President, Corporate Controller, as Interim Principal Accounting Officer and the appointment of John Taylor, Vice President, Finance, as Interim Principal Financial Officer, all as of November 26, 2012, and the appointment of Michael Scarpa as Executive Vice President and Chief Financial Officer, effective December 3, 2012.
On October 29, 2012, the northeast portion of the United States was struck by Hurricane Sandy. Approximately 280 of the Company's stores, as well as its northeast e-commerce business, were affected by the storm to varying degrees (e.g., actual closures, limited access and customer distraction). On an annual basis, the affected stores and e-commerce business represent approximately 31.0% of the Company's net sales. As of November 27, 2012 two stores were still closed.

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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Third Quarter 2012 — The thirteen weeks ended October 27, 2012.

•	Third Quarter 2011 — The thirteen weeks ended October 29, 2011.

•	Year-To-Date 2012 — The thirty-nine weeks ended October 27, 2012.

•	Year-To-Date 2011 — The thirty-nine weeks ended October 29, 2011.

•
Comparable Store Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months. Stores that temporarily close for non- substantial remodeling will be excluded from comparable store sales for only the period that they were closed.  A store is considered substantially remodeled if it has been relocated or materially changed in size.

•	Comparable E-commerce Sales — Net sales, in constant currency, from our e-commerce store, excluding postage and handling fees.

•	Comparable Retail Sales — Comparable Store Sales plus Comparable E-commerce Sales.

•	Gross Margin — Gross profit expressed as a percentage of net sales.

•	SG&A — Selling, general and administrative expenses.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

•
FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture and sell fashionable, high-quality, value-priced merchandise, virtually all of which is under our proprietary “The Children's Place” and “Place” brand names. Our objective is to deliver high-quality merchandise at value prices. As of October 27, 2012, we operated 1,102 stores throughout North America and our e-commerce business at www.childrensplace.com.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place Canada.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores. Included in The Children's Place Canada segment are our Canadian based stores, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of October 27, 2012, The Children’s Place U.S. operated 973 stores and The Children’s Place Canada operated 129 stores. As of October 29, 2011, The Children’s Place U.S. operated 953 stores and The Children’s Place Canada operated 123 stores.
Recent Developments
On November 26, 2012, we announced that our Board of Directors authorized a new share repurchase program in the amount of $100.0 million. Under the program, we may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
On November 26, 2012, we announced the departure of our Chief Financial Officer, Steven Baginski, the appointment of Bernard McCracken, Vice President, Corporate Controller, as Interim Principal Accounting Officer and the appointment of John Taylor, Vice President, Finance, as Interim Principal Financial Officer, all as of November 26, 2012, and the appointment of Michael Scarpa as Executive Vice President and Chief Financial Officer, effective December 3, 2012.
On October 29, 2012, the northeast portion of the United States was struck by Hurricane Sandy. Approximately 280 of our stores, as well as our northeast e-commerce business, were affected by the storm to varying degrees (e.g., actual closures, limited access and customer distraction). On an annual basis, the affected stores and e-commerce business represent approximately 31.0% of our net sales. As of November 27, 2012 two stores were still closed.
Operating Highlights
Net sales increased by $41.9 million, or 3.3%, to $1,300.3 million in Year-To-Date 2012 from $1,258.4 million during Year-To-Date 2011.  Our Comparable Retail Sales increased 1.1% during Year-To-Date 2012 compared to a 2.2% decrease during Year-To-Date 2011.
We reported net income of $40.6 million, or $1.66 per diluted share during Year-To-Date 2012, compared to $53.0 million, or $2.05 per diluted share, during Year-To-Date 2011.
During the first quarter of fiscal 2012, management approved a plan to exit its distribution center in Ontario, California (the "West Coast DC") and move its operations to its distribution center in Fort Payne, Alabama (the "Southeast DC"). The lease of the West Coast DC expires in March 2016 and the Company ceased using the facility in May 2012. During Year-To-Date 2012, the Company recognized approximately $4.2 million of costs in exiting the West Coast DC, which primarily included lease termination costs (net of anticipated sublease income), asset disposal costs, and severance to affected employees.
In August 2012, management approved a plan to close the Company's distribution center in Dayton, New Jersey ("Northeast DC") and move the operations to its Southeast DC and the Company expects to cease operations at its Northeast DC during the fourth quarter of fiscal 2012. Total exit costs related to this move are expected to be approximately $13.0 million, consisting of lease termination costs (net of anticipated sublease income), accelerated depreciation, and severance to affected employees. During the Third Quarter 2012, the Company recorded $5.7 million of accelerated depreciation and $0.3 million of severance.
During Year-To-Date 2012, we opened 60 The Children’s Place stores and closed seven. During Year-To-Date 2011, we opened 88 The Children’s Place stores and closed seven.

During Year-To-Date 2012 we began an international store expansion program through territorial agreements with franchisees. At October 27, 2012 we had a total of eight stores open in the Middle East, and we expect to end fiscal 2012 with approximately 20 stores. For Year-To-Date 2012, revenue from international franchisees was less than 1% of total net sales.

Our business has been impacted by the continued weakness in the U.S. and Canadian economic environments. Factors such as high unemployment levels, a highly promotional retail environment and inconsistent consumer retail traffic have negatively impacted our business.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Average Translation Rates (1)
Canadian Dollar	1.0121	1.0008	1.0009	1.0197
Hong Kong Dollar	0.1290	0.1284	0.1289	0.1284
China Yuan Renminbi	0.1579	0.1563	0.1580	0.1543
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the Third Quarter 2012, the effects of these translation rate changes on net sales, gross profit and income before income taxes were increases of $0.7 million, $0.5 million and $0.3 million, respectively.  For Year-To-Date 2012, the effects of these translation rate changes on net sales and gross profit were decreases of $2.8 million and $0.9 million, respectively, and on income before income taxes it was an increase of $0.3 million. Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which are priced in U.S. dollars.  The effects of these purchases on our gross profit were an increase of approximately $0.1 million during the Third Quarter 2012 and a decrease of $1.0 million during Year-To-Date 2012.

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
We base our decision to mark down merchandise upon its current rate of sale, the season, and the age and sell-through of the item.  We estimate sell-through rates based upon historical and forecasted information.  Markdown reserves are assessed and adjusted each quarter based on current sales trends and their resulting impact on forecasts.  Our success is largely dependent upon our ability to gauge the fashion taste of our customers, and to provide a well-balanced merchandise assortment that satisfies customer demand.  Throughout the year, we review our inventory in order to identify slow moving items and generally use markdowns to clear them.  Any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our markdown reserve as of October 27, 2012 would have impacted net income by approximately $0.4 million.  Our markdown reserve balance at October 27, 2012 was approximately $6.6 million.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards generally vest ratably over three years except that those granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement ("Performance Awards"). Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the employee can earn up to 200% of their Target Shares. Performance Awards historically have cliff vested after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of our common stock on the grant date.  Effective with the adoption of the 2011 Equity Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of our common stock on the grant date.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated annual forfeiture rate would impact our fiscal 2012 net income by approximately $0.4 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance period.  The current performance period ends on February 2, 2013. To the extent that actual operating results for the rest of this fiscal year differ from our estimates, future performance share compensation expense could be significantly different. A 25% increase in our annual projected operating income for fiscal 2012 would have caused a $2.6 million increase to stock-based compensation expense during Year-To-Date 2012. A 25% decrease in our annual projected operating income for fiscal 2012 would have caused a $2.4 million decrease to stock-based compensation expense during Year-To-Date 2012.
Stock Options
We have not issued stock options since fiscal 2008; however, certain stock options issued prior to fiscal 2008 remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at October 27, 2012.
Insurance and Self-Insurance Liabilities
Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of October 27, 2012 would have impacted net income by approximately $0.6 million.

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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At October 27, 2012, the average net book value per store was approximately $0.2 million.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses increased approximately 10 basis points to 26.3% of net sales during the Third Quarter 2012 from 26.2% during the Third Quarter 2011.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.8	58.7	61.8	60.3
Gross profit	41.2	41.3	38.2	39.7
Selling, general and administrative expenses	26.3	26.2	28.8	28.2
Asset impairment charge	0.1	0.1	0.2	0.1
Other costs	0.1	—	0.3	—
Depreciation and amortization	4.6	3.8	4.4	4.3
Operating income	10.0	11.2	4.5	6.9
Interest (expense), net	—	—	—	(0.1)
Income before income taxes	10.0	11.2	4.5	6.9
Provision for income taxes	3.0	4.3	1.4	2.7
Net income	7.0%	7.0%	3.1%	4.2%
Number of stores, end of period	1,102	1,076	1,102	1,076
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales:
The Children’s Place U.S.	$424,854	$416,781	$1,119,690	$1,091,706
The Children’s Place Canada	76,074	67,304	180,572	166,693
Total net sales	$500,928	$484,085	$1,300,262	$1,258,399
Gross profit:
The Children’s Place U.S.	$170,209	$165,310	$420,705	$418,055
The Children’s Place Canada	35,994	34,741	76,528	81,208
Total gross profit	$206,203	$200,051	$497,233	$499,263
Gross Margin:
The Children’s Place U.S.	40.1%	39.7%	37.6%	38.3%
The Children’s Place Canada	47.3%	51.6%	42.4%	48.7%
Total gross margin	41.2%	41.3%	38.2%	39.7%

The Third Quarter 2012 Compared to the Third Quarter 2011

Net sales increased by $16.8 million to $500.9 million during the Third Quarter 2012 from $484.1 million during the Third Quarter 2011.  Our net sales increase resulted from a $5.7 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales, $5.5 million in revenue from international franchisees, a Comparable Retail Sales increase of 1.1%, or $4.9 million, and $0.7 million from favorable changes in the Canadian exchange rate.  Our 1.1% increase in Comparable Retail Sales was primarily the result of a 1% increase in the number of transactions.  Comparable E-commerce Sales increased 12.8% during the Third Quarter 2012. Total e-commerce sales, which include postage and handling, increased to 12.6% of sales in the Third Quarter 2012 from 11.6% in the Third Quarter 2011.
The Children’s Place U.S. net sales increased $8.1 million, or 1.9%, to $424.9 million in the Third Quarter 2012 compared to $416.8 million in the Third Quarter 2011.  This increase resulted from a $5.7 million increase in Comparable E-commerce Sales, a $2.7 million increase in sales from new stores and other sales that did not qualify as comparable sales, partially offset by a Comparable Store Sales decrease of 0.1%, or $0.3 million.  The decrease in Comparable Store Sales was primarily due to a 1% decrease in the number of transactions mostly offset by a 1% increase in the average dollar transaction size.
The Children’s Place Canada net sales increased $8.8 million, or 13.0%, to $76.1 million in the Third Quarter 2012 compared to $67.3 million in the Third Quarter 2011.  This increase resulted primarily from $5.5 million of revenue from international franchisees, a $3.2 million increase in sales from new stores and other sales that did not qualify as comparable sales, a $1.2 million increase in Comparable E-commerce Sales and a $0.7 million increase resulting from favorable changes in the Canadian exchange rates partially offset by a decline in Comparable Store Sales of 2.9%, or $1.8 million. The decrease in Comparable Store Sales was primarily the result of a 4% decrease in the average dollar transaction size partially offset by a 1% increase in the number of transactions.
During the Third Quarter 2012, we opened 23 stores, consisting of 20 in the United States and three in Canada.
Gross profit increased by $6.1 million to $206.2 million during the Third Quarter 2012 from $200.1 million during the Third Quarter 2011.  Consolidated Gross Margin decreased approximately 10 basis points to 41.2% during the Third Quarter 2012 from 41.3% during the Third Quarter 2011. The decrease in consolidated Gross Margin was primarily the result of the de-leveraging of distribution, production and design costs, and occupancy costs of approximately 80 basis points, mostly offset by increased retail prices net of higher markdowns of approximately 70 basis points.
Gross Margin at The Children's Place U.S. increased approximately 40 basis points from 39.7% in the Third Quarter 2011 to 40.1% in the Third Quarter 2012. Increased retail prices net of higher markdowns resulted in a gross margin increase of approximately 100 basis points, partially offset by the de-leveraging of distribution, production and design costs, and occupancy costs of approximately 60 basis points.
Gross Margin at The Children's Place Canada decreased approximately 430 basis points from 51.6% in the Third Quarter 2011 to 47.3% in the Third Quarter 2012. This decrease was primarily the result of the de-leveraging of distribution, production and design costs, and occupancy costs of approximately 180 basis points, increased retail prices were more than offset by higher markdowns netting to approximately 130 basis points and a decrease of 120 basis points due to the impact of lower margin on revenue from international franchisees.
Selling, general and administrative expenses increased $5.1 million to $131.8 million during the Third Quarter 2012 from $126.7 million during the Third Quarter 2011. As a percentage of net sales SG&A increased approximately 10 basis points to 26.3% during the Third Quarter 2012 from 26.2% during the Third Quarter 2011.  These increases resulted primarily from the following:

•	investments in growth initiatives increased our administrative payroll and related expenses by approximately $3.1 million, or 50 basis points;

•	marketing expenses increased approximately $1.3 million, or 20 basis points, resulting from increased media and internet advertising; and

•
store expenses increased approximately $0.4 million; however, as a percentage of sales it decreased 50 basis points. The dollar increase is primarily due to having an average of 23 more stores during the Third Quarter 2012 compared to the Third Quarter 2011. The leveraging of store expenses resulted primarily from expense savings in supplies, repairs and maintenance, other store expenses and reduced credit card fees.

Asset impairment charges were $0.5 million during the Third Quarter 2012 compared to $0.4 million during the Third Quarter 2011.  During both the Third Quarter 2012 and the Third Quarter 2011, we impaired two underperforming stores.
Other costs were $0.6 million during the Third Quarter 2012 and consist of exit costs related to management's decision to close our West Coast DC and Northeast DC.
Depreciation and amortization was $23.0 million, or 4.6% of net sales, during the Third Quarter 2012, compared to $18.5 million, or 3.8% of net sales, during the Third Quarter 2011. This increase resulted from $5.7 million of accelerated depreciation associated with the closing of the Northeast DC and $0.3 million of accelerated depreciation associated with early remodels of certain Canadian stores. Excluding the effect of these items, depreciation and amortization was $17.1 million, or 3.4% of net sales. This decrease resulted from the lower cost of store build-outs over the past several years.
Provision for income taxes was $15.2 million during the Third Quarter 2012 compared to $20.7 million during the Third Quarter 2011.  Our effective tax rate was 30.3% and 38.0% during the Third Quarter 2012 and the Third Quarter 2011, respectively. This reduction primarily relates to a change in our permanent reinvestment assertion of our Asian subsidiaries during the fourth quarter of 2011.
Net income was $35.0 million during the Third Quarter 2012 compared to $33.7 million during the Third Quarter 2011, due to the factors discussed above.  Diluted earnings per share was $1.44 in the Third Quarter 2012 compared to $1.33 in the Third Quarter 2011.  This increase in earnings per share is due to the increase in net income for the quarter and to a lower weighted average common shares outstanding of approximately 1.0 million, which is primarily the result of our share repurchase programs.
Year-To-Date 2012 Compared to Year-To-Date 2011
Net sales increased by $41.9 million to $1,300.3 million during Year-To-Date 2012 from $1,258.4 million during Year-To-Date 2011.  Our net sales increase resulted from a $26.1 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales, a Comparable Retail Sales increase of 1.1%, or $12.6 million, $6.0 million in revenue from international franchisees, partially offset by $2.8 million from unfavorable changes in the Canadian exchange rate.  Our 1.1% increase in Comparable Retail Sales was primarily the result of a 1% increase in the average dollar transaction size.  Comparable E-commerce Sales increased 17.5% during Year-To-Date 2012. Total e-commerce sales, which include postage and handling, increased to 11.6% of sales during Year-To-Date 2012 from 10.3% during Year-To-Date 2011.
The Children’s Place U.S. net sales increased $28.0 million, or 2.6%, to $1,119.7 million during Year-To-Date 2012 compared to $1,091.7 million during Year-To-Date 2011.  This increase resulted from a $17.5 million increase in Comparable E-commerce Sales and a $15.3 million increase in sales from new stores and other sales that did not qualify as comparable sales, partially offset by a Comparable Store Sales decrease of 0.5%, or $4.8 million.  The decrease in Comparable Store Sales was primarily due to a 1% decrease in the number of transactions partially offset by a 1% increase in the average dollar transaction size.
The Children’s Place Canada net sales increased $13.9 million, or 8.3%, to $180.6 million during Year-To-Date 2012 compared to $166.7 million during Year-To-Date 2011.  This increase resulted primarily from a $10.7 million increase in sales from new stores and other sales that did not qualify as comparable sales, $6.0 million in revenue from international franchisees and a $4.1 million increase in Comparable E-commerce Sales partially offset by a decline in Comparable Store Sales of 2.7%, or $4.1 million, and a $2.8 million decrease resulting from unfavorable changes in the Canadian exchange rates. The decrease in Comparable Store Sales was primarily the result of a 3% decrease in the average dollar transaction size.

During Year-To-Date 2012, we opened 60 stores, consisting of 54 in the United States and six in Canada.
Gross profit decreased by $2.1 million to $497.2 million during Year-To-Date 2012 from $499.3 million during Year-To-Date 2011.  Consolidated Gross Margin decreased approximately 150 basis points to 38.2% during Year-To-Date 2012 from 39.7% during Year-To-Date 2011. The decrease in consolidated Gross Margin was primarily the result of higher markdowns net of increased retail prices of approximately 100 basis points and the de-leveraging of distribution, production and design costs, and occupancy costs of approximately 50 basis points.
Gross Margin at The Children's Place U.S. decreased approximately 70 basis points from 38.3% during Year-To-Date 2011 to 37.6% during Year-To-Date 2012. This decrease resulted primarily from higher markdowns net of increased retail prices of approximately 40 basis points and the de-leveraging of distribution, production and design costs, and occupancy costs of approximately 30 basis points.
Gross Margin at The Children's Place Canada decreased approximately 630 basis points from 48.7% during Year-To-Date 2011 to 42.4% during Year-To-Date 2012. This decrease was primarily the result of the de-leveraging of distribution, production and design costs, and occupancy costs of approximately 350 basis points, increased retail prices were more than offset by higher markdowns netting to approximately 260 basis points and a decrease of 20 basis points due to the impact of lower margin on revenue from international franchisees.
Selling, general and administrative expenses increased $19.0 million to $374.3 million during Year-To-Date 2012 from $355.3 million during Year-To-Date 2011. As a percentage of net sales SG&A increased approximately 60 basis points to 28.8% during Year-To-Date 2012 from 28.2% during Year-To-Date 2011.  The comparability of our SG&A was affected by the following items:

•	we streamlined our field workforce and eliminated certain positions in our corporate headquarters which resulted in severance expense of approximately $2.0 million;

•	we incurred approximately $1.1 million of expense related to a legal settlement; and

•	as part of a continuing store fleet review, we identified certain store fixtures and supplies that will no longer be used, which resulted in a write-off charge of approximately $0.9 million.
Excluding the effect of the above, SG&A increased approximately $15.0 million, or 30 basis points, and included the following variances:

•	investments in growth initiatives increased our administrative payroll and related expenses by approximately $10.2 million, or 70 basis points;

•	pre-opening expenses decreased approximately $0.9 million, or 10 basis points, resulting from opening 28 fewer stores during Year-To-Date 2012 compared to Year-To-Date 2011; and

•
store expenses increased approximately $3.2 million; however, as a percentage of sales it decreased 30 basis points. The dollar increase is primarily due to having an average of 37 more stores during Year-To-Date 2012 compared to Year-To-Date 2011. The leveraging of store expenses resulted primarily from expense savings in supplies, repairs and maintenance, other store expenses and reduced credit card fees.

Asset impairment charges were $2.1 million during Year-To-Date 2012 compared to $1.7 million during Year-To-Date 2011.  During Year-To-Date 2012, we impaired five underperforming stores and during Year-To-Date 2011, we impaired six underperforming stores.
Other costs were $4.5 million during Year-To-Date 2012 and consist of exit costs related to management's decision to close our West Coast DC and Northeast DC.
Depreciation and amortization was $57.7 million, or 4.4% of net sales, during Year-To-Date 2012, compared to $54.7 million, or 4.3% of net sales, during Year-To-Date 2011. This increase resulted from $5.7 million of accelerated depreciation associated with the closing of the Northeast DC and $1.6 million of accelerated depreciation associated with early remodels of certain Canadian stores. Excluding the effect of these items, depreciation and amortization was $50.4 million, or 3.9% of net sales. This decrease resulted from the lower cost of store build-outs over the past several years.
Provision for income taxes was $18.0 million during Year-To-Date 2012 compared to $33.8 million during Year-To-Date 2011.  Our effective tax rate was 30.6% and 38.9% during Year-To-Date 2012 and Year-To-Date 2011, respectively. This reduction primarily relates to a change in our permanent reinvestment assertion of our Asian subsidiaries during the fourth quarter of 2011.
Net income was $40.6 million during Year-To-Date 2012 compared to $53.0 million during Year-To-Date 2011, due to the factors discussed above.  Earnings per diluted share was $1.66 during Year-To-Date 2012 compared to $2.05 during Year-To-Date 2011.  This decrease in earnings per share is due to the decrease in net income partially offset by a lower weighted average diluted shares outstanding of approximately 1.4 million, which is primarily the result of our share repurchase programs.

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
Our working capital decreased $2.4 million to $337.8 million at October 27, 2012 compared to $340.2 million at October 29, 2011.  This decrease is primarily due to cash paid for share repurchases and capital expenditures mostly offset by cash generated from operations. During Year-To-Date 2012, under our share repurchase programs, we repurchased approximately 0.9 million shares for approximately $47.7 million.  Subsequent to October 27, 2012 and through November 27, 2012, we repurchased an additional 0.4 million shares for approximately $18.6 million.
Our credit facility provides for borrowings up to the lesser of $150.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At October 27, 2012, our borrowing base was $150.0 million, we had no outstanding borrowings and there were $35.2 million of outstanding letters of credit, with $114.8 million of availability for borrowings and a sublimit availability for letters of credit of $89.8 million.
As of October 27, 2012, we had approximately $203.1 million of cash and cash equivalents, of which $152.0 million of cash and cash equivalents was held in foreign subsidiaries, of which approximately $87.8 million was in our Canadian subsidiaries, $56.1 million was in our Hong Kong subsidiaries and $8.1 million was in other subsidiaries. Because all of our investments in our foreign subsidiaries are considered permanently and fully reinvested, any repatriation of cash from them would require the accrual and payment of U.S. federal and certain state taxes. We currently do not intend to repatriate cash from these subsidiaries.
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
The Credit Agreement contains covenants, which include limitations on stock buybacks and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of our U.S. assets.

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
As of October 27, 2012, we have capitalized an aggregate of approximately $3.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at October 27, 2012 was $1.4 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2012, cash flows provided by operating activities were $143.5 million compared to $94.7 million during Year-To-Date 2011.  The net increase of $48.8 million in cash from operating activities resulted primarily from cash inflows of $54.2 million related to the timing of payments on accounts payable and other current liabilities partially offset by higher cash outflows of $7.3 million related to inventories, primarily due to the timing of inventory receipts. During fiscal 2012, we began to leverage our relationships with many vendors and now settle these payables on more favorable terms.
Cash flows used in investing activities were $71.4 million during Year-To-Date 2012 compared to $61.8 million during Year-To-Date 2011.  The increase primarily resulted from $7.5 million more purchases of property and equipment during Year-To-Date 2012 and by the release of $2.4 million of restricted cash during Year-To-Date 2011.
During Year-To-Date 2012, cash flows used in financing activities were $45.5 million compared to $64.2 million during Year-To-Date 2011.  The decrease primarily resulted from $47.7 million for purchases of our common stock, primarily related to our share repurchase programs, during Year-To-Date 2012 compared to $75.3 million during Year-To-Date 2011, partially offset by $7.2 million more of cash inflows during Year-To-Date 2011 related to the utilization of tax benefits associated with our equity awards and a $2.3 million decrease in proceeds from the exercise of stock options. We have not issued stock options since fiscal 2008 and the number of unexercised awards continues to decrease.
We anticipate that total capital expenditures will be in the range of approximately $85 to $90 million in fiscal 2012.  During Year-To-Date 2012, we opened 60 stores and remodeled 47 at an aggregate cost of approximately $47.7 million, of which approximately $10.8 million relates to our Canadian operations.  We have spent approximately $21.7 million on information technology, our corporate offices and other initiatives and approximately $2.0 million on projects in our distribution centers.  Over the next quarter, we anticipate additional capital expenditures of approximately $12.0 million on store projects, approximately $4.0 million on information technology, including enterprise resource planning and e-commerce systems, and approximately $1.0 million on projects in our distribution centers. Of the remaining $17.0 million for fiscal 2012, approximately $4.0 million relates to our Canadian operations. At October 27, 2012, our construction in progress was $37.5 million compared to $12.6 million at October 29, 2011. The majority of these balances relate to our new enterprise resource planning system.
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
Historically, we have funded our capital expenditures primarily from operations. We have not had outstanding borrowings on our credit facility since fiscal 2008.  With a domestic cash balance of $51.1 million and a Canadian cash balance of $87.8 million at October 27, 2012, and approximately $114.8 million of availability on our credit facility, we expect to meet our capital requirements for the remainder of fiscal 2012.

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
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of October 27, 2012, net assets in Canada and Hong Kong were $128.4 million and $53.4 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by $12.8 million and $5.3 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of October 27, 2012, we had approximately $146.6 million of our cash and cash equivalents held in foreign countries, of which approximately $87.8 million was in Canada, approximately $56.1 million was in Hong Kong and approximately $2.7 million was in other foreign countries.
Foreign Operations
Approximately 13% of our consolidated net sales and approximately 14% of our total costs and expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2012 net sales could have decreased or increased by approximately $17.5 million and total costs and expenses could have decreased or increased by approximately $19.0 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At October 27, 2012, we had foreign currency denominated receivables and payables, including inter-company balances, of $3.2 million and $10.8 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.
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
Management, including our Chief Executive Officer and President, our Interim Principal Accounting Officer and our Interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of October 27, 2012. Based on that evaluation, our Chief Executive Officer and President, Interim Principal Accounting Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of October 27, 2012, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
 The following table provides a month-by-month summary of our share repurchase activity during the Third Quarter 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
7/29/12-8/25/12 (1)	58,487	$52.48	56,967	$31,416
8/26/12-9/29/12	88,242	58.81	88,242	26,229
9/30/12-10/27/12	77,069	60.24	77,069	21,589
Total	223,798	$57.65	222,278	$21,589
____________________________________________

(1)
Includes 1,226 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 294 shares withheld to cover taxes in conjunction with the vesting of a stock award.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1	Agreement and General Release dated as of June 19, 2012 between Eric Bauer and The Children's Place Services Company, LLC.

10.2	Agreement and General Release dated as of August 27, 2012 between Lori Tauber Marcus and The Children's Place Services Company, LLC.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date:	November 29, 2012	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 29, 2012	By:	/S/ BERNARD L. MCCRACKEN
BERNARD L. MCCRACKEN
Interim Principal Accounting Officer and Vice
President, Corporate Controller
(A Principal Accounting Officer)

Date:	November 29, 2012	By:	/S/ JOHN E. TAYLOR
JOHN E. TAYLOR
Interim Principal Financial Officer and Vice
President, Finance
(A Principal Financial Officer)