Form 10-K
period 2013-02-02
CHILDRENS PLACE RETAIL STORES INC
filed 2013-03-28
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-three weeks ended February 2, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates was $1,146,189,144 at the close of business on July 28, 2012 (the last business day of the registrant's fiscal 2012 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 26, 2013: 23,033,781. Documents Incorporated by Reference: Portions of The Children's Place Retail Stores, Inc. Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 30, 2013 are incorporated by reference into Part III.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-THREE WEEKS ENDED FEBRUARY 2, 2013

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
PART I
ITEM 1.-BUSINESS
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children's Place”, “we”, “us”, “our” and similar terms refer to The Children's Place Retail Stores, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:

•	Fiscal 2012 - The fifty-three weeks ended February 2, 2013

•	Fiscal 2011 - The fifty-two weeks ended January 28, 2012

•	Fiscal 2010 - The fifty-two weeks ended January 29, 2011

•	Fiscal 2013 - Our next fiscal year representing the fifty-two weeks ending February 1, 2014

•	GAAP - Generally Accepted Accounting Principles

•
Comparable Store Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months. Stores that temporarily close for non- substantial remodeling will be excluded from comparable store sales for only the period that they were closed.  A store is considered substantially remodeled if it has been relocated or materially changed in size.

•	Comparable E-commerce Sales — Net sales, in constant currency, from our e-commerce store, excluding postage and handling fees

•	Comparable Retail Sales — Comparable Store Sales plus Comparable E-commerce Sales

•	SEC - Securities and Exchange Commission

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

•	CCPSA - Canadian Consumer Product Safety Commission

•	CPSA - U.S. Consumer Product Safety Act

•	CPSC - U.S. Consumer Products Safety Commission

•	CPSIA - U.S. Consumer Product Safety Improvement Act of 2008
General
The Children's Place Retail Stores, Inc. is the largest pure-play children's specialty apparel retailer in North America. We provide apparel, accessories and footwear for children sizes 0-14. We design, contract to manufacture and sell fashionable, high-quality, value-priced merchandise, the majority of which is under the proprietary “The Children's Place” brand name. Our stores offer a friendly and convenient shopping environment. The Children's Place has differentiated departments and serves the wardrobe needs of Girls and Boys (sizes 4-14), Baby Girls and Boys (sizes 6 mos.-4T) and Newborn (sizes 0-12 mos.).

Stores are distinctly merchandised to appeal to each age and gender segment. Our merchandise is also available online at www.childrensplace.com. Our customers are able to shop online, at their convenience, and receive the same high quality, value-priced merchandise and customer service that are available in our physical stores.
The Children's Place was founded in 1969. The Company became publicly traded on the Nasdaq Global Select Market in 1997. As of February 2, 2013, we operated 1,095 stores throughout North America as well as our online store. During Fiscal 2012, we opened 64 stores compared to 88 in Fiscal 2011, and we closed 18 stores in Fiscal 2012, compared to 34 in Fiscal 2011. Our store growth plan for Fiscal 2013 consists of opening approximately 55 new The Children's Place stores. Also in Fiscal 2012, we expanded into international markets through territorial agreements with franchisees.
Jane Elfers, our President and Chief Executive Officer, has outlined four key growth initiatives that we are executing, as follows:

1.
Product - The Company delivered strong and consistent product execution during Fiscal 2012 and is now focused on improving all critical elements supporting the end-product, including Product Development, Sourcing, Inventory Management, Logistics and Distribution. The goal is to get the highest quality, lowest cost, trend-right merchandise, and to more quickly and efficiently distribute it to the appropriate channel to drive sales productivity.

2.	Brand - The Company is focused both on increasing loyalty and share of wallet among current customers, as well as outreach to potential new customers to build brand equity and drive traffic.

3.
Geographic Expansion - The Company increased square footage in North America and began expanding into International markets during Fiscal 2012. We are developing an integrated strategy for e-commerce on a global basis.

4.
Operational Excellence - The Company is highly focused on operational excellence to support our other strategic initiatives. Operational excellence includes how we operate our stores, our IT infrastructure, Finance, Legal, Human Resources and Compliance.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place Canada.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores. Included in The Children's Place Canada segment are our Canadian based stores, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales. The following tables show by segment our net sales and operating income for the past three fiscal years, and total assets as of February 2, 2013 and January 28, 2012 (in thousands). Prior years have been adjusted for the accounting method change for inventory (see Note 2 of the Notes to our Consolidated Financial Statements):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales:
The Children's Place U.S.	$1,557,549	$1,489,795	$1,450,116
The Children's Place Canada (1)	251,937	226,067	223,883
Total net sales	$1,809,486	$1,715,862	$1,673,999

(1)	Includes approximately $8.4 million of revenue from international franchisees for Fiscal 2012. There was no revenue from international franchisees prior to Fiscal 2012.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Operating income:
The Children's Place U.S.	$68,346	$76,531	$87,803
The Children's Place Canada	21,369	28,912	41,407
Total operating income	$89,715	$105,443	$129,210

Operating income as a percent of net sales:
The Children's Place U.S.	4.4%	5.1%	6.1%
The Children's Place Canada	8.5%	12.8%	18.5%
Total operating income as a percent of net sales	5.0%	6.1%	7.7%

	February 2, 2013	January 28, 2012
Total assets:
The Children's Place U.S.	$746,911	$706,014
The Children's Place Canada	176,499	160,238
Total assets	$923,410	$866,252
See Note 14 of the Notes to our Consolidated Financial Statements for further segment financial data.
All foreign net sales are in The Children's Place Canada segment while certain foreign expenses related to our buying operations are allocated between the two segments. Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.
Key Capabilities
Our objective is to deliver trend-right, high-quality, value-priced assortments for children sizes 0-14. Our expansive assortment offers one stop shopping across apparel, footwear and accessories. Our strategies to achieve this objective are as follows:
Merchandising Strategy
Our merchandising strategy is to offer a compelling assortment of apparel, footwear, and accessories that enable our customer to outfit their child. We strive to ensure that our assortments are modern and colorful, are balanced by category and lifestyle, and are fun and easy to put together. We build our deliveries by season and incorporate basics, key items, and fashion merchandise.
High Quality/Value Pricing
We believe that offering high quality, trend-right, age appropriate merchandise under “The Children's Place” brand name at value prices is our competitive advantage. We design and merchandise our apparel, footwear and accessories to offer a compelling value to our customers.
Brand Image
We strive to build our brand image and customer loyalty for “The Children's Place” by:

•	Consistently offering high-quality products and trend-right fashion at value prices in a boutique shopping environment;

•	Providing coordinated outfits and accessories for our customers' lifestyle needs;

•	Creating strong merchandising and visual presentations to create a compelling in-store experience;

•	Emphasizing our great value and fashion in marketing visuals to convey a consistent brand message across all channels;

•	Leveraging our customer database to frequently communicate with our customers and tailor promotions to maximize customer satisfaction;

•	Using our recently launched Loyalty Rewards Program to drive customer engagement; and

•	Providing exclusive assortments in our e-commerce and outlet channels to further expand the breadth of our offerings and brand recognition.

The Children's Place branded products are sold principally in our stores and on our website.
Low-Cost Sourcing
We control the substantial majority of the design, sourcing and production of The Children's Place branded products. We believe that this control is essential in assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We are strengthening long-standing relationships with our most important vendors. Through these relationships and our extensive knowledge of low cost sourcing, we are able to offer our customers high-quality products at value prices. Our sourcing offices in Bangladesh, China, Hong Kong and India allow us to capitalize on new sourcing opportunities, increase our control over product quality, communicate efficiently and respond to changing business needs effectively.
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
Planning and Allocation
The Planning and Allocation organization works collaboratively with the Merchandising, Financial and Sourcing teams to develop annual and seasonal sales and margin plans to support our financial objectives and merchandising strategies. These plans are developed with consideration of our channels to ensure that we are maximizing key programs each season. Further, this team plans the flow of inventory to ensure that we are adequately supporting floor sets and key promotional periods. Special attention is paid to our store types, as they differ in capacity and layout. All allocation methods incorporate visual presentations as well as inventory levels and sales trends.
Production, Quality Assurance and Social Compliance
During Fiscal 2012, we engaged approximately 120 independent manufacturers located primarily in Greater Asia. Raw materials used by these manufacturers are subject to price fluctuations due to global market trends. We continue to pursue global sourcing opportunities to support our inventory needs and to seek to control merchandise costs.
We do not own or operate any manufacturing facilities and depend on independent third parties to manufacture all of our merchandise. Increases in manufacturing costs negatively impact our business, and we seek to carefully manage the risks of operational difficulties posed by contract manufacturers, including the availability of adequate manufacturing capacity, errors in complying with our product specifications, insufficient quality control processes and failures to meet production deadlines.
During Fiscal 2012, we purchased approximately 81% of our total merchandise without the aid of commissioned buying agents. We do maintain agency agreements with commissioned independent agents who assist in sourcing and pre-production approval, oversee production, provide quality inspection and ensure timely delivery of merchandise. We will continue to evaluate our reliance on the use of commissioned buying agents, and only use these commissioned agents for the sourcing of select product categories where we lack either technical competency in our own sourcing offices or when product volume is not sufficient to justify expanding our capabilities.
Our remaining sourcing volume not handled by commissioned independent agents will continue to be managed through our own independent sourcing offices in Bangladesh, China, Hong Kong and India, allowing us to capitalize on new sourcing opportunities, to increase our control over product quality, to communicate efficiently and to respond to changing business needs effectively.

During Fiscal 2012, we sourced approximately 38% of our total goods from China, approximately 15% from Bangladesh, approximately 13% from Cambodia and approximately 12% from Vietnam. We did not source more than 7% from any other country or region.
We do not accept finished goods until each purchase order receives formal certification of compliance from our own quality assurance associates, agents or appointed third party inspectors. Our product testing programs meet the newly adopted testing protocols adopted under the CPSIA.
In addition to our quality control procedures, we administer a social compliance program designed to promote compliance with local legal regulations, as well as ethical and socially responsible business practices. This program is comprised of four components as follows:

•
Vendor Code of Conduct - By formally acknowledging and agreeing to our code of conduct, our vendors affirm their commitment to integrate our corporate compliance standards into their manufacturing and sourcing practices. These standards cover the areas of: child labor, involuntary or forced labor, slavery and human-trafficking, coercion/harassment, discrimination, health and safety, compensation, environment, subcontracting, security practices and undue influence of independent testing laboratories.

•
Ongoing Monitoring Program - We administer a corporate monitoring program as performed by our internal social compliance team and/or professional third party auditors who visit factory locations to assess the working conditions and other production characteristics in all factories that manufacture The Children's Place products.

•
Corrective Action Plan Acknowledgement Report (“CAPAR”) - The CAPAR contains findings from the factory visit for each of the areas covered by our standards, a remediation plan for any violations found (if applicable), as well as a follow-up audit timeframe. If violations are not remediated in accordance with the remediation plan, we reserve the right to cease using that factory or vendor.

•
Ongoing Training and Seminars - We continually conduct training programs and seminars to communicate with our internal and external partners regarding the requirements of our program. Additionally, our social compliance team attends third party seminars, industry courses and training in the Corporate Social Responsibility area.

We require all entities that produce or manufacture The Children's Place merchandise to undergo a social compliance audit and demonstrate compliance with the requirements of our Vendor Code of Conduct. By requiring our manufacturers and suppliers to participate in our social compliance program, we seek to monitor factories to ensure that they operate using safe and humane working conditions. Additionally, under our social compliance program we strive to be diligent about changes in local laws and other conditions (e.g., political instability) in the countries from which we source, in order to be able to identify and assess potential risks to our sourcing capabilities prior to placing orders, reducing the threat of disruption to our business.
Company Stores
The following section highlights various store information for The Children's Place operated stores as of February 2, 2013.

Existing Stores
As of February 2, 2013, we operated a total of 1,095 The Children's Place stores, most of which are clustered in and around major metropolitan areas, and our internet store at www.childrensplace.com. We have 661 stores located in malls, 250 in strip centers, 139 in outlet centers and 45 street stores. The following table sets forth the number of stores in each U.S. state, Puerto Rico and Canadian provinces as of the current and prior fiscal year end:

	Number of Stores			Number of Stores
Location	February 2, 2013	January 28, 2012		February 2, 2013	January 28, 2012
United States & Puerto Rico			United States & Puerto Rico (continued)
Alabama	17	15	North Carolina	24	24
Arizona	18	18	North Dakota	4	3
Arkansas	7	6	Ohio	34	31
California	103	95	Oklahoma	7	7
Colorado	13	13	Oregon	9	9
Connecticut	17	16	Pennsylvania	45	44
Delaware	3	4	Rhode Island	3	3
District of Columbia	1	1	South Carolina	15	16
Florida	38	41	South Dakota	2	2
Georgia	30	27	Tennessee	20	20
Hawaii	4	4	Texas	90	83
Idaho	4	4	Utah	13	12
Illinois	39	37	Vermont	1	1
Indiana	18	17	Virginia	22	20
Iowa	10	10	Washington	15	15
Kansas	7	7	West Virginia	5	1
Kentucky	13	13	Wisconsin	11	11
Louisiana	17	16	Wyoming	1	1
Maine	5	4	Puerto Rico	16	16
Maryland	24	24	Total United States & Puerto Rico	966	926
Massachusetts	26	23
Michigan	19	21	Canada
Minnesota	13	13	Alberta	17	15
Mississippi	14	13	British Columbia	17	17
Missouri	17	16	Manitoba	4	4
Montana	1	1	New Brunswick	3	3
Nebraska	3	3	Nova Scotia	4	4
New Hampshire	6	6	Ontario	53	51
New Jersey	48	48	Prince Edward Island	1	1
New Mexico	5	4	Quebec	26	25
New York	81	79	Saskatchewan	3	3
Nevada	8	8	Newfoundland and Labrador	1	0
			Total Canada	129	123

			Total Stores	1,095	1,049
Store Concepts
At The Children's Place, our store concepts consist of “Tech2”, “Apple-Maple”, “Technicolor" and “Outlet” formats, as follows:
Tech2 - These stores have the brand aesthetics of a Technicolor with the functionality of an Apple-Maple. The use of color to brand and create shop identifiers was maintained, while creating an open, brightly lit environment for customers. Tech2 features crisp white floor-wall fixtures to ensure the product is the focal point. Tech2 is a value engineered store which costs approximately 35% less to build than the Technicolor store. The average store is approximately 4,100 square feet and as of February 2, 2013, approximately 34% of our stores were of this concept. We intend to use this format for new stores for the foreseeable future.
Apple-Maple - These stores feature light wood floors, fixtures and trim. They are brightly lit, featuring floor-to-ceiling glass windows that are open and inviting. A customized grid system throughout the store's upper perimeter displays featured merchandise, marketing photographs and promotions. The average store is approximately 4,300 square feet and as of February 2, 2013, approximately 27% of our stores were of this concept.
Technicolor - These stores were the earlier concept of Tech2 and used color to brand and create shop identity. They, however, were more expensive to design, build, maintain and staff. The average store is approximately 5,000 square feet and as of February 2, 2013, approximately 26% of our stores were of this concept.
Outlet - The average outlet store is approximately 7,300 square feet. As of February 2, 2013, approximately 13% of our stores were in this format. Our outlet stores are strategically placed within each market to provide a discount value alternative, including an assortment of “made for outlet” merchandise.
Store Expansion Program
Our store expansion program targets growing and underpenetrated markets where we believe that our brand can be successfully marketed. During Fiscal 2012, we opened 64 stores compared to 88 in Fiscal 2011, and we closed 18 stores in Fiscal 2012, compared to 34 in Fiscal 2011. Our store growth plan for Fiscal 2013 includes opening approximately 55 new The Children's Place stores.
We continuously review the performance of our store fleet. We base our decisions to open, close or remodel stores on a variety of factors, including lease terms, landlord negotiations, market dynamics and projected financial performance. When assessing whether to close a store, we also consider remaining lease life and current financial performance.
Internet Sales (“e-commerce”)
E-commerce growth remains one of our top strategic priorities. Over the past five years, e-commerce net sales have grown over 140%, from approximately $88.9 million in the fiscal year ended January 31, 2009 to approximately $214.9 million in Fiscal 2012, and now accounts for approximately 12% of our total net sales. We expect our e-commerce business to continue to grow in Fiscal 2013.
We are committed to delivering a world class, end-to-end user experience to our customers; from product assortment and website design to operations, fulfillment and customer service. We are further committed to delivering these experiences to our customers when, where and how they are looking to access the brand, accounting for cross-channel behavior, growth of mobile devices, and the growing interest in our brand from international audiences. As such, we will continue to make required investments in back-end infrastructure, as well as front-end technology to deliver on this commitment. We believe that the critical investments made over the past year in areas such as e-commerce infrastructure and mobile optimization as well as additional front-end website features have improved our customers' experience.
International Franchises
During Fiscal 2012 we began an international franchise business through territorial agreements with franchisees. At February 2, 2013 our franchisees had a total of 16 stores open in the Middle East, and we expect them to end Fiscal 2013 with approximately 40 stores open. For Fiscal 2012, revenue from the international franchise business was less than 1% of total net sales. We generate revenues from our franchisees from the sale of products, sales royalties and territory fees.
Store Operations
The Children's Place U.S. store operations are organized into eight regions. We employ two U.S. Zone Vice Presidents, one U.S. Outlet Vice President and one Canadian Vice President who oversee our operations and to whom regional managers report. A regional manager oversees each region and has between seven and 10 district managers reporting to them. Each district manager is responsible for nine to 17 stores. Our stores are staffed by a store management team and approximately 10 part-time sales associates, with additional part-time associates hired to support seasonal needs. Our store leadership teams spend a high percentage of their time on the store selling floors providing direction, motivation, and development to store personnel. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures and controls. In order to motivate our store leadership, we offer a monthly incentive compensation plan that awards bonuses for achieving certain financial goals.

Seasonality
Our business is subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. Our first quarter results are dependent upon sales during the period leading up to the Easter holiday, third quarter results are dependent upon back-to-school sales, and our fourth quarter results are dependent upon sales during the holiday season. The following table shows the quarterly distribution, as a percentage of the full year, of net sales and operating income (loss):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Quarterly net sales as a percentage of full year
Fiscal 2012	24.2%	19.9%	27.7%	28.1%
Fiscal 2011	25.1%	20.0%	28.2%	26.7%

Quarterly operating income (loss) as a percentage of full year (1)
Fiscal 2012	41.4%	(29.9)%	59.6%	28.9%
Fiscal 2011	44.2%	(13.6)%	49.2%	20.1%
____________________________________________
 Table may not add due to rounding.

(1)
The first three quarters of Fiscal 2012 and interim data for Fiscal 2011 are adjusted due to the change in inventory costing method. See Note 2 to the accompanying consolidated financial statements for the impact of the change in accounting principle on the quarterly financial information.

For more information regarding the seasonality of our business, refer to Item 7.-Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results and Seasonality.
Marketing
The Children's Place is a well recognized brand, with the number one unaided awareness of any children's specialty brand, a strong fashion offering and a compelling value proposition. We attempt to build on our brand recognition through a streamlined, multi-channel marketing campaign that aligns direct mail, store front windows, in-store marketing, internet marketing, and customer loyalty programs. Our direct marketing program is robust, utilizing both off and on-line channels.
Additionally, we promote customer loyalty through The Children's Place private label credit card, a loyalty rewards program launched in October 2012 and other customer loyalty programs. Our private label credit cards, pursuant to a merchant services agreement, are issued to our customers for use exclusively at The Children's Place stores, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Our private label credit card accounted for approximately 12% of our net sales during Fiscal 2012.
Our marketing programs are aligned with one another and planned by geography and channel to ensure consistency and relevance. We believe that our marketing programs promote affinity and loyalty through specialized incentive programs and facilitate communications with our customers through the delivery of coupons and promotional materials.
Distribution
We support the distribution of product to our stores through two strategically located warehouses in North America. In the United States we operate a 700,000 square foot distribution center in Alabama which supports both U.S. retail store operations and U.S. e-commerce operations. In Canada we operate a 95,000 square foot distribution center in Ontario for our Canadian retail store operations. We also use a third-party provider to support our Canadian e-commerce operations. On occasion, we may utilize additional facilities to support seasonal warehousing needs.
During the first quarter of fiscal 2012, our management approved a plan to exit our distribution center in Ontario, California (the "West Coast DC") and move the operations to our distribution center in Fort Payne, Alabama (the "Southeast DC"). We ceased operations at the West Coast DC in May 2012. The lease of the West Coast DC expires in March 2016 and we have subleased most of this facility through March 2016.
In August 2012, our management approved a plan to close our distribution center in Dayton, New Jersey ("Northeast DC") and move the operations to our Southeast DC. We ceased operations in the Northeast DC during the fourth quarter of fiscal 2012. The lease of our Northeast DC expires in January 2021 and we are seeking to sublet this facility.

See Note 1 of the Notes to our Consolidated Financial Statements for further detail on exit costs related to our West Coast DC and Northeast DC.
Competition
The children's apparel and accessories retail markets are highly competitive. Our primary competitors are specialty stores and mass merchandisers including Target Corporation, GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, P.S. from Aeropostale, Justice (a division of The Ascena Retail Group, Inc.), Carter's, Inc., J.C. Penney Company, Inc., Kohl's Corporation and other department stores, as well as other discount stores such as Walmart Stores, Inc. There has been an increase in the number of U.S. retailers expanding into Canada which we anticipate will result in a significant increase in competition in the Canadian market. We also compete with regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores.
Trademarks and Service Marks
“The Children's Place,” “babyPLACE,” “Place,” “The Place,” “PLC” and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office. The registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in Canada and other countries and we are continuing to take steps to register our trademarks in additional countries. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.
Government Regulation
We are subject to federal, provincial, state and local laws and regulations affecting our business, including product safety, consumer protection, privacy and truth-in-advertising laws and regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the promotion and sale of merchandise and the operation of retail stores.  We also are subject to similar international laws and regulations affecting our business. We believe that we are in material compliance with these laws and regulations.

We are committed to product quality and safety.  We focus our efforts to adhere to all applicable laws and regulations affecting our business, including the provisions of the Consumer Product Safety Improvement Act, the Federal Hazardous Substances Act, the Flammable Fabrics Act and the Textile Fiber Product Identification Act, the Canada Consumer Product Safety Act, the Canadian Textile Labelling Act, the Canadian Care Labelling Program, and various environmental laws and regulations.  Each of our product styles currently covered by the CPSIA and the CCPSA are appropriately tested to meet current standards.  The cost of compliance with current requirements and any future requirements of the CPSC and Health Canada, new consumer product safety laws, or changes to existing laws could have a material adverse effect on our financial position, results of operations and cash flows.  See Item 1A. Risk Factors --  “Product liability costs, related claims, and the cost of compliance with consumer product safety laws such as the CPSIA in the U.S. or the CCPSA in Canada, or our inability to comply with such laws could have a material adverse effect on our business and reputation." for additional information.

Virtually all of our merchandise is manufactured by factories located outside of the United States.  These products are imported and are subject to U.S. and Canadian customs laws, which impose tariffs, anti-dumping and countervailing duties on certain imported products including textiles, apparel and footwear.  We currently are not restricted by any such duties in the operation of our business.  In addition, custom duties and tariffs do not comprise a material portion of the cost of our products.
Employees
As of February 2, 2013, we had approximately 18,300 employees, of whom approximately 1,600 were based at our corporate offices, and had approximately 2,500 full-time store employees and approximately 14,200 part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

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
We also make available our corporate governance materials, including our corporate governance guidelines and our code of business conduct, on our website. If we make any substantive amendments to our code of business conduct or grant any waiver, including any implicit waiver, from a provision of the code for the benefit of our Chief Executive Officer and President and our Chief Financial Officer we will disclose the nature of such amendment or waiver on that website or in a Current Report on Form 8-K.

Item 1A.	RISK FACTORS
Investors in the Company should consider the following risk factors as well as the other information contained herein:
We may suffer adverse business consequences if we are unable to anticipate and respond to merchandise trends, marketing and promotional trends or customer shopping patterns.

The apparel industry is subject to rapidly changing fashion trends and shifting consumer preferences. Our success depends in part on the ability of our design and merchandising team to anticipate and respond to these changes. Our design, manufacturing and distribution process generally takes up to one year, during which time fashion trends and consumer preferences may further change.
In addition, marketing technology is evolving rapidly. We market our brand through various means, including customer research, direct mailings, email, advertising, promotional events, and in-store signage. Our ability to deliver a high customer experience that retains our current customer base and acquires new customers is dependent on our being able to anticipate new innovations in technology and our ability to use them to increase our brand value.
New technological innovations are also expanding ways that retail customers shop, including in-store, online, using tablets, mobile devices and other means. Our success depends in part on the ability of our merchandising and marketing teams to anticipate and respond to these innovations. Our failure to anticipate, identify or respond to these innovations could adversely affect customer acceptance of our products resulting in lower sales, increased inventory levels and/or lower margins, which could have a material adverse effect on our financial position, results of operations and cash flows.

Changes in our Comparable Retail Sales and/or quarterly results of operations could have a material adverse effect on the market price of our common stock.
Numerous factors affect our Comparable Retail Sales and quarterly results including, among others, weather conditions, merchandise assortment, retail prices, fashion trends, mall traffic, number of visits to our e-commerce site, the retail sales environment, calendar shifts of holidays or seasonal periods, timing of promotional events, macro-economic conditions and our success in executing our business strategies. Our Comparable Retail Sales and quarterly results have fluctuated significantly in the past and we anticipate that they will continue to fluctuate in the future, particularly in the current difficult economic climate, which may result in declines in consumer spending. The investment community follows Comparable Retail Sales and quarterly results closely and fluctuations in these results, or the failure of our results to meet investor expectations, may have a significant adverse effect on the price of our common stock.
Fluctuations in the prices of raw materials, labor and energy could result in increased product and/or delivery costs.
Over the past three years, we have seen significant fluctuations in the cost of cotton. Increases in the price of cotton or other raw materials, including wool and other materials used in the production of fabric and accessories, as well as increases in labor and energy costs, could result in significant cost increases for our products as well as their distribution to our distribution centers, retail locations and to our customers. To the extent we are unable to offset any such increased costs through value engineering or price increases, such increased costs could have a material adverse effect on our net sales, financial position, results of operations and cash flows.

Our success depends upon the service and capabilities of our management team. Changes in management or in our organizational structure, or inadequate management, could have a material adverse effect on our business.
Over the past three years, we had substantial changes in our management team, including key members of our senior management. While we have managed through these changes successfully to date, leadership change can be inherently difficult to manage and may cause disruption to our business or further turnover in our workforce or management team. Senior level management establishes the “tone at the top” by which an environment of ethical values, operating style and management philosophy is fostered. Changes in management, or inadequate management, could lead to an environment that lacks integrity, inspiration, and/or a lack of commitment by our employees. The inability of our senior management team to maintain an adequate organizational structure and a proper “tone at the top”, or the inability to attract additional qualified managers or other personnel, could have a material adverse effect on our business.

We may be unable to properly plan inventory purchases or manage new or existing merchandise.
We maintain an inventory of merchandise in our stores and distribution centers, some of which we anticipate will be in high demand. If inventory levels are in excess of customer demand, that may result in inventory write-downs or excessive markdowns and therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our merchandise, particularly higher volume styles, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in lost sales, a negative impact on our customer relationships and/or diminished brand loyalty. Any of these, individually or in aggregation, could have a material adverse effect on our financial position, results of operations and cash flows.

We may not be able to identify, evaluate or successfully execute business strategies.
We are continuously seeking new ways to further our brand recognition, expand our channels of distribution and geographical coverage, and improve our operational processes. We have a store expansion program in the U.S. and Canada, and have expanded our internet presence outside of the U.S. During Fiscal 2013, we plan to further expand our store base internationally through franchises. If we fail to appropriately manage our retail store, international and channel expansion, if we fail to properly execute our plans, or if we fail to identify alternative strategies, it could have a material adverse effect on our financial position, results of operations and cash flows.

We face significant competition in the retail industry, which could impact our ability to compete successfully against existing or future competition.
The children's apparel retail market is highly competitive. We compete in substantially all of our markets with Target Corporation, GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, P.S. from Aeropostale, Justice (a division of The Ascena Retail Group, Inc.), Carter's, Inc., J.C. Penney Company, Inc. , Kohl's Corporation and other department stores, as well as other discount stores such as Walmart Stores, Inc. There has been an increase in the number of U.S. retailers expanding into Canada which we anticipate will result in a significant increase in competition in the Canadian market. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in virtually all of the areas in which we have stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing and other resources than we have. We may not be able to continue to compete successfully against existing or future competition.

A material disruption in, failure of, or inability to upgrade, our information technology systems could adversely affect our business, financial position or results of operations and cash flows.
We rely heavily on various information systems to manage our complex operations, including management of our supply chain, point-of-sale processing in our stores, gift cards, our private label credit card, our online business and various other processes and transactions. Many of our systems are being upgraded or replaced. We have begun the process of implementing new computer systems that will enhance our core merchandising, planning and allocation, sourcing, and financial and accounting processes. Implementing new systems carries substantial risk, including failure to operate as designed, potential loss of data or information, cost overruns, implementation delays, disruption of operations, lower customer satisfaction resulting in lost customers or sales, inability to deliver merchandise to our stores or our customers, and the potential inability to meet reporting requirements. In addition, any disruptions or malfunctions affecting our current or new information systems could cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible. Risks associated with our information technology systems include:

•
risks associated with the failure of the computer systems due to inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems;

•	natural disasters or adverse weather conditions;

•	disruptions in telephone service or power outages;

•	reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers;

•	rapid technology changes; and

•	consumer privacy concerns and regulation.
Any of these potential issues, individually or in aggregation, could have a material adverse effect on our business, financial position, results of operations and cash flows.
We also rely on third-party vendors to design, program, implement, maintain and service our information systems. Any failures of these vendors to properly deliver their services could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our failure to successfully manage our e-commerce business could have a negative impact on our business.
The successful operation of our e-commerce business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and our fulfillment operations, and on our ability to provide a shopping experience that will generate orders and return visits to our site. Risks associated with our e-commerce business include:

•
risks associated with the failure of the computer systems that operate our website including, among others, inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems;

•	disruptions in telephone service or power outages;

•	reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers;

•	rapid technology changes;

•	credit card fraud;

•	the diversion of sales from our physical stores;

•	natural disasters or adverse weather conditions;

•	changes in applicable federal and state regulations;

•	liability for online content; and

•	consumer privacy concerns and regulation.

Problems in any one or more of these areas could have a material adverse effect on our financial position, results of operations and cash flows, and could damage our reputation and brand.

We have a single distribution center serving the U.S. and a single distribution center serving Canada. Damage to, or a prolonged interruption of operations at, either facility could have a material adverse effect on our business.

Our U.S. distribution center is located in Fort Payne, Alabama. This facility handles all of our warehousing and store fulfillment activities in the U.S., as well as the fulfillment of all of our e-commerce orders in the U.S. Our Canadian distribution center is located in Missassauga, Ontario, Canada. This facility handles all of our warehousing and store fulfillment activities in Canada. Damage to, or prolonged interruption of operations at, either facility due to a work stoppage, weather conditions such as a tornado, hurricane or flood, other natural disaster, or other event could have a material adverse effect on our financial condition, results of operations and cash flows.

Product liability costs, related claims, and the cost of compliance with consumer product safety laws such as the CPSIA in the U.S. or the CCPSA in Canada or our inability to comply with such laws could have a material adverse effect on our business and reputation.
We are subject to regulation by the Consumer Product Safety Commission (CPSC) in the U.S., Health Canada in Canada, and similar state and international regulatory authorities. Although we test the products sold in our stores and on our website, concerns about product safety, including but not limited to concerns about those manufactured in China and/or developing countries, where virtually all of our merchandise is manufactured, may lead us to recall selected products, either voluntarily, or at the direction of a governmental authority or may lead to a lack of consumer acceptance or loss of consumer trust. Product safety concerns, recalls, defects or errors could result in the rejection of our products by customers, damage to our reputation, lost sales, product liability litigation and increased costs, any or all of which could harm our business and have a material adverse effect on our financial position, results of operations and cash flows.
The cost of compliance with current requirements and any future requirements of the CPSC, Health Canada or other state or international regulatory authorities, new consumer product safety laws, including the new initiatives labeled as “green chemistry” and new regulatory testing, certification, packaging, labeling and advertising and reporting requirements which recently went into effect under the CPSIA, or changes to existing laws could have a material adverse effect on our financial position, results of operations and cash flows. In addition, any failure to comply with such requirements could result in significant penalties, require us to recall products and harm our reputation, any or all of which could have a material adverse effect on our business, reputation, and financial position, results of operations and cash flows.

We depend on our relationships with unaffiliated manufacturers, transportation companies, and independent agents. Our inability to maintain relationships with any of these entities, or the failure of any of their businesses, could adversely affect our business and results of operations.
We do not own or operate any manufacturing facilities, and therefore, are dependent upon independent third parties for the manufacture of all of our products. Most of our products are currently manufactured to our specifications, pursuant to purchase orders, by approximately 120 independent manufacturers located primarily in Asia. In Fiscal 2012, we sourced approximately 38% of our total goods from China, approximately 15% from Bangladesh, approximately 13% from Cambodia and approximately 12% from Vietnam. We did not source more than 7% from any other country or region. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. We will continue to reduce our reliance on the use of commissioned buying agents, and only use these commissioned agents for the sourcing of select product categories where we lack either technical competency in our own sourcing offices or when product volume is not sufficient to justify expanding our capabilities. Although we believe that we have the in-house capability to more efficiently source certain of our purchases, the inability to do so, or the inability to find additional sources to support our current needs and future growth could have a material adverse effect on our business.
Our merchandise is shipped directly from manufacturers through third parties to our distribution and fulfillment centers and to our stores. Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and our effective management of our distribution facilities and capacity. Furthermore, it is possible that events beyond our control, such as political unrest, a terrorist or similar act, military action, strike, weather patterns, natural disaster, continuing government spending cuts or other disruption, could result in delays in delivery of merchandise to our distribution centers or our stores, or the fulfillment of e-commerce orders to our customers. Any such event could have a material adverse effect on our business.
If our internal agents, independent agents, principal manufacturers or freight operators experience negative financial consequences, the inability to use these sources or find additional financially stable sources to support our current manufacturing and distribution needs and future growth in a timely manner could have a material adverse effect on our business.
Any of the above risks, individually or in aggregation, could have a material adverse effect on our financial position, results of operations and cash flows.

Because we purchase our products internationally, our business is sensitive to risks associated with international business.
Virtually all of our merchandise is purchased from foreign suppliers, of which China is the single largest representing approximately 38% of our imported merchandise. As a result, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	foreign governmental regulations;

•	the failure of an unaffiliated manufacturer to comply with local laws, including labor laws, health and safety laws or ethical labor practices.

•	financial or political instability;

•	the rising cost of doing business in particular countries, including China;

•	pressure from non-governmental organizations;

•	customer acceptance of foreign produced merchandise;

•	new legislation relating to import quotas or other restrictions that may limit the import of our merchandise;

•	imposition of duties, taxes, and other charges on imports;

•	fluctuation in the value of the U.S. dollar against foreign currencies;

•	significant delays in the delivery of cargo due to port security considerations, political unrest or weather conditions;

•	disruption of imports by labor disputes and local business practices;

•	regulations under the United States Foreign Corrupt Practices Act; and

•	increased cost of transportation.
In an attempt to mitigate the above risks within any one country, we maintain relationships with many manufacturers in various countries. In recent years, there has been much media scrutiny and well-publicized failures of the safety of a wide range of imported products manufactured in China. A continuation of such publicity or similar problems may lead consumers to avoid such goods. We cannot predict the effect that this, or the other factors noted above, in another country from which we import products could have on our business arrangements with foreign manufacturing sources. If any of these factors rendered the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources ceased doing business with us for any reason and we were unable to find alternative sources of supply, we could experience a material adverse effect on our business.
We require our independent manufacturers to operate in compliance with applicable laws and our internal requirements. Our vendor code of conduct promotes ethical business practices and we monitor compliance with them; however we do not control these manufacturers, their labor practices, their health and safety practices, or from where they buy their raw materials. Any violation of labor, health, environmental, safety or other laws by one of the independent manufacturers we use or any divergence of an independent manufacturer's labor practices from standards generally accepted as ethical in the United States and Canada could damage our reputation and could have a material adverse effect on our business.
Any of the above risks, individually or in aggregation, could negatively impact our financial position, results of operations and cash flows.

Because certain of our subsidiaries operate outside of the United States, some of our revenues, product costs and other expenses are subject to foreign economic and currency risks.
We have store operations in Canada and buying operations in various locations in Asia, primarily Hong Kong and Shanghai, China, and we have plans to continue to expand our store operations internationally primarily through franchises. We cannot guarantee that we will be able to address in a timely manner or at all the risks of conducting operations in countries outside of the U.S., such as differing consumer preferences, governmental requirements over merchandise importation, product safety requirements, employment, taxation and multi-lingual requirements. Our failure to address such risks in a timely manner or at all could adversely affect our business and financial position, results of operations and cash flows.
The currency market has seen significant volatility in the value of the U.S. dollar against other foreign currencies. While our business is primarily conducted in U.S. dollars, we purchase virtually all of our products overseas, and we generate significant revenues in Canada. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have a material adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third party manufacturers that produce our products, or franchisees that purchase our products, by making their purchases of raw materials or products more expensive and more difficult to finance.
Approximately 14% of our consolidated net sales and operating expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our financial position, results of operations and cash flows. Additionally, we have foreign currency denominated receivables and payables that, to date, have not been hedged against foreign currency fluctuations. When settled, these receivables and payables could result in significant transaction gains or losses.
Pending legal and regulatory actions are inherent in our business and could adversely affect our results of operations or financial position or harm our businesses or reputation.
We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including treble, punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material adverse effect on us or cause us reputational harm, which in turn could harm our business prospects. Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, would be discussed under Item 3- Legal Proceedings of Part I of this Annual Report on Form 10-K. Currently, there are not any material actions which require disclosure under Item 3.
Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flows in a particular quarterly or annual period could be materially adversely affected by an ultimate unfavorable resolution of pending or new litigation and regulatory matters. In light of the unpredictability of our litigation and regulatory matters, it is also possible that in certain cases an ultimately unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position, results of operations and cash flows.

We depend on generating sufficient cash flows, together with our existing cash balances and availability under our credit facility, to fund our ongoing operations, capital expenditures, any debt service requirements and any share repurchase program.
Our ability to fund our ongoing operations, planned capital expenditures, share repurchase programs and potential debt service requirements will depend on our ability to generate cash flows. Our cash flows are dependent on many factors, including:

•	seasonal fluctuations in our net sales and net income, which typically are lowest in the second fiscal quarter;

•	the timing of inventory purchases for upcoming seasons, particularly in the second fiscal quarter as our sales are lowest and we are purchasing merchandise for the back-to-school season;

•	vendor, other supplier and agent terms and related conditions, which may be less favorable to us as a smaller company in comparison to larger companies; and

•	general business conditions, economic uncertainty or slowdown, including the continuing weakness in the overall economy.
 Most of these factors are beyond our control. It is difficult to predict the impact that the general economic conditions and the continuing political uncertainty will continue to have on consumer spending and our financial results. However, we believe that they will continue to result in reduced spending by our customers, which would reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. In addition, steps that we may take to limit cash outlays, such as delaying the purchase of inventory, may not be successful or could delay the arrival of merchandise for future selling seasons, which could reduce our net sales or profitability. If we are unable to generate sufficient cash flows, we may not be able to fund our ongoing operations, planned capital expenditures, share repurchase programs and potential debt service requirements and we may be required to seek additional sources of liquidity.
In addition, at February 2, 2013, approximately $148.9 million, or 77%, of our cash was held in foreign subsidiaries. Because our investments in these foreign subsidiaries are considered permanently reinvested, any repatriation of cash from them would require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences. In addition, these funds are subject to foreign currency exchange rate fluctuations, which if these rates should move unfavorably, could cause a material decrease in available funds.
Negative changes in the economy, such as further deterioration in the global economic environment, and resulting declines in consumer confidence and spending, have had and could continue to have an adverse effect on the apparel industry and on our operating results.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary periods and also may decline at other times. During 2008 and 2009, the global economic environment deteriorated significantly, and remained weak into 2013. Increases in tax rates, declines in real estate values, reduced credit lending by banks, high unemployment levels and significant volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has and continues to adversely affect our business as it is dependent on consumer demand for our products. In North America, we have experienced a slowdown in customer traffic and a highly promotional environment. These same conditions exist in many international markets. If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings.
In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, fluctuating food, fuel and other energy costs, and increases in tax rates and energy prices. Similarly, natural disasters, political unrest, actual or potential terrorist acts and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases or preventing our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our financial position, results of operations and cash flows.
A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could adversely affect our business.
Despite our efforts and technology to secure our computer network, a cyber-attack may bypass the security causing a computer network breach and leading to a material disruption of our computer network and/or the loss of business, employee or customer information and/or ecommerce sales.   Despite our due diligence in selecting and monitoring third party vendors and partners, a similar breach to their computer networks may occur, leading to a material disruption of our computer network and/or the loss of business, employee or customer information and/or ecommerce sales. Such a cyber-attack could result in any of the following:

•	theft, destruction, loss, misappropriation or release of confidential data, intellectual property or customer information, including personally identifiable information;

•	operational or business delays resulting from the disruption of our computer network and subsequent clean-up and mitigation activities;

•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers; and

•	loss of sales generated through our e-commerce website through which we sell merchandise to customers.

Our systems and procedures are required to meet the Payment Card Industry ("PCI") data security standards, which require periodic audits by independent third parties to assess compliance. Failure to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment by credit or debit cards. There can be no assurance that we will be able to satisfy PCI security standards. In addition, PCI is controlled by a limited number of vendors who have the ability to impose changes in PCI's fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses.
Any of the above risks, individually or in aggregation, could damage our reputation and result in lost sales, fines, and/or lawsuits, which in turn could have a material adverse effect on our financial position, results of operations and cash flows. Further, a significant breach of federal, state, local or international privacy laws could have a material adverse effect on our financial position, results of operations and cash flows.
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
Currently, approximately 60% of our stores are located in malls, approximately 23% are located in strip centers, approximately 13% are located in outlet centers and approximately 4% are located in street stores. If any of our landlords should suffer financial difficulty, it could render them unable to fulfill their duties under our lease agreements. Such duties include providing a sufficient number of mall co-tenants, common area maintenance, utilities, and payment of real estate taxes. While we have certain remedies under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities could have a material adverse effect on our financial position, results of operations and cash flows.
The leases for most of our existing stores are for initial terms of 10 years. If we are unable to continue to negotiate acceptable lease and renewal terms, it could have a material adverse effect on our financial position, results of operations and cash flows.
If we are unable to open and operate new stores successfully, our future operating results will be adversely affected.
We anticipate opening approximately 55 stores and remodeling approximately 91 stores in the U.S. and Canada during Fiscal 2013. Our ability to open and operate new stores successfully depends on many factors, including, among others, the availability of suitable store locations and suitably sized space, the ability to negotiate acceptable lease terms, the ability to timely complete necessary construction, the ability to successfully integrate new stores into our existing operations, the ability to hire and train store personnel and the ability to recognize and respond to regional and climate-related differences in customer preferences.
We cannot guarantee that we will achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. Our total store base grew approximately 4% during Fiscal 2012 and 5% during Fiscal 2011. The anticipated opening of approximately 55 stores in Fiscal 2013 would grow the total store base by 5%. Operating margins may also be adversely affected during periods in which we have incurred expenses in anticipation of new store openings.
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
Our business is subject to a wide array of laws and regulations. Significant legislative or regulatory changes that impact our relationship with our workforce or our customers could increase our expenses and adversely affect our operations. None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various locations. There is no assurance that our employees will not unionize in the future. Changes in other regulatory areas, such as consumer credit, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, privacy laws or data collection and security laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could have a material adverse effect on our financial position, results of operations and cash flows. Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.
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

We are subject to income taxes in the United States and foreign jurisdictions, including Canada and Hong Kong. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations, financial condition and cash flows in future periods. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service, Revenue Canada and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our provision for income taxes and cash tax liability.

Any disruption in, or changes to, our consumer credit arrangements, including our private label credit card agreement with Citibank, N.A., may adversely affect the ability of our customers to obtain consumer credit.
Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. Additionally, during periods of increasing consumer credit delinquencies, financial institutions may reexamine their lending practices and procedures. There can be no assurance that the delinquencies being experienced by providers of consumer credit generally would not cause providers of third party credit offered by us to decrease the availability of, or increase the cost of such credit.
Any of the above risks, individually or in aggregation, could have a material adverse effect on the way we conduct business and could negatively impact our financial position, results of operations and cash flows.
We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis, including in the countries in which we have business operations or plan to have business operations. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks in the United States or Canada. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Also, others may assert proprietary rights in our intellectual property and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.
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
Acts of terrorism, effects of war, natural disasters, other catastrophes or political unrest could have a material adverse effect on our business.

The threat or actual acts of terrorism continue to be a risk to the global economy. Terrorism and potential military responses, political unrest, natural disasters such as Hurricane Sandy, pandemics or other health issues have disrupted and could disrupt commerce, impact our ability to operate our stores in affected areas or impact our ability to provide critical functions necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our financial position, results of operations and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending patterns or customer traffic, and thus have an adverse impact on our financial position, results of operations and cash flows.

ITEM 1B.-UNRESOLVED STAFF COMMENTS
None.

ITEM 2.-PROPERTIES
We lease all of our existing store locations in the United States and Canada, with lease terms expiring through 2023. The average unexpired lease term for our stores is approximately 4.5 years in the United States and approximately 5.5 years in Canada. The leases for most of our existing stores are for initial terms of 10 years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. We anticipate that we will be able to extend those leases on satisfactory terms as they expire, or relocate to desirable locations.
The following table sets forth information with respect to our non-store locations as of February 2, 2013:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
Fort Payne, AL (1)	Warehouse Distribution Center	700,000	Owned
Ontario, Canada (2)	Warehouse Distribution Center	95,000	4/30/2019
500 Plaza Drive, Secaucus, NJ (3)	Corporate Offices, Design	200,000	5/31/2029
Hong Kong, China (3)	Product Support	28,000	4/30/2015
Shanghai, China (3)	Product Support	14,000	7/14/2015
Gurgaon, India (3)	Product Support	11,000	3/12/2015
Tirupur, India (3)	Product Support	3,600	9/15/2015
____________________________________________

(1)	Supports The Children's Place U.S. stores and e-commerce business.

(2)	Supports The Children's Place Canada stores.

(3)	Supports both The Children's Place U.S. stores and The Children's Place Canada stores.

During the first quarter of fiscal 2012, our management approved a plan to exit our West Coast DC and move the operations to the Southeast DC. We ceased operations at the West Coast DC in May 2012. The lease of the West Coast DC expires in March 2016 and we have subleased most of this facility through March 2016.
In August 2012, our management approved a plan to close the Northeast DC and move the operations to its Southeast DC. We ceased operations in the Northeast DC during the fourth quarter of fiscal 2012. The lease of our Northeast DC expires in January 2021 and we are seeking to sublet this facility.
On occasion, we may operate other leased facilities to support seasonal warehousing needs.

ITEM 3.-LEGAL PROCEEDINGS
We are involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on our financial position, results of operations or cash flows.

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

	High	Low
2012
First Quarter	$53.51	$45.85
Second Quarter	51.70	43.47
Third Quarter	61.75	49.68
Fourth Quarter	61.55	43.78

2011
First Quarter	$55.80	$40.71
Second Quarter	55.90	43.74
Third Quarter	49.96	36.96
Fourth Quarter	57.55	44.60
On March 26, 2013, the last reported sale price of our common stock was $44.51 per share, the number of holders of record of our common stock was approximately 69 and the number of beneficial holders of our common stock was approximately 30,600.
We do not pay dividends to our stockholders. Our credit facility prohibits the payment of dividends and imposes conditions on our purchases of our common stock. On August 18, 2010, our Board of Directors authorized a share repurchase program in the amount of $100 million (the “2010 Share Repurchase Program”), on March 3, 2011 another share repurchase program was authorized in the amount of $100 million (the “2011 Share Repurchase Program”), on March 7, 2012 another share repurchase program was authorized in the amount of $50.0 million (the “2012 $50 Million Share Repurchase Program”) and on November 26, 2012 another share repurchase program was authorized in the amount of $100.0 million (the “2012 $100 Million Share Repurchase Program”).  At February 2, 2013, there was approximately $80.4 million remaining on the 2012 $100 Million Share Repurchase Program. The 2010 Share Repurchase Program, 2011 Share Repurchase Program and 2012 $50 Million Share Repurchase Program have been completed. Under the 2012 $100 Million Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

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

	Fiscal Year Ended
	February 2, 2013		January 28, 2012
	Shares	Value	Shares	Value
Share repurchases related to:
2010 Share buyback program	—	—	213	10,102
2011 Share buyback program	377	19,236	1,712	80,764
2012 $50 Million Share buyback program	1,001	50,000	—	—
2012 $100 Million Share buyback program (1)	420	19,638	—	—
Withholding taxes	2	146	19	891
Shares acquired and held in treasury	10	521	14	598

(1)	Subsequent to February 2, 2013 and through March 26, 2013, we repurchased an additional 0.1 million shares for approximately $5.9 million.
The following table provides a month-to-month summary of our share repurchase activity during the 14 weeks ended February 2, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
10/28/12-11/24/12 (1)	361,580	$48.82	360,175	$104,018
11/25/12-12/29/12	260,000	46.55	260,000	91,915
12/30/12-2/2/13 (2)	243,313	47.68	242,500	80,351
Total	864,893	$47.82	862,675	$80,351

(1)
Includes 1,080 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 325 shares withheld to cover taxes in conjunction with the vesting of a stock award.

(2) Includes 813 shares withheld to cover taxes in conjunction with the vesting of a stock award.
Equity Plan Compensation Information
On May 20, 2011, our shareholders approved the 2011 Equity Incentive Plan (the "2011 Equity Plan"). Upon adoption of the 2011 Equity Plan, we ceased issuing awards under the 2005 Equity Incentive Plan (together with the 1997 Stock Option Plan, the "Prior Plans"), however, any forfeitures or shares withheld to cover taxes that were related to awards granted under the Prior Plans are added back to shares available for future issuance under the 2011 Equity Plan. The following table provides information as of February 2, 2013, about the shares of our Common Stock that may be issued under our equity compensation plans.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A)) (2)
Equity Compensation Plans Approved by Security Holders	83,525	$30.08	1,687,510
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	83,525	$30.08	1,687,510
____________________________________________

(1)	Amount consists of 35,525 shares issuable under our 1997 Stock Option Plan and 48,000 shares issuable under our 2005 Equity Incentive Plan.

(2)
Excluded from this amount are 74,023 shares issuable upon vesting of deferred stock awards, of which 71,571 were issued under our 2005 Equity Incentive Plan, and 2,452 shares issuable upon vesting of performance awards, all of which were issued under our 2005 Equity Incentive Plan.

Performance Graph
The following graph compares the cumulative stockholder return on our common stock with the return on the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade. The graph assumes that $100 was invested on February 2, 2008 in each of our common stock, the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and the CRSP Total Return Index for the NASDAQ Retail Trade.
The table below sets forth the closing price of our Common Stock and the closing indices for the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade on the last day of each of our last six fiscal years.

	2007	2008	2009	2010	2011	2012
The Children's Place---"PLCE"	19.780	18.810	31.800	42.270	50.050	49.530
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	813.974	400.522	579.464	742.933	1,011.628	1,163.278
CRSP Total Return Index for the NASDAQ Retail Trade	485.385	312.127	463.164	577.479	699.415	827.442
The table below assumes that $100 was invested on February 2, 2008 in each of our common stock, CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade.

	2007	2008	2009	2010	2011	2012
The Children's Place---"PLCE"	100.000	95.100	160.770	213.70	253.03	250.40
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	100.000	62.460	91.180	115.59	124	142.90
CRSP Total Return Index for the NASDAQ Retail Trade	100.000	64.300	95.430	118.97	144.10	170.47

ITEM 6.-SELECTED FINANCIAL DATA
We are the largest pure-play children's specialty apparel retailer in North America. As of February 2, 2013 we operated 1,095 The Children's Place stores across North America and an online store at www.childrensplace.com. The following table sets forth certain historical financial and operating data for The Children's Place Retail Stores, Inc. and its subsidiaries. The statement of operations data for the three fiscal years ended February 2, 2013, and the balance sheet data as of February 2, 2013 and January 28, 2012 have been derived from, and should be read in conjunction with, the audited financial statements presented elsewhere herein. All other data presented herein, have not been audited. The information contained in this table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and notes thereto included elsewhere herein.

	Fiscal Year Ended (1)
Statement of Operations Data (in thousands, except per share and square footage data):	February 2, 2013	January 28, 2012 (2)	January 29, 2011 (2)	January 30, 2010 (2)	January 31, 2009 (2)
Net sales	$1,809,486	$1,715,862	$1,673,999	$1,643,587	$1,630,323
Cost of sales	1,118,046	1,056,213	1,013,878	991,393	954,227
Gross profit	691,440	659,649	660,121	652,194	676,096
Selling, general and administrative expenses (3)	510,918	477,425	456,558	456,338	467,730
Asset impairment charges (4)	2,284	2,208	2,713	2,200	6,491
Other costs (5)	11,088	—	—	—	213
Depreciation and amortization	77,435	74,573	71,640	71,447	71,410
Operating income	89,715	105,443	129,210	122,209	130,252
Interest income (expense), net	(20)	(690)	(1,530)	(5,731)	(4,939)
Income from continuing operations before income taxes	89,695	104,753	127,680	116,478	125,313
Provision for income taxes	26,452	30,408	47,920	32,743	46,147
Income from continuing operations	63,243	74,345	79,760	83,735	79,166

Diluted income per common share from continuing operations	$2.61	$2.90	$2.91	$2.92	$2.68

Selected Operating Data for Continuing Operations:
Number of Company operated stores open at end of period	1,095	1,049	995	947	917
Comparable retail sales increase (decrease)	2.0%	(2.5)%	(2.5)%	(2.1)%	4.7%
Average net sales per store (6)	$1,393	$1,492	$1,587	$1,634	$1,703
Average square footage per store (7)	4,791	4,903	4,943	4,965	4,918
Average net sales per square foot (8)	$300	$299	$318	$332	$350

Balance Sheet Data (in thousands):
Working capital (9)	$353,729	$357,373	$365,736	$333,525	$339,601
Total assets	923,410	866,252	872,762	876,219	966,765
Long-term debt	—	—	—	—	55,000
Stockholders’ equity	620,949	624,969	626,157	611,125	574,887
____________________________________________

(1)	The period ending February 2, 2013 was a 53-week year. All other periods presented were 52-week years.

(2)	Adjusted due to the change in inventory costing method, see Note 2 of the Notes to our Consolidated Financial Statements.

(3)	Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

(4)	Asset impairment charges generally relate to the write-off of fixed assets related to underperforming stores.

(5)	Other costs include exit costs associated with the closures of the West Coast DC and Northeast DC in Fiscal 2012.

(6)	Average net sales per store represents net sales from stores open throughout the full period divided by the number of such stores.

(7)	Average square footage per store represents the square footage of stores operated on the last day of the period divided by the number of such stores.

(8)	Average net sales per square foot represent net sales from stores open throughout the full period divided by the square footage of such stores.

(9)	Working capital is calculated by subtracting our current liabilities from our current assets.

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
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children's Place”, “we”, “us”, “our” and similar terms refer to The Children's Place Retail Stores, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in our management's discussion and analysis of financial condition and results of operations are defined as follows:

•	Fiscal 2012 - The fifty-three weeks ended February 2, 2013

•	Fiscal 2011 - The fifty-two weeks ended January 28, 2012

•	Fiscal 2010 - The fifty-two weeks ended January 29, 2011

•	Fiscal 2013 - Our next fiscal year representing the fifty-two weeks ending February 1, 2014

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

•	GAAP - Generally Accepted Accounting Principles

•	SEC- Securities and Exchange Commission

•
Comparable Store Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months. Stores that temporarily close for non-substantial remodeling are excluded from comparable store sales for only the period that they were closed.  A store is considered substantially remodeled if it has been relocated or materially changed in size

•	Comparable E-commerce Sales — Net sales, in constant currency, from our e-commerce store, excluding postage and handling fees

•	Comparable Retail Sales — Comparable Store Sales plus Comparable E-commerce Sales.

•	Gross Margin - Gross profit expressed as a percentage of net sales

•	SG&A - Selling, general and administrative expenses
OVERVIEW
Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture and sell fashionable, high-quality, value‑priced merchandise, virtually all of which is under our proprietary “The Children's Place” brand name. As of February 2, 2013, we operated 1,095 stores across North America and an online store at www.childrensplace.com.
Changes in Accounting Principle
During the fourth quarter of Fiscal 2012 the Company elected to change its method of accounting for inventories from the retail inventory method to an average cost method. In addition, the Company has elected to capitalize additional supply chain costs, which were previously expensed as incurred. The Company has applied the changes in its method of accounting for inventory retrospectively to all prior periods presented within the consolidated financial statements. See Note 2 to the consolidated financial statements, Changes in Accounting Principle, for further discussion.
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
Operating Highlights
Net sales in Fiscal 2012 increased $93.6 million, or 5.5%, to $1,809.5 million, compared to $1,715.9 million reported in Fiscal 2011. During Fiscal 2012 our Comparable Retail Sales increased 2.0% compared to a decrease of 2.5% during Fiscal 2011. In Fiscal 2012, we opened 64 stores, remodeled 67 stores and closed 18 stores.
During Fiscal 2012, we reported income from continuing operations of $63.2 million, or $2.61 per diluted share, compared to $74.3 million, or $2.90 per diluted share, in Fiscal 2011.
During the first quarter of fiscal 2012, our management approved a plan to exit our West Coast DC and move the operations to the Southeast DC. We ceased operations at the West Coast DC in May 2012. The lease of the West Coast DC expires in March 2016 and we have subleased most of this facility through March 2016. During Fiscal 2012, we recognized approximately $4.2 million of costs in exiting the West Coast DC, which primarily included lease termination costs (net of anticipated sublease income), asset disposal costs, and severance to affected employees. These costs are included in other costs in the accompanying consolidated statements of operations. Remaining costs associated with the exit of the West Coast DC are not expected to be material.
In August 2012, management approved a plan to close the Northeast DC and move the operations to its Southeast DC. We ceased operations in the Northeast DC during the fourth quarter of fiscal 2012. The lease of our Northeast DC expires in January 2021 and we are seeking to sublet this facility. During Fiscal 2012, we recorded $7.7 million of accelerated depreciation and $6.9 million of lease termination costs (net of anticipated sublease income) and severance. Accelerated depreciation is included in depreciation and amortization and severance is included in other costs in the accompanying consolidated statements of operations. Remaining costs associated with the exit of the Northeast DC are not expected to be material.
At February 2, 2013 the Company had approximately $8.4 million of accrued restructuring costs related to lease termination costs associated with the exit of the West Coast DC and the Northeast DC, of which $3.6 million was included in accrued expenses and other current liabilities.
During Fiscal 2012 we began an international store expansion program through territorial agreements with franchisees. At February 2, 2013 our franchisees had a total of 16 stores open in the Middle East, and we expect them to end Fiscal 2013 with approximately 40 stores open. For Fiscal 2012, revenue from franchisees was less than 1% of total net sales.
Our business has been adversely affected by the continued weakness in the U.S. and Canadian economic environments. Factors such as high unemployment levels, a highly promotional retail environment and inconsistent consumer retail traffic have negatively affected our business.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes the average translation rates most impacting our operating results:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Average Translation Rates (1)
Canadian Dollar	1.0024	1.0101	0.9743
Hong Kong Dollar	0.1289	0.1285	0.1287
China Yuan Renminbi	0.1586	0.1552	0.1481
____________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. The rates represent the U.S. dollar equivalent of each foreign currency.

For Fiscal 2012, the effects of these translation rate changes on net sales and gross profit were decreases of $0.9 million and $0.1 million, respectively, and an increase of $0.5 million on income from continuing operations before income taxes. Net sales are affected only by the Canadian dollar translation rates. In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its inventory purchases which are priced in U.S. dollars. The effect of the exchange rate on these purchases was a decrease to our gross profit of approximately $2.2 million in Fiscal 2012.

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
Inventory Valuation— We value inventory at the lower of cost or market (“LCM”), with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the LCM calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our LCM reserve as of February 2, 2013 would have impacted net income by approximately $0.2 million.  Our reserve balance at February 2, 2013 was approximately $2.4 million.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned, and these awards have an additional service period requirement ("Performance Awards"). Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the employee can earn up to 200% of their Target Shares. Performance Awards generally cliff vest after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of our common stock on the grant date.  Effective with the adoption of the 2011 Equity Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our Fiscal 2012 net income by approximately $0.4 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance period.  For all outstanding performance awards as of February 2, 2013, the performance periods have concluded and therefore are not subject to estimates of future operating performance.

Stock Options
We have not issued stock options since fiscal 2008; however, certain stock options issued prior to fiscal 2008 remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at February 2, 2013.
Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of February 2, 2013 would have impacted net income by approximately $0.6 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At February 2, 2013, the average net book value per store was approximately $0.2 million.
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
Our cash and cash equivalents, short-term investments, accounts receivable, accounts payable and credit facility are all short-term in nature.  As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy.  The underlying assets and liabilities of our Deferred Compensation Plan fall within Level 1 of the fair value hierarchy.
Recently Adopted Accounting Standards
Effective January 29, 2012, we adopted the accounting standard update, “Comprehensive Income”. Under this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. We elected to present comprehensive income in two separate but consecutive statements in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses increased approximately 40 basis points to 28.2% of net sales during Fiscal 2012 from 27.8% during Fiscal 2011.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012 (1)	January 29, 2011 (1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.8	61.6	60.6
Gross profit	38.2	38.4	39.4
Selling, general and administrative expenses	28.2	27.8	27.3
Asset impairment charge	0.1	0.1	0.2
Other costs	0.6	—	—
Depreciation and amortization	4.3	4.3	4.3
Operating income	5.0	6.1	7.7
Interest (expense), net	—	—	(0.1)
Income from continuing operations before income taxes	5.0	6.1	7.6
Provision for income taxes	1.5	1.8	2.9
Income from continuing operations	3.5	4.3	4.8
Income from discontinued operations, net of taxes	—	—	—
Net income (loss)	3.5%	4.3%	4.7%
Number of stores operated by the Company, end of period	1,095	1,049	995
____________________________________________
 Table may not add due to rounding.

(1)	Adjusted due to the change in inventory costing method. See Note 2 of the Notes to our Consolidated Financial Statements.
The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales:
The Children’s Place U.S.	$1,557,549	$1,489,795	$1,450,116
The Children’s Place Canada	251,937	226,067	223,883
Total net sales	$1,809,486	$1,715,862	$1,673,999

	Fiscal Year Ended
	February 2, 2013	January 28, 2012 (1)	January 29, 2011 (1)
Gross profit:
The Children’s Place U.S.	$584,081	$553,755	$551,327
The Children’s Place Canada	107,359	105,894	108,794
Total gross profit	$691,440	$659,649	$660,121
Gross Margin:
The Children’s Place U.S.	37.5%	37.2%	38.0%
The Children’s Place Canada	42.6%	46.8%	48.6%
Total gross margin	38.2%	38.4%	39.4%

(1)	Adjusted due to the change in inventory costing method. See Note 2 to the accompanying consolidated financial statements.
Fiscal 2012 Compared to Fiscal 2011
Net sales increased by $93.6 million to $1,809.5 million during Fiscal 2012 from $1,715.9 million during Fiscal 2011.  Our net sales increase resulted from a $54.8 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales, a Comparable Retail Sales increase of 2.0%, or $31.3 million and $8.4 million in revenue from international franchisees, partially offset by $0.9 million from unfavorable changes in the Canadian exchange rate.  Our 2.0% increase in Comparable Retail Sales was primarily the result of a 1% increase in the average dollar transaction size and a 1% increase in the number of transactions.  Comparable E-commerce Sales increased 20.8% during Fiscal 2012. Total e-commerce sales, which include postage and handling, increased to 11.9% of sales during Fiscal 2012 from 10.3% during Fiscal 2011.
The Children’s Place U.S. net sales increased $67.7 million, or 4.5%, to $1,557.5 million during Fiscal 2012 compared to $1,489.8 million during Fiscal 2011.  This increase resulted from a $39.2 million increase in sales from new stores and other sales that did not qualify as comparable sales and a $28.8 million increase in Comparable E-commerce Sales, partially offset by flat Comparable Store Sales of 0.0%, or a decrease of $0.3 million. Comparable Store Sales was flat primarily due to a 1% decrease in the number of transactions and a 1% increase in the average dollar transaction size.
The Children’s Place Canada net sales increased $25.8 million, or 11.4%, to $251.9 million during Fiscal 2012 compared to $226.1 million during Fiscal 2011.  This increase resulted primarily from a $15.6 million increase in sales from new stores and other sales that did not qualify as comparable sales, $8.4 million in revenue from international franchisees and a $6.3 million increase in Comparable E-commerce Sales partially offset by a decline in Comparable Store Sales of 1.7%, or $3.6 million, and a $0.9 million decrease resulting from unfavorable changes in the Canadian exchange rates. The decrease in Comparable Store Sales was primarily the result of a 3% decrease in the average dollar transaction size, partially offset by a 1% increase in the number of transactions.
During Fiscal 2012, we opened 64 stores, consisting of 58 in the United States and 6 in Canada. We closed 18 stores in Fiscal 2012, all in the United States.
Gross profit increased by $31.8 million to $691.4 million during Fiscal 2012 from $659.6 million during Fiscal 2011.  Consolidated Gross Margin decreased approximately 20 basis points to 38.2% during Fiscal 2012 from 38.4% during Fiscal 2011. The decrease in consolidated Gross Margin resulted primarily from a de-leverage of fixed costs.
Gross Margin at The Children's Place U.S. increased approximately 30 basis points from 37.2% in Fiscal 2011 to 37.5% in Fiscal 2012.  This increase resulted primarily from lower cost of goods sold as a percentage of net sales and leverage of supply chain costs.
Gross Margin at The Children's Place Canada decreased approximately 420 basis points from 46.8% in Fiscal 2011 to 42.6% in Fiscal 2012.  This decrease resulted primarily from higher cost of goods sold as a percentage of net sales of approximately 220 basis points, de-leverage of supply chain costs and other fixed costs of 170 basis points and a decrease of 30 basis points due to the impact of lower margins on revenue from international franchisees.
Selling, general and administrative expenses increased $33.5 million to $510.9 million during Fiscal 2012 from $477.4 million during Fiscal 2011. As a percentage of net sales SG&A increased approximately 40 basis points to 28.2% during Fiscal 2012 from 27.8% during Fiscal 2011.  The comparability of our SG&A was affected by the following items:

•	we streamlined our field workforce and eliminated certain positions in our corporate headquarters which resulted in severance expense of approximately $2.0 million;

•	we incurred approximately $1.1 million of expense related to a legal settlement; and

•	as part of a continuing store fleet review, we identified certain store fixtures and supplies that will no longer be used, which resulted in a write-off charge of approximately $0.9 million.
Excluding the effect of the above, SG&A increased approximately $29.5 million, or 20 basis points, and included the following variances:

•	investments in growth initiatives increased our administrative payroll and related expenses by approximately $14.1 million, or 60 basis points;

•	performance-based compensation increased approximately $11.3 million, or 60 basis points, primarily due to operating performance compared to performance goals;

•	marketing expenses, where we decreased direct mail programs, professional and consulting fees and employee costs decreased $4.8 million, or 50 basis points;

•	pre-opening expenses decreased approximately $0.6 million, or 10 basis points, resulting from opening 24 fewer stores during Fiscal 2012 compared to Fiscal 2011; and

•
store expenses increased approximately $9.2 million; however, as a percentage of sales it decreased 40 basis points. The dollar increase is primarily due to having an average of 48 more stores during Fiscal 2012 compared to Fiscal 2011. The leveraging of store expenses resulted primarily from expense savings in supplies, repairs and maintenance, other store expenses and reduced credit card fees.

Asset impairment charges were $2.3 million during Fiscal 2012 compared to $2.2 million during Fiscal 2011.  We impaired six and seven underperforming stores during Fiscal 2012 and Fiscal 2011, respectively.
Other costs were $11.1 million during Fiscal 2012 and consist of exit costs related to management's decision to close our West Coast DC and Northeast DC.
Depreciation and amortization was $77.4 million during Fiscal 2012 compared to $74.6 million during Fiscal 2011. As a percentage of net sales, depreciation and amortization was 4.3% in both years. Depreciation and amortization in Fiscal 2012 was impacted by $7.7 million of accelerated depreciation associated with the closing of the Northeast DC and $1.6 million of accelerated depreciation associated with early remodels of certain Canadian stores. Excluding the effect of these items, depreciation and amortization was $68.1 million, or 3.8% of net sales. This decrease resulted from the lower cost of store build-outs over the past several years.
Interest expense, net was immaterial during Fiscal 2012, compared to $0.7 million during Fiscal 2011. The decrease is primarily due to lower fees related to our credit facility.
Provision for income taxes was $26.5 million during Fiscal 2012 compared to $30.4 million during Fiscal 2011.  The decrease of $3.9 million is due to a $15.1 million decrease in income from continuing operations before income taxes.
Net income was $63.2 million during Fiscal 2012 compared to $74.3 million during Fiscal 2011, due to the factors discussed above.  Diluted earnings per share was $2.61 in Fiscal 2012 compared to $2.90 in Fiscal 2011.  This decrease in earnings per diluted share is due to lower net income partially offset by a lower diluted weighted average number of common shares outstanding of approximately 1.4 million shares, virtually all of which is related to our share repurchase programs.
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
Gross profit decreased by $0.5 million to $659.6 million during Fiscal 2011 from $660.1 million during Fiscal 2010.  Consolidated Gross Margin decreased approximately 100 basis points to 38.4% during Fiscal 2011 from 39.4% during Fiscal 2010.  This decrease resulted primarily from higher cost of goods sold as a percentage of net sales of approximately 70 basis points and de-leverage of supply chain costs of approximately 30 basis points.
Gross Margin at The Children's Place U.S. decreased approximately 80 basis points from 38.0% in Fiscal 2010 to 37.2% in Fiscal 2011.  This decrease resulted primarily from higher cost of goods sold as a percentage of net sales of approximately 70 basis points and de-leverage of fixed costs of approximately 10 basis points.
Gross Margin at The Children's Place Canada decreased approximately 180 basis points from 48.6% in Fiscal 2010 to 46.8% in Fiscal 2011.  This decrease resulted primarily from de-leverage of fixed costs.
Selling, general and administrative expenses increased $20.8 million to $477.4 million during Fiscal 2011 from $456.6 million during Fiscal 2010. As a percentage of net sales SG&A increased approximately 50 basis points to 27.8% during Fiscal 2011 from 27.3% during Fiscal 2010 and included the following variances:

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
Asset impairment charges were $2.2 million during Fiscal 2011 compared to $2.7 million during Fiscal 2010.  We impaired seven and eight underperforming stores during Fiscal 2011 and Fiscal 2010, respectively.
Depreciation and amortization was $74.6 million during Fiscal 2011 compared to $71.6 million during Fiscal 2010. As a percentage of net sales, depreciation and amortization was 4.3% in both years.
Interest expense, net was $0.7 million during Fiscal 2011, compared to $1.5 million during Fiscal 2010. The decrease is primarily due to lower fees related to our credit facility.
Provision for income taxes was $30.4 million during Fiscal 2011 compared to $47.9 million during Fiscal 2010.  The decrease of $17.5 million is due to a $22.9 million decrease in income from continuing operations before income taxes and a decrease in our effective tax rate to 29.0% in Fiscal 2011 from 37.5% in Fiscal 2010. During Fiscal 2011, we changed our permanent reinvestment assertion as it related to our Hong Kong and other Asian subsidiaries, whereby we no longer provide deferred taxes on the undistributed earnings of these subsidiaries. This had the effect of reducing our income tax provision by approximately $6.9 million. We also recognized approximately $3.6 million more of unrecognized tax benefits in Fiscal 2011 compared to Fiscal 2010.
Income from discontinued operations, net of taxes was $0.5 million in Fiscal 2010, which related to the disposal of a business during fiscal 2008.

Net income was $74.3 million during Fiscal 2011 compared to $79.3 million during Fiscal 2010, due to the factors discussed above.  Diluted earnings per share was $2.90 in Fiscal 2011 compared to $2.89 in Fiscal 2010.  This decrease in earnings per diluted share is due to lower net income partially offset by a lower diluted weighted average number of common shares outstanding of approximately 1.8 million shares, virtually all of which is related to our share repurchase programs.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and holiday selling seasons.  Our primary uses of cash are the financing of new store openings, other capital projects, the repurchases of our common stock and working capital requirements, which are principally inventory purchases.
Our working capital decreased $3.7 million to $353.7 million at February 2, 2013 compared to $357.4 million at January 28, 2012.  This change is due to higher cash and short-term investment balances offset by increased accounts payable and accrued expenses and other current liabilities. During Fiscal 2012, we began to leverage our relationships with many vendors and now settle these payables on more favorable terms.
During Fiscal 2012, under our share repurchase programs, we repurchased approximately 1.8 million shares for approximately $88.9 million.  Subsequent to February 2, 2013 and through March 26, 2013, we repurchased an additional 0.1 million shares for approximately $5.9 million.
Our credit facility provides for borrowings up to the lesser of $150.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At February 2, 2013, our borrowing base was $150.0 million, we had no outstanding borrowings, $37.7 million of outstanding letters of credit, $112.3 million of availability for borrowings and a sublimit availability for letters of credit of $87.3 million.
As of February 2, 2013, we had approximately $194.1 million of cash and cash equivalents, of which $148.9 million of cash and cash equivalents was held in foreign subsidiaries, of which approximately $94.0 million was in our Canadian subsidiaries, $45.8 million was in our Hong Kong subsidiaries and $9.1 million was in our other subsidiaries. Because all of our investments in our foreign subsidiaries are considered permanently and fully reinvested, any repatriation of cash from them would require the accrual and payment of U.S. federal and certain state taxes. We currently do not intend to repatriate cash from these subsidiaries.

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

The Credit Agreement, which expires in August 2017, consists of a $150 million asset based revolving credit facility, with a $125 million sublimit for standby and documentary letters of credit and an accordion feature that could provide up to $75 million of additional availability, of which $25 million is committed. Revolving credit loans outstanding under the Credit Agreement bear interest, at our option, at:

(i)	the prime rate plus a margin of 0.50% to 0.75% based on the amount of our average excess availability under the facility; or

(ii)
the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three or six months, as selected by us, plus a margin of 1.50% to 1.75% based on the amount of our average excess availability under the facility.

We are charged an unused line fee of 0.25% on the unused portion of the commitments.  Letter of credit fees range from 0.75% to 0.875% for commercial letters of credit and range from 1.00% to 1.25% for standby letters of credit. Letter of credit fees are determined based on the amount of our average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.
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
The Credit Agreement contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of the Company's U.S. assets excluding intellectual property, software, equipment and fixtures.
On December 20, 2012, the Credit Agreement was amended to provide for, among other things, an extension of the term of the Credit Agreement, a reduction in various rates charged under the Agreement as reflected above and the elimination of a first priority security interest in substantially all of the Company's U.S. intellectual property, software, equipment and fixtures. This amendment also provided for the replacement of certain restrictive limits with an availability test, which must be met in order to permit the taking of certain actions. In conjunction with this amendment, we paid $0.4 million in additional deferred financing costs.
As of February 2, 2013, we have capitalized an aggregate of approximately $3.7 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at February 2, 2013 was $1.6 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
The table below presents the components (in millions) of our credit facility:

	February 2, 2013	January 28, 2012
Credit facility maximum	$150.0	$150.0
Borrowing base	150.0	150.0

Outstanding borrowings	—	—
Letters of credit outstanding—merchandise	27.1	23.1
Letters of credit outstanding—standby	10.6	11.2
Utilization of credit facility at end of period	37.7	34.3

Availability (1)	$112.3	$115.7

Interest rate at end of period	3.8%	4.0%

	Fiscal 2012	Fiscal 2011
Average end of day loan balance during the period	$—	$—
Highest end of day loan balance during the period	1.1	0.2
Average interest rate	4.0%	3.6%
____________________________________________

(1)	The sublimit availability for letters of credit was $87.3 million and $90.7 million at February 2, 2013 and January 28, 2012, respectively.
Cash Flows/Capital Expenditures
During Fiscal 2012, cash flows provided by operating activities were $205.0 million compared to $156.1 million during Fiscal 2011.  The net increase of $48.9 million in cash from operating activities resulted primarily from cash inflows of $63.9 million related to the timing of payments on accounts payable and other current liabilities and cash inflows of $18.7 million related to the timing of income tax payables, net of prepayments partially offset by higher cash outflows of $30.6 million related to inventories, primarily due to the timing of inventory receipts. During Fiscal 2012, we began to leverage our relationships with many vendors and now settle these payables on more favorable terms.
Cash flows used in investing activities were $105.2 million during Fiscal 2012 compared to $77.7 million during Fiscal 2011. The increase primarily resulted from the purchase of a $15.0 million short-term investment, $10.4 million more purchases of property and equipment and by the release of $2.4 million of restricted cash during Fiscal 2011.
During Fiscal 2012, cash flows used in financing activities were $82.3 million compared to $85.0 million during Fiscal 2011.  The decrease primarily resulted from a decrease of $2.7 million in purchases of our common stock, virtually all related to our share repurchase programs.
For Fiscal 2013, we estimate that total capital expenditures will be in the range of $90 to $95 million. Our planned capital expenditures for Fiscal 2013 reflects the anticipated opening of 55 stores and remodeling of 91 stores compared to 64 store openings and 67 remodels in Fiscal 2012. Approximately $65 million of our planned capital expenditures is expected to provide for new store openings and remodels, and we anticipate receiving approximately $4.7 million in related lease incentives during Fiscal 2013. The remainder of our Fiscal 2013 capital expenditure budget will be utilized for information technology, including merchandising and e-commerce systems, and other initiatives.
 Our ability to meet our capital requirements in Fiscal 2013 depends on our ability to generate cash flows from operations and our available borrowings under our credit facility. Cash flow generated from operations depends on our ability to achieve our financial plans. We believe that cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months. Further, we do not expect the current economic conditions to prevent us from meeting our cash requirements. In Fiscal 2012, Fiscal 2011 and Fiscal 2010, our cash generated from operations along with existing cash on hand provided sufficient funds for our capital requirements.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following tables summarize our contractual and commercial obligations for continuing operations as of February 2, 2013:

	Payment Due By Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$938,560	$157,088	$266,314	$210,667	$304,491
New store and remodel capital expenditure commitments---(2)	13,100	13,100	—	—	—
Total---Contractual Obligations	$951,660	$170,188	$266,314	$210,667	$304,491

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Credit facilities	$—	$—	$—	$—	$—
Purchase commitments(3)	313,013	313,013	—	—	—
Merchandise letters of credit	27,100	27,100	—	—	—
Standby letters of credit(4)	10,600	10,600	—	—	—
Total---Other Commercial Commitments	$350,713	$350,713	$—	$—	$—

Total---Contractual Obligations and Other Commercial Commitments	$1,302,373	$520,901	$266,314	$210,667	$304,491
____________________________________________

(1)
Certain of our operating leases include common area maintenance and other charges in our monthly rental expense. For other leases which do not include these charges in the minimum lease payments, we incur monthly charges, which are billed and recorded separately. These additional charges approximated 55% of our minimum lease payments over the last three fiscal years. Additionally, our minimum lease obligation does not include contingent rent based upon sales volume, which represented approximately 0.8% of our minimum lease payments over the last three fiscal years.

(2)
As of February 2, 2013, we had executed 23 leases for new stores and 11 remodels. This amount represents our estimate of the capital expenditures required to open and begin operating the new and remodeled stores.

(3)	Represents purchase orders for merchandise for re-sale of approximately $305.0 million and equipment, construction and other non-merchandise commitments of approximately $8.0 million.

(4)	Represents letters of credit issued to landlords, banks and insurance companies.
We self-insure and purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits, as described in Note 1 of the Notes to our Consolidated Financial Statements. Insurance reserves of approximately $4.4 million are included in other long term liabilities as of February 2, 2013. The long-term portion represents the total amount estimated to be paid beyond one year. We are not able to further estimate in which periods the long-term portion will be paid.
As discussed more fully in Note 12 of the Notes to our Consolidated Financial Statements, our long-term liabilities include unrecognized tax benefits of approximately $7.9 million at February 2, 2013. We cannot make a reasonable estimate of the amount and period of related future payments for any of this amount.

We have an employment agreement with our Chief Executive Officer, which provides for severance of two times the sum of base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason”. As of February 2, 2013, these severance benefits approximated $6.1 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $19.5 million of severance benefits should they either be terminated or voluntarily terminate their employment due to a degradation of duties as defined in their agreement.
Off-Balance Sheet Arrangements
None.

QUARTERLY RESULTS AND SEASONALITY
Our quarterly results of operations have fluctuated and are expected to continue to fluctuate materially depending on a variety of factors, including overall economic conditions, the timing of new store openings and related pre-opening and other startup costs, net sales contributed by new stores, increases or decreases in Comparable Store Sales, weather conditions, shifts in timing of certain holidays, changes in our merchandise mix and pricing strategy, including changes to address competitive factors. The combination and severity of one or more of these factors could result in material fluctuations.
The following table sets forth certain statement of operations data and selected operating data for each of our last four fiscal quarters. Quarterly information for Fiscal 2012 is included in Note 15 of the Notes to our Consolidated Financial Statements. The quarterly statement of operations data and selected operating data set forth below were derived from our unaudited consolidated financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (in thousands, except per share data) (unaudited):

	Fiscal Year Ended February 2, 2013
	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (2)
Net sales	$438,508	$360,826	$500,928	$509,224
Gross profit	178,645	114,705	209,533	188,557
Selling, general and administrative expenses	122,283	120,671	131,875	136,089
Asset impairment charges	1,250	280	539	215
Other costs	834	3,062	570	6,622
Depreciation and amortization	17,218	17,482	23,023	19,712
Operating income (loss)	37,060	(26,790)	53,526	25,919
Income (loss) from continuing operations before income taxes	37,009	(26,820)	53,503	26,003
Provision (benefit) for income taxes	12,275	(8,896)	16,198	6,875
Income (loss) from continuing operations	24,734	(17,924)	37,305	19,128

Diluted earnings (loss) per share from continuing operations	$1.00	$(0.74)	$1.54	$0.80
Diluted weighted average common shares outstanding	24,691	24,249	24,293	23,789

(1) Adjusted due to the change in inventory costing method. See Note 2 to the accompanying consolidated financial statements.
(2) Significant items impacting the fourth quarter of Fiscal 2012 include approximately $6.6 million of lease termination costs (net of anticipated sublease income) and severance related to the closing of the Northeast DC which are included in other costs in the accompanying consolidated statements of operations. The Company also recorded $2.0 million of accelerated depreciation related to the closing of the Northeast DC which is included in depreciation and amortization in the accompanying consolidated statements of operations.

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
Short-term Investments
Short-term investments consist of investments which we expect to convert into cash within one year, including time deposits, which have original maturities greater than 90 days. Because of the short-term nature of these instruments, changes in interest rates would not materially affect the fair value of these financial instruments.
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of February 2, 2013, we had no borrowings under the credit facility.  During Fiscal 2012, borrowings were not material and any change in interest rates would not have a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  We do not hedge these net investments nor are we party to any derivative financial instruments.  Our investments in our Canadian and Asian subsidiaries are considered to be long-term. As of February 2, 2013, net assets in our Canadian and Hong Kong subsidiaries were $131.9 million and $61.9 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $13.2 million and $6.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of February 2, 2013, we had approximately $142.7 million of our cash and cash equivalents held in foreign countries, of which approximately $94.0 million was in Canada, approximately $45.8 million was in Hong Kong and approximately $2.9 million was in other foreign countries.
Foreign Operations
Approximately 14% of our consolidated net sales and total costs and expenses are transacted in foreign currencies.    As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Fiscal 2012 net sales could have decreased or increased by approximately $24.4 million and total costs and expenses could have decreased or increased by approximately $26.1 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At February 2, 2013, we had foreign currency denominated receivables and payables, including inter-company balances, of $4.3 million and $14.5 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.
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
Management, including our Chief Executive Officer and President and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of February 2, 2013. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of February 2, 2013, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2013. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on our internal control over financial reporting, which is included herein.
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
Secaucus, New Jersey:
We have audited The Children's Place Retail Stores, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management's Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, The Children's Place Retail Stores, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Children's Place Retail Stores, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2013 and our report dated March 28, 2013 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

New York, NY
March 28, 2013

ITEM 9B.-OTHER INFORMATION
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be set forth in the Company's proxy statement for its 2013 annual meeting of stockholders to be filed within 120 days after February 2, 2013 (the “Proxy Statement”) and is incorporated by reference herein.

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
Secaucus, New Jersey:
We have audited the accompanying consolidated balance sheets of The Children's Place Retail Stores, Inc. and subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Children's Place Retail Stores, Inc. and subsidiaries at February 2, 2013 and January 28, 2012, and the results of their operations and cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for inventories from the retail inventory method to an average cost method during the year ended February 2, 2013. In addition, the Company elected to capitalize additional supply chain costs which were previously expensed as incurred. These changes were applied retrospectively to all periods presented.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Children's Place Retail Stores, Inc. and subsidiaries' internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 28, 2013 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

New York, NY
March 28, 2013

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 2, 2013	January 28, 2012
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$194,128	$176,655
Short-term investments	15,000	—
Accounts receivable	18,490	17,382
Inventories	266,976	237,786
Prepaid expenses and other current assets	40,927	49,184
Deferred income taxes	9,714	7,921
Total current assets	545,235	488,928
Long-term assets:
Property and equipment, net	330,101	323,863
Deferred income taxes	43,678	49,054
Other assets	4,396	4,407
Total assets	$923,410	$866,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$87,461	$55,516
Income taxes payable	2,459	1,788
Accrued expenses and other current liabilities	101,586	74,251
Total current liabilities	191,506	131,555
Long-term liabilities:
Deferred rent liabilities	92,598	94,569
Other tax liabilities	7,864	9,109
Other long-term liabilities	10,493	6,050
Total liabilities	302,461	241,283
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 23,179 and 24,711 issued; 23,155 and 24,697 outstanding	2,318	2,471
Additional paid-in capital	215,691	210,159
Treasury stock, at cost (24 and 14 shares)	(1,119)	(598)
Deferred compensation	1,119	598
Accumulated other comprehensive income	13,258	12,880
Retained earnings	389,682	399,459
Total stockholders’ equity	620,949	624,969
Total liabilities and stockholders’ equity	$923,410	$866,252
 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
		(As adjusted)	(As adjusted)
Net sales	$1,809,486	$1,715,862	$1,673,999
Cost of sales	1,118,046	1,056,213	1,013,878

Gross profit	691,440	659,649	660,121

Selling, general and administrative expenses	510,918	477,425	456,558
Asset impairment charges	2,284	2,208	2,713
Other costs	11,088	—	—
Depreciation and amortization	77,435	74,573	71,640

Operating income	89,715	105,443	129,210
Interest expense, net	(20)	(690)	(1,530)

Income from continuing operations before income taxes	89,695	104,753	127,680
Provision for income taxes	26,452	30,408	47,920

Income from continuing operations	63,243	74,345	79,760
(Loss) from discontinued operations, net of income taxes	—	—	(463)
Net income	$63,243	$74,345	$79,297

Basic earnings per share amounts (1)
Income from continuing operations	$2.63	$2.92	$2.94
(Loss) from discontinued operations, net of income taxes	—	—	(0.02)
Net income	$2.63	$2.92	$2.93
Basic weighted average common shares outstanding	24,092	25,459	27,084

Diluted earnings per share amounts (1)
Income from continuing operations	$2.61	$2.90	$2.91
(Loss) from discontinued operations, net of income taxes	—	—	(0.02)
Net income	$2.61	$2.90	$2.89
Diluted weighted average common shares outstanding	24,276	25,668	27,436
________________________________________________
(1) Table may not add due to rounding

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
		(As adjusted)	(As adjusted)
Net income	$63,243	$74,345	$79,297
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	378	(419)	5,698
Comprehensive income	$63,621	$73,926	$84,995

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Value	Equity
BALANCE, January 30, 2010 (As adjusted)	27,475	$2,747	$204,646	$—	$396,131	$7,601	—	$—	$611,125
Exercise of stock options	366	37	11,886						11,923
Excess tax benefits from stock-based compensation			692						692
Vesting of stock awards	242	24	(24)						—
Stock-based compensation expense			8,045						8,045
Purchase and retirement of shares	(1,947)	(195)	(15,285)		(75,143)				(90,623)
Change in cumulative translation adjustment						5,698			5,698
Net income					79,297				79,297
BALANCE, January 29, 2011 (As adjusted)	26,136	2,613	209,960	—	400,285	13,299	—	—	626,157
Exercise of stock options	188	19	6,806						6,825
Excess tax benefits from stock-based compensation			532						532
Vesting of stock awards	331	34	(34)						—
Stock-based compensation expense			9,286						9,286
Purchase and retirement of shares	(1,944)	(195)	(16,391)		(75,171)				(91,757)
Change in cumulative translation adjustment						(419)			(419)
Deferral of common stock into deferred compensation plan				598			(14)	(598)	—
Net income					74,345				74,345
BALANCE, January 28, 2012 (As adjusted)	24,711	2,471	210,159	598	399,459	12,880	(14)	(598)	624,969
Exercise of stock options	68	6	2,179						2,185
Excess tax benefits from stock-based compensation			4,941						4,941
Vesting of stock awards	200	20	(20)						—
Stock-based compensation expense			14,253						14,253
Purchase and retirement of shares	(1,800)	(179)	(15,821)		(73,020)				(89,020)
Change in cumulative translation adjustment						378			378
Deferral of common stock into deferred compensation plan				521			(10)	(521)	—
Net income					63,243				63,243
BALANCE, February 2, 2013	23,179	$2,318	$215,691	$1,119	$389,682	$13,258	(24)	($1,119)	$620,949

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
		(As adjusted)	(As adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,243	$74,345	$79,297
Less income from discontinued operations	—	—	(463)
Income from continuing operations	63,243	74,345	79,760
Reconciliation of income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	77,435	74,573	71,640
Stock-based compensation	14,253	9,286	8,045
Excess tax benefits from stock-based compensation	(4,941)	(532)	(692)
Deferred taxes	1,973	2,269	24,174
Deferred rent expense and lease incentives	(5,347)	(14,892)	(16,623)
Other	1,687	3,683	4,091
Changes in operating assets and liabilities:
Inventories	(28,828)	1,804	4,650
Prepaid expenses and other assets	(1,131)	806	(2,366)
Income taxes payable, net of prepayments	15,639	(3,090)	3,080
Accounts payable and other current liabilities	63,277	(617)	(13,597)
Deferred rent and other liabilities	7,782	8,468	12,349
Total adjustments	141,799	81,758	94,751
Net cash provided by operating activities	205,042	156,103	174,511
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(90,182)	(79,764)	(83,945)
Purchase of short-term investments	(15,000)	—	—
Release of restricted cash	—	2,351	—
Purchase of company-owned life insurance policies	(38)	(246)	(373)
Net cash used in investing activities	(105,220)	(77,659)	(84,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for letters of credit under revolving credit facility	134,865	117,263	156,712
Repayments for letters of credit under revolving credit facility	(134,865)	(117,263)	(156,712)
Purchase and retirement of common stock, including transaction costs	(89,020)	(91,757)	(90,623)
Exercise of stock options	2,185	6,825	11,923
Excess tax benefits from stock-based compensation	4,941	532	692
Deferred financing costs	(363)	(628)	—
Net cash used in financing activities	(82,257)	(85,028)	(78,008)
Effect of exchange rate changes on cash	(92)	(418)	3,092
Net increase (decrease) in cash and cash equivalents	17,473	(7,002)	15,277
Cash and cash equivalents, beginning of period	176,655	183,657	168,380
Cash and cash equivalents, end of period	$194,128	$176,655	$183,657

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$10,030	$37,257	$20,140
Cash paid during the year for interest	704	1,273	1,595
Increase (decrease) in accrued purchases of property and equipment	(1,824)	1,414	(2,870)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Children's Place Retail Stores, Inc. and subsidiaries (the “Company”) is the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories and shoes for children from newborn to ten years of age. The Company designs, contracts to manufacture and sells high-quality, value-priced merchandise, virtually all of which is under the proprietary “The Children's Place” brand name. As of February 2, 2013, the Company operated 1,095 The Children's Place stores throughout North America and an Internet store at www.childrensplace.com. As part of its merchandise procurement process, the Company maintains business operations in Asia. The Company's corporate offices are in New Jersey and it has one distribution facility in the United States and one in Canada.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place Canada.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores. Included in The Children's Place Canada segment are the Company's Canadian based stores, as well as revenue from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com.  As of February 2, 2013, The Children’s Place U.S. operated 966 stores and The Children’s Place Canada operated 129 stores.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company's notes to consolidated financial statements are defined as follows:

•	Fiscal 2012 - The fifty-three weeks ended February 2, 2013

•	Fiscal 2011 - The fifty-two weeks ended January 28, 2012

•	Fiscal 2010 - The fifty-two weeks ended January 29, 2011

•	Fiscal 2008 - The fifty-two weeks ended January 31, 2009

•	Fiscal 2013 - The Company's next fiscal year representing the fifty-two weeks ending February 1, 2014

•	SEC- Securities and Exchange Commission

•	GAAP - Generally Accepted Accounting Principles

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

Fiscal Year
The Company's fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31. Fiscal 2012 was a 53-week year. All other years presented were 52-week years.
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
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries. Intercompany balances and transactions have been eliminated. As of February 2, 2013, the Company does not have any investments in unconsolidated affiliates. The “Consolidation” topic of the FASB ASC is considered when determining whether an entity is subject to consolidation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Short-term Investments
Short-term investments consist of investments which the Company expects to convert into cash within one year, including time deposits, which have original maturities greater than 90 days. The Company classifies its investments in securities at the time of purchase as held-to-maturity and reevaluates such classifications on a quarterly basis. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates fair value. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company's consolidated statements of cash flows.
Revenue Recognition
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $0.7 million and $1.3 million as of February 2, 2013 and January 28, 2012, respectively, for Internet sales shipped but not yet received by the customer. Sales tax collected from customers is excluded from revenue.
An allowance for estimated sales returns is calculated based upon the Company's sales return experience and is recorded in accrued expenses and other current liabilities. The allowance for estimated sales returns was approximately $2.3 million and $2.2 million as of February 2, 2013 and January 28, 2012, respectively.
The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities. After two years, the Company recognizes breakage income for the estimated portion of unredeemed gift cards. The Company recognized gift card breakage income of approximately $1.5 million, $1.2 million and $1.7 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, and is recorded in selling, general and administrative expenses.

In October 2012, the Company launched a new points based customer loyalty program to replace the old program that was restricted to the Company's private label credit card customers. In this program, customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. The Company has developed an estimated value of each point earned based on the awards customers can attain less a reasonable breakage rate. The value of each point earned is recorded as deferred revenue. Deferred revenue for loyalty points as of February 2, 2013 was $3.0 million.

In Fiscal 2011 and prior, the Company offered a private label credit card to its customers, which provided a discount on future purchases once a minimum annual purchase threshold had been exceeded. The Company estimated the future discounts to be provided based on history, the number of customers who have earned or are likely to earn the discount and current year sales trends on the private label credit card. The Company deferred a proportionate amount of revenue from customers based on an estimated value of future discounts. The Company recognized such deferred revenue as future discounts taken on sales above the annual minimum. This was done by utilizing estimates based upon sales trends and the number of customers who had earned the discount privilege. The Company's private label customers earned discount privileges on a year-to-date basis, and such privileges expired at fiscal year end. Accordingly, there was no related deferred revenue at the end of each fiscal year.

During Fiscal 2012, the Company began an international store expansion program through territorial agreements with franchisees. At February 2, 2013 the Company's franchisees had a total of 16 stores open in the Middle East. The Company generates revenues from the franchisees from the sale of product, sales royalties and territory fees. The Company records gross sales and cost of goods sold on the sale of product to franchisees. The Company records gross sales for royalties earned from franchisee sales to their customers. The Company receives a fee from each franchisee for exclusive territorial rights. The Company records this territorial fee as deferred revenue and amortizes the fee into gross sales over the life of the territorial agreement. Deferred revenue for franchisees as of February 2, 2013 was $0.6 million. For Fiscal 2012, revenue from franchisees was less than 1% of total net sales.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Inventories
Inventories, which consist primarily of finished goods, are stated at the lower of cost or market, with cost determined on an average cost basis. The Company capitalizes supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. Inventory includes items that have been marked down to the Company's best estimate of their lower of cost or market value and an estimate for inventory shrinkage. The Company bases its decision to mark down merchandise upon its current rate of sale, the season and the sell-through of the item. The Company adjusts its inventory based upon an annual physical inventory and shrinkage is estimated in interim periods based upon the historical results of physical inventories in the context of current year facts and circumstances.
In accordance with provisions of the FASB ASC topic on “Accounting Changes and Error Corrections" all prior periods presented have been retrospectively adjusted to apply the changes in accounting principle. For a summary of the retrospective adjustments, see Note 2.
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
Stock-based Compensation
The Company's stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The Compensation Committee is comprised of independent members of the Board of Directors (the “Board”). Effective May 20, 2011, the shareholders approved the 2011 Equity Incentive Plan (the "Equity Plan"). Upon adoption of the Equity Plan, the Company ceased granting awards under its 2005 Equity Incentive Plan. The Equity Plan allows the Compensation Committee to grant multiple forms of stock‑based compensation such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance stock awards.
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
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels and above.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance Awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement. Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the Target Shares can be earned anywhere from zero up to a maximum number as defined in the award agreement, which historically has been 200%. Performance Awards generally cliff vest after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of the Company’s common stock on the grant date.  Effective with the adoption of the Equity Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of the Company’s common stock on the grant date.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

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
In accordance with this topic, the following table reconciles income (loss) and share amounts utilized to calculate basic and diluted net income (loss) per common share (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Income from continuing operations	$63,243	$74,345	$79,760
(Loss) from discontinued operations, net of taxes	—	—	(463)
Net income	$63,243	$74,345	$79,297

Basic weighted average common shares	24,092	25,459	27,084
Dilutive effect of stock awards	184	209	352
Diluted weighted average common shares	24,276	25,668	27,436
Antidilutive stock awards	10	80	103
Accounts Receivable
Accounts receivable consists of credit and debit card receivables, landlord construction allowance receivables and other miscellaneous items. Credit and debit card receivables represent credit and debit card sales for which the respective third party service company has yet to remit the cash. The unremitted balance approximates the last few days of related sales for each reporting period. Bad debt associated with these sales is not material. Landlord construction allowance receivables represent landlord contributions to our construction costs of building out the related real estate, primarily new and remodeled stores. Total construction costs are capitalized as property and equipment and the landlord construction allowances are recorded as a lease incentive, a component of deferred rent, which is amortized as a reduction of rent expense over the lease term. Landlord construction allowance receivables were approximately $5.2 million and $4.9 million at February 2, 2013 and January 28, 2012, respectively.
Insurance and Self-Insurance Reserves
The Company self-insures and purchases insurance policies to provide for workers' compensation, general liability and property losses, as well as director and officer's liability, vehicle liability and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. The Company records the current portions of employee medical benefits, workers compensation and general liability reserves in accrued expenses and other current liabilities. As of February 2, 2013 and January 28, 2012, the current portions of these reserves were approximately $7.8 million and $7.7 million, respectively. The Company records the long-term portions of employee medical benefits, workers' compensation and general liability reserves in other long-term liabilities. As of February 2, 2013 and January 28, 2012, the long-term portions of these reserves were approximately $4.4 million and $5.2 million, respectively.
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
Accounting for Impairment of Long-Lived Assets
The Company periodically reviews its long-lived assets when events indicate that their carrying value may not be recoverable. Such events include a history trend or projected trend of cash flow losses or a future expectation that the Company will sell or dispose of an asset significantly before the end of its previously estimated useful life. In reviewing for impairment the Company groups its long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In that regard, the Company groups its assets into two categories: corporate-related and store-related. Corporate-related assets consist of those associated with the Company's corporate offices, distribution centers and its information technology systems. Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment and lease related assets associated with individual stores.
For store-related assets, the Company reviews all stores that have been open or not remodeled for at least two years, or sooner if circumstances should dictate, on at least an annual basis. The Company believes waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, the Company projects future cash flows over the remaining life of the lease and compares the total undiscounted cash flows to the net book value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily determines fair market value to be the discounted future cash flows associated with those assets. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends. Internal factors include the Company's ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll, and in certain cases, its ability to renegotiate lease costs.
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
During the first quarter of fiscal 2012, management approved a plan to exit its distribution center in Ontario, California (the "West Coast DC") and move the operations to its distribution center in Fort Payne, Alabama (the "Southeast DC"). The Company ceased operations at the West Coast DC in May 2012. The lease of the West Coast DC expires in March 2016 and the Company has subleased most of this facility through March 2016. During Fiscal 2012, the Company recognized approximately $4.2 million of costs in exiting the West Coast DC, which primarily included lease termination costs (net of anticipated sublease income), asset disposal costs, and severance to affected employees. These costs are included in other costs in the accompanying consolidated statements of operations. Remaining costs associated with the exit of the West Coast DC are not expected to be material.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In August 2012, management approved a plan to close the Company's distribution center in Dayton, New Jersey ("Northeast DC") and move the operations to its Southeast DC. The Company ceased operations in the Northeast DC during the fourth quarter of fiscal 2012. The lease of its Northeast DC expires in January 2021 and the Company is seeking to sublet this facility. During Fiscal 2012, the Company recorded $7.7 million of accelerated depreciation and $6.9 million of lease termination costs (net of anticipated sublease income) and severance. Accelerated depreciation is included in depreciation and amortization and severance is included in other costs in the accompanying consolidated statements of operations. Remaining costs associated with the exit of the Northeast DC are not expected to be material.
The following table provides details of the remaining accruals for the West Coast DC and Northeast DC (dollars in thousands):

	One-time Termination Benefits	Lease Termination Costs	Other Associated Costs	Total
Balance at January 28, 2012	$—	$—	$—	$—
Restructuring costs	447	7,968	2,673	11,088
Payments and other adjustments	(447)	408	(2,673)	(2,712)
Balance at February 2, 2013	$—	$8,376	$—	$8,376
Deferred Financing Costs
The Company capitalizes costs directly associated with acquiring third party financing. Deferred financing costs are included in other assets and are generally amortized on a straight-line basis as interest expense over the term of the related indebtedness. At February 2, 2013, deferred financing costs, net of accumulated amortization of $2.0 million, were approximately $1.6 million. At January 28, 2012, deferred financing costs, net of accumulated amortization of $1.7 million, were approximately $1.6 million.
Treasury Stock
Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings. When treasury shares are retired and returned to authorized but unissued status, the carrying value in excess of par is allocated to additional paid-in capital and retained earnings on a pro rata basis.
Pre-opening Costs
Store pre-opening costs consist primarily of occupancy costs, payroll, supply, and marketing expenses, and are expensed as incurred in selling, general and administrative expenses. Pre-opening costs were $4.0 million, $5.9 million and $5.8 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
Advertising and Marketing Costs
The Company expenses the cost of advertising when the advertising is first run or displayed. Included in selling, general and administrative expenses for Fiscal 2012, Fiscal 2011 and Fiscal 2010 are advertising and other marketing costs of approximately $37.1 million, $37.4 million and $36.6 million, respectively.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of cumulative translation adjustments.
Foreign Currency Translation
The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with the “Foreign Currency Matters” topic of the FASB ASC, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity. The Company also transacts certain business in foreign denominated currencies, primarily its Canadian subsidiary purchases inventory in U.S. Dollars, and there are intercompany charges between various subsidiaries. In Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company recorded realized and unrealized gains (losses) on such transactions of approximately $0.1 million, $0.0 million and $0.3 million, respectively.
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
The Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and credit facility are all short-term in nature.  As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The underlying assets and liabilities of the Company’s Deferred Compensation Plan, excluding Company stock, fall within Level 1 of the fair value hierarchy.  The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.
Recently Issued Accounting Updates
Effective January 29, 2012, the Company adopted the accounting standard update, “Comprehensive Income”. Under this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company has elected to present comprehensive income in two separate but consecutive statements in the accompanying consolidated financial statements.

2. CHANGES IN ACCOUNTING PRINCIPLE
During the fourth quarter of Fiscal 2012, the Company elected to change its method of accounting for inventories from the retail inventory method to the average cost method. In addition, the Company has elected to capitalize additional supply chain costs, which were previously expensed as incurred. We believe that the changes are preferable because they better reflect the value of inventory as of the balance sheet dates, provide a better reflection of periodic net income and improve comparability with our peers.
The Company has applied the changes in method of inventory costing to all prior periods presented within the consolidated financial statements in accordance with accounting principles relating to accounting changes. The cumulative impact of the retrospective application of the changes in accounting principle as of January 30, 2010 was a $22.1 million increase in retained earnings. The impact of these changes in accounting principle to our income from continuing operations, net income and earnings per share for the year ended February 2, 2013 were increases of $0.5 million, $0.5 million and $0.03 respectively. The following tables detail the impact of the retrospective application on previously reported periods included in the consolidated financial statements (in thousands, except per share amounts).

CONSOLIDATED BALANCE SHEETS
January 28, 2012
	As reported	Effect of Change	As adjusted
Inventories	$212,916	$24,870	$237,786
Deferred income taxes	17,188	(9,267)	7,921
Accumulated other comprehensive income	12,685	195	12,880
Retained earnings	$384,051	$15,408	$399,459

2. CHANGES IN ACCOUNTING PRINCIPLE (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Year Ended
	January 28, 2012			January 29, 2011
	As reported	Effect of Change	As adjusted	As reported	Effect of Change	As adjusted
Cost of sales	$1,051,649	$4,564	$1,056,213	$1,006,752	$7,126	$1,013,878
Gross profit	664,213	(4,564)	659,649	667,247	(7,126)	660,121
Income from continuing operations before income taxes	109,317	(4,564)	104,753	134,806	(7,126)	127,680
Provision for income taxes	32,092	(1,684)	30,408	51,219	(3,299)	47,920
Income from continuing operations	77,225	(2,880)	74,345	83,587	(3,827)	79,760
Net income	$77,225	$(2,880)	$74,345	$83,124	$(3,827)	$79,297

Basic earnings per share amounts
Income from continuing operations	$3.03	(0.11)	$2.92	$3.09	(0.15)	$2.94
Net income	$3.03	(0.11)	$2.92	$3.07	(0.14)	$2.93

Diluted earnings per share amounts
Income from continuing operations	$3.01	(0.11)	$2.90	$3.05	(0.14)	$2.91
Net income	$3.01	(0.11)	$2.90	$3.03	(0.14)	$2.89

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Year Ended
	January 28, 2012			January 29, 2011
	As reported	Effect of Change	As adjusted	As reported	Effect of Change	As adjusted
Net income	$77,225	$(2,880)	$74,345	$83,124	$(3,827)	$79,297
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(472)	53	(419)	5,596	102	5,698
Comprehensive income	$76,753	$(2,827)	$73,926	$88,720	$(3,725)	$84,995

2. CHANGES IN ACCOUNTING PRINCIPLE (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Year Ended
	January 28, 2012			January 29, 2011
	As reported	Effect of Change	As adjusted	As reported	Effect of Change	As adjusted
Net income	$77,225	$(2,880)	$74,345	$83,124	$(3,827)	$79,297
Reconciliation of income from continuing operations to net cash provided by operating activities of continuing operations:
Deferred taxes	3,953	(1,684)	2,269	27,473	(3,299)	24,174
Inventories	(2,760)	4,564	1,804	(2,476)	7,126	4,650

As the Company elected to change its method of accounting for inventory during the fourth quarter of Fiscal 2012, the following table shows the effect of the change on the unaudited quarterly results of operations for the first three quarters of Fiscal 2012 and the Fiscal 2011 interim periods (in thousands, except per share amounts). Refer to Note 15 for the adjusted quarterly financial information.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Fiscal Year Ended February 2, 2013
	First Quarter			Second Quarter			Third Quarter
	As reported	Effect of Change	As adjusted	As reported	Effect of Change	As adjusted	As reported	Effect of Change	As adjusted
Gross profit	$176,918	$1,728	$178,646	$114,606	$98	$114,704	$206,246	$3,287	$209,533
Income (loss) from continuing operations before income taxes	35,282	1,728	37,010	(26,919)	98	(26,821)	50,216	3,287	53,503
Provision (benefit) for income taxes	11,690	585	12,275	(8,930)	33	(8,897)	15,192	1,006	16,198
Income (loss) from continuing operations	23,592	1,143	24,735	(17,989)	65	(17,924)	35,024	2,281	37,305
Diluted earnings (loss) per share from continuing operations	$0.96	$0.04	$1.00	$(0.74)	$—	$(0.74)	$1.44	$0.10	$1.54

2. CHANGES IN ACCOUNTING PRINCIPLE (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Fiscal Year Ended January 28, 2012
	First Quarter			Second Quarter
	As reported	Effect of Change	As adjusted	As reported	Effect of Change	As adjusted
Gross profit	$183,587	$(2,158)	$181,429	$116,126	$1,448	$117,574
Income (loss) from continuing operations before income taxes	48,505	(2,158)	46,347	(16,092)	1,448	(14,644)
Provision (benefit) for income taxes	19,421	(844)	18,577	(6,315)	558	(5,757)
Income (loss) from continuing operations	29,084	(1,314)	27,770	(9,777)	890	(8,887)
Diluted earnings (loss) per share from continuing operations	$1.10	$(0.05)	$1.05	$(0.38)	$0.03	$(0.35)

	Third Quarter			Fourth Quarter
	As reported	Effect of Change	As adjusted	As reported	Effect of Change	As adjusted
Gross profit	$200,539	$(2,513)	$198,026	$163,961	$(1,341)	$162,620
Income (loss) from continuing operations before income taxes	54,378	(2,513)	51,865	22,526	(1,341)	21,185
Provision (benefit) for income taxes	20,686	(958)	19,728	(1,700)	(440)	(2,140)
Income (loss) from continuing operations	33,692	(1,555)	32,137	24,226	(901)	23,325
Diluted earnings (loss) per share from continuing operations	$1.33	$(0.06)	$1.27	$0.97	$(0.04)	$0.93
3. STOCKHOLDERS’ EQUITY
On August 18, 2010, the Company’s Board of Directors authorized a share repurchase program in the amount of $100 million (the “2010 Share Repurchase Program”), on March 3, 2011 another share repurchase program was authorized in the amount of $100 million (the “2011 Share Repurchase Program”), on March 7, 2012 another share repurchase program was authorized in the amount of $50.0 million (the “2012 $50 Million Share Repurchase Program”) and on November 26, 2012 another share repurchase program was authorized in the amount of $100.0 million (the “2012 $100 Million Share Repurchase Program”).  At February 2, 2013, there was approximately $80.4 million remaining on the 2012 $100 Million Share Repurchase Program. The 2010 Share Repurchase Program, 2011 Share Repurchase Program and 2012 $50 Million Share Repurchase Program have been completed. Under the 2012 $100 Million Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
Pursuant to restrictions imposed by the Company's equity plan during black-out periods, the Company withholds and retires shares of vesting stock awards in exchange for payments to satisfy the withholding tax requirements of certain recipients. The Company's payment of the withholding taxes in exchange for the shares constitutes a purchase of its common stock.

3. STOCKHOLDERS’ EQUITY (Continued)
The Company acquires shares of its common stock in conjunction with liabilities owed under a deferred compensation plan, which are held in treasury. The following table summarizes the Company's share repurchases (in thousands):

	Fiscal Year Ended
	February 2, 2013		January 28, 2012		January 29, 2011
	Shares	Value	Shares	Value	Shares	Value
Share repurchases related to:
2010 Share buyback program	—	—	213	10,102	1,933	89,898
2011 Share buyback program	377	19,236	1,712	80,764	—	—
2012 $ 50 Million Share buyback program	1,001	50,000	—	—	—	—
2012 $100 Million Share buyback program (1)	420	19,638	—	—	—	—
Withholding taxes	2	146	19	891	14	725
Shares acquired and held in treasury	10	521	14	598	—	—

(1)	Subsequent to February 2, 2013 and through March 26, 2013, the Company repurchased an additional 0.1 million shares for approximately $5.9 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired for Fiscal 2012 and Fiscal 2011, approximately $73.0 million and $75.2 million was charged to retained earnings, respectively.
4. STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Deferred Awards	$11,109	$9,109	$7,430
Performance Awards (1)	3,144	177	558
Stock Options	—	—	57
Total stock-based compensation expense (2)	$14,253	$9,286	$8,045
____________________________________________
(1)During Fiscal 2010, the Company lowered the expected number of shares that will vest.
(2)    A portion of stock-based compensation is included in cost of sales. Approximately $1.7 million, $1.3 million and $1.4 million in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expense.

The Company recognized a tax benefit related to stock-based compensation expense of $5.6 million, $3.7 million and $3.2 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)
Awards Granted During Fiscal 2012
In accordance with its amended employment agreement with its Chief Executive Officer and President, the Company granted Deferred Awards of 96,768 shares of its common stock and Performance Awards of 100,180 Target Shares if the Company meets its operating income target for Fiscal 2012. The Company granted additional Deferred Awards of 100,000 shares of its common stock to its Chief Executive Officer and President. The Deferred Awards vest over three years and the Performance Awards, if earned, cliff vest after two years.  Based on the Company's operating results for Fiscal 2012, the Performance Awards were earned at 93% of the Target Shares, or 93,167 shares.
Additionally, during Fiscal 2012 the Company granted Deferred Awards to employees, including new hire awards, of 302,997 shares of its common stock, and Performance Awards of 129,696 Target Shares if the Company meets its operating income target for Fiscal 2012. The Deferred Awards vest ratably over three years and the Performance Awards cliff vest after three years. Of these 129,696 Target Shares issued, 47,812 shares were forfeited. Based on the Company's operating results for Fiscal 2012, the outstanding Performance Awards were earned at 93% of the Target Shares, or 76,152 shares.
During Fiscal 2012, the Company granted Deferred Awards to the non-employee members of its Board of Directors, which provide for the issuance of 18,701 shares of common stock. These awards vest after one year.
At February 2, 2013, the Company had 1,687,510 shares available for grant under the Equity Plan.
Changes in the Company’s Unvested Stock Awards during Fiscal 2012, Fiscal 2011 and Fiscal 2010
Deferred Awards

	Fiscal Year Ended
	February 2, 2013		January 28, 2012		January 29, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Deferred Awards at beginning of year	406	$47.96	356	$36.91	512	$30.34
Granted	518	49.06	334	50.76	145	46.19
Vested (1)	(198)	45.33	(186)	34.23	(242)	29.51
Forfeited	(166)	49.22	(98)	43.49	(59)	32.98
Unvested Deferred Awards at end of year	560	$49.53	406	$47.96	356	$36.91
____________________________________________

(1)
In Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company withheld shares of 2,200, 18,793 and 14,022, respectively, to satisfy the withholding tax requirements of certain recipients. These shares were immediately retired.

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $19.3 million as of February 2, 2013, which will be recognized over a weighted average period of approximately 2.1 years.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)
Performance Awards

	Fiscal Year Ended
	February 2, 2013		January 28, 2012		January 29, 2011
	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Performance Awards at beginning of year	6	$46.08	151	$25.16	174	$27.65
Granted	230	48.51	227	51.45	16	46.30
Vested	(2)	45.79	(144)	24.10	—	—
Net shares in excess of (less than) target	(13)	51.40	(198)	51.26	(11)	88.19
Forfeited	(49)	47.37	(30)	52.49	(28)	28.43
Unvested Performance Awards at end of year	172	$48.59	6	$46.08	151	$25.16
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.  At February 2, 2013, there were no open performance periods.

Based on the current number of Performance Awards expected to be earned, the total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $4.8 million as of February 2, 2013, which will be recognized over a weighted average period of approximately 1.7 years.
Stock Options
No stock options were issued during Fiscal 2012, Fiscal 2011 and Fiscal 2010 and at February 2, 2013, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Fiscal 2012 were as follows:

	Fiscal Year Ended
	February 2, 2013		January 28, 2012		January 29, 2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding at beginning of year	154	$30.98	351	$33.93	731	$33.22
Granted	—	—	—	—	—	—
Exercised (1)	(68)	32.03	(188)	36.21	(366)	32.57
Forfeited	(2)	12.07	(9)	37.09	(14)	33.97
Options outstanding at end of year (2)	84	$30.08	154	$30.98	351	$33.93
Options exercisable at end of year (2)	84	$30.08	154	$30.98	335	$34.35
____________________________________________

(1)	The aggregate intrinsic value of options exercised was approximately $1.3 million, $2.7 million and $5.4 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

(2)	The aggregate intrinsic value of options outstanding and exercisable at the end of Fiscal 2012, Fiscal 2011 and Fiscal 2010 was approximately $1.6 million, $2.9 million and $3.3 million, respectively.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)
The following table summarizes information regarding options outstanding at February 2, 2013 (options in thousands):

		Options Outstanding and Exercisable
Range of Exercise Prices		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$8.98	$21.63	9	$17.13	3.6
$22.02	$31.63	54	27.00	3.9
$31.89	$42.15	8	37.42	2.0
$44.12	$50.81	13	47.69	2.6
		84	$30.08	3.5

5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	February 2, 2013	January 28, 2012
Property and equipment:
Land and land improvements	—	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548
Material handling equipment	10-15 yrs	48,346	52,770
Leasehold improvements	Lease life	391,311	403,080
Store fixtures and equipment	3-10 yrs	265,030	287,838
Capitalized software	5 yrs	65,885	78,623
Construction in progress (1)	—	34,433	23,666
		843,956	884,928
Less accumulated depreciation and amortization		(513,855)	(561,065)
Property and equipment, net		$330,101	$323,863
____________________________________________

(1)	The majority of the Construction in progress at each reporting period relates to the Company's new enterprise resource planning system.

At February 2, 2013, the Company performed impairment testing on 1,045 stores with a total net book value of $175.3 million. At January 28, 2012, the Company performed impairment testing on 920 stores with a total net book value of $141.5 million. At January 29, 2011, the Company performed impairment testing on 903 stores with a total net book value of $145.8 million. All stores tested were open for at least two years. The Company tested and impaired one store that had been open for less than two years in which circumstances indicated that its assets were impaired.
During Fiscal 2012, the Company recorded $2.3 million of impairment charges primarily related to six underperforming stores, of which two were fully impaired and four were partially impaired. As of February 2, 2013, all of these impaired stores were open and the stores which were partially impaired had an aggregate remaining net book value of $0.8 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows.
During Fiscal 2011, the Company recorded $2.2 million of impairment charges primarily related to seven underperforming stores, of which four were fully impaired and three were partially impaired. As of January 28, 2012, all of these impaired stores were open and the stores which were partially impaired had an aggregate remaining net book value of $0.7 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows.
During Fiscal 2010, the Company recorded $2.7 million of impairment charges primarily related to eight underperforming stores, of which six were fully impaired and two were partially impaired. As of January 29, 2011, all of these impaired stores

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were open and the stores which were partially impaired had an aggregate remaining net book value of $0.7 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows.
All underperforming stores were in the U.S.
During Fiscal 2012, the Company capitalized approximately $12.9 million of external software costs and approximately $3.8 million of internal programming and development costs. During Fiscal 2011, the Company capitalized approximately $18.7 million of external software costs and approximately $4.9 million of internal programming and development costs. During Fiscal 2010, the Company capitalized approximately $11.2 million of external software costs and approximately $1.3 million of internal programming and development costs. Amortization expense of capitalized software was approximately $7.4 million, $7.8 million and $7.8 million in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
 As of February 2, 2013, the Company had approximately $4.3 million in property and equipment for which payment had not been made, which was included in accrued expenses and other current liabilities.
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

The Credit Agreement, which expires in August 2017, consists of a $150 million asset based revolving credit facility, with a $125 million sublimit for standby and documentary letters of credit and an accordion feature that could provide up to $75 million of additional availability, of which $25 million is committed. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

(i)	the prime rate plus a margin of 0.50% to 0.75% based on the amount of the Company’s average excess availability under the facility; or

(ii)
the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three or six months, as selected by the Company, plus a margin of 1.50% to 1.75% based on the amount of the Company’s average excess availability under the facility.

The Company is charged an unused line fee of 0.25% on the unused portion of the commitments.  Letter of credit fees range from 0.75% to 0.875% for commercial letters of credit and range from 1.00% to 1.25% for standby letters of credit. Letter of credit fees are determined based on the amount of the Company's average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.
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
The Credit Agreement contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a security interest in substantially all of the Company's U.S. assets excluding intellectual property, software, equipment and fixtures.
On December 20, 2012, the Credit Agreement was amended to provide for, among other things, an extension of the term of the Credit Agreement, a reduction in various rates charged under the Agreement as reflected above and the elimination of a first priority security interest in substantially all of the Company's U.S. intellectual property, software, equipment and fixtures. This amendment also provided for the replacement of certain restrictive limits with an availability test, which must be met in order to permit the taking of certain actions. In conjunction with this amendment, the Company paid $0.4 million in additional deferred financing costs.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CREDIT FACILITY( Continued)
As of February 2, 2013, the Company has capitalized an aggregate of approximately $3.7 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at February 2, 2013 was $1.6 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
The table below presents the components (in millions) of the Company’s credit facility:

	February 2, 2013	January 28, 2012
Credit facility maximum	$150.0	$150.0
Borrowing base	150.0	150.0

Outstanding borrowings	—	—
Letters of credit outstanding—merchandise	27.1	23.1
Letters of credit outstanding—standby	10.6	11.2
Utilization of credit facility at end of period	37.7	34.3

Availability (1)	$112.3	$115.7

Interest rate at end of period	3.8%	4.0%

	Fiscal 2012	Fiscal 2011
Average end of day loan balance during the period	$—	$—
Highest end of day loan balance during the period	1.1	0.2
Average interest rate	4.0%	3.6%
____________________________________________

(1)	The sublimit availability for letters of credit was $87.3 million and $90.7 million at February 2, 2013 and January 28, 2012, respectively.
Letter of Credit Fees
Letter of credit fees approximated $0.2 million, $0.2 million and $0.4 million in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, and are included in cost of sales.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INTEREST EXPENSE, NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Interest income	$988	$959	$615
Tax-exempt interest income	—	7	24
Total interest income	988	966	639

Less:
Interest expense – credit facilities	146	196	236
Unused line fee	422	881	1,191
Amortization of deferred financing fees	364	472	580
Other interest and fees	76	107	162
Total interest expense	1,008	1,656	2,169
Interest expense, net	$(20)	$(690)	$(1,530)

8.	PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets are comprised of the following (in thousands):

	February 2, 2013	January 28, 2012
Prepaid property expense	$21,789	$22,272
Prepaid income taxes	9,617	17,970
Prepaid maintenance contracts	4,493	4,086
Prepaid insurance	2,471	2,163
Other	2,557	2,693
Prepaid expenses and other current assets	$40,927	$49,184

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	February 2, 2013	January 28, 2012
Accrued salaries and benefits	$28,901	$13,309
Customer liabilities	28,147	24,315
Sales taxes and other taxes payable	7,805	4,776
Accrued real estate expenses	6,000	3,577
Accrued store expenses	4,950	5,868
Accrued insurance	4,594	4,533
Accrued construction-in-progress	4,251	4,198
Accrued short-term restructuring costs	3,637	—
Accrued freight	1,918	2,977
Accrued professional fees	1,428	2,605
Accrued marketing	1,324	2,389
Other	8,631	5,704
Accrued expenses and other current liabilities	$101,586	$74,251

10.	COMMITMENTS AND CONTINGENCIES
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
Store, office and distribution facilities minimum rent, contingent rent and sublease income from continuing operations are as follows (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Minimum rentals	166,022	162,761	155,129
Additional rent based upon sales	1,270	1,059	1,715
Sublease income	(369)	(106)	(630)

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	COMMITMENTS AND CONTINGENCIES (Continued)
Future minimum annual lease payments under the Company's operating leases at February 2, 2013 were as follows (in thousands):

Minimum Operating Lease Payments
2013	$157,088
2014	140,869
2015	125,445
2016	113,332
2017	97,335
Thereafter	304,491
Total minimum lease payments	$938,560
New Store and Remodel Capital Commitments
As of February 2, 2013, the Company executed 23 leases for new stores and 11 remodels. The Company estimates the capital expenditures required to open and begin operating these stores will be approximately $13.1 million.
Purchase Commitments
As of February 2, 2013, the Company has entered into various purchase commitments for merchandise for re-sale of approximately $305.0 million and approximately $8.0 million for equipment, construction and other non-merchandise commitments.
Employment Agreements
The Company has an employment agreement with its President and Chief Executive Officer, which provides for severance of two times the sum of base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason”. As of February 2, 2013, these severance benefits approximated $6.1 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $19.5 million of severance benefits should they either be terminated or voluntarily terminate their employment due to a degradation of duties as defined in their agreement.
11. LEGAL AND REGULATORY MATTERS
The Company is involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

12.	INCOME TAXES
Prior years in the below tables have been adjusted for the accounting method change for inventory (see Note 2 for the impact of the change in accounting principle).
The components of income from continuing operations before taxes are as follows (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
U.S.	$36,948	$47,101	$61,095
Foreign	52,747	57,652	66,585
Total	$89,695	$104,753	$127,680

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES (Continued)
The components of the Company's provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Continuing Operations
Current -
Federal	$7,575	$6,984	$(207)
State	5,230	6,462	7,240
Foreign	11,674	14,693	16,713
Total current	24,479	28,139	23,746
Deferred -
Federal	3,045	1,542	22,517
State	(762)	1,590	981
Foreign	(310)	(863)	676
Total deferred	1,973	2,269	24,174
Tax provision as shown on the consolidated statements of operations	$26,452	$30,408	$47,920
Effective tax rate	29.5%	29.0%	37.5%

Discontinued Operations
Federal	$—	$—	$(249)
State	—	—	(62)
Foreign	—	—	—
Total benefit	$—	$—	$(311)
A reconciliation between the calculated tax provision on income based on statutory rates in effect and the effective tax rate for continuing operations is as follows (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Calculated income tax provision at federal statutory rate	$31,393	$36,664	$44,688
State income taxes, net of federal benefit	2,904	5,234	5,344
Foreign tax rate differential	(9,044)	(7,064)	(6,850)
Deemed repatriation of foreign income and reversals thereof	—	(870)	5,359
Nondeductible expenses	1,611	1,373	771
Unrecognized tax benefit	(743)	(3,729)	(93)
Change in valuation allowance	1,395	—	—
Other	(1,064)	(1,200)	(1,299)
Total tax provision	$26,452	$30,408	$47,920

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES (Continued)
The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

	February 2, 2013	January 28, 2012
Current –
Assets
Inventory	1,538	1,783
Reserves	12,376	6,109
Foreign tax and other tax credits	—	4,052
Total current assets	13,914	11,944
Liabilities-prepaid expenses	(4,200)	(4,023)
Total current, net	9,714	7,921
Noncurrent –
Property and equipment	18,519	22,631
Deferred rent	13,598	13,325
Equity compensation	4,401	6,500
Reserves and other	7,160	6,068
Net operating loss carryover and other tax credits	1,395	530
Capital loss carryover	1,560	1,560
Total noncurrent, gross	46,633	50,614
Valuation allowance	(2,955)	(1,560)
Net noncurrent	43,678	49,054
Total deferred tax asset, net	$53,392	$56,975
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period. During the fourth quarter of fiscal 2011 the Company changed its permanent reinvestment assertion as it related to its Hong Kong and other Asian subsidiaries, whereby the Company no longer provides deferred taxes on the undistributed earnings of these subsidiaries. After this date the Company is fully reinvested in all its foreign subsidiaries. This had the effect of reducing the Company's anticipated income tax provision by approximately $6.9 million, of which approximately $0.9 million related to prior year non-repatriated foreign income for which U.S. income taxes were provided.
As of February 2, 2013, the Company has not provided Federal taxes on approximately $169.8 million of unremitted earnings of its foreign subsidiaries. The Company intends to reinvest these earnings to fund expansion in these and other markets outside the U.S. Accordingly, the Company has not provided any provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements. Determining the unrecognized deferred tax liability for these undistributed foreign earnings is not practicable.
The Company has a capital loss carryforward (“CLC”) of approximately $3.9 million, which will expire in 2015, if unused. The Company also has an Alternative Minimum Tax credit ("AMT") in Puerto Rico of approximately $1.0 million which does not expire.
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
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has concluded that it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally the CLC in the U.S. and the AMT credit in Puerto Rico. Accordingly, a valuation allowance has been established for these tax benefits. However, to the extent that tax benefits related to these are realized in the future, the reduction of the valuation allowance will reduce income tax expense accordingly.
Deferred tax assets relating to tax benefits of stock-based compensation have been reduced to reflect exercises of stock options and vesting of restricted shares during Fiscal 2011 to the extent recognized for financial statement purposes. Some exercises resulted in tax deductions in excess of previously recorded benefits at the time of grant. Although these additional tax benefits were reflected in the foreign tax credit ("FTC") disclosed above, pursuant to the provisions of the “Compensation-Stock Compensation” topic of FASB ASC, they are not recognized in the deferred tax balances until the deductions reduce taxes payable. The windfall deductions do not reduce our current federal taxes payable in Fiscal 2011 because of the FTC generated in the current and prior years. As such, these windfall tax benefits are not reflected in our FTC included in the deferred tax assets disclosed in the above table. Windfall deductions included in our FTC balance but not reflected in the deferred tax assets in the table above were approximately $6.8 million for Fiscal 2011. These windfall deductions were recognized directly into stockholders' equity during Fiscal 2012.
A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	February 2, 2013	January 28, 2012
Beginning Balance	$6,935	$11,386
Additions for current year tax positions	475	430
Additions for prior year tax positions	100	112
Reductions for prior year tax positions	(158)	(3,344)
Settlements	(39)	(5)
Reductions due to a lapse of the applicable statute of limitations	(1,394)	(1,644)
	$5,919	$6,935
Approximately $6.1 million of unrecognized tax benefits at February 2, 2013 would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that there may be a reduction of approximately $2.5 million of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities and statute of limitations expirations.
The Company accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At February 2, 2013 and January 28, 2012 accrued interest and penalties included in unrecognized tax benefits were approximately $1.9 million and $2.1 million, respectively. Interest, penalties and reversals, thereof, net of taxes, was a benefit of $0.2 million, $0.8 million and a cost of $0.2 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Included in income tax expense for Fiscal 2011, the Company recorded a benefit of approximately $3.7 million related to unrecognized tax benefits primarily as a result of settlements with taxing authorities and statute of limitations expirations.
The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. During fiscal 2009, the Company completed the U.S. Federal income tax audit for fiscal years 2006 and prior. The Company, with certain exceptions, is no longer subject to income tax examinations by state and local or foreign tax authorities for tax years before fiscal 2008.

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
The 401(k) Plan is available for all U.S. employees who have completed 90 days of service with the Company. Following guidance in IRS Notice 98-52 related to the design‑based alternative, or “safe harbor,” 401(k) plan method, the Company modified its 401(k) Plan for Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant's contribution and 50% of the next 2% of the participant's contribution and the Company match contribution vests immediately. For highly compensated associates, the Company matches the lesser of 50% of the participant's contribution or 2.5% of the participant's covered compensation and the Company match contribution vests over 5 years. The Company's matching contributions were approximately $2.0 million, $1.8 million, and $1.9 million in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.7 million and $0.7 million at February 2, 2013 and January 28, 2012, respectively.  The cash surrender value of the COLIs, which reflects the underlying assets at fair value, was approximately $0.7 million and $0.7 million and at February 2, 2013 and January 28, 2012, respectively.  Company stock was $1.1 million and $0.6 million at February 2, 2013 and January 28, 2012, respectively.  Prior to Fiscal 2011, there was no Company stock in the Deferred Compensation Plan.
Other Plans
Under statutory requirements, the Company contributes to retirement plans for its Canadian, Puerto Rican and Asian operations. Contributions under these plans were approximately $0.2 million in each of Fiscal 2012, Fiscal 2011 and Fiscal 2010.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place Canada.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores. Included in The Children's Place Canada segment are the Company's Canadian based stores and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place Canada segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of February 2, 2013, The Children’s Place U.S. operated 966 stores and The Children’s Place Canada operated 129 stores. As of January 28, 2012, The Children’s Place U.S. operated 926 stores and The Children’s Place Canada operated 123 stores.
The following tables provide segment level financial information for Fiscal 2012, Fiscal 2011 and Fiscal 2010 (dollars in thousands). Prior years have been adjusted for the accounting method change for inventory (see Note 2 for the impact of the change in accounting principle):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales (1):
The Children’s Place U.S.	$1,557,549	$1,489,795	$1,450,116
The Children’s Place Canada (2)	251,937	226,067	223,883
Total net sales	$1,809,486	$1,715,862	$1,673,999
Gross profit:
The Children’s Place U.S.	$584,081	$553,755	$551,327
The Children’s Place Canada	107,359	105,894	108,794
Total gross profit	$691,440	$659,649	$660,121
Gross Margin:
The Children’s Place U.S.	37.5%	37.2%	38.0%
The Children’s Place Canada	42.6%	46.8%	48.6%
Total gross margin	38.2%	38.4%	39.4%
Operating income:
The Children’s Place U.S. (3)	$68,346	$76,531	$87,803
The Children’s Place Canada (5)	21,369	28,912	41,407
Total operating income	$89,715	$105,443	$129,210

Operating income as a percent of net sales:
The Children’s Place U.S.	4.4%	5.1%	6.1%
The Children’s Place Canada	8.5%	12.8%	18.5%
Total operating income	5.0%	6.1%	7.7%
Depreciation and amortization:
The Children’s Place U.S. (4)	$65,066	$64,788	$63,990
The Children’s Place Canada (5)	12,369	9,785	7,650
Total depreciation and amortization	$77,435	$74,573	$71,640
Capital expenditures:
The Children’s Place U.S.	$75,945	$66,690	$78,401
The Children’s Place Canada	14,237	13,074	5,544
Total capital expenditures	$90,182	$79,764	$83,945

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	SEGMENT INFORMATION (Continued)

(1)	All of the Company's foreign revenues are included in The Children's Place Canada segment.

(2)	Includes approximately $8.4 million of revenue from international franchisees for Fiscal 2012. There was no revenue from international franchisees prior to Fiscal 2012.

(3)
Includes exit costs associated with the closures of the West Coast DC and Northeast DC of approximately $11.1 million for Fiscal 2012 and approximately $7.7 million of accelerated depreciation associated with the closure of the Northeast DC for Fiscal 2012.

(4)	Includes approximately $7.7 million of accelerated depreciation associated with the closure of the Northeast DC for Fiscal 2012.

(5)
The Company remodeled certain Canadian stores earlier than originally anticipated. Accelerated depreciation associated with these stores approximated $1.6 million and $1.0 million for Fiscal 2012 and Fiscal 2011, respectively.

	February 2, 2013	January 28, 2012
Total assets:
The Children’s Place U.S.	$746,911	$706,014
The Children’s Place Canada	176,499	160,238
Total assets	$923,410	$866,252

Geographic Information
The Company's long-lived assets are located in the following countries:

	February 2, 2013	January 28, 2012
Long-lived assets (1):
United States	$294,123	$294,023
Canada	39,571	33,715
Asia	803	532
Total long-lived assets	$334,497	$328,270
____________________________________________

(1)	The Company's long-lived assets are comprised of net property and equipment and other assets.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)
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
The interim financial data presented below for Fiscal 2011 and the first three quarters of Fiscal 2012 have been adjusted to retrospectively adopt a change in accounting principle related to the Company's method of valuing inventory effective during the fourth quarter of Fiscal 2012. See Note 2 for the impact of the change in accounting principle on the quarterly financial information.

	Fiscal Year Ended February 2, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Net sales	$438,508	$360,826	$500,928	$509,224
Gross profit	178,645	114,705	209,533	188,557
Selling, general and administrative expenses	122,283	120,671	131,875	136,089
Asset impairment charges	1,250	280	539	215
Other costs	834	3,062	570	6,622
Depreciation and amortization	17,218	17,482	23,023	19,712
Operating income (loss)	37,060	(26,790)	53,526	25,919
Income (loss) from continuing operations before income taxes	37,009	(26,820)	53,503	26,003
Provision (benefit) for income taxes	12,275	(8,896)	16,198	6,875
Income (loss) from continuing operations	24,734	(17,924)	37,305	19,128

Diluted earnings (loss) per share from continuing operations	$1.00	$(0.74)	$1.54	$0.80
Diluted weighted average common shares outstanding	24,691	24,249	24,293	23,789
____________________________________________
(1) Significant items impacting the fourth quarter of Fiscal 2012 include approximately $6.6 million of lease termination costs (net of anticipated sublease income) and severance related to the closing of the Northeast DC which are included in other costs in the accompanying consolidated statements of operations. The Company also recorded $2.0 million of accelerated depreciation related to the closing of the Northeast DC which is included in depreciation and amortization in the accompanying consolidated statements of operations.

	Fiscal Year Ended January 28, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Net sales	$430,806	$343,508	$484,085	$457,463
Gross profit	181,429	117,574	198,026	162,620
Selling, general and administrative expenses	116,662	112,446	127,229	121,088
Asset impairment charges	398	980	369	461
Depreciation and amortization	17,751	18,478	18,493	19,851
Operating income (loss)	46,618	(14,330)	51,935	21,220
Income (loss) from continuing operations before income taxes	46,347	(14,644)	51,865	21,185
Provision (benefit) for income taxes	18,577	(5,757)	19,728	(2,140)
Income (loss) from continuing operations	27,770	(8,887)	32,137	23,325

Diluted earnings (loss) per share from continuing operations	$1.05	$(0.35)	$1.27	$0.93
Diluted weighted average common shares outstanding	26,387	25,738	25,279	25,033
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

16.	SUBSEQUENT EVENTS
Subsequent to February 2, 2013 and through March 26, 2013, the Company repurchased an additional 0.1 million shares for approximately $5.9 million, which brought the total under the 2012 $100 Million Share Repurchase Program to approximately $25.5 million.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of year	Charged to expense	Deductions	Balance at end of year
Lower of cost or market reserve (1)
Fiscal year ended February 2, 2013 (2)	$2,746	$1,804	$(2,137)	$2,413
Fiscal year ended January 28, 2012 (as adjusted) (2)	$4,477	$1,342	$(3,073)	$2,746
Fiscal year ended January 29, 2011 (as adjusted) (2)	$4,623	$1,552	$(1,698)	$4,477

(1)
Reflects adjustment of out-of-season merchandise inventories to realizable value. Column C represents increases to the reserve and Column D represents decreases to the reserve based on quarterly assessments of the reserve.

(2) See Note 2 of the Notes to our Consolidated Financial Statements for further discussion on changes in accounting principle.

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

10.12
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
10.13
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

10.14
Lease Agreement between The Children's Place Services Company, LLC and 500 Plaza Drive Corp. effective as of March 12, 2009 (500 Plaza Drive), Secaucus, New Jersey filed as Exhibit 10.67 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.15
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

10.17
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

10.18
The First Lease Modification Agreement, dated as of August 27, 2009, between The Children's Place Services Company, LLC and 500 Plaza Drive Corp. filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2009, is incorporated by reference herein.

10.19
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

10.20
The Children's Place Retail Stores Inc. Nonqualified Deferred Compensation Plan effective January 1, 2010 filed as Exhibit 10.82 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.21(*)
Amended and Restated Employment Agreement, dated as of March 28, 2011, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, is incorporated by reference herein.

10.22
Amendment No. 1 as of March 23, 2012 to Amended and Restated Employment Agreement dated as of March 28, 2011, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the period ended January 28, 2012, is incorporated by reference herein.

10.23(*)
Deferred Stock Award Agreement, dated as of January 4, 2010, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers filed as Exhibit 10.84 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.24(*)
Letter Agreement dated May 9, 2011 between The Children's Place Retail Stores, Inc. and Eric P. Bauer filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, in incorporated by reference herein.

10.25
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

Exhibit	Description
10.26(*)
Letter Agreement dated February 17, 2011 between The Children's Place Retail Stores, Inc. and John Taylor filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the period ended January 28, 2012, is incorporated by reference herein.

10.27(*)
Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.28(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan, filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.29(*)
Form of Deferred Stock Award Agreement under the Company's Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.30(*)
Form of Performance Stock Award Agreement under the Company's Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.31
Form of Amended and Restated Change in Control Agreement filed as Exhibit 10.41 to the registrant's Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.

10.32
Letter Agreement dated February 15, 2011 between The Children's Place Retail Stores, Inc. and Susan J. Riley filed as Exhibit 10.42 to the registrant's Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.

10.33
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

10.34
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

10.35
Eighth Amendment to Credit Agreement, dated January 25, 2012, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia),  LLC, The Children's Place Canada Holdings, Inc. and The Childrensplace.com Inc., as guarantors, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, SwingLine Lender and Lender, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders filed as Exhibit 10.44 to the registrant's Annual Report on Form 10-K for the period ended January 28, 2012, is incorporated by reference herein.

10.36(*)
Employment Offer Letter, dated as of May 1, 2012, by and between The Children's Place Retail Stores, Inc. and Steven Baginski filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2012, is incorporated by reference herein.

10.37
Ninth Amendment and Consent Letter to the Credit Agreement, dated May 1, 2012, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc., TCP IH I, LLC and TCP IH II, LLC, as guarantors, and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, SwingLine Lender and as a Lender, Bank of America, N.A., HSBC Bank USA, and JPMorgan Chase Bank, N.A., as lenders filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2012, is incorporated by reference herein.

10.38
Agreement and General Release dated as of June 19, 2012 between Eric Bauer and The Children's Place Services Company, LLC. filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012, is incorporated by reference herein.

10.39
Agreement and General Release dated as of August 27, 2012 between Lori Tauber Marcus and The Children's Place Services Company, LLC. filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012, is incorporated by reference herein.

10.40(*)(+)	Employment Offer Letter, dated as of November 26, 2012, by and between The Children's Place Retail Stores, Inc. and Michael Scarpa.

Exhibit	Description
10.41(+)	Agreement and General Release dated as of February 25, 2013 between Steven Baginski and The Children's Place Services Company, LLC.
10.42(+)
Tenth Amendment to the Credit Agreement, dated December 20, 2012, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, SwingLine Lender and as a Lender, Bank of America, N.A., HSBC Bank USA, and JPMorgan Chase Bank, N.A.

10.43(*)(+)	Letter Agreement dated June 21, 2012 between The Children's Place Retail Stores, Inc. and John E. Taylor.
18.1(+)	Preferability Letter dated March 28, 2013 from BDO USA, LLP, The Children's Place Retail Stores, Inc.'s registered independent accounting firm, regarding change in accounting principle.
21.1(+)	Subsidiaries of the Company.
23.1(+)	Consent of Independent Registered Public Accounting Firm.
31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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
March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Norman Matthews	Chairman of the Board	March 28, 2013
Norman Matthews

/S/ Jane T. Elfers	Director, Chief Executive Officer and President	March 28, 2013
Jane T. Elfers	(Principal Executive Officer)

/S/ Michael Scarpa	Chief Financial Officer	March 28, 2013
Michael Scarpa	(Principal Financial and Accounting Officer)

/S/ Joseph Alutto	Director	March 28, 2013
Joseph Alutto

/S/ Susan Patricia Griffith	Director	March 28, 2013
Susan Patricia Griffith

/S/ Joseph Gromek	Director	March 28, 2013
Joseph Gromek

/S/ Jamie Iannone	Director	March 28, 2013
Jamie Iannone

/S/ Louis Lipschitz	Director	March 28, 2013
Louis Lipschitz

/S/ Kenneth Reiss	Director	March 28, 2013
Kenneth Reiss