Form 10-Q
period 2013-05-04
CHILDRENS PLACE RETAIL STORES INC
filed 2013-06-06
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of June 4, 2013 was 22,488,013 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 4, 2013

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 4, 2013	February 2, 2013	April 28, 2012
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$186,260	$194,128	$204,826
Short-term investments	15,000	15,000	—
Accounts receivable	22,223	18,490	18,656
Inventories	251,285	266,976	220,486
Prepaid expenses and other current assets	36,327	40,927	40,808
Deferred income taxes	10,518	9,714	5,128
Total current assets	521,613	545,235	489,904
Long-term assets:
Property and equipment, net	334,443	330,101	329,058
Deferred income taxes	44,689	43,678	50,084
Other assets	4,327	4,396	4,339
Total assets	$905,072	$923,410	$873,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$69,644	$87,461	$34,784
Income taxes payable	6,076	2,459	1,749
Accrued expenses and other current liabilities	101,094	101,586	90,241
Total current liabilities	176,814	191,506	126,774
Long-term liabilities:
Deferred rent liabilities	90,948	92,598	95,702
Other tax liabilities	7,607	7,864	8,965
Other long-term liabilities	8,293	10,493	5,939
Total liabilities	283,662	302,461	237,380
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 22,872, 23,179 and 24,435 issued; 22,843, 23,155 and 24,412 outstanding	2,287	2,318	2,443
Additional paid-in capital	217,447	215,691	209,967
Treasury stock, at cost (29, 24, 23 shares)	(1,388)	(1,119)	(1,062)
Deferred compensation	1,388	1,119	1,062
Accumulated other comprehensive income	12,040	13,258	15,394
Retained earnings	389,636	389,682	408,201
Total stockholders’ equity	621,410	620,949	636,005
Total liabilities and stockholders’ equity	$905,072	$923,410	$873,385
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	$423,164	$438,508
Cost of sales	259,896	259,863

Gross profit	163,268	178,645

Selling, general and administrative expenses	119,008	122,283
Asset impairment charges	—	1,250
Other costs (income)	(1,023)	834
Depreciation and amortization	16,824	17,218

Operating income	28,459	37,060
Interest income (expense), net	60	(51)

Income before income taxes	28,519	37,009
Provision for income taxes	9,247	12,275

Net income	$19,272	$24,734

Earnings per common share
Basic	$0.84	$1.01
Diluted	$0.83	$1.00

Weighted average common shares outstanding
Basic	23,043	24,535
Diluted	23,289	24,691

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net income	$19,272	$24,734
Other Comprehensive Income:
Foreign currency translation adjustment	(1,218)	2,514
Comprehensive income	$18,054	$27,248

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,272	$24,734
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	16,824	17,218
Stock-based compensation	5,432	2,997
Excess tax benefits from stock-based compensation	(14)	—
Deferred taxes	(1,851)	1,758
Deferred rent expense and lease incentives	(2,821)	(3,343)
Other	2,568	2,785
Changes in operating assets and liabilities:
Inventories	15,329	17,923
Prepaid expenses and other assets	(4,366)	(1,899)
Income taxes payable, net of prepayments	8,732	9,211
Accounts payable and other current liabilities	(17,586)	(7,451)
Deferred rent and other liabilities	(3,656)	4,001
Total adjustments	18,591	43,200
Net cash provided by operating activities	37,863	67,934
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(22,101)	(22,012)
Purchase of company-owned life insurance policies	(11)	(62)
Net cash used in investing activities	(22,112)	(22,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for letters of credit under revolving credit facility	36,211	28,365
Repayments for letters of credit under revolving credit facility	(36,211)	(28,365)
Purchase and retirement of common stock, including transaction costs	(24,203)	(19,258)
Exercise of stock options	1,169	47
Excess tax benefits from stock-based compensation	14	—
Net cash used in financing activities	(23,020)	(19,211)
Effect of exchange rate changes on cash	(599)	1,522
Net increase (decrease) in cash and cash equivalents	(7,868)	28,171
Cash and cash equivalents, beginning of period	194,128	176,655
Cash and cash equivalents, end of period	$186,260	$204,826

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$2,543	$1,310
Cash paid during the period for interest	99	185
Increase (decrease) in accrued purchases of property and equipment	(287)	2,432

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place Retail Stores, Inc. (the “Company”) as of May 4, 2013 and April 28, 2012 and the results of its consolidated operations and cash flows for the thirteen weeks ended May 4, 2013 and April 28, 2012. The consolidated financial position as of February 2, 2013 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 4, 2013 and April 28, 2012 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	First Quarter 2013 — The thirteen weeks ended May 4, 2013.

•	First Quarter 2012 — The thirteen weeks ended April 28, 2012.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

•
FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Changes in Accounting Principle
During the fourth quarter of fiscal 2012 the Company elected to change its method of accounting for inventories from the retail inventory method to an average cost method. In addition, the Company has elected to capitalize additional supply chain costs, which were previously expensed as incurred. We elected to make the changes because we believe they better reflect the value of our inventory as of the balance sheet dates, provide a better reflection of our periodic net income and improve comparability with our peers. In the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013, we applied the changes in the method of accounting for inventory retrospectively to all prior periods presented within the consolidated financial statements.
Short-term Investments
Short-term investments consist of investments which the Company expects to convert into cash within one year, including time deposits, which have original maturities greater than 90 days. The Company classifies its investments in securities at the time of purchase as held-to-maturity and reevaluates such classifications on a quarterly basis. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost and adjusted for the amortization of premiums and discounts, which approximates fair value. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company's consolidated statements of cash flows.
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years except for those granted to non-employee directors, which generally vest over one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement. Each Performance Award has a defined number of shares that an employee can earn (“Target Shares”) and based on the performance level achieved, the number of shares earned can be anywhere from zero up to a maximum percentage of Target Shares, as defined in the award agreement, which generally has been 200%. Performance Awards have generally cliff vested after a three year service period, except those granted pursuant to a contract.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of the Company’s common stock on the grant date.  Effective with the adoption of the Company's 2011 Equity Incentive Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of the Company’s common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned.
Deferred Compensation Plan
The Company has a deferred compensation plan (the “Deferred Compensation Plan”), which is a nonqualified, unfunded plan, for eligible senior level employees.  Under the plan, participants may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made.  The Deferred Compensation Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made.  In addition, eligible employees and directors of the Company may also elect to defer payment of any shares of Company stock that is earned with respect to stock-based awards.  Directors may elect to have all or a certain portion of their fees earned for their service on the Board invested in shares of the Company’s common stock.  Such elections are irrevocable.  The Company is not required to contribute to the Deferred Compensation Plan, but at its sole discretion, can make additional contributions on behalf of the participants. Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant.  Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected.  Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15 years.  All deferred amounts are payable in the form in which they were made except for board fees invested in shares of the Company's common stock, which will be settled in shares of Company common stock.  Earlier distributions are not permitted except in the case of an unforeseen hardship.
The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency.  The investments of the rabbi trust consist of company-owned life insurance policies (“COLIs”) and Company common stock.  The Deferred Compensation Plan liability, excluding Company common stock, is included in other long-term liabilities and changes in the balance, except those relating to payments, are recognized as compensation expense.  The cash surrender values of the COLIs are included in other assets and related earnings and losses are recognized as investment income or loss, which is included in selling, general and administrative expenses.  Company stock deferrals are included in the equity section of the Company’s consolidated balance sheet as treasury stock and as a deferred compensation liability.  Deferred stock is recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized.
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.3 million, $0.7 million, and $0.6 million at May 4, 2013, February 2, 2013 and April 28, 2012, respectively.  The cash surrender value of the COLIs, at fair value, was approximately $0.7 million at each of May 4, 2013, February 2, 2013 and April 28, 2012.  Company stock was $1.4 million, $1.1 million, and $1.1 million at May 4, 2013, February 2, 2013 and April 28, 2012, respectively.
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
In August 2012, management approved a plan to close the Company's distribution center in Dayton, New Jersey ("Northeast DC") and move the operations to its Southeast DC. The Company ceased operations in the Northeast DC during the fourth quarter of fiscal 2012. The lease of its Northeast DC expires in January 2021. Total exit costs related to this move are expected to be approximately $5.8 million, consisting of lease termination costs (net of anticipated sublease income), accelerated depreciation, and severance to affected employees. Remaining costs associated with the exit of the Northeast DC are not expected to be material. During the second fiscal quarter, the Company executed a sublet arrangement for this facility. As a result of higher than anticipated sublease income, the Company reduced the Northeast DC accrual by $1.4 million in the current quarter.

The following table provides details of the remaining accruals for the West Coast DC and Northeast DC, of which approximately $3.8 million was included in accrued expenses and other current liabilities and approximately $2.3 million was included in other long-term liabilities (dollars in thousands):

	Other Associated Costs	Lease Termination Costs	Total
Balance at February 2, 2013	$—	$8,376	$8,376
Restructuring costs	330	(1,353)	(1,023)
Payments and reductions	(330)	(875)	(1,205)
Balance at May 4, 2013	$—	$6,148	$6,148
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
Recently Adopted Accounting Updates
In February 2013, the FASB issued guidance finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires the registrant to disclose either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for annual reporting periods and interim periods within those years beginning after December 15, 2012. In the First Quarter 2013, the Company adopted the guidance and determined that there were no significant amounts reclassified in the period that would require enhanced disclosure.

2.	STOCKHOLDERS’ EQUITY
On March 3, 2011 a share repurchase program was authorized in the amount of $100 million (the “2011 Share Repurchase Program”) and on November 26, 2012 a share repurchase program was authorized in the amount of $100 million (the "2012 Share Repurchase Program").  At May 4, 2013, there was approximately $56.2 million remaining on the 2012 Share Repurchase Program. The 2011 Share Repurchase Program has been completed. Under the 2012 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
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
The following table summarizes the Company's share repurchases (in thousands):

	Thirteen Weeks Ended
	May 4, 2013		April 28, 2012
	Shares	Value	Shares	Value
Shares repurchases related to:
2011 Share buyback program	—	—	377.2	19,245
2012 Share buyback program (1)	512.3	24,196	—	—
Withholding taxes	1.0	46	0.2	12
Shares acquired and held in treasury	5.2	269	9.3	463

(1)	Subsequent to May 4, 2013 and through June 4, 2013, the Company repurchased approximately 0.4 million shares for approximately $18.6 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during the First Quarter 2013 and the First Quarter 2012, approximately $19.3 million and $16.0 million, respectively, were charged to retained earnings.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Deferred Awards	$3,531	$2,377
Performance Awards	1,901	620
Total stock-based compensation expense (1)	$5,432	$2,997
____________________________________________

(1)
During the First Quarter 2013 and the First Quarter 2012, approximately $0.7 million and $0.2 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $2.2 million and $1.2 million for the First Quarter 2013 and the First Quarter 2012, respectively.
Awards Granted During the First Quarter 2013
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during the First Quarter 2013. Awards were issued in connection with annual performance reviews, new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually.  Deferred Awards granted to the Board of Directors vest after one year. In general, the Performance Awards have three annual performance periods and one three-year cumulative performance period and, if earned, vest upon completion of the three year performance period. As required by her employment contract, the Performance Award granted to our Chief Executive Officer and President, if earned, has a one year vest period. Depending on the final adjusted operating income for the Company's performance periods, the percentage of Target Shares earned can be 0% and range up to 200%.

Unfavorable weather conditions across the country resulted in the Company achieving revenues which were well below operating plan for the First Quarter 2013 (see “Management's Discussion and Analysis of Financial Condition and Results of Operations”). As a result, prior to the end of the First Quarter 2013, the Board of Directors chose to revise the operating plan for the 2013 fiscal year. The Board revised the plan in a manner which will require management to reverse the first quarter trends and to achieve results for the remainder of fiscal 2013 which exceed the results attained during the comparable period in fiscal 2012. Following the Board action, the Compensation Committee revised the performance target (and related threshold and maximum) for purposes of the Company's Performance Awards granted during the First Quarter 2013 to bring them in line with the revised operating plan. However, in order to take into account the First Quarter 2013 results, the revised threshold, target and maximum levels were set such that achievement of the revised performance target for fiscal 2013 will result in less than the number of Target Shares being earned. The revisions to Performance Award targets did not have a material effect on our first quarter financial statements.
Changes in the Company’s Unvested Stock Awards during the First Quarter 2013
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	560	$49.53
Granted	356	48.36
Vested	(163)	49.28
Forfeited	(9)	48.57
Unvested Deferred Awards, end of period	744	$49.04

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $32.6 million as of May 4, 2013, which will be recognized over a weighted average period of approximately 2.8 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	172	$48.59
Granted	203	47.86
Vested	(1)	45.38
Forfeited	(2)	47.68
Unvested Performance Awards, end of period	372	$48.21
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

As of May 4, 2013, the cumulative expense recognized reflects changes in estimates as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $11.6 million as of May 4, 2013, which will be recognized over a weighted average period of approximately 1.8 years.
Stock Options
At May 4, 2013, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for the First Quarter 2013 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of period	84	$30.08	3.5	$1,633
Exercised	(41)	27.97	N/A	875
Forfeited	(1)	23.23	N/A	5
Options outstanding and exercisable, end of period	42	$32.23	4.1	$714

4.	NET INCOME PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net income	$19,272	$24,734

Basic weighted average common shares	23,043	24,535
Dilutive effect of stock awards	246	156
Diluted weighted average common shares	23,289	24,691
Antidilutive stock awards	128	104
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	May 4, 2013	February 2, 2013	April 28, 2012
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	35,548
Material handling equipment	10-15 yrs	48,454	48,346	52,772
Leasehold improvements	Lease life	395,391	391,311	414,165
Store fixtures and equipment	3-10 yrs	253,828	265,030	293,897
Capitalized software	5-10 yrs	74,457	65,885	80,621
Construction in progress (1)	—	29,145	34,433	24,880
		840,226	843,956	905,286
Accumulated depreciation and amortization		(505,783)	(513,855)	(576,228)
Property and equipment, net		$334,443	$330,101	$329,058
____________________________________________

(1)	The majority of the Construction in progress at each reporting period relates to the Company's new enterprise resource planning system.

At May 4, 2013, the Company performed impairment testing on 981 stores with a total net book value of approximately$159.7 million. At April 28, 2012, the Company performed impairment testing on 933 stores with a total net book value of approximately $152.6 million. All stores tested were open for at least two years and the Company noted no circumstances that indicated any other stores would require impairment testing.
During the First Quarter 2013, the Company recorded no impairment charges. During the First Quarter 2012, the Company recorded $1.3 million of impairment charges primarily related to one underperforming store, which was fully impaired.
As of May 4, 2013, February 2, 2013 and April 28, 2012, the Company had approximately $4.0 million, $4.3 million and $8.5 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

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
On December 20, 2012, the Credit Agreement was amended to provide for, among other things, an extension of the term of the Credit Agreement, a reduction in various rates charged under the Agreement as reflected above and the elimination of a first priority security interest in substantially all of the Company's U.S. intellectual property, software, equipment and fixtures. This amendment also provided for the replacement of certain restrictive limits with an availability test, which must be met in order to permit the taking of certain actions. In conjunction with this amendment, the Company paid approximately $0.4 million in additional deferred financing costs.
As of May 4, 2013, the Company has capitalized an aggregate of approximately $3.7 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at May 4, 2013 was approximately $1.5 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
The table below presents the components (in millions) of the Company’s credit facility:

	May 4, 2013	February 2, 2013	April 28, 2012
Credit facility maximum	$150.0	$150.0	$150.0
Borrowing base	150.0	150.0	150.0

Outstanding borrowings	—	—	—
Letters of credit outstanding—merchandise	28.0	27.1	19.7
Letters of credit outstanding—standby	11.2	10.6	12.2
Utilization of credit facility at end of period	39.2	37.7	31.9

Availability (1)	$110.8	$112.3	$118.1

Interest rate at end of period	3.8%	3.8%	4.0%

	First Quarter 2013	Fiscal 2012	First Quarter 2012
Average end of day loan balance during the period	$—	$—	$—
Highest end of day loan balance during the period	—	1.1	—
Average interest rate	3.8%	4.0%	4.0%
____________________________________________

(1)	The sublimit availability for the letters of credit was $85.8 million, $87.3 million, and $93.1 million at May 4, 2013, February 2, 2013, and April 28, 2012, respectively.

Letter of credit fees were less than $0.1 million in both First Quarter 2013 and First Quarter 2012 and are substantially included in cost of sales.

7.	LEGAL AND REGULATORY MATTERS

During the First Quarter 2013, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings.  There were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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
The Company’s effective tax rate for the First Quarter 2013 was 32.4% compared to 33.2% during the First Quarter 2012. During each of the First Quarter 2013 and the First Quarter 2012, the Company recognized less than $0.1 million of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

9.	INTEREST INCOME (EXPENSE), NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Interest income	$251	$223
Tax-exempt interest income	—	—
Total interest income	251	223

Less:
Interest expense – credit facilities	26	37
Unused line fee	74	114
Amortization of deferred financing fees	91	91
Other interest and fees	—	32
Total interest expense	191	274
Interest income (expense), net	$60	$(51)

10.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores. Included in The Children's Place International segment are the Company's Canadian based stores and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of May 4, 2013, The Children’s Place U.S. operated 980 stores and The Children’s Place International operated 131 stores. As of April 28, 2012, The Children’s Place U.S. operated 937 stores and The Children’s Place International operated 125 stores.
The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales:
The Children’s Place U.S.	$373,653	$384,783
The Children’s Place International (1)	49,511	53,725
Total net sales	$423,164	$438,508
Gross profit:
The Children’s Place U.S.	$143,936	$156,407
The Children’s Place International	19,332	22,238
Total gross profit	$163,268	$178,645
Gross Margin:
The Children’s Place U.S.	38.5%	40.6%
The Children’s Place International	39.0%	41.4%
Total gross margin	38.6%	40.7%
Operating income:
The Children’s Place U.S. (2)	$27,935	$34,454
The Children’s Place International (4)	524	2,606
Total operating income	$28,459	$37,060
Operating income as a percent of net sales:
The Children’s Place U.S.	7.5%	9.0%
The Children’s Place International	1.1%	4.9%
Total operating income	6.7%	8.5%
Depreciation and amortization:
The Children’s Place U.S. (3)	$14,559	$14,230
The Children’s Place International (4)	2,265	2,988
Total depreciation and amortization	$16,824	$17,218
Capital expenditures:
The Children’s Place U.S.	$17,974	$19,160
The Children’s Place International	4,127	2,852
Total capital expenditures	$22,101	$22,012

____________________________________________

(1)
Includes approximately $2.6 million and $0.4 million of revenue from international franchisees for the First Quarter 2013 and First Quarter 2012, respectively. There was no revenue from international franchisees prior to fiscal 2012.

(2)
Includes other costs (income) associated with the closures of the West Coast DC and Northeast DC of ($1.0 million) and $0.8 million for the First Quarter 2013 and First Quarter 2012, respectively, and includes a $1.3 million impairment charge during the First Quarter 2012. Includes additional costs incurred related to restructuring, severance and reorganizations of approximately $0.5 million and $2.7 million for the First Quarter 2013 and First Quarter 2012, respectively.

(3)	Includes approximately $0.4 million of accelerated depreciation related to stores whose lease we plan to terminate.

(4)	Includes approximately $0.9 million of accelerated depreciation associated with certain Canadian stores remodeled earlier than originally anticipated in the First Quarter 2012.

	May 4, 2013	February 2, 2013	April 28, 2012
Total assets:
The Children’s Place U.S.	$750,378	$746,911	$712,344
The Children’s Place International	154,694	176,499	161,041
Total assets	$905,072	$923,410	$873,385

11.	SUBSEQUENT EVENTS
Subsequent to May 4, 2013 and through June 4, 2013, the Company repurchased approximately 0.4 million shares for approximately $18.6 million, which brought the total under the 2012 Share Repurchase Program to approximately $62.5 million.
In May 2013, the Company executed a sublet arrangement for the entire Northeast DC facility that will commence on June 1, 2013 and run through the end of the lease, which expires in January 2021.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements of The Children's Place Retail Stores, Inc. (the “Company”) are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended February 2, 2013. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company's business and its dependence on consumer spending patterns, which may be affected by the continued weakness in the economy or by other factors such as increases in the cost of gasoline and food, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, and the uncertainty of weather patterns. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	First Quarter 2013 — The thirteen weeks ended May 4, 2013.

•	First Quarter 2012 — The thirteen weeks ended April 28, 2012.

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

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture and sell fashionable, high-quality, value-priced merchandise, virtually all of which is under our proprietary “The Children's Place” and “Place” brand names. Our objective is to deliver high-quality merchandise at value prices. As of May 4, 2013, we operated 1,111 stores throughout North America and our e-commerce business at www.childrensplace.com.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores. Included in The Children's Place International segment are our Canadian based stores, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of May 4, 2013, The Children’s Place U.S. operated 980 stores and The Children’s Place International operated 131 stores. As of April 28, 2012, The Children’s Place U.S. operated 937 stores and The Children’s Place International operated 125 stores.
Recent Developments
In May 2013, we executed a sublet arrangement for the entire Northeast DC facility that will commence on June 1, 2013 and run through the end of the lease, which expires in January 2021.
Operating Highlights
Net sales decreased by $15.3 million, or 3.5%, to $423.2 million in First Quarter 2013 from $438.5 million during First Quarter 2012.  Our Comparable Retail Sales decreased 5.5% during First Quarter 2013 compared to a 0.7% decrease during First Quarter 2012.
We reported net income of $19.3 million, or $0.83 per diluted share during First Quarter 2013, compared to $24.7 million, or $1.00 per diluted share, during First Quarter 2012.
During the First Quarter 2013, we opened 20 The Children’s Place stores and closed four. During First Quarter 2012, we opened 18 The Children’s Place stores and closed five.
During the prior year, we began an international store expansion program through territorial agreements with franchisees. At February 2, 2013, we had a total of sixteen stores open in the Middle East, which generated revenue of approximately $8.4 million for the year ended February 2, 2013. During the First Quarter 2013, we opened four additional stores in the Middle East, and total revenue from international franchisees was approximately $2.6 million.

During the First Quarter 2013, our business was adversely impacted by unfavorable weather conditions, particularly as compared to the unseasonably warm weather during the First Quarter 2012.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Average Translation Rates (1)
Canadian Dollar	0.9848	1.0069
Hong Kong Dollar	0.1289	0.1289
China Yuan Renminbi	0.1609	0.1588
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the First Quarter 2013, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $2.0 million, $0.9 million and $0.1 million, respectively.  Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which are priced in U.S. dollars.  The effects of these purchases on our gross profit were a decrease of approximately $0.3 million during the First Quarter 2013.

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
Inventory Valuation- We value inventory at the lower of cost or market (“LCM”), with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the LCM calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our LCM reserve as of May 4, 2013 would have impacted net income by approximately $0.2 million.  Our reserve balance at May 4, 2013 was approximately $2.4 million compared to $2.5 million at April 28, 2012.
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
Stock-Based Compensation- We account for stock-based compensation according to the provisions of the “Compensation-Stock Compensation” topic of the FASB ASC.
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned, and these awards have an additional service period requirement ("Performance Awards"). Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the employee can earn up to 200% of their Target Shares. Performance Awards generally cliff vest after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of our common stock on the grant date.  Effective with the adoption of the 2011 Equity Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2013 net income by approximately $0.3 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance periods. To the extent that actual operating results for the rest of this fiscal year and future years differ from our estimates, future performance share compensation expense could be significantly different. A 25% increase or decrease in our annual projected operating income for fiscal 2013 would have caused an approximate $1.2 million increase or decrease, respectively, to stock-based compensation expense for the First Quarter 2013.

Stock Options
We have not issued stock options since fiscal 2008; however, certain stock options issued prior to fiscal 2008 remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at May 4, 2013.
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of May 4, 2013 would have impacted net income by approximately $0.6 million.
Impairment of Long-Lived Assets- We periodically review our long-lived assets when events indicate that their carrying value may not be recoverable.  Such events include a historical or projected trend of cash flow losses or a future expectation that we will sell or dispose of an asset significantly before the end of its previously estimated useful life.  In reviewing for impairment, we group our long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  In that regard, we group our assets into two categories: corporate-related and store-related.  Corporate-related assets consist of those associated with our corporate offices, distribution centers and our information technology systems.  Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment and lease related assets associated with individual stores.
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At May 4, 2013, the average net book value per store was approximately $0.2 million.
Income Taxes- We utilize the liability method of accounting for income taxes as set forth in the “Income Taxes” topic of the FASB ASC.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.  If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
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
Fair Value Measurement and Financial Instruments- The “Fair Value Measurements and Disclosure” topic of the FASB ASC provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.

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
Recently Adopted Accounting Standards
In February 2013, the FASB issued guidance finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires the registrant to disclose either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. In the First Quarter 2013, we adopted the guidance and determined that there were no significant amounts reclassified in the period that would require enhanced disclosure.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses increased approximately 20 basis points to 28.1% of net sales during the First Quarter 2013 from 27.9% during the First Quarter 2012.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of sales	61.4	59.3
Gross profit	38.6	40.7
Selling, general and administrative expenses	28.1	27.9
Asset impairment charge	—	0.3
Other costs	(0.2)	0.2
Depreciation and amortization	4.0	3.9
Operating income	6.7	8.5
Interest (expense), net	—	—
Income before income taxes	6.7	8.4
Provision for income taxes	2.2	2.8
Net income	4.6%	5.6%
Number of stores, end of period	1,111	1,062
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales:
The Children’s Place U.S.	$373,653	$384,783
The Children’s Place International	49,511	53,725
Total net sales	$423,164	$438,508
Gross profit:
The Children’s Place U.S.	$143,936	$156,407
The Children’s Place International	19,332	22,238
Total gross profit	$163,268	$178,645
Gross Margin:
The Children’s Place U.S.	38.5%	40.6%
The Children’s Place International	39.0%	41.4%
Total gross margin	38.6%	40.7%

The First Quarter 2013 Compared to the First Quarter 2012

Net sales decreased by $15.3 million to $423.2 million during the First Quarter 2013 from $438.5 million during the First Quarter 2012.  Our net sales decrease resulted from a Comparable Retail Sales decrease of 5.5%, or $19.0 million, and $2.0 million from unfavorable changes in the Canadian exchange rate partially offset by a $3.5 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales and a $2.2 million increase in revenue from international franchisees.  Our 5.5% decrease in Comparable Retail Sales was primarily due to adverse weather conditions, which resulted in an approximate 2.9% decline in the average dollar transaction size and an approximate 2.7% decrease in the number of transactions. Comparable E-commerce Sales increased 13.0% during the First Quarter 2013. Total e-commerce sales, which include postage and handling, increased to 13.0% of sales in the First Quarter 2013 from 11.2% in the First Quarter 2012.
The Children’s Place U.S. net sales decreased $11.1 million, or 2.9%, to $373.7 million in the First Quarter 2013 compared to $384.8 million in the First Quarter 2012.  This decrease resulted from a Comparable Store Sales decrease of 6.9%, or $20.5 million which was primarily attributable to adverse weather conditions partially offset by a $6.8 million increase in Comparable E-commerce Sales and a $2.6 million increase in sales from new stores and other sales that did not qualify as comparable sales.  The decrease in Comparable Store Sales was due to an approximate 4.1% decrease in the number of transactions and an approximate 3.0% decrease in the average dollar transaction size.
The Children’s Place International net sales decreased $4.2 million, or 7.8%, to $49.5 million in the First Quarter 2013 compared to $53.7 million in the First Quarter 2012.  The decrease resulted primarily from a decline in Canadian Comparable Store Sales of 15.1%, or $5.8 million, which was primarily attributable to adverse weather conditions and a significant reduction in inventory levels compared to the prior year, and a $2.0 million decrease resulting from unfavorable changes in the Canadian exchange rates. These decreases were partially offset by a $0.9 million increase in sales from new stores and other sales that did not qualify as comparable sales and a $0.5 million increase in Comparable E-commerce Sales. The decrease in Comparable Store Sales was primarily the result of an approximate 11.5% decrease in the average dollar transaction size and an approximate 4.1% decrease in the number of transactions. The Canadian net sales decline was partially offset by a $2.2 million increase in revenue from international franchisees.
During the First Quarter 2013, we opened 20 stores, consisting of 18 in the United States and two in Canada. During the First Quarter 2012 we opened 18 stores, consisting of 16 in the United States and two in Canada.
Gross profit decreased by $15.3 million to $163.3 million during the First Quarter 2013 from $178.6 million during the First Quarter 2012.  Consolidated Gross Margin decreased 210 basis points to 38.6% during the First Quarter 2013 from 40.7% during the First Quarter 2012. The decrease in consolidated Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales and higher supply chain costs.
Gross Margin at The Children's Place U.S. decreased 210 basis points from 40.6% in the First Quarter 2012 to 38.5% in the First Quarter 2013. The decrease in Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales, higher supply chain costs and higher cost of goods sold as a percentage of net sales.
Gross Margin at The Children's Place International decreased 240 basis points from 41.4% in the First Quarter 2012 to 39.0% in the First Quarter 2013. The decrease in Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales and higher supply chain costs at our Canadian stores partially offset by lower cost of goods sold as a percentage of net sales at our Canadian stores. The decrease also resulted from the impact of lower margins on revenue from international franchisees.
Selling, general and administrative expenses decreased $3.3 million to $119.0 million during the First Quarter 2013 from $122.3 million during the First Quarter 2012. As a percentage of net sales SG&A increased 20 basis points to 28.1% during the First Quarter 2013 from 27.9% during the First Quarter 2012.  The comparability of our SG&A was affected by the following items:

•	during the First Quarter 2013 we restructured certain store and corporate operations which resulted in costs of approximately $0.5 million; and

•
during the First Quarter 2012 we streamlined our field workforce and eliminated certain positions in our corporate headquarters which resulted in severance expense of approximately $2.0 million and as part of a continuing store fleet review, we identified certain store fixtures and supplies that would no longer be used, which resulted in a write-off charge of approximately $0.7 million.

Excluding the effect of the above, SG&A decreased approximately $1.1 million, but increased 70 basis points, and included the following variances:

•	performance-based compensation increased approximately $1.9 million, or 50 basis points, due to more equity awards outstanding during the First Quarter 2013 compared to the First Quarter 2012;

•
pre-opening and remodel expenses increased approximately $1.4 million, or 40 basis points. The increase is due primarily to opening and remodeling 49 more stores during the First Quarter 2013 compared to the First Quarter 2012;

•	administrative payroll and related expenses increased slightly by approximately $0.2 million, but increased 30 basis points due to negative Comparable Retail Sales; and

•	marketing expenses decreased approximately $2.3 million, or 50 basis points, resulting from decreased direct mailings, signage advertising and the timing of certain promotions.

Asset impairment charges were $1.3 million during the First Quarter 2012 and related to one underperforming store. There were no asset impairment charges during the First Quarter 2013.
Other costs (income) were $1.0 million of income during the First Quarter 2013 compared to expense of $0.8 million during the First Quarter 2012 and consist of exit activities related to management's decision to close our West Coast DC and Northeast DC.
Depreciation and amortization was $16.8 million, or 4.0% of net sales, during the First Quarter 2013, compared to $17.2 million, or 3.9% of net sales, during the First Quarter 2012.
Provision for income taxes was $9.2 million during the First Quarter 2013 compared to $12.3 million during the First Quarter 2012.  Our effective tax rate was 32.4% and 33.2% during the First Quarter 2013 and the First Quarter 2012, respectively.
Net income was $19.3 million during the First Quarter 2013 compared to $24.7 million during the First Quarter 2012, due to the factors discussed above.  Diluted earnings per share was $0.83 in the First Quarter 2013 compared to $1.00 in the First Quarter 2012.  This decrease in earnings per share is due to the decrease in net income for the quarter partially offset by a lower weighted average common shares outstanding of approximately 1.4 million, which is primarily the result of our share repurchase programs.

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
Our working capital decreased $18.3 million to $344.8 million at May 4, 2013 compared to $363.1 million at April 28, 2012.  This change is due to higher inventory balances offset by increased accounts payable and accrued expenses and other current liabilities. During the First Quarter 2013, under our share repurchase programs, we repurchased approximately 0.5 million shares for approximately $24.2 million.  Subsequent to May 4, 2013 and through June 4, 2013, we repurchased approximately 0.4 million shares for approximately $18.6 million.

Our credit facility provides for borrowings up to the lesser of $150.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At May 4, 2013, our borrowing base was $150.0 million, we had no outstanding borrowings and there were $39.2 million of outstanding letters of credit, with $110.8 million of availability for borrowings and a sublimit availability for letters of credit of $85.8 million.
As of May 4, 2013, we had $186.3 million of cash and cash equivalents, of which $142.2 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $83.1 million was in our Canadian subsidiaries, $50.6 million was in our Hong Kong subsidiaries and $8.5 million was in other foreign subsidiaries. Because all of our investments in our foreign subsidiaries are considered permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
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
On December 20, 2012, the Credit Agreement was amended to provide for, among other things, an extension of the term of the Credit Agreement, a reduction in various rates charged under the Agreement as reflected above and the elimination of a first priority security interest in substantially all of our U.S. intellectual property, software, equipment and fixtures. This amendment also provided for the replacement of certain restrictive limits with an availability test, which must be met in order to permit the taking of certain actions. In conjunction with this amendment, we paid approximately $0.4 million in additional deferred financing costs.
As of May 4, 2013, we have capitalized an aggregate of approximately $3.7 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at May 4, 2013 was approximately $1.5 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During the First Quarter 2013, cash flows provided by operating activities were $37.9 million compared to $67.9 million during the First Quarter 2012.  The net decrease of $30.0 million in cash from operating activities resulted primarily from higher cash outflows of $10.1 million related to the timing of payments on accounts payable and other current liabilities and lower cash inflows of $2.6 million related to inventories, primarily due to the timing of inventory receipts.

Cash flows used in investing activities were $22.1 million during the First Quarter 2013 and the First Quarter 2012, primarily related to the purchases of property and equipment.
During the First Quarter 2013, cash flows used in financing activities were $23.0 million compared to $19.2 million during the First Quarter 2012.  The increase primarily resulted from purchases of $24.2 million of our common stock, primarily related to our share repurchase programs, during the First Quarter 2013 compared to purchases of $19.3 million of our common stock during the First Quarter 2012, partially offset by a $1.1 million increase in proceeds from the exercise of stock options.
We anticipate that total capital expenditures will be in the range of approximately $90 to $95 million in fiscal 2013.  During the First Quarter 2013, we opened 20 stores and remodeled 39 at an aggregate cost of approximately $15.6 million, of which approximately $3.7 million relates to our Canadian operations.  As part of our ongoing Company-wide expense management program, we are undertaking a review of our store fleet and adding criteria used in our assessment of new store openings or potential store closings. As part of this ongoing review, we have determined to exercise opt-out rights at 10 stores and will close those stores at future dates. We have spent approximately $6.4 million on information technology, our corporate offices and other initiatives and approximately $0.1 million on projects in our distribution centers.  Over the next three quarters, we anticipate additional capital expenditures of approximately $50.1 million on store projects, approximately $18.6 million on information technology, including enterprise resource planning and e-commerce systems, and approximately $2.4 million on projects in our distribution centers. Of these expenditures, approximately $6.6 million relates to our Canadian operations.
Our ability to continue to meet our capital requirements in fiscal 2013 depends on our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During the First Quarter 2013, we were able to fund our capital expenditures with cash generated from operating activities.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements over the next 12 months.  Further, we do not expect the current economic conditions to preclude us from meeting our cash requirements.
Historically, we have funded our capital expenditures primarily from operations. With a domestic cash balance of $44.1 million and a Canadian cash balance of $80.3 million at May 4, 2013, and $110.8 million of availability on our credit facility, we expect to meet our capital requirements for the remainder of fiscal 2013.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  During the First Quarter 2013 we had no borrowings under the credit facility and any change in interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of May 4, 2013, net assets in Canada and Hong Kong were approximately $122.5 million and $62.1 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $12.2 million and $6.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of May 4, 2013, we had approximately $134.4 million of our cash and cash equivalents held in foreign countries, of which approximately $83.1 million was in Canada, approximately $50.6 million was in Hong Kong and approximately $0.7 million was in other foreign countries.
Foreign Operations
Approximately 11% of our consolidated net sales and approximately 13% of our total costs and expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, the First Quarter 2013 net sales could have decreased or increased by approximately $4.7 million and total costs and expenses could have decreased or increased by approximately $5.9 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At May 4, 2013, we had foreign currency denominated receivables and payables, including inter-company balances, of $7.1 million and $9.1 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.
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
Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of May 4, 2013. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of May 4, 2013, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Certain legal proceedings in which we are involved are discussed in Note 11 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended February 2, 2013. See Note 7 to the accompanying condensed consolidated financial statements for a discussion of any recent developments concerning our legal proceedings.

Item 1A.	RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended February 2, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 26, 2012 the Company's Board of Directors authorized a share repurchase program in the amount of $100 million.  Under this share repurchase program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
 The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
2/3/13-3/2/13 (1)	93,642	$48.86	92,292	$75,844
3/3/13-4/6/13	120,000	46.11	120,000	70,311
4/7/13-5/4/13 (2)	300,839	47.19	300,000	56,155
Total	514,481	$47.24	512,292	$56,155
____________________________________________

(1)
Includes 1,220 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 130 shares withheld to cover taxes in conjunction with the vesting of a stock award.

(2)	Includes 839 shares withheld to cover taxes in conjunction with the vesting of a stock award.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date:	June 6, 2013	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 6, 2013	By:	/S/ MICHAEL SCARPA
MICHAEL SCARPA
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)