Form 10-Q
period 2013-08-03
CHILDRENS PLACE RETAIL STORES INC
filed 2013-09-03
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of August 29, 2013 was 22,310,377 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 3, 2013

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 3, 2013	February 2, 2013	July 28, 2012
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,675	$194,128	$158,621
Short-term investments	35,000	15,000	—
Accounts receivable	29,722	18,490	23,408
Inventories	325,695	266,976	265,708
Prepaid expenses and other current assets	39,508	40,927	45,899
Deferred income taxes	12,577	9,714	9,008
Total current assets	592,177	545,235	502,644
Long-term assets:
Property and equipment, net	311,867	330,101	330,838
Deferred income taxes	49,722	43,678	47,606
Other assets	4,215	4,396	4,272
Total assets	$957,981	$923,410	$885,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$153,235	$87,461	$72,809
Income taxes payable	3,832	2,459	3,046
Accrued expenses and other current liabilities	120,022	101,586	91,637
Total current liabilities	277,089	191,506	167,492
Long-term liabilities:
Deferred rent liabilities	88,723	92,598	96,115
Other tax liabilities	7,377	7,864	9,012
Other long-term liabilities	9,476	10,493	8,187
Total liabilities	382,665	302,461	280,806
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 22,430, 23,179 and 24,147 issued; 22,399, 23,155 and 24,120 outstanding	2,243	2,318	2,415
Additional paid-in capital	218,807	215,691	211,952
Treasury stock, at cost (31, 24, 27 shares)	(1,451)	(1,119)	(1,211)
Deferred compensation	1,451	1,119	1,211
Accumulated other comprehensive income	7,516	13,258	12,585
Retained earnings	346,750	389,682	377,602
Total stockholders’ equity	575,316	620,949	604,554
Total liabilities and stockholders’ equity	$957,981	$923,410	$885,360
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$382,448	$360,826	$805,612	$799,334
Cost of sales (exclusive of depreciation and amortization)	256,266	246,121	516,162	505,984

Gross profit	126,182	114,705	289,450	293,350

Selling, general and administrative expenses	124,408	120,671	243,416	242,954
Asset impairment charges	21,766	280	21,766	1,530
Other costs (income)	61	3,062	(962)	3,896
Depreciation and amortization	15,593	17,482	32,417	34,700

Operating income (loss)	(35,646)	(26,790)	(7,187)	10,270
Interest income (expense), net	—	(30)	60	(81)

Income (loss) before income taxes	(35,646)	(26,820)	(7,127)	10,189
Provision (benefit) for income taxes	(12,010)	(8,896)	(2,763)	3,379

Net income (loss)	$(23,636)	$(17,924)	$(4,364)	$6,810

Earnings (loss) per common share
Basic	$(1.05)	$(0.74)	$(0.19)	$0.28
Diluted	$(1.05)	$(0.74)	$(0.19)	$0.28

Weighted average common shares outstanding
Basic	22,514	24,249	22,779	24,392
Diluted	22,514	24,249	22,779	24,533

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income (loss)	$(23,636)	$(17,924)	$(4,364)	$6,810
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(4,524)	(2,809)	(5,742)	(295)
Comprehensive income (loss)	$(28,160)	$(20,733)	$(10,106)	$6,515

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,364)	$6,810
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,417	34,700
Stock-based compensation	10,950	6,957
Excess tax benefits from stock-based compensation	(37)	—
Deferred taxes	(12,471)	324
Asset impairment charges	21,766	1,530
Deferred rent expense and lease incentives	(5,919)	(6,371)
Other	4,741	4,967
Changes in operating assets and liabilities:
Inventories	(60,012)	(27,856)
Prepaid expenses and other assets	(10,299)	(7,291)
Income taxes payable, net of prepayments	4,935	5,765
Accounts payable and other current liabilities	84,135	32,806
Deferred rent and other liabilities	(1,686)	8,217
Total adjustments	68,520	53,748
Net cash provided by operating activities	64,156	60,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(38,670)	(44,237)
Purchase of short-term investments	(20,000)	—
Purchase of company-owned life insurance policies	(10)	(28)
Net cash used in investing activities	(58,680)	(44,265)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for letters of credit under revolving credit facility	77,016	54,157
Repayments for letters of credit under revolving credit facility	(77,016)	(54,157)
Purchase and retirement of common stock, including transaction costs	(47,919)	(34,887)
Exercise of stock options	1,408	996
Excess tax benefits from stock-based compensation	37	—
Net cash used in financing activities	(46,474)	(33,891)
Effect of exchange rate changes on cash	(3,455)	(436)
Net decrease in cash and cash equivalents	(44,453)	(18,034)
Cash and cash equivalents, beginning of period	194,128	176,655
Cash and cash equivalents, end of period	$149,675	$158,621

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012
OTHER CASH FLOW INFORMATION:
Net cash paid (refunded) during the period for income taxes	$5,106	$(2,704)
Cash paid during the period for interest	259	350
Increase (decrease) in accrued purchases of property and equipment	(827)	1,320

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place Retail Stores, Inc. (the “Company”) as of August 3, 2013 and July 28, 2012 and the results of its consolidated operations and cash flows for the twenty-six weeks ended August 3, 2013 and July 28, 2012. The consolidated financial position as of February 2, 2013 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the twenty-six weeks ended August 3, 2013 and July 28, 2012 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	Second Quarter 2013 — The thirteen weeks ended August 3, 2013.

•	Second Quarter 2012 — The thirteen weeks ended July 28, 2012.

•	Year-To-Date 2013 — The twenty-six weeks ended August 3, 2013.

•	Year-To-Date 2012 — The twenty-six weeks ended July 28, 2012.

•	First Quarter 2013 — The thirteen weeks ended May 4, 2013.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

•
FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Changes in Accounting Principle
During the fourth quarter of fiscal 2012 the Company elected to change its method of accounting for inventories from the retail inventory method to an average cost method. In addition, the Company has elected to capitalize additional supply chain costs, which were previously expensed as incurred. The Company elected to make the changes because it believes they better reflect the value of its inventory as of the balance sheet dates, provide a better reflection of its periodic net income and improves comparability with its peers. In the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013, it applied the changes in the method of accounting for inventory retrospectively to all prior periods presented within the consolidated financial statements.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.3 million, $0.7 million, and $0.6 million at August 3, 2013, February 2, 2013 and July 28, 2012, respectively.  The cash surrender value of the COLIs, at fair value, was approximately $0.7 million at each of August 3, 2013, February 2, 2013 and July 28, 2012.  Company stock was $1.5 million, $1.1 million, and $1.2 million at August 3, 2013, February 2, 2013 and July 28, 2012, respectively.
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
In August 2012, management approved a plan to close the Company's distribution center in Dayton, New Jersey ("Northeast DC") and move the operations to its Southeast DC. The Company ceased operations in the Northeast DC during the fourth quarter of fiscal 2012. The lease of its Northeast DC expires in January 2021 and the Company ceased using the facility in May 2013. During fiscal 2012, the Company recognized approximately $6.8 million of costs in exiting the Northeast DC, which primarily included lease termination costs (net of anticipated sublease income), accelerated depreciation, and severance to affected employees. During the Second Quarter 2013, the Company executed a sublet arrangement for this facility. As a result of higher than anticipated sublease income, the Company reduced the Northeast DC accrual by $1.5 million during Year-To-Date 2013. These costs are included in other costs in the accompanying condensed consolidated statements of operations. Remaining costs associated with the exit of the Northeast DC are not expected to be material.

At July 28, 2012, the Company had a remaining accrual of $2.5 million related to the West Coast DC lease termination costs, of which $0.7 million was included in accrued expenses and other current liabilities and $1.8 million was included in other long-term liabilities. The following table provides details of the remaining accruals for the West Coast DC and Northeast DC as of August 3, 2013, of which approximately $2.1 million was included in accrued expenses and other current liabilities and approximately $2.3 million was included in other long-term liabilities (dollars in thousands):

	Other Associated Costs	Lease Termination Costs	Total
Balance at February 2, 2013	$—	$8,376	$8,376
Restructuring costs	236	(1,198)	(962)
Payments and reductions	(236)	(2,755)	(2,991)
Balance at August 3, 2013	$—	$4,423	$4,423
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
Recently Adopted Accounting Updates
In February 2013, the FASB issued guidance finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires the registrant to disclose either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for annual reporting periods and interim periods within those years beginning after December 15, 2012. In the first quarter of 2013, the Company adopted the guidance and determined that there were no significant amounts reclassified in the period that would require enhanced disclosure.

2.	STOCKHOLDERS’ EQUITY
On March 3, 2011 the Company's Board of Directors authorized a share repurchase program in the amount of $100 million (the “2011 Share Repurchase Program”), on March 7, 2012, a share repurchase program in the amount of $50 million (the "2012 $50 million Share Repurchase Program") and on November 26, 2012 a share repurchase program in the amount of $100 million (the "2012 Share Repurchase Program").  The 2012 $50 million Share Repurchase Program and the 2011 Share Repurchase Program have been completed. At August 3, 2013, there was approximately $32.6 million remaining on the 2012 Share Repurchase Program. Under the 2012 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
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
The following table summarizes the Company's share repurchases (in thousands):

	Twenty-six Weeks Ended
	August 3, 2013		July 28, 2012
	Shares	Value	Shares	Value
Shares repurchases related to:
2011 Share buyback program	—	$—	377.2	$19,245
2012 $50 million Share buyback program	—	—	335.6	15,604
2012 Share buyback program (1)	968.4	47,802	—	—
Withholding taxes	1.5	117	0.8	38
Shares acquired and held in treasury	6.5	$332	12.6	$613

(1)	Subsequent to August 3, 2013 and through August 29, 2013, the Company repurchased approximately 0.1 million shares for approximately $4.7 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2013 and Year-To-Date 2012, approximately $38.6 million and $28.7 million, respectively, were charged to retained earnings.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Deferred Awards	$3,311	$3,224	$6,842	$5,601
Performance Awards	2,207	736	4,108	1,356
Total stock-based compensation expense (1)	$5,518	$3,960	$10,950	$6,957
____________________________________________

(1)
During the Second Quarter 2013 and the Second Quarter 2012, approximately $0.9 million and $0.5 million, respectively, were included in cost of sales. During Year-To-Date 2013 and Year-To-Date 2012, approximately $1.6 million and $0.8 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $4.3 million and $2.7 million for Year-To-Date 2013 and Year-To-Date 2012, respectively.
Awards Granted During Year-To-Date 2013
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during Year-To-Date 2013. Awards were issued in connection with annual performance reviews, new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually.  Deferred Awards granted to the Board of Directors vest after one year. In general, the Performance Awards have three annual performance periods and one three-year cumulative performance period and, if earned, vest upon completion of the three year performance period. As required by her employment contract, the Performance Award granted to the Company's Chief Executive Officer and President, if earned, has a one year vest period. Depending on the final adjusted operating income for the Company's performance periods, the percentage of Target Shares earned can be 0% and range up to 200%.

Unfavorable weather conditions across the country resulted in the Company achieving revenues which were well below operating plan for the First Quarter 2013. As a result, prior to the end of the First Quarter 2013, the Board of Directors chose to revise the operating plan for the 2013 fiscal year. The Board revised the plan in a manner which will require management to reverse the first quarter trends and to achieve results for the remainder of fiscal 2013 which exceed the results attained during the comparable period in fiscal 2012. Following the Board action, the Compensation Committee revised the performance target (and related threshold and maximum) for purposes of the Company's Performance Awards granted during the First Quarter 2013 to bring them in line with the revised operating plan. However, in order to take into account the First Quarter 2013 results, the revised threshold, target and maximum levels were set such that achievement of the revised performance target for fiscal 2013 will result in less than the number of Target Shares being earned. The revisions to Performance Award targets did not have a material effect on the Company's Year-To-Date 2013 financial statements.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2013
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	560	$49.53
Granted	370	48.59
Vested	(171)	49.16
Forfeited	(27)	49.75
Unvested Deferred Awards, end of period	732	$49.13

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $28.6 million as of August 3, 2013, which will be recognized over a weighted average period of approximately 2.6 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	172	$48.59
Granted	204	47.89
Vested	(2)	46.48
Forfeited	(5)	47.25
Unvested Performance Awards, end of period	369	$48.23
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

For those awards in which the performance period is not yet complete, the cumulative expense recognized reflects changes in operating income estimates as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $9.4 million as of August 3, 2013, which will be recognized over a weighted average period of approximately 1.7 years.
Stock Options
At August 3, 2013, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Year-To-Date 2013 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of period	84	$30.08	3.5	$1,633
Exercised	(47)	30.62	N/A	886
Forfeited	(1)	34.45	N/A	6
Options outstanding and exercisable, end of period	36	$29.40	4.1	$897

4.	NET INCOME (LOSS) PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income (loss)	$(23,636)	$(17,924)	$(4,364)	$6,810

Basic weighted average common shares	22,514	24,249	22,779	24,392
Dilutive effect of stock awards	—	—	—	141
Diluted weighted average common shares	22,514	24,249	22,779	24,533
Antidilutive stock awards	954	942	1,036	8
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

The diluted loss per share amounts presented in the condensed consolidated statements of operations for the Second Quarter 2013, Year-To-Date 2013 and the Second Quarter 2012 exclude the dilutive effect of stock awards, which would have been anti-dilutive as a result of the net loss for those periods.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	August 3, 2013	February 2, 2013	July 28, 2012
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	35,548
Material handling equipment	10-15 yrs	48,345	48,346	52,082
Leasehold improvements	Lease life	372,771	391,311	397,849
Store fixtures and equipment	3-10 yrs	242,498	265,030	268,244
Capitalized software	5-10 yrs	71,913	65,885	78,737
Construction in progress	—	24,628	34,433	25,832
		799,106	843,956	861,695
Accumulated depreciation and amortization		(487,239)	(513,855)	(530,857)
Property and equipment, net		$311,867	$330,101	$330,838

During the Second Quarter 2013, the Company conducted a review of its store portfolio using business hurdles management designed to enhance profitability and improve overall operating results.  Based on this review, the Company compiled a list of underperforming stores targeted for closure (the “Disposition List”).  The Company plans to close approximately 100 underperforming stores through fiscal 2016, including approximately 45 stores in fiscal 2013.  The Company also identified approximately 70 additional underperforming stores for which the Company will review its options for improving their financial performance, including but not limited to negotiating occupancy relief, in order to achieve the business hurdles.  If these stores are unable to do so, then the Company will move them to the Disposition List.

At August 3, 2013, the Company performed impairment testing on 1,050 stores with a total net book value of approximately $160.2 million, and recorded store asset impairment charges of $12.7 million for 75 stores, of which 48 were fully impaired and 27 partially impaired. At August 3, 2013, the aggregate net book value of the stores that were partially impaired was approximately $3.5 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows. Consistent with its impairment policy, the Company concluded that changes in circumstances affecting the carrying value of stores included on the Disposition List required the Company to review all stores included on the Disposition List regardless of whether the store had been open for at least two years.  Impairment charges for all stores was recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates.
Company management continues to believe that making progress on its systems implementations will be one of the key drivers to improve our operations and strengthen our financial performance.  During the Second Quarter 2013 the Company established a strategic long term systems plan.  As part of this plan, the Company concluded that certain development costs previously incurred were no longer relevant and deemed certain systems to be obsolete and needed to be replaced by enhanced capabilities in order to incorporate industry best practices as well as service our international franchisees and wholesale business partners. Accordingly, the Company recorded asset impairment charges of $9.1 million and incurred $1.2 million of selling, general and administrative expenses related to the write-down of some previously capitalized development costs and obsolete systems.

At July 28, 2012, the Company performed impairment testing on 976 stores with a total net book value of approximately $163.6 million. During the Second Quarter 2012, the Company recorded $0.3 million of impairment charges primarily related to two underperforming stores, which were both partially impaired. During Year-To-Date 2012, the Company recorded a $1.5 million impairment charge primarily related to three underperforming stores, of which two were partially impaired and one was fully impaired.

As of August 3, 2013, February 2, 2013 and July 28, 2012, the Company had approximately $3.5 million, $4.3 million and $7.4 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

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
As of August 3, 2013, the Company has capitalized an aggregate of approximately $3.7 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at August 3, 2013 was approximately $1.4 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.

The table below presents the components (in millions) of the Company’s credit facility:

	August 3, 2013	February 2, 2013	July 28, 2012
Credit facility maximum	$150.0	$150.0	$150.0
Borrowing base	150.0	150.0	150.0

Outstanding borrowings	—	—	—
Letters of credit outstanding—merchandise	42.2	27.1	24.7
Letters of credit outstanding—standby	11.2	10.6	12.2
Utilization of credit facility at end of period	53.4	37.7	36.9

Availability (1)	$96.6	$112.3	$113.1

Interest rate at end of period	3.8%	3.8%	4.0%

	Year-To-Date 2013	Fiscal 2012	Year-To-Date 2012
Average end of day loan balance during the period	$0.3	$—	$—
Highest end of day loan balance during the period	10.4	1.1	—
Average interest rate	3.8%	4.0%	4.0%
____________________________________________

(1)	The sublimit availability for the letters of credit was $71.6 million, $87.3 million, and $88.1 million at August 3, 2013, February 2, 2013, and July 28, 2012, respectively.

Letter of credit fees were approximately $0.1 million in both Year-To-Date 2013 and Year-To-Date 2012 and are substantially included in cost of sales.

7.	LEGAL AND REGULATORY MATTERS

During the Second Quarter 2013, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings.  There were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
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
The Company’s effective tax rate for the Second Quarter 2013 and Year-To-Date 2013 was 33.7% and 38.8%, respectively, compared to 33.2% during each of the Second Quarter 2012 and Year-To-Date 2012. The increase in rate for Year-To-Date 2013 compared to Year-To-Date 2012 primarily relates to tax reserves reversed during Year-To-Date 2013 related to certain state audit resolutions and statute of limitation expirations occurring during the year.
During the Second Quarter 2013 and Year-To-Date 2013, the Company recognized less than $0.1 million and $0.1 million, respectively of additional interest expense related to its unrecognized tax benefits. During each of the Second Quarter 2012 and Year-To-Date 2012, the Company recognized $0.1 million of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

9.	INTEREST INCOME (EXPENSE), NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Interest income	$251	$228	$502	$451

Less:
Interest expense – credit facilities	34	39	60	76
Unused line fee	66	110	140	224
Amortization of deferred financing fees	91	91	182	182
Other interest and fees	60	18	60	50
Total interest expense	251	258	442	532
Interest income (expense), net	$—	$(30)	$60	$(81)

10.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores. Included in The Children's Place International segment are the Company's Canadian based stores and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of August 3, 2013, The Children’s Place U.S. operated 983 stores and The Children’s Place International operated 133 stores. As of July 28, 2012, The Children’s Place U.S. operated 954 stores and The Children’s Place International operated 126 stores.

The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales:
The Children’s Place U.S.	$329,953	$310,053	$703,606	$694,836
The Children’s Place International	52,495	50,773	102,006	104,498
Total net sales	$382,448	$360,826	$805,612	$799,334
Gross profit:
The Children’s Place U.S.	$106,553	$95,603	$250,490	$252,010
The Children’s Place International	19,629	19,102	38,960	41,340
Total gross profit	$126,182	$114,705	$289,450	$293,350
Gross Margin:
The Children’s Place U.S.	32.3%	30.8%	35.6%	36.3%
The Children’s Place International	37.4%	37.6%	38.2%	39.6%
Total gross margin	33.0%	31.8%	35.9%	36.7%
Operating income (loss):
The Children’s Place U.S. (1)	$(34,956)	$(25,583)	$(7,021)	$8,867
The Children’s Place International (2)	(690)	(1,207)	(166)	1,403
Total operating income (loss)	$(35,646)	$(26,790)	$(7,187)	$10,270
Operating income (loss) as a percent of net sales:
The Children’s Place U.S.	(10.6)%	(8.3)%	(1.0)%	1.3%
The Children’s Place International	(1.3)%	(2.4)%	(0.2)%	1.3%
Total operating income (loss)	(9.3)%	(7.4)%	(0.9)%	1.3%
Depreciation and amortization:
The Children’s Place U.S.	$13,922	$14,493	$28,481	$28,723
The Children’s Place International	1,671	2,989	3,936	5,977
Total depreciation and amortization	$15,593	$17,482	$32,417	$34,700
Capital expenditures:
The Children’s Place U.S.	$14,300	$16,130	$32,274	$35,290
The Children’s Place International	2,269	6,095	6,396	8,947
Total capital expenditures	$16,569	$22,225	$38,670	$44,237

____________________________________________

(1)
Includes other costs (income) associated with the closures of the West Coast DC and Northeast DC of $0.1 million and $3.1 million for the Second Quarter 2013 and Second Quarter 2012, respectively, and $(1.0) million and $3.9 million, for Year-To-Date 2013 and Year-To-Date 2012, respectively. Also includes a $20.8 million impairment charge for the Second Quarter 2013 and a $1.5 million impairment charge for Year-To-Date 2012 and additional costs incurred related to restructuring, severance and reorganizations of approximately $1.7 million and $1.3 million for the Second Quarter 2013 and Second Quarter 2012, respectively, and $2.2 million and $3.9 million for Year-To-Date 2013 and Year-To-Date 2012, respectively.

(2)	Includes a $1.0 million impairment charge for the Second Quarter 2013.

	August 3, 2013	February 2, 2013	July 28, 2012
Total assets:
The Children’s Place U.S.	$797,025	$746,911	$725,213
The Children’s Place International	160,956	176,499	160,147
Total assets	$957,981	$923,410	$885,360

11.	SUBSEQUENT EVENTS
Subsequent to August 3, 2013 and through August 29, 2013, the Company repurchased approximately 0.1 million shares for approximately $4.7 million, which brought the total under the 2012 Share Repurchase Program to approximately $72.2 million.

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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Second Quarter 2013 — The thirteen weeks ended August 3, 2013.

•	Second Quarter 2012 — The thirteen weeks ended July 28, 2012.

•	Year-To-Date 2013 — The twenty-six weeks ended August 3, 2013.

•	Year-To-Date 2012 — The twenty-six weeks ended July 28, 2012.

•
Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce stores, excluding postage and handling fees. Store closures in the current fiscal year will be excluded from comparable retail sales in the period in which management commits to closure. Stores that temporarily close for non- substantial remodeling will be excluded from comparable retail sales for only the period that they were closed.  A store is considered substantially remodeled if it has been relocated or materially changed in size.

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

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture and sell fashionable, high-quality, value-priced merchandise, virtually all of which is under our proprietary “The Children's Place” and “Place” brand names. Our objective is to deliver high-quality merchandise at value prices. As of August 3, 2013, we operated 1,116 stores throughout North America and our e-commerce business at www.childrensplace.com.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores. Included in The Children's Place International segment are our Canadian based stores, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of August 3, 2013, The Children’s Place U.S. operated 983 stores and The Children’s Place International operated 133 stores. As of July 28, 2012, The Children’s Place U.S. operated 954 stores and The Children’s Place International operated 126 stores.
Operating Highlights
Net sales Year-To-Date 2013 increased by $6.3 million, or 0.8%, to $805.6 million from $799.3 million during Year-To-Date 2012.  Our Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, decreased 3.2% during Year-To-Date 2013 compared to a 1.3% increase during Year-To-Date 2012.
During Year-To-Date 2013, we opened 35 The Children’s Place stores and closed 14. During Year-To-Date 2012, we opened 37 The Children’s Place stores and closed six.
We continued our international store expansion program with our franchise partners opening ten additional stores in the Middle East during Year-To-Date 2013, bringing our total store count to 26. Additionally, during the Second Quarter 2013, we signed a franchise agreement with the Fox Group to open stores in Israel beginning in 2014.

During the first quarter of fiscal 2013, our business was adversely impacted by unfavorable weather conditions, particularly as compared to the unseasonably warm weather during the first quarter of fiscal 2012. Our performance strengthened during the Second Quarter 2013 as the weather became more typical.

During the Second Quarter 2013, we made progress on two important strategic initiatives underway to enhance profitability and improve overall operating results. We completed a comprehensive review of our store portfolio and made the decision to close approximately 100 underperforming stores through fiscal 2016, including approximately 45 stores in fiscal 2013. Store impairment charges of $12.7 million were recorded in the Second Quarter 2013 for these underperforming stores, because of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates. Additionally, we are devoting significant time and resources to the ongoing implementation of our long term systems plan, including enhancing system capabilities to incorporate industry best practices, and to meet the requirements of our international franchisees and wholesale customers. During the Second Quarter 2013, we recorded a $10.3 million charge for asset impairment and SG&A expenses associated with the write-down of certain development costs and obsolete systems that were no longer relevant.

Due to the asset impairment charges, we reported a net loss of $4.4 million, or $0.19 per diluted share during Year-To-Date 2013, compared to net income of $6.8 million, or $0.28 per diluted share, during Year-To-Date 2012.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Average Translation Rates (1)
Canadian Dollar	0.9724	0.9859	0.9786	0.9953
Hong Kong Dollar	0.1289	0.1289	0.1289	0.1289
China Yuan Renminbi	0.1628	0.1576	0.1619	0.1580
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the Second Quarter 2013, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $0.6 million, $0.3 million and $0.1 million, respectively.  For Year-To-Date 2013, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $1.7 million, $0.8 million and $0.2 million, respectively. Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which are priced in U.S. dollars.  The effects of these purchases on our gross profit were decreases of approximately $0.9 million and $1.2 million during the Second Quarter 2013 and Year-To-Date 2013, respectively.

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
Inventory Valuation- We value inventory at the lower of cost or market (“LCM”), with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the LCM calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our LCM reserve as of August 3, 2013 would have impacted net income by approximately $0.2 million.  Our reserve balance at August 3, 2013 was approximately $2.4 million compared to $1.4 million at July 28, 2012.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned, and these awards have an additional service period requirement ("Performance Awards"). Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the employee can earn up to 200% of their Target Shares. Performance Awards generally cliff vest after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of our common stock on the grant date.  Effective with the adoption of the 2011 Equity Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2013 net income by approximately $0.4 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance periods. To the extent that actual operating results for the rest of this fiscal year and future years differ from our estimates, future performance share compensation expense could be significantly different. A 25% increase or decrease in our annual projected operating income for fiscal 2013 would have caused an approximate $2.5 million increase or decrease, respectively, to stock-based compensation expense for Year-To-Date 2013.
Stock Options
We have not issued stock options since fiscal 2008; however, certain stock options issued prior to fiscal 2008 remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at August 3, 2013.
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of August 3, 2013 would have impacted net income by approximately $0.6 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  With the exception of the current fleet optimization program, historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At August 3, 2013, the average net book value per store was approximately $0.2 million.

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
Recently Adopted Accounting Standards
In February 2013, the FASB issued guidance finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires the registrant to disclose either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. In the first quarter of 2013, we adopted the guidance and determined that there were no significant amounts reclassified in the period that would require enhanced disclosure.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses decreased approximately 90 basis points to 32.5% of net sales during the Second Quarter 2013 from 33.4% during the Second Quarter 2012.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	67.0	68.2	64.1	63.3
Gross profit	33.0	31.8	35.9	36.7
Selling, general and administrative expenses	32.5	33.4	30.2	30.4
Asset impairment charge	5.7	0.1	2.7	0.2
Other costs	—	0.8	(0.1)	0.5
Depreciation and amortization	4.1	4.8	4.0	4.3
Operating income (loss)	(9.3)	(7.4)	(0.9)	1.3
Interest (expense), net	—	—	—	—
Income (loss) before income taxes	(9.3)	(7.4)	(0.9)	1.3
Provision (benefit) for income taxes	(3.1)	(2.5)	(0.3)	0.4
Net income (loss)	(6.2)%	(5.0)%	(0.5)%	0.9%
Number of stores, end of period	1,116	1,080	1,116	1,080
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales:
The Children’s Place U.S.	$329,953	$310,053	$703,606	$694,836
The Children’s Place International	52,495	50,773	102,006	104,498
Total net sales	$382,448	$360,826	$805,612	$799,334
Gross profit:
The Children’s Place U.S.	$106,553	$95,603	$250,490	$252,010
The Children’s Place International	19,629	19,102	38,960	41,340
Total gross profit	$126,182	$114,705	$289,450	$293,350
Gross Margin:
The Children’s Place U.S.	32.3%	30.8%	35.6%	36.3%
The Children’s Place International	37.4%	37.6%	38.2%	39.6%
Total gross margin	33.0%	31.8%	35.9%	36.7%

The Second Quarter 2013 Compared to the Second Quarter 2012

Net sales increased by $21.6 million to $382.4 million during the Second Quarter 2013 from $360.8 million during the Second Quarter 2012.  Our net sales increase resulted from a $12.0 million favorable impact from a timing shift resulting from the 53rd week in fiscal 2012, and a $10.2 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales, partially offset by $0.6 million from unfavorable changes in the Canadian exchange rate. Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, declined 0.4% in Second Quarter 2013. A 1.3% increase in average dollar transaction size was offset by a 1.6% decline in the number of transactions. Total e-commerce sales, which include postage and handling, increased to 13.2% of sales in the Second Quarter 2013 from 10.5% in the Second Quarter 2012.
The Children’s Place U.S. net sales increased $19.9 million, or 6.4%, to $330.0 million in the Second Quarter 2013 compared to $310.1 million in the Second Quarter 2012.  This increase resulted from a $12.0 million favorable impact from a timing shift resulting from the 53rd week in fiscal 2012, and a $7.9 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales.  U.S. Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, were flat as an approximate 1.4% increase in the average dollar transaction size was offset by a 1.4% decrease in the number of transactions. Total U.S. e-commerce sales, which include postage and handling, increased to 14.0% of U.S. sales in the Second Quarter 2013 from 11.6% in the Second Quarter 2012.

The Children’s Place International net sales increased $1.7 million, or 3.3%, to $52.5 million in the Second Quarter 2013 compared to $50.8 million in the Second Quarter 2012.  The increase resulted from a $2.3 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales, partially offset by a $0.6 million decrease resulting from unfavorable changes in the Canadian exchange rates. Canadian Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, declined 3.3% in Second Quarter 2013 primarily due to an approximate 3.2% decrease in the number of transactions. Average dollar transaction size was flat. Total International e-commerce sales, which include postage and handling, increased to 8.1% of International sales in the Second Quarter 2013 from 4.1% in the Second Quarter 2012.
During the Second Quarter 2013, we opened 15 stores, consisting of 13 in the United States and two in Canada. During the Second Quarter 2012 we opened 19 stores, consisting of 18 in the United States and one in Canada.
Gross profit increased by $11.5 million to $126.2 million during the Second Quarter 2013 from $114.7 million during the Second Quarter 2012.  Consolidated Gross Margin increased 120 basis points to 33.0% during the Second Quarter 2013 from 31.8% during the Second Quarter 2012. The increase in consolidated Gross Margin resulted primarily from lower cost of goods sold as a percentage of net sales partially offset by a de-leverage of fixed costs due to negative Comparable Retail Sales and higher supply chain costs.
Gross Margin at The Children's Place U.S. increased 150 basis points from 30.8% in the Second Quarter 2012 to 32.3% in the Second Quarter 2013. The increase in Gross Margin resulted primarily from lower cost of goods sold as a percentage of net sales partially offset by a de-leverage of fixed costs due to flat U.S. Comparable Retail Sales and higher supply chain costs.
Gross Margin at The Children's Place International decreased 20 basis points from 37.6% in the Second Quarter 2012 to 37.4% in the Second Quarter 2013. The decrease in Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Canadian Comparable Retail Sales and higher supply chain costs partially offset by lower cost of goods sold as a percentage of net sales. The decrease also resulted from the impact of lower margins on revenue from international franchisees.
Selling, general and administrative expenses increased $3.7 million to $124.4 million during the Second Quarter 2013 from $120.7 million during the Second Quarter 2012. As a percentage of net sales SG&A decreased 90 basis points to 32.5% during the Second Quarter 2013 from 33.4% during the Second Quarter 2012.  The comparability of our SG&A was affected by the following items:

•	during the Second Quarter 2013 we incurred costs of approximately $1.2 million in connection with the development of our strategic, long-term systems plan;

•	during the Second Quarter 2013 we restructured certain store and corporate operations which resulted in costs of approximately $0.5 million; and

•	during the Second Quarter 2012 we incurred approximately $1.1 million of expense related to a legal settlement and as part of a continuing store fleet review, we identified certain store fixtures and supplies that would no longer be used, which resulted in a write-off charge of approximately $0.2 million.

Excluding the effect of the above, SG&A increased approximately $3.3 million, but decreased 100 basis points from the Second Quarter 2012, and included the following variances:

•	store expenses decreased approximately $0.7 million, or 130 basis points, primarily due to expense reduction initiatives in payroll, supplies and maintenance costs;

•
administrative payroll and related expenses decreased by approximately $1.4 million, or 70 basis points, due to employee termination costs primarily resulting from the departure of our chief operating officer during the Second Quarter 2012; and

•
performance-based compensation increased approximately $4.3 million, or 100 basis points, due to an increase in the number of equity awards outstanding during the Second Quarter 2013 compared to the Second Quarter 2012.

Asset impairment charges were $21.8 million during the Second Quarter 2013, $12.7 million of which related to 75 stores, 48 of which were fully impaired and 27 of which were partially impaired. These store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates. Additionally, we recorded asset impairment charges of $9.1 million related to a determination that certain development costs previously incurred were no longer relevant and that certain systems were obsolete. Asset impairment charges were $0.3 million related to two underperforming stores during the Second Quarter 2012.
Other costs were $0.1 million during the Second Quarter 2013 compared to $3.1 million during the Second Quarter 2012 and consisted of exit activities related to management's decision to close our West Coast DC and Northeast DC.
Depreciation and amortization was $15.6 million, or 4.1% of net sales, during the Second Quarter 2013, compared to $17.5 million, or 4.8% of net sales, during the Second Quarter 2012.

Benefit for income taxes was $12.0 million during the Second Quarter 2013 compared to $8.9 million during the Second Quarter 2012.  Our effective tax rate was 33.7% and 33.2% during the Second Quarter 2013 and the Second Quarter 2012, respectively.
Net loss was $23.6 million during the Second Quarter 2013 compared to $17.9 million during the Second Quarter 2012, due to the factors discussed above.  Loss per share was $1.05 in the Second Quarter 2013 compared to $0.74 in the Second Quarter 2012.  This increase in loss per share is due to the increase in net loss for the quarter and to a lower weighted average of common shares outstanding of approximately 1.7 million, which is primarily the result of our share repurchase programs.
Year-To-Date 2013 Compared to Year-To-Date 2012

Net sales increased by $6.3 million to $805.6 million during Year-To-Date 2013 from $799.3 million during Year-To-Date 2012.  Our net sales increase resulted from a $12.0 million favorable impact from a timing shift resulting from the 53rd week in fiscal 2012, and a $13.7 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales, partially offset by a Comparable Retail Sales decrease of $17.7 million and $1.7 million from unfavorable changes in the Canadian exchange rate.  Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, declined 3.2% during Year-To-Date 2013 due to an approximate 2.2% decrease in the number of transactions and an approximate 1.0% decline in the average dollar transaction size. Total e-commerce sales, which include postage and handling, increased to 13.1% of sales during Year-To-Date 2013 from 10.9% during Year-To-Date 2012.
The Children’s Place U.S. net sales increased $8.8 million, or 1.3%, to $703.6 million during Year-To-Date 2013 compared to $694.8 million during Year-To-Date 2012.  This increase resulted from a $12.0 million favorable impact from a timing shift resulting from the 53rd week in fiscal 2012, and a $10.5 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales, partially offset by a U.S. Comparable Retail Sales decrease of $13.7 million. U.S. Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, declined 2.5% during Year-To-Date 2013. The decrease in U.S. Comparable Retail Sales was due to an approximate 1.6% decrease in the number of transactions and an approximate 0.9% decrease in the average dollar transaction size. Total U.S. e-commerce sales, which include postage and handling, increased to 13.9% of U.S. sales during Year-To-Date 2013 from 11.9% during Year-To-Date 2012.
The Children’s Place International net sales decreased $2.5 million, or 2.4%, to $102.0 million during Year-To-Date 2013 compared to $104.5 million during Year-To-Date 2012.  The decrease resulted primarily from a Canadian Comparable Retail Sales decrease of $4.0 million and $1.7 million decrease resulting from unfavorable changes in the Canadian exchange rates, partially offset by a $3.2 million increase in sales from new stores and other sales that did not qualify as comparable sales. Canadian Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, declined 8.5%. The decrease in Canadian Comparable Retail Sales was primarily the result of an approximate 6.7% decrease in the number of transactions and an approximate 1.9% decrease in the average dollar transaction size. Total International e-commerce sales, which include postage and handling, increased to 6.9% of International sales during Year-To-Date 2013 from 4.1% during Year-To-Date 2012.
During Year-To-Date 2013, we opened 35 stores, consisting of 31 in the United States and four in Canada. During Year-To-Date 2012 we opened 37 stores, consisting of 34 in the United States and three in Canada.
Gross profit decreased by $4.0 million to $289.4 million during Year-To-Date 2013 from $293.4 million during Year-To-Date 2012.  Consolidated Gross Margin decreased 80 basis points to 35.9% during Year-To-Date 2013 from 36.7% during Year-To-Date 2012. The decrease in consolidated Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales and higher supply chain costs.
Gross Margin at The Children's Place U.S. decreased 70 basis points from 36.3% during Year-To-Date 2012 to 35.6% during Year-To-Date 2013. The decrease in Gross Margin resulted primarily from a de-leverage of fixed costs due to negative U.S. Comparable Retail Sales and higher supply chain costs partially offset by lower cost of goods sold as a percentage of net sales.
Gross Margin at The Children's Place International decreased 140 basis points from 39.6% during Year-To-Date 2012 to 38.2% during Year-To-Date 2013. The decrease in Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales and higher supply chain costs partially offset by lower cost of goods sold as a percentage of net sales. The decrease also resulted from the impact of lower margins on revenue from international franchisees.
Selling, general and administrative expenses increased $0.4 million to $243.4 million during Year-To-Date 2013 from $243.0 million during Year-To-Date 2012. As a percentage of net sales SG&A decreased 20 basis points to 30.2% during Year-To-Date 2013 from 30.4% during Year-To-Date 2012.  The comparability of our SG&A was affected by the following items:

•
during Year-To-Date 2013 we restructured certain store and corporate operations which resulted in costs of approximately $1.0 million and we incurred costs of approximately $1.2 million in connection with the development of our strategic, long-term systems plan; and

•
during Year-To-Date 2012 we streamlined our field workforce and eliminated certain positions in our corporate headquarters which resulted in severance expense of approximately $2.0 million, we incurred approximately $1.1 million of expense related to a legal settlement and as part of a continuing store fleet review and we identified certain store fixtures and supplies that would no longer be used, which resulted in a write-off charge of approximately $0.9 million.

Excluding the effect of the above, SG&A increased approximately $2.2 million, but was flat as a percentage of net sales, and included the following variances:

•	store expenses decreased approximately $1.8 million, or 40 basis points, primarily due to expense reduction initiatives in payroll, supplies and maintenance costs;

•
administrative payroll and related expenses decreased by approximately $1.2 million, or 20 basis points due to employee termination costs primarily resulting from the departure of our chief operating officer during the Second Quarter 2012;

•	marketing expenses decreased approximately $1.2 million, or 20 basis points, resulting from decreased direct mailings, signage advertising and the timing of certain promotions; and

•
performance-based compensation increased approximately $6.3 million, or 80 basis points, due to an increase in the number of equity awards outstanding during the Second Quarter 2013 compared to the Second Quarter 2012.

Asset impairment charges were $21.8 million during Year-To-Date 2013, $12.7 million of which related to 75 stores, 48 of which were fully impaired and 27 of which were partially impaired. These store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates. Additionally, we recorded asset impairment charges of $9.1 million related to a determination that certain development costs previously incurred were no longer relevant and that certain systems were obsolete. Asset impairment charges were $1.5 million related to three underperforming stores during Year-To-Date 2012.
Other costs (income) were $1.0 million of income during Year-To-Date 2013 compared to expense of $3.9 million during Year-To-Date 2012 and consist of exit activities related to management's decision to close our West Coast DC and Northeast DC.
Depreciation and amortization was $32.4 million, or 4.0% of net sales, during Year-To-Date 2013, compared to $34.7 million, or 4.3% of net sales, during Year-To-Date 2012.
Provision (benefit) for income taxes was a $2.8 million benefit during Year-To-Date 2013 compared to a $3.4 million provision during Year-To-Date 2012.  Our effective tax rate was 38.8% and 33.2% during Year-To-Date 2013 and Year-To-Date 2012, respectively. The increase in rate for Year-To-Date 2013 compared to Year-To-Date 2012 primarily relates to tax reserves reversed during Year-To-Date 2013 related to certain state audit resolutions and statute of limitation expirations occurring during the year.
Net income (loss) was a $4.4 million loss during Year-To-Date 2013 compared to income of $6.8 million during Year-To-Date 2012, due to the factors discussed above. Loss per diluted share was $0.19 during Year-To-Date 2013 compared to earnings per share of $0.28 during Year-To-Date 2012. This decrease in earnings per share is due to a decrease in net income and a lower weighted average diluted shares outstanding of approximately 1.8 million, which is primarily the result of our share repurchase programs.

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
Our working capital decreased $20.1 million to $315.1 million at August 3, 2013 compared to $335.2 million at July 28, 2012.  This change is due to higher inventory balances offset by increased accounts payable and accrued expenses and other current liabilities. During Year-To-Date 2013, under our share repurchase programs, we repurchased approximately 1.0 million shares for approximately $47.8 million.  Subsequent to August 3, 2013 and through August 29, 2013, we repurchased approximately 0.1 million shares for approximately $4.7 million.

Our credit facility provides for borrowings up to the lesser of $150.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At August 3, 2013, our borrowing base was $150.0 million, we had no outstanding borrowings and there were $53.4 million of outstanding letters of credit, with $96.6 million of availability for borrowings and a sublimit availability for letters of credit of $71.6 million.
As of August 3, 2013, we had $149.7 million of cash and cash equivalents, of which $124.6 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $79.4 million was in our Canadian subsidiaries, $35.7 million was in our Hong Kong subsidiaries and $9.5 million was in other foreign subsidiaries. As of August 3, 2013 we also had a short-term investment of $35.0 million in Hong Kong. Because all of our investments in our foreign subsidiaries are considered permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
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
As of August 3, 2013, we have capitalized an aggregate of approximately $3.7 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at August 3, 2013 was approximately $1.4 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2013, cash flows provided by operating activities were $64.2 million compared to $60.6 million during Year-To-Date 2012.  The net increase of $3.6 million in cash from operating activities resulted primarily from the timing of payments on accounts payable and other current liabilities offset by higher inventories, primarily due to the timing of inventory receipts.
During Year-To-Date 2013 cash flows used in investing activities were $58.7 million compared to $44.3 million during Year-To-Date 2012. This increase was due to the purchase of a $20.0 million short-term investment partially offset by a $5.6 million decrease in purchases of property and equipment.
During Year-To-Date 2013, cash flows used in financing activities were $46.5 million compared to $33.9 million during Year-To-Date 2012.  The increase primarily resulted from purchases of $47.9 million of our common stock, pursuant to our share repurchase programs during Year-To-Date 2013 compared to purchases of $34.9 million of our common stock during Year-To-Date 2012, partially offset by a $0.4 million increase in proceeds from the exercise of stock options.
We anticipate that total capital expenditures will be in the range of approximately $90 to $95 million in fiscal 2013.  During Year-To-Date 2013, we opened 35 stores and remodeled 82 at an aggregate cost of approximately $27.7 million, of which approximately $6.4 million relates to our Canadian operations.  We have spent approximately $10.8 million on information technology, our corporate offices and other strategic initiatives and approximately $0.2 million on projects in our distribution centers.  Over the next two quarters, we anticipate additional capital expenditures of approximately $33.0 million on store projects, approximately $19.0 million on information technology, including enterprise resource planning and e-commerce systems, and approximately $1.0 million on projects in our distribution centers. Of these expenditures, approximately $4.0 million relates to our Canadian operations.
Our ability to continue to meet our capital requirements in fiscal 2013 depends on our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2013, we were able to fund our capital expenditures with cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements over the next 12 months.  Further, we do not expect the current economic conditions to preclude us from meeting our cash requirements.
Historically, we have funded our capital expenditures primarily from operations. With a domestic cash balance of $25.1 million and a Canadian cash balance of $79.4 million at August 3, 2013, and $96.6 million of availability on our credit facility, we expect to meet our capital requirements for the remainder of fiscal 2013.

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
Short-term Investments
Short-term investments consist of time deposits which we expect to convert into cash within one year which have original maturities greater than 90 days. Because of the short-term nature of these instruments, changes in interest rates would not materially affect the fair value of these financial instruments.
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  During Year-To-Date 2013 we had no borrowings under the credit facility and any change in interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of August 3, 2013, net assets in Canada and Hong Kong were approximately $128.9 million and $61.8 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $12.0 million and $6.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of August 3, 2013, we had approximately $116.2 million of our cash and cash equivalents held in foreign countries, of which approximately $79.4 million was in Canada, approximately $35.7 million was in Hong Kong and approximately $1.1 million was in other foreign countries. As of August 3, 2013, our short-term investment of $35.0 million was held in Hong Kong.
Foreign Operations
Approximately 12% of our consolidated net sales and approximately 13% of our total costs and expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2013 net sales could have decreased or increased by approximately $9.6 million and total costs and expenses could have decreased or increased by approximately $12.4 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At August 3, 2013, we had foreign currency denominated receivables and payables, including inter-company balances, of $11.5 million and $19.2 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.
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
Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of August 3, 2013. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of August 3, 2013, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
 The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
5/5/13-6/1/13 (1)	347,320	$51.14	346,100	$38,453
6/2/13-7/6/13	110,000	53.68	110,000	32,549
7/7/13-8/3/13 (2)	481	54.32	—	32,549
Total	457,801	$51.76	456,100	$32,549
____________________________________________

(1)	Includes 1,220 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan.

(2)	Includes 481 shares withheld to cover taxes in conjunction with the vesting of a stock award.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date:	September 3, 2013	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	September 3, 2013	By:	/S/ MICHAEL SCARPA
MICHAEL SCARPA
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)