Form 10-Q
period 2013-11-02
CHILDRENS PLACE RETAIL STORES INC
filed 2013-12-05
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of December 3, 2013 was 22,272,972 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 2, 2013

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 2, 2013	February 2, 2013	October 27, 2012
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,746	$194,128	$203,101
Short-term investments	52,500	15,000	—
Accounts receivable	26,267	18,490	25,948
Inventories	337,172	266,976	296,398
Prepaid expenses and other current assets	33,856	40,927	36,709
Deferred income taxes	14,642	9,714	7,220
Total current assets	606,183	545,235	569,376
Long-term assets:
Property and equipment, net	318,021	330,101	335,953
Deferred income taxes	46,522	43,678	49,523
Other assets	3,991	4,396	4,159
Total assets	$974,717	$923,410	$959,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$117,554	$87,461	$99,342
Income taxes payable	15,502	2,459	7,911
Accrued expenses and other current liabilities	118,832	101,586	105,264
Total current liabilities	251,888	191,506	212,517
Long-term liabilities:
Deferred rent liabilities	90,438	92,598	95,454
Other tax liabilities	7,420	7,864	9,076
Other long-term liabilities	9,436	10,493	7,634
Total liabilities	359,182	302,461	324,681
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 22,321, 23,179 and 23,993 issued; 22,289, 23,155 and 23,970 outstanding	2,232	2,318	2,399
Additional paid-in capital	223,117	215,691	214,695
Treasury stock, at cost (32, 24, 23 shares)	(1,513)	(1,119)	(1,057)
Deferred compensation	1,513	1,119	1,057
Accumulated other comprehensive income	7,335	13,258	13,174
Retained earnings	382,851	389,682	404,062
Total stockholders’ equity	615,535	620,949	634,330
Total liabilities and stockholders’ equity	$974,717	$923,410	$959,011
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$492,680	$500,928	$1,298,292	$1,300,262
Cost of sales (exclusive of depreciation and amortization)	290,919	291,395	807,081	797,379

Gross profit	201,761	209,533	491,211	502,883

Selling, general and administrative expenses	123,521	131,875	366,937	374,829
Asset impairment charges	—	539	21,766	2,069
Other costs (income)	200	570	(762)	4,466
Depreciation and amortization	16,473	23,023	48,890	57,723

Operating income	61,567	53,526	54,380	63,796
Interest income (expense), net	82	(23)	142	(104)

Income before income taxes	61,649	53,503	54,522	63,692
Provision for income taxes	19,910	16,198	17,147	19,577

Net income	$41,739	$37,305	$37,375	$44,115

Earnings per common share
Basic	$1.87	$1.55	$1.65	$1.82
Diluted	$1.84	$1.54	$1.63	$1.80

Weighted average common shares outstanding
Basic	22,337	24,086	22,632	24,290
Diluted	22,628	24,293	22,896	24,453

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$41,739	$37,305	$37,375	$44,115
Other Comprehensive Income:
Foreign currency translation adjustment	(181)	589	(5,923)	294
Comprehensive income	$41,558	$37,894	$31,452	$44,409

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,375	$44,115
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	48,890	57,723
Stock-based compensation	16,491	10,406
Excess tax benefits from stock-based compensation	(74)	(91)
Deferred taxes	(12,155)	(2,507)
Asset impairment charges	21,766	2,069
Deferred rent expense and lease incentives	(8,793)	(9,648)
Other	5,530	5,211
Changes in operating assets and liabilities:
Inventories	(71,603)	(58,308)
Prepaid expenses and other assets	(6,858)	(11,070)
Income taxes payable, net of prepayments	22,784	24,065
Accounts payable and other current liabilities	42,796	71,334
Deferred rent and other liabilities	3,028	10,175
Total adjustments	61,802	99,359
Net cash provided by operating activities	99,177	143,474
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(57,158)	(71,380)
Purchase of short-term investments	(37,500)	—
Change in company-owned life insurance policies	5	(36)
Net cash used in investing activities	(94,653)	(71,416)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for letters of credit under revolving credit facility	120,537	96,040
Repayments for letters of credit under revolving credit facility	(120,537)	(96,040)
Purchase and retirement of common stock, including transaction costs	(54,846)	(47,730)
Exercise of stock options	1,414	2,184
Excess tax benefits from stock-based compensation	74	91
Net cash used in financing activities	(53,358)	(45,455)
Effect of exchange rate changes on cash	(3,548)	(157)
Net (decrease) increase in cash and cash equivalents	(52,382)	26,446
Cash and cash equivalents, beginning of period	194,128	176,655
Cash and cash equivalents, end of period	$141,746	$203,101

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012
OTHER CASH FLOW INFORMATION:
Net cash paid (refunded) during the period for income taxes	$6,368	$(1,908)
Cash paid during the period for interest	383	515
Increase (decrease) in accrued purchases of property and equipment	1,214	2,783

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place Retail Stores, Inc. (the “Company”) as of November 2, 2013 and October 27, 2012 and the results of its consolidated operations and cash flows for the thirty-nine weeks ended November 2, 2013 and October 27, 2012. The consolidated financial position as of February 2, 2013 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirty-nine weeks ended November 2, 2013 and October 27, 2012 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	Third Quarter 2013 — The thirteen weeks ended November 2, 2013.

•	Third Quarter 2012 — The thirteen weeks ended October 27, 2012.

•	Year-To-Date 2013 — The thirty-nine weeks ended November 2, 2013.

•	Year-To-Date 2012 — The thirty-nine weeks ended October 27, 2012.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.3 million, $0.7 million, and $0.6 million at November 2, 2013, February 2, 2013 and October 27, 2012, respectively.  The cash surrender value of the COLIs, at fair value, was approximately $0.7 million at each of November 2, 2013, February 2, 2013 and October 27, 2012.  Company stock was $1.5 million, $1.1 million, and $1.1 million at November 2, 2013, February 2, 2013 and October 27, 2012, respectively.
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
In August 2012, management approved a plan to close the Company's distribution center in Dayton, New Jersey ("Northeast DC") and move the operations to its Southeast DC. The Company ceased operations in the Northeast DC during the fourth quarter of fiscal 2012. The lease of its Northeast DC expires in January 2021 and the Company ceased using the facility in May 2013. During fiscal 2012, the Company recognized approximately $6.8 million of costs in exiting the Northeast DC, which primarily included lease termination costs (net of anticipated sublease income), accelerated depreciation, and severance to affected employees. During the second quarter of 2013, the Company executed a sublet arrangement for this facility. As a result of higher than anticipated sublease income, the Company reduced the Northeast DC accrual by $1.5 million during Year-To-Date 2013. These costs are included in other costs in the accompanying condensed consolidated statements of operations. Remaining costs associated with the exit of the Northeast DC are not expected to be material.

At October 27, 2012, the Company had a remaining accrual of $2.3 million related to the West Coast DC and Northeast DC lease termination costs, of which $0.7 million was included in accrued expenses and other current liabilities and $1.6 million was included in other long-term liabilities. The following table provides details of the remaining accruals for the West Coast DC and Northeast DC as of November 2, 2013, of which approximately $1.7 million was included in accrued expenses and other current liabilities and approximately $2.0 million was included in other long-term liabilities (dollars in thousands):

	Other Associated Costs	Lease Termination Costs	Total
Balance at February 2, 2013	$—	$8,376	$8,376
Restructuring costs	398	(1,160)	(762)
Payments and reductions	(398)	(3,547)	(3,945)
Balance at November 2, 2013	$—	$3,669	$3,669
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
The Company's Board of Directors authorized the following share repurchase programs: (1) $100 million on March 3, 2011 (the “2011 Share Repurchase Program”); (2) $50 million on March 7, 2012 (the "2012 $50 million Share Repurchase Program"); and (3) $100 million on November 26, 2012 (the "2012 Share Repurchase Program").  The 2012 $50 million Share Repurchase Program and the 2011 Share Repurchase Program have been completed. At November 2, 2013, there was approximately $25.7 million remaining on the 2012 Share Repurchase Program. Under the 2012 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
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
The following table summarizes the Company's share repurchases (in thousands):

	Thirty-nine Weeks Ended
	November 2, 2013		October 27, 2012
	Shares	Value	Shares	Value
Shares repurchases related to:
2011 Share Repurchase Program	—	$—	377.2	$19,245
2012 $50 million Share Repurchase Program	—	—	558.0	28,428
2012 Share Repurchase Program (1)	1,097.1	54,714	—	—
Withholding taxes	1.8	132	1.0	57
Shares acquired and held in treasury	7.6	$394	14.0	$675

(1)	Subsequent to November 2, 2013 and through December 3, 2013, the Company repurchased less than 0.1 million shares for approximately $1.0 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2013 and Year-To-Date 2012, approximately $44.2 million and $39.5 million, respectively, were charged to retained earnings.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Deferred Awards	$3,243	$2,514	$10,085	$8,115
Performance Awards	2,298	935	6,406	2,291
Total stock-based compensation expense (1)	$5,541	$3,449	$16,491	$10,406
____________________________________________

(1)
During the Third Quarter 2013 and the Third Quarter 2012, approximately $0.3 million and $0.4 million, respectively, were included in cost of sales. During Year-To-Date 2013 and Year-To-Date 2012, approximately $1.9 million and $1.1 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $6.5 million and $4.1 million for Year-To-Date 2013 and Year-To-Date 2012, respectively.
Awards Granted During Year-To-Date 2013
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during Year-To-Date 2013. Awards were issued in connection with annual performance reviews, new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually.  Deferred Awards granted to the Board of Directors vest generally after one year. In general, the Performance Awards have three annual performance periods and one three-year cumulative performance period and, if earned, vest upon completion of the three year performance period. As required by her employment contract, the Performance Award granted to the Company's Chief Executive Officer and President, if earned, has a one year vest period. Depending on the final adjusted operating income for the Company's performance periods, the percentage of Target Shares earned can be 0% and range up to 200%.

Unfavorable weather conditions across the country resulted in the Company achieving revenues which were well below operating plan for the first quarter of 2013. As a result, prior to the end of the first quarter of 2013, the Board of Directors chose to revise the operating plan for the 2013 fiscal year. The Board revised the plan in a manner which will require management to reverse the first quarter trends and to achieve results for the remainder of fiscal 2013 which exceed the results attained during the comparable period in fiscal 2012. Following the Board action, the Compensation Committee revised the performance target (and related threshold and maximum) for purposes of the Company's Performance Awards granted during the first quarter of 2013 to bring them in line with the revised operating plan. However, in order to take into account the first quarter of 2013 results, the revised threshold, target and maximum levels were set such that achievement of the revised performance target for fiscal 2013 will result in less than the number of Target Shares being earned. The revisions to Performance Award targets resulted in an increase to stock-based compensation expense of $1.7 million for the Company's Year-To-Date 2013.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2013
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	560	$49.53
Granted	372	48.61
Vested	(191)	49.46
Forfeited	(47)	48.93
Unvested Deferred Awards, end of period	694	$49.10

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $24.1 million as of November 2, 2013, which will be recognized over a weighted average period of approximately 2.5 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	172	$48.59
Granted	204	47.89
Vested	(2)	46.48
Forfeited	(10)	47.25
Unvested Performance Awards, end of period	364	$48.25
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

For those awards in which the performance period is not yet complete, the cumulative expense recognized reflects changes in operating income estimates as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $7.6 million as of November 2, 2013, which will be recognized over a weighted average period of approximately 1.6 years.
Stock Options
At November 2, 2013, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Year-To-Date 2013 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of period	84	$30.08	3.5	$1,633
Exercised	(48)	30.54	N/A	899
Forfeited	—	—	N/A	13
Options outstanding and exercisable, end of period	36	$29.54	3.9	$898

4.	NET INCOME PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$41,739	$37,305	$37,375	$44,115

Basic weighted average common shares	22,337	24,086	22,632	24,290
Dilutive effect of stock awards	291	207	264	163
Diluted weighted average common shares	22,628	24,293	22,896	24,453
Antidilutive stock awards	—	3	42	7
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	November 2, 2013	February 2, 2013	October 27, 2012
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	35,548
Material handling equipment	10-15 yrs	48,345	48,346	52,547
Leasehold improvements	Lease life	379,253	391,311	402,103
Store fixtures and equipment	3-10 yrs	245,892	265,030	270,140
Capitalized software	5-10 yrs	72,642	65,885	71,553
Construction in progress	—	34,825	34,433	37,464
		819,908	843,956	872,758
Accumulated depreciation and amortization		(501,887)	(513,855)	(536,805)
Property and equipment, net		$318,021	$330,101	$335,953

During the second quarter of fiscal 2013, the Company conducted a review of its store portfolio using business hurdles management designed to enhance profitability and improve overall operating results.  Based on this review, the Company compiled a list of underperforming stores targeted for closure (the “Disposition List”).  The Company plans to close approximately 110 underperforming stores through fiscal 2016, including approximately 40 stores in fiscal 2013. The Company also identified additional underperforming stores for which the Company will review its options for improving their financial performance, including but not limited to negotiating occupancy relief, in order to achieve the business hurdles.  If these stores are unable to do so, then the Company will move them to the Disposition List.

At November 2, 2013, the Company performed impairment testing on 1,066 stores with a total net book value of approximately $168.4 million. During the Third Quarter 2013 the Company did not incur any asset impairment charges. During Year-To-Date 2013, the Company recorded store asset impairment charges of $12.7 million for 75 stores, of which 48 were fully impaired and 27 partially impaired.
Company management continues to believe that making progress on its systems implementations will be one of the key drivers to improve its operations and strengthen its financial performance.  During the second quarter of fiscal 2013 the Company established a strategic long term systems plan.  As part of this plan, the Company concluded that certain development costs previously incurred were no longer relevant and deemed certain systems to be obsolete and needed to be replaced by enhanced capabilities in order to incorporate industry best practices as well as service our international franchisees and wholesale business partners. Accordingly, the Company recorded asset impairment charges of $9.1 million and incurred $1.2 million of selling, general and administrative expenses related to the write-down of some previously capitalized development costs and obsolete systems.

At October 27, 2012, the Company performed impairment testing on 1,004 stores with a total net book value of approximately $166.1 million. During the Third Quarter 2012, the Company recorded $0.5 million of impairment charges primarily related to two underperforming stores, which were both partially impaired. During Year-To-Date 2012, the Company recorded a $2.1 million impairment charge primarily related to five underperforming stores, of which two were fully impaired and three were partially impaired.
As of November 2, 2013, February 2, 2013 and October 27, 2012, the Company had approximately $5.5 million, $4.3 million and $8.9 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

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
As of November 2, 2013, the Company has capitalized an aggregate of approximately $3.7 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at November 2, 2013 was approximately $1.4 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.

The table below presents the components (in millions) of the Company’s credit facility:

	November 2, 2013	February 2, 2013	October 27, 2012
Credit facility maximum	$150.0	$150.0	$150.0
Borrowing base	150.0	150.0	150.0

Outstanding borrowings	—	—	—
Letters of credit outstanding—merchandise	3.7	27.1	24.6
Letters of credit outstanding—standby	10.2	10.6	10.6
Utilization of credit facility at end of period	13.9	37.7	35.2

Availability (1)	$136.1	$112.3	$114.8

Interest rate at end of period	3.8%	3.8%	4.0%

	Year-To-Date 2013	Fiscal 2012	Year-To-Date 2012
Average end of day loan balance during the period	$—	$—	$—
Highest end of day loan balance during the period	10.4	1.1	1.1
Average interest rate	3.8%	4.0%	4.0%
____________________________________________

(1)	The sublimit availability for the letters of credit was $111.1 million, $87.3 million, and $89.8 million at November 2, 2013, February 2, 2013, and October 27, 2012, respectively.

Letter of credit fees were approximately $0.2 million in both Year-To-Date 2013 and Year-To-Date 2012 and are substantially included in cost of sales.

7.	LEGAL AND REGULATORY MATTERS

During the Third Quarter 2013, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
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
The Company’s effective tax rate for the Third Quarter 2013 and Year-To-Date 2013 was 32.3% and 31.4%, respectively, compared to 30.3% and 30.7% during the Third Quarter 2012 and Year-To-Date 2012, respectively. The increase in rate for Year-To-Date 2013 compared to Year-To-Date 2012 primarily relates to the anticipated mix of income between high tax jurisdictions and low taxed jurisdictions used in calculating the effective tax rates in 2013 compared to 2012.
During the Third Quarter 2013 and Year-To-Date 2013, the Company recognized less than $0.1 million and $0.1 million, respectively of additional interest expense related to its unrecognized tax benefits. During the Third Quarter 2012 and Year-To-Date 2012, the Company recognized $0.1 million and $0.2 million, respectively of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

9.	INTEREST INCOME (EXPENSE), NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Interest income	$290	$234	$792	$685

Less:
Interest expense – credit facilities	33	39	93	115
Unused line fee	74	100	214	324
Amortization of deferred financing fees	91	91	273	273
Other interest and fees	10	27	70	77
Total interest expense	208	257	650	789
Interest income (expense), net	$82	$(23)	$142	$(104)

10.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores. Included in The Children's Place International segment are the Company's Canadian based stores and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of November 2, 2013, The Children’s Place U.S. operated 990 stores and The Children’s Place International operated 133 stores. As of October 27, 2012, The Children’s Place U.S. operated 973 stores and The Children’s Place International operated 129 stores.

The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales:
The Children’s Place U.S.	$421,070	$424,854	$1,124,676	$1,119,690
The Children’s Place International	71,610	76,074	173,616	180,572
Total net sales	$492,680	$500,928	$1,298,292	$1,300,262
Gross profit:
The Children’s Place U.S.	$168,753	$173,384	$419,243	$425,394
The Children’s Place International	33,008	36,149	71,968	77,489
Total gross profit	$201,761	$209,533	$491,211	$502,883
Gross Margin:
The Children’s Place U.S.	40.1%	40.8%	37.3%	38.0%
The Children’s Place International	46.1%	47.5%	41.5%	42.9%
Total gross margin	41.0%	41.8%	37.8%	38.7%
Operating income:
The Children’s Place U.S. (1)	$49,199	$40,407	$42,178	$49,274
The Children’s Place International (2)	12,368	13,119	12,202	14,522
Total operating income	$61,567	$53,526	$54,380	$63,796
Operating income as a percent of net sales:
The Children’s Place U.S.	11.7%	9.5%	3.8%	4.4%
The Children’s Place International	17.3%	17.2%	7.0%	8.0%
Total operating income	12.5%	10.7%	4.2%	4.9%
Depreciation and amortization:
The Children’s Place U.S.	$14,584	$19,497	$43,065	$48,220
The Children’s Place International	1,889	3,526	5,825	9,503
Total depreciation and amortization	$16,473	$23,023	$48,890	$57,723
Capital expenditures:
The Children’s Place U.S.	$17,117	$24,783	$49,391	$60,073
The Children’s Place International	1,371	2,360	7,767	11,307
Total capital expenditures	$18,488	$27,143	$57,158	$71,380

____________________________________________

(1)
Includes other costs (income) associated with the closures of the West Coast DC and Northeast DC of $0.2 million and $0.6 million for the Third Quarter 2013 and Third Quarter 2012, respectively, and $(0.8) million and $4.5 million, for Year-To-Date 2013 and Year-To-Date 2012, respectively. Also includes a $20.8 million impairment charge for Year-To-Date 2013 and a $0.5 million and $2.1 million impairment charge for Third Quarter 2012 and Year-To-Date 2012, respectively. There was no impairment charge for the Third Quarter 2013. Also includes additional costs incurred related to restructuring, severance and reorganizations of approximately $0.3 million and $0.0 million for the Third Quarter 2013 and Third Quarter 2012, respectively and $2.5 million and $3.9 million for Year-To-Date 2013 and Year-To-Date 2012, respectively.

(2)	Includes a $1.0 million impairment charge for Year-To-Date 2013.

	November 2, 2013	February 2, 2013	October 27, 2012
Total assets:
The Children’s Place U.S.	$810,644	$746,911	$785,640
The Children’s Place International	164,073	176,499	173,371
Total assets	$974,717	$923,410	$959,011

11.	SUBSEQUENT EVENTS
Subsequent to November 2, 2013 and through December 3, 2013, the Company repurchased less than 0.1 million shares for approximately $1.0 million, which brought the total under the 2012 Share Repurchase Program to approximately $75.3 million.

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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Third Quarter 2013 — The thirteen weeks ended November 2, 2013.

•	Third Quarter 2012 — The thirteen weeks ended October 27, 2012.

•	Year-To-Date 2013 — The thirty-nine weeks ended November 2, 2013.

•	Year-To-Date 2012 — The thirty-nine weeks ended October 27, 2012.

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

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture and sell fashionable, high-quality, value-priced merchandise, virtually all of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. Our objective is to deliver high-quality merchandise at value prices. As of November 2, 2013, we operated 1,123 stores throughout North America and our e-commerce business at www.childrensplace.com.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores. Included in The Children's Place International segment are our Canadian based stores, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of November 2, 2013, The Children’s Place U.S. operated 990 stores and The Children’s Place International operated 133 stores. As of October 27, 2012, The Children’s Place U.S. operated 973 stores and The Children’s Place International operated 129 stores.
Operating Highlights
Net sales Year-To-Date 2013 decreased by $2.0 million, or 0.2%, to $1,298.3 million from $1,300.3 million during Year-To-Date 2012.  Our Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, decreased 2.3% during Year-To-Date 2013 compared to a 0.3% increase during Year-To-Date 2012.
As a percentage of net sales, SG&A decreased 50 basis points to 28.3% during Year-To-Date 2013 from 28.8% during Year-To-Date 2012. Managing company-wide expenses has been a key focus for the entire organization, and we were able to manage store and administrative payroll effectively during Year-To-Date 2013, particularly during the slow traffic weeks in the stores.

We reported net income of $37.4 million, or $1.63 per diluted share during Year-To-Date 2013, compared to net income of $44.1 million, or $1.80 per diluted share, during Year-To-Date 2012.

During Year-To-Date 2013, we opened 45 The Children’s Place stores and closed 17. During Year-To-Date 2012, we opened 60 The Children’s Place stores and closed seven.
We continued our international store expansion program with our franchise partners opening 16 additional stores in the Middle East during Year-To-Date 2013, bringing our total store count to 32. Additionally, during the second quarter of 2013, we signed a franchise agreement with the Fox Group to open stores in Israel beginning in 2014.

During the first quarter of fiscal 2013, our business was adversely impacted by unfavorable weather conditions. Our performance strengthened during the second quarter of fiscal 2013 as the weather became more typical. After a strong back-to-school period, the onset of warmer weather and the uncertainty surrounding the government shut-down made for a challenging mid-quarter. However, with cooler temperatures and a temporary end to the controversy in Washington, sales accelerated significantly throughout October.

During the second quarter of fiscal 2013, we made progress on two important strategic initiatives underway to enhance profitability and improve overall operating results. We completed a comprehensive review of our store portfolio after which store impairment charges of $12.7 million were recorded in the second quarter of fiscal 2013 because of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates. Additionally, we are devoting significant time and resources to the ongoing implementation of our long term systems plan, including enhancing system capabilities to incorporate industry best practices, and to meet the requirements of our international franchisees and wholesale customers. During the second quarter of fiscal 2013, we recorded a $10.3 million charge for asset impairment and SG&A expenses associated with the write-down of certain development costs and obsolete systems that were no longer relevant.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Average Translation Rates (1)
Canadian Dollar	0.9641	1.0121	0.9738	1.0009
Hong Kong Dollar	0.1290	0.1290	0.1289	0.1289
China Yuan Renminbi	0.1635	0.1579	0.1624	0.1580
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the Third Quarter 2013, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $3.3 million, $1.6 million and $0.5 million, respectively.  For Year-To-Date 2013, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $5.0 million, $2.4 million and $0.7 million, respectively. Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which are priced in U.S. dollars.  The effects of these purchases on our gross profit were decreases of approximately $2.8 million and $3.9 million during the Third Quarter 2013 and Year-To-Date 2013, respectively.

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
Inventory Valuation- We value inventory at the lower of cost or market (“LCM”), with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the LCM calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our LCM reserve as of November 2, 2013 would have impacted net income by approximately $0.2 million.  Our reserve balance at November 2, 2013 was approximately $2.4 million compared to $0.6 million at October 27, 2012.
Additionally, we adjust our inventory based upon an annual physical inventory, which is taken during the last quarter of the fiscal year.  Based on the results of our historical physical inventories, an estimated shrink rate is used for each successive quarter until the next annual physical inventory, or sooner if facts or circumstances should indicate differently.  A 1% difference in our shrinkage rate at retail could impact each quarter's net income by approximately $0.9 million.
Stock-Based Compensation- We account for stock-based compensation according to the provisions of the “Compensation-Stock Compensation” topic of the FASB ASC.

Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned, and these awards have an additional service period requirement ("Performance Awards"). Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the employee can earn up to 200% of their Target Shares. Performance Awards generally cliff vest after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of our common stock on the grant date.  Effective with the adoption of the 2011 Equity Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2013 net income by approximately $0.6 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance periods. To the extent that actual operating results for the rest of this fiscal year and future years differ from our estimates, future performance share compensation expense could be significantly different. A 25% increase or decrease in our annual projected operating income for fiscal 2013 would have caused an approximate $3.7 million increase or a $3.8 million decrease, respectively, to stock-based compensation expense for Year-To-Date 2013.
Stock Options
We have not issued stock options since fiscal 2008; however, certain issued stock options remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at November 2, 2013.
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of November 2, 2013 would have impacted net income by approximately $0.7 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  With the exception of the current fleet optimization program, historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At November 2, 2013, the average net book value per store was approximately $0.2 million.
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
Recently Adopted Accounting Standards
In February 2013, the FASB issued guidance finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires the registrant to disclose either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. In the first quarter of 2013, we adopted the guidance and determined that there were no significant amounts reclassified in the current period or prior periods that would require enhanced disclosure.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses decreased approximately 120 basis points to 25.1% of net sales during the Third Quarter 2013 from 26.3% during the Third Quarter 2012.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	59.0	58.2	62.2	61.3
Gross profit	41.0	41.8	37.8	38.7
Selling, general and administrative expenses	25.1	26.3	28.3	28.8
Asset impairment charge	—	0.1	1.7	0.2
Other costs	—	0.1	(0.1)	0.3
Depreciation and amortization	3.3	4.6	3.8	4.4
Operating income (loss)	12.5	10.7	4.2	4.9
Interest (expense), net	—	—	—	—
Income (loss) before income taxes	12.5	10.7	4.2	4.9
Provision (benefit) for income taxes	4.0	3.2	1.3	1.5
Net income (loss)	8.5%	7.4%	2.9%	3.4%
Number of stores, end of period	1,123	1,102	1,123	1,102
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales:
The Children’s Place U.S.	$421,070	$424,854	$1,124,676	$1,119,690
The Children’s Place International	71,610	76,074	173,616	180,572
Total net sales	$492,680	$500,928	$1,298,292	$1,300,262
Gross profit:
The Children’s Place U.S.	$168,753	$173,384	$419,243	$425,394
The Children’s Place International	33,008	36,149	71,968	77,489
Total gross profit	$201,761	$209,533	$491,211	$502,883
Gross Margin:
The Children’s Place U.S.	40.1%	40.8%	37.3%	38.0%
The Children’s Place International	46.1%	47.5%	41.5%	42.9%
Total gross margin	41.0%	41.8%	37.8%	38.7%

The Third Quarter 2013 Compared to the Third Quarter 2012

Net sales decreased by $8.2 million, or 1.6%, to $492.7 million during the Third Quarter 2013 from $500.9 million during the Third Quarter 2012.  Our net sales decrease resulted from a $12 million unfavorable impact from a timing shift resulting from the 53rd week in fiscal 2012, $3.3 million from unfavorable changes in the Canadian exchange rate and a Comparable Retail Sales decrease of $3.2 million, partially offset by a $10.3 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales. Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, declined 0.7% in the Third Quarter 2013, due to a 0.6% decline in average dollar transaction size and a 0.1% decline in the number of transactions. Total e-commerce sales, which include postage and handling, increased to 14.8% of sales in the Third Quarter 2013 from 12.6% in the Third Quarter 2012.
The Children’s Place U.S. net sales decreased $3.8 million, or 0.9%, to $421.1 million in the Third Quarter 2013 compared to $424.9 million in the Third Quarter 2012.  This decrease resulted from a $12 million unfavorable impact from a timing shift resulting from the 53rd week in fiscal 2012 and a Comparable Retail Sales decrease of $1.0 million, partially offset by a $9.2 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales.  U.S. Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, decreased 0.4% as an approximate 0.7% decrease in the average dollar transaction size was partially offset by a 0.3% increase in the number of transactions. Total

U.S. e-commerce sales, which include postage and handling, increased to 15.8% of U.S. sales in the Third Quarter 2013 from 13.8% in the Third Quarter 2012.
The Children’s Place International net sales decreased $4.5 million, or 5.9%, to $71.6 million in the Third Quarter 2013 compared to $76.1 million in the Third Quarter 2012.  The decrease resulted from a $3.3 million decrease resulting from unfavorable changes in the Canadian exchange rates and a Canadian Comparable Retail Sales decrease of $2.2 million, partially offset by a $1.0 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales. Canadian Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, declined 2.9% in Third Quarter 2013 due to an approximate 2.9% decrease in the number of transactions. Average dollar transaction size was flat. Total International e-commerce sales, which include postage and handling, increased to 8.4% of International sales in the Third Quarter 2013 from 5.5% in the Third Quarter 2012.
During the Third Quarter 2013, we opened 10 stores, all in the United States. During the Third Quarter 2012 we opened 23 stores, consisting of 20 in the United States and three in Canada.
Gross profit decreased by $7.7 million to $201.8 million during the Third Quarter 2013 from $209.5 million during the Third Quarter 2012.  Consolidated Gross Margin decreased 80 basis points to 41.0% during the Third Quarter 2013 from 41.8% during the Third Quarter 2012. The decrease in consolidated Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales and higher supply chain costs partially offset by lower cost of goods sold as a percentage of net sales.
Gross Margin at The Children's Place U.S. decreased 70 basis points from 40.8% in the Third Quarter 2012 to 40.1% in the Third Quarter 2013. The decrease in consolidated Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales and higher supply chain costs partially offset by lower cost of goods sold as a percentage of net sales.
Gross Margin at The Children's Place International decreased 140 basis points from 47.5% in the Third Quarter 2012 to 46.1% in the Third Quarter 2013. The decrease in Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Canadian Comparable Retail Sales and higher supply chain costs partially offset by higher margins from international franchisees and lower cost of goods sold as a percentage of net sales.
Selling, general and administrative expenses decreased $8.4 million to $123.5 million during the Third Quarter 2013 from $131.9 million during the Third Quarter 2012. As a percentage of net sales SG&A decreased 120 basis points to 25.1% during the Third Quarter 2013 from 26.3% during the Third Quarter 2012 and included the following variances:

•	store expenses decreased approximately $7.6 million, or 120 basis points, primarily due to expense reduction initiatives in payroll, supplies and maintenance costs;

•
marketing expenses decreased approximately $2.0 million, or 40 basis points, resulting from decreased direct mailings, signage advertising, radio advertising and the timing of certain promotions; partially offset by

•	an increase in performance-based compensation of approximately $2.1 million, or 40 basis points.

Asset impairment charges were zero during the Third Quarter 2013 and $0.5 million related to two underperforming stores during the Third Quarter 2012.
Depreciation and amortization was $16.5 million, or 3.3% of net sales, during the Third Quarter 2013, compared to $23.0 million, or 4.6% of net sales, during the Third Quarter 2012. The decrease primarily relates to $5.7 million of accelerated depreciation associated with the closing of a distribution center and $0.3 million of accelerated depreciation associated with early remodels of certain Canadian stores during the Third Quarter 2012.
Provision for income taxes was $19.9 million during the Third Quarter 2013 compared to $16.2 million during the Third Quarter 2012.  Our effective tax rate was 32.3% and 30.3% during the Third Quarter 2013 and the Third Quarter 2012, respectively. The increase in rate primarily relates to the anticipated mix of income between high tax jurisdictions and low taxed jurisdictions used in calculating the effective tax rates in 2013 compared to 2012.
Net income was $41.7 million during the Third Quarter 2013 compared to $37.3 million during the Third Quarter 2012, due to the factors discussed above.  Earnings per diluted share was $1.84 in the Third Quarter 2013 compared to $1.54 in the Third Quarter 2012.  This increase in earnings per share is due to the increase in net income for the quarter and to a lower weighted average common shares outstanding of approximately 1.7 million, which is primarily the result of our share repurchase programs.
Year-To-Date 2013 Compared to Year-To-Date 2012

Net sales decreased by $2.0 million, or 0.2%, to $1,298.3 million during Year-To-Date 2013 from $1,300.3 million during Year-To-Date 2012.  Our net sales decrease resulted from a Comparable Retail Sales decrease of $20.9 million and $5.0 million from unfavorable changes in the Canadian exchange rate, partially offset by a $23.9 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales. Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, declined 2.3% during Year-To-Date 2013 due to an approximate 1.5% decrease in the number of transactions and an approximate 0.8% decline in the average dollar transaction size. Total e-commerce sales, which include postage and handling, increased to 13.7% of sales during Year-To-Date 2013 from 11.6% during Year-To-Date 2012.
The Children’s Place U.S. net sales increased $5.0 million, or 0.4%, to $1,124.7 million during Year-To-Date 2013 compared to $1,119.7 million during Year-To-Date 2012.  This increase resulted from a $19.7 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales, partially offset by a U.S. Comparable Retail Sales decrease of $14.7 million. U.S. Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, declined 1.7% during Year-To-Date 2013. The decrease in U.S. Comparable Retail Sales was due to an approximate 0.9% decrease in the number of transactions and an approximate 0.8% decrease in the average dollar transaction size. Total U.S. e-commerce sales, which include postage and handling, increased to 14.6% of U.S. sales during Year-To-Date 2013 from 12.6% during Year-To-Date 2012.
The Children’s Place International net sales decreased $7.0 million, or 3.9%, to $173.6 million during Year-To-Date 2013 compared to $180.6 million during Year-To-Date 2012.  The decrease resulted primarily from a Canadian Comparable Retail Sales decrease of $6.2 million and $5.0 million decrease resulting from unfavorable changes in the Canadian exchange rates, partially offset by a $4.2 million increase in sales from new stores and other sales that did not qualify as comparable sales. Canadian Comparable Retail Sales, adjusted to compare similar calendar weeks in 2013 and 2012, declined 6.3%. The decrease in Canadian Comparable Retail Sales was primarily the result of an approximate 5.4% decrease in the number of transactions and an approximate 1.0% decrease in the average dollar transaction size. Total International e-commerce sales, which include postage and handling, increased to 7.5% of International sales during Year-To-Date 2013 from 4.6% during Year-To-Date 2012.
During Year-To-Date 2013, we opened 45 stores, consisting of 41 in the United States and four in Canada. During Year-To-Date 2012 we opened 60 stores, consisting of 54 in the United States and six in Canada.
Gross profit decreased by $11.7 million to $491.2 million during Year-To-Date 2013 from $502.9 million during Year-To-Date 2012.  Consolidated Gross Margin decreased 90 basis points to 37.8% during Year-To-Date 2013 from 38.7% during Year-To-Date 2012. The decrease in consolidated Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales and higher supply chain costs.
Gross Margin at The Children's Place U.S. decreased 70 basis points from 38.0% during Year-To-Date 2012 to 37.3% during Year-To-Date 2013. The decrease in Gross Margin resulted primarily from a de-leverage of fixed costs due to negative U.S. Comparable Retail Sales and higher supply chain costs partially offset by lower cost of goods sold as a percentage of net sales.
Gross Margin at The Children's Place International decreased 140 basis points from 42.9% during Year-To-Date 2012 to 41.5% during Year-To-Date 2013. The decrease in Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales and higher supply chain costs partially offset by lower cost of goods sold as a percentage of net sales.
Selling, general and administrative expenses decreased $7.9 million to $366.9 million during Year-To-Date 2013 from $374.8 million during Year-To-Date 2012. As a percentage of net sales SG&A decreased 50 basis points to 28.3% during Year-To-Date 2013 from 28.8% during Year-To-Date 2012.  The comparability of our SG&A was affected by the following items:

•
during Year-To-Date 2013 we restructured certain store and corporate operations which resulted in costs of approximately $1.3 million and we incurred costs of approximately $1.2 million in connection with the development of our strategic, long-term systems plan; and

•
during Year-To-Date 2012 we streamlined our field workforce and eliminated certain positions in our corporate headquarters which resulted in severance expense of approximately $2.0 million, we incurred approximately $1.1 million of expense related to a legal settlement and as part of a continuing store fleet review and we identified certain store fixtures and supplies that would no longer be used, which resulted in a write-off charge of approximately $0.9 million.

Excluding the effect of the above, SG&A decreased approximately $6.5 million, or 40 basis points, and included the following variances:

•	store expenses decreased approximately $9.6 million, or 70 basis points, primarily due to expense reduction initiatives in payroll, supplies and maintenance costs;

•
marketing expenses decreased approximately $3.2 million, or 20 basis points, resulting from decreased direct mailings, signage advertising, radio advertising and the timing of certain promotions; partially offset by

•	an increase in performance-based compensation of approximately $8.3 million, or 50 basis points.

Asset impairment charges were $21.8 million during Year-To-Date 2013, $12.7 million of which related to 75 stores, 48 of which were fully impaired and 27 of which were partially impaired. These store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates. Additionally, we recorded asset impairment charges of $9.1 million related to a determination that certain development costs previously incurred were no longer relevant and that certain systems were obsolete. Asset impairment charges were $2.1 million related to five underperforming stores during Year-To-Date 2012.
Depreciation and amortization was $48.9 million, or 3.8% of net sales, during Year-To-Date 2013, compared to $57.7 million, or 4.4% of net sales, during Year-To-Date 2012. The decrease primarily relates to $5.7 million of accelerated depreciation associated with the closing of a distribution center and $1.6 million of accelerated depreciation associated with early remodels of certain Canadian stores during Year-To-Date 2012.
Provision for income taxes was $17.1 million during Year-To-Date 2013 compared to $19.6 million during Year-To-Date 2012.  Our effective tax rate was 31.4% and 30.7% during Year-To-Date 2013 and Year-To-Date 2012, respectively. The increase in rate for Year-To-Date 2013 compared to Year-To-Date 2012 primarily relates to the anticipated mix of income between high tax jurisdictions and low taxed jurisdictions used in calculating the effective tax rates in 2013 compared to 2012.
Net income was $37.4 million during Year-To-Date 2013 compared to $44.1 million during Year-To-Date 2012, due to the factors discussed above. Earnings per diluted share was $1.63 during Year-To-Date 2013 compared to $1.80 during Year-To-Date 2012. This decrease in earnings per share is due to the decrease in net income partially offset by a lower weighted average common shares outstanding of approximately 1.6 million, which is primarily the result of our share repurchase programs.

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
Our working capital decreased $2.6 million to $354.3 million at November 2, 2013 compared to $356.9 million at October 27, 2012.  This change is due to higher inventory balances offset by increased accounts payable and accrued expenses and other current liabilities. During Year-To-Date 2013, under our share repurchase programs, we repurchased approximately 1.1 million shares for approximately $54.7 million.  Subsequent to November 2, 2013 and through December 3, 2013, we repurchased less than 0.1 million shares for approximately $1.0 million.
Our credit facility provides for borrowings up to the lesser of $150.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At November 2, 2013, our borrowing base was $150.0 million, we had no outstanding borrowings and there were $13.9 million of outstanding letters of credit, with $136.1 million of availability for borrowings and a sublimit availability for letters of credit of $111.1 million.
As of November 2, 2013, we had $141.7 million of cash and cash equivalents, of which $120.7 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $87.6 million was in our Canadian subsidiaries, $24.3 million was in our Hong Kong subsidiaries and $8.8 million was in other foreign subsidiaries. As of November 2, 2013 we also had a short-term investment of $52.5 million in Hong Kong. Because all of our investments in our foreign subsidiaries are considered permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
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
As of November 2, 2013, we have capitalized an aggregate of approximately $3.7 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at November 2, 2013 was approximately $1.4 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2013, cash flows provided by operating activities were $99.2 million compared to $143.5 million during Year-To-Date 2012.  The net decrease of $44.3 million in cash from operating activities resulted primarily from the timing of payments on accounts payable and other current liabilities and by higher inventories, primarily due to the timing of inventory receipts.
During Year-To-Date 2013 cash flows used in investing activities were $94.7 million compared to $71.4 million during Year-To-Date 2012. This increase was due to the purchase of a $37.5 million short-term investment partially offset by a $14.2 million decrease in purchases of property and equipment.
During Year-To-Date 2013, cash flows used in financing activities were $53.4 million compared to $45.5 million during Year-To-Date 2012.  The increase primarily resulted from purchases of $54.8 million of our common stock, pursuant to our share repurchase programs during Year-To-Date 2013 compared to purchases of $47.7 million of our common stock during Year-To-Date 2012, and a $0.8 million decrease in proceeds from the exercise of stock options.
We anticipate that total capital expenditures will be in the range of approximately $80 to $85 million in fiscal 2013.  During Year-To-Date 2013, we opened 45 stores and remodeled 70 at an aggregate cost of approximately $39.2 million, of which approximately $6.9 million relates to our Canadian operations.  We have spent approximately $17.5 million on information technology, our corporate offices and other strategic initiatives and approximately $0.5 million on projects in our distribution centers.  Over the next quarter, we anticipate additional capital expenditures of approximately $13.0 million on store projects, approximately $12.0 million on information technology, including enterprise resource planning and e-commerce systems, and approximately $1.0 million on projects in our distribution centers. Of these expenditures, approximately $0.5 million relates to our Canadian operations.
Our ability to continue to meet our capital requirements in fiscal 2013 depends on our cash on hand, our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2013, we were able to fund our capital expenditures with cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements over the next 12 months.  Further, we do not expect the current economic conditions to preclude us from meeting our cash requirements.
Historically, we have funded our capital expenditures primarily from operations. With a domestic cash balance of $21.0 million, $136.1 million of availability on our credit facility, $24.3 million in our Hong Kong subsidiaries, $8.8 million in other foreign subsidiaries and a Canadian cash balance of $87.6 million at November 2, 2013, we expect to meet our capital requirements for the remainder of fiscal 2013.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of November 2, 2013, we had no borrowings under the credit facility and any change in interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of November 2, 2013, net assets in Canada and Hong Kong were approximately $128.7 million and $61.9 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $11.5 million and $6.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of November 2, 2013, we had approximately $120.7 million of our cash and cash equivalents held in foreign countries, of which approximately $87.6 million was in Canada, approximately $24.3 million was in Hong Kong and approximately $8.8 million was in other foreign countries. As of November 2, 2013, our short-term investment of $52.5 million was held in Hong Kong.
Foreign Operations
Approximately 13% of our consolidated net sales and approximately 14% of our total costs and expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2013 net sales could have decreased or increased by approximately $16.3 million and total costs and expenses could have decreased or increased by approximately $19.4 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At November 2, 2013, we had foreign currency denominated receivables and payables, including inter-company balances, of $13.5 million and $13.9 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.
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
Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of November 2, 2013. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of November 2, 2013, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
 The following table provides a month-by-month summary of our share repurchase activity during the Third Quarter 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
8/4/13-8/31/13 (1)	94,826	$53.52	93,700	$27,535
9/1/13-10/5/13	35,000	54.27	35,000	25,651
10/6/13-11/2/13	—	—	—	25,651
Total	129,826	$53.72	128,700	$25,651
____________________________________________

(1)	Includes 1,126 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date:	December 5, 2013	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 5, 2013	By:	/S/ MICHAEL SCARPA
MICHAEL SCARPA
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)