Form 10-K
period 2014-02-01
CHILDRENS PLACE RETAIL STORES INC
filed 2014-03-20
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-two weeks ended February 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates was $932,214,689 at the close of business on August 3, 2013 (the last business day of the registrant's fiscal 2013 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 18, 2014: 22,010,716. Documents Incorporated by Reference: Portions of The Children's Place Retail Stores, Inc. Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 4, 2014 are incorporated by reference into Part III.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED FEBRUARY 1, 2014

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
PART I
ITEM 1.-BUSINESS
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children's Place”, “we”, “us”, “our” and similar terms refer to The Children's Place Retail Stores, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:

•	Fiscal 2013 - The fifty-two weeks ended February 1, 2014

•	Fiscal 2012 - The fifty-three weeks ended February 2, 2013

•	Fiscal 2011 - The fifty-two weeks ended January 28, 2012

•	Fiscal 2014 - Our next fiscal year representing the fifty-two weeks ending January 31, 2015

•	GAAP - Generally Accepted Accounting Principles

•
Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce stores, excluding postage and handling fees. Store closures in the current fiscal year will be excluded from comparable retail sales beginning in the fiscal quarter in which management commits to closure. Stores that temporarily close for non- substantial remodeling will be excluded from comparable retail sales for only the period that they were closed.  A store is considered substantially remodeled if it has been relocated or materially changed in size.

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
General
The Children's Place Retail Stores, Inc. is the largest pure-play children's specialty apparel retailer in North America. We sell apparel, accessories and footwear for children sizes 0-14. We design, contract to manufacture, and license to sell fashionable, high-quality, value-priced merchandise, the majority of which is under the proprietary “The Children's Place”, "Place" and "Baby Place" brand names. Our stores offer a friendly and convenient shopping environment. The Children's Place has differentiated departments and serves the wardrobe needs of Girls and Boys (sizes 4-14), Baby Girls and Boys (sizes 6 mos.-5T) and Newborn (sizes 0-18 mos.). Stores are visually merchandised to appeal to each age and gender segment. Our merchandise is also available online at www.childrensplace.com. Our customers are able to shop online, at their convenience, and receive the same high quality, value-priced merchandise and customer service that are available in our physical stores.
The Children's Place was founded in 1969. The Company became publicly traded on the Nasdaq Global Select Market in 1997. As of February 1, 2014, we operated 1,107 stores throughout North America as well as our online store. During Fiscal 2013, we opened 53 stores compared to 64 in Fiscal 2012, and we closed 41 stores in Fiscal 2013, compared to 18 in Fiscal 2012. Our store growth plan for Fiscal 2014 consists of opening approximately 35 new The Children's Place stores. We will also close additional stores during Fiscal 2014 as discussed below. Also in Fiscal 2013, we continued to expand into international markets through territorial agreements with franchisees.
Jane Elfers, our President and Chief Executive Officer, has outlined four key growth initiatives that we are executing, as follows:

1.
Product - Product will always be our number one priority. We continue to significantly differentiate and upgrade the look of our merchandise, which has resonated well with our customers. In addition to apparel, we offer a full line of accessories and footwear so busy moms can quickly and easily put together head-to-toe outfits that look great and are affordable.

2.
Transforming the Business through Technology - We are investing significant resources to transform our systems. During Fiscal 2014, we plan to complete our ERP implementation and launch a vendor portal to provide support for our global sourcing, logistics and distribution initiatives. These implementations will set the foundation to enable us to significantly enhance our global sourcing and inventory allocation and management and omni-channel capabilities, and to more rapidly expand our international and wholesale businesses.

3.
Channel Expansion - We are pursuing new channels of distribution, including international expansion and wholesale distribution. By the end of Fiscal 2013, we had 35 franchise stores open in the Middle East. We expect to approximately double the number of franchise stores by the end of Fiscal 2014 with additional stores in the Middle East, Israel, Egypt and the Commonwealth of Independent States Region. We established successful business relationships with two wholesale partners in the U.S. in Fiscal 2013, and will be expanding wholesale distribution into Canada in Fiscal 2014. We are also in discussions with potential new customers to further expand our wholesale distribution going forward.

4.
Fleet Optimization - We completed an extensive store-by-store review during Fiscal 2013 and made the decision to close approximately 125 underperforming stores through 2016 to improve our fleet productivity and profitability. We have continued opportunity to open stores in malls, value centers, small markets and Hispanic markets where we can meet the hurdle rate for productivity and perform at or above the fleet target on a 4-wall basis.

Underlying these growth initiatives is a commitment to operational excellence. The Company is in the process of optimizing our global supply chain to ensure we are able to source high quality value merchandise, and distribute it quickly and efficiently to each channel. These key supply chain initiatives, coupled with disciplined expense management, improving store operations, and our Finance, Compliance, Legal and Human Resources areas, form the strong base necessary to support our long-term growth initiatives.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and U.S. revenue from our wholesale partners. Included in The Children's Place International segment are our Canadian based stores, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales. The following tables show by segment our net sales and operating income for the past three fiscal years, and total assets as of February 1, 2014 and February 2, 2013 (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales:
The Children's Place U.S.	$1,528,276	$1,557,549	$1,489,795
The Children's Place International	237,513	251,937	226,067
Total net sales	$1,765,789	$1,809,486	$1,715,862

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Operating income:
The Children's Place U.S.	$60,267	$68,346	$76,531
The Children's Place International	16,016	21,369	28,912
Total operating income	$76,283	$89,715	$105,443

Operating income as a percent of net sales:
The Children's Place U.S.	3.9%	4.4%	5.1%
The Children's Place International	6.7%	8.5%	12.8%
Total operating income as a percent of net sales	4.3%	5.0%	6.1%

	February 1, 2014	February 2, 2013
Total assets:
The Children's Place U.S.	$824,893	$746,911
The Children's Place International	165,737	176,499
Total assets	$990,630	$923,410
See Note 13 of the Notes to our Consolidated Financial Statements for further segment financial data.
All foreign net sales are in The Children's Place International segment while certain foreign expenses related to our buying operations are allocated between the two segments. Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.
Key Capabilities
Our objective is to deliver high-quality, value-priced, trend-right assortments for children sizes 0-14. Our assortment offers one stop shopping across apparel, footwear and accessories. Our strategies to achieve this objective are as follows:
Merchandising Strategy
Our merchandising strategy is to offer a compelling assortment of apparel, footwear, and accessories that enable our customer to outfit their child. We strive to ensure that our assortments are modern and colorful, are balanced by category and lifestyle, and are fun and easy to put together. We build our deliveries by season and flow new product to our stores monthly. Each delivery includes fashion, key items and basics.
High Quality/Value Pricing
We believe that offering high quality, trend-right, age appropriate merchandise under “The Children's Place”, "Place" and "Baby Place" brand names at value prices is our competitive advantage. We design and merchandise our apparel, footwear and accessories to offer a compelling value to our customers.

Brand Image
We focus on strengthening our brand image and customer loyalty for “The Children's Place” by:

•	Consistently offering high-quality products and trend-right fashion at value prices in a boutique shopping environment;

•	Providing coordinated outfits and accessories for our customers' lifestyle needs;

•	Creating strong merchandising and visual presentations to create a compelling in-store experience;

•	Emphasizing our great value and fashion in marketing visuals to convey a consistent brand message across all channels;

•	Leveraging our customer database to frequently communicate with our customers and tailor promotions to maximize customer satisfaction;

•	Using our Loyalty Rewards Program to drive customer engagement; and

•	Providing exclusive assortments in our e-commerce and outlet channels to further expand the breadth of our offerings and brand recognition.
Low-Cost Sourcing
We control the substantial majority of the design, sourcing and production of The Children's Place branded products. We believe that this control is essential in assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We are strengthening relationships with our most important vendors. Through these relationships and our extensive knowledge of low cost sourcing, we are able to offer our customers high-quality products at value prices. We maintain a network of sourcing offices in order to communicate with our vendors efficiently and respond to changing business needs effectively. Our sourcing offices in Hong Kong and Shanghai have allowed us tremendous access to the Chinese market, giving us access to a wide range of vendors. Our sourcing offices in India and Bangladesh allow us to maintain and/or reduce our current merchandise costs by capitalizing on new sourcing opportunities while maintaining our control over product quality.
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
Production, Quality Assurance and Social Compliance
During Fiscal 2013, we engaged approximately 100 independent manufacturers located primarily in Greater Asia. Raw materials used by these manufacturers are subject to price fluctuations due to global market factors. We continue to pursue global sourcing opportunities to support our inventory needs and to seek to control merchandise costs.
We do not own or operate any manufacturing facilities and depend on independent third parties to manufacture all of our merchandise. Increases in manufacturing costs negatively impact our business, and we seek to carefully manage the risks of operational difficulties posed by contract manufacturers, including the availability of adequate manufacturing capacity, errors in complying with our product specifications, insufficient quality control processes, failures to meet production deadlines, worker and environmental safety concerns and political and social instability in certain regions.
During Fiscal 2013, we purchased approximately 94% of our total merchandise without the aid of commissioned buying agents. We do maintain agency agreements with commissioned independent agents who assist in sourcing and pre-production approval, oversee production, provide quality inspection and ensure timely delivery of merchandise. We will continue to evaluate our use of commissioned buying agents, and only use these commissioned agents for the sourcing of select product categories where we lack either technical competency in our own sourcing offices or when product volume is not sufficient to justify expanding our capabilities. The large majority of our sourcing volume will continue to be managed through our own independent sourcing offices in China, Hong Kong, India and Bangladesh.
During Fiscal 2013, we sourced approximately 36% of our total goods from China, approximately 24% from Bangladesh, approximately 11% from Vietnam and approximately 8% from Cambodia. We did not source more than 6% from any other country or region.
We do not accept finished goods until each purchase order receives formal certification of compliance from our own quality assurance associates, agents or appointed third party inspectors. Our product testing programs meet the testing protocols adopted under the CPSIA.
In addition to our quality control procedures, we administer a social compliance program designed to promote compliance with local legal regulations, as well as industry-standard ethical and socially responsible business practices. This program is comprised of four components as follows:

•
Vendor Code of Conduct - By formally acknowledging and agreeing to our code of conduct, our vendors affirm their commitment to integrate our compliance standards into their manufacturing and sourcing practices. These standards cover the areas of: child labor, involuntary or forced labor, slavery and human-trafficking, coercion/harassment, discrimination, health and safety, compensation, working hours, environment, subcontracting, security practices and undue influence of independent testing laboratories.

•
Ongoing Monitoring Program - We administer a corporate monitoring program as performed by our internal social compliance team and/or professional third party auditors who visit factory locations to assess the working conditions and other production characteristics in all factories that manufacture The Children's Place products. All factories that are approved for The Children’s Place production must undergo a social compliance audit prior to any orders being placed and at least once annually thereafter.

•
Corrective Action Plans - Following each social compliance audit, a corrective action plan outlines findings from the factory visit for each of the areas covered by our standards, a remediation plan for any violations found (if applicable), as well as a follow-up audit timeframe. If violations are not remediated in accordance with the remediation plan, we reserve the right to cease using that factory or vendor.

•
Ongoing Training and Seminars - We continually conduct training programs and seminars to communicate with our internal and external partners regarding the requirements of our program. Additionally, our social compliance team attends third party seminars, industry courses and training in the Corporate Social Responsibility area.

We require all entities that produce or manufacture The Children's Place merchandise to undergo a social compliance audit and demonstrate compliance with the requirements of our Vendor Code of Conduct. By requiring our manufacturers and suppliers to participate in our social compliance program, we seek to monitor factories to ensure that they operate using safe and humane working conditions. Additionally, under our social compliance program we strive to be diligent about changes in local laws and other conditions (e.g., worker safety and political instability) in the countries from which we source, in order to be able to identify and assess potential risks to our sourcing capabilities prior to placing orders, reducing the threat of disruption to our business.
Company Stores
The following section highlights various store information for The Children's Place operated stores as of February 1, 2014.

Existing Stores
As of February 1, 2014, we operated a total of 1,107 The Children's Place stores, most of which are clustered in and around major metropolitan areas, and our internet store at www.childrensplace.com. We have 680 stores located in malls, 249 in strip centers, 134 in outlet centers and 44 street stores. The following table sets forth the number of stores in each U.S. state, Puerto Rico and Canadian provinces as of the current and prior fiscal year end:

	Number of Stores			Number of Stores
Location	February 1, 2014	February 2, 2013		February 1, 2014	February 2, 2013
United States & Puerto Rico			United States & Puerto Rico (continued)
Alabama	17	17	North Carolina	25	24
Arizona	21	18	North Dakota	4	4
Arkansas	8	7	Ohio	33	34
California	93	103	Oklahoma	8	7
Colorado	14	13	Oregon	9	9
Connecticut	16	17	Pennsylvania	45	45
Delaware	3	3	Rhode Island	3	3
District of Columbia	1	1	South Carolina	15	15
Florida	40	38	South Dakota	2	2
Georgia	31	30	Tennessee	20	20
Hawaii	4	4	Texas	91	90
Idaho	4	4	Utah	13	13
Illinois	41	39	Vermont	1	1
Indiana	20	18	Virginia	23	22
Iowa	10	10	Washington	15	15
Kansas	6	7	West Virginia	6	5
Kentucky	13	13	Wisconsin	13	11
Louisiana	17	17	Wyoming	1	1
Maine	5	5	Puerto Rico	15	16
Maryland	24	24	Total United States & Puerto Rico	974	966
Massachusetts	26	26
Michigan	18	19	Canada
Minnesota	13	13	Alberta	19	17
Mississippi	14	14	British Columbia	17	17
Missouri	18	17	Manitoba	4	4
Montana	3	1	New Brunswick	3	3
Nebraska	4	3	Nova Scotia	4	4
New Hampshire	7	6	Ontario	55	53
New Jersey	48	48	Prince Edward Island	1	1
New Mexico	5	5	Quebec	26	26
New York	81	81	Saskatchewan	3	3
Nevada	7	8	Newfoundland and Labrador	1	1
			Total Canada	133	129

			Total Stores	1,107	1,095
Store Concepts
At The Children's Place, our store concepts consist of “Tech2”, “Apple-Maple”, “Technicolor" and “Outlet” formats, as follows:
Tech2 - These stores have the brand aesthetics of a Technicolor with the functionality of an Apple-Maple. The use of color to brand and create shop identifiers was maintained, while creating an open, brightly lit environment for customers. Tech2 features crisp white floor-wall fixtures to ensure the product is the focal point. Tech2 is a value engineered store which costs approximately 35% less to build than the Technicolor store. The average store is approximately 4,100 square feet and as of February 1, 2014, approximately 41% of our stores were of this concept. We intend to use this format for new stores for the foreseeable future.
Technicolor - These stores were the earlier concept of Tech2 and used color to brand and create shop identity. They, however, were more expensive to design, build, maintain and staff. The average store is approximately 4,900 square feet and as of February 1, 2014, approximately 24% of our stores were of this concept.
Apple-Maple - These stores feature light wood floors, fixtures and trim. They are brightly lit, featuring floor-to-ceiling glass windows that are open and inviting. A customized grid system throughout the store's upper perimeter displays featured merchandise, marketing photographs and promotions. The average store is approximately 4,200 square feet and as of February 1, 2014, approximately 23% of our stores were of this concept.
Outlet - The average outlet store is approximately 7,100 square feet. As of February 1, 2014, approximately 12% of our stores were in this format. Our outlet stores are strategically placed within each market to provide a discount value alternative, including an assortment of “made for outlet” merchandise.
Fleet Optimization
We completed a store by store review and made the decision to close approximately125 stores through 2016, which includes the 41 stores closed during Fiscal 2013 and the 30 stores expected to close in Fiscal 2014. The stores selected for closure underperformed the fleet average. We have continued to open smaller square footage stores in markets where we can meet the hurdle rate for productivity and perform at or above fleet target.
Our new store openings target growing and underpenetrated markets where we believe that our brand can be successfully marketed. During Fiscal 2013, we opened 53 stores compared to 64 in Fiscal 2012, and we closed 41 stores in Fiscal 2013, compared to 18 in Fiscal 2012. Our store plan for Fiscal 2014 includes opening approximately 35 new The Children's Place stores.
We continuously review the performance of our store fleet. We base our decisions to open, close or remodel stores on a variety of factors, including lease terms, landlord negotiations, market dynamics and projected financial performance. When assessing whether to close a store, we also consider remaining lease life and current financial performance.
Internet Sales (“e-commerce”)
Our U.S. and International segments each include an e-commerce business located at www.childrensplace.com and e-commerce growth remains one of our top strategic priorities. Over the past five years, e-commerce net sales have grown over 105%, from approximately $119.5 million in the fiscal year ended January 30, 2010 to approximately $246.1 million in Fiscal 2013, and now accounts for approximately 14% of our total net sales. We expect our e-commerce business to continue to grow in Fiscal 2014.
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
International Franchises and Wholesale
During Fiscal 2012 we began an international franchise business through territorial agreements with franchisees. As of February 1, 2014 our franchisees had a total of 35 stores open in the Middle East, and we expect them to approximately double by the end Fiscal 2014. We generate revenues from our franchisees from the sale of products, sales royalties and territory fees. As of February 1, 2014, we had two wholesale partners in the U.S. and expect to further expand our wholesale distribution in Fiscal 2014.
Store Operations
The Children's Place U.S. store operations are organized into eight regions. We employ two U.S. Zone Vice Presidents, one U.S. Outlet Vice President and one Canadian Vice President who oversee our operations and to whom regional managers report. A regional manager oversees a region and has between seven and 10 district managers reporting to them. Each district manager is responsible for nine to 16 stores. Our stores are staffed by a store management team and approximately 10 part-time sales associates, with additional part-time associates hired to support seasonal needs. Our store leadership teams spend a high percentage of their time on the store selling floors providing direction, motivation, and development to store personnel. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures and controls. In order to motivate our store leadership, we offer a monthly incentive compensation plan that awards bonuses for achieving certain financial goals.
Seasonality
Our business is subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. Our first quarter results are dependent upon sales during the period leading up to the Easter holiday, third quarter results are dependent upon back-to-school sales, and our fourth quarter results are dependent upon sales during the holiday season. The business is also subject to seasonal shifts due to unseasonable weather conditions. The following table shows the quarterly distribution, as a percentage of the full year, of net sales and operating income (loss):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Quarterly net sales as a percentage of full year
Fiscal 2013	24.0%	21.7%	27.9%	26.5%
Fiscal 2012	24.2%	19.9%	27.7%	28.1%

Quarterly operating income (loss) as a percentage of full year
Fiscal 2013	37.2%	(46.7)%	80.7%	28.7%
Fiscal 2012	41.4%	(29.9)%	59.6%	28.9%
____________________________________________
 Table may not add due to rounding.

For more information regarding the seasonality of our business, refer to Item 7.-Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results and Seasonality.
Marketing
The Children's Place is a well recognized brand, with the number one unaided awareness of any children's specialty brand, a strong fashion offering and a compelling value proposition. We attempt to build on our brand recognition through a multi-channel marketing campaign that aligns store front windows, in-store marketing, internet marketing, our customer loyalty program and direct mail. Our direct marketing program utilizes both off and on-line channels.
Additionally, we promote customer loyalty through a loyalty rewards program called MyPLACE Rewards and The Children's Place private label credit card. At the end of Fiscal 2013, our MyPLACE Rewards loyalty program had 6.7 million members who accounted for approximately 65% of sales. Our private label credit card, pursuant to a merchant services agreement, is issued to our customers for use exclusively at The Children's Place stores, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Our private label credit card accounted for approximately 10% of our net sales during Fiscal 2013.

Our marketing programs are aligned with one another and planned by geography and channel to ensure consistency and relevance. We believe that our marketing programs promote affinity and loyalty through specialized incentive programs and facilitate communications with our customers through the delivery of coupons and promotional materials.
Distribution
We support the distribution of product to our stores through two strategically located warehouses in North America. In the United States we own and operate a 700,000 square foot distribution center in Alabama which supports both U.S. retail store operations and U.S. e-commerce operations. In Canada we operate a 95,000 square foot distribution center in Ontario for our Canadian retail store operations. We also use a third-party provider to support our Canadian e-commerce operations. On occasion, we may utilize additional facilities to support seasonal warehousing needs. We also use a third-party provider in Greater Asia to support our international franchise business.
During the first quarter of Fiscal 2012, our management approved a plan to exit our distribution center in Ontario, California (the "West Coast DC") and move the operations to our distribution center in Fort Payne, Alabama (the "Southeast DC"). We ceased operations at the West Coast DC in May 2012. The lease of the West Coast DC expires in March 2016 and we have subleased the majority of this facility through March 2016.
In the third quarter of Fiscal 2012, our management approved a plan to close our distribution center in Dayton, New Jersey ("Northeast DC") and move the operations to our Southeast DC. We ceased operations in the Northeast DC during the fourth quarter of Fiscal 2012. The lease of our Northeast DC expires in January 2021 and during the second quarter of Fiscal 2013, we executed a sublet arrangement for this facility through January 2021.
See Note 1 of the Notes to our Consolidated Financial Statements for further detail on exit costs related to our West Coast DC and Northeast DC.
Competition
The children's apparel and accessories retail markets are highly competitive. Our primary competitors are specialty stores and mass merchandisers including Target Corporation, and GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, P.S. from Aeropostale, Justice (a division of The Ascena Retail Group, Inc.), Carter's, Inc., J.C. Penney Company, Inc., Kohl's Corporation and other department stores, as well as other discount stores such as Walmart Stores, Inc. There has been an increase in the number of U.S. retailers expanding into Canada which we anticipate has resulted in a significant increase in competition in the Canadian market. We also compete with regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores.
Trademarks and Service Marks
“The Children's Place,” “babyPLACE,” “Place,” “The Place” and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office. The registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in Canada and other countries where we source our products and where we anticipated establishing franchising operations, and we are continuing to take steps to register our trademarks in additional countries. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.
Government Regulation
We are subject to extensive federal, provincial, state and local laws and regulations affecting our business, including product safety, consumer protection, privacy, truth-in-advertising, customs, and wage and hour laws and regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the promotion and sale of merchandise and the operation of retail stores.  We also are subject to similar international laws and regulations affecting our business. We believe that we are in material compliance with these laws and regulations.

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
Employees
As of February 1, 2014, we had approximately 16,500 employees, of whom approximately 1,700 were based at our corporate offices and distribution centers, and had approximately 2,500 full-time store employees and approximately 12,300 part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

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
We also make available our corporate governance materials, including our corporate governance guidelines and our code of business conduct, on our website. If we make any substantive amendments to our code of business conduct or grant any waiver, including any implicit waiver, from a provision of the code for the benefit of our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer we will disclose the nature of such amendment or waiver on that website or in a Current Report on Form 8-K.

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
In addition, marketing technology is evolving rapidly. We market our brand through various means, including customer research, email, direct mailings, advertising, promotional events, and in-store signage. Our ability to deliver a high customer experience that retains our current customer base and acquires new customers is dependent on our being able to anticipate new innovations in technology and our ability to use them to increase our brand value.
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
Numerous factors affect our Comparable Retail Sales and quarterly results including, among others, unseasonable weather conditions, merchandise assortment, retail prices, fashion trends, mall traffic, number of visits to our e-commerce site, the retail sales environment, calendar shifts of holidays or seasonal periods, birth rate fluctuations, timing of promotional events, macro-economic conditions and our success in executing our business strategies.
Unseasonably cold weather over a prolonged period of time and the occurrence of frequent or severe storms adversely affect our sales and therefore our Comparable Retail Sales. The nature of our target customer heightens the effects of bad weather on our sales. Our target customer is a value conscious, lower to middle income mother buying for infants and children based on need rather than based on fashion, trend or impulse. Therefore, for example, our target customer will not purchase warm weather spring clothing during an extended period of unseasonably cold weather occurring in what otherwise should be warmer weather months.

Our Comparable Retail Sales and quarterly results have fluctuated significantly in the past due to the factors cited above, and we anticipate that they will continue to fluctuate in the future, particularly in the current difficult retail environment and continued weak economic climate, which may result in declines in consumer spending. The investment community follows Comparable Retail Sales and quarterly results closely and fluctuations in these results, or the failure of our results to meet investor expectations, may have a significant adverse effect on the price of our common stock.

A material disruption in, failure of, or inability to upgrade, our information technology systems could adversely affect our business, financial position or results of operations and cash flows.
We rely heavily on various information systems to manage our complex operations, including management of our supply chain, point-of-sale processing in our stores, gift cards, our private label credit card, our online business and various other processes and transactions. We continue to evaluate and implement upgrades and changes to our IT systems. We are in the process of implementing new computer systems that will enhance our core merchandising, planning and allocation, sourcing, omni-channel capabilities, e-commerce platform and financial and accounting processes, including our implementation of certain modules of the SAP enterprise resource planning, or ERP, business management software which is expected to be completed in Fiscal 2014. Implementing new systems carries substantial risk, including failure to operate as designed, potential loss of data or information, cost overruns, implementation delays, disruption of operations, lower customer satisfaction resulting in lost customers or sales, inability to deliver merchandise to our stores or our customers, and the potential inability to meet reporting requirements. In addition, any disruptions or malfunctions affecting our current or new information systems could cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible. Risks associated with our information technology systems include:

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

We also rely on third-party vendors to design, program, implement, maintain and service our information systems. Any failures of these vendors to properly deliver their services in a timely fashion could have a material adverse effect on our business, financial position, results of operations and cash flows.

We depend on our relationships with unaffiliated manufacturers, transportation companies, and independent agents. Our inability to maintain relationships with any of these entities, or the failure of any of their businesses, could adversely affect our business and results of operations.
We do not own or operate any manufacturing facilities, and therefore, are dependent upon independent third parties for the manufacture of all of our products. Most of our products are currently manufactured to our specifications, pursuant to purchase orders, by approximately 100 independent manufacturers located primarily in Greater Asia. In Fiscal 2013, we sourced approximately 36% of our total goods from China, approximately 24% from Bangladesh, approximately 11% from Vietnam and approximately 8% from Cambodia. We did not source more than 6% from any other country or region. We have no exclusive or long-term contracts with our manufacturers and compete with other companies for manufacturing facilities. We have reduced our reliance on the use of commissioned buying agents, and only use these commissioned agents for the sourcing of select product categories where we lack either technical competency in our own sourcing offices or when product volume is not sufficient to justify expanding our capabilities. Although we believe that we have the in-house capability to more efficiently source certain of our purchases, our inability to do so, or our inability to find adequate sources to support our current needs for merchandise and future growth could have a material adverse effect on our business, financial position, results of operations and cash flows.
The failure of our third-party manufacturers to adhere to local law in the areas of worker safety (eg. fire safety and building codes) and social compliance and health and welfare requirements could result in accidents and practices that cause disruptions or delays in production and/or substantial harm to our reputation, either of which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our merchandise is shipped directly from manufacturers through third parties to our distribution and fulfillment centers and to our stores. Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and our effective management of our distribution facilities and capacity. Furthermore, it is possible that events beyond our control, such as political unrest, a terrorist or similar act, military action, strike, weather patterns, natural disaster, continuing government spending cuts or other disruption impacting the countries that we source from, could result in delays in delivery of merchandise to our distribution centers or our stores, or the fulfillment of e-commerce orders to our customers. Any such event could have a material adverse effect on our business, financial position, results of operations and cash flows.
If our internal agents, independent agents, principal manufacturers or freight operators experience negative financial consequences, the inability to use these sources or find additional financially stable sources to support our current manufacturing and distribution needs and future growth in a timely manner could have a material adverse effect on our business, financial position, results of operations and cash flows.

Any of the above risks, individually or in aggregation, could have a material adverse effect on our financial position, results of operations and cash flows.

Because we purchase our products internationally, our business is sensitive to risks associated with international business.
Virtually all of our merchandise is purchased from foreign suppliers, including approximately 36% from China, approximately 24% from Bangladesh, approximately 11% from Vietnam and approximately 8% from Cambodia. As a result, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	foreign governmental regulations, including but not limited to changing requirements with regard to product safety, employment, taxation and language preference in course of dealing;

•	the failure of an unaffiliated manufacturer to comply with local laws, including labor laws, health and safety laws or ethical labor practices.

•	financial or political instability;

•	the rising cost of doing business in particular countries, including China;

•	fluctuation of the U.S. dollar against foreign currencies;

•	pressure from non-governmental organizations;

•	customer acceptance of foreign produced merchandise;

•	developing countries with less infrastructure;

•	new legislation relating to import quotas or other restrictions that may limit the import of our merchandise;

•	imposition of duties, taxes, and other charges on imports;

•	significant delays in the delivery of cargo due to port security considerations, political unrest or weather conditions;

•	disruption of imports by labor disputes and local business practices;

•	regulations under the United States Foreign Corrupt Practices Act; and

•	increased cost of transportation.
In an attempt to mitigate the above risks within any one country, we maintain relationships with many manufacturers in various countries. In order to maintain and/or reduce the cost of our merchandise, we have begun to migrate out of China into other developing countries. We cannot predict the effect that this, or the other factors noted above, in another country from which we import products could have on our business. If any of these factors rendered the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources ceased doing business with us for any reason and we were unable to find alternative sources of supply, we could experience a material adverse effect on our business.
We require our independent manufacturers to operate in compliance with applicable laws and our internal requirements. Our vendor code of conduct promotes ethical business practices and we monitor compliance with them; however we do not control these manufacturers, their labor practices, their health and safety practices, or from where they buy their raw materials. Any violation of labor, health, environmental, safety (eg. fire or building codes) or other laws by any of the independent manufacturers we use or any divergence of an independent manufacturer's labor practices from standards generally accepted as ethical in the United States and Canada could damage our reputation and could have a material adverse effect on our business.
Any of the above risks, individually or in aggregation, could negatively impact our financial position, results of operations and cash flows.
Fluctuations in the prices of raw materials, labor and energy could result in increased product and/or delivery costs.
Increases in the price of raw materials, including cotton, wool and other materials used in the production of fabric and accessories, as well as increases in labor and energy costs, could result in significant cost increases for our products as well as their distribution to our distribution centers, retail locations and customers. To the extent we are unable to offset any such increased costs through value engineering or price increases, such increased costs could have a material adverse effect on our net sales, financial position, results of operations and cash flows.

Our success depends upon the service and capabilities of our management team. Changes in management or in our organizational structure, or inadequate management, could have a material adverse effect on our business.
Over the past four years, we had substantial changes in our management team, including key members of our senior management. While we believe our CEO has assembled a strong, experienced senior leadership team that will drive our key initiatives, our success is dependent on retaining key individuals within the organization to execute the Company’s strategic plans. Leadership changes can be inherently difficult to manage and may cause disruption to our business or further turnover in our workforce or management team. Senior level management establishes the “tone at the top” by which an environment of ethical values, operating style and management philosophy is fostered. Changes in management, or inadequate management, could lead to an environment that lacks integrity, inspiration, and/or a lack of commitment by our employees. The inability of our senior management team to maintain an adequate organizational structure and a proper “tone at the top”, or the inability to attract additional qualified managers or other personnel, could have a material adverse effect on our business.

We may be unable to properly plan inventory purchases or manage new or existing merchandise.
We maintain an inventory of merchandise in our stores and distribution centers, some of which we anticipate will be in high demand. If inventory levels are in excess of customer demand, that may result in inventory write-downs or excessive markdowns and therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our merchandise, particularly higher volume styles, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in lost sales, a negative impact on our customer relationships and/or diminished brand loyalty. While we have begun the process of implementing new computer systems that will enhance our core merchandising, planning and allocating functions, implementing new systems carries substantial risk, including failure to operate as designed, potential loss of data or information, cost overruns, implementation delays, disruption of operations, lower customer satisfaction resulting in lost customers or sales, inability to deliver merchandise to our stores or our customers, and the potential inability to meet reporting requirements. Any of these, individually or in aggregation, could have a material adverse effect on our financial position, results of operations and cash flows.

Product liability costs, related claims, and the cost of compliance with consumer product safety laws such as the CPSIA in the U.S. or the CCPSA in Canada or our inability to comply with such laws could have a material adverse effect on our business and reputation.
We are subject to regulation by the Consumer Product Safety Commission (CPSC) in the U.S., Health Canada in Canada, and similar state, provincial and international regulatory authorities. Although we test the products sold in our stores and on our website, concerns about product safety, including but not limited to concerns about those manufactured in China and/or developing countries, where virtually all of our merchandise is manufactured, may lead us to recall selected products, either voluntarily, or at the direction of a governmental authority or may lead to a lack of consumer acceptance or loss of consumer trust. Product safety concerns, recalls, defects or errors could result in the rejection of our products by customers, damage to our reputation, lost sales, product liability litigation and increased costs, any or all of which could harm our business and have a material adverse effect on our financial position, results of operations and cash flows.
The cost of compliance with current requirements and any future requirements of the CPSC, Health Canada or other state or international regulatory authorities, consumer product safety laws, including initiatives labeled as “green chemistry” and regulatory testing, certification, packaging, labeling and advertising and reporting requirements which recently went into effect under the CPSIA, or changes to existing laws could have a material adverse effect on our financial position, results of operations and cash flows. In addition, any failure to comply with such requirements could result in significant penalties, require us to recall products and harm our reputation, any or all of which could have a material adverse effect on our business, reputation, and financial position, results of operations and cash flows.

We may not be able to identify, evaluate or successfully execute business strategies.

We are continuously seeking new ways to further our brand recognition, expand our channels of distribution and geographical coverage, and improve our operational processes. During Fiscal 2014, we plan to drive additional growth and profitability through our international and wholesale distribution channels. If we fail to achieve or appropriately manage wholesale and international expansion, our results could be materially adversely affected. In Fiscal 2013, we announced the fleet optimization program, which is intended to increase profitability and return on our existing store fleet. Our failure to properly execute our plans, or identify alternative strategies, could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our U.S. distribution center is located in Fort Payne, Alabama. This facility handles all of our warehousing and store fulfillment activities in the U.S., as well as the fulfillment of all of our e-commerce orders in the U.S. Our Canadian distribution center is located in Mississauga, Ontario, Canada. We also use a third-party provider, also located in Mississauga, to support our Canadian e-commerce operations. These Ontario facilities handle all of our warehousing and store fulfillment activities in Canada. On occasion, we may utilize additional facilities to support our seasonal warehousing needs. Damage to, or prolonged interruption of operations at, either facility due to a work stoppage, weather conditions such as a tornado, hurricane or flood, other natural disaster, or other event could have a material adverse effect on our financial condition, results of operations and cash flows.

We face significant competition in the retail industry, which could impact our ability to compete successfully against existing or future competition.
The children's apparel retail market is highly competitive. We compete in substantially all of our markets with Target Corporation, and GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, P.S. from Aeropostale, Justice (a division of The Ascena Retail Group, Inc.), Carter's, Inc., J.C. Penney Company, Inc., Kohl's Corporation and other department stores, as well as other discount stores such as Walmart Stores, Inc. There has been an increase in the number of U.S. retailers expanding into Canada which has resulted in a significant increase in competition in the Canadian market. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. We have observed that Internet retailers operate at a lower cost and do not incur the geographical limitations suffered by traditional brick and mortar stores, giving Internet retailers a competitive advantage to and imposing significant pricing pressure on brick and mortar stores. In addition, our e-commerce store may divert sales from our brick and mortar stores, cannibalizing sales results at our brick and mortar stores. One or more of our competitors are present in virtually all of the areas in which we have stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing and other resources than we have. Increased competition, declining birth rates and increased economic pressure on value seeking consumers could also impact our ability to compete successfully. We may not be able to continue to compete successfully against existing or future competition.
A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could adversely affect our business.
Despite our efforts and technology to secure our computer network, a cyber-attack may bypass our technology and breach our computer network resulting in a material disruption of our computer network.   Despite our due diligence in selecting and

monitoring third party vendors and partners, a similar breach to their computer networks may occur, leading to a material disruption of our computer network and/or a decrease in e-commerce sales and a loss of information valuable to our business, including but not limited to customer information. Such a cyber-attack could result in any of the following:

•
theft, destruction, loss, misappropriation or release of confidential data, intellectual property or customer information, including personally identifiable information such as credit card information;

•	operational or business delays resulting from the disruption of our computer network and subsequent clean-up and mitigation costs and activities;

•	negative publicity resulting in substantial reputation or brand damage with our customers, partners or industry peers; and

•	loss of sales generated through our e-commerce website.

Our systems and procedures are required to meet the Payment Card Industry ("PCI") data security standards, which require periodic audits by independent third parties to assess compliance. Failure to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment by credit or debit cards. There can be no assurance that we will be able to satisfy PCI security standards or to identify security issues in a timely fashion. In addition, PCI is controlled by a limited number of vendors who have the ability to impose changes in PCI's fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses.
Any of the above risks, individually or in aggregation, could substantially damage our reputation and result in lost sales, fines, and/or lawsuits, which in turn could have a material adverse effect on our financial position, results of operations and cash flows. Further, a significant breach of federal, state, provincial, local or international privacy laws could have a material adverse effect on our financial position, results of operations and cash flows.

We regard the protection of our customer, employee, and company data as critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. Any breach involving this data could cause substantial harm to our reputation or result in liability, either of which could have a material adverse effect on our financial position, results of operations and cash flows.
Negative changes in the economy, such as deterioration in the U.S. and/or global economic environment, and resulting declines in consumer confidence and spending, have had and could continue to have an adverse effect on the apparel industry and on our operating results.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary and weak economic periods and also may decline at other times. This is particularly true with our target customer who is a value conscious, lower to middle income mother buying for infants and children based on need rather than based on fashion, trend or impulse. During 2008 and 2009, the global economic environment deteriorated significantly, and remained weak into 2013. Increases in tax rates, declines in real estate values, reduced credit lending by banks, high unemployment levels, increased pressure on value seeking consumers and significant volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has and continues to adversely affect our business as it is dependent on consumer demand for our products. In North America, we have experienced a slowdown in customer traffic and a highly promotional environment. These same conditions exist in Canada and many other international markets. If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings which could materially adversely affect our financial position, results of operations and cash flows.
In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, fluctuating food, fuel and other energy costs, and increases in tax rates. Similarly, natural disasters, political unrest, actual or potential terrorist acts and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases or preventing our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our financial position, results of operations and cash flows.
We may be unable to protect our trademarks and other intellectual property rights.
We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis, including in the countries in which we have business operations or plan to have business operations, including through foreign partners. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks in the United States or Canada. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Also, others may assert proprietary rights in our intellectual property and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States and we may not be successful in attaining our trademarks in foreign countries where we plan to conduct business.

Because certain of our subsidiaries operate outside of the United States, some of our revenues, product costs and other expenses are subject to foreign economic and currency risks.
We have store operations in Canada and buying operations in various locations in Greater Asia, primarily Hong Kong, and we have plans to continue to expand our store operations internationally primarily through franchises.
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
Approximately 13% of our consolidated net sales and approximately 14% of our total operating expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our financial position, results of operations and cash flows. Additionally, we have foreign currency denominated receivables and payables that are not hedged against foreign currency fluctuations. When settled, these receivables and payables could result in significant transaction gains or losses.
We depend on generating sufficient cash flows, together with our existing cash balances and availability under our credit facility, to fund our ongoing operations, capital expenditures, debt service requirements and share repurchase program or payment of dividends.
Our ability to fund our ongoing operations, planned capital expenditures, share repurchase programs, payment of dividends and debt service requirements will depend on our ability to generate cash flows. Our cash flows are dependent on many factors, including:

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

 Most of these factors are beyond our control. It is difficult to predict the impact that general economic conditions will continue to have on consumer spending and our financial results. However, we believe that they will continue to result in reduced spending by our customers, which would reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. In addition, steps that we may take to limit cash outlays, such as delaying the purchase of inventory, may not be successful or could delay the arrival of merchandise for future selling seasons, which could reduce our net sales or profitability. If we are unable to generate sufficient cash flows, we may not be able to fund our ongoing operations, planned capital expenditures, share repurchase programs, payment of dividends and potential debt service requirements and we may be required to seek additional sources of liquidity.
In addition, at February 1, 2014, approximately $124.4 million, or 71%, of our cash was held in foreign subsidiaries. Because our investments in these foreign subsidiaries are considered permanently reinvested, any repatriation of cash from them would require the accrual and payment of U.S. federal and certain state taxes, which would negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without material adverse consequences. In addition, these funds are subject to foreign currency exchange rate fluctuations, which if these rates should move unfavorably, could cause a material decrease in available funds.

Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

Changes in regulatory areas, such as consumer credit, privacy and information security, product safety, healthcare or environmental protection, among others, could cause our expenses to increase. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, privacy laws or data collection and security laws, we could be subject to legal and reputational risk, including government enforcement action and class action civil litigation, which could have a material adverse effect on our financial position, results of operations and cash flows. Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate and/or subject us to significant penalties and interest.

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
Currently, approximately 62% of our stores are located in malls, approximately 22% are located in strip centers, approximately 12% are located in outlet centers and approximately 4% are located in street stores. If any of our landlords should suffer financial difficulty, it could render them unable to fulfill their duties under our lease agreements. Such duties include providing a sufficient number of mall co-tenants, common area maintenance, utilities, and payment of real estate taxes. While we have certain remedies under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities could have a material adverse effect on our financial position, results of operations and cash flows.
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
The SEC is exploring the possibility of requiring all U.S. companies to prepare its financial statements in accordance with International Financial Reporting Standards. The FASB is currently working on a project with its international counterpart, the International Accounting Standards Board, to converge U.S. and International GAAP into one uniform set of accounting rules. The cost of implementing a potentially vast change of financial reporting rules could be material. The effect of changing accounting rules on our financial statements could be significant. Changes to our financial position, results of operations or cash flows could impact our debt covenant ratios or a lender's perception of our financial statements causing an adverse impact on our ability to obtain credit, or could impact investor analyses and perceptions of our business causing the market value of our stock to decrease. In addition, any changes in the current accounting rules, including legislative and other proposals could increase the expenses we report under U.S. GAAP and have a material adverse effect on our financial position, results of operations and cash flows.
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

The threat or actual acts of terrorism continue to be a risk to the global economy. Terrorism and potential military responses, political unrest, natural disasters such as Hurricane Sandy, pandemics or other health issues have disrupted and could disrupt commerce, impact our ability to operate our stores in affected areas, impact our ability to import our products from foreign countries or impact our ability to provide critical functions necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our financial position, results of operations and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending patterns or customer traffic, and thus have a material adverse impact on our financial position, results of operations and cash flows.

ITEM 1B.-UNRESOLVED STAFF COMMENTS
None.

ITEM 2.-PROPERTIES
We lease all of our existing store locations in the United States and Canada, with lease terms expiring through 2024. The average unexpired lease term for our stores is approximately 4.7 years in the United States and approximately 5.5 years in Canada. The leases for most of our existing stores are for initial terms of 10 years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. We anticipate that we will be able to extend those leases which we wish to extend on satisfactory terms as they expire, or relocate to desirable locations.

The following table sets forth information with respect to our non-store locations as of February 1, 2014:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
Fort Payne, AL (1)	Warehouse Distribution Center	700,000	Owned
Ontario, Canada (2)	Warehouse Distribution Center	95,000	4/30/2019
500 Plaza Drive, Secaucus, NJ (3)	Corporate Offices, Design	200,000	5/31/2029
Hong Kong, China (3)	Product Support	28,000	4/30/2015
Shanghai, China (3)	Product Support	2,200	8/31/2016
Gurgaon, India (3)	Product Support	11,000	3/12/2015
Dhaka, Bangladesh (3)	Product Support	5,600	11/30/2015
____________________________________________

(1)	Supports The Children's Place U.S. stores and e-commerce business.

(2)	Supports The Children's Place Canadian stores.

(3)	Supports both The Children's Place U.S. stores, our e-commerce business, The Children's Place Canadian stores and our international franchisees.

During the first quarter of Fiscal 2012, our management approved a plan to exit our West Coast DC and move the operations to the Southeast DC. We ceased operations at the West Coast DC in May 2012. The lease of the West Coast DC expires in March 2016 and we have subleased the majority of this facility through March 2016.
During the third quarter of Fiscal 2012, our management approved a plan to close our Northeast DC and move the operations to the Company's Southeast DC. We ceased operations in the Northeast DC during the fourth quarter of Fiscal 2012. The lease of our Northeast DC expires in January 2021 and during the second quarter of Fiscal 2013, we executed a sublet arrangement for this entire facility through January 2021.
On occasion, we may utilize additional facilities to support seasonal warehousing needs.

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

	High	Low
2013
First Quarter	$51.61	$44.51
Second Quarter	57.06	49.29
Third Quarter	58.02	51.40
Fourth Quarter	57.42	51.88

2012
First Quarter	$53.51	$45.85
Second Quarter	51.70	43.47
Third Quarter	61.75	49.68
Fourth Quarter	61.55	43.78
On March 18, 2014, the last reported sale price of our common stock was $51.81 per share, the number of holders of record of our common stock was approximately 65 and the number of beneficial holders of our common stock was approximately 7,700.
For Fiscal 2013 and prior we did not pay dividends to our stockholders. Our credit facility prohibited the payment of dividends and imposed conditions on our purchases of our common stock. As described in Note 15 of the Notes to our Consolidated Financial Statements, our credit facility has been amended, including to permit the payment of dividends, and we are expanding our capital return program in Fiscal 2014 with the initiation of a quarterly dividend and another $100 million share repurchase authorization.
The Company's Board of Directors has authorized the following share repurchase programs: (1) $100 million on August 18, 2010 (the “2010 Share Repurchase Program”); (2) $100 million on March 3, 2011 (the “2011 Share Repurchase Program”); (3) $50.0 million on March 7, 2012 (the “2012 $50 Million Share Repurchase Program”); and (4) $100.0 million on November 26, 2012 (the “2012 $100 Million Share Repurchase Program”).  At February 1, 2014, there was approximately $14.7 million remaining on the 2012 $100 Million Share Repurchase Program. The 2010 Share Repurchase Program, 2011 Share Repurchase Program and 2012 $50 Million Share Repurchase Program have been completed. On March 3, 2014, the Board of Directors authorized a $100 million share repurchase program (the "2014 Share Repurchase Program"). Under the 2012 $100 Million Share Repurchase Program and the 2014 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

Pursuant to restrictions imposed by our equity plan during black-out periods, we withhold and retire shares of vesting stock awards in exchange for payments to satisfy minimum withholding tax requirements. Our payment of the withholding taxes in exchange for the shares constitutes a purchase of our common stock. Also, we acquire shares of our common stock in conjunction with liabilities owed under a deferred compensation plan, which are held in treasury. The following table summarizes our share repurchases (in thousands):

	Fiscal Year Ended
	February 1, 2014		February 2, 2013
	Shares	Value	Shares	Value
Share repurchases related to:
2011 Share buyback program	—	—	377	19,236
2012 $50 Million Share buyback program	—	—	1,001	50,000
2012 $100 Million Share buyback program (1)	1,296	65,691	420	19,638
Withholding taxes	2	139	2	146
Shares acquired and held in treasury	9	456	10	521

(1)	Subsequent to February 1, 2014 and through March 18, 2014, we repurchased an additional 0.2 million shares for approximately $10.5 million.
The following table provides a month-to-month summary of our share repurchase activity during the 13 weeks ended February 1, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
11/3/13-11/30/13 (1)	7,126	$55.04	6,000	$25,306
12/1/13-1/4/14 (2)	111,551	54.68	111,306	19,235
1/5/14-2/1/14	82,500	55.46	82,500	14,659
Total	201,177	$55.01	199,806	$14,659

(1)	Includes 1,126 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan.
(2) Includes 245 shares withheld to cover taxes in conjunction with the vesting of a stock award.
Equity Plan Compensation Information
On May 20, 2011, our shareholders approved the 2011 Equity Incentive Plan (the "2011 Equity Plan"). Upon adoption of the 2011 Equity Plan, we ceased issuing awards under the 2005 Equity Incentive Plan (together with the 1997 Stock Option Plan, the "Prior Plans"), however, any forfeitures or shares withheld to cover taxes that were related to awards granted under the Prior Plans are added back to shares available for future issuance under the 2011 Equity Plan. The following table provides information as of February 1, 2014, about the shares of our Common Stock that may be issued under our equity compensation plans.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	34,175	$28.77	1,209,826
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	34,175	$28.77	1,209,826
____________________________________________

(1)	Amount consists of 4,175 shares issuable under our 1997 Stock Option Plan and 30,000 shares issuable under our 2005 Equity Incentive Plan.

Performance Graph
The following graph compares the cumulative stockholder return on our common stock with the return on the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade. The graph assumes that $100 was invested on January 31, 2009 in each of our common stock, the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and the CRSP Total Return Index for the NASDAQ Retail Trade.
The table below sets forth the closing price of our Common Stock and the closing indices for the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade on the last day of each of our last six fiscal years.

	2008	2009	2010	2011	2012	2013
The Children's Place---"PLCE"	18.810	31.800	42.270	50.050	49.530	52.670
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	400.522	579.464	742.933	1,011.628	1,163.278	1,518.350
CRSP Total Return Index for the NASDAQ Retail Trade	312.127	463.164	577.479	699.415	827.442	912.911
The table below assumes that $100 was invested on January 31, 2009 in each of our common stock, CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade.

	2008	2009	2010	2011	2012	2013
The Children's Place---"PLCE"	100.000	169.060	224.720	266.08	263.32	280.01
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	100.000	145.970	185.000	198.45	228.7	298.60
CRSP Total Return Index for the NASDAQ Retail Trade	100.000	148.400	185.000	224.09	265.09	292.48

ITEM 6.-SELECTED FINANCIAL DATA
We are the largest pure-play children's specialty apparel retailer in North America. As of February 1, 2014 we operated 1,107 The Children's Place stores across North America and an online store at www.childrensplace.com. The following table sets forth certain historical financial and operating data for The Children's Place Retail Stores, Inc. and its subsidiaries. The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended February 1, 2014. The information contained in this table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and notes thereto included elsewhere herein.

	Fiscal Year Ended (1)
Statement of Operations Data (in thousands, except per share and square footage data):	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$1,765,789	$1,809,486	$1,715,862	$1,673,999	$1,643,587
Cost of sales	1,110,268	1,118,046	1,056,213	1,013,878	991,393
Gross profit	655,521	691,440	659,649	660,121	652,194
Selling, general and administrative expenses	485,653	510,918	477,425	456,558	456,338
Asset impairment charges (2)	29,633	2,284	2,208	2,713	2,200
Other costs (income) (3)	(906)	11,088	—	—	—
Depreciation and amortization	64,858	77,435	74,573	71,640	71,447
Operating income	76,283	89,715	105,443	129,210	122,209
Interest income (expense), net	265	(20)	(690)	(1,530)	(5,731)
Income from continuing operations before income taxes	76,548	89,695	104,753	127,680	116,478
Provision for income taxes	23,522	26,452	30,408	47,920	32,743
Income from continuing operations	53,026	63,243	74,345	79,760	83,735

Diluted income per common share from continuing operations	$2.32	$2.61	$2.90	$2.91	$2.92

Selected Operating Data for Continuing Operations:
Number of Company operated stores open at end of period	1,107	1,095	1,049	995	947
Comparable retail sales increase (decrease)	(2.8)%	2.0%	(2.5)%	(2.5)%	(2.1)%
Average net sales per store (4)	$1,354	$1,393	$1,492	$1,587	$1,634
Average square footage per store (5)	4,704	4,791	4,903	4,943	4,965
Average net sales per square foot (6)	$285	$300	$299	$318	$332

Balance Sheet Data (in thousands):
Working capital (7)	$357,971	$353,729	$357,373	$365,736	$333,525
Total assets	990,630	923,410	866,252	872,762	876,219
Long-term debt	—	—	—	—	—
Stockholders’ equity	616,778	620,949	624,969	626,157	611,125
____________________________________________

(1)	The period ending February 2, 2013 was a 53-week year. All other periods presented were 52-week years.

(2)	Asset impairment charges generally relate to the write-off of fixed assets related to underperforming stores. In Fiscal 2013, asset impairment charges also included the write-off of obsolete systems.

(3)	Other costs include exit costs associated with the closures of the West Coast DC and Northeast DC in Fiscal 2012 and additional sublease agreements executed in Fiscal 2013.

(4)	Average net sales per store represents net sales from stores open throughout the full period divided by the number of such stores.

(5)	Average square footage per store represents the square footage of stores operated on the last day of the period divided by the number of such stores.

(6)	Average net sales per square foot represent net sales from stores open throughout the full period divided by the square footage of such stores.

(7)	Working capital is calculated by subtracting our current liabilities from our current assets.

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
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children's Place”, “we”, “us”, “our” and similar terms refer to The Children's Place Retail Stores, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in our management's discussion and analysis of financial condition and results of operations are defined as follows:

•	Fiscal 2013 - The fifty-two weeks ended February 1, 2014

•	Fiscal 2012 - The fifty-three weeks ended February 2, 2013

•	Fiscal 2011 - The fifty-two weeks ended January 28, 2012

•	Fiscal 2014 - Our next fiscal year representing the fifty-two weeks ending January 31, 2015

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

•	GAAP - Generally Accepted Accounting Principles

•	SEC- The U.S. Securities and Exchange Commission

•
Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce stores, excluding postage and handling fees. Store closures in the current fiscal year will be excluded from comparable retail sales beginning in the fiscal quarter in which management commits to closure. Stores that temporarily close for non- substantial remodeling will be excluded from comparable retail sales for only the period that they were closed.  A store is considered substantially remodeled if it has been relocated or materially changed in size.

•	Gross Margin - Gross profit expressed as a percentage of net sales

•	SG&A - Selling, general and administrative expenses
OVERVIEW
Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell and license to sell fashionable, high-quality, value‑priced merchandise, virtually all of which is under our proprietary “The Children's Place”, "Place" and "Baby Place" brand names. As of February 1, 2014, we operated 1,107 stores across North America and an online store at www.childrensplace.com.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and U.S. revenue from our wholesale partners. Included in The Children's Place International segment are our Canadian based stores, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.
Operating Highlights
Net sales in Fiscal 2013 decreased $43.7 million, or 2.4%, to $1,765.8 million, compared to $1,809.5 million reported in Fiscal 2012. During Fiscal 2013 our Comparable Retail Sales decreased 2.8% compared to an increase of 2.0% during Fiscal 2012. In Fiscal 2013, we opened 53 stores, remodeled 83 stores and closed 41 stores.

As a percentage of net sales, SG&A decreased 70 basis points to 27.5% during Fiscal 2013 from 28.2% during Fiscal 2012. Managing company-wide expenses has been a key focus for the entire organization, and we were able to manage store and administrative payroll effectively during Fiscal 2013, particularly during the slow traffic weeks in the stores.

During Fiscal 2013, we reported net income of $53.0 million, or $2.32 per diluted share, compared to $63.2 million, or $2.61 per diluted share, in Fiscal 2012.
We continued our international store expansion program with our franchise partners opening 19 additional stores in the Middle East during Fiscal 2013, bringing our total store count to 35. Additionally, during Fiscal 2013, we expanded our existing franchise agreement to expand into Egypt and the Commonwealth of Independent States and signed a franchise agreement with the Fox Group to open stores in Israel beginning in Fiscal 2014.
Our business has been adversely affected by the weakness in the U.S. and Canadian economic environments. Factors such as high unemployment levels, a highly promotional retail environment and lower consumer retail traffic and a series of storms and below freezing temperatures brought on by the polar vortex at the end of Fiscal 2013 have negatively affected our business.
During Fiscal 2013, we made progress on two important strategic initiatives underway to enhance profitability and improve overall operating results. As part of our fleet optimization initiative, we completed a comprehensive review of our store portfolio and made the decision to close approximately125 stores through 2016, which includes the 41 stores closed during Fiscal 2013 and the 30 stores expected to close in Fiscal 2014. Store impairment charges related to this initiative of $20.5 million were recorded because of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates. Additionally, we are devoting significant time and resources to the ongoing implementation of our long term systems plan, including enhancing system capabilities to incorporate industry best practices, and to meet the requirements of our international franchisees and wholesale customers. Accordingly, we recorded asset impairment charges of $9.1 million and incurred $1.2 million of SG&A expenses related to the write-down of some previously capitalized development costs and obsolete systems.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes the average translation rates most impacting our operating results:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Average Translation Rates (1)
Canadian Dollar	0.9647	1.0024	1.0101
Hong Kong Dollar	0.1289	0.1289	0.1285
China Yuan Renminbi	0.1630	0.1586	0.1552
____________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. The rates represent the U.S. dollar equivalent of each foreign currency.

For Fiscal 2013, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of $8.9 million, $3.9 million and $0.9 million, respectively. Net sales are affected only by the Canadian dollar translation rates. In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its inventory purchases which are priced in U.S. dollars. The effect of the exchange rate on these purchases was a decrease to our gross profit of approximately $0.9 million in Fiscal 2013.

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
Inventory Valuation— We value inventory at the lower of cost or market (“LCM”), with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the LCM calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our LCM reserve as of February 1, 2014 would have impacted net income by approximately $0.4 million.  Our reserve balance at February 1, 2014 was approximately $4.3 million compared to $2.4 million at February 2, 2013.
Additionally, we adjust our inventory based upon an annual physical inventory, which is taken during the last quarter of the fiscal year.  Based on the results of our historical physical inventories, an estimated shrink rate is used for each successive quarter until the next annual physical inventory, or sooner if facts or circumstances should indicate differently.  A 1% difference in our shrinkage rate as a percentage of cost of goods sold could impact each quarter's net income by approximately $0.5 million.
Stock-Based Compensation— We account for stock-based compensation according to the provisions of the “Compensation—Stock Compensation” topic of the FASB ASC.
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned, and these awards have an additional service period requirement ("Performance Awards"). Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the employee can earn from 50% to 200% of their Target Shares. Performance Awards generally cliff vest after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of our common stock on the grant date.  Effective with the adoption of the 2011 Equity Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our Fiscal 2013 net income by approximately $0.7 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance periods. To the extent that actual operating results for future years differ from our estimates, our performance share compensation expense could be different. For Performance Awards in which the performance period has not yet concluded a 25% increase or decrease in our future annual projected operating income would have caused an approximate $0.8 million increase or $0.5 million decrease, respectively, to stock-based compensation expense for Fiscal 2013.
Stock Options
We have not issued stock options since fiscal 2008; however, certain issued stock options remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at February 1, 2014.
Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of February 1, 2014 would have impacted net income by approximately $0.6 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  With the exception of the current fleet optimization program, historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At February 1, 2014, the average net book value per store was approximately $0.2 million.
Income Taxes—We utilize the liability method of accounting for income taxes as set forth in the “Income Taxes” topic of the FASB ASC.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.  If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
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
Our assets measured at fair value on a nonrecurring basis include long-lived assets. We review the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 inputs.
Recently Adopted Accounting Standards
In February 2013, the FASB issued guidance finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires the registrant to disclose either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. In the first quarter of Fiscal 2013, we adopted the guidance and determined that there were no significant amounts reclassified in the current period or prior periods that would require enhanced disclosure.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses decreased approximately 70 basis points to 27.5% of net sales during Fiscal 2013 from 28.2% during Fiscal 2012.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	62.9	61.8	61.6
Gross profit	37.1	38.2	38.4
Selling, general and administrative expenses	27.5	28.2	27.8
Asset impairment charge	1.7	0.1	0.1
Other (income) costs	(0.1)	0.6	—
Depreciation and amortization	3.7	4.3	4.3
Operating income	4.3	5.0	6.1
Interest (expense), net	—	—	—
Income before income taxes	4.3	5.0	6.1
Provision for income taxes	1.3	1.5	1.8
Net income	3.0%	3.5%	4.3%
Number of stores operated by the Company, end of period	1,107	1,095	1,049
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales:
The Children’s Place U.S.	$1,528,276	$1,557,549	$1,489,795
The Children’s Place International	237,513	251,937	226,067
Total net sales	$1,765,789	$1,809,486	$1,715,862

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Gross profit:
The Children’s Place U.S.	$558,156	$584,081	$553,755
The Children’s Place International	97,365	107,359	105,894
Total gross profit	$655,521	$691,440	$659,649
Gross Margin:
The Children’s Place U.S.	36.5%	37.5%	37.2%
The Children’s Place International	41.0%	42.6%	46.8%
Total gross margin	37.1%	38.2%	38.4%
Fiscal 2013 Compared to Fiscal 2012
Net sales decreased by $43.7 million to $1,765.8 million during Fiscal 2013 from $1,809.5 million during Fiscal 2012, which was a 53 week year. Net sales for the comparable 52 weeks in Fiscal 2012 were $1,783.4 million. Our comparable 52 week net sales decrease of $17.6 million resulted from a Comparable Retail Sales decrease of 2.8%, or $20.0 million and $8.9 million from unfavorable changes in the Canadian exchange rate, partially offset by an $11.3 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales.  Our 2.8% decrease in Comparable Retail Sales was primarily the result of a 2% decrease in the number of transactions and a 1% decrease in the average dollar transaction size.  Total e-commerce sales, which include postage and handling, increased to 13.9% of net sales during Fiscal 2013 from 11.9% during Fiscal 2012.
The Children’s Place U.S. net sales decreased $29.2 million, or 1.9%, to $1,528.3 million during Fiscal 2013 compared to $1,557.5 million during Fiscal 2012, which was a 53 week year.  Net sales for the comparable 52 weeks in Fiscal 2012 were $1,535.9 million. Our comparable 52 week net sales decrease of $7.6 million resulted from a U.S. Comparable Retail Sales decrease of 2.3%, or $10.6 million, partially offset by a $3.0 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales.  Our 2.3% decrease in U.S. Comparable Retail Sales was primarily the result of a 1% decrease in the number of transactions and a 1% decrease in the average dollar transaction size.  Total U.S. e-commerce sales, which include postage and handling, increased to 14.8% of The Children's Place U.S. net sales during Fiscal 2013 from 12.9% during Fiscal 2012.
The Children’s Place International net sales decreased $14.4 million, or 5.7%, to $237.5 million during Fiscal 2013 compared to $251.9 million during Fiscal 2012, which was a 53 week year.  Net sales for the comparable 52 weeks in Fiscal 2012 were $247.5 million. Our comparable 52 week net sales decrease of $10.0 million resulted from a Canadian Comparable Retail Sales decrease of 6.8%, or $9.4 million and $8.9 million from unfavorable changes in the Canadian exchange rate, partially offset by an $8.3 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales.  Our 6.8% decrease in Canadian Comparable Retail Sales was the result of a 6% decrease in the number of transactions and a 1% decrease in the average dollar transaction size.  Total Canadian e-commerce sales, which include postage and handling, increased to 8.2% of The Children's Place International net sales during Fiscal 2013 from 5.2% during Fiscal 2012.
During Fiscal 2013, we opened 53 stores, consisting of 48 in the United States and five in Canada. We closed 41 stores in Fiscal 2013, 40 in the United States and one in Canada.
Gross profit decreased by $35.9 million to $655.5 million during Fiscal 2013 from $691.4 million during Fiscal 2012.  Consolidated Gross Margin decreased approximately 110 basis points to 37.1% during Fiscal 2013 from 38.2% during Fiscal

2012. The decrease in consolidated Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales and higher supply chain costs partially offset by lower cost of goods sold as a percentage of net sales.
Gross Margin at The Children's Place U.S. decreased approximately 100 basis points from 37.5% in Fiscal 2012 to 36.5% in Fiscal 2013.  This decrease resulted primarily from a de-leverage of fixed costs due to negative U.S. Comparable Retail Sales and higher supply chain costs partially offset by lower cost of goods sold as a percentage of net sales.
Gross Margin at The Children's Place International decreased approximately 160 basis points from 42.6% in Fiscal 2012 to 41.0% in Fiscal 2013.  This decrease resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales and higher supply chain costs partially offset by lower cost of goods sold as a percentage of net sales.
Selling, general and administrative expenses decreased $25.2 million to $485.7 million during Fiscal 2013 from $510.9 million during Fiscal 2012. As a percentage of net sales SG&A decreased approximately 70 basis points to 27.5% during Fiscal 2013 from 28.2% during Fiscal 2012 and primarily included the following variances:

•
store expenses decreased approximately $20.8 million, or 80 basis points, primarily related to expense reduction initiatives in payroll, particularly during the slow traffic weeks in the stores, supplies and maintenance costs;

•
marketing expenses decreased approximately $3.3 million, or 20 basis points, resulting from decreased direct mailings, signage advertising and radio advertising due to lower costs from moving more towards digital platforms; partially offset by

•	an increase in performance-based compensation of approximately $7.9 million, or 50 basis points.
Asset impairment charges were $29.6 million during Fiscal 2013, $20.5 million of which related to 127 stores, 106 of which were fully impaired and 21 of which were partially impaired. These store impairment charges were recorded as a result of reduced cash flows from revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates. Additionally, we recorded asset impairment charges of $9.1 million related to a determination that certain information technology development costs previously incurred were no longer relevant and that certain information technology systems were obsolete. Asset impairment charges were $2.3 million related to six underperforming stores during Fiscal 2012.
Other (income) costs were $(0.9) million and $11.1 million during Fiscal 2013 and Fiscal 2012, respectively and consist of exit activities related to management's decision to close our West Coast DC and Northeast DC.
Depreciation and amortization was $64.9 million during Fiscal 2013 compared to $77.4 million during Fiscal 2012. Depreciation and amortization in Fiscal 2012 was impacted by $7.7 million of accelerated depreciation associated with the closing of the Northeast DC and $1.6 million of accelerated depreciation associated with early remodels of certain Canadian stores. Excluding the effect of these items, depreciation and amortization was $68.1 million, or 3.8% of net sales in Fiscal 2012 compared to 3.7% of net sales in Fiscal 2013.
Provision for income taxes was $23.5 million during Fiscal 2013 compared to $26.5 million during Fiscal 2012.  Our effective tax rate was 30.7% and 29.5% during Fiscal 2013 and Fiscal 2012, respectively. The increase in rate for Fiscal 2013 compared to Fiscal 2012 primarily relates to the mix of income between high tax jurisdictions and low taxed jurisdictions in 2013 compared to 2012 partially offset by a larger reversal of unrecognized tax benefits during 2013 as compared to 2012.
Net income was $53.0 million during Fiscal 2013 compared to $63.2 million during Fiscal 2012, due to the factors discussed above.  Diluted earnings per share was $2.32 in Fiscal 2013 compared to $2.61 in Fiscal 2012.  This decrease in earnings per diluted share is due to lower net income partially offset by a lower diluted weighted average number of common shares outstanding of approximately 1.4 million shares, virtually all of which is related to our share repurchase programs.
Fiscal 2012 Compared to Fiscal 2011
Net sales increased by $93.6 million to $1,809.5 million during Fiscal 2012 from $1,715.9 million during Fiscal 2011.  Our net sales increase resulted from a $63.2 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales and a Comparable Retail Sales increase of 2.0%, or $31.3 million, partially offset by $0.9 million from unfavorable changes in the Canadian exchange rate.  Our 2.0% increase in Comparable Retail Sales was primarily the result of a 1% increase in the average dollar transaction size and a 1% increase in the number of transactions. Total e-commerce sales, which include postage and handling, increased to 11.9% of sales during Fiscal 2012 from 10.3% during Fiscal 2011.
The Children’s Place U.S. net sales increased $67.7 million, or 4.5%, to $1,557.5 million during Fiscal 2012 compared to $1,489.8 million during Fiscal 2011.  This increase resulted from a $39.2 million increase in sales from new stores and other sales that did not qualify as comparable sales and a 2.0% increase in Comparable Retail Sales, or $28.5 million. Comparable Retail Sales increased primarily due to a 1% increase in the number of transactions and a 1% increase in the average dollar transaction size.

The Children’s Place International net sales increased $25.8 million, or 11.4%, to $251.9 million during Fiscal 2012 compared to $226.1 million during Fiscal 2011.  This increase resulted primarily from a $23.9 million increase in sales from new stores and other sales that did not qualify as comparable sales and an increase in Comparable Retail Sales of 1.4%, or $2.8 million, partially offset by a $0.9 million decrease resulting from unfavorable changes in the Canadian exchange rates. The increase in Comparable Retail Sales was primarily the result of a 1% increase in the number of transactions.
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
Gross Margin at The Children's Place International decreased approximately 420 basis points from 46.8% in Fiscal 2011 to 42.6% in Fiscal 2012.  This decrease resulted primarily from higher cost of goods sold as a percentage of net sales of approximately 220 basis points, de-leverage of supply chain costs and other fixed costs of 170 basis points and a decrease of 30 basis points due to the impact of lower margins on revenue from international franchisees.
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

Provision for income taxes was $26.5 million during Fiscal 2012 compared to $30.4 million during Fiscal 2011.  The decrease of $3.9 million is due to a $15.1 million decrease in income before income taxes.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs follow a seasonal pattern, peaking during the third fiscal quarter when inventory is purchased for the back-to-school and holiday selling seasons.  Our primary uses of cash are the financing of new store openings, other capital projects, the repurchases of our common stock and working capital requirements, which are principally inventory purchases. In March 2014, our Board of Directors instituted the payment of a quarterly cash dividend.
Our working capital increased $4.3 million to $358.0 million at February 1, 2014 compared to $353.7 million at February 2, 2013.  This change is due to higher inventory and short-term investment balances mostly offset by increased accounts payable and accrued expenses and other current liabilities. We have leveraged our relationships with many vendors and now settle these payables on more favorable terms.
During Fiscal 2013, under our share repurchase programs, we repurchased approximately 1.3 million shares for approximately $65.7 million.  Subsequent to February 1, 2014 and through March 18, 2014, we repurchased an additional 0.2 million shares for approximately $10.5 million.
At February 1, 2014, our credit facility provided for borrowings up to the lesser of $150.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At February 1, 2014, our borrowing base was $150.0 million, we had no outstanding borrowings, $11.1 million of outstanding letters of credit, $138.9 million of availability for borrowings and a sublimit availability for letters of credit of $113.9 million. Subsequent to February 1, 2014, our credit facility was amended, including to provide for borrowings up to the lesser of $200 million or our borrowing base.
As of February 1, 2014, we had approximately $174.0 million of cash and cash equivalents, of which $124.4 million of cash and cash equivalents was held in foreign subsidiaries, of which approximately $95.9 million was in our Canadian subsidiaries, $19.0 million was in our Hong Kong subsidiaries and $9.5 million was in our other subsidiaries. As of February 1, 2014 we also had short-term investments of $62.5 million in Hong Kong. Because all of our investments in our foreign subsidiaries are considered permanently and fully reinvested, any repatriation of cash from them would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.

We expect to be able to meet our working capital and capital expenditure requirements by using our cash on hand, cash flows from operations and availability under our credit facility.
Credit Facility
We and certain of our domestic subsidiaries maintain a credit agreement with Wells Fargo Bank, National
Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as
lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender (the
“Credit Agreement”). The Credit Agreement has been amended from time to time and the provisions below reflect all amendments except as otherwise indicated.

At February 1, 2014, the Credit Agreement consisted of a $150 million asset based revolving credit facility, with a $125 million sublimit for standby and documentary letters of credit and an accordion feature that could provide up to $75 million of additional availability, of which $25 million was committed. On March 4, 2014, the Credit Agreement was amended to extend the term until August 2018 and to increase the revolving credit limit from $150 million to $200 million, with a $50 million sublimit for standby and documentary letters of credit and an accordion feature that could provide up to $25 million of additional availability, none of which is committed. Revolving credit loans outstanding under the Credit Agreement bear interest, at our option, at:

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
The Credit Agreement contains covenants which include conditions on stock buybacks and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of the Company's U.S. assets excluding intellectual property, software, equipment and fixtures.
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
As of February 1, 2014, we have capitalized an aggregate of approximately $3.7 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at February 1, 2014 was $1.3 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
The table below presents the components (in millions) of our credit facility as of indicated dates:

	February 1, 2014	February 2, 2013
Credit facility maximum	$150.0	$150.0
Borrowing base	150.0	150.0

Outstanding borrowings	—	—
Letters of credit outstanding—merchandise	1.2	27.1
Letters of credit outstanding—standby	9.9	10.6
Utilization of credit facility at end of period	11.1	37.7

Availability (1)	$138.9	$112.3

Interest rate at end of period	3.8%	3.8%

	Fiscal 2013	Fiscal 2012
Average end of day loan balance during the period	$—	$—
Highest end of day loan balance during the period	10.4	1.1
Average interest rate	3.8%	4.0%
____________________________________________

(1)	The sublimit availability for letters of credit was $113.9 million and $87.3 million at February 1, 2014 and February 2, 2013, respectively.
In conjunction with the March 4, 2014 amendment described above we paid $0.3 million in additional deferred financing costs.

Cash Flows/Capital Expenditures
During Fiscal 2013, cash flows provided by operating activities were $173.5 million compared to $205.0 million during Fiscal 2012.  The net decrease of $31.5 million in cash from operating activities resulted primarily from higher inventories, primarily due to the timing of inventory receipts and lower net income. During Fiscal 2012, cash flows provided by operating activities were $205.0 million compared to $156.1 million during Fiscal 2011. The net increase of $48.9 million in cash from operating activities resulted primarily from cash inflows of $63.9 million related to the timing of payments on accounts payable and other current liabilities and cash inflows of $18.7 million related to the timing of income tax payables, net of prepayments partially offset by higher cash outflows of $30.6 million related to inventories, primarily due to the timing of inventory receipts. During Fiscal 2012, we began to leverage our relationships with many vendors and now settle these payables on more favorable terms.
Cash flows used in investing activities were $119.7 million during Fiscal 2013 compared to $105.2 million during Fiscal 2012. This net increase of $14.5 million was due to the purchase of short-term investments of $47.5 million in Fiscal 2013 compared to $15.0 million in Fiscal 2012 partially offset by an approximate $17.6 million decrease in purchases of property and equipment. Cash flows used in investing activities were $105.2 million during Fiscal 2012 compared to $77.7 million during Fiscal 2011. This net increase of $27.5 million primarily resulted from the purchase of a $15.0 million short-term investment, $10.4 million more purchases of property and equipment and by the release of $2.4 million of restricted cash during Fiscal 2011.
During Fiscal 2013, cash flows used in financing activities were $64.1 million compared to $82.3 million during Fiscal 2012.  This net decrease of $18.2 million primarily resulted from a decrease of $23.2 million in purchases of our common stock during Fiscal 2013, virtually all related to our share repurchase programs. During Fiscal 2012, cash flows used in financing activities were $82.3 million compared to $85.0 million during Fiscal 2011. This net decrease of $2.7 million primarily resulted from a decrease of $2.7 million in purchases of our common stock, virtually all related to our share repurchase programs.
For Fiscal 2014, we estimate that total capital expenditures will be in the range of $80 to $85 million. Our planned capital expenditures for Fiscal 2014 reflects the anticipated opening of 35 stores and remodeling of 51 stores compared to 53 store openings and 83 remodels in Fiscal 2013. Approximately $30 million of our planned capital expenditures is expected to provide for new store openings and remodels, and we anticipate receiving approximately $2.8 million in related lease incentives during Fiscal 2014. The remainder of our Fiscal 2014 capital expenditure budget will be utilized for information technology, including merchandising and e-commerce systems, and other initiatives.
 Our ability to meet our capital requirements in Fiscal 2014 depends on our ability to generate cash flows from operations and our available borrowings under our credit facility. Cash flow generated from operations depends on our ability to achieve our financial plans. We believe that cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months. Further, we do not expect the current economic conditions to prevent us from meeting our cash requirements. In Fiscal 2013, Fiscal 2012 and Fiscal 2011, our cash generated from operations along with existing cash on hand provided sufficient funds for our capital requirements.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following tables summarize our contractual and commercial obligations as of February 1, 2014:

	Payment Due By Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$943,382	$159,276	$275,166	$211,791	$297,149
New store and remodel capital expenditure commitments(2)	3,300	3,300	—	—	—
Total---Contractual Obligations	$946,682	$162,576	$275,166	$211,791	$297,149

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Credit facilities	$—	$—	$—	$—	$—
Purchase commitments(3)	335,711	335,711	—	—	—
Merchandise letters of credit	1,200	1,200	—	—	—
Standby letters of credit(4)	9,900	9,900	—	—	—
Total---Other Commercial Commitments	$346,811	$346,811	$—	$—	$—

Total---Contractual Obligations and Other Commercial Commitments	$1,293,493	$509,387	$275,166	$211,791	$297,149
____________________________________________

(1)
Certain of our operating leases include common area maintenance and other charges in our monthly rental expense. For other leases which do not include these charges in the minimum lease payments, we incur monthly charges, which are billed and recorded separately. These additional charges approximated 55% of our minimum lease payments over the last three fiscal years. Additionally, our minimum lease obligation does not include contingent rent based upon sales volume, which represented approximately 0.7% of our minimum lease payments over the last three fiscal years.

(2)	As of February 1, 2014, we had executed 11 leases for new stores. This amount represents our estimate of the capital expenditures required to open and begin operating the new stores.

(3)	Represents purchase orders for merchandise for re-sale of approximately $310.0 million and equipment, construction and other non-merchandise commitments of approximately $25.7 million.

(4)	Represents letters of credit issued to landlords, banks and insurance companies.
We self-insure and purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits, as described in Note 1 of the Notes to our Consolidated Financial Statements. Insurance reserves of approximately $5.5 million are included in other long term liabilities as of February 1, 2014. The long-term portion represents the total amount estimated to be paid beyond one year. We are not able to further estimate in which periods the long-term portion will be paid.
As discussed more fully in Note 11 of the Notes to our Consolidated Financial Statements, our long-term liabilities include unrecognized tax benefits of approximately $5.8 million, which includes $1.4 million of accrued interest and penalties, at February 1, 2014. We cannot make a reasonable estimate of the amount and period of related future payments for any of this amount.
We have an employment agreement with our Chief Executive Officer, which provides for cash severance of two times the sum of base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason”. As of February 1, 2014, these cash severance benefits approximated $6.1 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $22.9 million of cash severance benefits should they either be terminated or voluntarily terminate their employment due to a degradation of duties as defined in their agreement.
Subsequent Events
Our Board of Directors authorized a quarterly cash dividend of $0.1325 per share to be paid April 17, 2014 for shareholders of record on the close of business on March 27, 2014. The Board has also approved an additional $100 million share repurchase authorization as part of our strategy to return excess capital to shareholders, and on March 4, 2014, we amended our existing credit facility to permit the payment of dividends and increase our line of credit to $200 million from $150 million. We also announced the decision to change our name from "The Children's Place Retail Stores, Inc." to "The Children’s Place, Inc." which more accurately reflects our strategic positioning as a leading, global children’s brand.

Off-Balance Sheet Arrangements
None.

QUARTERLY RESULTS AND SEASONALITY
Our quarterly results of operations have fluctuated and are expected to continue to fluctuate materially depending on a variety of factors, including overall economic conditions, the timing of new store openings and related pre-opening and other startup costs, net sales contributed by new stores, increases or decreases in Comparable Retail Sales, weather conditions (such as unseasonable temperatures or storms), shifts in timing of certain holidays, and changes in our merchandise mix and pricing strategy, including changes to address competitive factors. The combination and severity of one or more of these factors could result in material fluctuations.
The following table sets forth certain statement of operations data and selected operating data for each of our last four fiscal quarters. Quarterly information for Fiscal 2012 is included in Note 14 of the Notes to our Consolidated Financial Statements. The quarterly statement of operations data and selected operating data set forth below were derived from our unaudited consolidated financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (in thousands, except per share data) (unaudited):

	Fiscal Year Ended February 1, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$423,164	$382,448	$492,680	$467,497
Gross profit	163,268	126,182	201,761	164,310
Selling, general and administrative expenses	119,008	124,408	123,521	118,716
Asset impairment charges	—	21,766	—	7,867
Other (income) costs	(1,023)	61	200	(144)
Depreciation and amortization	16,824	15,593	16,473	15,968
Operating income (loss)	28,459	(35,646)	61,567	21,903
Income (loss) before income taxes	28,519	(35,646)	61,649	22,026
Provision (benefit) for income taxes	9,247	(12,010)	19,910	6,375
Net income (loss)	19,272	(23,636)	41,739	15,651

Diluted earnings (loss) per share	$0.83	$(1.05)	$1.84	$0.69
Diluted weighted average common shares outstanding	23,289	22,514	22,628	22,652

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of February 1, 2014, we had no borrowings under the credit facility.  During Fiscal 2013, borrowings were not material and any change in interest rates would not have a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  We do not hedge these net investments nor are we party to any derivative financial instruments.  Our investments in our Canadian and Asian subsidiaries are considered to be long-term. As of February 1, 2014, net assets in our Canadian and Hong Kong subsidiaries were $118.6 million and $61.8 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $11.9 million and $6.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of February 1, 2014, we had approximately $124.4 million of our cash and cash equivalents held in foreign countries, of which approximately $95.9 million was in Canada, approximately $19.0 million was in Hong Kong and approximately $9.5 million was in other foreign countries. As of February 1, 2014, we held $62.5 million of short-term investments in Hong Kong.
Foreign Operations
Approximately 13% of our consolidated net sales and approximately 14% of our total operating expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Fiscal 2013 net sales could have decreased or increased by approximately $22.1 million and total costs and expenses could have decreased or increased by approximately $26.3 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At February 1, 2014, we had foreign currency denominated receivables and payables, including inter-company balances, of $9.1 million and $17.5 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.
We import a large percentage of our merchandise from China and Bangladesh.  Consequently, any significant or sudden change in China’s and/or Bangladesh's political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on our financial position, results of operations and cash flows.

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

Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of February 1, 2014. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of February 1, 2014, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 1, 2014. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on our internal control over financial reporting, which is included herein.
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
Secaucus, New Jersey:

We have audited The Children’s Place Retail Stores, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, The Children’s Place Retail Stores, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Children’s Place Retail Stores, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2014 and our report dated March 20, 2014 expressed an unqualified opinion thereon.
/S/ BDO USA, LLP

New York, NY
March 20, 2014

ITEM 9B.-OTHER INFORMATION
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be set forth in the Company's proxy statement for its 2014 annual meeting of stockholders to be filed within 120 days after February 1, 2014 (the “Proxy Statement”) and is incorporated by reference herein.

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
Secaucus, New Jersey:

We have audited the accompanying consolidated balance sheets of The Children’s Place Retail Stores, Inc. and subsidiaries (the “Company”) as of February 1, 2014 and February 2, 2013 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Children’s Place Retail Stores, Inc. and subsidiaries at February 1, 2014 and February 2, 2013, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Children’s Place Retail Stores, Inc. and subsidiaries’ internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 20, 2014 expressed an unqualified opinion thereon.
/S/ BDO USA, LLP
New York, NY
March 20, 2014

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 1, 2014	February 2, 2013

ASSETS
Current assets:
Cash and cash equivalents	$173,997	$194,128
Short-term investments	62,500	15,000
Accounts receivable	25,960	18,490
Inventories	322,422	266,976
Prepaid expenses and other current assets	33,582	40,927
Deferred income taxes	10,859	9,714
Total current assets	629,320	545,235
Long-term assets:
Property and equipment, net	312,149	330,101
Deferred income taxes	45,806	43,678
Other assets	3,355	4,396
Total assets	$990,630	$923,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$150,652	$87,461
Income taxes payable	1,039	2,459
Accrued expenses and other current liabilities	119,658	101,586
Total current liabilities	271,349	191,506
Long-term liabilities:
Deferred rent liabilities	88,563	92,598
Other tax liabilities	5,755	7,864
Other long-term liabilities	8,185	10,493
Total liabilities	373,852	302,461
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 22,230 and 23,179 issued; 22,197 and 23,155 outstanding	2,223	2,318
Additional paid-in capital	226,521	215,691
Treasury stock, at cost (33 and 24 shares)	(1,575)	(1,119)
Deferred compensation	1,575	1,119
Accumulated other comprehensive income (loss)	(1,529)	13,258
Retained earnings	389,563	389,682
Total stockholders’ equity	616,778	620,949
Total liabilities and stockholders’ equity	$990,630	$923,410
 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Net sales	$1,765,789	$1,809,486	$1,715,862
Cost of sales (exclusive of depreciation and amortization)	1,110,268	1,118,046	1,056,213

Gross profit	655,521	691,440	659,649

Selling, general and administrative expenses	485,653	510,918	477,425
Asset impairment charges	29,633	2,284	2,208
Other (income) costs	(906)	11,088	—
Depreciation and amortization	64,858	77,435	74,573

Operating income	76,283	89,715	105,443
Interest expense (income), net	265	(20)	(690)

Income before income taxes	76,548	89,695	104,753
Provision for income taxes	23,522	26,452	30,408

Net income	$53,026	$63,243	$74,345

Earnings per common share
Basic	$2.35	$2.63	$2.92
Diluted	$2.32	$2.61	$2.90

Weighted average common shares outstanding
Basic	22,537	24,092	25,459
Diluted	22,835	24,276	25,668

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Net income	$53,026	$63,243	$74,345
Other Comprehensive Income:
Foreign currency translation adjustment	(14,787)	378	(419)
Comprehensive income	$38,239	$63,621	$73,926

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Value	Equity
BALANCE, January 29, 2011	26,136	$2,613	$209,960	$—	$400,285	$13,299	—	$—	$626,157
Exercise of stock options	188	19	6,806						6,825
Excess tax benefits from stock-based compensation			532						532
Vesting of stock awards	331	34	(34)						—
Stock-based compensation expense			9,286						9,286
Purchase and retirement of shares	(1,944)	(195)	(16,391)		(75,171)				(91,757)
Change in cumulative translation adjustment						(419)			(419)
Deferral of common stock into deferred compensation plan				598			(14)	(598)	—
Net income					74,345				74,345
BALANCE, January 28, 2012	24,711	2,471	210,159	598	399,459	12,880	(14)	(598)	624,969
Exercise of stock options	68	6	2,179						2,185
Excess tax benefits from stock-based compensation			4,941						4,941
Vesting of stock awards	200	20	(20)						—
Stock-based compensation expense			14,253						14,253
Purchase and retirement of shares	(1,800)	(179)	(15,821)		(73,020)				(89,020)
Change in cumulative translation adjustment						378			378
Deferral of common stock into deferred compensation plan				521			(10)	(521)	—
Net income					63,243				63,243
BALANCE, February 2, 2013	23,179	2,318	215,691	1,119	389,682	13,258	(24)	(1,119)	620,949
Exercise of stock options	49	5	1,474						1,479
Excess tax benefits from stock-based compensation			211						211
Vesting of stock awards	300	30	(30)						—
Stock-based compensation expense			21,210						21,210
Stock-based compensation capital			520						520
Purchase and retirement of shares	(1,298)	(130)	(12,555)		(53,145)				(65,830)
Change in cumulative translation adjustment						(14,787)			(14,787)
Deferral of common stock into deferred compensation plan				456			(9)	(456)	—
Net income					53,026				53,026
BALANCE, February 1, 2014	22,230	$2,223	$226,521	$1,575	$389,563	$(1,529)	(33)	($1,575)	$616,778

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,026	$63,243	$74,345
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	64,858	77,435	74,573
Stock-based compensation	21,210	14,253	9,286
Excess tax benefits from stock-based compensation	(211)	(4,941)	(532)
Asset impairment charges	29,633	2,284	2,208
Deferred taxes	(3,552)	1,973	2,269
Deferred rent expense and lease incentives	(11,999)	(5,347)	(14,892)
Other	6,891	(597)	1,475
Changes in operating assets and liabilities:
Inventories	(58,941)	(28,828)	1,804
Prepaid expenses and other assets	(6,039)	(1,131)	806
Income taxes payable, net of prepayments	3,441	15,639	(3,090)
Accounts payable and other current liabilities	73,609	63,277	(617)
Deferred rent and other liabilities	1,544	7,782	8,468
Total adjustments	120,444	141,799	81,758
Net cash provided by operating activities	173,470	205,042	156,103
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(72,606)	(90,182)	(79,764)
Purchase of short-term investments	(47,500)	(15,000)	—
Release of restricted cash	—	—	2,351
Change in company-owned life insurance policies	406	(38)	(246)
Net cash used in investing activities	(119,700)	(105,220)	(77,659)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for letters of credit under revolving credit facility	124,289	134,865	117,263
Repayments for letters of credit under revolving credit facility	(124,289)	(134,865)	(117,263)
Purchase and retirement of common stock, including transaction costs	(65,830)	(89,020)	(91,757)
Exercise of stock options	1,479	2,185	6,825
Excess tax benefits from stock-based compensation	211	4,941	532
Deferred financing costs	—	(363)	(628)
Net cash used in financing activities	(64,140)	(82,257)	(85,028)
Effect of exchange rate changes on cash	(9,761)	(92)	(418)
Net (decrease) increase in cash and cash equivalents	(20,131)	17,473	(7,002)
Cash and cash equivalents, beginning of period	194,128	176,655	183,657
Cash and cash equivalents, end of period	$173,997	$194,128	$176,655

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$24,826	$10,030	$37,257
Cash paid during the year for interest	499	704	1,273
Increase (decrease) in accrued purchases of property and equipment	(5,924)	(1,824)	1,414

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Children's Place Retail Stores, Inc. and subsidiaries (the “Company”) is the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories and shoes for children from newborn to ten years of age. The Company designs, contracts to manufacture and sells and licenses to sell high-quality, value-priced merchandise, virtually all of which is under the proprietary “The Children's Place”, "Place" and "Baby Place" brand names. As of February 1, 2014, the Company operated 1,107 The Children's Place stores throughout North America and an Internet store at www.childrensplace.com. As part of its merchandise procurement process, the Company maintains business operations in Asia. The Company's corporate offices are in New Jersey and it has one distribution facility in the United States and one in Canada.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and U.S. revenue from the Company's wholesale partners. Included in The Children's Place International segment are the Company's Canadian based stores, as well as revenue from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com.  As of February 1, 2014, The Children’s Place U.S. operated 974 stores and The Children’s Place International operated 133 stores.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company's notes to consolidated financial statements are defined as follows:

•	Fiscal 2013 - The fifty-two weeks ended February 1, 2014

•	Fiscal 2012 - The fifty-three weeks ended February 2, 2013

•	Fiscal 2011 - The fifty-two weeks ended January 28, 2012

•	Fiscal 2014 - The Company's next fiscal year representing the fifty-two weeks ending January 31, 2015

•	SEC- The U.S. Securities and Exchange Commission

•	GAAP - Generally Accepted Accounting Principles

•	FASB- Financial Accounting Standards Board

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
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries. Intercompany balances and transactions have been eliminated. As of February 1, 2014, the Company does not have any investments in unconsolidated affiliates. The “Consolidation” topic of the FASB ASC is considered when determining whether an entity is subject to consolidation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Short-term Investments
Short-term investments consist of investments which the Company expects to convert into cash within one year, including time deposits, which have original maturities greater than 90 days. The Company classifies its investments in securities at the time of purchase as held-to-maturity and reevaluates such classifications on a quarterly basis. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost which approximates fair value. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company's consolidated statements of cash flows.
Revenue Recognition
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $1.8 million and $0.7 million as of February 1, 2014 and February 2, 2013, respectively, for Internet sales shipped but not yet received by the customer. Sales tax collected from customers is excluded from revenue.
An allowance for estimated sales returns is calculated based upon the Company's sales return experience and is recorded in accrued expenses and other current liabilities. The allowance for estimated sales returns was approximately $1.8 million and $2.3 million as of February 1, 2014 and February 2, 2013, respectively.
The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities. After two years, the Company recognizes breakage income for the estimated portion of unredeemed gift cards. The Company recognized gift card breakage income of approximately $1.5 million, $1.5 million and $1.2 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, and is recorded in selling, general and administrative expenses.

In October 2012, the Company launched a new points based customer loyalty program to replace the old program that was restricted to the Company's private label credit card customers. In this program, customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. The Company has developed an estimated value of each point earned based on the awards customers can attain less a reasonable breakage rate. The value of each point earned is recorded as deferred revenue. Deferred revenue for loyalty points as of February 1, 2014 and February 2, 2013 was $5.4 million and $3.0 million, respectively.

During Fiscal 2012, the Company began an international store expansion program through territorial agreements with franchisees. At February 1, 2014, the Company's franchisees had a total of 35 stores open in the Middle East. The Company generates revenues from the franchisees from the sale of product, sales royalties and territory fees. The Company records gross sales and cost of goods sold on the sale of product to franchisees when the franchisor takes ownership of the product. The Company records gross sales for royalties when the franchisee sells the product to their customers. Under current agreements the Company receives a fee from each franchisee for exclusive territorial rights. The Company records this territorial fee as deferred revenue and amortizes the fee into gross sales over the life of the territorial agreement. Deferred revenue for franchisees as of February 1, 2014 and February 2, 2013 was $0.9 million and $0.6 million, respectively.

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
Cost of Sales (exclusive of depreciation and amortization)
In addition to the cost of inventory sold, the Company includes buying, design and distribution expenses, shipping and handling costs on merchandise sold directly to customers, and letter of credit fees in its cost of sales. The Company records all occupancy costs in its cost of sales, except administrative office buildings, which are recorded in selling, general and administrative expenses. All depreciation is reported on a separate line on the Company's consolidated statements of operations.
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
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels and above.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance Awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement. Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the Target Shares can be earned anywhere from zero up to a maximum number as defined in the award agreement, which historically has been 200%. Performance Awards generally cliff vest after a three year service period.  As required by her employment contract, the Performance Award granted to the Company's Chief Executive Officer and President has a one year vest period. The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of the Company’s common stock on the grant date.  Effective with the adoption of the Equity Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of the Company’s common stock on the grant date.  Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.
Earnings per Common Share
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
In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net income	$53,026	$63,243	$74,345

Basic weighted average common shares	22,537	24,092	25,459
Dilutive effect of stock awards	298	184	209
Diluted weighted average common shares	22,835	24,276	25,668
Antidilutive stock awards	32	10	80
Accounts Receivable
Accounts receivable consists of credit and debit card receivables, franchisee and wholesale receivables, landlord construction allowance receivables and other miscellaneous items. Credit and debit card receivables represent credit and debit card sales for which the respective third party service company has yet to remit the cash. The unremitted balance approximates the last few days of related sales for each reporting period. Bad debt associated with these sales is not material. Landlord construction allowance receivables represent landlord contributions to our construction costs of building out the related real estate, primarily new and remodeled stores. Total construction costs are capitalized as property and equipment and the landlord construction allowances are recorded as a lease incentive, a component of deferred rent, which is amortized as a reduction of rent expense over the lease term.
Insurance and Self-Insurance Reserves
The Company self-insures and purchases insurance policies to provide for workers' compensation, general liability and property losses, as well as director and officer's liability, vehicle liability and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. The Company records the current portions of employee medical benefits, workers compensation and general liability reserves in accrued expenses and other current liabilities. As of February 1, 2014 and February 2, 2013, the current portions of these reserves were approximately $7.1 million and $7.8 million, respectively. The Company records the long-term portions of employee medical benefits, workers' compensation and general liability reserves in other long-term liabilities. As of February 1, 2014 and February 2, 2013, the long-term portions of these reserves were approximately $5.5 million and $4.4 million, respectively.
Property and Equipment
Property and equipment are stated at cost. Leasehold improvements are depreciated on a straight-line basis over the life of the lease or the estimated useful life of the asset. All other property and equipment is depreciated on a straight-line basis based upon their estimated useful lives, which generally range from three to twenty-five years. Repairs and maintenance are expensed as incurred.
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
During the third quarter of Fiscal 2012, management approved a plan to close the Company's distribution center in Dayton, New Jersey ("Northeast DC") and move the operations to its Southeast DC. The Company ceased operations in the Northeast DC during the fourth quarter of fiscal 2012. The lease of its Northeast DC expires in January 2021 and during the second quarter of Fiscal 2013, the Company executed a sublet arrangement for this facility.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table provides details of the remaining accruals for the West Coast DC and Northeast DC (dollars in thousands):

	One-time Termination Benefits	Lease Termination Costs	Other Associated Costs	Total
Balance at January 28, 2012	$—	$—	$—	$—
Restructuring costs	447	7,968	2,673	11,088
Payments and other adjustments	(447)	408	(2,673)	(2,712)
Balance at February 2, 2013	—	8,376	—	8,376
Restructuring costs	—	(1,413)	507	(906)
Payments and other adjustments	—	(4,284)	(507)	(4,791)
Balance at February 1, 2014	$—	$2,679	$—	$2,679
Deferred Financing Costs
The Company capitalizes costs directly associated with acquiring third party financing. Deferred financing costs are included in other assets and are amortized on a straight-line basis as interest expense over the term of the related indebtedness. At February 1, 2014, deferred financing costs, net of accumulated amortization of $2.4 million, were approximately $1.3 million. At February 2, 2013, deferred financing costs, net of accumulated amortization of $2.0 million, were approximately $1.6 million.
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
Pre-opening Costs
Store pre-opening costs consist primarily of occupancy costs, payroll, supply, and marketing expenses, and are expensed as incurred in selling, general and administrative expenses. Pre-opening costs were $3.3 million, $4.0 million and $5.9 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
Advertising and Marketing Costs
The Company expenses the cost of advertising over the period the advertising is run or displayed. Included in selling, general and administrative expenses for Fiscal 2013, Fiscal 2012 and Fiscal 2011 are advertising and other marketing costs of approximately $33.8 million, $37.1 million and $37.4 million, respectively.
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
Income Taxes
We utilize the liability method of accounting for income taxes as set forth in the “Income Taxes” topic of the FASB ASC.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which the basis

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
differences and tax assets are expected to be realized.  A valuation allowance is recorded when it is more likely than not that any of the deferred tax assets will not be realized.  In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.  If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
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
Foreign Currency Translation
The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with the “Foreign Currency Matters” topic of the FASB ASC, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity. The Company also transacts certain business in foreign denominated currencies, primarily its Canadian subsidiary purchases inventory in U.S. Dollars, and there are intercompany charges between various subsidiaries. In Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company recorded realized and unrealized gains (losses) on such transactions of approximately $0.5 million, $0.1 million and $0.0 million, respectively.
Legal Contingencies
The Company reserves for the outcome of litigation and contingencies when it determines an adverse outcome is probable and can estimate losses. Estimates are adjusted as facts and circumstances require. The Company expenses the costs to resolve litigation as incurred, net of amounts, if any, recovered through our insurance coverage.
Retained Earnings
Prior to March 4, 2014, the Company was restricted from paying dividends in cash under its credit facility agreement (see Note 15). There are no other restrictions on the Company's retained earnings.
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
The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 inputs. Long-lived assets, primarily comprised of property and equipment, held and used with a carrying amount of $44.4 million were written down to their fair value, resulting in an impairment charge of $29.6 million, which was included in earnings for Fiscal 2013. For Fiscal 2012, long-lived assets held and used with a carrying amount of $3.1 million were written down to their fair value, resulting in an impairment charge of $2.3 million, which was included in earnings for Fiscal 2012. For Fiscal 2011, long-lived assets held and used with a carrying amount of $2.9 million were written down to their fair value, resulting in an impairment charge of $2.2 million, which was included in earnings for Fiscal 2011.
Recently Issued Accounting Updates
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

2. STOCKHOLDERS’ EQUITY
The Company's Board of Directors authorized the following share repurchase programs: (1) $100 million on August 18, 2010 (the “2010 Share Repurchase Program”); (2) $100 million on March 3, 2011 (the “2011 Share Repurchase Program”); (3) $50.0 million on March 7, 2012 (the “2012 $50 Million Share Repurchase Program”); and (4) $100.0 million on November 26, 2012 (the “2012 $100 Million Share Repurchase Program”).  At February 1, 2014, there was approximately $14.7 million remaining on the 2012 $100 Million Share Repurchase Program. The 2010 Share Repurchase Program, 2011 Share Repurchase Program and 2012 $50 Million Share Repurchase Program have been completed. Under the 2012 $100 Million Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
Pursuant to restrictions imposed by the Company's equity plan during black-out periods, the Company withholds and retires shares of vesting stock awards in exchange for payments to satisfy minimum withholding tax requirements. The Company's payment of the withholding taxes in exchange for the shares constitutes a purchase of its common stock.
The Company acquires shares of its common stock in conjunction with liabilities owed under a deferred compensation plan, which are held in treasury. The following table summarizes the Company's share repurchases (in thousands):

	Fiscal Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Shares	Value	Shares	Value	Shares	Value
Share repurchases related to:
2010 Share buyback program	—	$—	—	$—	213	$10,102
2011 Share buyback program	—	—	377	19,236	1,712	80,764
2012 $ 50 Million Share buyback program	—	—	1,001	50,000	—	—
2012 $100 Million Share buyback program (1)	1,296	65,691	420	19,638	—	—
Withholding taxes	2	139	2	146	19	891
Shares acquired and held in treasury	9	456	10	521	14	598

(1)	Subsequent to February 1, 2014 and through March 18, 2014, the Company repurchased an additional 0.2 million shares for approximately $10.5 million.

Subsequent to February 1, 2014, the Company's credit facility was amended, including to permit the payment of dividends and provide for borrowings up to the lesser of $200 million or its borrowing base.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired for Fiscal 2013, Fiscal 2012 and Fiscal 2011, approximately $53.1 million, $73.0 million and $75.2 million was charged to retained earnings, respectively.

3. STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Deferred Awards	$12,873	$11,109	$9,109
Performance Awards	8,337	3,144	177
Total stock-based compensation expense (1)	$21,210	$14,253	$9,286
____________________________________________
(1)    A portion of stock-based compensation is included in cost of sales. Approximately $2.8 million, $1.7 million and $1.3 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expense.

The Company recognized a tax benefit related to stock-based compensation expense of $8.5 million, $5.6 million and $3.7 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
Awards Granted During Fiscal 2013
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during Fiscal 2013. Awards were issued in connection with annual performance reviews, new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually.  Deferred Awards granted to the Board of Directors vest generally after one year. In general, the Performance Awards have three annual performance periods and one three-year cumulative performance period and, if earned, vest upon completion of the three year performance period. As required by her employment contract, the Performance Award granted to the Company's Chief Executive Officer and President has a one year vest period. Depending on the final adjusted operating income for the Company's performance periods, the percentage of Target Shares earned can be 0% and range up to 200%.

Unfavorable weather conditions across the country resulted in the Company achieving revenues which were well below operating plan for the first quarter of Fiscal 2013. As a result, prior to the end of the first quarter of Fiscal 2013, the Board of Directors chose to revise the operating plan for the 2013 fiscal year. The Board revised the plan in a manner which required management to reverse the first quarter trends and to achieve results for the remainder of Fiscal 2013 which exceeded the results attained during the comparable period in Fiscal 2012. Following the Board action, the Compensation Committee revised the performance target (and related threshold and maximum) for purposes of the Company's Performance Awards granted during the first quarter of Fiscal 2013 to bring them in line with the revised operating plan. However, in order to take into account the first quarter of Fiscal 2013 results, the revised threshold, target and maximum levels were set such that achievement of the revised performance target for Fiscal 2013 will result in less than the number of Target Shares being earned. The revisions to Performance Award targets resulted in an increase to stock-based compensation expense of $2.2 million for the Company's Fiscal 2013.

At February 1, 2014, the Company had 1,209,826 shares available for grant under the Equity Plan.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)
Changes in the Company’s Unvested Stock Awards during Fiscal 2013, Fiscal 2012 and Fiscal 2011
Deferred Awards

	Fiscal Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Deferred Awards at beginning of year	560	$49.53	406	$47.96	356	$36.91
Granted	395	48.93	518	49.06	334	50.76
Vested (1)	(205)	49.46	(198)	45.33	(186)	34.23
Forfeited	(59)	48.82	(166)	49.22	(98)	43.49
Unvested Deferred Awards at end of year	691	$49.27	560	$49.53	406	$47.96
____________________________________________

(1)
In Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company withheld shares of 2,089, 2,200 and 18,793, respectively, to satisfy minimum withholding tax requirements. These shares were immediately retired.

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $21.3 million as of February 1, 2014, which will be recognized over a weighted average period of approximately 2.4 years.

The fair value of Deferred Awards held by the Company's employees that vested during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was approximately $9.8 million, $10.0 million and $8.6 million, respectively.

Performance Awards

	Fiscal Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Number of Performance Shares	Weighted Average Grant Date Fair Value	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Performance Awards at beginning of year	172	$48.59	6	$46.08	151	$25.16
Granted	204	47.89	230	48.51	227	51.45
Vested	(95)	49.84	(2)	45.79	(144)	24.10
Net shares in excess of (less than) target	—	—	(13)	51.40	(198)	51.26
Forfeited	(14)	47.55	(49)	47.37	(30)	52.49
Unvested Performance Awards at end of year	267	$47.67	172	$48.59	6	$46.08
____________________________________________

(1)	For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.

Based on the current number of Performance Awards expected to be earned, the total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $4.0 million as of February 1, 2014, which will be recognized over a weighted average period of approximately 1.9 years.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)
The fair value of Performance Awards held by the Company's employees that vested during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was approximately $5.0 million, $0.1 million and $7.1 million, respectively.
Stock Options
No stock options were issued during Fiscal 2013, Fiscal 2012 and Fiscal 2011 and at February 1, 2014, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Fiscal 2013 were as follows:

	Fiscal Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding at beginning of year	84	$30.08	154	$30.98	351	$33.93
Granted	—	—	—	—	—	—
Exercised (1)	(49)	31.06	(68)	32.03	(188)	36.21
Forfeited	(1)	27.11	(2)	12.07	(9)	37.09
Options outstanding at end of year (2)	34	$28.77	84	$30.08	154	$30.98
Options exercisable at end of year (2)	34	$28.77	84	$30.08	154	$30.98
____________________________________________

(1)	The aggregate intrinsic value of options exercised was approximately $0.9 million, $1.3 million and $2.7 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

(2)	The aggregate intrinsic value of options outstanding and exercisable at the end of Fiscal 2013, Fiscal 2012 and Fiscal 2011 was approximately $0.8 million, $1.6 million and $2.9 million, respectively.

The following table summarizes information regarding options outstanding at February 1, 2014:

		Options Outstanding and Exercisable
Range of Exercise Prices		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$22.02	$31.63	33	28.53	3.9
$31.89	$42.15	1	37.41	0.9
		34	$28.77	3.8

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	February 1, 2014	February 2, 2013
Property and equipment:
Land and land improvements	—	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548
Material handling equipment	10-15 yrs	48,345	48,346
Leasehold improvements	3-15 yrs	350,451	391,311
Store fixtures and equipment	3-10 yrs	234,151	265,030
Capitalized software	5-7 yrs	63,874	65,885
Construction in progress	—	43,213	34,433
		778,985	843,956
Less accumulated depreciation and amortization		(466,836)	(513,855)
Property and equipment, net		$312,149	$330,101
The Company conducted a review of its store portfolio using business hurdles management designed to enhance profitability and improve overall operating results. Based on this review, the Company compiled a list of underperforming stores targeted for closure (the “Disposition List”). As a result of this review the Company closed 41 stores in Fiscal 2013. The Company also identified additional underperforming stores for which the Company will review its options for improving their financial performance, including but not limited to negotiating occupancy relief, in order to achieve the business hurdles. If these stores are unable to do so, then the Company will move them to the Disposition List.

At February 1, 2014, the Company performed impairment testing on 1,066 stores with a total net book value of $156.9 million. During Fiscal 2013, the Company recorded $20.5 million of store impairment charges primarily related to 127 underperforming stores, of which 106 were fully impaired and 21 were partially impaired. Of the 127 underperforming stores 109 were in the U.S. and 18 were in Canada. As of February 1, 2014, the aggregate net book value of the stores that were partially impaired was approximately $2.2 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows. Consistent with its impairment policy, the Company concluded that changes in circumstances affecting the carrying value of stores included on the Disposition List required the Company to review all stores included on the Disposition List regardless of whether the store had been open for at least two years. Impairment charges for all stores were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates.
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
At February 2, 2013, the Company performed impairment testing on 1,045 stores with a total net book value of $175.3 million. During Fiscal 2012, the Company recorded $2.3 million of impairment charges primarily related to six underperforming stores, of which two were fully impaired and four were partially impaired. All underperforming stores were in the U.S.
At January 28, 2012, the Company performed impairment testing on 920 stores with a total net book value of $141.5 million. During Fiscal 2011, the Company recorded $2.2 million of impairment charges primarily related to seven underperforming stores, of which four were fully impaired and three were partially impaired. All underperforming stores were in the U.S.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT (Continued)
During Fiscal 2013, the Company capitalized approximately $19.5 million of external software costs and approximately $8.7 million of internal programming and development costs, of which $0.5 million was related to stock-based compensation. During Fiscal 2012, the Company capitalized approximately $12.9 million of external software costs and approximately $3.8 million of internal programming and development costs. During Fiscal 2011, the Company capitalized approximately $18.7 million of external software costs and approximately $4.9 million of internal programming and development costs. Amortization expense of capitalized software was approximately $7.0 million, $7.4 million and $7.8 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
 As of February 1, 2014, the Company had approximately $10.2 million in property and equipment for which payment had not been made, which was included in accrued expenses and other current liabilities.

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

At February 1, 2014, the Credit Agreement consisted of a $150 million asset based revolving credit facility, with a $125 million sublimit for standby and documentary letters of credit and an accordion feature that could provide up to $75 million of additional availability, of which $25 million was committed. On March 4, 2014, the Credit Agreement was amended to extend the term until August 2018 and to increase the revolving credit limit from $150 million to $200 million, with a $50 million sublimit for standby and documentary letters of credit and an accordion feature that could provide up to $25 million of additional availability, none of which is committed. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

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
As of February 1, 2014, the Company has capitalized an aggregate of approximately $3.7 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at February 1, 2014 was

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT FACILITY (Continued)
$1.3 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
The table below presents the components (in millions) of the Company’s credit facility as of the periods indicated:

	February 1, 2014	February 2, 2013
Credit facility maximum	$150.0	$150.0
Borrowing base	150.0	150.0

Outstanding borrowings	—	—
Letters of credit outstanding—merchandise	1.2	27.1
Letters of credit outstanding—standby	9.9	10.6
Utilization of credit facility at end of period	11.1	37.7

Availability (1)	$138.9	$112.3

Interest rate at end of period	3.8%	3.8%

	Fiscal 2013	Fiscal 2012
Average end of day loan balance during the period	$—	$—
Highest end of day loan balance during the period	10.4	1.1
Average interest rate	3.8%	4.0%
____________________________________________

(1)	The sublimit availability for letters of credit was $113.9 million and $87.3 million at February 1, 2014 and February 2, 2013, respectively.
In conjunction with the March 4, 2014 amendment described above the Company paid $0.3 million in additional deferred financing costs.
Letter of Credit Fees
Letter of credit fees approximated $0.2 million in each of Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, and are included in cost of sales.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INTEREST EXPENSE (INCOME), NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Interest income	$1,123	$988	$959
Tax-exempt interest income	—	—	7
Total interest income	1,123	988	966

Less:
Interest expense – credit facilities	120	146	196
Unused line fee	305	422	881
Amortization of deferred financing fees	364	364	472
Other interest and fees	69	76	107
Total interest expense	858	1,008	1,656
Interest expense (income), net	$265	$(20)	$(690)

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets are comprised of the following (in thousands):

	February 1, 2014	February 2, 2013
Prepaid property expense	$20,933	$21,789
Prepaid income taxes	3,930	9,617
Prepaid maintenance contracts	3,124	4,493
Prepaid insurance	2,582	2,471
Other	3,013	2,557
Prepaid expenses and other current assets	$33,582	$40,927

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	February 1, 2014	February 2, 2013
Customer liabilities	$31,247	$28,147
Accrued salaries and benefits	27,597	28,901
Accrued store expenses	8,410	4,950
Accrued construction-in-progress	8,277	4,251
Accrued real estate expenses	7,172	6,000
Sales taxes and other taxes payable	6,689	7,805
Accrued freight	5,267	1,918
Accrued marketing	5,075	1,324
Accrued insurance	4,676	4,594
Accrued professional fees	2,369	1,428
Accrued short-term restructuring costs	941	3,637
Other	11,938	8,631
Accrued expenses and other current liabilities	$119,658	$101,586

9.	COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company leases all of its stores, offices and distribution facilities (except the Ft. Payne, Alabama distribution center which the Company owns), and certain office equipment, store fixtures and automobiles, under operating leases expiring through 2024. The leases require fixed minimum annual rental payments plus, under the terms of certain leases, additional payments for taxes, other expenses and additional rent based upon sales.
Store, office and distribution facilities minimum rent, contingent rent and sublease income are as follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Minimum rentals	168,112	166,022	162,761
Additional rent based upon sales	943	1,270	1,059
Sublease income	(1,138)	(369)	(106)

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENCIES (Continued)
Future minimum annual lease payments under the Company's operating leases at February 1, 2014 were as follows (in thousands):

Minimum Operating Lease Payments
2014	$159,276
2015	144,353
2016	130,813
2017	114,743
2018	97,048
Thereafter	297,149
Total minimum lease payments	$943,382
New Store and Remodel Capital Commitments
As of February 1, 2014, the Company executed 11 leases for new stores. The Company estimates the capital expenditures required to open and begin operating these stores will be approximately $3.3 million.
Purchase Commitments
As of February 1, 2014, the Company has entered into various purchase commitments for merchandise for re-sale of approximately $310.0 million and approximately $25.7 million for equipment, construction and other non-merchandise commitments.
Employment Agreements
The Company has an employment agreement with its President and Chief Executive Officer, which provides for severance of two times the sum of base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason”. As of February 1, 2014, these cash severance benefits approximated $6.1 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $22.9 million of cash severance benefits should they either be terminated or voluntarily terminate their employment due to a degradation of duties as defined in their agreement.

10. LEGAL AND REGULATORY MATTERS
The Company is involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

11.	INCOME TAXES
The components of income before taxes are as follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
U.S.	$36,487	$36,948	$47,101
Foreign	40,061	52,747	57,652
Total	$76,548	$89,695	$104,753

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES (Continued)
The components of the Company's provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Current -
Federal	$13,240	$7,575	$6,984
State	4,371	5,230	6,462
Foreign	9,463	11,674	14,693
Total current	27,074	24,479	28,139
Deferred -
Federal	(1,513)	3,045	1,542
State	(731)	(762)	1,590
Foreign	(1,308)	(310)	(863)
Total deferred	(3,552)	1,973	2,269
Tax provision as shown on the consolidated statements of operations	$23,522	$26,452	$30,408
Effective tax rate	30.7%	29.5%	29.0%
A reconciliation between the calculated tax provision on income based on statutory rates in effect and the effective tax rate for is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Calculated income tax provision at federal statutory rate	$26,792	$31,393	$36,664
State income taxes, net of federal benefit	2,366	2,904	5,234
Foreign tax rate differential	(7,224)	(9,044)	(7,064)
Deemed repatriation of foreign income and reversals thereof	—	—	(870)
Nondeductible expenses	1,792	1,611	1,373
Unrecognized tax benefit	(1,347)	(743)	(3,729)
Change in valuation allowance	447	1,395	—
Other	696	(1,064)	(1,200)
Total tax provision	$23,522	$26,452	$30,408

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES (Continued)
The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

	February 1, 2014	February 2, 2013
Current –
Assets
Inventory	1,067	1,538
Reserves	13,256	12,376
Total current assets	14,323	13,914
Liabilities-prepaid expenses	(3,464)	(4,200)
Total current, net	10,859	9,714
Noncurrent –
Property and equipment	18,446	18,519
Deferred rent	14,325	13,598
Equity compensation	6,792	4,401
Reserves and other	6,243	7,160
Net operating loss carryover and other tax credits	1,842	1,395
Capital loss carryover	1,560	1,560
Total noncurrent, gross	49,208	46,633
Valuation allowance	(3,402)	(2,955)
Net noncurrent	45,806	43,678
Total deferred tax asset, net	$56,665	$53,392
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
As of February 1, 2014, the Company has not provided Federal taxes on approximately $201.3 million of unremitted earnings of its foreign subsidiaries. The Company intends to reinvest these earnings to fund expansion in these and other markets outside the U.S. Accordingly, the Company has not provided any provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, the Company has concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
The Company has a capital loss carryforward (“CLC”) of approximately $3.9 million, which will expire in 2015, if unused. The Company has foreign net operating loss carryforwards of approximately $2.7 million which do not expire. The Company also has an Alternative Minimum Tax credit ("AMT") in Puerto Rico of approximately $1.2 million which does not expire.
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Company has concluded that it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally the CLC in the U.S., the foreign net operating loss carryforwards and the AMT credit in Puerto Rico.   Accordingly, a valuation allowance has been established for these tax benefits.  However, to the extent that tax benefits related to these are realized in the future, the reduction of the valuation allowance will reduce income tax expense accordingly.

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
The Company's income taxes payable have been reduced by the tax benefits from employee stock plan awards. For stock options, the Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of the exercise and the exercise price. For Deferred Awards and Performance Awards, the Company receives an income tax benefit upon the award's vesting equal to the tax effect of the underlying stock's fair market value.
A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	February 1, 2014	February 2, 2013
Beginning Balance	$5,919	$6,935
Additions for current year tax positions	490	475
Additions for prior year tax positions	349	100
Reductions for prior year tax positions	(54)	(158)
Settlements	(851)	(39)
Reductions due to a lapse of the applicable statute of limitations	(1,441)	(1,394)
	$4,412	$5,919
Approximately $4.6 million of unrecognized tax benefits at February 1, 2014 would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that there may be a reduction of approximately $1.8 million of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities and statute of limitations expirations.
The Company accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At February 1, 2014 and February 2, 2013 accrued interest and penalties included in unrecognized tax benefits were approximately $1.4 million and $1.9 million, respectively. Interest, penalties and reversals, thereof, net of taxes, was a benefit of $0.4 million, $0.2 million and $0.8 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Included in income tax expense for Fiscal 2011, the Company recorded a benefit of approximately $3.7 million related to unrecognized tax benefits primarily as a result of settlements with taxing authorities and statute of limitations expirations.
The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. During fiscal 2009, the Company completed the U.S. Federal income tax audit for fiscal years 2008 and prior. The Company, with certain exceptions, is no longer subject to income tax examinations by state and local or foreign tax authorities for tax years before fiscal 2010.

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
The 401(k) Plan is available for all U.S. employees who have completed 90 days of service with the Company. Following guidance in IRS Notice 98-52 related to the design‑based alternative, or “safe harbor,” 401(k) plan method, the Company modified its 401(k) Plan for Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant's contribution and 50% of the next 2% of the participant's contribution and the Company match contribution vests immediately. For highly compensated associates, the Company matches the lesser of 50% of the participant's contribution or 2.5% of the participant's covered compensation and the Company match contribution vests over 5 years. The Company's matching contributions were approximately $2.2 million, $2.0 million, and $1.8 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.3 million and $0.7 million at February 1, 2014 and February 2, 2013, respectively.  The cash surrender value of the COLIs, which reflects the underlying assets at fair value, was approximately $0.3 million and $0.7 million and at February 1, 2014 and February 2, 2013, respectively.  Company stock was $1.6 million and $1.1 million at February 1, 2014 and February 2, 2013, respectively.
Other Plans
Under statutory requirements, the Company contributes to retirement plans for its Canadian, Puerto Rican and Asian operations. Contributions under these plans were approximately $0.3 million in Fiscal 2013 and $0.2 million in each of Fiscal 2012 and Fiscal 2011.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and U.S. revenue from the Company's wholesale partners. Included in The Children's Place International segment are the Company's Canadian based stores and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of February 1, 2014, The Children’s Place U.S. operated 974 stores and The Children’s Place International operated 133 stores. As of February 2, 2013, The Children’s Place U.S. operated 966 stores and The Children’s Place International operated 129 stores.
The following tables provide segment level financial information for Fiscal 2013, Fiscal 2012 and Fiscal 2011 (dollars in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales:
The Children’s Place U.S.	$1,528,276	$1,557,549	$1,489,795
The Children’s Place International (1)	237,513	251,937	226,067
Total net sales	$1,765,789	$1,809,486	$1,715,862
Gross profit:
The Children’s Place U.S.	$558,156	$584,081	$553,755
The Children’s Place International	97,365	107,359	105,894
Total gross profit	$655,521	$691,440	$659,649
Gross Margin:
The Children’s Place U.S.	36.5%	37.5%	37.2%
The Children’s Place International	41.0%	42.6%	46.8%
Total gross margin	37.1%	38.2%	38.4%
Operating income:
The Children’s Place U.S. (2)	$60,267	$68,346	$76,531
The Children’s Place International (4)(5)	16,016	21,369	28,912
Total operating income	$76,283	$89,715	$105,443

Operating income as a percent of net sales:
The Children’s Place U.S.	3.9%	4.4%	5.1%
The Children’s Place International	6.7%	8.5%	12.8%
Total operating income	4.3%	5.0%	6.1%
Depreciation and amortization:
The Children’s Place U.S. (3)	$55,595	$65,066	$64,788
The Children’s Place International (5)	9,263	12,369	9,785
Total depreciation and amortization	$64,858	$77,435	$74,573
Capital expenditures:
The Children’s Place U.S.	$64,486	$75,945	$66,690
The Children’s Place International	8,120	14,237	13,074
Total capital expenditures	$72,606	$90,182	$79,764

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	SEGMENT INFORMATION (Continued)

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

(2)
Includes exit costs (income) associated with the closures of the West Coast DC and Northeast DC of approximately $(0.9) million and $11.1 million for Fiscal 2013 and Fiscal 2012, respectively. Also includes a $25.4 million impairment charge for Fiscal 2013 and a $2.1 million impairment charge for Fiscal 2012. Also includes additional costs incurred related to restructuring, severance and reorganizations of approximately $4.2 million and $3.9 million for Fiscal 2013 and Fiscal 2012, respectively.

(3)	Includes approximately $7.7 million of accelerated depreciation associated with the closure of the Northeast DC for Fiscal 2012.

(4)	Includes a $4.2 million impairment charge for Fiscal 2013.
(5) Includes accelerated depreciation associated with the remodel of certain Canadian stores of approximately $1.6 million for Fiscal 2012.

	February 1, 2014	February 2, 2013
Total assets:
The Children’s Place U.S.	$824,893	$746,911
The Children’s Place International	165,737	176,499
Total assets	$990,630	$923,410

Geographic Information
The Company's long-lived assets are located in the following countries:

	February 1, 2014	February 2, 2013
Long-lived assets (1):
United States	$283,059	$294,123
Canada	31,046	39,571
Asia	1,399	803
Total long-lived assets	$315,504	$334,497
____________________________________________

(1)	The Company's long-lived assets are comprised of net property and equipment and other assets.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)
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

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)
The following tables reflect quarterly consolidated statements of income for the periods indicated (unaudited):

	Fiscal Year Ended February 1, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Net sales	$423,164	$382,448	$492,680	$467,497
Gross profit	163,268	126,182	201,761	164,310
Selling, general and administrative expenses	119,008	124,408	123,521	118,716
Asset impairment charges	—	21,766	—	7,867
Other costs (income)	(1,023)	61	200	(144)
Depreciation and amortization	16,824	15,593	16,473	15,968
Operating income (loss)	28,459	(35,646)	61,567	21,903
Income (loss) before income taxes	28,519	(35,646)	61,649	22,026
Provision (benefit) for income taxes	9,247	(12,010)	19,910	6,375
Net income (loss)	19,272	(23,636)	41,739	15,651

Diluted earnings (loss) per share	$0.83	$(1.05)	$1.84	$0.69
Diluted weighted average common shares outstanding	23,289	22,514	22,628	22,652
____________________________________________
(1) Significant items impacting the fourth quarter of Fiscal 2013 include approximately $7.9 million of asset impairment charges and $2.0 million of additional costs related to store dispositions.

	Fiscal Year Ended February 2, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Net sales	$438,508	$360,826	$500,928	$509,224
Gross profit	178,645	114,705	209,533	188,557
Selling, general and administrative expenses	122,283	120,671	131,875	136,089
Asset impairment charges	1,250	280	539	215
Other costs (income)	834	3,062	570	6,622
Depreciation and amortization	17,218	17,482	23,023	19,712
Operating income (loss)	37,060	(26,790)	53,526	25,919
Income (loss) before income taxes	37,009	(26,820)	53,503	26,003
Provision (benefit) for income taxes	12,275	(8,896)	16,198	6,875
Net income (loss)	24,734	(17,924)	37,305	19,128

Diluted earnings (loss) per share	$1.00	$(0.74)	$1.54	$0.80
Diluted weighted average common shares outstanding	24,691	24,249	24,293	23,789
____________________________________________

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

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

15.	SUBSEQUENT EVENTS
Subsequent to February 1, 2014 and through March 18, 2014, the Company repurchased an additional 0.2 million shares for approximately $10.5 million, which brought the total under the 2012 $100 Million Share Repurchase Program to approximately $95.8 million.
The Company's Board of Directors authorized a quarterly cash dividend of $0.1325 per share to be paid April 17, 2014 for shareholders of record on the close of business on March 27, 2014. The quarterly dividend is the first for The Children’s Place since becoming a public company in 1997. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

The Board has also approved an additional $100 million share repurchase authorization as part of the Company’s strategy to return excess capital to shareholders. This share repurchase authorization permits the Company to repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions, and the Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

On March 4, 2014, the Company amended its existing credit facility to permit the payment of dividends and increase its line of credit to $200 million from $150 million, with a $50 million sublimit for standby and documentary letters of credit and an accordion feature that could provide up to $25 million of additional availability, none of which is committed. It also extended the agreement an additional year to August 2018. For more information see Note 5 of the Notes to our Consolidated Financial Statements.

The Company also announced the decision to change its name from "The Children's Place Retail Stores, Inc." to "The Children’s Place, Inc." which more accurately reflects its strategic positioning as a leading, global children’s brand.

THE CHILDREN'S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of year	Charged to expense	Deductions	Balance at end of year
Lower of cost or market reserve (1)
Fiscal year ended February 1, 2014	$2,413	$1,881	$(26)	$4,268
Fiscal year ended February 2, 2013	$2,746	$1,804	$(2,137)	$2,413
Fiscal year ended January 28, 2012	$4,477	$1,342	$(3,073)	$2,746

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

10.13
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

Exhibit	Description
10.15
The Children's Place Retail Stores Inc. Nonqualified Deferred Compensation Plan effective January 1, 2010 filed as Exhibit 10.82 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.16(*)
Amended and Restated Employment Agreement, dated as of March 28, 2011, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, is incorporated by reference herein.

10.17(*)
Amendment No. 1 as of March 23, 2012 to Amended and Restated Employment Agreement dated as of March 28, 2011, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the period ended January 28, 2012, is incorporated by reference herein.

10.18(*)
Deferred Stock Award Agreement, dated as of January 4, 2010, by and between The Children's Place Retail Stores, Inc. and Jane T. Elfers filed as Exhibit 10.84 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.19(*)
Letter Agreement dated May 9, 2011 between The Children's Place Retail Stores, Inc. and Eric P. Bauer filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, in incorporated by reference herein.

10.20(*)
Letter Agreement dated February 17, 2011 between The Children's Place Retail Stores, Inc. and John Taylor filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the period ended January 28, 2012, is incorporated by reference herein.

10.21(*)
Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.22(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan, filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.23(*)
Form of Deferred Stock Award Agreement under the Company's Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.24(*)
Form of Performance Stock Award Agreement under the Company's Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.25
Form of Amended and Restated Change in Control Agreement filed as Exhibit 10.41 to the registrant's Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.

10.26
Letter Agreement dated February 15, 2011 between The Children's Place Retail Stores, Inc. and Susan J. Riley filed as Exhibit 10.42 to the registrant's Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.

10.27(*)
Employment Offer Letter, dated as of May 1, 2012, by and between The Children's Place Retail Stores, Inc. and Steven Baginski filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2012, is incorporated by reference herein.

10.28
Agreement and General Release dated as of June 19, 2012 between Eric Bauer and The Children's Place Services Company, LLC. filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012, is incorporated by reference herein.

10.29
Agreement and General Release dated as of August 27, 2012 between Lori Tauber Marcus and The Children's Place Services Company, LLC. filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012, is incorporated by reference herein.

10.30(*)
Employment Offer Letter, dated as of November 26, 2012, by and between The Children's Place Retail Stores, Inc. and Michael Scarpa filed as Exhibit 10.40 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2013, is incorporated by reference herein.

10.31
Agreement and General Release dated as of February 25, 2013 between Steven Baginski and The Children's Place Services Company, LLC. filed as Exhibit 10.41 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2013, is incorporated by reference herein.

10.32(*)
Letter Agreement dated June 21, 2012 between The Children's Place Retail Stores, Inc. and John E. Taylor filed as Exhibit 10.43 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2013, is incorporated by reference herein.

Exhibit	Description
10.33(+)
Eleventh Amendment to the Credit Agreement, dated March 4, 2014, by and among The Children's Place Retail Stores, Inc. and The Children's Place Services Company, LLC, as borrowers, The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, L/C Issuer, SwingLine Lender and as a Lender, Bank of America, N.A., HSBC Bank USA, N.A.and JPMorgan Chase Bank, N.A.

18.1
Preferability Letter dated March 28, 2013 from BDO USA, LLP, The Children's Place Retail Stores, Inc.'s registered independent accounting firm, regarding change in accounting principle filed as Exhibit 18.1 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2013, is incorporated by reference herein.

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
March 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Norman Matthews	Chairman of the Board	March 20, 2014
Norman Matthews

/S/ Jane T. Elfers	Director, Chief Executive Officer and President	March 20, 2014
Jane T. Elfers	(Principal Executive Officer)

/S/ Michael Scarpa	Chief Operating Officer and Chief Financial Officer	March 20, 2014
Michael Scarpa	(Principal Financial and Accounting Officer)

/S/ Joseph Alutto	Director	March 20, 2014
Joseph Alutto

/S/ Susan Patricia Griffith	Director	March 20, 2014
Susan Patricia Griffith

/S/ Joseph Gromek	Director	March 20, 2014
Joseph Gromek

/S/ Louis Lipschitz	Director	March 20, 2014
Louis Lipschitz

/S/ Kenneth Reiss	Director	March 20, 2014
Kenneth Reiss