Form 10-Q
period 2014-05-03
CHILDRENS PLACE RETAIL STORES INC
filed 2014-06-03
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of May 30, 2014 was 21,836,784 shares.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 3, 2014

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 3, 2014	February 1, 2014	May 4, 2013
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,432	$173,997	$186,260
Short-term investments	64,000	62,500	15,000
Accounts receivable	25,099	25,960	22,223
Inventories	304,291	322,422	251,285
Prepaid expenses and other current assets	40,007	33,582	36,327
Deferred income taxes	12,933	10,859	10,518
Total current assets	577,762	629,320	521,613
Long-term assets:
Property and equipment, net	315,314	312,149	334,443
Deferred income taxes	40,710	45,806	44,689
Other assets	3,753	3,355	4,327
Total assets	$937,539	$990,630	$905,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$120,654	$150,652	$69,644
Income taxes payable	786	1,039	6,076
Accrued expenses and other current liabilities	110,351	119,658	101,094
Total current liabilities	231,791	271,349	176,814
Long-term liabilities:
Deferred rent liabilities	86,497	88,563	90,948
Other tax liabilities	5,324	5,755	7,607
Other long-term liabilities	8,514	8,185	8,293
Total liabilities	332,126	373,852	283,662

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 22,002, 22,230 and 22,872 issued; 21,961, 22,197 and 22,843 outstanding	2,200	2,223	2,287
Additional paid-in capital	224,727	226,521	217,447
Treasury stock, at cost (41, 33, 29 shares)	(1,992)	(1,575)	(1,388)
Deferred compensation	1,992	1,575	1,388
Accumulated other comprehensive income	290	(1,529)	12,040
Retained earnings	378,196	389,563	389,636
Total stockholders’ equity	605,413	616,778	621,410
Total liabilities and stockholders’ equity	$937,539	$990,630	$905,072
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	$410,149	$423,164
Cost of sales (exclusive of depreciation and amortization)	261,888	259,896

Gross profit	148,261	163,268

Selling, general and administrative expenses	113,720	119,008
Other costs (income)	231	(1,023)
Depreciation and amortization	14,227	16,824

Operating income	20,083	28,459
Interest income, net	19	60

Income before income taxes	20,102	28,519
Provision for income taxes	6,506	9,247

Net income	$13,596	$19,272

Earnings per common share
Basic	$0.61	$0.84
Diluted	$0.61	$0.83

Cash dividends declared and paid per common share	$0.1325	—

Weighted average common shares outstanding
Basic	22,150	23,043
Diluted	22,419	23,289

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net income	$13,596	$19,272
Other Comprehensive Income:
Foreign currency translation adjustment	1,819	(1,218)
Comprehensive income	$15,415	$18,054

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,596	$19,272
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	14,227	16,824
Stock-based compensation	3,062	5,432
Excess tax benefits from stock-based compensation	(289)	(14)
Deferred taxes	(2,758)	(1,851)
Deferred rent expense and lease incentives	(2,554)	(2,821)
Other	455	2,568
Changes in operating assets and liabilities:
Inventories	18,626	15,329
Prepaid expenses and other assets	(1)	(4,366)
Income taxes payable, net of prepayments	249	8,732
Accounts payable and other current liabilities	(40,514)	(17,586)
Deferred rent and other liabilities	62	(3,656)
Total adjustments	(9,435)	18,591
Net cash provided by operating activities	4,161	37,863
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(15,902)	(22,101)
Purchase of short-term investments	(1,500)	—
Change in company-owned life insurance policies	6	(11)
Net cash used in investing activities	(17,396)	(22,112)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock, including transaction costs	(27,581)	(24,203)
Cash dividends paid	(2,938)	—
Exercise of stock options	53	1,169
Excess tax benefits from stock-based compensation	289	14
Borrowings under revolving credit facility	22,796	36,211
Repayments under revolving credit facility	(22,796)	(36,211)
Deferred financing costs	(306)	—
Net cash used in financing activities	(30,483)	(23,020)
Effect of exchange rate changes on cash	1,153	(599)
Net decrease in cash and cash equivalents	(42,565)	(7,868)
Cash and cash equivalents, beginning of period	173,997	194,128
Cash and cash equivalents, end of period	$131,432	$186,260

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE RETAIL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$9,293	$2,543
Cash paid during the period for interest	147	99
Decrease in accrued purchases of property and equipment	(2,604)	(287)

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place Retail Stores, Inc. (the “Company”) as of May 3, 2014 and May 4, 2013 and the results of its consolidated operations and cash flows for the thirteen weeks ended May 3, 2014 and May 4, 2013. The consolidated financial position as of February 1, 2014 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 3, 2014 and May 4, 2013 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	First Quarter 2014 — The thirteen weeks ended May 3, 2014.

•	First Quarter 2013 — The thirteen weeks ended May 4, 2013.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

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
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years except for those granted to non-employee directors, which generally vest over one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement. Each Performance Award has a defined number of shares that an employee can earn (“Target Shares”) and based on the performance level achieved, the number of shares earned can be anywhere from zero up to a maximum percentage of Target Shares, as defined in the award agreement, which generally has been 200%. Performance Awards have generally cliff vested after a three year service period, except those granted pursuant to a contract.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of the Company’s common stock on the grant date.  Effective with the adoption of the Company's 2011 Equity Incentive Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of the Company’s common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-

based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.4 million, $0.3 million, and $0.3 million at May 3, 2014, February 1, 2014 and May 4, 2013, respectively.  The cash surrender value of the COLIs, at fair value, was approximately $0.3 million, $0.3 million and $0.7 million at May 3, 2014, February 1, 2014 and May 4, 2013, respectively.  Company stock was $2.0 million, $1.6 million, and $1.4 million at May 3, 2014, February 1, 2014 and May 4, 2013, respectively.
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
During the third quarter of fiscal 2012, management approved a plan to close the Company's distribution center in Dayton, New Jersey ("Northeast DC") and move the operations to its Southeast DC. The Company ceased operations in the Northeast DC during the fourth quarter of fiscal 2012. The lease of its Northeast DC expires in January 2021 and during the second quarter of fiscal 2013 the Company executed a sublet arrangement for this facility through the end of the Company's lease term.

The following table provides details of the remaining accruals for the West Coast DC and Northeast DC as of May 3, 2014, of which approximately $0.9 million was included in accrued expenses and other current liabilities and approximately $1.5 million was included in other long-term liabilities (dollars in thousands):

	Other Associated Costs	Lease Termination Costs	Total
Balance at February 1, 2014	$—	$2,679	$2,679
Restructuring costs	184	47	231
Payments and reductions	(184)	(276)	(460)
Balance at May 3, 2014	$—	$2,450	$2,450
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

2.	STOCKHOLDERS’ EQUITY
The Company's Board of Directors has authorized the following share repurchase programs: (1) $100 million on November 26, 2012 (the "2012 Share Repurchase Program") and (2) $100 million on March 4, 2014 (the "2014 Share Repurchase Program").  The 2012 Share Repurchase Program was completed during the First Quarter 2014. At May 3, 2014, there was approximately $88.2 million remaining on the 2014 Share Repurchase Program. Under the 2014 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
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

The following table summarizes the Company's share repurchases (in thousands):

	Thirteen Weeks Ended
	May 3, 2014		May 4, 2013
	Shares	Value	Shares	Value
Shares repurchases related to:
2012 Share Repurchase Program	281.6	$14,671	512.3	$24,196
2014 Share Repurchase Program (1)	239.4	11,810	—	—
Withholding taxes	22.9	1,100	1.0	46
Shares acquired and held in treasury	8.1	$417	5.2	$269

(1)	Subsequent to May 3, 2014 and through May 30, 2014, the Company repurchased 0.1 million shares for approximately $5.9 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during the First Quarter 2014 and the First Quarter 2013, approximately $22.0 million and $19.3 million, respectively, were charged to retained earnings.
In the First Quarter 2014 the Company's Board of Directors authorized a quarterly cash dividend. The First Quarter 2014 dividend of $0.1325 per share was declared on March 4, 2014 and was payable to shareholders of record on the close of business on March 27, 2014 and was paid on April 17, 2014. Related to this dividend $3.0 million was charged to retained earnings, of which $2.9 million related to cash dividends paid and $0.1 million related to dividend share equivalents on unvested shares. The Company's Board of Directors declared a quarterly cash dividend of $0.1325 per share to be paid on July 17, 2014 to shareholders of record on the close of business on June 27, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Deferred Awards	$2,983	$3,531
Performance Awards	79	1,901
Total stock-based compensation expense (1)	$3,062	$5,432
____________________________________________

(1)
During the First Quarter 2014 and the First Quarter 2013, approximately $0.5 million and $0.7 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $1.2 million and $2.2 million for the First Quarter 2014 and First Quarter 2013, respectively.
Awards Granted During the First Quarter 2014
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during the First Quarter 2014. Awards were also issued in connection with new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Deferred Awards granted to the Board of Directors vest after one year. In general, the Performance Awards granted to executives other than our Chief Executive Officer and President have a three-year cumulative performance period, and, if earned, vest upon completion of the three-year performance period. The Performance Award granted to our Chief Executive Officer and President, if earned, has a one year performance and vest period. Depending on the final adjusted operating income for the one-year performance period, the percentage of Target Shares earned can be 0% and range up to 200%.

Changes in the Company’s Unvested Stock Awards during the First Quarter 2014
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	691	$49.27
Granted	15	51.11
Vested	(206)	48.59
Forfeited	(14)	47.91
Unvested Deferred Awards, end of period	486	$49.65

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $18.2 million as of May 3, 2014, which will be recognized over a weighted average period of approximately 2.3 years.
Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	267	$47.67
Granted	98	50.83
Vested shares, including shares vested in excess of target	(107)	46.34
Forfeited	(4)	47.06
Unvested Performance Awards, end of period	254	$49.46
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

For those awards in which the performance period is not yet complete, the cumulative expense recognized reflects changes in adjusted operating income estimates as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $7.5 million as of May 3, 2014, which will be recognized over a weighted average period of approximately 1.1 years.
Stock Options
At May 3, 2014, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for the First Quarter 2014 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of period	34	$28.77	3.8	$817
Exercised	(2)	23.69	N/A	62
Options outstanding and exercisable, end of period	32	$29.12	3.8	$578

4.	NET INCOME PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net income	$13,596	$19,272

Basic weighted average common shares	22,150	23,043
Dilutive effect of stock awards	269	246
Diluted weighted average common shares	22,419	23,289
Antidilutive stock awards	1	128
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	May 3, 2014	February 1, 2014	May 4, 2013
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	35,548
Material handling equipment	10-15 yrs	48,479	48,345	48,454
Leasehold improvements	3-15 yrs	353,164	350,451	395,391
Store fixtures and equipment	3-10 yrs	236,177	234,151	253,828
Capitalized software	3-10 yrs	64,787	63,874	74,457
Construction in progress (1)	—	44,070	43,213	29,145
		785,628	778,985	840,226
Accumulated depreciation and amortization		(470,314)	(466,836)	(505,783)
Property and equipment, net		$315,314	$312,149	$334,443

(1)	The majority of the Construction in progress at each reporting period relates to the Company's new enterprise resource planning system.

At May 3, 2014, the Company performed impairment testing on 1,040 stores with a total net book value of approximately $146.8 million. During the First Quarter 2014, the Company recorded no impairment charges.
At May 4, 2013, the Company performed impairment testing on 981 stores with a total net book value of approximately $159.7 million. During the First Quarter 2013, the Company recorded no impairment charges.
As of May 3, 2014, February 1, 2014 and May 4, 2013, the Company had approximately $7.6 million, $10.2 million and $4.0 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

6. CREDIT FACILITY
The Company and certain of its domestic subsidiaries maintain a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender (the

“Credit Agreement”). The Credit Agreement was amended and restated on March 4, 2014 to incorporate all amendments, and the provisions below reflect the amended and restated Credit Agreement.
The Credit Agreement, which expires in August 2018, consists of a $200 million asset based revolving credit facility, with a $50 million sublimit for standby and documentary letters of credit and an uncommitted accordion feature that could provide up to $25 million of additional availability. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

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
On March 4, 2014, the Credit Agreement was amended to permit the payment of dividends, subject to certain conditions, to increase the revolving credit limit from $150 million to its current $200 million and to extend the term from August 2017 to August 2018, and was restated to incorporate all prior amendments. In conjunction with this amendment and restatement, the Company paid approximately $0.3 million in additional deferred financing costs.
As of May 3, 2014, the Company has capitalized an aggregate of approximately $4.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at May 3, 2014 was approximately $1.5 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.

The table below presents the components (in millions) of the Company’s credit facility:

	May 3, 2014	February 1, 2014	May 4, 2013
Credit facility maximum	$200.0	$150.0	$150.0
Borrowing base	200.0	150.0	150.0

Outstanding borrowings	—	—	—
Letters of credit outstanding—merchandise	0.9	1.2	28.0
Letters of credit outstanding—standby	9.1	9.9	11.2
Utilization of credit facility at end of period	10.0	11.1	39.2

Availability (1)	$190.0	$138.9	$110.8

Interest rate at end of period	3.8%	3.8%	3.8%

	First Quarter 2014	Fiscal 2013	First Quarter 2013
Average end of day loan balance during the period	$1.1	$—	$—
Highest end of day loan balance during the period	12.7	10.4	—
Average interest rate	3.8%	3.8%	3.8%
____________________________________________

(1)	The sublimit availability for the letters of credit was $40.0 million, $113.9 million, and $85.8 million at May 3, 2014, February 1, 2014, and May 4, 2013, respectively.

Letter of credit fees were less than $0.1 million in both the First Quarter 2014 and the First Quarter 2013 and are substantially included in cost of sales.

7.	LEGAL AND REGULATORY MATTERS

During the First Quarter 2014, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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
The Company’s effective tax rate was 32.4% during each of the First Quarter 2014 and the First Quarter 2013. During each of the First Quarter 2014 and the First Quarter 2013, the Company recognized less than $0.1 million of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax audits for years through fiscal 2008. The Company, with certain exceptions, is no longer subject to income tax examinations by state and local or foreign tax authorities for tax years through fiscal 2009.
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

9.	INTEREST INCOME, NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Interest income	$290	$251

Less:
Interest expense – credit facilities	38	26
Unused line fee	109	74
Amortization of deferred financing fees	88	91
Other interest and fees	36	—
Total interest expense	271	191
Interest income (expense), net	$19	$60

10.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and U.S. revenue from the Company's U.S. wholesale partners. Included in The Children's Place International segment are the Company's Canadian based stores and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of May 3, 2014, The Children’s Place U.S. operated 972 stores and The Children’s Place International operated 134 stores. As of May 4, 2013, The Children’s Place U.S. operated 980 stores and The Children’s Place International operated 131 stores.

The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales:
The Children’s Place U.S.	$366,132	$373,653
The Children’s Place International (1)	44,017	49,511
Total net sales	$410,149	$423,164
Gross profit:
The Children’s Place U.S.	$134,195	$143,936
The Children’s Place International	14,066	19,332
Total gross profit	$148,261	$163,268
Gross Margin:
The Children’s Place U.S.	36.7%	38.5%
The Children’s Place International	32.0%	39.0%
Total gross margin	36.1%	38.6%
Operating income:
The Children’s Place U.S. (2)	$22,073	$27,935
The Children’s Place International	(1,990)	524
Total operating income	$20,083	$28,459
Operating income as a percent of net sales:
The Children’s Place U.S.	6.0%	7.5%
The Children’s Place International	(4.5)%	1.1%
Total operating income	4.9%	6.7%
Depreciation and amortization:
The Children’s Place U.S.	$12,372	$14,559
The Children’s Place International	1,855	2,265
Total depreciation and amortization	$14,227	$16,824
Capital expenditures:
The Children’s Place U.S.	$13,839	$17,974
The Children’s Place International	2,063	4,127
Total capital expenditures	$15,902	$22,101

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

(2)
Includes other costs (income) associated with the closures of the West Coast DC and Northeast DC of $0.2 million and $(1.0) million for the First Quarter 2014 and First Quarter 2013, respectively. Also includes additional SG&A costs incurred related to restructuring, severance and reorganizations of approximately $2.3 million and $0.5 million for the First Quarter 2014 and First Quarter 2013, respectively.

	May 3, 2014	February 1, 2014	May 4, 2013
Total assets:
The Children’s Place U.S.	$780,816	$824,893	$750,378
The Children’s Place International	156,723	165,737	154,694
Total assets	$937,539	$990,630	$905,072

11.	SUBSEQUENT EVENTS
Subsequent to May 3, 2014 and through May 30, 2014, the Company repurchased 0.1 million shares for approximately $5.9 million, which brought total shares purchased under the 2014 Share Repurchase Program to approximately $17.7 million.
The Company's Board of Directors declared a quarterly cash dividend of $0.1325 per share to be paid on July 17, 2014 to shareholders of record on the close of business on June 27, 2014.

On May 4, 2014 the Company successfully implemented its new SAP enterprise resource planning system. This system will serve as the core of the Company's transformation initiatives going forward.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements of The Children's Place Retail Stores, Inc. (the “Company”) are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended February 1, 2014. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company's business and its dependence on consumer spending patterns, which may be affected by the continued weakness in the economy or by other factors such as increases in the cost of gasoline and food, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, and the uncertainty of weather patterns. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2014.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	First Quarter 2014 — The thirteen weeks ended May 3, 2014.

•	First Quarter 2013 — The thirteen weeks ended May 4, 2013.

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

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell and license to sell fashionable, high-quality, value-priced merchandise, virtually all of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. Our objective is to deliver high-quality, value-priced, trend-right assortments for children sizes 0-14. As of May 3, 2014, we operated 1,106 stores in the United States, Canada and Puerto Rico, our e-commerce business at www.childrensplace.com, and had 48 international stores open and operated by our franchise partners.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and U.S. revenue from our U.S. wholesale partners. Included in The Children's Place International segment are our Canadian based stores, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of May 3, 2014, The Children’s Place U.S. operated 972 stores and The Children’s Place International operated 134 stores. As of May 4, 2013, The Children’s Place U.S. operated 980 stores and The Children’s Place International operated 131 stores.
Operating Highlights
Net sales in the First Quarter 2014 decreased by $13.1 million, or 3.1%, to $410.1 million from $423.2 million in the First Quarter 2013.  Our Comparable Retail Sales decreased 3.6% during the First Quarter 2014 compared to a 5.5% decrease during the First Quarter 2013.
During the First Quarter 2014, our business was adversely impacted by significant weather issues that continued into the beginning of April, weak consumer traffic and a highly promotional environment.
As a percentage of net sales, SG&A decreased 40 basis points to 27.7% during the First Quarter 2014 from 28.1% during the First Quarter 2013. Managing company-wide expenses has been a key focus for the entire organization and we continue to make progress on our expense structure and this will remain a focus as we move through the rest of fiscal 2014.

We reported net income of $13.6 million, or $0.61 per diluted share during the First Quarter 2014, compared to net income of $19.3 million, or $0.83 per diluted share, during the First Quarter 2013.

During the First Quarter 2014, we opened four The Children’s Place stores and closed five. During the First Quarter 2013, we opened 20 The Children’s Place stores and closed four.
We continued our international store expansion program with our franchise partners opening 13 additional stores during the First Quarter 2014, including 10 in Israel, the first stores we have opened in this market, bringing our total international franchise store count to 48. Additionally, we announced a new franchise agreement with Grupo David to expand into Latin America and the Caribbean with our first store opening slated for the fall of 2014. In our wholesale business, we continued to expand categories and distribution to our existing customers during the First Quarter 2014.

We continue to be committed to returning capital to shareholders, and during the First Quarter 2014 we paid our first ever cash dividend of $2.9 million and repurchased $26.5 million in stock. Our second quarter 2014 dividend will be paid in July to shareholders of record as of June 27, 2014.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Average Translation Rates (1)
Canadian Dollar	0.9047	0.9848
Hong Kong Dollar	0.1289	0.1289
China Yuan Renminbi	0.1612	0.1609
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the First Quarter 2014, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $3.5 million, $1.1 million and $0.1 million, respectively.  Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which are priced in U.S. dollars.  The effects of these purchases on our gross profit were decreases of approximately $0.2 million during the First Quarter 2014.

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
Inventory Valuation- We value inventory at the lower of cost or market (“LCM”), with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the LCM calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our LCM reserve as of May 3, 2014 would have impacted net income by approximately $0.4 million.  Our reserve balance at May 3, 2014 was approximately $4.3 million compared to $2.4 million at May 4, 2013.
Additionally, we adjust our inventory based upon an annual physical inventory, which is taken during the last quarter of the fiscal year.  Based on the results of our historical physical inventories, an estimated shrink rate is used for each successive quarter until the next annual physical inventory, or sooner if facts or circumstances should indicate differently.  A 1% difference in our shrinkage rate as a percentage of cost of goods sold could impact each quarter's net income by approximately $0.3 million.
Stock-Based Compensation- We account for stock-based compensation according to the provisions of the “Compensation-Stock Compensation” topic of the FASB ASC.

Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards"). Each Performance Award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the performance level achieved, the employee can earn from 50% to 200% of their Target Shares. Performance Awards generally cliff vest after a three year service period.  The fair value of all awards issued prior to May 20, 2011 was based on the average of the high and low selling price of our common stock on the grant date.  Effective with the adoption of the 2011 Equity Plan, the fair value of all awards granted on or after May 20, 2011 is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2014 net income by approximately $0.4 million.  In addition, the number of performance shares earned is dependent upon our operating results over a specified time period.  The expense for performance shares is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance periods. To the extent that actual operating results for fiscal years 2014 and 2015 differ from our estimates, future performance share compensation expense could be significantly different. For Performance Awards in which the performance period has not yet concluded a 25% increase or decrease in our annual projected operating income would have caused an approximate $0.6 million increase or a $0.5 million decrease, respectively, to stock-based compensation expense for the First Quarter 2014.
Stock Options
We have not issued stock options since fiscal 2008; however, certain issued stock options remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at May 3, 2014.
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of May 3, 2014 would have impacted net income by approximately $0.7 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  With the exception of the current fleet optimization program, historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At May 3, 2014, the average net book value per store was approximately $0.2 million.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses decreased approximately 40 basis points to 27.7% of net sales during the First Quarter 2014 from 28.1% during the First Quarter 2013.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	63.9	61.4
Gross profit	36.1	38.6
Selling, general and administrative expenses	27.7	28.1
Other costs (income)	0.1	(0.2)
Depreciation and amortization	3.5	4.0
Operating income	4.9	6.7
Interest (expense), net	—	—
Income before income taxes	4.9	6.7
Provision for income taxes	1.6	2.2
Net income	3.3%	4.6%
Number of Company-operated stores, end of period	1,106	1,111
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales:
The Children’s Place U.S.	$366,132	$373,653
The Children’s Place International	44,017	49,511
Total net sales	$410,149	$423,164
Gross profit:
The Children’s Place U.S.	$134,195	$143,936
The Children’s Place International	14,066	19,332
Total gross profit	$148,261	$163,268
Gross Margin:
The Children’s Place U.S.	36.7%	38.5%
The Children’s Place International	32.0%	39.0%
Total gross margin	36.1%	38.6%

The First Quarter 2014 Compared to the First Quarter 2013

Net sales decreased by $13.1 million, or 3.1%, to $410.1 million during the First Quarter 2014 from $423.2 million during the First Quarter 2013.  Our net sales decrease resulted from a Comparable Retail Sales decrease of $13.4 million and $3.5 million from unfavorable changes in the Canadian exchange rate, partially offset by a $3.8 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales. Comparable Retail Sales declined 3.6% in the First Quarter 2014, due to a 5% decline in the number of transactions partially offset by a 1% increase in average dollar transaction size. Total e-commerce sales, which include postage and handling, increased to 15.6% of sales in the First Quarter 2014 from 13.0% in the First Quarter 2013.
The Children’s Place U.S. net sales decreased $7.6 million, or 2.0%, to $366.1 million in the First Quarter 2014 compared to $373.7 million in the First Quarter 2013.  This decrease resulted from a Comparable Retail Sales decrease of $10.8 million, partially offset by a $3.2 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales.  U.S. Comparable Retail Sales declined 3.2% in the First Quarter 2014, due to a 5% decline in the number of transactions partially offset by a 2% increase in average dollar transaction size. Total U.S. e-commerce sales, which include postage and handling, increased to 16.2% of The Children's Place U.S. sales in the First Quarter 2014 from 13.9% in the First Quarter 2013.

The Children’s Place International net sales decreased $5.5 million, or 11.1%, to $44.0 million in the First Quarter 2014 compared to $49.5 million in the First Quarter 2013.  The decrease resulted from a $3.5 million decrease resulting from unfavorable changes in the Canadian exchange rates and a Canadian Comparable Retail Sales decrease of $2.6 million, partially offset by a $0.6 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales. Canadian Comparable Retail Sales declined 7.7% in the First Quarter 2014, due to a 7% decline in the number of transactions and a 1% decline in average dollar transaction size. Total International e-commerce sales, which include postage and handling, increased to 10.4% of The Children's Place International sales in the First Quarter 2014 from 5.7% in the First Quarter 2013.
During the First Quarter 2014, we opened four stores, three in the United States and one in Canada. During the First Quarter 2013 we opened 20 stores, consisting of 18 in the United States and two in Canada.
Gross profit decreased by $15.0 million to $148.3 million during the First Quarter 2014 from $163.3 million during the First Quarter 2013.  Consolidated Gross Margin decreased 250 basis points to 36.1% during the First Quarter 2014 from 38.6% during the First Quarter 2013. The decrease in consolidated Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales and higher supply chain costs.
Gross Margin at The Children's Place U.S. decreased 180 basis points from 38.5% in the First Quarter 2013 to 36.7% in the First Quarter 2014. The decrease in U.S. Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales and higher supply chain costs.
Gross Margin at The Children's Place International decreased 700 basis points from 39.0% in the First Quarter 2013 to 32.0% in the First Quarter 2014. The decrease in International Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Canadian Comparable Retail Sales and higher supply chain costs.
Selling, general and administrative expenses decreased $5.3 million to $113.7 million during the First Quarter 2014 from $119.0 million during the First Quarter 2013. As a percentage of net sales SG&A decreased 40 basis points to 27.7% during the First Quarter 2014 from 28.1% during the First Quarter 2013. The comparability of our SG&A was affected by the restructuring of certain store and corporate operations which resulted in costs of approximately $2.3 million and $0.5 million for the First Quarter 2014 and the First Quarter 2013, respectively. Excluding this impact our SG&A decreased approximately $7.1 million, or 80 basis points, and included the following variances:

•	store expenses decreased approximately $4.6 million, or 60 basis points, primarily due to expense reduction initiatives in payroll, supplies and maintenance costs;

•	a decrease in performance-based compensation of approximately $2.2 million, or 50 basis points, primarily related to the timing of equity award grants;

•	marketing expenses decreased approximately $1.1 million, or 10 basis points, resulting from cost efficiencies in direct mailings and printing and production costs; partially offset by

•	an increase in training costs associated with system implementations of approximately $1.4 million, or 40 basis points.

Other costs (income) were $0.2 million during the First Quarter 2014 and $(1.0) million during the First Quarter 2013 and consist of exit activities related to management's decision to close our West Coast DC and Northeast DC.
Depreciation and amortization was $14.2 million, or 3.5% of net sales, during the First Quarter 2014, compared to $16.8 million, or 4.0% of net sales, during the First Quarter 2013.
Provision for income taxes was $6.5 million during the First Quarter 2014 compared to $9.2 million during the First Quarter 2013.  Our effective tax rate was 32.4% in each of the First Quarter 2014 and the First Quarter 2013.
Net income was $13.6 million during the First Quarter 2014 compared to $19.3 million during the First Quarter 2013, due to the factors discussed above.  Earnings per diluted share was $0.61 in the First Quarter 2014 compared to $0.83 in the First Quarter 2013.  This decrease in earnings per share is due to the decrease in net income for the quarter partially offset by a lower weighted average common shares outstanding of approximately 0.9 million, which is primarily the result of our share repurchase programs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and holiday selling seasons.  Our primary uses of cash are the financing of capital projects, including investments in new systems, the repurchases of our common stock, the financing of new store openings and remodels and working capital requirements, which are principally inventory purchases. In March 2014, our Board of Directors instituted the payment of a quarterly cash dividend.
Our working capital increased $1.2 million to $346.0 million at May 3, 2014 compared to $344.8 million at May 4, 2013.  This change is due to higher inventory balances offset by increased accounts payable and accrued expenses and other current liabilities. During the First Quarter 2014, under our share repurchase programs, we repurchased approximately 0.5 million shares for approximately $26.5 million.  We also paid our first ever cash dividend of $2.9 million in the First Quarter 2014. Subsequent to May 3, 2014 and through May 30, 2014, we repurchased 0.1 million shares for approximately $5.9 million and announced that our Board of Directors declared a quarterly cash dividend of $0.1325 per share to be paid on July 17, 2014 to shareholders of record on the close of business on June 27, 2014.
Our credit facility provides for borrowings up to the lesser of $200.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At May 3, 2014, our borrowing base was $200.0 million, we had no outstanding borrowings and there were $10.0 million of outstanding letters of credit, with $190.0 million of availability for borrowings and a sublimit availability for letters of credit of $40.0 million.
As of May 3, 2014, we had $131.4 million of cash and cash equivalents, of which $115.3 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $83.4 million was in our Canadian subsidiaries, $21.8 million was in our Hong Kong subsidiaries and $10.1 million was in other foreign subsidiaries. As of May 3, 2014 we also had a short-term investment of $64.0 million in Hong Kong. Because all of our investments in our foreign subsidiaries are considered permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
We expect to be able to meet our working capital and capital expenditure requirements by using our cash on hand, cash flows from operations and availability under our credit facility.
Credit Facility
We and certain of our domestic subsidiaries maintain a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender (the “Credit Agreement”). The Credit Agreement was amended and restated on March 4, 2014 to incorporate all amendments, and the provisions below reflect the amended and restated Credit Agreement.
The Credit Agreement, which expires in August 2018, consists of a $200 million asset based revolving credit facility, with a $50 million sublimit for standby and documentary letters of credit and an uncommitted accordion feature that could provide up to $25 million of additional availability. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

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

On March 4, 2014, the Credit Agreement was amended to permit the payment of dividends, subject to certain conditions, to increase the revolving credit limit from $150 million to its current $200 million and to extend the term from August 2017 to August 2018, and was restated to incorporate all prior amendments. In conjunction with this amendment and restatement, we paid approximately $0.3 million in additional deferred financing costs.
As of May 3, 2014, we have capitalized an aggregate of approximately $4.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at May 3, 2014 was approximately $1.5 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During the First Quarter 2014, cash flows provided by operating activities were $4.2 million compared to $37.9 million during the First Quarter 2013.  The net decrease of $33.7 million in cash from operating activities resulted primarily from the timing of payments on accounts payable and other current liabilities and by lower net income.
During the First Quarter 2014 cash flows used in investing activities were $17.4 million compared to $22.1 million during the First Quarter 2013. This decrease was primarily due to a $6.2 million decrease in purchases of property and equipment partially offset by the purchase of a $1.5 million short-term investment.
During the First Quarter 2014, cash flows used in financing activities were $30.5 million compared to $23.0 million during the First Quarter 2013.  The increase primarily resulted from purchases of $27.6 million of our common stock, pursuant to our share repurchase programs during the First Quarter 2014 compared to purchases of $24.2 million of our common stock during the First Quarter 2013, the payment of $2.9 million in cash dividends and a $1.1 million decrease in proceeds from the exercise of stock options.
We anticipate that total capital expenditures will be in the range of $80 to $85 million in fiscal 2014.  During the First Quarter 2014, we opened four stores and remodeled six at an aggregate cost of approximately $5.0 million.  We are slowing new store growth in fiscal 2014 and beyond as we focus on our international, wholesale and omni-channel initiatives and now plan to open 25 stores during fiscal 2014, and plan to close 35 stores during fiscal 2014. During the First Quarter 2014 we have also spent approximately $9.9 million on information technology, our corporate offices and other strategic initiatives and approximately $1.0 million on projects in our distribution centers.  Over the next three quarters, we anticipate additional capital expenditures of approximately $23.0 million on store projects, approximately $42.0 million on information technology, including enterprise resource planning and e-commerce systems, and approximately $2.0 million on projects in our distribution centers.
Our ability to continue to meet our capital requirements in fiscal 2014 depends on our cash on hand, our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During the First Quarter 2014, we were able to fund our capital expenditures with cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the remainder of fiscal 2014.
Historically, we have funded our capital expenditures primarily from operations. With a domestic cash balance of $16.1 million, $190.0 million of availability on our credit facility, $21.8 million in our Hong Kong subsidiaries, $10.1 million in other foreign subsidiaries, a short-term investment of $64.0 million in Hong Kong and a Canadian cash balance of $83.4 million, all at May 3, 2014, we expect to meet our capital requirements for the remainder of fiscal 2014.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of May 3, 2014, we had no borrowings under the credit facility and any change in interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of May 3, 2014, net assets in Canada and Hong Kong were approximately $125.0 million and $88.8 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $12.5 million and $8.9 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of May 3, 2014, we had approximately $115.3 million of our cash and cash equivalents held in foreign countries, of which approximately $83.4 million was in Canada, approximately $21.8 million was in Hong Kong and approximately $10.1 million was in other foreign countries. As of May 3, 2014, our short-term investment of $64.0 million was held in Hong Kong.
Foreign Operations
Approximately 10% of our consolidated net sales and approximately 13% of our total operating expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, First Quarter 2014 net sales could have decreased or increased by approximately $4.1 million and total costs and expenses could have decreased or increased by approximately $5.5 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At May 3, 2014, we had foreign currency denominated receivables and payables, including inter-company balances, of $11.3 million and $11.2 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.
We import a large percentage of our merchandise from foreign countries, primarily China and Bangladesh.  Consequently, any significant or sudden change in these countries' political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on our financial position, results of operations or cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of May 3, 2014. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of May 3, 2014, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Certain legal proceedings in which we are involved are discussed in Note 10 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended February 1, 2014. See Note 7 to the accompanying condensed consolidated financial statements for a discussion of any recent developments concerning our legal proceedings.

Item 1A.	RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended February 1, 2014.

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

 The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
2/2/14-3/1/14 (1)	78,195	$53.01	76,000	$110,629
3/2/14-4/5/14	317,000	51.22	317,000	94,392
4/6/14-5/3/14 (2)	149,012	48.52	128,017	88,190
Total	544,207	$50.74	521,017	$88,190
____________________________________________

(1)
Includes 1,199 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 996 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Includes 20,995 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1	Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan.

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE RETAIL STORES, INC.

Date:	June 3, 2014	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 3, 2014	By:	/S/ MICHAEL SCARPA
MICHAEL SCARPA
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)