Form 10-Q
period 2014-08-02
Childrens Place, Inc.
filed 2014-09-02
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-23071
______________________________________________________
 THE CHILDREN’S PLACE, INC.
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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of August 28, 2014 was 21,566,004 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 2, 2014

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 2, 2014	February 1, 2014	August 3, 2013
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,949	$173,997	$149,675
Short-term investments	29,000	62,500	35,000
Accounts receivable	30,050	25,960	29,722
Inventories	338,979	322,422	325,695
Prepaid expenses and other current assets	56,546	33,582	39,508
Deferred income taxes	16,170	10,859	12,577
Total current assets	641,694	629,320	592,177
Long-term assets:
Property and equipment, net	311,210	312,149	311,867
Deferred income taxes	39,818	45,806	49,722
Other assets	3,673	3,355	4,215
Total assets	$996,395	$990,630	$957,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$26,530	$—	$—
Accounts payable	162,718	150,652	153,235
Income taxes payable	1,648	1,039	3,832
Accrued expenses and other current liabilities	123,560	119,658	120,022
Total current liabilities	314,456	271,349	277,089
Long-term liabilities:
Deferred rent liabilities	84,630	88,563	88,723
Other tax liabilities	5,139	5,755	7,377
Other long-term liabilities	8,675	8,185	9,476
Total liabilities	412,900	373,852	382,665
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 21,705, 22,230 and 22,430 issued; 21,663, 22,197 and 22,399 outstanding	2,171	2,223	2,243
Additional paid-in capital	227,299	226,521	218,807
Treasury stock, at cost (42, 33, 31 shares)	(2,057)	(1,575)	(1,451)
Deferred compensation	2,057	1,575	1,451
Accumulated other comprehensive income (loss)	1,093	(1,529)	7,516
Retained earnings	352,932	389,563	346,750
Total stockholders’ equity	583,495	616,778	575,316
Total liabilities and stockholders’ equity	$996,395	$990,630	$957,981
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$384,628	$382,448	$794,777	$805,612
Cost of sales (exclusive of depreciation and amortization)	265,510	256,266	527,398	516,162

Gross profit	119,118	126,182	267,379	289,450

Selling, general and administrative expenses	117,111	124,408	230,831	243,416
Asset impairment charges	3,045	21,766	3,045	21,766
Other costs (income)	(98)	61	133	(962)
Depreciation and amortization	15,557	15,593	29,784	32,417

Operating income (loss)	(16,497)	(35,646)	3,586	(7,187)
Interest income (expense), net	(60)	—	(41)	60

Income (loss) before income taxes	(16,557)	(35,646)	3,545	(7,127)
Provision (benefit) for income taxes	(5,870)	(12,010)	636	(2,763)

Net income (loss)	$(10,687)	$(23,636)	$2,909	$(4,364)

Earnings (loss) per common share
Basic	$(0.49)	$(1.05)	$0.13	$(0.19)
Diluted	$(0.49)	$(1.05)	$0.13	$(0.19)

Cash dividends declared and paid per common share	$0.1325	—	$0.2650	—

Weighted average common shares outstanding
Basic	21,837	22,514	21,993	22,779
Diluted	21,837	22,514	22,215	22,779

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income (loss)	$(10,687)	$(23,636)	$2,909	$(4,364)
Other Comprehensive Income:
Foreign currency translation adjustment	803	(4,524)	2,622	(5,742)
Comprehensive income (loss)	$(9,884)	$(28,160)	$5,531	$(10,106)

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,909	$(4,364)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,784	32,417
Stock-based compensation	8,373	10,950
Excess tax benefits from stock-based compensation	(284)	(37)
Deferred taxes	(5,172)	(12,471)
Asset impairment charges	3,045	21,766
Deferred rent expense and lease incentives	(4,814)	(5,919)
Other	790	4,741
Changes in operating assets and liabilities:
Inventories	(15,894)	(60,012)
Prepaid expenses and other assets	(13,842)	(10,299)
Income taxes payable, net of prepayments	(6,476)	4,935
Accounts payable and other current liabilities	14,584	84,135
Deferred rent and other liabilities	942	(1,686)
Total adjustments	11,036	68,520
Net cash provided by operating activities	13,945	64,156
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(30,775)	(38,670)
Purchase of short-term investments	(29,000)	(35,000)
Redemption of short-term investments	62,500	15,000
Change in company-owned life insurance policies	12	(10)
Net cash provided by (used in) investing activities	2,737	(58,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock, including transaction costs	(42,185)	(47,919)
Cash dividends paid	(5,830)	—
Borrowings under revolving credit facility	145,345	77,016
Repayments under revolving credit facility	(118,815)	(77,016)
Exercise of stock options	53	1,408
Excess tax benefits from stock-based compensation	284	37
Deferred financing costs	(306)	—
Net cash used in financing activities	(21,454)	(46,474)
Effect of exchange rate changes on cash	1,724	(3,455)
Net decrease in cash and cash equivalents	(3,048)	(44,453)
Cash and cash equivalents, beginning of period	173,997	194,128
Cash and cash equivalents, end of period	$170,949	$149,675

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$12,652	$5,106
Cash paid during the period for interest	414	259
Decrease in accrued purchases of property and equipment	(3,274)	(827)

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of August 2, 2014 and August 3, 2013 and the results of its consolidated operations and cash flows for the twenty-six weeks ended August 2, 2014 and August 3, 2013. The consolidated financial position as of February 1, 2014 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the twenty-six weeks ended August 2, 2014 and August 3, 2013 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	Second Quarter 2014 — The thirteen weeks ended August 2, 2014.

•	Second Quarter 2013 — The thirteen weeks ended August 3, 2013.

•	Year-To-Date 2014 — The twenty-six weeks ended August 2, 2014.

•	Year-To-Date 2013 — The twenty-six weeks ended August 3, 2013.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

•
FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Short-term Investments
Short-term investments consist of investments which the Company expects to convert into cash within one year, including time deposits, which have original maturities greater than 90 days. The Company classifies its investments in securities at the time of purchase as held-to-maturity and reevaluates such classifications on a quarterly basis. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost and adjusted for the amortization of premiums and discounts, which approximates fair value. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company's consolidated statements of cash flows. All of the Company's short-term investments are U.S. dollar denominated time deposits with banking institutions in Hong Kong that have six month maturity dates.
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest over one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement. For Performance Awards issued during fiscal 2013 and to our CEO in fiscal 2014, each award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the adjusted operating income level achieved for the three-fiscal year period (one-fiscal year period in the case of the CEO's Performance Award), the employee can earn from 0% to 200% of their Target Shares. The fair value of these Performance Awards and all Deferred Awards granted is based on the closing price of our common stock on the grant date. For non-CEO Performance Awards issued during fiscal 2014 (“2014 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. 2014 Performance Awards cliff vest, if earned, after a three year service period.  The 2014 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the performance period using our simulated stock price as well as the TSR of companies in our peer group. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.5 million, $0.3 million, and $0.3 million at August 2, 2014, February 1, 2014 and August 3, 2013, respectively.  The cash surrender value of the COLIs, at fair value, was approximately $0.3 million, $0.3 million and $0.7 million at August 2, 2014, February 1, 2014 and August 3, 2013, respectively.  Company stock was $2.1 million, $1.6 million, and $1.5 million at August 2, 2014, February 1, 2014 and August 3, 2013, respectively.
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

The following table provides details of the remaining accruals for the West Coast DC and Northeast DC as of August 2, 2014, of which approximately $1.0 million was included in accrued expenses and other current liabilities and approximately $1.3 million was included in other long-term liabilities (dollars in thousands):

	Other Associated Costs	Lease Termination Costs	Total
Balance at February 1, 2014	$—	$2,679	$2,679
Restructuring costs	19	114	133
Payments and reductions	(19)	(523)	(542)
Balance at August 2, 2014	$—	$2,270	$2,270
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
The Company's Board of Directors has authorized the following share repurchase programs: (1) $100 million on November 26, 2012 (the "2012 Share Repurchase Program") and (2) $100 million on March 4, 2014 (the "2014 Share Repurchase Program"). The 2012 Share Repurchase Program was completed during the first quarter of the Company's 2014 fiscal year. At August 2, 2014, there was approximately $73.7 million remaining on the 2014 Share Repurchase Program. Under the 2014 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
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
The following table summarizes the Company's share repurchases (in thousands):

	Twenty-six Weeks Ended
	August 2, 2014		August 3, 2013
	Shares	Value	Shares	Value
Shares repurchases related to:
2012 Share Repurchase Program	281.6	$14,671	968.4	$47,802
2014 Share Repurchase Program (1)	540.7	26,340	—	—
Withholding taxes	24.2	1,174	1.5	117
Shares acquired and held in treasury	9.4	$482	6.5	$332

(1)	Subsequent to August 2, 2014 and through August 28, 2014, the Company repurchased 0.1 million shares for approximately $5.1 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2014 and Year-To-Date 2013, approximately $33.5 million and $38.6 million, respectively, were charged to retained earnings.
In the Second Quarter 2014 the Company's Board of Directors authorized a quarterly cash dividend. The Second Quarter 2014 dividend of $0.1325 per share was declared on May 22, 2014 and was payable to shareholders of record on the close of business on June 27, 2014 and was paid on July 17, 2014. Related to this dividend and the first quarter of fiscal 2014 dividend, $6.0 million was charged to retained earnings, of which $5.8 million related to cash dividends paid and $0.2 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. On August 7, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.1325 per share to be paid on October 17, 2014 to shareholders of record on the close of business on September 26, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Deferred Awards	$2,776	$3,311	$5,759	$6,842
Performance Awards	2,535	2,207	2,614	4,108
Total stock-based compensation expense (1)	$5,311	$5,518	$8,373	$10,950
____________________________________________

(1)
During the Second Quarter 2014 and the Second Quarter 2013, approximately $1.0 million and $0.9 million, respectively, were included in cost of sales. During Year-To-Date 2014 and Year-To-Date 2013, approximately $1.5 million and $1.6 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $3.3 million and $4.3 million for Year-To-Date 2014 and Year-To-Date 2013, respectively.

Awards Granted During Year-To-Date 2014
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during Year-To-Date 2014. Awards were also granted in connection with new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Deferred Awards granted to the Board of Directors vest after one year. In general, the Performance Awards granted to executives other than our CEO have a three-year performance period, and, if earned, vest upon completion of the three-year performance period. Depending on the final adjusted earnings per share achieved for the three-year performance period and the Company's total shareholder return ("TSR") relative to that of the Company's peer group, the percentage of Target Shares earned can be 0% and range up to 300% for non-CEO Performance Awards. The Performance Award granted to our CEO, if earned, has a one year performance and vest period. Depending on the final adjusted operating income for the one-year performance period, the percentage of Target Shares earned can be 0% and range up to 200%.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2014
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	691	$49.27
Granted	228	48.18
Vested	(212)	48.71
Forfeited	(44)	49.99
Unvested Deferred Awards, end of period	663	$49.02

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $23.5 million as of August 2, 2014, which will be recognized over a weighted average period of approximately 2.4 years.
Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	267	$47.67
Granted	239	50.90
Vested shares, including shares vested in excess of target	(107)	46.34
Forfeited	(12)	49.17
Unvested Performance Awards, end of period	387	$49.99
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

For those awards in which the performance period is not yet complete, the cumulative expense recognized reflects changes in adjusted operating income estimates as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $12.6 million as of August 2, 2014, which will be recognized over a weighted average period of approximately 1.9 years.
Stock Options
At August 2, 2014, there were no unvested stock options.

Outstanding Stock Options
Changes in the Company’s outstanding stock options for Year-To-Date 2014 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of period	34	$28.77	3.8	$817
Exercised	(2)	23.69	N/A	62
Forfeited	(1)	23.84	N/A	26
Options outstanding and exercisable, end of period	31	$29.29	3.7	$648

4.	NET INCOME PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income (loss)	$(10,687)	$(23,636)	$2,909	$(4,364)

Basic weighted average common shares	21,837	22,514	21,993	22,779
Dilutive effect of stock awards	—	—	222	—
Diluted weighted average common shares	21,837	22,514	22,215	22,779
Antidilutive stock awards	910	954	—	1,036
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.
The diluted loss per share amounts presented in the condensed consolidated statements of operations for the Second Quarter 2014, Year-To-Date 2013 and the Second Quarter 2013 exclude the dilutive effect of stock awards, which would have been anti-dilutive as a result of the net loss for those periods.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	August 2, 2014	February 1, 2014	August 3, 2013
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	35,548
Material handling equipment	10-15 yrs	48,479	48,345	48,345
Leasehold improvements	3-15 yrs	347,737	350,451	372,771
Store fixtures and equipment	3-10 yrs	235,772	234,151	242,498
Capitalized software	3-10 yrs	105,522	63,874	71,913
Construction in progress	—	14,327	43,213	24,628
		790,788	778,985	799,106
Accumulated depreciation and amortization		(479,578)	(466,836)	(487,239)
Property and equipment, net		$311,210	$312,149	$311,867

At August 2, 2014, the Company performed impairment testing on 995 stores with a total net book value of approximately $144.4 million. During the Second Quarter 2014, the Company recorded asset impairment charges of $3.0 million for 30 stores, of which 19 were fully impaired and 11 were partially impaired. At August 2, 2014, the aggregate net book value of the stores that were partially impaired was approximately $1.3 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows.
At August 3, 2013, the Company performed impairment testing on 1,050 stores with a total net book value of approximately $160.2 million. During the Second Quarter 2013, the Company recorded store asset impairment charges of $12.7 million for 75 stores, of which 48 were fully impaired and 27 partially impaired. At August 3, 2013, the aggregate net book value of the stores that were partially impaired was approximately $3.5 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows.
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

As of August 2, 2014, February 1, 2014 and August 3, 2013, the Company had approximately $6.9 million, $10.2 million and $3.5 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.
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
As of August 2, 2014, the Company has capitalized an aggregate of approximately $4.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at August 2, 2014 was approximately $1.4 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
The table below presents the components (in millions) of the Company’s credit facility:

	August 2, 2014	February 1, 2014	August 3, 2013
Credit facility maximum	$200.0	$150.0	$150.0
Borrowing base	200.0	150.0	150.0

Outstanding borrowings	26.5	—	—
Letters of credit outstanding—merchandise	0.1	1.2	42.2
Letters of credit outstanding—standby	9.1	9.9	11.2
Utilization of credit facility at end of period	35.7	11.1	53.4

Availability (1)	$164.3	$138.9	$96.6

Interest rate at end of period	3.8%	3.8%	3.8%

	Year-To-Date 2014	Fiscal 2013	Year-To-Date 2013
Average end of day loan balance during the period	$6.9	$—	$0.3
Highest end of day loan balance during the period	40.9	10.4	10.4
Average interest rate	3.8%	3.8%	3.8%
____________________________________________

(1)	The sublimit availability for the letters of credit was $40.8 million, $113.9 million, and $71.6 million at August 2, 2014, February 1, 2014, and August 3, 2013, respectively.

Letter of credit fees were immaterial during Year-To-Date 2014 and approximately $0.1 million during Year-To-Date 2013 and are substantially included in cost of sales.

7.	LEGAL AND REGULATORY MATTERS

During the Second Quarter 2014, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
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
The Company’s effective tax rate for the Second Quarter 2014 and Year-To-Date 2014 was 35.5% and 17.9%, respectively, compared to 33.7% and 38.8% during the Second Quarter 2013 and Year-To-Date 2013, respectively. The Year-To-Date 2014 rate is lower due to the impact of discrete items related to statute of limitation expirations during Year-To-Date 2014 having a larger impact on pretax income compared to the pretax loss during Year-To-Date 2013.
During the Second Quarter 2014 and Year-To-Date 2014, the Company recognized less than $0.1 million and $0.1 million, respectively, of additional interest expense related to its unrecognized tax benefits. During the Second Quarter 2013 and Year-To-Date 2013, the Company recognized less than $0.1 million and $0.1 million, respectively, of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

9.	INTEREST INCOME (EXPENSE), NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Interest income	$294	$251	$583	$502

Less:
Interest expense – revolver	119	—	129	—
Interest expense – credit facilities	24	34	52	60
Unused line fee	115	66	224	140
Amortization of deferred financing fees	88	91	176	182
Other interest and fees	8	60	43	60
Total interest expense	354	251	624	442
Interest income (expense), net	$(60)	$—	$(41)	$60

10.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and U.S. revenue from the Company's U.S. wholesale partners. Included in The Children's Place International segment are the Company's Canadian based stores, revenue from the Company's Canada wholesale partner and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of August 2, 2014, The Children’s Place U.S. operated 978 stores and The Children’s Place International operated 135 stores. As of August 3, 2013, The Children’s Place U.S. operated 983 stores and The Children’s Place International operated 133 stores.

The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales:
The Children’s Place U.S.	$327,938	$329,953	$694,070	$703,606
The Children’s Place International (1)	56,690	52,495	100,707	102,006
Total net sales	$384,628	$382,448	$794,777	$805,612
Gross profit:
The Children’s Place U.S.	$97,950	$106,553	$232,145	$250,490
The Children’s Place International	21,168	19,629	35,234	38,960
Total gross profit	$119,118	$126,182	$267,379	$289,450
Gross Margin:
The Children’s Place U.S.	29.9%	32.3%	33.4%	35.6%
The Children’s Place International	37.3%	37.4%	35.0%	38.2%
Total gross margin	31.0%	33.0%	33.6%	35.9%
Operating income (loss):
The Children’s Place U.S. (2)	$(17,058)	$(34,956)	$5,015	$(7,021)
The Children’s Place International (3)	561	(690)	(1,429)	(166)
Total operating income (loss)	$(16,497)	$(35,646)	$3,586	$(7,187)
Operating income (loss) as a percent of net sales:
The Children’s Place U.S.	(5.2)%	(10.6)%	0.7%	(1.0)%
The Children’s Place International	1.0%	(1.3)%	(1.4)%	(0.2)%
Total operating income (loss)	(4.3)%	(9.3)%	0.5%	(0.9)%
Depreciation and amortization:
The Children’s Place U.S.	$13,395	$13,922	$25,767	$28,481
The Children’s Place International	2,162	1,671	4,017	3,936
Total depreciation and amortization	$15,557	$15,593	$29,784	$32,417
Capital expenditures:
The Children’s Place U.S.	$14,377	$14,300	$28,216	$32,274
The Children’s Place International	496	2,269	2,559	6,396
Total capital expenditures	$14,873	$16,569	$30,775	$38,670

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

(2)
Includes additional SG&A costs incurred related to restructuring, severance and reorganizations of approximately $1.1 million and $1.7 million for the Second Quarter 2014 and Second Quarter 2013, respectively, and $3.4 million and $2.2 million for Year-To-Date 2014 and Year-To-Date 2013, respectively. Also includes asset impairment charges of $3.0 million and $20.8 million for the Second Quarter 2014 and Second Quarter 2013, respectively.

(3)	Includes a $1.0 million asset impairment charge for the Second Quarter 2013.

	August 2, 2014	February 1, 2014	August 3, 2013
Total assets:
The Children’s Place U.S.	$843,696	$824,893	$797,025
The Children’s Place International	152,699	165,737	160,956
Total assets	$996,395	$990,630	$957,981

11.	SUBSEQUENT EVENTS
Subsequent to August 2, 2014 and through August 28, 2014, the Company repurchased 0.1 million shares for approximately $5.1 million, which brought total shares purchased under the 2014 Share Repurchase Program to approximately $31.4 million.

The Company's Board of Directors declared a quarterly cash dividend of $0.1325 per share to be paid on October 17, 2014 to shareholders of record on the close of business on September 26, 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives and adjusted net income per diluted share. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended February 1, 2014. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by weakness in the economy that continues to affect the Company’s target customer or by other factors such as increases in the cost of gasoline and food, the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2014.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Second Quarter 2014 — The thirteen weeks ended August 2, 2014.

•	Second Quarter 2013 — The thirteen weeks ended August 3, 2013.

•	Year-To-Date 2014 — The twenty-six weeks ended August 2, 2014.

•	Year-To-Date 2013 — The twenty-six weeks ended August 3, 2013.

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

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell and license to sell fashionable, high-quality, value-priced merchandise, virtually all of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. Our objective is to deliver high-quality, value-priced, trend-right assortments for children sizes 0-14. As of August 2, 2014, we operated 1,113 stores in the United States, Canada and Puerto

Rico, our e-commerce business at www.childrensplace.com, and had 54 international stores open and operated by our franchise partners.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and U.S. revenue from our U.S. wholesale partners. Included in The Children's Place International segment are our Canadian based stores, revenue from the Company's Canada wholesale partner, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of August 2, 2014, The Children’s Place U.S. operated 978 stores and The Children’s Place International operated 135 stores. As of August 3, 2013, The Children’s Place U.S. operated 983 stores and The Children’s Place International operated 133 stores.
Operating Highlights
During the Second Quarter 2014, the combination of more normalized weather and pent up demand from the first quarter of fiscal 2014 produced an improvement in sales. Net sales during the Second Quarter 2014 increased by $2.2 million, or 0.6%, to $384.6 million from $382.4 million during the Second Quarter 2013.  Our Comparable Retail Sales increased 0.8% during the Second Quarter 2014 compared to a 0.4% decrease during the Second Quarter 2013.
Net sales Year-To-Date 2014 decreased by $10.8 million, or 1.3%, to $794.8 million from $805.6 million in Year-To-Date 2013.  Our Comparable Retail Sales decreased 1.5% during Year-To-Date 2014 compared to a 3.2% decrease during Year-To-Date 2013.
As a percentage of net sales, SG&A decreased 120 basis points to 29.0% during Year-To-Date 2014 from 30.2% during Year-To-Date 2013. Managing company-wide expenses has been a key focus for the entire Company and will remain a focus as we move through the rest of fiscal 2014.

We reported net income of $2.9 million, or $0.13 per diluted share during Year-To-Date 2014, compared to a net loss of $4.4 million, or $(0.19) per diluted share, during Year-To-Date 2013.

We continue to evaluate our store fleet and plan to close 125 underperforming stores through fiscal 2016, which includes the 41 stores we closed during fiscal 2013, along with approximately 35 stores we plan to close in fiscal 2014. During the Second Quarter 2014, we opened ten stores and closed three. During the Second Quarter 2013 we opened 15 stores and closed 10. During Year-To-Date 2014, we opened 14 The Children’s Place stores and closed eight. During Year-To-Date 2013, we opened 35 The Children’s Place stores and closed 14.
We continued our international store expansion program with our franchise partners opening 19 additional stores during Year-To-Date 2014, including 15 in Israel, the first stores we have opened in this market, bringing our total international franchise store count to 54. Additionally, during the Second Quarter 2014 we announced a new franchise agreement with Grupo David to expand into Latin America and the Caribbean with our first store opening slated for the fall of 2014 and, in August 2014, we announced a new franchise agreement with Arvind Lifestyle Brand Limited to open stores in India with the first store opening slated for the fall of 2015. In our wholesale business, we continued to expand categories and distribution to our customers during Year-To-Date 2014.

We continue to be committed to returning capital to shareholders, and during Year-To-Date 2014 we paid cash dividends of $5.8 million and repurchased $41.0 million in stock. Our third quarter 2014 dividend will be paid on October 17, 2014 to shareholders of record as of September 26, 2014.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Average Translation Rates (1)
Canadian Dollar	0.9250	0.9724	0.9148	0.9786
Hong Kong Dollar	0.1290	0.1289	0.1290	0.1289
China Yuan Renminbi	0.1608	0.1628	0.1610	0.1619
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the Second Quarter 2014, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $2.8 million, $0.9 million and $0.2 million, respectively.  For Year-To-Date 2014, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $6.3 million, $2.0 million and $0.3 million, respectively. Net sales are affected only by the Canadian dollar translation rates.  In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its purchases of inventory, which are priced in U.S. dollars.  The effects of these purchases on our gross profit were decreases of approximately $0.3 million and $0.5 million during the Second Quarter 2014 and Year-To-Date 2014, respectively.

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
Inventory Valuation- We value inventory at the lower of cost or market (“LCM”), with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the LCM calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our LCM reserve as of August 2, 2014 would have impacted net income by approximately $0.4 million.  Our reserve balance at August 2, 2014 was approximately $4.3 million compared to $2.4 million at August 3, 2013.
Additionally, we adjust our inventory based upon an annual physical inventory, which is taken during the last quarter of the fiscal year.  Based on the results of our historical physical inventories, an estimated shrink rate is used for each successive quarter until the next annual physical inventory, or sooner if facts or circumstances should indicate differently.  A 1% difference in our shrinkage rate as a percentage of cost of goods sold could impact each quarter's net income by approximately $0.6 million.
Stock-Based Compensation- We account for stock-based compensation according to the provisions of the “Compensation-Stock Compensation” topic of the FASB ASC.

Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards"). For Performance Awards issued during fiscal 2013 and to our CEO in fiscal 2014, each award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the adjusted operating income level achieved for the three-fiscal year period (one-fiscal year in the case of the CEO's Performance Award), the employee can earn from 0% to 200% of their Target Shares. The fair value of all awards granted is based on the closing price of our common stock on the grant date. For non-CEO Performance Awards issued during fiscal 2014 (“2014 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. 2014 Performance Awards generally cliff vest, if earned, after a three year service period.  The 2014 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the performance period using our simulated stock price as well as the TSR of companies in our peer group. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2014 net income by approximately $0.6 million.

In addition, the number of Performance Awards earned is dependent upon our operating results over a specified time period.  The expense for Performance Awards is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance periods. To the extent that actual operating results for fiscal years 2014, 2015 and 2016 differ from our estimates, future performance share compensation expense could be significantly different. For Performance Awards issued during fiscal 2013 and to our CEO in fiscal 2014 in which the performance period has not yet concluded a 25% increase or decrease in our annual projected adjusted operating income would have caused an approximate $2.0 million increase or a $2.5 million decrease, respectively, to stock-based compensation expense for Year-To-Date 2014. For 2014 Performance Awards in which the performance period has not yet concluded a 10% increase or decrease in our cumulative projected adjusted earnings per share would have caused an approximate $0.1 million increase or a $0.3 million decrease, respectively, to stock-based compensation expense for Year-To-Date 2014.
Stock Options
We have not issued stock options since fiscal 2008; however, certain issued stock options remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at August 2, 2014.
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of August 2, 2014 would have impacted net income by approximately $0.7 million.
Impairment of Long-Lived Assets- We periodically review our long-lived assets when events indicate that their carrying value may not be recoverable.  Such events include a historical or projected trend of cash flow losses or a future expectation that we will sell or dispose of an asset significantly before the end of its previously estimated useful life.  In reviewing for impairment, we group our long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  In that regard, we group our assets into two categories: corporate-

related and store-related.  Corporate-related assets consist of those associated with our corporate offices, distribution centers and our information technology systems.  Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment and lease related assets associated with individual stores.
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  With the exception of the current fleet optimization program, historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At August 2, 2014, the average net book value per store was approximately $0.2 million.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses decreased approximately 210 basis points to 30.4% of net sales during the Second Quarter 2014 from 32.5% during the Second Quarter 2013.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	69.0	67.0	66.4	64.1
Gross profit	31.0	33.0	33.6	35.9
Selling, general and administrative expenses	30.4	32.5	29.0	30.2
Asset impairment charge	0.8	5.7	0.4	2.7
Other costs (income)	—	—	—	(0.1)
Depreciation and amortization	4.0	4.1	3.7	4.0
Operating income (loss)	(4.3)	(9.3)	0.5	(0.9)
Income (loss) before income taxes	(4.3)	(9.3)	0.4	(0.9)
Provision (benefit) for income taxes	(1.5)	(3.1)	0.1	(0.3)
Net income (loss)	(2.8)%	(6.2)%	0.4%	(0.5)%
Number of Company-operated stores, end of period	1,113	1,116	1,113	1,116
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales:
The Children’s Place U.S.	$327,938	$329,953	$694,070	$703,606
The Children’s Place International	56,690	52,495	100,707	102,006
Total net sales	$384,628	$382,448	$794,777	$805,612
Gross profit:
The Children’s Place U.S.	$97,950	$106,553	$232,145	$250,490
The Children’s Place International	21,168	19,629	35,234	38,960
Total gross profit	$119,118	$126,182	$267,379	$289,450
Gross Margin:
The Children’s Place U.S.	29.9%	32.3%	33.4%	35.6%
The Children’s Place International	37.3%	37.4%	35.0%	38.2%
Total gross margin	31.0%	33.0%	33.6%	35.9%

The Second Quarter 2014 Compared to the Second Quarter 2013

Net sales increased by $2.2 million, or 0.6%, to $384.6 million during the Second Quarter 2014 from $382.4 million during the Second Quarter 2013.  Our net sales increase resulted from a $3.9 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales and a Comparable Retail Sales increase of $1.1 million partially offset by $2.8 million from unfavorable changes in the Canadian exchange rate. Comparable Retail Sales increased 0.8% in the Second

Quarter 2014, due to a 0.6% increase in average dollar transaction size and a 0.2% increase in number of transactions. Total e-commerce sales, which include postage and handling, increased to 15.3% of sales in the Second Quarter 2014 from 13.2% in the Second Quarter 2013.
The Children’s Place U.S. net sales decreased $2.1 million, or 0.6%, to $327.9 million in the Second Quarter 2014 compared to $330.0 million in the Second Quarter 2013.  This decrease resulted from a Comparable Retail Sales decrease of $2.9 million, partially offset by a $0.8 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales.  U.S. Comparable Retail Sales declined 0.3% in the Second Quarter 2014, due to a 0.4% decline in the number of transactions partially offset by a 0.1% increase in average dollar transaction size. Total U.S. e-commerce sales, which include postage and handling, increased to 16.0% of The Children's Place U.S. sales in the Second Quarter 2014 from 14.0% in the Second Quarter 2013.
The Children’s Place International net sales increased $4.2 million, or 8.0%, to $56.7 million in the Second Quarter 2014 compared to $52.5 million in the Second Quarter 2013.  The increase resulted from a Canadian Comparable Retail Sales increase of $4.0 million and a $3.0 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales partially offset by a $2.8 million decrease resulting from unfavorable changes in the Canadian exchange rates. Canadian Comparable Retail Sales increased 9.5% in the Second Quarter 2014, due to a 5% increase in average dollar transaction size and a 4% increase in the number of transactions. Total International e-commerce sales, which include postage and handling, increased to 11.3% of The Children's Place International sales in the Second Quarter 2014 from 8.1% in the Second Quarter 2013.
During the Second Quarter 2014, we opened ten stores, nine in the United States and one in Canada, and closed three stores, all in the United States. During the Second Quarter 2013 we opened 15 stores, consisting of 13 in the United States and two in Canada, and closed 10, all in the United States.
Gross profit decreased by $7.1 million to $119.1 million during the Second Quarter 2014 from $126.2 million during the Second Quarter 2013.  Consolidated Gross Margin decreased 200 basis points to 31.0% during the Second Quarter 2014 from 33.0% during the Second Quarter 2013. The decrease in consolidated Gross Margin resulted primarily from higher cost of goods sold as a percentage of net sales and higher supply chain costs.
Gross Margin at The Children's Place U.S. decreased 240 basis points from 32.3% in the Second Quarter 2013 to 29.9% in the Second Quarter 2014. The decrease in U.S. Gross Margin resulted primarily from higher cost of goods sold as a percentage of net sales and higher supply chain costs.
Gross Margin at The Children's Place International decreased 10 basis points from 37.4% in the Second Quarter 2013 to 37.3% in the Second Quarter 2014. The decrease in International Gross Margin resulted primarily from higher supply chain costs.
Selling, general and administrative expenses decreased $7.3 million to $117.1 million during the Second Quarter 2014 from $124.4 million during the Second Quarter 2013. As a percentage of net sales SG&A decreased 210 basis points to 30.4% during the Second Quarter 2014 from 32.5% during the Second Quarter 2013. The comparability of our SG&A was affected by the restructuring of certain store and corporate operations which resulted in costs of approximately $1.1 million and $1.7 million for the Second Quarter 2014 and the Second Quarter 2013, respectively. Excluding this impact our SG&A decreased approximately $6.7 million, or 190 basis points, and included the following variances:

•	store expenses decreased approximately $3.3 million, or 100 basis points, primarily due to expense reduction initiatives in payroll, supplies and maintenance costs; and

•
a decrease in administrative expenses of approximately $3.2 million, or 90 basis points, primarily related to expense reduction initiatives in payroll, corporate expenses and marketing expenses, resulting from cost efficiencies in direct mailings and printing and production costs.

Asset impairment charges were $3.0 million during the Second Quarter 2014, which related to 30 stores, 19 of which were fully impaired and 11 of which were partially impaired. Asset impairment charges were $21.8 million during the Second Quarter 2013, $12.7 million of which related to 75 stores, 48 of which were fully impaired and 27 of which were partially impaired. These store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates. Additionally, during the Second Quarter 2013, we recorded asset impairment charges of $9.1 million related to a determination that certain development costs previously incurred were no longer relevant and that certain systems were obsolete.

Benefit for income taxes was $5.9 million during the Second Quarter 2014 compared to $12.0 million during the Second Quarter 2013.  Our effective tax rate was 35.5% and 33.7% in the Second Quarter 2014 and the Second Quarter 2013, respectively.

Net loss was $10.7 million during the Second Quarter 2014 compared to $23.6 million during the Second Quarter 2013, due to the factors discussed above.  Loss per share was $0.49 in the Second Quarter 2014 compared to $1.05 in the Second Quarter 2013.  This decrease in loss per share is due to the decrease in net loss for the quarter partially offset by a lower weighted average common shares outstanding of approximately 0.7 million, which is primarily the result of our share repurchase programs.
Year-To-Date 2014 Compared to Year-To-Date 2013

Net sales decreased by $10.8 million, or 1.3%, to $794.8 million during Year-To-Date 2014 from $805.6 million during Year-To-Date 2013.  Our net sales decrease resulted from a Comparable Retail Sales decrease of $12.1 million and $6.3 million from unfavorable changes in the Canadian exchange rate, partially offset by a $7.6 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales. Comparable Retail Sales declined 1.5% in Year-To-Date 2014, due to a 2.5% decline in the number of transactions partially offset by a 1% increase in average dollar transaction size. Total e-commerce sales, which include postage and handling, increased to 15.5% of sales in Year-To-Date 2014 from 13.1% in the Year-To-Date 2013.
The Children’s Place U.S. net sales decreased $9.5 million, or 1.4%, to $694.1 million in Year-To-Date 2014 compared to $703.6 million in the Year-To-Date 2013.  This decrease resulted from a Comparable Retail Sales decrease of $13.5 million, partially offset by a $4.0 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales.  U.S. Comparable Retail Sales declined 1.8% in Year-To-Date 2014, due to a 2.8% decline in the number of transactions partially offset by a 1% increase in average dollar transaction size. Total U.S. e-commerce sales, which include postage and handling, increased to 16.1% of The Children's Place U.S. sales in Year-To-Date 2014 from 13.9% in Year-To-Date 2013.
The Children’s Place International net sales decreased $1.3 million, or 1.3%, to $100.7 million in Year-To-Date 2014 compared to $102.0 million in Year-To-Date 2013.  The decrease resulted from a $6.3 million decrease resulting from unfavorable changes in the Canadian exchange rates partially offset by a $3.6 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales and a Canadian Comparable Retail Sales increase of $1.4 million. Canadian Comparable Retail Sales increased 1.3% in Year-To-Date 2014, due to a 1.9% increase in average dollar transaction size partially offset by a 0.6% decline in the number of transactions. Total International e-commerce sales, which include postage and handling, increased to 10.9% of The Children's Place International sales in Year-To-Date 2014 from 6.9% in Year-To-Date 2013.
During Year-To-Date 2014, we opened 14 stores, 12 in the United States and two in Canada, and closed eight, all in the United States. During Year-To-Date 2013 we opened 35 stores, consisting of 31 in the United States and four in Canada, and closed 14, all in the United States.
Gross profit decreased by $22.0 million to $267.4 million during Year-To-Date 2014 from $289.4 million during Year-To-Date 2013.  Consolidated Gross Margin decreased 230 basis points to 33.6% during Year-To-Date 2014 from 35.9% during Year-To-Date 2013. The decrease in consolidated Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales, higher cost of goods sold as a percentage of net sales and higher supply chain costs.
Gross Margin at The Children's Place U.S. decreased 220 basis points from 35.6% in Year-To-Date 2013 to 33.4% in Year-To-Date 2014. The decrease in consolidated Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales, higher cost of goods sold as a percentage of net sales and higher supply chain costs.
Gross Margin at The Children's Place International decreased 320 basis points from 38.2% in Year-To-Date 2013 to 35.0% in Year-To-Date 2014. The decrease in International Gross Margin resulted primarily from higher cost of goods sold as a percentage of net sales and higher supply chain costs.
Selling, general and administrative expenses decreased $12.6 million to $230.8 million during Year-To-Date 2014 from $243.4 million during Year-To-Date 2013. As a percentage of net sales SG&A decreased 120 basis points to 29.0% during Year-To-Date 2014 from 30.2% during Year-To-Date 2013. The comparability of our SG&A was affected by the restructuring of certain store and corporate operations which resulted in costs of approximately $3.4 million and $2.2 million for Year-To-Date 2014 and Year-To-Date 2013, respectively. Excluding this impact our SG&A decreased approximately $13.7 million, or 130 basis points, and included the following variances:

•	store expenses decreased approximately $8.1 million, or 80 basis points, primarily due to expense reduction initiatives in payroll, supplies and maintenance costs; and

•
a decrease in administrative expenses of approximately $4.4 million, or 50 basis points, primarily related to expense reduction initiatives in payroll, corporate expenses and marketing expenses, resulting from cost efficiencies in direct mailings and printing and production costs.

Asset impairment charges were $3.0 million during Year-To-Date 2014, which related to 30 stores, 19 of which were fully impaired and 11 of which were partially impaired. Asset impairment charges were $21.8 million during Year-To-Date 2013, $12.7 million of which related to 75 stores, 48 of which were fully impaired and 27 of which were partially impaired. These store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates. Additionally, during Year-To-Date 2013, we recorded asset impairment charges of $9.1 million related to a determination that certain development costs previously incurred were no longer relevant and that certain systems were obsolete.

Depreciation and amortization was $29.8 million, or 3.7% of net sales, during Year-To-Date 2014, compared to $32.4 million, or 4.0% of net sales, during Year-To-Date 2013.
Provision (benefit) for income taxes was a $0.6 million provision during Year-To-Date 2014 compared to a $2.8 million benefit during Year-To-Date 2013.  Our effective tax rate was 17.9% and 38.8% during Year-To-Date 2014 and Year-To-Date 2013, respectively. The Year-To-Date 2014 rate is lower due to the impact of discrete items related to statute of limitation expirations during Year-To-Date 2014 having a larger impact on pretax income compared to the pretax loss during Year-To-Date 2013.
Net income (loss) was income of $2.9 million during Year-To-Date 2014 compared to a loss of $4.4 million during Year-To-Date 2013, due to the factors discussed above.  Earnings per diluted share was $0.13 in Year-To-Date 2014 compared to loss per diluted share of $0.19 in Year-To-Date 2013.  This increase in earnings per share is due to the increase in net income and a lower weighted average common shares outstanding of approximately 0.6 million, which is primarily the result of our share repurchase programs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs follow a seasonal pattern, peaking during the third quarter when inventory is purchased for the back-to-school and holiday selling seasons.  Our primary uses of cash are working capital requirements, which are principally inventory purchases, and the financing of capital projects, including investments in new systems, the repurchases of our common stock, and the financing of new store openings and remodels. In March 2014, our Board of Directors instituted the payment of a quarterly cash dividend.
Our working capital increased $12.1 million to $327.2 million at August 2, 2014 compared to $315.1 million at August 3, 2013.  This change is due to higher inventory balances offset by increased accounts payable and accrued expenses and other current liabilities. During Year-To-Date 2014, under our share repurchase programs, we repurchased approximately 0.8 million shares for approximately $41.0 million.  We also paid cash dividends of $5.8 million during Year-To-Date 2014. Subsequent to August 2, 2014 and through August 28, 2014, we repurchased 0.1 million shares for approximately $5.1 million and announced that our Board of Directors declared a quarterly cash dividend of $0.1325 per share to be paid on October 17, 2014 to shareholders of record on the close of business on September 26, 2014.
Our credit facility provides for borrowings up to the lesser of $200.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At August 2, 2014, our borrowing base was $200.0 million, we had $26.5 million of outstanding borrowings and there were $9.2 million of outstanding letters of credit, with $164.3 million of availability for borrowings and a sublimit availability for letters of credit of $40.8 million.
As of August 2, 2014, we had $170.9 million of cash and cash equivalents, of which approximately $161.6 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $85.8 million was in our Canadian subsidiaries, approximately $65.3 million was in our Hong Kong subsidiaries and approximately $10.5 million was in other foreign subsidiaries. As of August 2, 2014 we also had a short-term investment of $29.0 million in Hong Kong. Because all of our cash, cash equivalents and short-term investments in our foreign subsidiaries are considered permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
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
As of August 2, 2014, we have capitalized an aggregate of approximately $4.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at August 2, 2014 was approximately $1.4 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2014, cash flows provided by operating activities were $13.9 million compared to $64.2 million during Year-To-Date 2013.  The net decrease of $50.3 million in cash from operating activities resulted primarily from the timing of payments on accounts payable and other current liabilities and lower non-cash items.
During Year-To-Date 2014 cash flows provided by investing activities were $2.7 million compared to cash flows used in investing activities of $58.7 million during Year-To-Date 2013. This change was primarily due to a net redemption of short-term investments during Year-To-Date 2014 compared to a net purchase during Year-To-Date 2013 and a $7.9 million decrease in purchases of property and equipment.
During Year-To-Date 2014, cash flows used in financing activities were $21.5 million compared to $46.5 million during Year-To-Date 2013.  The decrease primarily resulted from borrowings under our revolving credit facility of $26.5 million and purchases of $42.2 million of our common stock, pursuant to our share repurchase programs during Year-To-Date 2014 compared to purchases of $47.9 million of our common stock during Year-To-Date 2013 partially offset by the payment of $5.8 million in cash dividends and a $1.4 million decrease in proceeds from the exercise of stock options.
We anticipate that total capital expenditures will be in the range of $80 to $85 million in fiscal 2014.  During Year-To-Date 2014, we opened 14 stores and remodeled 14 at an aggregate cost of approximately $10.0 million.  We are slowing new store growth in fiscal 2014 and beyond as we focus on our international, wholesale and omni-channel initiatives and now plan to open 25 stores during fiscal 2014, and plan to close 35 stores during fiscal 2014. During Year-To-Date 2014 we have also spent approximately $20.0 million on information technology, our corporate offices and other strategic initiatives and approximately $1.0 million on projects in our distribution centers.  We anticipate that approximately two-thirds of our total fiscal 2014 capital expenditures will be spent on information technology, including enterprise resource planning and e-commerce systems, and other strategic initiatives and the remainder will be spent primarily on store projects.
Our ability to continue to meet our capital requirements in fiscal 2014 depends on our cash on hand, our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2014, we were able to fund our capital expenditures with cash on hand, cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the remainder of fiscal 2014.
Historically, we have funded our capital expenditures primarily from operations. With a domestic cash balance of $9.3 million, $164.3 million of availability on our credit facility, $65.3 million in our Hong Kong subsidiaries, $10.5 million in other foreign subsidiaries, a short-term investment of $29.0 million in Hong Kong and a Canadian cash balance of $85.8 million, all at August 2, 2014, we expect to meet our capital requirements for the remainder of fiscal 2014.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of August 2, 2014, we had $26.5 million in borrowings under the credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of August 2, 2014, net assets in Canada and Hong Kong were approximately $125.7 million and $88.8 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $12.6 million and $8.9 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of August 2, 2014, we had approximately $161.6 million of our cash and cash equivalents held in foreign countries, of which approximately $85.8 million was in Canada, approximately $65.3 million was in Hong Kong and approximately $10.5 million was in other foreign countries. As of August 2, 2014, our short-term investment of $29.0 million was held in Hong Kong.
Foreign Operations
Approximately 12% of our consolidated net sales and approximately 14% of our total operating expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2014 net sales could have decreased or increased by approximately $9.3 million and total costs and expenses could have decreased or increased by approximately $12.1 million.

Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At August 2, 2014, we had foreign currency denominated receivables and payables, including inter-company balances, of $9.5 million and $20.3 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.
We import a large percentage of our merchandise from foreign countries, primarily China and Bangladesh.  Consequently, any significant or sudden change in these foreign countries' political, foreign trade, financial, banking or currency policies and practices could have a material adverse impact on our financial position, results of operations and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of August 2, 2014. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of August 2, 2014, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

 The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
5/4/14-5/31/14 (1)	127,580	$47.45	125,001	$82,260
6/1/14-7/5/14	79,900	49.02	79,900	78,344
7/6/14-8/2/14 (2)	96,510	48.59	96,400	73,660
Total	303,990	$48.23	301,301	$73,660
____________________________________________

(1)
Includes 1,345 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 1,234 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Includes 110 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	September 2, 2014	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	September 2, 2014	By:	/S/ MICHAEL SCARPA
MICHAEL SCARPA
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)