Form 10-Q
period 2014-11-01
Childrens Place, Inc.
filed 2014-12-04
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of December 2, 2014 was 21,196,547 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 1, 2014

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 1, 2014	February 1, 2014	November 2, 2013
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,787	$173,997	$141,746
Short-term investments	39,000	62,500	52,500
Accounts receivable	28,126	25,960	26,267
Inventories	342,455	322,422	337,172
Prepaid expenses and other current assets	32,859	33,582	33,856
Deferred income taxes	16,564	10,859	14,642
Total current assets	629,791	629,320	606,183
Long-term assets:
Property and equipment, net	318,871	312,149	318,021
Deferred income taxes	43,186	45,806	46,522
Other assets	3,573	3,355	3,991
Total assets	$995,421	$990,630	$974,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$19,100	$—	$—
Accounts payable	150,426	150,652	117,554
Income taxes payable	4,547	1,039	15,502
Accrued expenses and other current liabilities	123,062	119,658	118,832
Total current liabilities	297,135	271,349	251,888
Long-term liabilities:
Deferred rent liabilities	83,667	88,563	90,438
Other tax liabilities	5,151	5,755	7,420
Other long-term liabilities	8,802	8,185	9,436
Total liabilities	394,755	373,852	359,182
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 21,360, 22,230 and 22,321 issued; 21,316, 22,197 and 22,289 outstanding	2,136	2,223	2,232
Additional paid-in capital	228,552	226,521	223,117
Treasury stock, at cost (44, 33, 32 shares)	(2,123)	(1,575)	(1,513)
Deferred compensation	2,123	1,575	1,513
Accumulated other comprehensive income (loss)	(2,944)	(1,529)	7,335
Retained earnings	372,922	389,563	382,851
Total stockholders’ equity	600,666	616,778	615,535
Total liabilities and stockholders’ equity	$995,421	$990,630	$974,717
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$487,304	$492,680	$1,282,081	$1,298,292
Cost of sales (exclusive of depreciation and amortization)	297,193	290,919	824,591	807,081

Gross profit	190,111	201,761	457,490	491,211

Selling, general and administrative expenses	116,120	123,521	346,951	366,937
Asset impairment charges	3,306	—	6,351	21,766
Other costs (income)	(286)	200	(153)	(762)
Depreciation and amortization	15,168	16,473	44,952	48,890

Operating income	55,803	61,567	59,389	54,380
Interest income (expense), net	(82)	82	(123)	142

Income before income taxes	55,721	61,649	59,266	54,522
Provision for income taxes	18,779	19,910	19,415	17,147

Net income	$36,942	$41,739	$39,851	$37,375

Earnings per common share
Basic	$1.71	$1.87	$1.82	$1.65
Diluted	$1.70	$1.84	$1.81	$1.63

Cash dividends declared and paid per common share	$0.1325	—	$0.3975	—

Weighted average common shares outstanding
Basic	21,541	22,337	21,843	22,632
Diluted	21,756	22,628	22,062	22,896

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$36,942	$41,739	$39,851	$37,375
Other Comprehensive Income:
Foreign currency translation adjustment	(4,037)	(181)	(1,415)	(5,923)
Comprehensive income	$32,905	$41,558	$38,436	$31,452

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,851	$37,375
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	44,952	48,890
Stock-based compensation	13,054	16,491
Excess tax benefits from stock-based compensation	(268)	(74)
Deferred taxes	(9,304)	(12,155)
Asset impairment charges	6,351	21,766
Deferred rent expense and lease incentives	(6,955)	(8,793)
Other	1,711	5,530
Changes in operating assets and liabilities:
Inventories	(20,468)	(71,603)
Prepaid expenses and other assets	(2,746)	(6,858)
Income taxes payable, net of prepayments	10,868	22,784
Accounts payable and other current liabilities	(10,792)	42,796
Deferred rent and other liabilities	2,302	3,028
Total adjustments	28,705	61,802
Net cash provided by operating activities	68,556	99,177
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(44,637)	(57,158)
Purchase of short-term investments	(58,000)	(52,500)
Redemption of short-term investments	81,500	15,000
Change in company-owned life insurance policies	17	5
Net cash used in investing activities	(21,120)	(94,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock, including transaction costs	(59,965)	(54,846)
Cash dividends paid	(8,684)	—
Borrowings under revolving credit facility	265,653	120,537
Repayments under revolving credit facility	(246,553)	(120,537)
Exercise of stock options	55	1,414
Excess tax benefits from stock-based compensation	268	74
Deferred financing costs	(306)	—
Net cash used in financing activities	(49,532)	(53,358)
Effect of exchange rate changes on cash	(1,114)	(3,548)
Net decrease in cash and cash equivalents	(3,210)	(52,382)
Cash and cash equivalents, beginning of period	173,997	194,128
Cash and cash equivalents, end of period	$170,787	$141,746

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$18,102	$6,368
Cash paid during the period for interest	676	383
Increase in accrued purchases of property and equipment	4,056	1,214

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of November 1, 2014 and November 2, 2013 and the results of its consolidated operations and cash flows for the thirty-nine weeks ended November 1, 2014 and November 2, 2013. The consolidated financial position as of February 1, 2014 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirty-nine weeks ended November 1, 2014 and November 2, 2013 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	Third Quarter 2014 — The thirteen weeks ended November 1, 2014.

•	Third Quarter 2013 — The thirteen weeks ended November 2, 2013.

•	Year-To-Date 2014 — The thirty-nine weeks ended November 1, 2014.

•	Year-To-Date 2013 — The thirty-nine weeks ended November 2, 2013.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

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
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest over one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement. For Performance Awards issued during fiscal 2013 and to our CEO in fiscal 2014, each award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the adjusted operating income level achieved for the three-fiscal year period (one-fiscal year period in the case of the CEO's Performance Award), the employee can earn from 0% to 200% of their Target Shares. The fair value of these Performance Awards and all Deferred Awards granted is based on the closing price of our common stock on the grant date. For non-CEO Performance Awards issued during fiscal 2014 (the “2014 Performance Awards”), the Target Shares

earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2014 Performance Awards cliff vest, if earned, after a three year service period.  The 2014 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the performance period using our simulated stock price as well as the TSR of companies in our peer group. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.5 million, $0.3 million, and $0.3 million at November 1, 2014, February 1, 2014 and November 2, 2013, respectively.  The cash surrender value of the COLIs, at fair value, was approximately $0.3 million, $0.3 million and $0.7 million at November 1, 2014, February 1, 2014 and November 2, 2013, respectively.  Company stock was $2.1 million, $1.6 million, and $1.5 million at November 1, 2014, February 1, 2014 and November 2, 2013, respectively.
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

During the first quarter of fiscal 2012, management approved a plan to exit its distribution center in Ontario, California (the "West Coast DC") and move the operations to its distribution center in Fort Payne, Alabama (the "Southeast DC"). The Company ceased operations at the West Coast DC in May 2012. The lease of the West Coast DC expires in March 2016 and the Company has subleased this facility through March 2016.
During the third quarter of fiscal 2012, management approved a plan to close the Company's distribution center in Dayton, New Jersey ("Northeast DC") and move the operations to its Southeast DC. The Company ceased operations in the Northeast DC during the fourth quarter of fiscal 2012. The lease of the Northeast DC expires in January 2021 and the Company has subleased this facility through January 2021.

The following table provides details of the remaining accruals for the West Coast DC and Northeast DC as of November 1, 2014, of which approximately $0.8 million was included in accrued expenses and other current liabilities and approximately $0.9 million was included in other long-term liabilities (dollars in thousands):

	Other Associated Costs	Lease Termination Costs	Total
Balance at February 1, 2014	$—	$2,679	$2,679
Restructuring costs	90	(243)	(153)
Payments and reductions	(90)	(729)	(819)
Balance at November 1, 2014	$—	$1,707	$1,707
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

Recently Adopted Accounting Standards

In May 2014, the FASB issued guidance relating to revenue recognition from contracts with customers. This guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently reviewing the potential impact of this standard.

2.	STOCKHOLDERS’ EQUITY
The Company's Board of Directors has authorized the following share repurchase programs: (1) $100 million on November 26, 2012 (the "2012 Share Repurchase Program") and (2) $100 million on March 4, 2014 (the "2014 Share Repurchase Program"). The 2012 Share Repurchase Program was completed during the first quarter of the Company's 2014 fiscal year. At November 1, 2014, there was approximately $56.0 million remaining on the 2014 Share Repurchase Program. Under the 2014 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
Pursuant to restrictions imposed by the Company's insider trading policy during black-out periods, the Company withholds and retires shares of vesting stock awards and makes payments to satisfy the withholding tax requirements of certain recipients. The Company's payment of the withholding taxes in exchange for the retired shares constitutes a purchase of its common stock. The Company also acquires shares of its common stock in conjunction with liabilities owed under the Company's Deferred Compensation Plan, which are held in treasury.
The following table summarizes the Company's share repurchases (in thousands):

	Thirty-nine Weeks Ended
	November 1, 2014		November 2, 2013
	Shares	Value	Shares	Value
Shares repurchases related to:
2012 Share Repurchase Program	281.6	$14,671	1,097.1	$54,714
2014 Share Repurchase Program (1)	896.4	44,037	—	—
Withholding taxes	24.7	1,257	1.8	132
Shares acquired and held in treasury	10.8	$548	7.6	$394

(1)	Subsequent to November 1, 2014 and through December 2, 2014, the Company repurchased 0.1 million shares for approximately $6.2 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2014 and Year-To-Date 2013, approximately $47.4 million and $44.2 million, respectively, were charged to retained earnings.
In the Third Quarter 2014 the Company's Board of Directors authorized a quarterly cash dividend. The Third Quarter 2014 dividend of $0.1325 per share was declared on August 7, 2014 and was payable to shareholders of record on the close of business on September 26, 2014 and was paid on October 17, 2014. Related to the fiscal 2014 dividends, $9.1 million was charged to retained earnings, of which $8.7 million related to cash dividends paid and $0.4 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. On November 4, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.1325 per share to be paid on January 16, 2015 to shareholders of record on the close of business on December 26, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Deferred Awards	$2,856	$3,243	$8,615	$10,085
Performance Awards	1,825	2,298	4,439	6,406
Total stock-based compensation expense (1)	$4,681	$5,541	$13,054	$16,491
____________________________________________

(1)
During the Third Quarter 2014 and the Third Quarter 2013, approximately $1.0 million and $0.3 million, respectively, were included in cost of sales. During Year-To-Date 2014 and Year-To-Date 2013, approximately $2.5 million and $1.9 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $5.1 million and $6.5 million for Year-To-Date 2014 and Year-To-Date 2013, respectively.
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
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2014
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	691	$49.27
Granted	260	48.29
Vested	(220)	48.92
Forfeited	(64)	49.33
Unvested Deferred Awards, end of period	667	$49.00

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $20.9 million as of November 1, 2014, which will be recognized over a weighted average period of approximately 2.4 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	267	$47.67
Granted	245	50.91
Vested shares, including shares vested in excess of target	(107)	46.34
Forfeited	(19)	49.17
Unvested Performance Awards, end of period	386	$50.02
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

For those awards in which the performance period is not yet complete, the cumulative expense recognized reflects changes in adjusted operating income and adjusted earnings per share estimates. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $10.5 million as of November 1, 2014, which will be recognized over a weighted average period of approximately 1.9 years.
Stock Options
At November 1, 2014, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Year-To-Date 2014 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of period	34	$28.77	3.8	$817
Exercised	(2)	23.99	N/A	63
Forfeited	(1)	23.84	N/A	26
Options outstanding and exercisable, end of period	31	$29.27	3.4	$616

4.	NET INCOME PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$36,942	$41,739	$39,851	$37,375

Basic weighted average common shares	21,541	22,337	21,843	22,632
Dilutive effect of stock awards	215	291	219	264
Diluted weighted average common shares	21,756	22,628	22,062	22,896
Antidilutive stock awards	2	—	1	42
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	November 1, 2014	February 1, 2014	November 2, 2013
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	35,548
Material handling equipment	10-15 yrs	48,479	48,345	48,345
Leasehold improvements	3-15 yrs	348,466	350,451	379,253
Store fixtures and equipment	3-10 yrs	236,342	234,151	245,892
Capitalized software	3-10 yrs	116,426	63,874	72,642
Construction in progress	—	19,961	43,213	34,825
		808,625	778,985	819,908
Accumulated depreciation and amortization		(489,754)	(466,836)	(501,887)
Property and equipment, net		$318,871	$312,149	$318,021

At November 1, 2014, the Company performed impairment testing on 1,017 stores with a total net book value of approximately $142.9 million. During the Third Quarter 2014, the Company recorded asset impairment charges of $3.3 million for 15 stores, of which 14 were fully impaired and one was partially impaired. During Year-To-Date 2014, the Company recorded store asset impairment charges of $6.4 million for 45 stores, of which 34 were fully impaired and 11 partially impaired. At November 1, 2014, the aggregate net book value of the stores that were partially impaired was approximately $1.7 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows.
At November 2, 2013, the Company performed impairment testing on 1,066 stores with a total net book value of approximately $168.4 million. During the Third Quarter 2013, the Company did not incur any asset impairment charges. During Year-To-Date 2013, the Company recorded store asset impairment charges of $12.7 million for 75 stores, of which 48 were fully impaired and 27 partially impaired.
During Year-To-Date 2013 the Company established a strategic long term systems plan. As part of this plan, the Company concluded that certain development costs previously incurred were no longer relevant and deemed certain systems to be obsolete and needed to be replaced by enhanced capabilities in order to incorporate industry best practices as well as service our international franchisees and wholesale business partners. Accordingly, the Company recorded asset impairment charges of $9.1 million and incurred $1.2 million of selling, general and administrative expenses related to the write-down of some previously capitalized development costs and obsolete systems.

As of November 1, 2014, February 1, 2014 and November 2, 2013, the Company had approximately $14.3 million, $10.2 million and $5.5 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.
6. CREDIT FACILITY
The Company and certain of its domestic subsidiaries maintain a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender (the “Credit Agreement”). The Credit Agreement was amended and restated on March 4, 2014 to incorporate all prior amendments, and the provisions below reflect the amended and restated Credit Agreement.
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
As of November 1, 2014, the Company has capitalized an aggregate of approximately $4.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at November 1, 2014 was approximately $1.3 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
The table below presents the components (in millions) of the Company’s credit facility:

	November 1, 2014	February 1, 2014	November 2, 2013
Credit facility maximum	$200.0	$150.0	$150.0
Borrowing base	200.0	150.0	150.0

Outstanding borrowings	19.1	—	—
Letters of credit outstanding—merchandise	0.1	1.2	3.7
Letters of credit outstanding—standby	9.1	9.9	10.2
Utilization of credit facility at end of period	28.3	11.1	13.9

Availability (1)	$171.7	$138.9	$136.1

Interest rate at end of period	2.1%	3.8%	3.8%

	Year-To-Date 2014	Fiscal 2013	Year-To-Date 2013
Average end of day loan balance during the period	$9.7	$—	$—
Highest end of day loan balance during the period	40.9	10.4	10.4
Average interest rate	3.3%	3.8%	3.8%
____________________________________________

(1)	The sublimit availability for the letters of credit was $40.8 million, $113.9 million, and $111.1 million at November 1, 2014, February 1, 2014, and November 2, 2013, respectively.

Letter of credit fees were immaterial during Year-To-Date 2014 and approximately $0.2 million during Year-To-Date 2013, substantially all of which are included in cost of sales.

7.	LEGAL AND REGULATORY MATTERS

During the Third Quarter 2014, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
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
The Company’s effective tax rate for the Third Quarter 2014 and Year-To-Date 2014 was 33.7% and 32.8%, respectively, compared to 32.3% and 31.4% during the Third Quarter 2013 and Year-To-Date 2013, respectively. The Third Quarter 2014 and Year-To-Date 2014 rates are higher due to the impact of the mix of forecasted income in 2014 being larger in higher tax jurisdictions, including the U.S., compared to lower tax jurisdictions such as Hong Kong and Canada.
The Company recognized less than $0.1 million in each of the Third Quarter 2014 and Third Quarter 2013, respectively, and $0.1 million during each of Year-To-Date 2014 and Year-To-Date 2013, respectively, of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

9.	INTEREST INCOME (EXPENSE), NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Interest income	$268	$290	$851	$792

Less:
Interest expense – revolver	105	—	234	—
Interest expense – credit facilities	23	33	75	93
Unused line fee	104	74	328	214
Amortization of deferred financing fees	88	91	264	273
Other interest and fees	30	10	73	70
Total interest expense	350	208	974	650
Interest income (expense), net	$(82)	$82	$(123)	$142

10.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and U.S. revenue from the Company's U.S. wholesale partners. Included in The Children's Place International segment are the Company's Canadian based stores, revenue from the Company's Canada wholesale partner and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of November 1, 2014, The Children’s Place U.S. operated 982 stores and The Children’s Place International operated 135 stores. As of November 2, 2013, The Children’s Place U.S. operated 990 stores and The Children’s Place International operated 133 stores.
The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales:
The Children’s Place U.S.	$418,863	$421,070	$1,112,933	$1,124,676
The Children’s Place International (1)	68,441	71,610	169,148	173,616
Total net sales	$487,304	$492,680	$1,282,081	$1,298,292
Gross profit:
The Children’s Place U.S.	$163,713	$168,753	$395,858	$419,243
The Children’s Place International	26,398	33,008	61,632	71,968
Total gross profit	$190,111	$201,761	$457,490	$491,211
Gross Margin:
The Children’s Place U.S.	39.1%	40.1%	35.6%	37.3%
The Children’s Place International	38.6%	46.1%	36.4%	41.5%
Total gross margin	39.0%	41.0%	35.7%	37.8%
Operating income:
The Children’s Place U.S. (2)	$43,147	$49,199	$48,162	$42,178
The Children’s Place International (3)	12,656	12,368	11,227	12,202
Total operating income	$55,803	$61,567	$59,389	$54,380
Operating income as a percent of net sales:
The Children’s Place U.S.	10.3%	11.7%	4.3%	3.8%
The Children’s Place International	18.5%	17.3%	6.6%	7.0%
Total operating income	11.5%	12.5%	4.6%	4.2%
Depreciation and amortization:
The Children’s Place U.S.	$13,135	$14,584	$38,902	$43,065
The Children’s Place International	2,033	1,889	6,050	5,825
Total depreciation and amortization	$15,168	$16,473	$44,952	$48,890
Capital expenditures:
The Children’s Place U.S.	$13,367	$17,117	$41,583	$49,391
The Children’s Place International	495	1,371	3,054	7,767
Total capital expenditures	$13,862	$18,488	$44,637	$57,158

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

(2)
Includes additional SG&A costs incurred related to restructuring, severance and reorganizations of approximately $1.1 million and $0.3 million for the Third Quarter 2014 and Third Quarter 2013, respectively, and $4.5 million and $2.5 million for Year-To-Date 2014 and

Year-To-Date 2013, respectively. Also includes asset impairment charges of $3.1 million for the Third Quarter 2014 and $6.1 million and $20.8 million for Year-To-Date 2014 and Year-To-Date 2013, respectively.

(3)	Includes a $0.2 million asset impairment charge for the Third Quarter 2014 and Year-To-Date 2014, respectively, and a $1.0 million asset impairment charge for Year-To-Date 2013.

	November 1, 2014	February 1, 2014	November 2, 2013
Total assets:
The Children’s Place U.S.	$842,823	$824,893	$810,644
The Children’s Place International	152,598	165,737	164,073
Total assets	$995,421	$990,630	$974,717

11.	SUBSEQUENT EVENTS
Subsequent to November 1, 2014 and through December 2, 2014, the Company repurchased 0.1 million shares for approximately $6.2 million, which brought total shares purchased under the 2014 Share Repurchase Program to approximately $50.2 million.
On November 4, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.1325 per share to be paid on January 16, 2015 to shareholders of record on the close of business on December 26, 2014.

On November 20, 2014, the Company announced the appointment of Anurup Pruthi as Senior Vice President and Chief Financial Officer, effective December 1, 2014. He will report to Michael Scarpa, Chief Operating Officer.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended February 1, 2014. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by weakness in the economy that continues to affect the Company’s target customer or by other factors such as increases in the cost of food, the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2014.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Third Quarter 2014 — The thirteen weeks ended November 1, 2014.

•	Third Quarter 2013 — The thirteen weeks ended November 2, 2013.

•	Year-To-Date 2014 — The thirty-nine weeks ended November 1, 2014.

•	Year-To-Date 2013 — The thirty-nine weeks ended November 2, 2013.

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

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell and license to sell fashionable, high-quality, value-priced merchandise, virtually all of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. Our objective is to deliver high-quality, value-priced, trend-right assortments for children sizes 0-14. As of November 1, 2014, we operated 1,117 stores in the United States, Canada and Puerto Rico, our e-commerce business at www.childrensplace.com, and had 67 international stores open and operated by our franchise partners.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at

www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and U.S. revenue from our U.S. wholesale partners. Included in The Children's Place International segment are our Canadian based stores, revenue from the Company's Canada wholesale partner, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of November 1, 2014, The Children’s Place U.S. operated 982 stores and The Children’s Place International operated 135 stores. As of November 2, 2013, The Children’s Place U.S. operated 990 stores and The Children’s Place International operated 133 stores.
Recent Developments
On November 20, 2014, we announced the appointment of Anurup Pruthi as Senior Vice President and Chief Financial Officer, effective December 1, 2014. He will report to Michael Scarpa, Chief Operating Officer.
Operating Highlights
During the Third Quarter 2014, we saw positive Comparative Retail Sales for the second straight quarter. Our Comparable Retail Sales increased 0.2% during the Third Quarter 2014 compared to a 0.7% decrease during the Third Quarter 2013. Net sales during the Third Quarter 2014 decreased by $5.4 million, or 1.1%, to $487.3 million from $492.7 million during the Third Quarter 2013.  Net sales Year-To-Date 2014 decreased by $16.2 million, or 1.2%, to $1,282.1 million from $1,298.3 million in Year-To-Date 2013.  Our Comparable Retail Sales decreased 0.8% during Year-To-Date 2014 compared to a 2.3% decrease during Year-To-Date 2013.
Gross Margin decreased 200 basis points to 39.0% during the Third Quarter 2014 from 41.0% during the Third Quarter 2013 and decreased 210 basis points to 35.7% during Year-To-Date 2014 from 37.8% during Year-To-Date 2013. The decrease in Gross Margin was attributable to an elevated promotional environment, higher supply chain costs and the accelerated sale of inventory in preparation for the planned 2015 go live of our new assortment planning tool.
As a percentage of net sales, SG&A decreased 130 basis points and 120 basis points, respectively, during the Third Quarter 2014 and Year-To-Date 2014. Managing company-wide expenses has been, and will continue to be, a key focus for the entire Company.

We reported net income of $36.9 million, or $1.70 per diluted share during the Third Quarter 2014, compared to $41.7 million, or $1.84 per diluted share, during the Third Quarter 2013 and net income of $39.9 million, or $1.81 per diluted share during Year-To-Date 2014, compared to $37.4 million, or $1.63 per diluted share, during Year-To-Date 2013.

We continue to be focused on our business transformation initiatives. During Year-To-Date 2014 we successfully implemented SAP, launched our upgraded website platform for our e-commerce business, completed our customer segmentation work, and are now focused on deploying our inventory management and assortment planning tools, pricing analytics and enhancing our digital capabilities.

We continue to evaluate our store fleet and plan to close 125 underperforming stores through fiscal 2016, which includes the 41 stores we closed during fiscal 2013, along with approximately 35 stores we plan to close in fiscal 2014. During the Third Quarter 2014, we opened ten stores and closed six. During the Third Quarter 2013 we opened ten stores and closed three. During Year-To-Date 2014, we opened 24 stores and closed 14. During Year-To-Date 2013, we opened 45 stores and closed 17. We are slowing new store growth in fiscal 2014 and beyond as we focus on our international, wholesale and omni-channel initiatives.
We continued our international store expansion program with our franchise partners opening 32 additional stores during Year-To-Date 2014, including 23 in Israel and one store in Panama, bringing our total international franchise store count to 67. Additionally, during the third quarter of fiscal 2014 we announced a new franchise agreement with Arvind Lifestyle Brand Limited to open stores in India with the first store opening slated for mid-2015. In our wholesale business, we continued to add accounts, including four during the Third Quarter 2014, and expand categories and distribution to our customers during Year-To-Date 2014.

We continue to be committed to returning capital to shareholders, and during Year-To-Date 2014 we paid cash dividends of $8.7 million and repurchased $58.7 million in stock. Our fourth quarter 2014 dividend will be paid on January 16, 2015 to shareholders of record on December 26, 2014.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Average Translation Rates (1)
Canadian Dollar	0.9046	0.9641	0.9114	0.9738
Hong Kong Dollar	0.1290	0.1290	0.1290	0.1289
China Yuan Renminbi	0.1629	0.1635	0.1616	0.1624
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the Third Quarter 2014, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $3.9 million, $2.0 million and $1.4 million, respectively.  For Year-To-Date 2014, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $10.2 million, $4.0 million and $1.7 million, respectively. Net sales are affected only by the Canadian dollar translation rates.  In addition, translation rate changes affect the gross profit of our Canadian subsidiary because its purchases of inventory are priced in U.S. dollars.  The effects of these purchases on our Canadian subsidiary's gross profit were decreases of approximately $0.2 million and $0.7 million during the Third Quarter 2014 and Year-To-Date 2014, respectively.

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
Inventory Valuation- We value inventory at the lower of cost or market (“LCM”), with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the LCM calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our LCM reserve as of November 1, 2014 would have impacted net income by approximately $0.2 million.  Our reserve balance at November 1, 2014 was approximately $3.0 million compared to $2.4 million at November 2, 2013.
Additionally, we adjust our inventory based upon an annual physical inventory, which is taken during the fourth quarter of the fiscal year.  Based on the results of our historical physical inventories, an estimated shrink rate is used for each successive quarter until the next annual physical inventory, or sooner if facts or circumstances should indicate differently.  A 1% difference in our shrinkage rate as a percentage of cost of goods sold could impact each quarter's net income by approximately $1.0 million.

Stock-Based Compensation- We account for stock-based compensation according to the provisions of the “Compensation-Stock Compensation” topic of the FASB ASC.
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards"). For Performance Awards issued during fiscal 2013 and to our CEO in fiscal 2014, each award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the adjusted operating income level achieved for the three-fiscal year period (one-fiscal year in the case of the CEO's Performance Award), the employee can earn from 0% to 200% of their Target Shares. The fair value of all awards granted is based on the closing price of our common stock on the grant date. For non-CEO Performance Awards issued during fiscal 2014 (“2014 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. 2014 Performance Awards generally cliff vest, if earned, after a three year service period.  The 2014 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the performance period using our simulated stock price as well as the TSR of companies in our peer group. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2014 net income by approximately $0.8 million.

The expense for Performance Awards is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance periods. To the extent that actual operating results for fiscal years 2014, 2015 and 2016 differ from our estimates, future performance share compensation expense could be significantly different. For Performance Awards issued during fiscal 2013 and to our CEO in fiscal 2014 for which the performance period has not yet concluded a 10% increase or decrease in our annual projected adjusted operating income would have caused an approximate $1.3 million increase or a $2.5 million decrease, respectively, to stock-based compensation expense for Year-To-Date 2014. For 2014 Performance Awards for which the performance period has not yet concluded a 10% increase or decrease in our cumulative projected adjusted earnings per share would have caused an approximate $0.4 million increase or a $0.8 million decrease, respectively, to stock-based compensation expense for Year-To-Date 2014.
Stock Options
We have not issued stock options since fiscal 2008; however, certain issued stock options remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at November 1, 2014.
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of November 1, 2014 would have impacted net income by approximately $0.7 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  Prior to the implementation of the current fleet optimization program, historically, less than 2% of our stores required impairment charges in any one year.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At November 1, 2014, the average net book value per store was approximately $0.2 million.
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

Recently Adopted Accounting Standards

In May 2014, the FASB issued guidance relating to revenue recognition from contracts with customers. This guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. We are currently reviewing the potential impact of this standard.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, our SG&A expenses decreased approximately 130 basis points to 23.8% of net sales during the Third Quarter 2014 from 25.1% during the Third Quarter 2013.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	61.0	59.0	64.3	62.2
Gross profit	39.0	41.0	35.7	37.8
Selling, general and administrative expenses	23.8	25.1	27.1	28.3
Asset impairment charge	0.7	—	0.5	1.7
Other costs (income)	(0.1)	—	—	(0.1)
Depreciation and amortization	3.1	3.3	3.5	3.8
Operating income	11.5	12.5	4.6	4.2
Income before income taxes	11.4	12.5	4.6	4.2
Provision for income taxes	3.9	4.0	1.5	1.3
Net income	7.6%	8.5%	3.1%	2.9%
Number of Company-operated stores, end of period	1,117	1,123	1,117	1,123
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales:
The Children’s Place U.S.	$418,863	$421,070	$1,112,933	$1,124,676
The Children’s Place International	68,441	71,610	169,148	173,616
Total net sales	$487,304	$492,680	$1,282,081	$1,298,292
Gross profit:
The Children’s Place U.S.	$163,713	$168,753	$395,858	$419,243
The Children’s Place International	26,398	33,008	61,632	71,968
Total gross profit	$190,111	$201,761	$457,490	$491,211
Gross Margin:
The Children’s Place U.S.	39.1%	40.1%	35.6%	37.3%
The Children’s Place International	38.6%	46.1%	36.4%	41.5%
Total gross margin	39.0%	41.0%	35.7%	37.8%

The Third Quarter 2014 Compared to the Third Quarter 2013

Net sales decreased by $5.4 million, or 1.1%, to $487.3 million during the Third Quarter 2014 from $492.7 million during the Third Quarter 2013.  Our net sales decrease resulted from unfavorable changes in the Canadian exchange rate of $3.9 million and a $2.2 million decrease in sales from new stores, as well as other sales that did not qualify as comparable sales, partially offset by a Comparable Retail Sales increase of $0.7 million. Comparable Retail Sales increased 0.2% in the Third Quarter 2014, due to a 0.5% increase in number of transactions partially offset by a 0.3% decrease in average dollar transaction size. Total e-commerce sales, which include postage and handling, increased to 16.4% of sales in the Third Quarter 2014 from 14.8% in the Third Quarter 2013.
The Children’s Place U.S. net sales decreased $2.2 million, or 0.5%, to $418.9 million in the Third Quarter 2014 compared to $421.1 million in the Third Quarter 2013.  This decrease resulted from a $5.3 million decrease in sales from new stores, as well as other sales that did not qualify as comparable sales, partially offset by a Comparable Retail Sales increase of $3.1 million.  U.S. Comparable Retail Sales increased 0.8% in the Third Quarter 2014, due to a 0.7% increase in the number of transactions and a 0.1% increase in average dollar transaction size. Total U.S. e-commerce sales, which include postage and handling, increased to 17.2% of The Children's Place U.S. sales in the Third Quarter 2014 from 15.8% in the Third Quarter 2013.
The Children’s Place International net sales decreased $3.2 million, or 4.5%, to $68.4 million in the Third Quarter 2014 compared to $71.6 million in the Third Quarter 2013.  The decrease resulted from unfavorable changes in the Canadian exchange rates of $3.9 million and a Canadian Comparable Retail Sales decrease of $2.4 million, partially offset by a $3.1 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales. Canadian Comparable Retail Sales decreased 3.8% in the Third Quarter 2014, due to a 3.2% decrease in average dollar transaction size and a 0.6% decrease in the number of transactions. Total International e-commerce sales, which include postage and handling, increased to 11.3% of The Children's Place International sales in the Third Quarter 2014 from 8.4% in the Third Quarter 2013.
During the Third Quarter 2014, we opened ten stores and closed six, all in the United States. During the Third Quarter 2013 we opened ten stores and closed three, all in the United States.
Gross profit decreased by $11.7 million to $190.1 million during the Third Quarter 2014 from $201.8 million during the Third Quarter 2013.  Consolidated Gross Margin decreased 200 basis points to 39.0% during the Third Quarter 2014 from 41.0% during the Third Quarter 2013. The decrease in consolidated Gross Margin resulted primarily from an elevated promotional environment, higher supply chain costs and the accelerated sale of inventory in preparation for the planned 2015 go live of our new assortment planning tool.
Gross Margin at The Children's Place U.S. decreased 100 basis points from 40.1% in the Third Quarter 2013 to 39.1% in the Third Quarter 2014. The decrease in U.S. Gross Margin resulted primarily from an elevated promotional environment, higher supply chain costs and the accelerated sale of inventory in preparation for the planned 2015 go live of our new assortment planning tool.
Gross Margin at The Children's Place International decreased 750 basis points from 46.1% in the Third Quarter 2013 to 38.6% in the Third Quarter 2014. The decrease in International Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Canadian Comparable Retail Sales and higher supply chain costs.

Selling, general and administrative expenses decreased $7.4 million to $116.1 million during the Third Quarter 2014 from $123.5 million during the Third Quarter 2013. As a percentage of net sales SG&A decreased 130 basis points to 23.8% during the Third Quarter 2014 from 25.1% during the Third Quarter 2013. The comparability of our SG&A was affected by the restructuring of certain store and corporate operations which resulted in costs of approximately $1.1 million and $0.3 million for the Third Quarter 2014 and the Third Quarter 2013, respectively. Excluding this impact our SG&A decreased approximately $8.2 million, or 140 basis points, and included the following variances:

•	store expenses decreased approximately $3.5 million, or 70 basis points, primarily due to expense reduction initiatives in payroll, supplies and maintenance costs; and

•
a decrease in administrative expenses of approximately $3.2 million, or 70 basis points, primarily related to expense reduction initiatives in payroll, corporate expenses and marketing expenses, which resulted primarily from fewer direct mailings, partially offset by increased training costs associated with our ongoing transformation initiatives.

Asset impairment charges were $3.3 million during the Third Quarter 2014, which related to 15 stores, of which 14 were fully impaired and one was partially impaired. These store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates. There were no asset impairment charges during the Third Quarter 2013.

Provision for income taxes was $18.8 million during the Third Quarter 2014 compared to $19.9 million during the Third Quarter 2013.  Our effective tax rate was 33.7% and 32.3% in the Third Quarter 2014 and the Third Quarter 2013, respectively.
Net income was $36.9 million during the Third Quarter 2014 compared to $41.7 million during the Third Quarter 2013, due to the factors discussed above.  Earnings per diluted share was $1.70 in the Third Quarter 2014 compared to $1.84 in the Third Quarter 2013.  This decrease in earnings per share is due to the decrease in net income for the quarter partially offset by a lower weighted average common shares outstanding of approximately 0.9 million, which is primarily the result of our share repurchase program.
Year-To-Date 2014 Compared to Year-To-Date 2013

Net sales decreased by $16.2 million, or 1.2%, to $1,282.1 million during Year-To-Date 2014 from $1,298.3 million during Year-To-Date 2013.  Our net sales decrease resulted from a Comparable Retail Sales decrease of $11.4 million and a $10.2 million decrease resulting from unfavorable changes in the Canadian exchange rate, partially offset by a $5.4 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales. Comparable Retail Sales declined 0.8% in Year-To-Date 2014, due to a 1.4% decline in the number of transactions partially offset by a 0.6% increase in average dollar transaction size. Total e-commerce sales, which include postage and handling, increased to 15.9% of sales in Year-To-Date 2014 from 13.7% in the Year-To-Date 2013.
The Children’s Place U.S. net sales decreased $11.8 million, or 1.0%, to $1,112.9 million in Year-To-Date 2014 compared to $1,124.7 million in Year-To-Date 2013.  This decrease resulted from a Comparable Retail Sales decrease of $10.4 million and a $1.4 million decrease in sales from new stores, as well as other sales that did not qualify as comparable sales.  U.S. Comparable Retail Sales declined 0.8% in Year-To-Date 2014, due to a 1.6% decline in the number of transactions partially offset by a 0.8% increase in average dollar transaction size. Total U.S. e-commerce sales, which include postage and handling, increased to 16.5% of The Children's Place U.S. sales in Year-To-Date 2014 from 14.6% in Year-To-Date 2013.
The Children’s Place International net sales decreased $4.5 million, or 2.6%, to $169.1 million in Year-To-Date 2014 compared to $173.6 million in Year-To-Date 2013.  The decrease resulted from a $10.2 million decrease resulting from unfavorable changes in the Canadian exchange rates and a Canadian Comparable Retail Sales decrease of $1.0 million partially offset by a $6.7 million increase in sales from new stores, as well as other sales that did not qualify as comparable sales. Canadian Comparable Retail Sales decreased 0.9% in Year-To-Date 2014, due to a 0.5% decrease in average dollar transaction size and a 0.4% decline in the number of transactions. Total International e-commerce sales, which include postage and handling, increased to 11.1% of The Children's Place International sales in Year-To-Date 2014 from 7.5% in Year-To-Date 2013.
During Year-To-Date 2014, we opened 24 stores, 22 in the United States and two in Canada, and closed 14, all in the United States. During Year-To-Date 2013 we opened 45 stores, consisting of 41 in the United States and four in Canada, and closed 17, all in the United States.
Gross profit decreased by $33.7 million to $457.5 million during Year-To-Date 2014 from $491.2 million during Year-To-Date 2013.  Consolidated Gross Margin decreased 210 basis points to 35.7% during Year-To-Date 2014 from 37.8% during Year-To-Date 2013. The decrease in consolidated Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales, an elevated promotional environment, higher supply chain costs and the accelerated sale of inventory in preparation for the planned 2015 go live of our new assortment planning tool.

Gross Margin at The Children's Place U.S. decreased 170 basis points from 37.3% in Year-To-Date 2013 to 35.6% in Year-To-Date 2014. The decrease in U.S. Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales, an elevated promotional environment, higher supply chain costs and the accelerated sale of inventory in preparation for the planned 2015 go live of our new assortment planning tool.
Gross Margin at The Children's Place International decreased 510 basis points from 41.5% in Year-To-Date 2013 to 36.4% in Year-To-Date 2014. The decrease in International Gross Margin resulted primarily from a de-leverage of fixed costs due to negative Comparable Retail Sales, higher cost of goods sold as a percentage of net sales and higher supply chain costs.
Selling, general and administrative expenses decreased $19.9 million to $347.0 million during Year-To-Date 2014 from $366.9 million during Year-To-Date 2013. As a percentage of net sales SG&A decreased 120 basis points to 27.1% during Year-To-Date 2014 from 28.3% during Year-To-Date 2013. The comparability of our SG&A was affected by the restructuring of certain store and corporate operations which resulted in costs of approximately $4.5 million and $2.5 million for Year-To-Date 2014 and Year-To-Date 2013, respectively. Excluding this impact our SG&A decreased approximately $21.9 million, or 140 basis points, and included the following variances:

•	store expenses decreased approximately $11.6 million, or 70 basis points, primarily due to expense reduction initiatives in payroll, supplies and maintenance costs; and

•
a decrease in administrative expenses of approximately $8.1 million, or 50 basis points, primarily related to expense reduction initiatives in payroll, corporate expenses and marketing expenses, which resulted primarily from fewer direct mailings, partially offset by increased training costs associated with our ongoing transformation initiatives.

Asset impairment charges were $6.4 million during Year-To-Date 2014, which related to 45 stores, 34 of which were fully impaired and 11 of which were partially impaired. Asset impairment charges were $21.8 million during Year-To-Date 2013, $12.7 million of which related to 75 stores, 48 of which were fully impaired and 27 of which were partially impaired. These store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates. Additionally, during Year-To-Date 2013, we recorded asset impairment charges of $9.1 million related to a determination that certain development costs previously incurred were no longer relevant and that certain systems were obsolete.

Provision for income taxes was $19.4 million during Year-To-Date 2014 compared to $17.1 million during Year-To-Date 2013.  Our effective tax rate was 32.8% and 31.4% during Year-To-Date 2014 and Year-To-Date 2013, respectively. The Year-To-Date 2014 rate is higher due to the impact of the mix of forecasted income in 2014 being larger in higher tax jurisdictions, including the U.S., compared to lower tax jurisdictions such as Hong Kong and Canada.
Net income was $39.9 million during Year-To-Date 2014 compared to $37.4 million during Year-To-Date 2013, due to the factors discussed above.  Earnings per diluted share was $1.81 in Year-To-Date 2014 compared to $1.63 in Year-To-Date 2013.  This increase in earnings per share is due to the increase in net income and a lower weighted average common shares outstanding of approximately 0.8 million, which is primarily the result of our share repurchase programs.

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
Our working capital decreased $21.6 million to $332.7 million at November 1, 2014 compared to $354.3 million at November 2, 2013.  This decrease is primarily due to an increase in capital returned to our shareholders through dividends and higher share repurchases and a decrease in cash from operations. During Year-To-Date 2014, under our share repurchase programs, we repurchased approximately 1.2 million shares for approximately $58.7 million.  We also paid cash dividends of $8.7 million during Year-To-Date 2014. Subsequent to November 1, 2014 and through December 2, 2014, we repurchased 0.1 million shares for approximately $6.2 million and announced that our Board of Directors declared a quarterly cash dividend of $0.1325 per share to be paid on January 16, 2015 to shareholders of record on the close of business on December 26, 2014.
Our credit facility provides for borrowings up to the lesser of $200.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At November 1, 2014, our borrowing base was $200.0 million, we had

$19.1 million of outstanding borrowings and there were $9.2 million of outstanding letters of credit, with $171.7 million of availability for borrowings and a sublimit availability for letters of credit of $40.8 million.
As of November 1, 2014, we had $170.8 million of cash and cash equivalents, of which approximately $165.2 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $93.6 million was in our Canadian subsidiaries, approximately $60.2 million was in our Hong Kong subsidiaries and approximately $11.4 million was in other foreign subsidiaries. As of November 1, 2014 we also had a short-term investment of $39.0 million in Hong Kong. Because all of our cash, cash equivalents and short-term investments in our foreign subsidiaries are considered permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
We expect to be able to meet our working capital and capital expenditure requirements by using our cash on hand, cash flows from operations and availability under our credit facility.
Credit Facility
We and certain of our domestic subsidiaries maintain a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender (the “Credit Agreement”). The Credit Agreement was amended and restated on March 4, 2014 to incorporate all prior amendments, and the provisions below reflect the amended and restated Credit Agreement.
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
As of November 1, 2014, we have capitalized an aggregate of approximately $4.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at November 1, 2014 was approximately $1.3 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2014, cash flows provided by operating activities were $68.6 million compared to $99.2 million during Year-To-Date 2013.  The net decrease of $30.6 million in cash from operating activities resulted primarily from operating performance and the timing of payments on accounts payable and other current liabilities.

During Year-To-Date 2014 cash flows used in investing activities were $21.1 million compared to $94.7 million during Year-To-Date 2013. This change was primarily due to a net redemption of short-term investments during Year-To-Date 2014 compared to a net purchase during Year-To-Date 2013 and a $12.6 million decrease in purchases of property and equipment.
During Year-To-Date 2014, cash flows used in financing activities were $49.5 million compared to $53.4 million during Year-To-Date 2013.  The decrease primarily resulted from borrowings under our revolving credit facility of $19.1 million partially offset by a $5.2 million increase in purchases of our common stock, pursuant to our share repurchase programs during Year-To-Date 2014 compared to Year-To-Date 2013, the payment of $8.7 million in cash dividends and a $1.4 million decrease in proceeds from the exercise of stock options.
We anticipate that total capital expenditures will be in the range of $75 to $80 million in fiscal 2014.  During Year-To-Date 2014, we opened 24 stores and remodeled 43 at an aggregate cost of approximately $16.0 million.  We are slowing new store growth in fiscal 2014 and beyond as we focus on our international, wholesale and omni-channel initiatives and now plan to open 25 stores during fiscal 2014, and plan to close approximately 35 stores during fiscal 2014. During Year-To-Date 2014 we have also spent approximately $28.0 million on information technology, our corporate offices and other strategic initiatives and approximately $1.0 million on projects in our distribution centers.  We anticipate that approximately two-thirds of our total fiscal 2014 capital expenditures will be spent on information technology, including enterprise resource planning and e-commerce systems, and other strategic initiatives and the remainder will be spent primarily on store projects.
Our ability to continue to meet our capital requirements in fiscal 2014 depends on our cash on hand, our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2014, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements over the next 12 months.
Historically, we have funded our capital expenditures primarily from operations. With a domestic cash balance of $5.6 million, $171.7 million of availability on our credit facility, $60.2 million in our Hong Kong subsidiaries, $11.4 million in other foreign subsidiaries, a short-term investment of $39.0 million in Hong Kong and a Canadian cash balance of $93.6 million, all at November 1, 2014, we expect to meet our capital requirements over the next 12 months.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of November 1, 2014, we had $19.1 million in borrowings under the credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of November 1, 2014, net assets in Canada and Hong Kong were approximately $121.7 million and $88.8 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $12.2 million and $8.9 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of November 1, 2014, we had approximately $165.2 million of our cash and cash equivalents held in foreign countries, of which approximately $93.6 million was in Canada, approximately $60.2 million was in Hong Kong and approximately $11.4 million was in other foreign countries. As of November 1, 2014, we had short-term investments of $39.0 million held in Hong Kong.
Foreign Operations
Approximately 12% of our consolidated net sales and approximately 13% of our total operating expenses are transacted in foreign currencies. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2014 net sales could have decreased or increased by approximately $15.4 million and total costs and expenses could have decreased or increased by approximately $18.1 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At November 1, 2014, we had foreign currency denominated receivables and payables, including inter-company balances, of $12.1 million and $11.9 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.
We import a vast majority of our merchandise from foreign countries, primarily China and Bangladesh.  Consequently, any significant or sudden change in these foreign countries' political, foreign trade, financial, banking or currency policies and practices, or the occurrence of significant labor unrest, could have a material adverse impact on our financial position, results of operations and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of November 1, 2014. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of November 1, 2014, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

The following table provides a month-by-month summary of our share repurchase activity during Third Quarter 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
8/3/14-8/30/14 (1)	107,839	$50.66	105,200	$68,327
8/31/14-10/4/14 (2)	120,612	50.66	120,500	62,222
10/5/14-11/1/14	130,000	48.15	130,000	55,963
Total	358,451	$49.75	355,700	$55,963
____________________________________________

(1)
Includes 1,345 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 1,294 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Includes 112 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	December 4, 2014	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 4, 2014	By:	/S/ MICHAEL SCARPA
MICHAEL SCARPA
Chief Operating Officer
(Principal Accounting and Financial Officer)