Form 10-Q
period 2015-05-02
Childrens Place, Inc.
filed 2015-05-20
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of May 18, 2015 was 20,617,354 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 2, 2015

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 2, 2015	January 31, 2015	May 3, 2014
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,282	$173,291	$131,432
Short-term investments	59,280	52,000	64,000
Accounts receivable	25,041	31,928	25,099
Inventories	281,059	297,631	304,291
Prepaid expenses and other current assets	38,684	39,349	40,007
Deferred income taxes	13,611	15,080	12,933
Total current assets	558,957	609,279	577,762
Long-term assets:
Property and equipment, net	309,548	310,301	315,314
Deferred income taxes	38,178	35,580	40,710
Other assets	3,420	3,458	3,753
Total assets	$910,103	$958,618	$937,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$11,186	$—	$—
Accounts payable	130,899	155,323	120,654
Income taxes payable	489	420	786
Accrued expenses and other current liabilities	104,190	118,724	110,351
Total current liabilities	246,764	274,467	231,791
Long-term liabilities:
Deferred rent liabilities	78,506	80,214	86,497
Other tax liabilities	6,222	6,446	5,324
Other long-term liabilities	7,818	8,373	8,514
Total liabilities	339,310	369,500	332,126
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 20,736, 21,075 and 22,002 issued; 20,700, 21,040 and 21,961 outstanding	2,074	2,108	2,200
Additional paid-in capital	228,586	230,429	224,727
Treasury stock, at cost (36, 35, 41 shares)	(1,748)	(1,682)	(1,992)
Deferred compensation	1,748	1,682	1,992
Accumulated other comprehensive (loss) income	(12,394)	(17,493)	290
Retained earnings	352,527	374,074	378,196
Total stockholders’ equity	570,793	589,118	605,413
Total liabilities and stockholders’ equity	$910,103	$958,618	$937,539
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net sales	$404,865	$410,149
Cost of sales (exclusive of depreciation and amortization)	252,756	261,888

Gross profit	152,109	148,261

Selling, general and administrative expenses	114,514	113,720
Other costs (income)	(3)	231
Depreciation and amortization	14,394	14,227

Operating income	23,204	20,083
Interest income (expense), net	(176)	19

Income before income taxes	23,028	20,102
Provision for income taxes	7,421	6,506

Net income	$15,607	$13,596

Earnings per common share
Basic	$0.74	$0.61
Diluted	$0.73	$0.61

Cash dividends declared and paid per common share	$0.15	$0.1325

Weighted average common shares outstanding
Basic	21,012	22,150
Diluted	21,366	22,419

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net income	$15,607	$13,596
Other Comprehensive Income:
Foreign currency translation adjustment	5,099	1,819
Comprehensive income	$20,706	$15,415

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,607	$13,596
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	14,394	14,227
Stock-based compensation	3,868	3,062
Excess tax benefits from stock-based compensation	(794)	(289)
Deferred taxes	(868)	(2,758)
Deferred rent expense and lease incentives	(2,655)	(2,554)
Other	190	455
Changes in operating assets and liabilities:
Inventories	17,818	18,626
Accounts receivable and other assets	2,830	(1)
Income taxes payable, net of prepayments	5,910	249
Accounts payable and other current liabilities	(42,405)	(40,514)
Deferred rent and other liabilities	(499)	62
Total adjustments	(2,211)	(9,435)
Net cash provided by operating activities	13,396	4,161
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(10,063)	(15,902)
Purchase of short-term investments	(36,280)	(19,000)
Redemption of short-term investments	29,000	17,500
Change in company-owned life insurance policies	(3)	6
Net cash used in investing activities	(17,346)	(17,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock, including transaction costs	(41,213)	(27,581)
Cash dividends paid	(3,130)	(2,938)
Borrowings under revolving credit facility	178,006	22,796
Repayments under revolving credit facility	(166,820)	(22,796)
Exercise of stock options	438	53
Excess tax benefits from stock-based compensation	794	289
Deferred financing costs	—	(306)
Net cash used in financing activities	(31,925)	(30,483)
Effect of exchange rate changes on cash	3,866	1,153
Net decrease in cash and cash equivalents	(32,009)	(42,565)
Cash and cash equivalents, beginning of period	173,291	173,997
Cash and cash equivalents, end of period	$141,282	$131,432

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$2,422	$9,293
Cash paid during the period for interest	343	147
Decrease in accrued purchases of property and equipment	(3,384)	(2,604)

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of May 2, 2015 and May 3, 2014 and the results of its consolidated operations and cash flows for the thirteen weeks ended May 2, 2015 and May 3, 2014. The consolidated financial position as of January 31, 2015 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 2, 2015 and May 3, 2014 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	First Quarter 2015 — The thirteen weeks ended May 2, 2015.

•	First Quarter 2014 — The thirteen weeks ended May 3, 2014.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

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
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest over one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement. For Performance Awards issued during fiscal 2013, each award has a defined number of shares that an employee can earn (the “Target Shares”) and, based on the adjusted operating income level achieved for the three-fiscal year period, the employee can earn from 0% to 200% of their Target Shares. The fair value of these Performance Awards and all Deferred Awards granted is based on the closing price of our common stock on the grant date. The 2013 Performance Awards cliff vest, if earned, after completion of the three year performance period. For Performance Awards issued during fiscal 2014 and 2015 (the “2014 and 2015 Performance Awards”), the employee can earn from 0% to 300% of their Target Shares based on the achievement of adjusted earnings per share for the cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2014 and 2015 Performance Awards cliff vest, if earned, after completion of the three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the performance period using our simulated stock price as well as the TSR of companies in our peer group. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of adjusted operating income and adjusted earnings per share as they occur.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.5 million, $0.5 million, and $0.4 million at May 2, 2015, January 31, 2015 and May 3, 2014, respectively.  The cash surrender value of the COLIs, at fair value, was approximately $0.3 million, $0.3 million and $0.3 million at May 2, 2015, January 31, 2015 and May 3, 2014, respectively.  Company stock was $1.7 million, $1.7 million, and $2.0 million at May 2, 2015, January 31, 2015 and May 3, 2014, respectively.
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

The following table provides details of the remaining accruals for the West Coast DC and Northeast DC as of May 2, 2015, of which approximately $0.7 million was included in accrued expenses and other current liabilities and approximately $0.6 million was included in other long-term liabilities (dollars in thousands):

	Other Associated Costs	Lease Termination Costs	Total
Balance at January 31, 2015	$—	$1,508	$1,508
Restructuring costs	(21)	18	(3)
Payments and reductions	21	(200)	(179)
Balance at May 2, 2015	$—	$1,326	$1,326
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
The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to fall within Level 3 of the fair value hierarchy.

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
The Company's Board of Directors has authorized the following share repurchase programs: (1) $100 million on November 26, 2012 (the "2012 Share Repurchase Program"); (2) $100 million on March 3, 2014 (the "2014 Share Repurchase Program") and (3) $100 million on January 7, 2015 (the "2015 Share Repurchase Program"). The 2012 Share Repurchase Program and the 2014 Share Repurchase Program have been completed. At May 2, 2015, there was approximately $99.6 million remaining on the 2015 Share Repurchase Program. Under the 2015 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
Pursuant to restrictions imposed by the Company's insider trading policy during black-out periods, the Company withholds and retires shares of vesting stock awards and makes payments to taxing authorities as required by law to satisfy the withholding tax requirements of certain recipients. The Company's payment of the withholding taxes in exchange for the retired shares constitutes a purchase of its common stock. The Company also acquires shares of its common stock in conjunction with liabilities owed under the Company's Deferred Compensation Plan, which are held in treasury.
The following table summarizes the Company's share repurchases (in thousands):

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
	Shares	Value	Shares	Value
Shares repurchases related to:
2012 Share Repurchase Program	—	$—	281.6	$14,671
2014 Share Repurchase Program	640.4	39,791	239.4	11,810
2015 Share Repurchase Program (1)	7.3	449	—	—
Withholding taxes	15.0	973	22.9	1,100
Shares acquired and held in treasury	1.1	$66	8.1	$417

(1)	Subsequent to May 2, 2015 and through May 18, 2015, the Company repurchased 0.1 million shares for approximately $8.3 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during the First Quarter 2015 and the First Quarter 2014, approximately $34.0 million and $22.0 million, respectively, were charged to retained earnings.
In the First Quarter 2014 the Company's Board of Directors first authorized a quarterly cash dividend. The First Quarter 2015 dividend of $0.15 per share was declared on February 13, 2015 and was payable to shareholders of record on the close of business on April 9, 2015 and was paid on April 30, 2015. Related to the fiscal 2015 dividends, $3.2 million was charged to retained earnings, of which $3.1 million related to cash dividends paid and $0.1 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. The Company's Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid on July 9, 2015 to shareholders of record on the close of business on June 18, 2015. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Deferred Awards	$3,217	$2,983
Performance Awards	651	79
Total stock-based compensation expense (1)	$3,868	$3,062
____________________________________________

(1)
During the First Quarter 2015 and the First Quarter 2014, approximately $0.5 million and $0.5 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $1.5 million and $1.2 million for the First Quarter 2015 and the First Quarter 2014, respectively.
Awards Granted During The First Quarter 2015
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during the First Quarter 2015. Awards were also granted in connection with new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Deferred Awards granted to the Board of Directors vest after one year. Performance Awards granted have a cumulative three-year performance period, and, if earned, vest upon completion of the three-year performance period. Depending on the final adjusted earnings per share achieved for the cumulative three-year performance period and the Company's total shareholder return ("TSR") relative to that of the Company's peer group, the percentage of Target Shares earned can be 0% and range up to 300%.
Changes in the Company’s Unvested Stock Awards during The First Quarter 2015
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	592	$49.02
Granted	20	60.65
Vested	(164)	48.78
Forfeited	(5)	47.72
Unvested Deferred Awards, end of period	443	$49.65

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $13.5 million as of May 2, 2015, which will be recognized over a weighted average period of approximately 2.0 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	345	$50.18
Granted	106	66.38
Vested shares, including shares vested in excess of target	(147)	48.02
Forfeited	(2)	49.16
Unvested Performance Awards, end of period	302	$56.96
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

For those awards in which the performance period is not yet complete, the cumulative expense recognized reflects changes in estimated adjusted operating income and adjusted earnings per share as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $12.6 million as of May 2, 2015, which will be recognized over a weighted average period of approximately 2.4 years.
Stock Options
At May 2, 2015, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for the First Quarter 2015 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of period	30	$29.05	3.3	$927
Exercised	(15)	29.05	N/A	455
Options outstanding and exercisable, end of period	15	$29.05	3.0	$496

4.	NET INCOME PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net income	$15,607	$13,596

Basic weighted average common shares	21,012	22,150
Dilutive effect of stock awards	354	269
Diluted weighted average common shares	21,366	22,419
Antidilutive stock awards	1	1
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	May 2, 2015	January 31, 2015	May 3, 2014
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	35,548
Material handling equipment	10-15 yrs	48,479	48,479	48,479
Leasehold improvements	3-15 yrs	338,311	339,474	353,164
Store fixtures and equipment	3-10 yrs	232,304	231,797	236,177
Capitalized software	3-10 yrs	122,661	120,054	64,787
Construction in progress (1)	—	32,049	24,644	44,070
		812,755	803,399	785,628
Accumulated depreciation and amortization		(503,207)	(493,098)	(470,314)
Property and equipment, net		$309,548	$310,301	$315,314
____________________________________________

(1)	The majority of the Construction in progress at each reporting period relates to the Company's new enterprise resource planning system and system transformation initiatives.
At May 2, 2015, the Company performed impairment testing on 1,051 stores with a total net book value of approximately $130.0 million. At May 3, 2014, the Company performed impairment testing on 1,040 stores with a total net book value of approximately $146.8 million. During each of the First Quarter 2015 and First Quarter 2014, the Company did not incur any asset impairment charges.
As of May 2, 2015, January 31, 2015 and May 3, 2014, the Company had approximately $3.2 million, $6.6 million and $7.6 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.
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
As of May 2, 2015, the Company has capitalized an aggregate of approximately $4.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at May 2, 2015 was approximately $1.1 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components (in millions) of the Company’s credit facility:

	May 2, 2015	January 31, 2015	May 3, 2014
Credit facility maximum	$200.0	$200.0	$200.0
Borrowing base	193.3	183.2	200.0

Outstanding borrowings	11.2	—	—
Letters of credit outstanding—merchandise	—	—	0.9
Letters of credit outstanding—standby	7.1	9.1	9.1
Utilization of credit facility at end of period	18.3	9.1	10.0

Availability (1)	$175.0	$174.1	$190.0

Interest rate at end of period	2.8%	3.8%	3.8%

	First Quarter 2015	Fiscal 2014	First Quarter 2014
Average end of day loan balance during the period	$24.7	$9.4	$1.1
Highest end of day loan balance during the period	50.4	40.9	12.7
Average interest rate	3.1%	3.2%	3.8%
____________________________________________

(1)	The sublimit availability for the letters of credit was $42.9 million, $40.9 million, and $40.0 million at May 2, 2015, January 31, 2015, and May 3, 2014, respectively.

7.	LEGAL AND REGULATORY MATTERS

During the First Quarter 2015, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
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
The Company’s effective tax rate for the First Quarter 2015 was 32.2% compared to 32.4% during the First Quarter 2014. The Company recognized less than $0.1 million in each of the First Quarter 2015 and First Quarter 2014, respectively, of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. Federal, state and local or foreign tax authorities for tax years 2010 and prior.
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

9.	INTEREST INCOME (EXPENSE), NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Interest income	$255	$290

Less:
Interest expense – revolver	196	—
Interest expense – unused line fee	106	109
Interest expense – credit facilities	21	38
Amortization of deferred financing fees	88	88
Other interest and fees	20	36
Total interest expense	431	271
Interest income (expense), net	$(176)	$19

10.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and revenue from the Company's U.S. based wholesale partners. Included in The Children's Place International segment are the Company's Canadian based stores, revenue from the Company's Canadian wholesale partner and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of May 2, 2015, The Children’s Place U.S. operated 959 stores and The Children’s Place International operated 133 stores. As of May 3, 2014, The Children’s Place U.S. operated 972 stores and The Children’s Place International operated 134 stores.
The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net sales:
The Children’s Place U.S.	$363,145	$366,132
The Children’s Place International (1)	41,720	44,017
Total net sales	$404,865	$410,149
Gross profit:
The Children’s Place U.S.	$136,520	$134,195
The Children’s Place International	15,589	14,066
Total gross profit	$152,109	$148,261
Gross Margin:
The Children’s Place U.S.	37.6%	36.7%
The Children’s Place International	37.4%	32.0%
Total gross margin	37.6%	36.1%
Operating income:
The Children’s Place U.S. (2)	$22,277	$22,073
The Children’s Place International	927	(1,990)
Total operating income	$23,204	$20,083
Operating income as a percent of net sales:
The Children’s Place U.S.	6.1%	6.0%
The Children’s Place International	2.2%	(4.5)%
Total operating income	5.7%	4.9%
Depreciation and amortization:
The Children’s Place U.S.	$12,870	$12,372
The Children’s Place International	1,524	1,855
Total depreciation and amortization	$14,394	$14,227
Capital expenditures:
The Children’s Place U.S.	$9,935	$13,839
The Children’s Place International	128	2,063
Total capital expenditures	$10,063	$15,902

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

(2)
Includes additional SG&A costs incurred related to proxy contest costs and costs arising out of the restructuring of certain store and corporate operations, of approximately $3.2 million and $2.3 million for the First Quarter 2015 and the First Quarter 2014, respectively.

	May 2, 2015	January 31, 2015	May 3, 2014
Total assets:
The Children’s Place U.S.	$761,504	$805,462	$780,816
The Children’s Place International	148,599	153,156	156,723
Total assets	$910,103	$958,618	$937,539

11.	SUBSEQUENT EVENTS
Subsequent to May 2, 2015 and through May 18, 2015, the Company repurchased 0.1 million shares for approximately $8.3 million, which brought total shares purchased under the 2015 Share Repurchase Program to approximately $8.8 million.
The Company's Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid on July 9, 2015 to shareholders of record on the close of business on June 18, 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended January 31, 2015. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by weakness in the economy that continues to affect the Company’s target customer or by other factors such as increases in the cost of food, the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	First Quarter 2015 — The thirteen weeks ended May 2, 2015.

•	First Quarter 2014 — The thirteen weeks ended May 3, 2014.

•
Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce store, excluding postage and handling fees. Store closures in the current fiscal year will be excluded from Comparable Retail Sales beginning in the fiscal quarter in which management commits to closure. Stores that temporarily close for non- substantial remodeling will be excluded from Comparable Retail Sales for only the period that they were closed.  A store is considered substantially remodeled if it has been relocated or materially changed in size and will be excluded from Comparable Retail Sales for at least 14 months beginning in the period in which the remodel occurred.

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

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell and license to sell fashionable, high-quality, value-priced merchandise, the substantial majority of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. As of May 2, 2015, we operated 1,092 stores across North America, our e-commerce business at www.childrensplace.com, and had 79 international stores open and operated by our franchise partners.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S. based wholesale partners. Included in The Children's Place International segment are our Canadian based stores, revenue from the Company's Canadian wholesale partner, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of May 2, 2015, The Children’s Place U.S. operated 959 stores and The Children’s Place International operated 133 stores. As of May 3, 2014, The Children’s Place U.S. operated 972 stores and The Children’s Place International operated 134 stores.
Operating Highlights
During the First Quarter 2015, we saw positive Comparative Retail Sales for the fourth consecutive quarter. Our Comparable Retail Sales increased 0.7% during the First Quarter 2015 compared to a 3.6% decrease during the First Quarter 2014. Net sales during the First Quarter 2015 decreased by $5.2 million, or 1.3%, to $404.9 million from $410.1 million during the First Quarter 2014.
Gross Margin increased 150 basis points to 37.6% during the First Quarter 2015 from 36.1% during the First Quarter 2014. The increase in consolidated Gross Margin resulted primarily from strong product acceptance and well-managed inventories and was driven by an increase in average unit retail, or AUR, partially offset by a slight increase in average unit cost, or AUC, compared to the First Quarter 2014.

We continued our international store expansion program with our franchise partners opening seven additional stores during the First Quarter 2015 bringing our total international franchise store count to 79. We expect our franchise partners to open approximately 30 stores in fiscal 2015.

We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 200 underperforming stores through fiscal 2017, which includes the 35 stores we closed in fiscal 2014 and the 41 stores we closed during fiscal 2013. During fiscal 2015, we plan to open five stores and close approximately 30 stores, which include two stores opened and seven stores closed during the First Quarter 2015. Our recently completed customer segmentation analysis helps us to better understand customer shopping habits at the store level in order to understand what our ideal store portfolio should look like. These closures should ultimately result in operating margin accretion due to sales transfer and the elimination of the underperforming locations. In those markets where we have closed stores, we are seeing the neighboring stores along with the e-commerce business become more productive from both a Comparative Retail Sales and profitability perspective. These results further our commitment to executing this optimization program while dramatically slowing down new store openings.

We continue to make significant progress on our business transformation initiatives in an effort to improve sales and margin. The initial insights from the implementation of our assortment planning tool have enabled us to significantly improve our inventory management capabilities by adding enhanced data driven analytics to our internal processes. This has resulted in improved inventory metrics and significantly improved Gross Margin during the First Quarter 2015. Our state of the art inventory allocation and replenishment tool will go live for the back-to-school fiscal 2015 season. Additionally, our digital initiatives continue to gain traction and are focused on driving improvements in customer acquisition, retention and engagement.

We continue to be committed to returning capital to shareholders, and during the First Quarter 2015 we repurchased $40.2 million in stock and paid cash dividends of $3.1 million. In March of 2014, we instituted the Company’s first ever quarterly cash dividend and increased the dividend by 13% to $0.15 per share in the First Quarter 2015. Our second quarter 2015 dividend will be paid on July 9, 2015 to shareholders of record on the close of business on June 18, 2015.

We reported net income of $15.6 million, or $0.73 per diluted share during the First Quarter 2015, compared to $13.6 million, or $0.61 per diluted share, during the First Quarter 2014. The increase in earnings per share is due to the increase in net income for the quarter and a lower weighted average common shares outstanding of approximately 1.1 million, which is primarily the result of our share repurchase program.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Average Translation Rates (1)
Canadian Dollar	0.8019	0.9047
Hong Kong Dollar	0.1290	0.1289
China Yuan Renminbi	0.1606	0.1612
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the First Quarter 2015, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $4.7 million, $1.6 million and $0.1 million, respectively.  Net sales are affected only by the Canadian dollar translation rates.  In addition, translation rate changes affect the gross profit of our Canadian subsidiary because its inventory purchases are priced in U.S. dollars.  The aggregate effect of these purchases on our Canadian subsidiary's gross profit was a decrease of approximately $0.2 million during the First Quarter 2015.

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
Inventory Valuation- We value inventory at the lower of cost or market, with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our inventory reserve as of May 2, 2015 would have impacted net income by approximately $0.2 million.  Our reserve balance at May 2, 2015 was approximately $3.0 million compared to $4.3 million at May 3, 2014, as a result of a decline in inventory.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards"). For Performance Awards issued during fiscal 2013, each award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the adjusted operating income level achieved for the three-fiscal year period, the employee can earn from 0% to 200% of their Target Shares. The fair value of all awards granted is based on the closing price of our common stock on the grant date. The 2013 Performance Awards cliff vest, if earned, after completion of the three year performance period. For Performance Awards issued during fiscal 2014 and fiscal 2015 (“2014 and 2015 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. 2014 and 2015 Performance Awards generally cliff vest, if earned, after the completion of the three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the performance period using our simulated stock price as well as the TSR of companies in our peer group. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2015 net income by approximately $0.2 million.

The expense for Performance Awards is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance periods. To the extent that actual operating results for fiscal years 2015, 2016 and 2017 differ from our estimates, future performance share compensation expense could be significantly different. For Performance Awards issued during fiscal 2013 for which the performance period has not yet concluded a 25% increase or decrease in our annual projected adjusted operating income would have caused an approximate $0.5 million increase or a $0.7 million decrease, respectively, to stock-based compensation expense for the First Quarter 2015. For 2014 and 2015 Performance Awards for which the performance period has not yet concluded a 10% increase or decrease in our cumulative projected adjusted earnings per share would have caused an approximate $0.8 million increase or a $0.4 million decrease, respectively, to stock-based compensation expense for the First Quarter 2015.
Stock Options
We have not issued stock options since fiscal 2008; however, certain issued stock options remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at May 2, 2015.
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of May 2, 2015 would have impacted net income by approximately $0.7 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At May 2, 2015, the average net book value per store was approximately $0.2 million.
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

Our assets measured at fair value on a nonrecurring basis include long-lived assets. We review the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to fall within Level 3 of the fair value hierarchy.

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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, Gross Profit increased approximately 150 basis points to 37.6% of net sales during the First Quarter 2015 from 36.1% during the First Quarter 2014.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	62.4	63.9
Gross profit	37.6	36.1
Selling, general and administrative expenses	28.3	27.7
Other costs (income)	—	0.1
Depreciation and amortization	3.6	3.5
Operating income	5.7	4.9
Income before income taxes	5.7	4.9
Provision for income taxes	1.8	1.6
Net income	3.9%	3.3%
Number of Company-operated stores, end of period	1,092	1,106
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net sales:
The Children’s Place U.S.	$363,145	$366,132
The Children’s Place International	41,720	44,017
Total net sales	$404,865	$410,149
Gross profit:
The Children’s Place U.S.	$136,520	$134,195
The Children’s Place International	15,589	14,066
Total gross profit	$152,109	$148,261
Gross Margin:
The Children’s Place U.S.	37.6%	36.7%
The Children’s Place International	37.4%	32.0%
Total gross margin	37.6%	36.1%

The First Quarter 2015 Compared to the First Quarter 2014

Net sales decreased by $5.2 million, or 1.3%, to $404.9 million during the First Quarter 2015 from $410.1 million during the First Quarter 2014.  Our net sales decrease resulted from unfavorable changes in the Canadian exchange rate of $4.7 million and a $3.8 million decrease in sales from new stores due to fewer store openings, as well as other sales that did not qualify as comparable sales, partially offset by a Comparable Retail Sales increase of $3.3 million. Comparable Retail Sales increased 0.7% in the First Quarter 2015, due to an increase in AUR and average transaction value. Total e-commerce sales, which include postage and handling, increased to 18.2% of sales in the First Quarter 2015 from 15.6% in the First Quarter 2014.
The Children’s Place U.S. net sales decreased $3.0 million, or 0.8%, to $363.1 million in the First Quarter 2015 compared to $366.1 million in the First Quarter 2014.  This decrease resulted from a decrease in sales from new stores, as well as other sales that did not qualify as Comparable Retail Sales, partially offset by a Comparable Retail Sales increase of 0.5%.  Our 0.5% increase in U.S. Comparable Retail Sales was the result of an increase in AUR and average transaction value.
The Children’s Place International net sales decreased $2.3 million, or 5.2%, to $41.7 million in the First Quarter 2015 compared to $44.0 million in the First Quarter 2014.  The decrease resulted from unfavorable changes in the Canadian exchange rate partially offset by a Canadian Comparable Retail Sales increase of 2.3%. Our 2.3% increase in Canadian Comparable Retail Sales was the result of an increase in AUR and average transaction value.
During the First Quarter 2015, we opened two stores in the United States, and closed seven stores, six in the United States and one in Canada. During the First Quarter 2014 we opened four stores, three in the United States and one in Canada.
Gross profit increased by $3.8 million to $152.1 million during the First Quarter 2015 from $148.3 million during the First Quarter 2014.  Consolidated Gross Margin increased 150 basis points to 37.6% during the First Quarter 2015 from 36.1% during the First Quarter 2014. The increase in consolidated Gross Margin resulted primarily from strong product acceptance and well-managed inventories and was driven by an increase in AUR, partially offset by a slight increase in AUC compared to the First Quarter 2014.
Gross Margin at The Children's Place U.S. increased 90 basis points from 36.7% in the First Quarter 2014 to 37.6% in the First Quarter 2015. The increase in The Children's Place U.S. Gross Margin resulted primarily from strong product acceptance and well-managed inventories and was driven by an increase in AUR, partially offset by a slight increase in AUC compared to the First Quarter 2014.
Gross Margin at The Children's Place International increased 540 basis points from 32.0% in the First Quarter 2014 to 37.4% in the First Quarter 2015. The increase in The Children's Place International Gross Margin resulted primarily from a leverage of fixed costs due to positive Canadian Comparable Retail Sales, strong product acceptance and well-managed inventories and was driven by an increase in AUR, partially offset by an increase in AUC compared to the First Quarter 2014.
Selling, general and administrative expenses increased $0.8 million to $114.5 million during the First Quarter 2015 from $113.7 million during the First Quarter 2014. As a percentage of net sales SG&A increased 60 basis points to 28.3% during the First Quarter 2015 from 27.7% during the First Quarter 2014. The comparability of our SG&A was affected by costs incurred related to proxy contest costs and costs arising out of the restructuring of certain store and corporate operations which resulted in costs of approximately $3.2 million and $2.3 million for the First Quarter 2015 and the First Quarter 2014, respectively. Excluding this impact our SG&A decreased approximately $0.1 million for the First Quarter 2015 from the First Quarter 2014, but de-leveraged 30 basis points. The de-leverage was due to increased costs associated with our ongoing transformation initiatives partially offset by a reduction in store expenses, primarily due to expense reduction initiatives in payroll, supplies and maintenance costs.
Provision for income taxes was $7.4 million during the First Quarter 2015 compared to $6.5 million during the First Quarter 2014.  Our effective tax rate was 32.2% and 32.4% in the First Quarter 2015 and the First Quarter 2014, respectively.
Net income was $15.6 million during the First Quarter 2015 compared to $13.6 million during the First Quarter 2014, due to the factors discussed above.  Earnings per diluted share was $0.73 in the First Quarter 2015 compared to $0.61 in the First Quarter 2014.  This increase in earnings per share is due to the increase in net income for the quarter and a lower weighted average common shares outstanding of approximately 1.1 million, which is primarily the result of our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs follow a seasonal pattern, peaking during the third quarter based on seasonal inventory purchases.  Our primary uses of cash are working capital requirements, which are principally inventory purchases, and the financing of capital projects, including investments in new systems, the repurchases of our common stock, and the financing of new store openings and remodels. In March 2014, our Board of Directors instituted the payment of a quarterly cash dividend.
Our working capital decreased $33.8 million to $312.2 million at May 2, 2015 compared to $346.0 million at May 3, 2014.  This decrease is primarily due to an increase in capital returned to our shareholders through higher share repurchases and dividends. During the First Quarter 2015, under our share repurchase programs, we repurchased approximately 0.6 million shares for approximately $40.2 million.  We also paid cash dividends of $3.1 million during the First Quarter 2015. Subsequent to May 2, 2015 and through May 18, 2015, we repurchased 0.1 million shares for approximately $8.3 million and announced that our Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid on July 9, 2015 to shareholders of record on the close of business on June 18, 2015.
Our credit facility provides for borrowings up to the lesser of $200.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At May 2, 2015, we had $11.2 million of outstanding borrowings with our borrowing base at $193.3 million, and $175.0 million available for borrowing. In addition, at May 2, 2015, we had $7.1 million of outstanding letters of credit with an additional $42.9 million available for issuing letters of credit.
As of May 2, 2015, we had $141.3 million of cash and cash equivalents, of which approximately $130.7 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $84.9 million was in our Canadian subsidiaries, approximately $33.9 million was in our Hong Kong subsidiaries and approximately $11.9 million was in other foreign subsidiaries. As of May 2, 2015 we also had a short-term investment of $59.3 million in Hong Kong. Because all of our cash, cash equivalents and short-term investments in our foreign subsidiaries are permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations and availability under our credit facility.
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
As of May 2, 2015, we have capitalized an aggregate of approximately $4.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at May 2, 2015 was approximately $1.1 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.

Cash Flows/Capital Expenditures
During the First Quarter 2015, cash flows provided by operating activities were $13.4 million compared to $4.2 million during the First Quarter 2014.  The net increase of $9.2 million in cash from operating activities resulted primarily from operating performance.
During the First Quarter 2015 cash flows used in investing activities were $17.3 million compared to $17.4 million during the First Quarter 2014. This change was primarily due to a $7.3 million net purchase of short-term investments during the First Quarter 2015 compared to a $1.5 million net purchase during the First Quarter 2014 mostly offset by a $5.8 million decrease in purchases of property and equipment.
During the First Quarter 2015, cash flows used in financing activities were $31.9 million compared to $30.5 million during the First Quarter 2014.  The increase primarily resulted from a $13.6 million increase in purchases of our common stock, pursuant to our share repurchase programs during the First Quarter 2015 compared to the First Quarter 2014, partially offset by borrowings under our revolving credit facility of $11.2 million
We anticipate that total capital expenditures will be in the range of $70-75 million in fiscal 2015.  Our ability to continue to meet our capital requirements in fiscal 2015 depends on our cash on hand, our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During the First Quarter 2015, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.

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

Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of May 2, 2015, we had $11.2 million in borrowings under the credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term.  We do not hedge these net investments nor are we party to any derivative financial instruments.  As of May 2, 2015, net assets in Canada and Hong Kong were approximately $115.0 million and $112.6 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $11.5 million and $11.3 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

As of May 2, 2015, we had approximately $130.7 million of our cash and cash equivalents held in foreign countries, of which approximately $84.9 million was in Canada, approximately $33.9 million was in Hong Kong and approximately $11.9 million was in other foreign countries. As of May 2, 2015, we had short-term investments of $59.3 million held in Hong Kong.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, First Quarter 2015 net sales could have decreased or increased by approximately $3.7 million and total costs and expenses could have decreased or increased by approximately $4.9 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At May 2, 2015, we had foreign currency denominated receivables and payables, including inter-company balances, of $7.9 million and $8.3 million, respectively.  To date, we have not used derivatives to manage foreign currency exchange risk.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of May 2, 2015. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of May 2, 2015, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Certain legal proceedings in which we are involved are discussed in Note 10 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 31, 2015. See Note 7 to the accompanying condensed consolidated financial statements for a discussion of any recent developments concerning our legal proceedings.

Item 1A.	RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended January 31, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 3, 2014, the Board of Directors authorized a $100 million share repurchase program (the "2014 Share Repurchase Program") and on January 7, 2015, the Board of Directors authorized an additional $100 million share repurchase program (the "2015 Share Repurchase Program"). Under these share repurchase programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
2/1/15-2/28/15 (1)	74,428	$58.30	72,400	$135,624
3/1/15-4/4/15 (2)	256,849	62.71	256,600	119,532
4/5/15-5/2/15(3)	332,496	62.55	318,700	99,551
Total	663,773	$62.14	647,700	$99,551
____________________________________________

(1)
Includes 1,095 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 933 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Includes 249 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(3)	Includes 13,796 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1(*)(+)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above).

10.2(*)(+)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (below Senior Vice President).

10.3(*)(+)	Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above).

10.4(*)(+)	Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (below Senior Vice President).

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	May 20, 2015	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 20, 2015	By:	/S/ ANURUP PRUTHI
ANURUP PRUTHI
Chief Financial Officer
(Principal Accounting and Financial Officer)