Form 10-Q
period 2015-08-01
Childrens Place, Inc.
filed 2015-09-03
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of September 1, 2015 was 20,313,575 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 1, 2015

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 1, 2015	January 31, 2015	August 2, 2014
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,753	$173,291	$170,949
Short-term investments	59,580	52,000	29,000
Accounts receivable	31,283	31,928	30,050
Inventories	314,030	297,631	338,979
Prepaid expenses and other current assets	50,260	39,349	56,546
Deferred income taxes	15,381	15,080	16,170
Total current assets	616,287	609,279	641,694
Long-term assets:
Property and equipment, net	307,100	310,301	311,210
Deferred income taxes	35,256	35,580	39,818
Other assets	3,311	3,458	3,673
Total assets	$961,954	$958,618	$996,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$29,584	$—	$26,530
Accounts payable	193,723	155,323	162,718
Income taxes payable	2,571	420	1,648
Accrued expenses and other current liabilities	119,363	118,724	123,560
Total current liabilities	345,241	274,467	314,456
Long-term liabilities:
Deferred rent liabilities	75,078	80,214	84,630
Other tax liabilities	5,827	6,446	5,139
Other long-term liabilities	6,983	8,373	8,675
Total liabilities	433,129	369,500	412,900
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 20,457, 21,075 and 21,705 issued; 20,420, 21,040 and 21,663 outstanding	2,046	2,108	2,171
Additional paid-in capital	229,792	230,429	227,299
Treasury stock, at cost (37, 35, 42 shares)	(1,813)	(1,682)	(2,057)
Deferred compensation	1,813	1,682	2,057
Accumulated other comprehensive (loss) income	(20,264)	(17,493)	1,093
Retained earnings	317,251	374,074	352,932
Total stockholders’ equity	528,825	589,118	583,495
Total liabilities and stockholders’ equity	$961,954	$958,618	$996,395
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$366,455	$384,628	$771,320	$794,777
Cost of sales (exclusive of depreciation and amortization)	251,451	265,510	504,207	527,398

Gross profit	115,004	119,118	267,113	267,379

Selling, general and administrative expenses	118,342	117,111	232,856	230,831
Asset impairment charges	1,452	3,045	1,452	3,045
Other costs (income)	76	(98)	73	133
Depreciation and amortization	15,252	15,557	29,646	29,784

Operating income (loss)	(20,118)	(16,497)	3,086	3,586
Interest income (expense), net	(205)	(60)	(381)	(41)

Income (loss) before income taxes	(20,323)	(16,557)	2,705	3,545
Provision (benefit) for income taxes	(6,628)	(5,870)	793	636

Net income (loss)	$(13,695)	$(10,687)	$1,912	$2,909

Earnings (loss) per common share
Basic	$(0.67)	$(0.49)	$0.09	$0.13
Diluted	$(0.67)	$(0.49)	$0.09	$0.13

Cash dividends declared and paid per common share	$0.15	$0.1325	$0.30	$0.265

Weighted average common shares outstanding
Basic	20,576	21,837	20,794	21,993
Diluted	20,576	21,837	21,059	22,215

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income (loss)	$(13,695)	$(10,687)	$1,912	$2,909
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(8,099)	803	(3,000)	2,622
Change in fair value of cash flow hedges, net of income taxes of $(83)	229	—	229	—
Comprehensive income (loss)	$(21,565)	$(9,884)	$(859)	$5,531

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,912	$2,909
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	29,646	29,784
Stock-based compensation	8,174	8,373
Excess tax benefits from stock-based compensation	(1,064)	(284)
Deferred taxes	(126)	(5,172)
Asset impairment charges	1,452	3,045
Deferred rent expense and lease incentives	(4,936)	(4,814)
Other	624	790
Changes in operating assets and liabilities:
Inventories	(17,409)	(15,894)
Prepaid expenses and other assets	(1,778)	(13,842)
Income taxes payable, net of prepayments	(6,192)	(6,476)
Accounts payable and other current liabilities	31,984	14,584
Deferred rent and other liabilities	(2,186)	942
Total adjustments	38,189	11,036
Net cash provided by operating activities	40,101	13,945
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(20,149)	(30,775)
Purchase of short-term investments	(59,580)	(29,000)
Redemption of short-term investments	52,000	62,500
Change in company-owned life insurance policies	14	12
Net cash (used in) provided by investing activities	(27,715)	2,737
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock, including transaction costs	(63,375)	(42,185)
Cash dividends paid	(6,199)	(5,830)
Borrowings under revolving credit facility	315,093	145,345
Repayments under revolving credit facility	(285,509)	(118,815)
Exercise of stock options	438	53
Excess tax benefits from stock-based compensation	1,064	284
Deferred financing costs	—	(306)
Net cash used in financing activities	(38,488)	(21,454)
Effect of exchange rate changes on cash	(1,436)	1,724
Net decrease in cash and cash equivalents	(27,538)	(3,048)
Cash and cash equivalents, beginning of period	173,291	173,997
Cash and cash equivalents, end of period	$145,753	$170,949

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$6,721	$12,652
Cash paid during the period for interest	723	414
Decrease in accrued purchases of property and equipment	(1,270)	(3,274)

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of August 1, 2015 and August 2, 2014 and the results of its consolidated operations and cash flows for the twenty-six weeks ended August 1, 2015 and August 2, 2014. The consolidated financial position as of January 31, 2015 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the twenty-six weeks ended August 1, 2015 and August 2, 2014 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	Second Quarter 2015 — The thirteen weeks ended August 1, 2015.

•	Second Quarter 2014 — The thirteen weeks ended August 2, 2014.

•	Year-To-Date 2015 — The twenty-six weeks ended August 1, 2015.

•	Year-To-Date 2014 — The twenty-six weeks ended August 2, 2014.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

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
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest over one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement. For Performance Awards issued during fiscal 2013, each award has a defined number of shares that an employee can earn (the “Target Shares”) and, based on the adjusted operating income level achieved for the three-fiscal year period, the employee can earn from 0% to 200% of their Target Shares. The fair value of these Performance Awards and all Deferred Awards granted is based on the closing price of our common stock on the grant date. The 2013 Performance Awards cliff vest, if earned, after completion of the three year performance period. For Performance Awards issued during fiscal 2014 and 2015 (the “2014 and 2015 Performance

Awards”), the employee can earn from 0% to 300% of their Target Shares based on the achievement of adjusted earnings per share for a cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2014 and 2015 Performance Awards cliff vest, if earned, after completion of the three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the performance period using our simulated stock price as well as the TSR of companies in our peer group. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of adjusted operating income and adjusted earnings per share as they occur.
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
The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency.  Investments of the rabbi trust consist of cash and Company common stock.  The Deferred Compensation Plan liability, excluding Company common stock, is included in other long-term liabilities and changes in the balance, except those relating to payments, are recognized as compensation expense.  The value of the cash is included in other assets and related earnings and losses are recognized as investment income or loss, which is included in selling, general and administrative expenses.  Company stock deferrals are included in the equity section of the Company’s consolidated balance sheet as treasury stock and as a deferred compensation liability.  Deferred stock is recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized.
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.7 million, $0.5 million, and $0.5 million at August 1, 2015, January 31, 2015 and August 2, 2014, respectively.  The value of the Deferred Compensation Plan assets was approximately $0.3 million, $0.3 million and $0.3 million at August 1, 2015, January 31, 2015 and August 2, 2014, respectively.  Company stock was $1.8 million, $1.7 million, and $2.1 million at August 1, 2015, January 31, 2015 and August 2, 2014, respectively.
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

The following table provides details of the remaining accruals for the West Coast DC and Northeast DC as of August 1, 2015, of which approximately $0.7 million was included in accrued expenses and other current liabilities and approximately $0.4 million was included in other long-term liabilities (dollars in thousands):

	Other Associated Costs	Lease Termination Costs	Total
Balance at January 31, 2015	$—	$1,508	$1,508
Restructuring costs	36	37	73
Payments and reductions	(36)	(400)	(436)
Balance at August 1, 2015	$—	$1,145	$1,145
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
The Company’s cash and cash equivalents, short-term investments, assets of the Company’s Deferred Compensation Plan, accounts receivable, accounts payable and credit facility are all short-term in nature. As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock that is included in the Deferred Compensation Plan is not subject to fair value measurement.
The Company's assets include foreign exchange forward contracts that are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks. Based on these inputs, the Company's derivative assets are classified within Level 2 of the valuation hierarchy.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued guidance relating to revenue recognition from contracts with customers. This guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year and therefore, the standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently reviewing the potential impact of this standard.

2.	STOCKHOLDERS’ EQUITY
The Company's Board of Directors authorizes the Company's share repurchase programs, including: (1) $100 million on November 26, 2012 (the "2012 Share Repurchase Program"); (2) $100 million on March 3, 2014 (the "2014 Share Repurchase Program") and (3) $100 million on January 7, 2015 (the "2015 Share Repurchase Program"). The 2012 Share Repurchase Program and the 2014 Share Repurchase Program have been completed. At August 1, 2015, there was approximately $78.2 million remaining on the 2015 Share Repurchase Program. Under the 2015 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
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
The following table summarizes the Company's share repurchases (in thousands):

	Twenty-six Weeks Ended
	August 1, 2015		August 2, 2014
	Shares	Value	Shares	Value
Shares repurchases related to:
2012 Share Repurchase Program	—	$—	281.6	$14,671
2014 Share Repurchase Program	640.4	39,791	540.7	26,340
2015 Share Repurchase Program (1)	331.4	21,867	—	—
Withholding taxes and other	27.3	1,717	24.2	1,174
Shares acquired and held in treasury	2.0	$131	9.4	$482

(1)	Subsequent to August 1, 2015 and through September 1, 2015, the Company repurchased 0.1 million shares for approximately $6.6 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2015 and Year-To-Date 2014, approximately $52.3 million and $33.5 million, respectively, were charged to retained earnings.
In the first quarter of 2014 the Company's Board of Directors first authorized a quarterly cash dividend. The Second Quarter 2015 dividend of $0.15 per share was payable on July 9, 2015 to shareholders of record on the close of business on June 18, 2015. Related to the fiscal 2015 dividends, $6.4 million was charged to retained earnings, of which $6.2 million related to cash dividends paid and $0.2 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. The Company's Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid on October 8, 2015 to shareholders of record on the close of business on September 17, 2015. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Deferred Awards	$2,477	$2,776	$5,694	$5,759
Performance Awards	1,829	2,535	2,480	2,614
Total stock-based compensation expense (1)	$4,306	$5,311	$8,174	$8,373
____________________________________________

(1)
During the Second Quarter 2015 and the Second Quarter 2014, approximately $0.9 million and $1.0 million, respectively, were included in cost of sales. During Year-To-Date 2015 and Year-To-Date 2014, approximately $1.4 million and $1.5 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $3.2 million and $3.3 million for Year-To-Date 2015 and Year-To-Date 2014, respectively.
Awards Granted During Year-To-Date 2015
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during Year-To-Date 2015. Awards were also granted in connection with new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Deferred Awards granted to the Board of Directors vest after one year. Performance Awards granted have a cumulative three-year performance period, and, if earned, vest upon completion of the three-year performance period. Depending on the final adjusted earnings per share achieved for the cumulative three-year performance period and the Company's total shareholder return ("TSR") relative to that of the Company's peer group, the percentage of Target Shares earned can be 0% and range up to 300%.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2015
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	592	$49.02
Granted	166	66.25
Vested	(223)	48.69
Forfeited	(11)	51.06
Unvested Deferred Awards, end of period	524	$54.58

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $20.1 million as of August 1, 2015, which will be recognized over a weighted average period of approximately 2.3 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	345	$50.18
Granted	191	70.99
Vested shares, including shares vested in excess of target	(147)	48.02
Forfeited	(4)	48.89
Unvested Performance Awards, end of period	385	$61.33
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

For those awards in which the performance period is not yet complete, the cumulative expense recognized reflects changes in estimated adjusted operating income and adjusted earnings per share as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $17.3 million as of August 1, 2015, which will be recognized over a weighted average period of approximately 2.4 years.
Stock Options
At August 1, 2015, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Year-To-Date 2015 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of period	30	$29.05	3.3	$927
Exercised	(15)	29.05	N/A	455
Options outstanding and exercisable, end of period	15	$29.05	2.8	$433

4.	NET INCOME (LOSS) PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted net income (loss) per common share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income (loss)	$(13,695)	$(10,687)	$1,912	$2,909

Basic weighted average common shares	20,576	21,837	20,794	21,993
Dilutive effect of stock awards	—	—	265	222
Diluted weighted average common shares	20,576	21,837	21,059	22,215
Antidilutive stock awards	821	910	1	—
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

The diluted loss per share amounts presented in the condensed consolidated statements of operations for the Second Quarter 2015 and Second Quarter 2014 exclude the dilutive effect of stock awards, which would have been anti-dilutive as a result of the net loss for those periods.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	August 1, 2015	January 31, 2015	August 2, 2014
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	35,548
Material handling equipment	10-15 yrs	48,479	48,479	48,479
Leasehold improvements	3-15 yrs	336,327	339,474	347,737
Store fixtures and equipment	3-10 yrs	231,964	231,797	235,772
Capitalized software	3-10 yrs	128,051	120,054	105,522
Construction in progress	—	39,317	24,644	14,327
		823,089	803,399	790,788
Accumulated depreciation and amortization		(515,989)	(493,098)	(479,578)
Property and equipment, net		$307,100	$310,301	$311,210

At August 1, 2015, the Company performed impairment testing on 1,049 stores with a total net book value of approximately $124.4 million. During the Second Quarter 2015, the Company recorded asset impairment charges of $1.5 million for 10 stores, of which two were fully impaired and eight were partially impaired. At August 1, 2015, the aggregate net book value of the stores that were partially impaired was approximately $1.0 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows.
At August 2, 2014, the Company performed impairment testing on 995 stores with a total net book value of approximately $144.4 million. During the Second Quarter 2014, the Company recorded asset impairment charges of $3.0 million for 30 stores, of which 19 were fully impaired and 11 were partially impaired.
As of August 1, 2015, January 31, 2015 and August 2, 2014, the Company had approximately $5.3 million, $6.6 million and $6.9 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in Accounts payable and Accrued expenses and other current liabilities.
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
As of August 1, 2015, the Company has capitalized an aggregate of approximately $4.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at August 1, 2015 was approximately $1.1 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components (in millions) of the Company’s credit facility:

	August 1, 2015	January 31, 2015	August 2, 2014
Credit facility maximum	$200.0	$200.0	$200.0
Borrowing base	200.0	183.2	200.0

Outstanding borrowings	29.6	—	26.5
Letters of credit outstanding—merchandise	—	—	0.1
Letters of credit outstanding—standby	7.1	9.1	9.1
Utilization of credit facility at end of period	36.7	9.1	35.7

Availability (1)	$163.3	$174.1	$164.3

Interest rate at end of period	2.0%	3.8%	3.8%

	Year-To-Date 2015	Fiscal 2014	Year-To-Date 2014
Average end of day loan balance during the period	$33.7	$9.4	$6.9
Highest end of day loan balance during the period	67.5	40.9	40.9
Average interest rate	2.7%	3.2%	3.8%
____________________________________________

(1)	The sublimit availability for the letters of credit was $42.9 million, $40.9 million, and $40.8 million at August 1, 2015, January 31, 2015, and August 2, 2014, respectively.

7.	LEGAL AND REGULATORY MATTERS

During the Second Quarter 2015, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
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
The Company’s effective tax rate for the Second Quarter 2015 and Year-To-Date 2015 was 32.6% and 29.3%, respectively, compared to 35.5% and 17.9% during the Second Quarter 2014 and Year-To-Date 2014, respectively. The Year-To-Date 2015 rate is higher than Year-To-Date 2014 due to the less favorable impact of discrete items in Year-To-Date 2015 related to audit settlements and statute of limitation expirations as compared to Year-To-Date 2014.
The Company recognized less than $0.1 million and $0.1 million during the Second Quarter 2015 and Year-To-Date 2015, respectively, of additional interest expense related to its unrecognized tax benefits. During the Second Quarter 2014 and Year-To-Date 2014 the Company recognized less than $0.1 million and $0.1 million, respectively, of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

9.	DERIVATIVE INSTRUMENTS
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in US dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we began entering into foreign exchange forward contracts in the Second Quarter 2015. These contracts typically mature within 12 months. We do not use forward contracts to engage in currency speculation and we do not enter into derivative financial instruments for trading purposes.
The Company accounts for all of its derivatives and hedging activity under the “Derivatives and Hedging” topic of the FASB ASC.
Under the Company’s risk management policy and in accordance with guidance under the topic, in order to qualify for hedge accounting treatment, a derivative must be considered highly effective at offsetting changes in either the hedged item’s cash flows or fair value. Additionally, the hedge relationship must be documented to include the risk management objective and strategy, the hedging instrument, the hedged item, the risk exposure, and how hedge effectiveness will be assessed prospectively and retrospectively. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The Company would discontinue hedge accounting under a foreign exchange forward contract prospectively (i) if management determines that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is terminated, (iii) if the forecasted transaction being hedged by the derivative is no longer probable of occurring, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.

All derivative instruments are presented at gross fair value on the Condensed Consolidated Balance Sheets within either Prepaid expenses and other current assets or Accrued expenses and other current liabilities. As of August 1, 2015 the Company had foreign exchange forward contracts with an aggregate notional amount of $10.7 million and the fair value of the derivative instruments was an asset of $0.3 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded in Cash Flows from Operating Activities within the Condensed Consolidated Statements of Cash Flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income (“OCI”) and reclassified into earnings within Cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within Selling, general & administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. Gains and losses related to hedge ineffectiveness during Year-To-Date 2015 were immaterial. Assuming August 1, 2015 exchange rates remain constant, $0.2 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized in earnings within Selling, general & administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of August 1, 2015.

10.	INTEREST INCOME (EXPENSE), NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Interest income	$264	$294	$518	$583

Less:
Interest expense – revolver	272	119	468	129
Interest expense – unused line fee	91	115	196	224
Interest expense – credit facilities	18	24	39	52
Amortization of deferred financing fees	88	88	176	176
Other interest and fees	—	8	20	43
Total interest expense	469	354	899	624
Interest income (expense), net	$(205)	$(60)	$(381)	$(41)

11.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and revenue from the Company's U.S. based wholesale partners. Included in The Children's Place International segment are the Company's Canadian based stores, revenue from the Company's Canadian wholesale partner and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of August 1, 2015, The Children’s Place U.S. operated 953 stores and The Children’s Place International operated 133 stores. As of August 2, 2014, The Children’s Place U.S. operated 978 stores and The Children’s Place International operated 135 stores.
The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales:
The Children’s Place U.S.	$316,212	$327,938	$679,357	$694,070
The Children’s Place International (1)	50,243	56,690	91,963	100,707
Total net sales	$366,455	$384,628	$771,320	$794,777
Gross profit:
The Children’s Place U.S.	$95,604	$97,950	$232,124	$232,145
The Children’s Place International	19,400	21,168	34,989	35,234
Total gross profit	$115,004	$119,118	$267,113	$267,379
Gross Margin:
The Children’s Place U.S.	30.2%	29.9%	34.2%	33.4%
The Children’s Place International	38.6%	37.3%	38.0%	35.0%
Total gross margin	31.4%	31.0%	34.6%	33.6%
Operating income (loss):
The Children’s Place U.S. (2)	$(23,041)	$(17,058)	$(764)	$5,015
The Children’s Place International	2,923	561	3,850	(1,429)
Total operating income (loss)	$(20,118)	$(16,497)	$3,086	$3,586
Operating income (loss) as a percent of net sales:
The Children’s Place U.S.	(7.3)%	(5.2)%	(0.1)%	0.7%
The Children’s Place International	5.8%	1.0%	4.2%	(1.4)%
Total operating income (loss)	(5.5)%	(4.3)%	0.4%	0.5%
Depreciation and amortization:
The Children’s Place U.S.	$13,599	$13,395	$26,469	$25,767
The Children’s Place International	1,653	2,162	3,177	4,017
Total depreciation and amortization	$15,252	$15,557	$29,646	$29,784
Capital expenditures:
The Children’s Place U.S.	$9,512	$14,377	$19,447	$28,216
The Children’s Place International	574	496	702	2,559
Total capital expenditures	$10,086	$14,873	$20,149	$30,775

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

(2)
Includes costs incurred related to a class action wage and hour legal settlement, proxy contest costs, a sales tax audit, asset impairment charges and costs arising out of the restructuring of certain store and corporate operations, of approximately $10.3 million and $13.7 million for the Second Quarter 2015 and Year-To-Date 2015, respectively. Includes additional costs incurred related to asset impairment charges and costs arising out of the restructuring of certain store and corporate operations, of approximately $4.1 million and $6.4 million for Second Quarter 2014 and the Year-To-Date 2014, respectively.

	August 1, 2015	January 31, 2015	August 2, 2014
Total assets:
The Children’s Place U.S.	$815,886	$805,462	$843,696
The Children’s Place International	146,068	153,156	152,699
Total assets	$961,954	$958,618	$996,395

12.	SUBSEQUENT EVENTS
Subsequent to August 1, 2015 and through September 1, 2015, the Company repurchased 0.1 million shares for approximately $6.6 million, which brought total shares purchased under the 2015 Share Repurchase Program to approximately $28.4 million.
The Company declared a quarterly cash dividend of $0.15 per share to be paid on October 8, 2015 to shareholders of record on the close of business on September 17, 2015.

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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Second Quarter 2015 — The thirteen weeks ended August 1, 2015.

•	Second Quarter 2014 — The thirteen weeks ended August 2, 2014.

•	Year-To-Date 2015 — The twenty-six weeks ended August 1, 2015.

•	Year-To-Date 2014 — The twenty-six weeks ended August 2, 2014.

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

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell fashionable, high-quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. As of August 1, 2015, we operated 1,086 stores across North America, our e-commerce business at www.childrensplace.com, and had 85 international stores open and operated by our franchise partners in 11 countries.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at

www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S. based wholesale partners. Included in The Children's Place International segment are our Canadian based stores, revenue from the Company's Canadian wholesale partner, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of August 1, 2015, The Children’s Place U.S. operated 953 stores and The Children’s Place International operated 133 stores. As of August 2, 2014, The Children’s Place U.S. operated 978 stores and The Children’s Place International operated 135 stores.
Operating Highlights
Our Comparable Retail Sales decreased 3.5% and 1.3%, respectively, during the Second Quarter 2015 and Year-To-Date 2015, primarily driven by a significant deceleration of consumer traffic during the Second Quarter 2015, resulting in a more intense promotional environment, which was further exacerbated by the continuing west coast port issues experienced by our competitive set. Net sales decreased by $18.1 million, or 4.7%, to $366.5 million during the Second Quarter 2015 from $384.6 million during the Second Quarter 2014. Net sales decreased by $23.5 million, or 3.0%, to $771.3 million during Year-To-Date 2015 from $794.8 million during Year-To-Date 2014.
Gross Margin increased 40 basis points and 100 basis points, respectively, during the Second Quarter 2015 and Year-To-Date 2015. The increase in consolidated Gross Margin resulted primarily from merchandise margin leverage and a higher average unit retail price, or AUR, which was partially offset by the dilutive impact on gross margin of channel expansion. The Second Quarter 2015 was also negatively impacted by the fixed cost de-leverage resulting from the negative Comparable Retail Sales.
Excluding the impact of items affecting comparability, SG&A decreased 60 basis points and 10 basis points, respectively, during the Second Quarter 2015 and Year-To-Date 2015. Managing company-wide expenses has been, and will continue to be, a key focus for the entire Company.
We continued our international store expansion program with our franchise partners opening six additional stores during the Second Quarter 2015 bringing our total international franchise store count to 85. We expect to end fiscal 2015 with approximately 100 franchise stores. In August 2015, we opened our first retail store, opened our first ever shop in shop location and also launched an e-commerce business in India with our partner Arvind Lifestyle Brands.

We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 200 underperforming stores through fiscal 2017, which includes the 14 stores we closed during Year-To-Date 2015, the 35 stores we closed in fiscal 2014 and the 41 stores we closed during fiscal 2013. During fiscal 2015, we plan to open five stores and close approximately 30 stores, which include three stores opened and 14 stores closed during Year-To-Date 2015. Our recently completed customer segmentation analysis helps us to better understand customer shopping habits at the store level in order to understand what our ideal store portfolio should look like. These closures should ultimately result in operating margin accretion due to sales transfer and the elimination of the underperforming locations. In those markets where we have closed stores, we are seeing the neighboring stores along with the e-commerce business become more productive from both a Comparative Retail Sales and profitability perspective. These results further our commitment to executing this optimization program while dramatically slowing down new store openings.

We continue to make significant progress on our business transformation initiatives in an effort to improve sales and margin. The insights from the implementation of our assortment planning tool have enabled us to significantly improve our inventory management capabilities by adding enhanced data driven analytics to our internal processes. This has resulted in improved inventory metrics and Gross Margin during Year-To-Date 2015. Our new inventory allocation and replenishment tool went live during the back-to-school fiscal 2015 season. This module drives initial store allocation using dynamic data and algorithms to forecast demand by store. Based on initial sales results, it flows product to stores in the appropriate quantity, maximizing margin opportunities. Additionally, our digital initiatives continue to gain traction and are focused on driving improvements in customer acquisition, retention and engagement. We are also continuing with plans to implement a new order management system which will enable us to pilot cross channel fulfillment capabilities in fiscal 2016.

We continue to be committed to returning capital to shareholders, and during Year-To-Date 2015 we repurchased $61.7 million in stock and paid cash dividends of $6.2 million. In March of 2014, we instituted the Company’s first ever quarterly cash dividend and increased the dividend by 13% to $0.15 per share in the first quarter of fiscal 2015. Our third quarter 2015 dividend will be paid on October 8, 2015 to shareholders of record on the close of business on September 17, 2015.

We reported net loss of $13.7 million during the Second Quarter 2015 compared to $10.7 million during the Second Quarter 2014, due to the factors discussed above.  Loss per diluted share was $0.67 in the Second Quarter 2015 compared to $0.49 in the Second Quarter 2014.  This decrease in earnings per share is due to the increase in net loss for the quarter and a lower weighted average common shares outstanding of approximately 1.3 million, which is primarily the result of our share repurchase program.
We reported net income of $1.9 million during Year-To-Date 2015 compared to $2.9 million during Year-To-Date 2014, due to the factors discussed above.  Earnings per diluted share was $0.09 during Year-To-Date 2015 compared to $0.13 during Year-To-Date 2014.  This decrease in earnings per share is due to the decrease in net income partially offset by a lower weighted average common shares outstanding of approximately 1.2 million, which is primarily the result of our share repurchase program.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Average Translation Rates (1)
Canadian Dollar	0.8018	0.9250	0.8018	0.9148
Hong Kong Dollar	0.1290	0.1290	0.1290	0.1290
China Yuan Renminbi	0.1611	0.1608	0.1608	0.1610
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the Second Quarter 2015, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $6.5 million, $2.8 million and $0.1 million, respectively.  For Year-To-Date 2015, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $11.2 million, $4.4 million and $0.2 million, respectively. Net sales are affected only by the Canadian dollar translation rates.  In addition, translation rate changes affect the gross profit of our Canadian subsidiary because its inventory purchases are priced in U.S. dollars; however, during the Second Quarter 2015 we began entering into foreign exchange forward contracts to mitigate the variability of cash flows associated with these inventory purchases.

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
Inventory Valuation- We value inventory at the lower of cost or market, with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our inventory reserve as of August 1, 2015 would have impacted net income by approximately $0.2 million.  Our reserve balance at August 1, 2015 was approximately $2.5 million compared to $4.3 million at August 2, 2014, as a result of a decline in inventory.
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

The expense for Performance Awards is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the performance periods. To the extent that actual operating results for fiscal years 2015, 2016 and 2017 differ from our estimates, future performance share compensation expense could be significantly different. For Performance Awards issued during fiscal 2013 for which the performance period has not yet concluded a 25% increase or decrease in our annual projected adjusted operating income would have caused an approximate $0.6 million increase or a $0.8 million decrease, respectively, to stock-based compensation expense for the Second Quarter 2015. For 2014 and 2015 Performance Awards for which the performance period has not yet concluded a 10% increase or decrease in our cumulative projected adjusted earnings per share would have caused an approximate $1.8 million increase or a $1.3 million decrease, respectively, to stock-based compensation expense for the Second Quarter 2015.
Stock Options
We have not issued stock options since fiscal 2008; however, certain issued stock options remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at August 1, 2015.
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of August 1, 2015 would have impacted net income by approximately $0.6 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At August 1, 2015, the average net book value per store was approximately $0.1 million.
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

Our cash and cash equivalents, short-term investments, accounts receivable, assets of the Company’s Deferred Compensation Plan, accounts payable and credit facility are all short-term in nature.  As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.

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

Our derivative assets include foreign exchange forward contracts that are measured at fair value using observable market inputs such as forward rates, our credit risk and our counterparties’ credit risks. Based on these inputs, our derivative assets are classified within Level 2 of the valuation hierarchy.

Recently Adopted Accounting Standards

In May 2014, the FASB issued guidance relating to revenue recognition from contracts with customers. This guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year and therefore, the standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently reviewing the potential impact of this standard.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, Gross Profit increased approximately 40 basis points to 31.4% of net sales during the Second Quarter 2015 from 31.0% during the Second Quarter 2014.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	68.6	69.0	65.4	66.4
Gross profit	31.4	31.0	34.6	33.6
Selling, general and administrative expenses	32.3	30.4	30.2	29.0
Asset impairment charge	0.4	0.8	0.2	0.4
Depreciation and amortization	4.2	4.0	3.8	3.7
Operating income (loss)	(5.5)	(4.3)	0.4	0.5
Income (loss) before income taxes	(5.5)	(4.3)	0.4	0.4
Provision (benefit) for income taxes	(1.8)	(1.5)	0.1	0.1
Net income (loss)	(3.7)%	(2.8)%	0.2%	0.4%
Number of Company-operated stores, end of period	1,086	1,113	1,086	1,113
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales:
The Children’s Place U.S.	$316,212	$327,938	$679,357	$694,070
The Children’s Place International	50,243	56,690	91,963	100,707
Total net sales	$366,455	$384,628	$771,320	$794,777
Gross profit:
The Children’s Place U.S.	$95,604	$97,950	$232,124	$232,145
The Children’s Place International	19,400	21,168	34,989	35,234
Total gross profit	$115,004	$119,118	$267,113	$267,379
Gross Margin:
The Children’s Place U.S.	30.2%	29.9%	34.2%	33.4%
The Children’s Place International	38.6%	37.3%	38.0%	35.0%
Total gross margin	31.4%	31.0%	34.6%	33.6%

The Second Quarter 2015 Compared to the Second Quarter 2014

Net sales decreased by $18.1 million, or 4.7%, to $366.5 million during the Second Quarter 2015 from $384.6 million during the Second Quarter 2014.  Our net sales decrease resulted from a Comparable Retail Sales decrease of $12.3 million and unfavorable changes in the Canadian exchange rate of $6.5 million, partially offset by a $0.7 million increase in other sales that did not qualify as comparable sales. Comparable Retail Sales decreased 3.5% in the Second Quarter 2015, primarily driven by a significant deceleration of consumer traffic resulting in a more intense promotional environment, which was further exacerbated by the continuing west coast port issues experienced by our competitive set. Total e-commerce sales, which include postage and handling, increased to 17.4% of sales in the Second Quarter 2015 from 15.3% in the Second Quarter 2014.
The Children’s Place U.S. net sales decreased $11.7 million, or 3.6%, to $316.2 million in the Second Quarter 2015 compared to $327.9 million in the Second Quarter 2014.  This decrease primarily resulted from a U.S. Comparable Retail Sales decrease of 3.3%, which was primarily the result of a decline in traffic.
The Children’s Place International net sales decreased $6.5 million, or 11.5%, to $50.2 million in the Second Quarter 2015 compared to $56.7 million in the Second Quarter 2014.  The decrease resulted from unfavorable changes in the Canadian exchange rate and a Canadian Comparable Retail Sales decrease of 5.1%, partially offset by channel expansion growth. Our 5.1% decrease in Canadian Comparable Retail Sales was primarily the result of a decrease in traffic.
During the Second Quarter 2015, we opened one store and closed seven stores, all in the United States. During the Second Quarter 2014 we opened ten stores, nine in the United States and one in Canada, and closed three stores all in the United States.
Gross profit decreased by $4.1 million to $115.0 million during the Second Quarter 2015 from $119.1 million during the Second Quarter 2014.  Consolidated Gross Margin increased 40 basis points to 31.4% during the Second Quarter 2015 from 31.0% during the Second Quarter 2014. The leverage in consolidated Gross Margin resulted primarily from merchandise margin leverage and a higher AUR which was partially offset by the dilutive impact on gross margin of channel expansion and the fixed cost de-leverage resulting from the negative Comparable Retail Sales.
Gross Margin at The Children's Place U.S. increased 30 basis points from 29.9% in the Second Quarter 2014 to 30.2% in the Second Quarter 2015. The increase in The Children's Place U.S. Gross Margin resulted primarily from merchandise margin leverage and a higher AUR which was partially offset by the dilutive impact on gross margin of channel expansion and the fixed cost de-leverage resulting from the negative U.S. Comparable Retail Sales.
Gross Margin at The Children's Place International increased 130 basis points from 37.3% in the Second Quarter 2014 to 38.6% in the Second Quarter 2015. The increase in The Children's Place International Gross Margin resulted primarily from merchandise margin leverage and a higher AUR which was partially offset by the dilutive impact on gross margin of channel expansion and the fixed cost de-leverage resulting from the negative Canadian Comparable Retail Sales.
Selling, general and administrative expenses increased $1.2 million to $118.3 million during the Second Quarter 2015 from $117.1 million during the Second Quarter 2014. As a percentage of net sales SG&A increased 190 basis points to 32.3% during the Second Quarter 2015 from 30.4% during the Second Quarter 2014. The comparability of our SG&A was affected by costs incurred related to a class action wage and hour legal settlement, proxy contest costs, a sales tax audit and costs arising out of the restructuring of certain store and corporate operations which resulted in costs of approximately $9.8 million for the

Second Quarter 2015, and costs arising out of the restructuring of certain store and corporate operations of approximately $1.1 million for the Second Quarter 2014. Excluding this impact our SG&A decreased approximately $7.4 million for the Second Quarter 2015 from the Second Quarter 2014, and leveraged 60 basis points. The leverage was primarily due to a reduction in store payroll and administrative expenses partially offset by increased costs associated with our ongoing transformation initiatives.
Asset impairment charges were $1.5 million during the Second Quarter 2015, which related to 10 stores, two of which were fully impaired and eight of which were partially impaired. Asset impairment charges were $3.0 million during the Second Quarter 2014, which related to 30 stores, 19 of which were fully impaired and 11 of which were partially impaired. These store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates.
Benefit for income taxes was $6.6 million during the Second Quarter 2015 compared to $5.9 million during the Second Quarter 2014.  Our effective tax rate was 32.6% and 35.5% in the Second Quarter 2015 and the Second Quarter 2014, respectively.
Net loss was $13.7 million during the Second Quarter 2015 compared to $10.7 million during the Second Quarter 2014, due to the factors discussed above.  Loss per diluted share was $0.67 in the Second Quarter 2015 compared to $0.49 in the Second Quarter 2014.  This decrease in earnings per share is due to the increase in net loss for the quarter and a lower weighted average common shares outstanding of approximately 1.3 million, which is primarily the result of our share repurchase program.
Year-To-Date 2015 Compared to Year-To-Date 2014

Net sales decreased by $23.5 million, or 3.0%, to $771.3 million during Year-To-Date 2015 from $794.8 million during Year-To-Date 2014.  Our net sales decrease resulted from unfavorable changes in the Canadian exchange rate of $11.2 million, a Comparable Retail Sales decrease of $9.0 million and a $3.3 million decrease in sales from new stores due to fewer store openings, as well as other sales that did not qualify as comparable sales. Comparable Retail Sales decreased 1.3% during Year-To-Date 2015, due primarily to a decrease in traffic and transactions. Total e-commerce sales, which include postage and handling, increased to 17.8% of sales during Year-To-Date 2015 from 15.5% during Year-To-Date 2014.
The Children’s Place U.S. net sales decreased $14.7 million, or 2.1%, to $679.4 million during Year-To-Date 2015 compared to $694.1 million during Year-To-Date 2014.  This decrease resulted primarily from a U.S. Comparable Retail Sales decrease of 1.3%, which was primarily the result of a decrease in traffic and transactions.
The Children’s Place International net sales decreased $8.7 million, or 8.6%, to $92.0 million during Year-To-Date 2015 compared to $100.7 million during Year-To-Date 2014.  The decrease resulted from unfavorable changes in the Canadian exchange rate and a Canadian Comparable Retail Sales decrease of 1.9%, partially offset by channel expansion growth. Our 1.9% decrease in Canadian Comparable Retail Sales was primarily the result of a decrease in traffic and transactions.
During Year-To-Date 2015, we opened three stores in the United States, and closed 14 stores, 13 in the United States and one in Canada. During Year-To-Date 2014 we opened 14 stores, 12 in the United States and two in Canada, and closed eight all in the United States.
Gross profit decreased by $0.3 million to $267.1 million during Year-To-Date 2015 from $267.4 million during Year-To-Date 2014.  Consolidated Gross Margin increased 100 basis points to 34.6% during Year-To-Date 2015 from 33.6% during Year-To-Date 2014. The increase in consolidated Gross Margin resulted primarily from merchandise margin leverage and a higher AUR which was partially offset by the dilutive impact on gross margin of channel expansion.
Gross Margin at The Children's Place U.S. increased 80 basis points from 33.4% during Year-To-Date 2014 to 34.2% during Year-To-Date 2015. The increase in The Children's Place U.S. Gross Margin resulted primarily from merchandise margin leverage and a higher AUR which was partially offset by the dilutive impact on gross margin of channel expansion.
Gross Margin at The Children's Place International increased 300 basis points from 35.0% during Year-To-Date 2014 to 38.0% during Year-To-Date 2015. The increase in The Children's Place International Gross Margin resulted primarily from merchandise margin leverage and a higher AUR which was partially offset by the dilutive impact on gross margin of channel expansion.
Selling, general and administrative expenses increased $2.1 million to $232.9 million during Year-To-Date 2015 from $230.8 million during Year-To-Date 2014. As a percentage of net sales SG&A increased 120 basis points to 30.2% during Year-To-Date 2015 from 29.0% during Year-To-Date 2014. The comparability of our SG&A was affected by costs incurred related to proxy contest costs, a class action wage and hour legal settlement, a sales tax audit and costs arising out of the restructuring of certain store and corporate operations which resulted in costs of approximately $12.9 million during Year-To-Date 2015, and costs arising out of the restructuring of certain store and corporate operations of approximately $3.4 million during Year-To-Date 2014. Excluding this impact our SG&A decreased approximately $7.5 million during Year-To-Date 2015 from Year-To-Date 2014, and leveraged 10 basis points. The leverage was primarily due to a reduction in store payroll and administrative expenses partially offset by increased costs associated with our ongoing transformation initiatives.
Asset impairment charges were $1.5 million during Year-To-Date 2015, which related to 10 stores, two of which were fully impaired and eight of which were partially impaired. Asset impairment charges were $3.0 million during Year-To-Date 2014, which related to 30 stores, 19 of which were fully impaired and 11 of which were partially impaired. These store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates.
Provision for income taxes was $0.8 million during Year-To-Date 2015 compared to $0.6 million during Year-To-Date 2014.  Our effective tax rate was 29.3% and 17.9% during Year-To-Date 2015 and Year-To-Date 2014, respectively. The Year-To-Date 2015 rate is higher than Year-To-Date 2014 due to the less favorable impact of discrete items in Year-To-Date 2015 related to audit settlements and statute of limitation expirations as compared to Year-To-Date 2014.
Net income was $1.9 million during Year-To-Date 2015 compared to $2.9 million during Year-To-Date 2014, due to the factors discussed above.  Earnings per diluted share was $0.09 during Year-To-Date 2015 compared to $0.13 during Year-To-Date 2014.  This decrease in earnings per share is due to the decrease in net income partially offset by a lower weighted average common shares outstanding of approximately 1.2 million, which is primarily the result of our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases.  Our primary uses of cash are working capital requirements, which are principally inventory purchases, and the financing of capital projects, including investments in new systems, the repurchases of our common stock, and the financing of new store openings and remodels. In March 2014, our Board of Directors instituted the payment of a quarterly cash dividend.
Our working capital decreased $56.2 million to $271.0 million at August 1, 2015 compared to $327.2 million at August 2, 2014.  This decrease is primarily due to an increase in capital returned to our shareholders through higher share repurchases and dividends. During Year-To-Date 2015, under our share repurchase programs, we repurchased approximately 1.0 million shares for approximately $61.7 million.  We also paid cash dividends of $6.2 million during Year-To-Date 2015. Subsequent to August 1, 2015 and through September 1, 2015, we repurchased 0.1 million shares for approximately $6.6 million and announced that we declared a quarterly cash dividend of $0.15 per share to be paid on October 8, 2015 to shareholders of record on the close of business on September 17, 2015.
Our credit facility provides for borrowings up to the lesser of $200.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At August 1, 2015, we had $29.6 million of outstanding borrowings and $163.3 million available for borrowing. In addition, at August 1, 2015, we had $7.1 million of outstanding letters of credit with an additional $42.9 million available for issuing letters of credit.
As of August 1, 2015, we had $145.8 million of cash and cash equivalents, of which approximately $132.3 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $84.0 million was in our Canadian subsidiaries, approximately $36.1 million was in our Hong Kong subsidiaries and approximately $12.2 million was in other foreign subsidiaries. As of August 1, 2015 we also had a short-term investment of $59.6 million in Hong Kong. Because all of our cash, cash equivalents and short-term investments in our foreign subsidiaries are permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
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
As of August 1, 2015, we have capitalized an aggregate of approximately $4.0 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at August 1, 2015 was approximately $1.1 million. Unamortized deferred financing costs are amortized on a straight-line basis over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2015, cash flows provided by operating activities were $40.1 million compared to $13.9 million during Year-To-Date 2014.  The net increase of $26.2 million in cash from operating activities resulted from the timing of payments and more favorable vendor terms on accounts payable and other current liabilities.
During Year-To-Date 2015 cash flows used in investing activities were $27.7 million compared to cash flows provided by investing activities of $2.7 million during Year-To-Date 2014. This change was primarily due to a $7.6 million net purchase of short-term investments during the Second Quarter 2015 compared to a $33.5 million net redemption of short-term investments during the Second Quarter 2014 partially offset by a $10.6 million decrease in purchases of property and equipment.
During Year-To-Date 2015, cash flows used in financing activities were $38.5 million compared to $21.5 million during Year-To-Date 2014.  The increase primarily resulted from a $21.2 million increase in purchases of our common stock pursuant to our share repurchase programs during Year-To-Date 2015 compared to Year-To-Date 2014.
We anticipate that total capital expenditures will be in the range of $65-70 million in fiscal 2015.  Our ability to continue to meet our capital requirements in fiscal 2015 depends on our cash on hand, our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2015, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
Derivative Instruments
We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in US dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we began entering into foreign exchange forward contracts in the Second Quarter 2015. These contracts typically mature within 12 months. We do not use forward contracts to engage in currency speculation and we do not enter into derivative financial instruments for trading purposes.
All derivative instruments are presented at gross fair value on the Condensed Consolidated Balance Sheets within either Prepaid expenses and other current assets or Accrued expenses and other current liabilities. As of August 1, 2015 we had foreign exchange forward contracts with an aggregate notional amount of $10.7 million and the fair value of the derivative instruments was an asset of $0.3 million.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of August 1, 2015, we had $29.6 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of August 1, 2015, net assets in Canada and Hong Kong were approximately $107.2 million and $112.6 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $10.7 million and $11.3 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of August 1, 2015, we had approximately $132.3 million of our cash and cash equivalents held in foreign countries, of which approximately $84.0 million was in Canada, approximately $36.1 million was in Hong Kong and approximately $12.2 million was in other foreign countries. As of August 1, 2015, we had short-term investments of $59.6 million held in Hong Kong.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2015 net sales could have decreased or increased by approximately $7.9 million and total costs and expenses could have decreased or increased by approximately $10.5 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At August 1, 2015, we had foreign currency denominated receivables and payables, including inter-company balances, of $15.2 million and $10.4 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in US dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we began entering into foreign exchange forward contracts in the Second Quarter 2015. As of August 1, 2015 we had foreign exchange forward contracts with an aggregate notional amount of $10.7 million and the fair value of the derivative instruments was an asset of $0.3 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $0.7 million and $0.6 million, respectively. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of August 1, 2015. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of August 1, 2015, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
5/3/15-5/30/15 (1)	196,522	$67.28	183,300	$87,204
5/31/15-7/4/15	59,200	66.12	59,200	83,290
7/5/15-8/1/15	81,600	62.58	81,600	78,183
Total	337,322	$65.94	324,100	$78,183
____________________________________________

(1)
Includes 947 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 12,275 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1
Agreement dated May 22, 2015 by and among The Children's Place, Inc., Macellum SPV II, LP, Barington Companies Equity Partners, L.P., Jonathan Duskin, James A. Mitarotonda, certain of their affiliates listed on Schedule A to the Agreement, and Robert L. Mettler, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 29, 2015 and incorporated by reference herein.

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

THE CHILDREN’S PLACE, INC.

Date:	September 3, 2015	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	September 3, 2015	By:	/S/ ANURUP PRUTHI
ANURUP PRUTHI
Chief Financial Officer
(Principal Accounting and Financial Officer)