Form 10-Q
period 2015-10-31
Childrens Place, Inc.
filed 2015-12-08
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of December 7, 2015 was 19,967,195 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 31, 2015	January 31, 2015	November 1, 2014
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183,923	$173,291	$170,787
Short-term investments	34,600	52,000	39,000
Accounts receivable	36,501	31,928	28,126
Inventories	327,324	297,631	342,455
Prepaid expenses and other current assets	33,587	39,349	32,859
Deferred income taxes	18,519	15,080	16,564
Total current assets	634,454	609,279	629,791
Long-term assets:
Property and equipment, net	302,216	310,301	318,871
Deferred income taxes	36,751	35,580	43,186
Other assets	3,937	3,458	3,573
Total assets	$977,358	$958,618	$995,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$34,351	$—	$19,100
Accounts payable	183,738	155,323	150,426
Income taxes payable	5,141	420	4,547
Accrued expenses and other current liabilities	110,474	118,724	123,062
Total current liabilities	333,704	274,467	297,135
Long-term liabilities:
Deferred rent liabilities	72,927	80,214	83,667
Other tax liabilities	5,878	6,446	5,151
Other long-term liabilities	15,322	8,373	8,802
Total liabilities	427,831	369,500	394,755
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 20,139, 21,075 and 21,360 issued; 20,101, 21,040 and 21,316 outstanding	2,014	2,108	2,136
Additional paid-in capital	230,646	230,429	228,552
Treasury stock, at cost (38, 35, 44 shares)	(1,877)	(1,682)	(2,123)
Deferred compensation	1,877	1,682	2,123
Accumulated other comprehensive loss	(20,243)	(17,493)	(2,944)
Retained earnings	337,110	374,074	372,922
Total stockholders’ equity	549,527	589,118	600,666
Total liabilities and stockholders’ equity	$977,358	$958,618	$995,421
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$455,913	$487,304	$1,227,233	$1,282,081
Cost of sales (exclusive of depreciation and amortization)	275,400	297,193	779,607	824,591

Gross profit	180,513	190,111	447,626	457,490

Selling, general and administrative expenses	105,797	116,120	338,653	346,951
Asset impairment charges	919	3,306	2,371	6,351
Other costs (income)	14	(286)	87	(153)
Depreciation and amortization	16,136	15,168	45,782	44,952

Operating income	57,647	55,803	60,733	59,389
Interest expense	(254)	(82)	(635)	(123)

Income before income taxes	57,393	55,721	60,098	59,266
Provision for income taxes	18,898	18,779	19,687	19,415

Net income	$38,495	$36,942	$40,411	$39,851

Earnings per common share
Basic	$1.90	$1.71	$1.96	$1.82
Diluted	$1.88	$1.70	$1.94	$1.81

Cash dividends declared and paid per common share	$0.15	$0.1325	$0.45	$0.3975

Weighted average common shares outstanding
Basic	20,297	21,541	20,628	21,843
Diluted	20,517	21,756	20,878	22,062

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$38,495	$36,942	$40,411	$39,851
Other Comprehensive Income:
Foreign currency translation adjustment	155	(4,037)	(2,845)	(1,415)
Change in fair value of cash flow hedges, net of income taxes of $49 and $(34), respectively	(134)	—	95	—
Comprehensive income	$38,516	$32,905	$37,661	$38,436

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,411	$39,851
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	45,782	44,952
Stock-based compensation	12,456	13,054
Excess tax benefits from stock-based compensation	(1,040)	(268)
Deferred taxes	(4,754)	(9,304)
Asset impairment charges	2,371	6,351
Deferred rent expense and lease incentives	(7,223)	(6,955)
Other	905	1,711
Changes in operating assets and liabilities:
Inventories	(30,663)	(20,468)
Prepaid expenses and other assets	(7,650)	(2,746)
Income taxes payable, net of prepayments	13,757	10,868
Accounts payable and other current liabilities	14,462	(10,792)
Deferred rent and other liabilities	6,247	2,302
Total adjustments	44,650	28,705
Net cash provided by operating activities	85,061	68,556
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(33,969)	(44,637)
Purchase of short-term investments	(70,880)	(58,000)
Redemption of short-term investments	88,280	81,500
Change in company-owned life insurance policies	(363)	17
Net cash used in investing activities	(16,932)	(21,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock, including transaction costs	(82,615)	(59,965)
Cash dividends paid	(9,232)	(8,684)
Borrowings under revolving credit facility	478,500	265,653
Repayments under revolving credit facility	(444,149)	(246,553)
Exercise of stock options	438	55
Excess tax benefits from stock-based compensation	1,040	268
Deferred financing costs	(320)	(306)
Net cash used in financing activities	(56,338)	(49,532)
Effect of exchange rate changes on cash	(1,159)	(1,114)
Net increase (decrease) in cash and cash equivalents	10,632	(3,210)
Cash and cash equivalents, beginning of period	173,291	173,997
Cash and cash equivalents, end of period	$183,923	$170,787

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$10,080	$18,102
Cash paid during the period for interest	1,120	676
(Decrease) increase in accrued purchases of property and equipment	(2,251)	4,056

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of October 31, 2015 and November 1, 2014 and the results of its consolidated operations and cash flows for the thirty-nine weeks ended October 31, 2015 and November 1, 2014. The consolidated financial position as of January 31, 2015 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirty-nine weeks ended October 31, 2015 and November 1, 2014 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	Third Quarter 2015 — The thirteen weeks ended October 31, 2015.

•	Third Quarter 2014 — The thirteen weeks ended November 1, 2014.

•	Year-To-Date 2015 — The thirty-nine weeks ended October 31, 2015.

•	Year-To-Date 2014 — The thirty-nine weeks ended November 1, 2014.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

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
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement. For Performance Awards issued during fiscal 2013, each award has a defined number of shares that an employee can earn (the “Target Shares”) and, based on the adjusted operating income level achieved for the three-fiscal year period, the employee can earn from 0% to 200% of their Target Shares. The fair value of these Performance Awards and all Deferred Awards granted is based on the closing price of our common stock on the grant date. The 2013 Performance Awards cliff vest, if earned, after completion of the three year performance period. For Performance Awards issued during fiscal 2014 and 2015 (the “2014 and 2015 Performance

Awards”), the employee can earn from 0% to 300% of their Target Shares based on the achievement of adjusted earnings per share for a cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2014 and 2015 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of adjusted operating income and adjusted earnings per share as they occur.
Deferred Compensation Plan
The Company has a deferred compensation plan (the “Deferred Compensation Plan”), which is a nonqualified plan, for eligible senior level employees.  Under the plan, participants may elect to defer up to 80% of his or her base salary and/or up to 100% of his or her bonus to be earned for the year following the year in which the deferral election is made.  The Deferred Compensation Plan also permits members of the Board of Directors to elect to defer payment of all or a portion of their retainer and other fees to be earned for the year following the year in which a deferral election is made.  In addition, eligible employees and directors of the Company may also elect to defer payment of any shares of Company stock that is earned with respect to stock-based awards.  Directors may elect to have all or a certain portion of their fees earned for their service on the Board invested in shares of the Company’s common stock.  Such elections are irrevocable.  The Company is not required to contribute to the Deferred Compensation Plan, but at its sole discretion, can make additional contributions on behalf of the participants. Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant.  Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected.  Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15.0 years.  All deferred amounts are payable in the form in which they were made except for board fees invested in shares of the Company's common stock, which will be settled in shares of Company common stock.  Earlier distributions are not permitted except in the case of an unforeseen hardship.
The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency.  Investments of the rabbi trust consist of mutual funds and Company common stock.  The Deferred Compensation Plan liability, excluding Company common stock, is included in other long-term liabilities and changes in the balance, except those relating to payments, are recognized as compensation expense.  The value of the mutual funds is included in other assets and related earnings and losses are recognized as investment income or loss, which is included in selling, general and administrative expenses.  Company stock deferrals are included in the equity section of the Company’s consolidated balance sheet as treasury stock and as a deferred compensation liability.  Deferred stock is recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized.
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.7 million, $0.5 million, and $0.5 million at October 31, 2015, January 31, 2015 and November 1, 2014, respectively.  The value of the Deferred Compensation Plan assets was approximately $0.7 million, $0.3 million and $0.3 million at October 31, 2015, January 31, 2015 and November 1, 2014, respectively.  Company stock was $1.9 million, $1.7 million, and $2.1 million at October 31, 2015, January 31, 2015 and November 1, 2014, respectively.
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

The following table provides details of the remaining accruals for the West Coast DC and Northeast DC as of October 31, 2015, of which approximately $0.6 million was included in accrued expenses and other current liabilities and approximately $0.4 million was included in other long-term liabilities (dollars in thousands):

	Other Associated Costs	Lease Termination Costs	Total
Balance at January 31, 2015	$—	$1,508	$1,508
Restructuring costs	36	51	87
Payments and reductions	(36)	(600)	(636)
Balance at October 31, 2015	$—	$959	$959
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
The Company's assets and liabilities include foreign exchange forward contracts that are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks. Based on these inputs, the Company's derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued guidance relating to revenue recognition from contracts with customers. This guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued guidance to defer the effective date by one year and, therefore, the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017 and is to be applied retrospectively. We are currently reviewing the potential impact of this standard.

2.	STOCKHOLDERS’ EQUITY
The Company's Board of Directors authorizes the Company's share repurchase programs, including: (1) $100 million on November 26, 2012 (the "2012 Share Repurchase Program"); (2) $100 million on March 3, 2014 (the "2014 Share Repurchase Program") and (3) $100 million on January 7, 2015 (the "2015 Share Repurchase Program"). The 2012 Share Repurchase Program and the 2014 Share Repurchase Program have been completed. At October 31, 2015, there was approximately $59.0 million remaining on the 2015 Share Repurchase Program. Under the 2015 Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue a program at any time, and may thereafter reinstitute purchases, all without prior announcement.
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
The following table summarizes the Company's share repurchases (in thousands):

	Thirty-nine Weeks Ended
	October 31, 2015		November 1, 2014
	Shares	Value	Shares	Value
Shares repurchases related to:
2012 Share Repurchase Program	—	$—	282	$14,671
2014 Share Repurchase Program	640	39,791	896	44,037
2015 Share Repurchase Program (1)	662	41,026	—	—
Withholding taxes and other	28	1,798	25	1,257
Shares acquired and held in treasury	3	$195	11	$548

(1)	Subsequent to October 31, 2015 and through December 7, 2015, the Company repurchased 0.1 million shares for approximately $7.5 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2015 and Year-To-Date 2014, approximately $67.7 million and $47.4 million, respectively, were charged to retained earnings.
In the first quarter of fiscal 2014 the Company's Board of Directors first authorized a quarterly cash dividend. The Third Quarter 2015 dividend of $0.15 per share was paid on October 8, 2015 to shareholders of record on the close of business on September 17, 2015. Related to the fiscal 2015 dividends, $9.7 million was charged to retained earnings, of which $9.2 million related to cash dividends paid and $0.5 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. Related to the fiscal 2014 dividends, $9.1 million was charged to retained earnings, of which $8.7 million related to cash dividends paid and $0.4 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
The Company's Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid on January 7, 2016 to shareholders of record on the close of business on December 17, 2015. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Deferred Awards	$2,429	$2,856	$8,123	$8,615
Performance Awards	1,853	1,825	4,333	4,439
Total stock-based compensation expense (1)	$4,282	$4,681	$12,456	$13,054
____________________________________________

(1)
During the Third Quarter 2015 and the Third Quarter 2014, approximately $0.9 million and $1.0 million, respectively, were included in cost of sales. During Year-To-Date 2015 and Year-To-Date 2014, approximately $2.3 million and $2.5 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $4.8 million and $5.1 million for Year-To-Date 2015 and Year-To-Date 2014, respectively.
Awards Granted During Year-To-Date 2015
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during Year-To-Date 2015. Awards were also granted in connection with new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Generally, the Deferred Awards granted to the Board of Directors vest after one year. Performance Awards granted have a cumulative three-year performance period, and, if earned, vest upon completion of the three-year performance period. Depending on the final adjusted earnings per share achieved for the cumulative three-year performance period and the Company's TSR relative to that of the Company's peer group, the percentage of Target Shares earned can be 0% and range up to 300%.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2015
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	592	$49.02
Granted	184	65.55
Vested	(237)	48.91
Forfeited	(20)	54.53
Unvested Deferred Awards, end of period	519	$54.71

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $17.9 million as of October 31, 2015, which will be recognized over a weighted average period of approximately 2.1 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	345	$50.18
Granted	195	70.91
Vested shares, including shares vested in excess of target	(147)	48.02
Forfeited	(7)	52.33
Unvested Performance Awards, end of period	386	$61.45
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%; however, the cumulative expense recognized reflects changes in estimated adjusted operating income and adjusted earnings per share as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $15.1 million as of October 31, 2015, which will be recognized over a weighted average period of approximately 2.2 years.
Stock Options
At October 31, 2015, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Year-To-Date 2015 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of period	30	$29.05	3.3	$927
Exercised	(15)	29.05	N/A	455
Options outstanding and exercisable, end of period	15	$29.05	2.5	$369

4.	NET INCOME PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$38,495	$36,942	$40,411	$39,851

Basic weighted average common shares	20,297	21,541	20,628	21,843
Dilutive effect of stock awards	220	215	250	219
Diluted weighted average common shares	20,517	21,756	20,878	22,062
Antidilutive stock awards	1	2	1	1
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	October 31, 2015	January 31, 2015	November 1, 2014
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	35,548
Material handling equipment	10-15 yrs	48,345	48,479	48,479
Leasehold improvements	3-15 yrs	333,602	339,474	348,466
Store fixtures and equipment	3-10 yrs	231,090	231,797	236,342
Capitalized software	3-10 yrs	170,364	120,054	116,426
Construction in progress	—	6,302	24,644	19,961
		828,654	803,399	808,625
Accumulated depreciation and amortization		(526,438)	(493,098)	(489,754)
Property and equipment, net		$302,216	$310,301	$318,871

At October 31, 2015, the Company performed impairment testing on 1,059 stores with a total net book value of approximately $118.8 million. During the Third Quarter 2015, the Company recorded asset impairment charges of $0.9 million for 15 stores, of which nine were fully impaired and six were partially impaired. During Year-To-Date 2015, the Company recorded asset impairment charges of $2.4 million for 22 stores, of which 10 were fully impaired and 12 were partially impaired. At October 31, 2015, the aggregate net book value of the stores that were partially impaired was approximately $2.4 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows.
At November 1, 2014, the Company performed impairment testing on 1,017 stores with a total net book value of approximately $142.9 million. During the Third Quarter 2014, the Company recorded asset impairment charges of $3.3 million for 15 stores, of which 14 were fully impaired and one was partially impaired. During Year-To-Date 2014, the Company recorded asset impairment charges of $6.4 million for 45 stores, of which 34 were fully impaired and 11 were partially impaired.
As of October 31, 2015, January 31, 2015 and November 1, 2014, the Company had approximately $4.3 million, $6.6 million and $14.3 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in Accounts payable and Accrued expenses and other current liabilities.
6. CREDIT FACILITY
The Company and certain of its domestic subsidiaries maintain a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender (the “Credit Agreement”). The Credit Agreement was amended on September 15, 2015 and the provisions below reflect the amended and extended Credit Agreement.
The Credit Agreement, which expires in September 2020, consists of a $250 million asset based revolving credit facility, with a $50 million sublimit for standby and documentary letters of credit and an uncommitted accordion feature that could provide up to $50 million of additional availability. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

(i)	the prime rate plus a margin of 0.50% to 0.75% based on the amount of the Company’s average excess availability under the facility; or

(ii)
the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three or six months, as selected by the Company, plus a margin of 1.25% to 1.50% based on the amount of the Company’s average excess availability under the facility.

The Company is charged an unused line fee of 0.25% on the unused portion of the commitments.  Letter of credit fees range from 0.625% to 0.75% for commercial letters of credit and range from 0.75% to 1.00% for standby letters of credit.  Letter of credit fees are determined based on the amount of the Company's average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain trade and franchise receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.
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
As of October 31, 2015, the Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at October 31, 2015 was approximately $1.3 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement. In conjunction with amending the agreement in September 2015, the Company paid $0.3 million in additional deferred financing costs.
The table below presents the components (in millions) of the Company’s credit facility:

	October 31, 2015	January 31, 2015	November 1, 2014
Credit facility maximum	$250.0	$200.0	$200.0
Borrowing base	250.0	183.2	200.0

Outstanding borrowings	34.4	—	19.1
Letters of credit outstanding—merchandise	—	—	0.1
Letters of credit outstanding—standby	7.1	9.1	9.1
Utilization of credit facility at end of period	41.5	9.1	28.3

Availability (1)	$208.5	$174.1	$171.7

Interest rate at end of period	2.3%	3.8%	2.1%

	Year-To-Date 2015	Fiscal 2014	Year-To-Date 2014
Average end of day loan balance during the period	$34.0	$9.4	$9.7
Highest end of day loan balance during the period	67.5	40.9	40.9
Average interest rate	2.7%	3.2%	3.3%
____________________________________________

(1)	The sublimit availability for the letters of credit was $42.9 million, $40.9 million, and $40.8 million at October 31, 2015, January 31, 2015, and November 1, 2014, respectively.

7.	LEGAL AND REGULATORY MATTERS

During the Third Quarter 2015, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
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
The Company’s effective tax rate for the Third Quarter 2015 and Year-To-Date 2015 was 32.9% and 32.8%, respectively, compared to 33.7% and 32.8% during the Third Quarter 2014 and Year-To-Date 2014, respectively.
The Company recognized less than $0.1 million and $0.1 million during the Third Quarter 2015 and Year-To-Date 2015, respectively, of additional interest expense related to its unrecognized tax benefits. During the Third Quarter 2014 and Year-To-Date 2014 the Company recognized less than $0.1 million and $0.1 million, respectively, of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in US dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we began entering into foreign exchange forward contracts in the second quarter of fiscal 2015. These contracts typically mature within 12 months. We do not use forward contracts to engage in currency speculation and we do not enter into derivative financial instruments for trading purposes.
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
All derivative instruments are presented at gross fair value on the Condensed Consolidated Balance Sheets within either Prepaid expenses and other current assets or Accrued expenses and other current liabilities. As of October 31, 2015 the

Company had foreign exchange forward contracts with an aggregate notional amount of $20.7 million and the fair value of the derivative instruments was an asset of $0.3 million and a liability of less than $0.1 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded in Cash Flows from Operating Activities within the Condensed Consolidated Statements of Cash Flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income (“OCI”) and reclassified into earnings within Cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within Selling, general & administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. Gains related to hedge effectiveness during Year-To-Date 2015 were approximately $0.2 million. Assuming October 31, 2015 exchange rates remain constant, $0.1 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized in earnings within Selling, general & administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of October 31, 2015.

10.	INTEREST EXPENSE
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Interest income	$218	$268	$736	$851

Less:
Interest expense – revolver	232	105	700	234
Interest expense – unused line fee	121	104	317	328
Interest expense – credit facilities	16	23	55	75
Amortization of deferred financing fees	74	88	250	264
Other interest and fees	29	30	49	73
Total interest expense	472	350	1,371	974
Interest expense	$(254)	$(82)	$(635)	$(123)

11.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and revenue from the Company's U.S. based wholesale partners. Included in The Children's Place International segment are the Company's Canadian based stores, revenue from the Company's Canadian wholesale partner and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of October 31, 2015, The Children’s Place U.S. operated 952 stores and The Children’s Place International operated 133 stores. As of November 1, 2014, The Children’s Place U.S. operated 982 stores and The Children’s Place International operated 135 stores.
The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales:
The Children’s Place U.S.	$400,184	$418,863	$1,079,541	$1,112,933
The Children’s Place International (1)	55,729	68,441	147,692	169,148
Total net sales	$455,913	$487,304	$1,227,233	$1,282,081
Gross profit:
The Children’s Place U.S.	$154,251	$163,713	$386,375	$395,858
The Children’s Place International	26,262	26,398	61,251	61,632
Total gross profit	$180,513	$190,111	$447,626	$457,490
Gross Margin:
The Children’s Place U.S.	38.5%	39.1%	35.8%	35.6%
The Children’s Place International	47.1%	38.6%	41.5%	36.4%
Total gross margin	39.6%	39.0%	36.5%	35.7%
Operating income:
The Children’s Place U.S. (2)	$46,119	$43,147	$45,355	$48,162
The Children’s Place International	11,528	12,656	15,378	11,227
Total operating income	$57,647	$55,803	$60,733	$59,389
Operating income as a percent of net sales:
The Children’s Place U.S.	11.5%	10.3%	4.2%	4.3%
The Children’s Place International	20.7%	18.5%	10.4%	6.6%
Total operating income	12.6%	11.5%	4.9%	4.6%
Depreciation and amortization:
The Children’s Place U.S.	$14,517	$13,135	$40,986	$38,902
The Children’s Place International	1,619	2,033	4,796	6,050
Total depreciation and amortization	$16,136	$15,168	$45,782	$44,952
Capital expenditures:
The Children’s Place U.S.	$13,716	$13,367	$33,163	$41,583
The Children’s Place International	104	495	806	3,054
Total capital expenditures	$13,820	$13,862	$33,969	$44,637

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

(2)
Includes costs incurred related to asset impairment charges and costs arising out of the restructuring of certain store and corporate operations of approximately $1.1 million for the Third Quarter 2015. Includes costs incurred related to a class action wage and hour legal settlement, proxy contest costs, a sales tax audit, asset impairment charges and costs arising out of the restructuring of certain store and corporate operations of approximately $15.6 million during Year-To-Date 2015. Includes costs incurred related to asset impairment charges and costs arising out of the restructuring of certain store and corporate operations, of approximately $4.1 million and $9.7 million for Third Quarter 2014 and the Year-To-Date 2014, respectively.

	October 31, 2015	January 31, 2015	November 1, 2014
Total assets:
The Children’s Place U.S.	$828,582	$805,462	$842,823
The Children’s Place International	148,776	153,156	152,598
Total assets	$977,358	$958,618	$995,421

12.	SUBSEQUENT EVENTS
Subsequent to October 31, 2015 and through December 7, 2015, the Company repurchased 0.1 million shares for approximately $7.5 million, which brought total shares purchased under the 2015 Share Repurchase Program to approximately $48.5 million.
On December 8, 2015, the Company announced that its Board of Directors has approved an additional $250 million share repurchase program and declared a quarterly cash dividend of $0.15 per share to be paid on January 7, 2016 to shareholders of record on the close of business on December 17, 2015.

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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Third Quarter 2015 — The thirteen weeks ended October 31, 2015.

•	Third Quarter 2014 — The thirteen weeks ended November 1, 2014.

•	Year-To-Date 2015 — The thirty-nine weeks ended October 31, 2015.

•	Year-To-Date 2014 — The thirty-nine weeks ended November 1, 2014.

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

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell fashionable, high-quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. As of October 31, 2015, we operated 1,085 stores across North America, our e-commerce business at www.childrensplace.com, and had 90 international stores open and operated by our franchise partners in 12 countries.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at

www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S. based wholesale partners. Included in The Children's Place International segment are our Canadian based stores, revenue from the Company's Canadian wholesale partner, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of October 31, 2015, The Children’s Place U.S. operated 952 stores and The Children’s Place International operated 133 stores. As of November 1, 2014, The Children’s Place U.S. operated 982 stores and The Children’s Place International operated 135 stores.
Operating Highlights
Our Comparable Retail Sales decreased 3.0% during the Third Quarter 2015 primarily caused by unseasonably warm weather in many parts of the country which resulted in weak consumer traffic. However, Canadian Comparable Retail Sales increased 2.4% during the Third Quarter 2015, as seasonable weather in Canada resulted in normalized consumer traffic and strong merchandise margins. Net sales decreased by $31.4 million, or 6.4%, to $455.9 million during the Third Quarter 2015 from $487.3 million during the Third Quarter 2014. Our Comparable Retail Sales decreased 2.0% during Year-To-Date 2015 and net sales decreased by $54.9 million, or 4.3%, to $1,227.2 million from $1,282.1 million during Year-To-Date 2014.
Gross Margin increased 60 basis points and 80 basis points, respectively, during the Third Quarter 2015 and Year-To-Date 2015. The increase in consolidated Gross Margin resulted primarily from merchandise margin leverage and a higher average unit retail price, or AUR, which was partially offset by fixed cost de-leverage resulting from negative Comparable Retail Sales.
SG&A leveraged 60 basis points to 23.2% during the Third Quarter 2015 from 23.8% during the Third Quarter 2014. Managing company-wide expenses has been, and will continue to be, a key focus for the entire Company.
We continued our international store expansion program with our franchise partners opening five additional stores during the Third Quarter 2015 bringing our total international franchise store count to 90, operating in 12 countries. We expect to end fiscal 2015 with approximately 100 franchise stores. In August 2015, we opened our first retail store, opened our first ever shop in shop location and also launched an e-commerce business in India with our partner Arvind Lifestyle Brands. We also recently announced a new partnership with El Palacio de Hierro to open free-standing stores and shop in shops in Mexico.

We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 200 underperforming stores through fiscal 2017, which includes the 16 stores we closed during Year-To-Date 2015, the 35 stores we closed in fiscal 2014 and the 41 stores we closed during fiscal 2013. During fiscal 2015, we plan to open four stores and close 30 stores, which include four stores opened and 16 stores closed during Year-To-Date 2015. Our recently completed customer segmentation analysis helps us to better understand customer shopping habits at the store level in order to understand what our ideal store portfolio should look like. These closures should ultimately result in operating margin accretion due to sales transfer and the elimination of the underperforming locations. In those markets where we have closed stores, we are seeing the neighboring stores along with the e-commerce business become more productive from both a Comparative Retail Sales and profitability perspective. These results further our commitment to executing this optimization program while dramatically slowing down new store openings.

We continue to make progress on our business transformation initiatives in an effort to improve sales and margin. The insights from the implementation of our assortment planning tool are delivering Gross Margin benefits by adding enhanced data driven analytics to our internal processes leading to a better optimization of our overall buys and a better matching of the breadth of assortment with the depth of inventory. Our new inventory allocation and replenishment tool also went live during the back-to-school fiscal 2015 season. These initiatives have contributed to improved Gross Margin during Year-To-Date 2015. Additionally, our digital initiatives continue to gain traction and are focused on driving improvements in customer acquisition, retention and engagement. We also implemented a new digital order management system during Year-To-Date 2015 which will enable us to pilot omni-channel fulfillment capabilities in fiscal 2016.

Due in part to these initiatives and a continued focus on operational management, inventory was down $15.1 million, or 4.4%, as of October 31, 2015 compared to November 1, 2014.

In October 2015, we entered into an agreement with a new private label credit card provider, with the transition to the new provider expected to occur in the first half of fiscal 2016.

We continue to be committed to returning capital to shareholders. During Year-To-Date 2015 we repurchased $80.8 million in stock and as of October 31, 2015, there was approximately $59.0 million remaining on the 2015 Share Repurchase Program. On December 8, 2015, the Company announced that its Board of Directors has approved an additional $250 million share repurchase program. During Year-To-Date 2015 we paid cash dividends of $9.2 million and our fourth quarter 2015 dividend of $0.15 per share will be paid on January 7, 2016 to shareholders of record on the close of business on December 17, 2015.

We reported net income of $38.5 million during the Third Quarter 2015 compared to $36.9 million during the Third Quarter 2014, due to the factors discussed above.  Earnings per diluted share was $1.88 in the Third Quarter 2015 compared to $1.70 in the Third Quarter 2014.  This increase in earnings per share is due to the increase in net income for the quarter and a lower weighted average common shares outstanding of approximately 1.2 million, which is primarily the result of our share repurchase program.
We reported net income of $40.4 million during Year-To-Date 2015 compared to $39.9 million during Year-To-Date 2014, due to the factors discussed above.  Earnings per diluted share was $1.94 during Year-To-Date 2015 compared to $1.81 during Year-To-Date 2014.  This increase in earnings per share is due to the increase in net income and a lower weighted average common shares outstanding of approximately 1.2 million, which is primarily the result of our share repurchase program.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Average Translation Rates (1)
Canadian Dollar	0.7606	0.9046	0.7881	0.9114
Hong Kong Dollar	0.1290	0.1290	0.1290	0.1290
China Yuan Renminbi	0.1575	0.1629	0.1597	0.1616
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the Third Quarter 2015, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $9.9 million, $4.6 million and $1.6 million, respectively.  For Year-To-Date 2015, the effects of these translation rate changes on net sales, gross profit and income before income taxes were decreases of approximately $21.1 million, $8.7 million and $1.7 million, respectively. Net sales are affected only by the Canadian dollar translation rates.  In addition, translation rate changes affect the gross profit of our Canadian subsidiary because its inventory purchases are priced in U.S. dollars; however, during the second quarter of fiscal 2015 we began entering into foreign exchange forward contracts to mitigate the variability of cash flows associated with these inventory purchases.

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

Inventory Valuation- We value inventory at the lower of cost or market, with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our inventory reserve as of October 31, 2015 would have impacted net income by approximately $0.2 million.  Our reserve balance at October 31, 2015 was approximately $2.5 million compared to $3.0 million at November 1, 2014, as a result of a decline in inventory.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards"). For Performance Awards issued during fiscal 2013, each award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the adjusted operating income level achieved for the three-fiscal year period, the employee can earn from 0% to 200% of their Target Shares. The fair value of these Performance Awards and all Deferred Awards` granted is based on the closing price of our common stock on the grant date. The 2013 Performance Awards cliff vest, if earned, after completion of the three year performance period. For Performance Awards issued during fiscal 2014 and fiscal 2015 (the “2014 and 2015 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. 2014 and 2015 Performance Awards generally cliff vest, if earned, after the completion of the applicable three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2015 net income by approximately $0.4 million.

The expense for Performance Awards is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the applicable performance periods. To the extent that actual operating results for fiscal years 2015, 2016 and 2017 differ from our estimates, future performance share compensation expense could be significantly different. For Performance Awards issued during fiscal 2013 for which the performance period has not yet concluded a 25% increase or decrease in our annual projected adjusted operating income would have caused an approximate $0.7 million increase or a $1.0 million decrease, respectively, to stock-based compensation expense for the Third Quarter 2015. For 2014 and 2015 Performance Awards for which the applicable performance periods have not concluded a 10% increase or decrease in our cumulative projected adjusted earnings per share would have caused an approximate $2.9 million increase or a $2.2 million decrease, respectively, to stock-based compensation expense for the Third Quarter 2015.
Stock Options
We have not issued stock options since fiscal 2008; however, certain issued stock options remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at October 31, 2015.
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of October 31, 2015 would have impacted net income by approximately $0.6 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At October 31, 2015, the average net book value per store was approximately $0.1 million.
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

Our derivative assets and liabilities include foreign exchange forward contracts that are measured at fair value using observable market inputs such as forward rates, our credit risk and our counterparties’ credit risks. Based on these inputs, our derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.

Recently Adopted Accounting Standards

In May 2014, the FASB issued guidance relating to revenue recognition from contracts with customers. This guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued guidance to defer the effective date by one year and, therefore, the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017 and is to be applied retrospectively. We are currently reviewing the potential impact of this standard.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, Gross Profit increased approximately 60 basis points to 39.6% of net sales during the Third Quarter 2015 from 39.0% during the Third Quarter 2014.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	60.4	61.0	63.5	64.3
Gross profit	39.6	39.0	36.5	35.7
Selling, general and administrative expenses	23.2	23.8	27.6	27.1
Asset impairment charge	0.2	0.7	0.2	0.5
Other costs (income)	—	(0.1)	—	—
Depreciation and amortization	3.5	3.1	3.7	3.5
Operating income	12.6	11.5	4.9	4.6
Income before income taxes	12.6	11.4	4.9	4.6
Provision for income taxes	4.1	3.9	1.6	1.5
Net income	8.4%	7.6%	3.3%	3.1%
Number of Company-operated stores, end of period	1,085	1,117	1,085	1,117
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales:
The Children’s Place U.S.	$400,184	$418,863	$1,079,541	$1,112,933
The Children’s Place International	55,729	68,441	147,692	169,148
Total net sales	$455,913	$487,304	$1,227,233	$1,282,081
Gross profit:
The Children’s Place U.S.	$154,251	$163,713	$386,375	$395,858
The Children’s Place International	26,262	26,398	61,251	61,632
Total gross profit	$180,513	$190,111	$447,626	$457,490
Gross Margin:
The Children’s Place U.S.	38.5%	39.1%	35.8%	35.6%
The Children’s Place International	47.1%	38.6%	41.5%	36.4%
Total gross margin	39.6%	39.0%	36.5%	35.7%

The Third Quarter 2015 Compared to the Third Quarter 2014

Net sales decreased by $31.4 million, or 6.4%, to $455.9 million during the Third Quarter 2015 from $487.3 million during the Third Quarter 2014.  Our net sales decrease resulted from a Comparable Retail Sales decrease of $13.4 million and unfavorable changes in the Canadian exchange rate of $9.9 million and an $8.1 million decrease in sales due to fewer store openings, as well as other sales that did not qualify as comparable sales. Comparable Retail Sales decreased 3.0% in the Third Quarter 2015, primarily driven by unseasonably warm weather in many parts of the country which resulted in weak consumer traffic. Total e-commerce sales, which include postage and handling, increased to 18.1% of sales in the Third Quarter 2015 from 16.4% in the Third Quarter 2014.
The Children’s Place U.S. net sales decreased $18.7 million, or 4.5%, to $400.2 million in the Third Quarter 2015 compared to $418.9 million in the Third Quarter 2014.  This decrease primarily resulted from a U.S. Comparable Retail Sales decrease of 3.7%, which was primarily the result of a decline in traffic.

The Children’s Place International net sales decreased $12.7 million, or 18.6%, to $55.7 million in the Third Quarter 2015 compared to $68.4 million in the Third Quarter 2014.  The decrease resulted primarily from unfavorable changes in the Canadian exchange rate partially offset by a Canadian Comparable Retail Sales increase of 2.4%.
During the Third Quarter 2015, we opened one store and closed two stores, all in the United States. During the Third Quarter 2014 we opened ten stores and closed six, all in the United States.
Gross profit decreased by $9.6 million to $180.5 million during the Third Quarter 2015 from $190.1 million during the Third Quarter 2014.  Consolidated Gross Margin increased 60 basis points to 39.6% during the Third Quarter 2015 from 39.0% during the Third Quarter 2014. The leverage in consolidated Gross Margin resulted primarily from merchandise margin leverage and a higher AUR which was partially offset by fixed cost de-leverage resulting from negative Comparable Retail Sales.
Gross Margin at The Children's Place U.S. decreased 60 basis points from 39.1% in the Third Quarter 2014 to 38.5% in the Third Quarter 2015. The decrease in The Children's Place U.S. Gross Margin resulted primarily from fixed cost de-leverage resulting from negative U.S. Comparable Retail Sales partially offset by merchandise margin leverage and a higher AUR.
Gross Margin at The Children's Place International increased 850 basis points from 38.6% in the Third Quarter 2014 to 47.1% in the Third Quarter 2015. The increase in The Children's Place International Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Canadian Comparable Retail Sales.
Selling, general and administrative expenses decreased $10.3 million to $105.8 million during the Third Quarter 2015 from $116.1 million during the Third Quarter 2014. As a percentage of net sales SG&A decreased 60 basis points to 23.2% during the Third Quarter 2015 from 23.8% during the Third Quarter 2014. The comparability of our SG&A was affected by costs incurred related to costs arising out of the restructuring of certain store and corporate operations which resulted in costs of approximately $0.8 million and $1.1 million for the Third Quarter 2015 and Third Quarter 2014, respectively. Excluding this impact our SG&A decreased approximately $10.0 million for the Third Quarter 2015 from the Third Quarter 2014, and leveraged 60 basis points. The leverage was primarily due to a reduction in store payroll expenses and incentive compensation expenses partially offset by increased costs associated with our ongoing transformation initiatives.
Asset impairment charges were $0.9 million during the Third Quarter 2015, which related to 15 stores, nine of which were fully impaired and six of which were partially impaired. Asset impairment charges were $3.3 million during the Third Quarter 2014, which related to 15 stores, 14 of which were fully impaired and one of which was partially impaired. Store impairment charges for the Third Quarter 2015 and the Third Quarter 2014 were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates.
Provision for income taxes was $18.9 million during the Third Quarter 2015 compared to $18.8 million during the Third Quarter 2014.  Our effective tax rate was 32.9% and 33.7% in the Third Quarter 2015 and the Third Quarter 2014, respectively.
Net income was $38.5 million during the Third Quarter 2015 compared to $36.9 million during the Third Quarter 2014, due to the factors discussed above.  Earnings per diluted share was $1.88 in the Third Quarter 2015 compared to $1.70 in the Third Quarter 2014.  This increase in earnings per share is due to the increase in net income for the quarter and a lower weighted average common shares outstanding of approximately 1.2 million, which is primarily the result of our share repurchase program.
Year-To-Date 2015 Compared to Year-To-Date 2014

Net sales decreased by $54.9 million, or 4.3%, to $1,227.2 million during Year-To-Date 2015 from $1,282.1 million during Year-To-Date 2014.  Our net sales decrease resulted from a Comparable Retail Sales decrease of $22.4 million, unfavorable changes in the Canadian exchange rate of $21.1 million and an $11.4 million decrease in sales due to fewer store openings, as well as other sales that did not qualify as comparable sales. Comparable Retail Sales decreased 2.0% during Year-To-Date 2015, due primarily to a decrease in traffic and transactions. Total e-commerce sales, which include postage and handling, increased to 17.9% of sales during Year-To-Date 2015 from 15.9% during Year-To-Date 2014.
The Children’s Place U.S. net sales decreased $33.4 million, or 3.0%, to $1,079.5 million during Year-To-Date 2015 compared to $1,112.9 million during Year-To-Date 2014.  This decrease resulted primarily from a U.S. Comparable Retail Sales decrease of 2.2%, which was primarily the result of a decrease in traffic and transactions.
The Children’s Place International net sales decreased $21.4 million, or 12.7%, to $147.7 million during Year-To-Date 2015 compared to $169.1 million during Year-To-Date 2014.  The decrease resulted from unfavorable changes in the Canadian exchange rate and a Canadian Comparable Retail Sales decrease of 0.2%, partially offset by channel expansion growth.

During Year-To-Date 2015, we opened four stores in the United States, and closed 16 stores, 15 in the United States and one in Canada. During Year-To-Date 2014 we opened 24 stores, 22 in the United States and two in Canada, and closed 14 all in the United States.
Gross profit decreased by $9.9 million to $447.6 million during Year-To-Date 2015 from $457.5 million during Year-To-Date 2014.  Consolidated Gross Margin increased 80 basis points to 36.5% during Year-To-Date 2015 from 35.7% during Year-To-Date 2014. The increase in consolidated Gross Margin resulted primarily from merchandise margin leverage and a higher AUR which was partially offset by fixed cost de-leverage resulting from negative Comparable Retail Sales and the dilutive impact on Gross Margin of channel expansion.
Gross Margin at The Children's Place U.S. increased 20 basis points from 35.6% during Year-To-Date 2014 to 35.8% during Year-To-Date 2015. The increase in The Children's Place U.S. Gross Margin resulted primarily from merchandise margin leverage and a higher AUR which was partially offset by fixed cost de-leverage resulting from negative U.S. Comparable Retail Sales and the dilutive impact on Gross Margin of channel expansion.
Gross Margin at The Children's Place International increased 510 basis points from 36.4% during Year-To-Date 2014 to 41.5% during Year-To-Date 2015. The increase in The Children's Place International Gross Margin resulted primarily from merchandise margin leverage and a higher AUR which was partially offset by the dilutive impact on Gross Margin of channel expansion.
Selling, general and administrative expenses decreased $8.3 million to $338.7 million during Year-To-Date 2015 from $347.0 million during Year-To-Date 2014. As a percentage of net sales SG&A increased 50 basis points to 27.6% during Year-To-Date 2015 from 27.1% during Year-To-Date 2014. The comparability of our SG&A was affected by costs incurred related to proxy contest costs, a class action wage and hour legal settlement, a sales tax audit and costs arising out of the restructuring of certain store and corporate operations which resulted in costs of approximately $13.8 million during Year-To-Date 2015, and costs arising out of the restructuring of certain store and corporate operations of approximately $4.5 million during Year-To-Date 2014. Excluding this impact our SG&A decreased approximately $17.6 million during Year-To-Date 2015 from Year-To-Date 2014, and leveraged 20 basis points. The leverage was primarily due to a reduction in store payroll expenses and incentive compensation expenses partially offset by increased costs associated with our ongoing transformation initiatives.
Asset impairment charges were $2.4 million during Year-To-Date 2015, which related to 22 stores, 10 of which were fully impaired and 12 of which were partially impaired. Asset impairment charges were $6.4 million during Year-To-Date 2014, which related to 45 stores, 34 of which were fully impaired and 11 of which were partially impaired. These store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates.
Provision for income taxes was $19.7 million during Year-To-Date 2015 compared to $19.4 million during Year-To-Date 2014.  Our effective tax rate was 32.8% in each of Year-To-Date 2015 and Year-To-Date 2014.
Net income was $40.4 million during Year-To-Date 2015 compared to $39.9 million during Year-To-Date 2014, due to the factors discussed above.  Earnings per diluted share was $1.94 during Year-To-Date 2015 compared to $1.81 during Year-To-Date 2014.  This increase in earnings per share is due to the increase in net income and a lower weighted average common shares outstanding of approximately 1.2 million, which is primarily the result of our share repurchase program.

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
Our working capital decreased $31.9 million to $300.8 million at October 31, 2015 compared to $332.7 million at November 1, 2014.  This decrease is primarily due to an increase in capital returned to our shareholders through higher share repurchases and dividends. During Year-To-Date 2015, under our share repurchase programs, we repurchased approximately 1.3 million shares for approximately $80.8 million.  During Year-To-Date 2014, under our share repurchase programs, we repurchased approximately 1.2 million shares for approximately $58.7 million. We also paid cash dividends of $9.2 million and $8.7 million during Year-To-Date 2015 and Year-To-Date 2014, respectively. Subsequent to October 31, 2015 and through December 7, 2015, we repurchased 0.1 million shares for approximately $7.5 million and announced that we declared a quarterly cash dividend of $0.15 per share to be paid on January 7, 2016 to shareholders of record on the close of business on December 17, 2015.

Our credit facility provides for borrowings up to the lesser of $250.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At October 31, 2015, we had $34.4 million of outstanding borrowings and $208.5 million available for borrowing. In addition, at October 31, 2015, we had $7.1 million of outstanding letters of credit with an additional $42.9 million available for issuing letters of credit.
As of October 31, 2015, we had $183.9 million of cash and cash equivalents, of which approximately $173.5 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $89.3 million was in our Canadian subsidiaries, approximately $72.2 million was in our Hong Kong subsidiaries and approximately $12.0 million was in other foreign subsidiaries. As of October 31, 2015 we also had a short-term investment of $34.6 million in Hong Kong. Because all of our earnings in our foreign subsidiaries are permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations and availability under our credit facility.
Credit Facility
We and certain of our domestic subsidiaries maintain a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A. as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender (the “Credit Agreement”). The Credit Agreement was amended on September 15, 2015 and the provisions below reflect the amended and extended Credit Agreement.
The Credit Agreement, which expires in September 2020, consists of a $250 million asset based revolving credit facility, with a $50 million sublimit for standby and documentary letters of credit and an uncommitted accordion feature that could provide up to $50 million of additional availability. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

(i)	the prime rate plus a margin of 0.50% to 0.75% based on the amount of our average excess availability under the facility; or

(ii)
the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three or six months, as selected by us, plus a margin of 1.25% to 1.50% based on the amount of our average excess availability under the facility.

We are charged an unused line fee of 0.25% on the unused portion of the commitments.  Letter of credit fees range from 0.63% to 0.750% for commercial letters of credit and range from 0.75% to 1.00% for standby letters of credit.  Letter of credit fees are determined based on the amount of our average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain trade and franchise receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.
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
As of October 31, 2015, we have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at October 31, 2015 was approximately $1.3 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement. In conjunction with amending the agreement in September 2015, the Company paid $0.3 million in additional deferred financing costs.
Cash Flows/Capital Expenditures
During Year-To-Date 2015, cash flows provided by operating activities were $85.1 million compared to $68.6 million during Year-To-Date 2014.  The net increase of $16.5 million in cash from operating activities resulted from the timing of payments and more favorable vendor terms on accounts payable and other current liabilities.

During Year-To-Date 2015 cash flows used in investing activities were $16.9 million compared to $21.1 million during Year-To-Date 2014. This change was primarily due to a $10.7 million decrease in purchases of property and equipment partially offset by a $17.4 million net redemption of short-term investments during Year-To-Date 2015 compared to a $23.5 million net redemption during Year-To-Date 2014.
During Year-To-Date 2015, cash flows used in financing activities were $56.3 million compared to $49.5 million during Year-To-Date 2014.  The increase primarily resulted from a $22.7 million increase in purchases of our common stock pursuant to our share repurchase programs during Year-To-Date 2015 compared to Year-To-Date 2014 partially offset by a $15.3 million increase from borrowings under our revolving credit facility.
We anticipate that total capital expenditures will be in the range of $55-60 million in fiscal 2015 compared to $72 million in fiscal 2014.  The decrease is due primarily to fewer store openings and the completion of certain foundational enterprise resource planning projects in fiscal 2014. Our ability to continue to meet our capital requirements in fiscal 2015 depends on our cash on hand, our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2015, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
Derivative Instruments
We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in US dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we began entering into foreign exchange forward contracts in the second quarter of fiscal 2015. These contracts typically mature within 12 months. We do not use forward contracts to engage in currency speculation and we do not enter into derivative financial instruments for trading purposes.
All derivative instruments are presented at gross fair value on the Condensed Consolidated Balance Sheets within either Prepaid expenses and other current assets or Accrued expenses and other current liabilities. As of October 31, 2015 we had foreign exchange forward contracts with an aggregate notional amount of $20.7 million and the fair value of the derivative instruments was an asset of $0.3 million and a liability of less than $0.1 million.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of October 31, 2015, we had $34.4 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of October 31, 2015, net assets in Canada and Hong Kong were approximately $107.2 million and $112.6 million, respectively.  A 10% increase or decrease in the Canadian and Hong

Kong exchange rates would increase or decrease the corresponding net investment by approximately $10.7 million and $11.3 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of October 31, 2015, we had approximately $173.5 million of our cash and cash equivalents held in foreign countries, of which approximately $89.3 million was in Canada, approximately $72.2 million was in Hong Kong and approximately $12.0 million was in other foreign countries. As of October 31, 2015, we had short-term investments of $34.6 million held in Hong Kong.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2015 net sales could have decreased or increased by approximately $13.1 million and total costs and expenses could have decreased or increased by approximately $15.7 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At October 31, 2015, we had foreign currency denominated receivables and payables, including inter-company balances, of $11.4 million and $8.4 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in US dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we began entering into foreign exchange forward contracts in the second quarter of fiscal 2015. As of October 31, 2015 we had foreign exchange forward contracts with an aggregate notional amount of $20.7 million and the fair value of the derivative instruments was an asset of $0.3 million and a liability of less than $0.1 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $1.3 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of October 31, 2015. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of October 31, 2015, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

The following table provides a month-by-month summary of our share repurchase activity during the Third Quarter 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
8/2/15-8/29/15 (1)	102,437	$59.23	101,100	$72,193
8/30/15-10/3/15 (2)	123,921	57.96	123,864	65,014
10/4/15-10/31/15 (3)	106,159	56.90	105,284	59,024
Total	332,517	$58.01	330,248	$59,024
____________________________________________

(1)
Includes 1,104 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 233 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Includes 57 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(3)	Includes 875 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1(+)
Twelfth Amendment to the Credit Agreement, dated September 15, 2015, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, L/C Issuer, Swing Line Lender and as a Lender, Bank of America, N.A., HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A. filed herewith.

10.2(*)(+)	Agreement and General Release dated as of November 30, 2015 between Brian Ferguson and The Children's Place Services Company, LLC.

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	December 8, 2015	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 8, 2015	By:	/S/ ANURUP PRUTHI
ANURUP PRUTHI
Chief Financial Officer
(Principal Accounting and Financial Officer)