Form 10-K
period 2016-01-30
Childrens Place, Inc.
filed 2016-03-24
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-two weeks ended January 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates was $1,104,280,537 at the close of business on August 1, 2015 (the last business day of the registrant's fiscal 2015 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 22, 2016: 19,125,551.
Documents Incorporated by Reference: Portions of The Children's Place, Inc. Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 25, 2016 are incorporated by reference into Part III.

THE CHILDREN'S PLACE, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 30, 2016

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
PART I
ITEM 1.-BUSINESS
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children's Place”, “we”, “us”, “our” and similar terms refer to The Children's Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:

•	Fiscal 2015 - The fifty-two weeks ended January 30, 2016

•	Fiscal 2014 - The fifty-two weeks ended January 31, 2015

•	Fiscal 2013 - The fifty-two weeks ended February 1, 2014

•	Fiscal 2016 - Our next fiscal year representing the fifty-two weeks ending January 28, 2017

•	GAAP - Generally Accepted Accounting Principles

•
Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce store, excluding postage and handling fees. Store closures in the current fiscal year will be excluded from Comparable Retail Sales beginning in the fiscal quarter in which the store closes. Stores that temporarily close for non- substantial remodeling will be excluded from Comparable Retail Sales for only the period that they were closed.  A store is considered substantially remodeled if it has been relocated or materially changed in size and will be excluded from Comparable Retail Sales for at least 14 months beginning in the period in which the remodel occurred.

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
General
The Children's Place, Inc. is the largest pure-play children's specialty apparel retailer in North America. We sell apparel, accessories, footwear and other items for children. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under the proprietary “The Children's Place”, "Place" and "Baby Place" brand names. Our stores offer a friendly and convenient shopping environment. The Children's Place has differentiated departments and serves the wardrobe needs of Girls and Boys (sizes 4-14, with size 16 available online), Toddler Girls and Boys (sizes 12 mos.-5T) and Baby (sizes 0-18 mos.). Stores are visually merchandised by size segment. Our merchandise is also available online at www.childrensplace.com. Our customers are able to shop online, at their convenience, including from their mobile devices, and receive the same high quality, value-priced merchandise and customer service that are available in our physical stores, as well as merchandise which is exclusive to our e-commerce site.
The Children's Place was founded in 1969. The Company became publicly traded on the Nasdaq Global Select Market in 1997. As of January 30, 2016, we operated 1,069 stores throughout North America as well as our online store. During Fiscal 2015, we opened four stores compared to 25 in Fiscal 2014, and we closed 32 stores in Fiscal 2015, compared to 35 in Fiscal 2014. Also in Fiscal 2015, we continued to expand into international markets through territorial agreements with franchisees, and in our wholesale business, we continue to add accounts and expand categories and distribution to our customers.
Jane Elfers, our President and Chief Executive Officer, has established four key strategic initiatives that we are executing to improve sales and margin, as follows:

1.
Superior Product - Product will always be our number one priority. We continue to significantly differentiate and upgrade the look of our merchandise, which has resonated well with our customers. In addition to apparel, we offer a full line of accessories and footwear and other items so busy moms can quickly and easily put together head-to-toe outfits.

2.
Business Transformation through Technology - We continue to make progress on our business transformation initiatives to improve sales and margin. The insights from the implementation of our assortment planning tool are delivering gross margin benefits by adding enhanced data driven analytics to our internal processes leading to a better optimization of our overall buys and a better matching of the breadth of assortment with the depth of inventory. Our new inventory allocation and replenishment tool also went live during the back-to-school Fiscal 2015 season. These initiatives have contributed to improved gross margin during Fiscal 2015. Additionally, our digital initiatives continue to gain traction and are focused on driving improvements in customer acquisition, retention and engagement. We also implemented a new digital order management system during Fiscal 2015 which will enable us to pilot omni-channel fulfillment capabilities in Fiscal 2016.

3.
Growth through Alternate Channels of Distribution - We are pursuing new channels of distribution, including international expansion and wholesale distribution. We continued our international expansion program with our franchise partners adding 29 additional international points of distribution (stores, shop in shops, e-commerce site) during Fiscal 2015 bringing our total count to 102, operating in 16 countries. During Fiscal 2015, in India we opened our first retail store, our first ever shop in shop location and also launched an e-commerce business with our partner Arvind Lifestyle Brands. We also announced a new partnership with El Palacio de Hierro to open free-standing stores and shop in shops in Mexico, and we opened our first shop in shop in Mexico. In our wholesale business, we expanded categories of merchandise available for distribution to our customers during Fiscal 2015.

4.
Fleet Optimization - We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 200 underperforming stores through fiscal 2017, which includes the 32 stores we closed during Fiscal 2015, the 35 stores we closed in Fiscal 2014 and the 41 stores we closed during Fiscal 2013. Our customer segmentation analysis helps us to better understand customer shopping habits at the store level in order to understand what our ideal store portfolio should look like. These closures should ultimately result in operating margin accretion due to sales transfer, low cost of exit and the elimination of the underperforming locations. In those markets where we have closed stores, we are seeing the neighboring stores along with the e-commerce business become more productive from both a Comparative Retail Sales and profitability perspective. These results further our commitment to executing this optimization program while dramatically slowing down new store openings.

Overlaying these growth initiatives is talent. Talent ultimately defines our success, and over the past five years we have built a best-in-class management team focused on consistent product execution and operational excellence. This talented team is a significant competitive advantage for our Company.
Underlying these growth initiatives is a commitment to operational excellence. The Company’s commitment to operational excellence coupled with its talent, disciplined expense management, improving store operations, and our finance, compliance, legal and human resources areas, forms the strong base necessary to support our long-term growth initiatives.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S. based wholesale customers. Included in The Children's Place International segment are our Canadian based stores, revenue from the Company's Canada wholesale customer, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales. The following tables show by segment our net sales and operating income for the past three fiscal years, and total assets as of January 30, 2016 and January 31, 2015 (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales:
The Children's Place U.S.	$1,518,117	$1,528,762	$1,528,276
The Children's Place International (1)	207,660	232,562	237,513
Total net sales	$1,725,777	$1,761,324	$1,765,789

(1)
Net sales from The Children's Place International are primarily derived from revenues from Canadian operations. Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. For Fiscal 2015, the effects of these translation rate changes on net sales was a decrease of $29.9 million.

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Operating income:
The Children's Place U.S.	$65,221	$63,586	$60,267
The Children's Place International (1)	24,859	16,457	16,016
Total operating income	$90,080	$80,043	$76,283

Operating income as a percent of net sales:
The Children's Place U.S.	4.3%	4.2%	3.9%
The Children's Place International	12.0%	7.1%	6.7%
Total operating income as a percent of net sales	5.2%	4.5%	4.3%

(1)
Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. For Fiscal 2015, the effects of these translation rate changes on operating income was a decrease of $1.9 million.

	January 30, 2016	January 31, 2015
Total assets:
The Children's Place U.S.	$748,975	$805,462
The Children's Place International	148,973	153,156
Total assets	$897,948	$958,618
See Note 13 of the Notes to our Consolidated Financial Statements for further segment financial data.
All foreign net sales are in The Children's Place International segment while certain foreign expenses related to our buying operations are allocated between the two segments.

Key Capabilities
Our objective is to deliver high-quality, value-priced, trend-right assortments for children. Our assortment offers one stop shopping across apparel, footwear, accessories and other items for children. Our strategies to achieve this objective are as follows:
Merchandising Strategy
Our merchandising strategy is to offer a compelling assortment of apparel, footwear and accessories for children that enable our customer to outfit their child. Our assortments are modern and colorful, are balanced by category and lifestyle, and are easy to put together. We build our deliveries by season and flow new product to our stores monthly.
High Quality/Value Pricing
We believe that offering high-quality, trend-right, age-appropriate merchandise under “The Children's Place”, "Place" and "Baby Place" brand names at value prices is our competitive advantage. We design and merchandise our branded apparel, footwear and accessories to offer a compelling value to our customers.
Brand Image
We focus on strengthening our brand image and customer loyalty for “The Children's Place” by:

•	Consistently offering high-quality and age-appropriate products and trend-right fashion at value prices in a friendly and convenient shopping environment;

•	Providing coordinated outfits and accessories for our customers' lifestyle needs;

•	Creating strong merchandising and visual presentations to create a compelling in-store experience;

•	Emphasizing our great value and fashion in marketing visuals to convey a consistent brand message across all channels;

•	Segmenting and leveraging our customer database to frequently communicate with our customers and tailor promotions to maximize customer satisfaction;

•	Using our MyPLACE Loyalty Rewards Program to drive customer engagement; and

•	Providing exclusive assortments in our e-commerce business to further expand the breadth of our offerings and brand recognition.
Low-Cost Global Sourcing
We design, source and contract to manufacture the substantial majority of The Children's Place branded products. We believe that this is essential to assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We are strengthening relationships with our most important vendors. Through these relationships and our extensive knowledge of low cost sourcing on a global scale, we are able to offer our customers high-quality products at value prices. We maintain a network of sourcing offices globally in order to communicate with our vendors efficiently and respond to changing business needs effectively. Our sourcing offices in Hong Kong and Shanghai have allowed us substantial access to the Greater Asia market, giving us access to a wide range of vendors. Our sourcing offices in India, Bangladesh and Vietnam, and contract associates on the ground in Greater Africa, Cambodia, Indonesia and other countries in which we source products, allow us to maintain and/or reduce our current merchandise costs by capitalizing on new sourcing opportunities while maintaining our product quality.
Merchandising Process
The strong collaboration between our cross functional teams in design, merchandising, sourcing and planning and allocation departments have enabled us to build our brand.
Design
The Design team gathers information from trends, color services, research and trade shows. Findings and concepts are presented to the Merchandising team.
Merchandising
Each quarter we develop seasonal strategies and the Merchandising team sets the strategies for future seasons.
Planning and Allocation
The Planning and Allocation organization works collaboratively with the Merchandising, Finance and Global Sourcing teams to develop annual and seasonal sales and margin plans to support our financial objectives and merchandising strategies.

Further, this team plans the flow of inventory to ensure that we are adequately supporting floor sets and key promotional periods. Special attention is paid to our store types, as they differ in capacity and layout.
Production, Quality Assurance and Social Compliance
During Fiscal 2015, we engaged approximately 118 independent vendors located primarily in Greater Asia. We continue to pursue global sourcing opportunities to support our inventory needs and to seek to control merchandise costs.
We contract for the manufacture of the substantial majority of the products we sell. We do not own or operate any manufacturing facilities. Increases in manufacturing costs negatively impact our business, and we seek to manage the risks of operational difficulties posed by contract manufacturers, including the availability of adequate manufacturing capacity, errors in complying with our product specifications, insufficient quality control processes, failures to meet production deadlines, worker and environmental safety concerns, and political and social instability in certain regions.
During Fiscal 2015, we purchased approximately 92% of our total merchandise directly without the aid of third party commissioned buying agents. We currently have one agency agreement with a commissioned independent agent for accessories who assists in sourcing, oversees production, provides quality inspection and ensures timely delivery of product. We will continue to evaluate the use of commissioned buying agents, but we expect that the substantial majority of our sourcing volume will continue to be managed through our own independent sourcing offices in China, Hong Kong, India, Bangladesh and Vietnam.
During Fiscal 2015, we sourced approximately 27% of our total goods from China, approximately 16% from Bangladesh, approximately 16% from Vietnam and approximately 12% from Indonesia. No other country accounted for 10% or more of our production.
We do not accept finished goods until each purchase order receives formal certification of compliance from our own quality assurance associates, agents, appointed third party inspectors or our certified/recognized auditors. Our product testing programs meet the testing protocols adopted under the CPSIA.
In addition to our quality assurance procedures, we administer a responsible sourcing program that seeks to protect our company and enhance our brand by continually providing guidance in-line with industry standards to our global vendors in their efforts to provide safe and otherwise appropriate working conditions for their employees. These efforts are part of an ongoing process to encourage the continued improvement by our vendors of factory working conditions, and ultimately, the lives of their employees who make our product. This is achieved through encouraging our vendors to comply with local legal regulations, as well as industry-standards and socially responsible business practices. The components of our program are as follows:

•
Vendor Code of Conduct - By formally acknowledging and agreeing to our code of conduct, our vendors affirm their commitment to integrate compliance with local law and industry standards into their manufacturing and sourcing practices. Topics covered by these standards include child labor, involuntary or forced labor, slavery and human-trafficking, coercion/harassment, discrimination, health and safety, compensation, working hours, freedom of association, environment, unauthorized subcontracting, security practices and undue influence of independent auditors.

•
Ongoing Auditing Program - We administer a factory auditing program staffed by our internal sourcing team and/or professional third party auditors who visit factory locations at least once a year on average to provide insight into general factory working conditions and other production characteristics in all factories that manufacture The Children's Place products. With this information, we can understand factories’ challenges, help the factories identify non-compliance with industry standards and offer guidance on corrective action plans for the factories to achieve better compliance, All factories that are approved for The Children’s Place production must undergo a social compliance audit prior to any orders being placed and at least once annually thereafter.

•
Corrective Action Plans - Following each social audit, a corrective action plan outlines any areas of non-compliance identified through the factory audit. Each factory is expected to develop a remediation plan and remediation timeline for any non-compliance found. Through follow-up social audits, we assess a factory’s progress in achieving its remediation plan. It is our preference to work with factories to remediate and achieve compliance rather than terminate our relationship; however, where there is serious non-compliance of critical standards, repeated non-compliance or failure of the factories to invest in continued improvement, we reserve the right to terminate our relationship.

•
Vendor Factory Engagement - Our responsible sourcing team provides guidance and training to vendors and factories in order to help vendors and factories improve compliance with industry standards. Our goal is to serve as a resource for vendors and factories as they develop and strengthen their capabilities to better manage the working conditions of their employees.

•
Worker Education and Community Investment - In some cases, we will provide support to factories that wish to implement worker training and community investment initiatives. We have encouraged factories to invest in health and nutrition education for their workers, which we have financially supported in factories in Bangladesh, China, India, Indonesia, and Vietnam.

Additionally, under our responsible sourcing program we monitor changes in local laws and other conditions (e.g., worker safety, workers' right of association and political instability) in the countries from which we source in order to identify and assess potential risks to our sourcing capabilities.
Company Stores
The following section highlights various store information for The Children's Place operated stores as of January 30, 2016.
Existing Stores
As of January 30, 2016, we operated a total of 1,069 The Children's Place stores in the United States, Canada and Puerto Rico, most of which are clustered in and around major metropolitan areas and our store at www.childrensplace.com. In addition, our international partners operated 102 international points of distribution in 16 countries. We operate 658 stores located in malls, 233 in strip centers, 136 in outlet centers and 42 in street locations. The following table sets forth the number of stores in each U.S. state, Puerto Rico and each Canadian province as of the current and prior fiscal year end:

	Number of Stores			Number of Stores
Location	January 30, 2016	January 31, 2015		January 30, 2016	January 31, 2015
United States & Puerto Rico			United States & Puerto Rico (continued)
Alabama	15	15	North Carolina	29	28
Arizona	19	19	North Dakota	4	4
Arkansas	9	8	Ohio	32	33
California	90	93	Oklahoma	8	8
Colorado	14	14	Oregon	7	8
Connecticut	13	13	Pennsylvania	41	43
Delaware	3	3	Rhode Island	2	3
District of Columbia	1	1	South Carolina	16	16
Florida	38	39	South Dakota	1	2
Georgia	32	31	Tennessee	20	21
Hawaii	1	2	Texas	89	91
Idaho	4	4	Utah	11	13
Illinois	37	39	Vermont	1	1
Indiana	18	19	Virginia	23	24
Iowa	10	10	Washington	13	13
Kansas	5	6	West Virginia	6	6
Kentucky	15	15	Wisconsin	13	13
Louisiana	16	16	Wyoming	2	2
Maine	4	5	Puerto Rico	11	13
Maryland	23	23	Total United States & Puerto Rico	937	963
Massachusetts	23	24
Michigan	20	19	Canada
Minnesota	12	13	Alberta	19	19
Mississippi	14	14	British Columbia	17	17
Missouri	18	18	Manitoba	4	4
Montana	2	2	New Brunswick	3	3
Nebraska	5	5	Nova Scotia	4	4
New Hampshire	6	6	Ontario	55	56
New Jersey	44	46	Prince Edward Island	1	1
New Mexico	6	6	Quebec	25	26
New York	83	85	Saskatchewan	3	3
Nevada	8	8	Newfoundland and Labrador	1	1
			Total Canada	132	134

			Total Stores	1,069	1,097

Store Concepts
At The Children's Place, our store concepts consist of “Tech2”, “Apple-Maple”, “Technicolor” and “Outlet” formats, as follows:
Tech2 - Our current Tech2 store format creates an open, brightly lit environment for customers. Tech2 features crisp white floor-wall fixtures to ensure the product is the focal point, using color to brand and create shop identifiers. Stores using our Tech2 store format cost us approximately 35% less to build than our prior Technicolor store format. The average store is approximately 4,100 square feet and as of January 30, 2016, approximately 46% of our stores used this concept.
Technicolor - This retired store format was significantly more expensive to design, build, maintain and staff than stores using the Tech2 format. The average store using the Technicolor format is approximately 4,900 square feet and as of January 30, 2016, approximately 20% of our stores were of this concept.

Apple-Maple - This retired store format features light wood floors, fixtures and trim. The average store size using this format is approximately 4,200 square feet and as of January 30, 2016, approximately 21% of our stores were of this concept.
Outlet - The average outlet store size using this format is approximately 7,100 square feet. As of January 30, 2016, approximately 13% of our stores were in this format. Our outlet stores are strategically placed within each market to provide a discount value alternative.
Fleet Optimization
As part of our store fleet optimization initiative, we plan to close approximately 200 underperforming stores through fiscal 2017, which includes the 32 stores we closed during Fiscal 2015, the 35 stores we closed in Fiscal 2014 and the 41 stores we closed during Fiscal 2013. The stores selected for closure underperformed the fleet average and do not meet our hurdle rates and other criteria. Our customer segmentation analysis helps us to better understand customer shopping habits at the store level in order to understand what our ideal store portfolio should look like. These closures should ultimately result in operating margin accretion due to sales transfer, low cost of exit and the elimination of the underperforming locations. In those markets where we have closed stores, we are seeing the neighboring stores along with the e-commerce business become more productive from both a Comparative Retail Sales and profitability perspective. These results further our commitment to executing this optimization program while dramatically slowing down new store openings.
We continuously review the performance of our store fleet. We base our decisions to open, close or remodel stores on a variety of factors, including lease terms, landlord negotiations, market dynamics and projected financial performance. When assessing whether to close a store, we also consider remaining lease life and current financial performance.
Internet Sales (“e-commerce”)
Our U.S. and International segments each include an e-commerce business located at www.childrensplace.com and e-commerce growth remains one of our top strategic priorities. We are committed to delivering a world class, end-to-end user experience to our customers from product assortment and website design to operations, fulfillment and customer service. We are further committed to delivering these experiences to our customers when, where and how they are looking to access the brand, accounting for cross-channel behavior, growth of mobile devices, and the growing interest in our brand from international audiences. As such, we will continue to make required investments in back-end infrastructure, as well as front-end technology to deliver on this commitment. We believe that the critical investments made in areas such as e-commerce infrastructure and mobile optimization as well as additional front-end website features have improved our customers' experience.
International Franchises and Wholesale
We continued our international expansion program with our franchise partners adding 29 additional international points of distribution (stores, shop in shops, e-commerce site) during Fiscal 2015 bringing our total count to 102, operating in 16 countries. During Fiscal 2015, in India we opened our first retail store, our first ever shop in shop location and also launched an e-commerce business with our partner Arvind Lifestyle Brands. We also announced a new partnership with El Palacio de Hierro to open free-standing stores and shop in shops in Mexico, and we opened our first shop in shop in Mexico during Fiscal 2015. We generate revenues from our franchisees from the sale of products and sales royalties. In our wholesale business, we expanded categories of merchandise available for distribution to our customers during Fiscal 2015.
Store Operations
The Children's Place U.S. store operations are organized into five regions. We employ two U.S. Zone Vice Presidents and one Canadian Vice President who oversee our operations of both Place and Outlet stores and to whom regional directors report. A regional director oversees a region and has between 13 and 14 district managers reporting to them. Each district manager is responsible for nine to 16 stores. Our stores are staffed by a store management team and sales associates, with additional part-time associates hired to support seasonal needs. Our store management teams spend a high percentage of their time on the store's selling floor providing direction, motivation, and development to store personnel. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures and controls. In order to motivate our store management, we offer a monthly incentive compensation plan that awards bonuses for achieving certain financial goals.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Quarterly net sales as a percentage of full year
Fiscal 2015	23.5%	21.2%	26.4%	28.9%
Fiscal 2014	23.3%	21.8%	27.7%	27.2%

Quarterly operating income (loss) as a percentage of full year
Fiscal 2015	25.8%	(22.3)%	64.0%	32.6%
Fiscal 2014	25.1%	(20.6)%	69.8%	25.8%
____________________________________________
 Table may not add due to rounding.

For more information regarding the seasonality of our business, refer to Item 7.-Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results and Seasonality.
Marketing
The Children's Place is a well recognized brand, with a trend right offering and a compelling value proposition. We attempt to build on our brand recognition through a multi-channel marketing campaign that aligns store front windows, in-store marketing, internet marketing, and our customer loyalty program. Our direct marketing program utilizes both on and off-line channels.
We promote customer loyalty through a loyalty rewards program called MyPLACE Rewards. At the end of Fiscal 2015, our MyPLACE Rewards loyalty program had 7.9 million members who accounted for approximately 67% of sales. We also promote customer loyalty through our private label credit card. Our card is issued to our customers for use exclusively at The Children's Place stores and online at www.childrensplace.com, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Approximately 11% of our net sales during Fiscal 2015 were transacted using our private label credit card. In Fiscal 2015, we entered into an agreement with a new private label credit card provider, with the transition to the new provider expected to occur during Fiscal 2016. The Company also anticipates transitioning to a new customer loyalty program in Fiscal 2016. We promote affinity and loyalty through our marketing programs by utilizing specialized incentive programs.
Distribution
In the United States we own and operate a 700,000 square foot distribution center in Alabama which supports both U.S. retail store operations and U.S. e-commerce operations. In Canada we operate a 95,000 square foot distribution center in Ontario for our Canadian retail store operations. We also use a third-party provider to support our Canadian e-commerce operations. On occasion, we may utilize additional facilities to support seasonal warehousing needs. We also use a third-party provider of warehousing and logistics services in Malaysia to support our international franchise business.
Competition
The children's apparel, footwear and accessories retail markets are highly competitive. Our primary competitors are specialty stores and mass merchandisers, including Target Corporation and GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Justice (a division of The Ascena Retail Group, Inc.), Carter's, Inc., J.C. Penney Company, Inc., Kohl's Corporation and other department stores, as well as other discount stores such as Walmart Stores, Inc. We also compete with regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores.
Trademarks and Service Marks
“The Children's Place,” “babyPLACE,” “Place” and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office and in Canada and other foreign countries. The registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in other countries where we source our products and where we have established and anticipate establishing franchising operations. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.
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

Virtually all of our merchandise is manufactured by third-party factories located outside of the United States.  These products are imported and are subject to U.S. and Canadian customs laws, which impose tariffs, anti-dumping and countervailing duties on certain imported products, including textiles, apparel, footwear and accessories.  We currently are not restricted by any such duties in the operation of our business.  In addition, custom duties and tariffs do not comprise a material portion of the cost of our products.
Employees
As of January 30, 2016, we had approximately 15,300 employees, approximately 1,400 of whom were based at our corporate offices and distribution centers, approximately 2,100 of whom were full-time store employees and approximately 11,800 of whom were part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
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
Numerous factors affect our Comparable Retail Sales and quarterly results, including unseasonable weather conditions, merchandise assortment, retail prices, fashion trends, mall traffic, number of visits to our e-commerce site, the retail sales environment, calendar shifts of holidays or seasonal periods, birth rate fluctuations, timing of promotional events, fluctuations in currency exchange rates, macro-economic conditions and our success in executing our business strategies.

Unseasonable weather, for example, warm weather in the winter or cold weather in the spring over an extended period of time, or the occurrence of frequent or severe storms, adversely affect our sales and therefore our Comparable Retail Sales. The nature of our target customer heightens the effects of bad weather on our sales. Our target customer is a value conscious, lower to middle income mother buying for infants and children based on need rather than based on fashion, trend or impulse. Therefore, for example, our target customer will not purchase warm weather spring clothing during an extended period of unseasonably cold weather occurring in what otherwise should be warmer weather months.
Our Comparable Retail Sales and quarterly results have fluctuated significantly in the past due to the factors cited above, and we anticipate that they will continue to fluctuate in the future, particularly in the current difficult and highly competitive retail environment and continued weak economic conditions affecting our target customer, which may result in declines or delays in consumer spending. The investment community follows Comparable Retail Sales and quarterly results closely and fluctuations in these results, or the failure of our results to meet investor expectations, may have a significant adverse effect on the price of our common stock.
We may not be able to successfully execute our business strategies.
Our strategic initiatives involve the transformation of our business systems, including to augment our digital and omni-channel capabilities to optimize of our inventory buys and allocations, to expand our channels of distribution and geographical coverage, and to optimize our North American retail store fleet. Our failure to properly execute our plans, delays in executing our plans or failure to identify alternative strategies could have a material adverse effect on our financial position, results of operations and cash flows.
During Fiscal 2016, we will continue to implement and refine our systems transformation initiatives designed to increase sales and profitability. These initiatives include the continued development and implementation of our digital capabilities. This includes upgrades to our e-commerce website and mobile site to provide advanced functionality and enhancements to our CRM capabilities designed to increase customer acquisition, retention and engagement. Our digital initiatives are also critical to our omni-channel strategy as we continue to refine our distributed order management system which will enable us to implement cross channel fulfillment. Our inventory management initiatives will also be ongoing in Fiscal 2016, such as the refinement of our assortment planning tool to optimize our overall buys and better match the breadth of our assortment of merchandise with the depth of inventory, and our allocation and replenishment tool which permits the allocation of merchandise to stores closer to need, increasing our allocation frequency and lowering our average units allocated per allocation cycle. All of these initiatives require the execution of complex projects involving significant systems and operational changes which place significant demands on our management and our information and other systems. Our ability to successfully implement and capitalize on those projects is dependent on management’s ability to manage these projects effectively and implement and operate them successfully. If we fail to implement these projects effectively or we experience significant delay or cost overruns, we may not realize the return on our investments that we anticipate, and our business, financial position, operating results and cash flows could be materially adversely affected.
During Fiscal 2016, we plan to drive additional growth through our international and wholesale distribution channels. Consumer demand, behavior, taste and purchasing trends may differ in international markets and/or in the distribution channels through which our wholesale customers sell products and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may also face difficulties integrating foreign business operations and/or wholesaling operations with our current sourcing, distribution, information technology systems and other operations. Any of these challenges could hinder our success in new markets or new distribution channels. There can be no assurance that we will successfully complete any planned expansion or that any new business will be profitable or meet our expectations.
During Fiscal 2016, we will continue our store fleet optimization program, which is intended to increase profitability on our existing retail store fleet. Currently, it is planned that this program will close approximately 200 underperforming retail stores through fiscal 2017, which include 32 retail stores we closed in Fiscal 2015, 35 retail stores we closed in Fiscal 2014 and 41 retail stores we closed in Fiscal 2013. Failure to properly identify or measure underperforming retail stores, failure to achieve anticipated sales transfer rates among closed stores, on the one hand, and remaining retail stores in a geographic region and/or e-commerce sales, on the other hand, and failure to properly identify and analyze customer segmentation and spending patterns could have a material adverse effect on our financial position, results of operations and cash flows. In addition, pursuant to generally accepted accounting principles, we are required to recognize an impairment charge when circumstances indicate that the carrying value of long-lived assets may not be recoverable. If a determination is made that the asset’s carrying value of a long-lived asset is not recoverable over its estimated useful life, the asset is written down to its estimated fair value. We have recognized impairment charges of $2.4 million in Fiscal 2015, $11.1 million in Fiscal 2014 and $29.6 million in Fiscal 2013.
Any of the above risks, individually or in aggregation, could negatively impact our financial position, results of operations and cash flows.

A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could adversely affect our business.
As part of normal operations, we and our third party vendors and partners, receive and maintain confidential and personally identifiable information about our customers and employees, and confidential financial, intellectual property and other information. We regard the protection of our customer, employee, and company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing requirements. Despite our efforts and technology to secure our computer network and systems, a cybersecurity breach or vandalism, whether targeted, random, or inadvertent, and whether at the hands of cyber criminals, hackers, rogue employees or other persons, may occur and could go undetected for a period of time, resulting in a material disruption of our computer network, a loss of information valuable to our business, including without limitation customer or employee personally identifiable information, and/or theft.   A similar breach to the computer networks and systems of our third party vendors and partners may occur, leading to a material disruption of our computer network, a decrease in e-commerce sales and/or a loss of information valuable to our business, including without limitation customer or employee personally identifiable information. Such a cyber incident could result in any of the following:
•theft, destruction, loss, misappropriation or release of confidential financial and other data, intellectual property or customer or employee information, including personally identifiable information such as payment card information, email addresses, passwords, social security numbers, home addresses or health information;
•operational or business delays resulting from the disruption of our computer network and subsequent material clean-up and mitigation costs and activities;
•negative publicity resulting in substantial reputation or brand damage with our customers, partners or industry peers;
•loss of sales, including those generated through our e-commerce website; and
•governmental enforcement actions and /or class action and other lawsuits
Our systems and procedures are required to meet the Payment Card Industry ("PCI") data security standards, which require periodic audits by independent third parties to assess compliance. Failure to comply with the security requirements or rectify a security issue may result in substantial fines and the imposition of material restrictions on our ability to accept payment by credit or debit cards. There can be no assurance that we will be able to satisfy PCI security standards or to identify security issues in a timely fashion. In addition, PCI is controlled by a limited number of vendors who have the ability to impose changes in PCI's fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses.
Any of the above risks, individually or in aggregation, could substantially damage our reputation and result in lost sales, fines, and/or class action and other lawsuits, which in turn could have a material adverse effect on our financial position, results of operations and cash flows. Although we carry cybersecurity insurance, in the event of a cyber incident, that insurance may not be extensive enough or adequate in amount to cover damages we may incur. Further, a significant breach of federal, state, provincial, local or international privacy laws could have a material adverse effect on our reputation, financial position, results of operations and cash flows.
A material disruption in, failure of, or inability to upgrade, our information technology systems could materially adversely affect our business, financial position or results of operations and cash flows.
We rely heavily on various information systems to manage our complex operations, including our online business, management of our supply chain, merchandise assortment planning, inventory allocation and replenishment, order management, point-of-sale processing in our stores, gift cards, our private label credit card, and various other processes and transactions. We continue to evaluate and implement upgrades and changes to our IT systems. In addition, we will be upgrading our IT systems in connection with our transition to a new private label credit card provider, with the transition to the new provider expected to occur in the second half of Fiscal 2016. Implementing upgrades and changes to our IT systems carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, implementation delays, disruption of operations, failure to implement appropriate security measures, lower customer satisfaction resulting in lost customers or sales, inability to deliver the optimal level of merchandise to our stores in a timely manner, inventory shortages, inventory levels in excess of customer demand, inability to meet the demands of our international franchise partners or our wholesale and retail customers, and the potential inability to meet reporting requirements. In addition, any disruptions or malfunctions affecting our current or new information systems could cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible. Further, there is no assurance that a successfully implemented system will deliver or continue to deliver any anticipated sales or margin improvements or other benefits to us. Risks associated with our information technology systems include:

•risks associated with the failure of our information technology systems due to inadequate system capacity, security breaches, computer viruses, human error, changes in programming, system upgrades or migration of these services to new systems;
•natural disasters or adverse weather conditions;
•disruptions in telephone service or power outages;
•reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers;
•rapid technology changes; and
•consumer privacy and information security concerns and regulation.
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
Our business could be negatively affected as a result of actions of activist shareholders, and such activism could cause us to incur substantial costs, and divert management's attention and resources.
Certain activist shareholders have made, or may in the future make, strategic proposals, suggestions or requested changes concerning the Company's operations, strategy, governance, management, businesses or other matters. Responding to actions by activist shareholders is costly and time-consuming, is disruptive to our operations and diverts the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. The perceived uncertainties as to our future direction also could affect the market price and volatility of our common stock.  We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing, and any such matters may materially impact the value of the Company's common stock and could have a material adverse effect on our financial position, results of operations and cash flows.
We depend on our relationships with unaffiliated manufacturers, transportation companies, and independent agents. Our inability to maintain relationships with any of these entities, or the failure of any of their businesses, could adversely affect our business and results of operations.
We do not own or operate any manufacturing facilities, and therefore, are dependent upon independent third parties for the manufacture of all of our products. Most of our products are currently manufactured to our specifications, pursuant to purchase orders, by approximately 118 independent manufacturers located primarily in Greater Asia. In Fiscal 2015, we sourced approximately 27% of our total goods from China, approximately 16% from Bangladesh, approximately 16% from Vietnam and approximately 12% from Indonesia. No other country accounted for 10% or more of our production. We have no exclusive or long-term contracts with our manufacturers. We compete with other companies for manufacturing facilities, many of which have greater financial resources than we have or pay a higher unit price than we do. If an existing manufacturer of merchandise must be replaced for any reason, we will have to find alternative sources of manufacturing or increase purchases from our other third-party manufacturers, and there is no assurance we will be able to do so or do so on terms that are acceptable to us.
We have significantly reduced the use of commissioned buying agents to the point where we only use one commissioned agent for the sourcing of select product categories. Although we believe that we have the in-house capability to more efficiently source substantially all of our purchases, our inability to do so, or our inability to find adequate sources to support our current needs for merchandise and future growth, could have a material adverse effect on our business, financial position, results of operations and cash flows.
The failure of our third-party manufacturers which we do not control to adhere to local law, industry standards and practices generally accepted as ethical in the United States in the areas of worker safety (e.g. fire safety and building codes), worker rights of association, and social compliance and health and welfare could result in accidents and practices that cause disruptions or delays in production and/or substantial harm to our reputation, either of which could have a material adverse effect on our business, financial position, results of operations and cash flows.
Our merchandise is shipped directly from manufacturers through third parties to our distribution and fulfillment centers, our stores, our e-commerce customers and our international franchise partners and wholesale customers. Our operating results depend in large part on the orderly, timely and accurate operation of our receiving and distribution process, which depends, in part, on our manufacturers' adherence to shipping schedules and our third party providers’ effective management of our domestic and international distribution facilities and capacity. Furthermore, it is possible that events beyond our control, such as political unrest, a terrorist or similar act, military action, strike, weather patterns, natural disaster, continuing government spending cuts or other disruption impacting the countries that we source from, could result in delays in delivery of merchandise to our distribution centers or our stores, international franchise partners and wholesale customers, or the fulfillment of e-commerce orders to our customers, or require us to incur additional costs in air freight to ensure timely delivery. Any such event could have a material adverse effect on our business, financial position, results of operations and cash flows.
If our internal agents, independent agents, principal manufacturers or freight operators experience negative financial consequences, our inability to use or find substitute providers to support our manufacturing and distribution needs in a timely manner could have a material adverse effect on our business, financial position, results of operations and cash flows.
Because we purchase our products internationally and from unaffiliated manufacturers, our business is sensitive to risks associated with international business and the lack of control of independent manufacturers.
Virtually all of our merchandise is purchased from foreign suppliers, including approximately 27% from China, approximately 16% from Bangladesh, approximately 16% from Vietnam and approximately 12% from Indonesia. As a result, we are subject to various risks of doing business in foreign markets and importing merchandise from abroad, such as:
•foreign governmental regulations, including but not limited to changing requirements with regard to product safety, product testing, employment, taxation and language preference in course of dealing;
•the failure of an unaffiliated manufacturer to comply with local laws or ethical business practices, including concerning labor, health and safety and environmental matters;
•financial or political instability;
•the rising cost of doing business in particular countries, including China
•fluctuation of the U.S. dollar against foreign currencies;
•pressure from non-governmental organizations;
•customer acceptance of foreign produced merchandise;
•developing countries with less infrastructure;
•new legislation relating to import quotas or other restrictions that may limit the import of our merchandise;
•changes to, or repeal of, trade agreements and/or trade legislation;
•new tariffs or imposition of duties, taxes, and other charges on imports;
•significant delays in the delivery of cargo due to port security considerations, political unrest or weather conditions;
•disruption of imports by labor disputes (e.g., including at ports in the U.S.) and local business practices;
•regulations under the United States Foreign Corrupt Practices Act; and
•increased cost of transportation.
In an attempt to mitigate the above risks within any one country, we maintain relationships with many manufacturers in various countries. In order to maintain and/or reduce the cost of our merchandise, we have reduced and will continue to reduce production in China and have moved and will continue to move production into other developing countries. We cannot predict the effect that this, or the other factors noted above, in another country from which we import products could have on our business. If any of these factors rendered the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources ceased doing business with us or we cease doing business with them for any reason and we were unable to find alternative sources of supply, we could experience a material adverse effect on our business, financial position, results of operations and cash flows.
Our vendor guidelines and code of conduct promote compliance with applicable law and ethical business practices. We monitor our vendor’s practices; however we do not control these independent manufacturers, their labor practices, their health and safety practices, or from where they buy their raw materials. Any violation of labor, health, environmental, safety (e.g. fire or building codes) or other laws by any of the independent manufacturers we use or any divergence of an independent manufacturer's labor practices from standards generally accepted as ethical in the United States and Canada could damage our reputation and could have a material adverse effect on our business, negatively impacting our financial position, results of operations and cash flows.

We may experience disruptions at ports used to export or import our products from Asia and other regions.
We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are exported or imported, we and our vendors may have to ship some or all of our products from Asia and other regions by air freight or to alternative shipping destinations in the United States. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be reduced. Similarly, shipping to alternative destinations in the United States could lead to increased costs for our products. A disruption at ports (domestic or abroad) through which our products are exported or imported could have a material adverse effect on our financial position, results of operations and cash flows.
We may suffer adverse business consequences if we are unable to anticipate, identify and respond to merchandise trends, marketing and promotional trends, changes in technology, or customer shopping patterns.
The apparel industry is subject to rapidly changing fashion trends and shifting consumer preferences. Our success depends in part on the ability of our design and merchandising team to anticipate and respond to these changes and our global sourcing team to source from vendors that produce merchandise which has a compelling quality and value proposition for our customers. Our design, manufacturing and sourcing process generally takes up to one year, during which time fashion trends and consumer preferences may further change. If we miscalculate either the demand for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which could have a material adverse effect on our financial position, results of operation and cash flows.
Fluctuations in the prices of raw materials, labor and energy could result in increased product and/or delivery costs.
Increases in the price of raw materials, including cotton and other materials used in the production of fabric and accessories, as well as volatility and increases in labor and energy costs, could result in significant cost increases for our products as well as their distribution to our distribution centers, retail locations, international franchise partners and wholesale and retail customers. To the extent we are unable to offset any such increased costs through value engineering or price increases, such increased costs could have a material adverse effect on our net sales, financial position, results of operations and cash flows.
Profitability and our reputation could be negatively impacted if we do not adequately forecast the demand for our products and, as a result, create significant levels of excess inventory or insufficient levels of inventory.
If we do not adequately forecast demand for our products and inventory purchases, we could experience increased costs and lower selling prices due to a need to dispose of excess inventory. In addition, if we forecast demand for our products that is lower than actual demand, we may experience insufficient levels of inventory, which could have a material adverse effect on our net sales, financial position, results of operations and cash flows.
Our success depends upon the service and capabilities of our management team. Changes in management or in our organizational structure, or inadequate management, could have a material adverse effect on our business.
Our success is dependent on retaining key individuals within the organization to execute the Company’s strategic plans. Leadership changes can be inherently difficult to manage and may cause disruption to our business or management team. Senior level management establishes the “tone at the top” by which an environment of ethical values, operating style and management philosophy is fostered. Changes in senior management could lead to an environment that lacks inspiration and/or a lack of commitment by our employees, which could have a material adverse effect on our business.
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
The cost of compliance with current requirements and any future requirements of the CPSC, Health Canada or other federal, state, provincial or international regulatory authorities, consumer product safety laws, including initiatives labeled as

“green chemistry” and regulatory testing, certification, packaging, labeling and advertising and reporting requirements, or changes to existing laws could have a material adverse effect on our financial position, results of operations and cash flows. In addition, any failure to comply with such requirements could result in significant penalties, require us to recall products and harm our reputation, any or all of which could have a material adverse effect on our business, reputation, and financial position, results of operations and cash flows.
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
The successful operation of our e-commerce business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and our fulfillment operations, and on our ability to provide a shopping experience that will generate orders and return visits to our site. Risks associated with our e-commerce business include:
•risks associated with the failure of the computer systems that operate our website including, among others, inadequate system capacity, security breaches, computer viruses, human error, changes in programming, system upgrades or migration of these services to new systems;
•disruptions in telephone service or power outages;
•reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers;
•rapid technology changes;
•credit card fraud;
•the diversion of sales from our physical stores;
•natural disasters or adverse weather conditions;
•changes in applicable federal and state regulations;
•negative reviews on social media;
•liability for online content; and
•consumer privacy and information security concerns and regulation.
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
Our U.S. distribution center is located in Fort Payne, Alabama. This facility handles all of our warehousing and store fulfillment activities in the U.S., as well as the fulfillment of all of our e-commerce orders in the U.S. Our Canadian distribution center is located in Mississauga, Ontario, Canada. We also use a third-party provider, also located in Mississauga, to support our Canadian e-commerce operations. These Ontario facilities handle all of our warehousing, store and e-commerce fulfillment activities in Canada. Our international franchise partners receive the majority of shipments of merchandise from our third-party warehouse provider located in Greater Asia. On occasion, we may utilize additional facilities to support our seasonal warehousing needs. Damage to, or prolonged interruption of operations at, any of these facilities due to a work stoppage, weather conditions such as a tornado, hurricane or flood, other natural disaster, or other event could have a material adverse effect on our financial condition, results of operations and cash flows.
We face significant competition in the retail industry, which could impact our ability to compete successfully against existing or future competition.
The children's apparel retail market is highly competitive and we face heightened price and promotional competition. We compete in substantially all of our markets with Target Corporation and GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Justice (a division of The Ascena Retail Group, Inc.), Carter's, Inc., J.C. Penney Company, Inc., Kohl's Corporation and other department stores, as well as other discount stores such as Walmart Stores, Inc. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in virtually all of the areas in which we have stores. Internet only retailers operate at a lower cost and do not incur the geographical limitations suffered by traditional brick and mortar stores, giving Internet only retailers a competitive advantage to and imposing significant pricing pressure on brick and mortar stores. In addition, our e-commerce store may divert sales from our brick and mortar stores, cannibalizing sales results at our brick and mortar stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing and other resources than we have. Increased competition, declining birth rates, increased promotional activity and continuing economic pressure on value seeking consumers could also impact our ability to compete successfully. We may not be able to continue to compete successfully against existing or future competition.
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
Our ability to fund our ongoing operations, planned capital expenditures, share repurchase programs, payment of dividends and debt service requirements will depend on our ability to generate cash flows. Our cash flows are dependent on many factors, including:
•seasonal fluctuations in our net sales and net income, which typically are lowest in the second fiscal quarter;
•the timing of inventory purchases for upcoming seasons, particularly in the second fiscal quarter as our sales are lowest and we are purchasing merchandise for the back-to-school season;
•vendor, other supplier and agent terms and related conditions, which may be less favorable to us as a smaller company in comparison to larger companies; and
•general business conditions, economic uncertainty or slowdown, including the continuing weakness in the overall economy.
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

In addition, at January 30, 2016, approximately $171.7 million, or 92%, of our cash was held in foreign subsidiaries. Because all of our earnings in these foreign subsidiaries are considered permanently reinvested, any repatriation of cash from them would require the accrual and payment of U.S. federal and certain state taxes, which would negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without material adverse tax consequences. In addition, these funds are subject to foreign currency exchange rate fluctuations, which if these rates should move unfavorably, could cause a material decrease in available funds.
A wide variety of factors can cause a decline in consumer confidence and spending which could have an adverse effect on the apparel industry and our operating results.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary and weak economic periods and also may decline at other times. This is particularly true with our target customer who is a value conscious, lower to middle income mother buying for infants and children based on need rather than based on fashion, trend or impulse. High unemployment levels, increases in tax rates, declines in real estate values, availability of credit volatility in the global financial markets and the overall level of consumer confidence have negatively impacted the level of consumer spending for discretionary items. This has and continues to adversely affect our business as it is dependent on consumer demand for our products. In North America, we have experienced a decrease in customer traffic, including at shopping malls, and a highly promotional environment. If the macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings which could materially adversely affect our financial position, results of operations and cash flows.
In addition to the economic environment, there are a number of other factors that could contribute to reduced customer traffic and/or reduced levels of consumer spending, such as actual or potential terrorist acts, natural disasters, and severe weather. These occurrences create significant instability and uncertainty in the United States and elsewhere in the world, causing consumers to defer purchases or to not shop in retail stores in shopping malls, or preventing our suppliers and service providers from providing required services or materials to us. These factors could materially adversely affect our financial position, results of operations and cash flows.
Our profitability may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, the highly promotional retail environment and changes in consumer demand. If these factors cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, our profitability could decline. This could have a material adverse effect on our financial position, results of operations and cash flows.
Changes in federal, state or local law, our failure to comply with such laws, or litigation involving such laws could increase our expenses and expose us to legal risks and liability.
Changes in regulatory areas, such as privacy and information security, product safety, trade, consumer credit, healthcare or environmental protection, among others, could cause our expenses to increase. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour, accessibility, privacy and information security, product safety, or pricing, advertising and marketing laws, we could be subject to legal and reputational risk, including government enforcement action and class action civil litigation, which could have a material adverse effect on our financial position, results of operations and cash flows. Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate and/or subject us to significant penalties and interest.
Legislative or regulatory changes that impact our relationship with our workforce, such as minimum wage requirements, could increase our expenses and adversely affect our operations. None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various locations. There is no assurance that our employees will not unionize in the future.
If our landlords should suffer financial difficulty or if we are unable to successfully negotiate acceptable lease terms, it could have an adverse effect on our business and results of operations and cash flows.
Currently, approximately 62% of our stores are located in malls, approximately 21% are located in strip centers, approximately 13% are located in outlet centers and approximately 4% are located in street locations. If any of our landlords should suffer financial difficulty, it could render them unable to fulfill their duties under our lease agreements. Such duties include providing a sufficient number of mall co-tenants, common area maintenance, utilities, and payment of real estate taxes. While we have certain remedies under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities could have a material adverse effect on our financial position, results of operations and cash flows.
The leases for a substantial number of our retail stores are for initial terms of 10 years. If we are unable to continue to negotiate acceptable lease and renewal terms, it could have a material adverse effect on our financial position, results of operations and cash flows.
Tax matters could impact our results of operations and financial condition.
We are subject to income taxes in the United States and foreign jurisdictions, including Canada and Hong Kong. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations, financial condition and cash flows in future periods. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service, Canada Revenue Agency and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our financial position, results of operations and cash flows.
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
Legislative actions and new accounting pronouncements could result in us having to increase our administrative expenses to remain compliant and could have other adverse affects.
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

ITEM 1B.-UNRESOLVED STAFF COMMENTS
None.

ITEM 2.-PROPERTIES
We lease all of our existing store locations in the United States, Puerto Rico and Canada, with lease terms expiring through 2026. The average unexpired lease term for our stores is approximately 4.1 years in the United States (including Puerto Rico) and approximately 4.8 years in Canada. The leases for most of our existing stores are for initial terms of 10 years and provide for contingent rent based upon a percentage of sales in excess of specific minimums. We anticipate that we will be able to extend those leases which we wish to extend on satisfactory terms as they expire, or relocate to desirable locations.

The following table sets forth information with respect to our non-store locations as of January 30, 2016:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
Fort Payne, AL (1)	Warehouse Distribution Center	700,000	Owned
Ontario, Canada (2)	Warehouse Distribution Center	95,000	4/30/2019
500 Plaza Drive, Secaucus, NJ (3)	Corporate Offices	200,000	5/31/2029
Hong Kong, China (3)	Product Support	28,000	4/30/2018
Shanghai, China (3)	Product Support	2,200	8/10/2016
Gurgaon, India (3)	Product Support	11,000	5/14/2018
Dhaka, Bangladesh (3)	Product Support	5,000	1/19/2019
Ho Chi Minh City, Vietnam (3)	Product Support	2,000	12/31/2016
____________________________________________

(1)	Supports The Children's Place U.S. stores and e-commerce business.

(2)	Supports The Children's Place Canadian stores.

(3)	Supports both The Children's Place U.S. stores, our e-commerce business, The Children's Place Canadian stores and our international franchisees.

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

	High	Low
2015
First Quarter	$64.19	$55.69
Second Quarter	69.01	57.90
Third Quarter	61.59	53.20
Fourth Quarter	65.10	47.25

2014
First Quarter	$55.10	$47.25
Second Quarter	51.30	45.49
Third Quarter	54.38	47.07
Fourth Quarter	63.65	47.75
On March 22, 2016, the last reported sale price of our common stock was $80.21 per share, the number of holders of record of our common stock was approximately 50 and the number of beneficial holders of our common stock was approximately 8,000.
The Company's Board of Directors has authorized the following share repurchase programs: (1) $100.0 million on November 26, 2012 (the “2012 Share Repurchase Program”); (2) $100.0 million on March 3, 2014 (the “2014 Share Repurchase Program”); (3) $100.0 million on January 7, 2015 (the “2015 Share Repurchase Program”); and (4) $250.0 million on December 8, 2015 (the “2015 $250 Million Share Repurchase Program”). The 2012 Share Repurchase Program and 2014 Share Repurchase Program have been completed. At January 30, 2016, there was approximately $270.8 million remaining on the 2015 Share Repurchase Program and the 2015 $250 Million Share Repurchase Program. Under the 2015 Share Repurchase Program and the 2015 $250 Million Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
Additionally, in March 2014, our Board of Directors instituted the payment of a quarterly cash dividend and during Fiscal 2015 and Fiscal 2014 we paid cash dividends of $12.2 million and $11.5 million, respectively. The Board of Directors authorized a quarterly cash dividend of $0.20 per share to be paid on April 28, 2016 to shareholders of record on the close of business on April 7, 2016. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.
 The following table provides a summary of our cash dividends paid by quarter during Fiscal 2015:

	Fiscal Year Ended January 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2015
Cash dividends declared and paid per common share	$0.1500	$0.1500	$0.1500	$0.1500	$0.60

Cash dividends paid (in thousands)	$3,130	$3,069	$3,033	$2,985	$12,217
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

	Fiscal Year Ended
	January 30, 2016		January 31, 2015
	Shares	Value	Shares	Value
Share repurchases related to (1):
2012 Share buyback program	—	—	282	14,671
2014 Share buyback program	640	39,791	1,189	60,209
2015 Share buyback program	1,338	79,274	—	—
Withholding taxes	30	1,828	22	1,249
Shares acquired and held in treasury	4	257	2	107

(1)	Subsequent to January 30, 2016 and through March 22, 2016, we repurchased an additional 0.3 million shares for approximately $22.3 million.
The following table provides a month-to-month summary of our share repurchase activity during the 13 weeks ended January 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
11/1/15-11/28/15 (1)	114,276	$50.82	112,138	$303,335
11/29/15-1/2/16 (2)	311,672	54.01	311,650	286,504
1/3/16-1/30/16 (3)	252,691	62.29	252,485	270,776
Total	678,639	$56.55	676,273	$270,776

(1)
Includes 1,008 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 1,130 shares withheld to cover taxes in conjunction with the vesting of a stock award.

(2) Includes 22 shares withheld to cover taxes in conjunction with the vesting of a stock award.

(3)	Includes 206 shares withheld to cover taxes in conjunction with the vesting of a stock award.
Equity Plan Compensation Information
On May 20, 2011, our shareholders approved the 2011 Equity Incentive Plan (the "2011 Equity Plan"). Upon adoption of the 2011 Equity Plan, we ceased issuing awards under the 2005 Equity Incentive Plan (together with the 1997 Stock Option Plan, the "Prior Plans"). The following table provides information as of January 30, 2016, about the shares of our Common Stock that may be issued under our equity compensation plans.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A)) (2)
Equity Compensation Plans Approved by Security Holders	15,000	$29.05	605,499
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	15,000	$29.05	605,499
____________________________________________

(1)	Amount consists of 15,000 shares issuable under our 2005 Equity Incentive Plan.

(2)	Includes shares forfeited or withheld to cover taxes related to awards granted under the Prior Plans, which are available for future issuances under the 2011 Equity Plan.

Performance Graph
The following graph compares the cumulative stockholder return on our common stock with the return on the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade. The graph assumes that $100 was invested on January 29, 2011 in each of our common stock, the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and the CRSP Total Return Index for the NASDAQ Retail Trade.
The table below sets forth the closing price of our Common Stock and the closing indices for the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade on the last day of each of our last six fiscal years.

	2010	2011	2012	2013	2014	2015
The Children's Place---"PLCE"	42.270	50.050	49.530	52.670	59.950	65.100
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	742.933	1,011.628	1,163.278	1,518.350	1,736.188	1,763.447
CRSP Total Return Index for the NASDAQ Retail Trade	577.479	699.415	827.442	912.911	1,111.523	1,126.735
The table below assumes that $100 was invested on January 29, 2011 in each of our common stock, CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade.

	2010	2011	2012	2013	2014	2015
The Children's Place---"PLCE"	100.000	118.410	117.180	124.60	143.26	157.13
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	100.000	107.250	123.530	161.35	184.81	188.12
CRSP Total Return Index for the NASDAQ Retail Trade	100.000	121.130	143.290	158.07	192.48	195.12

ITEM 6.-SELECTED FINANCIAL DATA
We are the largest pure-play children's specialty apparel retailer in North America. As of January 30, 2016, we operated 1,069 The Children's Place stores across North America and an online store at www.childrensplace.com. The following table sets forth certain historical financial and operating data for the Company. The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended January 30, 2016. The information contained in this table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and notes thereto included elsewhere herein.

	Fiscal Year Ended (1)
Statement of Operations Data (in thousands, except per share and square footage data):	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$1,725,777	$1,761,324	$1,765,789	$1,809,486	$1,715,862
Cost of sales	1,100,645	1,139,024	1,110,268	1,118,046	1,056,213
Gross profit	625,132	622,300	655,521	691,440	659,649
Selling, general and administrative expenses	469,898	470,686	485,653	510,918	477,425
Asset impairment charges (2)	2,371	11,145	29,633	2,284	2,208
Other costs (income) (3)	98	(68)	(906)	11,088	—
Depreciation and amortization	62,685	60,494	64,858	77,435	74,573
Operating income	90,080	80,043	76,283	89,715	105,443
Interest income (expense), net	(698)	(168)	265	(20)	(690)
Income before income taxes	89,382	79,875	76,548	89,695	104,753
Provision for income taxes	31,498	22,987	23,522	26,452	30,408
Net income	57,884	56,888	53,026	63,243	74,345

Diluted income per common share	$2.80	$2.59	$2.32	$2.61	$2.90

Cash dividends declared and paid per common share (4)	$0.60	$0.53	—	—	—

Selected Operating Data for Continuing Operations:
Number of Company operated stores open at end of period	1,069	1,097	1,107	1,095	1,049
Comparable retail sales increase (decrease)	0.4%	0.4%	(2.8)%	2.0%	(2.5)%
Average net sales per store (5)	$1,318	$1,316	$1,354	$1,393	$1,492
Average square footage per store (6)	4,666	4,675	4,704	4,791	4,903
Average net sales per square foot (7)	$282	$280	$285	$300	$299

Balance Sheet Data (in thousands):
Working capital (8)	$306,286	$334,812	$357,971	$353,729	$357,373
Total assets	897,948	958,618	990,630	923,410	866,252
Long-term debt	—	—	—	—	—
Stockholders’ equity	527,793	589,118	616,778	620,949	624,969
____________________________________________

(1)	The period ending February 2, 2013 was a 53-week year. All other periods presented were 52-week years.

(2)
Asset impairment charges generally relate to the write-off of fixed assets related to underperforming stores. In Fiscal 2013, asset impairment charges also included the write-off of obsolete systems of $9.1 million.

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

ITEM 7.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our audited financial statements and notes thereto included in Part IV, Item 15.-Exhibits and Financial Statement Schedules. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A-Risk Factors.
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children's Place”, “we”, “us”, “our” and similar terms refer to The Children's Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in our management's discussion and analysis of financial condition and results of operations are defined as follows:

•	Fiscal 2015 - The fifty-two weeks ended January 30, 2016

•	Fiscal 2014 - The fifty-two weeks ended January 31, 2015

•	Fiscal 2013 - The fifty-two weeks ended February 1, 2014

•	Fiscal 2016 - Our next fiscal year representing the fifty-two weeks ending January 28, 2017

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

•	GAAP - U.S. Generally Accepted Accounting Principles

•	SEC- The U.S. Securities and Exchange Commission

•	AUR- Average unit retail price

•
Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce store, excluding postage and handling fees. Store closures in the current fiscal year will be excluded from Comparable Retail Sales beginning in the fiscal quarter in which the store closes. Stores that temporarily close for non- substantial remodeling will be excluded from Comparable Retail Sales for only the period that they were closed.  A store is considered substantially remodeled if it has been relocated or materially changed in size and will be excluded from Comparable Retail Sales for at least 14 months beginning in the period in which the remodel occurred.

•	Gross Margin - Gross profit expressed as a percentage of net sales

•	SG&A - Selling, general and administrative expenses
OVERVIEW
Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, "Place" and "Baby Place" brand names. As of January 30, 2016, we operated 1,069 stores across North America, our e-commerce business at www.childrensplace.com, and had 102 international points of distribution open and operated by our six franchise partners in 16 countries.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S. based wholesale customers. Included in The Children's Place International segment are our Canadian based stores, revenue from the Company's Canada wholesale customer, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.

Operating Highlights
Our Comparable Retail Sales increased 0.4% during Fiscal 2015. Net sales decreased by $35.5 million to $1,725.8 million during Fiscal 2015 from $1,761.3 million during Fiscal 2014. Our net sales decrease resulted from $29.9 million from unfavorable changes in the Canadian exchange rate and a $12.0 million decrease in sales due to fewer store openings, as well as other sales that did not qualify as comparable sales, partially offset by a Comparable Retail Sales increase of 0.4%, or $6.4 million. During Fiscal 2015, we opened four stores and closed 32 stores.
Gross Margin increased by $2.8 million to $625.1 million during Fiscal 2015 from $622.3 million during Fiscal 2014.  Consolidated Gross Margin increased approximately 90 basis points to 36.2% during Fiscal 2015 from 35.3% during Fiscal 2014. The increase in consolidated Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Comparable Retail Sales partially offset by the dilutive impact on Gross Margin of channel expansion.
SG&A decreased $0.8 million to $469.9 million during Fiscal 2015 from $470.7 million during Fiscal 2014. As a percentage of net sales SG&A increased approximately 50 basis points to 27.2% during Fiscal 2015 from 26.7% during Fiscal 2014. The comparability of our SG&A was affected by costs incurred of approximately $18.1 million during Fiscal 2015 related to proxy contest costs, a class action wage and hour legal settlement, a sales tax audit and costs arising out of the restructuring of certain store and corporate operations and costs of approximately $8.1 million during Fiscal 2014 arising out of the restructuring of certain store and corporate operations. Excluding this impact, our SG&A decreased approximately $10.8 million during Fiscal 2015 from Fiscal 2014, and leveraged 10 basis points. The leverage was primarily due to a reduction in store payroll expenses partially offset by increased costs associated with our ongoing transformation initiatives and incentive compensation expenses. Managing company-wide expenses has been, and will continue to be, a key focus for the entire Company.
We continued our international expansion program with our franchise partners adding 29 additional international points of distribution (stores, shop in shops, e-commerce site) during Fiscal 2015 bringing our total count to 102, operating in 16 countries. During Fiscal 2015, in India we opened our first retail store, our first ever shop in shop location and also launched an e-commerce business with our partner Arvind Lifestyle Brands. We also announced a new partnership with El Palacio de Hierro to open free-standing stores and shop in shops in Mexico, and we opened our first shop in shop in Mexico.

We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 200 underperforming stores through fiscal 2017, which includes the 32 stores we closed during Fiscal 2015, the 35 stores we closed in Fiscal 2014 and the 41 stores we closed during Fiscal 2013. Our customer segmentation analysis helps us to better understand customer shopping habits at the store level in order to understand what our ideal store portfolio should look like. These closures should ultimately result in operating margin accretion due to sales transfer and the elimination of the underperforming locations. In those markets where we have closed stores, we are seeing the neighboring stores along with the e-commerce business become more productive from both a Comparative Retail Sales and profitability perspective. These results further our commitment to executing this optimization program while dramatically slowing down new store openings.

We continue to make progress on our business transformation initiatives in an effort to improve sales and margin. The insights from the implementation of our assortment planning tool are delivering Gross Margin benefits by adding enhanced data driven analytics to our internal processes leading to a better optimization of our overall buys and a better matching of the breadth of assortment with the depth of inventory. Our new inventory allocation and replenishment tool also went live during the back-to-school Fiscal 2015 season. These initiatives have contributed to improved Gross Margin during Fiscal 2015. Additionally, our digital initiatives continue to gain traction and are focused on driving improvements in customer acquisition, retention and engagement. We also implemented a new digital order management system during Fiscal 2015 which will enable us to pilot omni-channel fulfillment capabilities in Fiscal 2016.

Due in part to these initiatives and a continued focus on inventory management, inventory was down $28.8 million, or 9.7%, as of January 30, 2016 compared to January 31, 2015.

In October 2015, we entered into an agreement with a new private label credit card provider, with the transition to the new provider expected to occur in the second half of Fiscal 2016.

We continue to be committed to returning capital to shareholders. During Fiscal 2015, we repurchased approximately 2.0 million shares for approximately $119.1 million under our share repurchase programs and paid cash dividends of $12.2 million. On December 8, 2015, the Company announced that its Board of Directors has approved an additional $250 million share repurchase program. Our first quarter 2016 dividend of $0.20 per share, which reflects a 33% increase per share, will be paid on April 28, 2016 to shareholders of record on the close of business on April 7, 2016.

We reported net income of $57.9 million during Fiscal 2015 compared to $56.9 million during Fiscal 2014, an increase of 1.8%, due to the factors discussed above.  Diluted earnings per share was $2.80 in Fiscal 2015 compared to $2.59 in Fiscal 2014, an increase of 8.1%.  This increase in earnings per diluted share is due to higher net income and a lower diluted weighted average number of common shares outstanding of approximately 1.2 million shares, virtually all of which is related to our share repurchase programs.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes the average translation rates most impacting our operating results:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Average Translation Rates (1)
Canadian Dollar	0.7733	0.8980	0.9647
Hong Kong Dollar	0.1290	0.1290	0.1289
China Yuan Renminbi	0.1585	0.1617	0.1630
____________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. The rates represent the U.S. dollar equivalent of each foreign currency.

For Fiscal 2015, the effects of these translation rate changes on net sales, gross profit and operating income were decreases of $29.9 million, $12.4 million and $1.9 million, respectively. Net sales are affected only by the Canadian dollar translation rates. In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its inventory purchases which are priced in U.S. dollars; however, during the second quarter of Fiscal 2015 we began entering into foreign exchange forward contracts to mitigate the variability of cash flows associated with these inventory purchases.

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
Inventory Valuation— We value inventory at the lower of cost or market (“LCM”), with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the LCM calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our LCM reserve as of January 30, 2016 would have impacted net income by approximately $0.3 million.  Our reserve balance at January 30, 2016 was approximately $3.7 million compared to $1.9 million at January 31, 2015.

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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards"). With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during Fiscal 2013, each award has a defined number of shares that an employee can earn (the “Target Shares”) and based on the adjusted operating income level achieved for the three-fiscal year period, the employee can earn from 0% to 200% of their Target Shares. The fair value of these Performance Awards and all Deferred Awards` granted is based on the closing price of our common stock on the grant date. The 2013 Performance Awards cliff vest, if earned, after completion of the three year performance period. For Performance Awards issued during Fiscal 2014 and Fiscal 2015 (the “2014 and 2015 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. 2014 and 2015 Performance Awards generally cliff vest, if earned, after the completion of the applicable three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our Fiscal 2015 net income by approximately $0.3 million.

The expense for Performance Awards is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the applicable performance periods. To the extent that actual operating results for fiscal years 2016 and 2017 differ from our estimates, future performance share compensation expense could be significantly different. For 2014 and 2015 Performance Awards for which the applicable performance periods have not concluded a 10% increase or decrease in our cumulative projected adjusted earnings per share would have caused an approximate $1.3 million increase or a $2.8 million decrease, respectively, to stock-based compensation expense for Fiscal 2015.
Stock Options
We have not issued stock options since fiscal 2008; however, certain issued stock options remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at January 30, 2016.
Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, cyber-security coverage, as well as directors’ and officers’ liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of January 30, 2016 would have impacted net income by approximately $0.7 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At January 30, 2016, the average net book value per store was approximately $0.1 million.
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
Our cash and cash equivalents, short-term investments, accounts receivable, assets of the Company's Deferred Compensation Plan, accounts payable and credit facility are all short-term in nature.  As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.

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
Recently Adopted Accounting Standards
In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right of use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. We are currently reviewing the potential impact of this standard.

In November 2015, the FASB issued guidance relating to balance sheet classification of deferred taxes. Currently, entities are required to present deferred tax assets and liabilities as current and noncurrent on the balance sheet. This guidance simplifies the current guidance by requiring entities to classify all deferred tax assets and liabilities, together with any related valuation allowance, as noncurrent on the balance sheet. The standard is effective for the Company beginning in its fiscal year 2018, with early adoption permitted, and may be applied prospectively or retrospectively. The adoption is not expected to impact the Company's consolidated financial statements other than the change in presentation of deferred tax assets and liabilities within its consolidated balance sheets.

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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, Gross Profit increased approximately 90 basis points to 36.2% of net sales during Fiscal 2015 from 35.3% during Fiscal 2014.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	63.8	64.7	62.9
Gross profit	36.2	35.3	37.1
Selling, general and administrative expenses	27.2	26.7	27.5
Asset impairment charge	0.1	0.6	1.7
Other (income) costs	—	—	(0.1)
Depreciation and amortization	3.6	3.4	3.7
Operating income	5.2	4.5	4.3
Interest (expense), net	—	—	—
Income before income taxes	5.2	4.5	4.3
Provision for income taxes	1.8	1.3	1.3
Net income	3.4%	3.2%	3.0%
Number of stores operated by the Company, end of period	1,069	1,097	1,107
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales:
The Children’s Place U.S.	$1,518,117	$1,528,762	$1,528,276
The Children’s Place International (1)	207,660	232,562	237,513
Total net sales	$1,725,777	$1,761,324	$1,765,789

(1)
Net sales from The Children's Place International are primarily derived from revenues from Canadian operations. Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. For Fiscal 2015 and Fiscal 2014, the effects of these translation rate changes on net sales was a decrease of $29.9 million and $14.7 million, respectively.

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Gross profit:
The Children’s Place U.S.	$539,030	$535,226	$558,156
The Children’s Place International	86,102	87,074	97,365
Total gross profit	$625,132	$622,300	$655,521
Gross Margin:
The Children’s Place U.S.	35.5%	35.0%	36.5%
The Children’s Place International	41.5%	37.4%	41.0%
Total gross margin	36.2%	35.3%	37.1%

Fiscal 2015 Compared to Fiscal 2014

Net sales decreased by $35.5 million to $1,725.8 million during Fiscal 2015 from $1,761.3 million during Fiscal 2014. Our net sales decrease resulted from $29.9 million from unfavorable changes in the Canadian exchange rate and a $12.0 million decrease in sales due to fewer store openings, as well as other sales that did not qualify as comparable sales, partially offset by a Comparable Retail Sales increase of 0.4%, or $6.4 million.  Total e-commerce sales, which include postage and handling, increased to 17.1% of net sales during Fiscal 2015 from 15.9% during Fiscal 2014.

The Children’s Place U.S. net sales decreased $10.7 million, or 0.7%, to $1,518.1 million during Fiscal 2015 compared to $1,528.8 million during Fiscal 2014.  Our net sales decrease resulted primarily from a decrease in sales due to fewer store openings, as well as other sales that did not qualify as comparable sales. U.S. Comparable Retail Sales were flat.
The Children’s Place International net sales decreased $24.9 million, or 10.7%, to $207.7 million during Fiscal 2015 compared to $232.6 million during Fiscal 2014.  Our net sales decrease resulted from unfavorable changes in the Canadian exchange rate, partially offset by a Canadian Comparable Retail Sales increase of 3.1% and channel expansion growth.
During Fiscal 2015, we opened four stores, all in the United States. We closed 32 stores in Fiscal 2015, 30 in the United States and two in Canada.
Gross profit increased by $2.8 million to $625.1 million during Fiscal 2015 from $622.3 million during Fiscal 2014.  Consolidated Gross Margin increased approximately 90 basis points to 36.2% during Fiscal 2015 from 35.3% during Fiscal 2014. The increase in consolidated Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Comparable Retail Sales.
  Gross Margin at The Children's Place U.S. increased approximately 50 basis points from 35.0% in Fiscal 2014 to 35.5% in Fiscal 2015.  The increase in The Children's Place U.S. Gross Margin resulted primarily from merchandise margin leverage, a higher AUR partially offset by the dilutive impact on Gross Margin of channel expansion.
Gross Margin at The Children's Place International increased approximately 410 basis points from 37.4% in Fiscal 2014 to 41.5% in Fiscal 2015.  The increase in The Children's Place International Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Comparable Retail Sales partially offset by the dilutive impact on Gross Margin of channel expansion.
Selling, general and administrative expenses decreased $0.8 million to $469.9 million during Fiscal 2015 from $470.7 million during Fiscal 2014. As a percentage of net sales SG&A increased approximately 50 basis points to 27.2% during Fiscal 2015 from 26.7% during Fiscal 2014. The comparability of our SG&A was affected by costs incurred of approximately $18.1 million during Fiscal 2015 related to proxy contest costs, a class action wage and hour legal settlement, a sales tax audit and costs arising out of the restructuring of certain store and corporate operations and costs of approximately $8.1 million during Fiscal 2014 arising out of the restructuring of certain store and corporate operations. Excluding this impact, our SG&A decreased approximately $10.8 million during Fiscal 2015 from Fiscal 2014, and leveraged 10 basis points. The leverage was primarily due to a reduction in store payroll expenses partially offset by increased costs associated with our ongoing transformation initiatives and incentive compensation expenses.
Asset impairment charges were $2.4 million during Fiscal 2015, related to 22 stores, 10 of which were fully impaired and 12 of which were partially impaired, compared to $11.1 million during Fiscal 2014, related to 74 stores, 44 of which were fully impaired and 30 of which were partially impaired. These store impairment charges were recorded as a result of reduced cash flows from revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates.
Depreciation and amortization was $62.7 million during Fiscal 2015 compared to $60.5 million during Fiscal 2014 due primarily to the completion of certain foundational enterprise resource planning projects in Fiscal 2014.
Provision for income taxes was $31.5 million during Fiscal 2015 compared to $23.0 million during Fiscal 2014.  Our effective tax rate was 35.2% and 28.8% during Fiscal 2015 and Fiscal 2014, respectively. The increase in rate for Fiscal 2015 compared to Fiscal 2014 primarily relates to a reserve for uncertain tax positions in Canada and the change in valuation allowance. The Company’s foreign effective tax rates for Fiscal 2015 and Fiscal 2014 were 22.6% and 13.7%, respectively.
Net income was $57.9 million during Fiscal 2015 compared to $56.9 million during Fiscal 2014, due to the factors discussed above.  Diluted earnings per share was $2.80 in Fiscal 2015 compared to $2.59 in Fiscal 2014.  This increase in earnings per diluted share is due to higher net income and a lower diluted weighted average number of common shares outstanding of approximately 1.2 million shares, virtually all of which is related to our share repurchase programs.
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
Our working capital decreased $28.5 million to $306.3 million at January 30, 2016 compared to $334.8 million at January 31, 2015.  This decrease is primarily due to lower inventory balances and an increase in capital returned to our shareholders through higher share repurchases and dividends. During Fiscal 2015, we repurchased approximately 2.0 million shares for approximately $119.1 million under our share repurchase programs and paid cash dividends of $12.2 million. Subsequent to January 30, 2016 and through March 22, 2016, we repurchased an additional 0.3 million shares for approximately $22.3 million and announced that our Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on April 28, 2016 to shareholders of record on the close of business on April 7, 2016.
At January 30, 2016, our credit facility provided for borrowings up to the lesser of $250.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At January 30, 2016, we had no outstanding borrowings with our borrowing base at $211.7 million, and $204.6 million available for borrowing. In addition, at January 30, 2016, we had $7.1 million of outstanding letters of credit with an additional $42.9 million available for issuing letters of credit.
As of January 30, 2016, we had approximately $187.5 million of cash and cash equivalents, of which $171.7 million of cash and cash equivalents was held in foreign subsidiaries, of which approximately $93.4 million was in our Canadian subsidiaries, $65.6 million was in our Hong Kong subsidiaries and $12.7 million was in our other foreign subsidiaries. As of January 30, 2016 we also had short-term investments of $40.1 million in Hong Kong. Because all of our earnings in our foreign subsidiaries are permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded that it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.

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

We are charged an unused line fee of 0.25% on the unused portion of the commitments.  Letter of credit fees range from 0.625% to 0.750% for commercial letters of credit and range from 0.75% to 1.00% for standby letters of credit.  Letter of credit fees are determined based on the amount of our average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain trade and franchise receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.
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
As of January 30, 2016, we have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at January 30, 2016 was approximately $1.2 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement. In conjunction with amending the agreement in September 2015, we paid approximately $0.3 million in additional deferred financing costs.
The table below presents the components (in millions) of our credit facility:

	January 30, 2016	January 31, 2015
Credit facility maximum	$250.0	$200.0
Borrowing base	211.7	183.2

Outstanding borrowings	—	—
Letters of credit outstanding—merchandise	—	—
Letters of credit outstanding—standby	7.1	9.1
Utilization of credit facility at end of period	7.1	9.1

Availability (1)	$204.6	$174.1

Interest rate at end of period	4.0%	3.8%

	Fiscal 2015	Fiscal 2014
Average end of day loan balance during the period	$28.5	$9.4
Highest end of day loan balance during the period	67.5	40.9
Average interest rate	2.7%	3.2%
____________________________________________

(1)	The sublimit availability for letters of credit was $42.9 million and $40.9 million at January 30, 2016 and January 31, 2015, respectively.
Cash Flows/Capital Expenditures
During Fiscal 2015, cash flows provided by operating activities were $182.7 million compared to $161.4 million during Fiscal 2014.  The net increase of $21.3 million in cash from operating activities resulted primarily from operating performance. During Fiscal 2014, cash flows provided by operating activities were $161.4 million compared to $173.5 million during Fiscal 2013. The net decrease of $12.1 million in cash from operating activities resulted primarily from operating performance.
Cash flows used in investing activities were $30.6 million during Fiscal 2015 compared to $61.7 million during Fiscal 2014. This net decrease of $31.1 million was due primarily to fewer store openings and the completion of certain foundational enterprise resource planning projects in Fiscal 2014. Cash flows used in investing activities were $61.7 million during Fiscal 2014 compared to $119.7 million during Fiscal 2013. This net decrease of $58.0 million was due to a net redemption of short-term investments in Fiscal 2014 compared to a net purchase in Fiscal 2013.
During Fiscal 2015, cash flows used in financing activities were $131.4 million compared to $87.6 million during Fiscal 2014. The increase primarily resulted from a $44.8 million increase in purchases of our common stock, pursuant to our share repurchase programs during Fiscal 2015 compared to Fiscal 2014. During Fiscal 2014, cash flows used in financing activities were $87.6 million compared to $64.1 million during Fiscal 2013.  The increase primarily resulted from a $10.3 million increase in purchases of our common stock pursuant to our share repurchase programs during Fiscal 2014 compared to Fiscal 2013, the payment of $11.5 million in cash dividends and a $1.4 million decrease in proceeds from the exercise of stock options.
For Fiscal 2016, we estimate that total capital expenditures will be in the range of $50 to $60 million. Our ability to meet our capital requirements in Fiscal 2016 depends on our ability to generate cash flows from operations and our available borrowings under our credit facility. Cash flow generated from operations depends on our ability to achieve our financial plans. We believe that cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months.
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
All derivative instruments are presented at gross fair value on the Consolidated Balance Sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of January 30, 2016 we had foreign exchange forward contracts with an aggregate notional amount of $26.5 million and the fair value of the derivative instruments was an asset of $0.8 million and a liability of $0.1 million.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following tables summarize our contractual and commercial obligations as of January 30, 2016:

	Payment Due By Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$774,085	$155,352	$258,747	$191,761	$168,225
Total---Contractual Obligations	$774,085	$155,352	$258,747	$191,761	$168,225

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Purchase commitments(2)	335,295	335,295	—	—	—
Standby letters of credit(3)	7,100	7,100	—	—	—
Total---Other Commercial Commitments	$342,395	$342,395	$—	$—	$—

Total---Contractual Obligations and Other Commercial Commitments	$1,116,480	$497,747	$258,747	$191,761	$168,225
____________________________________________

(1)
Certain of our operating leases include common area maintenance and other charges in our monthly rental expense. For other leases which do not include these charges in the minimum lease payments, we incur monthly charges, which are billed and recorded separately. These additional charges approximated 53% of our minimum lease payments over the last three fiscal years. Additionally, our minimum lease obligation does not include contingent rent based upon sales volume, which represented approximately 0.6% of our minimum lease payments over the last three fiscal years.

(2)	Represents purchase orders for merchandise for re-sale of approximately $319.4 million and equipment, construction and other non-merchandise commitments of approximately $15.9 million.

(3)	Represents letters of credit issued to landlords, banks and insurance companies.
We self-insure and purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits, as described in Note 1 of the Notes to our Consolidated Financial Statements. Insurance reserves of approximately $5.8 million are included in other long term liabilities as of January 30, 2016. The long-term portion represents the total amount estimated to be paid beyond one year. We are not able to further estimate in which periods the long-term portion will be paid.
As discussed more fully in Note 11 of the Notes to our Consolidated Financial Statements, our long-term liabilities include unrecognized tax benefits of approximately $9.7 million, which includes $1.3 million of accrued interest and penalties, at January 30, 2016. We cannot make a reasonable estimate of the amount and period of related future payments for any of this amount.
We have an employment agreement with our Chief Executive Officer, which provides for cash severance of two times the sum of base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason”. As of January 30, 2016, these cash severance benefits approximated $6.3 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $23.7 million of cash severance benefits should they either be terminated or voluntarily terminate their employment due to a degradation of duties as defined in their agreement.
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
The following table sets forth certain statement of operations data and selected operating data for each of our last four fiscal quarters. Quarterly information for Fiscal 2014 is included in Note 14 of the Notes to our Consolidated Financial Statements. The quarterly statement of operations data and selected operating data set forth below were derived from our unaudited consolidated financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (in thousands, except per share data) (unaudited):

	Fiscal Year Ended January 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$404,865	$366,455	$455,913	$498,544
Gross profit	152,109	115,004	180,513	177,506
Selling, general and administrative expenses	114,514	118,342	105,797	131,245
Asset impairment charges	—	1,452	919	—
Other (income) costs	(3)	76	14	11
Depreciation and amortization	14,394	15,252	16,136	16,903
Operating income (loss)	23,204	(20,118)	57,647	29,347
Income (loss) before income taxes	23,028	(20,323)	57,393	29,284
Provision (benefit) for income taxes	7,421	(6,628)	18,898	11,807
Net income (loss)	15,607	(13,695)	38,495	17,477

Diluted earnings (loss) per share	$0.73	$(0.67)	$1.88	$0.87
Diluted weighted average common shares outstanding	21,366	20,576	20,517	20,174

Cash dividends declared and paid per common share	$0.1500	$0.1500	$0.1500	$0.1500

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of January 30, 2016, we had no borrowings under the credit facility.  A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Asian subsidiaries are considered to be long-term. As of January 30, 2016, net assets in our Canadian and Hong Kong subsidiaries were $100.1 million and $112.1 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $10.0 million and $11.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of January 30, 2016, we had approximately $171.7 million of our cash and cash equivalents held in foreign countries, of which approximately $93.4 million was in Canada, approximately $65.6 million was in Hong Kong and approximately $12.7 million was in other foreign countries. As of January 30, 2016, we held $40.1 million of short-term investments in Hong Kong which are U.S. dollar denominated time deposits with banking institutions in Hong Kong that have six month maturity dates.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Fiscal 2015 net sales could have decreased or increased by approximately $18.0 million and total costs and expenses could have decreased or increased by approximately $21.4 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At January 30, 2016, we had foreign currency denominated receivables and payables, including inter-company balances, of $14.0 million and $7.2 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in US dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we began entering into foreign exchange forward contracts in the second quarter of fiscal 2015. As of January 30, 2016 we had foreign exchange forward contracts with an aggregate notional amount of $26.5 million and the fair value of the derivative instruments was an asset of $0.8 million and a liability of $0.1 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $2.6 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions.

We import a vast majority of our merchandise from foreign countries, primarily China, Bangladesh and Vietnam.  Consequently, any significant or sudden change in these countries' political, foreign trade, financial, banking or currency policies and practices, or the occurrence of significant labor unrest, could have a material adverse impact on our financial position, results of operations and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 30, 2016. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of January 30, 2016, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2016. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on our internal control over financial reporting, which is included herein.
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
Secaucus, New Jersey:

We have audited The Children’s Place, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Children’s Place, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Children’s Place, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016 and our report dated March 24, 2016 expressed an unqualified opinion thereon.
/S/ BDO USA, LLP
New York, NY
March 24, 2016

ITEM 9B.-OTHER INFORMATION
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be set forth in the Company's proxy statement for its 2016 annual meeting of stockholders to be filed within 120 days after January 30, 2016 (the “Proxy Statement”) and is incorporated by reference herein.

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
Secaucus, New Jersey:

We have audited the accompanying consolidated balance sheets of The Children’s Place, Inc. and subsidiaries (the “Company”) as of January 30, 2016 and January 31, 2015 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Children’s Place, Inc. and subsidiaries at January 30, 2016 and January 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Children’s Place, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 24, 2016 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

New York, NY
March 24, 2016

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	January 30, 2016	January 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$187,534	$173,291
Short-term investments	40,100	52,000
Accounts receivable	26,315	31,928
Inventories	268,831	297,631
Prepaid expenses and other current assets	43,042	39,349
Deferred income taxes	15,486	15,080
Total current assets	581,308	609,279
Long-term assets:
Property and equipment, net	290,980	310,301
Deferred income taxes	22,230	35,580
Other assets	3,430	3,458
Total assets	$897,948	$958,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$154,541	$155,323
Income taxes payable	1,611	420
Accrued expenses and other current liabilities	118,870	118,724
Total current liabilities	275,022	274,467
Long-term liabilities:
Deferred rent liabilities	70,250	80,214
Other tax liabilities	9,713	6,446
Other long-term liabilities	15,170	8,373
Total liabilities	370,155	369,500
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 19,479 and 21,075 issued; 19,440 and 21,040 outstanding	1,948	2,108
Additional paid-in capital	232,182	230,429
Treasury stock, at cost (39 and 35 shares)	(1,939)	(1,682)
Deferred compensation	1,939	1,682
Accumulated other comprehensive loss	(27,485)	(17,493)
Retained earnings	321,148	374,074
Total stockholders’ equity	527,793	589,118
Total liabilities and stockholders’ equity	$897,948	$958,618
 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Net sales	$1,725,777	$1,761,324	$1,765,789
Cost of sales (exclusive of depreciation and amortization)	1,100,645	1,139,024	1,110,268

Gross profit	625,132	622,300	655,521

Selling, general and administrative expenses	469,898	470,686	485,653
Asset impairment charges	2,371	11,145	29,633
Other (income) costs	98	(68)	(906)
Depreciation and amortization	62,685	60,494	64,858

Operating income	90,080	80,043	76,283
Interest (expense) income, net	(698)	(168)	265

Income before income taxes	89,382	79,875	76,548
Provision for income taxes	31,498	22,987	23,522

Net income	$57,884	$56,888	$53,026

Earnings per common share
Basic	$2.83	$2.62	$2.35
Diluted	$2.80	$2.59	$2.32

Weighted average common shares outstanding
Basic	20,438	21,681	22,537
Diluted	20,702	21,924	22,835

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Net income	$57,884	$56,888	$53,026
Other Comprehensive Income:
Foreign currency translation adjustment	(10,444)	(15,964)	(14,787)
Change in fair value of cash flow hedges, net of income taxes of $(223)	452	—	—
Comprehensive income	$47,892	$40,924	$38,239

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Value	Equity
BALANCE, February 2, 2013	23,179	$2,318	$215,691	$1,119	$389,682	$13,258	(24)	($1,119)	$620,949
Exercise of stock options	49	5	1,474						1,479
Excess tax benefits from stock-based compensation			211						211
Vesting of stock awards	300	30	(30)						—
Stock-based compensation expense			21,210						21,210
Capitalized stock-based compensation			520						520
Purchase and retirement of shares	(1,298)	(130)	(12,555)		(53,145)				(65,830)
Change in cumulative translation adjustment						(14,787)			(14,787)
Deferral of common stock into deferred compensation plan				456			(9)	(456)	—
Net income					53,026				53,026
BALANCE, February 1, 2014	22,230	2,223	226,521	1,575	389,563	(1,529)	(33)	(1,575)	616,778
Exercise of stock options	2	—	55						55
Excess tax benefits from stock-based compensation			268						268
Vesting of stock awards	336	34	(34)						—
Stock-based compensation expense			17,783						17,783
Capitalized stock-based compensation			930						930
Purchase and retirement of shares	(1,493)	(149)	(15,600)		(60,380)				(76,129)
Dividends ($0.53 per share)					(11,491)				(11,491)
Unvested dividends			506		(506)				—
Change in cumulative translation adjustment						(15,964)			(15,964)
Deferral of common stock into deferred compensation plan				107			(2)	(107)	—
Net income					56,888				56,888
BALANCE, January 31, 2015	21,075	2,108	230,429	1,682	374,074	(17,493)	(35)	(1,682)	589,118
Exercise of stock options	15	2	436						438
Excess tax benefits from stock-based compensation			1,639						1,639
Vesting of stock awards	397	40	(40)						—
Stock-based compensation expense			21,119						21,119
Capitalized stock-based compensation			697						697
Purchase and retirement of shares	(2,008)	(202)	(22,643)		(98,048)				(120,893)
Dividends ($0.60 per share)					(12,217)				(12,217)
Unvested dividends			545		(545)				—
Change in cumulative translation adjustment						(10,444)			(10,444)
Change in fair value of cash flow hedges, net of income taxes of $(223)						452			452
Deferral of common stock into deferred compensation plan				257			(4)	(257)	—
Net income					57,884				57,884
BALANCE, January 30, 2016	19,479	$1,948	$232,182	$1,939	$321,148	$(27,485)	(39)	($1,939)	$527,793
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,884	$56,888	$53,026
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	62,685	60,494	64,858
Stock-based compensation	21,119	17,783	21,210
Excess tax benefits from stock-based compensation	(1,639)	(268)	(211)
Asset impairment charges	2,371	11,145	29,633
Deferred taxes	12,166	5,627	(3,552)
Deferred rent expense and lease incentives	(9,519)	(8,889)	(11,999)
Other	1,216	2,208	6,891
Changes in operating assets and liabilities:
Inventories	26,121	21,022	(58,941)
Accounts receivable and other assets	2,318	(6,268)	(6,039)
Income taxes payable, net of prepayments	1,845	(7,341)	3,441
Accounts payable and other current liabilities	(4,040)	6,049	73,609
Deferred rent and other liabilities	10,123	2,960	1,544
Total adjustments	124,766	104,522	120,444
Net cash provided by operating activities	182,650	161,410	173,470
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(42,145)	(72,212)	(72,606)
Purchase of short-term investments	(99,680)	(81,000)	(97,500)
Redemption of short-term investments	111,580	91,500	50,000
Change in company-owned life insurance policies	(379)	5	406
Net cash used in investing activities	(30,624)	(61,707)	(119,700)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	556,856	320,230	124,289
Repayments under revolving credit facility	(556,856)	(320,230)	(124,289)
Purchase and retirement of common stock, including transaction costs	(120,893)	(76,129)	(65,830)
Cash dividends paid	(12,217)	(11,491)	—
Exercise of stock options	438	55	1,479
Excess tax benefits from stock-based compensation	1,639	268	211
Deferred financing costs	(320)	(306)	—
Net cash used in financing activities	(131,353)	(87,603)	(64,140)
Effect of exchange rate changes on cash	(6,430)	(12,806)	(9,761)
Net increase (decrease) in cash and cash equivalents	14,243	(706)	(20,131)
Cash and cash equivalents, beginning of period	173,291	173,997	194,128
Cash and cash equivalents, end of period	$187,534	$173,291	$173,997

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$13,887	$23,598	$24,826
Cash paid during the year for interest	1,399	936	499
Increase (decrease) in accrued purchases of property and equipment	(462)	3,611	(5,924)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Children's Place, Inc. and subsidiaries (the “Company”) is the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories, footwear and other items for children. The Company designs, contracts to manufacture, sells at retail and wholesale, and licenses to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, "Place" and "Baby Place" brand names. As of January 30, 2016, the Company operated 1,069 The Children's Place stores throughout North America and an Internet business at www.childrensplace.com. As part of its merchandise procurement process, the Company maintains business operations in Asia. The Company's corporate offices are in New Jersey and it has one distribution facility in the United States and one in Canada.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International.  Included in The Children’s Place U.S. segment are the Company's U.S. and Puerto Rico based stores and revenue from its U.S. based wholesale customers. Included in The Children's Place International segment are its Canadian based stores, revenue from the Company's Canada wholesale customer, as well as revenue from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com.  As of January 30, 2016, The Children’s Place U.S. operated 937 stores and The Children’s Place International operated 132 stores.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company's notes to consolidated financial statements are defined as follows:

•	Fiscal 2015 - The fifty-two weeks ended January 30, 2016

•	Fiscal 2014 - The fifty-two weeks ended January 31, 2015

•	Fiscal 2013 - The fifty-two weeks ended February 1, 2014

•	Fiscal 2016 - The Company's next fiscal year representing the fifty-two weeks ending January 28, 2017

•	SEC- The U.S. Securities and Exchange Commission

•	GAAP - Generally Accepted Accounting Principles

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

Fiscal Year
The Company's fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31. All years presented were 52-week years.
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
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries. Intercompany balances and transactions have been eliminated. As of January 30, 2016, the Company does not have any investments in unconsolidated affiliates. The “Consolidation” topic of the FASB ASC is considered when determining whether an entity is subject to consolidation.
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
Revenue Recognition
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via the Internet, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $0.4 million and $0.3 million as of January 30, 2016 and January 31, 2015, respectively, for Internet sales shipped but not yet received by the customer. Sales tax collected from customers is excluded from revenue.
An allowance for estimated sales returns is calculated based upon the Company's sales return experience and is recorded in accrued expenses and other current liabilities. The allowance for estimated sales returns was approximately $1.1 million and $1.9 million as of January 30, 2016 and January 31, 2015, respectively.
The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities. After one year, the Company recognizes breakage income for the estimated portion of unredeemed gift cards that is unlikely to be redeemed. Prior to Fiscal 2015 the Company recognized breakage income after two years. The impact on the Company's net income as a result of the change was $0.5 million during Fiscal 2015. The Company recognized gift card breakage income of approximately $3.3 million, $1.6 million and $1.5 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, and is recorded in selling, general and administrative expenses.

In October 2012, the Company launched a new points based customer loyalty program to replace the old program that was restricted to the Company's private label credit card customers. In this program, customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. The Company has developed an estimated value of each point earned based on the awards customers can attain less a reasonable breakage rate. The value of each point earned is recorded as deferred revenue. Deferred revenue for loyalty points as of January 30, 2016 and January 31, 2015 was $5.0 million and $9.0 million, respectively, and is included in accrued expenses and other current liabilities. This change reflects the accelerated conversion of loyalty points in the current program in anticipation of transition to a new customer loyalty program in Fiscal 2016.

The Company has an international expansion program through territorial agreements with franchisees. At January 30, 2016, the Company's franchisees had a total of 102 international points of distribution. The Company generates revenues from the franchisees from the sale of product and sales royalties. The Company records gross sales and cost of goods sold on the sale of product to franchisees when the franchisor takes ownership of the product. The Company records gross sales for royalties when the franchisee sells the product to their customers. Under certain agreements the Company receives a fee from each franchisee for exclusive territorial rights. The Company records this territorial fee as deferred revenue and amortizes the fee into gross sales over the life of the territorial agreement. Deferred revenue for franchisees as of January 30, 2016 and January 31, 2015 was $1.2 million and $0.8 million, respectively.

Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of cost or market, with cost determined on an average cost basis. The Company capitalizes supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. Inventory includes items that have been marked down to the Company's best estimate of their lower of cost or market value and an estimate for inventory shrinkage. The Company bases its decision to mark down merchandise upon its current rate of sale, the season and the expected sell-through of the item. The Company adjusts its inventory based upon an annual

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
Stock-based Compensation
The Company's stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (the “Board”). The Compensation Committee is comprised of independent members of the Board. Effective May 20, 2011, the shareholders approved the 2011 Equity Incentive Plan (the "Equity Plan"). Upon adoption of the Equity Plan, the Company ceased granting awards under its 2005 Equity Incentive Plan. The Equity Plan allows the Compensation Committee to grant multiple forms of stock‑based compensation such as stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance stock awards.
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
Earnings per Common Share
The Company reports its earnings (loss) per share in accordance with the “Earnings Per Share” topic of the FASB ASC, which requires the presentation of both basic and diluted earnings (loss) per share on the statements of operations. The diluted weighted average common shares includes adjustments for the potential effects of outstanding stock options, Deferred Awards and Performance Awards (as both terms are used in Note 3 to these consolidated financial statements), but only in the periods in which such effect is dilutive under the treasury stock method. Included in our basic and diluted weighted average common shares are those shares due to participants in the deferred compensation plan, which are held in treasury stock. Antidilutive stock awards are comprised of stock options and unvested deferred, restricted and performance shares which would have been antidilutive in the application of the treasury stock method in accordance with “Earnings Per Share” topic of FASB ASC.
In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net income	$57,884	$56,888	$53,026

Basic weighted average common shares	20,438	21,681	22,537
Dilutive effect of stock awards	264	243	298
Diluted weighted average common shares	20,702	21,924	22,835
Antidilutive stock awards	—	—	32

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable
Accounts receivable consists of credit and debit card receivables, franchisee and wholesale receivables, landlord construction allowance receivables and other miscellaneous items. Credit and debit card receivables represent credit and debit card sales for which the respective third party service company has yet to remit the cash. The unremitted balance approximates the last few days of related sales for each reporting period. Bad debt associated with these sales is not material. Franchisee and wholesale receivables represent product sales and sale royalties in which cash has not yet been remitted from our partners. Landlord construction allowance receivables represent landlord contributions to our construction costs of building out the related real estate, primarily new and remodeled stores. Total construction costs are capitalized as property and equipment and the landlord construction allowances are recorded as a lease incentive, a component of deferred rent, which is amortized as a reduction of rent expense over the lease term.
Insurance and Self-Insurance Reserves
The Company self-insures and purchases insurance policies to provide for workers' compensation, general liability and property losses, cyber-security coverage, as well as director and officer's liability, vehicle liability and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. The Company records the current portions of employee medical benefits, workers compensation and general liability reserves in accrued expenses and other current liabilities. As of January 30, 2016 and January 31, 2015, the current portions of these reserves were approximately $7.0 million and $6.5 million, respectively. The Company records the long-term portions of employee medical benefits, workers' compensation and general liability reserves in other long-term liabilities. As of January 30, 2016 and January 31, 2015, the long-term portions of these reserves were approximately $5.8 million and $6.5 million, respectively.
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
The following table provides details of the remaining accruals for the West Coast DC and Northeast DC, of which approximately $0.5 million was included in accrued expenses and other current liabilities and approximately $0.3 million was included in other long-term liabilities (dollars in thousands):

	Lease Termination Costs	Other Associated Costs	Total
Balance at February 1, 2014	$2,679	$—	$2,679
Restructuring costs	(222)	154	(68)
Payments and other adjustments	(949)	(154)	(1,103)
Balance at January 31, 2015	1,508	—	1,508
Restructuring costs	62	36	98
Payments and other adjustments	(800)	(36)	(836)
Balance at January 30, 2016	$770	$—	$770
Deferred Financing Costs
The Company capitalizes costs directly associated with acquiring third party financing. Deferred financing costs are included in other assets and are amortized as interest expense over the term of the related indebtedness. At January 30, 2016, deferred financing costs, net of accumulated amortization of $3.1 million, were approximately $1.2 million. At January 31, 2015, deferred financing costs, net of accumulated amortization of $2.7 million, were approximately $1.2 million.

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
Pre-opening Costs
Store pre-opening costs consist primarily of occupancy costs, payroll, supply, and marketing expenses, and are expensed as incurred in selling, general and administrative expenses. Pre-opening costs were $0.3 million, $1.4 million and $3.3 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Advertising and Marketing Costs
The Company expenses the cost of advertising over the period the advertising is run or displayed. Included in selling, general and administrative expenses for Fiscal 2015, Fiscal 2014 and Fiscal 2013 are advertising and other marketing costs of approximately $27.9 million, $30.9 million and $33.8 million, respectively.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income primarily consists of cumulative translation adjustments.
Foreign Currency Translation
The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with the “Foreign Currency Matters” topic of the FASB ASC, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity. The Company also transacts certain business in foreign denominated currencies primarily with its Canadian subsidiary purchasing inventory in U.S. Dollars, and there are intercompany charges between various

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
subsidiaries. In Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company recorded realized and unrealized gains (losses) on such transactions of approximately $0.1 million, $(0.5) million and $0.5 million, respectively.
Derivative Instruments
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, its Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in US dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, the Company began entering into foreign exchange forward contracts in the second quarter of fiscal 2015. These contracts typically mature within 12 months. The Company does not use forward contracts to engage in currency speculation and we do not enter into derivative financial instruments for trading purposes.
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
All derivative instruments are presented at gross fair value on the Consolidated Balance Sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of January 30, 2016 the Company had foreign exchange forward contracts with an aggregate notional amount of $26.5 million and the fair value of the derivative instruments was an asset of $0.8 million and a liability of $0.1 million.
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

The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 inputs. Long-lived assets, primarily comprised of property and equipment, held and used with a carrying amount of $4.6 million were written down to their fair value, resulting in an impairment charge of $2.4 million, which was included in earnings for Fiscal 2015. For Fiscal 2014, long-lived assets held and used with a carrying amount of $15.9 million were written down to their fair value, resulting in an impairment charge of $11.1 million, which was included in earnings for Fiscal 2014. For Fiscal 2013, long-lived assets held and used with a carrying amount of $44.4 million were written down to their fair value, resulting in an impairment charge of $29.6 million, which was included in earnings for Fiscal 2013.
Recently Issued Accounting Updates
In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right of use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. We are currently reviewing the potential impact of this standard.

In November 2015, the FASB issued guidance relating to balance sheet classification of deferred taxes. Currently, entities are required to present deferred tax assets and liabilities as current and noncurrent on the balance sheet. This guidance simplifies the current guidance by requiring entities to classify all deferred tax assets and liabilities, together with any related valuation allowance, as noncurrent on the balance sheet. The standard is effective for the Company beginning in its fiscal year 2018, with early adoption permitted, and may be applied prospectively or retrospectively. The adoption is not expected to impact the Company's consolidated financial statements other than the change in presentation of deferred tax assets and liabilities within its consolidated balance sheets.

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

2. STOCKHOLDERS’ EQUITY
The Company's Board of Directors has authorized the following share repurchase programs: (1) $100.0 million on November 26, 2012 (the “2012 Share Repurchase Program”); (2) $100.0 million on March 3, 2014 (the “2014 Share Repurchase Program”); (3) $100.0 million on January 7, 2015 (the “2015 Share Repurchase Program”); and (4) $250.0 million on December 8, 2015 (the “2015 $250 Million Share Repurchase Program”).  The 2012 Share Repurchase Program and 2014 Share Repurchase Program have been completed. At January 30, 2016, there was approximately $270.8 million remaining on the 2015 Share Repurchase Program and the 2015 $250 Million Share Repurchase Program. Under the 2015 Share Repurchase Program and the 2015 $250 Million Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

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
The Company acquires shares of its common stock in conjunction with liabilities owed under a deferred compensation plan, which are held in treasury. The following table summarizes the Company's share repurchases (in thousands):

	Fiscal Year Ended
	January 30, 2016		January 31, 2015		February 1, 2014
	Shares	Value	Shares	Value	Shares	Value
Share repurchases related to (1):
2012 Share buyback program	—	—	282	14,671	1,296	65,691
2014 Share buyback program	640	39,791	1,189	60,209	—	—
2015 Share buyback program	1,338	79,274	—	—	—	—
Withholding taxes and other	30	1,828	22	1,249	2	139
Shares acquired and held in treasury	4	257	2	107	9	456

(1)	Subsequent to January 30, 2016 and through March 22, 2016, the Company repurchased an additional 0.3 million shares for approximately $22.3 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired for Fiscal 2015, Fiscal 2014 and Fiscal 2013, approximately $98.0 million, $60.4 million and $53.1 million was charged to retained earnings, respectively.
Related to Fiscal 2015 dividends, $12.8 million was charged to retained earnings, of which $12.2 million related to cash dividends paid and $0.6 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. Related to Fiscal 2014 dividends, $12.0 million was charged to retained earnings, of which $11.5 million related to cash dividends paid and $0.5 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. On February 12, 2016, the Board of Directors authorized a quarterly cash dividend of $0.20 per share to be paid on April 28, 2016 to shareholders of record on the close of business on April 7, 2016. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

3. STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Deferred Awards	$10,653	$10,529	$12,873
Performance Awards	10,466	7,254	8,337
Total stock-based compensation expense (1)	$21,119	$17,783	$21,210
____________________________________________
(1)    A portion of stock-based compensation is included in cost of sales. Approximately $2.5 million, $1.6 million and $2.8 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expense.

The Company recognized a tax benefit related to stock-based compensation expense of $8.3 million, $7.0 million and $8.5 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

directors.  Deferred Awards are granted in the form of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest over one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest in addition to a service period requirement. With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash.

For Performance Awards issued during Fiscal 2013 each award has a defined number of shares that an employee can earn (the “Target Shares”), and based on the adjusted operating income level achieved for the three-fiscal year period, the employee can earn from 0% to 200% of their Target Shares. The fair value of these Performance Awards and all Deferred Awards granted is based on the closing price of our common stock on the grant date. The Fiscal 2013 Performance Awards cliff vest, if earned, after completion of the three year performance period. For Performance Awards issued during Fiscal 2014 and Fiscal 2015 (the “2014 and 2015 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group for the same period. The 2014 and 2015 Performance Awards cliff vest, if earned, after a three year service period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the performance period using our simulated stock price as well as the TSR of companies in our peer group. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-
based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned.

At January 30, 2016, the Company had 605,499 shares available for grant under the Equity Plan.
Changes in the Company’s Unvested Stock Awards during Fiscal 2015, Fiscal 2014 and Fiscal 2013
Deferred Awards

	Fiscal Year Ended
	January 30, 2016		January 31, 2015		February 1, 2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Deferred Awards at beginning of year	592	$49.02	691	$49.27	560	$49.53
Granted	196	64.62	273	48.50	395	48.93
Vested (1)	(250)	49.02	(229)	48.97	(205)	49.46
Forfeited	(65)	55.35	(143)	49.31	(59)	48.82
Unvested Deferred Awards at end of year	473	$54.62	592	$49.02	691	$49.27
____________________________________________

(1)
In Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company withheld shares of 29,654, 21,788 and 2,089, respectively, to satisfy minimum withholding tax requirements. These shares were immediately retired.

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $13.3 million as of January 30, 2016, which will be recognized over a weighted average period of approximately 1.9 years.

The fair value of Deferred Awards held by the Company's employees that vested during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was approximately $15.5 million, $11.4 million and $9.8 million, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Awards

	Fiscal Year Ended
	January 30, 2016		January 31, 2015		February 1, 2014
	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Performance Awards at beginning of year	345	$50.18	267	$47.67	172	$48.59
Granted	195	70.91	245	50.91	204	47.89
Vested shares	(147)	48.02	(107)	46.34	(95)	49.84
Forfeited	(18)	59.49	(60)	48.87	(14)	47.55
Unvested Performance Awards at end of year	375	$61.37	345	$50.18	267	$47.67
____________________________________________

(1)	For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%; however, the cumulative expense recognized reflects changes in estimated adjusted operating income and adjusted earnings per share as they occur. Based on the current number of Performance Awards expected to be earned, the total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $15.4 million as of January 30, 2016, which will be recognized over a weighted average period of approximately 2.1 years.
The fair value of Performance Awards held by the Company's employees that vested during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was approximately $2.3 million, $5.5 million and $5.0 million, respectively.
Stock Options
No stock options were issued during Fiscal 2015, Fiscal 2014 and Fiscal 2013 and at January 30, 2016, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Fiscal 2015 were as follows:

	Fiscal Year Ended
	January 30, 2016		January 31, 2015		February 1, 2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding at beginning of year	30	$29.05	34	$28.77	84	$30.08
Granted	—	—	—	—	—	—
Exercised (1)	(15)	29.05	(2)	24.54	(49)	31.06
Forfeited	—	—	(2)	29.54	(1)	27.11
Options outstanding at end of year (2)	15	$29.05	30	$29.05	34	$28.77
Options exercisable at end of year (2)	15	$29.05	30	$29.05	34	$28.77
____________________________________________

(1)	The aggregate intrinsic value of options exercised was approximately $0.5 million, $0.1 million and $0.9 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	The aggregate intrinsic value of options outstanding and exercisable at the end of Fiscal 2015, Fiscal 2014 and Fiscal 2013 was approximately $0.5 million, $0.9 million and $0.8 million, respectively.

The following table summarizes information regarding options outstanding at January 30, 2016:

		Options Outstanding and Exercisable
Range of Exercise Prices		Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$22.02	$31.63	15	29.05	2.3

4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	January 30, 2016	January 31, 2015
Property and equipment:
Land and land improvements	—	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548
Material handling equipment	10-15 yrs	48,345	48,479
Leasehold improvements	3-15 yrs	317,410	339,474
Store fixtures and equipment	3-10 yrs	218,566	231,797
Capitalized software	3-10 yrs	177,849	120,054
Construction in progress	—	8,357	24,644
		809,478	803,399
Less accumulated depreciation and amortization		(518,498)	(493,098)
Property and equipment, net		$290,980	$310,301
The Company conducted a review of its store portfolio using business hurdles management designed to enhance profitability and improve overall operating results. Based on this review, the Company compiled a list of underperforming stores targeted for closure (the “Disposition List”). As a result of this review the Company closed 32 stores in Fiscal 2015, 35 stores in Fiscal 2014 and 41 stores in Fiscal 2013. The Company also identified additional underperforming stores for which the Company will review its options for improving their financial performance, including but not limited to negotiating occupancy relief, in order to achieve the business hurdles. If these stores are unable to do so, then the Company will move them to the Disposition List.

At January 30, 2016, the Company performed impairment testing on 1,069 stores with a total net book value of $114.5 million. During Fiscal 2015, the Company recorded $2.4 million of impairment charges primarily related to 22 underperforming stores, of which 10 were fully impaired and 12 were partially impaired. Of the 22 underperforming stores 17 were in the U.S. and five were in Canada. As of January 30, 2016, the aggregate net book value of the stores that were partially impaired was approximately $1.2 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows. Consistent with its impairment policy, the Company concluded that changes in circumstances affecting the carrying value of stores included on the Disposition List required the Company to review all stores included on the Disposition List regardless of whether the store had been open for at least two years. Impairment charges for all stores were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates.

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
During Fiscal 2015, the Company capitalized approximately $28.4 million of external software costs and approximately $13.0 million of internal programming and development costs, of which $0.7 million was related to stock-based compensation. During Fiscal 2014, the Company capitalized approximately $42.4 million of external software costs and approximately $11.6 million of internal programming and development costs, of which $0.9 million was related to stock-based compensation. During Fiscal 2013, the Company capitalized approximately $19.5 million of external software costs and approximately $8.7 million of internal programming and development costs, of which $0.5 million was related to stock-based compensation. Amortization expense of capitalized software was approximately $20.1 million, $11.1 million and $7.0 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
 As of January 30, 2016, the Company had approximately $6.1 million in property and equipment for which payment had not been made, which was included in accrued expenses and other current liabilities.

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

The Company is charged an unused line fee of 0.25% on the unused portion of the commitments.  Letter of credit fees range from 0.625% to 0.750% for commercial letters of credit and range from 0.75% to 1.00% for standby letters of credit.  Letter of credit fees are determined based on the amount of the Company's average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain trade and franchise receivables, certain inventory and the fair market value of certain real estate, subject to certain reserves.
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
As of January 30, 2016, the Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at January 30, 2016 was approximately $1.2 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement. In conjunction with amending the agreement in September 2015, we paid approximately $0.3 million in additional deferred financing costs.
The table below presents the components (in millions) of the Company’s credit facility:

	January 30, 2016	January 31, 2015
Credit facility maximum	$250.0	$200.0
Borrowing base	211.7	183.2

Outstanding borrowings	—	—
Letters of credit outstanding—merchandise	—	—
Letters of credit outstanding—standby	7.1	9.1
Utilization of credit facility at end of period	7.1	9.1

Availability (1)	$204.6	$174.1

Interest rate at end of period	4.0%	3.8%

	Fiscal 2015	Fiscal 2014
Average end of day loan balance during the period	$28.5	$9.4
Highest end of day loan balance during the period	67.5	40.9
Average interest rate	2.7%	3.2%
____________________________________________

(1)	The sublimit availability for letters of credit was $42.9 million and $40.9 million at January 30, 2016 and January 31, 2015, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INTEREST (EXPENSE) INCOME, NET
The following table presents the components of the Company’s interest expense, net (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Interest income	$1,019	$1,120	$1,123

Less:
Interest expense – revolver	789	313	—
Interest expense – credit facilities	68	92	120
Unused line fee	463	447	305
Amortization of deferred financing fees	318	352	364
Other interest and fees	79	84	69
Total interest expense	1,717	1,288	858
Interest (expense) income, net	$(698)	$(168)	$265

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets are comprised of the following (in thousands):

	January 30, 2016	January 31, 2015
Prepaid property expense	$20,148	$20,781
Prepaid income taxes	11,458	10,289
Prepaid marketing	3,898	1,385
Prepaid maintenance contracts	3,411	3,664
Prepaid insurance	2,279	2,393
Other	1,848	837
Prepaid expenses and other current assets	$43,042	$39,349

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	January 30, 2016	January 31, 2015
Accrued salaries and benefits	$36,108	$33,633
Customer liabilities	24,357	32,794
Accrued professional fees	12,647	7,802
Sales taxes and other taxes payable	6,193	6,369
Accrued marketing	5,350	5,794
Accrued store expenses	4,742	4,573
Accrued construction-in-progress	4,736	3,631
Accrued freight	4,581	6,622
Accrued insurance	4,224	3,759
Accrued real estate expenses	2,258	3,717
Accrued short-term restructuring costs	475	798
Other	13,199	9,232
Accrued expenses and other current liabilities	$118,870	$118,724

9.	COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company leases all of its stores, offices and distribution facilities (except the Ft. Payne, Alabama distribution center which the Company owns), and certain office equipment, store fixtures and automobiles, under operating leases expiring through 2026. The leases require fixed minimum annual rental payments plus, under the terms of certain leases, additional payments for taxes, other expenses and additional rent based upon sales.
Store, office and distribution facilities minimum rent, contingent rent and sublease income are as follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Minimum rentals	159,641	164,510	168,112
Additional rent based upon sales	751	797	943
Sublease income	(2,766)	(2,967)	(1,138)

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENCIES (Continued)
Future minimum annual lease payments under the Company's operating leases at January 30, 2016 were as follows (in thousands):

Minimum Operating Lease Payments
2016	$155,352
2017	139,682
2018	119,065
2019	103,482
2020	88,279
Thereafter	168,225
Total minimum lease payments	$774,085
Purchase Commitments
As of January 30, 2016, the Company has entered into various purchase commitments for merchandise for re-sale of approximately $319.4 million and approximately $15.9 million for equipment, construction and other non-merchandise commitments.
Employment Agreements
The Company has an employment agreement with its President and Chief Executive Officer, which provides for severance of two times the sum of base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason”. As of January 30, 2016, these cash severance benefits approximated $6.3 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $23.7 million of cash severance benefits should they either be terminated or voluntarily terminate their employment due to a degradation of duties as defined in their change in control agreements.

10. LEGAL AND REGULATORY MATTERS
The Company is involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

11.	INCOME TAXES
The components of income before taxes are as follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
U.S.	$46,053	$47,888	$36,487
Foreign	43,329	31,987	40,061
Total	$89,382	$79,875	$76,548

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES (Continued)
The components of the Company's provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Current -
Federal	$7,248	$8,212	$13,240
State	2,275	3,691	4,371
Foreign	9,809	5,457	9,463
Total current	19,332	17,360	27,074
Deferred -
Federal	9,649	5,260	(1,513)
State	2,548	1,426	(731)
Foreign	(31)	(1,059)	(1,308)
Total deferred	12,166	5,627	(3,552)
Tax provision as shown on the consolidated statements of operations	$31,498	$22,987	$23,522
Effective tax rate	35.2%	28.8%	30.7%
A reconciliation between the calculated tax provision on income based on statutory rates in effect and the effective tax rate for is as follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Calculated income tax provision at federal statutory rate	$31,284	$27,956	$26,792
State income taxes, net of federal benefit	3,052	3,326	2,366
Foreign tax rate differential (1)	(9,744)	(8,849)	(7,224)
Nondeductible expenses	2,729	1,685	1,792
Unrecognized tax benefit	3,892	807	(1,347)
Change in valuation allowance	399	(1,472)	447
Other	(114)	(466)	696
Total tax provision	$31,498	$22,987	$23,522

(1) The foreign tax rate differential is due to the Company having a lower foreign effective tax rate as compared to its U.S. federal statutory tax rate of 35%. The Company has substantial operations in both Hong Kong and Canada which have lower statutory income tax rates as compared to the U.S. The Company's foreign effective tax rates for Fiscal 2015, Fiscal 2014 and Fiscal 2013 were 22.6%, 13.7% and 20.4%, respectively. This rate will fluctuate from year to year in response to changes in the mix of pre-tax earnings by country as well as changes in foreign jurisdiction tax laws.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES (Continued)
The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

	January 30, 2016	January 31, 2015
Current –
Assets
Inventory	4,472	4,128
Reserves	15,965	15,169
Hedging transactions	(223)	—
Total current assets	20,214	19,297
Liabilities-prepaid expenses	(4,728)	(4,217)
Total current, net	15,486	15,080
Noncurrent –
Property and equipment	(6,855)	7,654
Deferred rent	14,548	14,830
Equity compensation	9,757	7,101
Reserves and other	4,780	5,995
Net operating loss carryover and other tax credits	2,293	1,930
Total noncurrent, gross	24,523	37,510
Valuation allowance	(2,293)	(1,930)
Net noncurrent	22,230	35,580
Total deferred tax asset, net	$37,716	$50,660

As of January 30, 2016, the Company has not provided Federal taxes on approximately $268.6 million of unremitted earnings of its foreign subsidiaries. The Company intends to reinvest these earnings to fund expansion in these and other markets outside the U.S. Accordingly, the Company has not provided any provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, the Company has concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
The Company has foreign net operating loss carryforwards of approximately $5.9 million which do not expire. The Company also has an Alternative Minimum Tax credit ("AMT") in Puerto Rico of approximately $0.8 million which does not expire.
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the need for a valuation allowance.  The Company has concluded that it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally the foreign net operating loss carryforwards and the AMT credit in Puerto Rico.   Accordingly, a valuation allowance has been established for these tax benefits.  However, to the extent that tax benefits related to these are realized in the future, the reduction of the valuation allowance will reduce income tax expense accordingly.

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
A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	January 30, 2016	January 31, 2015
Beginning Balance	$5,479	$4,412
Additions for current year tax positions	3,800	833
Additions for prior year tax positions	—	1,070
Reductions for prior year tax positions	(242)	(156)
Settlements	(60)	(43)
Reductions due to a lapse of the applicable statute of limitations	(596)	(637)
	$8,381	$5,479
Approximately $8.7 million of unrecognized tax benefits at January 30, 2016 would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that there may be a reduction of approximately $2.1 million of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities and statute of limitations expirations.
The Company accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At January 30, 2016 and January 31, 2015 accrued interest and penalties included in unrecognized tax benefits were approximately $1.3 million and $1.0 million, respectively. Interest, penalties and reversals, thereof, net of taxes, was a benefit of $0.4 million in each of Fiscal 2015, Fiscal 2014 and Fiscal 2013.
The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. Federal, state and local or foreign tax authorities for tax years fiscal 2011 and prior.

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
The 401(k) Plan is available for all U.S. employees who have completed 90 days of service with the Company. Following guidance in IRS Notice 98-52 related to the design‑based alternative, or “safe harbor,” 401(k) plan method, the Company modified its 401(k) Plan for Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant's contribution and 50% of the next 2% of the participant's contribution and the Company match contribution vests immediately. For highly compensated associates, the Company has the discretion to match the lesser of 50% of the participant's contribution or 2.5% of the participant's covered compensation and the Company match contribution vests over 5 years. The Company's matching contributions were approximately $2.2 million, in each of Fiscal 2015, Fiscal 2014 and Fiscal 2013.
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
The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability; however, the assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency.  The investments of the rabbi trust consist of mutual funds and Company stock.  The Deferred Compensation Plan liability, excluding Company stock, is included in other long-term liabilities and changes in the balance are recognized as compensation expense.  The values of the mutual funds are included in other assets and related earnings and losses are recognized as investment income or loss, which is included in selling, general and administrative expenses.  Company stock deferrals are included in the equity section of the Company’s consolidated balance sheet as treasury stock and as a deferred compensation liability.  Deferred stock is recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized.
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.7 million and $0.5 million at January 30, 2016 and January 31, 2015, respectively.  The value of the Deferred Compensation Plan assets was approximately $0.7 million and $0.3 million at January 30, 2016 and January 31, 2015, respectively.  Company stock was $1.9 million and $1.7 million at January 30, 2016 and January 31, 2015, respectively.
Other Plans
Under statutory requirements, the Company contributes to retirement plans for its Canadian, Puerto Rican and Asian operations. Contributions under these plans were approximately $0.4 million in Fiscal 2015 and $0.3 million in Fiscal 2014 and Fiscal 2013.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and U.S. revenue from the Company's wholesale customers. Included in The Children's Place International segment are the Company's Canadian based stores, revenue from the Company's Canada wholesale customer and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of January 30, 2016, The Children’s Place U.S. operated 937 stores and The Children’s Place International operated 132 stores. As of January 31, 2015, The Children’s Place U.S. operated 963 stores and The Children’s Place International operated 134 stores.
The following tables provide segment level financial information for Fiscal 2015, Fiscal 2014 and Fiscal 2013 (dollars in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales:
The Children’s Place U.S.	$1,518,117	$1,528,762	$1,528,276
The Children’s Place International (1)	207,660	232,562	237,513
Total net sales	$1,725,777	$1,761,324	$1,765,789
Gross profit:
The Children’s Place U.S.	$539,030	$535,226	$558,156
The Children’s Place International	86,102	87,074	97,365
Total gross profit	$625,132	$622,300	$655,521
Gross Margin:
The Children’s Place U.S.	35.5%	35.0%	36.5%
The Children’s Place International	41.5%	37.4%	41.0%
Total gross margin	36.2%	35.3%	37.1%
Operating income:
The Children’s Place U.S. (2)	$65,221	$63,586	$60,267
The Children’s Place International (3)	24,859	16,457	16,016
Total operating income	$90,080	$80,043	$76,283

Operating income as a percent of net sales:
The Children’s Place U.S.	4.3%	4.2%	3.9%
The Children’s Place International	12.0%	7.1%	6.7%
Total operating income	5.2%	4.5%	4.3%
Depreciation and amortization:
The Children’s Place U.S.	$55,937	$52,565	$55,595
The Children’s Place International	6,748	7,929	9,263
Total depreciation and amortization	$62,685	$60,494	$64,858
Capital expenditures:
The Children’s Place U.S.	$41,304	$68,847	$64,486
The Children’s Place International	841	3,365	8,120
Total capital expenditures	$42,145	$72,212	$72,606

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	SEGMENT INFORMATION (Continued)

(1)
Net sales from The Children's Place International are primarily derived from revenues from Canadian operations. Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. For Fiscal 2015, the effects of these translation rate changes on net sales was a decrease of $29.9 million.

(2)
Includes exit costs (income) associated with the closures of the West Coast DC and Northeast DC of approximately $0.1 million, $(0.1) million and $(0.9) million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Also includes a $1.7 million, $10.5 million and a $25.4 million asset impairment charge for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Also includes additional costs incurred related to corporate severance and reorganizations of approximately $6.0 million, $7.1 million and $4.2 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Fiscal 2015 also includes costs incurred related to a class action wage and hour legal settlement, proxy contest costs and a sales tax audit of approximately $12.1 million.

(3)
Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. For Fiscal 2015, the effects of these translation rate changes on operating income was a decrease of $1.9 million. Includes a $0.7 million, $0.6 million and $4.2 million asset impairment charge for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

	January 30, 2016	January 31, 2015
Total assets:
The Children’s Place U.S.	$748,975	$805,462
The Children’s Place International	148,973	153,156
Total assets	$897,948	$958,618

Geographic Information
The Company's long-lived assets are located in the following countries:

	January 30, 2016	January 31, 2015
Long-lived assets (1):
United States	$276,612	$289,820
Canada	16,212	22,697
Asia	1,586	1,242
Total long-lived assets	$294,410	$313,759
____________________________________________

(1)	The Company's long-lived assets are comprised of net property and equipment and other assets.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)
The following tables reflect quarterly consolidated statements of income for the periods indicated (unaudited):

	Fiscal Year Ended January 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Net sales	$404,865	$366,455	$455,913	$498,544
Gross profit	152,109	115,004	180,513	177,506
Selling, general and administrative expenses	114,514	118,342	105,797	131,245
Asset impairment charges	—	1,452	919	—
Other costs (income)	(3)	76	14	11
Depreciation and amortization	14,394	15,252	16,136	16,903
Operating income (loss)	23,204	(20,118)	57,647	29,347
Income (loss) before income taxes	23,028	(20,323)	57,393	29,284
Provision (benefit) for income taxes	7,421	(6,628)	18,898	11,807
Net income (loss)	15,607	(13,695)	38,495	17,477

Diluted earnings (loss) per share	$0.73	$(0.67)	$1.88	$0.87
Diluted weighted average common shares outstanding	21,366	20,576	20,517	20,174

Cash dividends declared and paid per common share	$0.1500	$0.1500	$0.1500	$0.1500
____________________________________________
(1) Items impacting the fourth quarter of Fiscal 2015 include approximately $4.4 million of additional costs related to corporate severance and reorganizations partially offset by approximately $2.8 million of income related to the accelerated conversion of loyalty points in the Company's current loyalty program in anticipation of transition to a new customer loyalty program in Fiscal 2016.

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

15.	DERIVATIVE INSTRUMENTS
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
All derivative instruments are presented at gross fair value on the Consolidated Balance Sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of January 30, 2016 the Company had foreign exchange forward contracts with an aggregate notional amount of $26.5 million and the fair value of the derivative instruments was an asset of $0.8 million and a liability of less than $0.1 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded in Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general & administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. Gains related to hedge effectiveness during Fiscal 2015 were approximately $0.3 million and recognized in earnings within selling, general & administrative expenses. During Fiscal 2015 approximately $0.5 million of the effective portion of the gain on the derivative was reclassified into earnings within cost of sales. As of January 30, 2016 the gross value related to hedges of these transactions in OCI was approximately $0.7 million. Assuming January 30, 2016 exchange rates remain constant, $0.5 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized in earnings within selling, general & administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of January 30, 2016.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	SUBSEQUENT EVENTS
Subsequent to January 30, 2016 and through March 22, 2016, the Company repurchased an additional 0.3 million shares for approximately $22.3 million, which completed the 2015 Share Repurchase Program and brought the total under the 2015 $250 Million Share Repurchase Program to approximately $1.6 million.
On February 12, 2016, the Company's Board of Directors authorized a quarterly cash dividend of $0.20 per share to be paid April 28, 2016 for shareholders of record on the close of business on April 7, 2016. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

THE CHILDREN'S PLACE, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of year	Charged to expense	Deductions	Balance at end of year
Lower of cost or market reserve (1)
Fiscal year ended January 30, 2016	$1,925	$2,356	$(585)	$3,696
Fiscal year ended January 31, 2015	$4,268	$—	$(2,343)	$1,925
Fiscal year ended February 1, 2014	$2,413	$1,881	$(26)	$4,268

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

3.4(+)	Fifth Amended and Restated Bylaws of the Company.
4.1(1)	Form of Certificate for Common Stock of the Company filed as an exhibit to the registrant's Registration Statement No. 333‑31535 on Form S-1, is incorporated by reference herein.
10.1(1)(*)	1997 Stock Option Plan of the Company filed as an exhibit to the registrant's Registration Statement No. 333‑31535 on Form S-1, is incorporated by reference herein.
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

10.5
Lease Agreement between the Company and Turnpike Crossing I, LLC (Dayton New Jersey Distribution Center), dated as of July 14, 2004 filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10‑Q for the period ended July 31, 2004, is incorporated by reference herein.

10.6
Form of Indemnity Agreement between the Company and certain members of management and the Board of Directors filed as Exhibit 10.7 to registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.

10.7
Lease Agreement between The Children's Place Services Company, LLC and 500 Plaza Drive Corp. effective as of March 12, 2009 (500 Plaza Drive), Secaucus, New Jersey filed as Exhibit 10.67 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.8
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

10.10
The Company Nonqualified Deferred Compensation Plan effective January 1, 2010 filed as Exhibit 10.82 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.11(*)
Amended and Restated Employment Agreement, dated as of March 28, 2011, by and between the Company and Jane T. Elfers filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, is incorporated by reference herein.

10.12(*)
Amendment No. 1 as of March 23, 2012 to Amended and Restated Employment Agreement dated as of March 28, 2011, by and between the Company and Jane T. Elfers filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the period ended January 28, 2012, is incorporated by reference herein.

10.13(*)
Deferred Stock Award Agreement, dated as of January 4, 2010, by and between the Company and Jane T. Elfers filed as Exhibit 10.84 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.14(*)
Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

Exhibit	Description
10.15(*)
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

10.18
Form of Amended and Restated Change in Control Agreement filed as Exhibit 10.41 to the registrant's Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.

10.19(*)
Employment Offer Letter, dated as of November 26, 2012, by and between the Company and Michael Scarpa filed as Exhibit 10.40 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2013, is incorporated by reference herein.

10.20
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

10.21(*)
Letter Agreement dated October 3, 2014 between Anurup Pruthi and The Children's Place Services Company, LLC filed as Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2015, is incorporated by reference herein.

10.22(*)
Agreement and General Release dated as of January 30, 2015 between Natalie Levy and The Children's Place Services Company, LLC. filed as Exhibit 10.23 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2015, is incorporated by reference herein.

10.23
Agreement dated May 22, 2015, by and among The Children’s Place, Inc., Macellum SPV II, LP, Barington Companies Equity Partners, L.P., Jonathan Duskin, James A. Mitarotonda, certain of their affiliates listed on Schedule A to the Agreement, and Robert L. Mettler filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 29, 2015, is incorporated herein by reference.

10.24(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above) filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2015, is incorporated by reference herein.

10.25(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (below Senior Vice President) filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2015, is incorporated by reference herein.

10.26(*)
Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above) filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2015, is incorporated by reference herein.

10.27(*)
Form of Time-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (below Senior Vice President) filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2015, is incorporated by reference herein.

10.28(*)(+)
The Company Profit Sharing/401(k) Plan Adoption Agreement No.001 for use with Fidelity Basic Plan Document No. 17 entered into by the Company and Fidelity Management Trust Company on September 11, 2015.

10.29
Twelfth Amendment to the Credit Agreement, dated September 15, 2015, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, L/C Issuer, Swing Line Lender and as a Lender, Bank of America, N.A., HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A. filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2015, is incorporated by reference herein.

10.30(*)
Agreement and General Release dated as of November 30, 2015, between Brian Ferguson and The Children's Place Services Company, LLC filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2015, is incorporated by reference herein.

Exhibit	Description
10.31(+)	The Children's Place Inc. First Amended and Restated 2011 Equity Incentive Plan.
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
March 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Norman Matthews	Chairman of the Board	March 24, 2016
Norman Matthews

/S/ Jane T. Elfers	Director, Chief Executive Officer and President	March 24, 2016
Jane T. Elfers	(Principal Executive Officer)

/S/ Anurup Pruthi	Chief Financial Officer	March 24, 2016
Anurup Pruthi	(Principal Financial and Accounting Officer)

/S/ Joseph Alutto	Director	March 24, 2016
Joseph Alutto

/S/ Marla Malcolm Beck	Director	March 24, 2016
Marla Malcolm Beck

/S/ Susan Patricia Griffith	Director	March 24, 2016
Susan Patricia Griffith

/S/ Joseph Gromek	Director	March 24, 2016
Joseph Gromek

/S/ Robert Mettler	Director	March 24, 2016
Robert Mettler

/S/ Kenneth Reiss	Director	March 24, 2016
Kenneth Reiss

/S/ Stanley W. Reynolds	Director	March 24, 2016
Stanley Reynolds

/S/ Susan Sobbott	Director	March 24, 2016
Susan Sobbott