Form 10-Q
period 2016-04-30
Childrens Place, Inc.
filed 2016-05-25
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of May 23, 2016 was 18,874,098 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 30, 2016	January 30, 2016	May 2, 2015
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$174,801	$187,534	$141,282
Short-term investments	58,801	40,100	59,280
Accounts receivable	25,539	26,315	25,041
Inventories	250,280	268,831	281,059
Prepaid expenses and other current assets	31,045	43,042	38,684
Deferred income taxes	16,359	15,486	13,611
Total current assets	556,825	581,308	558,957
Long-term assets:
Property and equipment, net	283,448	290,980	309,548
Deferred income taxes	25,527	22,230	38,178
Other assets	3,416	3,430	3,420
Total assets	$869,216	$897,948	$910,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$25,000	$—	$11,186
Accounts payable	127,454	154,541	130,899
Income taxes payable	3,272	1,611	489
Accrued expenses and other current liabilities	95,060	118,870	104,190
Total current liabilities	250,786	275,022	246,764
Long-term liabilities:
Deferred rent liabilities	68,321	70,250	78,506
Other tax liabilities	10,205	9,713	6,222
Other long-term liabilities	16,405	15,170	7,818
Total liabilities	345,717	370,155	339,310
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 18,943, 19,479 and 20,736 issued; 18,903, 19,440 and 20,700 outstanding	1,894	1,948	2,074
Additional paid-in capital	232,582	232,182	228,586
Treasury stock, at cost (40, 39, 36 shares)	(2,001)	(1,939)	(1,748)
Deferred compensation	2,001	1,939	1,748
Accumulated other comprehensive loss	(15,603)	(27,485)	(12,394)
Retained earnings	304,626	321,148	352,527
Total stockholders’ equity	523,499	527,793	570,793
Total liabilities and stockholders’ equity	$869,216	$897,948	$910,103
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net sales	$419,351	$404,865
Cost of sales (exclusive of depreciation and amortization)	254,000	252,756

Gross profit	165,351	152,109

Selling, general and administrative expenses	109,212	114,514
Other costs (income)	68	(3)
Depreciation and amortization	16,461	14,394

Operating income	39,610	23,204
Interest expense	(74)	(176)

Income before income taxes	39,536	23,028
Provision for income taxes	13,551	7,421

Net income	$25,985	$15,607

Earnings per common share
Basic	$1.35	$0.74
Diluted	$1.33	$0.73

Cash dividends declared and paid per common share	$0.20	$0.15

Weighted average common shares outstanding
Basic	19,200	21,012
Diluted	19,569	21,366

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net income	$25,985	$15,607
Other Comprehensive Income:
Foreign currency translation adjustment	11,703	5,099
Change in fair value of cash flow hedges, net of income taxes of $(65)	179	—
Comprehensive income	$37,867	$20,706

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,985	$15,607
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	16,461	14,394
Stock-based compensation	6,544	3,868
Excess tax benefits from stock-based compensation	(1,008)	(794)
Deferred taxes	(5,349)	(868)
Deferred rent expense and lease incentives	(2,808)	(2,655)
Other	224	190
Changes in operating assets and liabilities:
Inventories	21,327	17,818
Prepaid expenses and other assets	1,348	2,830
Income taxes payable, net of prepayments	16,256	5,910
Accounts payable and other current liabilities	(51,807)	(42,405)
Deferred rent and other liabilities	1,122	(499)
Total adjustments	2,310	(2,211)
Net cash provided by operating activities	28,295	13,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(7,084)	(10,063)
Purchase of short-term investments	(30,000)	(36,280)
Redemption of short-term investments	11,299	29,000
Change in company-owned life insurance policies	(49)	(3)
Net cash used in investing activities	(25,834)	(17,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock, including transaction costs	(46,150)	(41,213)
Cash dividends paid	(3,803)	(3,130)
Borrowings under revolving credit facility	134,374	178,006
Repayments under revolving credit facility	(109,374)	(166,820)
Exercise of stock options	—	438
Excess tax benefits from stock-based compensation	1,008	794
Net cash used in financing activities	(23,945)	(31,925)
Effect of exchange rate changes on cash	8,751	3,866
Net decrease in cash and cash equivalents	(12,733)	(32,009)
Cash and cash equivalents, beginning of period	187,534	173,291
Cash and cash equivalents, end of period	$174,801	$141,282

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$2,525	$2,422
Cash paid during the period for interest	323	343
Decrease in accrued purchases of property and equipment	(1,713)	(3,384)

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of April 30, 2016 and May 2, 2015 and the results of its consolidated operations and cash flows for the thirteen weeks ended April 30, 2016 and May 2, 2015. The consolidated financial position as of January 30, 2016 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended April 30, 2016 and May 2, 2015 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	First Quarter 2016 — The thirteen weeks ended April 30, 2016.

•	First Quarter 2015 — The thirteen weeks ended May 2, 2015.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

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
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of a defined number of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of a defined range of restricted stock units which have performance criteria that must be achieved for the awards to vest (the "Target Shares") in addition to a service period requirement. For Performance Awards issued during fiscal 2014 and 2015 (the “2014 and 2015 Performance Awards”), an employee may earn from 0% to 300% of their Target Shares based on the achievement of adjusted earnings per share for a cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2014 and 2015 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016

(the “2016 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of adjusted earnings per share for a cumulative three-fiscal year performance period and adjusted operating margin expansion and adjusted return on invested capital achieved at the end of the performance period. The 2016 Performance Awards cliff vest, if earned, after completion of the three-year performance period. The fair value of the 2016 Performance Awards granted is based on the closing price of our common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of adjusted earnings per share, adjusted operating margin expansion and adjusted return on invested capital as they occur.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.7 million, $0.7 million, and $0.5 million at April 30, 2016, January 30, 2016 and May 2, 2015, respectively.  The value of the Deferred Compensation Plan assets was approximately $0.7 million, $0.7 million and $0.3 million at April 30, 2016, January 30, 2016 and May 2, 2015, respectively.  Company stock was $2.0 million, $1.9 million, and $1.7 million at April 30, 2016, January 30, 2016 and May 2, 2015, respectively.
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

During the first quarter of fiscal 2012, management approved a plan to exit its distribution center in Ontario, California (the "West Coast DC") and move the operations to its distribution center in Fort Payne, Alabama (the "Southeast DC"). The Company ceased operations at the West Coast DC in May 2012. The lease of the West Coast DC expired in March 2016.
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

The following table provides details of the remaining accruals for the West Coast DC and Northeast DC as of April 30, 2016, of which approximately $0.3 million was included in accrued expenses and other current liabilities and approximately $0.3 million was included in other long-term liabilities (dollars in thousands):

	Other Associated Costs	Lease Termination Costs	Total
Balance at January 30, 2016	$—	$770	$770
Restructuring costs	(27)	95	68
Payments and reductions	27	(307)	(280)
Balance at April 30, 2016	$—	$558	$558
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

Recently Adopted Accounting Standards

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for the Company beginning in its fiscal year 2017, including interim periods within those fiscal years, and early adoption is permitted. We are currently reviewing the potential impact of this standard.

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
The Company's Board of Directors has authorized the following share repurchase programs active during the First Quarter 2016 and the First Quarter 2015: (1) $100 million on March 3, 2014 (the "2014 Share Repurchase Program"); (2) $100 million on January 7, 2015 (the "2015 Share Repurchase Program"); and (3) $250 million on December 8, 2015 (the "2015 $250 Million Share Repurchase Program"). The 2014 Share Repurchase Program and the 2015 Share Repurchase Program have been completed. At April 30, 2016, there was approximately $227.1 million remaining on the 2015 $250 Million Share Repurchase Program. Under the 2015 $250 Million Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue a program at any time, and may thereafter reinstitute purchases, all without prior announcement.
Pursuant to the Company's practice, including due to restrictions imposed by the Company's insider trading policy during black-out periods, the Company withholds and retires shares of vesting stock awards and makes payments to taxing authorities as required by law to satisfy the withholding tax requirements of certain recipients. The Company's payment of the withholding taxes in exchange for the retired shares constitutes a purchase of its common stock. The Company also acquires shares of its common stock in conjunction with liabilities owed under the Company's Deferred Compensation Plan, which are held in treasury.
The following table summarizes the Company's share repurchases (in thousands):

	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015
	Shares	Value	Shares	Value
Shares repurchases related to:
2014 Share Repurchase Program	—	—	640	39,791
2015 Share Repurchase Program	310	20,726	7	449
2015 $250 Million Share Repurchase Program (1)	285	22,929	—	—
Withholding taxes and other	30	2,495	15	973
Shares acquired and held in treasury	1	$62	1	$66

(1)	Subsequent to April 30, 2016 and through May 23, 2016, the Company repurchased 0.1 million shares for approximately $6.4 million.

In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during the First Quarter 2016 and the First Quarter 2015, approximately $38.5 million and $34.0 million, respectively, were charged to retained earnings.
In the first quarter of fiscal 2014 the Company's Board of Directors first authorized a quarterly cash dividend. The First Quarter 2016 dividend of $0.20 per share was paid on April 28, 2016 to shareholders of record on the close of business on April 7, 2016. Related to the First Quarter 2016 dividend, $4.0 million was charged to retained earnings, of which $3.8 million related to cash dividends paid and $0.2 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. Related to the First Quarter 2015 dividend, $3.2 million was charged to retained earnings, of which $3.1 million related to cash dividends paid and $0.1 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
The Company's Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on July 7, 2016 to shareholders of record on the close of business on June 16, 2016. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Deferred Awards	$2,306	$3,217
Performance Awards	4,238	651
Total stock-based compensation expense (1)	$6,544	$3,868
____________________________________________

(1)
During the First Quarter 2016 and the First Quarter 2015, approximately $0.6 million and $0.5 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $2.6 million and $1.5 million for the First Quarter 2016 and the First Quarter 2015, respectively.
Awards Granted During the First Quarter 2016
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during the First Quarter 2016. Awards were also granted in connection with new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Generally, the Deferred Awards granted to the Board of Directors vest after one year. Performance Awards granted have a three-year performance period, and, if earned, vest upon completion of the three-year performance period. Depending on the final adjusted earnings per share achieved for the cumulative three-year performance period and adjusted operating margin expansion and adjusted return on invested capital achieved at the end of the performance period, the percentage of Target Shares earned range from 0% to 200%.

Changes in the Company’s Unvested Stock Awards during the First Quarter 2016
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	473	$54.62
Granted	19	69.02
Vested	(45)	50.02
Forfeited	(5)	58.25
Unvested Deferred Awards, end of period	442	$55.68

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $11.7 million as of April 30, 2016, which will be recognized over a weighted average period of approximately 1.9 years.
Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	375	$61.37
Granted	96	79.05
Vested shares, including shares vested in excess of target	(44)	46.34
Unvested Performance Awards, end of period	427	$66.91
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%; however, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion and adjusted return on invested capital as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $24.9 million as of April 30, 2016, which will be recognized over a weighted average period of approximately 2.2 years.
Stock Options
At April 30, 2016, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for the First Quarter 2016 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of period	15	$29.05	2.3	$455
Exercised	—	—	N/A	—
Options outstanding and exercisable, end of period	15	$29.05	2.0	$455

4.	NET INCOME PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net income	$25,985	$15,607

Basic weighted average common shares	19,200	21,012
Dilutive effect of stock awards	369	354
Diluted weighted average common shares	19,569	21,366
Antidilutive stock awards	2	1
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	April 30, 2016	January 30, 2016	May 2, 2015
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	35,548
Material handling equipment	10-15 yrs	48,345	48,345	48,479
Leasehold improvements	3-15 yrs	329,718	317,410	338,311
Store fixtures and equipment	3-10 yrs	229,170	218,566	232,304
Capitalized software	3-10 yrs	178,318	177,849	122,661
Construction in progress	—	9,082	8,357	32,049
		833,584	809,478	812,755
Accumulated depreciation and amortization		(550,136)	(518,498)	(503,207)
Property and equipment, net		$283,448	$290,980	$309,548

At April 30, 2016, the Company performed impairment testing on 1,053 stores with a total net book value of approximately $108.2 million. At May 2, 2015, the Company performed impairment testing on 1,051 stores with a total net book value of approximately $130.0 million.
As of April 30, 2016, January 30, 2016 and May 2, 2015, the Company had approximately $4.4 million, $6.1 million and $3.2 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in Accounts payable and Accrued expenses and other current liabilities.
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
As of April 30, 2016, the Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at April 30, 2016 was approximately $1.2 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement. In conjunction with amending the agreement in September 2015, the Company paid $0.3 million in additional deferred financing costs.
The table below presents the components (in millions) of the Company’s credit facility:

	April 30, 2016	January 30, 2016	May 2, 2015
Credit facility maximum	$250.0	$250.0	$200.0
Borrowing base	204.5	211.7	193.3

Outstanding borrowings	25.0	—	11.2
Letters of credit outstanding—merchandise	—	—	—
Letters of credit outstanding—standby	7.9	7.1	7.1
Utilization of credit facility at end of period	32.9	7.1	18.3

Availability (1)	$171.6	$204.6	$175.0

Interest rate at end of period	1.8%	4.0%	2.8%

	First Quarter 2016	Fiscal 2015	First Quarter 2015
Average end of day loan balance during the period	$25.3	$28.5	$24.7
Highest end of day loan balance during the period	46.4	67.5	50.4
Average interest rate	2.6%	2.7%	3.1%
____________________________________________

(1)	The sublimit availability for the letters of credit was $42.1 million, $42.9 million, and $42.9 million at April 30, 2016, January 30, 2016, and May 2, 2015, respectively.

7.	LEGAL AND REGULATORY MATTERS

During the First Quarter 2016, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
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
The Company’s effective tax rate for the First Quarter 2016 was 34.3% compared to 32.2% during the First Quarter 2015. The increase in the effective tax rate is due to the mix of income by jurisdiction and a tax benefit recorded for a reserve release in the First Quarter 2015, partially offset by a decrease in non-deductible expenses for fiscal 2016. The Company recognized less than $0.1 million in each of the First Quarter 2016 and First Quarter 2015, respectively, of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. Federal, state and local or foreign tax authorities for tax years 2011 and prior.
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
All derivative instruments are presented at gross fair value on the Condensed Consolidated Balance Sheets within either Prepaid expenses and other current assets or Accrued expenses and other current liabilities. As of April 30, 2016 the Company had foreign exchange forward contracts with an aggregate notional amount of $22.8 million and the fair value of the derivative instruments was an asset of $0.4 million and a liability of less than $0.1 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded in Cash Flows from Operating Activities within the Condensed Consolidated Statements of Cash Flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income (“OCI”) and reclassified into earnings within Cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within Selling, general & administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. Losses related to hedge ineffectiveness during the First Quarter 2016 were approximately $0.1 million. Assuming April 30, 2016 exchange rates remain constant, $0.2 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within Selling, general & administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of April 30, 2016.

10.	INTEREST EXPENSE
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Interest income	$317	$255

Less:
Interest expense – revolver	168	196
Interest expense – unused line fee	136	106
Interest expense – credit facilities	14	21
Amortization of deferred financing fees	68	88
Other interest and fees	5	20
Total interest expense	391	431
Interest expense	$(74)	$(176)

11.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and revenue from the Company's U.S. based wholesale customers. Included in The Children's Place International segment are the Company's Canadian based stores, revenue from the Company's Canadian wholesale customer and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of April 30, 2016, The Children’s Place U.S. operated 934 stores and The Children’s Place International operated 130 stores. As of May 2, 2015, The Children’s Place U.S. operated 959 stores and The Children’s Place International operated 133 stores.

The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net sales:
The Children’s Place U.S.	$375,107	$363,145
The Children’s Place International (1)	44,244	41,720
Total net sales	$419,351	$404,865
Gross profit:
The Children’s Place U.S.	$146,491	$136,520
The Children’s Place International	18,860	15,589
Total gross profit	$165,351	$152,109
Gross Margin:
The Children’s Place U.S.	39.1%	37.6%
The Children’s Place International	42.6%	37.4%
Total gross margin	39.4%	37.6%
Operating income:
The Children’s Place U.S. (2)	$34,154	$21,994
The Children’s Place International	5,456	1,210
Total operating income	$39,610	$23,204
Operating income as a percent of net sales:
The Children’s Place U.S.	9.1%	6.1%
The Children’s Place International	12.3%	2.9%
Total operating income	9.4%	5.7%
Depreciation and amortization:
The Children’s Place U.S.	$14,643	$12,870
The Children’s Place International	1,818	1,524
Total depreciation and amortization	$16,461	$14,394
Capital expenditures:
The Children’s Place U.S.	$6,804	$9,935
The Children’s Place International	280	128
Total capital expenditures	$7,084	$10,063

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

(2)	Includes costs incurred related to proxy contest costs and costs arising out of the restructuring of certain store and corporate operations of approximately $3.2 million during the First Quarter 2015.

	April 30, 2016	January 30, 2016	May 2, 2015
Total assets:
The Children’s Place U.S.	$710,666	$748,975	$761,504
The Children’s Place International	158,550	148,973	148,599
Total assets	$869,216	$897,948	$910,103

12.	SUBSEQUENT EVENTS
Subsequent to April 30, 2016 and through May 23, 2016, the Company repurchased 0.1 million shares for approximately $6.4 million, which brought total shares purchased under the 2015 $250 Million Share Repurchase Program to approximately $29.3 million.
The Company announced that its Board of Directors has declared a quarterly cash dividend of $0.20 per share to be paid on July 7, 2016 to shareholders of record on the close of business on June 16, 2016.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended January 30, 2016. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by weakness in the economy that continues to affect the Company’s target customer, the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	First Quarter 2016 — The thirteen weeks ended April 30, 2016.

•	First Quarter 2015 — The thirteen weeks ended May 2, 2015.

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

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. As of April 30, 2016, we operated 1,064 stores across North America, our e-commerce business at www.childrensplace.com, and had 110 international points of distribution open and operated by our six franchise partners in 16 countries.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S. based wholesale customers. Included in The Children's Place International segment are our Canadian based stores, revenue from the Company's Canadian wholesale customer, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of April 30, 2016, The Children’s Place U.S. operated 934 stores and The Children’s Place International operated 130 stores. As of May 2, 2015, The Children’s Place U.S. operated 959 stores and The Children’s Place International operated 133 stores.
Operating Highlights
Our Comparable Retail Sales increased 5.1% during the First Quarter 2016 and was positive across all divisions, all channels and in all three months. Net sales increased by $14.5 million, or 3.6%, to $419.4 million during the First Quarter 2016 from $404.9 million during the First Quarter 2015.
Gross Margin increased 180 basis points during the First Quarter 2016. The increase in consolidated Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Comparable Retail Sales.
SG&A decreased $5.3 million to $109.2 million during the First Quarter 2016 from $114.5 million during the First Quarter 2015. As a percentage of net sales SG&A decreased 230 basis points to 26.0% during the First Quarter 2016 from 28.3% during the First Quarter 2015. The comparability of our SG&A was affected by income related to the restructuring of certain store and corporate operations of approximately $0.4 million for the First Quarter 2016 and costs incurred related to proxy contest costs and costs arising out of the restructuring of certain store and corporate operations of approximately $3.2 million for the First Quarter 2015. Excluding this impact our SG&A decreased approximately $1.7 million for the First Quarter 2016 from the First Quarter 2015, and leveraged 140 basis points. The leverage was primarily due to a reduction in store and administrative expenses partially offset by increased incentive compensation expenses. Managing company-wide expenses has been, and will continue to be, a key focus for the entire Company.
We continued our international store expansion program with our franchise partners and ended the First Quarter 2016 with 110 points of distribution, operating in 16 countries. We expect to open approximately 40 points of distribution in fiscal 2016. We have also decided to accelerate the timing of our investment in the China market so that we can be in a position to begin selling on-line there in early 2017.

We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 200 underperforming stores through fiscal 2017, which includes the five stores we closed during the First Quarter 2016, the 32 stores we closed in fiscal 2015, the 35 stores we closed in fiscal 2014 and the 41 stores we closed during fiscal 2013. During fiscal 2016, we plan to open seven stores and close 35 stores, which include the five stores closed during the First Quarter 2016. Our customer segmentation analysis helps us to better understand customer shopping habits at the store level in order to understand what our store portfolio should look like. These closures should ultimately result in operating margin accretion due to sales transfer and the elimination of the underperforming locations. In those markets where we have closed stores, we are seeing the neighboring stores along with the e-commerce business become more productive from both a Comparative Retail Sales and profitability perspective. These results further our commitment to executing this optimization program while dramatically slowing down new store openings.

We continue to make progress on our business transformation initiatives in an effort to improve sales and margin. The insights from the implementation of our assortment planning and allocation and replenishment tools are delivering Gross Margin and inventory productivity benefits by adding enhanced data driven analytics to our internal processes leading to a better optimization of our overall buys and a better matching of the breadth of assortment with the depth of inventory. During fiscal 2016 we plan to go live with an enhanced order planning and forecasting tool, the first phase of our markdown optimization initiative and the implementation of our size and pack optimization tool. Additionally, our digital initiatives continue to gain traction and are focused on driving improvements in customer acquisition, retention and engagement. We are moving into the next phase of our mobile first digital transformation, prioritizing enhancements in checkout, search, browse and navigate and we will pilot our first omni-channel initiative in the second half of fiscal 2016.

Due in part to these initiatives and a continued focus on inventory management, inventory was down $30.8 million, or 11%, as of April 30, 2016 compared to May 2, 2015.

We continue to be committed to returning capital to shareholders. During the First Quarter 2016 we repurchased $43.7 million in stock and as of April 30, 2016, there was approximately $227.1 million remaining on the 2015 $250 Million Share Repurchase Program. During the First Quarter 2016 we paid cash dividends of $3.8 million and our second quarter 2016 dividend of $0.20 per share will be paid on July 7, 2016 to shareholders of record on the close of business on June 16, 2016.

We reported net income of $26.0 million during the First Quarter 2016 compared to $15.6 million during the First Quarter 2015, due to the factors discussed above.  Earnings per diluted share was $1.33 in the First Quarter 2016 compared to $0.73 in the First Quarter 2015.  This increase in earnings per share is due to the increase in net income for the quarter and a lower weighted average common shares outstanding of approximately 1.8 million, which is primarily the result of our share repurchase program.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Average Translation Rates (1)
Canadian Dollar	0.7538	0.8019
Hong Kong Dollar	0.1288	0.1290
China Yuan Renminbi	0.1536	0.1606
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the First Quarter 2016, the effects of these translation rate changes on net sales and operating income were decreases of approximately $2.2 million and $0.4 million, respectively.  Net sales are affected only by the Canadian dollar translation rates.  In addition, translation rate changes affect the gross profit of our Canadian subsidiary because its inventory purchases are priced in U.S. dollars; however, during the second quarter of fiscal 2015 we began entering into foreign exchange forward contracts to mitigate the variability of cash flows associated with these inventory purchases.

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
Inventory Valuation- We value inventory at the lower of cost or market ("LCM"), with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the LCM calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our LCM reserve as of April 30, 2016 would have impacted net income by approximately $0.2 million.  Our reserve balance at April 30, 2016 was approximately $3.4 million compared to $3.0 million at May 2, 2015.

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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards") and each Performance Award has a defined number of shares that an employee can earn (the "Target Shares"). With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during fiscal 2014 and fiscal 2015 (the “2014 and 2015 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. 2014 and 2015 Performance Awards generally cliff vest, if earned, after the completion of the applicable three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016 (the “2016 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of adjusted earnings per share for a cumulative three-fiscal year performance period and adjusted operating margin expansion and adjusted return on invested capital achieved at the end of the performance period. The 2016 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period. The fair value of the 2016 Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2016 net income by approximately $0.3 million.

The expense for Performance Awards is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the applicable performance periods. To the extent that actual operating results for fiscal years 2016, 2017 and 2018 differ from our estimates, future performance share compensation expense could be significantly different. For 2014 and 2015 Performance Awards for which the applicable performance periods have not concluded a 10% decrease in our cumulative projected adjusted earnings per share would have caused an approximate $3.6 million decrease to stock-based compensation expense for the First Quarter 2016. For 2016 Performance Awards for which the applicable performance periods have not concluded a 10% increase or decrease in our cumulative projected adjusted earnings per share, adjusted operating margin expansion and adjusted return on invested capital would not have caused a material increase or decrease to stock-based compensation expense for the First Quarter 2016.
Stock Options
We have not issued stock options since fiscal 2008; however, certain issued stock options remain outstanding.  The fair value of all outstanding stock options was estimated using the Black-Scholes option pricing model based on a Monte Carlo simulation, which requires extensive use of accounting judgment and financial estimates, including estimates of how long employees will hold their vested stock options before exercise, the estimated volatility of our common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.  All exercise prices were based on the average of the high and low of the selling price of our common stock on the grant date.  There is no unamortized stock compensation at April 30, 2016.
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of April 30, 2016 would have impacted net income by approximately $0.7 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At April 30, 2016, the average net book value per store was approximately $0.1 million.
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

Recently Adopted Accounting Standards

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for the Company beginning in its fiscal year 2017, including interim periods within those fiscal years, and early adoption is permitted. We are currently reviewing the potential impact of this standard.

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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, Gross Profit increased approximately 180 basis points to 39.4% of net sales during the First Quarter 2016 from 37.6% during the First Quarter 2015.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	60.6	62.4
Gross profit	39.4	37.6
Selling, general and administrative expenses	26.0	28.3
Depreciation and amortization	3.9	3.6
Operating income	9.4	5.7
Income before income taxes	9.4	5.7
Provision for income taxes	3.2	1.8
Net income	6.2%	3.9%
Number of Company-operated stores, end of period	1,064	1,092
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net sales:
The Children’s Place U.S.	$375,107	$363,145
The Children’s Place International	44,244	41,720
Total net sales	$419,351	$404,865
Gross profit:
The Children’s Place U.S.	$146,491	$136,520
The Children’s Place International	18,860	15,589
Total gross profit	$165,351	$152,109
Gross Margin:
The Children’s Place U.S.	39.1%	37.6%
The Children’s Place International	42.6%	37.4%
Total gross margin	39.4%	37.6%

The First Quarter 2016 Compared to the First Quarter 2015

Net sales increased by $14.5 million, or 3.6%, to $419.4 million during the First Quarter 2016 from $404.9 million during the First Quarter 2015.  Our net sales increase resulted from a Comparable Retail Sales increase of 5.1%, or $19.5 million, partially offset by a $2.8 million decrease in sales due to fewer store openings, as well as other sales that did not qualify as comparable sales, and unfavorable changes in the Canadian exchange rate of $2.2 million.
The Children’s Place U.S. net sales increased $12.0 million, or 3.3%, to $375.1 million in the First Quarter 2016 compared to $363.1 million in the First Quarter 2015.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 4.4%.
The Children’s Place International net sales increased $2.5 million, or 6.0%, to $44.2 million in the First Quarter 2016 compared to $41.7 million in the First Quarter 2015.  The increase resulted primarily from a Canadian Comparable Retail Sales increase of 12.8% partially offset by unfavorable changes in the Canadian exchange rate.
During the First Quarter 2016, we closed five stores, three in the United States and two in Canada. During the First Quarter 2015, we opened two stores in the United States, and closed seven stores, six in the United States and one in Canada.
Gross profit increased by $13.3 million to $165.4 million during the First Quarter 2016 from $152.1 million during the First Quarter 2015.  Consolidated Gross Margin increased 180 basis points to 39.4% during the First Quarter 2016 from 37.6%

during the First Quarter 2015. The leverage in consolidated Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Comparable Retail Sales.
Gross Margin at The Children's Place U.S. increased 150 basis points from 37.6% in the First Quarter 2015 to 39.1% in the First Quarter 2016. The increase in The Children's Place U.S. Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive U.S. Comparable Retail Sales.
Gross Margin at The Children's Place International increased 520 basis points from 37.4% in the First Quarter 2015 to 42.6% in the First Quarter 2016. The increase in The Children's Place International Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Canadian Comparable Retail Sales partially offset by the dilutive impact on gross margin of channel expansion.
Selling, general and administrative expenses decreased $5.3 million to $109.2 million during the First Quarter 2016 from $114.5 million during the First Quarter 2015. As a percentage of net sales SG&A decreased 230 basis points to 26.0% during the First Quarter 2016 from 28.3% during the First Quarter 2015. The comparability of our SG&A was affected by income related to the restructuring of certain store and corporate operations of approximately $0.4 million for the First Quarter 2016 and costs incurred related to proxy contest costs and costs arising out of the restructuring of certain store and corporate operations of approximately $3.2 million for the First Quarter 2015. Excluding this impact our SG&A decreased approximately $1.7 million for the First Quarter 2016 from the First Quarter 2015, and leveraged 140 basis points. The leverage was primarily due to a reduction in store and administrative expenses partially offset by increased incentive compensation expenses.
Depreciation and amortization was $16.5 million during the First Quarter 2016 compared to $14.4 million during the First Quarter 2015 reflecting increased depreciation associated with certain business transformation related systems.
Provision for income taxes was $13.6 million during the First Quarter 2016 compared to $7.4 million during the First Quarter 2015.  Our effective tax rate was 34.3% and 32.2% in the First Quarter 2016 and the First Quarter 2015, respectively. The increase in the effective tax rate is due to the mix of income by jurisdiction and a tax benefit recorded for a reserve release in the First Quarter 2015, partially offset by a decrease in non-deductible expenses for fiscal 2016.
Net income was $26.0 million during the First Quarter 2016 compared to $15.6 million during the First Quarter 2015, due to the factors discussed above.  Earnings per diluted share was $1.33 in the First Quarter 2016 compared to $0.73 in the First Quarter 2015.  This increase in earnings per share is due to the increase in net income for the quarter and a lower weighted average common shares outstanding of approximately 1.8 million, which is primarily the result of our share repurchase program.

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
Our working capital decreased $6.2 million to $306.0 million at April 30, 2016 compared to $312.2 million at May 2, 2015.  This decrease is primarily due to lower inventory balances. During the First Quarter 2016, under our share repurchase programs, we repurchased approximately 0.6 million shares for approximately $43.7 million.  During the First Quarter 2015, under our share repurchase programs, we repurchased approximately 0.6 million shares for approximately $40.2 million. We also paid cash dividends of $3.8 million and $3.1 million during the First Quarter 2016 and First Quarter 2015, respectively. Subsequent to April 30, 2016 and through May 23, 2016, we repurchased 0.1 million shares for approximately $6.4 million and announced that we declared a quarterly cash dividend of $0.20 per share to be paid on July 7, 2016 to shareholders of record on the close of business on June 16, 2016.
Our credit facility provides for borrowings up to the lesser of $250.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At April 30, 2016, we had $25.0 million of outstanding borrowings and $171.6 million available for borrowing. In addition, at April 30, 2016, we had $7.9 million of outstanding letters of credit with an additional $42.1 million available for issuing letters of credit.
As of April 30, 2016, we had $174.8 million of cash and cash equivalents, of which approximately $162.7 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $104.2 million was in our Canadian subsidiaries, approximately $46.9 million was in our Hong Kong subsidiaries and approximately $11.6 million was in other foreign subsidiaries. As of April 30, 2016 we also had a short-term investment of $58.8 million in Hong Kong. Because all of our earnings in our foreign subsidiaries are permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
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
As of April 30, 2016, we have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at April 30, 2016 was approximately $1.2 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement. In conjunction with amending the agreement in September 2015, the Company paid $0.3 million in additional deferred financing costs.
Cash Flows/Capital Expenditures
During the First Quarter 2016, cash flows provided by operating activities were $28.3 million compared to $13.4 million during the First Quarter 2015. The net increase of $14.9 million in cash from operating activities resulted primarily from operating performance.
During the First Quarter 2016 cash flows used in investing activities were $25.8 million compared to $17.3 million during the First Quarter 2015. This change was primarily due to an $18.7 million net purchase of short-term investments during the First Quarter 2016 compared to $7.3 million during the First Quarter 2015 and a $3.0 million decrease in purchases of property and equipment.
During the First Quarter 2016, cash flows used in financing activities were $23.9 million compared to $31.9 million during the First Quarter 2015.  The decrease primarily resulted from an increase in borrowings under our revolving credit facility partially offset by an increase in purchases of our common stock pursuant to our share repurchase programs.

We anticipate that total capital expenditures will be in the range of $50-60 million in fiscal 2016 compared to $42 million in fiscal 2015. Our ability to continue to meet our capital requirements in fiscal 2016 depends on our cash on hand, our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During the First Quarter 2016, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
All derivative instruments are presented at gross fair value on the Condensed Consolidated Balance Sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of April 30, 2016 we had foreign exchange forward contracts with an aggregate notional amount of $22.8 million and the fair value of the derivative instruments was an asset of $0.4 million and a liability of less than $0.1 million.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of April 30, 2016, we had $25.0 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of April 30, 2016, net assets in Canada and Hong Kong were approximately $110.9 million and $141.6 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $11.1 million and $14.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of April 30, 2016, we had approximately $162.7 million of our cash and cash equivalents held in foreign countries, of which approximately $104.2 million was in Canada, approximately $46.9 million was in Hong Kong and approximately $11.6 million was in other foreign countries. As of April 30, 2016, we had short-term investments of $58.8 million held in Hong Kong which are U.S. dollar denominated time deposits with banking institutions in Hong Kong that have six month maturity dates.

Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, First Quarter 2016 net sales could have decreased or increased by approximately $3.9 million and total costs and expenses could have decreased or increased by approximately $4.3 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At April 30, 2016, we had foreign currency denominated receivables and payables, including inter-company balances, of $9.1 million and $3.4 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in US dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we began entering into foreign exchange forward contracts in the second quarter of fiscal 2015. As of April 30, 2016 we had foreign exchange forward contracts with an aggregate notional amount of $22.8 million and the fair value of the derivative instruments was an asset of $0.4 million and a liability of less than $0.1 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $2.5 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of April 30, 2016. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of April 30, 2016, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Certain legal proceedings in which we are involved are discussed in Note 10 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 30, 2016. See Note 7 to the accompanying condensed consolidated financial statements for a discussion of any recent developments concerning our legal proceedings.

Item 1A.	RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended January 30, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company's Board of Directors has authorized the following share repurchase programs active during the First Quarter 2016: (1) $100 million on January 7, 2015 (the "2015 Share Repurchase Program"); and (2) $250 million on December 8, 2015 (the "2015 $250 Million Share Repurchase Program"). The 2015 Share Repurchase Program was completed during the First Quarter 2016. Under the 2015 $250 Million Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
1/31/16-2/27/16 (1)	191,472	$64.49	190,100	$258,515
2/28/16-4/2/16 (2)	205,256	75.14	204,617	243,135
4/3/16-4/30/16 (3)	229,670	80.26	200,574	227,121
Total	626,398	$73.76	595,291	$227,121
____________________________________________

(1)
Includes 995 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 377 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Includes 639 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(3)	Includes 29,096 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	May 25, 2016	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 25, 2016	By:	/S/ ANURUP PRUTHI
ANURUP PRUTHI
Chief Financial Officer
(Principal Accounting and Financial Officer)