Form 10-Q
period 2016-07-30
Childrens Place, Inc.
filed 2016-08-31
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of August 29, 2016 was 18,354,296 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	July 30, 2016	January 30, 2016	August 1, 2015
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,829	$187,534	$145,753
Short-term investments	75,100	40,100	59,580
Accounts receivable	35,255	26,315	31,283
Inventories	296,584	268,831	314,030
Prepaid expenses and other current assets	31,071	43,042	50,260
Deferred income taxes	18,703	15,486	15,381
Total current assets	627,542	581,308	616,287
Long-term assets:
Property and equipment, net	277,195	290,980	307,100
Deferred income taxes	25,368	22,230	35,256
Other assets	3,432	3,430	3,311
Total assets	$933,537	$897,948	$961,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$43,860	$—	$29,584
Accounts payable	198,675	154,541	193,723
Income taxes payable	4,635	1,611	2,571
Accrued expenses and other current liabilities	111,994	118,870	119,363
Total current liabilities	359,164	275,022	345,241
Long-term liabilities:
Deferred rent liabilities	66,201	70,250	75,078
Other tax liabilities	10,132	9,713	5,827
Other long-term liabilities	15,620	15,170	6,983
Total liabilities	451,117	370,155	433,129
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 18,565, 19,479 and 20,457 issued; 18,524, 19,440 and 20,420 outstanding	1,857	1,948	2,046
Additional paid-in capital	233,900	232,182	229,792
Treasury stock, at cost (41, 39 and 37 shares)	(2,063)	(1,939)	(1,813)
Deferred compensation	2,063	1,939	1,813
Accumulated other comprehensive loss	(19,761)	(27,485)	(20,264)
Retained earnings	266,424	321,148	317,251
Total stockholders’ equity	482,420	527,793	528,825
Total liabilities and stockholders’ equity	$933,537	$897,948	$961,954
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$371,416	$366,455	$790,767	$771,320
Cost of sales (exclusive of depreciation and amortization)	247,545	251,451	501,545	504,207

Gross profit	123,871	115,004	289,222	267,113

Selling, general and administrative expenses	107,903	118,342	217,115	232,856
Asset impairment charges	2,826	1,452	2,826	1,452
Other costs	191	76	259	73
Depreciation and amortization	15,891	15,252	32,352	29,646

Operating income (loss)	(2,940)	(20,118)	36,670	3,086
Interest expense	(176)	(205)	(250)	(381)

Income (loss) before income taxes	(3,116)	(20,323)	36,420	2,705
Provision (benefit) for income taxes	(1,105)	(6,628)	12,446	793

Net income (loss)	$(2,011)	$(13,695)	$23,974	$1,912

Earnings (loss) per common share
Basic	$(0.11)	$(0.67)	$1.26	$0.09
Diluted	$(0.11)	$(0.67)	$1.24	$0.09

Cash dividends declared and paid per common share	$0.20	$0.15	$0.40	$0.30

Weighted average common shares outstanding
Basic	18,811	20,576	19,006	20,794
Diluted	18,811	20,576	19,357	21,059

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income (loss)	$(2,011)	$(13,695)	$23,974	$1,912
Other Comprehensive Income:
Foreign currency translation adjustment	(4,114)	(8,099)	7,589	(3,000)
Change in fair value of cash flow hedges, net of income taxes of $16, $(83), $(49) and $(83), respectively	(44)	229	135	229
Comprehensive income (loss)	$(6,169)	$(21,565)	$31,698	$(859)

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,974	$1,912
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	32,352	29,646
Stock-based compensation	12,631	8,174
Excess tax benefits from stock-based compensation	(1,470)	(1,064)
Deferred taxes	(10,468)	(126)
Asset impairment charges	2,826	1,452
Deferred rent expense and lease incentives	(5,458)	(4,936)
Other	532	624
Changes in operating assets and liabilities:
Inventories	(25,972)	(17,409)
Prepaid expenses and other assets	(6,123)	(1,778)
Income taxes payable, net of prepayments	18,399	(6,192)
Accounts payable and other current liabilities	32,670	31,984
Deferred rent and other liabilities	1,290	(2,186)
Total adjustments	51,209	38,189
Net cash provided by operating activities	75,183	40,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(16,036)	(20,149)
Purchase of short-term investments	(75,100)	(59,580)
Redemption of short-term investments	40,100	52,000
Change in company-owned life insurance policies	(151)	14
Net cash used in investing activities	(51,187)	(27,715)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock, including transaction costs	(84,693)	(63,375)
Cash dividends paid	(7,556)	(6,199)
Borrowings under revolving credit facility	279,815	315,093
Repayments under revolving credit facility	(235,955)	(285,509)
Exercise of stock options	438	438
Excess tax benefits from stock-based compensation	1,470	1,064
Net cash used in financing activities	(46,481)	(38,488)
Effect of exchange rate changes on cash	5,780	(1,436)
Net decrease in cash and cash equivalents	(16,705)	(27,538)
Cash and cash equivalents, beginning of period	187,534	173,291
Cash and cash equivalents, end of period	$170,829	$145,753

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$3,632	$6,721
Cash paid during the period for interest	794	723
Increase (decrease) in accrued purchases of property and equipment	562	(1,270)

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of July 30, 2016 and August 1, 2015 and the results of its consolidated operations and cash flows for the twenty-six weeks ended July 30, 2016 and August 1, 2015. The consolidated financial position as of January 30, 2016 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the twenty-six weeks ended July 30, 2016 and August 1, 2015 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	Second Quarter 2016 — The thirteen weeks ended July 30, 2016.

•	Second Quarter 2015 — The thirteen weeks ended August 1, 2015.

•	Year-To-Date 2016 — The twenty-six weeks ended July 30, 2016.

•	Year-To-Date 2015 — The twenty-six weeks ended August 1, 2015.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

•
FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants.

Short-term Investments
Short-term investments consist of investments which the Company expects to convert into cash within one year, including time deposits, which have original maturities greater than 90 days. The Company classifies its investments in securities at the time of purchase as held-to-maturity and reevaluates such classifications on a quarterly basis. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost and adjusted for the amortization of premiums and discounts, which approximates fair value. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company's consolidated statements of cash flows. All of the Company's short-term investments are U.S. dollar denominated time deposits with banking institutions in Hong Kong that have six month maturity dates from inception.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.8 million, $0.7 million, and $0.7 million at July 30, 2016, January 30, 2016 and August 1, 2015, respectively.  The value of the Deferred Compensation Plan assets was approximately $0.8 million, $0.7 million and $0.3 million at July 30, 2016, January 30, 2016 and August 1, 2015, respectively.  Company stock was $2.1 million, $1.9 million, and $1.8 million at July 30, 2016, January 30, 2016 and August 1, 2015, respectively.
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

During the third quarter of fiscal 2012, management approved a plan to close the Company's distribution center in Dayton, New Jersey ("Northeast DC") and move the operations to its distribution center in Fort Payne, Alabama. The Company ceased operations in the Northeast DC during the fourth quarter of fiscal 2012. The lease of the Northeast DC expires in January 2021 and the Company has subleased this facility through January 2021.

The following table provides details of the remaining accruals for the Northeast DC as of July 30, 2016, of which approximately $0.2 million was included in accrued expenses and other current liabilities and approximately $0.3 million was included in other long-term liabilities (dollars in thousands):

	Other Associated Costs	Lease Termination Costs	Total
Balance at January 30, 2016	$—	$770	$770
Restructuring costs	(27)	286	259
Payments and reductions	27	(583)	(556)
Balance at July 30, 2016	$—	$473	$473
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
The Company's Board of Directors has authorized the following share repurchase programs active during Year-To-Date 2016 and Year-To-Date 2015: (1) $100 million on March 3, 2014 (the "2014 Share Repurchase Program"); (2) $100 million on January 7, 2015 (the "2015 Share Repurchase Program"); and (3) $250 million on December 8, 2015 (the "2015 $250 Million Share Repurchase Program"). The 2014 Share Repurchase Program and the 2015 Share Repurchase Program have been completed. At July 30, 2016, there was approximately $192.0 million remaining on the 2015 $250 Million Share Repurchase Program. Under the 2015 $250 Million Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue a program at any time, and may thereafter reinstitute purchases, all without prior announcement.
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
The following table summarizes the Company's share repurchases (in thousands):

	Twenty-six Weeks Ended
	July 30, 2016		August 1, 2015
	Shares	Value	Shares	Value
Shares repurchases related to:
2014 Share Repurchase Program	—	—	640	39,791
2015 Share Repurchase Program	310	20,726	331	21,867
2015 $250 Million Share Repurchase Program (1)	740	57,993	—	—
Withholding taxes and other	78	5,974	27	1,717
Shares acquired and held in treasury	2	$124	2	$131

(1)	Subsequent to July 30, 2016 and through August 29, 2016, the Company repurchased 0.2 million shares for approximately $14.5 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2016 and Year-To-Date 2015, approximately $70.8 million and $52.3 million, respectively, were charged to retained earnings.
In the first quarter of fiscal 2014 the Company's Board of Directors first authorized a quarterly cash dividend. The Second Quarter 2016 dividend of $0.20 per share was paid on July 7, 2016 to shareholders of record on the close of business on June 16, 2016. Related to dividends paid during Year-To-Date 2016, $7.9 million was charged to retained earnings, of which $7.6 million related to cash dividends paid and $0.3 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. Related to dividends paid during Year-To-Date 2015, $6.4 million was charged to retained earnings, of which $6.2 million related to cash dividends paid and $0.2 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
The Company's Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on October 6, 2016 to shareholders of record on the close of business on September 16, 2016. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Deferred Awards	$2,121	$2,477	$4,427	$5,694
Performance Awards	3,966	1,829	8,204	2,480
Total stock-based compensation expense (1)	$6,087	$4,306	$12,631	$8,174
____________________________________________

(1)
During the Second Quarter 2016 and the Second Quarter 2015, approximately $0.9 million and $0.9 million, respectively, were included in cost of sales. During Year-To-Date 2016 and Year-To-Date 2015, approximately $1.5 million and $1.4 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $5.0 million and $3.2 million for Year-To-Date 2016 and Year-To-Date 2015, respectively.
Awards Granted During Year-To-Date 2016
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during Year-To-Date 2016. Awards were also granted in connection with new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Generally, the Deferred Awards granted to members of the Board of Directors vest after one year. Performance Awards granted during Year-To-Date 2016 have a three-year performance period, and, if earned, vest upon completion of the three-year performance period. Depending on the final adjusted earnings per share achieved for the cumulative three-year performance period and adjusted operating margin expansion and adjusted return on invested capital achieved at the end of the performance period, the percentage of Target Shares earned range from 0% to 200%.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2016
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	473	$54.62
Granted	182	71.49
Vested	(145)	54.39
Forfeited	(18)	59.66
Unvested Deferred Awards, end of period	492	$60.73

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $20.0 million as of July 30, 2016, which will be recognized over a weighted average period of approximately 2.2 years.
Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	375	$61.37
Granted	204	75.19
Vested shares, including shares vested in excess of target	(54)	48.26
Forfeited	(3)	62.50
Unvested Performance Awards, end of period	522	$68.12
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%; however, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion and adjusted return on invested capital as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $31.9 million as of July 30, 2016, which will be recognized over a weighted average period of approximately 2.1 years.
Stock Options
At July 30, 2016, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Year-To-Date 2016 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of period	15	$29.05	2.3	$455
Exercised	(15)	29.05	N/A	675
Options outstanding and exercisable, end of period	—	$—	0.0	$—

4.	NET INCOME (LOSS) PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income (loss)	$(2,011)	$(13,695)	$23,974	$1,912

Basic weighted average common shares	18,811	20,576	19,006	20,794
Dilutive effect of stock awards	—	—	351	265
Diluted weighted average common shares	18,811	20,576	19,357	21,059
Antidilutive stock awards	2	821	1	1
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.
The diluted loss per share amounts presented in the condensed consolidated statements of operations for the Second Quarter 2016 and Second Quarter 2015 exclude the dilutive effect of stock awards, which would have been anti-dilutive as a result of the net loss for those periods.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	July 30, 2016	January 30, 2016	August 1, 2015
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	35,548
Material handling equipment	10-15 yrs	48,345	48,345	48,479
Leasehold improvements	3-15 yrs	326,292	317,410	336,327
Store fixtures and equipment	3-10 yrs	227,528	218,566	231,964
Capitalized software	3-10 yrs	181,957	177,849	128,051
Construction in progress	—	15,641	8,357	39,317
		838,714	809,478	823,089
Accumulated depreciation and amortization		(561,519)	(518,498)	(515,989)
Property and equipment, net		$277,195	$290,980	$307,100

At July 30, 2016, the Company performed impairment testing on 1,062 stores with a total net book value of approximately $106.5 million. During the Second Quarter 2016, the Company recorded asset impairment charges of $1.5 million for 12 stores, of which four were fully impaired and eight were partially impaired. At July 30, 2016, the aggregate net book value of the stores that were partially impaired was approximately $0.7 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows.
The Company has established a strategic business transformation through technology plan and as part of this plan the Company concluded that certain development costs previously incurred were no longer relevant and deemed certain systems to be obsolete and needed to be replaced by enhanced capabilities in order to incorporate industry best practices. Accordingly, during the Second Quarter 2016 the Company recorded asset impairment charges of $1.3 million related to the write-down of some previously capitalized development costs and obsolete systems.
At August 1, 2015, the Company performed impairment testing on 1,049 stores with a total net book value of approximately $124.4 million. During the Second Quarter 2015, the Company recorded asset impairment charges of $1.5 million for 10 stores, of which two were fully impaired and eight were partially impaired.

As of July 30, 2016, January 30, 2016 and August 1, 2015, the Company had approximately $6.7 million, $6.1 million and $5.3 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in Accounts payable and Accrued expenses and other current liabilities.
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
As of July 30, 2016, the Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at July 30, 2016 was approximately $1.1 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement. In conjunction with amending the agreement in September 2015, the Company paid $0.3 million in additional deferred financing costs.

The table below presents the components (in millions) of the Company’s credit facility:

	July 30, 2016	January 30, 2016	August 1, 2015
Credit facility maximum	$250.0	$250.0	$200.0
Borrowing base	249.2	211.7	200.0

Outstanding borrowings	43.9	—	29.6
Letters of credit outstanding—merchandise	—	—	—
Letters of credit outstanding—standby	7.9	7.1	7.1
Utilization of credit facility at end of period	51.8	7.1	36.7

Availability (1)	$197.4	$204.6	$163.3

Interest rate at end of period	2.0%	4.0%	2.0%

	Year-To-Date 2016	Fiscal 2015	Year-To-Date 2015
Average end of day loan balance during the period	$39.3	$28.5	$33.7
Highest end of day loan balance during the period	75.1	67.5	67.5
Average interest rate	2.4%	2.7%	2.7%
____________________________________________

(1)	The sublimit availability for the letters of credit was $42.1 million, $42.9 million, and $42.9 million at July 30, 2016, January 30, 2016, and August 1, 2015, respectively.

7.	LEGAL AND REGULATORY MATTERS

During the Second Quarter 2016, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
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
The Company’s effective tax rate for the Second Quarter 2016 and Year-To-Date 2016 was 35.5% and 34.2%, respectively, compared to 32.6% and 29.3% during the Second Quarter 2015 and Year-To-Date 2015, respectively. The increase in the effective tax rate is due to the mix of income by jurisdiction and a tax benefit recorded for a reserve release in the first quarter of fiscal 2015, partially offset by a decrease in non-deductible expenses for fiscal 2016.
The Company recognized $0.1 million and $0.2 million during the Second Quarter 2016 and Year-To-Date 2016, respectively, of additional interest expense related to its unrecognized tax benefits. During the Second Quarter 2015 and Year-To-Date 2015 the Company recognized less than $0.1 million and $0.1 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
All derivative instruments are presented at gross fair value on the Condensed Consolidated Balance Sheets within either Prepaid expenses and other current assets or Accrued expenses and other current liabilities. As of July 30, 2016 the Company had foreign exchange forward contracts with an aggregate notional amount of $14.0 million and the fair value of the derivative instruments was an asset of $0.8 million and a liability of less than $0.1 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded in Cash Flows from Operating Activities within the Condensed Consolidated Statements of Cash Flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income (“OCI”) and reclassified into earnings within Cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within Selling, general & administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. Gains related to hedge ineffectiveness during Year-To-Date 2016 were immaterial. Assuming July 30, 2016 exchange rates remain constant, $0.1 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within Selling, general & administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of July 30, 2016.

10.	INTEREST EXPENSE
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Interest income	$364	$264	$681	$518

Less:
Interest expense – revolver	298	272	466	468
Interest expense – unused line fee	117	91	252	196
Interest expense – credit facilities	15	18	29	39
Amortization of deferred financing fees	68	88	136	176
Other interest and fees	42	—	48	20
Total interest expense	540	469	931	899
Interest expense	$(176)	$(205)	$(250)	$(381)

11.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and revenue from the Company's U.S. based wholesale customers. Included in The Children's Place International segment are the Company's Canadian based stores, revenue from the Company's Canadian wholesale customer and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of July 30, 2016, The Children’s Place U.S. operated 932 stores and The Children’s Place International operated 132 stores. As of August 1, 2015, The Children’s Place U.S. operated 953 stores and The Children’s Place International operated 133 stores.

The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales:
The Children’s Place U.S.	$319,189	$316,212	$694,296	$679,357
The Children’s Place International (1)	52,227	50,243	96,471	91,963
Total net sales	$371,416	$366,455	$790,767	$771,320
Gross profit:
The Children’s Place U.S.	$103,735	$95,604	$250,226	$232,124
The Children’s Place International	20,136	19,400	38,996	34,989
Total gross profit	$123,871	$115,004	$289,222	$267,113
Gross Margin:
The Children’s Place U.S.	32.5%	30.2%	36.0%	34.2%
The Children’s Place International	38.6%	38.6%	40.4%	38.0%
Total gross margin	33.4%	31.4%	36.6%	34.6%
Operating income (loss):
The Children’s Place U.S. (2)	$(8,617)	$(23,227)	$25,537	$(1,233)
The Children’s Place International	5,677	3,109	11,133	4,319
Total operating income (loss)	$(2,940)	$(20,118)	$36,670	$3,086
Operating income (loss) as a percent of net sales:
The Children’s Place U.S.	(2.7)%	(7.3)%	3.7%	(0.2)%
The Children’s Place International	10.9%	6.2%	11.5%	4.7%
Total operating income (loss)	(0.8)%	(5.5)%	4.6%	0.4%
Depreciation and amortization:
The Children’s Place U.S.	$14,889	$13,599	$29,532	$26,469
The Children’s Place International	1,002	1,653	2,820	3,177
Total depreciation and amortization	$15,891	$15,252	$32,352	$29,646
Capital expenditures:
The Children’s Place U.S.	$8,025	$9,512	$14,829	$19,447
The Children’s Place International	927	574	1,207	702
Total capital expenditures	$8,952	$10,086	$16,036	$20,149

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

(2)
Includes costs incurred related to asset impairment charges and costs arising out of the restructuring of certain store and corporate operations, of approximately $2.6 million and $2.1 million for the Second Quarter 2016 and Year-To-Date 2016, respectively. Includes costs incurred related to a class action wage and hour legal settlement, proxy contest costs, a sales tax audit, asset impairment charges and costs arising out of the restructuring of certain store and corporate operations, of approximately $10.5 million and $13.7 million for the Second Quarter 2015 and Year-To-Date 2015, respectively.

	July 30, 2016	January 30, 2016	August 1, 2015
Total assets:
The Children’s Place U.S.	$768,831	$748,975	$815,886
The Children’s Place International	164,706	148,973	146,068
Total assets	$933,537	$897,948	$961,954

12.	SUBSEQUENT EVENTS
Subsequent to July 30, 2016 and through August 29, 2016, the Company repurchased 0.2 million shares for approximately $14.5 million, which brought total shares purchased under the 2015 $250 Million Share Repurchase Program to approximately $72.5 million.

The Company announced that its Board of Directors has declared a quarterly cash dividend of $0.20 per share to be paid on October 6, 2016 to shareholders of record on the close of business on September 16, 2016.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended January 30, 2016. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by weakness in the economy that continues to affect the Company’s target customer, the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions and disruptions in the Company’s global supply chain, including resulting from foreign sources of supply in less developed countries or more politically unstable countries, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Second Quarter 2016 — The thirteen weeks ended July 30, 2016.

•	Second Quarter 2015 — The thirteen weeks ended August 1, 2015.

•	Year-To-Date 2016 — The twenty-six weeks ended July 30, 2016.

•	Year-To-Date 2015 — The twenty-six weeks ended August 1, 2015.

•	AUC — Average Unit Cost.

•	AUR — Average Unit Retail.

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

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. As of July 30, 2016, we operated 1,064 stores across North America, our e-commerce business at www.childrensplace.com, and had 123 international points of distribution open and operated by our six franchise partners in 16 countries.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S. based wholesale customers. Included in The Children's Place International segment are our Canadian based stores, revenue from the Company's Canadian wholesale customer, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of July 30, 2016, The Children’s Place U.S. operated 932 stores and The Children’s Place International operated 132 stores. As of August 1, 2015, The Children’s Place U.S. operated 953 stores and The Children’s Place International operated 133 stores.
Operating Highlights
Our Comparable Retail Sales increased 2.4% and 3.8% during the Second Quarter 2016 and Year-To-Date 2016, respectively, and was positive across all channels. Net sales increased by $4.9 million, or 1.3%, to $371.4 million during the Second Quarter 2016 from $366.5 million during the Second Quarter 2015. Net sales increased by $19.5 million, or 2.5%, to $790.8 million during Year-To-Date 2016 from $771.3 million during Year-To-Date 2015.
Gross Margin leveraged 200 basis points during both the Second Quarter 2016 and Year-To-Date 2016, respectively. The increase in consolidated Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and lower AUC and fixed cost leverage resulting from positive Comparable Retail Sales.
We continue to make progress on our business transformation initiatives in an effort to improve sales and margin. The insights from the implementation of our assortment planning and allocation and replenishment tools are delivering Gross Margin and inventory productivity benefits by adding enhanced data driven analytics to our internal processes leading to a better optimization of our overall buys and a better matching of the breadth of assortment with the depth of inventory. During fiscal 2016 we plan to go live with the first phase of our size and pack optimization tool, pilot an enhanced order planning and forecasting tool and pilot markdown optimization analytics. Due in part to these initiatives and a continued focus on inventory management, inventory was down $17.4 million, or 5.6%, as of July 30, 2016 compared to August 1, 2015.
We continued our international expansion program with our franchise partners and ended the Second Quarter 2016 with 123 points of distribution, operating in 16 countries. We expect to open approximately 40 points of distribution in fiscal 2016. We have also decided to further accelerate the timing of our investment in the China market so that we can be in a position to begin selling on-line there in the late 2016/early 2017 time frame.

We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 200 underperforming stores through fiscal 2017, which includes the seven stores we closed during Year-To-Date 2016, the 32 stores we closed in fiscal 2015, the 35 stores we closed in fiscal 2014 and the 41 stores we closed during fiscal 2013. During fiscal 2016, we plan to open seven stores and close 30 stores, which include the seven stores closed during Year-To-Date 2016. Our customer segmentation analysis helps us to better understand customer shopping habits at the store level in order to understand what our store portfolio should look like. These closures historically have resulted in operating margin accretion due to sales transfer and the elimination of the underperforming locations. In those markets where we have closed stores, we are seeing the neighboring stores along with the e-commerce business become more productive from both a Comparative Retail Sales and profitability perspective. These results further our commitment to executing this optimization program while dramatically slowing down new store openings.

Additionally, our digital initiatives continue to gain traction and are focused on driving improvements in customer acquisition, retention and engagement. We launched improvements to enhance our mobile site at the end of the Second Quarter 2016, significantly improving checkout and search capabilities and we will pilot our first omni-channel initiative in the second half of fiscal 2016. These initiatives are part of a comprehensive digital transformation roadmap that is focused on enhancing our e-commerce architecture and omni-channel capabilities.

We continue to be committed to returning capital to shareholders. During Year-To-Date 2016 we repurchased $78.7 million in stock and as of July 30, 2016, there was approximately $192.0 million remaining on the 2015 $250 Million Share

Repurchase Program. During Year-To-Date 2016 we paid cash dividends of $7.6 million and our third quarter 2016 dividend of $0.20 per share will be paid on October 6, 2016 to shareholders of record on the close of business on September 16, 2016.

We reported net loss of $2.0 million during the Second Quarter 2016 compared to $13.7 million during the Second Quarter 2015.  Loss per diluted share was $0.11 in the Second Quarter 2016 compared to a loss of $0.67 per diluted share in the Second Quarter 2015.  This decrease in loss per diluted share is due to the decrease in net loss for the quarter partially offset by a lower weighted average common shares outstanding of approximately 1.8 million, which is primarily the result of our share repurchase program.
We reported net income of $24.0 million during Year-To-Date 2016 compared to $1.9 million during Year-To-Date 2015.  Earnings per diluted share was $1.24 during Year-To-Date 2016 compared to $0.09 during Year-To-Date 2015.  This increase in earnings per diluted share is due to the increase in net income and a lower weighted average common shares outstanding of approximately 1.7 million, which is primarily the result of our share repurchase program.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Average Translation Rates (1)
Canadian Dollar	0.7717	0.8018	0.7627	0.8018
Hong Kong Dollar	0.1289	0.1290	0.1288	0.1290
China Yuan Renminbi	0.1516	0.1611	0.1526	0.1608
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the Second Quarter 2016, the effects of these translation rate changes on net sales and operating income were decreases of approximately $1.7 million and $0.5 million, respectively.  For Year-To-Date 2016, the effects of these translation rate changes on net sales and operating income were decreases of approximately $3.9 million and $0.9 million, respectively. Net sales are affected only by the Canadian dollar translation rates.  In addition, translation rate changes affect the gross profit of our Canadian subsidiary because its inventory purchases are priced in U.S. dollars; however, during the Second Quarter 2015 we began entering into foreign exchange forward contracts to mitigate the variability of cash flows associated with these inventory purchases.

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
Inventory Valuation- We value inventory at the lower of cost or market ("LCM"), with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the LCM calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our LCM reserve as of July 30, 2016 would have impacted net income by approximately $0.2 million.  Our reserve balance at July 30, 2016 was approximately $3.4 million compared to $2.5 million at August 1, 2015.
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

The expense for Performance Awards is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the applicable performance periods. To the extent that actual operating results for fiscal years 2016, 2017 and 2018 differ from our estimates, future performance share compensation expense could be significantly different. For 2014 and 2015 Performance Awards for which the applicable performance periods have not concluded a 10% decrease in our cumulative projected adjusted earnings per share would have caused an approximate $4.3 million decrease to stock-based compensation expense for the Second Quarter 2016. For 2016 Performance Awards for which the applicable performance periods have not concluded a 10% increase or decrease in our cumulative projected adjusted earnings per share, adjusted operating margin expansion and adjusted return on invested capital would have caused an approximate $0.4 million increase or decrease to stock-based compensation expense for the Second Quarter 2016.
Stock Options
We have not issued stock options since fiscal 2008 and have no stock options outstanding. There is no unamortized stock compensation at July 30, 2016.
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of July 30, 2016 would have impacted net income by approximately $0.6 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At July 30, 2016, the average net book value per store was approximately $0.1 million.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, Gross Profit increased approximately 200 basis points to 33.4% of net sales during the Second Quarter 2016 from 31.4% during the Second Quarter 2015.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	66.6	68.6	63.4	65.4
Gross profit	33.4	31.4	36.6	34.6
Selling, general and administrative expenses	29.1	32.3	27.5	30.2
Asset impairment charge	0.8	0.4	0.4	0.2
Depreciation and amortization	4.3	4.2	4.1	3.8
Operating income (loss)	(0.8)	(5.5)	4.6	0.4
Income (loss) before income taxes	(0.8)	(5.5)	4.6	0.4
Provision (benefit) for income taxes	(0.3)	(1.8)	1.6	0.1
Net income (loss)	(0.5)%	(3.7)%	3.0%	0.2%
Number of Company-operated stores, end of period	1,064	1,086	1,064	1,086
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales:
The Children’s Place U.S.	$319,189	$316,212	$694,296	$679,357
The Children’s Place International	52,227	50,243	96,471	91,963
Total net sales	$371,416	$366,455	$790,767	$771,320
Gross profit:
The Children’s Place U.S.	$103,735	$95,604	$250,226	$232,124
The Children’s Place International	20,136	19,400	38,996	34,989
Total gross profit	$123,871	$115,004	$289,222	$267,113
Gross Margin:
The Children’s Place U.S.	32.5%	30.2%	36.0%	34.2%
The Children’s Place International	38.6%	38.6%	40.4%	38.0%
Total gross margin	33.4%	31.4%	36.6%	34.6%

The Second Quarter 2016 Compared to the Second Quarter 2015

Net sales increased by $4.9 million, or 1.3%, to $371.4 million during the Second Quarter 2016 from $366.5 million during the Second Quarter 2015.  Our net sales increase resulted from a Comparable Retail Sales increase of 2.4%, or $8.1 million, partially offset by unfavorable changes in the Canadian exchange rate of $1.7 million and a $1.5 million decrease in sales due to operating fewer stores, as well as other sales that did not qualify as comparable sales.
The Children’s Place U.S. net sales increased $3.0 million, or 0.9%, to $319.2 million in the Second Quarter 2016 compared to $316.2 million in the Second Quarter 2015.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 2.3%.
The Children’s Place International net sales increased $2.0 million, or 4.0%, to $52.2 million in the Second Quarter 2016 compared to $50.2 million in the Second Quarter 2015.  The increase resulted primarily from a Canadian Comparable Retail Sales increase of 3.2% partially offset by unfavorable changes in the Canadian exchange rate.

During the Second Quarter 2016, we opened two stores and closed two stores. During the Second Quarter 2015, we opened one store and closed seven stores.
Gross profit increased by $8.9 million to $123.9 million during the Second Quarter 2016 from $115.0 million during the Second Quarter 2015.  Consolidated Gross Margin increased 200 basis points to 33.4% during the Second Quarter 2016 from 31.4% during the Second Quarter 2015. The leverage in consolidated Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and lower AUC and fixed cost leverage resulting from positive Comparable Retail Sales.
Gross Margin at The Children's Place U.S. increased 230 basis points from 30.2% in the Second Quarter 2015 to 32.5% in the Second Quarter 2016. The increase in The Children's Place U.S. Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and lower AUC and fixed cost leverage resulting from positive U.S. Comparable Retail Sales.
Gross Margin at The Children's Place International was flat at 38.6% in the Second Quarter 2016 and Second Quarter 2015, respectively, due to merchandise margin leverage and fixed cost leverage resulting from positive Canadian Comparable Retail Sales partially offset by unfavorable changes in the Canadian exchange rate and the dilutive impact on gross margin of channel expansion.
Selling, general and administrative expenses decreased $10.4 million to $107.9 million during the Second Quarter 2016 from $118.3 million during the Second Quarter 2015. As a percentage of net sales SG&A decreased 320 basis points to 29.1% during the Second Quarter 2016 from 32.3% during the Second Quarter 2015. The comparability of our SG&A was affected by costs incurred related to proxy contest costs, a class action wage and hour legal settlement, a sales tax audit and costs arising out of the restructuring of certain store and corporate operations of approximately $9.8 million for the Second Quarter 2015. Excluding this impact our SG&A decreased approximately $0.6 million for the Second Quarter 2016 from the Second Quarter 2015, and leveraged 50 basis points. The leverage was primarily due to a reduction in store and administrative expenses partially offset by increased incentive compensation expenses.
Asset impairment charges were $2.8 million during the Second Quarter 2016, of which $1.5 million related to 12 stores, four of which were fully impaired and eight of which were partially impaired. Additionally, as part of our business transformation through technology plan, we recorded asset impairment charges of $1.3 million related to the write-down of some previously capitalized development costs and obsolete systems. Asset impairment charges were $1.5 million during the Second Quarter 2015, which related to 10 stores, two of which were fully impaired and eight of which were partially impaired. The store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates.
Depreciation and amortization was $15.9 million during the Second Quarter 2016 compared to $15.3 million during the Second Quarter 2015 reflecting increased depreciation associated with certain business transformation related systems.
Benefit for income taxes was $1.1 million during the Second Quarter 2016 compared to $6.6 million during the Second Quarter 2015.  Our effective tax rate was 35.5% and 32.6% in the Second Quarter 2016 and the Second Quarter 2015, respectively. The increase in the effective tax rate is due to the mix of income by jurisdiction, partially offset by a decrease in non-deductible expenses for fiscal 2016.
Net loss was $2.0 million during the Second Quarter 2016 compared to $13.7 million during the Second Quarter 2015, due to the factors discussed above.  Loss per diluted share was $0.11 in the Second Quarter 2016 compared to a loss of $0.67 per diluted share in the Second Quarter 2015.  This decrease in loss per share is due to the decrease in net loss for the quarter partially offset by a lower weighted average common shares outstanding of approximately 1.8 million, which is primarily the result of our share repurchase program.
Year-To-Date 2016 Compared to Year-To-Date 2015

Net sales increased by $19.5 million, or 2.5%, to $790.8 million during Year-To-Date 2016 from $771.3 million during Year-To-Date 2015.  Our net sales increase resulted from a Comparable Retail Sales increase of 3.8%, or $27.6 million, partially offset by a $4.2 million decrease in sales due to operating fewer stores, as well as other sales that did not qualify as comparable sales, and unfavorable changes in the Canadian exchange rate of $3.9 million.
The Children’s Place U.S. net sales increased $14.9 million, or 2.2%, to $694.3 million during Year-To-Date 2016 compared to $679.4 million during Year-To-Date 2015.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 3.4%.
The Children’s Place International net sales increased $4.5 million, or 4.9%, to $96.5 million during Year-To-Date 2016 compared to $92.0 million during Year-To-Date 2015.  The increase resulted primarily from a Canadian Comparable Retail Sales increase of 7.6% partially offset by unfavorable changes in the Canadian exchange rate.
During Year-To-Date 2016, we opened two stores and closed seven stores. During Year-To-Date 2015, we opened three stores and closed 14 stores.

Gross profit increased by $22.1 million to $289.2 million during Year-To-Date 2016 from $267.1 million during Year-To-Date 2015.  Consolidated Gross Margin increased 200 basis points to 36.6% during Year-To-Date 2016 from 34.6% during Year-To-Date 2015. The leverage in consolidated Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and lower AUC and fixed cost leverage resulting from positive Comparable Retail Sales.
Gross Margin at The Children's Place U.S. increased 180 basis points from 34.2% during Year-To-Date 2015 to 36.0% during Year-To-Date 2016. The increase in The Children's Place U.S. Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and lower AUC and fixed cost leverage resulting from positive U.S. Comparable Retail Sales.
Gross Margin at The Children's Place International increased 240 basis points from 38.0% during Year-To-Date 2015 to 40.4% during Year-To-Date 2016. The increase in The Children's Place International Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Canadian Comparable Retail Sales partially offset by the dilutive impact on gross margin of channel expansion.
Selling, general and administrative expenses decreased $15.8 million to $217.1 million during Year-To-Date 2016 from $232.9 million during Year-To-Date 2015. As a percentage of net sales SG&A decreased 270 basis points to 27.5% during Year-To-Date 2016 from 30.2% during Year-To-Date 2015. The comparability of our SG&A was affected by income related to the restructuring of certain store and corporate operations of approximately $0.4 million during Year-To-Date 2016 and costs incurred related to proxy contest costs, a class action wage and hour legal settlement, a sales tax audit and costs arising out of the restructuring of certain store and corporate operations of approximately $12.9 million during Year-To-Date 2015. Excluding this impact our SG&A decreased approximately $2.5 million during Year-To-Date 2016 from Year-To-Date 2015, and leveraged 100 basis points. The leverage was primarily due to a reduction in store and administrative expenses partially offset by increased incentive compensation expenses.
Asset impairment charges were $2.8 million during Year-To-Date 2016, of which $1.5 million related to 12 stores, four of which were fully impaired and eight of which were partially impaired. Additionally, as part of our business transformation through technology plan, we recorded asset impairment charges of $1.3 million related to the write-down of some previously capitalized development costs and obsolete systems. Asset impairment charges were $1.5 million during Year-To-Date 2015, which related to 10 stores, two of which were fully impaired and eight of which were partially impaired. The store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates.
Depreciation and amortization was $32.4 million during Year-To-Date 2016 compared to $29.6 million during Year-To-Date 2015 reflecting increased depreciation associated with certain business transformation related systems.
Provision for income taxes was $12.4 million during Year-To-Date 2016 compared to $0.8 million during Year-To-Date 2015.  Our effective tax rate was 34.2% and 29.3% during Year-To-Date 2016 and Year-To-Date 2015, respectively. The increase in the effective tax rate is due to the mix of income by jurisdiction and a tax benefit recorded for a reserve release in the first quarter of fiscal 2015, partially offset by a decrease in non-deductible expenses for fiscal 2016.
Net income was $24.0 million during Year-To-Date 2016 compared to $1.9 million during Year-To-Date 2015, due to the factors discussed above.  Earnings per diluted share was $1.24 during Year-To-Date 2016 compared to earnings per diluted share of $0.09 during Year-To-Date 2015.  This increase in earnings per share is due to the increase in net income and a lower weighted average common shares outstanding of approximately 1.7 million, which is primarily the result of our share repurchase program.

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
Our working capital decreased $2.6 million to $268.4 million at July 30, 2016 compared to $271.0 million at August 1, 2015. During Year-To-Date 2016, under our share repurchase programs, we repurchased approximately 1.1 million shares for approximately $78.7 million.  During Year-To-Date 2015, under our share repurchase programs, we repurchased approximately 1.0 million shares for approximately $61.7 million. We also paid cash dividends of $7.6 million and $6.2 million during Year-To-Date 2016 and Year-To-Date 2015, respectively. Subsequent to July 30, 2016 and through August 29, 2016, we repurchased

0.2 million shares for approximately $14.5 million and announced that we declared a quarterly cash dividend of $0.20 per share to be paid on October 6, 2016 to shareholders of record on the close of business on September 16, 2016.
Our credit facility provides for borrowings up to the lesser of $250.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At July 30, 2016, we had $43.9 million of outstanding borrowings and $197.4 million available for borrowing. In addition, at July 30, 2016, we had $7.9 million of outstanding letters of credit with an additional $42.1 million available for issuing letters of credit.
As of July 30, 2016, we had $170.8 million of cash and cash equivalents, of which approximately $156.5 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $106.3 million was in our Canadian subsidiaries, approximately $44.3 million was in our Hong Kong subsidiaries and approximately $5.9 million was in other foreign subsidiaries. As of July 30, 2016 we also had a short-term investment of $75.1 million in Hong Kong. Because all of our earnings in our foreign subsidiaries are permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
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
As of July 30, 2016, we have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at July 30, 2016 was approximately $1.1 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement. In conjunction with amending the agreement in September 2015, the Company paid $0.3 million in additional deferred financing costs.

Cash Flows/Capital Expenditures
During Year-To-Date 2016, cash flows provided by operating activities were $75.2 million compared to $40.1 million during Year-To-Date 2015. The net increase of $35.1 million in cash from operating activities resulted primarily from operating performance.
During Year-To-Date 2016 cash flows used in investing activities were $51.2 million compared to $27.7 million during Year-To-Date 2015. This change was primarily due to a $35.0 million net purchase of short-term investments during Year-To-Date 2016 compared to $7.6 million during Year-To-Date 2015 and a $4.1 million decrease in purchases of property and equipment.
During Year-To-Date 2016, cash flows used in financing activities were $46.5 million compared to $38.5 million during Year-To-Date 2015.  The increase primarily resulted from an increase in purchases of our common stock pursuant to our share repurchase programs and cash dividends paid partially offset by an increase in borrowings under our revolving credit facility.
We anticipate that total capital expenditures will be in the range of $50-55 million in fiscal 2016, primarily related to our business transformation initiatives, compared to $42 million in fiscal 2015. Our ability to continue to meet our capital requirements in fiscal 2016 depends on our cash on hand, our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2016, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
All derivative instruments are presented at gross fair value on the Condensed Consolidated Balance Sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of July 30, 2016 we had foreign exchange forward contracts with an aggregate notional amount of $14.0 million and the fair value of the derivative instruments was an asset of $0.8 million and a liability of less than $0.1 million.

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

Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of July 30, 2016, we had $43.9 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of July 30, 2016, net assets in Canada and Hong Kong were approximately $106.6 million and $141.6 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $10.7 million and $14.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of July 30, 2016, we had approximately $156.5 million of our cash and cash equivalents held in foreign countries, of which approximately $106.3 million was in Canada, approximately $44.3 million was in Hong Kong and approximately $5.9 million was in other foreign countries. As of July 30, 2016, we had short-term investments of $75.1 million held in Hong Kong which are U.S. dollar denominated time deposits with banking institutions in Hong Kong that have six month maturity dates.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2016 net sales could have decreased or increased by approximately $8.1 million and total costs and expenses could have decreased or increased by approximately $9.6 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At July 30, 2016, we had foreign currency denominated receivables and payables, including inter-company balances, of $13.4 million and $5.3 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in US dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we began entering into foreign exchange forward contracts in the Second Quarter 2015. As of July 30, 2016 we had foreign exchange forward contracts with an aggregate notional amount of $14.0 million and the fair value of the derivative instruments was an asset of $0.8 million and a liability of less than $0.1 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $1.5 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of July 30, 2016. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of July 30, 2016, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

On December 8, 2015, the Company's Board of Directors authorized a $250 Million Share Repurchase Program (the "Share Repurchase Program"). Under the Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
5/1/16-5/28/16 (1)	158,848	$72.34	111,211	$219,133
5/29/16-7/2/16 (2)	172,484	74.68	172,000	206,286
7/3/16-7/30/16 (3)	171,590	82.97	171,500	192,007
Total	502,922	$76.77	454,711	$192,007
____________________________________________

(1)
Includes 812 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 46,825 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Includes 484 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(3)	Includes 90 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.1
Amended and Restated Certificate of Incorporation of The Children's Place, Inc. dated May 31, 2016 filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on June 7, 2016 is incorporated by reference herein.

3.2	Sixth Amended and Restated Bylaws of The Children's Place, Inc. filed as Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on June 7, 2016 is incorporated by reference herein.

10.1
The Children's Place, Inc. Third Amended and Restated 2011 Equity Plan dated May 25, 2016 filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 7, 2016 is incorporated by reference herein.

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

THE CHILDREN’S PLACE, INC.

Date:	August 31, 2016	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 31, 2016	By:	/S/ ANURUP PRUTHI
ANURUP PRUTHI
Chief Financial Officer
(Principal Accounting and Financial Officer)