Form 10-Q
period 2016-10-29
Childrens Place, Inc.
filed 2016-11-22
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of November 18, 2016 was 18,037,396 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 29, 2016

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 29, 2016	January 30, 2016	October 31, 2015
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192,243	$187,534	$183,923
Short-term investments	75,100	40,100	34,600
Accounts receivable	30,605	26,315	36,501
Inventories	325,463	268,831	327,324
Prepaid expenses and other current assets	33,673	43,042	33,587
Deferred income taxes	19,459	15,486	18,519
Total current assets	676,543	581,308	634,454
Long-term assets:
Property and equipment, net	274,747	290,980	302,216
Deferred income taxes	28,495	22,230	36,751
Other assets	3,497	3,430	3,937
Total assets	$983,282	$897,948	$977,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$65,600	$—	$34,351
Accounts payable	189,390	154,541	183,738
Income taxes payable	26,877	1,611	5,141
Accrued expenses and other current liabilities	119,250	118,870	110,474
Total current liabilities	401,117	275,022	333,704
Long-term liabilities:
Deferred rent liabilities	63,578	70,250	72,927
Other tax liabilities	7,772	9,713	5,878
Other long-term liabilities	16,500	15,170	15,322
Total liabilities	488,967	370,155	427,831
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 18,156, 19,479 and 20,139 issued; 18,114, 19,440 and 20,101 outstanding	1,816	1,948	2,014
Additional paid-in capital	238,892	232,182	230,646
Treasury stock, at cost (42, 39 and 38 shares)	(2,126)	(1,939)	(1,877)
Deferred compensation	2,126	1,939	1,877
Accumulated other comprehensive loss	(23,348)	(27,485)	(20,243)
Retained earnings	276,955	321,148	337,110
Total stockholders’ equity	494,315	527,793	549,527
Total liabilities and stockholders’ equity	$983,282	$897,948	$977,358
 See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$473,777	$455,913	$1,264,544	$1,227,233
Cost of sales (exclusive of depreciation and amortization)	279,260	275,400	780,805	779,607

Gross profit	194,517	180,513	483,739	447,626

Selling, general and administrative expenses	115,442	105,797	332,557	338,653
Asset impairment charges	392	919	3,218	2,371
Other costs	17	14	276	87
Depreciation and amortization	16,586	16,136	48,938	45,782

Operating income	62,080	57,647	98,750	60,733
Interest expense	(158)	(254)	(408)	(635)

Income before income taxes	61,922	57,393	98,342	60,098
Provision for income taxes	17,756	18,898	30,202	19,687

Net income	$44,166	$38,495	$68,140	$40,411

Earnings per common share
Basic	$2.41	$1.90	$3.63	$1.96
Diluted	$2.36	$1.88	$3.56	$1.94

Cash dividends declared and paid per common share	$0.20	$0.15	$0.60	$0.45

Weighted average common shares outstanding
Basic	18,342	20,297	18,785	20,628
Diluted	18,703	20,517	19,139	20,878

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$44,166	$38,495	$68,140	$40,411
Other Comprehensive Income:
Foreign currency translation adjustment	(3,745)	155	3,844	(2,845)
Change in fair value of cash flow hedges, net of income taxes of $90, $49, $106 and $(34), respectively	158	(134)	293	95
Comprehensive income	$40,579	$38,516	$72,277	$37,661

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,140	$40,411
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	48,938	45,782
Stock-based compensation	20,904	12,456
Excess tax benefits from stock-based compensation	(1,571)	(1,040)
Deferred taxes	(8,462)	(4,754)
Asset impairment charges	3,218	2,371
Deferred rent expense and lease incentives	(8,447)	(7,223)
Other	686	905
Changes in operating assets and liabilities:
Inventories	(55,627)	(30,663)
Prepaid expenses and other assets	(4,145)	(7,650)
Income taxes payable, net of prepayments	34,713	13,757
Accounts payable and other current liabilities	26,675	14,462
Deferred rent and other liabilities	528	6,247
Total adjustments	57,410	44,650
Net cash provided by operating activities	125,550	85,061
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, lease acquisition and software costs	(26,483)	(33,969)
Purchase of short-term investments	(75,100)	(70,880)
Redemption of short-term investments	40,100	88,280
Change in company-owned life insurance policies	(270)	(363)
Net cash used in investing activities	(61,753)	(16,932)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock, including transaction costs	(118,494)	(82,615)
Cash dividends paid	(11,203)	(9,232)
Borrowings under revolving credit facility	496,282	478,500
Repayments under revolving credit facility	(430,682)	(444,149)
Exercise of stock options	438	438
Excess tax benefits from stock-based compensation	1,571	1,040
Deferred financing costs	—	(320)
Net cash used in financing activities	(62,088)	(56,338)
Effect of exchange rate changes on cash	3,000	(1,159)
Net increase in cash and cash equivalents	4,709	10,632
Cash and cash equivalents, beginning of period	187,534	173,291
Cash and cash equivalents, end of period	$192,243	$183,923

See accompanying notes to these condensed consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$6,028	$10,080
Cash paid during the period for interest	1,299	1,120
Increase (decrease) in accrued purchases of property and equipment	1,992	(2,251)

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of October 29, 2016 and October 31, 2015 and the results of its consolidated operations and cash flows for the thirty-nine weeks ended October 29, 2016 and October 31, 2015. The consolidated financial position as of January 30, 2016 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirty-nine weeks ended October 29, 2016 and October 31, 2015 are not necessarily indicative of operating results for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company’s notes to condensed consolidated financial statements are defined as follows:

•	Third Quarter 2016 — The thirteen weeks ended October 29, 2016.

•	Third Quarter 2015 — The thirteen weeks ended October 31, 2015.

•	Year-To-Date 2016 — The thirty-nine weeks ended October 29, 2016.

•	Year-To-Date 2015 — The thirty-nine weeks ended October 31, 2015.

•	FASB — Financial Accounting Standards Board.

•	SEC — U.S. Securities and Exchange Commission.

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States.

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
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of a defined number of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of a defined range of restricted stock units which have performance criteria that must be achieved for the awards to vest (the "Target Shares") in addition to a service period requirement. For Performance Awards issued during fiscal 2014 and 2015 (the “2014 and 2015 Performance Awards”), an employee may earn from 0% to 300% of their Target Shares based on the achievement of adjusted earnings per share for a cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2014 and 2015 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte

Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016 (the “2016 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of adjusted earnings per share and adjusted operating margin expansion for a cumulative three-fiscal year performance period and adjusted return on invested capital achieved as of the end of fiscal 2018. The 2016 Performance Awards cliff vest, if earned, after completion of the three-year performance period. The fair value of the 2016 Performance Awards granted is based on the closing price of our common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of adjusted earnings per share, adjusted operating margin expansion and adjusted return on invested capital as they occur.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $0.9 million, $0.7 million, and $0.7 million at October 29, 2016, January 30, 2016 and October 31, 2015, respectively.  The value of the Deferred Compensation Plan assets was approximately $0.9 million, $0.7 million and $0.7 million at October 29, 2016, January 30, 2016 and October 31, 2015, respectively.  Company stock was $2.1 million, $1.9 million, and $1.9 million at October 29, 2016, January 30, 2016 and October 31, 2015, respectively.
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

The following table provides details of the remaining accruals for the Northeast DC as of October 29, 2016, of which approximately $0.2 million was included in accrued expenses and other current liabilities and approximately $0.2 million was included in other long-term liabilities (dollars in thousands):

	Other Associated Costs	Lease Termination Costs	Total
Balance at January 30, 2016	$—	$770	$770
Restructuring costs	(27)	303	276
Payments and reductions	27	(684)	(657)
Balance at October 29, 2016	$—	$389	$389
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
The Company's Board of Directors has authorized the following share repurchase programs active during Year-To-Date 2016 and Year-To-Date 2015: (1) $100 million on March 3, 2014 (the "2014 Share Repurchase Program"); (2) $100 million on January 7, 2015 (the "2015 Share Repurchase Program"); and (3) $250 million on December 8, 2015 (the "2015 $250 Million Share Repurchase Program"). The 2014 Share Repurchase Program and the 2015 Share Repurchase Program have been completed. At October 29, 2016, there was approximately $158.5 million remaining on the 2015 $250 Million Share Repurchase Program. Under the 2015 $250 Million Share Repurchase Program, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue a program at any time, and may thereafter reinstitute purchases, all without prior announcement.
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
The following table summarizes the Company's share repurchases (in thousands):

	Thirty-nine Weeks Ended
	October 29, 2016		October 31, 2015
	Shares	Value	Shares	Value
Shares repurchases related to:
2014 Share Repurchase Program	—	—	640	39,791
2015 Share Repurchase Program	310	20,726	662	41,026
2015 $250 Million Share Repurchase Program (1)	1,157	91,527	—	—
Withholding taxes and other	81	6,241	28	1,798
Shares acquired and held in treasury	3	$187	3	$195

(1)	Subsequent to October 29, 2016 and through November 18, 2016, the Company repurchased 0.1 million shares for approximately $6.3 million.
In accordance with the “Equity” topic of the FASB ASC, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2016 and Year-To-Date 2015, approximately $100.5 million and $67.7 million, respectively, were charged to retained earnings.
In the first quarter of fiscal 2014 the Company's Board of Directors first authorized a quarterly cash dividend. The Third Quarter 2016 dividend of $0.20 per share was paid on October 6, 2016 to shareholders of record on the close of business on September 16, 2016. Related to dividends paid during Year-To-Date 2016, $11.8 million was charged to retained earnings, of which $11.2 million related to cash dividends paid and $0.6 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. Related to dividends paid during Year-To-Date 2015, $9.7 million was charged to retained earnings, of which $9.2 million related to cash dividends paid and $0.5 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
The Company's Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on January 5, 2017 to shareholders of record on the close of business on December 17, 2016. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Deferred Awards	$2,202	$2,429	$6,629	$8,123
Performance Awards	6,073	1,853	14,275	4,333
Total stock-based compensation expense (1)	$8,275	$4,282	$20,904	$12,456
____________________________________________

(1)
During the Third Quarter 2016 and the Third Quarter 2015, approximately $1.1 million and $0.9 million, respectively, were included in cost of sales. During Year-To-Date 2016 and Year-To-Date 2015, approximately $2.6 million and $2.3 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $8.3 million and $4.8 million for Year-To-Date 2016 and Year-To-Date 2015, respectively.
Awards Granted During Year-To-Date 2016
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during Year-To-Date 2016. Awards were also granted in connection with new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Generally, the Deferred Awards granted to members of the Board of Directors vest after one year. Performance Awards granted during Year-To-Date 2016 have a three-year performance period, and, if earned, vest upon completion of the three-year performance period. Depending on the final adjusted earnings per share and adjusted operating margin expansion achieved for the cumulative three-year performance period and adjusted return on invested capital achieved as of the end of fiscal 2018, the percentage of Target Shares earned range from 0% to 200%.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2016
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	473	$54.62
Granted	184	71.63
Vested	(155)	54.46
Forfeited	(26)	63.44
Unvested Deferred Awards, end of period	476	$60.78

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $17.0 million as of October 29, 2016, which will be recognized over a weighted average period of approximately 2.0 years.
Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	375	$61.37
Granted	204	75.19
Vested shares, including shares vested in excess of target	(54)	48.26
Forfeited	(9)	66.99
Unvested Performance Awards, end of period	516	$68.11
____________________________________________

(1)
For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period. For those awards in which the performance period is not yet complete, the number of unvested shares is based on the participants earning their Target Shares at 100%.

For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%; however, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion and adjusted return on invested capital as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $39.4 million as of October 29, 2016, which will be recognized over a weighted average period of approximately 2.1 years.
Stock Options
At October 29, 2016, there were no unvested stock options.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Year-To-Date 2016 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding, beginning of period	15	$29.05	2.3	$455
Exercised	(15)	29.05	N/A	675
Options outstanding and exercisable, end of period	—	$—	0.0	$—

4.	NET INCOME PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$44,166	$38,495	$68,140	$40,411

Basic weighted average common shares	18,342	20,297	18,785	20,628
Dilutive effect of stock awards	361	220	354	250
Diluted weighted average common shares	18,703	20,517	19,139	20,878
Antidilutive stock awards	—	1	1	1
Antidilutive stock awards (stock options, Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the “Earnings per Share” topic of the FASB ASC.

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Asset Life	October 29, 2016	January 30, 2016	October 31, 2015
Property and equipment:
Land and land improvements	—	$3,403	$3,403	$3,403
Building and improvements	20-25 yrs	35,548	35,548	35,548
Material handling equipment	10-15 yrs	48,345	48,345	48,345
Leasehold improvements	3-15 yrs	325,329	317,410	333,602
Store fixtures and equipment	3-10 yrs	229,210	218,566	231,090
Capitalized software	3-10 yrs	199,380	177,849	170,364
Construction in progress	—	6,741	8,357	6,302
		847,956	809,478	828,654
Accumulated depreciation and amortization		(573,209)	(518,498)	(526,438)
Property and equipment, net		$274,747	$290,980	$302,216

At October 29, 2016, the Company performed impairment testing on 1,046 stores with a total net book value of approximately $95.8 million. During the Third Quarter 2016, the Company recorded asset impairment charges of $0.4 million for nine stores, all of which were partially impaired. During Year-To-Date 2016, the Company recorded asset impairment charges of $1.9 million for 21 stores, of which four stores were fully impaired and 17 stores were partially impaired. At October 29, 2016, the aggregate net book value of the stores that were partially impaired was approximately $1.5 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows.
The Company has established a strategic business transformation through technology plan and as part of this plan the Company concluded that certain development costs previously incurred were no longer relevant. As part of this plan the Company also deemed certain systems to be obsolete and in need of replacement by enhanced capabilities in order to incorporate industry best practices. Accordingly, during the second quarter of fiscal 2016 the Company recorded asset impairment charges of $1.3 million related to the write-down of some previously capitalized development costs and obsolete systems.
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

As of October 29, 2016, January 30, 2016 and October 31, 2015, the Company had approximately $8.1 million, $6.1 million and $4.3 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in Accounts payable and Accrued expenses and other current liabilities.
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
The Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at October 29, 2016 was approximately $1.0 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement. In conjunction with amending the agreement in September 2015, the Company paid $0.3 million in additional deferred financing costs.

The table below presents the components (in millions) of the Company’s credit facility:

	October 29, 2016	January 30, 2016	October 31, 2015
Credit facility maximum	$250.0	$250.0	$250.0
Borrowing base	250.0	211.7	250.0

Outstanding borrowings	65.6	—	34.4
Letters of credit outstanding—merchandise	—	—	—
Letters of credit outstanding—standby	7.3	7.1	7.1
Utilization of credit facility at end of period	72.9	7.1	41.5

Availability (1)	$177.1	$204.6	$208.5

Interest rate at end of period	2.0%	4.0%	2.3%

	Year-To-Date 2016	Fiscal 2015	Year-To-Date 2015
Average end of day loan balance during the period	$45.5	$28.5	$34.0
Highest end of day loan balance during the period	95.8	67.5	67.5
Average interest rate	2.4%	2.7%	2.7%
____________________________________________

(1)	The sublimit availability for the letters of credit was $42.7 million, $42.9 million, and $42.9 million at October 29, 2016, January 30, 2016, and October 31, 2015, respectively.

7.	LEGAL AND REGULATORY MATTERS

During the Third Quarter 2016, neither the Company nor any of its subsidiaries became a party to, nor did any of their property become the subject of, any material legal proceedings, and there were no material developments to any legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
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
The Company’s effective tax rate for the Third Quarter 2016 and Year-To-Date 2016 was 28.7% and 30.7%, respectively, compared to 32.9% and 32.8% during the Third Quarter 2015 and Year-To-Date 2015, respectively. The decrease in the effective tax rate is due to a tax benefit of $1.6 million for uncertain tax positions recorded in the United States during the Third Quarter 2016 and a decrease in non-deductible expenses for fiscal 2016 which was partially offset by an unfavorable mix of income by jurisdiction.
The Company recognized $0.1 million and $0.2 million during the Third Quarter 2016 and Year-To-Date 2016, respectively, of additional interest expense related to its unrecognized tax benefits. During the Third Quarter 2015 and Year-To-Date 2015 the Company recognized less than $0.1 million and $0.1 million, respectively, of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. The

Company, with certain exceptions, is no longer subject to income tax examinations by U.S. Federal, state and local or foreign tax authorities for tax years 2012 and prior.
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
All derivative instruments are presented at gross fair value on the Condensed Consolidated Balance Sheets within either Prepaid expenses and other current assets or Accrued expenses and other current liabilities. As of October 29, 2016 the Company had foreign exchange forward contracts with an aggregate notional amount of $21.4 million and the fair value of the derivative instruments was an asset of $0.6 million and a liability of $0.2 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded in Cash Flows from Operating Activities within the Condensed Consolidated Statements of Cash Flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income (“OCI”) and reclassified into earnings within Cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within Selling, general & administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during Year-To-Date 2016. Assuming October 29, 2016 exchange rates remain constant, $0.3 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within Selling, general & administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of October 29, 2016.

10.	INTEREST EXPENSE
The following table presents the components of the Company’s interest expense, net (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Interest income	$414	$218	$1,095	$736

Less:
Interest expense – revolver	354	232	820	700
Interest expense – unused line fee	119	121	371	317
Interest expense – credit facilities	15	16	44	55
Amortization of deferred financing fees	68	74	204	250
Other interest and fees	16	29	64	49
Total interest expense	572	472	1,503	1,371
Interest expense	$(158)	$(254)	$(408)	$(635)

11.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and revenue from the Company's U.S. based wholesale customers. Included in The Children's Place International segment are the Company's Canadian based stores, revenue from the Company's Canadian wholesale customer and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of October 29, 2016, The Children’s Place U.S. operated 930 stores and The Children’s Place International operated 131 stores. As of October 31, 2015, The Children’s Place U.S. operated 952 stores and The Children’s Place International operated 133 stores.

The following tables provide segment level financial information (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales:
The Children’s Place U.S.	$412,380	$400,184	$1,106,676	$1,079,541
The Children’s Place International (1)	61,397	55,729	157,868	147,692
Total net sales	$473,777	$455,913	$1,264,544	$1,227,233
Gross profit:
The Children’s Place U.S.	$165,394	$154,251	$415,621	$386,375
The Children’s Place International	29,123	26,262	68,118	61,251
Total gross profit	$194,517	$180,513	$483,739	$447,626
Gross Margin:
The Children’s Place U.S.	40.1%	38.5%	37.6%	35.8%
The Children’s Place International	47.4%	47.1%	43.1%	41.5%
Total gross margin	41.1%	39.6%	38.3%	36.5%
Operating income:
The Children’s Place U.S. (2)	$48,997	$46,119	$74,535	$45,355
The Children’s Place International	13,083	11,528	24,215	15,378
Total operating income	$62,080	$57,647	$98,750	$60,733
Operating income as a percent of net sales:
The Children’s Place U.S.	11.9%	11.5%	6.7%	4.2%
The Children’s Place International	21.3%	20.7%	15.3%	10.4%
Total operating income	13.1%	12.6%	7.8%	4.9%
Depreciation and amortization:
The Children’s Place U.S.	$14,073	$14,517	$43,605	$40,986
The Children’s Place International	2,513	1,619	5,333	4,796
Total depreciation and amortization	$16,586	$16,136	$48,938	$45,782
Capital expenditures:
The Children’s Place U.S.	$10,160	$13,716	$24,989	$33,163
The Children’s Place International	287	104	1,494	806
Total capital expenditures	$10,447	$13,820	$26,483	$33,969

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

(2)
Includes costs incurred related to asset impairment charges and costs arising out of the restructuring of certain store and corporate operations of approximately $0.4 million and $2.7 million for the Third Quarter 2016 and Year-To-Date 2016, respectively. Includes costs incurred related to a class action wage and hour legal settlement, proxy contest costs, a sales tax audit, asset impairment charges and costs arising out of the restructuring of certain store and corporate operations, of approximately $1.9 million and $15.6 million for the Third Quarter 2015 and Year-To-Date 2015, respectively.

	October 29, 2016	January 30, 2016	October 31, 2015
Total assets:
The Children’s Place U.S.	$819,106	$748,975	$828,582
The Children’s Place International	164,176	148,973	148,776
Total assets	$983,282	$897,948	$977,358

12.	SUBSEQUENT EVENTS
Subsequent to October 29, 2016 and through November 18, 2016, the Company repurchased 0.1 million shares for approximately $6.3 million, which brought total shares purchased under the 2015 $250 Million Share Repurchase Program to approximately $97.8 million.

The Company announced that its Board of Directors has declared a quarterly cash dividend of $0.20 per share to be paid on January 5, 2017 to shareholders of record on the close of business on December 17, 2016.

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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Third Quarter 2016 — The thirteen weeks ended October 29, 2016.

•	Third Quarter 2015 — The thirteen weeks ended October 31, 2015.

•	Year-To-Date 2016 — The thirty-nine weeks ended October 29, 2016.

•	Year-To-Date 2015 — The thirty-nine weeks ended October 31, 2015.

•	AUC — Average Unit Cost.

•	AUR — Average Unit Retail.

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

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. As of October 29, 2016, we operated 1,061 stores across North America, our e-commerce business at www.childrensplace.com, and had 139 international points of distribution open and operated by our six franchise partners in 17 countries.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S. based wholesale customers. Included in The Children's Place International segment are our Canadian based stores, revenue from the Company's Canadian wholesale customer, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of October 29, 2016, The Children’s Place U.S. operated 930 stores and The Children’s Place International operated 131 stores. As of October 31, 2015, The Children’s Place U.S. operated 952 stores and The Children’s Place International operated 133 stores.
Operating Highlights
Our Comparable Retail Sales increased 4.6% and 4.1% during the Third Quarter 2016 and Year-To-Date 2016, respectively. Net sales increased by $17.9 million, or 3.9%, to $473.8 million during the Third Quarter 2016 from $455.9 million during the Third Quarter 2015. Net sales increased by $37.3 million, or 3.0%, to $1,264.5 million during Year-To-Date 2016 from $1,227.2 million during Year-To-Date 2015.
Gross Margin leveraged 150 basis points and 180 basis points during the Third Quarter 2016 and Year-To-Date 2016, respectively. The increase in consolidated Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and lower AUC and fixed cost leverage resulting from positive Comparable Retail Sales.
We continue to make progress on our business transformation initiatives in an effort to improve sales and margin. Our business transformation through technology initiative has two key components: inventory management and digital transformation. With respect to inventory management, the insights from the implementation of our assortment planning and allocation and replenishment tools are delivering Gross Margin and inventory productivity benefits as evidenced by our seventh quarter of continued Gross Margin expansion and eighth quarter of inventory reduction.
Our digital initiatives are comprised of five key initiatives: enhancing our digital foundation, digital capabilities and omni-channel experience along with increasing customer engagement and developing a customer marketing platform. During the Third Quarter 2016 we piloted our first omni-channel initiative, reserve on line, pick up in store, and re-launched our loyalty program in conjunction with our new private label credit card program.
With respect to alternate channels of distribution, we continued our international expansion program and expect to open approximately 50 points of distribution in fiscal 2016. We launched our brand on the Tmall e-commerce platform in the China market and our replenishment program with Amazon in the Third Quarter 2016.
We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and have closed 120 stores as part of this 2013 to 2017 initiative. We expect to have closed 140 stores by the end of fiscal 2016 towards our goal of 200 closed stores by the end of fiscal 2017.

We continue to be committed to returning capital to shareholders. During Year-To-Date 2016 we repurchased $112.3 million in stock and as of October 29, 2016, there was approximately $158.5 million remaining on the 2015 $250 Million Share Repurchase Program. During Year-To-Date 2016 we paid cash dividends of $11.2 million and our fourth quarter 2016 dividend of $0.20 per share will be paid on January 5, 2017 to shareholders of record on the close of business on December 17, 2016.

We reported net income of $44.2 million during the Third Quarter 2016 compared to $38.5 million during the Third Quarter 2015.  Earnings per diluted share was $2.36 in the Third Quarter 2016 compared to $1.88 per diluted share in the Third Quarter 2015.  This increase in earnings per share is due to the increase in net income for the quarter and a lower weighted average common shares outstanding of approximately 1.8 million, which is primarily the result of our share repurchase program.

We reported net income of $68.1 million during Year-To-Date 2016 compared to $40.4 million during Year-To-Date 2015.  Earnings per diluted share was $3.56 during Year-To-Date 2016 compared to $1.94 during Year-To-Date 2015.  This increase in earnings per share is due to the increase in net income and a lower weighted average common shares outstanding of approximately 1.7 million, which is primarily the result of our share repurchase program.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Average Translation Rates (1)
Canadian Dollar	0.7630	0.7606	0.7628	0.7881
Hong Kong Dollar	0.1289	0.1290	0.1288	0.1290
China Yuan Renminbi	0.1497	0.1575	0.1516	0.1597
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the Third Quarter 2016, the effects of these translation rate changes on net sales and operating income were increases of approximately $0.3 million and $0.1 million, respectively.  For Year-To-Date 2016, the effects of these translation rate changes on net sales and operating income were decreases of approximately $3.7 million and $0.8 million, respectively. Net sales are affected only by the Canadian dollar translation rates.  In addition, translation rate changes affect the gross profit of our Canadian subsidiary because its inventory purchases are priced in U.S. dollars; however, during the second quarter of fiscal 2015 we began entering into foreign exchange forward contracts to mitigate the variability of cash flows associated with these inventory purchases.

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
Inventory Valuation- We value inventory at the lower of cost or market ("LCM"), with cost determined using an average cost method. We capitalize supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In the LCM calculation any inability to provide the proper quantity of appropriate merchandise in a timely manner, or to correctly estimate the sell-through rate, could have a material impact on our consolidated financial statements.  Our historical estimates have not differed materially from actual results and a 10% difference in our LCM reserve as of October 29, 2016 would have impacted net income by approximately $0.2 million.  Our reserve balance at October 29, 2016 was approximately $2.5 million compared to $2.5 million at October 31, 2015.
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

The expense for Performance Awards is based on the number of shares we estimate will vest as a result of our earnings-to-date plus our estimate of future earnings for the applicable performance periods. To the extent that actual operating results for fiscal years 2016, 2017 and 2018 differ from our estimates, future performance share compensation expense could be significantly different. For 2014 and 2015 Performance Awards for which the applicable performance periods have not concluded a 25% decrease in our cumulative projected adjusted earnings per share would have caused an approximate $2.7 million decrease to stock-based compensation expense for the Third Quarter 2016. For 2016 Performance Awards for which the applicable performance periods have not concluded a 25% decrease in our cumulative projected adjusted earnings per share, adjusted operating margin expansion and adjusted return on invested capital would have caused an approximate $1.4 million decrease to stock-based compensation expense for the Third Quarter 2016.
Stock Options
We have not issued stock options since fiscal 2008 and have no stock options outstanding. There is no unamortized stock compensation at October 29, 2016.
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of October 29, 2016 would have impacted net income by approximately $0.7 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At October 29, 2016, the average net book value per store was approximately $0.1 million.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, Gross Profit increased approximately 150 basis points to 41.1% of net sales during the Third Quarter 2016 from 39.6% during the Third Quarter 2015.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	58.9	60.4	61.7	63.5
Gross profit	41.1	39.6	38.3	36.5
Selling, general and administrative expenses	24.4	23.2	26.3	27.6
Asset impairment charge	0.1	0.2	0.3	0.2
Depreciation and amortization	3.5	3.5	3.9	3.7
Operating income	13.1	12.6	7.8	4.9
Income before income taxes	13.1	12.6	7.8	4.9
Provision for income taxes	3.7	4.1	2.4	1.6
Net income	9.3%	8.4%	5.4%	3.3%
Number of Company-operated stores, end of period	1,061	1,085	1,061	1,085
____________________________________________
 Table may not add due to rounding.

The following tables set forth by segment, for the periods indicated, net sales, gross profit and Gross Margin (dollars in thousands).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales:
The Children’s Place U.S.	$412,380	$400,184	$1,106,676	$1,079,541
The Children’s Place International	61,397	55,729	157,868	147,692
Total net sales	$473,777	$455,913	$1,264,544	$1,227,233
Gross profit:
The Children’s Place U.S.	$165,394	$154,251	$415,621	$386,375
The Children’s Place International	29,123	26,262	68,118	61,251
Total gross profit	$194,517	$180,513	$483,739	$447,626
Gross Margin:
The Children’s Place U.S.	40.1%	38.5%	37.6%	35.8%
The Children’s Place International	47.4%	47.1%	43.1%	41.5%
Total gross margin	41.1%	39.6%	38.3%	36.5%

The Third Quarter 2016 Compared to the Third Quarter 2015

Net sales increased by $17.9 million, or 3.9%, to $473.8 million during the Third Quarter 2016 from $455.9 million during the Third Quarter 2015.  Our net sales increase resulted from a Comparable Retail Sales increase of 4.6%, or $19.8 million and favorable changes in the Canadian exchange rate of $0.3 million, partially offset by a $2.2 million decrease in sales due to operating fewer stores, as well as other sales that did not qualify as comparable sales.
The Children’s Place U.S. net sales increased $12.2 million, or 3.0%, to $412.4 million in the Third Quarter 2016 compared to $400.2 million in the Third Quarter 2015.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 4.3%.
The Children’s Place International net sales increased $5.7 million, or 10.2%, to $61.4 million in the Third Quarter 2016 compared to $55.7 million in the Third Quarter 2015.  The increase resulted primarily from a Canadian Comparable Retail Sales increase of 6.2%.

During the Third Quarter 2016, we opened two stores and closed five stores. During the Third Quarter 2015, we opened one store and closed two stores.
Gross profit increased by $14.0 million to $194.5 million during the Third Quarter 2016 from $180.5 million during the Third Quarter 2015.  Consolidated Gross Margin increased 150 basis points to 41.1% during the Third Quarter 2016 from 39.6% during the Third Quarter 2015. The leverage in consolidated Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and lower AUC and fixed cost leverage resulting from positive Comparable Retail Sales.
Gross Margin at The Children's Place U.S. increased 160 basis points from 38.5% in the Third Quarter 2015 to 40.1% in the Third Quarter 2016. The increase in The Children's Place U.S. Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and lower AUC and fixed cost leverage resulting from positive U.S. Comparable Retail Sales.
Gross Margin at The Children's Place International increased 30 basis points from 47.1% in the Third Quarter 2015 to 47.4% in the Third Quarter 2016 due to merchandise margin leverage and fixed cost leverage resulting from positive Canadian Comparable Retail Sales partially offset by the dilutive impact on gross margin of channel expansion.
Selling, general and administrative expenses increased $9.6 million to $115.4 million during the Third Quarter 2016 from $105.8 million during the Third Quarter 2015. As a percentage of net sales SG&A increased 120 basis points to 24.4% during the Third Quarter 2016 from 23.2% during the Third Quarter 2015. The de-leverage was primarily due to increased incentive compensation expenses partially offset by a reduction in store and administrative expenses.
Asset impairment charges were $0.4 million during the Third Quarter 2016, which related to the partial impairment of nine stores. Asset impairment charges were $0.9 million during the Third Quarter 2015, which related to 15 stores, nine of which were fully impaired and six of which were partially impaired. The store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates.
Provision for income taxes was $17.8 million during the Third Quarter 2016 compared to $18.9 million during the Third Quarter 2015.  Our effective tax rate was 28.7% and 32.9% in the Third Quarter 2016 and the Third Quarter 2015, respectively. The decrease in the effective tax rate is due to a $1.6 million tax benefit recorded for uncertain tax positions in the Third Quarter 2016 and a decrease in non-deductible expenses for fiscal 2016 which was partially offset by an unfavorable mix of income by jurisdiction.
Net income was $44.2 million during the Third Quarter 2016 compared to $38.5 million during the Third Quarter 2015, due to the factors discussed above.  Earnings per diluted share was $2.36 in the Third Quarter 2016 compared to $1.88 per diluted share in the Third Quarter 2015.  This increase in earnings per share is due to the increase in net income for the quarter and a lower weighted average common shares outstanding of approximately 1.8 million, which is primarily the result of our share repurchase program.
Year-To-Date 2016 Compared to Year-To-Date 2015

Net sales increased by $37.3 million, or 3.0%, to $1,264.5 million during Year-To-Date 2016 from $1,227.2 million during Year-To-Date 2015.  Our net sales increase resulted from a Comparable Retail Sales increase of 4.1%, or $47.4 million, partially offset by a $6.4 million decrease in sales due to operating fewer stores, as well as other sales that did not qualify as comparable sales, and unfavorable changes in the Canadian exchange rate of $3.7 million.
The Children’s Place U.S. net sales increased $27.2 million, or 2.5%, to $1,106.7 million during Year-To-Date 2016 compared to $1,079.5 million during Year-To-Date 2015.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 3.7%.
The Children’s Place International net sales increased $10.2 million, or 6.9%, to $157.9 million during Year-To-Date 2016 compared to $147.7 million during Year-To-Date 2015.  The increase resulted primarily from a Canadian Comparable Retail Sales increase of 7.1% partially offset by unfavorable changes in the Canadian exchange rate.
During Year-To-Date 2016, we opened four stores and closed 12 stores. During Year-To-Date 2015, we opened four stores and closed 16 stores.
Gross profit increased by $36.1 million to $483.7 million during Year-To-Date 2016 from $447.6 million during Year-To-Date 2015.  Consolidated Gross Margin increased 180 basis points to 38.3% during Year-To-Date 2016 from 36.5% during Year-To-Date 2015. The leverage in consolidated Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and lower AUC and fixed cost leverage resulting from positive Comparable Retail Sales.
Gross Margin at The Children's Place U.S. increased 180 basis points from 35.8% during Year-To-Date 2015 to 37.6% during Year-To-Date 2016. The increase in The Children's Place U.S. Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and lower AUC and fixed cost leverage resulting from positive U.S. Comparable Retail Sales.

Gross Margin at The Children's Place International increased 160 basis points from 41.5% during Year-To-Date 2015 to 43.1% during Year-To-Date 2016. The increase in The Children's Place International Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Canadian Comparable Retail Sales partially offset by the dilutive impact on gross margin of channel expansion.
Selling, general and administrative expenses decreased $6.1 million to $332.6 million during Year-To-Date 2016 from $338.7 million during Year-To-Date 2015. As a percentage of net sales SG&A decreased 130 basis points to 26.3% during Year-To-Date 2016 from 27.6% during Year-To-Date 2015. The comparability of our SG&A was affected by income related to the restructuring of certain store and corporate operations of approximately $0.4 million during Year-To-Date 2016 and costs incurred related to proxy contest costs, a class action wage and hour legal settlement, a sales tax audit and costs arising out of the restructuring of certain store and corporate operations which in aggregate resulted in costs of approximately $13.8 million during Year-To-Date 2015. Excluding this impact our SG&A increased approximately $8.1 million during Year-To-Date 2016 from Year-To-Date 2015, and leveraged 20 basis points. The leverage was primarily due to a reduction in store and administrative expenses partially offset by increased incentive compensation expenses.
Asset impairment charges were $3.2 million during Year-To-Date 2016, of which $1.9 million related to 21 stores, four of which were fully impaired and 17 of which were partially impaired. Additionally, as part of our business transformation through technology plan, we recorded asset impairment charges of $1.3 million related to the write-down of some previously capitalized development costs and obsolete systems. Asset impairment charges were $2.4 million during Year-To-Date 2015, which related to 22 stores, 10 of which were fully impaired and 12 of which were partially impaired. The store impairment charges were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates.
Depreciation and amortization was $48.9 million during Year-To-Date 2016 compared to $45.8 million during Year-To-Date 2015 reflecting increased depreciation associated with certain business transformation related systems.
Provision for income taxes was $30.2 million during Year-To-Date 2016 compared to $19.7 million during Year-To-Date 2015.  Our effective tax rate was 30.7% and 32.8% during Year-To-Date 2016 and Year-To-Date 2015, respectively. The decrease in the effective tax rate is due to a $1.6 million tax benefit recorded for uncertain tax positions and a decrease in non-deductible expenses for fiscal 2016 which was partially offset by an unfavorable mix of income by jurisdiction.
Net income was $68.1 million during Year-To-Date 2016 compared to $40.4 million during Year-To-Date 2015, due to the factors discussed above.  Earnings per diluted share was $3.56 during Year-To-Date 2016 compared to $1.94 during Year-To-Date 2015.  This increase in earnings per share is due to the increase in net income and a lower weighted average common shares outstanding of approximately 1.7 million, which is primarily the result of our share repurchase program.

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
Our working capital decreased $25.4 million to $275.4 million at October 29, 2016 compared to $300.8 million at October 31, 2015. During Year-To-Date 2016, under our share repurchase programs, we repurchased approximately 1.5 million shares for approximately $112.3 million.  During Year-To-Date 2015, under our share repurchase programs, we repurchased approximately 1.3 million shares for approximately $80.8 million. We also paid cash dividends of $11.2 million and $9.2 million during Year-To-Date 2016 and Year-To-Date 2015, respectively. Subsequent to October 29, 2016 and through November 18, 2016, we repurchased 0.1 million shares for approximately $6.3 million and announced that we declared a quarterly cash dividend of $0.20 per share to be paid on January 5, 2017 to shareholders of record on the close of business on December 17, 2016.
Our credit facility provides for borrowings up to the lesser of $250.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At October 29, 2016, we had $65.6 million of outstanding borrowings and $177.1 million available for borrowing. In addition, at October 29, 2016, we had $7.3 million of outstanding letters of credit with an additional $42.7 million available for issuing letters of credit.
As of October 29, 2016, we had $192.2 million of cash and cash equivalents, of which approximately $179.4 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $111.8 million was in our Canadian subsidiaries, approximately $62.3 million was in our Hong Kong subsidiaries and approximately $5.3 million was in other foreign subsidiaries. As of October 29, 2016 we also had a short-term investment of $75.1 million in Hong Kong. Because all of our earnings in our foreign subsidiaries are permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
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
We have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at October 29, 2016 was approximately $1.0 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement. In conjunction with amending the agreement in September 2015, the Company paid $0.3 million in additional deferred financing costs.
Cash Flows/Capital Expenditures
During Year-To-Date 2016, cash flows provided by operating activities were $125.6 million compared to $85.1 million during Year-To-Date 2015. The net increase of $40.5 million in cash from operating activities resulted primarily from operating performance.
During Year-To-Date 2016 cash flows used in investing activities were $61.8 million compared to $16.9 million during Year-To-Date 2015. This change was primarily due to a $35.0 million net purchase of short-term investments during Year-To-Date 2016 compared to a $17.4 million net redemption during Year-To-Date 2015 and a $7.5 million decrease in purchases of property and equipment.
During Year-To-Date 2016, cash flows used in financing activities were $62.1 million compared to $56.3 million during Year-To-Date 2015.  The increase primarily resulted from an increase in purchases of our common stock pursuant to our share repurchase programs and cash dividends paid partially offset by an increase in borrowings under our revolving credit facility.

We anticipate that total capital expenditures will be in the range of $45-50 million in fiscal 2016, primarily related to our business transformation initiatives, compared to $42 million in fiscal 2015. Our ability to continue to meet our capital requirements in fiscal 2016 depends on our cash on hand, our ability to generate cash flows from operations and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2016, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
All derivative instruments are presented at gross fair value on the Condensed Consolidated Balance Sheets within either Prepaid expenses and other current assets or Accrued expenses and other current liabilities. As of October 29, 2016 we had foreign exchange forward contracts with an aggregate notional amount of $21.4 million and the fair value of the derivative instruments was an asset of $0.6 million and a liability of $0.2 million.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of October 29, 2016, we had $65.6 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of October 29, 2016, net assets in Canada and Hong Kong were approximately $106.7 million and $141.7 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $10.7 million and $14.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of October 29, 2016, we had approximately $179.4 million of our cash and cash equivalents held in foreign countries, of which approximately $111.8 million was in Canada, approximately $62.3 million was in Hong Kong and approximately $5.3 million was in other foreign countries. As of October 29, 2016, we had short-term investments of $75.1 million held in Hong

Kong which are U.S. dollar denominated time deposits with banking institutions in Hong Kong that have six month maturity dates.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2016 net sales could have decreased or increased by approximately $13.5 million and total costs and expenses could have decreased or increased by approximately $15.2 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At October 29, 2016, we had foreign currency denominated receivables and payables, including inter-company balances, of $12.1 million and $1.5 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in US dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we began entering into foreign exchange forward contracts in the second quarter of fiscal 2015. As of October 29, 2016 we had foreign exchange forward contracts with an aggregate notional amount of $21.4 million and the fair value of the derivative instruments was an asset of $0.6 million and a liability of $0.2 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $2.1 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of October 29, 2016. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of October 29, 2016, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

The following table provides a month-by-month summary of our share repurchase activity during the Third Quarter 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
7/31/16-8/27/16 (1)	171,482	$83.04	169,000	$178,016
8/28/16-10/1/16 (2)	128,316	81.33	127,865	167,617
10/2/16-10/29/16 (3)	120,904	75.79	120,000	158,523
Total	420,702	$80.44	416,865	$158,523
____________________________________________

(1)
Includes 798 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 1,684 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Includes 451 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(3)	Includes 904 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	November 22, 2016	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 22, 2016	By:	/S/ ANURUP PRUTHI
ANURUP PRUTHI
Chief Financial Officer
(Principal Accounting and Financial Officer)