Form 10-K
period 2017-01-28
Childrens Place, Inc.
filed 2017-03-23
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-two weeks ended January 28, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates was $1,455,313,476 at the close of business on July 30, 2016 (the last business day of the registrant's fiscal 2016 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 21, 2017: 17,589,450.
Documents Incorporated by Reference: Portions of The Children's Place, Inc. Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 2017 are incorporated by reference into Part III.

THE CHILDREN'S PLACE, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 28, 2017

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
PART I
ITEM 1.-BUSINESS
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children's Place”, “we”, “us”, “our” and similar terms refer to The Children's Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:

•	Fiscal 2016 - The fifty-two weeks ended January 28, 2017

•	Fiscal 2015 - The fifty-two weeks ended January 30, 2016

•	Fiscal 2014 - The fifty-two weeks ended January 31, 2015

•	Fiscal 2017 - Our next fiscal year representing the fifty-three weeks ending February 3, 2018

•	GAAP - Generally Accepted Accounting Principles

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
General
The Children's Place, Inc. is the largest pure-play children's specialty apparel retailer in North America. We sell apparel, accessories, footwear, and other items for children. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high quality merchandise at value prices, the substantial majority of which is under the proprietary “The Children's Place”, "Place", and "Baby Place" brand names. Our stores offer a friendly and convenient shopping environment. The Children's Place has differentiated departments and serves the wardrobe needs of girls and boys (sizes 4-16), toddler girls and boys (sizes 12 mos.-5T) and baby (sizes 0-18 mos.). Stores are visually merchandised by size segment. Our merchandise is also available online at www.childrensplace.com. Our customers are able to shop online and receive the same merchandise available in our physical stores, in addition to merchandise which is exclusive to our e-commerce site.
The Children's Place was founded in 1969. The Company became publicly traded on the Nasdaq Global Select Market in 1997. As of January 28, 2017, we operated 1,039 stores throughout North America as well as our online store. During Fiscal 2016, we opened four stores and closed 34 stores. During Fiscal 2015, we opened four stores and closed 32 stores. Also, in Fiscal 2016, we continued to expand into international markets through territorial agreements with franchisees, and, in our wholesale business, we continued to add accounts and expand categories and distribution to our customers.
Jane Elfers, our President and Chief Executive Officer, established four key strategic initiatives that are delivering sales and margin:

1.
Superior Product - Product will always be our number one priority. We continue to significantly differentiate and upgrade the look of our merchandise. We strive to ensure that we have the right product, in the right channels of distribution, at the right time. In addition to apparel, we offer a full line of accessories and footwear so busy moms can quickly and easily put together head-to-toe outfits. Our design, merchandising, sourcing, and planning teams have made great progress moving our product forward while at the same time balancing fashion and fashion basics with more frequent, wear-now deliveries.

2.
Business Transformation through Technology - Our business transformation through technology initiative has two key components: inventory management and digital transformation. With respect to inventory management, the insights from the implementation of our assortment planning, allocation, replenishment, order planning, and forecasting tools are delivering significant gross margin and inventory productivity benefits.

Mobile is the cornerstone of our digital strategy and when designing and developing our digital experience, our starting point is to optimize the mobile experience. Our digital transformation is comprised of three key initiatives: omni-channel initiatives; architectural upgrades; and customer segmentation efforts. During Fiscal 2016, we piloted our first omni-channel initiative, reserve on line, pick up in store ("ROPIS"), and re-launched our loyalty program in conjunction with our new private label credit card program. Our loyalty members and private label credit card holders represent our most loyal customer segment, exhibiting a great visit frequency and average spend.

3.
Growth through Alternate Channels of Distribution - We have established new channels of distribution, including international and wholesale distribution. We continued our international expansion program during Fiscal 2016 with our franchise partners adding 48 additional international points of distribution (stores, shop in shops, e-commerce site) bringing our total count to 150 points of distribution operating in 17 countries. We also launched our brand on the Tmall e-commerce platform in the China market. In our wholesale business, we launched our replenishment program with Amazon and expanded categories of merchandise available for distribution to our customers.

4.
Fleet Optimization - We constantly evaluate our store fleet as part of our fleet optimization initiative. To improve store productivity we plan to close approximately 300 stores through fiscal 2020, which includes 34 stores closed during Fiscal 2016, 32 stores closed during Fiscal 2015, 35 stores closed in Fiscal 2014 and 41 stores closed during fiscal 2013.

Overlaying these four strategic initiatives is talent. Talent ultimately defines our success, and over the past several years we have built a best-in-class management team. This talented team is a significant competitive advantage for our Company.
Underlying these growth initiatives is a commitment to operational excellence. The Company’s commitment to operational excellence includes disciplined expense management, improving store operations, and combined with our finance, compliance, legal and human resources areas, forms the strong base necessary to support our long-term growth initiatives.
Segment Reporting
In accordance with FASB ASC 280--Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S. based wholesale business. Included in The Children's Place International segment are our Canadian based stores, revenue from the Company's Canada wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales. The following tables show by segment our net sales and operating income for the past three fiscal years, and total assets as of January 28, 2017 and January 30, 2016:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Net sales:
The Children's Place U.S.	$1,567,556	$1,518,117	$1,528,762
The Children's Place International	217,760	207,660	232,562
Total net sales	$1,785,316	$1,725,777	$1,761,324

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Operating income:
The Children's Place U.S.	$113,376	$65,221	$63,586
The Children's Place International	34,032	24,859	16,457
Total operating income	$147,408	$90,080	$80,043

Operating income as a percent of net sales:
The Children's Place U.S.	7.2%	4.3%	4.2%
The Children's Place International	15.6%	12.0%	7.1%
Total operating income as a percent of net sales	8.3%	5.2%	4.5%

	January 28, 2017	January 30, 2016
	(In thousands)
Total assets:
The Children's Place U.S.	$735,953	$748,975
The Children's Place International	174,546	148,973
Total assets	$910,499	$897,948
See Note 11 of the Notes to our Consolidated Financial Statements for further segment financial data.
All foreign net sales are in The Children's Place International segment while certain foreign expenses related to our buying operations are allocated between the two segments.
Key Capabilities
Our objective is to deliver high quality, value priced, trend right assortments for children. Our assortment offers one stop shopping across apparel, footwear, accessories, and other items for children. Our strategies to achieve this objective are as follows:
Merchandising Strategy
Our merchandising strategy is to offer a compelling and coordinated assortment of apparel, footwear, accessories, and other items for children that encourage our customer to purchase head to toe outfitting for their children. We build our deliveries by season and flow new product to our stores monthly.

High Quality and Value Pricing
We believe that offering high quality, trend right, age appropriate merchandise under “The Children's Place” and "Place" brand names at value prices is our competitive advantage. We design and merchandise our branded apparel, footwear, and accessories to offer a compelling value to our customers.
Brand Image
We focus on strengthening our brand image and customer loyalty for “The Children's Place” by:

•	Consistently offering high quality and age appropriate products and trend right fashion at value prices in a friendly and convenient shopping environment;

•	Providing coordinated outfits and accessories for our customers' lifestyle needs;

•	Creating strong merchandising and visual presentations to create a compelling in-store experience;

•	Emphasizing our great value and fashion in marketing visuals to convey a consistent brand message;

•	Leveraging our customer database to frequently communicate with our customers and tailor promotions to maximize customer satisfaction;

•	Using our MyPLACE Loyalty Rewards Program and private label credit card to drive customer engagement; and

•	Providing exclusive assortments in our e-commerce business to further expand the breadth of our offerings and brand recognition.
Low-Cost Global Sourcing
We design, source and contract to manufacture the substantial majority of The Children's Place branded products. We believe that this is essential to assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We have strong relationships with our most important vendors. Through these relationships and our extensive knowledge of low cost sourcing on a global scale, we are able to offer our customers high-quality products at value prices. We maintain a network of sourcing offices globally in order to manage our vendors efficiently and respond to changing business needs effectively. Our sourcing offices in Hong Kong, Shanghai, India, Bangladesh, and Vietnam, and contract associates in greater Africa, Cambodia, Indonesia and other countries in which we source products, give us access to a wide range of vendors and allow us to work to maintain and/or reduce our current merchandise costs by capitalizing on new sourcing opportunities while maintaining our product quality.
Merchandising Process
The strong collaboration between our experienced cross functional teams in design, merchandising, sourcing and planning have enabled us to build our brand.
Design
The design team gathers information from trends, color services, research and trade shows.
Merchandising
Each quarter we develop seasonal merchandising strategies.
Planning and Allocation
The planning and allocation organization works collaboratively with the merchandising, finance, and global sourcing teams to develop seasonal sales and margin plans to support our financial objectives and merchandising strategies. Further, this team plans the flow of inventory to ensure that we are adequately supporting floor sets and key promotional periods. Special attention is paid to our store types, as they differ in capacity and layout.
Production, Quality Assurance and Social Compliance
During Fiscal 2016, we engaged over 100 independent vendors located primarily in greater Asia. We continue to pursue global sourcing opportunities to support our inventory needs and to seek to control merchandise costs.
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
During Fiscal 2016, we purchased approximately 98% of our total merchandise directly without the aid of third party commissioned buying agents. We source from a well-diversified sourcing base including approximately 21% of our total goods from China, approximately 20% from Bangladesh, approximately 15% from Indonesia and approximately 11% from Vietnam. No other country accounted for 10% or more of our production.
In addition to our quality assurance procedures, we administer a responsible sourcing program that seeks to protect our company and enhance our brand by continually providing guidance in-line with industry standards to our global vendors in their efforts to provide safe and otherwise appropriate working conditions for their employees. These efforts are part of an ongoing process to encourage the continued improvement by our vendors of factory working conditions, and ultimately, the lives of their employees who make our product. This is achieved through encouraging our vendors to comply with local legal regulations, as well as industry standards, and socially responsible business practices. The components of our program are as follows:

•
Vendor Code of Conduct - By formally acknowledging and agreeing to our code of conduct, our vendors affirm their commitment to integrate compliance with local law and industry standards into their manufacturing and sourcing practices. Topics covered by these standards include child labor, involuntary or forced labor, slavery and human trafficking, coercion or harassment, discrimination, health and safety, compensation, working hours, freedom of association, environment, unauthorized subcontracting, security practices, and undue influence of independent auditors.

•
Ongoing Auditing Program - We administer a factory auditing program staffed by our internal sourcing team and/or professional third party auditors, who visit factory locations at least once a year on average to provide insight into general factory working conditions and other production characteristics in all factories that manufacture The Children's Place products. With this information, we can understand factories’ challenges, help the factories identify non-compliance with industry standards, and offer guidance on corrective action plans for the factories to achieve better compliance. All factories that are approved for The Children’s Place production must undergo a social compliance audit prior to any orders being placed and at least once annually thereafter.

•
Corrective Action Plans - Following each social audit, a corrective action plan outlines any areas of non-compliance identified through the factory audit. Each factory is expected to develop a remediation plan and remediation timeline for any non-compliance found. Through follow-up social audits, we assess a factory’s progress in achieving its remediation plan. It is our preference to work with factories to remediate and achieve compliance rather than terminate our relationship; however, where there is serious non-compliance of critical standards, repeated non-compliance, or failure of the factories to invest in continued improvement, we reserve the right to terminate our relationship.

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

Additionally, under our responsible sourcing program we monitor changes in local laws and other conditions (e.g., worker safety, workers' right of association, and political and social instability) in the countries from which we source in order to identify and assess potential risks to our sourcing capabilities.
Company Stores
The following section highlights various store information for The Children's Place operated stores as of January 28, 2017.
Existing Stores
As of January 28, 2017, we operated a total of 1,039 The Children's Place stores in the United States, Canada and Puerto Rico, most of which are clustered in and around major metropolitan areas and our stores at www.childrensplace.com. In addition, our six international partners operated 150 international points of distribution in 17 countries. We operate 644 stores located in malls, 219 in strip centers, 135 in outlet centers, and 41 in street locations. The following table sets forth the number of stores in the U.S., Puerto Rico and Canada as of the current and prior fiscal year end:

	Number of Stores
Location	January 28, 2017	January 30, 2016
United States	899	926
Canada	129	132
Puerto Rico	11	11
Total Stores	1,039	1,069
Store Concepts
At The Children's Place, our store concepts consist of multiple formats ranging in size from 4,100 to 7,100 square feet, which have evolved over time in response to market trends.  We try to create an open and brightly lit environment for customers.  Our stores typically feature white fixtures to ensure the product is the focal point, using color to brand and create shop identifiers, and are strategically placed within each market.
Fleet Optimization
As part of our store fleet optimization initiative, we plan to close approximately 300 stores through fiscal 2020, which includes the 34 stores we closed during Fiscal 2016, the 32 stores we closed during Fiscal 2015, the 35 stores we closed in Fiscal 2014 and the 41 stores we closed during fiscal 2013. Over the past four fiscal years, we have reduced our total store square footage from 5.2 million to 4.9 million. These closures are resulting in improved profitability and operating margin accretion due to sales transfer, low cost of exit, and the elimination of the underperforming locations. In those markets where we have closed stores, we are seeing the neighboring stores along with the e-commerce business become more productive from both a Comparable Retail Sales and profitability perspective. These results further our commitment to executing this optimization program while dramatically slowing down new store openings.
We continuously review the performance of our store fleet. We base our decisions to open, close or remodel stores on a variety of factors, including lease terms, landlord negotiations, market dynamics, and projected financial performance. When assessing whether to close a store, we also consider remaining lease life and current financial performance.
Internet Sales (“e-commerce”)
Our U.S. and International segments each include an e-commerce business located at www.childrensplace.com and digital growth remains one of our top strategic priorities. We are committed to delivering a best in class, end-to-end user experience including product assortment and website design operations, fulfillment, and customer service. We are further committed to delivering these experiences to our customers when, where and how they are looking to access the brand, accounting for cross-channel behavior, growth of mobile devices, and the growing interest in our brand from international consumers. As such, we will continue to make required investments in back-end infrastructure, as well as front-end technology to deliver on this commitment. We believe that the critical investments made in areas such as e-commerce infrastructure and mobile optimization as well as additional front-end website features have improved our customers' experience.
International Franchises and Wholesale
We continued our international expansion program with our franchise partners adding 48 additional international points of distribution (stores, shop in shops, e-commerce site) during Fiscal 2016 bringing our total count to 150 points of distribution operating in 17 countries. We also launched our brand on the Tmall e-commerce platform in the China market. We generate revenues from our franchisees from the sale of products and sales royalties. In our wholesale business, in Fiscal 2016 we launched our replenishment program with Amazon to complement our fashion wholesale business with Amazon and expanded categories of merchandise available for distribution to our wholesale customers.
Store Operations
The Children's Place U.S. store operations are organized by geographical region. We employ two U.S. Zone Vice Presidents and one Canadian Vice President who oversee our operations of both Place and Outlet stores and to whom regional directors report. A regional director oversees a number of district managers resident within each region. Our stores are staffed by store managers and sales associates, with additional part-time associates hired to support seasonal needs. Our store managers spend a high percentage of their time on the store's selling floor providing direction, motivation, and development to store personnel. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures, and controls. In order to motivate our store management, we offer a monthly incentive compensation plan that awards bonuses for achieving certain financial goals.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Quarterly net sales as a percentage of full year
Fiscal 2016	23.5%	20.8%	26.5%	29.2%
Fiscal 2015	23.5%	21.2%	26.4%	28.9%

Quarterly operating income (loss) as a percentage of full year
Fiscal 2016	26.9%	(2.0)%	42.1%	33.0%
Fiscal 2015	25.8%	(22.3)%	64.0%	32.6%

For more information regarding the seasonality of our business, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results and Seasonality.
Marketing
The Children's Place is a well-recognized brand, with a trend right offering and a compelling value proposition. Our direct marketing program utilizes both on and off-line channels.
During the third quarter of Fiscal 2016, we re-launched our customer loyalty program in conjunction with our new private label credit card program. At the end of Fiscal 2016, our MyPLACE Rewards loyalty program had approximately 8.0 million members who accounted for approximately 74% of sales. Our private label credit card is issued to our customers for use exclusively at The Children's Place stores and online at www.childrensplace.com, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Approximately 12% of our net sales during Fiscal 2016 were transacted using our private label credit card. We promote affinity and loyalty through our marketing programs by utilizing specialized incentive programs.
Distribution
In the United States, we own and operate a 700,000 square foot distribution center in Alabama, which supports both U.S. retail store operations and U.S. e-commerce operations. In Canada, we operate a 95,000 square foot distribution center in Ontario for our Canadian retail store operations. We also use a third-party provider to support our Canadian e-commerce operations. On occasion, we may utilize additional facilities to support seasonal warehousing needs. We also use a third-party provider of warehousing and logistics services in Malaysia to support our international franchise business.
Competition
The children's apparel, footwear, and accessories retail markets are highly competitive. Our primary competitors are specialty stores and mass merchandisers, including Target Corporation and GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Justice (a division of The Ascena Retail Group, Inc.), Carter's, Inc., J.C. Penney Company, Inc., Kohl's Corporation and other department stores, as well as other discount stores such as Walmart Stores, Inc. We also compete with regional retail chains, catalog companies and Internet retailers. One or more of our competitors are present in substantially all of the areas in which we have stores.
Trademarks and Service Marks
“The Children's Place,” “Place,” and “Baby Place", and certain other marks have been registered as trademarks and/or service marks with the United States Patent and Trademark Office and in Canada and other foreign countries. The registration of the trademarks and the service marks may be renewed to extend the original registration period indefinitely, provided the marks are still in use. We intend to continue to use and protect our trademarks and service marks and maintain their registrations. We have also registered our trademarks in other countries where we source our products and where we have established and anticipate establishing franchising operations. We believe our trademarks and service marks have received broad recognition and are of significant value to our business.

Government Regulation
We are subject to extensive federal, state, provincial, and local laws and regulations affecting our business, including product testing and safety, consumer protection, privacy, truth-in-advertising, accessibility, customs, wage and hour laws and regulations, and zoning and occupancy ordinances that regulate retailers generally and/or govern the promotion and sale of merchandise and the operation of retail stores and e-commerce.  We also are subject to similar international laws and regulations affecting our business. We believe that we are in material compliance with these laws and regulations.

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

Virtually all of our merchandise is manufactured by third-party factories located outside of the United States.  These products are imported and are subject to U.S. and Canadian customs laws, which impose tariffs, anti-dumping and countervailing duties on certain imported products, including textiles, apparel, footwear, and accessories.  We currently are not restricted by any such duties in the operation of our business.
Employees
As of January 28, 2017, we had approximately 15,500 employees, approximately 1,500 of whom were based at our corporate offices and distribution centers. Approximately 2,200 were full-time store employees and approximately 11,800 were part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
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

Numerous factors affect our Comparable Retail Sales and quarterly results, including unseasonable weather conditions, merchandise assortment, the retail price of our merchandise, fashion trends, mall traffic, number of visits to our e-commerce site, the retail sales environment, calendar shifts of holidays or seasonal periods, birth rate fluctuations, timing or extent of promotional events and other competitive factors, fluctuations in currency exchange rates, macro-economic conditions and our success in executing our business strategies.

Unseasonable weather, for example, warm weather in the winter or cold weather in the spring over an extended period of time, or the occurrence of frequent or severe storms, adversely affect our sales and therefore our Comparable Retail Sales. The nature of our target customer heightens the effects of unseasonable weather on our sales. Our target customer is a value conscious, lower to middle income mother buying for infants and children based on need rather than based on fashion, trend or impulse. Therefore, for example, our target customer will not purchase warm weather spring clothing during an extended period of unseasonably cold weather occurring in what otherwise should be warmer weather months.

Our Comparable Retail Sales and quarterly results have fluctuated significantly in the past due to the factors cited above, and we anticipate that they will continue to fluctuate in the future, particularly in the current difficult and highly competitive retail environment and continued weak economic conditions affecting our target customer, which may result in declines or delays in consumer spending. The investment community follows Comparable Retail Sales and quarterly results closely and fluctuations in these results, or the failure of our results to meet our publicly announced guidance concerning Comparable Retail Sales, earnings per share, and other financial metrics or our investor's expectations, may have a significant adverse effect on the price of our common stock.
We may not be able to successfully execute our business strategies.
Our strategic initiatives involve the transformation of our systems, including to augment our digital and omni-channel capabilities, to optimize our inventory buys and allocations, to expand our channels of distribution and geographical coverage, and to optimize our North American retail store fleet. Our failure to properly execute our plans, delays in executing our plans or failure to identify alternative strategies could have a material adverse effect on our financial position, results of operations, and cash flows.
During Fiscal 2017, we will continue to implement and refine our systems transformation initiatives designed to increase sales and profitability. Our business transformation through technology initiative has two key components: inventory management and digital transformation. With respect to inventory management, our recently implemented assortment planning and allocation and replenishment tools are delivering gross margin and inventory productivity benefits. Our digital transformation is comprised of three key initiatives: omni-channel initiatives, architectural upgrades, and customer segmentation efforts. These initiatives require the execution of complex projects involving significant systems and operational changes, which place considerable demands on our management and our information and other systems. Our ability to successfully implement and capitalize on these projects is dependent on management’s ability to manage these projects effectively and implement and operate them successfully, and on our employees’ ability to affect the required operational changes. If we fail to implement these projects effectively, we experience significant delay or cost overruns or the necessary operational changes are not affected properly, we may not realize the return on our investments that we anticipate, and our business, financial position, operating results, and cash flows could be materially adversely affected.
During Fiscal 2017, we plan to drive additional growth through our international and wholesale distribution channels. Consumer demand, behavior, taste and purchasing trends as well as economic and political stability may differ in international markets and/or in the distribution channels through which our wholesale customers sell products and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may also face difficulties integrating foreign business operations and/or wholesaling operations with our current sourcing, distribution, information technology systems and other operations. Any of these challenges could hinder our success in new markets or new distribution channels. There can be no assurance that we will successfully complete any planned expansion or that any new business will be profitable or meet our expectations.
During Fiscal 2017, we will continue our store fleet optimization program, which is intended to increase profitability on our existing retail store fleet. Currently, it is planned that this program will close approximately 300 retail stores through fiscal 2020, which includes the 142 retail stores closed between fiscal 2013 and Fiscal 2016. Failure to properly identify or measure underperforming retail stores, failure to achieve anticipated sales transfer rates among closed stores, on the one hand, and remaining retail stores in a geographic region and/or e-commerce sales, on the other hand, and failure to properly identify and analyze customer segmentation and spending patterns could have a material adverse effect on our financial position, results of operations and cash flows. In addition, pursuant to generally accepted accounting principles, we are required to recognize an impairment charge when circumstances indicate that the carrying value of long-lived assets may not be recoverable. If a determination is made that the asset’s carrying value of a long-lived asset is not recoverable over its estimated useful life, the asset is written down to its estimated fair value.
Any of the above risks, individually or in aggregation, could have a material adverse effect on our financial position, results of operations and cash flows.

A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could materially adversely affect our business.
As part of normal operations, we and our third-party vendors and partners, receive and maintain confidential and personally identifiable information about our customers and employees, and confidential financial, intellectual property and other information. We regard the protection of our customer, employee, and company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing requirements. Despite our efforts and technology to secure our computer network and systems, a cybersecurity breach, whether targeted, random, or inadvertent, and whether at the hands of cyber criminals, hackers, rogue employees or other persons, may occur and could go undetected for a period of time, resulting in a material disruption of our computer network, a loss of information valuable to our business, including without limitation customer or employee personally identifiable information, and/or theft.   A similar breach to the computer networks and systems of our third-party vendors and partners over which we have no control may occur, leading to a material disruption of our computer network and/or the areas of our business dependent on the support, services and other products provided by our third-party vendors and partners which may be adversely affected by such breach, a decrease in e-commerce sales and/or a loss of information valuable to our business, including without limitation customer or employee personally identifiable information. Such a cyber incident could result in any of the following:

•theft, destruction, loss, misappropriation, or release of confidential financial and other data, intellectual property or customer or employee information, including personally identifiable information such as payment card information, email addresses, passwords, social security numbers, home addresses, or health information;

•operational or business delays resulting from the disruption of our computer network or the computer networks of our third-party vendors and partners and subsequent material clean-up and mitigation costs and activities;

•negative publicity resulting in material reputation or brand damage with our customers, vendors, third-party partners or industry peers;

•loss of sales, including those generated through our e-commerce website; and

•governmental penalties, fines and/or enforcement actions, payment and industry penalties and fines and /or class action and other lawsuits.
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
Any of the above risks, individually or in aggregation, could materially damage our reputation and result in lost sales, governmental and payment card industry fines, and/or class action and other lawsuits, which in turn could have a material adverse effect on our financial position, results of operations, and cash flows. Although we carry cybersecurity insurance, in the event of a cyber incident, that insurance may not be extensive enough or adequate in scope of coverage or amount to cover damages we may incur. Further, a significant breach of federal, state, provincial, local or international privacy laws could have a material adverse effect on our reputation, financial position, results of operations, and cash flows.
A material disruption in, failure of, or inability to upgrade, our information technology systems could materially adversely affect our business, financial position or results of operations and cash flows.
We rely heavily on various information systems to manage our complex operations, including our online business, management of our global supply chain, merchandise assortment planning, inventory allocation and replenishment, order management, distribution and shipping activities, point-of-sale processing in our stores, gift cards, our private label credit card, our customer loyalty program, and various other processes and transactions. We continue to evaluate and implement upgrades and changes to our IT systems. Implementing upgrades and changes to our IT systems carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, implementation delays, disruption of operations, inability to properly train associates on new processes, inability to properly direct change management, failure to implement appropriate security measures, lower customer satisfaction resulting in lost customers or sales, inability to deliver the optimal level of merchandise to our stores in a timely manner, inventory shortages, inventory levels in excess of customer demand, inability to meet the demands of our international franchise partners or our wholesale and retail customers, and the inability to meet financial, regulatory and other reporting requirements. In addition, any disruptions or malfunctions affecting our current or new information systems could cause critical information upon which we rely to be lost, delayed, unreliable, corrupted, insufficient or inaccessible. Further, there is no assurance that a successfully implemented system will deliver or continue to deliver any anticipated sales or margin improvements or other benefits to us. Risks associated with our information technology systems include:

•risks associated with the failure or disruption of our information technology systems due to inadequate system capacity, security breaches, computer viruses, human error, changes in programming, failure of third-parties to continue to support older systems, system upgrades or migration of these services to new systems;

•natural disasters or adverse weather conditions;

•disruptions in telephone service or power outages;

•reliance on third parties for computer hardware and software, updates (patches), as well as delivery of merchandise to our customers;

•rapid technology changes; and

•consumer privacy and information security concerns and regulation.
Any of these potential issues, individually or in aggregation, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We also rely on third-party vendors and outsourcing partners to design, program, implement, maintain and service our existing and planned information systems. Any failures of these vendors to properly deliver their services in a timely fashion, any determination by those vendors to stop supporting certain systems or components, or any failure of these vendors to protect our personal or competitively sensitive data, or the personal data of our customers or employees, or to prevent the authorized access to such data, whether in their possession or through our information systems, could have a material adverse effect on our business, financial position, results of operations and cash flows.
We depend on our relationships with unaffiliated manufacturers, transportation companies, and independent agents. Our inability to maintain relationships with any of these entities, or the failure of any of their businesses, could materially adversely affect our business and results of operations.
We do not own or operate any manufacturing facilities, and therefore, are dependent upon independent third parties for the manufacture of all of our products. Most of our products are currently manufactured to our specifications, pursuant to purchase orders, by independent manufacturers located primarily in greater Asia. We have no exclusive or long-term contracts with our manufacturers. We compete with other companies for manufacturing facilities, many of which have greater financial resources than we have or pay a higher unit price than we do. If an existing manufacturer of merchandise must be replaced for any reason, we will have to find alternative sources of manufacturing or increase purchases from our other third-party manufacturers, and there is no assurance we will be able to do so or do so on terms that are acceptable to us.
We do not use commissioned buying agents to source any products. Although we believe that we have the in-house capability to more efficiently source substantially all of our purchases, our inability to do so, or our inability to find adequate sources to support our current needs for merchandise and future growth, could have a materially adverse effect on our business, financial position, results of operations, and cash flows.
The failure of our third-party manufacturers, which we do not control, to adhere to local law, industry standards and practices generally accepted as ethical in the United States in the areas of worker safety (e.g. fire safety and building codes), worker rights of association, and social compliance and health and welfare could result in accidents and practices that cause material disruptions or delays in production and/or material harm to our reputation, either of which could have a materially adverse effect on our business, financial position, results of operations, and cash flows.
Our merchandise is shipped directly from manufacturers through third party logistics providers to our distribution and fulfillment centers, and in turn, to our stores, our e-commerce customers and our international franchise partners and wholesale customers. Our operating results depend in material part on the orderly, timely and accurate operation of our shipping, receiving and distribution process, which depends, in part, on our manufacturers' adherence to shipping schedules and our third-party providers’ effective management of our domestic and international distribution facilities and capacity. Furthermore, it is possible that events beyond our control, such as political unrest, labor dispute, a terrorist or similar act, military action, strike, weather patterns, natural disasters, continuing government spending cuts or other disruption impacting the countries that we source from, could result in delays or disruptions in the production and/or delivery of merchandise to our distribution centers or our stores, international franchise partners and wholesale customers, or the fulfillment of e-commerce orders to our customers, or require us to incur substantial additional costs in air freight to ensure timely delivery. Any such event could have a material adverse effect on our business, financial position, results of operations, and cash flows.
If our agents, principal manufacturers or freight operators experience negative financial consequences (including as have occurred in 2016 in the ocean shipping industry), our inability to use or find substitute providers to support our manufacturing and distribution needs in a timely manner could have a material adverse effect on our business, financial position, results of operations and cash flows.
Further, the ocean shipping industry has been experiencing the formation of alliances. We cannot predict the effect this will have on the availability and cost of ocean shipping. If the formation of those alliances results in a contraction in capacity and/or increases in shipping costs, this could have a material adverse effect on our business, financial position, results of operation and cash flows.
Because we purchase our products internationally and from unaffiliated manufacturers, our business is subject to risks associated with international business, the lack of control of independent manufacturers and reliance on imported products.
Virtually all of our merchandise is purchased from foreign suppliers. As a result, we are subject to various risks of doing business in foreign markets and importing merchandise from abroad, including from less stable and/or less developed countries, such as:

•new tariffs or imposition of duties, taxes, and other charges on or costs of relying on imports, including in connection with corporate tax reform and border adjusted taxation proposals being discussed in the U.S. Congress;

•foreign governmental regulations, including but not limited to changing requirements in course of dealing with regard to product safety, product testing, employment, taxation and language preference ;

•the failure of an unaffiliated manufacturer to comply with local laws or ethical business practices, including concerning labor, health and safety and environmental matters;

•financial or political instability;

•the rising cost of doing business in particular countries, including China;

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
Our vendor guidelines and code of conduct promote compliance with applicable law and ethical business practices. We monitor our vendor’s practices; however, we do not control these independent manufacturers, their labor practices, their health and safety practices, the physical condition of their factories, or from where they buy their raw materials. Any violation of labor, health, environmental, safety (e.g. fire or building codes) or other laws by any of the independent manufacturers we use or any divergence of an independent manufacturer's labor practices from standards generally accepted as ethical in the United States and Canada could materially damage our reputation and could have a material adverse effect on our business, financial position, results of operations and cash flows.
Legislative, regulatory and other actions resulting from the November 2016 elections for the U.S. President and the U.S. Congress, including certain proposed actions regarding tax reform, are unpredictable and could have unforeseen consequences having a material adverse effect on our business.

Legislative, regulatory and other actions resulting from the November 2016 elections for the U.S. President and the U.S. Congress are unpredictable and could have unforeseen consequences having a material adverse effect on our business, financial position, results of operations, and cash flows.  Without limiting the generality of the foregoing statement, certain proposals regarding federal corporate tax reform and border-adjusted taxes, or taxes levied on imported goods, may result in a material increase in our federal tax liability, which may result in a material adverse effect on our financial position, results of operations and cash flows.
We may experience disruptions at ports used to export or import our products from Asia and other regions.
We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are exported or imported, we and our vendors may have to ship some or all of our products from Asia and other regions by air freight or to alternative shipping destinations in the United States. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be materially reduced. Similarly, shipping to alternative destinations in the United States could lead to significantly increased costs for our products. A disruption at ports (domestic or abroad) through which our products are exported or imported could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We may suffer material adverse business consequences if we are unable to anticipate, identify and respond to merchandise trends, marketing and promotional trends, changes in technology, or customer shopping patterns.
The apparel industry is subject to rapidly changing fashion trends and shifting consumer preferences. Our success depends in material part on the ability of our design and merchandising teams to anticipate and respond to these changes and our global sourcing team to source from vendors that produce merchandise which has a compelling quality and value proposition for our customers. Our design, manufacturing, and sourcing process generally takes up to one year, during which time fashion trends and consumer preferences may further change. If we miscalculate either the demand for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which could have a material adverse effect on our financial position, results of operation, and cash flows.
Fluctuations in the prices of raw materials, labor, energy and services could result in increased product and/or delivery costs.
Increases in the price of raw materials, including cotton and other materials used in the production of fabric, clothing, footwear, and accessories, as well as volatility and increases in labor, energy, shipping, distribution, and other costs, could result in significant cost increases for our products as well as their distribution to our distribution centers, retail locations, international franchise partners and wholesale and retail customers. To the extent we are unable to offset any such increased costs through value engineering or price increases, such increased costs could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Profitability and our reputation could be materially negatively impacted if we do not adequately forecast the demand for our products and, as a result, create significant levels of excess inventory or insufficient levels of inventory.
If we do not adequately forecast demand for our products and inventory purchases, we could experience materially increased costs and lower selling prices due to a need to dispose of excess inventory. In addition, if we forecast demand for our products that is lower than actual demand, we may experience insufficient levels of inventory, and reputational damage, which could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Our success depends upon the service and capabilities of our management team. Changes in management or in our organizational structure, particularly in the most senior positions, or inadequate management, could have a material adverse effect on our business.
Our business and success is materially dependent on retaining members of our senior leadership team, including our chief executive officer, and other key individuals within the organization, to formulate and execute the Company’s strategic and business plans. Leadership changes can be inherently difficult to manage and may cause material disruption to our business or management team. Senior level management establishes the “tone at the top” by which an environment of ethical values, operating style and management philosophy is fostered. Changes in senior management could lead to an environment that lacks inspiration and/or a lack of commitment by our employees, which could have a material adverse effect on our business.

The highly concentrated nature of our stockholdings could facilitate the approval by stockholders of proposals which are contrary to positions supported by our Board of Directors or management.

The top holders of our common stock are predominately large multi-national financial institutions. The top eight institutional holders own approximately 51% of our outstanding shares of common stock. These holdings would permit these eight institutions to approve proposals submitted to the vote of stockholders which are contrary to positions supported by our Board of Directors or management.
Product liability costs, related claims, and the cost of compliance with consumer product safety laws such as the CPSIA in the U.S. or the CCPSA in Canada or our inability to comply with such laws could have a material adverse effect on our business and reputation.
We are subject to regulation by the CPSC in the U.S., Health Canada in Canada, and similar state, provincial, and international regulatory authorities. Although we test the products sold in our stores, on our website, and to our international franchise partners and our wholesale customers, concerns about product safety, including but not limited to concerns about those manufactured in developing countries, may lead us to recall selected products, either voluntarily, or at the direction of a governmental authority, or may lead to a lack of consumer acceptance or loss of consumer trust. Product safety concerns, recalls, the failure to properly manage recalls, defects or errors could result in governmental fines, rejection of our products by customers, damage to our reputation, lost sales, product liability litigation and increased costs, any or all of which could harm our business and have a material adverse effect on our financial position, results of operations, and cash flows.
The cost of compliance with current requirements and any future requirements of the CPSC, Health Canada or other federal, state, provincial, or international regulatory authorities, consumer product safety laws, including initiatives labeled as “green chemistry” and regulatory testing, certification, packaging, labeling and advertising and reporting requirements, or changes to existing laws could have a material adverse effect on our financial position, results of operations, and cash flows. In addition, any failure to comply with such requirements could result in significant penalties, require us to recall products and harm our reputation, any or all of which could have a material adverse effect on our business, reputation, and financial position, results of operations, and cash flows.
Our failure to successfully manage our e-commerce business could have a material adverse impact on our business.
The successful operation of our e-commerce business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and our fulfillment operations, and on our ability to provide a shopping experience that will generate orders and return visits to our site, including by updating our e-commerce platform to stay abreast of changing consumer shopping habits such as the significantly increased use of mobile devices and apps to shop online. Risks associated with our e-commerce business include:

•risks associated with the failure of the computer systems that operate our website including, among others, inadequate system capacity, security breaches, computer viruses, human error, changes in programming, system upgrades or migration of these services to new systems;

•disruptions in telephone service or power outages;

•reliance on third parties for computer hardware and software, updates as well as delivery of merchandise to our customers;

•rapid technology changes and changes in consumer shopping habits such as the significantly increased use of mobile devices and apps to shop online;

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
Our U.S. distribution center is located in Fort Payne, Alabama. This facility handles all of our warehousing and store fulfillment activities in the U.S., as well as the fulfillment of all of our e-commerce orders in the U.S. Our Canadian distribution center is located in Mississauga, Ontario. We also use a third-party provider, also located in Mississauga, to support our Canadian e-commerce operations. These Ontario facilities handle all of our warehousing, store, and e-commerce fulfillment activities in Canada. Our international franchise partners receive the vast majority of shipments of merchandise from our third-party warehouse provider located in greater Asia. On occasion, we may utilize additional facilities to support our seasonal warehousing needs. Damage to, or prolonged interruption of operations at, any of these facilities due to a work stoppage, weather conditions such as a tornado, hurricane or flood, other natural disaster, or other event could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We face significant competition in the retail industry, which could negatively impact our business.
The children's apparel retail market is highly competitive and we face heightened price and promotional competition. We compete in substantially all of our markets with Target Corporation and GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Justice (a division of The Ascena Retail Group, Inc.), Carter's, Inc., J.C. Penney Company, Inc., Kohl's Corporation and other department stores, as well as other discount stores such as Walmart Stores, Inc. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and internet retailers. One or more of our competitors are present in virtually all of the areas in which we have stores. Internet only retailers generally do not incur the geographical limitations suffered by traditional brick and mortar stores, giving internet only retailers a competitive advantage to and imposing significant pricing pressure on brick and mortar stores. In addition, our e-commerce store may divert sales from our brick and mortar stores, cannibalizing sales results at our brick and mortar stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing and other resources than we have. Increased competition, declining birth rates, increased promotional activity and continuing economic pressure on value seeking consumers could also materially adversely impact our ability to compete successfully. We may not be able to continue to compete successfully against existing or future competition.
We may be unable to protect our trademarks and other intellectual property rights.
We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis, including in the countries in which we have business operations or plan to have business operations, including through foreign franchise partners. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks in the United States or Canada. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Also, others may assert proprietary rights in our intellectual property, or may assert that we are engaging in activities that infringe on their own intellectual property, and we may not be able to successfully resolve these types of claims, any of which could have a negative impact on our business, financial position, results of operations and cash flows. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States and we may not be successful in attaining our trademarks in foreign countries where we plan to conduct business.

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
We depend on generating sufficient cash flows, together with our existing cash balances and availability under our credit facility, to fund our ongoing operations, capital expenditures, debt service requirements and share repurchase program as well as payment of dividends.
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

•vendor, other supplier and agent terms and related conditions, which may be less favorable to us as a smaller company in comparison to larger companies; and

•general business conditions, economic uncertainty or slowdown, including the continuing weakness in the overall economy affecting our target customer.
 Most of these factors are beyond our control. It is difficult to predict the impact that general economic conditions will continue to have on consumer spending and our financial results. However, we believe that they could continue to result in reduced spending by our target customer, which would reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated. In addition, steps that we may take to limit cash outlays, such as delaying the purchase of inventory, may not be successful or could delay the arrival of merchandise for future selling seasons, which could reduce our net sales or profitability. If we are unable to generate sufficient cash flows, we may not be able to fund our ongoing operations, planned capital expenditures, share repurchase programs, payment of dividends or debt service requirements and we may be required to seek additional sources of liquidity.
In addition, at January 28, 2017, approximately $183.7 million, or 95%, of our cash and cash equivalents was held in foreign subsidiaries as well as short-term investments of $49.3 million held in Hong Kong. Because all of our earnings in these foreign subsidiaries are considered permanently reinvested, any repatriation of cash from them would require the accrual and payment of U.S. federal and certain state taxes, which would negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without material adverse tax consequences. In addition, these funds are subject to foreign currency exchange rate fluctuations, which if these rates should move unfavorably, could cause a material decrease in available funds.
A wide variety of factors can cause a decline in consumer confidence and spending which could have an adverse effect on the apparel industry and our operating results.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary and weak economic periods and also may decline at other times. This is particularly true with our target customer who is a value conscious, lower to middle income mother buying for infants and children based on need rather than based on fashion, trend or impulse. High unemployment levels, increases in tax rates, declines in real estate values, availability of credit volatility in the global financial markets and the overall level of consumer confidence have negatively impacted the level of consumer spending for discretionary items. This has and continues to adversely affect our business as it is dependent on consumer demand for our products. In North America, we have experienced a decrease in customer traffic, including at shopping malls, and a highly promotional environment. If the macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings which could materially adversely affect our financial position, results of operations, and cash flows.
In addition to the economic environment, there are a number of other factors that could contribute to reduced customer traffic and/or reduced levels of consumer spending, such as actual or potential terrorist acts, natural disasters, and severe weather. These occurrences create significant instability and uncertainty in the United States and elsewhere in the world, causing consumers to defer purchases or to not shop in retail stores in shopping malls, or preventing our suppliers and service providers from providing required products, services or materials to us. These factors could materially adversely affect our financial position, results of operations, and cash flows.
Our profitability may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, the highly promotional retail environment and changes in consumer demand. If these factors cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, our profitability could decline. This could have a material adverse effect on our financial position, results of operations, and cash flows.
Changes in federal, state or local law, our failure to comply with such laws, or litigation involving such laws could increase our expenses and expose us to legal risks and liability.
Changes in regulatory areas, such as taxes, privacy and information security, product safety, trade, consumer credit, healthcare or environmental protection, among others, could cause our expenses to increase or tax deductible expenses to decrease. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour, accessibility, privacy and information security, product safety, or pricing, advertising and marketing laws, we could be subject to legal and reputational risk, including government enforcement action and class action civil litigation, which could have a material adverse effect on our financial position, results of operations and cash flows. Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could materially adversely affect our effective tax rate and/or subject us to significant penalties and interest.
Legislative or regulatory changes that impact our relationship with our workforce, such as minimum wage requirements or overtime regulation, could increase our expenses and adversely affect our operations. None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various locations. There is no assurance that our employees will not unionize in the future.
If our landlords should suffer financial difficulty or if we are unable to successfully negotiate acceptable lease terms, it could have a material adverse effect on our business, financial position results of operations and cash flows.
If any of our landlords or substantial tenants, such as anchor department stores, should suffer financial difficulty, it could render our landlords unable to fulfill their duties under our lease agreements and/or could render certain malls to experience reduced customer traffic. Such duties include providing a sufficient number of mall co-tenants, common area maintenance, utilities, and payment of real estate taxes. While we have certain remedies under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities could have a material adverse effect on our financial position, results of operations, and cash flows.
The leases for a substantial number of our retail stores come up for renewal each year. If we are unable to continue to negotiate acceptable lease and renewal terms, it could have a material adverse effect on our financial position, results of operations and cash flows.
Tax matters could impact our results of operations and financial condition.
We are subject to income taxes in the United States and foreign jurisdictions, including Canada and Hong Kong. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations, financial condition, and cash flows in future periods. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service, Canada Revenue Agency and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our financial position, results of operations, and cash flows.
Pending legal and regulatory actions are inherent in our business and could adversely affect our results of operations or financial position or harm our businesses or reputation.
We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including treble, punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material adverse effect on business, financial position, results of operations and cash flows or cause us material reputational harm, which in turn could materially harm our business prospects.
Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. Litigation and regulatory matters could materially adversely affect our financial position, results of operations and cash flows. In light of the unpredictability of our litigation and regulatory matters, it is also possible that in certain cases an ultimately unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position, results of operations, and cash flows.
Legislative actions and new accounting pronouncements could result in us having to increase our administrative expenses to remain compliant and could have other material adverse effects.
In order to comply with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform, and Consumer Protection Act of 2010, future accounting guidance or disclosure requirements by the SEC, future guidance that may come from the Public Company Accounting Oversight Board ("PCAOB"), or future changes in listing standards by the Nasdaq Global Select Market, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which could cause our general and administrative expenses to increase materially.
Changes to existing tax or other laws, authoritative guidance and regulations may materially adversely impact our financial statements. The FASB is continuing its convergence efforts with its international counterpart, the International Accounting Standards Board, to converge U.S. and International standards into one uniform set of accounting rules. The effect of changes in tax and other laws or changing accounting rules on our financial statements could be significant. Changes to our financial position, results of operations or cash flows could impact our debt covenant ratios or a lender's perception of our financial statements causing an adverse impact on our ability to obtain credit, or could adversely impact investor analyses and perceptions of our business causing the market value of our stock to decrease. In addition, any changes in the current accounting rules, including legislative and other proposals, could increase the expenses we report under U.S. GAAP and have a material adverse effect on our financial position, results of operations and cash flows.
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
Any of the above risks, individually or in aggregation, could have a material adverse effect on the way we conduct business and could materially negatively impact our financial position, results of operations, and cash flows.
Our share price may be volatile.
Our common stock is quoted on the Nasdaq Global Select Market. Stock markets in general have experienced, and are likely to continue to experience, price and volume fluctuations, which could have a material adverse effect on the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, our Comparable Retail Sales results, other risk factors identified here, announcements by other retailers, the overall economy, legislative, regulatory and other actions resulting from of a change in the presidential administration or the composition of the Congress, and the geopolitical environment could individually or in aggregation cause the price of our common stock to fluctuate substantially.
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

The threat or actual acts of terrorism continue to be a risk to the U.S. and global economies. Terrorism and potential military responses, political unrest, natural disasters, pandemics or other health issues have disrupted and could disrupt commerce, and impact our ability to operate our stores in affected areas, import our products from foreign countries or provide critical functions necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our financial position, results of operations, and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending patterns or customer traffic, and thus have a material adverse impact on our financial position, results of operations, and cash flows.

ITEM 1B.-UNRESOLVED STAFF COMMENTS
None.

ITEM 2.-PROPERTIES
We lease all of our existing store locations in the United States, Puerto Rico and Canada, with lease terms expiring through 2026. The average unexpired lease term for our stores is approximately 2.6 years in the United States (including Puerto Rico) and approximately 3.3 years in Canada. Generally, we enter into initial lease terms ranging between 3-10 years at inception and provide for contingent rent based on sales in excess of specific minimums. We anticipate that we will be able to extend those leases which we wish to extend on satisfactory terms as they expire, or relocate to desirable locations.
The following table sets forth information with respect to our non-store locations as of January 28, 2017:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
Fort Payne, AL (1)	Warehouse Distribution Center	700,000	Owned
Ontario, Canada (2)	Warehouse Distribution Center	95,000	4/30/2019
500 Plaza Drive, Secaucus, NJ (3)	Corporate Offices	200,000	5/31/2029
Hong Kong, China (3)	Product Support	28,000	4/30/2018
Shanghai, China (3)	Product Support	2,200	8/10/2018
Gurgaon, India (3)	Product Support	5,200	7/14/2019
Dhaka, Bangladesh (3)	Product Support	5,000	1/19/2019
Ho Chi Minh City, Vietnam (3)	Product Support	2,000	12/31/2019
____________________________________________

(1)	Supports The Children's Place U.S. stores, wholesale, and e-commerce business.

(2)	Supports The Children's Place Canadian stores.

(3)	Supports both The Children's Place U.S. stores, our e-commerce business, The Children's Place Canadian stores, our international franchisees, and wholesale business.

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

ITEM 3.-LEGAL PROCEEDINGS
The Company is a defendant in Rael v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Southern District of California. In the initial complaint filed in February 2016, the plaintiff alleges that the Company falsely advertised discount prices in violation of California’s Unfair Competition Law, False Advertising Law, and Consumer Legal Remedies Act. The plaintiff filed an amended complaint in April 2016, adding allegations of violations of other state consumer protection laws. In August 2016, the plaintiff filed a second amended complaint, adding an additional plaintiff that allegedly made a purchase in one of the Company’s stores in California and removing the other state law claims. The plaintiffs’ second amended complaint seeks to represent a class of California purchasers and seeks, among other items, injunctive relief, damages, and attorneys’ fees and costs. The Company engaged in an initial mediation with the plaintiffs in December 2016; however, no resolution was reached on the matter at that time. The Company believes that the allegations are without merit and intends to vigorously defend the matter. No assurance can be given as to the ultimate outcome of this matter, and the Company is unable to estimate a reasonably possible range of potential loss for this matter at this time.

We are also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on our financial position, results of operations, or cash flows.

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

	High	Low
2016
First Quarter	$83.94	$61.99
Second Quarter	84.59	67.38
Third Quarter	86.69	72.50
Fourth Quarter	110.60	72.55

2015
First Quarter	$64.19	$55.69
Second Quarter	69.01	57.90
Third Quarter	61.59	53.20
Fourth Quarter	65.10	47.25
On March 21, 2017, the last reported sale price of our common stock was $113.95 per share, the number of holders of record of our common stock was approximately 45 and the number of beneficial holders of our common stock was approximately 11,500.
The Company's Board of Directors has authorized the following share repurchase programs: (1) $100.0 million on March 3, 2014 (the “2014 Share Repurchase Program”); (2) $100.0 million on January 7, 2015 (the “2015 Share Repurchase Program”); and (3) $250.0 million on December 8, 2015 (the “2015 $250 Million Share Repurchase Program”). The 2014 Share Repurchase Program and 2015 Share Repurchase Program have been completed. At January 28, 2017, there was approximately $119.4 million remaining on the 2015 $250 Million Share Repurchase Program. Additionally, in March 2017, the Board of Directors authorized a $250 million share repurchase program (the "2017 Share Repurchase Program"). Under the 2015 and 2017 $250.0 Million Share Repurchase Programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
Additionally, in March 2014, our Board of Directors instituted the payment of a quarterly cash dividend. During Fiscal 2016 and Fiscal 2015, we paid cash dividends of $14.8 million and $12.2 million, respectively. The Board of Directors authorized a quarterly cash dividend of $0.40 per share to be paid on May 1, 2017 to shareholders of record on the close of business on April 10, 2017. Future declarations of quarterly dividends, the establishment of future record dates, and the resulting payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.
 The following table provides a summary of our cash dividends paid by quarter during Fiscal 2016:

	Fiscal Year Ended January 28, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2016
Cash dividends declared and paid per common share	$0.20	$0.20	$0.20	$0.20	$0.80

Cash dividends paid (in thousands)	$3,803	$3,753	$3,647	$3,582	$14,785
Pursuant to the Company's practice, including due to restrictions imposed by our insider trading policy during black-out periods, we withhold and retire shares of vesting stock awards and make payments to taxing authorities as required by law to satisfy the withholding tax requirements of certain recipients. Also, we acquire shares of our common stock in conjunction with liabilities owed under a deferred compensation plan, which are held in treasury. The following table summarizes our share repurchases:

	Fiscal Year Ended
	January 28, 2017		January 30, 2016
	Shares	Value	Shares	Value
Share repurchases related to:	(In thousands)
2014 Share Repurchase Program	—	—	640	39,791
2015 Share Repurchase Program	310	20,726	1,338	79,274
2015 $250 Million Share Repurchase Program program (1)	1,554	130,611	—	—
Withholding taxes	83	6,472	30	1,828
Shares acquired and held in treasury	3	249	4	257

(1)	Subsequent to January 28, 2017 and through March 21, 2017, we repurchased an additional 0.1 million shares for approximately $15.0 million.
The following table provides a month-to-month summary of our share repurchase activity during the 13 weeks ended January 28, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
10/30/16-11/26/16 (1)	95,853	$82.82	93,500	$150,757
11/27/16-12/31/16 (2)	152,643	105.66	152,100	134,684
1/1/17-1/28/17 (3)	151,746	100.98	151,000	119,439
Total	400,242	$98.42	396,600	$119,439

(1)
Includes 848 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 1,505 shares withheld to cover taxes in conjunction with the vesting of a stock award.

(2) Includes 543 shares withheld to cover taxes in conjunction with the vesting of a stock award.

(3)	Includes 746 shares withheld to cover taxes in conjunction with the vesting of a stock award.
Equity Plan Compensation Information
On May 20, 2011, our shareholders approved the 2011 Equity Incentive Plan (the "2011 Equity Plan"). Upon adoption of the 2011 Equity Plan, we ceased issuing awards under the 2005 Equity Incentive Plan (together with the 1997 Stock Option Plan, collectively the "Prior Plans"). The following table provides information as of January 28, 2017, about the shares of our Common Stock that may be issued under our equity compensation plans.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	N/A	N/A	1,065,920
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	N/A	N/A	1,065,920

Performance Graph
The following graph compares the cumulative stockholder return on our common stock with the return on the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade. The graph assumes that $100 was invested on January 28, 2012 in each of our common stock, the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and the CRSP Total Return Index for the NASDAQ Retail Trade.
The table below sets forth the closing price of our Common Stock and the closing indices for the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade on the last day of each of our last five fiscal years.

	2012	2013	2014	2015	2016
The Children's Place---"PLCE"	49.530	52.670	59.950	65.100	94.800
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	1,163.278	1,518.350	1,736.188	1,763.447	2,194.730
CRSP Total Return Index for the NASDAQ Retail Trade	827.442	912.911	1,111.523	1,126.735	1,188.877
The table below assumes that $100 was invested on January 28, 2012 in each of our common stock, CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade.

	2011	2012	2013	2014	2015	2016
The Children's Place---"PLCE"	100.000	98.960	105.230	120.99	132.71	195.11
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	100.000	115.180	150.440	172.31	175.39	218.3
CRSP Total Return Index for the NASDAQ Retail Trade	100.000	118.300	130.500	158.91	161.09	169.97

ITEM 6.-SELECTED FINANCIAL DATA
We are the largest pure-play children's specialty apparel retailer in North America. As of January 28, 2017, we operated 1,039 The Children's Place stores across North America and an online store at www.childrensplace.com. The following table sets forth certain historical financial and operating data for the Company. The selected consolidated financial information presented below is derived from our audited consolidated financial statements for each of the five years in the period ended January 28, 2017. The information contained in this table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and notes thereto included elsewhere herein.

	Fiscal Year Ended (1)
Statement of Operations Data (in thousands, except earnings per share and dividends):	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$1,785,316	$1,725,777	$1,761,324	$1,765,789	$1,809,486
Cost of sales	1,113,723	1,100,645	1,139,024	1,110,268	1,118,046
Gross profit	671,593	625,132	622,300	655,521	691,440
Selling, general and administrative expenses	454,143	469,898	470,686	485,653	510,918
Depreciation and amortization	65,734	62,685	60,494	64,858	77,435
Asset impairment charges (2)	4,026	2,371	11,145	29,633	2,284
Other costs (income) (3)	282	98	(68)	(906)	11,088
Operating income	147,408	90,080	80,043	76,283	89,715
Interest income (expense), net	(395)	(698)	(168)	265	(20)
Income before provision for income taxes	147,013	89,382	79,875	76,548	89,695
Provision for income taxes	44,677	31,498	22,987	23,522	26,452
Net income	102,336	57,884	56,888	53,026	63,243

Diluted income per common share	$5.40	$2.80	$2.59	$2.32	$2.61

Cash dividends declared and paid per common share (4)	$0.80	$0.60	$0.53	—	—

Selected Data:
Number of Company operated stores open at end of period	1,039	1,069	1,097	1,107	1,095
Comparable retail sales increase (decrease)	4.9%	0.4%	0.4%	(2.8)%	2.0%

Balance Sheet Data (in thousands):
Working capital (5)	$281,966	$306,286	$334,812	$357,971	$353,729
Total assets	910,499	897,948	958,618	990,630	923,410
Revolving loan	15,380	—	—	—	—
Long-term debt	—	—	—	—	—
Stockholders’ equity	496,287	527,793	589,118	616,778	620,949
____________________________________________

(1)	The period ending February 2, 2013 was a 53-week year. All other periods presented were 52-week years.

(2)
Asset impairment charges generally relate to the write-down of fixed assets to their fair value related to underperforming stores. In Fiscal 2016 and fiscal 2013, asset impairment charges also included the write-off of obsolete systems of $1.3 million and $9.1 million, respectively.

(3)	Other costs include exit costs associated with the closures of the west coast distribution center and Northeast DC in fiscal 2012 and additional sublease agreements executed in fiscal 2013.

(4)	The Company instituted its quarterly dividend program and paid its first dividend during the first quarter of Fiscal 2014.

(5)	Working capital is calculated by subtracting our current liabilities from our current assets.

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
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children's Place”, “we”, “us”, “our” and similar terms refer to The Children's Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in our management's discussion and analysis of financial condition and results of operations are defined as follows:

•	Fiscal 2016 - The fifty-two weeks ended January 28, 2017

•	Fiscal 2015 - The fifty-two weeks ended January 30, 2016

•	Fiscal 2014 - The fifty-two weeks ended January 31, 2015

•	Fiscal 2017 - Our next fiscal year representing the fifty-three weeks ending February 3, 2018

•	FASB- Financial Accounting Standards Board

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

•	Gross Margin - Gross profit expressed as a percentage of net sales

•	SG&A - Selling, general, and administrative expenses
OVERVIEW
Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, "Place" and "Baby Place" brand names. As of January 28, 2017, we operated 1,039 stores across North America, our e-commerce business at www.childrensplace.com, and had 150 international points of distribution open and operated by our six franchise partners in 17 countries.
Segment Reporting
In accordance with FASB ASC 280--Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S. based wholesale business. Included in The Children's Place International segment are our Canadian based stores, revenue from the Company's Canada wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.

Operating Highlights
Net sales increased by $59.5 million, or 3.4%, to $1,785.3 million during Fiscal 2016 from $1,725.8 million during Fiscal 2015. Our net sales increased by $90.8 million driven primarily by a Comparable Retail Sales increase of 4.9%, as well as growth from our wholesale and international franchise businesses, partially offset by a $28.4 million decrease in sales primarily due to operating fewer stores in our current year and an unfavorable impact of $2.9 million related to changes in the Canadian dollar. During Fiscal 2016, we opened four stores and closed 34 stores.
Gross profit increased by $46.5 million, or 7.4%, to $671.6 million during Fiscal 2016 from $625.1 million during Fiscal 2015.  Consolidated gross margin increased approximately 140 basis points to 37.6% during Fiscal 2016 from 36.2% during Fiscal 2015. The increase in consolidated gross margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Comparable Retail Sales partially offset by the dilutive impact from the growth of our wholesale and international franchise businesses.
We continue to make progress on our business transformation initiatives in an effort to improve sales and margin. Our business transformation through technology initiative has two key components: inventory management and digital transformation. With respect to inventory management, the insights from the implementation of our assortment planning, allocation and replenishment tools, order planning, and forecasting tools are delivering gross margin and inventory productivity benefits as evidenced by our eighth quarter of continued AUR and merchandise margin expansion.
We see mobile as the cornerstone of our digital strategy and when designing and developing our digital experience, our starting point is to optimize the mobile experience. Our digital transformation is comprised of three key initiatives: omni-channel initiatives, architectural upgrades, and customer segmentation efforts. During Fiscal 2016 we piloted our first omni-channel initiative, ROPIS, and re-launched our loyalty program in conjunction with our new private label credit card program. Our loyalty members and private label credit card holders represent our most loyal customer segment, exhibiting a great visit frequency and average spend.
With respect to alternate channels of distribution, we continued our international expansion program and added 48 additional international points of distribution (stores, shop in shops, e-commerce site) during Fiscal 2016 bringing our total count to 150, operating in 17 countries. We also launched our brand on the Tmall e-commerce platform in the China market. In our wholesale business, we launched our replenishment program with Amazon and expanded categories of merchandise available for distribution to our customers.
We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 300 stores through fiscal 2020, which includes the 34 stores we closed during Fiscal 2016, 32 stores we closed during Fiscal 2015, the 35 stores we closed in Fiscal 2014 and the 41 stores we closed during fiscal 2013.

We continue to be committed to returning capital to shareholders. During Fiscal 2016, we repurchased approximately 1.9 million shares for approximately $151.3 million under our share repurchase programs and paid cash dividends of $14.8 million. Our first quarter 2017 dividend of $0.40 per share, which represents a 100% increase per share, will be paid on May 1, 2017 to shareholders of record on the close of business on April 10, 2017.

We reported net income of $102.3 million during Fiscal 2016 compared to $57.9 million during Fiscal 2015, an increase of 76.7%, due to the factors discussed above.  Diluted earnings per share was $5.40 in Fiscal 2016 compared to $2.80 in Fiscal 2015, an increase of 92.9%.  This increase in earnings per diluted share is due to higher net income and a lower diluted weighted average number of common shares outstanding of approximately 1.7 million shares, virtually all of which is related to our share repurchase programs.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes the average translation rates most impacting our operating results:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Average Translation Rates (1)
Canadian Dollar	0.7595	0.7733	0.8980
Hong Kong Dollar	0.1289	0.1290	0.1290
China Yuan Renminbi	0.1499	0.1585	0.1617
____________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. The rates represent the U.S. dollar equivalent of each foreign currency.

For Fiscal 2016, the effects of these translation rate changes on net sales and operating income were decreases of $2.9 million and $0.8 million, respectively. Net sales are affected only by the Canadian dollar translation rates. In addition to the translation rate changes, the gross profit of our Canadian subsidiary is also impacted by its inventory purchases, which are priced in U.S. dollars; however, during the second quarter of Fiscal 2015 we began entering into foreign exchange forward contracts to mitigate the variability of cash flows associated with these inventory purchases.

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
Inventory Valuation— We value inventory at the lower of cost or market (“LCM”), with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions, and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions.  Our historical estimates have not differed materially from actual results and a 10% difference in our LCM reserve as of January 28, 2017 would have impacted net income by approximately $0.2 million.  Our reserve balance at January 28, 2017 was approximately $2.6 million compared to $3.7 million at January 30, 2016.
Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. A 0.5% difference in our shrinkage rate as a percentage of cost of goods sold could impact each quarter's net income by approximately $0.6 million.
Stock-Based Compensation— We account for stock-based compensation according to the provisions of FASB ASC 718-- Compensation—Stock Compensation.
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units, which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards") and each Performance Award has a defined number of shares that an employee can earn (the "Target Shares"). With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during Fiscal 2014 and Fiscal 2015 (the “2014 and 2015 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. 2014 and 2015 Performance Awards generally cliff vest, if earned, after the completion of the applicable three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during Fiscal 2016 (the “2016 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of adjusted earnings per share for a cumulative three-fiscal year performance period and adjusted operating margin expansion and adjusted return on invested capital achieved at the end of the performance period. The 2016 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period. The fair value of the 2016 Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our Fiscal 2016 net income by approximately $0.4 million.
Stock Options
We have not issued stock options since fiscal 2008 and have no stock options outstanding. There is no unamortized stock compensation related to stock options at January 28, 2017.
Impairment of Long-Lived Assets—We periodically review our long-lived assets when events indicate that their carrying value may not be recoverable.  Such events include a historical or projected trend of cash flow losses or a future expectation that we will sell or dispose of an asset significantly before the end of its previously estimated useful life.  In reviewing for impairment, we group our long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  In that regard, we group our assets into two categories: corporate-related and store-related.  Corporate-related assets consist of those associated with our corporate offices, distribution centers, and our information technology systems.  Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment, and lease related assets associated with individual stores.
For store-related assets, we review all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs.  If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At January 28, 2017, the average net book value per store was approximately $0.1 million.
Income Taxes—We utilize the liability method of accounting for income taxes as set forth in FASB ASC 740-- Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.  If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
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
Fair Value Measurement and Financial Instruments—FASB ASC 820-- Fair Value Measurements and Disclosure provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.
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

Our cash and cash equivalents, short-term investments, accounts receivable, assets of the Company's Deferred Compensation Plan, accounts payable and revolving loan are all short-term in nature.  As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.
Our assets measured at fair value on a nonrecurring basis include long-lived assets. We review the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 inputs.

Our derivative assets and liabilities include foreign exchange forward contracts that are measured at fair value using observable market inputs such as forward rates, our credit risk, and our counterparties’ credit risks. Based on these inputs, our derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.
Insurance and Self-Insurance Liabilities—Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers’ compensation, general liability, and property losses, cyber-security coverage, as well as directors’ and officers’ liability, vehicle liability, and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of January 28, 2017 would have impacted net income by approximately $0.7 million.
Recently Issued Accounting Standards
Adopted in Fiscal 2016

In April 2015, the FASB issued guidance relating to accounting for fees paid in connection with cloud-based software arrangements. This guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting for other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The adoption of this guidance did not have a material effect on the Company's financial position, results of operations, or cash flows.

To Be Adopted After Fiscal 2016

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for the Company beginning in Fiscal 2017, including interim periods within those fiscal years, and early adoption was permitted. The potential impacts that this adoption will have on our income tax expense or benefit and related cash flows during and after the period of adoption are dependent in part upon future grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company's common stock and the future achievement of performance criteria that affect performance-based awards. Therefore, the impact on the consolidated financial statements will be dependent upon future events which are unpredictable. However, based on our stock price and our outstanding unvested Deferred and Performance Awards as of January 28, 2017, the adoption of this pronouncement at the beginning of Fiscal 2017 will significantly reduce our income tax expense and increase our net income during Fiscal 2017.

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right of use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. We are currently reviewing the potential impact of this standard. However, we would expect that the adoption of this standard will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet given the extent of our lease portfolio.

In November 2015, the FASB issued guidance relating to balance sheet classification of deferred taxes. Currently, entities are required to present deferred tax assets and liabilities as current and non-current on the balance sheet. This guidance simplifies the current guidance by requiring entities to classify all deferred tax assets and liabilities, together with any related valuation allowance, as noncurrent on the balance sheet. The standard is effective for the Company beginning in its fiscal year 2017, with early adoption permitted, and may be applied prospectively or retrospectively. The adoption is not expected to impact the Company's consolidated financial statements other than the change in presentation of deferred tax assets and liabilities within its consolidated balance sheets.

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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, gross profit increased approximately 140 basis points to 37.6% of net sales during Fiscal 2016 from 36.2% during Fiscal 2015.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	62.4	63.8	64.7
Gross profit	37.6	36.2	35.3
Selling, general, and administrative expenses	25.4	27.2	26.7
Depreciation and amortization	3.7	3.6	3.4
Asset impairment charge	0.2	0.1	0.6
Other (income) costs	—	—	—
Operating income	8.3	5.2	4.5
Income before provision for income taxes	8.2	5.2	4.5
Provision for income taxes	2.5	1.8	1.3
Net income	5.7%	3.4%	3.2%
Number of stores operated by the Company, end of period	1,039	1,069	1,097

The following tables set forth by segment, for the periods indicated, net sales, gross profit and gross margin:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Net sales:
The Children’s Place U.S.	$1,567,556	$1,518,117	$1,528,762
The Children’s Place International	217,760	207,660	232,562
Total net sales	$1,785,316	$1,725,777	$1,761,324

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Gross profit:
The Children’s Place U.S.	$577,948	$539,030	$535,226
The Children’s Place International	93,645	86,102	87,074
Total gross profit	$671,593	$625,132	$622,300
Gross margin:
The Children’s Place U.S.	36.9%	35.5%	35.0%
The Children’s Place International	43.0%	41.5%	37.4%
Total gross margin	37.6%	36.2%	35.3%

Fiscal 2016 Compared to Fiscal 2015

Net sales increased by $59.5 million, or 3.4%, to $1,785.3 million during Fiscal 2016 from $1,725.8 million during Fiscal 2015. Our net sales increased by $90.8 million driven primarily by a Comparable Retail Sales increase of 4.9%, as well as growth from our wholesale and international franchise businesses, partially offset by a $28.4 million decrease in sales primarily due to operating fewer stores in our current year and an unfavorable impact of $2.9 million related to changes in the Canadian dollar.
The Children’s Place U.S. net sales increased $49.5 million, or 3.3%, to $1,567.6 million during Fiscal 2016 compared to $1,518.1 million during Fiscal 2015.  Our net sales increase resulted primarily from a U.S. Comparable Retail Sales increase of 4.9% as well as growth from our wholesale business partially offset by a decrease in sales due to operating fewer stores in our current year.
The Children’s Place International net sales increased $10.1 million, or 4.9%, to $217.8 million during Fiscal 2016 compared to $207.7 million during Fiscal 2015.  Our net sales increase resulted primarily from a Canadian Comparable Retail Sales increase of 5.1% as well as growth from our international franchise business partially offset by a decrease in sales due to operating fewer stores in our current year.
Gross profit increased by $46.5 million, or 7.4%, to $671.6 million during Fiscal 2016 from $625.1 million during Fiscal 2015.   Consolidated gross margin increased approximately 140 basis points to 37.6% during Fiscal 2016 from 36.2% during Fiscal 2015. The increase in consolidated gross margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Comparable Retail Sales partially offset by the dilutive impact from the growth of our wholesale and international franchise businesses.
  Gross margin at The Children's Place U.S. increased approximately 140 basis points to 36.9% during Fiscal 2016 from 35.5% in Fiscal 2015.  The increase in The Children's Place U.S. gross margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Comparable Retail Sales partially offset by the dilutive impact from the growth of our wholesale business.
Gross margin at The Children's Place International increased approximately 150 basis points to 43.0% in Fiscal 2016 from 41.5% in Fiscal 2015.  The increase in The Children's Place International gross margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Comparable Retail Sales partially offset by the dilutive impact from the growth of our international franchise business.
Selling, general and administrative expenses decreased $15.8 million, or 3.5%, to $454.1 million during Fiscal 2016 from $469.9 million during Fiscal 2015. As a percentage of net sales SG&A decreased approximately 180 basis points to 25.4% during Fiscal 2016 from 27.2% during Fiscal 2015. The comparability of our SG&A was affected by costs incurred related to proxy contest expenses, a class action wage and hour legal settlement, a sales tax audit and expenses arising out of the restructuring of certain store and corporate operations which in aggregate resulted in costs of approximately $18.1 million during Fiscal 2015. Excluding this impact, our SG&A increased approximately $2.3 million during Fiscal 2016 from Fiscal 2015, and leveraged 80 basis points. The leverage was primarily due to a reduction in store payroll expenses partially offset by increased incentive compensation expenses.
Asset impairment charges were $4.0 million as compared to $2.4 million during Fiscal 2015. During Fiscal 2016, we impaired 28 stores, 11 of which were fully impaired and 17 of which were partially impaired, compared to 22 stores, 10 of which were fully impaired and 12 of which were partially impaired during Fiscal 2015. These store impairment charges were recorded as a result of reduced cash flows from revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates. Additionally, as part of our business transformation through technology plan, we recorded asset impairment charges of $1.3 million related to the write-down of some previously capitalized development costs and obsolete systems during Fiscal 2016.
Depreciation and amortization was $65.7 million during Fiscal 2016 compared to $62.7 million during Fiscal 2015 reflecting increased depreciation associated with certain business transformation related systems.
Provision for income taxes increased $13.2 million, or 41.9%, to $44.7 million in Fiscal 2016 compared to $31.5 million in Fiscal 2015.  The increase in the provision for income taxes was primarily related to an increase in our pre-tax income partially offset by a decrease in our effective tax rate. Our effective tax rate was 30.4% and 35.2% during Fiscal 2016 and Fiscal 2015, respectively. The decrease in effective tax rate for Fiscal 2016 compared to Fiscal 2015 primarily relates to a $1.7 million tax benefit recorded for uncertain tax positions in Fiscal 2016 as compared to a $3.9 million tax expense in Fiscal 2015 as well as a decrease in non-deductible expenses during Fiscal 2016, partially offset by an unfavorable effective tax rate impact due to a higher percentage of earnings in the U.S. for Fiscal 2016, which has a higher effective tax rate. The Company’s foreign effective tax rates for Fiscal 2016 and Fiscal 2015 were 21.2% and 22.6%, respectively.
Net income was $102.3 million during Fiscal 2016 compared to $57.9 million during Fiscal 2015, an increase of 76.7%, due to the factors discussed above.  Diluted earnings per share was $5.40 in Fiscal 2016 compared to $2.80 in Fiscal 2015, an increase of 92.9%.  This increase in earnings per diluted share is due to higher net income and a lower diluted weighted average number of common shares outstanding of approximately 1.7 million shares, virtually all of which is related to our share repurchase programs.
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
  Gross Margin at The Children's Place U.S. increased approximately 50 basis points to 35.5% in Fiscal 2015 from 35.0% in Fiscal 2014.  The increase in The Children's Place U.S. Gross Margin resulted primarily from merchandise margin leverage, a higher AUR partially offset by the dilutive impact on Gross Margin of channel expansion.
Gross Margin at The Children's Place International increased approximately 410 basis points to 41.5% in Fiscal 2015 from 37.4% in Fiscal 2014.  The increase in The Children's Place International Gross Margin resulted primarily from merchandise margin leverage, a higher AUR and fixed cost leverage resulting from positive Comparable Retail Sales partially offset by the dilutive impact on Gross Margin of channel expansion.
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
Our working capital decreased $24.3 million to $282.0 million at January 28, 2017 compared to $306.3 million at January 30, 2016.  This decrease is primarily due to an increase in capital returned to our shareholders through higher share repurchases and dividends. During Fiscal 2016, we repurchased approximately 1.9 million shares for approximately $151.3 million under our share repurchase programs and paid cash dividends of $14.8 million. Subsequent to January 28, 2017 and through March 21, 2017, we repurchased an additional 0.1 million shares for approximately $15.0 million and announced that our Board of Directors declared a quarterly cash dividend of $0.40 per share to be paid on May 1, 2017 to shareholders of record on the close of business on April 10, 2017.
At January 28, 2017, our credit facility provided for borrowings up to the lesser of $250.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At January 28, 2017, we had $15.4 million in outstanding borrowings with our borrowing base at $223.8 million, and $201.1 million available for borrowing. In addition, at January 28, 2017, we had $7.3 million of outstanding letters of credit with an additional $42.7 million available for issuing letters of credit.
As of January 28, 2017, we had approximately $193.7 million of cash and cash equivalents, of which $183.7 million of cash and cash equivalents was held in foreign subsidiaries, of which approximately $122.7 million was in our Canadian subsidiaries, $54.8 million was in our Hong Kong subsidiaries and $6.2 million was in our other foreign subsidiaries. As of January 28, 2017 we also had short-term investments of $49.3 million in Hong Kong. Because all of our earnings in our foreign subsidiaries are permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded that it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.

We expect to be able to meet our working capital and capital expenditure requirements over the next 12 months by using our cash on hand, cash flows from operations, and availability under our credit facility.
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
The Credit Agreement, which expires in September 2020, consists of a $250 million asset based revolving credit facility, with a $50 million sub-limit for standby and documentary letters of credit and an uncommitted accordion feature that could provide up to $50 million of additional availability. Revolving credit loans outstanding under the Credit Agreement bear interest, at our option, at:

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
The outstanding obligations under the Credit Agreement may be accelerated upon the occurrence of certain events, including, among others, non-payment, breach of covenants, the institution of insolvency proceedings, defaults under other material indebtedness, and a change of control, subject, in the case of certain defaults, to the expiration of applicable grace periods.  We are not subject to any early termination fees.
The Credit Agreement contains covenants, which include conditions on stock buybacks and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of our U.S. assets excluding intellectual property, software, equipment, and fixtures.
As of January 28, 2017, we have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at January 28, 2017 was approximately $1.0 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement. In conjunction with amending the agreement in September 2015, we paid approximately $0.3 million in additional deferred financing costs.
The table below presents the components of our credit facility:

	January 28, 2017	January 30, 2016
	(In millions)
Credit facility maximum	$250.0	$250.0
Borrowing base	223.8	211.7

Outstanding borrowings	15.4	—
Letters of credit outstanding—standby	7.3	7.1
Utilization of credit facility at end of period	22.7	7.1

Availability (1)	$201.1	$204.6

Interest rate at end of period	2.8%	4.0%

	Fiscal 2016	Fiscal 2015
Average end of day loan balance during the period	$39.9	$28.5
Highest end of day loan balance during the period	95.8	67.5
Average interest rate	2.4%	2.7%
____________________________________________

(1)	The sublimit availability for letters of credit was $42.7 million and $42.9 million at January 28, 2017 and January 30, 2016, respectively.
Cash Flows/Capital Expenditures
During Fiscal 2016, cash flows provided by operating activities were $199.3 million compared to $182.7 million during Fiscal 2015.  The net increase of $16.6 million in cash from operating activities resulted primarily from an increase in net income. During Fiscal 2015, cash flows provided by operating activities were $182.7 million compared to $161.4 million during Fiscal 2014. The net increase of $21.3 million in cash from operating activities resulted primarily from operating performance.
Cash flows used in investing activities were $44.3 million during Fiscal 2016 compared to $30.6 million during Fiscal 2015. This change was due primarily to a $9.2 million net purchase of short-term investments during Fiscal 2016 compared to an $11.9 million net redemption of short-term investments during Fiscal 2015 and a $7.5 million decrease in capital expenditures. Cash flows used in investing activities were $30.6 million during Fiscal 2015 compared to $61.7 million during Fiscal 2014. This net decrease of $31.1 million was due primarily to fewer store openings and the completion of certain foundational enterprise resource planning projects in Fiscal 2014.
During Fiscal 2016, cash flows used in financing activities were $155.0 million compared to $131.4 million during Fiscal 2015. The increase primarily resulted from an increase in purchases of our common stock pursuant to our share repurchase programs and cash dividends paid partially offset by an increase in borrowings under our revolving credit facility. During Fiscal 2015, cash flows used in financing activities were $131.4 million compared to $87.6 million during Fiscal 2014.  The increase primarily resulted from a $44.8 million increase in purchases of our common stock, pursuant to our share repurchase programs during Fiscal 2015 compared to Fiscal 2014.
For Fiscal 2017, we estimate that total capital expenditures will be approximately $60 million, primarily related to our business transformation through technology initiative. Our ability to meet our capital requirements in Fiscal 2017 depends on our ability to generate cash flows from operations and our available borrowings under our credit facility. Cash flow generated from operations depends on our ability to achieve our financial plans. We believe that cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of January 28, 2017 we had foreign exchange forward contracts with an aggregate notional amount of $21.4 million and the fair value of the derivative instruments was an asset of $1.5 million and a liability of $0.2 million.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following tables summarize our contractual and commercial obligations as of January 28, 2017:

	Payment Due By Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$649,066	$144,196	$235,724	$161,414	$107,732
Total---Contractual Obligations	$649,066	$144,196	$235,724	$161,414	$107,732

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Purchase commitments--merchandise	449,422	449,422	—	—	—
Purchase commitments--non-merchandise	21,743	21,743	—	—	—
Standby letters of credit(2)	7,300	7,300	—	—	—
Total---Other Commercial Commitments	$478,465	$478,465	$—	$—	$—

Total---Contractual Obligations and Other Commercial Commitments	$1,127,531	$622,661	$235,724	$161,414	$107,732
____________________________________________

(1)
Certain of our operating leases include common area maintenance and other charges in our monthly rental expense. For other leases which do not include these charges in the minimum lease payments, we incur monthly charges, which are billed and recorded separately. Additionally, our minimum lease obligation does not include contingent rent based upon sales volume.

(2)	Represents letters of credit issued to landlords, banks and insurance companies.

We self-insure and purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability and employee medical benefits, as described in Note 1 of the Notes to our Consolidated Financial Statements. Insurance reserves of approximately $6.5 million are included in other long term liabilities as of January 28, 2017. The long-term portion represents the total amount estimated to be paid beyond one year. We are not able to further estimate in which periods the long-term portion will be paid.
As discussed more fully in Note 10 of the Notes to our Consolidated Financial Statements, our long-term liabilities include unrecognized tax benefits of approximately $7.3 million, which includes $1.0 million of accrued interest and penalties, at January 28, 2017. We cannot make a reasonable estimate of the amount and period of related future payments for any of this amount.
We have an employment agreement with our Chief Executive Officer, which provides for cash severance of two times the sum of base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason”. As of January 28, 2017, these cash severance benefits approximated $6.8 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $23.9 million of cash severance benefits should they either be terminated or voluntarily terminate their employment due to a degradation of duties as defined in their agreement.
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
The following table sets forth certain statement of operations data and selected operating data for each of our last four fiscal quarters. Quarterly information for Fiscal 2015 is included in Note 13 of the Notes to our Consolidated Financial Statements. The quarterly statement of operations data and selected operating data set forth below were derived from our audited consolidated financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (unaudited):

	Fiscal Year Ended January 28, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Net sales	$419,351	$371,416	$473,777	$520,772
Gross profit	165,351	123,871	194,517	187,854
Selling, general and administrative expenses	109,212	107,903	115,442	121,586
Depreciation and amortization	16,461	15,891	16,586	16,796
Asset impairment charges	—	2,826	392	808
Other costs	68	191	17	6
Operating income (loss)	39,610	(2,940)	62,080	48,658
Income (loss) before provision (benefit) for income taxes	39,536	(3,116)	61,922	48,671
Provision (benefit) for income taxes	13,551	(1,105)	17,756	14,475
Net income (loss)	25,985	(2,011)	44,166	34,196

Diluted earnings (loss) per share	$1.33	$(0.11)	$2.36	$1.86
Diluted weighted average common shares outstanding	19,569	18,811	18,703	18,419

Cash dividends declared and paid per common share	$0.2000	$0.2000	$0.2000	$0.2000

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of January 28, 2017, we had $15.4 million in borrowings under the credit facility.  A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Asian subsidiaries are considered to be long-term. As of January 28, 2017, net assets in our Canadian and Hong Kong subsidiaries were $109.8 million and $141.6 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $11.0 million and $14.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.

As of January 28, 2017, we had approximately $183.7 million of our cash and cash equivalents held in foreign countries, of which approximately $122.7 million was in Canada, approximately $54.8 million was in Hong Kong and approximately $6.2 million was in other foreign countries. As of January 28, 2017, we held $49.3 million of short-term investments in Hong Kong which are U.S. dollar denominated time deposits with banking institutions in Hong Kong that have six month maturity dates.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Fiscal 2016 net sales could have decreased or increased by approximately $18.5 million and total costs and expenses could have decreased or increased by approximately $20.8 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At January 28, 2017, we had foreign currency denominated receivables and payables, including inter-company balances, of $11.4 million and $4.0 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we began entering into foreign exchange forward contracts in the second quarter of Fiscal 2015. As of January 28, 2017 we had foreign exchange forward contracts with an aggregate notional amount of $21.4 million and the fair value of the derivative instruments was an asset of $1.5 million and a liability of $0.2 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $2.1 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions.

We import a vast majority of our merchandise from foreign countries, primarily China, Bangladesh, Indonesia and Vietnam.  Consequently, any significant or sudden change in these countries' political, foreign trade, financial, banking or currency policies and practices, or the occurrence of significant labor unrest, could have a material adverse impact on our financial position, results of operations and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 28, 2017. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of January 28, 2017, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2017. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on our internal control over financial reporting, which is included herein.
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
Secaucus, New Jersey:

We have audited The Children’s Place, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Children’s Place, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Children’s Place, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017 and our report dated March 23, 2017 expressed an unqualified opinion thereon.
/S/ BDO USA, LLP
New York, New York
March 23, 2017

ITEM 9B.-OTHER INFORMATION
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be set forth in the Company's proxy statement for its 2017 annual meeting of stockholders to be filed within 120 days after January 28, 2017 (the “Proxy Statement”) and is incorporated by reference herein.

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
Secaucus, New Jersey:

We have audited the accompanying consolidated balance sheets of The Children’s Place, Inc. and subsidiaries (the “Company”) as of January 28, 2017 and January 30, 2016 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Children’s Place, Inc. and subsidiaries at January 28, 2017 and January 30, 2016, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Children’s Place, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 23, 2017 expressed an unqualified opinion thereon.
/S/ BDO USA, LLP
New York, New York
March 23, 2017

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 28, 2017	January 30, 2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$193,709	$187,534
Short-term investments	49,300	40,100
Accounts receivable	31,413	26,315
Inventories	286,343	268,831
Prepaid expenses and other current assets	32,894	43,042
Deferred income taxes	17,504	15,486
Total current assets	611,163	581,308
Long-term assets:
Property and equipment, net	264,280	290,980
Deferred income taxes	29,734	22,230
Other assets	5,322	3,430
Total assets	$910,499	$897,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$15,380	$—
Accounts payable	178,208	154,541
Income taxes payable	13,812	1,611
Accrued expenses and other current liabilities	121,797	118,870
Total current liabilities	329,197	275,022
Long-term liabilities:
Deferred rent liabilities	61,128	70,250
Other tax liabilities	7,344	9,713
Other long-term liabilities	16,543	15,170
Total liabilities	414,212	370,155
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 17,764 and 19,479 issued; 17,722 and 19,440 outstanding (shares in thousands)	1,776	1,948
Additional paid-in capital	239,940	232,182
Treasury stock, at cost (42 and 39 shares, in thousands)	(2,188)	(1,939)
Deferred compensation	2,188	1,939
Accumulated other comprehensive loss	(20,341)	(27,485)
Retained earnings	274,912	321,148
Total stockholders’ equity	496,287	527,793
Total liabilities and stockholders’ equity	$910,499	$897,948
 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands, except earnings per share)
Net sales	$1,785,316	$1,725,777	$1,761,324
Cost of sales (exclusive of depreciation and amortization)	1,113,723	1,100,645	1,139,024
Gross profit	671,593	625,132	622,300
Selling, general, and administrative expenses	454,143	469,898	470,686
Depreciation and amortization	65,734	62,685	60,494
Asset impairment charges	4,026	2,371	11,145
Other (income) costs	282	98	(68)
Operating income	147,408	90,080	80,043
Interest expense	(1,953)	(1,718)	(1,323)
Interest income	1,558	1,020	1,155
Income before provision for income taxes	147,013	89,382	79,875
Provision for income taxes	44,677	31,498	22,987
Net income	$102,336	$57,884	$56,888

Earnings per common share
Basic	$5.51	$2.83	$2.62
Diluted	$5.40	$2.80	$2.59

Weighted average common shares outstanding
Basic	18,584	20,438	21,681
Diluted	18,959	20,702	21,924

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Net income	$102,336	$57,884	$56,888
Other comprehensive income (loss):
Foreign currency translation adjustment	6,161	(10,444)	(15,964)
Change in fair value of cash flow hedges, net of income taxes of $(354) and $(223), respectively	983	452	—
Total comprehensive income	$109,480	$47,892	$40,924

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Value	Equity
BALANCE, February 1, 2014	22,230	$2,223	$226,521	$1,575	$389,563	($1,529)	(33)	($1,575)	$616,778
Exercise of stock options	2	—	55						55
Excess tax benefits from stock-based compensation			268						268
Vesting of stock awards	336	34	(34)						—
Stock-based compensation			17,783						17,783
Capitalized stock-based compensation			930						930
Purchase and retirement of shares	(1,493)	(149)	(15,600)		(60,380)				(76,129)
Dividends declared ($0.53 per share)					(11,491)				(11,491)
Unvested dividends			506		(506)				—
Change in cumulative translation adjustment						(15,964)			(15,964)
Deferral of common stock into deferred compensation plan				107			(2)	(107)	—
Net income					56,888				56,888
BALANCE, January 31, 2015	21,075	$2,108	$230,429	$1,682	$374,074	($17,493)	(35)	($1,682)	$589,118
Exercise of stock options	15	2	436						438
Excess tax benefits from stock-based compensation			1,639						1,639
Vesting of stock awards	397	40	(40)						—
Stock-based compensation			21,119						21,119
Capitalized stock-based compensation			697						697
Purchase and retirement of shares	(2,008)	(202)	(22,643)		(98,048)				(120,893)
Dividends declared ($0.60 per share)					(12,217)				(12,217)
Unvested dividends			545		(545)				—
Change in cumulative translation adjustment						(10,444)			(10,444)
Change in fair value of cash flow hedges, net of income taxes of $(223)						452			452
Deferral of common stock into deferred compensation plan				257			(4)	(257)	—
Net income					57,884				57,884
BALANCE, January 30, 2016	19,479	$1,948	$232,182	$1,939	$321,148	$(27,485)	(39)	($1,939)	$527,793
Exercise of stock options	15	2	436						438
Excess tax benefits from stock-based compensation			1,728						1,728
Vesting of stock awards	217	22	(22)						—
Stock-based compensation			28,040						28,040
Capitalized stock-based compensation			1,402						1,402
Purchase and retirement of shares	(1,947)	(196)	(24,622)		(132,991)				(157,809)
Dividends declared ($0.80 per share)					(14,785)				(14,785)
Unvested dividends			796		(796)				—
Change in cumulative translation adjustment						6,161			6,161
Change in fair value of cash flow hedges, net of income taxes of $354						983			983
Deferral of common stock into deferred compensation plan				249			(3)	(249)	—
Net income					102,336				102,336
BALANCE, January 28, 2017	17,764	$1,776	$239,940	$2,188	$274,912	$(20,341)	(42)	($2,188)	$496,287
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,336	$57,884	$56,888
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	65,734	62,685	60,494
Non-cash stock-based compensation	28,040	21,119	17,783
Excess tax benefits from stock-based compensation	(1,728)	(1,639)	(268)
Asset impairment charges	4,026	2,371	11,145
Deferred income tax (benefit)	(9,379)	12,166	5,627
Deferred rent expense and lease incentives	(11,216)	(9,519)	(8,889)
Other non-cash charges, net	819	1,216	2,208
Changes in operating assets and liabilities:
Inventories	(16,072)	26,121	21,022
Accounts receivable and other assets	(7,561)	2,318	(6,268)
Income taxes payable, net of prepayments	25,109	1,845	(7,341)
Accounts payable and other current liabilities	18,989	(4,040)	6,049
Deferred rent and other liabilities	195	10,123	2,960
Net cash provided by operating activities	199,292	182,650	161,410
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,684)	(42,145)	(72,212)
Purchase of short-term investments	(49,300)	(99,680)	(81,000)
Redemption of short-term investments	40,100	111,580	91,500
Change in company-owned life insurance policies	(368)	(379)	5
Net cash used in investing activities	(44,252)	(30,624)	(61,707)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	553,415	556,856	320,230
Repayments under revolving credit facility	(538,035)	(556,856)	(320,230)
Purchase and retirement of common stock, including transaction costs	(157,809)	(120,893)	(76,129)
Payment of dividends	(14,785)	(12,217)	(11,491)
Proceeds from exercise of stock options	438	438	55
Excess tax benefits from stock-based compensation	1,728	1,639	268
Deferred financing costs	—	(320)	(306)
Net cash used in financing activities	(155,048)	(131,353)	(87,603)
Effect of exchange rate changes on cash and cash equivalents	6,183	(6,430)	(12,806)
Net increase (decrease) in cash and cash equivalents	6,175	14,243	(706)
Cash and cash equivalents, beginning of period	187,534	173,291	173,997
Cash and cash equivalents, end of period	$193,709	$187,534	$173,291

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$31,492	$13,887	$23,598
Cash paid during the year for interest	1,680	1,399	936
Increase (decrease) in accrued capital expenditures	3,315	(462)	3,611

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International.  Included in The Children’s Place U.S. segment are the Company's U.S. and Puerto Rico based stores and revenue from its U.S. based wholesale business. Included in The Children's Place International segment are its Canadian based stores, revenue from the Company's Canada wholesale business, as well as revenue from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company's notes to consolidated financial statements are defined as follows:

•	Fiscal 2016 - The fifty-two weeks ended January 28, 2017

•	Fiscal 2015 - The fifty-two weeks ended January 30, 2016

•	Fiscal 2014 - The fifty-two weeks ended January 31, 2015

•	Fiscal 2017 - The Company's next fiscal year representing the fifty-three weeks ending February 3, 2018

•	SEC- The U.S. Securities and Exchange Commission

•	GAAP - Generally Accepted Accounting Principles

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

Fiscal Year
The Company's fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31. All years presented were 52-week years.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses reported during the period. Actual results could differ from the assumptions used and estimates made by management, which could have a material impact on the Company's financial position or results of operations. Significant estimates inherent in the preparation of the consolidated financial statements include reserves for the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived assets; fair value measurements; accounting for income taxes and related uncertain tax positions; insurance reserves; valuation of stock-based compensation awards and related estimated forfeiture rates, among others.
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries. Intercompany balances and transactions have been eliminated. As of January 28, 2017, the Company does not have any investments in unconsolidated affiliates. FASB ASC 810--Consolidation is considered when determining whether an entity is subject to consolidation.
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
The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities. The Company recognizes breakage income for the estimated portion of unredeemed gift cards that is unlikely to be redeemed and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. The Company recognized gift card breakage income of approximately $1.3 million, $3.3 million and $1.6 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, and is recorded in selling, general and administrative expenses.

In Fiscal 2016, the Company launched a new points-based customer loyalty program to replace its prior program. In this program, customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. The Company has developed an estimated value of each point earned based on the awards customers can attain less a reasonable breakage rate. The value of each point earned is recorded as deferred revenue and is included in accrued expenses and other current liabilities.

The Company has an international expansion program through territorial agreements with franchisees. At January 28, 2017, the Company's franchisees had a total of 150 international points of distribution. The Company generates revenues from the franchisees from the sale of product and sales royalties. The Company records gross sales and cost of goods sold on the sale of product to franchisees when the franchisor takes ownership of the product. The Company records gross sales for royalties when the franchisee sells the product to their customers. Under certain agreements the Company receives a fee from each franchisee for exclusive territorial rights. The Company records this territorial fee as deferred revenue and amortizes the fee into gross sales over the life of the territorial agreement.

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
Cost of Sales (exclusive of depreciation and amortization)
In addition to the cost of inventory sold, the Company includes buying, design and distribution expenses, shipping and handling costs on merchandise sold directly to customers, and letter of credit fees in its cost of sales. The Company records all occupancy costs in its cost of sales, except administrative office buildings, which are recorded in selling, general, and

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
The Company accounts for its stock‑based compensation in accordance with the provisions of FASB ASC 718-- Compensation—Stock Compensation. These provisions require, among other things: (a) the fair value at grant date of all stock awards be expensed over their respective vesting periods; (b) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date and (c) that compensation expense include a forfeiture estimate for those shares not expected to vest. Also in accordance with these provisions, for those awards with multiple vest dates, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.
Earnings per Common Share
The Company reports its earnings per share in accordance with FASB ASC 260--Earnings Per Share, which requires the presentation of both basic and diluted earnings per share on the statements of operations. The diluted weighted average common shares include adjustments for the potential effects of outstanding stock options, Deferred Awards and Performance Awards (as both terms are used in Note 3 to these consolidated financial statements), but only in the periods in which such effect is dilutive under the treasury stock method. Included in our basic and diluted weighted average common shares are those shares due to participants in the deferred compensation plan, which are held in treasury stock. Anti-dilutive stock awards are comprised of stock options and unvested deferred, restricted and performance shares which would have been anti-dilutive in the application of the treasury stock method in accordance with FASB ASC 260--Earnings Per Share.
In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Basic weighted average common shares	18,584	20,438	21,681
Dilutive effect of stock awards	375	264	243
Diluted weighted average common shares	18,959	20,702	21,924
Antidilutive stock awards	—	—	—
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
Insurance and Self-Insurance Reserves
The Company self-insures and purchases insurance policies to provide for workers' compensation, general liability and property losses, cyber-security coverage, as well as director and officer's liability, vehicle liability, and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions. The Company records the current portions of employee medical benefits, workers compensation and general liability reserves in accrued expenses and other current liabilities. As of January 28, 2017 and January 30, 2016, the current portions of these reserves were approximately $6.9 million and $7.0 million, respectively. The Company records the long-term portions of employee medical benefits, workers' compensation and general liability reserves in other long-term liabilities. As of January 28, 2017 and January 30, 2016, the long-term portions of these reserves were approximately $6.5 million and $5.8 million, respectively.
Property and Equipment, Net
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
The Company accounts for internally developed software intended for internal use in accordance with provisions of FASB ASC 350--Intangibles-Goodwill and Other. The Company capitalizes development‑stage costs such as direct external costs and direct payroll related costs. When development is substantially complete, the Company amortizes the cost of the software on a straight-line basis over the expected life of the software. Preliminary project costs and post-implementation costs such as training, maintenance and support are expensed as incurred.
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
For store-related assets, the Company reviews all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis. The Company believes waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, the Company projects future cash flows over the remaining life of the lease and compares the total undiscounted cash flows to the net book value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily determines fair market value to be the discounted future cash flows associated with those assets. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends. Internal factors include the Company's ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll, and in certain cases, its ability to renegotiate lease costs.
Deferred Financing Costs
The Company capitalizes costs directly associated with acquiring third party financing. Deferred financing costs are included in other assets and are amortized as interest expense over the term of the related indebtedness. At January 28, 2017, deferred financing costs, net of accumulated amortization of $3.3 million, were approximately $1.0 million. At January 30, 2016, deferred financing costs, net of accumulated amortization of $3.1 million, were approximately $1.2 million.

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
Advertising and Marketing Costs
The Company expenses the cost of advertising over the period the advertising is run or displayed. Included in selling, general and administrative expenses for Fiscal 2016, Fiscal 2015 and Fiscal 2014 are advertising and other marketing costs of approximately $26.4 million, $27.9 million and $30.9 million, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $5.3 million and $3.9 million at January 28, 2017 and January 30, 2016, respectively, and were recorded within prepaid expenses and other current assets in the Company's consolidated balance sheets.
Rent Expense and Deferred Rent
The Company leases certain facilities and equipment, including its retail stores. Certain of the Company's lease agreements contain renewal options, rent escalation clauses, and/or landlord incentives. Renewal terms generally reflect market rates at the time of renewal. Rent expense for non-cancellable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning on the earlier of the lease commencement date or the date the Company takes control of the leased space. The Company records rent expense and the impact of lease incentives for its stores and distribution centers as a component of cost of sales. The unamortized portion of deferred rent is included in deferred rent liabilities.
Income Taxes
We utilize the liability method of accounting for income taxes as set forth in FASB ASC 740-- Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized.  A valuation allowance is recorded when it is more likely than not that any of the deferred tax assets will not be realized.  In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.  If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income primarily consists of cumulative translation adjustments as well as changes in the value of cash flow hedges.
Foreign Currency Translation and Transactions
The Company has determined that the local currencies of its Canadian and Asian subsidiaries are their functional currencies. In accordance with FASB ASC 830--Foreign Currency Matters, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity. The Company also transacts certain business in foreign denominated currencies primarily with its Canadian subsidiary purchasing inventory in U.S. Dollars, and there are inter-company charges between various subsidiaries.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company recorded realized and unrealized gains (losses) on such transactions of approximately $(0.8) million, $0.1 million and $0.5 million, respectively.
Derivative Instruments
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, its Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, the Company began entering into foreign exchange forward contracts in the second quarter of Fiscal 2015. These contracts typically mature within 12 months. The Company does not use forward contracts to engage in currency speculation and we do not enter into derivative financial instruments for trading purposes.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities.
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
Fair Value Measurement and Financial Instruments
FASB ASC 820-- Fair Value Measurements and Disclosure provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.
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
The Company’s cash and cash equivalents, short-term investments, assets of the Company’s Deferred Compensation Plan, accounts receivable, accounts payable and revolving loan are all short-term in nature.  As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.
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
The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 inputs. Long-lived assets, primarily comprised of property and equipment, held and used with a carrying amount of $4.2 million were written down to their fair value, resulting in an impairment charge of $4.0 million, which was included in earnings for Fiscal 2016. For Fiscal 2015, long-lived assets held and used with a carrying amount of $4.6 million were written down to their fair value, resulting in an impairment charge of $2.4 million, which was included in earnings for Fiscal 2015. For Fiscal 2014, long-lived assets held and used with a carrying amount of $15.9 million were written down to their fair value, resulting in an impairment charge of $11.1 million, which was included in earnings for Fiscal 2014.
Recently Issued Accounting Updates
Adopted in Fiscal 2016

In April 2015, the FASB issued guidance relating to accounting for fees paid in connection with cloud-based software arrangements. This guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting for other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The adoption of this guidance did not have a material effect on the Company's financial position, results of operations, or cash flows.

To Be Adopted After Fiscal 2016

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for the Company beginning in Fiscal 2017, including interim periods within those fiscal years, and early adoption was permitted. The potential impacts that this adoption will have on our income tax expense or benefit and related cash flows during and after the period of adoption are dependent in part upon future grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company's common stock and the future achievement of performance criteria that affect performance-based awards. Therefore, the impact on the consolidated financial statements will be dependent upon future events which are unpredictable. However, based on our stock price and our outstanding unvested Deferred and Performance Awards as of January 28, 2017, the adoption of this pronouncement at the beginning of Fiscal 2017 will significantly reduce our income tax expense and increase our net income during Fiscal 2017.

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right of use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. We are currently reviewing the potential impact of this standard. However, the Company expects that the adoption of this standard will require the Company to recognize right-of-use assets and lease liabilities that will be material to the Company's consolidated balance sheet given the extent of the Company's lease portfolio.

In November 2015, the FASB issued guidance relating to balance sheet classification of deferred taxes. Currently, entities are required to present deferred tax assets and liabilities as current and non-current on the balance sheet. This guidance simplifies the current guidance by requiring entities to classify all deferred tax assets and liabilities, together with any related valuation allowance, as non-current on the balance sheet. The standard is effective for the Company beginning in its fiscal year 2017, with early adoption permitted, and may be applied prospectively or retrospectively. The adoption is not expected to impact the Company's consolidated financial statements other than the change in presentation of deferred tax assets and liabilities within its consolidated balance sheets.

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

2. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
The Company's Board of Directors has authorized the following share repurchase programs: (1) $100.0 million on March 3, 2014 (the “2014 Share Repurchase Program”); (2) $100.0 million on January 7, 2015 (the “2015 Share Repurchase Program”); and (3) $250.0 million on December 8, 2015 (the “2015 $250 Million Share Repurchase Program”). The 2014 Share Repurchase Program and 2015 Share Repurchase Program have been completed. At January 28, 2017, there was approximately $119.4 million remaining on the 2015 $250 Million Share Repurchase Program. Additionally, in March of 2017, the Board of Directors authorized a $250 million share repurchase program (the "2017 Share Repurchase Program"). Under the 2015 and 2017 $250 Million Share Repurchase Programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
Pursuant to the Company's practice, including due to restrictions imposed by the Company's equity plan during black-out periods, the Company withholds and retires shares of vesting stock awards in exchange for payments to satisfy minimum withholding tax requirements. The Company's payment of the withholding taxes in exchange for the shares constitutes a purchase of its common stock. The Company acquires shares of its common stock in conjunction with liabilities owed under a deferred compensation plan, which are held in treasury. The following table summarizes the Company's share repurchases:

	Fiscal Year Ended
	January 28, 2017		January 30, 2016		January 31, 2015
	Shares	Value	Shares	Value	Shares	Value
Share repurchases related to:	(in thousands)
2012 Share Repurchase Program	—	—	—	—	282	14,671
2014 Share Repurchase Program	—	—	640	39,791	1,189	60,209
2015 Share Repurchase Program	310	20,726	1,338	79,274	—	—
2015 $250 Million Share Repurchase Program program(1)	1,554	130,611	—	—	—	—
Withholding taxes and other	83	6,472	30	1,828	22	1,249
Shares acquired and held in treasury	3	249	4	257	2	107

(1)	Subsequent to January 28, 2017 and through March 21, 2017, the Company repurchased an additional 0.1 million shares for approximately $15.0 million.
In accordance with FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro-rata allocation based on total shares outstanding.  Related to all shares retired for Fiscal 2016, Fiscal 2015 and Fiscal 2014, approximately $133.0 million, $98.0 million and $60.4 million was charged to retained earnings, respectively.
Dividends
Related to Fiscal 2016 dividends, $15.6 million was charged to retained earnings, of which $14.8 million related to cash dividends paid and $0.8 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.

2. STOCKHOLDERS’ EQUITY (Continued)
Related to Fiscal 2015 dividends, $12.8 million was charged to retained earnings, of which $12.2 million related to cash dividends paid and $0.6 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. On February 7, 2017, the Board of Directors authorized a quarterly cash dividend of $0.40 per share to be paid on May 1, 2017 to shareholders of record on the close of business on April 10, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.
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

For Performance Awards issued during Fiscal 2014 and Fiscal 2015 (the “2014 and 2015 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2014 and 2015 Performance Awards generally cliff vest, if earned, after the completion of the applicable three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group.

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

The following table summarizes the Company’s stock-based compensation expense:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Deferred Awards	$8,906	$10,653	$10,529
Performance Awards	19,134	10,466	7,254
Total stock-based compensation expense (1)	$28,040	$21,119	$17,783
____________________________________________
(1)    A portion of stock-based compensation is included in cost of sales. Approximately $3.6 million, $2.5 million and $1.6 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general & administrative expense.

The Company recognized a tax benefit related to stock-based compensation expense of $11.1 million, $8.3 million and $7.0 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)
At January 28, 2017, the Company had 1,065,920 shares available for grant under the Equity Plan.
Changes in the Company’s Unvested Stock Awards during Fiscal 2016, Fiscal 2015 and Fiscal 2014
Deferred Awards

	Fiscal Year Ended
	January 28, 2017		January 30, 2016		January 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Deferred Awards at beginning of year	473	$54.62	592	$49.02	691	$49.27
Granted	189	72.19	196	64.62	273	48.50
Vested (1)	(163)	54.35	(250)	49.02	(229)	48.97
Forfeited	(30)	63.88	(65)	55.35	(143)	49.31
Unvested Deferred Awards at end of year	469	$61.19	473	$54.62	592	$49.02
____________________________________________

(1)
In Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company withheld shares of 83,344; 29,654; and 21,788, respectively, to satisfy minimum withholding tax requirements. These shares were immediately retired.

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $14.6 million as of January 28, 2017, which will be recognized over a weighted average period of approximately 1.9 years.

The fair value of Deferred Awards held by the Company's employees that vested during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was approximately $12.2 million, $15.5 million and $11.4 million, respectively.

Performance Awards

	Fiscal Year Ended
	January 28, 2017		January 30, 2016		January 31, 2015
	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Performance Awards at beginning of year	375	$61.37	345	$50.18	267	$47.67
Granted	204	75.19	195	70.91	245	50.91
Vested shares	(54)	48.26	(147)	48.02	(107)	46.34
Forfeited	(10)	67.11	(18)	59.49	(60)	48.87
Unvested Performance Awards at end of year	515	$68.11	375	$61.37	345	$50.18
____________________________________________

(1)	For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.

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
Performance Awards approximated $33.7 million as of January 28, 2017, which will be recognized over a weighted average period of approximately 1.9 years.
The fair value of Performance Awards held by the Company's employees that vested during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was approximately $4.4 million, $2.3 million and $5.5 million, respectively.
Stock Options
No stock options were issued during Fiscal 2016, Fiscal 2015 and Fiscal 2014 and at January 28, 2017, there were no stock options outstanding.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Fiscal 2016 were as follows:

	Fiscal Year Ended
	January 28, 2017		January 30, 2016		January 31, 2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding at beginning of year	15	$29.05	30	$29.05	34	$28.77
Granted	—	—	—	—	—	—
Exercised (1)	(15)	29.05	(15)	29.05	(2)	24.54
Forfeited	—	—	—	—	(2)	29.54
Options outstanding at end of year(2)	—	$—	15	$29.05	30	$29.05
Options exercisable at end of year(2)	—	$—	15	$29.05	30	$29.05
____________________________________________

(1)	The aggregate intrinsic value of options exercised was approximately $0.7 million, $0.5 million and $0.1 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

(2)	The aggregate intrinsic value of options outstanding and exercisable at the end of Fiscal 2015 and Fiscal 2014 was approximately$0.5 million and $0.9 million, respectively.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	January 28, 2017	January 30, 2016
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403
Building and improvements	35,548	35,548
Material handling equipment	48,345	48,345
Leasehold improvements	317,884	317,410
Store fixtures and equipment	223,873	218,566
Capitalized software	204,901	177,849
Construction in progress	7,316	8,357
	841,270	809,478
Less accumulated depreciation and amortization	(576,990)	(518,498)
Property and equipment, net	$264,280	$290,980
During fiscal 2013, the Company conducted a review of its store portfolio using business hurdles management designed to enhance profitability and improve overall operating results. Based on this review, the Company compiled a list of underperforming stores targeted for closure (the “Disposition List”). As a result of this review the Company closed 34 stores in Fiscal 2016, 32 stores in Fiscal 2015, 35 stores in Fiscal 2014, and 41 stores in fiscal 2013. The Company updates this review annually and has identified additional stores for which the Company will review its options for improving their financial performance, including but not limited to negotiating occupancy relief, in order to achieve the business hurdles. If these stores are unable to do so, then the Company will move them to the Disposition List.

At January 28, 2017, the Company performed impairment testing on 1,039 stores with a total net book value of $91.4 million. During Fiscal 2016, the Company recorded $2.7 million of impairment charges primarily related to 28 underperforming stores, of which 11 were fully impaired and 17 were partially impaired. As of January 28, 2017, the aggregate net book value of the stores that were partially impaired was approximately $1.0 million, which the Company determined to be recoverable based on an estimate of discounted future cash flows. Consistent with its impairment policy, the Company concluded that changes in circumstances affecting the carrying value of stores included on the Disposition List required the Company to review all stores included on the Disposition List regardless of whether the store had achieved comparable sales status. Impairment charges for all stores were recorded as a result of revenue and/or gross margins not meeting targeted levels and accelerated store lease termination dates.

In addition to store impairments, the Company has established a strategic business transformation through technology plan and, as part of this plan, the Company concluded that certain development costs previously incurred were no longer relevant. As part of this plan the Company also deemed certain systems to be obsolete and in need of replacement by enhanced capabilities in order to incorporate industry best practices. Accordingly, during the second quarter of Fiscal 2016 the Company recorded asset impairment charges of $1.3 million related to the write-down of some previously capitalized development costs and obsolete systems.

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

During Fiscal 2016, the Company capitalized approximately $21.7 million of external software costs and approximately $15.9 million of internal programming and development costs, of which $1.4 million was related to stock-based compensation.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT, NET (Continued)
During Fiscal 2015, the Company capitalized approximately $28.4 million of external software costs and approximately $13.0 million of internal programming and development costs, of which $0.7 million was related to stock-based compensation. During Fiscal 2014, the Company capitalized approximately $42.4 million of external software costs and approximately $11.6 million of internal programming and development costs, of which $0.9 million was related to stock-based compensation. Amortization expense of capitalized software was approximately $28.1 million, $20.1 million and $11.1 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
 As of January 28, 2017, the Company had approximately $9.4 million in property and equipment for which payment had not been made, which was included in accounts payable and accrued expenses and other current liabilities.

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

The Credit Agreement, which expires in September 2020, consists of a $250 million asset based revolving credit facility, with a $50 million sub-limit for standby and documentary letters of credit and an uncommitted accordion feature that could provide up to $50 million of additional availability. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

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
As of January 28, 2017, the Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at January 28, 2017 was approximately $1.0 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement. In conjunction with amending the agreement in September 2015, we paid approximately $0.3 million in additional deferred financing costs.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT FACILITY (Continued)
The table below presents the components of the Company’s credit facility:

	January 28, 2017	January 30, 2016
	(In millions)
Credit facility maximum	$250.0	$250.0
Borrowing base	223.8	211.7

Outstanding borrowings	15.4	—
Letters of credit outstanding—standby	7.3	7.1
Utilization of credit facility at end of period	22.7	7.1

Availability (1)	$201.1	$204.6

Interest rate at end of period	2.8%	4.0%

	Fiscal 2016	Fiscal 2015
Average end of day loan balance during the period	$39.9	$28.5
Highest end of day loan balance during the period	95.8	67.5
Average interest rate	2.4%	2.7%
____________________________________________

(1)	The sub-limit availability for letters of credit was $42.7 million and $42.9 million at January 28, 2017 and January 30, 2016, respectively.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets are comprised of the following:

	January 28, 2017	January 30, 2016
	(In thousands)
Prepaid property expense	$19,576	$20,148
Prepaid marketing	5,298	3,898
Prepaid maintenance contracts	3,516	3,411
Prepaid insurance	1,384	2,279
Prepaid income taxes	460	11,458
Other	2,660	1,848
Total prepaid expenses and other current assets	$32,894	$43,042

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities are comprised of the following:

	January 28, 2017	January 30, 2016
	(In thousands)
Accrued salaries and benefits	49,199	36,108
Customer liabilities	18,880	17,778
Accrued professional fees	6,370	12,647
Accrued store expenses	6,305	4,742
Sales taxes and other taxes payable	5,164	6,193
Accrued freight	4,685	4,581
Accrued property expenses	4,142	2,258
Accrued insurance	3,329	4,224
Accrued marketing	3,287	5,350
Deferred revenue	3,133	1,547
Accrued capital expenditures	2,981	4,736
Deferred revenue for MyPlace Rewards loyalty program	2,965	5,033
Other	11,357	13,673
Total accrued expenses and other current liabilities	$121,797	$118,870

8.	COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company leases all of its stores, offices and distribution facilities (except the Ft. Payne, Alabama distribution center which the Company owns), and certain office equipment, store fixtures and automobiles, under operating leases expiring through 2026. The leases require fixed minimum annual rental payments plus, under the terms of certain leases, additional payments for taxes, other expenses, and additional rent based upon sales.
Store, office and distribution facilities minimum rent, contingent rent and sublease income are as follows:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Minimum rentals	157,647	159,641	164,510
Additional rent based upon sales	1,367	751	797
Sublease income	(2,275)	(2,766)	(2,967)

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	COMMITMENTS AND CONTINGENCIES (Continued)
Future minimum annual lease payments under the Company's operating leases at January 28, 2017 were as follows:

Minimum Operating Lease Payments
(In thousands)
2017	$144,196
2018	125,707
2019	110,016
2020	91,233
2021	70,180
Thereafter	107,734
Total minimum lease payments	$649,066
Purchase Commitments
As of January 28, 2017, the Company has entered into various purchase commitments for merchandise for re-sale of approximately $449.4 million and approximately $21.7 million for equipment, construction and other non-merchandise commitments.
Employment Agreements
The Company has an employment agreement with its President and Chief Executive Officer, which provides for severance of two times the sum of base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason”. As of January 28, 2017, these cash severance benefits approximated $6.8 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $23.9 million of cash severance benefits should they either be terminated or voluntarily terminate their employment due to a degradation of duties as defined in their change in control agreements.
Loss Contingency for Foreign Exchange Control Penalties
During the fourth quarter of Fiscal 2016, the Company determined that one of its foreign subsidiaries had not complied with local foreign exchange control funding regulations related to offshore funding of those operations. The Company is currently reviewing the matter and plans to report the noncompliance to the foreign jurisdiction at issue during Fiscal 2017. The Company has concluded that, based on currently available information, a reasonable estimate of penalties payable by the Company arising from the matter will range between $1.9 million and $2.5 million.  In making its estimates, however, the Company notes that this range is based on currently available information and involves elements of judgment and significant uncertainties, and that actual penalties may exceed the high end of the range.  The Company has recorded a provision for potential penalties arising from the matter of $1.9 million in its consolidated financial statements.

9. LEGAL AND REGULATORY MATTERS
The Company is a defendant in Rael v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Southern District of California. In the initial complaint filed in February 2016, the plaintiff alleges that the Company falsely advertised discount prices in violation of California’s Unfair Competition Law, False Advertising Law, and Consumer Legal Remedies Act. The plaintiff filed an amended complaint in April 2016, adding allegations of violations of other state consumer protection laws. In August 2016, the plaintiff filed a second amended complaint, adding an additional plaintiff that allegedly made a purchase in one of the Company’s stores in California and removing the other state law claims. The plaintiffs’ second amended complaint seeks to represent a class of California purchasers and seeks, among other items, injunctive relief, damages, and attorneys’ fees and costs. The Company engaged in an initial mediation with the plaintiffs in December 2016; however, no resolution was reached on the matter at that time. The Company believes that the allegations are without merit and intends to vigorously defend the matter. No assurance can be given as to the ultimate outcome of this matter, and the Company is unable to estimate a reasonably possible range of potential loss for this matter at this time.

9. LEGAL AND REGULATORY MATTERS (Continued)
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

10.	INCOME TAXES
The components of income before taxes are as follows:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Domestic	$90,990	$46,053	$47,888
Foreign	56,023	43,329	31,987
Total income before provision for income taxes	$147,013	$89,382	$79,875
The components of the Company's provision for income taxes consisted of the following:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Current:
Federal(1)	$34,056	$7,248	$8,212
State and local(1)	8,527	2,275	3,691
Foreign	11,473	9,809	5,457
	54,056	19,332	17,360
Deferred:
Federal	(8,068)	9,649	5,260
State and local	(1,691)	2,548	1,426
Foreign	380	(31)	(1,059)
	(9,379)	12,166	5,627
Total provision for income taxes	$44,677	$31,498	$22,987
Effective tax rate	30.4%	35.2%	28.8%
(1)    Excludes federal, state, and local tax benefits resulting from stock-based compensation arrangements. Such amounts were recorded in equity.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	INCOME TAXES (Continued)
A reconciliation between the calculated tax provision on income based on a U.S. federal statutory rate of 35% and the effective tax rate is as follows:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Calculated income tax provision at U.S. federal statutory rate	$51,455	$31,284	$27,956
State and local income taxes, net of federal benefit	4,443	3,052	3,326
Foreign tax rate differential (1)	(10,116)	(9,744)	(8,849)
Non-deductible expenses	2,514	2,729	1,685
Unrecognized tax benefits	(1,673)	3,892	807
Change in valuation allowance	19	399	(1,472)
Other	(1,965)	(114)	(466)
Total provision for income taxes	$44,677	$31,498	$22,987
(1) The foreign tax rate differential is due to the Company having a lower foreign effective tax rate as compared to its U.S. federal statutory tax rate of 35%. The Company has substantial operations in both Hong Kong and Canada, which have lower statutory income tax rates as compared to the U.S. The Company's foreign effective tax rates for Fiscal 2016, Fiscal 2015 and Fiscal 2014 were 21.2%, 22.6% and 13.7%, respectively. This rate will fluctuate from year to year in response to changes in the mix of income by country as well as changes in foreign jurisdiction tax laws.
The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows:

	January 28, 2017	January 30, 2016
	(In thousands)
Current Assets/(Liabilities):
Inventory	4,398	4,472
Reserves	17,283	15,965
Hedging transactions	(354)	(223)
	21,327	20,214
Prepaid expenses	(3,823)	(4,728)
Total current, net	17,504	15,486
Noncurrent Assets:
Property and equipment	(6,900)	(6,855)
Deferred rent	13,425	14,548
Equity compensation	16,093	9,757
Reserves	7,116	4,780
Net operating loss carryforwards and other tax credits	2,312	2,293
Total noncurrent, net	32,046	24,523
Valuation allowance	(2,312)	(2,293)
Net noncurrent	29,734	22,230
Total deferred tax asset, net	$47,238	$37,716

As of January 28, 2017, the Company has not provided Federal taxes on approximately $314.8 million of unremitted earnings of its foreign subsidiaries. The Company intends to reinvest these earnings to fund expansion in these and other markets outside the U.S. Accordingly, the Company has not provided any provision for income tax expense in excess of

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	INCOME TAXES (Continued)
foreign jurisdiction income tax requirements relative to such unremitted earnings in the accompanying financial statements. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, the Company has concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
The Company has foreign net operating loss carryforwards of approximately $5.9 million, which do not expire. The Company also has an Alternative Minimum Tax credit ("AMT") in Puerto Rico of approximately $0.8 million which does not expire.
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
Uncertain Tax Benefits
Tax positions are evaluated in a two-step process. The Company first determines whether it is more-likely-than-not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.
A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	January 28, 2017	January 30, 2016
	(In thousands)
Beginning Balance	$8,381	$5,479
Additions for current year tax positions	688	3,800
Additions for prior year tax positions	250	—
Reductions for prior year tax positions	(1,996)	(242)
Reductions related to settlements with taxing authorities	(46)	(60)
Reductions due to a lapse of the applicable statute of limitations	(1,141)	(596)
Additions related to foreign currency translation	190	—
Ending Balance	$6,326	$8,381
Approximately $7.3 million of unrecognized tax benefits at January 28, 2017 would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that there may be a reduction of approximately $5.4 million of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities and statute of limitations expirations.
The Company accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At January 28, 2017 and January 30, 2016 accrued interest and penalties included in unrecognized tax benefits were

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	INCOME TAXES (Continued)
approximately $1.0 million and $1.3 million, respectively. Interest, penalties and reversals, thereof, net of taxes, was a benefit of $0.3 million in Fiscal 2016 and a benefit of $0.4 million in each of Fiscal 2015 and Fiscal 2014.
The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for federal income tax purposes. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local or foreign tax authorities for tax years fiscal 2012 and prior.

11.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and U.S. revenue from the Company's wholesale business. Included in The Children's Place International segment are the Company's Canadian based stores, revenue from the Company's Canada wholesale business and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.
The following tables provide segment level financial information for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Net sales:
The Children’s Place U.S.	$1,567,556	$1,518,117	$1,528,762
The Children’s Place International(1)	217,760	207,660	232,562
Total net sales	$1,785,316	$1,725,777	$1,761,324
Operating income:
The Children’s Place U.S.(2)	$113,376	$65,221	$63,586
The Children’s Place International(3)	34,032	24,859	16,457
Total operating income	$147,408	$90,080	$80,043

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating income as a percent of net sales:
The Children’s Place U.S.	7.2%	4.3%	4.2%
The Children’s Place International	15.6%	12.0%	7.1%
Total operating income	8.3%	5.2%	4.5%
Depreciation and amortization:
The Children’s Place U.S.	$58,626	$55,937	$52,565
The Children’s Place International	7,108	6,748	7,929
Total depreciation and amortization	$65,734	$62,685	$60,494
Capital expenditures:
The Children’s Place U.S.	$33,447	$41,304	$68,847
The Children’s Place International	1,237	841	3,365
Total capital expenditures	$34,684	$42,145	$72,212

(1)
Net sales from The Children's Place International are primarily derived from revenues from Canadian operations. Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.

(2)
Includes a $3.8 million, $1.7 million and a $10.5 million asset impairment charge for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Also includes additional (income)/costs incurred related to corporate severance and reorganizations of approximately $(0.2) million, $6.0 million and $7.1 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Fiscal 2016 also includes approximately $1.9 million of costs related to foreign exchange control penalties partially offset by approximately $1.6 million of income related to a favorable legal settlement. Fiscal 2015 also includes costs incurred related to a class action wage and hour legal settlement, proxy contest costs and a sales tax audit of approximately $12.1 million.

(3)	Includes a $0.2 million, $0.7 million and $0.6 million asset impairment charge for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

	January 28, 2017	January 30, 2016
	(In thousands)
Total assets:
The Children’s Place U.S.	$735,953	$748,975
The Children’s Place International	174,546	148,973
Total assets	$910,499	$897,948

Geographic Information
The Company's long-lived assets are located in the following countries:

	January 28, 2017	January 30, 2016
	(In thousands)
Long-lived assets(1):
United States	$253,940	$276,612
Canada	14,385	16,212
Asia	1,277	1,586
Total long-lived assets	$269,602	$294,410
____________________________________________

(1)	The Company's long-lived assets are comprised of net property and equipment and other assets.

12.	DERIVATIVE INSTRUMENTS
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, our Canadian subsidiary’s functional currency is the

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	DERIVATIVE INSTRUMENTS (Continued)
Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we began entering into foreign exchange forward contracts in the second quarter of Fiscal 2015. These contracts typically mature within 12 months. We do not use forward contracts to engage in currency speculation and we do not enter into derivative financial instruments for trading purposes.
The Company accounts for all of its derivatives and hedging activity under FASB ASC 815--Derivatives and Hedging.
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
All derivative instruments are presented at gross fair value on the Consolidated Balance Sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of January 28, 2017 the Company had foreign exchange forward contracts with an aggregate notional amount of $21.4 million and the fair value of the derivative instruments was an asset of $1.5 million and a liability of $0.2 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded in cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. During Fiscal 2016, approximately $0.3 million of the effective portion of the gain on the derivative was reclassified into earnings within cost of sales. As of January 28, 2017, the gross value related to hedges of these transactions in OCI was approximately $1.3 million. Assuming January 28, 2017 exchange rates remain constant, $1.0 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized in earnings within selling, general & administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of January 28, 2017.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)
The following tables reflect quarterly consolidated statements of income for the periods indicated (unaudited):

	Fiscal Year Ended January 28, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(in thousands, except earnings per share)
Net sales	$419,351	$371,416	$473,777	$520,772
Gross profit	165,351	123,871	194,517	187,854
Selling, general and administrative expenses	109,212	107,903	115,442	121,586
Asset impairment charges	—	2,826	392	808
Other costs (income)	68	191	17	6
Depreciation and amortization	16,461	15,891	16,586	16,796
Operating income (loss)	39,610	(2,940)	62,080	48,658
Income (loss) before income taxes	39,536	(3,116)	61,922	48,671
Provision (benefit) for income taxes	13,551	(1,105)	17,756	14,475
Net income (loss)	25,985	(2,011)	44,166	34,196

Diluted earnings (loss) per share	$1.33	$(0.11)	$2.36	$1.86
Diluted weighted average common shares outstanding	19,569	18,811	18,703	18,419

Cash dividends declared and paid per common share	$0.2000	$0.2000	$0.2000	$0.2000
____________________________________________
(1) Items impacting the fourth quarter of Fiscal 2016 include approximately $1.9 million of costs related to foreign exchange control penalties partially offset by approximately $1.6 million of income related to a favorable legal settlement.

	Fiscal Year Ended January 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(in thousands, except earnings per share)
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

14.	RETIREMENT AND SAVINGS PLANS
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
The 401(k) Plan is available for all U.S. employees who have completed 90 days of service with the Company. Following guidance in IRS Notice 98-52 related to the design‑based alternative, or “safe harbor,” 401(k) plan method, the Company modified its 401(k) Plan for Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant's contribution and 50% of the next 2% of the participant's contribution and the Company match contribution vests immediately. For highly compensated associates, the Company has the discretion to match the lesser of 50% of the participant's contribution or 2.5% of the participant's covered compensation and the Company match contribution vests over 5 years. The Company's matching contributions were approximately $1.8 million in Fiscal 2016 and $2.2 million in each of Fiscal 2015 and Fiscal 2014.
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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $1.0 million and $0.7 million at January 28, 2017 and January 30, 2016, respectively.  The value of the Deferred Compensation Plan assets was

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RETIREMENT AND SAVINGS PLANS (Continued)
approximately $1.0 million and $0.7 million at January 28, 2017 and January 30, 2016, respectively.  Company stock was $2.2 million and $1.9 million at January 28, 2017 and January 30, 2016, respectively.
Other Plans
Under statutory requirements, the Company contributes to retirement plans for its Canadian, Puerto Rican and Asian operations. Contributions under these plans were approximately $0.5 million, $0.4 million and $0.3 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

15.	SUBSEQUENT EVENTS
Subsequent to January 28, 2017 and through March 21, 2017, the Company repurchased an additional 0.1 million shares for approximately $15.0 million, which brought the total under the 2015 $250 Million Share Repurchase Program to approximately $145.6 million. Additionally, in March of 2017, the Board of Directors authorized a $250 million share repurchase program (the "2017 Share Repurchase Program").
On February 7, 2017, the Company's Board of Directors authorized a quarterly cash dividend of $0.40 per share to be paid May 1, 2017 for shareholders of record on the close of business on April 10, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

THE CHILDREN'S PLACE, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of year	Charged to expense	Deductions	Balance at end of year
	(In thousands)
Lower of cost or market reserve (1)
Fiscal year ended January 28, 2017	$3,696	$—	$(1,144)	$2,552
Fiscal year ended January 30, 2016	$1,925	$2,356	$(585)	$3,696
Fiscal year ended January 31, 2015	$4,268	$—	$(2,343)	$1,925

(1)
Reflects adjustment of out-of-season merchandise inventories to realizable value. Column C represents increases to the reserve and Column D represents decreases to the reserve based on quarterly assessments of the reserve.

(a)(3)     Exhibits.

Exhibit	Description

3.1
Amended and Restated Certificate of Incorporation of the Company dated May 31, 2016 filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on June 7, 2016 is incorporated by reference herein.

3.2	Sixth Amended and Restated By-Laws of the Company filed as Exhibit 3.2 to the registrant's Form 8-K filed on June 7, 2016, is incorporated by reference herein.
4.1(1)	Form of Certificate for Common Stock of the Company filed as an exhibit to the registrant's Registration Statement No. 333‑31535 on Form S-1, is incorporated by reference herein.
4.2(+)	Amended Form of Certificate for Common Stock of the Company
10.1(*)
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

10.3
Lease Agreement between the Company and Turnpike Crossing I, LLC (Dayton New Jersey Distribution Center), dated as of July 14, 2004 filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10‑Q for the period ended July 31, 2004, is incorporated by reference herein.

10.4
Form of Indemnity Agreement between the Company and certain members of management and the Board of Directors filed as Exhibit 10.7 to registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.

10.5
Lease Agreement between The Children's Place Services Company, LLC and 500 Plaza Drive Corp. effective as of March 12, 2009 (500 Plaza Drive), Secaucus, New Jersey filed as Exhibit 10.67 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.6
Guaranty between the Company and 500 Plaza Drive Corp. effective as of March 12, 2009 filed as Exhibit 10.68 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.7
The First Lease Modification Agreement, dated as of August 27, 2009, between The Children's Place Services Company, LLC and 500 Plaza Drive Corp. filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2009, is incorporated by reference herein.

10.8
The Company Nonqualified Deferred Compensation Plan effective January 1, 2010 filed as Exhibit 10.82 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2010, is incorporated by reference herein.

10.9(*)
Amended and Restated Employment Agreement, dated as of March 28, 2011, by and between the Company and Jane T. Elfers filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, is incorporated by reference herein.

10.10(*)
Amendment No. 1 as of March 23, 2012 to Amended and Restated Employment Agreement dated as of March 28, 2011, by and between the Company and Jane T. Elfers filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the period ended January 28, 2012, is incorporated by reference herein.

10.11(*)
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

10.13(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan, filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on May 23, 2011, is incorporated by reference herein.

10.14
Form of Amended and Restated Change in Control Agreement filed as Exhibit 10.41 to the registrant's Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.

Exhibit	Description
10.15(*)
Employment Offer Letter, dated as of November 26, 2012, by and between the Company and Michael Scarpa filed as Exhibit 10.40 to the registrant's Annual Report on Form 10-K for the period ended February 2, 2013, is incorporated by reference herein.

10.16(*)
Letter Agreement dated October 3, 2014 between Anurup Pruthi and The Children's Place Services Company, LLC filed as Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2015, is incorporated by reference herein.

10.17
Agreement dated May 22, 2015, by and among The Children’s Place, Inc., Macellum SPV II, LP, Barington Companies Equity Partners, L.P., Jonathan Duskin, James A. Mitarotonda, certain of their affiliates listed on Schedule A to the Agreement, and Robert L. Mettler filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 29, 2015, is incorporated herein by reference.

10.18(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above) filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2015, is incorporated by reference herein.

10.19(*)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (below Senior Vice President) filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2015, is incorporated by reference herein.

10.20(*)
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

10.22(*)
The Company Profit Sharing/401(k) Plan Adoption Agreement No.#001 for use with Fidelity Basic Plan Document No. 17 entered into by the Company and Fidelity Management Trust Company on September 11, 2015 as filed as Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the period ended January 30, 2016, is incorporated by reference herein.

10.23
Credit Agreement dated July 31, 2008 by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.8 to registrant's Quarterly Report on Form 10-Q for the period ended August 2, 2008, is incorporated by reference herein.

10.24
First Amendment to the Credit Agreement, effective as of March 12, 2009, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.65 to the registrant's Annual Report on Form 10-K for the period ended January 31, 2009, is incorporated by reference herein.

10.25
Second Amendment to Credit Agreement, dated as of May 4, 2009, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended May 2, 2009, is incorporated by reference herein.

10.26
Third Amendment to Credit Agreement, dated as of July 29, 2009, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and Swing Line Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2009, is incorporated by reference herein.

10.27
Fourth Amendment to Credit Agreement, dated October 5, 2009, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 2009, is incorporated by reference herein.

Exhibit	Description
10.28
Fifth Amendment to Credit Agreement, dated August 18, 2010, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 30, 2010, is incorporated by reference herein.

10.29
Sixth Amendment to Credit Agreement, dated March 7, 2011, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com Inc. and Twin Brook Insurance Company, Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders, filed as Exhibit 10.43 to the registrant's Annual Report on Form 10-K for the period ended January 29, 2011, is incorporated by reference herein.

10.30
Seventh Amendment to Credit Agreement, dated August 16, 2011, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia),  LLC, The Children's Place Canada Holdings, Inc. and The Childrensplace.com Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, and SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, is incorporated by reference herein.

10.31
Eighth Amendment to Credit Agreement, dated January 25, 2012, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (Virginia),  LLC, The Children's Place Canada Holdings, Inc. and The Childrensplace.com Inc., as guarantors, Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, SwingLine Lender and Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, NA, as lenders, filed as Exhibit 10.44 to the registrant’s Annual Report on Form 10-K for the period ended January 28, 2012, is incorporated by reference herein.

10.32
Ninth Amendment and Consent Letter to the Credit Agreement, dated May 1, 2012, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., The Childrensplace.com, Inc., TCP IH I, LLC and TCP IH II, LLC, as guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012.

10.33
Tenth Amendment to the Credit Agreement, dated December 20, 2012, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the period ended February 2, 2013.

10.34
Eleventh Amendment to the Credit Agreement, dated March 4, 2014, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, L/C Issuer, SwingLine Lender and as a lender, and Bank of America, N.A., HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.33 to the registrant's Annual Report on Form 10-K for the period ended February 1, 2014, is incorporated by reference herein.

10.35
Twelfth Amendment to the Credit Agreement, dated September 15, 2015, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, L/C Issuer, Swing Line Lender and as a lender and Bank of America, N.A., HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2015, is incorporated by reference herein.

Exhibit	Description
10.36(*)
Agreement and General Release dated as of November 30, 2015, between Brian Ferguson and The Children's Place Services Company, LLC filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2015, is incorporated by reference herein.

10.37
The Children's Place Inc. Third Amended and Restated 2011 Equity Incentive Plan filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 7, 2016 is incorporated by reference herein.

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

ITEM 16.-FORM 10-K SUMMARY
Omitted at registrant's option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE, INC.

By:	/S/ Jane T. Elfers
Jane T. Elfers
Chief Executive Officer and President
March 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Norman Matthews	Chairman of the Board	March 23, 2017
Norman Matthews

/S/ Jane T. Elfers	Director, Chief Executive Officer and President	March 23, 2017
Jane T. Elfers	(Principal Executive Officer)

/S/ Anurup Pruthi	Chief Financial Officer	March 23, 2017
Anurup Pruthi	(Principal Financial and Accounting Officer)

/S/ Joseph Alutto	Director	March 23, 2017
Joseph Alutto

/S/ John E. Bachman	Director	March 23, 2017
John E. Bachman

/S/ Marla Malcolm Beck	Director	March 23, 2017
Marla Malcolm Beck

/S/ Joseph Gromek	Director	March 23, 2017
Joseph Gromek

/S/ Robert Mettler	Director	March 23, 2017
Robert Mettler

/S/ Kenneth Reiss	Director	March 23, 2017
Kenneth Reiss

/S/ Stanley W. Reynolds	Director	March 23, 2017
Stanley Reynolds

/S/ Susan Sobbott	Director	March 23, 2017
Susan Sobbott