Form 10-Q
period 2017-04-29
Childrens Place, Inc.
filed 2017-05-24
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of May 22, 2017 was 17,661,587 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 29, 2017

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 29, 2017	January 28, 2017	April 30, 2016
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$175,628	$193,709	$174,801
Short-term investments	55,800	49,300	58,801
Accounts receivable	31,538	31,413	25,539
Inventories	257,298	286,343	250,280
Prepaid expenses and other current assets	33,030	32,894	31,045
Deferred income taxes	—	17,504	16,359
Total current assets	553,294	611,163	556,825
Long-term assets:
Property and equipment, net	263,884	264,280	283,448
Deferred income taxes	50,103	29,734	25,527
Other assets	4,975	5,322	3,416
Total assets	$872,256	$910,499	$869,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$27,400	$15,380	$25,000
Accounts payable	152,439	178,208	127,454
Income taxes payable	21,999	13,812	3,272
Accrued expenses and other current liabilities	96,372	121,797	95,060
Total current liabilities	298,210	329,197	250,786
Long-term liabilities:
Deferred tax assets	58,372	61,128	68,321
Other tax liabilities	3,213	7,344	10,205
Other long-term liabilities	16,777	16,543	16,405
Total liabilities	376,572	414,212	345,717
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 17,484, 17,764 and 18,943 issued; 17,441, 17,722 and 18,903 outstanding (shares in thousands)	1,748	1,776	1,894
Additional paid-in capital	244,272	239,940	232,582
Treasury stock, at cost (43, 42 and 40 shares, in thousands)	(2,250)	(2,188)	(2,001)
Deferred compensation	2,250	2,188	2,001
Accumulated other comprehensive loss	(25,362)	(20,341)	(15,603)
Retained earnings	275,026	274,912	304,626
Total stockholders’ equity	495,684	496,287	523,499
Total liabilities and stockholders’ equity	$872,256	$910,499	$869,216
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
	(In thousands, except earnings per share)
Net sales	$436,676	$419,351
Cost of sales (exclusive of depreciation and amortization)	266,085	254,000
Gross profit	170,591	165,351
Selling, general, and administrative expenses	112,127	109,212
Depreciation and amortization	15,692	16,461
Asset impairment charges	484	—
Other costs	4	68
Operating income	42,284	39,610
Interest expense	(508)	(391)
Interest income	470	317
Income before provision for income taxes	42,246	39,536
Provision for income taxes	6,017	13,551
Net income	$36,229	$25,985

Earnings per common share
Basic	$2.06	$1.35
Diluted	$1.97	$1.33

Weighted average common shares outstanding
Basic	17,613	19,200
Diluted	18,401	19,569

Cash dividends declared and paid per common share	$0.40	$0.20

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
	(In thousands)
Net income	$36,229	$25,985
Other comprehensive income:
Foreign currency translation adjustment	(5,898)	11,703
Change in fair value of cash flow hedges, net of income taxes of $(318) and $(65)	877	179
Total comprehensive income	$31,208	$37,867

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,229	$25,985
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	15,692	16,461
Stock-based compensation	7,659	6,544
Excess tax benefits from stock-based compensation	—	(1,008)
Deferred taxes	(3,032)	(5,349)
Asset impairment charges	484	—
Deferred rent expense and lease incentives	(2,853)	(2,808)
Other	90	224
Changes in operating assets and liabilities:
Inventories	28,179	21,327
Accounts receivable and other assets	221	1,348
Income taxes payable, net of prepayments	8,159	16,256
Accounts payable and other current liabilities	(58,226)	(51,807)
Deferred rent and other liabilities	(3,391)	1,122
Net cash provided by operating activities	29,211	28,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,292)	(7,084)
Purchase of short-term investments	(55,800)	(30,000)
Proceeds from sale of short-term investments	49,300	11,299
Change in company-owned life insurance policies	(398)	(49)
Net cash used in investing activities	(20,190)	(25,834)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock, including shares surrendered for tax withholdings and transaction costs	(32,810)	(46,150)
Payment of dividends	(7,002)	(3,803)
Borrowings under revolving credit facility	154,200	134,374
Repayments under revolving credit facility	(142,181)	(109,374)
Excess tax benefits from stock-based compensation	—	1,008
Net cash used in financing activities	(27,793)	(23,945)
Effect of exchange rate changes on cash and cash equivalents	691	8,751
Net decrease in cash and cash equivalents	(18,081)	(12,733)
Cash and cash equivalents, beginning of period	193,709	187,534
Cash and cash equivalents, end of period	$175,628	$174,801

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$4,884	$2,525
Cash paid during the period for interest	441	323
Decrease in accrued purchases of property and equipment	(4,596)	(1,713)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
Description of Business
The Children's Place, Inc. and subsidiaries (the “Company”) is the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories, footwear, and other items for children. The Company designs, contracts to manufacture, sells at retail and wholesale, and licenses to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under its proprietary “The Children's Place”, "Place" and "Baby Place" brand names.
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
Interim Financial Statements
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of April 29, 2017 and April 30, 2016 and the results of its consolidated operations and cash flows for the thirteen weeks ended April 29, 2017 and April 30, 2016. The consolidated financial position as of January 28, 2017 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended April 29, 2017 and April 30, 2016 are not necessarily indicative of operating results for a full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:

•	First Quarter 2017 — The thirteen weeks ended April 29, 2017

•	First Quarter 2016 — The thirteen weeks ended April 30, 2016

•	FASB — Financial Accounting Standards Board

•	SEC — U.S. Securities and Exchange Commission

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States

•
FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries. Intercompany balances and transactions have been eliminated. As of April 29, 2017, January 28, 2017 and April 30, 2016 the Company does not have any investments in unconsolidated affiliates. FASB ASC 810--Consolidation is considered when determining whether an entity is subject to consolidation.
Fiscal Year
The Company's fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses reported during the period. Actual results could differ from the assumptions used and estimates made by management, which could have a material impact on the Company's financial position or results of operations. Significant estimates inherent in the preparation of the consolidated financial statements include: reserves for the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived assets; fair value measurements; accounting for income taxes and related uncertain tax positions; insurance reserves; valuation of stock-based compensation awards and related estimated forfeiture rates, among others.
Reclassifications
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

The Company has an international expansion program through territorial agreements with franchisees. The Company generates revenues from the franchisees from the sale of product and sales royalties. The Company records gross sales and cost of goods sold on the sale of product to franchisees when the franchisor takes ownership of the product. The Company records gross sales for royalties when the franchisee sells the product to their customers. Under certain agreements, the Company receives a fee from each franchisee for exclusive territorial rights. The Company records this territorial fee as deferred revenue and amortizes the fee into gross sales over the life of the territorial agreement.

Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value, with cost determined on an average cost basis. The Company capitalizes supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. Inventory includes items that have been marked down to the Company's best estimate of their lower of cost or net realizable value and an estimate for inventory shrinkage. The Company bases its decision to mark down merchandise upon its current rate of sale, the season, and the expected sell-through of the item. The Company adjusts its inventory based upon an annual physical inventory and shrinkage is estimated in interim periods based upon the historical results of physical inventories in the context of current year facts and circumstances.
Impairment of Long-Lived Assets
The Company periodically reviews its long-lived assets when events indicate that their carrying value may not be recoverable. Such events include a history trend or projected trend of cash flow losses or a future expectation that the

Company will sell or dispose of an asset significantly before the end of its previously estimated useful life. In reviewing for impairment, the Company groups its long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In that regard, the Company groups its assets into two categories: corporate-related and store-related. Corporate-related assets consist of those associated with the Company's corporate offices, distribution centers, and its information technology systems. Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment, and lease-related assets associated with individual stores.
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
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of a defined number of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of a defined range of restricted stock units which have performance criteria that must be achieved for the awards to vest (the "Target Shares") in addition to a service period requirement. For Performance Awards issued during fiscal 2014 and 2015 (the “2014 and 2015 Performance Awards”), an employee may earn from 0% to 300% of their Target Shares based on the achievement of adjusted earnings per share for a cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2014 and 2015 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016 and 2017 (the “2016 and 2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of adjusted earnings per share and adjusted operating margin expansion for a cumulative three-fiscal year performance period and adjusted return on invested capital achieved as of the end of the performance period. The 2016 and 2017 Performance Awards cliff vest, if earned, after completion of the three-year performance period. The fair value of the 2016 and 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of adjusted earnings per share, adjusted operating margin expansion, and adjusted return on invested capital as they occur.
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
The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency.  Investments of the rabbi trust consist of mutual funds and Company common stock.  The Deferred Compensation Plan liability, excluding Company common stock, is included in other long-term liabilities and changes in the balance, except those relating to payments, are recognized as compensation expense in selling, general, and administrative expenses.  The value of the mutual funds is included in other assets and related earnings and losses are recognized as investment income or loss, which is included in selling, general, and administrative expenses.  Company stock deferrals are included in the equity section of the Company’s consolidated balance sheet as treasury stock and as a deferred compensation liability.  Deferred stock is recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized.
Fair Value Measurement and Financial Instruments
FASB ASC 820--Fair Value Measurements and Disclosure provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.
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
The Company’s cash and cash equivalents, short-term investments, assets of the Company’s Deferred Compensation Plan, accounts receivable, accounts payable, and revolving loan are all short-term in nature. As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock that is included in the Deferred Compensation Plan is not subject to fair value measurement.
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

Recently Issued Accounting Standards

Adopted in Fiscal 2017

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. With respect to the accounting for income taxes, this update requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. The update also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements be presented within financing activities in the consolidated statement of cash flows. This presentation requirement is consistent with the Company’s current presentation, and will therefore have no impact to the Company. The Company adopted this guidance prospectively in the First Quarter 2017 and the adoption resulted in a reduction of our provision for income taxes of approximately $3.5 million.

The future impacts that this adoption will have on our provision or benefit for income taxes are dependent in part upon future grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company's common stock and the future achievement of performance criteria that affect performance-based awards. Therefore, the impact on the consolidated financial statements will be dependent upon future events which are unpredictable. However, based on our stock price and our outstanding unvested Deferred and Performance Awards as of April 29, 2017, the adoption of this pronouncement will significantly reduce our provision for income taxes and increase our net income primarily during the second quarter of fiscal 2017.

In November 2015, the FASB issued guidance relating to balance sheet classification of deferred taxes. This guidance simplifies the current guidance by requiring entities to classify all deferred tax assets and liabilities, together with any related valuation allowance, as noncurrent on the balance sheet. The Company adopted this guidance in the First Quarter 2017 and applied its provisions prospectively. As a result, the prior periods were not retrospectively adjusted.

In July 2015, the FASB issued an update to accounting guidance to simplify the measurement of inventory. Prior to adoption, all inventory was measured at the lower of cost or market. The update requires an entity to measure inventory within the scope of the guidance at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The update does not apply to inventory measured using last-in, first-out or the retail inventory methods. The adoption was applied prospectively and did not have a material impact on the Company’s consolidated financial statements.

To Be Adopted After Fiscal 2017

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

In May 2014, the FASB issued guidance relating to revenue recognition from contracts with customers. This guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. New disclosures will also be required about the nature, amount, timing, and uncertainty of revenues and related cash flows. In August 2015, the FASB issued guidance to defer the effective date by one year and, therefore, the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017 and is to be applied retrospectively.

We have begun the process of reviewing our current accounting policies and business practices to identify potential differences that would result from applying the new guidance. The majority of our revenue is generated from sales of finished products directly to the consumer, which will continue to be recognized when control is transferred. We are also evaluating the impact that the guidance may have on our retail promotional programs, including our loyalty and private label credit card programs, as well as our accounting for gift cards. The new guidance requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. We plan to adopt this guidance in the first quarter of fiscal 2018 using the modified-retrospective method and are currently reviewing the potential financial impact of adoption of this standard.

2.	STOCKHOLDERS’ EQUITY
Share Repurchase Programs
The Company's Board of Directors has authorized the following share repurchase programs active during the First Quarter 2017 and the First Quarter 2016: (1) $100 million in January 2015 (the "2015 Share Repurchase Program"); (2) $250 million in December 2015 (the "2015 $250 Million Share Repurchase Program"); and (3) $250 million in March 2017 (the "2017 Share Repurchase Program"). The 2015 Share Repurchase Program has been completed. At April 29, 2017, there was approximately $343.8 million in the aggregate remaining on the 2015 $250 Million and 2017 Share Repurchase Programs. Under the 2015 $250 Million and 2017 Share Repurchase Programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue a program at any time, and may thereafter reinstitute purchases, all without prior announcement.
Pursuant to the Company's practice, including due to restrictions imposed by the Company's insider trading policy during black-out periods, the Company withholds and surrenders shares of vesting stock awards and makes payments to taxing authorities as required by law to satisfy the withholding tax requirements of certain recipients. The Company's payment of the withholding taxes in exchange for the retired shares constitutes a purchase of its common stock. The Company also acquires shares of its common stock in conjunction with liabilities owed under the Company's Deferred Compensation Plan, which are held in treasury.
The following table summarizes the Company's share repurchases:

	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016
	Shares	Value	Shares	Value
	(In thousands)
Shares repurchases related to:
2015 Share Repurchase Program	—	—	310	20,726
2015 $250 Million Share Repurchase Program	237	25,648	285	22,929
Withholding taxes and other	60	7,162	30	2,495
Shares acquired and held in treasury	0.6	$62	1	$62
In accordance with the FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during the First Quarter 2017 and the First Quarter 2016, approximately $28.7 million and $38.5 million, respectively, were charged to retained earnings.
Dividends
The First Quarter 2017 dividend of $0.40 per share was paid on May 1, 2017 to shareholders of record on the close of business on April 10, 2017. Related to dividends paid during the First Quarter 2017, $7.6 million was charged to retained earnings, of which $7.0 million related to cash dividends paid and $0.6 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. Related to dividends paid during the First Quarter 2016, $4.0 million was charged to retained earnings, of which $3.8 million related to cash dividends paid and $0.2 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
The Company's Board of Directors declared a quarterly cash dividend of $0.40 per share to be paid on July 10, 2017 to shareholders of record on the close of business on June 19, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance, and other investment priorities.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
	(In thousands)
Deferred Awards	$3,265	$2,306
Performance Awards	4,394	4,238
Total stock-based compensation expense (1)	$7,659	$6,544
____________________________________________

(1)
During the First Quarter 2017 and the First Quarter 2016, approximately $1.0 million and $0.6 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general and administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $3.0 million and $2.6 million for the First Quarter 2017 and the First Quarter 2016, respectively.
Awards Granted During Year-To-Date 2017
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during the First Quarter 2017. Awards were also granted in connection with new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Generally, the Deferred Awards granted to members of the Board of Directors vest after one year. Performance Awards granted during the First Quarter 2017 have a three-year performance period, and, if earned, vest upon completion of the three-year performance period. Depending on the final adjusted earnings per share and adjusted operating margin expansion achieved for the cumulative three-year performance period and adjusted return on invested capital achieved as of the end of fiscal 2019, the percentage of Target Shares earned range from 0% to 200%.
Changes in the Company’s Unvested Stock Awards during the First Quarter 2017
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Deferred Awards, beginning of period	469	$61.19
Granted	52	96.96
Vested	(17)	66.37
Forfeited	(3)	73.09
Unvested Deferred Awards, end of period	501	$64.67

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $16.0 million as of April 29, 2017, which will be recognized over a weighted average period of approximately 2.0 years.
Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Performance Awards, beginning of period	515	$68.11
Granted	62	113.10
Unvested Performance Awards, end of period	577	$72.92
____________________________________________

(1)	For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, and adjusted return on invested capital as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $35.1 million as of April 29, 2017, which will be recognized over a weighted average period of approximately 2.0 years.

4.	EARNINGS PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted earnings per common share:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
	(In thousands)
Net income	$36,229	$25,985

Basic weighted average common shares	17,613	19,200
Dilutive effect of stock awards	788	369
Diluted weighted average common shares	18,401	19,569
Antidilutive stock awards	—	2
Antidilutive stock awards (Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with the FASB ASC 260--Earnings per Share.

5.	PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following:

	April 29, 2017	January 28, 2017	April 30, 2016
	(In thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	35,548	35,548	35,548
Material handling equipment	48,345	48,345	48,345
Leasehold improvements	316,550	317,884	329,718
Store fixtures and equipment	222,747	223,873	229,170
Capitalized software	205,625	204,901	178,318
Construction in progress	20,565	7,316	9,082
	852,783	841,270	833,584
Accumulated depreciation and amortization	(588,899)	(576,990)	(550,136)
Property and equipment, net	$263,884	$264,280	$283,448

At April 29, 2017, the Company performed impairment testing on 1,025 stores with a total net book value of approximately $85.6 million. During the First Quarter 2017, the Company recorded asset impairment charges of $0.5 million for six stores, all of which were fully impaired.
At April 30, 2016, the Company performed impairment testing on 1,053 stores with a total net book value of approximately $108.2 million, and did not record asset impairment charges.
As of April 29, 2017, January 28, 2017 and April 30, 2016, the Company had approximately $4.8 million, $9.4 million and $4.4 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

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

The Company is charged an unused line fee of 0.25% on the unused portion of the commitments.  Letter of credit fees range from 0.625% to 0.75% for commercial letters of credit and range from 0.75% to 1.00% for standby letters of credit.  Letter of credit fees are determined based on the amount of the Company's average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain trade and franchise receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
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
The Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at April 29, 2017 was approximately $0.9 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of the Company’s credit facility:

	April 29, 2017	January 28, 2017	April 30, 2016
	(In millions)
Credit facility maximum	$250.0	$250.0	$250.0
Borrowing base	214.5	223.8	204.5

Outstanding borrowings	27.4	15.4	25.0
Letters of credit outstanding—standby	7.1	7.3	7.9
Utilization of credit facility at end of period	34.5	22.7	32.9

Availability (1)	$180.0	$201.1	$171.6

Interest rate at end of period	2.9%	2.8%	1.8%

	First Quarter 2017	Fiscal 2016	First Quarter 2016
Average end of day loan balance during the period	$47.4	$39.9	$25.3
Highest end of day loan balance during the period	75.6	95.8	46.4
Average interest rate	2.6%	2.4%	2.6%
____________________________________________

(1)	The sublimit availability for the letters of credit was $42.9 million, $42.7 million, and $42.1 million at April 29, 2017, January 28, 2017, and April 30, 2016, respectively.

7.	LEGAL AND REGULATORY MATTERS

The Company is a defendant in Rael v. The Children’s Place, Inc., a purported class action, pending in the U.S. District Court, Southern District of California.  In the initial complaint filed in February 2016, the plaintiff alleged that the Company falsely advertised discount prices in violation of California’s Unfair Competition Law, False Advertising Law, and Consumer Legal Remedies Act.  The plaintiff filed an amended complaint in April 2016, adding allegations of violations of other state consumer protection laws.  In August 2016, the plaintiff filed a second amended complaint, adding an additional plaintiff and removing the other state law claims.  The plaintiffs’ second amended complaint seeks to represent a class of California purchasers and seeks, among other items, injunctive relief, damages, and attorneys’ fees and costs.
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. In April 2017, the parties reached an agreement in principle to settle the matter on a class basis with all individuals in the United States who made a qualifying purchase at The Children’s Place between February 11, 2012 through the date of preliminary approval by the court of the settlement. The proposed settlement provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. The proposed settlement, if ultimately entered into by the parties and approved by the court, will result in the dismissal of all claims through the date of the court’s preliminary approval of the settlement. However, if the proposed settlement is rejected by the court, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the agreement in principle regarding a proposed settlement, the Company has recorded a reserve for $5.0 million in its consolidated financial statements for the First Quarter 2017.
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
The Company’s effective tax rate for the First Quarter 2017 was 14.2% compared to 34.3% during the First Quarter 2016. The decrease in the effective tax rate for the First Quarter 2017 was primarily the result of tax benefits of $3.5 million for excess stock compensation adjustments as well as the release of a $4.0 million reserve for an uncertain tax position that was resolved during the First Quarter 2017. Additionally, the effective tax rate for both periods was lower than the U.S. federal statutory income tax rate of 35% due to the mix of income generated in foreign jurisdictions subject to lower tax rates versus the U.S.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. The total amount of unrecognized tax benefits as of April 29, 2017, January 28, 2017 and April 30, 2016 were $3.2 million, $7.3 million and $10.2 million, respectively, and is included within non-current liabilities. The Company recognized less than $0.1 million in each of the First Quarter 2017 and the First Quarter 2016, respectively, of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes.

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
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, our Canadian subsidiary’s functional currency is the

Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. These contracts typically mature within 12 months. We do not use forward contracts to engage in currency speculation and we do not enter into derivative financial instruments for trading purposes.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of April 29, 2017, the Company had foreign exchange forward contracts with an aggregate notional amount of $23.1 million and the fair value of the derivative instruments was an asset of $1.5 million and a liability of $0.2 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded in cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during the First Quarter 2017. Assuming April 29, 2017 exchange rates remain constant, $0.9 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within selling, general and administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of April 29, 2017.

10.	SEGMENT INFORMATION
In accordance with FASB ASC 280---Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico based stores and revenue from the Company's U.S. based wholesale business. Included in The Children's Place International segment are the Company's Canadian based stores, revenue from the Company's Canadian wholesale business and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of April 29, 2017, The Children’s Place U.S. operated 904 stores and The Children’s Place International operated 129 stores. As of April 30, 2016, The Children’s Place U.S. operated 934 stores and The Children’s Place International operated 130 stores.

The following tables provide segment level financial information:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
	(In thousands)
Net sales:
The Children’s Place U.S.	$394,763	$375,107
The Children’s Place International (1)	41,913	44,244
Total net sales	$436,676	$419,351
Operating income:
The Children’s Place U.S. (2)	$38,740	$34,154
The Children’s Place International	3,544	5,456
Total operating income	$42,284	$39,610
Operating income as a percent of net sales:
The Children’s Place U.S.	9.8%	9.1%
The Children’s Place International	8.5%	12.3%
Total operating income	9.7%	9.4%
Depreciation and amortization:
The Children’s Place U.S.	$13,963	$14,643
The Children’s Place International	1,729	1,818
Total depreciation and amortization	$15,692	$16,461
Capital expenditures:
The Children’s Place U.S.	$13,100	$6,804
The Children’s Place International	192	280
Total capital expenditures	$13,292	$7,084

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

(2)
Includes costs incurred related to a provision for a legal settlement of $5.0 million, asset impairment charges of $0.5 million and costs arising out of the restructuring of certain store and corporate operations of approximately $0.6 million for the First Quarter 2017.

	April 29, 2017	January 28, 2017	April 30, 2016
Total assets:	(In thousands)
The Children’s Place U.S.	$711,257	$735,953	$710,666
The Children’s Place International	160,999	174,546	158,550
Total assets	$872,256	$910,499	$869,216

11.	SUBSEQUENT EVENTS
The Company announced that its Board of Directors has declared a quarterly cash dividend of $0.40 per share to be paid on July 10, 2017 to shareholders of record on the close of business on June 19, 2017.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended January 28, 2017. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by weakness in the economy that continues to affect the Company’s target customer, the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions and disruptions in the Company’s global supply chain, including resulting from foreign sources of supply in less developed countries or more politically unstable countries, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2017.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	First Quarter 2017 — The thirteen weeks ended April 29, 2017

•	First Quarter 2016 — The thirteen weeks ended April 30, 2016

•
Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce store, excluding postage and handling fees. Store closures in the current fiscal year will be excluded from Comparable Retail Sales beginning in the fiscal quarter in which the store closes. Stores that temporarily close for non- substantial remodeling will be excluded from Comparable Retail Sales for only the period that they were closed.  A store is considered substantially remodeled if it has been relocated or materially changed in size and will be excluded from Comparable Retail Sales for at least 14 months beginning in the period in which the remodel occurred

•	Gross Margin — Gross profit expressed as a percentage of net sales

•	SG&A — Selling, general, and administrative expenses

•	FASB — Financial Accounting Standards Board

•	SEC — U.S. Securities and Exchange Commission

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States

•
FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories, footwear and other items for children. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. As of April 29, 2017, we operated 1,033 stores across North America, our e-commerce business at www.childrensplace.com, and had 156 international points of distribution open and operated by our six franchise partners in 18 countries.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at

www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S. based wholesale business. Included in The Children's Place International segment are our Canadian based stores, revenue from the Company's Canadian wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of April 29, 2017, The Children’s Place U.S. operated 904 stores and The Children’s Place International operated 129 stores. As of April 30, 2016, The Children’s Place U.S. operated 934 stores and The Children’s Place International operated 130 stores.
Operating Highlights
Our Comparable Retail Sales increased 6.1% during the First Quarter 2017. Net sales increased by $17.3 million, or 4.1%, to $436.7 million during the First Quarter 2017 from $419.4 million during the First Quarter 2016.
Gross profit increased by $5.2 million to $170.6 million during the First Quarter 2017 from $165.4 million during the First Quarter 2016.  Gross margin decreased 30 basis points to 39.1% during the First Quarter 2017 from 39.4% during the First Quarter 2016. The decrease in gross margin resulted primarily from an increase in the penetration rate of our e-commerce business which resulted in a slightly lower gross margin rate compared to last year.
We continue to make significant progress on our key strategic growth initiatives--superior product, business transformation through technology, alternate channels of distribution and fleet optimization.
Our business transformation through technology initiative has two key components: inventory management and digital transformation. With respect to inventory management, the implementation of our assortment planning, allocation and replenishment tools, order planning, and forecasting tools are delivering gross margin and inventory productivity benefits.
With respect to digital transformation, we are in the process of developing and implementing a personalized customer contact strategy. Our goal is to deliver dynamic and personalized customer content that will drive increased customer acquisition, retention, and engagement, resulting in meaningful increases in incremental sales and profitability. Our marketing organization consists of three teams working to deliver on this strategy: our customer insights team, our customer strategy team and our digital delivery team.
Our customer insights efforts are helping us to better understand our customers and their shopping behaviors across all of our channels. Customer analytics will enable us to anticipate our moms' needs and deliver on those needs through a tailored, marketing experience across all of our digital touch points.
Second, our customer strategy team will set up a customer insights lab staffed by our external partners working in collaboration with our in-house customer insights team. Our lab will allow us to drive new innovation and instill a test-and-learn culture within our organization. The findings from our insights lab, combined with the acceleration of new systems and processes, will provide a launching pad for the development, delivery, and refinement of our dynamic personalization strategy.
And third, our digital delivery team, building upon our first omni-channel initiative, "ROPIS" or Reserve Online Pick Up In Store, will launch "BOPIS" or Buy Online Pick Up In Store, later in the second quarter.
Finally, we are planning to launch, through multiple releases, significantly upgraded and enhanced digital capabilities throughout the remainder of 2017. The releases are sequenced to provide improvements to optimize the checkout process, provide easier access to accounts, and awards information and to provide improved product information and personalized recommendation.
With respect to alternate channels of distribution, we continued our international expansion program and added 6 additional international points of distribution (stores, shop in shops, e-commerce site) during the First Quarter 2017 bringing our total count to 156, operating in 18 countries. In our wholesale business, our replenishment program with Amazon continues to expand.
We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 300 stores through fiscal 2020, which includes the 149 stores we closed since the announcement of this initiative.

During the First Quarter 2017, we repurchased approximately 0.3 million shares for approximately $32.8 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards held by management. As of April 29, 2017, there was approximately $343.8 million in aggregate remaining on the 2015 $250 Million and 2017 Share Repurchase Programs. During the First Quarter 2017 we paid cash dividends of $7.0 million and our second quarter 2017 dividend of $0.40 per share will be paid on July 10, 2017 to shareholders of record on the close of business on June 19, 2017. We continue to be committed to returning capital to shareholders.

We reported net income of $36.2 million during the First Quarter 2017 compared to $26.0 million during the First Quarter 2016.  Earnings per diluted share was $1.97 in the First Quarter 2017 compared to $1.33 per diluted share in the First Quarter 2016.  This increase in earnings per share is due to the increase in net income for the quarter due to the factors noted above, tax benefits of $3.5 million for excess stock compensation adjustments given our adoption of FASB guidance relating to the accounting for share-based payment transactions, and a lower weighted average common shares outstanding of approximately 1.2 million, which is primarily the result of our share repurchase program.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Average Translation Rates (1)
Canadian Dollar	0.7522	0.7538
Hong Kong Dollar	0.1288	0.1288
China Yuan Renminbi	0.1453	0.1536
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the First Quarter 2017, the effects of these translation rate changes on net sales and operating income were decreases of approximately $0.4 million and $0.1 million, respectively.  Net sales are affected only by the Canadian dollar translation rates.  In addition, translation rate changes affect the gross profit of our Canadian subsidiary because its inventory purchases are priced in U.S. dollars; however, we enter into foreign exchange forward contracts to mitigate the variability of cash flows associated with these inventory purchases.

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
Inventory Valuation- We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions, and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions.  Our historical estimates have not differed materially from actual results and a 10% difference in our reserve as of April 29, 2017 would have impacted net income by approximately $0.2 million.  Our reserve balance at April 29, 2017 was approximately $2.4 million compared to $3.4 million at April 30, 2016.

Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. A 0.5% difference in our shrinkage rate as a percentage of cost of goods sold could impact each quarter's net income by approximately $0.6 million.
Stock-Based Compensation- We account for stock-based compensation according to the provisions of FASB ASC 718-- Compensation-Stock Compensation.
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards") and each Performance Award has a defined number of shares that an employee can earn (the "Target Shares"). With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during fiscal 2015 (the “2015 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2015 Performance Awards generally cliff vest, if earned, after the completion of the applicable three year performance period.  The 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016 and fiscal 2017 (the “2016 and 2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of adjusted earnings per share for a cumulative three-fiscal year performance period and adjusted operating margin expansion, and adjusted return on invested capital achieved at the end of the performance period. The 2016 and 2017 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period. The fair value of the 2016 and 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2017 net income by approximately $0.4 million.
Impairment of Long-Lived Assets- We periodically review our long-lived assets when events indicate that their carrying value may not be recoverable.  Such events include a historical or projected trend of cash flow losses or a future expectation that we will sell or dispose of an asset significantly before the end of its previously estimated useful life.  In reviewing for impairment, we group our long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  In that regard, we group our assets into two categories: corporate-related and store-related.  Corporate-related assets consist of those associated with our corporate offices, distribution centers, and our information technology systems.  Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment, and lease-related assets associated with individual stores.
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At April 29, 2017, the average net book value per store was approximately $0.1 million.
Income Taxes- We utilize the liability method of accounting for income taxes as set forth in FASB ASC 740--Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.  If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
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
Fair Value Measurement and Financial Instruments- FASB ASC 820--Fair Value Measurements and Disclosure provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.
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

Our cash and cash equivalents, short-term investments, accounts receivable, assets of the Company’s Deferred Compensation Plan, accounts payable, and revolving loan are all short-term in nature.  As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.

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
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability, and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant, and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of April 29, 2017 would have impacted net income by approximately $0.7 million.
Recently Issued Accounting Standards

Adopted in Fiscal 2017

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities and classification on the statement of cash flows. With respect to the accounting for income taxes, this update requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. The update also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements be presented within financing activities in the consolidated statement of cash flows. This presentation requirement is consistent with the Company’s current presentation, and will therefore have no impact to the Company. The Company adopted this guidance prospectively in the First Quarter 2017 and the adoption resulted in a reduction of our provision for income taxes of approximately $3.5 million.

The future impacts that this adoption will have on our provision or benefit for income taxes are dependent in part upon future grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company's common stock and the future achievement of performance criteria that affect performance-based awards. Therefore, the impact on the consolidated financial statements will be dependent upon future events which are unpredictable. However, based on our stock price and our outstanding unvested Deferred and Performance Awards as of April 29, 2017, the adoption of this pronouncement will significantly reduce our provision for income taxes and increase our net income primarily during the second quarter of fiscal 2017.

In November 2015, the FASB issued guidance relating to balance sheet classification of deferred taxes. This guidance simplifies the current guidance by requiring entities to classify all deferred tax assets and liabilities, together with any related valuation allowance, as noncurrent on the balance sheet. The Company adopted this guidance in the First Quarter 2017 and applied its provisions prospectively. As a result, the prior periods were not retrospectively adjusted.

In July 2015, the FASB issued an update to accounting guidance to simplify the measurement of inventory. Prior to adoption, all inventory was measured at the lower of cost or market. The update requires an entity to measure inventory within the scope of the guidance at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The update does not apply to inventory measured using last-in, first-out or the retail inventory methods. The adoption was applied prospectively and did not have a material impact on the Company’s consolidated financial statements.

To Be Adopted After Fiscal 2017

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

In May 2014, the FASB issued guidance relating to revenue recognition from contracts with customers. This guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. New disclosures will also be required about the nature, amount, timing, and uncertainty of revenues and related cash flows. In August 2015, the FASB issued guidance to defer the effective date by one year and, therefore, the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017 and is to be applied retrospectively.

We have begun the process of reviewing our current accounting policies and business practices to identify potential differences that would result from applying the new guidance. The majority of our revenue is generated from sales of finished products directly to the consumer, which will continue to be recognized when control is transferred. We are also evaluating the impact that the guidance may have on our retail promotional programs, including our loyalty and private label credit card programs, as well as our accounting for gift cards. The new guidance requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. We plan to adopt this guidance in the first quarter of fiscal 2018 using the modified-retrospective method and are currently reviewing the potential financial impact of adoption of this standard.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, gross profit decreased approximately 30 basis points to 39.1% of net sales during the First Quarter 2017 from 39.4% during the First Quarter 2016.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	60.9	60.6
Gross profit	39.1	39.4
Selling, general, and administrative expenses	25.7	26.0
Depreciation and amortization	3.6	3.9
Asset impairment charge	0.1	—
Operating income	9.7	9.4
Income before income taxes	9.7	9.4
Provision for income taxes	1.4	3.2
Net income	8.3%	6.2%
Number of Company-operated stores, end of period	1,033	1,064
____________________________________________
 Table may not add due to rounding.

The following tables set forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net sales:	(In thousands)
The Children’s Place U.S.	$394,763	$375,107
The Children’s Place International	41,913	44,244
Total net sales	$436,676	$419,351

First Quarter 2017 Compared to the First Quarter 2016

Net sales increased by $17.3 million, or 4.1%, to $436.7 million during the First Quarter 2017 from $419.4 million during the First Quarter 2016.  Our net sales increased by $25.5 million driven primarily by a Comparable Retail Sales increase of 6.1%, partially offset by a $7.8 million decrease in sales due to operating fewer stores and unfavorable changes in the Canadian exchange rate of $0.4 million.
The Children’s Place U.S. net sales increased $19.7 million, or 5.3%, to $394.8 million in the First Quarter 2017 compared to $375.1 million in the First Quarter 2016.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 6.8%, partially offset by operating fewer stores.
The Children’s Place International net sales decreased $2.3 million, or 5.2%, to $41.9 million in the First Quarter 2017 compared to $44.2 million in the First Quarter 2016.  The decrease resulted primarily from a Canadian Comparable Retail Sales decrease of 1.4%, as well as from operating fewer stores in the current year and unfavorable changes in the Canadian exchange rate.

Gross profit increased by $5.2 million to $170.6 million during the First Quarter 2017 from $165.4 million during the First Quarter 2016.  Gross margin decreased 30 basis points to 39.1% during the First Quarter 2017 from 39.4% during the First Quarter 2016. The decrease in gross margin resulted primarily from the increased penetration rate of our e-commerce business which resulted in a slightly lower gross margin rate compared to last year.
Gross profit as a percentage of net revenues is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross profit as a percentage of net revenues to fluctuate from period to period.

Selling, general, and administrative expenses increased $2.9 million to $112.1 million during the First Quarter 2017 from $109.2 million during the First Quarter 2016. As a percentage of net sales, SG&A decreased 30 basis points to 25.7% during the First Quarter 2017 from 26.0% during the First Quarter 2016. The comparability of our SG&A was affected by costs related to a provision for a legal settlement and the restructuring of certain store operations of $5.3 million for the First Quarter 2017 and by income related to the restructuring of certain store and corporate operations of $0.4 million for the First Quarter 2016. Excluding this impact, our SG&A decreased $2.8 million and leveraged 160 basis points. The leverage was primarily due to decreased store expenses, including credit card fees, and the positive impact of strong comparable sales.
Asset impairment charges were $0.5 million during the First Quarter 2017, which related to the full impairment of six stores. There were no asset impairment charges during the First Quarter 2016.
Provision for income taxes was $6.0 million during the First Quarter 2017 compared to $13.6 million during the First Quarter 2016.  Our effective tax rate was 14.2% and 34.3% in the First Quarter 2017 and the First Quarter 2016, respectively. The decrease in the effective tax rate was lower primarily as a result of tax benefits of $3.5 million for excess stock compensation adjustments given our adoption of FASB guidance relating to the accounting for share-based payment transactions as well as a reserve release in the First Quarter 2017 of $4.0 million for an uncertain tax position.  The company also had a favorable mix of income by jurisdiction partially offset by a decrease in non-deductible expenses for the First Quarter 2017.
Net income was $36.2 million during the First Quarter 2017 compared to $26.0 million during the First Quarter 2016, due to the factors discussed above.  Earnings per diluted share was $1.97 in the First Quarter 2017 compared to $1.33 per diluted share in the First Quarter 2016.  This increase in earnings per share is due to the increase in net income for the quarter due to the factors noted above, tax benefits of $3.5 million for excess stock compensation adjustments given our adoption of FASB guidance relating to the accounting for share-based payment transactions, and a lower weighted average common shares outstanding of approximately 1.2 million, which is primarily the result of our share repurchase program.

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
Our working capital decreased $50.9 million to $255.1 million at April 29, 2017 compared to $306.0 million at April 30, 2016, partially due to the prospective adoption of FASB guidance issued in November 2015 classifying deferred tax assets as noncurrent on the balance sheet. During the First Quarter 2017, we repurchased approximately 0.3 million shares for approximately $32.8 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards held by management.  During the First Quarter 2016, we repurchased approximately 0.6 million shares for approximately $46.1 million. We also paid cash dividends of $7.0 million and $3.8 million during the First Quarter 2017 and the First Quarter 2016, respectively. Subsequent to April 29, 2017, we declared a quarterly cash dividend of $0.40 per share to be paid on July 10, 2017 to shareholders of record on the close of business on June 19, 2017.
Our credit facility provides for borrowings up to the lesser of $250.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At April 29, 2017, we had $27.4 million of outstanding borrowings and $180.0 million available for borrowing. In addition, at April 29, 2017, we had $7.1 million of outstanding letters of credit with an additional $42.9 million available for issuing letters of credit.
As of April 29, 2017, we had $175.6 million of cash and cash equivalents, of which approximately $163.0 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $117.0 million was in our Canadian subsidiaries, approximately $40.9 million was in our Hong Kong subsidiaries and approximately $5.1 million was in other foreign subsidiaries. As of April 29, 2017, we also had a short-term investment of $55.8 million in Hong Kong. Because all of our earnings in our foreign subsidiaries are permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
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
The Credit Agreement contains covenants, which include conditions on stock repurchases and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of our U.S. assets excluding intellectual property, software, equipment and fixtures.
We have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at April 29, 2017 was approximately $0.9 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During the First Quarter 2017, cash flows provided by operating activities were relatively flat to last year at $29.2 million compared to $28.3 million during the First Quarter 2016.
During the First Quarter 2017 cash flows used in investing activities were $20.2 million compared to $25.8 million during the First Quarter 2016. This change was primarily due to a $6.5 million net purchase of short-term investments during the First Quarter 2017 compared to $18.7 million during the First Quarter 2016 partially offset by a $6.2 million increase in purchases of property and equipment.
During the First Quarter 2017, cash flows used in financing activities were $27.8 million compared to $23.9 million during the First Quarter 2016.  The increase primarily resulted from an increase in cash dividends paid and borrowings under our revolving loan partially offset by a decrease in purchases of our common stock.
We anticipate that total capital expenditures will be approximately $60 million in fiscal 2017, primarily related to our business transformation initiatives, compared to $35 million in fiscal 2016. Our ability to continue to meet our capital requirements in fiscal 2017 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During the First Quarter 2017, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
Derivative Instruments
We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. These contracts typically mature within 12 months. We do not use forward contracts to engage in currency speculation and we do not enter into derivative financial instruments for trading purposes.
All derivative instruments are presented at gross fair value on the Consolidated Balance Sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of April 29, 2017, we had foreign exchange forward contracts with an aggregate notional amount of $23.1 million and the fair value of the derivative instruments was an asset of $1.5 million and a liability of $0.2 million.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of April 29, 2017, we had $27.4 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of April 29, 2017, net assets in Canada and Hong Kong were approximately $121.6 million and $100.8 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $12.2 million and $10.1 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of April 29, 2017, we had approximately $163.0 million of our cash and cash equivalents held in foreign countries, of which approximately $117.0 million was in Canada, approximately $40.9 million was in Hong Kong and approximately $5.1 million was in other foreign countries. As of April 29, 2017, we had short-term investments of $55.8 million held in Hong Kong which are U.S. dollar denominated time deposits with banking institutions in Hong Kong that have six month maturity dates.

Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, First Quarter 2017 net sales could have decreased or increased by approximately $3.7 million and total costs and expenses could have decreased or increased by approximately $4.6 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At April 29, 2017, we had foreign currency denominated receivables and payables, including inter-company balances, of $14.0 million and $3.6 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. As of April 29, 2017 we had foreign exchange forward contracts with an aggregate notional amount of $23.1 million and the fair value of the derivative instruments was an asset of $1.5 million and a liability of $0.2 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $2.2 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of April 29, 2017. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of April 29, 2017, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Certain legal proceedings in which we are involved are discussed in Note 9 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 28, 2017. See Note 7 to the accompanying consolidated financial statements for a discussion of the recent developments concerning our legal proceedings.

Item 1A.	RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended January 28, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In December 2015 the Company's Board of Directors authorized a $250 Million Share Repurchase Program (the "2015 $250 Million Share Repurchase Program"). Additionally, in March 2017, the Board of Directors authorized a $250 million share repurchase program (the "2017 Share Repurchase Program"). Under the Share Repurchase Programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the programs will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
1/29/17-2/25/17 (1)	114,466	$98.76	113,700	$358,209
2/26/17-4/1/17 (2)	84,907	118.42	84,500	348,196
4/2/17-4/29/17 (3)	98,867	116.62	39,000	343,791
Total	298,240	$110.28	237,200	$343,791
____________________________________________

(1)
Includes 632 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 134 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Includes 407 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(3)	Includes 59,867 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1(+)	Letter Agreement dated May 16, 2017 between The Children's Place Services Company, LLC and Pamela B. Wallack.

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	May 24, 2017	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 24, 2017	By:	/S/ ANURUP PRUTHI
ANURUP PRUTHI
Chief Financial Officer
(Principal Accounting and Financial Officer)