Form 10-Q
period 2017-07-29
Childrens Place, Inc.
filed 2017-08-22
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of August 18, 2017 was 17,639,864 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 29, 2017

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 29, 2017	January 28, 2017	July 30, 2016
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$202,332	$193,709	$170,829
Short-term investments	55,800	49,300	75,100
Accounts receivable	33,077	31,413	35,255
Inventories	311,047	286,343	296,584
Prepaid expenses and other current assets	54,100	32,894	31,071
Deferred income taxes	—	17,504	18,703
Total current assets	656,356	611,163	627,542
Long-term assets:
Property and equipment, net	263,311	264,280	277,195
Deferred income taxes	46,567	29,734	25,368
Other assets	4,441	5,322	3,432
Total assets	$970,675	$910,499	$933,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$54,500	$15,380	$43,860
Accounts payable	219,334	178,208	198,675
Income taxes payable	3,359	13,812	4,635
Accrued expenses and other current liabilities	119,292	121,797	111,994
Total current liabilities	396,485	329,197	359,164
Long-term liabilities:
Deferred rent liabilities	57,653	61,128	66,201
Other tax liabilities	3,211	7,344	10,132
Other long-term liabilities	15,666	16,543	15,620
Total liabilities	473,015	414,212	451,117
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 17,723, 17,764 and 18,565 issued; 17,680, 17,722 and 18,524 outstanding (shares in thousands)	1,772	1,776	1,857
Additional paid-in capital	248,744	239,940	233,900
Treasury stock, at cost (43, 42 and 41 shares, in thousands)	(2,312)	(2,188)	(2,063)
Deferred compensation	2,312	2,188	2,063
Accumulated other comprehensive loss	(13,090)	(20,341)	(19,761)
Retained earnings	260,234	274,912	266,424
Total stockholders’ equity	497,660	496,287	482,420
Total liabilities and stockholders’ equity	$970,675	$910,499	$933,537
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(In thousands, except earnings per share)
Net sales	$373,601	$371,416	$810,277	$790,767
Cost of sales (exclusive of depreciation and amortization)	245,196	247,545	511,281	501,545
Gross profit	128,405	123,871	298,996	289,222
Selling, general and administrative expenses	108,227	107,903	220,354	217,115
Depreciation and amortization	15,979	15,891	31,671	32,352
Asset impairment charges	974	2,826	1,458	2,826
Other costs	6	191	10	259
Operating income (loss)	3,219	(2,940)	45,503	36,670
Interest expense	(745)	(540)	(1,254)	(931)
Interest income	454	364	925	681
Income (loss) before provision for income taxes	2,928	(3,116)	45,174	36,420
Provision (benefit) for income taxes	(11,362)	(1,105)	(5,345)	12,446
Net income (loss)	$14,290	$(2,011)	$50,519	$23,974

Earnings (loss) per common share
Basic	$0.81	$(0.11)	$2.86	$1.26
Diluted	$0.79	$(0.11)	$2.76	$1.24

Weighted average common shares outstanding
Basic	17,704	18,811	17,659	19,006
Diluted	18,177	18,811	18,289	19,357

Cash dividends declared and paid per common share	$0.40	$0.20	$0.80	$0.40

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(In thousands)
Net income (loss)	$14,290	$(2,011)	$50,519	$23,974
Other comprehensive income:
Foreign currency translation adjustment	12,238	(4,114)	7,321	7,589
Change in fair value of cash flow hedges, net of income taxes	34	(44)	(70)	135
Total comprehensive income (loss)	$26,562	$(6,169)	$57,770	$31,698

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,519	$23,974
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	31,671	32,352
Stock-based compensation	14,480	12,631
Excess tax benefits from stock-based compensation	—	(1,470)
Deferred taxes	934	(10,468)
Asset impairment charges	1,458	2,826
Deferred rent expense and lease incentives	(5,160)	(5,458)
Other	(19)	532
Changes in operating assets and liabilities:
Inventories	(22,882)	(25,972)
Accounts receivable and other assets	(3,208)	(6,123)
Income taxes payable, net of prepayments	(28,534)	18,399
Accounts payable and other current liabilities	35,827	32,670
Deferred rent and other liabilities	(3,637)	1,290
Net cash provided by operating activities	71,449	75,183
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,156)	(16,036)
Purchase of short-term investments	(55,800)	(75,100)
Proceeds from sale of short-term investments	49,300	40,100
Change in company-owned life insurance policies	(518)	(151)
Net cash used in investing activities	(30,174)	(51,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock, including shares surrendered for tax withholdings and transaction costs	(57,380)	(84,693)
Payment of dividends	(14,091)	(7,556)
Borrowings under revolving loan	340,052	279,815
Repayments under revolving loan	(300,932)	(235,955)
Exercise of stock options	—	438
Excess tax benefits from stock-based compensation	—	1,470
Net cash used in financing activities	(32,351)	(46,481)
Effect of exchange rate changes on cash and cash equivalents	(301)	5,780
Net increase (decrease) in cash and cash equivalents	8,623	(16,705)
Cash and cash equivalents, beginning of period	193,709	187,534
Cash and cash equivalents, end of period	$202,332	$170,829

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$25,988	$3,632
Cash paid during the period for interest	1,118	794
Increase (decrease) in accrued purchases of property and equipment	(3,607)	562

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
Description of Business
The Children's Place, Inc. and subsidiaries (the “Company”) is the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories, footwear and other items for children. The Company designs, contracts to manufacture, sells at retail and wholesale and licenses to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under its proprietary “The Children's Place”, "Place" and "Baby Place" brand names.
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International.  Included in The Children’s Place U.S. segment are the Company's U.S. and Puerto Rico-based stores and revenue from its U.S.- based wholesale business. Included in The Children's Place International segment are its Canadian-based stores, revenue from the Company's Canada wholesale business, as well as revenue from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of July 29, 2017 and July 30, 2016 and the results of its consolidated operations for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016 and cash flows for the twenty-six weeks ended July 29, 2017 and July 30, 2016. The consolidated financial position as of January 28, 2017 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the twenty-six weeks ended July 29, 2017 and July 30, 2016 are not necessarily indicative of operating results for a full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:

•	Second Quarter 2017 — The thirteen weeks ended July 29, 2017

•	Second Quarter 2016 — The thirteen weeks ended July 30, 2016

•	Year-To-Date 2017 — The twenty-six weeks ended July 29, 2017

•	Year-To-Date 2016 — The twenty-six weeks ended July 30, 2016

•	FASB — Financial Accounting Standards Board

•	SEC — U.S. Securities and Exchange Commission

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States

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
The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities. The Company recognizes breakage income for the estimated portion of unredeemed gift cards that is unlikely to be redeemed and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property and is recorded in selling, general and administrative expenses.

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

The Company has an international expansion program through territorial agreements with franchisees. The Company generates revenues from the franchisees from the sale of product and, in certain cases, sales royalties. The Company records net sales and cost of goods sold on the sale of product to franchisees when the franchisee takes ownership of the product. The Company records net sales for royalties when the applicable franchisee sells the product to their customers. Under certain agreements, the Company receives a fee from each franchisee for exclusive territorial rights. The Company records this territorial fee as deferred revenue and amortizes the fee into gross sales over the life of the territorial agreement.

Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value, with cost determined on an average cost basis. The Company capitalizes supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. Inventory includes items that have been marked down to the Company's best estimate of their lower of cost or net realizable value and an estimate for inventory shrinkage. The Company bases its decision to mark down merchandise upon its current rate of sale, the seasonal nature of the product and the expected sell-through of the item. Inventory shrinkage is estimated in interim periods based upon the historical results of physical inventories in the context of current year facts and circumstances.

Impairment of Long-Lived Assets
The Company periodically reviews its long-lived assets when events indicate that their carrying value may not be recoverable. Such events include historical trends or projected trend of cash flow losses or a future expectation that the Company will sell or dispose of an asset significantly before the end of its previously estimated useful life. In reviewing for impairment, the Company groups its long-lived assets at the lowest possible level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In that regard, the Company groups its assets into two categories: corporate-related and store-related. Corporate-related assets consist of those associated with the Company's corporate offices, distribution centers and its information technology systems. Store-related assets consist of leasehold improvements, furniture and fixtures, certain computer equipment and lease-related assets associated with individual stores.
For store-related assets, the Company reviews all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis. The Company believes waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, the Company projects future cash flows over the remaining life of the lease and compares the total undiscounted cash flows to the net book value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily determines fair market value to be the discounted future cash flows associated with those assets. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition and their effect on sales trends. Internal factors include the Company's ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll and in certain cases, its ability to renegotiate lease costs.
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of a defined number of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest (the "Target Shares") in addition to a service period requirement. For Performance Awards issued during fiscal 2014 and 2015 (the “2014 and 2015 Performance Awards”), an employee may earn from 0% to 300% of their Target Shares based on the achievement of adjusted earnings per share for a cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2014 and 2015 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016 and 2017 (the “2016 and 2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period and adjusted return on invested capital achieved as of the end of the performance period. The 2016 and 2017 Performance Awards cliff vest, if earned, after completion of the three-year performance period. The fair value of the 2016 and 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of adjusted earnings per share, adjusted operating margin expansion, and adjusted return on invested capital as they occur.
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
The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency.  Investments of the rabbi trust consist of mutual funds and Company common stock.  The Deferred Compensation Plan liability, excluding Company common stock, is included in other long-term liabilities and changes in the balance, except those relating to payments, are recognized as compensation expense in selling, general and administrative expenses.  The value of the mutual funds is included in other assets and related earnings and losses are recognized as investment income or loss, which is included in selling, general and administrative expenses.  Company stock deferrals are included in the equity section of the Company’s consolidated balance sheet as treasury stock and as a deferred compensation liability.  Deferred stock is recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized.
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

Recently Issued Accounting Standards

Adopted in Fiscal 2017

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities and classification on the statement of cash flows. With respect to the accounting for income taxes, this guidance requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. The guidance also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements be presented within financing activities in the consolidated statement of cash flows. This presentation requirement is consistent with the Company’s current presentation, and will therefore have no impact to the Company. The

Company adopted this guidance prospectively in the first fiscal quarter of 2017 and the adoption resulted in a reduction of our provision for income taxes of approximately $15.8 million for Year-To-Date 2017.

The future impacts that this adoption will have on our provision or benefit for income taxes are dependent in part upon future grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company's common stock and the future achievement of performance criteria that affect performance-based awards. Therefore, the impact on the consolidated financial statements will be dependent upon future events which are unpredictable. However, based on the number of outstanding unvested Deferred and Performance Awards expected to vest during the second half of fiscal 2017, the adoption of this guidance will not have a significant impact on our provision for income taxes and net income during the remainder of fiscal 2017.

In November 2015, the FASB issued guidance relating to balance sheet classification of deferred taxes. This guidance simplifies the current guidance by requiring entities to classify all deferred tax assets and liabilities, together with any related valuation allowance, as noncurrent on the balance sheet. The Company adopted this guidance in the first fiscal quarter of 2017 and applied its provisions prospectively. As a result, the prior periods were not retrospectively adjusted.

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

To Be Adopted After Fiscal 2017

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right of use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. We are in the process of developing an implementation plan and beginning to gather information to assess which of our real estate, personal property and other arrangements may meet the definition of a lease as contemplated in the guidance. While we are currently reviewing the potential impact of this standard, we would expect that the adoption of this standard will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet given the extent of our lease portfolio.

In May 2014, the FASB issued guidance relating to revenue recognition from contracts with customers. This guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. New disclosures will also be required about the nature, amount, timing and uncertainty of revenues and related cash flows. In August 2015, the FASB issued guidance to defer the effective date by one year and, therefore, the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017 and is to be applied retrospectively.

We have begun the process of reviewing our current accounting policies and business practices to identify potential differences that would result from applying the new guidance. The majority of our revenue is generated from sales of finished products directly to the consumer, which will continue to be recognized when control is transferred. We are also evaluating the impact that the guidance may have on the accounting for our retail promotional programs, including our loyalty and private label credit card programs, as well as gift cards. The new guidance requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. We plan to adopt this guidance in the first quarter of fiscal 2018 using the modified-retrospective method and are currently reviewing the potential financial impact of adoption of this standard.

2.	STOCKHOLDERS’ EQUITY
Share Repurchase Programs
The Company's Board of Directors has authorized the following share repurchase programs active during Year-To-Date 2017 and Year-To-Date 2016: (1) $100 million in January 2015 (the "2015 Share Repurchase Program"); (2) $250 million in December 2015 (the "2015 $250 Million Share Repurchase Program"); and (3) $250 million in March 2017 (the "2017 Share Repurchase Program"). The 2015 Share Repurchase Program has been completed. At July 29, 2017, there was approximately $305.6 million in the aggregate remaining on the 2015 $250 Million and 2017 Share Repurchase Programs. Under the 2015 $250 Million and 2017 Share Repurchase Programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements and other market and business conditions. The Company may suspend or discontinue a program at any time, and may thereafter reinstitute purchases, all without prior announcement.
Pursuant to the Company's practice, including due to restrictions imposed by the Company's insider trading policy during black-out periods, the Company withholds and surrenders shares of vesting stock awards and makes payments to taxing authorities as required by law to satisfy the withholding tax requirements of all recipients. The Company's payment of the withholding taxes in exchange for the surrendered shares constitutes a purchase of its common stock. The Company also acquires shares of its common stock in conjunction with liabilities owed under the Company's Deferred Compensation Plan, which are held in treasury.
The following table summarizes the Company's share repurchases:

	Twenty-six Weeks Ended
	July 29, 2017		July 30, 2016
	Shares	Value	Shares	Value
	(In thousands)
Shares repurchases related to:
2015 Share Repurchase Program	—	—	310	$20,726
2015 $250 Million Share Repurchase Program (1) (2)	507	$57,379	818	63,967
Shares acquired and held in treasury	1.2	$124	2	$124

(1)	Inclusive of 0.3 million shares for approximately $31.7 million withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Subsequent to July 29, 2017 and through August 18, 2017, the Company repurchased approximately 44,000 shares for approximately $4.7 million.
In accordance with the FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2017 and Year-To-Date 2016, approximately $50.3 million and $70.8 million, respectively, were charged to retained earnings.
Dividends
The Second Quarter 2017 dividend of $0.40 per share was paid on July 10, 2017 to shareholders of record on the close of business on June 19, 2017. During Year-To-Date 2017, $14.9 million was charged to retained earnings, of which $14.1 million related to cash dividends paid and $0.8 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. During Year-To-Date 2016, $7.9 million was charged to retained earnings, of which $7.6 million related to cash dividends paid and $0.3 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
The Company's Board of Directors declared a quarterly cash dividend of $0.40 per share to be paid on October 3, 2017 to shareholders of record on the close of business on September 12, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(In thousands)
Deferred Awards	$2,661	$2,121	$5,926	$4,427
Performance Awards	4,160	3,966	8,554	8,204
Total stock-based compensation expense (1)	$6,821	$6,087	$14,480	$12,631
____________________________________________

(1)
During the Second Quarter 2017 and the Second Quarter 2016, approximately $1.0 million and $0.9 million, respectively, were included in cost of sales. During Year-To-Date 2017 and Year-To-Date 2016, approximately $2.0 million and $1.5 million, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general and administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $5.6 million and $5.0 million during Year-To-Date 2017 and Year-To-Date 2016, respectively.
Awards Granted During Year-To-Date 2017
The Company granted Deferred Awards and Performance Awards to various executives and members of our Board of Directors during Year-To-Date 2017. Awards were also granted in connection with new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Generally, the Deferred Awards granted to members of the Board of Directors vest after one year. Performance Awards granted during Year-To-Date 2017 have a three-year performance period, and, if earned, vest upon completion of the three-year performance period. Depending on the cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period and adjusted return on invested capital achieved as of the end of fiscal 2019, the percentage of Target Shares earned range from 0% to 200%.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2017
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Deferred Awards, beginning of period	469	$61.19
Granted	191	110.81
Vested	(178)	60.94
Forfeited	(30)	74.15
Unvested Deferred Awards, end of period	452	$81.39

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $26.4 million as of July 29, 2017, which will be recognized over a weighted average period of approximately 2.3 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Performance Awards, beginning of period	515	$68.11
Granted	161	114.40
Shares earned in excess of target	192	50.97
Vested shares, including shares vested in excess of target	(286)	50.97
Forfeited	(27)	81.66
Unvested Performance Awards, end of period	555	$83.76
____________________________________________

(1)	For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, and adjusted return on invested capital as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $38.5 million as of July 29, 2017, which will be recognized over a weighted average period of approximately 2.0 years.

4.	EARNINGS (LOSS) PER COMMON SHARE
The following table reconciles net income (loss) and share amounts utilized to calculate basic and diluted earnings per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(In thousands)
Net income (loss)	$14,290	$(2,011)	$50,519	$23,974

Basic weighted average common shares	17,704	18,811	17,659	19,006
Dilutive effect of stock awards	473	—	630	351
Diluted weighted average common shares	18,177	18,811	18,289	19,357
Antidilutive stock awards	—	2	—	1
Antidilutive stock awards (Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with FASB ASC 260--Earnings per Share.
The diluted loss per share amounts presented in the consolidated statements of operations for the Second Quarter 2016 exclude the dilutive effect of stock awards, which would have been anti-dilutive as a result of the net loss for that period.

5.	PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following:

	July 29, 2017	January 28, 2017	July 30, 2016
	(In thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	35,548	35,548	35,548
Material handling equipment	48,345	48,345	48,345
Leasehold improvements	316,823	317,884	326,292
Store fixtures and equipment	221,990	223,873	227,528
Capitalized software	213,902	204,901	181,957
Construction in progress	24,888	7,316	15,641
	864,899	841,270	838,714
Accumulated depreciation and amortization	(601,588)	(576,990)	(561,519)
Property and equipment, net	$263,311	$264,280	$277,195

At July 29, 2017, the Company performed impairment testing on 1,026 stores with a total net book value of approximately $84.9 million. During the Second Quarter 2017, the Company recorded asset impairment charges of $1.0 million for three stores, all of which were fully impaired. During Year-To-Date 2017, the Company recorded asset impairment charges of $1.5 million for nine stores, all of which were fully impaired.
At July 30, 2016, the Company performed impairment testing on 1,062 stores with a total net book value of approximately $106.5 million. During the Second Quarter 2016, the Company recorded asset impairment charges of $1.5 million for twelve stores, of which four were fully impaired and eight were partially impaired. Additionally, during the Second Quarter 2016, the Company recorded asset impairment charges of $1.3 million related to the write-down of some previously capitalized development costs and obsolete systems.
As of July 29, 2017, January 28, 2017 and July 30, 2016, the Company had approximately $5.8 million, $9.4 million and $6.7 million, respectively, in property and equipment for which payment had not yet been made.  These amounts are included in accounts payable and accrued expenses and other current liabilities.

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

The Company is charged a fee of 0.25% on the unused portion of the commitments.  Letter of credit fees range from 0.625% to 0.75% for commercial letters of credit and from 0.75% to 1.00% for standby letters of credit.  Letter of credit fees are determined based on the amount of the Company's average excess availability under the facility. The amount available for loans and letters of credit under the Credit Agreement is determined by a borrowing base consisting of certain credit card receivables, certain trade and franchise receivables, certain inventory, and the fair market value of certain real estate, subject to certain reserves.
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
The Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at July 29, 2017 was approximately $0.8 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of the Company’s credit facility:

	July 29, 2017	January 28, 2017	July 30, 2016
	(In millions)
Credit facility maximum	$250.0	$250.0	$250.0
Borrowing base	250.0	223.8	249.2

Outstanding borrowings	54.5	15.4	43.9
Letters of credit outstanding—standby	7.0	7.3	7.9
Utilization of credit facility at end of period	61.5	22.7	51.8

Availability (1)	$188.5	$201.1	$197.4

Interest rate at end of period	2.7%	2.8%	2.0%

	Year-To-Date 2017	Fiscal 2016	Year-To-Date 2016
Average end of day loan balance during the period	$62.9	$39.9	$39.3
Highest end of day loan balance during the period	98.2	95.8	75.1
Average interest rate	2.7%	2.4%	2.4%
____________________________________________

(1)	The sublimit availability for the letters of credit was $43.0 million, $42.7 million, and $42.1 million at July 29, 2017, January 28, 2017, and July 30, 2016, respectively.

7.	LEGAL AND REGULATORY MATTERS

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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. In April 2017, the parties reached an agreement in principle to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place between February 11, 2012 through the date of preliminary approval by the court of the settlement. The proposed settlement provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. The proposed settlement, if ultimately entered into by the parties and approved by the court, will result in the dismissal of all claims through the date of the court’s preliminary approval of the settlement. However, if the proposed settlement is rejected by the court, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the agreement in principle regarding a proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of fiscal 2017.
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
The Company’s effective tax rate for the Second Quarter 2017 and Year-To-Date 2017 was a benefit of 388.0% and 11.8%, respectively, compared to a provision of 35.5% and 34.2% during the Second Quarter 2016 and Year-To-Date 2016, respectively. The decrease in the effective tax rate was primarily the result of tax benefits of $12.3 million and $15.8 million for excess stock compensation benefits recorded in the Second Quarter 2017 and Year-To-Date 2017, respectively, as well as the release of a $4.0 million reserve for an uncertain tax position that was resolved during the first quarter of fiscal 2017. Additionally, the effective tax rate for both periods was lower than the U.S. federal statutory income tax rate of 35% due to the mix of income generated in foreign jurisdictions subject to lower tax rates versus the U.S.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. The total amount of unrecognized tax benefits as of July 29, 2017, January 28, 2017 and July 30, 2016 were $3.2 million, $7.3 million and $10.1 million, respectively, and is included within non-current liabilities. The Company recognized less than $0.1 million in each of the Second Quarter 2017 and the Second Quarter 2016, respectively, of additional interest expense related to its unrecognized tax benefits. During each of Year-To-Date 2017 and Year-To-Date 2016 the Company recognized less than $0.1 million of additional interest expense. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes.

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

All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of July 29, 2017, the Company had foreign exchange forward contracts with an aggregate notional amount of $26.8 million and the fair value of the derivative instruments was an asset of $1.2 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded in cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during Year-To-Date 2017. Assuming July 29, 2017 exchange rates remain constant, $0.9 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within selling, general and administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of July 29, 2017.

10.	SEGMENT INFORMATION
In accordance with FASB ASC 280---Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company's U.S.-based wholesale business. Included in The Children's Place International segment are the Company's Canadian-based stores, revenue from the Company's Canadian wholesale business and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of July 29, 2017, The Children’s Place U.S. operated 897 stores and The Children’s Place International operated 129 stores. As of July 30, 2016, The Children’s Place U.S. operated 932 stores and The Children’s Place International operated 132 stores.

The following tables provide segment level financial information:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(In thousands)
Net sales:
The Children’s Place U.S.	$327,375	$319,189	$722,138	$694,296
The Children’s Place International (1)	46,226	52,227	88,139	96,471
Total net sales	$373,601	$371,416	$810,277	$790,767
Operating income (loss):
The Children’s Place U.S.	$(924)	$(8,617)	$37,816	$25,537
The Children’s Place International	4,143	5,677	7,687	11,133
Total operating income (loss) (2)	$3,219	$(2,940)	$45,503	$36,670
Operating income (loss) as a percent of net sales:
The Children’s Place U.S.	(0.3)%	(2.7)%	5.2%	3.7%
The Children’s Place International	9.0%	10.9%	8.7%	11.5%
Total operating income (loss)	0.9%	(0.8)%	5.6%	4.6%
Depreciation and amortization:
The Children’s Place U.S.	$14,271	$14,889	$28,234	$29,532
The Children’s Place International	1,708	1,002	3,437	2,820
Total depreciation and amortization	$15,979	$15,891	$31,671	$32,352
Capital expenditures:
The Children’s Place U.S.	$9,776	$8,025	$22,876	$14,829
The Children’s Place International	88	927	280	1,207
Total capital expenditures	$9,864	$8,952	$23,156	$16,036

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

(2)
Includes costs incurred related to asset impairment charges, costs related to foreign exchange control penalties and a sales and use tax audit settlement, and costs arising out of the restructuring of certain store and corporate operations totaling approximately $1.9 million for the Second Quarter 2017.

Includes costs incurred related to a provision for a legal settlement, asset impairment charges, costs related to foreign exchange control penalties and a sales and use tax audit settlement, and costs arising out of the restructuring of certain store and corporate operations totaling approximately $8.0 million during Year-To-Date 2017.
Includes costs incurred related to asset impairment charges and costs arising out of the restructuring of certain store and corporate operations, of approximately $3.0 million and $2.6 million for the Second Quarter 2016 and Year-To-Date 2016, respectively.

	July 29, 2017	January 28, 2017	July 30, 2016
Total assets:	(In thousands)
The Children’s Place U.S.	$786,038	$735,953	$768,831
The Children’s Place International	184,637	174,546	164,706
Total assets	$970,675	$910,499	$933,537

11.	SUBSEQUENT EVENTS
Subsequent to July 29, 2017 and through August 18, 2017, the Company repurchased approximately 44,000 shares for approximately $4.7 million.

The Company announced that its Board of Directors has declared a quarterly cash dividend of $0.40 per share to be paid on October 3, 2017 to shareholders of record on the close of business on September 12, 2017.

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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Second Quarter 2017 — The thirteen weeks ended July 29, 2017

•	Second Quarter 2016 — The thirteen weeks ended July 30, 2016

•	Year-To-Date 2017 — The twenty-six weeks ended July 29, 2017

•	Year-To-Date 2016 — The twenty-six weeks ended July 30, 2016

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

•	AUR — Average unit retail

•	Gross Margin — Gross profit expressed as a percentage of net sales

•	SG&A — Selling, general, and administrative expenses

•	FASB — Financial Accounting Standards Board

•	SEC — U.S. Securities and Exchange Commission

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States

•
FASB ASC — FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

Our Business
We are the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories, footwear and other items for children. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. As of July 29, 2017, we operated 1,026 stores across North America, our e-commerce business at www.childrensplace.com, and had 161 international points of distribution open and operated by our seven franchise partners in 19 countries.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children's Place International segment are our Canadian- based stores, revenue from the Company's Canadian wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of July 29, 2017, The Children’s Place U.S. operated 897 stores and The Children’s Place International operated 129 stores. As of July 30, 2016, The Children’s Place U.S. operated 932 stores and The Children’s Place International operated 132 stores.
Operating Highlights
Our Comparable Retail Sales increased 3.1% and 4.7% during the Second Quarter 2017 and Year-To-Date 2017, respectively. Net sales increased by $2.2 million, or 0.6%, to $373.6 million during the Second Quarter 2017 and increased $19.5 million, or 2.5%, to $810.3 million during Year-To-Date 2017. We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from one common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and revenues.
  Gross margin increased 100 and 30 basis points, respectively, during the Second Quarter 2017 and Year-To-Date 2017. The increase in gross margin resulted primarily from an increase in AUR and merchandise margin resulting from strong product acceptance and inventory management, partially offset by the increased penetration of our e-commerce business, which generally has a lower gross margin.
We continue to make significant progress on our key strategic growth initiatives--superior product, business transformation through technology, alternate channels of distribution and fleet optimization.
Focus on product remains our top priority. Our business transformation through technology initiative has two key components: inventory management and digital transformation. Our strong product acceptance and inventory management are delivering gross margin and inventory productivity benefits, as evidenced by the Second Quarter 2017 being our 10th consecutive quarter of merchandise margin expansion.
With respect to digital transformation, we are in the process of developing and implementing a personalized customer contact strategy. Our goal is to deliver dynamic and personalized customer content that will drive increased customer acquisition, retention and engagement, intended to result in meaningful increases in incremental sales and profitability.
The transformation of our digital capabilities has continued with the successful launch of three of our five digital releases planned for fiscal 2017, resulting in the migration to a new digital platform while updating several key digital and omni-channel capabilities. In conjunction with this migration, we piloted "BOPIS," or Buy Online Pick Up In Store, during the Second Quarter 2017. We intend to roll BOPIS out to our entire U.S. store fleet during the third quarter of fiscal 2017.
We successfully launched our private label credit card and loyalty programs in October of last year, and we continue to experience increases in both new accounts and in the percentage of transactions conducted using our private label credit card as tender. Our loyalty program continues to perform well since its re-launch and we believe we can continue to increase penetration of both our private label credit card and loyalty programs over time.
With respect to alternate channels of distribution, we continued our international expansion program and added six additional international points of distribution (stores, shop in shops, e-commerce site) during the Second Quarter 2017 bringing our total count to 161, operating in 19 countries. In addition, we announced a new franchise agreement during the Second Quarter 2017 with Gill Capital who plans to open 25 stores in Indonesia over time. In our wholesale business, our relationship with Amazon continues to develop with the expansion of our replenishment program and a planned launch with Amazon Canada for Holiday 2017.
We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 300 stores through fiscal 2020, which includes the 156 stores we closed since the announcement of this initiative. During this past quarter, Gymboree, one of our key competitors in the children’s specialty retail space, filed for bankruptcy and announced that it is closing over 300 stores in connection with its bankruptcy filing through the end of this year.  We believe that these closings represent a significant market opportunity for the Company and could have a positive impact on our long-term operating results.
During Year-To-Date 2017, we repurchased approximately 0.5 million shares for approximately $57.4 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards held by management. As of July 29, 2017, there was approximately $305.6 million in aggregate remaining on the 2015 $250 Million and 2017 Share Repurchase Programs. During Year-To-Date 2017, we paid cash dividends of $14.1 million and our third quarter 2017 dividend of $0.40 per share will be paid on October 3, 2017 to shareholders of record on the close of business on September 12, 2017. We continue to be committed to returning capital to shareholders.

Net income was $14.3 million during the Second Quarter 2017 compared to a net loss of $2.0 million during the Second Quarter 2016.  Earnings per diluted share was $0.79 in the Second Quarter 2017 compared to a loss of $0.11 per diluted share in the Second Quarter 2016.  This increase in earnings per share is due to the increase in net income for the quarter due to the factors noted above, tax benefits of $12.3 million for excess stock compensation benefits, given our adoption of FASB guidance relating to the accounting for share-based payment transactions, and a lower weighted average common shares outstanding of approximately 0.6 million, which is the result of our share repurchase program.
Net income was $50.5 million during Year-To-Date 2017 compared to $24.0 million during Year-To-Date 2016.  Earnings per diluted share was $2.76 during Year-To-Date 2017 compared to $1.24 per diluted share during Year-To-Date 2016.  This increase in earnings per share is due to the increase in net income due to the factors noted above, tax benefits of $15.8 million for excess stock compensation benefits, given our adoption of FASB guidance relating to the accounting for share-based payment transactions, and a lower weighted average common shares outstanding of approximately 1.1 million, which is the result of our share repurchase program.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Average Translation Rates (1)
Canadian Dollar	0.7577	0.7717	0.7549	0.7627
Hong Kong Dollar	0.1283	0.1289	0.1285	0.1288
China Yuan Renminbi	0.1465	0.1516	0.1459	0.1526
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

For the Second Quarter 2017, the effects of these translation rate changes on net sales and operating income were decreases of approximately $0.8 million and $0.1 million, respectively.  For Year-To-Date 2017, the effects of these translation rate changes on net sales and operating income were decreases of approximately $1.2 million and $0.2 million, respectively. Net sales are affected only by the Canadian dollar translation rates.  In addition, translation rate changes affect the gross profit of our Canadian subsidiary because its inventory purchases are priced in U.S. dollars; however, we enter into foreign exchange forward contracts to mitigate the variability of cash flows associated with these inventory purchases.

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
Inventory Valuation- We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences and market conditions.  Our historical estimates have not differed materially from actual results and a 10% difference in our reserve as of July 29, 2017 would have impacted net income by approximately $0.2 million.  Our reserve balance at July 29, 2017 was approximately $2.3 million compared to $3.4 million at July 30, 2016.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards") and each Performance Award has a defined number of shares that an employee can earn (the "Target Shares"). With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during fiscal 2015 (the “2015 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2015 Performance Awards generally cliff vest, if earned, after the completion of the applicable three year performance period.  The 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016 and fiscal 2017 (the “2016 and 2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, and adjusted return on invested capital achieved at the end of the performance period. The 2016 and 2017 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period. The fair value of the 2016 and 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2017 net income by approximately $0.4 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At July 29, 2017, the average net book value per store was approximately $0.1 million.
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
Fair Value Measurement and Financial Instruments- FASB ASC 820--Fair Value Measurements and Disclosure provides a single definition of fair value, together with a framework for measuring it and requires additional disclosure about the use of fair value to measure assets and liabilities.
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

Our cash and cash equivalents, short-term investments, accounts receivable, assets of the Company’s Deferred Compensation Plan, accounts payable and revolving loan are all short-term in nature.  As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The Company stock included in the Deferred Compensation Plan is not subject to fair value measurement.

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
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of July 29, 2017 would have impacted net income by approximately $0.6 million.
Recently Issued Accounting Standards

Adopted in Fiscal 2017

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities and classification on the statement of cash flows. With respect to the accounting for income taxes, this guidance requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. The guidance also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements be presented within financing activities in the consolidated statement of cash flows. This presentation requirement is consistent with the Company’s current presentation, and will therefore have no impact to the Company. The Company adopted this guidance prospectively in the first fiscal quarter of 2017 and the adoption resulted in a reduction of our provision for income taxes of approximately $15.8 million for Year-To-Date 2017.

The future impacts that this adoption will have on our provision or benefit for income taxes are dependent in part upon future grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company's common stock and the future achievement of performance criteria that affect performance-based awards. Therefore, the impact on the consolidated financial statements will be dependent upon future events which are unpredictable. However, based on the number of outstanding unvested Deferred and Performance Awards expected to vest during the second half of fiscal 2017, the adoption of this guidance will not have a significant impact on our provision for income taxes and net income during the remainder of fiscal 2017.

In November 2015, the FASB issued guidance relating to balance sheet classification of deferred taxes. This guidance simplifies the current guidance by requiring entities to classify all deferred tax assets and liabilities, together with any related valuation allowance, as noncurrent on the balance sheet. The Company adopted this guidance in the first fiscal quarter of 2017 and applied its provisions prospectively. As a result, the prior periods were not retrospectively adjusted.

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

To Be Adopted After Fiscal 2017

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right of use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. We are in the process of developing an implementation plan and beginning to gather information to assess which of our real estate, personal property and other arrangements may meet the definition of a lease as contemplated in the guidance. While we are currently reviewing the potential impact of this standard, we would expect that the adoption of this standard will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet given the extent of our lease portfolio.

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

We have begun the process of reviewing our current accounting policies and business practices to identify potential differences that would result from applying the new guidance. The majority of our revenue is generated from sales of finished products directly to the consumer, which will continue to be recognized when control is transferred. We are also evaluating the impact that the guidance may have on the accounting for our retail promotional programs, including our loyalty and private label credit card programs, as well as gift cards. The new guidance requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. We plan to adopt this guidance in the first quarter of fiscal 2018 using the modified-retrospective method and are currently reviewing the potential financial impact of adoption of this standard.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, gross profit increased approximately 100 basis points to 34.4% of net sales during the Second Quarter 2017 from 33.4% during the Second Quarter 2016.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	65.6	66.6	63.1	63.4
Gross profit	34.4	33.4	36.9	36.6
Selling, general and administrative expenses	29.0	29.1	27.2	27.5
Depreciation and amortization	4.3	4.3	3.9	4.1
Asset impairment charge	0.3	0.8	0.2	0.4
Operating income (loss)	0.9	(0.8)	5.6	4.6
Income (loss) before income taxes	0.8	(0.8)	5.6	4.6
Provision (benefit) for income taxes	(3.0)	(0.3)	(0.7)	1.6
Net income (loss)	3.8%	(0.5)%	6.2%	3.0%
Number of Company-operated stores, end of period	1,026	1,064	1,026	1,064
____________________________________________
 Table may not add due to rounding.

The following tables set forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales:	(In thousands)
The Children’s Place U.S.	$327,375	$319,189	$722,138	$694,296
The Children’s Place International	46,226	52,227	88,139	96,471
Total net sales	$373,601	$371,416	$810,277	$790,767

Second Quarter 2017 Compared to the Second Quarter 2016

Net sales increased by $2.2 million, or 0.6%, to $373.6 million during the Second Quarter 2017 from $371.4 million during the Second Quarter 2016.  Our net sales increased by $10.5 million driven primarily by a Comparable Retail Sales increase of 3.1%, partially offset by a $7.5 million decrease in sales due to operating fewer stores and unfavorable changes in the Canadian exchange rate of $0.8 million.

The Children’s Place U.S. net sales increased $8.2 million, or 2.6%, to $327.4 million in the Second Quarter 2017 compared to $319.2 million in the Second Quarter 2016.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 4.2%, partially offset by operating fewer stores.
The Children’s Place International net sales decreased $6.0 million, or 11.5%, to $46.2 million in the Second Quarter 2017 compared to $52.2 million in the Second Quarter 2016.  The decrease resulted primarily from a Canadian Comparable Retail Sales decrease of 5.3%, as well as from operating fewer stores in the current year and unfavorable changes in the Canadian exchange rate.
Gross profit increased by $4.5 million to $128.4 million during the Second Quarter 2017 from $123.9 million during the Second Quarter 2016.  Gross margin leveraged 100 basis points to 34.4% during the Second Quarter 2017 from 33.4% during the Second Quarter 2016. The increase in gross margin resulted primarily from strong AUR and merchandise margin resulting from strong product acceptance and inventory management, partially offset by the increased penetration of our e-commerce business.
Gross profit as a percentage of net revenues is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, foreign currency exchange rates and fluctuations in material costs. These factors, among others, may cause gross profit as a percentage of net revenues to fluctuate from period to period.

Selling, general and administrative expenses increased $0.3 million to $108.2 million during the Second Quarter 2017 from $107.9 million during the Second Quarter 2016. As a percentage of net sales, SG&A decreased 10 basis points to 29.0% during the Second Quarter 2017 from 29.1% during the Second Quarter 2016. The leverage was primarily due to decreased store expenses, including lower store compensation expenses and credit card fees, partially offset by expenses related to the investment in our transformation initiatives and increased administrative compensation expenses.
Asset impairment charges were $1.0 million during the Second Quarter 2017, which related to the full impairment of three stores. Asset impairment charges during the Second Quarter 2016 were $2.8 million, of which $1.5 million related to 12 stores, four of which were fully impaired and eight of which were partially impaired, and of which $1.3 million related to the write-down of some previously capitalized development costs and obsolete systems.
Provision (benefit) for income taxes was $(11.4) million during the Second Quarter 2017 compared to $(1.1) million during the Second Quarter 2016.  Our effective tax rate was (388)% and 35.5% in the Second Quarter 2017 and the Second Quarter 2016, respectively. The effective tax rate was lower primarily as a result of tax benefits of $12.3 million for excess stock compensation benefits, due to the Company's adoption of FASB guidance relating to the accounting for share-based payment transactions.  The company also had a favorable mix of income by jurisdiction during the Second Quarter 2017.
Net income was $14.3 million during the Second Quarter 2017 compared to a net loss of $2.0 million during the Second Quarter 2016, due to the factors discussed above.  Earnings per diluted share was $0.79 in the Second Quarter 2017 compared to a loss of $0.11 per diluted share in the Second Quarter 2016.  This increase in earnings per share is due to the increase in net income for the quarter, the aforementioned tax benefits for excess stock compensation benefits and a lower weighted average common shares outstanding of approximately 0.6 million, which is the result of our share repurchase program.

Year-To-Date 2017 Compared to the Year-To-Date 2016

Net sales increased by $19.5 million, or 2.5%, to $810.3 million during Year-To-Date 2017 from $790.8 million during Year-To-Date 2016.  Our net sales increased by $35.2 million driven primarily by a Comparable Retail Sales increase of 4.7%, partially offset by a $14.5 million decrease in sales due to operating fewer stores and unfavorable changes in the Canadian exchange rate of $1.2 million.
The Children’s Place U.S. net sales increased $27.8 million, or 4.0%, to $722.1 million during Year-To-Date 2017 compared to $694.3 million during Year-To-Date 2016.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 5.7%, partially offset by operating fewer stores.
The Children’s Place International net sales decreased $8.4 million, or 8.7%, to $88.1 million during Year-To-Date 2017 compared to $96.5 million during Year-To-Date 2016.  The decrease resulted primarily from a Canadian Comparable Retail Sales decrease of 3.4%, as well as from operating fewer stores in the current year and unfavorable changes in the Canadian exchange rate.
Gross profit increased by $9.8 million to $299.0 million during Year-To-Date 2017 from $289.2 million during Year-To-Date 2016.  Gross margin increased 30 basis points to 36.9% during Year-To-Date 2017 from 36.6% during Year-To-Date 2016.

The increase in gross margin resulted primarily from strong AUR and merchandise margin resulting from strong product acceptance and inventory management, partially offset by the increased penetration of our e-commerce business.
Gross profit as a percentage of net revenues is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, foreign currency exchange rates and fluctuations in material costs. These factors, among others, may cause gross profit as a percentage of net revenues to fluctuate from period to period.

Selling, general, and administrative expenses increased $3.3 million to $220.4 million during Year-To-Date 2017 from $217.1 million during Year-To-Date 2016. As a percentage of net sales, SG&A decreased 30 basis points to 27.2% during Year-To-Date 2017 from 27.5% during Year-To-Date 2016. The comparability of our SG&A was affected by costs related to a provision for a legal settlement, costs related to foreign exchange control penalties and a sales tax and use tax audit settlement, and costs arising out of the restructuring of certain store and corporate operations totaling approximately $5.9 million during Year-To-Date 2017 and by income related to the restructuring of certain store and corporate operations totaling $0.4 million during Year-To-Date 2016. Excluding this impact, our SG&A decreased $3.0 million and leveraged 100 basis points. The leverage was primarily due to decreased store expenses, including lower store compensation expenses and credit card fees, partially offset by expenses related to the investment in our transformation initiatives and increased administrative compensation expenses.
Asset impairment charges were $1.5 million during Year-To-Date 2017, which related to the full impairment of nine stores. Asset impairment charges during Year-To-Date 2016 were $2.8 million, of which $1.5 million related to 12 stores, four of which were fully impaired and eight of which were partially impaired, and of which $1.3 million related to the write-down of some previously capitalized development costs and obsolete systems.
Provision (benefit) for income taxes was $(5.3) million during Year-To-Date 2017 compared to $12.4 million during Year-To-Date 2016.  Our effective tax rate was a (11.8)% compared to a provision of 34.2% during Year-To-Date 2017 and Year-To-Date 2016, respectively. The decrease in the effective tax rate was lower primarily as a result of tax benefits of $15.8 million for excess stock compensation benefits, due to the Company's adoption of FASB guidance relating to the accounting for share-based payment transactions.  The company also had a favorable mix of income by jurisdiction during Year-To-Date 2017.
Net income was $50.5 million during Year-To-Date 2017 compared to $24.0 million during Year-To-Date 2016, due to the factors discussed above.  Earnings per diluted share was $2.76 during Year-To-Date 2017 compared to $1.24 per diluted share during Year-To-Date 2016.  This increase in earnings per share is due to the increase in net income, the aforementioned tax benefits for excess stock compensation benefits and a lower weighted average common shares outstanding of approximately 1.1 million, which is the result of our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases.  Our primary uses of cash are working capital requirements, which are principally inventory purchases, and the financing of capital projects, including investments in new systems and the repurchases of our common stock.
Our working capital decreased $8.5 million to $259.9 million at July 29, 2017 compared to $268.4 million at July 30, 2016, partially due to the prospective adoption of FASB guidance issued in November 2015 classifying deferred tax assets as noncurrent on the balance sheet. During Year-To-Date 2017, we repurchased approximately 0.5 million shares for approximately $57.4 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.  During Year-To-Date 2016, we repurchased approximately 1.1 million shares for approximately $84.7 million. We also paid cash dividends of $14.1 million and $7.6 million during Year-To-Date 2017 and Year-To-Date 2016, respectively. Subsequent to July 29, 2017 and through August 18, 2017, we repurchased approximately 44,000 shares for approximately $4.7 million and declared a quarterly cash dividend of $0.40 per share to be paid on October 3, 2017 to shareholders of record on the close of business on September 12, 2017.
Our credit facility provides for borrowings up to the lesser of $250.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At July 29, 2017, we had $54.5 million of outstanding borrowings and $188.5 million available for borrowing. In addition, at July 29, 2017, we had $7.0 million of outstanding letters of credit with an additional $43.0 million available for issuing letters of credit.
As of July 29, 2017, we had $202.3 million of cash and cash equivalents, of which approximately $189.3 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $131.9 million was in our Canadian subsidiaries, approximately $52.1 million was in our Hong Kong subsidiaries and approximately $5.3 million was in other foreign subsidiaries. As of July 29, 2017, we also had short-term investments of $55.8 million in Hong Kong. Because all of our earnings in our foreign subsidiaries are permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
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
We have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at July 29, 2017 was approximately $0.8 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2017, cash flows provided by operating activities were $71.4 million compared to $75.2 million during Year-To-Date 2016, primarily due to the timing of income tax payments partially offset by increased net income.
During Year-To-Date 2017, cash flows used in investing activities were $30.2 million compared to $51.2 million during Year-To-Date 2016. This change was primarily due to a $6.5 million net purchase of short-term investments during Year-To-Date 2017 compared to a $35.0 million net purchase of short-term investments during Year-To-Date 2016 partially offset by a $7.1 million increase in purchases of property and equipment.
During Year-To-Date 2017, cash flows used in financing activities were $32.4 million compared to $46.5 million during Year-To-Date 2016.  The decrease primarily resulted from a decrease in purchases of our common stock partially offset by an increase in cash dividends paid.
We anticipate that total capital expenditures will be approximately $60 million in fiscal 2017, primarily related to our business transformation initiatives, compared to $35 million in fiscal 2016. Our ability to continue to meet our capital requirements in fiscal 2017 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2017, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
All derivative instruments are presented at gross fair value on the Consolidated Balance Sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of July 29, 2017, we had foreign exchange forward contracts with an aggregate notional amount of $26.8 million and the fair value of the derivative instruments was an asset of $1.2 million.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of July 29, 2017, we had $54.5 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of July 29, 2017, net assets in Canada and Hong Kong were approximately $134.3 million and $109.0 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $13.4 million and $10.9 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of July 29, 2017, we had approximately $189.3 million of our cash and cash equivalents held in foreign countries, of which approximately $131.9 million was in Canada, approximately $52.1 million was in Hong Kong and approximately $5.3 million was in other foreign countries. As of July 29, 2017, we had short-term investments of $55.8 million held in Hong Kong which are U.S. dollar denominated time deposits with banking institutions in Hong Kong that have six month maturity dates.

Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2017 net sales could have decreased or increased by approximately $7.5 million and total costs and expenses could have decreased or increased by approximately $9.1 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At July 29, 2017, we had foreign currency denominated receivables and payables, including inter-company balances, of $1.8 million and $3.8 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. As of July 29, 2017 we had foreign exchange forward contracts with an aggregate notional amount of $26.8 million and the fair value of the derivative instruments was an asset of $1.2 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $2.8 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We import a vast majority of our merchandise from foreign countries, primarily in greater Asia.  Consequently, any significant or sudden change in these foreign countries' political, foreign trade, financial, banking or currency policies and practices, or the occurrence of significant labor unrest, could have a material adverse impact on our financial position, results of operations and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of July 29, 2017. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of July 29, 2017, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
4/30/17-5/27/17 (1)	191,628	$117.84	191,096	$307,637
5/28/17-7/1/17 (2)	18,371	108.16	18,371	305,650
7/2/17-7/29/17 (3)	293	107.09	293	305,619
Total	210,292	$116.98	209,760	$305,619
____________________________________________

(1)
Consists of 532 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 191,096 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Consists of 18,371 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(3)	Consists of 293 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1(+)	Letter Agreement dated May 24, 2017 between The Children's Place Services Company, LLC and John Sullivan.

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	August 22, 2017	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 22, 2017	By:	/S/ ANURUP PRUTHI
ANURUP PRUTHI
Chief Financial Officer
(Principal Accounting and Financial Officer)