Form 10-Q
period 2017-10-28
Childrens Place, Inc.
filed 2017-11-21
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of November 17, 2017 was 17,395,543 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 28, 2017

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 28, 2017	January 28, 2017	October 29, 2016
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$257,743	$193,709	$192,243
Short-term investments	15,000	49,300	75,100
Accounts receivable	32,432	31,413	30,605
Inventories	363,788	286,343	325,463
Prepaid expenses and other current assets	22,690	13,318	14,475
Deferred income taxes	—	17,504	19,459
Total current assets	691,653	591,587	657,345
Long-term assets:
Property and equipment, net	266,230	264,280	274,747
Deferred income taxes	51,015	29,734	28,495
Other assets	4,526	5,322	3,497
Total assets	$1,013,424	$890,923	$964,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$56,400	$15,380	$65,600
Accounts payable	249,562	158,632	170,192
Income taxes payable	6,790	13,812	26,877
Accrued expenses and other current liabilities	116,426	121,797	119,250
Total current liabilities	429,178	309,621	381,919
Long-term liabilities:
Deferred rent liabilities	55,095	61,128	63,578
Other tax liabilities	3,220	7,344	7,772
Other long-term liabilities	15,465	16,543	16,500
Total liabilities	502,958	394,636	469,769
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 17,487, 17,764 and 18,156 issued; 17,443, 17,722 and 18,114 outstanding (shares in thousands)	1,749	1,776	1,816
Additional paid-in capital	253,724	239,940	238,892
Treasury stock, at cost (44, 42 and 42 shares, in thousands)	(2,374)	(2,188)	(2,126)
Deferred compensation	2,374	2,188	2,126
Accumulated other comprehensive loss	(17,640)	(20,341)	(23,348)
Retained earnings	272,633	274,912	276,955
Total stockholders’ equity	510,466	496,287	494,315
Total liabilities and stockholders’ equity	$1,013,424	$890,923	$964,084
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(In thousands, except earnings per share)
Net sales	$490,026	$473,777	$1,300,303	$1,264,544
Cost of sales (exclusive of depreciation and amortization)	287,593	279,260	798,874	780,805
Gross profit	202,433	194,517	501,429	483,739
Selling, general, and administrative expenses	118,288	115,442	338,642	332,557
Depreciation and amortization	16,789	16,586	48,460	48,938
Asset impairment charges	3,203	392	4,661	3,218
Other costs	4	17	14	276
Operating income	64,149	62,080	109,652	98,750
Interest expense	(517)	(572)	(1,772)	(1,503)
Interest income	417	414	1,343	1,095
Income before provision for income taxes	64,049	61,922	109,223	98,342
Provision for income taxes	19,972	17,756	14,627	30,202
Net income	$44,077	$44,166	$94,596	$68,140

Earnings per common share
Basic	$2.50	$2.41	$5.36	$3.63
Diluted	$2.44	$2.36	$5.19	$3.56

Weighted average common shares outstanding
Basic	17,617	18,342	17,645	18,785
Diluted	18,090	18,703	18,223	19,139

Cash dividends declared per common share	$0.40	$0.20	$1.20	$0.60

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(In thousands)
Net income	$44,077	$44,166	$94,596	$68,140
Other comprehensive income:
Foreign currency translation adjustment	(4,741)	(3,745)	2,476	3,844
Change in fair value of cash flow hedges, net of income taxes	191	158	225	293
Total comprehensive income	$39,527	$40,579	$97,297	$72,277

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,596	$68,140
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	48,460	48,938
Stock-based compensation	22,561	20,904
Excess tax benefits from stock-based compensation	—	(1,571)
Deferred taxes	(3,654)	(8,462)
Asset impairment charges	4,661	3,218
Other	272	686
Changes in operating assets and liabilities:
Inventories	(76,556)	(55,627)
Accounts receivable and other assets	(6,968)	(4,145)
Income taxes payable, net of prepayments	(8,051)	34,713
Accounts payable and other current liabilities	66,129	26,675
Deferred rent and other liabilities	(11,505)	(7,919)
Net cash provided by operating activities	129,945	125,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,882)	(26,483)
Purchase of short-term investments	(15,000)	(75,100)
Proceeds from sale of short-term investments	49,300	40,100
Change in company-owned life insurance policies	(636)	(270)
Net cash used in investing activities	(4,218)	(61,753)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock, including shares surrendered for tax withholdings and transaction costs	(85,385)	(118,494)
Payment of dividends	(21,145)	(11,203)
Borrowings under revolving loan	487,660	496,282
Repayments under revolving loan	(446,640)	(430,682)
Exercise of stock options	—	438
Excess tax benefits from stock-based compensation	—	1,571
Net cash used in financing activities	(65,510)	(62,088)
Effect of exchange rate changes on cash and cash equivalents	3,817	3,000
Net increase in cash and cash equivalents	64,034	4,709
Cash and cash equivalents, beginning of period	193,709	187,534
Cash and cash equivalents, end of period	$257,743	$192,243

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$30,297	$6,028
Cash paid during the period for interest	1,567	1,299
Increase in accrued purchases of property and equipment	6,428	1,992

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of October 28, 2017 and October 29, 2016 and the results of its consolidated operations for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 and cash flows for the thirty-nine weeks ended October 28, 2017 and October 29, 2016. The consolidated financial position as of January 28, 2017 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirty-nine weeks ended October 28, 2017 and October 29, 2016 are not necessarily indicative of operating results for a full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:

•	Third Quarter 2017 — The thirteen weeks ended October 28, 2017

•	Third Quarter 2016 — The thirteen weeks ended October 29, 2016

•	Year-To-Date 2017 — The thirty-nine weeks ended October 28, 2017

•	Year-To-Date 2016 — The thirty-nine weeks ended October 29, 2016

•	FASB — Financial Accounting Standards Board

•	SEC — U.S. Securities and Exchange Commission

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States

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
Revenue Recognition
The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via the internet, net of coupon redemptions and anticipated sales returns. Sales tax collected from customers is excluded from revenue. An allowance for estimated sales returns is calculated based upon the Company's sales return experience and is recorded within accrued expenses and other current liabilities.
The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The Company recognizes breakage income for the estimated portion of unredeemed gift cards that is unlikely to be redeemed and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property and is recorded within selling, general, and administrative expenses.

In fiscal 2016, the Company launched a new points-based customer loyalty program to replace its prior program. In this program, customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. The Company has developed an estimated value of each point earned based on the awards customers can attain less a reasonable breakage rate. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities.

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

Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value, with cost determined on an average cost basis. The Company capitalizes certain supply chain costs in inventory and these costs are reflected within cost of sales as the inventories are sold. Inventory includes items that have been marked down to the Company's best estimate of their lower of cost or net realizable value and an estimate for inventory shrinkage. The Company bases its decision to mark-down merchandise upon its current rate of sale, the seasonal nature of the product, and the expected sell-through of the item. Inventory shrinkage is estimated in interim periods based upon the historical results of physical inventories in the context of current year facts and circumstances.

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
For store-related assets, the Company reviews all stores that have reached comparable sales status, or sooner if circumstances should dictate, on at least an annual basis. The Company believes waiting this period of time allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, the Company projects future cash flows over the remaining life of the lease and compares the total undiscounted cash flows to the net book value of the related long-lived assets. If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value. The Company primarily determines fair market value to be the discounted future cash flows directly associated with those assets. In evaluating future cash flows, the Company considers external and internal factors. External factors comprise the local environment in which the store resides, including mall traffic, competition and their effect on sales trends. Internal factors include the Company's ability to gauge the fashion taste of its customers, control variable costs such as cost of sales and payroll and, in certain cases, its ability to renegotiate lease costs.
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of a defined number of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest (the "Target Shares") in addition to a service period requirement. For Performance Awards issued during fiscal 2014 and 2015 (the “2014 and 2015 Performance Awards”), an employee may earn from 0% to 300% of their Target Shares based on the achievement of adjusted earnings per share for a cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2014 and 2015 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016 and 2017 (the “2016 and 2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period and adjusted return on invested capital achieved as of the end of the performance period. The 2016 and 2017 Performance Awards cliff vest, if earned, after completion of the three-year performance period. The fair value of the 2016 and 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. Stock-based compensation expense, as it relates to Performance Awards, is also adjusted based on the Company's estimate of adjusted earnings per share and adjusted operating margin expansion, and adjusted return on invested capital as they occur.
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

Deferred amounts are not subject to forfeiture and are deemed invested among investment funds offered under the Deferred Compensation Plan, as directed by each participant.  Payments of deferred amounts (as adjusted for earnings and losses) are payable following separation from service or at a date or dates elected by the participant at the time the deferral is elected.  Payments of deferred amounts are generally made in either a lump sum or in annual installments over a period not exceeding 15 years.  All deferred amounts are payable in the form in which they were made, except for board fees invested in shares of the Company's common stock, which will be settled in shares of Company common stock.  Earlier distributions are not permitted except in the case of an unforeseen hardship.
The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The assets of the rabbi trust are general assets of the Company and as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency.  Investments of the rabbi trust consist of mutual funds and Company common stock.  The Deferred Compensation Plan liability, excluding Company common stock, is included within other long-term liabilities and changes in the balance, except those relating to payments, are recognized as compensation expense within selling, general, and administrative expenses.  The value of the mutual funds is included in other assets and related earnings and losses are recognized as investment income or loss, which is included within selling, general, and administrative expenses.  Company stock deferrals are included within the equity section of the Company’s consolidated balance sheet as treasury stock and as a deferred compensation liability.  Deferred stock is recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized.
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
The Company's assets and liabilities include foreign exchange forward contracts that are measured at fair value using observable market inputs such as forward rates, the Company's credit risk, and our counterparties’ credit risks. Based on these inputs, the Company's derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.

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

Recently Issued Accounting Standards

Adopted in Fiscal 2017

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities and classification on the statement of cash flows. With respect to the accounting for income taxes, this guidance requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. The guidance also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements be presented within financing activities in the consolidated statement of cash flows. This presentation requirement is consistent with the Company’s current presentation, and will therefore have no impact to the Company. The

Company adopted this guidance prospectively in the first fiscal quarter of 2017 and the adoption resulted in a reduction of our provision for income taxes of approximately $16.5 million for Year-To-Date 2017.

The future impacts that this adoption will have on our provision or benefit for income taxes are dependent in part upon future grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company's common stock and the future achievement of performance criteria that affect performance-based awards. Therefore, the impact on the consolidated financial statements will be dependent upon future events which are unpredictable. However, based on the number of outstanding unvested Deferred and Performance Awards expected to vest during the remainder of fiscal 2017, the adoption of this guidance will not have a significant impact on our provision for income taxes and net income during the remainder of fiscal 2017.

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

To Be Adopted After Fiscal 2017

In August 2017, the FASB issued guidance relating to the accounting for hedging activities. This guidance aims to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in the guidance expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently reviewing the potential impact of this standard.

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

We have substantially completed the process of reviewing our current accounting policies and business practices to identify potential differences that would result from applying the new guidance. The majority of our revenue is generated from sales of finished products directly to the consumer, which will continue to be recognized when control is transferred. We have also evaluated the impact that the guidance may have on the accounting for our retail promotional programs, including our loyalty and private label credit card programs, as well as gift cards, and the related classification of these items within our consolidated income statement. The new guidance requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. We plan to adopt this guidance in the first quarter of fiscal 2018 using the modified-retrospective method and do not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements. The new guidance will also require expanded disclosures related to revenue streams, performance obligations and consideration and the related judgments used in developing the necessary estimates.

2.	STOCKHOLDERS’ EQUITY
Share Repurchase Programs
The Company's Board of Directors has authorized the following share repurchase programs active during Year-To-Date 2017 and Year-To-Date 2016: (1) $100 million in January 2015 (the "2015 Share Repurchase Program"); (2) $250 million in December 2015 (the "2015 $250 Million Share Repurchase Program"); and (3) $250 million in March 2017 (the "2017 Share Repurchase Program"). The 2015 Share Repurchase Program has been completed. At October 28, 2017, there was approximately $277.6 million in the aggregate remaining on the 2015 $250 Million and 2017 Share Repurchase Programs. Under the 2015 $250 Million and 2017 Share Repurchase Programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements and other market and business conditions. The Company may suspend or discontinue a program at any time, and may thereafter reinstitute purchases, all without prior announcement.
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
The following table summarizes the Company's share repurchases:

	Thirty-nine Weeks Ended
	October 28, 2017		October 29, 2016
	Shares	Value	Shares	Value
	(In thousands)
Shares repurchases related to:
2015 Share Repurchase Program	—	—	310	$20,726
2015 $250 Million Share Repurchase Program (1) (2)	766	$85,385	1,157	91,527
Shares acquired and held in treasury	1.7	$186	3	$187

(1)	Inclusive of 0.3 million shares for approximately $32.7 million withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Subsequent to October 28, 2017 and through November 17, 2017, the Company repurchased approximately 50 thousand shares for approximately $5.7 million.
In accordance with the FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro-rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2017 and Year-To-Date 2016, approximately $74.5 million and $100.5 million, respectively, were charged to retained earnings.
Dividends
The Third Quarter 2017 dividend of $0.40 per share was paid on October 3, 2017 to shareholders of record on the close of business on September 12, 2017. During Year-To-Date 2017, $22.4 million was charged to retained earnings, of which $21.1 million related to cash dividends paid and $1.3 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. During Year-To-Date 2016, $11.8 million was charged to retained earnings, of which $11.2 million related to cash dividends paid and $0.6 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
The Company's Board of Directors declared a quarterly cash dividend of $0.40 per share to be paid on January 3, 2018 to shareholders of record on the close of business on December 13, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

3.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(In thousands)
Deferred Awards	$2,804	$2,202	$8,730	$6,629
Performance Awards	5,277	6,073	13,831	14,275
Total stock-based compensation expense (1)	$8,081	$8,275	$22,561	$20,904
____________________________________________

(1)
During the Third Quarter 2017 and the Third Quarter 2016, approximately $1.1 million and $1.1 million, respectively, were included within cost of sales. During Year-To-Date 2017 and Year-To-Date 2016, approximately $3.1 million and $2.6 million, respectively, were included within cost of sales. All other stock-based compensation is included in selling, general, and administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $8.8 million and $8.3 million during Year-To-Date 2017 and Year-To-Date 2016, respectively.
Awards Granted During Year-To-Date 2017
The Company granted Deferred Awards and Performance Awards to various executives and Deferred Awards to members of our Board of Directors during Year-To-Date 2017. Awards were also granted in connection with new hires and contractual obligations. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Generally, the Deferred Awards granted to members of the Board of Directors vest after one year. Performance Awards granted during Year-To-Date 2017 have a three-year performance period, and, if earned, vest upon completion of the three-year performance period. Depending on the cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, and adjusted return on invested capital achieved as of the end of fiscal 2019, the percentage of Target Shares earned range from 0% to 200%.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2017
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Deferred Awards, beginning of period	469	$61.19
Granted	211	110.18
Vested	(185)	60.79
Forfeited	(43)	77.74
Unvested Deferred Awards, end of period	452	$82.64

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $24.3 million as of October 28, 2017, which will be recognized over a weighted average period of approximately 2.2 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Performance Awards, beginning of period	515	$68.11
Granted	171	113.77
Shares earned in excess of target	203	50.97
Vested shares, including shares vested in excess of target	(301)	50.97
Forfeited	(36)	82.55
Unvested Performance Awards, end of period	552	$103.87
____________________________________________

(1)	For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, and adjusted return on invested capital as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $33.7 million as of October 28, 2017, which will be recognized over a weighted average period of approximately 1.9 years.

4.	EARNINGS PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted earnings per common share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(In thousands)
Net income	$44,077	$44,166	$94,596	$68,140

Basic weighted average common shares	17,617	18,342	17,645	18,785
Dilutive effect of stock awards	473	361	578	354
Diluted weighted average common shares	18,090	18,703	18,223	19,139
Antidilutive stock awards	—	—	—	1
Antidilutive stock awards (Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with FASB ASC 260--Earnings per Share.

5.	PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following:

	October 28, 2017	January 28, 2017	October 29, 2016
	(In thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	35,548	35,548	35,548
Material handling equipment	48,345	48,345	48,345
Leasehold improvements	311,093	317,884	325,329
Store fixtures and equipment	222,619	223,873	229,210
Capitalized software	223,318	204,901	199,380
Construction in progress	27,519	7,316	6,741
	871,845	841,270	847,956
Accumulated depreciation and amortization	(605,615)	(576,990)	(573,209)
Property and equipment, net	$266,230	$264,280	$274,747

At October 28, 2017, the Company performed impairment testing on 1,027 stores with a total net book value of approximately $81.7 million. During the Third Quarter 2017, the Company recorded asset impairment charges of $0.8 million for 8 stores, all of which were fully impaired. During Year-To-Date 2017, the Company recorded asset impairment charges of $2.3 million for 17 stores, all of which were fully impaired. Additionally, during the Third Quarter 2017, the Company recorded asset impairment charges of $2.4 million related to the write-down of information technology systems.
At October 29, 2016, the Company performed impairment testing on 1,046 stores with a total net book value of approximately $95.8 million. During the Third Quarter 2016, the Company recorded asset impairment charges of $0.4 million for nine stores, all of which were partially impaired. During Year-To-Date 2016, the Company recorded asset impairment charges of $1.9 million for 21 stores, of which four stores were fully impaired and 17 stores were partially impaired. Additionally, the Company recorded asset impairment charges of $1.3 million related to the write-down of some previously capitalized development costs and information technology systems.
As of October 28, 2017, January 28, 2017 and October 29, 2016, the Company had approximately $15.8 million, $9.4 million and $8.1 million, respectively, within property and equipment for which payment had not yet been made.  These amounts are included within accounts payable and accrued expenses and other current liabilities.

6. CREDIT FACILITY
The Company and certain of its domestic subsidiaries maintain a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A., HSBC Business Credit (USA) Inc., and JPMorgan Chase Bank, N.A., as lenders (collectively, the “Lenders”) and Wells Fargo, as Administrative Agent, Collateral Agent and Swing Line Lender.
The Credit Agreement, which expires in September 2020, consists of a $250 million asset based revolving credit facility, with a $50 million sublimit for standby and documentary letters of credit and an uncommitted accordion feature that could provide up to $50 million of additional availability. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

(i)	the prime rate, plus a margin of 0.50% to 0.75% based on the amount of the Company’s average excess availability under the facility; or

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
The Credit Agreement contains covenants which include conditions on stock buybacks and the payment of cash dividends or similar payments.  Credit extended under the Credit Agreement is secured by a first priority security interest in substantially all of the Company’s U.S. assets excluding intellectual property, software, equipment, and fixtures.
The Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at October 28, 2017 was approximately $0.8 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of the Company’s credit facility:

	October 28, 2017	January 28, 2017	October 29, 2016
	(In millions)
Credit facility maximum	$250.0	$250.0	$250.0
Borrowing base	250.0	223.8	250.0

Outstanding borrowings	56.4	15.4	65.6
Letters of credit outstanding—standby	7.0	7.3	7.3
Utilization of credit facility at end of period	63.4	22.7	72.9

Availability (1)	$186.6	$201.1	$177.1

Interest rate at end of period	2.8%	2.8%	2.0%

	Year-To-Date 2017	Fiscal 2016	Year-To-Date 2016
Average end of day loan balance during the period	$55.2	$39.9	$45.5
Highest end of day loan balance during the period	98.2	95.8	95.8
Average interest rate	2.8%	2.4%	2.4%
____________________________________________

(1)	The sublimit availability for the letters of credit was $43.0 million, $42.7 million, and $42.7 million at October 28, 2017, January 28, 2017, and October 29, 2016, respectively.

7.	LEGAL AND REGULATORY MATTERS

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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through the date of preliminary approval by the court of the settlement. The settlement is subject to court approval and provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. The settlement, if ultimately approved by the court, will result in the dismissal of all claims through the date of the court’s preliminary approval of the settlement. However, if the settlement is rejected by the co urt, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of fiscal 2017.
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
The Company’s effective tax rate for the Third Quarter 2017 and Year-To-Date 2017 was 31.2% and 13.4%, respectively, compared to 28.7% and 30.7% during the Third Quarter 2016 and Year-To-Date 2016, respectively. The effective tax rate was higher during the Third Quarter 2017 primarily as a result of a $1.6 million tax benefit recorded for uncertain tax positions during the Third Quarter 2016. The decrease in the Year-To-Date 2017 effective tax rate was primarily the result of tax benefits of $16.5 million for excess stock compensation benefits recorded during Year-To-Date 2017, as well as the release of a $4.0 million reserve for an uncertain tax position that was resolved during the first quarter of fiscal 2017 compared to a $1.6 million tax benefit recorded for uncertain tax positions during Year-To-Date 2016.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. The total amount of unrecognized tax benefits as of October 28, 2017, January 28, 2017, and October 29, 2016 were $3.2 million, $7.3 million and $7.8 million, respectively, and is included within non-current liabilities. The Company recognized less than $0.1 million in each of the Third Quarter 2017 and the Third Quarter 2016, respectively, of additional interest expense related to its unrecognized tax benefits. During each of Year-To-Date 2017 and Year-To-Date 2016, the Company recognized approximately $0.1 million of additional interest expense. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes.

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

All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of October 28, 2017, the Company had foreign exchange forward contracts with an aggregate notional amount of $26.1 million and the fair value of the derivative instruments was an asset of $1.6 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded within cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during Year-To-Date 2017. Assuming October 28, 2017 exchange rates remain constant, $0.7 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within selling, general, and administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of October 28, 2017.

10.	SEGMENT INFORMATION
In accordance with FASB ASC 280---Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company's U.S.-based wholesale business. Included in The Children's Place International segment are the Company's Canadian-based stores, revenue from the Company's Canadian wholesale business and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of October 28, 2017, The Children’s Place U.S. operated 898 stores and The Children’s Place International operated 129 stores. As of October 29, 2016, The Children’s Place U.S. operated 930 stores and The Children’s Place International operated 131 stores.

The following tables provide segment level financial information:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(In thousands)
Net sales:
The Children’s Place U.S.	$427,603	$412,380	$1,149,741	$1,106,676
The Children’s Place International (1)	62,423	61,397	150,562	157,868
Total net sales	$490,026	$473,777	$1,300,303	$1,264,544
Operating income:
The Children’s Place U.S.	$51,751	$48,997	$89,567	$74,535
The Children’s Place International	12,398	13,083	20,085	24,215
Total operating income (2)	$64,149	$62,080	$109,652	$98,750
Operating income as a percent of net sales:
The Children’s Place U.S.	12.1%	11.9%	7.8%	6.7%
The Children’s Place International	19.9%	21.3%	13.3%	15.3%
Total operating income	13.1%	13.1%	8.4%	7.8%
Depreciation and amortization:
The Children’s Place U.S.	$14,921	$14,073	$43,155	$43,605
The Children’s Place International	1,868	2,513	5,305	5,333
Total depreciation and amortization	$16,789	$16,586	$48,460	$48,938
Capital expenditures:
The Children’s Place U.S.	$14,415	$10,160	$37,291	$24,989
The Children’s Place International	311	287	591	1,494
Total capital expenditures	$14,726	$10,447	$37,882	$26,483

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

(2)
Includes costs incurred related to asset impairment charges and costs arising out of the restructuring of certain store and corporate operations totaling approximately $4.2 million for the Third Quarter 2017.

Includes costs incurred related to a provision for a legal settlement, asset impairment charges, costs related to foreign exchange control penalties, and a sales and use tax audit settlement, and costs arising out of the restructuring of certain store and corporate operations totaling approximately $12.2 million during Year-To-Date 2017.
Includes costs incurred related to asset impairment charges and costs arising out of the restructuring of certain store and corporate operations, of approximately $0.4 million and $3.0 million for the Third Quarter 2016 and Year-To-Date 2016, respectively.

	October 28, 2017	January 28, 2017	October 29, 2016
Total assets:	(In thousands)
The Children’s Place U.S.	$825,969	$716,377	$799,908
The Children’s Place International	187,455	174,546	164,176
Total assets	$1,013,424	$890,923	$964,084

11.	SUBSEQUENT EVENTS
Subsequent to October 28, 2017 and through November 17, 2017, the Company repurchased approximately 50 thousand shares for approximately $5.7 million.

The Company announced that its Board of Directors has declared a quarterly cash dividend of $0.40 per share to be paid on January 3, 2018 to shareholders of record on the close of business on December 13, 2017.

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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Third Quarter 2017 — The thirteen weeks ended October 28, 2017

•	Third Quarter 2016 — The thirteen weeks ended October 29, 2016

•	Year-To-Date 2017 — The thirty-nine weeks ended October 28, 2017

•	Year-To-Date 2016 — The thirty-nine weeks ended October 29, 2016

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
We are the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories, footwear, and other items for children. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. As of October 28, 2017, we operated 1,027 stores across North America, our e-commerce business at www.childrensplace.com, and had 168 international points of distribution open and operated by our seven franchise partners in 19 countries.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children's Place International segment are our Canadian- based stores, revenue from the Company's Canadian wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of October 28, 2017, The Children’s Place U.S. operated 898 stores and The Children’s Place International operated 129 stores. As of October 29, 2016, The Children’s Place U.S. operated 930 stores and The Children’s Place International operated 131 stores.
Operating Highlights
Our Comparable Retail Sales, which excludes stores closed for an extended period of time due to hurricanes, increased 5.1% and 4.8% during the Third Quarter 2017 and Year-To-Date 2017, respectively, despite the impact of hurricanes in Texas, Florida, and Puerto Rico, as well as unseasonably warm weather across most of the country during the Third Quarter 2017. Net sales increased by $16.2 million, or 3.4%, to $490.0 million during the Third Quarter 2017 and increased $35.8 million, or 2.8%, to $1,300.3 million during Year-To-Date 2017. We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and revenues.
  Gross margin increased 20 and 30 basis points, respectively, during the Third Quarter 2017 and Year-To-Date 2017. The increase in gross margin resulted primarily from an increase in merchandise margin resulting from strong product acceptance and the leverage of fixed costs, partially offset by the increased penetration of our e-commerce business, which generally has a lower gross margin due to higher fulfillment costs.
Selling, general, and administrative expenses increased $2.9 million to $118.3 million during the Third Quarter 2017 from $115.4 million during the Third Quarter 2016. As a percentage of net sales, SG&A decreased 30 basis points to 24.1% during the Third Quarter 2017 from 24.4% during the Third Quarter 2016. The leverage was primarily due to strong Comparable Retail Sales, decreased store expenses, including lower credit card fees, and lower incentive compensation expenses, partially offset by expenses related to the continued investment in our transformation initiatives.
Asset impairment charges were $3.2 million during the Third Quarter 2017, of which $0.8 million related to the full impairment of eight stores, and $2.4 million related to the write-down of information technology systems. Asset impairment charges during the Third Quarter 2016 were $0.4 million, which related to the partial impairment of nine stores.
We continue to make significant progress on our key strategic growth initiatives--superior product, business transformation through technology, alternate channels of distribution and fleet optimization.
Focus on product remains our top priority. Strong product acceptance and our inventory management are delivering gross margin and inventory productivity benefits, as evidenced by the Third Quarter 2017 being our 11th consecutive quarter of merchandise margin expansion.
Our business transformation through technology initiative has two key components: inventory management and digital transformation. With respect to digital transformation, we are in the process of developing and implementing a personalized customer contact strategy. Our goal is to deliver dynamic and personalized customer content that will drive increased customer acquisition, retention and engagement, intended to result in increases in incremental sales and profitability.
The transformation of our digital capabilities has continued with the deployment of four of our five digital releases planned for fiscal 2017, resulting in the migration to a new digital platform. In conjunction with this migration, we launched "BOPIS," or Buy Online Pick Up In Store, to our entire U.S. store fleet during the Third Quarter 2017. We also tested ship from store capabilities in a few locations during the Third Quarter 2017 and will continue to roll these capabilities to more stores during the fourth quarter of fiscal 2017. Additionally, during the fourth quarter of fiscal 2017, we will install wireless networks and mobile point of sale to our entire U.S. fleet as part of our connected store initiative.

With respect to alternate channels of distribution, we continued our international expansion program and added seven additional international points of distribution (stores, shop in shops, e-commerce site) during the Third Quarter 2017 bringing our total count to 168, operating in 19 countries. In addition, our newest franchise partner, Gill Capital, opened five stores in Indonesia during the fourth quarter of fiscal 2017, and expects to open 25 stores in Indonesia over time. In our wholesale business, our relationship with Amazon continues to develop with the expansion of our replenishment program and the launch with Amazon Canada for holiday 2017.
We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 300 stores through fiscal 2020, which includes the 156 stores we closed since the announcement of this initiative.
During Year-To-Date 2017, we repurchased approximately 0.8 million shares for approximately $85.4 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards held by management. As of October 28, 2017, there was approximately $277.6 million in aggregate remaining on the 2015 $250 Million and 2017 Share Repurchase Programs. During Year-To-Date 2017, we paid cash dividends of $21.1 million and our fourth quarter 2017 dividend of $0.40 per share will be paid on January 3, 2018 to shareholders of record on the close of business on December 13, 2017.

Net income was $44.1 million during the Third Quarter 2017 compared to $44.2 million during the Third Quarter 2016 due to the factors listed above and a higher effective tax rate that was primarily the result of a result of a $1.6 million tax benefit recorded for uncertain tax positions during the Third Quarter 2016. Earnings per diluted share was $2.44 in the Third Quarter 2017 compared to $2.36 in the Third Quarter 2016.  This increase in earnings per share is due to the factors noted above and a lower weighted average common shares outstanding of approximately 0.6 million, which is the result of our share repurchase programs.
Net income was $94.6 million during Year-To-Date 2017 compared to $68.1 million during Year-To-Date 2016.  Earnings per diluted share was $5.19 during Year-To-Date 2017 compared to $3.56 per diluted share during Year-To-Date 2016.  This increase in earnings per share is due to the increase in net income due to the factors noted above, tax benefits of $16.5 million for excess stock compensation benefits, given our adoption of FASB guidance relating to the accounting for share-based payment transactions, and a lower weighted average common shares outstanding of approximately 0.9 million, which is the result of our share repurchase programs.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Average Translation Rates (1)
Canadian Dollar	0.8001	0.7630	0.7700	0.7628
Hong Kong Dollar	0.1280	0.1289	0.1283	0.1288
China Yuan Renminbi	0.1509	0.1497	0.1476	0.1516
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
Inventory Valuation- We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences and market conditions.  Our historical estimates have not differed materially from actual results and a 10% difference in our reserve as of October 28, 2017 would have impacted net income by approximately $0.2 million.  Our reserve balance at October 28, 2017 was approximately $2.3 million compared to $2.5 million at October 29, 2016.

Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. A 0.5% difference in our shrinkage rate as a percentage of cost of goods sold could impact each quarter's net income by approximately $0.7 million.
Stock-Based Compensation- We account for stock-based compensation according to the provisions of FASB ASC 718-- Compensation-Stock Compensation.
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards") and each Performance Award has a defined number of shares that an employee can earn (the "Target Shares"). With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during fiscal 2014 and 2015 (the “2014 and 2015 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2014 and 2015 Performance Awards generally cliff vest, if earned, after the completion of the applicable three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016 and fiscal 2017 (the “2016 and 2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, and adjusted return on invested capital achieved at the end of the performance period. The 2016 and 2017 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period. The fair value of the 2016 and 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2017 net income by approximately $0.5 million.
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
For store-related assets, we review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At October 28, 2017, the average net book value per store was approximately $0.1 million.
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
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of October 28, 2017 would have impacted net income by approximately $0.7 million.
Recently Issued Accounting Standards

Adopted in Fiscal 2017

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities and classification on the statement of cash flows. With respect to the accounting for income taxes, this guidance requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. The guidance also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements be presented within financing activities in the consolidated statement of cash flows. This presentation requirement is consistent with the Company’s current presentation, and will therefore have no impact to the Company. The Company adopted this guidance prospectively in the first fiscal quarter of 2017 and the adoption resulted in a reduction of our provision for income taxes of approximately $16.5 million for Year-To-Date 2017.

The future impacts that this adoption will have on our provision or benefit for income taxes are dependent in part upon future grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company, such as the future market price of the Company's common stock and the future achievement of performance criteria that affect performance-based awards. Therefore, the impact on the consolidated financial statements will be dependent upon future events which are unpredictable. However, based on the number of outstanding unvested Deferred and Performance Awards expected to vest during the remainder of fiscal 2017, the adoption of this guidance will not have a significant impact on our provision for income taxes and net income during the remainder of fiscal 2017.

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

To Be Adopted After Fiscal 2017

In August 2017, the FASB issued guidance relating to the accounting for hedging activities. This guidance aims to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in the guidance expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently reviewing the potential impact of this standard.

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right of use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. We are in the process of developing an implementation plan and gathering information to assess which of our real estate, personal property and other arrangements may meet the definition of a lease as contemplated in the guidance. While we are currently reviewing the potential impact of this standard, we would expect that the adoption of this standard will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet given the extent of our lease portfolio.

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

We have substantially completed the process of reviewing our current accounting policies and business practices to identify potential differences that would result from applying the new guidance. The majority of our revenue is generated from sales of finished products directly to the consumer, which will continue to be recognized when control is transferred. We have also evaluated the impact that the guidance may have on the accounting for our retail promotional programs, including our loyalty and private label credit card programs, as well as gift cards, and the related classification of these items within our consolidated income statement. The new guidance requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. We plan to adopt this guidance in the first quarter of fiscal 2018 using the modified-retrospective method and do not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements. The new guidance will also require expanded disclosures related to revenue streams, performance obligations and consideration and the related judgments used in developing the necessary estimates.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, gross profit increased approximately 20 basis points to 41.3% of net sales during the Third Quarter 2017 from 41.1% during the Third Quarter 2016.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	58.7	58.9	61.4	61.7
Gross profit	41.3	41.1	38.6	38.3
Selling, general, and administrative expenses	24.1	24.4	26.0	26.3
Depreciation and amortization	3.4	3.5	3.7	3.9
Asset impairment charge	0.7	0.1	0.4	0.3
Operating income	13.1	13.1	8.4	7.8
Income before income taxes	13.1	13.1	8.4	7.8
Provision for income taxes	4.1	3.7	1.1	2.4
Net income	9.0%	9.3%	7.3%	5.4%
Number of Company-operated stores, end of period	1,027	1,061	1,027	1,061
____________________________________________
 Table may not add due to rounding.

The following tables set forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales:	(In thousands)
The Children’s Place U.S.	$427,603	$412,380	$1,149,741	$1,106,676
The Children’s Place International	62,423	61,397	150,562	157,868
Total net sales	$490,026	$473,777	$1,300,303	$1,264,544

Third Quarter 2017 Compared to the Third Quarter 2016

Net sales increased by $16.2 million, or 3.4%, to $490.0 million during the Third Quarter 2017 from $473.8 million during the Third Quarter 2016.  Our net sales increased by $24.2 million driven primarily by a Comparable Retail Sales increase of 5.1% and favorable changes in the Canadian exchange rate of $2.6 million, partially offset by a $10.6 million decrease in sales primarily due to operating fewer stores.
The Children’s Place U.S. net sales increased $15.2 million, or 3.7%, to $427.6 million in the Third Quarter 2017 compared to $412.4 million in the Third Quarter 2016.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 5.9%, partially offset by operating fewer stores.
The Children’s Place International net sales increased $1.0 million, or 1.6%, to $62.4 million in the Third Quarter 2017 compared to $61.4 million in the Third Quarter 2016.  The increase resulted primarily from favorable changes in the Canadian exchange rate, primarily offset by a Canadian Comparable Retail Sales decrease of 1.2%.
Gross profit increased by $7.9 million to $202.4 million during the Third Quarter 2017 from $194.5 million during the Third Quarter 2016.  Gross margin leveraged 20 basis points to 41.3% during the Third Quarter 2017 from 41.1% during the Third Quarter 2016. The increase in gross margin resulted primarily from merchandise margin expansion and the leverage of fixed expenses, partially offset by the increased penetration of our e-commerce business, which operates at a lower gross margin rate due to higher fulfillment costs.
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

Selling, general, and administrative expenses increased $2.9 million to $118.3 million during the Third Quarter 2017 from $115.4 million during the Third Quarter 2016. As a percentage of net sales, SG&A decreased 30 basis points to 24.1% during the Third Quarter 2017 from 24.4% during the Third Quarter 2016. The leverage was primarily due to strong Comparable Retail Sales, decreased store expenses, including lower credit card fees, and lower incentive compensation expenses, partially offset by expenses related to the continued investment in our transformation initiatives.
Asset impairment charges were $3.2 million during the Third Quarter 2017, of which $0.8 million related to the full impairment of eight stores, and $2.4 million related to the write-down of information technology systems. Asset impairment charges during the Third Quarter 2016 were $0.4 million, which related to the partial impairment of nine stores.
Provision for income taxes was $20.0 million during the Third Quarter 2017 compared to $17.8 million during the Third Quarter 2016.  Our effective tax rate was 31.2% and 28.7% in the Third Quarter 2017 and the Third Quarter 2016, respectively. The effective tax rate was higher primarily as a result of a $1.6 million tax benefit recorded for uncertain tax positions during the Third Quarter 2016.
Net income was $44.1 million during the Third Quarter 2017 compared to $44.2 million during the Third Quarter 2016, due to the factors discussed above.  Earnings per diluted share was $2.44 in the Third Quarter 2017 compared to $2.36 per diluted share in the Third Quarter 2016.  This increase in earnings per share is due to the factors noted above and a lower weighted average common shares outstanding of approximately 0.6 million, which is the result of our share repurchase program.
Year-To-Date 2017 Compared to the Year-To-Date 2016

Net sales increased by $35.8 million, or 2.8%, to $1,300.3 million during Year-To-Date 2017 from $1,264.5 million during Year-To-Date 2016.  Our net sales increased by $59.4 million driven primarily by a Comparable Retail Sales increase of

4.8% and favorable changes in the Canadian exchange rate of $1.4 million, partially offset by a $25.0 million decrease in sales primarily due to operating fewer stores.
The Children’s Place U.S. net sales increased $43.0 million, or 3.9%, to $1,149.7 million during Year-To-Date 2017 compared to $1,106.7 million during Year-To-Date 2016.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 5.8%, partially offset by operating fewer stores.
The Children’s Place International net sales decreased $7.3 million, or 4.6%, to $150.6 million during Year-To-Date 2017 compared to $157.9 million during Year-To-Date 2016.  The decrease resulted primarily from a Canadian Comparable Retail Sales decrease of 2.4%, as well as from operating fewer stores in the current year, partially offset by favorable changes in the Canadian exchange rate.
Gross profit increased by $17.7 million to $501.4 million during Year-To-Date 2017 from $483.7 million during Year-To-Date 2016.  Gross margin increased 30 basis points to 38.6% during Year-To-Date 2017 from 38.3% during Year-To-Date 2016. The increase in gross margin resulted primarily from merchandise margin expansion and the leverage of fixed expenses, partially offset by the increased penetration of our e-commerce business, which operates at a lower gross margin rate due to higher fulfillment costs.
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

Selling, general, and administrative expenses increased $6.0 million to $338.6 million during Year-To-Date 2017 from $332.6 million during Year-To-Date 2016. As a percentage of net sales, SG&A decreased 30 basis points to 26.0% during Year-To-Date 2017 from 26.3% during Year-To-Date 2016. The comparability of our SG&A was affected by costs related to a provision for a legal settlement, costs related to foreign exchange control penalties, and a sales tax and use tax audit settlement, and costs arising out of the restructuring of certain store and corporate operations totaling approximately $6.9 million during Year-To-Date 2017 and by income related to the restructuring of certain store and corporate operations totaling $0.4 million during Year-To-Date 2016. Excluding this impact, our SG&A decreased $1.3 million and leveraged 80 basis points. The leverage was primarily due to decreased store expenses, including credit card fees, and lower incentive compensation expenses, partially offset by expenses related to the continued investment in our transformation initiatives.
Asset impairment charges were $4.7 million during Year-To-Date 2017, of which $2.3 million related to the full impairment of 17 stores, and $2.4 million related to the write-down of obsolete information technology systems. Asset impairment charges during Year-To-Date 2016 were $3.2 million, of which $1.9 million related to 21 stores, four of which were fully impaired and 17 which were partially impaired, and $1.3 million related to the write-down of some previously capitalized development costs and information technology systems.
Provision for income taxes was $14.6 million during Year-To-Date 2017 compared to $30.2 million during Year-To-Date 2016.  Our effective tax rate was a 13.4% compared to a provision of 30.7% during Year-To-Date 2017 and Year-To-Date 2016, respectively. The decrease in the effective tax rate was primarily a result of tax benefits of $16.5 million for excess stock compensation benefits, due to the Company's adoption of FASB guidance relating to the accounting for share-based payment transactions, as well as the release of a $4.0 million reserve for an uncertain tax position that was resolved during the first quarter of fiscal 2017 compared to a $1.6 million tax benefit recorded for uncertain tax positions during Year-To-Date 2016.
Net income was $94.6 million during Year-To-Date 2017 compared to $68.1 million during Year-To-Date 2016, due to the factors discussed above.  Earnings per diluted share was $5.19 during Year-To-Date 2017 compared to $3.56 per diluted share during Year-To-Date 2016.  This increase in earnings per share is due to the increase in net income, the aforementioned tax benefits for excess stock compensation benefits and a lower weighted average common shares outstanding of approximately 0.9 million, which is the result of our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases.  Our primary uses of cash are working capital requirements, which are principally inventory purchases, and the financing of capital projects, including investments in new systems, and the repurchases of our common stock and payment of dividends.

Our working capital decreased $12.9 million to $262.5 million at October 28, 2017 compared to $275.4 million at October 29, 2016, partially due to the prospective adoption of FASB guidance issued in November 2015 classifying deferred tax assets as noncurrent on the balance sheet. During Year-To-Date 2017, we repurchased approximately 0.8 million shares for approximately $85.4 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.  During Year-To-Date 2016, we repurchased approximately 1.5 million shares for approximately $112.3 million. We also paid cash dividends of $21.1 million and $11.2 million during Year-To-Date 2017 and Year-To-Date 2016, respectively. Subsequent to October 28, 2017 and through November 17, 2017, we repurchased approximately 50 thousand shares for approximately $5.7 million and declared a quarterly cash dividend of $0.40 per share to be paid on January 3, 2018 to shareholders of record on the close of business on December 13, 2017.
Our credit facility provides for borrowings up to the lesser of $250.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At October 28, 2017, we had $56.4 million of outstanding borrowings and $186.6 million available for borrowing. In addition, at October 28, 2017, we had $7.0 million of outstanding letters of credit with an additional $43.0 million available for issuing letters of credit.
As of October 28, 2017, we had $257.7 million of cash and cash equivalents, of which approximately $246.0 million of cash and cash equivalents were held in foreign subsidiaries, of which approximately $133.6 million was in our Canadian subsidiaries, approximately $108.4 million was in our Hong Kong subsidiaries and approximately $4.0 million was in other foreign subsidiaries. As of October 28, 2017, we also had short-term investments of $15.0 million in Hong Kong. Because all of our earnings in our foreign subsidiaries are permanently and fully reinvested, any repatriation of cash from these subsidiaries would require the accrual and payment of U.S. federal and certain state taxes. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, we have concluded it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings. We currently do not intend to repatriate cash from any of these foreign subsidiaries.
We expect to be able to meet our working capital and capital expenditure requirements for the foreseeable future by using our cash on hand, cash flows from operations, and availability under our credit facility.
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

We have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at October 28, 2017 was approximately $0.8 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2017, cash flows provided by operating activities were $129.9 million compared to $125.6 million during Year-To-Date 2016, resulting primarily from operating performance.
During Year-To-Date 2017, cash flows used in investing activities were $4.2 million compared to $61.8 million during Year-To-Date 2016. This change was primarily due to a $34.3 million net redemption of short-term investments into cash and cash equivalents for working capital needs during Year-To-Date 2017 compared to a $35.0 million net purchase of short-term investments during Year-To-Date 2016 partially offset by an $11.4 million increase in capital expenditures.
During Year-To-Date 2017, cash flows used in financing activities were $65.5 million compared to $62.1 million during Year-To-Date 2016.  The increase primarily resulted from borrowings under our revolving credit facility and an increase in cash dividends paid, partially offset by a decrease in purchases of our common stock.
We anticipate that total capital expenditures will be approximately $65 million in fiscal 2017, primarily related to our business transformation initiatives, compared to $35 million in fiscal 2016. Our ability to continue to meet our capital requirements in fiscal 2017 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2017, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
All derivative instruments are presented at gross fair value on the Consolidated Balance Sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of October 28, 2017, we had foreign exchange forward contracts with an aggregate notional amount of $26.1 million and the fair value of the derivative instruments was an asset of $1.6 million.

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

Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of October 28, 2017, we had $56.4 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of October 28, 2017, net assets in Canada and Hong Kong were approximately $135.9 million and $124.2 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $13.6 million and $12.4 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of October 28, 2017, we had approximately $246.0 million of our cash and cash equivalents held in foreign countries, of which approximately $133.6 million was in Canada, approximately $108.4 million was in Hong Kong and approximately $4.0 million was in other foreign countries. As of October 28, 2017, we had short-term investments of $15.0 million held in Hong Kong which are U.S. dollar denominated time deposits with banking institutions in Hong Kong that have six month maturity dates.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2017 net sales could have decreased or increased by approximately $13.1 million and total costs and expenses could have decreased or increased by approximately $15.2 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At October 28, 2017, we had foreign currency denominated receivables and payables, including inter-company balances, of $4.1 million and $4.9 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. As of October 28, 2017, we had foreign exchange forward contracts with an aggregate notional amount of $26.1 million and the fair value of the derivative instruments was an asset of $1.6 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $2.6 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of October 28, 2017. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of October 28, 2017, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

In December 2015, the Company's Board of Directors authorized a $250 Million Share Repurchase Program (the "2015 $250 Million Share Repurchase Program"). Additionally, in March 2017, the Board of Directors authorized a $250 million share repurchase program (the "2017 Share Repurchase Program"). Under the Share Repurchase Programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the programs will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.

The following table provides a month-by-month summary of our share repurchase activity during the Third Quarter 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
7/30/17-8/26/17 (1)	66,591	$105.07	66,039	$298,684
8/27/17-9/30/17 (2)	88,731	110.85	88,731	288,848
10/1/17-10/28/17 (3)	103,899	108.18	103,899	277,608
Total	259,221	$108.30	258,669	$277,608
____________________________________________

(1)
Consists of 552 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 1,476 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Consists of 299 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(3)	Consists of 6,923 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	November 21, 2017	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 21, 2017	By:	/S/ ANURUP PRUTHI
ANURUP PRUTHI
Chief Financial Officer
(Principal Accounting and Financial Officer)