Form 10-K
period 2018-02-03
Childrens Place, Inc.
filed 2018-03-22
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fifty-three weeks ended February 3, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” ”accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting Company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates was $1,816,911,964 at the close of business on July 29, 2017 (the last business day of the registrant's fiscal 2017 second fiscal quarter) based on the closing price of the common stock as reported on the Nasdaq Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, par value $0.10 per share, outstanding at March 16, 2018: 17,224,495.
Documents Incorporated by Reference: Portions of The Children's Place, Inc. Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 2018 are incorporated by reference into Part III.

THE CHILDREN'S PLACE, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FIFTY-THREE WEEKS ENDED FEBRUARY 3, 2018

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
PART I
ITEM 1.-BUSINESS
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children's Place”, “we”, “us”, “our”, and similar terms refer to The Children's Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:

•	Fiscal 2017 - The fifty-three weeks ended February 3, 2018

•	Fiscal 2016 - The fifty-two weeks ended January 28, 2017

•	Fiscal 2015 - The fifty-two weeks ended January 30, 2016

•	Fiscal 2018 - Our next fiscal year representing the fifty-two weeks ending February 2, 2019

•	GAAP - Generally Accepted Accounting Principles

•
Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce store, excluding postage and handling fees.  Store closures in the current fiscal year will be excluded from Comparable Retail Sales beginning in the fiscal quarter in which the store closes.  A store that is closed for a substantial remodel, relocation, or material change in size will be excluded from Comparable Retail Sales for at least 14 months beginning in the fiscal quarter in which the closure occurred.  However, stores that temporarily close will be excluded from Comparable Retail Sales until the store is re-opened for a full fiscal month.

•	SEC - U.S. Securities and Exchange Commission

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

•	CCPSA - Canada Consumer Product Safety Act

•	CPSA - U.S. Consumer Product Safety Act

•	CPSC - U.S. Consumer Products Safety Commission

•	CPSIA - U.S. Consumer Product Safety Improvement Act of 2008
General
The Children's Place, Inc. is the largest pure-play children's specialty apparel retailer in North America. We sell apparel, accessories, footwear, and other items for children. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high quality merchandise at value prices, the substantial majority of which is under the proprietary “The Children's Place”, "Place", and "Baby Place" brand names. Our stores offer a friendly and convenient shopping environment. The Children's Place has differentiated departments and serves the wardrobe needs of girls and boys (sizes 4-16), toddler girls and boys (sizes 12 months-5T) and baby (sizes 0-18 months). Stores are visually merchandised by size segment. Our merchandise is also available online at www.childrensplace.com. Our customers are able to shop online and receive the same merchandise available in our physical stores, in addition to merchandise which is exclusive to our e-commerce site.
The Children's Place was founded in 1969. The Company became publicly traded on the Nasdaq Global Select Market in 1997. As of February 3, 2018, we operated 1,014 stores throughout North America as well as our online store. During Fiscal 2017, we opened two stores and closed 27 stores. During Fiscal 2016, we opened four stores and closed 34 stores. Also, in Fiscal 2017, we continued to expand into international markets through territorial agreements with franchisees, and, in our wholesale business, we continued to add accounts and expand categories and distribution to our customers.
Jane Elfers, our President and Chief Executive Officer, established four key strategic initiatives:

1.
Superior Product - Product is our number one priority. We strive to ensure that we have the right product, in the right channels of distribution, at the right time. In addition to apparel, we offer a full line of accessories and footwear so busy moms can quickly and easily put together head-to-toe outfits. Our design, merchandising, sourcing, and planning teams ensure that our product is trend-right, while at the same time balancing fashion and fashion basics with more frequent, wear-now deliveries.

2.
Business Transformation through Technology - Our business transformation through technology initiative has two key components: inventory management and digital transformation. With respect to inventory management, the implementation of our assortment planning, allocation, replenishment, order planning, and forecasting tools are delivering gross margin and inventory productivity benefits.

With respect to digital transformation, we have developed a customer database and are in the process of developing and implementing a personalized customer contact strategy. Our goal is to deliver dynamic and personalized customer content that will drive increased customer acquisition, retention and engagement, intended to result in increases in incremental sales and profitability. The transformation of our digital capabilities has continued with the deployment of our digital releases during Fiscal 2017. In conjunction with this migration, we launched Buy Online Pick Up In Store ("BOPIS") to our entire U.S. store fleet during Fiscal 2017. We also rolled out ship from store capabilities to certain stores during Fiscal 2017, as well as installed wireless networks and mobile point of sale to substantially all of our U.S. fleet as part of our connected store initiative.

3.
Growth through Alternate Channels of Distribution - We have channels of distribution, in addition to retail stores and e-commerce, including international and wholesale distribution. We continued our international expansion program during Fiscal 2017 with our franchise partners by adding 40 additional international points of distribution (stores, shop in shops, e-commerce site) bringing our total count to 190 points of distribution operating in 19 countries. In our wholesale business, our relationship with Amazon continues to develop with the expansion of our replenishment program and the launch with Amazon Canada for holiday 2017.

4.
Fleet Optimization - We continually evaluate our store fleet as part of our fleet optimization initiative. To improve store productivity, we plan to close approximately 300 stores through fiscal 2020, which includes the 169 stores closed since the announcement of this initiative.

Overlaying these four strategic initiatives is talent. Talent ultimately defines our success, and over the past several years we have built a best-in-class management team. We believe that this talented team is a significant competitive advantage for our Company.
Underlying these growth initiatives is a commitment to operational excellence. The Company’s commitment to operational excellence includes disciplined expense management and a focus on improving store and e-commerce operations, and combined with our finance, compliance, legal and human resources areas, forms the strong base necessary to support our long-term growth initiatives.
Segment Reporting
In accordance with FASB ASC 280--Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S.-based wholesale business. Included in The Children's Place International segment are our Canadian-based stores, revenue from the Company's Canada wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales. The following tables show by segment our net sales and operating income for the past three fiscal years, and total assets as of February 3, 2018 and January 28, 2017:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands)
Net sales:
The Children's Place U.S.	$1,650,620	$1,567,556	$1,518,117
The Children's Place International	219,655	217,760	207,660
Total net sales	$1,870,275	$1,785,316	$1,725,777

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands)
Operating income:
The Children's Place U.S.	$132,152	$113,376	$65,221
The Children's Place International	29,358	34,032	24,859
Total operating income	$161,510	$147,408	$90,080

Operating income as a percent of net sales:
The Children's Place U.S.	8.0%	7.2%	4.3%
The Children's Place International	13.4%	15.6%	12.0%
Total operating income as a percent of net sales	8.6%	8.3%	5.2%

	February 3, 2018	January 28, 2017
	(In thousands)
Total assets:
The Children's Place U.S.	$750,670	$735,953
The Children's Place International	189,558	174,546
Total assets	$940,228	$910,499
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
Merchandising Strategy
Our merchandising strategy is to offer a compelling and coordinated assortment of apparel, footwear, accessories, and other items for children that encourage our customers to purchase head to toe outfitting for their children. We assort our deliveries by season and flow new product to our stores monthly.

High Quality and Value Pricing
We believe that offering high quality, trend right, age appropriate merchandise under “The Children's Place”, "Place", and "Baby Place" brand names at value prices is our competitive advantage. We design and merchandise our branded apparel, footwear, and accessories to offer a compelling value to our customers.
Brand Image
We focus on strengthening our brand image and customer loyalty by:

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
Low-Cost Global Sourcing
We design, source and contract to manufacture the substantial majority of The Children's Place branded products. We believe that this is essential to assuring the consistency and quality of our merchandise, as well as our ability to deliver value to our customers. We have strong relationships with our most important vendors. Through these relationships and our extensive knowledge of low cost sourcing on a global scale, we are able to offer our customers high-quality products at value prices. We maintain a network of sourcing offices globally in order to manage our vendors efficiently and respond to changing business needs effectively. Our sourcing offices in Hong Kong, China, India, Bangladesh, Vietnam, Indonesia, and Ethiopia, and contract associates in greater Africa, Cambodia, and other countries in which we source products, give us access to a wide range of vendors and allow us to work to maintain and/or reduce our merchandise costs by capitalizing on new sourcing opportunities while maintaining our product quality.
Merchandising Process
The strong collaboration between our experienced cross functional teams in design, merchandising, sourcing and planning have enabled us to build our brand.
Design
The design team gathers information from trends, color services, research and trade shows.
Merchandising
Each quarter, we develop seasonal merchandising strategies.
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
Production, Quality Assurance and Social Compliance
During Fiscal 2017, we engaged independent contract vendors located primarily in greater Asia and Africa. We continue to pursue global sourcing opportunities to support our inventory needs and to seek to reduce merchandise costs. We contract for the manufacture of the substantial majority of the products we sell. We do not own or operate any manufacturing facilities.
During Fiscal 2017, we purchased 100% of our total merchandise directly without the aid of any third party commissioned buying agents. We source from a well-diversified network of manufacturing partners including approximately 19% of our total goods from China, approximately 17% from Bangladesh, approximately 13% from Vietnam, approximately 12% from Indonesia and approximately 11% from India. No other country accounted for 10% or more of our production.
In addition to our quality assurance procedures, we conduct a responsible sourcing program that seeks to protect our company and enhance our brand by providing guidance in-line with industry standards to our global vendors in their efforts to provide safe and appropriate working conditions for their employees. These efforts are part of an ongoing process to encourage the continued improvement by our vendors of factory working conditions, and ultimately, the lives of their employees who make our product. This is achieved through encouraging our vendors to comply with local legal regulations, as well as industry standards, and socially responsible business practices. The components of our program are as follows:

•
Vendor Code of Conduct - By formally acknowledging and agreeing to our code of conduct, our vendors affirm their commitment to integrate compliance with local law and industry standards into their manufacturing and sourcing practices. Topics covered by these standards include child labor, involuntary or forced labor, slavery and human trafficking, coercion or harassment, discrimination, health and safety, transparency and integrity, compensation, working hours, freedom of association, environment, unauthorized subcontracting, security practices, and undue influence of independent auditors.

•
Ongoing Auditing Program - We administer a factory auditing program staffed by our internal quality assurance and responsible sourcing teams and/or professional third party auditors, who visit factory locations at least once a year on average to provide insight into general factory working conditions and other production characteristics in all factories that manufacture The Children's Place products. With this information, we can understand factories’ challenges, help the factories identify non-compliance with industry standards, and offer guidance on corrective action plans for the factories to achieve better compliance. All factories that are approved for The Children’s Place production must undergo technical capabilities and social compliance audits prior to any orders being placed and at least once annually thereafter.

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

•
Vendor Factory Engagement - Our responsible sourcing team provides guidance and training to vendors and factories in order to help vendors and factories improve compliance with industry standards and local laws. Our goal is to serve as a resource for vendors and factories as they develop and strengthen their capabilities to better manage the working conditions of their employees.

•
Worker Well Being Programs - The Company’s global responsible sourcing activities involve the Company’s third party factories who manufacture the Company’s merchandise. These vendors’ workforce is predominantly women who work in factories in underdeveloped countries in greater Asia and Africa. In addition to its auditing activities concerning local laws and ethical business practices, worker health and welfare, working conditions, safety, rights of association and other practices at factories, in recent times, the Company’s commitment to responsible sourcing activities has evolved beyond a compliance-based approach to a more holistic view, focusing not only on compliance, but also on worker training and education. This is accomplished through the sponsorship of workplace programs conducted by international organizations such as BSR’s HERproject, Care International, the ILO’s BetterWork program, The Center for Child Rights and Corporate Responsibility, and others. These programs promote health, nutrition, hygiene, gender equality, child care training, money management and other life-needs.

Additionally, under our responsible sourcing program, we monitor changes in local laws and other conditions (e.g., worker safety, workers' right of association, and political and social instability) in the countries from which we source in order to identify and assess potential risks to our sourcing capabilities.
Company Stores
The following section highlights various store information for The Children's Place operated stores as of February 3, 2018.
Existing Stores
As of February 3, 2018, we operated a total of 1,014 The Children's Place stores in the United States, Canada and Puerto Rico, most of which are clustered in and around major metropolitan areas and our stores at www.childrensplace.com. In addition, our seven international partners operated 190 international points of distribution in 19 countries. We operate 622 stores located in malls, 214 in strip centers, 139 in outlet centers, and 39 in street locations. The following table sets forth the number of stores in the U.S., Puerto Rico and Canada as of the current and prior fiscal year end:

	Number of Stores
Location	February 3, 2018	January 28, 2017
United States	878	899
Canada	128	129
Puerto Rico	8	11
Total Stores	1,014	1,039
Store Concepts
At The Children's Place, our store concepts consist of multiple formats ranging in size from 4,100 to 7,100 square feet, which have evolved over time in response to market trends, and are strategically placed within each market.  We try to create an open and brightly lit environment for customers.  Our stores typically feature white fixtures to ensure the product is the focal point, using color to brand and create shop identifiers.
Fleet Optimization
As part of our store fleet optimization initiative, we plan to close approximately 300 stores through fiscal 2020, which includes the 169 stores closed since the announcement of this initiative. Over the past five fiscal years, we have reduced our total store square footage from 5.2 million to 4.7 million. These closures are resulting in improved profitability and operating margin accretion due to sales transfer, low cost of exit, and the elimination of the underperforming locations. In those markets where we have closed stores, we are seeing the neighboring stores along with the e-commerce business become more productive from both a Comparable Retail Sales and profitability perspective. These results further our commitment to continue to execute this optimization program while dramatically slowing down new store openings.
We continuously review the performance of our store fleet. We base our decisions to open, close or remodel stores on a variety of factors, including lease terms, landlord negotiations, market dynamics, and projected financial performance. When assessing whether to close a store, we also consider remaining lease life and current financial performance.
E-commerce Sales
Our U.S. and International segments each include an e-commerce business located at www.childrensplace.com and digital growth remains one of our top strategic priorities. We are committed to delivering a best in class, end-to-end user experience including product assortment and website operation, fulfillment, and customer service. We are further committed to delivering these experiences to our customers when, where and how they are looking to access the brand, accounting for cross-channel behavior, growth of mobile devices, and the growing interest in our brand from international consumers. As such, we will continue to make required investments in back-end infrastructure, as well as front-end technology to deliver on this commitment. We believe that the critical investments made in areas such as e-commerce infrastructure and mobile optimization as well as additional front-end website features have improved our customers' experience.
International Franchises and Wholesale
We continued our international expansion program with our franchise partners adding 40 additional international points of distribution (stores, shop in shops, e-commerce site), during Fiscal 2017 bringing our total count to 190 points of distribution operating in 19 countries. We generate revenues from our franchisees from the sale of products and sales royalties. In our wholesale business, our relationship with Amazon continues to develop with the expansion of our replenishment program and the launch with Amazon Canada for holiday 2017.
Store Operations
The Children's Place U.S. store operations are organized by geographical region. We have a centralized store operations function within our corporate offices who oversee our operations of both Place and Outlet stores and to whom group, zone, and regional directors report. A regional director oversees a number of district managers residing within each region. Our stores are staffed by store managers and full-time and part-time sales associates, with additional temporary associates hired to support seasonal needs. Our store managers spend a high percentage of their time on the store's selling floor providing direction, motivation, and development to store personnel. To maximize selling productivity, our teams emphasize greeting, replenishment, presentation standards, procedures, and controls. In order to motivate our store management, we offer a monthly incentive compensation plan that awards bonuses for achieving certain financial goals.

Seasonality
Our business is subject to seasonal influences, with heavier concentrations of sales during the back-to-school and holiday seasons. Our first fiscal quarter results are dependent upon sales during the period leading up to the Easter holiday, third fiscal quarter results are dependent upon back-to-school sales, and our fourth fiscal quarter results are dependent upon sales during the holiday season. The business is also subject to shifts due to unseasonable weather conditions. The following table shows the quarterly distribution, as a percentage of the full year, of net sales and operating income (loss):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Quarterly net sales as a percentage of full year
Fiscal 2017	23.3%	20.0%	26.2%	30.5%
Fiscal 2016	23.5%	20.8%	26.5%	29.2%

Quarterly operating income (loss) as a percentage of full year
Fiscal 2017	26.2%	2.0%	39.7%	32.1%
Fiscal 2016	26.9%	(2.0)%	42.1%	33.0%

For more information regarding the seasonality of our business, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results and Seasonality.
Marketing
The Children's Place is a well-recognized brand, with a trend-right offering and a compelling value proposition. Our direct marketing program utilizes both on and off-line channels.
During the third quarter of Fiscal 2016, we re-launched our customer loyalty program in conjunction with our new private label credit card program. At the end of Fiscal 2017, our MyPLACE Rewards loyalty program had approximately 9.4 million members who accounted for approximately 76% of sales. Our private label credit card is issued to our customers for use exclusively at The Children's Place stores and online at www.childrensplace.com, and credit is extended to such customers through a third-party financial institution on a non-recourse basis to us. Approximately 18% of our net sales during Fiscal 2017 were transacted using our private label credit card. We promote affinity and loyalty through our marketing programs by utilizing specialized incentive programs.
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
Competition
The children's apparel, footwear, and accessories retail markets are highly competitive. Our primary competitors are specialty stores and mass merchandisers, including Target Corporation and GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Justice (a division of The Ascena Retail Group, Inc.), Carter's, Inc., J.C. Penney Company, Inc., Kohl's Corporation and other department stores, as well as other discount stores such as Walmart Stores, Inc. We also compete with regional retail chains, catalog companies, and e-commerce retailers. One or more of our competitors are present in substantially all of the areas in which we have stores.
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

Government Regulation
We are subject to extensive federal, state, provincial, and local laws and regulations affecting our business, including product testing and safety, consumer protection, privacy, truth-in-advertising, accessibility, customs, wage and hour laws and regulations, and zoning and occupancy ordinances that regulate retailers generally and/or govern the promotion and sale of merchandise and the operation of retail stores and e-commerce sites.  We also are subject to similar international laws and regulations affecting our business. We believe that we are in material compliance with these laws and regulations.

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
Employees
As of February 3, 2018, we had approximately 15,800 employees, approximately 1,700 of whom were based at our corporate offices and distribution centers. Approximately 2,100 were full-time store employees and approximately 12,000 were part-time and seasonal store employees. None of our employees are covered by a collective bargaining agreement.
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
Numerous factors affect our Comparable Retail Sales and quarterly financial results, including unseasonable weather conditions, merchandise assortment and product acceptance, the retail price of our merchandise, fashion trends, mall traffic, number of visits to our e-commerce site, as well as related conversion, economic conditions in general and the retail sales environment in particular, calendar shifts of holidays or seasonal periods, birth rate fluctuations, timing or extent of promotional events by our Company or by competitors and other competitive factors, fluctuations in currency exchange rates, macro-economic conditions and our success in executing our business strategies.

Unseasonable weather, for example, warm weather in the winter or cold weather in the spring over an extended period of time, or the occurrence of frequent or severe storms, may adversely affect our sales and therefore our Comparable Retail Sales. The nature of our target customer heightens the effects of unseasonable weather on our sales. Our target customer is a value conscious, lower to middle income mother buying for infants and children primarily based on need rather than based on fashion, trend or impulse. Therefore, for example, our target customer may not purchase warm weather spring clothing during an extended period of unseasonably cold weather occurring in what otherwise should be warmer weather months.
Our Comparable Retail Sales and quarterly results have fluctuated significantly in the past due to the factors cited above, and we anticipate that they may continue to fluctuate in the future, particularly in the highly competitive retail environment in which we operate, which may result in declines or delays in consumer spending. The investment and analyst community follows Comparable Retail Sales and quarterly results closely and fluctuations in these results, or the failure of our results to meet our publicly announced guidance concerning Comparable Retail Sales, earnings per share, and other financial metrics or our investors’ or analysts’ expectations, may have a significant adverse effect on the price of our common stock.
We may not be able to successfully execute our business strategies.
Our strategic initiatives involve a focus on delivering product of a quality and value that resonates with our customers, the transformation of our business systems, including to augment our digital and omni-channel capabilities, align and upgrade our distribution and logistics operations, to optimize our inventory buys and allocations, to expand our channels of distribution and geographical coverage, and to optimize our North American retail store fleet. Our failure to properly execute our plans, delays in executing our plans or failure to identify alternative strategies could have a material adverse effect on our financial position, results of operations, and cash flows.
During Fiscal 2018, we will continue to implement and refine our business systems transformation initiatives designed to increase sales and profitability. Our business transformation through technology initiative has two key components: inventory management and digital transformation. With respect to inventory management, the tools we have implemented are delivering gross margin and inventory productivity benefits, and although there can be no assurances, we expect that additional tools and the refinement of existing tools will continue to do the same. With respect to digital transformation, we are in the process of developing and implementing a personalized customer contact strategy. These initiatives require the execution of complex projects involving significant systems and operational changes, which place considerable demands on our management and our information and other systems. Our ability to successfully implement and capitalize on these projects is dependent on management’s ability to manage these projects effectively and implement and operate them successfully, without adversely affecting the subject and/or other systems, and on our employees’ ability to affect the required operational changes. If we fail to implement these projects effectively, including aligning them with our distribution and logistics operations, we experience significant delay or cost overruns or the necessary operational changes are not affected properly, we may not realize the return on our investments that we anticipate, we may adversely affect the operation of other systems, and our business, financial position, operating results, and cash flows could be materially adversely affected.
During Fiscal 2018, we plan to drive additional growth through our international and wholesale distribution channels. Consumer demand, behavior, taste and purchasing trends, as well as economic and political stability may differ in international markets and/or in the distribution channels through which our wholesale customers sell products and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may also face difficulties integrating foreign business operations and/or wholesaling operations with our current sourcing, distribution, information technology systems and other operations. Any of these challenges could hinder our success in new markets or new distribution channels. There can be no assurance that we will successfully complete any planned expansion or that any new business will be profitable or meet our expectations.
During Fiscal 2018, we will continue our store fleet optimization program, which is intended to increase the profitability of our existing retail store fleet. Currently, it is planned that this program will close approximately 300 retail stores through fiscal 2020, which includes the 169 retail stores closed between fiscal 2013 and Fiscal 2017. Failure to properly identify or measure underperforming retail stores, failure to achieve anticipated sales transfer rates from closed stores to remaining retail stores and/or e-commerce sales, and failure to properly identify and analyze customer segmentation and spending patterns could have a material adverse effect on our financial position, results of operations and cash flows. In addition, pursuant to generally accepted accounting principles, we are required to recognize an impairment charge when circumstances indicate that the carrying value of long-lived assets may not be recoverable. If a determination is made that the asset’s carrying value of a long-lived asset is not recoverable over its estimated useful life, the asset is written down to its estimated fair value.
Any of the above risks, individually or in aggregation, could have a material adverse effect on our financial position, results of operations, and cash flows.

A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could materially adversely affect our business.
As part of normal operations, we and our third-party vendors and partners, receive and maintain confidential and personally identifiable information about our customers and employees, and confidential financial, intellectual property, and other information. We regard the protection of our customer, employee, and company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing requirements some of which involve significant costs to implement and significant penalties if not followed properly. Despite our efforts and technology to secure our computer network and systems, a cybersecurity breach, whether targeted, random, or inadvertent, and whether at the hands of cyber criminals, hackers, rogue employees or other persons, may occur and could go undetected for a period of time, resulting in a material disruption of our computer network, a loss of information valuable to our business, including without limitation customer or employee personally identifiable information, and/or theft.   A similar breach to the computer networks and systems of our third-party vendors and partners, including those that are cloud-based, over which we have no control may occur, leading to a material disruption of our computer network and/or the areas of our business dependent on the support, services and other products provided by our third-party vendors and partners which may be adversely affected by such breach, a decrease in e-commerce sales and/or a loss of information valuable to our business, including without limitation customer or employee personally identifiable information. Such a cyber-incident could result in any of the following:

•theft, destruction, loss, misappropriation, or release of confidential financial and other data, intellectual property, customer awards or loyalty points, or customer or employee information, including personally identifiable information such as payment card information, email addresses, passwords, social security numbers, home addresses, or health information;

•operational or business delays resulting from the disruption of our e-commerce site, computer network or the computer networks of our third-party vendors and partners and subsequent material clean-up and mitigation costs and activities;

•negative publicity resulting in material reputation or brand damage with our customers, vendors, third-party partners or industry peers;

•loss of sales, including those generated through our e-commerce website; and

•governmental penalties, fines and/or enforcement actions, payment and industry penalties and fines and /or class action and other lawsuits.
Our systems and procedures are required to meet the Payment Card Industry ("PCI") data security standards, which require periodic audits by independent third parties to assess compliance. Failure to comply with the security requirements or rectify a security issue may result in substantial fines and the imposition of material restrictions on our ability to accept payment by credit or debit cards. There can be no assurance that we will be able to satisfy PCI security standards or to identify security issues in a timely fashion. In addition, PCI are controlled by a limited number of vendors who have the ability to impose changes in PCI's fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses.
Any of the above risks, individually or in aggregation, could materially damage our reputation and result in lost sales, governmental and payment card industry fines, and/or class action and other lawsuits, which in turn could have a material adverse effect on our financial position, results of operations, and cash flows. Although we carry cybersecurity insurance, in the event of a cyber-incident, that insurance may not be extensive enough or adequate in scope of coverage or amount to reimburse us for damages we may incur. Further, a significant breach of federal, state, provincial, local or international privacy laws could have a material adverse effect on our reputation, financial position, results of operations, and cash flows.
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
The successful operation of our e-commerce business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and our fulfillment operations, and on our ability to provide a shopping experience that will generate orders and return visits to our site, including by updating our e-commerce platform to stay abreast of changing consumer shopping habits such as the significantly increased use of mobile devices and apps to shop online. Risks associated with our e-commerce business include:

•risks associated with the failure of the computer systems that operate our website include, among others, inadequate system capacity, security breaches, computer viruses, human error, changes in programming, failure of system upgrades, or unintended disruptions occasioned as a result of such upgrades, or migration of these services to new systems;

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

•negative reviews on social media;

•liability for online advertising and content; and

•consumer privacy and information security concerns and regulation.
Problems in any one or more of these areas could have a material adverse effect on our financial position, results of operations and cash flows, and could damage our reputation and brand.
We have a single corporate headquarters, a single distribution center serving the U.S., a single distribution center serving Canada and a single third-party warehouse provider serving the majority of shipments for our international franchise partners. Damage to, or a prolonged interruption of operations at, any of these facilities could have a material adverse effect on our business.
Our U.S. corporate headquarters is located in Secaucus, New Jersey. Our U.S. distribution center is located in Fort Payne, Alabama. This facility handles all of our warehousing and store fulfillment activities in the U.S., as well as the fulfillment of all of our e-commerce orders in the U.S. Our Canadian distribution center is located in Mississauga, Ontario. We also use a third-party provider, also located in Mississauga, to support our Canadian e-commerce operations. These Ontario facilities handle all of our warehousing, and store and e-commerce fulfillment activities in Canada. Our international franchise partners receive the vast majority of shipments of merchandise from our third-party warehouse provider located in greater Asia. On occasion, we may utilize additional facilities to support our seasonal warehousing needs. Damage to, or prolonged interruption of operations at, any of these facilities due to a work stoppage, weather conditions such as a tornado, hurricane or flood, other natural disaster, fire, or other event could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
A material disruption in, failure of, inability to upgrade, or inability to properly implement disaster recovery plans for, our information technology or other business systems could materially adversely affect our business, financial position or results of operations and cash flows.
We rely heavily on various information and other business systems to manage our complex operations, including our online business, management of our global supply chain, merchandise assortment planning, inventory allocation and replenishment, order management, warehousing, distribution and shipping activities, point-of-sale processing in our stores, including credit and debit card processing, gift cards, our private label credit card, our customer loyalty program, and various other processes and transactions. We continue to evaluate and implement upgrades and changes to our information technology ("IT") and other business systems.
Implementing upgrades and changes to our IT and other business systems carries substantial risk, including failure to operate as designed, failure to properly integrate with, or disruption of, other systems, potential loss of data or information, cost overruns, implementation delays, disruption of operations, inability to properly train associates on new processes, inability to properly direct change management, failure to implement appropriate security, disaster recovery or business continuity measures, lower customer satisfaction resulting in lost customers or sales, inability to deliver the optimal level of merchandise to our stores in a timely manner, inventory shortages, inventory levels in excess of customer demand, inability to meet the demands of our international franchise partners or our wholesale and retail customers, and the inability to meet financial, regulatory, and other reporting requirements. There is no assurance that a successfully implemented system will deliver or continue to deliver any anticipated sales or margin improvements or other benefits to us.
Further, disruptions or malfunctions affecting our current or new information or other business systems could cause critical information upon which we rely to be lost, delayed, unreliable, corrupted, insufficient, or inaccessible.
We continue to focus on the implementation of IT disaster recovery and/or implementation of high availability readiness with regard to our e-commerce, finance, reporting, logistics, store operations, merchandising, sourcing, and other key systems in order to protect against the loss or corruption of critical data. There can be no assurance that we will be successful in implementing the appropriate disaster recovery plans or high availability readiness to protect against such loss or corruption. The failure to do so could have a material adverse effect on our financial position, results of operations, and cash flows.
Risks associated with our information technology and other business systems include:

•risks associated with the failure or disruption of our information technology and other business systems due to inadequate system capacity, security breaches, computer viruses, human error, changes in programming, failure of third-parties to continue to support older systems, system upgrades or migration of these services to new systems;

•inadequacy of disaster recovery processes and the failure to align these processes with business continuity plans;

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
We also rely on third-party vendors and outsourcing partners to design, program, implement, maintain and service our existing and planned information systems, including those operated through cloud-based technology. Any failures of these vendors to properly deliver their services in a timely fashion, any determination by those vendors to stop supporting certain systems or components, or any failure of these vendors to protect our competitively sensitive data, or the personal data of our customers or employees, or to prevent the authorized access to, or corruption of, such data, whether in their possession, through our information systems or cloud-based technology utilized by us, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We depend on our relationships with unaffiliated manufacturers, transportation companies, and independent agents. Our inability to maintain relationships with any of these entities, or the disruption to or failure of any of their businesses, could materially adversely affect our business and results of operations.
We do not own or operate any manufacturing facilities, and therefore, are dependent upon independent third parties for the manufacture of all of our products. The vast majority of our products are currently manufactured to our specifications, pursuant to purchase orders, by independent manufacturers located primarily in greater Asia and Africa. We have no exclusive or long-term contracts with our manufacturers. We compete with other companies for manufacturing facilities, many of which have greater financial resources than we have or pay a higher unit price than we do. If an existing manufacturer of merchandise must be replaced for any reason, we will have to find alternative sources of manufacturing or increase purchases from our other third-party manufacturers, and there is no assurance we will be able to do so or do so on terms that are acceptable to us.
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
The failure of our third-party manufacturers, which we do not control, to adhere to local law, and industry standards and practices generally accepted as ethical in the United States in the areas of worker safety (e.g. fire safety and building codes), worker rights of association, and social compliance and health and welfare, could result in accidents and practices that cause material disruptions or delays in production or delivery and/or material harm to our reputation, either of which could have a materially adverse effect on our business, financial position, results of operations, and cash flows.
Our merchandise is shipped directly from manufacturers through third party logistics providers to our distribution and fulfillment centers, and in turn, to our stores, our e-commerce customers and our international franchise partners and wholesale customers. Our operating results depend in material part on the orderly, timely and accurate operation of our shipping, receiving and distribution process, which depends, in part, on our manufacturers' adherence to shipping schedules and our third-party providers’ effective management of our domestic and international shipping functions, distribution facilities and capacity.
Furthermore, it is possible that events beyond our control, such as political or social unrest, labor dispute, cybersecurity events affecting our unaffiliated manufacturers, transportation companies or independent agents, a terrorist or similar act, military action, strike, weather patterns, natural disasters, government spending cuts or other disruption impacting the countries that we source from, could result in delays or disruptions in the production and/or delivery of merchandise to our distribution centers or our stores, international franchise partners and wholesale customers, or the fulfillment of e-commerce orders to our customers, or require us to incur substantial additional costs in air freight to ensure timely delivery. Any such event could have a material adverse effect on our business, financial position, results of operations, and cash flows.
If our agents, principal manufacturers or freight operators experience negative financial consequences, our inability to use or find substitute providers to support our manufacturing and distribution needs in a timely manner could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Because we purchase our products internationally and from unaffiliated manufacturers, our business is subject to risks associated with international business, the lack of control of independent manufacturers and reliance on imported products.
Virtually all of our merchandise is purchased from foreign suppliers. As a result, we are subject to various risks of doing business in foreign markets and importing merchandise from abroad, including from less politically or socially stable and/or less developed countries, such as:

•new tariffs or imposition of duties, taxes, and other charges on or costs of relying on imports;

•foreign governmental regulations, including but not limited to changing requirements in course of dealing with regard to product safety, product testing, environmental matters, employment, taxation, and language preference;

•the failure of an unaffiliated manufacturer to comply with local laws or industry standards or ethical business practices, including concerning labor, health and safety, and environmental matters;

•financial, political, or societal instability;

•the rising cost of doing business in particular countries, including China;

•fluctuation of the U.S. dollar against foreign currencies;

•pressure from non-governmental organizations;

•customer acceptance of foreign produced merchandise;

•developing countries with less or inadequate infrastructure;

•new legislation relating to import quotas or other restrictions that may limit the import of our merchandise;

•changes to, or repeal of, trade agreements, and/or trade legislation;

•significant delays in the transportation and delivery of cargo due to port security considerations, political unrest, weather conditions or cyber-security events;

•disruption of imports by labor disputes and local business practices;

•regulations under the United States Foreign Corrupt Practices Act; and

•increased cost of transportation.
In an attempt to mitigate the above risks within any one country, we maintain relationships with many manufacturers in various countries. We cannot predict the effect that this, or the other factors noted above, in any country from which we import products could have on our business. If any of these factors rendered the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources ceased doing business with us or we cease doing business with them for any reason and we were unable to find alternative sources of supply, we could experience a material adverse effect on our business, financial position, results of operations, and cash flows.
Our vendor guidelines and code of conduct promote compliance with applicable law and industry standards and ethical business practices. We monitor our vendor’s practices; however, we do not control these independent manufacturers, their labor practices, their health and safety practices, the physical condition of their factories, the integrity of their information or other business systems, or from where they buy their raw materials. Any violation of labor, health, environmental, safety (e.g. fire or building codes), or other laws, or any deviation of adherence to industry standards, by any of the independent manufacturers we use or any divergence of an independent manufacturer's labor and other practices from standards generally accepted as ethical in the United States and Canada could materially damage our reputation and could have a material adverse effect on our business, financial position, results of operations, and cash flows.
The recently enacted federal tax legislation will have a material effect on our results of operations, financial condition, and cash flow. Other legislative, regulatory and other actions which might be taken by the current Presidential administration or U.S. Congress are unpredictable and could have unforeseen consequences having a material adverse effect on our business.
On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act significantly effects U.S. corporate taxation. The major implementation provisions of the Tax Act include a one-time transition tax on earnings and profits of foreign subsidiaries that were previously tax deferred and the revaluation of deferred assets and liabilities. As permitted by Staff Accounting Bulletin No. 118 ("SAB 118"), which allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts, we have recorded provisional amounts for items that can be reasonably estimated at this time. Other provisions of the Tax Act include a reduction in the U.S. corporate tax rate, certain provisions to broaden the U.S. tax base, including the elimination of the tax deductibility of certain executive performance-based compensation, imposition of a minimum tax on income earned by foreign subsidiaries, and an incentive to encourage the repatriation of foreign sourced income. While the Company will continue to analyze the Tax Act to determine the full effects of the new law on our financial statements and operations, the impact of the Tax Act may differ from our provisional amounts noted above, possibly materially, due to, among other things, changes in interpretations and assumptions the Company makes, guidance that may be issued, and actions the Company may take as a result of the Tax Act. These effects could have a material adverse effect on our business, results of operation, financial condition, and cash flow.
In addition, other legislative, regulatory and other actions continue to be unpredictable and could have unforeseen consequences having a material adverse effect on our business, financial position, results of operations, and cash flows.
We may experience disruptions at ports used to export or import our products from Asia, Africa, and other regions.
We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are exported or imported, we and our vendors may have to ship some or all of our products from Asia, Africa, and other regions by air freight or to alternative shipping destinations in the United States. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be materially reduced. Similarly, shipping to alternative destinations in the United States could lead to significantly increased costs for our products. A disruption at ports (domestic or abroad) through which our products are exported or imported could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We may suffer material adverse business consequences if we are unable to anticipate, identify and respond to merchandise trends, marketing and promotional trends, changes in technology, or customer shopping patterns.
The apparel industry is subject to rapidly changing fashion trends and shifting consumer preferences. Our success depends in material part on the ability of our design and merchandising teams to anticipate and respond to these changes and our global sourcing team to source from vendors that produce merchandise which has a compelling quality and value proposition for our customers. Our design, manufacturing, and sourcing process generally takes up to one year, during which time fashion trends and consumer preferences may further change. If we miscalculate either the demand for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average gross margin, or below cost, which could have a material adverse effect on our financial position, results of operation, and cash flows. Further, our failure to develop and implement successful customer marketing programs, including loyalty and private label credit card programs, could have a material adverse effect on our financial position, results of operation, and cash flows.
Fluctuations in the prices of raw materials, labor, energy and services could result in increased product and/or delivery costs.
Increases in the price of raw materials, including cotton and other materials used in the production of fabric, clothing, footwear, and accessories, as well as volatility and increases in labor (including increases in minimum wage as a result of change in laws), energy, shipping, distribution, and other costs, could result in significant increases in operating costs, as well as cost increases for our products and their distribution to our distribution centers, retail locations, international franchise partners and wholesale and retail customers. To the extent we are unable to offset any such increased costs through value engineering or price increases, such increased costs could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

Our success depends upon the service and capabilities of our management team. Changes in management or in our organizational structure, particularly in the most senior positions, or inadequate or ineffective management, could have a material adverse effect on our business.
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

The highly concentrated nature of our stock holdings could facilitate the approval by stockholders of proposals which are contrary to positions supported by our Board of Directors or management.
The top holders of our common stock are predominately large multi-national financial institutions. The top ten institutional holders own approximately 53% of our outstanding shares of common stock. These holdings would permit these institutions to approve proposals submitted to the vote of stockholders, which are contrary to positions supported by our Board of Directors or management.
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
The children's apparel retail market is highly competitive and we face heightened price and promotional competition. We compete in substantially all of our markets with Target Corporation and GapKids, babyGap and Old Navy (each of which is a division of The Gap, Inc.), The Gymboree Corporation, Justice (a division of The Ascena Retail Group, Inc.), Carter's, Inc., J.C. Penney Company, Inc., Kohl's Corporation and other department stores, as well as other discount stores such as Walmart Stores, Inc. We also compete with a wide variety of specialty stores, other national and regional retail chains, catalog companies and e-commerce retailers. One or more of our competitors are present in virtually all of the areas in which we have stores. E-commerce only retailers generally do not incur the geographical limitations suffered by traditional brick and mortar stores, giving e-commerce only retailers a competitive advantage to and imposing significant pricing pressure on brick and mortar stores. In addition, while we view our business as a single omni-channel business, our e-commerce store may divert sales from our brick and mortar stores. Many of our competitors are larger than us and have access to significantly greater financial, marketing, and other resources than we have. Increased competition, increased promotional activity, and continuing economic pressure on value seeking consumers could also materially adversely impact our ability to compete successfully. We may not be able to continue to compete successfully against existing or future competition.
We may be unable to protect our trademarks and other intellectual property rights.
We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis, including in the countries in which we have business operations or plan to have business operations, including through foreign franchise partners. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks in the United States or Canada. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Also, others may assert proprietary rights in our intellectual property, or may assert that we are engaging in activities that infringe on their own intellectual property, and we may not be able to successfully resolve these types of claims, any of which could have a negative impact on our business, financial position, results of operations, and cash flows. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States and we may not be successful in attaining our trademarks in foreign countries where we plan to conduct business.
Because certain of our subsidiaries operate outside of the United States, some of our revenues, product costs and other expenses are subject to foreign economic and currency risks.
We have store operations in Canada and sourcing operations in various locations in greater Asia, primarily Hong Kong, as well as greater Africa, and we have plans to continue to expand our store operations internationally primarily through franchises.
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

We depend on generating sufficient cash flows, together with our existing cash balances and availability under our credit facility, to fund our ongoing operations, capital expenditures, debt service requirements, and share repurchase program as well as payment of dividends.
Our ability to fund our ongoing operations, planned capital expenditures, share repurchase programs, payment of dividends, and debt service requirements will depend on our ability to generate cash flows. Our cash flows are dependent on many factors, including:

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
A wide variety of factors can cause a decline in consumer confidence and spending which could have a material adverse effect on the apparel industry and our operating results.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary and weak economic periods and also may decline at other times. This is particularly true with our target customer who is a value conscious, lower to middle income mother buying for infants and children based on need rather than based on fashion, trend or impulse. High unemployment levels, increases in tax rates, declines in real estate values, availability of credit volatility in the global financial markets and the overall level of consumer confidence have negatively impacted the level of consumer spending for discretionary items. This has and continues to adversely affect our business as it is dependent on consumer demand for our products. In North America, we have experienced a decrease in customer traffic, including at shopping malls, and a highly promotional environment. If the current macroeconomic environment stalls or deteriorates, there will likely be a negative effect on our revenues, operating margins, and earnings which could materially adversely affect our financial position, results of operations, and cash flows.
In addition to the economic environment, there are a number of other factors that could contribute to reduced customer traffic and/or reduced levels of consumer confidence and spending, such as actual or potential terrorist acts, including domestic terrorism, natural disasters, severe weather, or political disruption. These occurrences create significant instability and uncertainty in the United States and elsewhere in the world, causing consumers to defer purchases or to not shop in retail stores in shopping malls, or preventing our suppliers and service providers from providing required products, services or materials to us. These factors could materially adversely affect our financial position, results of operations, and cash flows.
Our profitability may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, the highly promotional retail environment, and changes in consumer demand. If these factors cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, our profitability could decline. This could have a material adverse effect on our financial position, results of operations, and cash flows.

Our failure to comply with federal, state or local law, and litigation involving such laws, or changes in such laws, could materially increase our expenses and expose us to legal risks and liability.
If we fail to comply with applicable laws and regulations, particularly wage and hour, accessibility, privacy and information security, product safety, and pricing, advertising and marketing laws, we could be subject to legal and reputational risk, government enforcement action and class action civil litigation, which could have a material adverse effect on our financial position, results of operations and cash flows. Changes in regulation and how regulations are enforced, such as taxes, privacy and information security, product safety, trade, consumer credit, pricing, advertising, and marketing, healthcare or environmental protection, among others, could cause our expenses to increase, margins to decrease or tax deductible expenses to decrease. Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could materially adversely affect our effective tax rate and/or subject us to significant penalties and interest.
Legislative or regulatory changes that impact our relationship with our workforce, such as minimum wage requirements or overtime regulation and other wage and hour regulations, could increase our expenses and adversely affect our operations. None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various locations. There is no assurance that our employees will not unionize in the future.
Legal and regulatory actions are inherent in our business and could materially adversely affect our results of operations or financial position or harm our businesses or reputation.
We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Some of these proceedings have been, and in the future may be, brought on behalf of various alleged classes of complainants. The plaintiffs may seek large and/or indeterminate amounts, including treble, punitive, or exemplary damages in these proceedings. Substantial legal liability could have a material adverse effect on our business, financial position, results of operations, and cash flows or cause us material reputational harm, which in turn could materially harm our business prospects.
Our litigation and regulatory enforcement and other matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory and enforcement matters may prove to be inadequate. Litigation and regulatory and enforcement matters could materially adversely affect our financial position, results of operations and cash flows. In light of the unpredictability of our litigation and regulatory and enforcement matters, it is also possible that in certain cases an ultimately unfavorable resolution of one or more pending litigation or regulatory and enforcement matters could have a material adverse effect on our financial position, results of operations, and cash flows.
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
In addition to the changes effected by the Tax Act, other tax matters could impact our results of operations and financial condition.
We are subject to income taxes in the United States and foreign jurisdictions, including Canada and Hong Kong. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, such as the Tax Act, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations, financial condition, and cash flows in future periods. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service, Canada Revenue Agency, and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our financial position, results of operations, and cash flows.

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
Changes to existing tax or other laws, authoritative guidance and regulations may materially adversely impact our financial statements. The FASB is continuing its convergence efforts with its international counterpart, the International Accounting Standards Board, to converge U.S. and International standards into one uniform set of accounting rules, including the adoption of FASB ASC 606--Revenue from Contracts with Customers and FASB ASC 842--Leases. The effect of changes in tax and other laws or changing accounting rules on our financial statements could be significant. Changes to our financial position, results of operations or cash flows could impact our debt covenant ratios or a lender's perception of our financial statements causing an adverse impact on our ability to obtain credit, or could adversely impact investor analyses and perceptions of our business causing the market value of our stock to decrease. In addition, any changes in the current accounting rules, including legislative and other proposals, could increase the expenses we report under U.S. GAAP and have a material adverse effect on our financial position, results of operations, and cash flows.
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
Our share price may be volatile.
Our common stock is quoted on the Nasdaq Global Select Market. Stock markets in general have experienced, and are likely to continue to experience, price and volume fluctuations, which could have a material adverse effect on the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, our Comparable Retail Sales results, other risk factors identified here, announcements by other retailers, the overall economy, legislative, regulatory and other actions resulting from the current Presidential administration or the composition of the Congress, and the geopolitical environment could individually or in aggregation cause the price of our common stock to fluctuate substantially.
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

The threat or actual acts of terrorism, including U.S. domestic terrorism, continue to be a risk to the U.S. and global economies. Terrorism and potential military responses, political unrest, natural disasters, pandemics or other health issues have disrupted and could disrupt commerce, and impact our ability to operate our stores in affected areas, import our products from foreign countries or provide critical functions necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our financial position, results of operations, and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending patterns or customer traffic, and thus have a material adverse impact on our financial position, results of operations, and cash flows.

ITEM 1B.-UNRESOLVED STAFF COMMENTS
None.

ITEM 2.-PROPERTIES
We lease all of our existing store locations in the United States, Puerto Rico and Canada, with lease terms expiring through 2029. The average unexpired lease term for our stores is approximately 2.2 years in the United States and Puerto Rico and approximately 2.7 years in Canada. Generally, we enter into initial lease terms ranging between 3-10 years at inception and provide for contingent rent based on sales in excess of specific minimums. We anticipate that we will be able to extend those leases which we wish to extend on satisfactory terms as they expire, or relocate to desirable locations.
The following table sets forth information with respect to certain of our non-store locations as of February 3, 2018:

Location	Use	Approximate Sq. Footage	Current Lease Term Expiration
Fort Payne, AL (1)	Warehouse Distribution Center	700,000	Owned
Ontario, Canada (2)	Warehouse Distribution Center	95,000	4/30/2019
500 Plaza Drive, Secaucus, NJ (3)	Corporate Offices	200,000	5/31/2029
Hong Kong, China (3)	Product Support	28,000	4/30/2018
____________________________________________

(1)	Supports The Children's Place U.S. stores, wholesale, and e-commerce business.

(2)	Supports The Children's Place Canadian stores.

(3)	Supports The Children's Place U.S. stores, our e-commerce business, The Children's Place Canadian stores, our international franchisees, and wholesale business.

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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through the date of preliminary approval by the court of the settlement. The settlement is subject to court approval and provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. The settlement, if ultimately approved by the court, will result in the dismissal of all claims through the date of the court’s preliminary approval of the settlement. However, if the settlement is rejected by the court, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements within selling, general, and administrative expenses in the first quarter of Fiscal 2017.
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

	High	Low
2017
First Quarter	$121.70	$95.10
Second Quarter	122.55	95.60
Third Quarter	118.15	99.65
Fourth Quarter	159.55	108.25

2016
First Quarter	$83.94	$61.99
Second Quarter	84.59	67.38
Third Quarter	86.69	72.50
Fourth Quarter	110.60	72.55
On March 16, 2018, the last reported sale price of our common stock was $137.80 per share, the number of holders of record of our common stock was approximately 40 and the number of beneficial holders of our common stock was approximately 24,500.
The Company's Board of Directors has authorized the following share repurchase programs: (1) $100.0 million on January 7, 2015 (the “2015 Share Repurchase Program”); (2) $250.0 million on December 8, 2015 (the “2015 $250 Million Share Repurchase Program”); and (3) $250.0 million in March 2017 (the "2017 Share Repurchase Program"). The 2015 Share Repurchase Program and the 2015 $250.0 Million Share Repurchase Program have been completed. At February 3, 2018, there was approximately $244.3 million remaining on the 2017 Share Repurchase Program. Additionally, in March 2018, the Board of Directors authorized a $250 million share repurchase program (the "2018 Share Repurchase Program"). Under the 2017 and 2018 Share Repurchase Programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
Additionally, the Company announced that it has entered into an Accelerated Share Repurchase ("ASR") program to repurchase an aggregate of $125 million of the Company's common stock under its 2017 Share Repurchase Program using cash repatriated from its foreign subsidiaries.
During Fiscal 2017 and Fiscal 2016, we paid cash dividends of $28.1 million and $14.8 million, respectively. The Board of Directors authorized a quarterly cash dividend of $0.50 per share to be paid on April 27, 2018 to shareholders of record on the close of business on April 16, 2018. Future declarations of quarterly dividends, the establishment of future record dates, and the resulting payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.
 The following table provides a summary of our cash dividends paid by quarter during Fiscal 2017:

	Fiscal Year Ended February 3, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2017
Cash dividends declared and paid per common share	$0.40	$0.40	$0.40	$0.40	$1.60

Cash dividends paid (in thousands)	$7,002	$7,089	$7,055	$6,955	$28,101

Pursuant to the Company's practice, including due to restrictions imposed by our insider trading policy during black-out periods, we withhold and retire shares of vesting stock awards and make payments to taxing authorities as required by law to satisfy the withholding tax requirements of award recipients who are employees. Also, we acquire shares of our common stock in conjunction with liabilities owed under a deferred compensation plan, which are held in treasury. The following table summarizes our share repurchases:

	Fiscal Year Ended
	February 3, 2018		January 28, 2017
	Shares	Value	Shares	Value
Share repurchases related to:	(In thousands)
2015 Share Repurchase Program	—	—	310	20,726
2015 $250 Million Share Repurchase Program program (1)	974	112,917	1,637	137,083
2017 Share Repurchase Program	37	5,662	—	—
Shares acquired and held in treasury	4	248	3	249

(1)
Inclusive of 0.3 million shares for approximately $33.1 million withheld to cover taxes in conjunction with the vesting of stock awards during Fiscal 2017 and 0.1 million shares for approximately $6.5 million during Fiscal 2016.

The following table provides a month-to-month summary of our share repurchase activity during the 14 weeks ended February 3, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
10/29/17-11/25/17 (1)	67,538	$116.08	66,970	$269,830
11/26/17-12/30/17 (2)	108,893	137.46	108,893	254,861
12/31/17-2/3/18 (3)	68,406	153.09	68,406	244,349
Total	244,837	$135.93	244,269	$244,349

(1)
Includes 568 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 1,502 shares withheld to cover taxes in conjunction with the vesting of a stock award.

(2) Includes 893 shares withheld to cover taxes in conjunction with the vesting of a stock award.

(3)	Includes 1,008 shares withheld to cover taxes in conjunction with the vesting of a stock award.
Equity Plan Compensation Information
On May 20, 2011, our shareholders approved the 2011 Equity Incentive Plan (the "2011 Equity Plan"). The following table provides information as of February 3, 2018, about the shares of our Common Stock that may be issued under our equity compensation plans.

	COLUMN (A)	COLUMN (B)	COLUMN (C)
Plan Category	Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A))
Equity Compensation Plans Approved by Security Holders	N/A	N/A	852,245
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	N/A	N/A	852,245

Performance Graph
The following graph compares the cumulative stockholder return on our common stock with the return on the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade. The graph assumes that $100 was invested on February 2, 2013 in each of our common stock, the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and the CRSP Total Return Index for the NASDAQ Retail Trade.
The table below sets forth the closing price of our Common Stock and the closing indices for the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade on the last day of each of our last five fiscal years.

	2012	2013	2014	2015	2016	2017
The Children's Place---"PLCE"	49.530	52.670	59.950	65.100	94.800	145.600
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	1,163.278	1,518.350	1,736.188	1,763.447	2,194.730	2,347.920
CRSP Total Return Index for the NASDAQ Retail Trade	827.442	912.911	1,111.523	1,126.735	1,188.877	1,282.970
The table below assumes that $100 was invested on February 2, 2013 in each of our common stock, CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and CRSP Total Return Index for the NASDAQ Retail Trade.

	2012	2013	2014	2015	2016	2017
The Children's Place---"PLCE"	100.000	106.340	122.260	134.1	197.16	307.01
CRSP Total Return Index for the NASDAQ Stock Market (US Companies)	100.000	130.610	149.600	152.28	189.55	202.79
CRSP Total Return Index for the NASDAQ Retail Trade	100.000	110.190	133.460	134.32	141.37	155.06

ITEM 6.-SELECTED FINANCIAL DATA
We are the largest pure-play children's specialty apparel retailer in North America. As of February 3, 2018, we operated 1,014 The Children's Place stores across North America and online stores at www.childrensplace.com. The following table sets forth certain historical financial and operating data for the Company. The selected consolidated financial information presented below is derived from our audited consolidated financial statements for each of the five years in the period ended February 3, 2018. The information contained in this table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and notes thereto included elsewhere herein.

	Fiscal Year Ended (1)
Statement of Operations Data (in thousands, except earnings per share and dividends):	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$1,870,275	$1,785,316	$1,725,777	$1,761,324	$1,765,789
Cost of sales	1,158,920	1,113,723	1,100,645	1,139,024	1,110,268
Gross profit	711,355	671,593	625,132	622,300	655,521
Selling, general, and administrative expenses	476,486	454,143	469,898	470,686	485,653
Depreciation and amortization	68,159	65,734	62,685	60,494	64,858
Asset impairment charges (2)	5,190	4,026	2,371	11,145	29,633
Other costs (income)	10	282	98	(68)	(906)
Operating income	161,510	147,408	90,080	80,043	76,283
Interest income (expense), net	(307)	(395)	(698)	(168)	265
Income before provision for income taxes	161,203	147,013	89,382	79,875	76,548
Provision for income taxes	76,505	44,677	31,498	22,987	23,522
Net income	84,698	102,336	57,884	56,888	53,026

Diluted income per common share	$4.67	$5.40	$2.80	$2.59	$2.32

Cash dividends declared and paid per common share (3)	$1.60	$0.80	$0.60	$0.53	—

Selected Data:
Number of Company operated stores open at end of period	1,014	1,039	1,069	1,097	1,107
Comparable retail sales increase (decrease)	5.8%	4.9%	0.4%	0.4%	(2.8)%

Balance Sheet Data (in thousands):
Working capital (4)	$295,980	$281,966	$306,286	$334,812	$357,971
Total assets	940,228	910,499	897,948	958,618	990,630
Revolving loan	21,460	15,380	—	—	—
Long-term debt	—	—	—	—	—
Stockholders’ equity	473,699	496,287	527,793	589,118	616,778
____________________________________________

(1)	The period ending February 3, 2018 was a 53-week year. All other periods presented were 52-week years.

(2)
Asset impairment charges generally relate to the write-down of fixed assets to their fair value related to underperforming stores. In Fiscal 2017, Fiscal 2016 and fiscal 2013, asset impairment charges also included the write-off of obsolete systems of $2.4 million, $1.3 million and $9.1 million, respectively.

(3)	The Company instituted its quarterly dividend program and paid its first dividend during the first quarter of fiscal 2014.

(4)	Working capital is calculated by subtracting our current liabilities from our current assets.

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
As used in this Annual Report on Form 10-K, references to the “Company”, “The Children's Place”, “we”, “us”, “our” and similar terms refer to The Children's Place, Inc. and its subsidiaries. Our fiscal year ends on the Saturday on or nearest to January 31. Other terms that are commonly used in our management's discussion and analysis of financial condition and results of operations are defined as follows:

•	Fiscal 2017 - The fifty-three weeks ended February 3, 2018

•	Fiscal 2016 - The fifty-two weeks ended January 28, 2017

•	Fiscal 2015 - The fifty-two weeks ended January 30, 2016

•	Fiscal 2018 - Our next fiscal year representing the fifty-two weeks ending February 2, 2019

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

•	GAAP - U.S. Generally Accepted Accounting Principles

•	SEC- The U.S. Securities and Exchange Commission

•	AUR- Average unit retail price

•
Comparable Retail Sales — Net sales, in constant currency, from stores that have been open for at least 14 consecutive months and from our e-commerce store, excluding postage and handling fees.  Store closures in the current fiscal year will be excluded from Comparable Retail Sales beginning in the fiscal quarter in which the store closes.  A store that is closed for a substantial remodel, relocation, or material change in size will be excluded from Comparable Retail Sales for at least 14 months beginning in the fiscal quarter in which the closure occurred.  However, stores that temporarily close will be excluded from Comparable Retail Sales until the store is re-opened for a full fiscal month.

•	Gross Margin - Gross profit expressed as a percentage of net sales

•	SG&A - Selling, general, and administrative expenses
OVERVIEW
Our Business
We are the largest pure-play children's specialty apparel retailer in North America. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, "Place" and "Baby Place" brand names. As of February 3, 2018, we operated 1,014 stores across North America, our e-commerce business at www.childrensplace.com, and had 190 international points of distribution open and operated by our seven franchise partners in 19 countries.
Segment Reporting
In accordance with FASB ASC 280--Segment Reporting, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico based stores and revenue from our U.S.-based wholesale business. Included in The Children's Place International segment are our Canadian-based stores, revenue from the Company's Canada wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.

Operating Highlights
Net sales increased by $85.0 million, or 4.8%, to $1,870.3 million during Fiscal 2017 from $1,785.3 million during Fiscal 2016. Our net sales increased by $99.8 million driven primarily by a Comparable Retail Sales increase of 5.8%, as well as a favorable impact of $4.3 million related to changes in the Canadian exchange rate compared to the U.S. dollar, partially offset by a $19.1 million decrease in sales primarily due to operating fewer stores. We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and revenues. During Fiscal 2017, we opened two stores and closed 27 stores.
Gross profit increased by $39.8 million, or 5.9%, to $711.4 million during Fiscal 2017 from $671.6 million during Fiscal 2016.  Consolidated gross margin increased approximately 40 basis points to 38.0% during Fiscal 2017 from 37.6% during Fiscal 2016. The increase in gross margin resulted primarily from merchandise margin expansion and the leverage of fixed expenses, partially offset by the increased penetration of our e-commerce business, which operates at a lower gross margin rate due to higher fulfillment costs.
Selling, general, and administrative expenses increased $22.4 million, or 4.9%, to $476.5 million during Fiscal 2017 from $454.1 million during Fiscal 2016. As a percentage of net sales, SG&A increased approximately 10 basis points to 25.5% during Fiscal 2017 from 25.4% during Fiscal 2016. The comparability of our SG&A was affected by costs related to provisions for legal settlements, costs related to foreign exchange control penalties, sales tax and use tax audit settlements, and costs arising out of the restructuring of certain store and corporate operations totaling approximately $10.4 million during Fiscal 2017. Excluding this impact, our SG&A increased $12.0 million and leveraged 50 basis points. The leverage was primarily due to decreased store expenses, primarily lower credit card fees, and lower incentive compensation expenses, partially offset by expenses related to the continued investment in our transformation initiatives.
Operating income increased $14.1 million, or 9.6%, to $161.5 million during Fiscal 2017 from $147.4 million during Fiscal 2016. As a percentage of net sales, operating income increased approximately 30 basis points to 8.6% during Fiscal 2017 from 8.3% during Fiscal 2016, due to the factors discussed above.
Provision for income taxes increased $31.8 million, or 71.1%, to $76.5 million in Fiscal 2017 compared to $44.7 million in Fiscal 2016.  Our effective tax rate was 47.5% and 30.4% during Fiscal 2017 and Fiscal 2016, respectively. The Fiscal 2017 provision for income tax includes $51.8 million of taxes recorded pursuant to the Tax Act, a $16.6 million benefit for excess stock compensation benefits due to the Company's adoption of ASU 2016-09--Improvements to Employee Share Based Payment Accounting, and the release of a $4.0 million reserve for an uncertain tax position that was resolved during the first quarter of Fiscal 2017.  Excluding these items, the provision for income taxes would be $45.3 million, or 28.1%, compared to 30.4% in Fiscal 2016 and is primarily related to lower state income taxes, lower non-deductible expenses, and higher tax credits in Fiscal 2017.
The $51.8 million of tax recorded pursuant to the Tax Act was recorded in the fourth quarter of Fiscal 2017 and consisted of U.S. transition taxes of $37.6 million on deemed repatriation of foreign earnings, payable over eight years, $8.5 million of related foreign and state withholding taxes on our previously undistributed foreign earnings, and $5.7 million from the revaluation of deferred tax assets and liabilities. The deemed repatriation transition tax, related withholding, and the revaluation of deferred tax assets and liabilities represents a provisional amount, which may be subject to adjustment during a measurement period not to exceed one year, based on guidance provided by the SEC. The Company’s effective foreign tax rates for Fiscal 2017 and Fiscal 2016 were 19.9% and 21.2%, respectively.
We reported net income of $84.7 million during Fiscal 2017 compared to $102.3 million during Fiscal 2016, a decrease of $17.6 million, due to the factors discussed above.  Diluted earnings per share was $4.67 in Fiscal 2017 compared to $5.40 in Fiscal 2016.  This decrease in earnings per diluted share is due to lower net income, partially offset by a lower diluted weighted average number of common shares outstanding of approximately 0.8 million shares, virtually all of which is related to our share repurchase programs.

We continue to make significant progress on our key strategic growth initiatives--superior product, business transformation through technology, alternate channels of distribution, and fleet optimization.

Focus on product remains our top priority. Strong product acceptance and our inventory management are delivering gross margin and inventory productivity benefits, as evidenced by the fourth quarter of Fiscal 2017 being our 12th consecutive quarter of merchandise margin expansion.

Our business transformation through technology initiative has two key components: inventory management and digital transformation. With respect to digital transformation, we have developed a customer database and are in the process of developing and implementing a personalized customer contact strategy. Our goal is to deliver dynamic and personalized customer content that will drive increased customer acquisition, retention and engagement.

The transformation of our digital capabilities has continued with the deployment of our digital releases during Fiscal 2017. In conjunction with this migration, we launched "BOPIS," or Buy Online Pick Up In Store, to our entire U.S. store fleet during Fiscal 2017. We also rolled out ship from store capabilities to certain stores during Fiscal 2017 and installed wireless networks and mobile point of sale to substantially all of our U.S. fleet as part of our connected store initiative.

With respect to alternate channels of distribution, we continued our international expansion program and added 40 additional international points of distribution (stores, shop in shops, e-commerce site) during Fiscal 2017 bringing our total count to 190, operating in 19 countries. In our wholesale business, our relationship with Amazon continues to develop with the expansion of our replenishment program and the launch with Amazon Canada for holiday 2017.
We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 300 stores through fiscal 2020, which includes the 169 stores closed since the announcement of this initiative.

During Fiscal 2017, we repurchased approximately 1.0 million shares for approximately $118.6 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards held by management and paid cash dividends of $28.1 million. As of February 3, 2018, there was approximately $244.3 million in aggregate remaining on the 2017 Share Repurchase Program.

We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The below table summarizes the average translation rates most impacting our operating results:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Average Translation Rates (1)
Canadian Dollar	0.7752	0.7595	0.7733
Hong Kong Dollar	0.1283	0.1289	0.1290
China Yuan Renminbi	0.1489	0.1499	0.1585
____________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each fiscal year to translate the respective income statements. The rates represent the U.S. dollar equivalent of each foreign currency.

Recent Developments
In March 2018, the Board of Directors authorized an additional $250 million share repurchase program (the "2018 Share Repurchase Program") and authorized the first quarter 2018 dividend of $0.50 per share to be paid on April 27, 2018 to shareholders of record on the close of business on April 16, 2018.

Additionally, the Company announced that it has entered into an Accelerated Share Repurchase ("ASR") program to repurchase an aggregate of $125 million of the Company's common stock under its 2017 Share Repurchase Program using cash repatriated from its foreign subsidiaries. Subsequent to February 3, 2018, the Company repatriated approximately $175 million from foreign subsidiaries as a result of the Tax Act.
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
Inventory Valuation- We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences and market conditions.  Our historical estimates have not differed materially from actual results and a 10% difference in our reserve as of February 3, 2018 would have impacted net income by approximately $0.2 million.  Our reserve balance at February 3, 2018 was approximately $2.2 million compared to $2.6 million at January 28, 2017.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards") and each Performance Award has a defined number of shares that an employee can earn (the "Target Shares"). With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during Fiscal 2015 (the “2015 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2015 Performance Awards cliff vest, if earned, after the completion of the applicable three year performance period.  The 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during Fiscal 2016 and Fiscal 2017 (the “2016 and 2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, and adjusted return on invested capital achieved at the end of the performance period. The 2016 and 2017 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period. The grant date fair value of the 2016 and 2017 Performance Awards is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our Fiscal 2017 net income by approximately $0.7 million.
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
We review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At February 3, 2018, the average net book value per store was approximately $0.1 million.
Income Taxes- We utilize the liability method of accounting for income taxes as set forth in FASB ASC 740--Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized.  In accordance with SAB 118, we report provisional amounts if we are able to determine a reasonable estimate but do not have the necessary information available, prepared, and analyzed in reasonable detail to complete the accounting for the Tax Act. We may revise our estimates as we finalize our accounting during a measurement period of up to one year from the enactment of the Tax Act. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.  If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
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
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability, and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of February 3, 2018 would have impacted net income by approximately $0.6 million.
Recently Issued Accounting Standards

Adopted in Fiscal 2017

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities and classification on the statement of cash flows. With respect to the accounting for income taxes, this guidance requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. The guidance also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements be presented within financing activities in the consolidated statement of cash flows. This presentation requirement was consistent with the Company’s presentation, and therefore had no impact to the Company. The Company adopted this guidance prospectively in the first fiscal quarter of Fiscal 2017 and the adoption resulted in a reduction of our provision for income taxes of approximately $16.6 million for Fiscal 2017.

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

We have completed the process of reviewing our current accounting policies and business practices to identify potential differences that would result from applying the new guidance. The majority of our revenue is generated from sales of finished products directly to the consumer, which will continue to be recognized when control is transferred. We have also evaluated the impact that the guidance may have on the accounting for our retail promotional programs, including our loyalty and private label credit card programs, as well as gift cards, and the related classification of these items within our consolidated income statement. The new guidance requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. We plan to adopt this guidance in the first quarter of Fiscal 2018 using the modified-retrospective method and do not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements. The new guidance will also require expanded disclosures related to revenue streams, performance obligations and consideration and the related judgments used in developing the necessary estimates.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, gross profit increased approximately 40 basis points to 38.0% of net sales during Fiscal 2017 from 37.6% during Fiscal 2016.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	62.0	62.4	63.8
Gross profit	38.0	37.6	36.2
Selling, general, and administrative expenses	25.5	25.4	27.2
Depreciation and amortization	3.6	3.7	3.6
Asset impairment charge	0.3	0.2	0.1
Operating income	8.6	8.3	5.2
Income before provision for income taxes	8.6	8.2	5.2
Provision for income taxes	4.1	2.5	1.8
Net income	4.5%	5.7%	3.4%
Number of stores operated by the Company, end of period	1,014	1,039	1,069

The following tables set forth net sales by segment, for the periods indicated:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands)
Net sales:
The Children’s Place U.S.	$1,650,620	$1,567,556	$1,518,117
The Children’s Place International	219,655	217,760	207,660
Total net sales	$1,870,275	$1,785,316	$1,725,777

Fiscal 2017 Compared to Fiscal 2016

Net sales increased by $85.0 million, or 4.8%, to $1,870.3 million during Fiscal 2017 from $1,785.3 million during Fiscal 2016. Our net sales increased by $99.8 million driven primarily by a Comparable Retail Sales increase of 5.8%, as well as a favorable impact of $4.3 million related to changes in the Canadian exchange rate compared to the U.S. dollar, partially offset by a $19.1 million decrease in sales primarily due to operating fewer stores.
The Children’s Place U.S. net sales increased $83.0 million, or 5.3%, to $1,650.6 million during Fiscal 2017 compared to $1,567.6 million during Fiscal 2016.  Our net sales increase resulted primarily from a U.S. Comparable Retail Sales increase of 6.5%, partially offset by operating fewer stores.
The Children’s Place International net sales increased $1.9 million, or 0.9%, to $219.7 million during Fiscal 2017 compared to $217.8 million during Fiscal 2016.  Our net sales increase resulted primarily from a Canadian Comparable Retail Sales increase of 0.6% and favorable changes in the Canadian exchange rate compared to the U.S. dollar, partially offset by a decrease in sales due to operating fewer stores.
Gross profit increased by $39.8 million, or 5.9%, to $711.4 million during Fiscal 2017 from $671.6 million during Fiscal 2016.  Consolidated gross margin increased approximately 40 basis points to 38.0% during Fiscal 2017 from 37.6% during Fiscal 2016. The increase in gross margin resulted primarily from merchandise margin expansion and the leverage of fixed expenses, partially offset by the increased penetration of our e-commerce business, which operates at a lower gross margin rate due to higher fulfillment costs.
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

Selling, general, and administrative expenses increased $22.4 million, or 4.9%, to $476.5 million during Fiscal 2017 from $454.1 million during Fiscal 2016. As a percentage of net sales, SG&A increased approximately 10 basis points to 25.5% during Fiscal 2017 from 25.4% during Fiscal 2016. The comparability of our SG&A was affected by costs related to provisions for legal settlements, costs related to foreign exchange control penalties, sales tax and use tax audit settlements, and costs arising out of the restructuring of certain store and corporate operations totaling approximately $10.4 million during Fiscal

2017. Excluding this impact, our SG&A increased $12.0 million and leveraged 50 basis points. The leverage was primarily due to decreased store expenses, including lower credit card fees, and lower incentive compensation expenses, partially offset by expenses related to the continued investment in our transformation initiatives.
Asset impairment charges were $5.2 million during Fiscal 2017, of which $2.8 million related to the full impairment of 21 stores, and $2.4 million related to the write-down of obsolete information technology systems. Asset impairment charges during Fiscal 2016 were $4.0 million, of which $2.7 million related to 28 stores, 11 of which were fully impaired and 17 which were partially impaired, and $1.3 million related to the write-down of some previously capitalized development costs and information technology systems.
Depreciation and amortization was $68.2 million during Fiscal 2017 compared to $65.7 million during Fiscal 2016 reflecting increased depreciation associated with our ongoing investment in business transformation initiatives.
Operating income increased $14.1 million, or 9.6%, to $161.5 million during Fiscal 2017 from $147.4 million during Fiscal 2016. As a percentage of net sales, operating income increased approximately 30 basis points to 8.6% during Fiscal 2017 from 8.3% during Fiscal 2016, due to the factors discussed above.
Provision for income taxes increased $31.8 million, or 71.1%, to $76.5 million in Fiscal 2017 compared to $44.7 million in Fiscal 2016.  Our effective tax rate was 47.5% and 30.4% during Fiscal 2017 and Fiscal 2016, respectively. The Fiscal 2017 provision for income tax includes $51.8 million of taxes recorded pursuant to the Tax Act, a $16.6 million benefit for excess stock compensation benefits due to the Company's adoption of ASU 2016-09--Improvements to Employee Share Based Payment Accounting, and the release of a $4.0 million reserve for an uncertain tax position that was resolved during the first quarter of Fiscal 2017.  Excluding these items, the provision for income taxes would be $45.3 million, or 28.1%, compared to 30.4% in Fiscal 2016 and is primarily related to lower state income taxes, lower non-deductible expenses, and higher tax credits in Fiscal 2017.
The $51.8 million of tax recorded pursuant to the Tax Act was recorded in the fourth quarter of Fiscal 2017 and consisted of U.S. transition taxes of $37.6 million on deemed repatriation of foreign earnings, payable over eight years, $8.5 million of related foreign and state withholding taxes on our previously undistributed foreign earnings, and $5.7 million from the revaluation of deferred tax assets and liabilities. The deemed repatriation transition tax, related withholding, and the revaluation of deferred tax assets and liabilities represents a provisional amount, which may be subject to adjustment during a measurement period not to exceed one year, based on guidance provided by the SEC. The Company’s effective foreign tax rates for Fiscal 2017 and Fiscal 2016 were 19.9% and 21.2%, respectively.
Net income was $84.7 million during Fiscal 2017 compared to $102.3 million during Fiscal 2016, a decrease of $17.6 million, due to the factors discussed above.  Diluted earnings per share was $4.67 in Fiscal 2017 compared to $5.40 in Fiscal 2016.  This decrease in earnings per diluted share is due to lower net income, partially offset by a lower diluted weighted average number of common shares outstanding of approximately 0.8 million shares, virtually all of which is related to our share repurchase programs.
Fiscal 2016 Compared to Fiscal 2015

Net sales increased by $59.5 million, or 3.4%, to $1,785.3 million during Fiscal 2016 from $1,725.8 million during Fiscal 2015. Our net sales increased by $90.8 million driven primarily by a Comparable Retail Sales increase of 4.9%, as well as growth from our wholesale and international franchise businesses, partially offset by a $28.4 million decrease in sales primarily due to operating fewer stores in our current year and an unfavorable impact of $2.9 million related to changes in the Canadian exchange rate compared to the U.S. dollar.
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

Selling, general, and administrative expenses decreased $15.8 million, or 3.5%, to $454.1 million during Fiscal 2016 from $469.9 million during Fiscal 2015. As a percentage of net sales SG&A decreased approximately 180 basis points to 25.4% during Fiscal 2016 from 27.2% during Fiscal 2015. The comparability of our SG&A was affected by costs incurred related to proxy contest expenses, a class action wage and hour legal settlement, a sales tax audit and expenses arising out of the restructuring of certain store and corporate operations which in aggregate resulted in costs of approximately $18.1 million during Fiscal 2015. Excluding this impact, our SG&A increased approximately $2.3 million during Fiscal 2016 from Fiscal 2015, and leveraged 80 basis points. The leverage was primarily due to a reduction in store payroll expenses partially offset by increased incentive compensation expenses.
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
Depreciation and amortization was $65.7 million during Fiscal 2016 compared to $62.7 million during Fiscal 2015 reflecting increased depreciation associated with our ongoing investment in business transformation initiatives.
Operating income increased $57.3 million, or 63.6%, to $147.4 million during Fiscal 2016 from $90.1 million during Fiscal 2015. As a percentage of net sales, operating income increased approximately 310 basis points to 8.3% during Fiscal 2016 from 5.2% during Fiscal 2015, due to the factors discussed above.
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
Our working capital increased $14.0 million to $296.0 million at February 3, 2018 compared to $282.0 million at January 28, 2017.  During Fiscal 2017, we repurchased approximately 1.0 million shares for approximately $118.6 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards held by management and paid cash dividends of $28.1 million. During Fiscal 2016, we repurchased approximately 1.9 million shares for approximately $157.8 million under our share repurchase programs, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards held by management and paid cash dividends of $14.8 million. Additionally, in March 2018, the Board of Directors authorized a $250 million share repurchase program and declared a quarterly cash dividend of $0.50 per share to be paid on April 27, 2018 to shareholders of record on the close of business on April 16, 2018.
At February 3, 2018, our credit facility provided for borrowings up to the lesser of $250.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At February 3, 2018, we had $21.5 million in outstanding borrowings with our borrowing base at $250.0 million, and $221.5 million available for borrowing. In addition, at February 3, 2018, we had $7.0 million of outstanding letters of credit with an additional $43.0 million available for issuing letters of credit.
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
As of February 3, 2018, we have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at February 3, 2018 and January 28, 2017 was approximately $0.7 million and $1.0 million, respectively. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of our credit facility:

	February 3, 2018	January 28, 2017
	(In millions)
Credit facility maximum	$250.0	$250.0
Borrowing base (1)	250.0	223.8

Outstanding borrowings	21.5	15.4
Letters of credit outstanding—standby	7.0	7.3
Utilization of credit facility at end of period	28.5	22.7

Availability (2)	$221.5	$201.1

Interest rate at end of period	5.0%	2.8%

	Fiscal 2017	Fiscal 2016
Average end of day loan balance during the period	$45.8	$39.9
Highest end of day loan balance during the period	98.2	95.8
Average interest rate	2.9%	2.4%
____________________________________________

(1)	Lower of the credit facility maximum or the total borrowing base collateral.

(2)	The sublimit availability for letters of credit was $43.0 million and $42.7 million at February 3, 2018 and January 28, 2017, respectively.
Cash Flows/Capital Expenditures
During Fiscal 2017, cash flows provided by operating activities were $214.4 million compared to $199.3 million during Fiscal 2016.  The net increase of $15.1 million in cash from operating activities resulted primarily from operating performance. During Fiscal 2016, cash flows provided by operating activities were $199.3 million compared to $182.7 million during Fiscal 2015.  The net increase of $16.6 million in cash from operating activities resulted primarily from operating performance.
Cash flows used in investing activities were $25.1 million during Fiscal 2017 compared to $44.3 million during Fiscal 2016. This change was due primarily to a $34.3 million net redemption of short-term investments into cash and cash equivalents for working capital needs during Fiscal 2017 compared to a $9.2 million net purchase of short-term investments during Fiscal 2016, partially offset by a $24.0 million increase in capital expenditures. Cash flows used in investing activities were $44.3 million during Fiscal 2016 compared to $30.6 million during Fiscal 2015. This change was due primarily to a $9.2 million net purchase of short-term investments during Fiscal 2016 compared to an $11.9 million net redemption of short-term investments during Fiscal 2015 and a $7.5 million decrease in capital expenditures.
During Fiscal 2017, cash flows used in financing activities were $140.6 million compared to $155.0 million during Fiscal 2016. The decrease primarily resulted from a $39.2 million decrease in purchases of our common stock pursuant to our share repurchase programs, partially offset by a $13.3 million increase in cash dividends paid and a $9.3 million increase in borrowings under our revolving credit facility. During Fiscal 2016, cash flows used in financing activities were $155.0 million compared to $131.4 million during Fiscal 2015. The increase primarily resulted from an increase in purchases of our common stock pursuant to our share repurchase programs and cash dividends paid partially offset by an increase in borrowings under our revolving credit facility.
For Fiscal 2018, we estimate that total capital expenditures will be approximately $75-85 million, primarily related to our business transformation through technology initiative. Our ability to meet our capital requirements in Fiscal 2018 depends on our ability to generate cash flows from operations and our available borrowings under our credit facility. Cash flow generated from operations depends on our ability to achieve our financial plans. We believe that cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash flow requirements over the next 12 months.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of February 3, 2018, we had foreign exchange forward contracts with an aggregate notional amount of $30.0 million and the fair value of the derivative instruments was an asset of $1.6 million.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following tables summarize our contractual and commercial obligations as of February 3, 2018:

	Payment Due By Period
Contractual Obligations (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$559,325	$137,557	$221,640	$128,770	$71,358
Total---Contractual Obligations	$559,325	$137,557	$221,640	$128,770	$71,358

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments (dollars in thousands)	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Purchase commitments--merchandise	127,225	127,225	—	—	—
Purchase commitments--non-merchandise	14,973	14,973	—	—	—
Standby letters of credit(2)	7,000	7,000	—	—	—
Total---Other Commercial Commitments	$149,198	$149,198	$—	$—	$—

Total---Contractual Obligations and Other Commercial Commitments	$708,523	$286,755	$221,640	$128,770	$71,358
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

We self-insure and purchase insurance policies to provide for workers' compensation, general liability, and property losses, as well as directors' and officers' liability, vehicle liability, and employee medical benefits, as described in Note 1 of the Notes to our Consolidated Financial Statements. Insurance reserves of approximately $5.3 million are included in other long term liabilities as of February 3, 2018. The long-term portion represents the total amount estimated to be paid beyond one year. We are not able to further estimate in which periods the long-term portion will be paid.
As discussed more fully in Note 10 of the Notes to our Consolidated Financial Statements, our long-term liabilities include unrecognized tax benefits of approximately $4.0 million, which includes $0.1 million of accrued interest and penalties, at February 3, 2018. We cannot make a reasonable estimate of the amount and period of related future payments for any of this amount.
We have an employment agreement with our Chief Executive Officer, which provides for cash severance of two times the sum of base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason”. As of February 3, 2018, these cash severance benefits approximated $7.9 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $28.7 million of cash severance benefits should they either be terminated or voluntarily terminate their employment due to a degradation of duties as defined in their agreement.
Off-Balance Sheet Arrangements
None.

QUARTERLY RESULTS AND SEASONALITY
Our quarterly results of operations have fluctuated and are expected to continue to fluctuate materially depending on a variety of factors, including overall economic conditions, the timing and number of store closures, net sales contributed by new stores, increases or decreases in Comparable Retail Sales, weather conditions (such as unseasonable temperatures or storms), shifts in timing of certain holidays, and changes in our merchandise mix and pricing strategy, including changes to address competitive factors. The combination and severity of one or more of these factors could result in material fluctuations.
The following table sets forth certain statement of operations data and selected operating data for each of our last four fiscal quarters. Quarterly information for Fiscal 2016 is included in Note 13 of the Notes to our Consolidated Financial Statements. The quarterly statement of operations data and selected operating data set forth below were derived from our audited consolidated financial statements and reflect, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results of operations for these fiscal quarters (unaudited):

	Fiscal Year Ended February 3, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Net sales	$436,676	$373,601	$490,026	$569,972
Gross profit	170,591	128,405	202,433	209,926
Selling, general, and administrative expenses	112,127	108,227	118,288	137,844
Depreciation and amortization	15,692	15,979	16,789	19,699
Asset impairment charges	484	974	3,203	529
Operating income	42,284	3,219	64,149	51,858
Income before provision for income taxes	42,246	2,928	64,049	51,980
Provision (benefit) for income taxes	6,017	(11,362)	19,972	61,878
Net income (loss)	36,229	14,290	44,077	(9,898)

Diluted earnings (loss) per share	$1.97	$0.79	$2.44	$(0.57)
Diluted weighted average common shares outstanding	18,401	18,177	18,090	17,359

Cash dividends declared and paid per common share	$0.4000	$0.4000	$0.4000	$0.4000

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

Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of February 3, 2018, we had $21.5 million in borrowings under the credit facility.  A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Asian subsidiaries are considered to be long-term. As of February 3, 2018, net assets in our Canadian and Hong Kong subsidiaries were $131.8 million and $103.9 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong Dollars would increase or decrease the corresponding net investment by $13.2 million and $10.4 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of February 3, 2018, we had approximately $244.5 million of cash and cash equivalents, of which $238.7 million of cash and cash equivalents was held in foreign subsidiaries, of which approximately $144.4 million was in our Canadian subsidiaries, $88.1 million was in our Hong Kong subsidiaries and $6.2 million was in our other foreign subsidiaries. As of February 3, 2018, we held $15.0 million of short-term investments in Hong Kong, which are U.S. dollar denominated time deposits with banking institutions in Hong Kong that have six month maturity dates.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Fiscal 2017 net sales could have decreased or increased by approximately $18.9 million and total costs and expenses could have decreased or increased by approximately $21.8 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At February 3, 2018, we had foreign currency denominated receivables and payables, including inter-company balances, of $4.8 million and $3.9 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. As of February 3, 2018 we had foreign exchange forward contracts with an aggregate notional amount of $30.0 million and the fair value of the derivative instruments was an asset of $1.6 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $2.3 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions.

We import a vast majority of our merchandise from foreign countries, primarily China, Bangladesh, Vietnam, Indonesia and India.  Consequently, any significant or sudden change in these countries' political, foreign trade, financial, banking or currency policies and practices, or the occurrence of significant labor unrest, could have a material adverse impact on our financial position, results of operations and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of February 3, 2018. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of February 3, 2018, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2018. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on our internal control over financial reporting, which is included herein.
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
Secaucus, New Jersey:

Opinion on Internal Control over Financial Reporting
We have audited The Children’s Place, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and schedule and our report dated March 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/S/ BDO USA, LLP
New York, New York
March 22, 2018

ITEM 9B.-OTHER INFORMATION
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by Item 10 of Form 10-K will be set forth in the Company's proxy statement for its 2018 annual meeting of stockholders to be filed within 120 days after February 3, 2018 (the “Proxy Statement”) and is incorporated by reference herein.

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
Secaucus, New Jersey:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Children’s Place, Inc. and subsidiaries (the “Company”) as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and financial statement schedule listed in the accompanying index(collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/S/ BDO USA, LLP
We have served as the Company's auditor since 2007.
New York, New York
March 22, 2018

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 3, 2018	January 28, 2017
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$244,519	$193,709
Short-term investments	15,000	49,300
Accounts receivable	26,094	31,413
Inventories	324,435	286,343
Prepaid expenses and other current assets	46,456	32,894
Deferred income taxes	—	17,504
Total current assets	656,504	611,163
Long-term assets:
Property and equipment, net	258,537	264,280
Deferred income taxes	12,698	29,734
Other assets	12,489	5,322
Total assets	$940,228	$910,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$21,460	$15,380
Accounts payable	210,300	178,208
Income taxes payable	6,911	13,812
Accrued expenses and other current liabilities	121,853	121,797
Total current liabilities	360,524	329,197
Long-term liabilities:
Deferred rent liabilities	52,425	61,128
Other tax liabilities	4,030	7,344
Income taxes payable	34,598	—
Other long-term liabilities	14,952	16,543
Total liabilities	466,529	414,212
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 17,257 and 17,764 issued; 17,211 and 17,722 outstanding (shares in thousands)	1,726	1,776
Additional paid-in capital	258,501	239,940
Treasury stock, at cost (46 and 42 shares, in thousands)	(2,436)	(2,188)
Deferred compensation	2,436	2,188
Accumulated other comprehensive loss	(12,831)	(20,341)
Retained earnings	226,303	274,912
Total stockholders’ equity	473,699	496,287
Total liabilities and stockholders’ equity	$940,228	$910,499
 See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands, except earnings per share)
Net sales	$1,870,275	$1,785,316	$1,725,777
Cost of sales (exclusive of depreciation and amortization)	1,158,920	1,113,723	1,100,645
Gross profit	711,355	671,593	625,132
Selling, general, and administrative expenses	476,486	454,143	469,898
Depreciation and amortization	68,159	65,734	62,685
Asset impairment charges	5,190	4,026	2,371
Other costs	10	282	98
Operating income	161,510	147,408	90,080
Interest expense	(2,222)	(1,953)	(1,718)
Interest income	1,915	1,558	1,020
Income before provision for income taxes	161,203	147,013	89,382
Provision for income taxes	76,505	44,677	31,498
Net income	$84,698	$102,336	$57,884

Earnings per common share
Basic	$4.82	$5.51	$2.83
Diluted	$4.67	$5.40	$2.80

Weighted average common shares outstanding
Basic	17,569	18,584	20,438
Diluted	18,151	18,959	20,702

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands)
Net income	$84,698	$102,336	$57,884
Other comprehensive income (loss):
Foreign currency translation adjustment	7,350	6,161	(10,444)
Change in fair value of cash flow hedges, net of income taxes	160	983	452
Total comprehensive income	$92,208	$109,480	$47,892

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except dividends per share)	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Value	Equity
BALANCE, January 31, 2015	21,075	$2,108	$230,429	$1,682	$374,074	($17,493)	(35)	($1,682)	$589,118
Exercise of stock options	15	2	436						438
Excess tax benefits from stock-based compensation			1,639						1,639
Vesting of stock awards	397	40	(40)						—
Stock-based compensation			21,119						21,119
Capitalized stock-based compensation			697						697
Purchase and retirement of shares	(2,008)	(202)	(22,643)		(98,048)				(120,893)
Dividends declared ($0.60 per share)					(12,217)				(12,217)
Unvested dividends			545		(545)				—
Change in cumulative translation adjustment						(10,444)			(10,444)
Change in fair value of cash flow hedges, net of income taxes						452			452
Deferral of common stock into deferred compensation plan				257			(4)	(257)	—
Net income					57,884				57,884
BALANCE, January 30, 2016	19,479	$1,948	$232,182	$1,939	$321,148	$(27,485)	(39)	($1,939)	$527,793
Exercise of stock options	15	2	436						438
Excess tax benefits from stock-based compensation			1,728						1,728
Vesting of stock awards	217	22	(22)						—
Stock-based compensation			28,040						28,040
Capitalized stock-based compensation			1,402						1,402
Purchase and retirement of shares	(1,947)	(196)	(24,622)		(132,991)				(157,809)
Dividends declared ($0.80 per share)					(14,785)				(14,785)
Unvested dividends			796		(796)				—
Change in cumulative translation adjustment						6,161			6,161
Change in fair value of cash flow hedges, net of income taxes						983			983
Deferral of common stock into deferred compensation plan				249			(3)	(249)	—
Net income					102,336				102,336
BALANCE, January 28, 2017	17,764	$1,776	$239,940	$2,188	$274,912	$(20,341)	(42)	($2,188)	$496,287
Vesting of stock awards	504	51	(51)						—
Stock-based compensation			30,797						30,797
Capitalized stock-based compensation			1,087						1,087
Purchase and retirement of shares	(1,011)	(101)	(14,822)		(103,656)				(118,579)
Dividends declared ($1.60 per share)					(28,101)				(28,101)
Unvested dividends			1,550		(1,550)				—
Change in cumulative translation adjustment						7,350			7,350
Change in fair value of cash flow hedges, net of income taxes						160			160
Deferral of common stock into deferred compensation plan				248			(4)	(248)	—
Net income					$84,698				84,698
BALANCE, February 3, 2018	17,257	$1,726	$258,501	$2,436	$226,303	$(12,831)	(46)	($2,436)	$473,699
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,698	$102,336	$57,884
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	68,159	65,734	62,685
Non-cash stock-based compensation	30,797	28,040	21,119
Excess tax benefits from stock-based compensation	—	(1,728)	(1,639)
Asset impairment charges	5,190	4,026	2,371
Deferred income tax (benefit)	34,894	(9,379)	12,166
Other non-cash charges, net	169	819	1,216
Changes in operating assets and liabilities:
Inventories	(36,434)	(16,072)	26,121
Accounts receivable	5,386	(5,056)	5,474
Prepaid expenses and other assets	(318)	(2,505)	(3,157)
Income taxes payable, net of prepayments	6,865	25,109	1,846
Accounts payable and other current liabilities	28,930	18,989	(4,040)
Deferred rent and other liabilities	(13,953)	(11,021)	604
Net cash provided by operating activities	214,383	199,292	182,650
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58,657)	(34,684)	(42,145)
Purchase of short-term investments	(15,000)	(49,300)	(99,680)
Redemption of short-term investments	49,300	40,100	111,580
Change in deferred compensation plan	(788)	(368)	(379)
Net cash used in investing activities	(25,145)	(44,252)	(30,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	578,186	553,415	556,856
Repayments under revolving credit facility	(572,106)	(538,035)	(556,856)
Purchase and retirement of common stock, including shares surrendered for tax withholdings and transaction costs	(118,579)	(157,809)	(120,893)
Payment of dividends	(28,101)	(14,785)	(12,217)
Proceeds from exercise of stock options	—	438	438
Excess tax benefits from stock-based compensation	—	1,728	1,639
Deferred financing costs	—	—	(320)
Net cash used in financing activities	(140,600)	(155,048)	(131,353)
Effect of exchange rate changes on cash and cash equivalents	2,172	6,183	(6,430)
Net increase in cash and cash equivalents	50,810	6,175	14,243
Cash and cash equivalents, beginning of period	193,709	187,534	173,291
Cash and cash equivalents, end of period	$244,519	$193,709	$187,534

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the year for income taxes	$37,767	$31,492	$13,887
Cash paid during the year for interest	1,949	1,680	1,399
Increase (decrease) in accrued capital expenditures	457	3,315	(462)

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company classifies its business into two segments: The Children’s Place U.S. and The Children’s Place International.  Included in The Children’s Place U.S. segment are the Company's U.S. and Puerto Rico based stores and revenue from its U.S.-based-wholesale business. Included in The Children's Place International segment are its Canadian-based stores, revenue from the Company's Canada wholesale business, as well as revenue from international franchisees. Each segment includes an e-commerce business located at www.childrensplace.com.
Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
Terms that are commonly used in the Company's notes to consolidated financial statements are defined as follows:

•	Fiscal 2017 - The fifty-three weeks ended February 3, 2018

•	Fiscal 2016 - The fifty-two weeks ended January 28, 2017

•	Fiscal 2015 - The fifty-two weeks ended January 30, 2016

•	Fiscal 2018 - The Company's next fiscal year representing the fifty-two weeks ending February 2, 2019

•	SEC- The U.S. Securities and Exchange Commission

•	GAAP - Generally Accepted Accounting Principles

•	FASB- Financial Accounting Standards Board

•
FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative U.S. GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative U.S. GAAP for SEC registrants

Fiscal Year
The Company's fiscal year is a 52-week or 53-week period ending on the Saturday on or nearest to January 31. Fiscal 2017 was a 53-week year. All other years presented were 52-week years.
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
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries. Intercompany balances and transactions have been eliminated. As of February 3, 2018 and January 28, 2017, the Company did not have any investments in unconsolidated affiliates. FASB ASC 810--Consolidation is considered when determining whether an entity is subject to consolidation.
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
The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, gift cards are recorded as a liability, included in accrued expenses and other current liabilities. The Company recognizes breakage income for the estimated portion of unredeemed gift cards that is unlikely to be redeemed and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. The Company recognized gift card breakage income of approximately $4.0 million, $1.3 million, and $3.3 million during Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively, and is recorded in selling, general, and administrative expenses.

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

The Company has an international expansion program through territorial agreements with franchisees. At February 3, 2018, the Company's franchisees had a total of 190 international points of distribution. The Company generates revenues from the franchisees from the sale of product and, in certain cases, sales royalties. The Company records net sales and cost of goods sold on the sale of product to franchisees when the franchisee takes ownership of the product. The Company records net sales for royalties when the franchisee sells the product to their customers. Under certain agreements, the Company receives a fee from each franchisee for exclusive territorial rights. The Company records this territorial fee as deferred revenue and amortizes the fee into gross sales over the life of the territorial agreement.

Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value, with cost determined on an average cost basis. The Company capitalizes supply chain costs in inventory and these costs are reflected in cost of sales as the inventories are sold. Inventory shrinkage is estimated in interim periods based upon the historical results of physical inventory counts in the context of current year facts and circumstances.
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
The Company accounts for its stock‑based compensation in accordance with the provisions of FASB ASC 718-- Compensation—Stock Compensation. These provisions require, among other things: (a) the fair value at grant date of all stock awards be expensed over their respective vesting periods; (b) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date and (c) that compensation expense include a forfeiture estimate for those shares not expected to vest. Also, in accordance with these provisions, for those awards with multiple vest dates, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.
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
In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands)
Basic weighted average common shares	17,569	18,584	20,438
Dilutive effect of stock awards	582	375	264
Diluted weighted average common shares	18,151	18,959	20,702
Antidilutive stock awards	—	—	—
Accounts Receivable
Accounts receivable consists of credit and debit card receivables, franchisee and wholesale receivables, landlord construction allowance receivables and other miscellaneous items. Credit and debit card receivables represent credit and debit card sales, inclusive of private label card sales, for which the respective third party service company has yet to remit the cash. The unremitted balance approximates the last few days of related sales for each reporting period. Bad debt associated with these sales is not material. Franchisee and wholesale receivables represent product sales and sale royalties in which cash has not yet been remitted from our partners. Landlord construction allowance receivables represent landlord contributions to our construction costs of building out the related real estate, primarily new and remodeled stores. Total construction costs are capitalized as property and equipment and the landlord construction allowances are recorded as a lease incentive, a component of deferred rent, which is amortized as a reduction of rent expense over the lease term.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Insurance and Self-Insurance Reserves
The Company self-insures and purchases insurance policies to provide for workers' compensation, general liability and property losses, cyber-security coverage, as well as director and officer's liability, vehicle liability, and employee medical benefits. The Company estimates risks and records a liability based on historical claim experience, insurance deductibles, severity factors, and other actuarial assumptions. The Company records the current portions of employee medical benefits, workers compensation and general liability reserves within accrued expenses and other current liabilities.
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
The Company accounts for internally developed software intended for internal use in accordance with provisions of FASB ASC 350--Intangibles-Goodwill and Other. The Company capitalizes development‑stage costs such as direct external costs and direct payroll related costs. When development is substantially complete, the Company amortizes the cost of the software on a straight-line basis over the expected life of the software. Preliminary project costs and post-implementation costs such as training, maintenance, and support are expensed as incurred.
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
Deferred Financing Costs
The Company capitalizes costs directly associated with acquiring third party financing. Deferred financing costs are included in other assets and are amortized as interest expense over the term of the related indebtedness. At February 3, 2018, deferred financing costs, net of accumulated amortization of $3.6 million, were approximately $0.7 million. At January 28, 2017, deferred financing costs, net of accumulated amortization of $3.3 million, were approximately $1.0 million.
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
Advertising and Marketing Costs
The Company expenses the cost of advertising over the period the advertising is run or displayed. Included in selling, general, and administrative expenses for Fiscal 2017, Fiscal 2016, and Fiscal 2015 are advertising and other marketing costs of approximately $29.9 million, $26.4 million, and $27.9 million, respectively. Deferred advertising, marketing, and promotional

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $3.9 million and $5.3 million at February 3, 2018 and January 28, 2017, respectively, and were recorded within prepaid expenses and other current assets in the Company's consolidated balance sheets.
Rent Expense and Deferred Rent
The Company leases certain facilities and equipment, including its retail stores. Certain of the Company's lease agreements contain renewal options, rent escalation clauses, and/or landlord incentives. Renewal terms generally reflect market rates at the time of renewal. Rent expense for non-cancellable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning on the earlier of the lease commencement date or the date the Company takes control of the leased space. The Company records rent expense and the impact of lease incentives for its stores and distribution centers as a component of cost of sales. The unamortized portion of deferred rent is included in deferred rent liabilities within long-term liabilities in the Company's consolidated balance sheets.
Income Taxes
We utilize the liability method of accounting for income taxes as set forth in FASB ASC 740--Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized.  In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), we report provisional amounts if we are able to determine a reasonable estimate but do not have the necessary information available, prepared, and analyzed in reasonable detail to complete the accounting for the Tax Cuts and Jobs Act (“the Tax Act”). We may revise our estimates as we finalize our accounting during a measurement period of up to one year from the enactment of the Tax Act. A valuation allowance is recorded when it is more likely than not that any of the deferred tax assets will not be realized.  In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.  If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income primarily consists of cumulative translation adjustments as well as changes in the value of cash flow hedges, net of income taxes.
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
Derivative Instruments
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates attributable to inventory purchases denominated in a foreign currency. Specifically, its Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, the Company enters into foreign exchange forward

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
contracts. These contracts typically mature within 12 months. The Company does not use forward contracts to engage in currency speculation and we do not enter into derivative financial instruments for trading purposes.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities based on their position as of the balance sheet date.
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
The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 inputs. Long-lived assets, primarily comprised of property and equipment, held and used with a carrying amount of $6.4 million were written down to their fair value, resulting in an impairment charge of $5.2 million, which was included in earnings for Fiscal 2017. For Fiscal 2016, long-lived assets held and used with a carrying amount of $4.2 million were written down to their fair value, resulting in an impairment charge of $4.0 million, which was included in earnings for Fiscal 2016. For Fiscal 2015, long-lived assets held and used with a carrying amount of $4.6 million were written down to their fair value, resulting in an impairment charge of $2.4 million, which was included in earnings for Fiscal 2015.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Issued Accounting Updates
Adopted in Fiscal 2017

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities and classification on the statement of cash flows. With respect to the accounting for income taxes, this guidance requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. The guidance also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements be presented within financing activities in the consolidated statement of cash flows. This presentation requirement is consistent with the Company’s current presentation, and will therefore have no impact to the Company. The Company adopted this guidance prospectively in the first fiscal quarter of 2017 and the adoption resulted in a reduction of our provision for income taxes of approximately $16.6 million for Fiscal 2017.

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

We have completed the process of reviewing our current accounting policies and business practices to identify potential differences that would result from applying the new guidance. The majority of our revenue is generated from sales of finished products directly to the consumer, which will continue to be recognized when control is transferred. We have also evaluated the impact that the guidance may have on the accounting for our retail promotional programs, including our loyalty and private label credit card programs, as well as gift cards, and the related classification of these items within our consolidated income statement. The new guidance requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. We plan to adopt this guidance in the first quarter of Fiscal 2018 using the modified-retrospective method and do not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial statements. The new guidance will also require expanded disclosures related to revenue streams, performance obligations and consideration and the related judgments used in developing the necessary estimates.

2. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
The Company's Board of Directors has authorized the following share repurchase programs: (1) $100.0 million on January 7, 2015 (the “2015 Share Repurchase Program”); (2) $250.0 million on December 8, 2015 (the “2015 $250 Million Share Repurchase Program”); and (3) $250.0 million in March 2017 (the "2017 Share Repurchase Program"). The 2015 Share Repurchase Program and the 2015 $250.0 Million Share Repurchase Program have been completed. At February 3, 2018, there was approximately $244.3 million remaining on the 2017 Share Repurchase Program. Additionally, in March 2018, the Board of Directors authorized a $250 million share repurchase program (the "2018 Share Repurchase Program"). Under the 2017 and 2018 Share Repurchase Programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. We may suspend or discontinue the program at any time, and may thereafter reinstitute purchases, all without prior announcement.
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

	Fiscal Year Ended
	February 3, 2018		January 28, 2017		January 30, 2016
	Shares	Value	Shares	Value	Shares	Value
Share repurchases related to:	(in thousands)
2014 Share Repurchase Program	—	—	—	—	640	39,791
2015 Share Repurchase Program	—	—	310	20,726	1,368	81,102
2015 $250 Million Share Repurchase Program program (1)	974	112,917	1,637	137,083	—	—
2017 Share Repurchase Program	37	5,662	—	—	—	—
Shares acquired and held in treasury	4	248	3	249	4	257

(1)
Inclusive of 0.3 million shares for approximately $33.1 million withheld to cover taxes in conjunction with the vesting of stock awards during Fiscal 2017 and 0.1 million shares for approximately $6.5 million during Fiscal 2016.

In accordance with FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro-rata allocation based on total shares outstanding.  Related to all shares retired for Fiscal 2017, Fiscal 2016, and Fiscal 2015, approximately $103.7 million, $133.0 million, and $98.0 million was charged to retained earnings, respectively.
Dividends
Related to Fiscal 2017 dividends, $29.7 million was charged to retained earnings, of which $28.1 million related to cash dividends paid and $1.6 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. Related to Fiscal 2016 dividends, $15.6 million was charged to retained earnings, of which $14.8 million related to cash dividends paid and $0.8 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. The Board of Directors authorized a quarterly cash dividend of $0.50 per share to be paid on April 27, 2018 to shareholders of record on the close of business on April 16, 2018. Future declarations of quarterly dividends, the establishment of future record dates, and the resulting payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.
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

The following table summarizes the Company’s stock-based compensation expense:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands)
Deferred Awards	$11,891	$8,906	$10,653
Performance Awards	18,906	19,134	10,466
Total stock-based compensation expense (1)	$30,797	$28,040	$21,119
____________________________________________

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)    A portion of stock-based compensation is included in cost of sales. Approximately $4.0 million, $3.6 million, and $2.5 million in Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively, were included in cost of sales. All other stock-based compensation is included in selling, general, and administrative expense.

The Company recognized a tax benefit related to stock-based compensation expense of $8.2 million, $11.1 million, and $8.3 million for Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.
At February 3, 2018, the Company had 852,245 shares available for grant under the Equity Plan.
Changes in the Company’s Unvested Stock Awards during Fiscal 2017, Fiscal 2016, and Fiscal 2015
Deferred Awards

	Fiscal Year Ended
	February 3, 2018		January 28, 2017		January 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Unvested Deferred Awards at beginning of year	469	$61.19	473	$54.62	592	$49.02
Granted	212	110.17	189	72.19	196	64.62
Vested	(202)	62.30	(163)	54.35	(250)	49.02
Forfeited	(59)	83.25	(30)	63.88	(65)	55.35
Unvested Deferred Awards at end of year	420	$82.30	469	$61.19	473	$54.62

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $19.6 million as of February 3, 2018, which will be recognized over a weighted average period of approximately 1.9 years.

The fair value of Deferred Awards held by the Company's employees that vested during Fiscal 2017, Fiscal 2016, and Fiscal 2015 was approximately $23.6 million, $12.2 million, and $15.5 million, respectively.
Performance Awards

	Fiscal Year Ended
	February 3, 2018			January 28, 2017		January 30, 2016
	Number of Performance Shares (1)		Weighted Average Grant Date Fair Value	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value
	(in thousands)			(in thousands)		(in thousands)
Unvested Performance Awards at beginning of year	515		$68.11	375	$61.37	345	$50.18
Granted	172		113.76	204	75.19	195	70.91
Shares earned in excess of target	203	203	50.97	—	—	—	—
Vested shares, including shares earned in excess of target	(301)		50.97	(54)	48.26	(147)	48.02
Forfeited	(45)		86.80	(10)	67.11	(18)	59.49
Unvested Performance Awards at end of year	544		$84.11	515	$68.11	375	$61.37
____________________________________________

(1)	For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.

For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%; however, the cumulative expense recognized reflects changes in

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated adjusted earnings per share, adjusted operating margin expansion, and adjusted return on invested capital as they occur. Based on the current number of Performance Awards expected to be earned, the total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $27.0 million as of February 3, 2018, which will be recognized over a weighted average period of approximately 1.7 years.
The fair value of Performance Awards held by the Company's employees that vested during Fiscal 2017, Fiscal 2016, and Fiscal 2015 was approximately $49.1 million, $4.4 million, and $2.3 million, respectively.
Stock Options
No stock options were issued during Fiscal 2017, Fiscal 2016, and Fiscal 2015 and at February 3, 2018, there were no stock options outstanding.
Outstanding Stock Options
Changes in the Company’s outstanding stock options for Fiscal 2017 were as follows:

	Fiscal Year Ended
	February 3, 2018		January 28, 2017		January 30, 2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding at beginning of year	—	$—	15	$29.05	30	$29.05
Granted	—	—	—	—	—	—
Exercised (1)	—	—	(15)	29.05	(15)	29.05
Forfeited	—	—	—	—	—	—
Options outstanding at end of year(2)	—	$—	—	$—	15	$29.05
Options exercisable at end of year(2)	—	$—	—	$—	15	$29.05
____________________________________________

(1)	The aggregate intrinsic value of options exercised was approximately $0.7 million and $0.5 million for Fiscal 2016 and Fiscal 2015, respectively.

(2)	The aggregate intrinsic value of options outstanding and exercisable at the end of Fiscal 2015 was approximately $0.5 million.

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	February 3, 2018	January 28, 2017
	(in thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403
Building and improvements	35,548	35,548
Material handling equipment	50,102	48,345
Leasehold improvements	308,465	317,884
Store fixtures and equipment	262,363	251,055
Capitalized software	237,786	204,901
Construction in progress	9,498	7,316
	907,165	868,452
Less accumulated depreciation and amortization	(648,628)	(604,172)
Property and equipment, net	$258,537	$264,280

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During Fiscal 2017, the Company performed impairment testing on 1,014 stores with a total net book value of $79.4 million. During Fiscal 2017, the Company recorded $2.8 million of impairment charges primarily related to 21 stores, all of which were fully impaired. Additionally, the Company recorded asset impairment charges of $2.4 million related to the write-down of information technology systems.

During Fiscal 2016, the Company performed impairment testing on 1,039 stores with a total net book value of $91.4 million. During Fiscal 2016, the Company recorded $2.7 million of impairment charges primarily related to 28 underperforming stores, of which 11 were fully impaired and 17 were partially impaired. Additionally, the Company recorded asset impairment charges of $1.3 million related to the write-down of some previously capitalized development costs and information technology systems.

During Fiscal 2015, the Company performed impairment testing on 1,069 stores with a total net book value of $114.5 million. During Fiscal 2015, the Company recorded $2.4 million of impairment charges primarily related to 22 underperforming stores, of which 10 were fully impaired and 12 were partially impaired.

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
As of February 3, 2018, the Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at February 3, 2018 and January 28, 2017 was approximately $0.7 million and $1.0 million, respectively. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of the Company’s credit facility:

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	February 3, 2018	January 28, 2017
	(In millions)
Credit facility maximum	$250.0	$250.0
Borrowing base (1)	250.0	223.8

Outstanding borrowings	21.5	15.4
Letters of credit outstanding—standby	7.0	7.3
Utilization of credit facility at end of period	28.5	22.7

Availability (2)	$221.5	$201.1

Interest rate at end of period	5.0%	2.8%

	Fiscal 2017	Fiscal 2016
Average end of day loan balance during the period	$45.8	$39.9
Highest end of day loan balance during the period	98.2	95.8
Average interest rate	2.9%	2.4%
____________________________________________

(1)	Lower of the credit facility maximum or the total borrowing base collateral.

(2)	The sub-limit availability for letters of credit was $43.0 million and $42.7 million at February 3, 2018 and January 28, 2017, respectively.

6.	OTHER CURRENT AND NON-CURRENT ASSETS
Prepaid expenses and other current assets are comprised of the following:

	February 3, 2018	January 28, 2017
	(In thousands)
Prepaid income taxes	$21,069	$460
Prepaid property expense	7,093	19,576
Prepaid maintenance contracts	6,444	3,516
Prepaid marketing	3,892	5,298
Other	7,958	4,044
Total prepaid expenses and other current assets	$46,456	$32,894
Other non-current assets are comprised of the following:

	February 3, 2018	January 28, 2017
	(In thousands)
Prepaid cloud computing	$5,534	$—
Prepaid maintenance contracts	2,352	—
Security deposits	1,960	3,171
Other	2,643	2,151
Total other assets	$12,489	$5,322

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	OTHER CURRENT AND LONG-TERM LIABILITIES
Accrued expenses and other current liabilities are comprised of the following:

	February 3, 2018	January 28, 2017
	(In thousands)
Accrued salaries and benefits	42,073	49,199
Customer liabilities	18,791	18,880
Accrued professional fees	6,707	6,370
Accrued store expenses	5,796	6,305
Insurance reserves	5,560	3,329
Sales taxes and other taxes payable	5,432	5,164
Accrued property expenses	5,171	4,142
Accrued freight	4,509	4,685
Deferred revenue for MyPlace Rewards loyalty program	4,138	2,965
Deferred revenue	3,803	3,133
Accrued marketing	3,342	3,287
Accrued capital expenditures	2,709	2,981
Other	13,822	11,357
Total accrued expenses and other current liabilities	$121,853	$121,797
Other long-term liabilities are comprised of the following:

	February 3, 2018	January 28, 2017
	(In thousands)
Deferred revenue	$7,444	$8,382
Insurance reserves	5,308	6,454
Other	2,200	1,707
Other long-term liabilities	$14,952	$16,543

8.	COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company leases all of its stores, corporate offices, and distribution facilities (except the Ft. Payne, Alabama distribution center which the Company owns), and certain office equipment, store fixtures and automobiles, under operating leases expiring through 2029. The leases require fixed minimum annual rental payments plus, under the terms of certain leases, additional payments for taxes, other expenses, and additional rent based upon sales.
Store, corporate offices, and distribution facilities minimum rent, contingent rent, and sublease income are as follows:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands)
Minimum rentals	154,493	157,647	159,641
Additional rent based upon sales	1,924	1,367	751
Sublease income	(2,592)	(2,275)	(2,766)
Future minimum annual lease payments under the Company's operating leases at February 3, 2018 were as follows:

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum Operating Lease Payments
(In thousands)
2018	$137,557
2019	121,496
2020	100,144
2021	76,951
2022	51,819
Thereafter	71,358
Total minimum lease payments	$559,325
Purchase Commitments
As of February 3, 2018, the Company has entered into various purchase commitments for merchandise for re-sale of approximately $127.2 million and approximately $15.0 million for equipment, construction, and other non-merchandise commitments.
Employment Agreements
The Company has an employment agreement with its President and Chief Executive Officer, which provides for severance of two times the sum of base salary plus bonus, and certain other payments and benefits following any termination without cause or for “good reason”. As of February 3, 2018, these cash severance benefits approximated $7.9 million. In the event of a change in control of the Company, certain executives will receive, in the aggregate, approximately $28.7 million of cash severance benefits should they either be terminated or voluntarily terminate their employment due to a degradation of duties as defined in their change in control agreements.
Loss Contingency for Foreign Exchange Control Penalties
During the fourth quarter of Fiscal 2016, the Company determined that one of its foreign subsidiaries had not complied with local foreign exchange control funding regulations related to offshore funding of those operations. The Company has taken steps during Fiscal 2017 to report the noncompliance to the foreign jurisdiction at issue under a voluntary disclosure program. The Company has concluded that, based on currently available information, a reasonable estimate of penalties payable by the Company arising from the matter will range between $2.2 million and $2.8 million.  In making its estimates, however, the Company notes that this range is based on currently available information and involves elements of judgment and significant uncertainties, and that actual penalties may exceed the high end of the range.  The Company has recorded a provision for potential penalties, arising from this matter, totaling $2.2 million in its consolidated financial statements.

9. LEGAL MATTERS
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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through the date of preliminary approval by the court of the settlement. The settlement is subject to court approval and provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. The settlement, if ultimately approved by the court, will result in the dismissal of all claims through the date of the court’s preliminary approval of the settlement. However, if the settlement is rejected by the court, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements within selling, general, and administrative expenses in the first quarter of Fiscal 2017.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

10.	INCOME TAXES
The components of income before taxes are as follows:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands)
Domestic	$100,288	$90,990	$46,053
Foreign	60,915	56,023	43,329
Total income before provision for income taxes	$161,203	$147,013	$89,382
The components of the Company's provision for income taxes consisted of the following:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands)
Current:
Federal(1)	$29,968	$34,056	$7,248
State and local(1)	25	8,527	2,275
Foreign	11,618	11,473	9,809
	41,611	54,056	19,332
Deferred:
Federal	30,828	(8,068)	9,649
State and local	3,546	(1,691)	2,548
Foreign	520	380	(31)
	34,894	(9,379)	12,166
Total provision for income taxes	$76,505	$44,677	$31,498
Effective tax rate	47.5%	30.4%	35.2%
(1)    The February 3, 2018 federal, state, and local tax provision includes benefits resulting from stock-based compensation arrangements recognized under ASU 2016-09--Improvements to Employee Share Based Payment Accounting. The Company has adopted ASU 2016-09 prospectively. Accordingly, no adjustments have been made for the benefits recognized for the years ended January 28, 2017 and January 30, 2016. Such benefits were recorded in equity for the years ended January 28, 2017 and January 30, 2016.
A reconciliation between the calculated tax provision on income based on a U.S. federal statutory rate of 34.3% and the effective tax rate is as follows:

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands)
Calculated income tax provision at U.S. federal statutory rate (1)	$55,246	$51,455	$31,284
State and local income taxes, net of federal benefit (2)	2,347	4,443	3,052
Foreign tax rate differential (3)	(10,794)	(10,116)	(9,744)
Non-deductible expenses	514	2,514	2,729
Excess tax benefits related to stock compensation	(16,610)	—	—
U.S. transition taxes on deemed repatriation of foreign earnings	37,607	—	—
Revaluation of deferred tax assets and liabilities	5,646	—	—
Foreign withholding and state tax on unremitted earnings	8,530	—	—
Unrecognized tax benefits	(3,199)	(1,673)	3,892
Change in valuation allowance	(28)	19	399
Other	(2,754)	(1,965)	(114)
Total provision for income taxes	$76,505	$44,677	$31,498
(1) The U.S federal statutory rate for Fiscal 2017 is based on 337 days at 35% and 34 days at 21%.
(2) For Fiscal 2017, state and local taxes, net of federal benefit of $1.9 million and $1.0 million, are included in excess tax benefits related to stock compensation and foreign withholding and state taxes on unremitted earnings, respectively.
(3) The foreign tax rate differential is due to the Company having a lower foreign effective tax rate as compared to its U.S. federal statutory tax rate of 34.3% for Fiscal 2017 and 35% for Fiscal 2016 and Fiscal 2015. The Company has substantial operations in both Hong Kong and Canada, which have lower statutory income tax rates as compared to the U.S. The Company's foreign effective tax rates for Fiscal 2017, Fiscal 2016, and Fiscal 2015 were 19.9%, 21.2%, and 22.6%, respectively. This rate will fluctuate from year to year in response to changes in the mix of income by country as well as changes in foreign jurisdiction tax laws.

The assessment of the amount of value assigned to our deferred tax assets under the applicable accounting rules is judgmental.  We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future.  Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations.  Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved.  Realization of our deferred tax assets is dependent on generating sufficient taxable income in future periods.  We believe that it is more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the value assigned to our deferred tax assets.  However, if future events cause us to conclude that it is not more likely than not that we will be able to recover all of the value assigned to our deferred tax assets, we will be required to adjust our valuation allowance accordingly.
The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows:

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	February 3, 2018	January 28, 2017
	(In thousands)
Noncurrent Assets (1):
Deferred rent	$8,755	$13,425
Stock-based compensation	11,500	16,093
Reserves	12,864	24,399
Inventory	2,506	4,398
Property and equipment, net	(16,911)	(6,900)
Prepaid expenses	(2,613)	(3,823)
Foreign and state tax on unremitted earnings	(3,107)	—
Hedging transactions	(296)	(354)
Net operating loss carryforwards and other tax credits	2,284	2,312
Valuation allowance	(2,284)	(2,312)
Total deferred tax asset, net	$12,698	$47,238
(1) In November 2015, the FASB issued guidance relating to balance sheet classification of deferred taxes. This guidance simplifies the current guidance by requiring entities to classify all deferred tax assets and liabilities, together with any related valuation allowance, as noncurrent on the balance sheet. The Company adopted this guidance in the first fiscal quarter of 2017 and applied its provisions prospectively. As a result, the prior periods were not retrospectively adjusted.

The Company has foreign net operating loss carryforwards of approximately $5.9 million, which do not expire. The Company also has an Alternative Minimum Tax credit ("AMT") in Puerto Rico of approximately $0.7 million which does not expire.
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

On December 22, 2017, the U.S. government passed the Tax Act. The Tax Act is comprehensive tax legislation that implements complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21% and a move from a global tax regime to a modified territorial regime, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S. The transition tax is payable over eight years.
Due to the complexities of the Tax Act, the SEC staff issued SAB 118 that allows the company to record a provisional amount for any income tax effects of the Tax Act in accordance with ASC 740--Income Taxes, to the extent that a reasonable estimate can be made. SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We have recorded provisional amounts for any items that could be reasonably estimated at this time. This includes the one-time transition tax that we have estimated to be $37.6 million, which is based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be $388 million, which was previously considered to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes were provided. Within our consolidated balance sheets, $3.0 million is included in current income tax payable and $34.6 million is included in long-term liabilities related to this tax. Additionally, we recorded $8.5 million of related foreign and state withholding taxes on our previously undistributed foreign earnings. Also included is the revaluation of U.S. deferred tax assets and liabilities due to the lower enacted federal income tax rate, of 21%, that was effective January 1, 2018. The Company accrued a net deferred tax expense of $5.7 million attributable to the revaluation.  The final impact will not be known until the actual 2017 U.S. tax return is submitted in 2018. In the aggregate, during the fourth quarter of Fiscal 2017, the impact of the Tax Act resulted in a one-time tax expense of approximately $51.8 million.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of accumulated post-1986 prescribed foreign E&P and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any additional outside basis differences inherent in these entities, as these amounts continue to be provisionally indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable.
The Tax Act also includes provisions to tax global intangible low-taxed income (“GILTI”) and a base erosion and anti-abuse tax (“BEAT”) that imposes tax on certain foreign related-party payments. The Company is subject to the GILTI and BEAT provisions, which are effective January 1, 2018. The Company is in the process of assessing the effects of these provisions for 2018 but does not expect there will be a material impact on its consolidated financial statements.
The ultimate impacts of the Tax Act may differ from the estimate above, possibly materially, due to additional guidance from the U.S. government, updates or changes in the Company’s assumptions, revision of accounting standards for income taxes or related interpretations and future information that may become available.

Uncertain Tax Benefits
Tax positions are evaluated in a two-step process. The Company first determines whether it is more-likely-than-not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.
A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	February 3, 2018	January 28, 2017
	(In thousands)
Beginning Balance	$6,326	$8,381
Additions for current year tax positions	1,154	688
Additions for prior year tax positions	252	250
Reductions for prior year tax positions	—	(1,996)
Reductions related to settlements with taxing authorities	(3,156)	(46)
Reductions due to a lapse of the applicable statute of limitations	(564)	(1,141)
Impact of foreign currency translation	(107)	190
Ending Balance	$3,905	$6,326
Approximately $4.0 million of unrecognized tax benefits, inclusive of accrued interest and penalties, at February 3, 2018 would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that there may be a reduction of approximately $0.2 million of unrecognized tax benefits in the next 12 months as a result of settlements with taxing authorities and statute of limitations expirations.
The Company accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. At February 3, 2018 and January 28, 2017, accrued interest and penalties included in unrecognized tax benefits were approximately $0.1 million and $1.0 million, respectively. Interest, penalties, and reversals, thereof, net of taxes, was a benefit of $0.9 million in Fiscal 2017, a benefit of $0.3 million in Fiscal 2016 and a benefit of $0.4 million in Fiscal 2015.
The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for federal income tax purposes. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state, and local or foreign tax authorities for tax years fiscal 2012 and prior.

11.	SEGMENT INFORMATION
In accordance with the “Segment Reporting” topic of the FASB ASC, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following tables provide segment level financial information for Fiscal 2017, Fiscal 2016, and Fiscal 2015:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(In thousands)
Net sales:
The Children’s Place U.S.	$1,650,620	$1,567,556	$1,518,117
The Children’s Place International(1)	219,655	217,760	207,660
Total net sales	$1,870,275	$1,785,316	$1,725,777
Operating income:
The Children’s Place U.S.	$132,152	$113,376	$65,221
The Children’s Place International	29,358	34,032	24,859
Total operating income(2)	$161,510	$147,408	$90,080

Operating income as a percent of net sales:
The Children’s Place U.S.	8.0%	7.2%	4.3%
The Children’s Place International	13.4%	15.6%	12.0%
Total operating income	8.6%	8.3%	5.2%
Depreciation and amortization:
The Children’s Place U.S.	$60,732	$58,626	$55,937
The Children’s Place International	7,427	7,108	6,748
Total depreciation and amortization	$68,159	$65,734	$62,685
Capital expenditures:
The Children’s Place U.S.	$57,360	$33,447	$41,304
The Children’s Place International	1,297	1,237	841
Total capital expenditures	$58,657	$34,684	$42,145

(1)
Net sales from The Children's Place International are primarily derived from revenues from Canadian operations. Our foreign subsidiaries, primarily in Canada, have operating results based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars.

(2)
Includes costs incurred related to a provision for a legal settlement, asset impairment charges, costs related to foreign exchange control penalties, a sales and use tax audit settlement, and costs arising out of the restructuring of certain store and corporate operations totaling approximately $17.4 million for Fiscal 2017. Includes costs incurred related to asset impairment charges, foreign exchange control penalties, legal settlements and costs arising out of the restructuring of certain store and corporate operations, of approximately $4.3 million for Fiscal 2016. Includes costs incurred related to asset impairment charges, proxy contest costs, legal settlements and costs arising out of the restructuring of certain store and corporate operations, of approximately $20.7 million for Fiscal 2015.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	February 3, 2018	January 28, 2017
	(In thousands)
Total assets:
The Children’s Place U.S.	$750,670	$735,953
The Children’s Place International	189,558	174,546
Total assets	$940,228	$910,499

Geographic Information
The Company's long-lived assets are located in the following countries:

	February 3, 2018	January 28, 2017
	(In thousands)
Long-lived assets(1):
United States	$258,660	$253,940
Canada	11,119	14,385
Asia	1,247	1,277
Total long-lived assets	$271,026	$269,602
____________________________________________

(1)	The Company's long-lived assets are comprised of net property and equipment and other assets.

12.	DERIVATIVE INSTRUMENTS
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
All derivative instruments are presented at gross fair value on the Consolidated Balance Sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of February 3, 2018 and January 28, 2017 the Company had foreign exchange forward contracts with an aggregate notional amount of $30.0 million and $21.4 million, respectively, and the fair value of the derivative instruments was an asset of $1.6 million and $1.3 million, respectively. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded in cash flows from operating activities within the consolidated statements of cash flows.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. During Fiscal 2017, approximately $0.2 million of the effective portion of the gain on the derivative was reclassified into earnings within cost of sales. As of February 3, 2018, the gross value related to hedges of these transactions in OCI was approximately $1.0 million. Assuming February 3, 2018 exchange rates remain constant, $0.8 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized in earnings within selling, general, and administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of February 3, 2018.

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
The following tables reflect quarterly consolidated statements of income for the periods indicated (unaudited):

	Fiscal Year Ended February 3, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(in thousands, except earnings per share)
Net sales	$436,676	$373,601	$490,026	$569,972
Gross profit	170,591	128,405	202,433	209,926
Selling, general, and administrative expenses	112,127	108,227	118,288	137,844
Asset impairment charges	484	974	3,203	529
Other costs	4	6	4	(4)
Depreciation and amortization	15,692	15,979	16,789	19,699
Operating income	42,284	3,219	64,149	51,858
Income before income taxes	42,246	2,928	64,049	51,980
Provision (benefit) for income taxes	6,017	(11,362)	19,972	61,878
Net income (loss)	36,229	14,290	44,077	(9,898)

Diluted earnings (loss) per share	$1.97	$0.79	$2.44	$(0.57)
Diluted weighted average common shares outstanding	18,401	18,177	18,090	17,359

Cash dividends declared and paid per common share	$0.4000	$0.4000	$0.4000	$0.4000
____________________________________________

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Significantly impacting the fourth quarter of Fiscal 2017 was a one-time tax charge of approximately $51.8 million as a result of the Tax Act. See Note 10 for further details.

	Fiscal Year Ended January 28, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(in thousands, except earnings per share)
Net sales	$419,351	$371,416	$473,777	$520,772
Gross profit	165,351	123,871	194,517	187,854
Selling, general, and administrative expenses	109,212	107,903	115,442	121,586
Asset impairment charges	—	2,826	392	808
Other costs	68	191	17	6
Depreciation and amortization	16,461	15,891	16,586	16,796
Operating income (loss)	39,610	(2,940)	62,080	48,658
Income (loss) before income taxes	39,536	(3,116)	61,922	48,671
Provision (benefit) for income taxes	13,551	(1,105)	17,756	14,475
Net income (loss)	25,985	(2,011)	44,166	34,196

Diluted earnings (loss) per share	$1.33	$(0.11)	$2.36	$1.86
Diluted weighted average common shares outstanding	19,569	18,811	18,703	18,419

Cash dividends declared and paid per common share	$0.2000	$0.2000	$0.2000	$0.2000
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
The 401(k) Plan is available for all U.S. employees who have completed 90 days of service with the Company. Following guidance in IRS Notice 98-52 related to the design‑based alternative, or “safe harbor,” 401(k) plan method, the Company modified its 401(k) Plan for Company match contributions for non-highly compensated associates, as defined in the Code. For non-highly compensated associates, the Company matches the first 3% of the participant's contribution and 50% of the next 2% of the participant's contribution and the Company match contribution vests immediately. For highly compensated associates, the Company has the discretion to match the lesser of 50% of the participant's contribution or 2.5% of the participant's covered compensation and the Company match contribution vests over 5 years. The Company's matching contributions were approximately $3.2 million in Fiscal 2017, $1.8 million in Fiscal 2016, and $2.2 million in Fiscal 2015.
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

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Deferred Compensation Plan liability, excluding Company stock, at fair value, was approximately $1.8 million and $1.0 million at February 3, 2018 and January 28, 2017, respectively.  The value of the Deferred Compensation Plan assets was approximately $1.8 million and $1.0 million at February 3, 2018 and January 28, 2017, respectively.  Company stock was $2.4 million and $2.2 million at February 3, 2018 and January 28, 2017, respectively.
Other Plans
Under statutory requirements, the Company contributes to retirement plans for its Canadian, Puerto Rican and Asian operations. Contributions under these plans were approximately $0.9 million, $0.5 million, and $0.4 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

15.	SUBSEQUENT EVENTS
In March of 2018, the Board of Directors authorized a $250 million share repurchase program (the "2018 Share Repurchase Program"). Additionally, a quarterly cash dividend of $0.50 per share was authorized to be paid on April 27, 2018 to shareholders of record on the close of business on April 16, 2018. Future declarations of quarterly dividends, the establishment of future record dates, and the resulting payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.
Additionally, the Company announced that it has entered into an Accelerated Share Repurchase ("ASR") program to repurchase an aggregate of $125 million of the Company's common stock under its 2017 Share Repurchase Program using cash repatriated from its foreign subsidiaries.

THE CHILDREN'S PLACE, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of year	Charged to expense	Deductions	Balance at end of year
	(In thousands)
Lower of cost or net realizable value (1)
Fiscal year ended February 3, 2018	$2,552	$—	$(324)	$2,228
Fiscal year ended January 28, 2017	$3,696	$—	$(1,144)	$2,552
Fiscal year ended January 30, 2016	$1,925	$2,356	$(585)	$3,696

(1)	Reflects adjustment of inventories to net realizable value. Column C represents increases to the reserve and Column D represents decreases to the reserve based on quarterly assessments of the reserve.

(a)(3)     Exhibits.

Exhibit	Description

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
4.2(1)
Amended Form of Certificate for Common Stock of the Company filed as Exhibit 4.2 to the registrant's Annual Report on Form 10-K for the period ended January 28, 2017, is incorporated by reference herein.

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

10.35
Twelfth Amendment to the Credit Agreement, dated September 15, 2015, by and among the Company and The Children's Place Services Company, LLC, as borrowers, The Children's Place (International), LLC, The Children's Place Canada Holdings, Inc., the childrensplace.com, inc., TCP IH II, LLC, TCP International IP Holdings, LLC and TCP International Product Holdings, LLC, as guarantors, Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent and Collateral Agent, L/C Issuer, Swing Line Lender and as a lender and Bank of America, N.A., HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as lenders, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2015, is incorporated by reference herein.

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

10.38(*)
Letter Agreement dated May 16, 2017 between The Children's Place Services Company, LLC and Pamela B. Wallack filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended April 29, 2017, is incorporated by reference herein.

10.39(*)
Letter Agreement dated May 24, 2017 between The Children's Place Services Company, LLC and John Sullivan filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended July 29, 2017, is incorporated by reference herein.

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
March 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Norman Matthews	Chairman of the Board	March 22, 2018
Norman Matthews

/S/ Jane T. Elfers	Director, Chief Executive Officer and President	March 22, 2018
Jane T. Elfers	(Principal Executive Officer)

/S/ Anurup Pruthi	Chief Financial Officer	March 22, 2018
Anurup Pruthi	(Principal Financial and Accounting Officer)

/S/ Joseph Alutto	Director	March 22, 2018
Joseph Alutto

/S/ John E. Bachman	Director	March 22, 2018
John E. Bachman

/S/ Marla Malcolm Beck	Director	March 22, 2018
Marla Malcolm Beck

/S/ Joseph Gromek	Director	March 22, 2018
Joseph Gromek

/S/ Robert Mettler	Director	March 22, 2018
Robert Mettler

/S/ Stanley W. Reynolds	Director	March 22, 2018
Stanley Reynolds

/S/ Susan Sobbott	Director	March 22, 2018
Susan Sobbott