Form 10-Q
period 2018-05-05
Childrens Place, Inc.
filed 2018-05-29
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of May 24, 2018 was 16,639,613 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 5, 2018

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 5, 2018	February 3, 2018	April 29, 2017
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$90,121	$244,519	$175,628
Short-term investments	—	15,000	55,800
Accounts receivable	31,960	26,094	31,538
Inventories	334,680	324,435	257,298
Prepaid expenses and other current assets	69,569	46,456	33,030
Total current assets	526,330	656,504	553,294
Long-term assets:
Property and equipment, net	260,762	258,537	263,884
Deferred income taxes	9,986	12,698	50,103
Other assets	13,849	12,489	4,975
Total assets	$810,927	$940,228	$872,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$46,800	$21,460	$27,400
Accounts payable	219,488	210,300	152,439
Income taxes payable	1,326	6,911	21,999
Accrued expenses and other current liabilities	97,487	121,853	96,372
Total current liabilities	365,101	360,524	298,210
Long-term liabilities:
Deferred rent liabilities	49,019	52,425	58,372
Other tax liabilities	3,914	4,030	3,213
Income taxes payable	34,598	34,598	—
Other long-term liabilities	15,158	14,952	16,777
Total liabilities	467,790	466,529	376,572
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 17,409, 17,257 and 17,484 issued; 16,605, 17,211 and 17,441 outstanding	1,741	1,726	1,748
Additional paid-in capital	242,675	258,501	244,272
Treasury stock, at cost (804, 46 and 43 shares)	(102,498)	(2,436)	(2,250)
Deferred compensation	2,498	2,436	2,250
Accumulated other comprehensive loss	(14,010)	(12,831)	(25,362)
Retained earnings	212,731	226,303	275,026
Total stockholders’ equity	343,137	473,699	495,684
Total liabilities and stockholders’ equity	$810,927	$940,228	$872,256
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(In thousands, except earnings per share)
Net sales	$436,314	$436,676
Cost of sales (exclusive of depreciation and amortization)	276,122	266,085
Gross profit	160,192	170,591
Selling, general, and administrative expenses	118,471	112,131
Depreciation and amortization	17,406	15,692
Asset impairment charges	1,257	484
Operating income	23,058	42,284
Interest expense	(663)	(508)
Interest income	366	470
Income before provision for income taxes	22,761	42,246
Provision (benefit) for income taxes	(8,776)	6,017
Net income	$31,537	$36,229

Earnings per common share
Basic	$1.85	$2.06
Diluted	$1.78	$1.97

Weighted average common shares outstanding
Basic	17,002	17,613
Diluted	17,734	18,401

Cash dividends declared per common share	$0.50	$0.40

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(In thousands)
Net income	$31,537	$36,229
Other comprehensive income:
Foreign currency translation adjustment	(1,206)	(5,898)
Change in fair value of cash flow hedges, net of income taxes	27	877
Total comprehensive income	$30,358	$31,208

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,537	$36,229
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,406	15,692
Stock-based compensation	8,797	7,659
Deferred taxes	2,573	(3,032)
Asset impairment charges	1,257	484
Other	91	90
Changes in operating assets and liabilities:
Inventories	(11,070)	28,179
Accounts receivable and other assets	(6,736)	221
Income taxes payable, net of prepayments	(16,436)	8,159
Accounts payable and other current liabilities	(40,283)	(58,226)
Deferred rent and other liabilities	119	(6,244)
Net cash provided by (used in) operating activities	(12,745)	29,211
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,065)	(13,292)
Purchase of short-term investments	—	(55,800)
Proceeds from sale of short-term investments	15,000	49,300
Change in deferred compensation plan	(333)	(398)
Net cash provided by (used in) investing activities	3,602	(20,190)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock, including shares surrendered for tax withholdings and transaction costs	(162,248)	(32,810)
Payment of dividends	(8,409)	(7,002)
Borrowings under revolving loan	301,340	154,200
Repayments under revolving loan	(276,000)	(142,181)
Net cash used in financing activities	(145,317)	(27,793)
Effect of exchange rate changes on cash and cash equivalents	62	691
Net decrease in cash and cash equivalents	(154,398)	(18,081)
Cash and cash equivalents, beginning of period	244,519	193,709
Cash and cash equivalents, end of period	$90,121	$175,628

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$5,572	$4,884
Cash paid during the period for interest	595	441
Increase (decrease) in accrued purchases of property and equipment	1,042	(4,596)

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of May 5, 2018 and April 29, 2017 and the results of its consolidated operations for the thirteen weeks ended May 5, 2018 and April 29, 2017 and cash flows for the thirteen weeks ended May 5, 2018 and April 29, 2017. The consolidated financial position as of February 3, 2018 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 5, 2018 and April 29, 2017 are not necessarily indicative of operating results for a full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:

•	First Quarter 2018 — The thirteen weeks ended May 5, 2018

•	First Quarter 2017 — The thirteen weeks ended April 29, 2017

•	FASB — Financial Accounting Standards Board

•	SEC — U.S. Securities and Exchange Commission

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States

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
Revenue Recognition
The Company adopted Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers” ("Topic 606") as of the beginning of fiscal 2018 using the modified retrospective transition method. Topic 606 requires the use of a five-step model to recognize revenue.
See Note 2 "Revenues" for further details on the Company's adoption of Topic 606.
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
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of a defined number of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest (the "Target Shares") in addition to a service period requirement. For Performance Awards issued during fiscal 2015 (the “2015 Performance Awards”), an employee may earn from 0% to 300% of their Target Shares based on the adjusted earnings per share achieved for a cumulative three-fiscal year performance period and our 3-year total shareholder return (“TSR”) relative to that of companies in our peer group. The 2015

Performance Awards cliff vest, if earned, after completion of the applicable three year performance period.  The 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016 and 2017 (the “2016 and 2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period and adjusted return on invested capital ("adjusted ROIC") achieved as of the end of the performance period. The 2016 and 2017 Performance Awards cliff vest, if earned, after completion of the three-year performance period. The fair value of the 2016 and 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. For Performance Awards issued during fiscal 2018 (the “2018 Performance Awards”), an employee may earn from 0% to 250% of their Target Shares based on cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, adjusted ROIC achieved as of the end of the performance period and our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period. The 2018 Performance Awards cliff vest, if earned, after completion of the three-year performance period. The fair value of the 2018 Performance Awards granted is based on the closing price of our common stock on the grant date.
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

Recently Issued Accounting Standards

Adopted in Fiscal 2018

In May 2014, the FASB issued guidance relating to revenue recognition from contracts with customers. This guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted this guidance in the First Quarter of 2018 using the modified retrospective method. This adoption did not have a material impact on the Company’s consolidated financial statements. Refer to Note 2, "Revenues", for additional information.

To Be Adopted After Fiscal 2018

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

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right of use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. We are developing an implementation plan and gathering information to assess which of our real estate, personal property and other arrangements may meet the definition of a lease as contemplated in the guidance. While we are currently reviewing the potential impact of this standard, we would expect that the adoption of this standard will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet given the extent of our lease portfolio.

2. REVENUES
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On February 4, 2018, the Company adopted Topic 606 "Revenue from Contracts with Customers" using the modified retrospective method. Results for reporting periods beginning February 4, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605 "Revenue Recognition". Upon adoption of this guidance, there was no material impact to the Company's consolidated financial statements.

We recorded a net increase to opening retained earnings, net of taxes, of approximately $0.9 million as of February 4, 2018 due to the cumulative impact of adopting Topic 606. The impact primarily related to the accounting for gift card breakage of approximately $2.3 million, partially offset by our private label credit card program of approximately $1.1 million, net of taxes of $0.3 million:

	February 3, 2018	Adjustments	February 4, 2018
	(As reported)		(As amended)
	(In thousands)
Retained earnings	$226,303	875	$227,178

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet and income statement were as follows, with the impact primarily related to the accounting for our private label credit card program and gift card breakage:

	For the period ended May 5, 2018
Balance Sheet	As reported	Balances without adoption of Topic 606	Effect of adoption Higher/(Lower)
	(In thousands)
Property and equipment, net	$260,762	259,976	$786
Deferred income taxes	$9,986	10,349	$(363)
Other assets	$13,849	13,633	$216
Accrued expenses and other current liabilities	$97,487	96,282	$1,205
Other long-term liabilities	$15,158	16,748	$(1,590)
Retained earnings	$212,731	211,707	$1,024

	For the period ended May 5, 2018
Income Statement	As reported	Amounts without adoption of Topic 606	Effect of adoption Higher/(Lower)
	(In thousands)
Net sales	$436,314	432,090	$4,224
Selling, general, and administrative expenses	$118,471	114,477	$3,994
Depreciation and amortization	$17,406	17,371	$35
Operating income	$23,058	22,863	$195

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following table presents our revenues disaggregated by geography:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net sales:	(In thousands)
South	$153,764	$154,394
Northeast	105,878	105,712
West	66,605	64,923
Midwest	57,501	59,745
International and other	52,566	51,902
Total net sales	$436,314	$436,676

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $2.6 million and $2.8 million as of May 5, 2018 and April 29, 2017, respectively, based on historical data for e-commerce sales shipped but not yet received by the customer and is recorded in accrued expenses and other current liabilities. Sales tax collected from customers is excluded from revenue.

For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company's sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was approximately $1.3 million and $2.6 million as of May 5, 2018 and April 29, 2017, respectively.

Our private label credit card is issued to our customers for use exclusively at The Children's Place stores and online at www.childrensplace.com, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to us. The private label credit card includes multiple performance obligations, including marketing and promoting the program on behalf of the bank and the operation of the loyalty rewards program. Included in the agreement with the third-party financial institution was an upfront bonus paid to the Company. The upfront bonus is recognized as revenue and allocated between brand and reward obligations. As the license of the Company’s brand is the predominant item in the performance obligation, the amount allocated to the brand obligation is recognized on a straight-line basis over the initial term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur.

In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration, such as additional bonuses, including profit-sharing, over the life of the program. Similar to the upfront bonus, the usage-based royalties and bonuses are recognized as revenue and allocated between the brand and reward obligations. The amount allocated to the brand obligation is recognized on a straight-line basis over the initial term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur. In addition, the annual profit-sharing amount is estimated and recognized quarterly within an annual period when earned. The additional bonuses are amortized over the contract term based on anticipated progress against future targets and level of risk associated with achieving the targets. The Company deferred approximately $1.1 million as of May 5, 2018 in relation to its private label credit card performance obligations.

The Company has a points-based customer loyalty program, in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities. The total contract liability related to this program was $4.8 million and $3.3 million as of May 5, 2018 and April 29, 2017, respectively. The following table provides the reconciliation of the contract liability related to this program:

Contract Liability
(In thousands)
Balance at February 3, 2018	$4,138
Loyalty points earned	7,295
Loyalty points redeemed	(6,670)
Balance at May 5, 2018	$4,763

The Company's policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within net sales during the First Quarter 2018 and within selling, general, and administrative expenses during the First Quarter 2017. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The total contract liability related to gift cards issued was $15.9 million and $18.9 million as of May 5, 2018 and April 29, 2017, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(In thousands)
Balance at February 3, 2018	$16,145
Gift cards sold	7,647
Gift cards redeemed	(7,283)
Gift card breakage	(616)
Balance at May 5, 2018	$15,893

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

3.	STOCKHOLDERS’ EQUITY
Share Repurchase Programs
The Company's Board of Directors has authorized the following share repurchase programs which were active during the First Quarter 2018 and First Quarter 2017: (1) $250 million in December 2015 (the "2015 $250 Million Share Repurchase Program"); (2) $250 million in March 2017 (the "2017 Share Repurchase Program"); and (3) $250 million in March 2018 (the "2018 Share Repurchase Program"). The 2015 $250 Million Share Repurchase Program has been completed. At May 5, 2018, there was approximately $332.1 million in the aggregate remaining on the 2017 and 2018 Share Repurchase Programs. Under these programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements and other market and business conditions. The Company may suspend or discontinue a program at any time, and may thereafter reinstitute purchases, all without prior announcement.
In March 2018, as part of its share repurchase programs, the Company entered into an accelerated share repurchase program with Goldman Sachs & Co. LLC ("Goldman") under which it made an upfront payment of $125 million in exchange for an initial delivery of 0.8 million shares of its common stock, representing 80% of the total shares ultimately expected to be delivered over the program's term (the "ASR Program"). The initial shares delivered to the Company, which had an aggregate cost of $100 million based on the March 22, 2018 closing share price, were immediately retired and recorded as an increase to treasury stock. As of May 5, 2018, $25 million, representing the difference between the upfront $125 million payment and the $100 million cost of the initial share delivery, was recorded as a reduction to additional paid-in capital in the Company's consolidated balance sheet. Subsequent to May 5, 2018 the ASR Program was completed with Goldman delivering an additional 0.2 million shares to the Company.
Pursuant to the Company's practice, including due to restrictions imposed by the Company's insider trading policy during black-out periods, the Company withholds and surrenders shares of vesting stock awards and makes payments to taxing authorities as required by law to satisfy the withholding tax requirements of all equity award recipients. The Company's payment of the withholding taxes in exchange for the surrendered shares constitutes a purchase of its common stock. The Company also acquires shares of its common stock in conjunction with liabilities owed under the Company's Deferred Compensation Plan, which are held in treasury.
The following table summarizes the Company's share repurchases:

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
	Shares	Value	Shares	Value
	(In thousands)
Shares repurchases related to:
2015 $250 Million Share Repurchase Program (1)	—	$—	297	32,810
2017 Share Repurchase Program (2)(3)	1,034	$137,248	—	—
Shares acquired and held in treasury under Deferred Compensation Plan	0.4	$62	0.6	$62

(1)	Inclusive of 0.1 million and $7.2 million in the First Quarter 2017 withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Inclusive of 0.3 million shares for approximately $37.2 million in the First Quarter 2018 withheld to cover taxes in conjunction with the vesting of stock awards.

(3)	Subsequent to May 5, 2018 and through May 24, 2018, the Company completed its ASR program with Goldman delivering approximately 0.2 million shares for the remaining $25 million.
In accordance with the FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is done using a pro-rata allocation based on total shares outstanding.  Related to all shares retired during the First Quarter 2018 and the First Quarter 2017, approximately $37.2 million and $28.7 million, respectively, were charged to retained earnings.
Dividends
The First Quarter 2018 dividend of $0.50 per share was paid on April 27, 2018 to shareholders of record on the close of business on April 16, 2018. During the First Quarter 2018, $8.8 million was charged to retained earnings, of which $8.4 million related to cash dividends paid and $0.4 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. During the First Quarter 2017, $7.6 million was charged to retained earnings, of which $7.0 million related to cash dividends paid and $0.6 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
The Company's Board of Directors declared a quarterly cash dividend of $0.50 per share to be paid June 29, 2018 to shareholders of record on the close of business on June 18, 2018. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

4.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(In thousands)
Deferred Awards	$3,813	$3,265
Performance Awards	4,984	4,394
Total stock-based compensation expense (1)	$8,797	$7,659
____________________________________________

(1)
During the First Quarter 2018 and the First Quarter 2017, approximately $1.0 million and $1.0 million, respectively, were included within cost of sales. All other stock-based compensation is included in selling, general, and administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $2.3 million and $3.0 million during the First Quarter 2018 and the First Quarter 2017, respectively.
Awards Granted During the First Quarter 2018
The Company granted Deferred Awards and Performance Awards to various executives and Deferred Awards to members of our Board of Directors during the First Quarter 2018. Awards were also granted in connection with new hires. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Generally, the Deferred Awards granted to members of the Board of Directors vest after one year. Performance Awards granted during the First Quarter 2018 have a three-year performance period, and, if earned, vest upon completion of the three-year performance period. Depending on the cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, adjusted return on invested capital achieved as of the end of fiscal 2020, and our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period, the percentage of Target Shares earned could range from 0% to 250%.
Changes in the Company’s Unvested Stock Awards during the First Quarter 2018
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Deferred Awards, beginning of period	420	$82.30
Granted	129	123.82
Vested	(78)	59.72
Forfeited	(3)	103.05
Unvested Deferred Awards, end of period	468	$97.36

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $32.0 million as of May 5, 2018, which will be recognized over a weighted average period of approximately 2.4 years.
Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Performance Awards, beginning of period	544	$84.11
Granted	86	122.95
Shares earned in excess of target	347	70.09
Vested shares, including shares vested in excess of target	(513)	70.09
Unvested Performance Awards, end of period	464	$96.28

____________________________________________

(1)	For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, and adjusted return on invested capital as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $31.7 million as of May 5, 2018, which will be recognized over a weighted average period of approximately 2.0 years.

5.	EARNINGS PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted earnings per common share:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(In thousands)
Net income	$31,537	$36,229

Basic weighted average common shares	17,002	17,613
Dilutive effect of stock awards	732	788
Diluted weighted average common shares	17,734	18,401
Antidilutive stock awards	—	—
Antidilutive stock awards (Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with FASB ASC 260--Earnings per Share.

6.	PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following:

	May 5, 2018	February 3, 2018	April 29, 2017
	(In thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	35,548	35,548	35,548
Material handling equipment	50,102	50,102	48,345
Leasehold improvements	309,365	308,465	316,550
Store fixtures and equipment	265,770	262,363	250,730
Capitalized software	239,770	237,786	205,625
Construction in progress	20,980	9,498	20,565
	924,938	907,165	880,766
Accumulated depreciation and amortization	(664,176)	(648,628)	(616,882)
Property and equipment, net	$260,762	$258,537	$263,884

At May 5, 2018, the Company performed impairment testing on 1,002 stores with a total net book value of approximately $79.4 million. During the First Quarter 2018, the Company recorded asset impairment charges of $0.3 million for two stores, both of which were fully impaired. Additionally, during the First Quarter 2018, the Company recorded asset impairment charges of $1.0 million related to the write-down of information technology systems.

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
The Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at May 5, 2018 was approximately $0.6 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of the Company’s credit facility:

	May 5, 2018	February 3, 2018	April 29, 2017
	(In millions)
Credit facility maximum	$250.0	$250.0	$250.0
Borrowing base	250.0	250.0	214.5

Outstanding borrowings	46.8	21.5	27.4
Letters of credit outstanding—standby	7.0	7.0	7.1
Utilization of credit facility at end of period	53.8	28.5	34.5

Availability (1)	$196.2	$221.5	$180.0

Interest rate at end of period	3.5%	5.0%	2.9%

	First Quarter 2018	Fiscal 2017	First Quarter 2017
Average end of day loan balance during the period	$38.8	$45.8	$47.4
Highest end of day loan balance during the period	151.6	98.2	75.6
Average interest rate	4.6%	2.9%	2.6%
____________________________________________

(1)	The sublimit availability for the letters of credit was $43.0 million, $43.0 million, and $42.9 million at May 5, 2018, February 3, 2018, and April 29, 2017, respectively.

8.	LEGAL AND REGULATORY MATTERS

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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through the date of preliminary approval by the court of the settlement. The settlement is subject to court approval and provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. The court has stayed the matter, pending an appellate court ruling in another lawsuit to which the Company is not a party. The settlement, if ultimately approved by the court, will result in the dismissal of all claims through the date of the court’s preliminary approval of the settlement. However, if the settlement is rejected by the court, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the First Quarter 2017.
The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, any ultimate liability arising out of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

9.	INCOME TAXES
The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statement and income tax basis of assets and liabilities. The Company's deferred tax assets and liabilities are comprised largely of differences relating to depreciation, rent expense, inventory, stock-based compensation and various accruals and reserves.
The Company’s effective tax rate for the First Quarter 2018 was (38.6)% compared to 14.2% during the First Quarter 2017. The effective tax rate was lower during the First Quarter 2018 primarily as a result of excess tax benefits of approximately $14.2 million in the First Quarter 2018 compared to $3.5 million during the First Quarter 2017 due to the timing of equity vestings as well as the benefit of the lower U.S. tax rate due to the Tax Cuts and Jobs Act (the "Tax Act"). This was partially offset by a $4.0 million benefit in the First Quarter 2017 for the release of a reserve for an uncertain tax position.

Due to the complexities of the Tax Act, the SEC staff issued SAB 118 that allows the company to record a provisional amount for any income tax effects of the Tax Act in accordance with ASC 740--Income Taxes, to the extent that a reasonable estimate can be made. SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We have recorded provisional amounts for any items that could be reasonably estimated at this time. This includes the one-time transition tax that we have estimated to be $37.6 million, which is based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be $388 million, which was previously considered to be indefinitely reinvested. The transition tax is payable over eight years and the first payment was made during the First Quarter 2018. Within our consolidated balance sheets, $34.6 million is included in long-term liabilities related to this tax.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. The total amount of unrecognized tax benefits as of May 5, 2018, February 3, 2018, and April 29, 2017 were $3.9 million, $4.0 million and $3.2 million, respectively, and is included within non-current liabilities. The Company recognized less than $0.1 million in each of the First Quarter 2018 and the First Quarter 2017, respectively, of additional interest expense related to its unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes.

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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of May 5, 2018, the Company had foreign exchange forward contracts with an aggregate notional amount of $30.7 million and the fair value of the derivative instruments was an asset of $3.0 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded within cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during the First Quarter 2018. Assuming May 5, 2018 exchange rates remain constant, $0.8 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within selling, general, and administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of May 5, 2018.

11.	SEGMENT INFORMATION
In accordance with FASB ASC 280---Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company's U.S.-based wholesale business. Included in The Children's Place International segment are the Company's Canadian-based stores, revenue from the Company's Canadian wholesale business and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of May 5, 2018, The Children’s Place U.S. owned and operated 876 stores and The Children’s Place International owned and operated 126 stores. As of April 29, 2017, The Children’s Place U.S. owned and operated 904 stores and The Children’s Place International owned and operated 129 stores.
The following tables provide segment level financial information:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(In thousands)
Net sales:
The Children’s Place U.S.	$395,779	$394,763
The Children’s Place International (1)	40,535	41,913
Total net sales	$436,314	$436,676
Operating income:
The Children’s Place U.S.	$21,356	$38,740
The Children’s Place International	1,702	3,544
Total operating income	$23,058	$42,284
Operating income as a percent of net sales:
The Children’s Place U.S.	5.4%	9.8%
The Children’s Place International	4.2%	8.5%
Total operating income	5.3%	9.7%
Depreciation and amortization:
The Children’s Place U.S.	$15,541	$13,963
The Children’s Place International	1,865	1,729
Total depreciation and amortization	$17,406	$15,692
Capital expenditures:
The Children’s Place U.S.	$10,846	$13,100
The Children’s Place International	219	192
Total capital expenditures	$11,065	$13,292

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

	May 5, 2018	February 3, 2018	April 29, 2017
Total assets:	(In thousands)
The Children’s Place U.S.	$732,815	$750,670	$711,257
The Children’s Place International	78,112	189,558	160,999
Total assets	$810,927	$940,228	$872,256

12.	SUBSEQUENT EVENTS
Subsequent to May 5, 2018 and through May 24, 2018, the Company completed its ASR program with Goldman delivering approximately 0.2 million shares for the remaining $25 million.

The Company announced that its Board of Directors has declared a quarterly cash dividend of $0.50 per share to be paid on June 29, 2018 to shareholders of record on the close of business on June 18, 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended February 3, 2018. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by weakness in the economy that continues to affect the Company’s target customer, the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions and disruptions in the Company’s global supply chain, including resulting from foreign sources of supply in less developed countries or more politically unstable countries, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	First Quarter 2018 — The thirteen weeks ended May 5, 2018

•	First Quarter 2017 — The thirteen weeks ended April 29, 2017

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
We are the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories, footwear, and other items for children. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. As of May 5, 2018, we operated 1,002 stores across North America, our e-commerce business at www.childrensplace.com, and had 200 international points of distribution open and operated by our eight franchise partners in 20 countries.

Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children's Place International segment are our Canadian- based stores, revenue from the Company's Canadian wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of May 5, 2018, The Children’s Place U.S. owned and operated 876 stores and The Children’s Place International owned and operated 126 stores. As of April 29, 2017, The Children’s Place U.S. owned and operated 904 stores and The Children’s Place International owned and operated 129 stores.
Operating Highlights
Our Comparable Retail Sales decreased 1.8% during the First Quarter 2018 and net sales decreased by $0.4 million, or 0.1%, to $436.3 million during the First Quarter 2018. First Quarter 2018 was severely impacted by the combination of winter storms and the unseasonably cold temperatures that persisted across our major markets in the U.S. and Canada.
  Gross margin de-leveraged 240 basis points to 36.7% during the First Quarter 2018 from 39.1% during the First Quarter 2017. The decrease resulted primarily due to lower traffic pressuring gross margin as we lowered AUR to clear merchandise, the de-leverage of fixed expenses due to negative Comparable Retail Sales, and the increased penetration of our e-commerce business, which operates at a lower gross margin rate due to higher fulfillment costs, partially offset by the reclassification of certain items due to the adoption of Topic 606.
Selling, general, and administrative expenses increased $6.4 million to $118.5 million during the First Quarter 2018 from $112.1 million during the First Quarter 2017. As a percentage of net sales, SG&A increased 150 basis points to 27.2% during the First Quarter 2018 from 25.7% during the First Quarter 2017. The comparability of our SG&A was affected by income related to insurance proceeds related to a claim settlement and the restructuring of certain store and corporate operations of $0.3 million for the First Quarter 2018 and by costs related to a provision for a legal settlement and the restructuring of certain store operations of $5.3 million for the First Quarter 2017. Excluding this impact, our SG&A increased $11.8 million and de-leveraged 270 basis points. The de-leverage was primarily due to expenses related to the continued investment in our transformation initiatives and the reclassification of certain items due to the adoption of Topic 606, partially offset by lower incentive compensation expense.
Provision (benefit) for income taxes was a benefit of $8.8 million during the First Quarter 2018 compared to a provision of $6.0 million during the First Quarter 2017.  Our effective tax rate was (38.6)% and 14.2% in the First Quarter 2018 and the First Quarter 2017, respectively. The effective tax rate was lower during the First Quarter 2018 primarily as a result of excess tax benefits of approximately $14.2 million in the First Quarter 2018 compared to $3.5 million during the First Quarter 2017 due to the timing of equity vestings as well as the benefit of the lower U.S. tax rate due to the Tax Act. This was partially offset by a $4.0 million benefit in the First Quarter 2017 for the release of a reserve for an uncertain tax position.
Net income was $31.5 million during the First Quarter 2018 compared to $36.2 million during the First Quarter 2017, due to the factors discussed above.  Earnings per diluted share was $1.78 in the First Quarter 2018 compared to $1.97 per diluted share in the First Quarter 2017.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 0.7 million, which is the result of our share repurchase program.
We continue to make significant progress on our key strategic growth initiatives--superior product, business transformation through technology, alternate channels of distribution and fleet optimization.
Our business transformation through technology initiative has two key components: inventory management and digital transformation. With respect to digital transformation, our goal is to deliver one to one personalization that will gain market share by focusing on improving customer acquisition and increasing customer engagement with our brand.

The transformation of our digital capabilities has continued during the First Quarter 2018 with the implementation of everyday free shipping with no minimum purchase, mobile point-of-sale rolled out to all U.S. stores, and the relaunch of our mobile application. During the remainder of fiscal 2018, we plan to implement several new capabilities, including: a new on-

site search tool, enhanced email trigger capabilities, dynamic display re-targeting, foundational improvements to our e-commerce platform, and a new loyalty system that will deliver real-time personalized communication and promotions.

With respect to alternate channels of distribution, we continued our international expansion program and added 10 additional international points of distribution (stores, shop in shops, e-commerce site) during the First Quarter 2018 bringing our total count to 200, operating in 20 countries. Additionally, during the First Quarter 2018, we announced an exclusive license agreement for the Greater China market with Zhejiang Semir Garment Co. Ltd, China's largest specialty children's apparel retailer. We are expecting for Semir to open its first stores and complete its transition of the operation of our e-commerce site with Tmall in the second half of fiscal 2018. In our wholesale business, our relationship with Amazon continues to progress and we are planning to launch a brand store on their site in the second quarter of fiscal 2018.
We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 300 stores through fiscal 2020, which includes the 181 stores closed since the announcement of this initiative.

During the First Quarter 2018, we entered into a $125 million accelerated share repurchase program, using cash repatriated from our foreign subsidiaries, and repurchased approximately 1.0 million shares for approximately $162.2 million, inclusive of shares delivered and repurchased under the accelerated share repurchase program and shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards. As of May 5, 2018, there was approximately $332.1 million in aggregate remaining pursuant to the 2017 and 2018 Share Repurchase Programs. We also paid cash dividends of $8.4 million during the First Quarter 2018 and announced that our Board of Directors has declared a quarterly cash dividend of $0.50 per share to be paid on June 29, 2018 to shareholders of record on the close of business on June 18, 2018.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Average Translation Rates (1)
Canadian Dollar	0.7840	0.7522
Hong Kong Dollar	0.1276	0.1288
China Yuan Renminbi	0.1571	0.1453
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
Inventory Valuation- We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences and market conditions.  Our historical estimates have not differed materially from actual results and a 10% difference in our reserve as of May 5, 2018 would have impacted net income by approximately $0.3 million.  Our reserve balance at May 5, 2018 was approximately $3.7 million compared to $2.4 million at April 29, 2017.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards") and each Performance Award has a defined number of shares that an employee can earn (the "Target Shares"). With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during fiscal 2014 and 2015 (the “2014 and 2015 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2014 and 2015 Performance Awards cliff vest, if earned, after the completion of the applicable three year performance period.  The 2014 and 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016 and fiscal 2017 (the “2016 and 2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, and adjusted return on invested capital ("adjusted ROIC") achieved at the end of the performance period. The 2016 and 2017 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period. The fair value of the 2016 and 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. For Performance Awards issued during fiscal 2018 (the “2018 Performance Awards”), an employee may earn from 0% to 250% of their Target Shares based on the cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, adjusted ROIC achieved as of the end of the performance period, and our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period. The 2018 Performance Awards cliff vest, if earned, after completion of the three-year performance period. The fair value of the 2018 Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2018 net income by approximately $0.7 million.
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
We review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At May 5, 2018, the average net book value per store was approximately $0.1 million.

Income Taxes-We utilize the liability method of accounting for income taxes as set forth in FASB ASC 740--Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, as well as for net operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which the basis differences and tax assets are expected to be realized.  In accordance with SAB 118, we report provisional amounts if we are able to determine a reasonable estimate but do not have the necessary information available, prepared, and analyzed in reasonable detail to complete the accounting for the Tax Act. We may revise our estimates as we finalize our accounting during a measurement period of up to one year from the enactment of the Tax Act. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  In determining the need for valuation allowances we consider projected future taxable income, the availability of tax planning strategies, taxable income in prior carryback years, and future reversals of existing taxable temporary differences.  If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.
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
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of May 5, 2018 would have impacted net income by approximately $0.6 million.

Recently Issued Accounting Standards

Adopted in Fiscal 2018

In May 2014, the FASB issued guidance relating to revenue recognition from contracts with customers. This guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted this guidance in the First Quarter of 2018 using the modified-retrospective method. This adoption did not have a material impact on the Company’s consolidated financial statements. Refer to Note 2, "Revenues", for additional information.

To Be Adopted After Fiscal 2018

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

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right of use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. We are developing an implementation plan and gathering information to assess which of our real estate, personal property and other arrangements may meet the definition of a lease as contemplated in the guidance. While we are currently reviewing the potential impact of this standard, we would expect that the adoption of this standard will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet given the extent of our lease portfolio.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, gross profit decreased approximately 240 basis points to 36.7% of net sales during the First Quarter 2018 from 39.1% during the First Quarter 2017.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	63.3	60.9
Gross profit	36.7	39.1
Selling, general, and administrative expenses	27.2	25.7
Depreciation and amortization	4.0	3.6
Asset impairment charge	0.3	0.1
Operating income	5.3	9.7
Income before income taxes	5.2	9.7
Provision (benefit) for income taxes	(2.0)	1.4
Net income	7.2%	8.3%
Number of Company-operated stores, end of period	1,002	1,033
____________________________________________
 Table may not add due to rounding.

The following tables set forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net sales:	(In thousands)
The Children’s Place U.S.	$395,779	$394,763
The Children’s Place International	40,535	41,913
Total net sales	$436,314	$436,676

First Quarter 2018 Compared to the First Quarter 2017

Net sales decreased by $0.4 million, or 0.1%, to $436.3 million during the First Quarter 2018 from $436.7 million during the First Quarter 2017.  First Quarter 2018 was severely impacted by the combination of winter storms and the unseasonably cold temperatures that persisted across our major markets in the U.S. and Canada. Our net sales decreased by $7.7 million driven primarily by a Comparable Retail Sales decrease of 1.8%, partially offset by a $4.2 million increase due to the adoption of Topic 606, a $1.7 million increase in non-retail sales, and favorable changes in the Canadian exchange rate compared to the U.S. dollar of $1.4 million.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and revenues.
The Children’s Place U.S. net sales increased $1.0 million, or 0.3%, to $395.8 million in the First Quarter 2018 compared to $394.8 million in the First Quarter 2017.  This increase primarily resulted from the adoption of Topic 606, partially offset by a U.S. Comparable Retail Sales decrease of 1.4%.
The Children’s Place International net sales decreased $1.4 million, or 3.3%, to $40.5 million in the First Quarter 2018 compared to $41.9 million in the First Quarter 2017.  The decrease resulted primarily from a Canadian Comparable Retail Sales decrease of 7.1%, partially offset by favorable changes in the Canadian exchange rate compared to the U.S. dollar.
Gross profit decreased by $10.4 million to $160.2 million during the First Quarter 2018 from $170.6 million during the First Quarter 2017.  Gross margin de-leveraged 240 basis points to 36.7% during the First Quarter 2018 from 39.1% during the First Quarter 2017. The decrease resulted primarily due to lower traffic pressuring gross margin as we lowered AUR to clear merchandise, the de-leverage of fixed expenses due to negative Comparable Retail Sales, and the increased penetration of our e-commerce business, which operates at a lower gross margin rate due to higher fulfillment costs, partially offset by the reclassification of certain items due to the adoption of Topic 606.

.
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

Selling, general, and administrative expenses increased $6.4 million to $118.5 million during the First Quarter 2018 from $112.1 million during the First Quarter 2017. As a percentage of net sales, SG&A increased 150 basis points to 27.2% during the First Quarter 2018 from 25.7% during the First Quarter 2017. The comparability of our SG&A was affected by income related to insurance proceeds related to a claim settlement and the restructuring of certain store and corporate operations of $0.3 million for the First Quarter 2018 and by costs related to a provision for a legal settlement and the restructuring of certain store operations of $5.3 million for the First Quarter 2017. Excluding this impact, our SG&A increased $11.8 million and de-leveraged 270 basis points. The de-leverage was primarily due to expenses related to the continued investment in our transformation initiatives and the reclassification of certain items due to the adoption of Topic 606, partially offset by lower incentive compensation expense.
Asset impairment charges were $1.3 million during the First Quarter 2018, of which $0.3 million related to the full impairment of two stores, and $1.0 million related to the write-down of information technology systems. Asset impairment charges during the First Quarter 2017 were $0.5 million, which related to the full impairment of six stores.
Depreciation and amortization was $17.4 million during the First Quarter 2018 compared to $15.7 million during the First Quarter 2017 reflecting increased depreciation associated with our ongoing investment in business transformation initiatives.
Provision (benefit) for income taxes was a benefit of $8.8 million during the First Quarter 2018 compared to a provision of $6.0 million during the First Quarter 2017.  Our effective tax rate was (38.6)% and 14.2% in the First Quarter 2018 and the First Quarter 2017, respectively. The effective tax rate was lower during the First Quarter 2018 primarily as a result of excess tax benefits of approximately $14.2 million in the First Quarter 2018 compared to $3.5 million during the First Quarter 2017 due to the timing of equity vestings as well as the benefit of the lower U.S. tax rate due to the Tax Act. This was partially offset by a $4.0 million benefit in the First Quarter 2017 for the release of a reserve for an uncertain tax position.
Net income was $31.5 million during the First Quarter 2018 compared to $36.2 million during the First Quarter 2017, due to the factors discussed above.  Earnings per diluted share was $1.78 in the First Quarter 2018 compared to $1.97 per diluted share in the First Quarter 2017.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 0.7 million, which is the result of our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our working capital needs follow a seasonal pattern, peaking during the third fiscal quarter based on seasonal inventory purchases.  Our primary uses of cash are for working capital requirements, which are principally inventory purchases, and the financing of capital projects, including investments in new systems, and the repurchases of our common stock and payment of dividends.
Our working capital decreased $93.9 million to $161.2 million at May 5, 2018 compared to $255.1 million at April 29, 2017, primarily due to the purchase of common stock related to our accelerated share repurchase program. During the First Quarter 2018, the Company repatriated $175 million from its foreign subsidiaries as a result of the Tax Act. The Company then utilized $125 million of such repatriated amount in connection with the repurchase of approximately 1.0 million shares for approximately $162.2 million. The share repurchase included shares delivered and repurchased under the accelerated share repurchase program along with shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.  During the First Quarter 2017, we repurchased approximately 0.3 million shares for approximately $32.8 million. We also paid cash dividends of $8.4 million and $7.0 million during the First Quarter 2018 and the First Quarter 2017, respectively. Subsequent to May 5, 2018 and through May 24, 2018, we completed our ASR program with Goldman delivering approximately 0.2 million shares for the remaining $25 million and declared a quarterly cash dividend of $0.50 per share to be paid on June 29, 2018 to shareholders of record on the close of business on June 18, 2018.
Our credit facility provides for borrowings up to the lesser of $250.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At May 5, 2018, we had $46.8 million of outstanding borrowings and $196.2 million available for borrowing. In addition, at May 5, 2018, we had $7.0 million of outstanding letters of credit with an additional $43.0 million available for issuing letters of credit.

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
We have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at May 5, 2018 was approximately $0.6 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During the First Quarter 2018, cash flows used in operating activities were $12.7 million compared to cash flows provided by operating activities of $29.2 million during the First Quarter 2017. The decrease was primarily due to the timing of inventory purchases and related payments as well as an additional rent payment in the quarter as a result of the calendar shift from fiscal 2017, which was a 53 week year.
During the First Quarter 2018, cash flows provided by investing activities were $3.6 million compared to cash flows used in investing activities of $20.2 million during the First Quarter 2017. This change was primarily due to a net redemption of short-term investments into cash and cash equivalents during the First Quarter 2018 compared to a net purchase of short-term investments during the First Quarter 2017.
During the First Quarter 2018, cash flows used in financing activities were $145.3 million compared to $27.8 million during the First Quarter 2017.  The increase primarily resulted from an increase in purchases of our common stock, primarily related to our accelerated share repurchase program and shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards.
We anticipate that total capital expenditures will be approximately $75-85 million in fiscal 2018, primarily related to our business transformation initiatives, compared to $59 million in fiscal 2017. Our ability to continue to meet our capital requirements in fiscal 2018 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During the First Quarter 2018, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
All derivative instruments are presented at gross fair value on the Consolidated Balance Sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of May 5, 2018, we had foreign exchange forward contracts with an aggregate notional amount of $30.7 million and the fair value of the derivative instruments was an asset of $3.0 million.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of May 5, 2018, we had $46.8 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of May 5, 2018, net assets in Canada and Hong Kong were approximately $35.5 million and $42.4 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $3.6 million and $4.2 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of May 5, 2018, we had approximately $81.2 million of our cash and cash equivalents held in foreign countries, of which approximately $32.7 million was in Canada, approximately $42.5 million was in Hong Kong and approximately $6.0 million was in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, First Quarter 2018 net sales could have decreased or increased by approximately $3.6 million and total costs and expenses could have decreased or increased by approximately $4.6 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At May 5, 2018, we had foreign currency denominated receivables and payables, including inter-company balances, of $4.3 million and $5.8 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. As of May 5, 2018, we had foreign exchange forward contracts with an aggregate notional amount of $30.7 million and the fair value of the derivative instruments was an asset of $3.0 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $2.6 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We import a vast majority of our merchandise from foreign countries, primarily China, Bangladesh, Vietnam, Indonesia, and India.  Consequently, any significant or sudden change in these foreign countries' political, foreign trade, financial, banking or currency policies and practices, or the occurrence of significant labor unrest, could have a material adverse impact on our financial position, results of operations, and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of May 5, 2018. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of May 5, 2018, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Certain legal proceedings in which we are involved are discussed in Note 9 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended February 3, 2018. See Note 8 to the accompanying consolidated financial statements for a discussion of the recent developments concerning our legal proceedings.

Item 1A.	RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended February 3, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

The following table provides a month-by-month summary of our share repurchase activity during the First Quarter 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
2/4/18-3/3/18 (1)	6,110	$148.23	5,690	$493,505
3/4/18-4/7/18 (2)	1,027,754	132.72	1,027,754	357,104
4/8/18-5/5/18	—	—	—	357,104
Total	1,033,864	$132.81	1,033,444	$357,104
____________________________________________

(1)
Consists of 420 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 5,690 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Consists of 270,178 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1(+)(*)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (Senior Vice President & above)

10.2(+)(*)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (below Senior Vice President)

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
________________________________________

(+) Filed herewith.
(*) Compensation arrangement.

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

THE CHILDREN’S PLACE, INC.

Date:	May 29, 2018	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 29, 2018	By:	/S/ ANURUP PRUTHI
ANURUP PRUTHI
Chief Financial Officer
(Principal Accounting and Financial Officer)