Form 10-Q
period 2018-08-04
Childrens Place, Inc.
filed 2018-08-28
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of August 24, 2018 was 16,400,378 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 4, 2018

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 4, 2018	February 3, 2018	July 29, 2017
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$106,405	$244,519	$202,332
Short-term investments	—	15,000	55,800
Accounts receivable	47,622	26,094	33,077
Inventories	366,461	324,435	311,047
Prepaid expenses and other current assets	53,224	46,456	54,100
Total current assets	573,712	656,504	656,356
Long-term assets:
Property and equipment, net	257,055	258,537	263,311
Deferred income taxes	8,484	12,698	46,567
Other assets	15,093	12,489	4,441
Total assets	$854,344	$940,228	$970,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$89,335	$21,460	$54,500
Accounts payable	250,184	210,300	219,334
Income taxes payable	4,545	6,911	3,359
Accrued expenses and other current liabilities	103,244	121,853	119,292
Total current liabilities	447,308	360,524	396,485
Long-term liabilities:
Deferred rent liabilities	47,928	52,425	57,653
Other tax liabilities	3,922	4,030	3,211
Income taxes payable	19,074	34,598	—
Other long-term liabilities	12,989	14,952	15,666
Total liabilities	531,221	466,529	473,015
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 16,489, 17,257 and 17,723 issued; 16,442, 17,211 and 17,680 outstanding	1,649	1,726	1,772
Additional paid-in capital	138,342	258,501	248,744
Treasury stock, at cost (47, 46 and 43 shares)	(2,560)	(2,436)	(2,312)
Deferred compensation	2,560	2,436	2,312
Accumulated other comprehensive loss	(15,449)	(12,831)	(13,090)
Retained earnings	198,581	226,303	260,234
Total stockholders’ equity	323,123	473,699	497,660
Total liabilities and stockholders’ equity	$854,344	$940,228	$970,675
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(In thousands, except earnings per share)
Net sales	$448,718	$373,601	$885,031	$810,277
Cost of sales (exclusive of depreciation and amortization)	293,912	245,196	570,034	511,281
Gross profit	154,806	128,405	314,997	298,996
Selling, general, and administrative expenses	124,210	108,233	242,680	220,364
Depreciation and amortization	16,595	15,979	34,001	31,671
Asset impairment charges	3,979	974	5,236	1,458
Operating income	10,022	3,219	33,080	45,503
Interest expense	(1,035)	(745)	(1,697)	(1,254)
Interest income	89	454	454	925
Income before provision for income taxes	9,076	2,928	31,837	45,174
Provision (benefit) for income taxes	1,590	(11,362)	(7,186)	(5,345)
Net income	$7,486	$14,290	$39,023	$50,519

Earnings per common share
Basic	$0.45	$0.81	$2.32	$2.86
Diluted	$0.45	$0.79	$2.27	$2.76

Weighted average common shares outstanding
Basic	16,636	17,704	16,819	17,659
Diluted	16,715	18,177	17,225	18,289

Cash dividends declared per common share	$0.50	$0.40	$1.00	$0.80

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(In thousands)
Net income	$7,486	$14,290	$39,023	$50,519
Other comprehensive income:
Foreign currency translation adjustment	(1,488)	12,238	(2,694)	7,321
Change in fair value of cash flow hedges, net of income taxes	49	34	76	(70)
Total comprehensive income	$6,047	$26,562	$36,405	$57,770

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,023	$50,519
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	34,001	31,671
Stock-based compensation	16,217	14,480
Deferred taxes	4,031	934
Asset impairment charges	5,236	1,458
Other	184	(19)
Changes in operating assets and liabilities:
Inventories	(43,151)	(22,882)
Accounts receivable and other	(23,851)	(221)
Prepaid expenses and other current assets	(2,005)	(2,987)
Income taxes payable, net of prepayments	(22,509)	(28,534)
Accounts payable and other current liabilities	11,254	35,827
Deferred rent and other liabilities	(7,119)	(8,797)
Net cash provided by operating activities	11,311	71,449
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,846)	(23,156)
Purchase of short-term investments	—	(55,800)
Proceeds from sale of short-term investments	15,000	49,300
Change in deferred compensation plan	(469)	(518)
Net cash used in investing activities	(13,315)	(30,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock, including shares surrendered for tax withholdings and transaction costs	(187,522)	(57,380)
Payment of dividends	(16,718)	(14,091)
Borrowings under revolving loan	486,270	340,052
Repayments under revolving loan	(418,395)	(300,932)
Net cash used in financing activities	(136,365)	(32,351)
Effect of exchange rate changes on cash and cash equivalents	255	(301)
Net increase (decrease) in cash and cash equivalents	(138,114)	8,623
Cash and cash equivalents, beginning of period	244,519	193,709
Cash and cash equivalents, end of period	$106,405	$202,332

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$12,661	$25,988
Cash paid during the period for interest	1,391	1,118
Increase (decrease) in accrued purchases of property and equipment	9,212	(3,607)

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. (the “Company”) as of August 4, 2018 and July 29, 2017 and the results of its consolidated operations for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017 and cash flows for the twenty-six weeks ended August 4, 2018 and July 29, 2017. The consolidated financial position as of February 3, 2018 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the twenty-six weeks ended August 4, 2018 and July 29, 2017 are not necessarily indicative of operating results for a full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:

•	Second Quarter 2018 — The thirteen weeks ended August 4, 2018

•	Second Quarter 2017 — The thirteen weeks ended July 29, 2017

•	Year-To-Date 2018 — The twenty-six weeks ended August 4, 2018

•	Year-To-Date 2017 — The twenty-six weeks ended July 29, 2017

•	FASB — Financial Accounting Standards Board

•	SEC — U.S. Securities and Exchange Commission

•	U.S. GAAP — Generally Accepted Accounting Principles in the United States

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
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of a defined number of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest (the "Target Shares") in addition to a service period requirement. For Performance Awards issued during fiscal 2015 (the “2015 Performance Awards”), an employee may earn from 0% to 300% of their Target Shares based on the adjusted earnings per share achieved for a cumulative three-fiscal year performance period and our 3-year total shareholder return (“TSR”) relative to that of companies in our peer group. The 2015 Performance Awards cliff vested after completion of the applicable three year performance period at 300%.  The 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016 and 2017 (the “2016 and 2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period and adjusted return on invested capital ("adjusted ROIC") achieved as of the end of the performance period. The 2016 and 2017 Performance Awards cliff vest, if earned, after completion of the three-year performance period. The fair value of the 2016 and 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. For Performance Awards issued during fiscal 2018 (the “2018 Performance Awards”), an employee may earn from 0% to 250% of their Target Shares based on cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, adjusted ROIC achieved as of the end of the performance period, and the ranking of our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period. The 2018 Performance Awards cliff vest, if earned, after completion of the three-year performance period. The fair value of the 2018 Performance Awards granted is based on the closing price of our common stock on the grant date.
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

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right of use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. We are executing against our implementation plan and gathering information to assess which of our real estate, personal property and other arrangements may meet the definition of a lease as contemplated in the guidance. While we are currently reviewing the potential impact of this standard, we would expect that the adoption of this standard will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet given the extent of our lease portfolio.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet and income statement were as follows, with the impact primarily related to the accounting for our private label credit card program and gift card breakage:

	For the period ended August 4, 2018
Balance Sheet	As reported	Balances without adoption of Topic 606	Effect of adoption Higher/(Lower)
	(In thousands)
Property and equipment, net	$257,055	256,305	$750
Deferred income taxes	$8,484	8,891	$(407)
Other assets	$15,093	14,794	$299
Accrued expenses and other current liabilities	$103,244	102,239	$1,005
Other long-term liabilities	$12,989	14,579	$(1,590)
Retained earnings	$198,581	197,354	$1,227

	For the 13 weeks ended August 4, 2018			For the 26 weeks ended August 4, 2018
Income Statement	As reported	Amounts without adoption of Topic 606	Effect of adoption Higher/(Lower)	As reported	Amounts without adoption of Topic 606	Effect of adoption Higher/(Lower)
	(In thousands)			(In thousands)
Net sales	$448,718	443,806	$4,912	$885,031	876,124	$8,907
Selling, general, and administrative expenses	$124,210	119,606	$4,604	$242,680	234,310	$8,370
Depreciation and amortization	$16,595	16,560	$35	$34,001	33,931	$70
Operating income	$10,022	9,749	$273	$33,080	32,613	$467

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following table presents our revenues disaggregated by geography:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales:	(In thousands)
South	$159,770	$122,543	$313,534	$276,937
Northeast	101,939	90,859	207,817	196,571
West	70,894	58,948	137,499	123,871
Midwest	52,884	43,678	110,385	103,423
International and other	63,231	57,573	115,796	109,475
Total net sales	$448,718	$373,601	$885,031	$810,277

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $5.4 million and $4.3 million as of August 4, 2018 and July 29, 2017, respectively, based upon estimated time of delivery, at which point control passes to the customer, and is recorded in accrued expenses and other current liabilities. Sales tax collected from customers is excluded from revenue.

For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company's sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was approximately $2.3 million and $3.0 million as of August 4, 2018 and July 29, 2017, respectively.

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

In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration, such as additional bonuses, including profit-sharing, over the life of the program. Similar to the upfront bonus, the usage-based royalties and bonuses are recognized as revenue and allocated between the brand and reward obligations. The amount allocated to the brand obligation is recognized on a straight-line basis over the initial term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur. In addition, the annual profit-sharing amount is estimated and recognized quarterly within an annual period when earned. The additional bonuses are amortized over the contract term based on anticipated progress against future targets and level of risk associated with achieving the targets. The Company deferred approximately $0.9 million as of August 4, 2018 in relation to its private label credit card performance obligations.

The Company has a points-based customer loyalty program, in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities. The total contract liability related to this program was $1.2 million and $3.6 million as of August 4, 2018 and July 29, 2017, respectively. The following table provides the reconciliation of the contract liability related to this program:

Contract Liability
(In thousands)
Balance at February 3, 2018	$4,138
Loyalty points earned	11,781
Loyalty points redeemed and expired	(14,685)
Balance at August 4, 2018	$1,234

The Company's policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. With the adoption of Topic 606, gift card breakage is recorded within net sales during Year-To-Date 2018 and within selling, general, and administrative expenses during Year-To-Date 2017 prior to adoption of Topic 606. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The total contract liability related to gift cards issued was $16.2 million and $17.0 million as of August 4, 2018 and July 29, 2017, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(In thousands)
Balance at February 3, 2018	$16,145
Gift cards sold	15,647
Gift cards redeemed	(14,099)
Gift card breakage	(1,541)
Balance at August 4, 2018	$16,152

The Company has an international expansion program through territorial agreements with franchisees. The Company generates revenues from the franchisees from the sale of product and, in certain cases, sales royalties. The Company records net sales and cost of goods sold on the sale of product to franchisees when the franchisee takes ownership of the product. The Company records net sales for royalties when the applicable franchisee sells the product to their customers. Under certain agreements, the Company receives a fee from each franchisee for exclusive territorial rights and based on the opening of new stores. The Company records these territorial fees as deferred revenue and amortizes the fee into gross sales over the life of the territorial agreement.

3.	STOCKHOLDERS’ EQUITY
Share Repurchase Programs
The Company's Board of Directors has authorized the following share repurchase programs which were active during Year-To-Date 2018 and Year-To-Date 2017: (1) $250 million in December 2015 (the "2015 $250 Million Share Repurchase Program"); (2) $250 million in March 2017 (the "2017 Share Repurchase Program"); and (3) $250 million in March 2018 (the "2018 Share Repurchase Program"). The 2015 $250 Million Share Repurchase Program has been completed. At August 4, 2018, there was approximately $307.0 million in the aggregate remaining on the 2017 and 2018 Share Repurchase Programs. Under these programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements and other market and business conditions. The Company may suspend or discontinue a program at any time, and may thereafter reinstitute purchases, all without prior announcement.

As part of its share repurchase programs, the Company entered into an accelerated share repurchase program with Goldman Sachs & Co. LLC in March 2018 under which it repurchased and retired approximately 1.0 million shares for $125.0 million. The accelerated share repurchase program was completed during the Second Quarter 2018.
Pursuant to the Company's practice, including due to restrictions imposed by the Company's insider trading policy during black-out periods, the Company withholds and repurchases shares of vesting stock awards and makes payments to taxing authorities as required by law to satisfy the withholding tax requirements of all equity award recipients. The Company's payment of the withholding taxes in exchange for the surrendered shares constitutes a purchase of its common stock. The Company also acquires shares of its common stock in conjunction with liabilities owed under the Company's Deferred Compensation Plan, which are held in treasury.
The following table summarizes the Company's share repurchases:

	Twenty-six Weeks Ended
	August 4, 2018		July 29, 2017
	Shares	Value	Shares	Value
	(In thousands)
Shares repurchases related to:
2015 $250 Million Share Repurchase Program (1)	—	$—	507	57,380
2017 Share Repurchase Program (2)(3)	1,474	$187,522	—	—
Shares acquired and held in treasury under Deferred Compensation Plan	0.9	$124	1.2	$124

(1)	Inclusive of 0.3 million and $31.7 million during Year-To-Date 2017 withheld to cover taxes in conjunction with the vesting of stock awards.

(2)
Inclusive of 0.3 million shares for approximately $42.9 million during Year-To-Date 2018 withheld to cover taxes in conjunction with the vesting of stock awards. Inclusive of approximately 1.0 million shares for $125.0 million repurchased pursuant to an accelerated repurchase program.

(3)	Subsequent to August 4, 2018 and through August 24, 2018, the Company repurchased approximately 40 thousand shares for approximately $5.7 million.
In accordance with the FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2018 and Year-To-Date 2017, approximately $50.2 million and $50.3 million, respectively, were charged to retained earnings.
Dividends
The Second Quarter 2018 dividend of $0.50 per share was paid on June 29, 2018 to shareholders of record on the close of business on June 18, 2018. During Year-To-Date 2018, $17.4 million was charged to retained earnings, of which $16.7 million related to cash dividends paid and $0.7 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. During Year-To-Date 2017, $14.9 million was charged to retained earnings, of which $14.1 million related to cash dividends paid and $0.8 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
The Company's Board of Directors declared a quarterly cash dividend of $0.50 per share to be paid September 17, 2018 to shareholders of record at the close of business on September 5, 2018. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance and other investment priorities.

4.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(In thousands)
Deferred Awards	$3,533	$2,661	$7,346	$5,926
Performance Awards	3,887	4,160	8,871	8,554
Total stock-based compensation expense (1)	$7,420	$6,821	$16,217	$14,480
____________________________________________

(1)
During the Second Quarter 2018 and the Second Quarter 2017, approximately $1.0 million and $1.0 million, respectively, were included within cost of sales. During Year-To-Date 2018 and the Year-To-Date 2017, approximately $1.9 million and $2.0 million, respectively, were included within cost of sales (exclusive of depreciation and amortization). All other stock-based compensation is included in selling, general, and administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $4.3 million and $5.6 million during Year-To-Date 2018 and Year-To-Date 2017, respectively.
Awards Granted During Year-To-Date 2018
The Company granted Deferred Awards and Performance Awards to various executives and Deferred Awards to members of our Board of Directors during Year-To-Date 2018. Awards were also granted in connection with new hires. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Generally, the Deferred Awards granted to members of the Board of Directors vest after one year. Performance Awards granted during Year-To-Date 2018 have a three-year performance period, and, if earned, vest upon completion of the three-year performance period. Depending on the cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, adjusted return on invested capital achieved as of the end of fiscal 2020, and the ranking of our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period, the percentage of Target Shares earned could range from 0% to 250%.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2018
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Deferred Awards, beginning of period	420	$82.30
Granted	131	123.89
Vested	(115)	64.27
Forfeited	(16)	97.26
Unvested Deferred Awards, end of period	420	$99.65

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $26.1 million as of August 4, 2018, which will be recognized over a weighted average period of approximately 2.1 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Performance Awards, beginning of period	544	$84.11
Granted	86	123.00
Shares earned in excess of target	347	70.09
Vested shares, including shares earned in excess of target	(513)	70.09
Forfeited	(82)	119.17
Unvested Performance Awards, end of period	382	$91.46
____________________________________________

(1)	For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, and adjusted return on invested capital as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $18.8 million as of August 4, 2018, which will be recognized over a weighted average period of approximately 1.5 years.

5.	EARNINGS PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted earnings per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(In thousands)
Net income	$7,486	$14,290	$39,023	$50,519

Basic weighted average common shares	16,636	17,704	16,819	17,659
Dilutive effect of stock awards	79	473	406	630
Diluted weighted average common shares	16,715	18,177	17,225	18,289
Antidilutive stock awards	—	—	—	—
Antidilutive stock awards (Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with FASB ASC 260--Earnings per Share.

6.	PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following:

	August 4, 2018	February 3, 2018	July 29, 2017
	(In thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	35,548	35,548	35,548
Material handling equipment	50,230	50,102	48,345
Leasehold improvements	310,669	308,465	316,823
Store fixtures and equipment	274,661	262,363	247,888
Capitalized software	240,471	237,786	213,902
Construction in progress	11,135	9,498	27,775
	926,117	907,165	893,684
Accumulated depreciation and amortization	(669,062)	(648,628)	(630,373)
Property and equipment, net	$257,055	$258,537	$263,311

At August 4, 2018, the Company performed impairment testing on 992 stores with a total net book value of approximately $84.5 million. During the Second Quarter 2018, the Company recorded asset impairment charges of $0.6 million primarily for two stores, both of which were fully impaired. Additionally, during the Second Quarter 2018, the Company recorded asset impairment charges of $3.4 million related to the write-down of information technology systems. During Year-To-Date 2018, the Company recorded asset impairment charges of $0.8 million primarily for four stores. Additionally, during Year-To-Date 2018, the Company recorded asset impairment charges of $4.4 million related to the write-down of information technology systems.
At July 29, 2017, the Company performed impairment testing on 1,026 stores with a total net book value of approximately $84.9 million. During the Second Quarter 2017, the Company recorded asset impairment charges of $1.0 million for three stores, all of which were fully impaired. During Year-To-Date 2017, the Company recorded asset impairment charges of $1.5 million for primarily nine stores, all of which were fully impaired.
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
The Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at August 4, 2018 was approximately $0.6 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of the Company’s credit facility:

	August 4, 2018	February 3, 2018	July 29, 2017
	(In millions)
Credit facility maximum	$250.0	$250.0	$250.0
Borrowing base	250.0	250.0	250.0

Outstanding borrowings	89.3	21.5	54.5
Letters of credit outstanding—standby	7.0	7.0	7.0
Utilization of credit facility at end of period	96.3	28.5	61.5

Availability (1)	$153.7	$221.5	$188.5

Interest rate at end of period	3.5%	5.0%	2.7%

	Year-To-Date 2018	Fiscal 2017	Year-To-Date 2017
Average end of day loan balance during the period	$64.6	$45.8	$62.9
Highest end of day loan balance during the period	151.6	98.2	98.2
Average interest rate	4.0%	2.9%	2.7%
____________________________________________

(1)	The sublimit availability for the letters of credit was $43.0 million at each of August 4, 2018, February 3, 2018, and July 29, 2017, respectively.

8.	LEGAL AND REGULATORY MATTERS

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
The Company engaged in mediation proceedings with the plaintiffs in December 2016 and April 2017. The parties reached an agreement in principle in April 2017, and signed a definitive settlement agreement in November 2017, to settle the matter on a class basis with all individuals in the U.S. who made a qualifying purchase at The Children’s Place from February 11, 2012 through the date of preliminary approval by the court of the settlement. The settlement is subject to court approval and provides for merchandise vouchers for class members who submit valid claims, as well as payment of legal fees and expenses and claims administration expenses. The court has stayed the matter, pending an appellate court ruling in another lawsuit to which the Company is not a party. The settlement, if ultimately approved by the court, will result in the dismissal of all claims through the date of the court’s preliminary approval of the settlement. However, if the settlement is rejected by the court, the parties will likely return to litigation, and in such event, no assurance can be given as to the ultimate outcome of this matter. In connection with the proposed settlement, the Company recorded a reserve for $5.0 million in its consolidated financial statements in the first quarter of 2017.
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
The Company’s effective tax rate for the Second Quarter 2018 was an expense of 17.5% compared to a benefit of 388.0% during the Second Quarter 2017. The effective tax rate was higher during the Second Quarter 2018 primarily as a result of excess tax benefits of approximately $0.5 million during the Second Quarter 2018 compared to approximately $12.3 million in the Second Quarter 2017 due to the timing of excess tax benefits associated with share-based compensation vestings, partially offset by the benefit of the lower U.S. tax rate due to the Tax Cuts and Jobs Act (the "Tax Act").
The Company’s effective tax rate for Year-To-Date 2018 was a benefit of 22.6%, compared to a benefit of 11.8% for Year-To-Date 2017. The effective tax rate was lower for the Year-To-Date 2018 primarily due to a higher excess tax benefit on a percentage basis during Year-To-Date 2018 when applied to pre-tax income year over year, a lower U.S. Federal tax rate in fiscal 2018 due to the reduction in rate under the Tax Act, partially offset by a reserve release of $4 million in the Second Quarter 2017.
Due to the complexities of the Tax Act, the SEC staff issued SAB 118 that allows the Company to record a provisional amount for any income tax effects of the Tax Act in accordance with ASC 740--Income Taxes, to the extent that a reasonable estimate can be made. SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We have recorded provisional amounts for any items that could be reasonably estimated at this time. This includes the one-time transition tax that we have estimated to be $37.6 million, which is based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be $388 million, which was previously considered to be indefinitely reinvested. The transition tax is payable over eight years. The first payment was made during the first quarter of fiscal 2018. In addition, pursuant to IRS guidance, the overpayment from the fiscal year 2017 tax return will be applied first toward the transition tax. Within our consolidated balance sheets, the remaining unpaid transition tax of $19.1 million is included in long-term liabilities.
Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of accumulated post-1986 prescribed foreign E&P and finalize the amounts held in cash or other specified assets. While the Company is no longer permanently reinvested to the extent earnings were subject to the transition tax under the Tax Act, no additional income taxes have been provided on any earnings subsequent to the transition or for any additional outside basis differences inherent in these entities, as these amounts continue to be permanently reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. The total amount of unrecognized tax benefits as of August 4, 2018, February 3, 2018, and July 29, 2017 were $3.9 million, $4.0 million and $3.2 million, respectively, and is included within non-current liabilities. The Company recognized less than $0.1 million in each of the Second Quarter 2018 and the Second Quarter 2017, respectively, of additional interest expense related to its unrecognized tax benefits. During each of Year-To-Date 2018 and Year-To-Date 2017, the Company recognized less than $0.1 million of additional interest expense. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes.

The Company is subject to tax in the United States and foreign jurisdictions, including Canada and Hong Kong. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for federal income tax purposes. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local, or foreign tax authorities for tax years 2012 and prior.
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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of August 4, 2018, the Company had foreign exchange forward contracts with an aggregate notional amount of $23.9 million and the fair value of the derivative instruments was an asset of $2.6 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded within cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during Year-To-Date 2018. Assuming August 4, 2018 exchange rates remain constant, $0.8 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within selling, general, and administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of August 4, 2018.

11.	SEGMENT INFORMATION
In accordance with FASB ASC 280---Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company's U.S.-based wholesale business. Included in The Children's Place International segment are the Company's Canadian-based stores, revenue from the Company's Canadian wholesale business and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of August 4, 2018, The Children’s Place U.S. owned and operated 866 stores and The Children’s Place International owned and operated 126 stores. As of July 29, 2017, The Children’s Place U.S. owned and operated 897 stores and The Children’s Place International owned and operated 129 stores.
The following tables provide segment level financial information:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(In thousands)
Net sales:
The Children’s Place U.S.	$399,299	$327,375	$795,077	$722,138
The Children’s Place International (1)	49,419	46,226	89,954	88,139
Total net sales	$448,718	$373,601	$885,031	$810,277
Operating income:
The Children’s Place U.S.	$6,286	$(924)	$26,675	$37,816
The Children’s Place International	3,736	4,143	6,405	7,687
Total operating income	$10,022	$3,219	$33,080	$45,503
Operating income as a percent of net sales:
The Children’s Place U.S.	1.6%	(0.3)%	3.4%	5.2%
The Children’s Place International	7.6%	9.0%	7.1%	8.7%
Total operating income as a percent of net sales	2.2%	0.9%	3.7%	5.6%
Depreciation and amortization:
The Children’s Place U.S.	$14,863	$14,271	$30,404	$28,234
The Children’s Place International	1,732	1,708	3,597	3,437
Total depreciation and amortization	$16,595	$15,979	$34,001	$31,671
Capital expenditures:
The Children’s Place U.S.	$16,376	$9,776	$27,222	$22,876
The Children’s Place International	405	88	624	280
Total capital expenditures	$16,781	$9,864	$27,846	$23,156

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

	August 4, 2018	February 3, 2018	July 29, 2017
Total assets:	(In thousands)
The Children’s Place U.S.	$781,336	$750,670	$786,038
The Children’s Place International	73,008	189,558	184,637
Total assets	$854,344	$940,228	$970,675

12.	SUBSEQUENT EVENTS
Subsequent to August 4, 2018 and through August 24, 2018, the Company repurchased approximately 40 thousand shares for approximately $5.7 million.

The Company announced that its Board of Directors has declared a quarterly cash dividend of $0.50 per share to be paid on September 17, 2018 to shareholders of record at the close of business on September 5, 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to the Company’s strategic initiatives. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “project,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are based upon the Company's current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results and performance to differ materially. Some of these risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission, including in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended February 3, 2018. Included among the risks and uncertainties that could cause actual results and performance to differ materially are the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences, the risks resulting from the highly competitive nature of the Company’s business and its dependence on consumer spending patterns, which may be affected by changes in economic conditions, the risk that the Company’s strategic initiatives to increase sales and margin are delayed or do not result in anticipated improvements, the risk of delays, interruptions and disruptions in the Company’s global supply chain, including resulting from foreign sources of supply in less developed countries or more politically unstable countries, the risk that the cost of raw materials or energy prices will increase beyond current expectations or that the Company is unable to offset cost increases through value engineering or price increases, various types of litigation, including class action litigations brought under consumer protection, employment, and privacy and information security laws and regulations, the imposition of regulations affecting the importation of foreign-produced merchandise, including duties and tariffs, and the uncertainty of weather patterns. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Second Quarter 2018 — The thirteen weeks ended August 4, 2018

•	Second Quarter 2017 — The thirteen weeks ended July 29, 2017

•	Year-To-Date 2018 — The twenty-six weeks ended August 4, 2018

•	Year-To-Date 2017 — The twenty-six weeks ended July 29, 2017

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
We are the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories, footwear, and other items for children. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. As of August 4, 2018, we operated 992 stores across North America, our e-commerce business at www.childrensplace.com, and had 211 international points of distribution open and operated by our eight franchise partners in 20 countries.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children's Place International segment are our Canadian- based stores, revenue from the Company's Canadian wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of August 4, 2018, The Children’s Place U.S. owned and operated 866 stores and The Children’s Place International owned and operated 126 stores. As of July 29, 2017, The Children’s Place U.S. owned and operated 897 stores and The Children’s Place International owned and operated 129 stores.
Operating Highlights
Our Comparable Retail Sales increased 13.2% and 5.1% during the Second Quarter 2018 and Year-To-Date 2018, respectively. Net sales increased by $75.1 million, or 20.1%, to $448.7 million during the Second Quarter 2018 inclusive of a positive impact of approximately $22.0 million resulting from the calendar shift related to the 53rd week in fiscal 2017.
  Gross margin leveraged 10 basis points to 34.5% during the Second Quarter 2018 from 34.4% during the Second Quarter 2017. The increase resulted primarily from leverage of fixed expenses due to positive Comparable Retail Sales and the reclassification of certain items due to the adoption of Topic 606, partially offset by lower merchandise margins with continued increased penetration of our e-commerce business.
Selling, general, and administrative expenses increased $16.0 million to $124.2 million during the Second Quarter 2018 from $108.2 million during the Second Quarter 2017. As a percentage of net sales, SG&A decreased 130 basis points to 27.7% during the Second Quarter 2018 from 29.0% during the Second Quarter 2017. The comparability of our SG&A was affected by expenses related to the restructuring of certain store and corporate operations, consulting costs for organizational design efforts, system transition costs, and costs incurred in connection with the review of our warehouse and distribution network of $1.8 million for the Second Quarter 2018 and by costs related to the restructuring of certain store operations, a state sales and use tax audit settlement, and a provision for foreign exchange control penalties of $0.6 million for the Second Quarter 2017. Excluding this impact, our SG&A increased $14.8 million and leveraged 150 basis points. The leverage was primarily due to strong Comparable Retail Sales and lower incentive compensation expense, partially offset by expenses related to the continued investment in our transformation initiatives and the reclassification of certain items due to the adoption of Topic 606.
Provision (benefit) for income taxes was an expense of $1.6 million during the Second Quarter 2018 compared to a benefit of $11.4 million during the Second Quarter 2017.  Our effective tax rate was 17.5% and (388)% in the Second Quarter 2018 and the Second Quarter 2017, respectively. The effective tax rate was higher during the Second Quarter 2018 primarily as a result of excess tax benefits of approximately $0.5 million during the Second Quarter 2018 compared to approximately $12.3 million in the Second Quarter 2017 due to the timing of excess tax benefits associated with share-based compensation vestings, partially offset by the benefit of the lower U.S. tax rate due to the Tax Act.
Net income was $7.5 million during the Second Quarter 2018 compared to $14.3 million during the Second Quarter 2017, due to the factors discussed above.  Earnings per diluted share was $0.45 in the Second Quarter 2018 compared to $0.79 per diluted share in the Second Quarter 2017.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.5 million, which is the result of our share repurchase program.
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

The transformation of our digital capabilities has continued during the Second Quarter 2018 with the implementation of a new on-site search tool, the enhancement of our email trigger capabilities, and the introduction of dynamic display re-targeting. During the remainder of fiscal 2018, we plan to develop several new capabilities, including: a new pricing and promotional system that will enable us to deliver personalized offers to our customers, improvements to our e-commerce platform, a new loyalty system that will deliver real-time personalized communication and promotions, and buy-online-ship-to-store.

With respect to alternate channels of distribution, we continued our international expansion program and added 10 additional international points of distribution (stores, shop in shops, e-commerce site) during the Second Quarter 2018 bringing our total count to 211, operating in 20 countries. During the Second Quarter 2018, Semir, our Chinese partner, completed its transition of the operation of our e-commerce site with Tmall and we are expecting for Semir to open its first stores in the second half of fiscal 2018.
We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 300 stores through fiscal 2020, which includes the 191 stores closed since the announcement of this initiative.

During Year-To-Date 2018, we repurchased approximately 1.5 million shares for approximately $187.5 million, inclusive of shares repurchased under our accelerated share repurchase program and shares surrendered to cover tax withholdings associated with the vesting of equity awards. As of August 4, 2018, there was approximately $307.0 million in aggregate remaining pursuant to the 2017 and 2018 Share Repurchase Programs. We also paid cash dividends of $16.7 million during Year-To-Date 2018 and announced that our Board of Directors has declared a quarterly cash dividend of $0.50 per share to be paid on September 17, 2018 to shareholders of record on the close of business on September 5, 2018.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Average Translation Rates (1)
Canadian Dollar	0.7672	0.7577	0.7756	0.7549
Hong Kong Dollar	0.1274	0.1283	0.1275	0.1285
China Yuan Renminbi	0.1530	0.1465	0.1550	0.1459
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
Inventory Valuation- We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences and market conditions.  Our historical estimates have not differed materially from actual results and a 10% difference in our reserve as of August 4, 2018 would have impacted net income by approximately $0.3 million.  Our reserve balance at August 4, 2018 was approximately $4.3 million compared to $2.3 million at July 29, 2017.
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
Time Vesting and Performance-Based Awards
We generally grant time vesting and performance-based stock awards to employees at management levels and above.  We also grant time vesting stock awards to our non-employee directors.  Time vesting awards are granted in the form of restricted stock units that require each recipient to complete a service period ("Deferred Awards"). Deferred Awards granted to employees generally vest ratably over three years. Deferred Awards granted to non-employee directors generally vest after one year. Performance-based stock awards are granted in the form of restricted stock units which have a performance criteria that must be achieved for the awards to be earned in addition to a service period requirement ("Performance Awards") and each Performance Award has a defined number of shares that an employee can earn (the "Target Shares"). With the approval of the Board's Compensation Committee, the Company may settle vested Deferred Awards and Performance Awards to the employee in shares, in a cash amount equal to the market value of such shares at the time all requirements for delivery of the award have been met, or in part shares and cash. For Performance Awards issued during fiscal 2015 (the “2015 Performance Awards”), the Target Shares earned can range from 0% to 300% and depend on the achievement of adjusted earnings per share for the cumulative three-fiscal year performance period and our total shareholder return (“TSR”) relative to that of companies in our peer group. The 2015 Performance Awards cliff vested at 300% after the completion of the applicable three year performance period.  The 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016 and fiscal 2017 (the “2016 and 2017 Performance Awards”), an employee may earn from 0% to 200% of their Target Shares based on the cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, and adjusted return on invested capital ("adjusted ROIC") achieved at the end of the performance period. The 2016 and 2017 Performance Awards cliff vest, if earned, after completion of the applicable three year performance period. The fair value of the 2016 and 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. For Performance Awards issued during fiscal 2018 (the “2018 Performance Awards”), an employee may earn from 0% to 250% of their Target Shares based on the cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, adjusted ROIC achieved as of the end of the performance period, and the ranking of our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period. The 2018 Performance Awards cliff vest, if earned, after completion of the three-year performance period. The fair value of the 2018 Performance Awards granted is based on the closing price of our common stock on the grant date. Compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover. While actual forfeitures could vary significantly from those estimated, a 10% change in our estimated forfeiture rate would impact our fiscal 2018 net income by approximately $0.5 million.
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
We review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At August 4, 2018, the average net book value per store was approximately $0.1 million.

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
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of August 4, 2018 would have impacted net income by approximately $0.4 million.

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

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right of use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. We are executing against our implementation plan and gathering information to assess which of our real estate, personal property and other arrangements may meet the definition of a lease as contemplated in the guidance. While we are currently reviewing the potential impact of this standard, we would expect that the adoption of this standard will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet given the extent of our lease portfolio.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e. “basis points”). For example, gross profit increased approximately 10 basis points to 34.5% of net sales during the Second Quarter 2018 from 34.4% during the Second Quarter 2017.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e. “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e. “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	65.5	65.6	64.4	63.1
Gross profit	34.5	34.4	35.6	36.9
Selling, general, and administrative expenses	27.7	29.0	27.4	27.2
Depreciation and amortization	3.7	4.3	3.8	3.9
Asset impairment charge	0.9	0.3	0.6	0.2
Operating income	2.2	0.9	3.7	5.6
Income before income taxes	2.0	0.8	3.6	5.6
Provision (benefit) for income taxes	0.4	(3.0)	(0.8)	(0.7)
Net income	1.7%	3.8%	4.4%	6.2%
Number of Company-operated stores, end of period	992	1,026	992	1,026
____________________________________________
 Table may not add due to rounding.

The following tables set forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales:	(In thousands)
The Children’s Place U.S.	$399,299	$327,375	$795,077	$722,138
The Children’s Place International	49,419	46,226	89,954	88,139
Total net sales	$448,718	$373,601	$885,031	$810,277

Second Quarter 2018 Compared to the Second Quarter 2017

Net sales increased by $75.1 million, or 20.1%, to $448.7 million during the Second Quarter 2018 from $373.6 million during the Second Quarter 2017.  The net sales increase of $75.1 million was primarily driven by a Comparable Retail Sales increase of 13.2%, a positive impact of approximately $22.0 million resulting from the calendar shift related to the 53rd week in fiscal 2017, and the adoption of Topic 606.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and revenues.
The Children’s Place U.S. net sales increased $71.9 million, or 22%, to $399.3 million in the Second Quarter 2018 compared to $327.4 million in the Second Quarter 2017.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 14.2%, a positive impact resulting from the calendar shift related to the 53rd week in fiscal 2017, and the adoption of Topic 606.
The Children’s Place International net sales increased $3.2 million, or 6.9%, to $49.4 million in the Second Quarter 2018 compared to $46.2 million in the Second Quarter 2017.  The increase resulted primarily from a Canadian Comparable Retail Sales increase of 4.2%.
Gross profit increased by $26.4 million to $154.8 million during the Second Quarter 2018 from $128.4 million during the Second Quarter 2017.  Gross margin leveraged 10 basis points to 34.5% during the Second Quarter 2018 from 34.4% during the Second Quarter 2017. The increase resulted primarily from leverage of fixed expenses due to positive Comparable Retail Sales and the reclassification of certain items due to the adoption of Topic 606, partially offset by lower merchandise margins with continued increased penetration of our e-commerce business.
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

Selling, general, and administrative expenses increased $16.0 million to $124.2 million during the Second Quarter 2018 from $108.2 million during the Second Quarter 2017. As a percentage of net sales, SG&A decreased 130 basis points to 27.7% during the Second Quarter 2018 from 29.0% during the Second Quarter 2017. The comparability of our SG&A was affected by expenses related to the restructuring of certain store and corporate operations, consulting costs for organizational design efforts, system transition costs, and costs incurred in connection with the review of our warehouse and distribution network of $1.8 million for the Second Quarter 2018 and by costs related to the restructuring of certain store operations, a state sales and use tax audit settlement, and a provision for foreign exchange control penalties of $0.6 million for the Second Quarter 2017. Excluding this impact, our SG&A increased $14.8 million and leveraged 150 basis points. The leverage was primarily due to strong Comparable Retail Sales and lower incentive compensation expense, partially offset by expenses related to the continued investment in our transformation initiatives and the reclassification of certain items due to the adoption of Topic 606.
Asset impairment charges were $4.0 million during the Second Quarter 2018, of which $0.6 million related to the full impairment of primarily two stores, and $3.4 million related to the write-down of information technology systems. Asset impairment charges during the Second Quarter 2017 were $1.0 million, which related to the full impairment of primarily three stores.
Depreciation and amortization was $16.6 million during the Second Quarter 2018 compared to $16.0 million during the Second Quarter 2017 reflecting increased depreciation associated with our ongoing investment in business transformation initiatives.
Provision (benefit) for income taxes was an expense of $1.6 million during the Second Quarter 2018 compared to a benefit of $11.4 million during the Second Quarter 2017.  Our effective tax rate was 17.5% and (388)% in the Second Quarter 2018 and the Second Quarter 2017, respectively. The effective tax rate was higher during the Second Quarter 2018 primarily as a result of excess tax benefits of approximately $0.5 million during the Second Quarter 2018 compared to approximately $12.3 million in the Second Quarter 2017 due to the timing of excess tax benefits associated with share-based compensation vestings, partially offset by the benefit of the lower U.S. tax rate due to the Tax Act.
Net income was $7.5 million during the Second Quarter 2018 compared to $14.3 million during the Second Quarter 2017, due to the factors discussed above.  Earnings per diluted share was $0.45 in the Second Quarter 2018 compared to $0.79 per diluted share in the Second Quarter 2017.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.5 million, which is the result of our share repurchase program.
Year-To-Date 2018 Compared to the Year-To-Date 2017

Net sales increased by $74.8 million, or 9.2%, to $885.0 million during Year-To-Date 2018 from $810.3 million during Year-To-Date 2017.  The net sales increase was primarily driven by a Comparable Retail Sales increase of 5.1%, a positive impact of approximately $22.0 million resulting from the calendar shift related to the 53rd week in fiscal 2017, and the adoption of Topic 606.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and revenues.
The Children’s Place U.S. net sales increased $73.0 million, or 10.1%, to $795.1 million during Year-To-Date 2018 compared to $722.1 million during Year-To-Date 2017.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 5.9% and the adoption of Topic 606.
The Children’s Place International net sales increased $1.9 million, or 2.2%, to $90.0 million during Year-To-Date 2018 compared to $88.1 million during Year-To-Date 2017.  The increase resulted primarily from a Canadian Comparable Retail Sales increase of 1.4%.
Gross profit increased by $16.0 million to $315.0 million during Year-To-Date 2018 from $299.0 million during Year-To-Date 2017.  Gross margin de-leveraged 130 basis points to 35.6% during Year-To-Date 2018 from 36.9% during Year-To-Date 2017. The de-leverage resulted primarily from increased penetration of our e-commerce business, which operates at a lower gross margin rate due to higher fulfillment costs, partially offset by the reclassification of certain items due to the adoption of Topic 606.
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

Selling, general, and administrative expenses increased $22.3 million to $242.7 million during Year-To-Date 2018 from $220.4 million during Year-To-Date 2017. As a percentage of net sales, SG&A increased 20 basis points to 27.4% during Year-To-Date 2018 from 27.2% during Year-To-Date 2017. The comparability of our SG&A was affected by expenses related to the restructuring of certain store and corporate operations, consulting costs for organizational design efforts, system transition costs, and costs incurred in connection with the review of our warehouse and distribution network of $1.5 million during Year-To-Date 2018 and by costs related to the a provision for a legal settlement, restructuring of certain store operations, a state sales and use tax audit settlement, and a provision for foreign exchange control penalties of $5.9 million during Year-To-Date 2017. Excluding this impact, our SG&A increased $26.7 million and de-leveraged 70 basis points. The de-leverage was primarily due to the continued investment in our transformation initiatives and the reclassification of certain items due to the adoption of Topic 606, partially offset by lower incentive compensation expense.
Asset impairment charges were $5.2 million during Year-To-Date 2018, of which $0.8 million related to the full impairment of primarily four stores, and $4.4 million related to the write-down of information technology systems. Asset impairment charges during Year-To-Date 2017 were $1.5 million, which related to the full impairment of primarily nine stores.
Depreciation and amortization was $34.0 million during Year-To-Date 2018 compared to $31.7 million during Year-To-Date 2017 reflecting increased depreciation associated with our ongoing investment in business transformation initiatives.
Benefit for income taxes was $7.2 million during Year-To-Date 2018 compared to $5.3 million during Year-To-Date 2017.  Our effective tax rate was (22.6)% and (11.8)% during Year-To-Date 2018 and Year-To-Date 2017, respectively. The effective tax rate was lower for Year-To-Date 2018 primarily due to a higher excess tax deduction on a percentage basis during Year-To-Date 2018 when applied to pre-tax income year over year, a lower U.S. Federal tax rate in fiscal 2018 due to the reduction in rate under the Tax Act, partially offset by a reserve release of $4.0 million during Year-To-Date 2017.
Net income was $39.0 million during Year-To-Date 2018 compared to $50.5 million during Year-To-Date 2017, due to the factors discussed above.  Earnings per diluted share was $2.27 during Year-To-Date 2018 compared to $2.76 per diluted share during Year-To-Date 2017.  This decrease in earnings per share is due to the factors noted above, partially offset by a lower weighted average common shares outstanding of approximately 1.1 million, which is the result of our share repurchase program.
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
Our working capital decreased $133.5 million to $126.4 million at August 4, 2018 compared to $259.9 million at July 29, 2017, primarily due to the purchase of common stock related to our share repurchase programs. During Year-To-Date 2018, we repurchased approximately 1.5 million shares for approximately $187.5 million.  During Year-To-Date 2017, we repurchased approximately 0.5 million shares for approximately $57.4 million. We also paid cash dividends of $16.7 million and $14.1 million during Year-To-Date 2018 and Year-To-Date 2017, respectively. Subsequent to August 4, 2018 and through August 24, 2018, we repurchased approximately 40 thousand shares for approximately $5.7 million and declared a quarterly cash dividend of $0.50 per share to be paid on September 17, 2018 to shareholders of record at the close of business on September 5, 2018.
Our credit facility provides for borrowings up to the lesser of $250.0 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At August 4, 2018, we had $89.3 million of outstanding borrowings and $153.7 million available for borrowing. In addition, at August 4, 2018, we had $7.0 million of outstanding letters of credit with an additional $43.0 million available for issuing letters of credit.
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
We have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at August 4, 2018 was approximately $0.6 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2018, cash flows provided by operating activities were $11.3 million compared to $71.4 million during Year-To-Date 2017. The decrease was primarily due to the timing of inventory purchases and related payments as well as lower operating income.
During Year-To-Date 2018, cash flows used in investing activities were $13.3 million compared to $30.2 million during Year-To-Date 2017. This change was primarily due to a net redemption of short-term investments into cash and cash equivalents during Year-To-Date 2018 compared to a net purchase of short-term investments during Year-To-Date 2017.
During Year-To-Date 2018, cash flows used in financing activities were $136.4 million compared to $32.4 million during Year-To-Date 2017.  The increase primarily resulted from an increase in purchases of our common stock, primarily related to our accelerated share repurchase program and shares repurchased to cover tax withholdings associated with the vesting of equity awards.
We anticipate that total capital expenditures will be approximately $75-85 million in fiscal 2018, primarily related to our business transformation initiatives, compared to $59 million in fiscal 2017. Our ability to continue to meet our capital requirements in fiscal 2018 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2018, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.
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
All derivative instruments are presented at gross fair value on the Consolidated Balance Sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of August 4, 2018, we had foreign exchange forward contracts with an aggregate notional amount of $23.9 million and the fair value of the derivative instruments was an asset of $2.6 million.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of August 4, 2018, we had $89.3 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of August 4, 2018, net assets in Canada and Hong Kong were approximately $19.4 million and $72.8 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $1.9 million and $7.3 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of August 4, 2018, we had approximately $93.8 million of our cash and cash equivalents held in foreign countries, of which approximately $15.8 million was in Canada, approximately $72.6 million was in Hong Kong and approximately $5.4 million was in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2018 net sales could have decreased or increased by approximately $7.6 million and total costs and expenses could have decreased or increased by approximately $9.8 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At August 4, 2018, we had foreign currency denominated receivables and payables, including inter-company balances, of $3.3 million and $4.7 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. As of August 4, 2018, we had foreign exchange forward contracts with an aggregate notional amount of $23.9 million and the fair value of the derivative instruments was an asset of $2.6 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $2.3 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We import a vast majority of our merchandise from foreign countries, primarily China, Bangladesh, Indonesia, Vietnam, India, and Cambodia.  Consequently, any significant or sudden change in these foreign countries' political, foreign trade, financial, banking or currency policies and practices, or the occurrence of significant labor unrest, could have a material adverse impact on our financial position, results of operations, and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of August 4, 2018. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of August 4, 2018, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

The following table provides a month-by-month summary of our share repurchase activity during the Second Quarter 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
5/6/18-6/2/18 (1)	283,257	$108.21	282,774	$326,516
6/3/18-7/7/18 (2)	83,284	128.68	83,284	315,798
7/8/18-8/4/18	74,000	121.24	74,000	306,826
Total	440,541	$114.27	440,058	$306,826
____________________________________________

(1)
Consists of 483 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 45,428 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Consists of 284 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	August 28, 2018	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 28, 2018	By:	/S/ ANURUP PRUTHI
ANURUP PRUTHI
Chief Financial Officer
(Principal Accounting and Financial Officer)