Form 10-Q
period 2018-11-03
Childrens Place, Inc.
filed 2018-12-06
CIK 1041859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
 FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018

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

The number of shares outstanding of the registrant’s common stock with a par value of $0.10 per share, as of December 4, 2018 was 16,194,252 shares.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 3, 2018

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 3, 2018	February 3, 2018	October 28, 2017
	(unaudited)		(unaudited)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$92,950	$244,519	$257,743
Short-term investments	—	15,000	15,000
Accounts receivable	40,111	26,094	32,432
Inventories	376,858	324,435	363,788
Prepaid expenses and other current assets	37,467	46,456	22,690
Total current assets	547,386	656,504	691,653
Long-term assets:
Property and equipment, net	262,380	258,537	266,230
Deferred income taxes	12,722	12,698	51,015
Other assets	14,765	12,489	4,526
Total assets	$837,253	$940,228	$1,013,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Revolving loan	$65,000	$21,460	$56,400
Accounts payable	223,607	210,300	249,562
Income taxes payable	7,598	6,911	6,790
Accrued expenses and other current liabilities	115,583	121,853	116,426
Total current liabilities	411,788	360,524	429,178
Long-term liabilities:
Deferred rent liabilities	46,670	52,425	55,095
Other tax liabilities	3,895	4,030	3,220
Income taxes payable	19,074	34,598	—
Other long-term liabilities	12,368	14,952	15,465
Total liabilities	493,795	466,529	502,958
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.10 par value, 100,000 shares authorized; 16,303, 17,257 and 17,487 issued; 16,256, 17,211 and 17,443 outstanding	1,630	1,726	1,749
Additional paid-in capital	146,811	258,501	253,724
Treasury stock, at cost (47, 46 and 44 shares)	(2,622)	(2,436)	(2,374)
Deferred compensation	2,622	2,436	2,374
Accumulated other comprehensive loss	(15,734)	(12,831)	(17,640)
Retained earnings	210,751	226,303	272,633
Total stockholders’ equity	343,458	473,699	510,466
Total liabilities and stockholders’ equity	$837,253	$940,228	$1,013,424
See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(In thousands, except earnings per share)
Net sales	$522,495	$490,026	$1,407,526	$1,300,303
Cost of sales (exclusive of depreciation and amortization)	318,129	287,593	888,125	798,874
Gross profit	204,366	202,433	519,401	501,429
Selling, general, and administrative expenses	123,207	118,288	365,933	338,642
Depreciation and amortization	17,404	16,789	51,405	48,460
Asset impairment charges	396	3,203	5,632	4,661
Other costs (income)	(1,246)	4	(1,255)	14
Operating income	64,605	64,149	97,686	109,652
Interest expense	(944)	(517)	(2,641)	(1,772)
Interest income	113	417	567	1,343
Income before provision for income taxes	63,774	64,049	95,612	109,223
Provision for income taxes	13,861	19,972	6,675	14,627
Net income	$49,913	$44,077	$88,937	$94,596

Earnings per common share
Basic	$3.04	$2.50	$5.33	$5.36
Diluted	$3.03	$2.44	$5.24	$5.19

Weighted average common shares outstanding
Basic	16,394	17,617	16,677	17,645
Diluted	16,496	18,090	16,982	18,223

Cash dividends declared per common share	$0.50	$0.40	$1.50	$1.20

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(In thousands)
Net income	$49,913	$44,077	$88,937	$94,596
Other comprehensive income:
Foreign currency translation adjustment	(369)	(4,741)	(3,063)	2,476
Change in fair value of cash flow hedges, net of income taxes	84	191	160	225
Total comprehensive income	$49,628	$39,527	$86,034	$97,297

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,937	$94,596
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	51,405	48,460
Stock-based compensation	20,693	22,561
Deferred taxes	(244)	(3,654)
Asset impairment charges	5,632	4,661
Other	631	272
Changes in operating assets and liabilities:
Inventories	(53,891)	(76,556)
Accounts receivable	(14,082)	(977)
Prepaid expenses and other assets	(1,322)	(5,991)
Income taxes payable, net of prepayments	(6,399)	(8,051)
Accounts payable and other current liabilities	495	66,129
Deferred rent and other liabilities	(8,377)	(11,505)
Net cash provided by operating activities	83,478	129,945
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55,504)	(37,882)
Purchase of short-term investments	—	(15,000)
Proceeds from sale of short-term investments	15,000	49,300
Change in deferred compensation plan	(617)	(636)
Net cash used in investing activities	(41,121)	(4,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock, including shares surrendered for tax withholdings and transaction costs	(213,073)	(85,385)
Payment of dividends	(24,939)	(21,145)
Borrowings under revolving loan	628,096	487,660
Repayments under revolving loan	(584,555)	(446,640)
Net cash used in financing activities	(194,471)	(65,510)
Effect of exchange rate changes on cash and cash equivalents	545	3,817
Net increase (decrease) in cash and cash equivalents	(151,569)	64,034
Cash and cash equivalents, beginning of period	244,519	193,709
Cash and cash equivalents, end of period	$92,950	$257,743

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017
	(In thousands)
OTHER CASH FLOW INFORMATION:
Net cash paid during the period for income taxes	$14,585	$30,297
Cash paid during the period for interest	2,277	1,567
Increase in accrued purchases of property and equipment	5,660	6,428

See accompanying notes to these consolidated financial statements.

THE CHILDREN’S PLACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
Description of Business
The Children's Place, Inc. and subsidiaries (the “Company”) is the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories, footwear, and other items for children. The Company designs, contracts to manufacture, sells at retail and wholesale and licenses to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under its proprietary “The Children's Place”, "Place", and "Baby Place" brand names.
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Children’s Place, Inc. as of November 3, 2018 and October 28, 2017 and the results of its consolidated operations for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017 and cash flows for the thirty-nine weeks ended November 3, 2018 and October 28, 2017. The consolidated financial position as of February 3, 2018 was derived from audited financial statements.  Due to the seasonal nature of the Company’s business, the results of operations for the thirty-nine weeks ended November 3, 2018 and October 28, 2017 are not necessarily indicative of operating results for a full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Terms that are commonly used in the Company’s notes to consolidated financial statements are defined as follows:

•	Third Quarter 2018 — The thirteen weeks ended November 3, 2018

•	Third Quarter 2017 — The thirteen weeks ended October 28, 2017

•	Year-To-Date 2018 — The thirty-nine weeks ended November 3, 2018

•	Year-To-Date 2017 — The thirty-nine weeks ended October 28, 2017

•	FASB — Financial Accounting Standards Board

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
Stock-based Compensation
The Company generally grants time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels.  The Company also grants Deferred Awards to its non-employee directors.  Deferred Awards are granted in the form of a defined number of restricted stock units that require each recipient to complete a service period. Deferred Awards generally vest ratably over three years, except for those granted to non-employee directors, which generally vest after one year. Performance Awards are granted in the form of restricted stock units which have performance criteria that must be achieved for the awards to vest (the "Target Shares") in addition to a service period requirement. For Performance Awards issued during fiscal 2015 (the “2015 Performance Awards”), an employee may earn from 0% to 300% of their Target Shares based on the adjusted earnings per share achieved for a cumulative three-fiscal year performance period and our 3-year total shareholder return (“TSR”) relative to that of companies in our peer group. The 2015 Performance Awards cliff vested in fiscal 2018 after completion of the applicable three year performance period at 300%. The 2015 Performance Awards grant date fair value was estimated using a Monte Carlo simulation covering the period from the valuation date through the end of the applicable performance period using our simulated stock price as well as the TSR of companies in our peer group. For Performance Awards issued during fiscal 2016 and 2017 (the “2016 and 2017 Performance

Awards”), an employee may earn from 0% to 200% of their Target Shares based on the achievement of cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period and adjusted return on invested capital ("adjusted ROIC") achieved as of the end of the performance period. The 2016 and 2017 Performance Awards cliff vest, if earned, after completion of the applicable three-year performance period. The fair value of the 2016 and 2017 Performance Awards granted is based on the closing price of our common stock on the grant date. For Performance Awards issued during fiscal 2018 (the “2018 Performance Awards”), an employee may earn from 0% to 250% of their Target Shares based on cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, adjusted ROIC achieved as of the end of the performance period, and the ranking of our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period. The 2018 Performance Awards cliff vest, if earned, after completion of the three-year performance period. The fair value of the 2018 Performance Awards granted is based on the closing price of our common stock on the grant date.
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
The Company has established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The assets of the rabbi trust are general assets of the Company and, as such, would be subject to the claims of creditors in the event of bankruptcy or insolvency.  Investments of the rabbi trust consist of mutual funds and Company common stock.  The Deferred Compensation Plan liability, excluding Company common stock, is included within other long-term liabilities and changes in the balance, except those relating to payments, are recognized as compensation expense within selling, general, and administrative expenses.  The value of the mutual funds is included in other assets and related earnings and losses are recognized as investment income or loss, which is included within selling, general, and administrative expenses.  Company stock deferrals are included within the equity section of the Company’s consolidated balance sheet as treasury stock and as a deferred compensation liability.  Deferred stock is recorded at fair market value at the time of deferral and any subsequent changes in fair market value are not recognized.
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

To Be Adopted After Fiscal 2018

In August 2017, the FASB issued guidance relating to the accounting for hedging activities. This guidance aims to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in the guidance expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued guidance relating to the accounting for leases. This guidance applies a right of use model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the noncancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. We are executing against our implementation plan and gathering information to assess which of our real estate, personal property, and other arrangements may meet the definition of a lease as contemplated in the guidance.

The Company will adopt this guidance beginning in its fiscal year 2019 using a modified retrospective approach with the cumulative effect of adopting the standard recognized as an adjustment to opening retained earnings. The Company anticipates it will apply an optional package of practical expedients intended to ease transition to the standard by allowing the Company to carryforward its original lease classification conclusions without reassessment. The Company is also evaluating which, if any, of certain other expedients it will elect upon adoption. While we are currently reviewing the potential impact of this standard, we would expect that the adoption of this standard will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet given the extent of our lease portfolio.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet and income statement were as follows, with the impact primarily related to the accounting for our private label credit card program and gift card breakage:

	For the period ended November 3, 2018
Balance Sheet	As reported	Balances without adoption of Topic 606	Effect of adoption Higher/(Lower)
	(In thousands)
Property and equipment, net	$262,380	261,666	$714
Deferred income taxes	$12,722	13,129	$(407)
Other assets	$14,765	14,384	$381
Accrued expenses and other current liabilities	$115,583	114,757	$826
Other long-term liabilities	$12,368	13,923	$(1,555)
Retained earnings	$210,751	209,334	$1,417

	For the 13 weeks ended November 3, 2018			For the 39 weeks ended November 3, 2018
Income Statement	As reported	Amounts without adoption of Topic 606	Effect of adoption Higher/(Lower)	As reported	Amounts without adoption of Topic 606	Effect of adoption Higher/(Lower)
	(In thousands)			(In thousands)
Net sales	$522,495	517,249	$5,246	$1,407,526	1,393,373	$14,153
Selling, general, and administrative expenses	$123,207	118,248	$4,959	$365,933	352,604	$13,329
Depreciation and amortization	$17,404	17,369	$35	$51,405	51,298	$107
Operating income	$64,605	64,353	$252	$97,686	96,969	$717

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following table presents our revenues disaggregated by geography:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales:	(In thousands)
South	$167,800	$154,531	$481,333	$431,282
Northeast	136,134	124,616	343,951	321,189
West	74,665	71,492	212,163	195,364
Midwest	70,989	67,524	181,374	170,947
International and other	72,907	71,863	188,705	181,521
Total net sales	$522,495	$490,026	$1,407,526	$1,300,303

The Company recognizes revenue, including shipping and handling fees billed to customers, upon purchase at the Company's retail stores or when received by the customer if the product was purchased via e-commerce, net of coupon redemptions and anticipated sales returns. The Company deferred approximately $4.3 million and $3.1 million as of November 3, 2018 and October 28, 2017, respectively, based upon estimated time of delivery, at which point control passes to the customer, and is recorded in accrued expenses and other current liabilities. Sales tax collected from customers is excluded from revenue.

For the sale of goods with a right of return, the Company recognizes revenue for the consideration it expects to be entitled to and calculates an allowance for estimated sales returns based upon the Company's sales return experience. Adjustments to the allowance for estimated sales returns in subsequent periods are generally not material based on historical data, thereby reducing the uncertainty inherent in such estimates. The allowance for estimated sales returns, which is recorded in accrued expenses and other current liabilities, was approximately $2.2 million and $2.8 million as of November 3, 2018 and October 28, 2017, respectively.

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

In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration, such as additional bonuses, including profit-sharing, over the life of the program. Similar to the upfront bonus, the usage-based royalties and bonuses are recognized as revenue and allocated between the brand and reward obligations. The amount allocated to the brand obligation is recognized on a straight-line basis over the initial term. The amount allocated to the reward obligation is recognized on a point-in-time basis as redemptions under the loyalty program occur. In addition, the annual profit-sharing amount is estimated and recognized quarterly within an annual period when earned. The additional bonuses are amortized over the contract term based on anticipated progress against future targets and level of risk associated with achieving the targets. The Company deferred approximately $0.7 million as of November 3, 2018 in relation to its private label credit card performance obligations.

The Company has a points-based customer loyalty program, in which customers earn points based on purchases and other promotional activities. These points can be redeemed for coupons to discount future purchases. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the program and the related redemption experience under the program. The value of each point earned is recorded as deferred revenue and is included within accrued expenses and other current liabilities. The total contract liability related to this program was $1.7 million and $3.7 million as of November 3, 2018 and October 28, 2017, respectively. The following table provides the reconciliation of the contract liability related to this program:

Contract Liability
(In thousands)
Balance at February 3, 2018	$4,138
Loyalty points earned	17,452
Loyalty points redeemed and expired	(19,905)
Balance at November 3, 2018	$1,685

The Company's policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. With the adoption of Topic 606, gift card breakage is recorded within net sales during Year-To-Date 2018 and within selling, general, and administrative expenses during Year-To-Date 2017 prior to adoption of Topic 606. Prior to their redemption, gift cards are recorded as a liability, included within accrued expenses and other current liabilities. The total contract liability related to gift cards issued was $16.3 million and $16.6 million as of November 3, 2018 and October 28, 2017, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

Contract Liability
(In thousands)
Balance at February 3, 2018	$16,145
Gift cards sold	24,842
Gift cards redeemed	(22,729)
Gift card breakage	(1,945)
Balance at November 3, 2018	$16,313

The Company has an international expansion program through territorial agreements with franchisees. The Company generates revenues from the franchisees from the sale of product and, in certain cases, sales royalties. The Company records net sales and cost of goods sold on the sale of product to franchisees when the franchisee takes ownership of the product. The Company records net sales for royalties when the applicable franchisee sells the product to their customers. Under certain agreements, the Company receives a fee from applicable franchisees for exclusive territorial rights and based on the opening of new stores in such franchisee's licensed territory. The Company records these territorial fees as deferred revenue and amortizes the fee into gross sales over the life of the territorial agreement.

3.	STOCKHOLDERS’ EQUITY
Share Repurchase Programs
The Company's Board of Directors has authorized the following share repurchase programs which were active during Year-To-Date 2018 and Year-To-Date 2017: (1) $250 million in December 2015 (the "2015 $250 Million Share Repurchase Program"); (2) $250 million in March 2017 (the "2017 Share Repurchase Program"); and (3) $250 million in March 2018 (the "2018 Share Repurchase Program"). The 2015 $250 Million Share Repurchase Program has been completed. At November 3, 2018, there was approximately $281.3 million in the aggregate remaining on the 2017 and 2018 Share Repurchase Programs. Under these programs, the Company may repurchase shares in the open market at current market prices at the time of purchase or in privately negotiated transactions. The timing and actual number of shares repurchased under a program will depend on a variety of factors including price, corporate and regulatory requirements, and other market and business conditions. The Company may suspend or discontinue a program at any time, and may thereafter reinstitute purchases, all without prior announcement.

As part of its share repurchase programs, the Company entered into an accelerated share repurchase program with Goldman Sachs & Co. LLC in March 2018 under which it repurchased and retired approximately 1.0 million shares for $125.0 million. The accelerated share repurchase program was completed during the second quarter of fiscal 2018.
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
The following table summarizes the Company's share repurchases:

	Thirty-nine Weeks Ended
	November 3, 2018		October 28, 2017
	Shares	Value	Shares	Value
	(In thousands)
Shares repurchases related to:
2015 $250 Million Share Repurchase Program (1)	—	$—	766	$85,385
2017 Share Repurchase Program (2)(3)	1,666	$213,113	—	$—
Shares acquired and held in treasury under Deferred Compensation Plan	1.4	$186	1.7	$186

(1)	Inclusive of 0.3 million and $32.7 million during Year-To-Date 2017 withheld to cover taxes in conjunction with the vesting of stock awards.

(2)
Inclusive of 0.3 million shares for approximately $43.2 million during Year-To-Date 2018 withheld to cover taxes in conjunction with the vesting of stock awards. Inclusive of approximately 1.0 million shares for $125.0 million repurchased pursuant to an accelerated repurchase program.

(3)	Subsequent to November 3, 2018 and through December 4, 2018, the Company repurchased approximately 60 thousand shares for approximately $8.4 million.
In accordance with the FASB ASC 505--Equity, the par value of the shares retired is charged against common stock and the remaining purchase price is allocated between additional paid-in capital and retained earnings.  The portion charged against additional paid-in capital is determined using a pro-rata allocation based on total shares outstanding.  Related to all shares retired during Year-To-Date 2018 and Year-To-Date 2017, approximately $79.4 million and $74.5 million, respectively, were charged to retained earnings.
Dividends
The Third Quarter 2018 dividend of $0.50 per share was paid on September 17, 2018 to shareholders of record on the close of business on September 5, 2018. During Year-To-Date 2018, $26.0 million was charged to retained earnings, of which $24.9 million related to cash dividends paid and $1.1 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards. During Year-To-Date 2017, $22.4 million was charged to retained earnings, of which $21.1 million related to cash dividends paid and $1.3 million related to dividend share equivalents on unvested Deferred Awards and Performance Awards.
The Company's Board of Directors declared a quarterly cash dividend of $0.50 per share to be paid December 28, 2018 to shareholders of record at the close of business on December 17, 2018. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Company’s Board of Directors based on a number of factors, including business and market conditions, the Company’s future financial performance, and other investment priorities.

4.	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(In thousands)
Deferred Awards	$2,685	$2,804	$10,031	$8,730
Performance Awards	1,791	5,277	10,662	13,831
Total stock-based compensation expense (1)	$4,476	$8,081	$20,693	$22,561
____________________________________________

(1)
During the Third Quarter 2018 and the Third Quarter 2017, approximately $1.1 million and $1.1 million, respectively, were included within cost of sales. During Year-To-Date 2018 and the Year-To-Date 2017, approximately $3.0 million and $3.1 million, respectively, were included within cost of sales (exclusive of depreciation and amortization). All other stock-based compensation is included in selling, general, and administrative expenses.

The Company recognized a tax benefit related to stock-based compensation expense of approximately $5.5 million and $8.8 million during Year-To-Date 2018 and Year-To-Date 2017, respectively.
Awards Granted During Year-To-Date 2018
The Company granted Deferred Awards and Performance Awards to various executives and Deferred Awards to members of our Board of Directors during Year-To-Date 2018. Awards were also granted in connection with new hires. Generally, the Deferred Awards have a three year vesting period with one third of the award vesting annually. Generally, the Deferred Awards granted to members of the Board of Directors vest after one year. Performance Awards granted during Year-To-Date 2018 have a three-year performance period, and, if earned, vest upon completion of the three-year performance period. Depending on the cumulative adjusted earnings per share achieved for the three-year performance period, adjusted operating margin expansion achieved for the three-year performance period, adjusted return on invested capital achieved as of the end of fiscal 2020, and the ranking of our adjusted ROIC relative to that of companies in our peer group as of the end of the performance period, the percentage of Target Shares earned with respect to the 2018 Performance Awards could range from 0% to 250%.
Changes in the Company’s Unvested Stock Awards during Year-To-Date 2018
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Deferred Awards, beginning of period	420	$82.30
Granted	134	123.98
Vested	(122)	65.30
Forfeited	(56)	111.61
Unvested Deferred Awards, end of period	376	$98.26

Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $21.9 million as of November 3, 2018, which will be recognized over a weighted average period of approximately 1.9 years.

Performance Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested Performance Awards, beginning of period	544	$84.11
Granted	87	123.02
Shares earned in excess of target	347	70.09
Vested shares, including shares earned in excess of target	(513)	70.09
Forfeited	(95)	115.26
Unvested Performance Awards, end of period	370	$91.53
____________________________________________

(1)	For those awards in which the performance period is complete, the number of unvested shares is based on actual shares that will vest upon completion of the service period.
For those awards in which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%. However, the cumulative expense recognized reflects changes in estimated adjusted earnings per share, adjusted operating margin expansion, and adjusted return on invested capital as they occur. Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $14.8 million as of November 3, 2018, which will be recognized over a weighted average period of approximately 1.3 years.

5.	EARNINGS PER COMMON SHARE
The following table reconciles net income and share amounts utilized to calculate basic and diluted earnings per common share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(In thousands)
Net income	$49,913	$44,077	$88,937	$94,596

Basic weighted average common shares	16,394	17,617	16,677	17,645
Dilutive effect of stock awards	102	473	305	578
Diluted weighted average common shares	16,496	18,090	16,982	18,223
Antidilutive stock awards	—	—	—	—
Antidilutive stock awards (Deferred Awards and Performance Awards) represent those awards that are excluded from the earnings per share calculation as a result of their antidilutive effect in the application of the treasury stock method in accordance with FASB ASC 260--Earnings per Share.

6.	PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following:

	November 3, 2018	February 3, 2018	October 28, 2017
	(In thousands)
Property and equipment:
Land and land improvements	$3,403	$3,403	$3,403
Building and improvements	35,548	35,548	35,548
Material handling equipment	50,876	50,102	48,345
Leasehold improvements	304,270	308,465	311,093
Store fixtures and equipment	275,279	262,363	249,108
Capitalized software	238,218	237,786	223,318
Construction in progress	20,029	9,498	30,615
	927,623	907,165	901,430
Accumulated depreciation and amortization	(665,243)	(648,628)	(635,200)
Property and equipment, net	$262,380	$258,537	$266,230

At November 3, 2018, the Company performed impairment testing on 988 stores with a total net book value of approximately $81.6 million. During the Third Quarter 2018, the Company recorded asset impairment charges of $0.4 million primarily for five stores, all of which were fully impaired. During Year-To-Date 2018, the Company recorded asset impairment charges of $1.2 million primarily for nine stores. Additionally, during Year-To-Date 2018, the Company recorded asset impairment charges of $4.4 million related to the write-down of information technology systems. The Company did not incur information technology impairment charges during the Third Quarter 2018.
At October 28, 2017, the Company performed impairment testing on 1,027 stores with a total net book value of approximately $81.7 million. During the Third Quarter 2017, the Company recorded asset impairment charges of $0.4 million for eight stores, all of which were fully impaired. During Year-To-Date 2017, the Company recorded asset impairment charges of $2.3 million for 17 stores, all of which were fully impaired. Additionally, during the Third Quarter 2017, the Company recorded asset impairment charges of $2.4 million related to the write-down of information technology systems.
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
The Credit Agreement, which expires in September 2020, consists of a $250 million asset based revolving credit facility, with a $50 million sublimit for standby and documentary letters of credit and an uncommitted accordion feature that could provide up to $50 million of additional availability. Revolving credit loans outstanding under the Credit Agreement bear interest, at the Company’s option, at:

(i)	the prime rate, plus a margin of 0.50% to 0.75% based on the amount of the Company’s average excess availability under the facility; or

(ii)
the London InterBank Offered Rate, or “LIBOR”, for an interest period of one, two, three, or six months, as selected by the Company, plus a margin of 1.25% to 1.50% based on the amount of the Company’s average excess availability under the facility.

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
The Company has capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at November 3, 2018 was approximately $0.5 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
The table below presents the components of the Company’s credit facility:

	November 3, 2018	February 3, 2018	October 28, 2017
	(In millions)
Credit facility maximum	$250.0	$250.0	$250.0
Borrowing base	250.0	250.0	250.0

Outstanding borrowings	65.0	21.5	56.4
Letters of credit outstanding—standby	7.0	7.0	7.0
Utilization of credit facility at end of period	72.0	28.5	63.4

Availability (1)	$178.0	$221.5	$186.6

Interest rate at end of period	3.6%	5.0%	2.8%

	Year-To-Date 2018	Fiscal 2017	Year-To-Date 2017
Average end of day loan balance during the period	$68.7	$45.8	$55.2
Highest end of day loan balance during the period	151.6	98.2	98.2
Average interest rate	4.0%	2.9%	2.8%
____________________________________________

(1)	The sublimit availability for the letters of credit was $43.0 million at each of November 3, 2018, February 3, 2018, and October 28, 2017, respectively.

8.	LEGAL AND REGULATORY MATTERS

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
The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statement and income tax basis of assets and liabilities. The Company's deferred tax assets and liabilities are comprised largely of differences relating to depreciation, rent expense, inventory, stock-based compensation, and various accruals and reserves.
The Company’s effective tax rate for the Third Quarter 2018 was 21.7% compared to 31.2% during the Third Quarter 2017. The effective tax rate was lower during the Third Quarter 2018 primarily as a result of a lower U.S. Federal tax rate in fiscal 2018 due to the Tax Cuts and Jobs Act (the "Tax Act") and a favorable mix of income generated in foreign jurisdictions subject to lower tax rates.
The Company’s effective tax rate for Year-To-Date 2018 was 7.0% compared to 13.4% for Year-To-Date 2017. The effective tax rate was lower for the Year-To-Date 2018 primarily due to a lower U.S. Federal tax rate in fiscal 2018 due to the Tax Act and a favorable mix of income generated in foreign jurisdictions subject to lower tax rates, partially offset by a reserve release of $4 million in the First Quarter 2017.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. The total amount of unrecognized tax benefits as of November 3, 2018, February 3, 2018, and October 28, 2017 were $3.9 million, $4.0 million and $3.2 million, respectively, and is included within non-current liabilities. The Company recognized less than $0.1 million in each of the Third Quarter 2018 and the Third Quarter 2017, respectively, of additional interest expense related to its unrecognized tax benefits. During each of Year-To-Date 2018 and Year-To-Date 2017, the Company recognized less than $0.1 million of additional interest expense. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes.

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
All derivative instruments are presented at gross fair value on the consolidated balance sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of November 3, 2018, the Company had foreign exchange forward contracts with an aggregate notional amount of $24.4 million and the fair value of the derivative instruments was an asset of $2.3 million. As these foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company's credit risk and our counterparties’ credit risks, they are classified within Level 2 of the valuation hierarchy. Cash settlements related to these forward contracts are recorded within cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings within cost of sales (exclusive of depreciation and amortization) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings within selling, general, and administrative expenses, consistent with where the Company records realized and unrealized foreign currency gains and losses on transactions in foreign denominated currencies. There were no losses related to hedge ineffectiveness during Year-To-Date 2018. Assuming November 3, 2018 exchange rates remain constant, $0.7 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified from OCI into earnings over the next 12 months. Changes in fair value associated with derivatives that are not designated and qualified as cash flow hedges are recognized as earnings within selling, general, and administrative expenses.
The Company enters into foreign exchange forward contracts with major banks and has risk exposure in the event of nonperformance by either party. However, based on our assessment, the Company believes that obligations under the contracts will be fully satisfied. Accordingly, there was no requirement to post collateral or other security to support the contracts as of November 3, 2018.

11.	SEGMENT INFORMATION
In accordance with FASB ASC 280---Segment Reporting, the Company reports segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are the Company’s U.S. and Puerto Rico-based stores and revenue from the Company's U.S.-based wholesale business. Included in The Children's Place International segment are the Company's Canadian-based stores, revenue from the Company's Canadian wholesale business and revenue from international franchisees. The Company measures its segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  The Company periodically reviews these allocations and adjusts them based upon changes in business circumstances.  Net sales to external customers are derived from merchandise sales and the Company has no major customers that account for more than 10% of its net sales.  As of

November 3, 2018, The Children’s Place U.S. owned and operated 862 stores and The Children’s Place International owned and operated 126 stores. As of October 28, 2017, The Children’s Place U.S. owned and operated 898 stores and The Children’s Place International owned and operated 129 stores.
The following tables provide segment level financial information:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(In thousands)
Net sales:
The Children’s Place U.S.	$461,286	$427,603	$1,256,363	$1,149,741
The Children’s Place International (1)	61,209	62,423	151,163	150,562
Total net sales	$522,495	$490,026	$1,407,526	$1,300,303
Operating income:
The Children’s Place U.S.	$52,481	$51,751	$79,178	$89,567
The Children’s Place International	12,124	12,398	18,508	20,085
Total operating income	$64,605	$64,149	$97,686	$109,652
Operating income as a percent of net sales:
The Children’s Place U.S.	11.4%	12.1%	6.3%	7.8%
The Children’s Place International	19.8%	19.9%	12.2%	13.3%
Total operating income as a percent of net sales	12.4%	13.1%	6.9%	8.4%
Depreciation and amortization:
The Children’s Place U.S.	$15,432	$14,921	$45,836	$43,155
The Children’s Place International	1,972	1,868	5,569	5,305
Total depreciation and amortization	$17,404	$16,789	$51,405	$48,460
Capital expenditures:
The Children’s Place U.S.	$27,077	$14,415	$54,299	$37,291
The Children’s Place International	581	311	1,205	591
Total capital expenditures	$27,658	$14,726	$55,504	$37,882

____________________________________________

(1)	Net sales from The Children's Place International are primarily derived from revenues from Canadian operations.

	November 3, 2018	February 3, 2018	October 28, 2017
Total assets:	(In thousands)
The Children’s Place U.S.	$756,191	$750,670	$825,969
The Children’s Place International	81,062	189,558	187,455
Total assets	$837,253	$940,228	$1,013,424

12.	SUBSEQUENT EVENTS
Subsequent to November 3, 2018 and through December 4, 2018, the Company repurchased approximately 60 thousand shares for approximately $8.4 million.

The Company announced that its Board of Directors has declared a quarterly cash dividend of $0.50 per share to be paid on December 28, 2018 to shareholders of record at the close of business on December 17, 2018.

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
Terms that are commonly used in our management’s discussion and analysis of financial condition and results of operations are defined as follows:

•	Third Quarter 2018 — The thirteen weeks ended November 3, 2018

•	Third Quarter 2017 — The thirteen weeks ended October 28, 2017

•	Year-To-Date 2018 — The thirty-nine weeks ended November 3, 2018

•	Year-To-Date 2017 — The thirty-nine weeks ended October 28, 2017

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
We are the largest pure-play children's specialty apparel retailer in North America. The Company provides apparel, accessories, footwear, and other items for children. We design, contract to manufacture, sell at retail and wholesale, and license to sell trend right, high-quality merchandise at value prices, the substantial majority of which is under our proprietary “The Children's Place”, “Place” and "Baby Place" brand names. As of November 3, 2018, we operated 988 stores across North

America, our e-commerce business at www.childrensplace.com, and had 211 international points of distribution open and operated by our eight franchise partners in 20 countries.
Segment Reporting
In accordance with the “Segment Reporting” topic of the FASB ASC, we report segment data based on geography: The Children’s Place U.S. and The Children’s Place International.  Each segment includes an e-commerce business located at www.childrensplace.com.  Included in The Children’s Place U.S. segment are our U.S. and Puerto Rico-based stores and revenue from our U.S.-based wholesale business. Included in The Children's Place International segment are our Canadian- based stores, revenue from the Company's Canadian wholesale business, as well as revenue from international franchisees. We measure our segment profitability based on operating income, defined as income before interest and taxes.  Net sales and direct costs are recorded by each segment.  Certain inventory procurement functions such as production and design as well as corporate overhead, including executive management, finance, real estate, human resources, legal, and information technology services are managed by The Children’s Place U.S. segment.  Expenses related to these functions, including depreciation and amortization, are allocated to The Children’s Place International segment based primarily on net sales.  The assets related to these functions are not allocated.  We periodically review these allocations and adjust them based upon changes in business circumstances.  Net sales from external customers are derived from merchandise sales and we have no major customers that account for more than 10% of our net sales.  As of November 3, 2018, The Children’s Place U.S. owned and operated 862 stores and The Children’s Place International owned and operated 126 stores. As of October 28, 2017, The Children’s Place U.S. owned and operated 898 stores and The Children’s Place International owned and operated 129 stores.
Operating Highlights
Our Comparable Retail Sales increased 9.5% and 6.7% during the Third Quarter 2018 and Year-To-Date 2018, respectively. Net sales increased by $32.5 million, or 6.6%, to $522.5 million during the Third Quarter 2018.
  Gross margin de-leveraged 220 basis points to 39.1% during the Third Quarter 2018 from 41.3% during the Third Quarter 2017. The decrease resulted primarily from lower merchandise margins resulting primarily from the continued increased penetration of our e-commerce business, partially offset by leverage of fixed expenses due to the positive Comparable Retail Sales and reclassification of certain items due to the adoption of Topic 606.
Selling, general, and administrative expenses increased $4.9 million to $123.2 million during the Third Quarter 2018 from $118.3 million during the Third Quarter 2017. As a percentage of net sales, SG&A leveraged 50 basis points to 23.6% during the Third Quarter 2018 from 24.1% during the Third Quarter 2017. The leverage was primarily due to strong Comparable Retail Sales and lower incentive compensation expense, partially offset by expenses related to the continued investment in our transformation initiatives and the reclassification of certain items due to the adoption of Topic 606.
Provision for income taxes was $13.9 million during the Third Quarter 2018 compared to $20.0 million during the Third Quarter 2017.  Our effective tax rate was 21.7% and 31.2% in the Third Quarter 2018 and the Third Quarter 2017, respectively. The effective tax rate was lower primarily as a result of a lower U.S. Federal tax rate in fiscal 2018 due to the Tax Act and a favorable mix of income generated in foreign jurisdictions subject to lower tax rates.
Net income was $49.9 million during the Third Quarter 2018 compared to $44.1 million during the Third Quarter 2017, due to the factors discussed above.  Earnings per diluted share was $3.03 in the Third Quarter 2018 compared to $2.44 per diluted share in the Third Quarter 2017.  This increase in earnings per share is due to the factors noted above and a lower weighted average common shares outstanding of approximately 1.6 million, which is the result of our share repurchase program.
We continue to make significant progress on our key strategic growth initiatives--superior product, business transformation through technology, alternate channels of distribution, and fleet optimization.
Our business transformation through technology initiative has two key components: inventory management and digital transformation. With respect to digital transformation, our goal is to deliver one to one personalization focusing on improving customer acquisition and increasing customer engagement with our brand and to continue to gain market share.

The transformation of our digital capabilities has continued during Year-To-Date 2018 with the implementation of a new on-site search tool, the enhancement of our email trigger capabilities, and the introduction of dynamic display re-targeting. During the remainder of fiscal 2018, we plan to continue to develop several new capabilities, including: a new pricing and promotional system that will enable us to deliver personalized offers to our customers, improvements to our e-commerce platform, a new loyalty system that will deliver real-time personalized communication and promotions, and buy-online-ship-to-store.

With respect to alternate channels of distribution, we continued our international expansion program and added 20 net additional international points of distribution (stores, shop in shops, e-commerce site) during Year-To-Date 2018 bringing our total count to 211, operating in 20 countries. During the Third Quarter 2018, Semir, our Chinese partner, opened its first stores in Shanghai.
We continue to evaluate our store fleet as part of our fleet optimization initiative to improve store productivity and plan to close approximately 300 stores through fiscal 2020, which includes the 195 stores closed since the announcement of this initiative.

During Year-To-Date 2018, we repurchased approximately 1.7 million shares for approximately $213.1 million, inclusive of shares repurchased under our accelerated share repurchase program and shares surrendered to cover tax withholdings associated with the vesting of equity awards. As of November 3, 2018, there was approximately $281 million in aggregate remaining pursuant to the 2017 and 2018 Share Repurchase Programs. We also paid cash dividends of $24.9 million during Year-To-Date 2018 and announced that our Board of Directors has declared a quarterly cash dividend of $0.50 per share to be paid on December 28, 2018 to shareholders of record on the close of business on December 17, 2018.
We have subsidiaries whose operating results are based in foreign currencies and are thus subject to the fluctuations of the corresponding translation rates into U.S. dollars. The table below summarizes those average translation rates that most impact our operating results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Average Translation Rates (1)
Canadian Dollar	0.7673	0.8001	0.7728	0.7700
Hong Kong Dollar	0.1275	0.1280	0.1275	0.1283
China Yuan Renminbi	0.1454	0.1509	0.1518	0.1476
__________________________________________________

(1)
The average translation rates are the average of the monthly translation rates used during each period to translate the respective income statements.  The rates represent the U.S. dollar equivalent of a unit of each foreign currency.

Recent Developments

In November 2018, we announced that our Chief Financial Officer, Anurup Pruthi, left the Company to pursue other opportunities, with Michael Scarpa permanently reassuming Mr. Pruthi’s duties and the Chief Financial Officer and Principal Financial Officer titles, in addition to Mr. Scarpa’s current duties as the Company's Chief Operating Officer.  Subsequent to this announcement, the Company announced that it appointed Robert Helm, the Company's Vice President, Finance and Accounting, as its Principal Accounting Officer.  Also, in November 2018, we announced that Pamela Wallack, President of Global Product, left the Company, with Jane Elfers, our Chief Executive Officer and President, permanently reassuming Ms. Wallack’s duties.

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
Inventory Valuation- We value inventory at the lower of cost or net realizable value, with cost determined using an average cost method. The estimated market value of inventory is determined based on an analysis of historical sales trends of our individual product categories, the impact of market trends and economic conditions and a forecast of future demand, as well as plans to sell through inventory. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences and market conditions.  Our historical estimates have not differed materially from actual results and a 10% difference in our reserve as of November 3, 2018 would have impacted net income by approximately $0.1 million.  Our reserve balance at November 3, 2018 was approximately $1.8 million compared to $2.3 million at October 28, 2017.
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
We review all stores that have been open for at least two years, or sooner if circumstances should dictate, on at least an annual basis.  We believe waiting two years allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed. For each store that shows indications of operating losses, we project future cash flows over the remaining life of the lease and compare the total undiscounted cash flows to the net book value of the related long-lived assets.  If the undiscounted cash flows are less than the related net book value of the long-lived assets, they are written down to their fair market value.  We primarily determine fair market value to be the discounted future cash flows associated with those assets.  In evaluating future cash flows, we consider external and internal factors.  External factors comprise the local environment in which the store resides, including mall traffic, competition, and their effect on sales trends.  Internal factors include our ability to gauge the fashion taste of our customers, control variable costs such as cost of sales and payroll, and in certain cases, our ability to renegotiate lease costs. If external factors should change unfavorably, if actual sales should differ from our projections, or if our ability to control costs is insufficient to sustain the necessary cash flows, future impairment charges could be material.  At November 3, 2018, the average net book value per store was approximately $0.1 million.
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
Insurance and Self-Insurance Liabilities- Based on our assessment of risk and cost efficiency, we self-insure as well as purchase insurance policies to provide for workers' compensation, general liability and property losses, cyber-security coverage, as well as directors' and officers' liability, vehicle liability and employee medical benefits.  We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions.  These estimates include inherent uncertainties due to the variability of the factors involved, including type of injury or claim, required services by the providers, healing time, age of claimant, case management costs, location of the claimant and governmental regulations.  While we believe that our risk assessments are appropriate, these uncertainties or a deviation in future claims trends from recent historical patterns could result in our recording additional or reduced expenses, which may be material to our results of operations.  Our historical estimates have not differed materially from actual results and a 10% difference in our insurance reserves as of November 3, 2018 would have impacted net income by approximately $0.4 million.
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

To Be Adopted After Fiscal 2018

In August 2017, the FASB issued guidance relating to the accounting for hedging activities. This guidance aims to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in the guidance expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The standard is effective for the Company beginning in its fiscal year 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The Company will adopt this guidance beginning in its fiscal year 2019 using a modified retrospective approach with the cumulative effect of adopting the standard recognized as an adjustment to opening retained earnings. The Company anticipates it will apply an optional package of practical expedients intended to ease transition to the standard by allowing the Company to carryforward its original lease classification conclusions without reassessment. The Company is also evaluating which, if any, of certain other expedients it will elect upon adoption. While we are currently reviewing the potential impact of this standard, we would expect that the adoption of this standard will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet given the extent of our lease portfolio.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales. We primarily evaluate the results of our operations as a percentage of net sales rather than in terms of absolute dollar increases or decreases by analyzing the year over year change in our business expressed as a percentage of net sales (i.e., “basis points”). For example, gross profit decreased approximately 220 basis points to 39.1% of net sales during the Third Quarter 2018 from 41.3% during the Third Quarter 2017.  Accordingly, to the extent that our sales have increased at a faster rate than our costs (i.e., “leveraging”), the more efficiently we have utilized the investments we have made in our business.  Conversely, if our sales decrease or if our costs grow at a faster pace than our sales (i.e., “de-leveraging”), we have less efficiently utilized the investments we have made in our business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization)	60.9	58.7	63.1	61.4
Gross profit	39.1	41.3	36.9	38.6
Selling, general, and administrative expenses	23.6	24.1	26.0	26.0
Depreciation and amortization	3.3	3.4	3.7	3.7
Asset impairment charge	0.1	0.7	0.4	0.4
Other income	(0.2)	—	(0.1)	—
Operating income	12.4	13.1	6.9	8.4
Income before income taxes	12.2	13.1	6.8	8.4
Provision for income taxes	2.7	4.1	0.5	1.1
Net income	9.6%	9.0%	6.3%	7.3%
Number of Company-operated stores, end of period	988	1,027	988	1,027
____________________________________________
 Table may not add due to rounding.

The following tables set forth net sales by segment, for the periods indicated.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales:	(In thousands)
The Children’s Place U.S.	$461,286	$427,603	$1,256,363	$1,149,741
The Children’s Place International	61,209	62,423	151,163	150,562
Total net sales	$522,495	$490,026	$1,407,526	$1,300,303

Third Quarter 2018 Compared to the Third Quarter 2017

Net sales increased by $32.5 million, or 6.6%, to $522.5 million during the Third Quarter 2018 from $490.0 million during the Third Quarter 2017.  The net sales increase of $32.5 million was primarily driven by a Comparable Retail Sales increase of 9.5% and the adoption of Topic 606, partially offset by a negative impact resulting from the calendar shift related to the 53rd week in fiscal 2017. Total e-commerce sales, which include postage and handling, increased to approximately 29% of net sales during the Third Quarter 2018 from approximately 22% during the Third Quarter 2017.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and revenues.
The Children’s Place U.S. net sales increased $33.7 million, or 7.9%, to $461.3 million in the Third Quarter 2018 compared to $427.6 million in the Third Quarter 2017.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 10.6% and the adoption of Topic 606, partially offset by a negative impact resulting from the calendar shift related to the 53rd week in fiscal 2017.
The Children’s Place International net sales decreased $1.2 million, or 1.9%, to $61.2 million in the Third Quarter 2018 compared to $62.4 million in the Third Quarter 2017.  The decrease resulted primarily from unfavorable changes in the Canadian exchange rate compared to the U.S. dollar, partially offset by a Canadian Comparable Retail Sales increase of 1.6%.
Gross profit increased by $1.9 million to $204.4 million during the Third Quarter 2018 from $202.4 million during the Third Quarter 2017.  Gross margin de-leveraged 220 basis points to 39.1% during the Third Quarter 2018 from 41.3% during the Third Quarter 2017. The decrease resulted primarily from lower merchandise margins resulting primarily from the continued increased penetration of our e-commerce business, partially offset by leverage of fixed expenses due to the positive Comparable Retail Sales and reclassification of certain items due to the adoption of Topic 606.

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

Selling, general, and administrative expenses increased $4.9 million to $123.2 million during the Third Quarter 2018 from $118.3 million during the Third Quarter 2017. As a percentage of net sales, SG&A leveraged 50 basis points to 23.6% during the Third Quarter 2018 from 24.1% during the Third Quarter 2017. The leverage was primarily due to strong Comparable Retail Sales and lower incentive compensation expense, partially offset by expenses related to the continued investment in our transformation initiatives and the reclassification of certain items due to the adoption of Topic 606.
Asset impairment charges were $0.4 million during the Third Quarter 2018, which related to the full impairment of primarily five stores. Asset impairment charges during the Third Quarter 2017 were $3.2 million, of which $0.8 million related to the full impairment of primarily eight stores and $2.4 million related to the write-down of information technology systems.
Depreciation and amortization was $17.4 million during the Third Quarter 2018 compared to $16.8 million during the Third Quarter 2017 reflecting increased depreciation associated with our ongoing investment in business transformation initiatives.
Other costs (income) was $1.2 million during the Third Quarter 2018 related to the settlement of a distribution center lease.
Provision for income taxes was $13.9 million during the Third Quarter 2018 compared to $20.0 million during the Third Quarter 2017.  Our effective tax rate was 21.7% and 31.2% in the Third Quarter 2018 and the Third Quarter 2017, respectively. The effective tax rate was lower primarily as a result of a lower U.S. Federal tax rate in fiscal 2018 due to the Tax Act and a favorable mix of income generated in foreign jurisdictions subject to lower tax rates.
Net income was $49.9 million during the Third Quarter 2018 compared to $44.1 million during the Third Quarter 2017, due to the factors discussed above.  Earnings per diluted share was $3.03 in the Third Quarter 2018 compared to $2.44 per diluted share in the Third Quarter 2017.  This increase in earnings per share is due to the factors noted above and a lower weighted average common shares outstanding of approximately 1.6 million, which is the result of our share repurchase program.
Year-To-Date 2018 Compared to the Year-To-Date 2017

Net sales increased by $107.2 million, or 8.2%, to $1.408 billion during Year-To-Date 2018 from $1.300 billion during Year-To-Date 2017.  The net sales increase was primarily driven by a Comparable Retail Sales increase of 6.7%, the adoption of Topic 606, and a positive impact resulting from the calendar shift related to the 53rd week in fiscal 2017. Total e-commerce sales, which include postage and handling, increased to approximately 27% of net sales during Year-To-Date 2018 from approximately 23% during Year-To-Date 2017.
We believe that our e-commerce and brick-and-mortar retail store operations are highly interdependent, with both sharing common customers purchasing from a common pool of product inventory. Accordingly, we believe that consolidated omni-channel reporting presents the most meaningful and appropriate measure of our performance, including Comparative Retail Sales and revenues.
The Children’s Place U.S. net sales increased $106.6 million, or 9.3%, to $1.256 billion during Year-To-Date 2018 compared to $1.150 billion during Year-To-Date 2017.  This increase primarily resulted from a U.S. Comparable Retail Sales increase of 7.5% and the adoption of Topic 606.
The Children’s Place International net sales increased $0.6 million, or 0.4%, to $151.2 million during Year-To-Date 2018 compared to $150.6 million during Year-To-Date 2017.  The increase resulted primarily from the adoption of Topic 606, partially offset by a Canadian Comparable Retail Sales decrease of 0.2%.
Gross profit increased by $18.0 million to $519.4 million during Year-To-Date 2018 from $501.4 million during Year-To-Date 2017.  Gross margin de-leveraged 170 basis points to 36.9% during Year-To-Date 2018 from 38.6% during Year-To-Date 2017. The decrease resulted primarily from lower merchandise margins resulting primarily from the continued increased penetration of our e-commerce business, partially offset by leverage of fixed expenses due to the positive Comparable Retail Sales and reclassification of certain items due to the adoption of Topic 606.
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

Selling, general, and administrative expenses increased $27.3 million to $365.9 million during Year-To-Date 2018 from $338.6 million during Year-To-Date 2017. As a percentage of net sales, SG&A was flat at 26.0% during Year-To-Date 2018 and Year-To-Date 2017, respectively. The comparability of our SG&A was affected by expenses related to the restructuring of certain store and corporate operations, consulting costs for organizational design efforts, system transition costs, and costs incurred in connection with the review of our warehouse and distribution network of $2.7 million during Year-To-Date 2018 and by costs related to the a provision for a legal settlement, restructuring of certain store operations, a state sales and use tax audit settlement, and a provision for foreign exchange control penalties of $6.9 million during Year-To-Date 2017. Excluding this impact, our SG&A increased $31.4 million and de-leveraged 30 basis points. The de-leverage was primarily due to the continued investment in our transformation initiatives and the reclassification of certain items due to the adoption of Topic 606, partially offset by lower incentive compensation expense.
Asset impairment charges were $5.6 million during Year-To-Date 2018, of which $1.2 million related to the full impairment of primarily nine stores and $4.4 million related to the write-down of information technology systems. Asset impairment charges during Year-To-Date 2017 were $4.7 million, of which $2.3 million related to the full impairment of primarily 17 stores, and $2.4 million related to the write-down of information technology systems.
Depreciation and amortization was $51.4 million during Year-To-Date 2018 compared to $48.5 million during Year-To-Date 2017 reflecting increased depreciation associated with our ongoing investment in business transformation initiatives.
Other costs (income) was $1.3 million during Year-To-Date 2018 related to the settlement of a distribution center lease.
Provision for income taxes was $6.7 million during Year-To-Date 2018 compared to $14.6 million during Year-To-Date 2017.  Our effective tax rate was 7.0% and 13.4% during Year-To-Date 2018 and Year-To-Date 2017, respectively. The effective tax rate was lower for the Year-To-Date 2018 primarily due to a lower U.S. Federal tax rate in fiscal 2018 due to the Tax Act and a favorable mix of income generated in foreign jurisdictions subject to lower tax rates, partially offset by a reserve release of $4 million in the first quarter of fiscal 2017.
Net income was $88.9 million during Year-To-Date 2018 compared to $94.6 million during Year-To-Date 2017, due to the factors discussed above.  Earnings per diluted share was $5.24 during Year-To-Date 2018 compared to $5.19 per diluted share during Year-To-Date 2017.  This increase in earnings per share is due to the factors noted above and a lower weighted average common shares outstanding of approximately 1.2 million, which is the result of our share repurchase program.
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
Our working capital decreased $126.9 million to $135.6 million at November 3, 2018 compared to $262.5 million at October 28, 2017, primarily due to the purchase of common stock related to our share repurchase programs. During Year-To-Date 2018, we repurchased approximately 1.7 million shares for approximately $213.1 million.  During Year-To-Date 2017, we repurchased approximately 0.8 million shares for approximately $85.4 million, inclusive of shares repurchased and surrendered to cover tax withholdings associated with the vesting of equity awards. We also paid cash dividends of $24.9 million and $21.1 million during Year-To-Date 2018 and Year-To-Date 2017, respectively. Subsequent to November 3, 2018 and through December 4, 2018, we repurchased approximately 60 thousand shares for approximately $8.4 million and declared a quarterly cash dividend of $0.50 per share to be paid on December 28, 2018 to shareholders of record at the close of business on December 17, 2018.
Our credit facility provides for borrowings up to the lesser of $250 million or our borrowing base, as defined by the credit facility agreement (see “Credit Facility” below).  At November 3, 2018, we had $65.0 million of outstanding borrowings and $178.0 million available for borrowing. In addition, at November 3, 2018, we had $7.0 million of outstanding letters of credit with an additional $43.0 million available for issuing letters of credit.
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
We have capitalized an aggregate of approximately $4.3 million in deferred financing costs related to the Credit Agreement. The unamortized balance of deferred financing costs at November 3, 2018 was approximately $0.5 million. Unamortized deferred financing costs are amortized over the remaining term of the Credit Agreement.
Cash Flows/Capital Expenditures
During Year-To-Date 2018, cash flows provided by operating activities were $83.5 million compared to $129.9 million during Year-To-Date 2017. The decrease was primarily due to the timing of inventory purchases and working capital needs.
During Year-To-Date 2018, cash flows used in investing activities were $41.1 million compared to $4.2 million during Year-To-Date 2017. This change was primarily due to a net redemption of short-term investments into cash and cash equivalents during Year-To-Date 2018 compared to a net purchase of short-term investments during Year-To-Date 2017 and increased capital expenditures, primarily related to our business transformation initiatives.
During Year-To-Date 2018, cash flows used in financing activities were $194.5 million compared to $65.5 million during Year-To-Date 2017.  The increase primarily resulted from an increase in purchases of our common stock, primarily related to our accelerated share repurchase program and shares repurchased to cover tax withholdings associated with the vesting of equity awards.
We anticipate that total capital expenditures will be approximately $70-75 million in fiscal 2018, primarily related to our business transformation initiatives, compared to $59 million in fiscal 2017. Our ability to continue to meet our capital requirements in fiscal 2018 depends on our cash on hand, our ability to generate cash flows from operations, and our available borrowings under our credit facility.  Cash flow generated from operations depends on our ability to achieve our financial plans.  During Year-To-Date 2018, we were able to fund our capital expenditures with cash on hand and cash generated from operating activities supplemented by funds from our credit facility.  We believe that our existing cash on hand, cash generated from operations and funds available to us through our credit facility will be sufficient to fund our capital and other cash requirements for the foreseeable future.

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
All derivative instruments are presented at gross fair value on the Consolidated Balance Sheets within either prepaid expenses and other current assets or accrued expenses and other current liabilities. As of November 3, 2018, we had foreign exchange forward contracts with an aggregate notional amount of $24.4 million and the fair value of the derivative instruments was an asset of $2.3 million.

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
Interest Rates
Our credit facility bears interest at a floating rate equal to the prime rate or LIBOR, plus a calculated spread based on our average excess availability.  As of November 3, 2018, we had $65.0 million in borrowings under our credit facility. A 10% change in the prime rate or LIBOR interest rates would not have had a material impact on our interest expense.
Foreign Assets and Liabilities
Assets and liabilities outside the United States are primarily located in Canada and Hong Kong.  Our investments in our Canadian and Hong Kong subsidiaries are considered long-term. As of November 3, 2018, net assets in Canada and Hong Kong were approximately $27.1 million and $45.3 million, respectively.  A 10% increase or decrease in the Canadian and Hong Kong exchange rates would increase or decrease the corresponding net investment by approximately $2.7 million and $4.5 million, respectively.  All changes in the net investment of our foreign subsidiaries are recorded in other comprehensive income as unrealized gains or losses.
As of November 3, 2018, we had approximately $74.5 million of our cash and cash equivalents held in foreign countries, of which approximately $25.0 million was in Canada, approximately $44.7 million was in Hong Kong and approximately $4.8 million was in other foreign countries.
Foreign Operations
We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales and expenses.  Assuming a 10% change in foreign exchange rates, Year-To-Date 2018 net sales could have decreased or increased by approximately $13.1 million and total costs and expenses could have decreased or increased by approximately $15.5 million.  Additionally, we have foreign currency denominated receivables and payables that when settled, result in transaction gains or losses.  At November 3, 2018, we had foreign currency denominated receivables and payables, including inter-company balances, of $3.3 million and $2.8 million, respectively.

Our Canadian subsidiary’s functional currency is the Canadian dollar, but purchases inventory from suppliers in U.S. dollars. In order to mitigate the variability of cash flows associated with certain of these forecasted inventory purchases, we enter into foreign exchange forward contracts. As of November 3, 2018, we had foreign exchange forward contracts with an aggregate notional amount of $24.4 million and the fair value of the derivative instruments was an asset of $2.3 million. Assuming a 10% change in Canadian foreign exchange rates, the fair value of these instruments could have decreased by or increased by approximately $2.4 million. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We import a vast majority of our merchandise from foreign countries, primarily China, Bangladesh, and Indonesia.  Consequently, any significant or sudden change in these foreign countries' political, foreign trade, financial, banking or currency policies and practices, or the occurrence of significant labor unrest, could have a material adverse impact on our financial position, results of operations, and cash flows.

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
Management, including our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of November 3, 2018. Based on that evaluation, our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of November 3, 2018, to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive, principal accounting and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

The following table provides a month-by-month summary of our share repurchase activity during the Third Quarter 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
8/5/18-9/1/18 (1)	58,285	$133.72	57,805	$299,095
9/2/18-10/6/18 (2)	81,361	128.68	81,361	288,625
10/7/18-11/3/18	53,000	138.63	53,000	281,278
Total	192,646	$132.95	192,166	$281,278
____________________________________________

(1)
Consists of 480 shares acquired as treasury stock as directed by participants in the Company's deferred compensation plan and 1,778 shares withheld to cover taxes in conjunction with the vesting of stock awards.

(2)	Consists of 361 shares withheld to cover taxes in conjunction with the vesting of stock awards.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32(+)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
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

THE CHILDREN’S PLACE, INC.

Date:	December 6, 2018	By:	/S/ JANE T. ELFERS
JANE T. ELFERS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 6, 2018	By:	/S/ ROBERT HELM
ROBERT HELM
Vice President, Finance and Accounting
(Principal Accounting Officer)