Form 10-K/A
period 2019-02-02
Childrens Place, Inc.
filed 2019-04-18
CIK 1041859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” ”accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE – AMENDMENT

The Children’s Place, Inc. (the “Company”) is filing this Amendment #1 on Form 10-K/A (this “Amendment”) to the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2019 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 21, 2019 (the “Original Filing Date”), to provide the signature of our principal accounting officer, which was inadvertently omitted from the Form 10-K.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date of the Form 10-K, does not reflect events that may have occurred subsequent to the Original Filing Date and, except as expressly described in the immediately preceding paragraph, does not modify or update in any way the disclosures made in the Form 10-K.

PART IV

ITEM 15.-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits.

The exhibits filed as part of this Amendment are set forth in the Exhibit Index at the end of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN’S PLACE, INC.

By:	/S/ Michael Scarpa
Michael Scarpa
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)
April 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE CHILDREN’S PLACE, INC.

By:	/S/ Robert Helm
Robert Helm
Vice President, Finance and Accounting
(Principal Accounting Officer)
April 18, 2019

INDEX TO EXHIBITS

Exhibit	Description

31.3(+)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002, as amended.

31.4(+)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002, as amended.

________________________________________

(+) Filed herewith.